Form 10-Q
period 1995-03-31
AMERICAN SHARED HOSPITAL SERVICES
filed 1995-05-15
CIK 744825

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                ----------------

                                   FORM 10-Q

(Mark One)
/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995
                                       or

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    --------------------
Commission file number 0-12849

                       AMERICAN SHARED HOSPITAL SERVICES
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          California                                     94-2918118
- - -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

Four Embarcadero Center, Suite 3620, San Francisco, California          94111
- - --------------------------------------------------------------        ----------
       (Address of Principal Executive Offices)                       (Zip Code)

Registrant's telephone number, including area code: (415) 788-5300


        Indicate by check mark whether the registrant (1) has filed all reports required to be fi2led by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---



         As of May 10, 1995: there are outstanding 2,867,401 shares of the Registrant's common stock.

                       AMERICAN SHARED HOSPITAL SERVICES
                        PART  I - FINANCIAL INFORMATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                      (unaudited)        (audited)
ASSETS                                             March 31, 1995    Dec. 31, 1994
- - ------                                             --------------    -------------
Current assets:
   Cash and cash equivalents                        $    742,000     $  1,225,000
   Receivables, less allowance for
      uncollectible accounts of
      $1,251,000 ($1,424,000 in
      1994):
              Trade accounts receivable                5,611,000        6,183,000
              Other receivables                          439,000          537,000
              Note receivable from officer                54,000           54,000
                                                    ------------     ------------
                                                       6,846,000        7,999,000

   Inventories                                           125,000          146,000
   Prepaid Expenses and other current assets             609,000          758,000
                                                    ------------     ------------
TOTAL CURRENT ASSETS                                   7,580,000        8,903,000

Note Receivable from Officer, less current portion       231,000          248,000

Property and equipment:
   Land buildings and improvements                     2,352,000        2,351,000
   Medical, transportation & office equipment          9,620,000        9,670,000
   Capitalized lease equipment                        38,293,000       38,271,000
                                                    ------------     ------------
                                                      50,265,000       50,292,000
   Accumulated depreciation  & amortization          (20,493,000)     (18,165,000)
                                                    ------------     ------------
Net Property and Equipment                            29,772,000       32,127,000

Intangible assets, less accumulated
   amortization                                        2,066,000        2,118,000

Other Assets                                             963,000          943,000
                                                    ------------     ------------

TOTAL ASSETS                                          40,612,000       44,339,000
                                                    ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
(NET CAPITAL DEFICIENCY)
- - ------------------------

Current liabilities:
   Accounts payable                                 $  3,900,000     $  4,450,000
   Accrued interest                                    9,027,000        8,497,000
   Employee compensation                               1,131,000        1,210,000
   Other accrued liabilities                           1,182,000        1,317,000
   Current portion of long-
      term debt                                          193,000          196,000
   Current portion of obligations
      under capital leases                             8,016,000        8,135,000
   Senior subordinated notes                          18,467,000       18,467,000
                                                    ------------     ------------

TOTAL CURRENT LIABILITIES                             41,916,000       42,272,000

Long-term debt, less current portion                   2,513,000        2,539,000
Obligations under capitalleases
   less current portion                               19,643,000       21,705,000
Deferred income taxes                                    164,000          164,000

Stockholders' equity (Net Capital
   Deficiency):
   Common stock, without par value:
      authorized shares - 10,000,000
      issued & outstanding shares,
      2,867,000 in 1995 & 1994                         8,795,000        8,795,000
   Additional paid-in capital                            763,000          763,000
   Accumulated deficit                               (33,182,000)     (31,899,000)
                                                    ------------     ------------
   Total stockholders' equity
      (Net Capital Deficiency)                       (23,624,000)     (22,341,000)
                                                    ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (NETCAPITAL DEFICIENCY)                     40,612,000       44,339,000
                                                    ============     ============


                             See Accompanying Notes

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                   Three months ended March 31
                                                      1995              1994
                                                    --------          --------
REVENUES:

   Medical services                               $ 8,672,000       $ 9,873,000

COSTS AND EXPENSES:
   Costs of operations:

         Medical services payroll                   1,711,000         2,670,000

         Maintenance and supplies                   1,664,000         1,732,000

         Depreciation and amortization              2,340,000         2,009,000

         Equipment rental                             433,000         1,220,000

         Other                                        858,000         1,026,000
                                                  -----------       -----------
                                                    7,006,000         8,657,000

   Selling and administrative                       1,302,000         1,394,000

   Interest                                         1,750,000         1,563,000
                                                  -----------       -----------

TOTAL COSTS AND EXPENSES                           10,058,000        11,614,000
                                                  ===========       ===========

Equity in earnings of partnerships                     16,000            18,000

Gain on sale of assets and equipment                    8,000            84,000

Interest and other income                              79,000            21,000
                                                  -----------       -----------

Loss before income taxes                           (1,283,000)       (1,618,000)

Income tax provision                                        0           (13,000)
                                                  -----------       -----------

Net loss                                          ($1,283,000)      ($1,631,000)
                                                  ===========       ===========

Net loss per share                                     ($0.45)           ($0.57)
                                                  ===========       ===========

Common shares and equivalents used
   in computing per share amounts                   2,867,000         2,867,000
                                                  ===========       ===========

                             See Accompanying Notes

                 Condensed Consolidated Statement of Cash Flows
                                  (Unaudited)

                                                              Three months ended March
                                                              1995                1994
                                                              ----                ----
OPERATING ACTIVITIES:

Net loss                                                   (1,283,000)         (1,631,000)

Adjustment to reconcile net loss to net
   cash provided by operating activities:
      Gain on sale of assets                                   (8,000)            (84,000)
      Depreciation and amortization                         2,502,000           2,190,000
Equity in (earnings) of partnerships                          (16,000)            (18,000)
Changes in operating assets and liabilities:
           Decrease (increase)  in receivable                 670,000            (450,000)
           Decrease  (increase) in inventory                   21,000             (38,000)
           Decrease in prepaid
             expenses & other assets                          149,000              67,000
           (Decrease) increase in account payable &
             and accrued liabilities                         (234,000)          1,432,000
                                                            ---------           ---------

Net cash provided by operating activities                   1,801,000           1,468,000

INVESTING ACTIVITIES
Proceeds from sale and disposition of equipment                15,000             296,000
Payment for purchase of property and equipment                (32,000)           (299,000)
Other                                                         (59,000)             (3,000)
                                                            ---------           ---------

Net cash provided in investing activities                     (76,000)             (6,000)

FINANCING ACTIVITIES
Principal payments on long-term debt and
  obligations under capital leases                         (2,208,000)           (931,000)
                                                            ---------           ---------
Net cash used in financing activities                      (2,208,000)           (931,000)

Net (decrease) increase in cash and cash equivalents         (483,000)            531,000
Cash and cash equivalents at beginning of period            1,225,000             957,000
                                                            ---------           ---------
Cash and cash equivalents at end of period                    742,000           1,488,000
                                                            =========           =========

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid                                               1,220,000             204,000
                                                            =========           =========
Income taxes paid                                              54,000              13,000
                                                            =========           =========





                             See Accompanying Notes

                       AMERICAN SHARED HOSPITAL SERVICES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

    Basis of Presentation

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly American Shared Hospital Services' (the "Company") consolidated financial position as of March 31, 1995 and the results of its operations for the three months ended March 31, 1995 and 1994, which results are not necessarily indicative of results on an annual basis. Consolidated balance sheet amounts as of December 31, 1994 have been derived from audited financial statements. These financial statements include the accounts of the Company and its wholly owned subsidiaries, CuraCare, Inc., MMRI, Inc., European Shared Medical Services Limited and American Shared Radiosurgery Services. All significant intercompany accounts and transactions have been eliminated.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

    Medical Services revenues declined $1,201,000 to $8,672,000 for the three months ended March 31, 1995 compared to $9,873,000 for the three months ended March 31, 1994. Revenues from Magnetic Resonance Imaging (MRI) service increased $691,000 compared to the same period in the prior year due primarily to the commencement of new customer contracts and increased utilization from contracts commenced in prior periods. The Company had a net increase of approximately 5 new MRI customer contracts as of March 31, 1995 compared to March 31, 1994.

    Computed Tomography (CT) revenues decreased $295,000 compared to the same period in the prior year due to the operation of two fewer scanners and lower revenue generation from mobile routes. Nuclear Medicine and Ultrasound revenues decreased $285,000 compared to the same period in the prior year as a result of the December 31, 1994 sale of two Ultrasound Department contracts as a part of its Respiratory Therapy Department contract sale and the continued reduction in mobile ultrasound revenues.

    Respiratory Therapy Services revenues decreased $1,407,000 during the first quarter of 1995 compared to the same period in the prior year due to the December 31, 1994 sale of eight Respiratory Therapy Department contracts, its Respiratory Registry and the termination of two contracts. During the second quarter of 1995 an additional two contracts will terminate.

    Gamma Knife revenues increased $95,000 during the first quarter of 1995 compared to the same period in the prior year due to increased utilization. Gamma Knife revenues are not currently a significant component of the Company's revenues.

    Total costs of operations decreased $1,651,000 from $8,657,000 for the three months ended March 31, 1994 to $7,006,000 for the three months ended March 31, 1995. Payroll, the largest component of costs of operations, decreased $959,000 from $2,670,000 for the three months ended March 31, 1995. The decrease is primarily attributable to the Company's sale of its Respiratory Therapy Department and related contracts during the fourth quarter of 1994. Maintenance and supplies decreased $68,000 from $1,732,000 in 1994 compared to $1,664,000 in 1995 primarily due to pricing reductions on MRI maintenance contracts and a decrease in supply usage associated with the sale and termination of Respiratory Therapy contracts. Depreciation and amortization increased $331,000 from 2,009,000 in 1994 to $2,340,000 in 1995. The increase is primarily attributable to the Company's lease restructuring with its primary equipment lessor which was effective January 1, 1994 but recorded cumulatively in the fourth quarter of 1994. Equipment leases previously accounted for as rentals were accounted for as capitalized leases (increased depreciation and interest expense) due to the lease restructuring. Equipment rental decreased $787,000 from $1,220,000 in 1994 to $433,000 in 1995 as a result of the
    Company's aforementioned lease restructuring with its primary equipment lessor. Other operating costs decreased $168,000 from $1,026,000 in 1994 to $858,000 in 1995 primarily due to a reduction in regional office and property related costs.

    Selling and Administrative costs decreased $92,000 from $1,394,000 in 1994 to $1,302,000 in 1995 due primarily to reduced salary and wage expenses.

    Interest expense increased $187,000 from $1,563,000 in the first quarter of 1994 to $1,750,000 in 1995 primarily due to the Company's aforementioned lease restructuring with its primary equipment lessor.

    The Company had a net loss of $1,283,000 for the period ending March 31, 1995 compared to a net loss of $1,631,000 for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

    The Company had cash and cash equivalents of $742,000 at March 31, 1995 compared to $1,225,000 at December 31, 1994. The Company's cash position decreased in 1995 as a result of its operating losses.

    Under their then existing terms, the Company's equipment leases required cash payments in 1993 of approximately $18,625,000, and the Company's 16-1/2% Senior Subordinated Exchangeable Reset Notes due 1996 and the Company's 14-3/4% Senior Subordinated Notes due 1996 (referred to collectively as the "Subordinated Notes") would have required cash interest payments in 1993 of $3,062,000. Lease and Subordinated Note payments totaling approximately $20,460,000 would have been due in 1994 under original terms. The Company determined during the second half of 1992 that it would not generate sufficient revenues or sufficiently reduce expenses from operations to meet in full its obligations under the Subordinated Notes and equipment leases. Accordingly, the Company suspended interest payments under the Subordinated Notes beginning with the October 15, 1992 semi-annual interest payment, and suspended lease payments on a significant portion of its leases from December 1, 1992. The Company on December 31, 1994 restructured its leases with its primary lessor.

    As a result of the Company's non-payment of interest, the Subordinated Notes are in default and the holders have the right to declare principal and accrued interest immediately due and payable. The amount of interest under the Subordinated Notes that was due but not paid on October 15, 1992, April 15, 1993, October 15, 1993, April 15, 1994, October 15, 1994 and
    April 15, 1995 is approximately $9,046,000. As of May 10, 1995, the holders had not exercised their right to demand repayment.

    In the event that the holders of Subordinated Notes exercise their rights to accelerate the Subordinated Notes, the Company would be forced to liquidate under Chapter 7 of the U.S. Bankruptcy Code or to seek to reorganize under Chapter 11 of the U.S. Bankruptcy Code.

    On April 4, 1994 the Company reached an agreement in principle with the holders of approximately 96% in outstanding principal amount of the Subordinated Notes to exchange such obligations (including accrued and unpaid interest through the date of the exchange) for Common Stock. A shareholder vote to approve a restructuring that would include such exchange was scheduled for April 7, 1995, and was subsequently adjourned to May 18, 1995. Concurrently with the agreement in principle, the Company also announced the terms of a restructuring with its primary equipment lessor and the extension of the Company's secured credit facility.

    Under the lease restructuring, the leases covering substantially all of the Company's medical equipment were modified to extend the lease terms and to reduce scheduled lease payments. The restructuring resulted in lease payment reductions of approximately $300,000 per month for a cash savings of $3,600,000 in 1994. During 1994, the Company made monthly aggregate payments based on the estimated restructured lease payments. The reduction in lease payments is after inclusion of approximately $2,000,000 in capital costs incurred during 1993 to upgrade five of the Company's MRI units, in an effort to increase the revenue generating capacity of those units. In addition, certain accrued and unpaid lease and service payments were converted into a $2,000,000 secured seven (7) year note (the "Lessor's Note").

    The Lessor's Note will bear interest at an annual rate of 4%, payable in arrears, and will mature on the last day of the 86th month following its issuance. Monthly payments of interest only will be due on the last day of each of the first 11 months following issuance. Thereafter the principal balance of the Lessor's Note will amortize in 75 equal monthly installments until maturity. The Lessor's Note is secured by a lien on the Accounts Receivable of CuraCare, Inc. and American Shared-CuraCare. The Lessor's
    Note is also secured by a lien on two CT units and one Ultrasound unit.

    As part of the agreement in principle to restructure the Company's obligations, Foothill extended its $5 million credit facility through February 28, 1995 and established the Company's borrowing capacity at the lesser of (i) 65% of eligible receivables or (ii) cash collections during the preceding 45 day period. As of December 31, 1994, the Company had borrowings under the Foothill credit facility of approximately $2,883,000. As a part of the Company's sale of its Respiratory Therapy contracts on December 31, 1994, the Company provided cash collateral to Foothill of an amount equal to its borrowings under its credit facility. The credit facility was terminated and repaid in full in accordance with its terms on February 28, 1995.

    In the proposed restructuring, the Principal Noteholders who own approximately $17,700,000 (after giving effect to the recent redemption of $321,000 of Subordinated Notes) in outstanding principal amount of the Subordinated Notes, would agree to exchange their securities (including all claims for accrued and unpaid interest of approximately $8,670,000 as of April 15, 1995) for newly issued Common Stock of the Company. If the Principal Noteholders exchange their obligations for Common Stock such holders would own approximately 89.4% of the fully diluted shares of the Common Stock of the Company following this restructuring.

    The proposed restructuring will result in annual interest savings from the Subordinated Notes of approximately $2,890,000. In addition, under the terms of the Subordinated Notes, the Subordinated Notes would have matured in October 1996. If the proposed exchange is accepted by the Principal Noteholders (i) there would still remain outstanding approximately $773,000 of Subordinated Notes with required annual interest payments of $125,000 and (ii) the Company would pay accrued and unpaid interest through April 15, 1995 of approximately $460,000 to holders of unexchanged Subordinated Notes.

    The proposed restructuring was the result of lengthy and difficult negotiations and remains subject to the satisfaction of many conditions. The Company distributed proxy statements to shareholders on February 14, 1995 and scheduled a shareholder meeting on April 7, 1995, which was subsequently adjourned to May 18, 1995.

    On May 5, 1995 the Company entered into a revised debt restructuring agreement with four holders of approximately 96% of its Senior Subordinated Notes, to repurchase their Notes (including accrued, unpaid interest) for a combination of cash and equity equal to approximately 25% of the Company's fully diluted outstanding shares.

    At the scheduled May 17 closing date for this transaction, the four Noteholders will receive of approximately $3,900,000 in cash, plus a total of 819,000 shares of common stock (equal to approximately 20% of the Company's then fully diluted outstanding common shares), and warrants for an additional 216,000 shares of common stock (equal to approximately 5% of the then fully diluted common shares). The warrants will be immediately exercisable at $0.75 per share in cash.

    The closing of the Notes repurchase is subject to funding of two new credit facilities totalling $8,000,000, which the Company has obtained. Proceeds of the new credit facilities will be used for the Notes repurchase, for reduction of other term debt, for refinancing certain equipment, and for working capital. The closing also is subject to definitive agreements and documentation for the credit facilities, the Notes repurchase and related transactions.

    Following the closing of the Notes repurchase the existing shareholders of the Company other than Ernest A. Bates, M.D., the Company's chairman and CEO, would own approximately 43% of its fully diluted shares.

    Simultaneously with the Notes repurchase, Dr. Bates will be issued an additional 184,000 shares of the Company's common stock, as partial consideration for his personal guarantees of the new credit facilities, and for agreeing to enter into an employment agreement with the Company. Such shares constitute 5% of the Company's fully diluted shares following the repurchase of the Notes, and will result in Dr. Bates owning 28% of the Company on a fully diluted basis, compared with approximately 34% prior to the Notes repurchase. Warrants to purchase approximately 127,000 additional shares of the Company's common stock also will be issued at the May 17 closing to the Company's equipment lessor, in return for new financing being provided by it, and for the lessor's agreement with certain terms of the other new credit facility.

    The Company intends that remaining holders of its 14 3/4% Senior Subordinated Notes Due 1996 and of its 16 1/2% Senior Subordinated Exchangeable Reset Notes Due 1996 which are not repurchased pursuant to this agreement will be paid their past due interest following the May 17 scheduled closing.

    The closing of the above transactions remains subject to numerous conditions and there can be no assurance that such transactions will close.

    The Company also intends to call another shareholder meeting as soon as possible in 1995, to obtain shareholder approval for the issuance of additional shares of common stock to Dr. Bates, as further consideration for his personal guarantees of the Company's new credit facilities, and for agreeing to enter into an employment agreement with the Company. If shareholders approve that proposal, Dr. Bates would hold approximately 43% of the Company's then fully diluted outstanding shares, and the selling Noteholders would receive additional shares and warrants to maintain approximately a 25% fully diluted ownership of the Company's common stock. If the proposal for issuance of additional shares and warrants is approved, existing shareholders then would own approximately 30% of the Company's issued and outstanding stock. The four selling Noteholders have agreed to vote their shares in favor of issuing the additional stock to Dr. Bates and in favor of a new Employee Stock Option Plan to succeed one which expired in 1994.

    Even with the cash savings resulting from the proposed restructuring, the Company will continue to face uncertainty during the next 12 months unless it is able to increase revenues and reduce its cost structure.

                          PART II - OTHER INFORMATION


 Item 1.         Legal Proceedings.

                 None.

 Item 2.         Changes in Securities

                 None.

 Item 3.         Defaults upon Senior Securities

                 The Company did not make the semi-annual interest payments due October 15, 1992, April 15, 1993, October 15, 1993, April 15,
                 1994, October 15, 1994 and April 15, 1995 on its 16 1/2%
                 Senior Subordinated Exchangeable Reset Notes Due 1996 (the
                 "16 1/2% Notes") and 14 3/4% Senior Subordinated Notes Due 1996 (the "14 3/4% Notes"). As a result, the Company is in default under both the 16 1/2% Notes and the 14 3/4% Notes.
                 On and as of May 10, 1995, the total arrearage of interest on the 16 1/2% Notes is $8,429,000 and on the 14 3/4% Notes is $823,000.

 Item 4.         Submission of Matters to a Vote of Securities Holders.

                 The Company's annual meeting of shareholders scheduled to meet on April 7, 1995 to consider and vote on the Company's proxy statement dated February 14,1995 was adjourned until May 18, 1995.

 Item 5.         Other Information.

                 None.

 Item 6.         Exhibits and Reports on Form 8-K.

                 None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       AMERICAN SHARED HOSPITAL SERVICES
                                   Registrant


Date:          May 13, 1995                       /s/ Ernest A. Bates, M.D.
                                                  ------------------------------
                                                  Ernest A. Bates, M.D.
                                                  Chairman of the Board and
                                                  Chief Executive Officer




Date:          May 13, 1995                       /S/ Craig K. Tagawa
                                                  ------------------------------
                                                  Craig K. Tagawa
                                                  Senior Vice President - Chief
                                                  Financial Officer (Principal
                                                  Financial Officer)

                                 EXHIBIT INDEX

EX 27. FINANCIAL DATA SCHEDULE