Form 10-Q
period 1995-06-30
AMERICAN SHARED HOSPITAL SERVICES
filed 1995-08-21
CIK 744825

                                    This Report was the subject of a Form 12b-25

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995
                                       or

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________

Commission file number 0-12849

                       AMERICAN SHARED HOSPITAL SERVICES
             (Exact name of registrant as specified in its charter)


          California                                    94-2918118
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

Four Embarcadero Center, Suite 3620, San Francisco, California        94111
      (Address of Principal Executive Offices)                      (Zip Code)

Registrant's telephone number, including area code: (415) 788-5300


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes  x        No
                                                       ---          ---



         As of August 15, 1995 there are outstanding 3,870,401 shares of the Registrant's common stock.

                       AMERICAN SHARED HOSPITAL SERVICES
                        PART  I - FINANCIAL INFORMATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                       (unaudited)        (audited)
           ASSETS                                    June 30, 1995    Dec. 31, 1994
-------------------------------------------          -------------    -------------
Current assets:
   Cash and cash equivalents                         $    461,000    $   1,225,000
   Receivables, less allowance for
      uncollectible accounts of
      $1,404,000 ($1,424,000 in
      1994):
          Trade accounts receivable                     5,381,000        6,183,000
          Other receivables                               541,000          537,000
          Note receivable from officer                     54,000           54,000
                                                     ------------    -------------
                                                        5,976,000        6,774,000
      Inventories                                         113,000          146,000
      Prepaid Expenses and other current assets           500,000          758,000
                                                     ------------    -------------

TOTAL CURRENT ASSETS                                    7,050,000        8,903,000

Note Receivable from Officer, less current portion        232,000          248,000

Property and equipment:
   Land buildings and improvements                      2,204,000        2,351,000
   Medical, transportation & office equipment           5,006,000        9,670,000
   Capitalized lease equipment                         28,750,000       38,271,000
                                                     ------------    -------------
                                                       35,960,000       50,292,000
   Accumulated depreciation  & amortization           (12,121,000)     (18,165,000)
                                                     ------------    -------------
Net Property and Equipment                             23,839,000       32,127,000




Intangible assets, less accumulated
   amortization                                         1,376,000        2,118,000

Other Assets                                              441,000          943,000
                                                     ------------    -------------

TOTAL ASSETS                                           32,938,000       44,339,000
                                                     ============    =============



LIABILITIES AND
STOCKHOLDERS' EQUITY                                 (unaudited)     (audited)
(NET CAPITAL DEFICIT)                              June 30, 1995     Dec 31,1994
----------------------                             -------------     -----------
Current liabilities:
    Accounts payable                                $  3,664,000    $  4,450,000
    Accrued  interest                                    146,000       8,497,000
    Employee compensation                              1,050,000       1,210,000
    Other accrued liabilities                          1,383,000       1,317,000
    Current portion of long-
        term debt                                      1,152,000         196,000
    Current portion of obligations
      under capital leases                             8,512,000       8,135,000
    Senior subordinated notes                                  0      18,467,000

                                                    ------------    ------------

TOTAL CURRENT LIABILITIES                             15,907,000      42,272,000
Long-term debt, less current portion                   7,378,000       2,539,000
Obligations under capital leases
    less current portion                              17,300,000      21,705,000
Deferred income taxes                                    164,000         164,000
Senior Subordinated Notes                                773,000               0
Stockholders' equity (Net Capital
    Deficiency):
    Common stock, without par value:
        authorized shares - 10,000,000
        issued & outstanding shares,
        3,870,000 in 1995 & 2,867,000
        in 1994                                       10,141,000       8,795,000
Additional paid-in capital                               849,000         763,000
Accumulated deficit                                  (19,574,000)    (31,899,000)
                                                    ------------    ------------
Total stockholders' equity
            (Net Capital Deficiency)                  (8,584,000)    (22,341,000)
                                                    ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (NET CAPITAL DEFICIENCY)                   32,938,000      44,339,000
                                                    ============    ============





                             See Accompanying Notes

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                               Three months ended June 30,       Six months ended June 30,
                                              -----------------------------      -------------------------

                                                      1995             1994             1995             1994
                                                      ----             ----             ----             ----
REVENUES:

 Medical services                             $  8,468,000     $  9,578,000     $ 17,140,000     $ 19,451,000
                                             =============    =============    =============    =============
COSTS AND EXPENSES:
 Costs of operations:

   Medical services payroll                      1,762,000        2,545,000        3,473,000        5,215,000

   Maintenance and supplies                      1,748,000        1,789,000        3,412,000        3,521,000

   Depreciation and amortization                 2,283,000        1,956,000        4,623,000        3,965,000

   Equipment rental                                775,000        1,095,000        1,208,000        2,315,000

   Other                                         1,047,000        1,196,000        1,905,000        2,222,000

   Write-down of assets                          4,425,000                0        4,425,000                0
                                             -------------    -------------    -------------    -------------
                                              $ 12,040,000     $  8,581,000     $ 19,046,000     $ 17,238,000

   Selling and administrative                    1,656,000        1,631,000        2,958,000        3,025,000

   Interest                                      1,524,000        1,519,000        3,274,000        3,082,000
                                             -------------    -------------    -------------    -------------
 TOTAL COSTS AND EXPENSES                     $ 15,220,000     $ 11,731,000     $ 25,278,000     $ 23,345,000
                                             -------------    -------------    -------------    -------------

Equity in earnings of partnership                    7,000           19,000           23,000           37,000

Gain (loss) on sale of assets &
  equipment                                        (54,000)          61,000          (46,000)         145,000

Interest and other income                           29,000           24,000          108,000           45,000
                                             -------------    -------------    -------------    -------------

Loss before income taxes &                   ($  6,770,000)   ($  2,049,000)   ($  8,053,000)   ($  3,667,000)
  extraordinary item

Income tax provision                                     0            5,000                0           18,000
                                                              -------------    -------------    -------------

Loss before extraordinary item               ($  6,770,000)   ($  2,054,000)   ($  8,053,000)   ($  3,685,000)
                                             -------------    -------------    -------------    -------------
Extraordinary item- gain on early
extinguishment of debt                          20,378,000                0       20,378,000                0
                                             -------------    -------------    -------------    -------------
Net Income  (Loss)                            $ 13,608,000    ($  2,054,000)    $ 12,325,000    ($  3,685,000)
                                             =============    =============    =============    =============
Income (Loss) per share:
   income (loss) before extraordinary item   ($       1.50)   ($       0.72)   ($       2.18)   ($       1.29)
   extraordinary item                         $       4.52              -0-     $       5.51              -0-
   Net income (loss) per share                $       3.02    ($       0.72)    $       3.33    ($       1.29)

Common shares and equivalents used in            4,506,000        2,867,000        3,700,000        2,867,000
computing per share amounts

                             See Accompanying Notes
                                      -3-

                       AMERICAN SHARED HOSPITAL SERVICES
                 Condensed Consolidated Statement of Cash Flows
                                  (Unaudited)

                                                        Six months ended June 30,
                                                           1995             1994
                                                       ------------    -----------
OPERATING ACTIVITIES:
Net Income (loss)                                       12,325,000    (3,685,000)

Adjustment to reconcile net income (loss) to net
  cash provided by operating activities:
      Extraordinary gain                               (20,378,000)            0
      Write-down of assets                               4,425,000             0
      Depreciation and amortization                      4,928,000     4,324,000
      Equity in (earnings) of partnerships                 (23,000)      (37,000)
      Compensation from stock grants                       265,000             0
      Gain (loss) on sale of assets                         46,000      (145,000)
  Changes in operating assets and liabilities:
      Decrease (increase)  in receivables                  798,000      (114,000)
      Decrease  (increase) in inventory                     33,000       (20,000)
      Decrease in prepaid
        expenses & other assets                            208,000       185,000
      (Decrease) increase in account payable &
      and accrued liabilities                             (377,000)    1,474,000
                                                       -----------    ----------

Net cash provided by operating activities                2,250,000     1,982,000

INVESTING ACTIVITIES
Proceeds from sale and disposition of equipment             63,000       671,000
Payment for purchase of property and equipment             209,000      (785,000)
Other                                                     (111,000)      652,000
                                                       -----------    ----------

Net cash provided by investing activities                  161,000       538,000

FINANCING ACTIVITIES:
Payment for repurchase of bonds                         (3,893,000)            0
Proceeds from loan agreement                             7,000,000             0
Principal payments on long-term debt and
  obligations under capital leases                      (5,719,000)   (2,073,000)
Other                                                     (563,000)            0
                                                       -----------    ----------
Net cash used in financing activities                   (3,175,000)   (2,073,000)

Net (decrease) increase in cash and cash equivalents      (764,000)      447,000
Cash and cash equivalents at beginning of period         1,225,000       957,000
                                                       -----------    ----------
Cash and cash equivalents at end of period                 461,000     1,404,000
                                                       ===========    ==========

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid                                            2,770,000       466,000
                                                       ===========    ==========
Income taxes paid                                           54,000        18,000
                                                       ===========    ==========

                             See accompanying notes

                       AMERICAN SHARED HOSPITAL SERVICES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Basis of Presentation
    In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly American Shared Hospital Services' (the "Company") consolidated financial position as of June 30, 1995 and the results of its operations for the six months ended June 30, 1995 and 1994, which results are not necessarily indicative of results on an annual basis. Consolidated balance sheet amounts as of December 31, 1994 have been derived from audited financial statements. These financial statements include the accounts of the Company and its wholly owned subsidiaries, CuraCare, Inc., MMRI, Inc., European Shared Medical Services Limited, American Shared Radiosurgery Services, African American Church Health and Economic Services, Inc. and ACHES Insurance Services, Inc. All significant intercompany accounts and transactions have been eliminated.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

    Medical Services Revenues of $8,468,000 and $17,140,000 for the three and six months ended June 30, 1995 represent a 12% decline in each period, compared to Medical Services Revenues of $9,578,000 and $19,451,000 for the three and six months ended June 30, 1994.

    Revenues from Magnetic Resonance Imaging (MRI) for the three and six month periods ended June 30, 1995 increased $652,000 and $1,343,000 compared to the same periods in the prior year. The increase was due primarily to the commencement of new customer contracts and increased utilization from contracts commenced in prior periods. The Company had a net increase of approximately 14 new customer contracts as of June 30, 1995 compared to June 30, 1994.

    Computed Tomography (CT) revenues declined $100,000 and $395,000, for the three and six month periods ended June 30, 1995, respectively, compared to the same periods in the prior year due to the operation of two fewer scanners and lower revenue generation from mobile routes. Nuclear Medicine and Ultrasound revenues decreased $331,000 and $616,000 for the three and six month periods ended June 30, 1995, respectively, compared to the same periods in the prior year as a result of the December 31, 1994 sale of two Ultrasound Department contracts as a part of its Respiratory Therapy Department contract sale and the continued reduction in mobile Ultrasound revenues.

    Respiratory Therapy Services revenues decreased $1,236,000 and $2,643,000 for the three and six month periods ended June 30, 1995, respectively, compared to the same periods in the prior year due to the sale of eight Respiratory Therapy contracts, the Respiratory Registry and the termination of three contracts in the first six months of 1995. During the remainder of 1995 an additional two contracts will terminate.

    Gamma Knife Revenues decreased $95,000 and remained constant for the three and six month periods ended June 30, 1995, respectively, compared to the same periods in the prior year. Gamma Knife revenues are not currently a significant component of the Company's revenues.

    Total Costs of Operations increased $3,459,000 and $1,808,000 for the three and six month periods ended June 30, 1995, respectively, compared to the same periods in the prior year. Medical Services payroll, the largest routine component of total Costs of Operations, decreased $783,000 and $1,742,000 for the three and six month periods ended June 30, 1995, respectively, compared to the same periods in the prior year. The decrease is primarily attributable to the Company's sale of its Respiratory Therapy Department and related contracts during the fourth quarter of 1994. Maintenance and supplies decreased $41,000 and $109,000 for the three and six month periods ended June 30, 1995, respectively, compared to the same periods in the prior year. The decrease is primarily attributable to pricing reductions on MRI maintenance contracts and a decrease in supply usage associated with the sale and termination of Respiratory Therapy contracts. Depreciation and amortization increased $327,000 and $658,000 for the three and six month periods ended June 30, 1995, respectively, compared to the same periods in the prior year. The increase is primarily attributable to the Company's lease restructuring with its primary equipment lessor which was effective January 1, 1994 but recorded cumulatively in the fourth quarter of 1994. Equipment leases previously accounted for as rentals were accounted for as capitalized leases (increased depreciation and interest expense) due to the lease restructuring. Equipment rental decreased $320,000 and $1,107,000 for the three and six month periods ended June 30, 1995, respectively, compared to the same periods in the prior year as a result of the Company's aforementioned lease restructuring with its primary equipment lessor. Other operating costs decreased $149,000 and $317,000 for the three and six month periods ended June 30, 1995, respectively, compared to the same periods in the prior year primarily due to a reduction in regional office and property related costs.

    In connection with the adoption of the Statement of Financial Accounting Standards No. 121 (FAS 121), during the second quarter of 1995, management reviewed the recoverability of the carrying value of long-lived assets, primarily fixed assets, goodwill and deferred costs based on the life of the assets.

    The Company initiated its review of potential loss impairment due to the continuing changes in the health care environment which have put downward pressure on customer and equipment pricing. These changes have resulted in recent operating results and future forecasted operating results for certain assets which were less than previously planned.

    This situation led to the conclusion that there was a potential impairment in the recorded value of fixed assets, goodwill and deferred costs. Management's estimate of future undiscounted cash flows over the useful life of certain assets was determined to be less than their recorded values, indicating impairment of these assets under provisions of FAS 121.

    An impairment loss of $4,425,000 was recorded in the second quarter of 1995 based on the differences between the fair value determined by third parties and the recorded values of certain assets. The impairment loss is comprised of write-downs of equipment of $3,650,000 (primarily MRI, CT and nuclear medicine); goodwill of $600,000; and deferred assets of $175,000.

    Selling and Administrative costs increased $25,000 and decreased $67,000 for the three and six month periods ended June 30, 1995, respectively, compared to the same periods in the prior year. The three and six month periods ended June 30, 1995 results would have both reflected decreases except for a second quarter, 1995 charge of $265,000 to salary and wage expense for the 184,000 shares of common stock issued to the Company's Chairman and CEO Ernest A. Bates, M.D. for his continued services to the Company and his personal guarantee of $6,500,000 of indebtedness of the Company (see Liquidity and Capital Resources").

    Interest expense increased $5,000 and $192,000 for the three and six month periods ended June 30, 1995, respectively, compared to the same periods in the prior year. The increase for the three and six month periods ended June 30, 1995 compared to the same period in the prior year is primarily due to the Company's aforementioned lease restructuring with its primary equipment lessor and utilization of a new credit facility commencing May 17, 1995 (see Liquidity and Capital Resources), offset by the reduction in interest from the restructuring of its Senior Subordinated Notes on May 17, 1995 (see Liquidity and Capital Resources) and the pay-off of its revolving credit facility on February 28, 1995. In addition, the warrants issued to the Company's primary lessor on May 17, 1995 as a condition to the Company's Senior Subordinated Note restructuring resulted in a charge to interest expense of $167,000.

    The Company had losses before extraordinary item of $6,770,000 and $8,053,000 for the three and six month periods ended June 30, 1995, respectively, compared to net losses of $2,054,000 and

  $3,685,000 for the same periods in the prior year. Included in the Company's three and six month losses was a charge of $4,425,000 due to adoption of FAS
  121. The Company had net income of $13,608,000 and $12,325,000 for the three and six month periods ended June 30, 1995, respectively, compared to net losses of $2,054,000 and $3,685,000 for the same periods in the prior year.

  The Company's three and six month net income results included an extraordinary gain of $20,378,000 on its Senior Subordinated Note restructuring recorded on May 17, 1995. The gain resulted from the repurchase of $17,694,000 of face amount plus $8,854,000 of accrued and unpaid interest of the Company's 14-3/4% and 16-1/2% Senior Subordinated Notes net of cash, common stock and warrants issued and transaction related costs of $3,893,000, $1,250,000 and $1,027,000 respectively.

LIQUIDITY AND CAPITAL RESOURCES

  The Company had cash and cash equivalents of $461,000 at June 30, 1995 compared to $1,225,000 at December 31, 1994. The Company's cash position decreased in 1995 as a result of its operating losses.

  On May 17, 1995, the Company repurchased for cash and securities approximately 96% of its outstanding 16-1/2% Senior Subordinated Exchangeable Reset Notes due 1996 and 14-3/4% Senior Subordinated Notes due 1996 (collectively, the "Subordinated Notes"). This repurchase, together with the December 1994 lease restructuring described below and the availability of up to $8,000,000 of new debt financing, concluded an overall restructuring of the Company's obligations.

  In 1992, the Company determined that it would not generate sufficient revenues or achieve sufficient expense reductions to meet in full its scheduled debt and lease obligations. Accordingly, the Company suspended interest payments under the Subordinated Notes beginning with the October 15, 1992 semi-annual interest payment and suspended lease payments on a significant portion of its equipment leases from December 1, 1992. As a result, the Company was in default under substantially all of its debt and lease obligations and the holders had the right to accelerate such obligations. The Company stated that any such acceleration would cause it to seek a liquidation in bankruptcy.

  The Company engaged in prolonged restructuring negotiations with its creditors following the actions referred to in the immediately preceding paragraph. As a result of these negotiations, the following resolutions were achieved:

  1. Secured Credit Facility. The Company's revolving credit facility was repaid in full and terminated on February 28, 1995 with a portion of the proceeds of the sale of eight respiratory therapy contracts. The revolving credit facility was replaced in May 1995 in connection with the repurchase of the Subordinated Notes (see below).

  2. Equipment Leases. On December 31, 1994, the Company entered into a lease restructuring with its primary equipment lessor. Under the lease restructuring, the leases covering substantially all of the Company's medical equipment were modified to extend the lease terms and to reduce scheduled lease payments. During 1994, the Company made monthly aggregate payments based on the estimated restructured lease payments. In addition, certain accrued and unpaid lease and service payments were converted into a $2,000,000 secured seven (7) year note (the "Lessor's Note"). The Lessor's Note bears interest at an annual rate of 4%, payable in arrears, and will mature on December, 2001. Monthly payments of interest only are due through November, 1995. Thereafter the principal balance of the Lessor's Note will amortize in 75 equal monthly installments until maturity. The Lessor's Note is secured by a lien on the Accounts Receivable of CuraCare, Inc. and American Shared-CuraCare. The Lessor's Note is also secured by a lien on two CT units and one Ultrasound unit.

  3. Subordinated Notes. On May 5, 1995, in lieu of a previously negotiated restructuring that would have resulted in the exchange of 96% of the Senior Subordinated Notes for 89.4% of the Company's Common stock, the Company agreed to repurchase such Notes (including accrued, unpaid interest) for a combination of cash and equity equal to approximately 25% of the Company's fully diluted outstanding shares. On May 17, 1995 the Company completed its repurchase of approximately 96% of its Subordinated Notes from the four Noteholders. The four Noteholders received approximately $3,900,000 in cash, plus a total of 819,000 shares of common stock (equal to approximately 20% of the Company's then fully diluted outstanding common shares), and warrants for an additional 216,000 shares of common stock (equal to approximately 5% of the then fully diluted common shares). The warrants are immediately exercisable at $0.75 per share in cash.

  The restructuring results in annual interest savings from the Subordinated Notes of approximately $2,890,000. In addition, under the terms of the Subordinated Notes, the Subordinated Notes would have matured in October 1996. After the restructuring there still remain outstanding approximately $773,000 of Subordinated Notes with required annual interest payments of $125,000. The Company paid accrued and unpaid interest through April 15, 1995 of approximately $460,000 to holders of unexchanged Subordinated Notes on the May 17, 1995 closing date.

  The repurchase of the Subordinated Notes was completed with the proceeds of three new credit facilities made available to the Company. One credit facility was a 48 month level amortizing loan of $2,500,000 at an interest rate of 15%. This term loan is secured by various unencumbered equipment, the Company's Modesto real property and accounts receivable. The proceeds were used to repurchase Subordinated Notes, refinance certain equipment and provide working capital. The second credit facility is a two year, $4,000,000 interest only revolving credit facility at Bank of America prime lending rate plus five percent (5%). The revolving credit facility, secured by the Company's Accounts Receivable had a $2,798,000 loan balance as of June 30, 1995. The proceeds were used to repurchase Subordinated Notes. The Company had additional borrowing capacity under its revolving credit facility, based on its eligible Accounts Receivable valuation of $574,000, at June 30, 1995. The third credit facility is an 18 month level amortizing loan of $1,500,000 at an interest rate of 10.5%. The proceeds were utilized to refinance certain equipment and provide additional working capital.

  The Company has called another shareholder meeting for October 6, 1995 to obtain shareholder approval for the issuance of additional shares of common stock to Dr. Bates, as further consideration for his continued services to the Company and his personal guarantees on $6,500,000 of the Company's new credit facilities. If shareholders approve that proposal, Dr. Bates would hold approximately 43% of the Company's then fully diluted outstanding shares, and the selling Noteholders would receive additional shares and warrants to maintain approximately a 25% fully diluted ownership of the Company's common stock. If the proposal for issuance of additional shares and warrants is approved, existing shareholders then would own approximately 30% of the Company's issued and outstanding stock. The four selling Noteholders have agreed to vote their shares in favor of issuing the additional stock to Dr. Bates and in favor of a new Employee Stock Option Plan, covering 330,000 common shares, to succeed one which expired in 1994.

  The various restructuring transactions described above cured all of the Company's outstanding defaults. The Company nevertheless remains highly leveraged and has significant cash payment requirements under its equipment leases and credit facilities. Scheduled cash equipment lease payments during the next 12 months are $11,250,000 and scheduled interest and principal payments under the Company's other loan obligations during such period are approximately $2,085,000. The Company's revenues during the first six months of 1995 were not sufficient to make these payments. Accordingly, the Company during the next 12 months must increase its revenues and reduce its cost structure in order to meet its obligations as they become due. There can be no assurance that the Company will be able to meet its scheduled obligations during the next 12 months.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

  None.


Item 2.  Changes in Securities.

  On May 17, 1995, the Company and First Interstate Bank of California, as Trustee, entered into (i) Supplemental Indenture No. 2 to the Indenture dated as of October 15, 1988 relating to the Company's Senior Subordinated Exchangeable Reset Notes Due October 15, 1996 and (ii) Supplemental Indenture No. 1 to the Indenture dated as of October 15, 1988 relating to the Company's 14-3/4% Senior Subordinated Notes Due October 15, 1996 (collectively, the "Supplemental Indentures"). The Supplemental Indentures removed from the indentures to which they relate and the underlying securities certain restrictive covenants concerning the payment of dividends, maintenance of a minimum consolidated net worth and creation of indebtedness.


Item 3.  Defaults upon Senior Securities

  The Company did not make the semi-annual interest payments due October 15, 1992, April 15, 1993, October 15, 1993, April 15, 1994, October 15, 1994 and
  April 15, 1995 on its Senior Subordinated Exchangeable Reset Notes Due October 15, 1996 and the 14-3/4% Senior Subordinated Notes Due October 15, 1996 (collectively, the "Senior Notes"). As a result the Company was in default under the Senior Notes with a total interest arrearage at May 10, 1995 of $9,252,000. The defaults were cured on May 17, 1995 through the purchase by the Company of approximately 96% of the Senior Notes and the payment in full of accrued and unpaid interest to the remainder of the Senior Notes.


Item 4.  Submission of Matters to a Vote of Securities Holders.

  The Company's annual meeting of shareholders, originally scheduled for April 7, 1995, was held on May 18, 1995. At the meeting, the following matters were voted upon by the shareholders with the results set forth below:

                                                    Number of Shares Voting                                      Broker
                                                    -----------------------
                                                     For              Against           Abstaining            Non-Votes
                                                     ---              -------           ----------            ---------
 1.    Restructuring                           1,517,824              173,701                7,100              560,858

 2.    Increase in
       Authorized
       Common Shares                           1,513,924              172,501               12,200              560,858

 3.    Election of
       Directors:

       -Slate 1:                                In Favor             Withheld
        --------                                --------             --------

         Bates                                 2,199,072               60,411
         Brown                                 2,199,472               60,011
         French                                2,201,072               58,411
         Hills                                 2,201,072               58,411
         Pang                                  2,199,052               60,431
         Spector                               2,201,472               58,011
         Upchurch                              2,201,472               58,011

       -Slate 2:                                In Favor             Withheld
        --------                                --------             --------

         Bates                                 1,215,079            1,044,404
         Barnes                                1,213,079            1,046,404
         Brown                                 1,213,079            1,046,404
         Ross                                  1,213,079            1,046,404
         White                                 1,213,079            1,046,404
         Wilson                                1,213,079            1,046,404


 In light of the repurchase by the Company of the Senior Notes on May 17, 1995, the Board of Directors considered the vote on items 1 and 2 to be moot. Immediately following the repurchase of the Senior Notes and prior to taking the vote of shareholders, Messrs. Hills, French, Upchurch and Spector and Ms. Pang submitted letters to the Company in which they withdrew their names from consideration as Directors, resulting in the election of Dr. Bates, Mr. Barnes, Mr. Brown, Mr. Ross, Dr. White and Dr. Wilson to the Board of Directors.


Item 6.   Exhibits and Reports on Form 8-K.

 None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       AMERICAN SHARED HOSPITAL SERVICES
                                   Registrant


Date:  August 21, 1995                   /S/  Ernest A. Bates, M.D.
                                         ---------------------------------------
                                         Ernest A. Bates, M.D.
                                         Chairman of the Board and
                                         Chief Executive Officer




Date:  August 21, 1995                   /S/  Craig K. Tagawa
                                         ---------------------------------------
                                         Craig K. Tagawa
                                         Senior Vice President - Chief
                                         Financial Officer

                                EXHIBIT INDEX


EX. 27   FINANCIAL DATA SCHEDULE