Form 10-Q
period 1995-09-30
AMERICAN SHARED HOSPITAL SERVICES
filed 1995-11-14
CIK 744825

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995
                                       or

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


         As of November 10, 1995 there are outstanding 4,244,401 shares of the Registrant's common stock.

                        AMERICAN SHARED HOSPITAL SERVICES

                         PART I - FINANCIAL INFORMATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                    (unaudited)        (audited)
           ASSETS                                  Sept. 30, 1995    Dec. 31, 1994
           ------                                  --------------    -------------
Current assets:
   Cash and cash equivalents                         $   593,000      $ 1,225,000
   Receivables, less allowance for
      uncollectible accounts of
      $1,324,000 ($1,424,000 in
      1994):
           Trade accounts receivable                   5,748,000        6,183,000
           Other receivables                             349,000          537,000
           Note receivable from officer                   55,000           54,000
                                                     -----------      -----------
                                                       6,152,000        6,774,000
   Inventories                                            98,000          146,000
   Prepaid expenses and other current assets             543,000          758,000
                                                     -----------      -----------

TOTAL CURRENT ASSETS                                   7,386,000        8,903,000

Note receivable from officer, less current portion       207,000          248,000

Property and equipment:
   Land buildings and improvements                     2,168,000        2,351,000
   Medical, transportation & office equipment          7,285,000        9,670,000
   Capitalized lease equipment                        25,523,000       38,271,000
                                                     -----------      -----------
                                                      34,976,000       50,292,000
   Accumulated depreciation  & amortization          (12,513,000)     (18,165,000)
                                                     -----------      -----------
Net property and equipment                            22,463,000       32,127,000


Intangible assets, less accumulated
   amortization                                        1,356,000        2,118,000

Other assets                                             452,000          943,000
                                                     -----------      -----------

TOTAL ASSETS                                         $31,864,000      $44,339,000
                                                     ===========      ===========

LIABILITIES AND
STOCKHOLDERS' EQUITY                                (unaudited)        (audited)
(NET CAPITAL DEFICIENCY)                           Sept. 30, 1995    Dec. 31,1994
------------------------                           --------------    ------------
Current liabilities:
   Accounts payable                                  $ 4,685,000      $ 4,450,000
   Accrued  interest                                     145,000        8,497,000
   Employee compensation                                 953,000        1,210,000
   Other accrued liabilities                           1,234,000        1,317,000
   Current portion of long-term debt                   1,614,000          196,000
   Current portion of obligations
      under capital leases                             6,947,000        8,135,000
   Senior subordinated notes                                   0       18,467,000
                                                     -----------      -----------

TOTAL CURRENT LIABILITIES                             15,578,000       42,272,000

Long-term debt, less current portion                   8,789,000        2,539,000
   Obligations under capital leases
    less current portion                              15,828,000       21,705,000
Deferred income taxes                                    164,000          164,000
Senior subordinated notes                               773,0000                0
Stockholders' equity (Net Capital
   Deficiency):
   Common stock, without par value:
      authorized shares - 10,000,000
      issued & outstanding shares,
      3,870,000 in 1995 & 2,867,000
      in 1994                                         10,141,000        8,795,000
Additional paid-in capital                               849,000          763,000
Accumulated deficit                                  (20,258,000)     (31,899,000)
                                                     -----------      -----------
Total stockholders' equity
   (Net Capital Deficiency)                           (9,268,000)     (22,341,000)
                                                     -----------      -----------

 TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (NET CAPITAL DEFICIENCY)                   $31,864,000      $44,339,000
                                                     ===========      ===========


                             See Accompanying Notes

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                     Three months ended September 30,         Nine months ended September 30,
                                                         1995                1994                1995                1994
                                                         ----                ----                ----                ----

REVENUES:
  Medical services                                    $8,377,000         $ 9,258,000          $25,517,000         $28,709,000

COSTS AND EXPENSES:
  Costs of operations:

      Medical services payroll                         1,739,000           2,493,000            5,212,000           7,708,000

      Maintenance and supplies                         1,679,000           2,069,000            5,091,000           5,590,000

      Depreciation and amortization                    2,032,000           1,962,000            6,655,000           5,927,000

      Equipment rental                                   814,000           1,305,000            2,022,000           3,620,000

      Other                                              833,000           1,168,000            2,738,000           3,390,000

      Write-down of assets                                     0                   0            4,425,000                   0
                                                      ----------         -----------          -----------         -----------

                                                       7,097,000           8,997,000           26,143,000          26,235,000

  Selling and administrative                           1,313,000           1,381,000            4,271,000           4,406,000

  Interest                                               959,000           1,469,000            4,233,000           4,551,000
                                                      ----------         -----------          -----------         -----------

TOTAL COSTS AND EXPENSES                               9,369,000          11,847,000           34,647,000          35,192,000
                                                      ----------         -----------          -----------         -----------

Equity in earnings of partnerships                        12,000              24,000               36,000              61,000

Gain on sale of assets & equipment                       262,000              29,000              216,000             174,000

Interest and other income                                 32,000             112,000              141,000             157,000
                                                      ----------         -----------          -----------         -----------

Loss before income taxes &
  extraordinary item                                    (684,000)         (2,424,000)          (8,737,000)         (6,091,000)

Income tax provision                                           0               1,000                    0              19,000
                                                      ----------         -----------          -----------         -----------

Loss before extraordinary item                          (684,000)         (2,425,000)          (8,737,000)         (6,110,000)
                                                      ----------         -----------          -----------         -----------
Extraordinary item - gain on early
  extinguishment of debt                                       0             362,000           20,378,000             362,000
                                                      ----------         -----------          -----------         -----------

Net income (loss)                                     $ (684,000)        $(2,063,000)         $11,641,000         $ 5,748,000
                                                      ==========         ===========          ===========         ===========

Income (loss) per share:

      Loss before extraordinary item                      $(0.16)             $(0.85)              $(2.43)             $(2.13)

      Extraordinary Item                                   $0.00               $0.13                $5.68               $0.13
                                                          ------              ------               ------              ------
Net income (loss) per share                               $(0.16)             $(0.72)              $ 3.25              $(2.00)
                                                          ======              ======               ======              ======

Common shares and equivalents used in
  computing per share amounts                          4,217,000           2,867,000            3,586,000           2,867,000


                             See Accompanying Notes

                        AMERICAN SHARED HOSPITAL SERVICES

                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                 Nine months ended September 30,
                                                                     1995             1994
                                                                     ----             ----

OPERATING ACTIVITIES:
Net Income (loss)                                                $ 11,641,000     $(5,748,000)

Adjustment to reconcile net income (loss) to net
  cash provided by operating activities:
      Extraordinary gain                                          (20,378,000)       (362,000)
      Write-down of assets                                          4,425,000               0
      Depreciation and amortization                                 7,060,000       6,459,000
      Gain on sale of assets                                         (216,000)       (174,000)
      Equity in (earnings) of partnerships                            (36,000)        (61,000)
      Compensation from stock grants                                  265,000               0
  Changes in operating assets and liabilities:
      Decrease (increase)  in receivables                             622,000        (471,000)
      Decrease  (increase) in inventory                                48,000          (2,000)
      Decrease in prepaid expenses                                    165,000          34,000
      Increase in account payable &
        and accrued liabilities                                       397,000       4,109,000
                                                                 ------------     -----------

Net cash provided by operating activities                           3,993,000       3,784,000

INVESTING ACTIVITIES
Proceeds from sale and disposition of equipment                       108,000         708,000
Payment for purchase of property and equipment                       (158,000)       (970,000)
Other                                                                (128,000)        514,000
                                                                 ------------     -----------

Net cash (used in) provided by investing activities                  (178,000)        252,000

FINANCING ACTIVITIES:
Payment for repurchase of bonds                                    (3,893,000)        (64,000)
Proceeds from loan agreement                                        7,000,000               0
Principal payments on long-term debt and
  obligations under capital leases                                 (7,667,000)     (4,333,000)
Other                                                                 113,000               0
                                                                 ------------     -----------
Net cash used in financing activities                              (4,447,000)     (4,397,000)

Net decrease in cash and cash equivalents                            (632,000)       (361,000)
Cash and cash equivalents at beginning of period                    1,225,000         957,000
                                                                 ------------     -----------
Cash and cash equivalents at end of period                       $    593,000     $   596,000
                                                                 ============     ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid                                                    $  3,731,000     $ 1,555,000
                                                                 ============     ===========
Income taxes paid                                                $     55,000     $    20,000
                                                                 ============     ===========


                             See accompanying notes

                        AMERICAN SHARED HOSPITAL SERVICES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Basis of Presentation

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly American Shared Hospital Services' (the "Company") consolidated financial position as of September 30, 1995 and the results of its operations for the nine months ended September 30, 1995 and 1994, which results are not necessarily indicative of results on an annual basis. Consolidated balance sheet amounts as of December 31, 1994 have been derived from audited financial statements. These financial statements include the accounts of the Company and its wholly owned subsidiaries, CuraCare, Inc., MMRI, Inc., European Shared Medical Services Limited, American Shared Radiosurgery Services, African American Church Health and Economic Services, Inc. and ACHES Insurance Services, Inc. All significant intercompany accounts and transactions have been eliminated.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

    Medical Services Revenues of $8,377,000 and $25,517,000 for the three and nine months ended September 30, 1995 represent a 10% and 11% decline for the three and nine month periods, compared to Medical Services Revenues of $9,258,000 and $28,709,000 for the three and nine months ended September 30, 1994.

    Revenues from Magnetic Resonance Imaging (MRI) for the three and nine month periods ended September 30, 1995 increased $620,000 and $1,963,000 compared to the same periods in the prior year. The increase was due primarily to the commencement of new customer contracts and increased utilization from contracts commenced in prior periods. The Company had a net increase of approximately 31 new customer contracts as of September 30, 1995 compared to September 30, 1994.


    Computed Tomography (CT) revenues declined $73,000 and $468,000, for the three and nine month periods ended September 30, 1995, respectively, compared to the same periods in the prior year due to the operation of two fewer scanners and lower revenue generation from mobile routes. Nuclear Medicine and Ultrasound revenues decreased $330,000 and $946,000 for the three and nine month periods ended September 30, 1995, respectively, compared to the same periods in the prior year as a result of the December 31, 1994 sale of two Ultrasound Department contracts as a part of its Respiratory Therapy Department contract sale and the continued reduction in mobile Ultrasound revenues.

    Respiratory Therapy Services revenues decreased $1,114,000 and $3,757,000 for the three and nine month periods ended September 30, 1995, respectively, compared to the same periods in the prior year due to the sale on December 31, 1994 of eight Respiratory Therapy contracts, the Respiratory Registry and the termination of three contracts in the first nine months of 1995. During the remainder of 1995 an additional two contracts will terminate.

    Gamma Knife Revenues increased $16,000 for the three and nine month periods ended September 30, 1995, compared to the same periods in the prior year.

    On October 16, 1995 the Company and Elekta AB of Sweden through its U.S. subsidiary, GK Investments, Inc. formed a new venture, GK Financing, LLC,
    (GKF). GKF will provide financing for projects using the Gamma Knife radiosurgery unit, which is sold by Elekta Instruments, Inc., a U.S. subsidiary of the manufacturer, Elekta AB.

    Pursuant to GKF's operating agreement dated October 17, 1995, the Company will contribute its ownership of two existing Gamma Knife units (including one unit which will be acquired pursuant to an option agreement with the Company's Chairman and CEO) in return for the Company's 81% ownership interest in GK Financing, LLC. Elekta will contribute approximately $727,000 in cash for its 19% interest and has made an initial loan commitment to GKF.

    On October 31, 1995 GK Financing, LLC purchased four Gamma Knife units valued at a total of approximately $12,000,000.

    Total Costs of Operations decreased $1,900,000 and $92,000 for the three and nine month periods ended September 30, 1995, respectively, compared to the same periods in the prior year. Medical Services payroll, the largest routine component of Total Costs of Operations, decreased $754,000 and $2,496,000 for the three and nine month periods ended September 30, 1995, respectively, compared to the same periods in the prior year. The decrease is primarily attributable to the Company's sale of its Respiratory Therapy Department and related contracts during the fourth quarter of 1994. Maintenance and supplies decreased $390,000 and $499,000 for the three and nine month periods ended September 30, 1995, respectively, compared to the same periods in the prior year. The decrease is primarily attributable to pricing reductions on MRI maintenance contracts and a decrease in supply usage associated with the sale and termination of Respiratory Therapy contracts. Depreciation and amortization increased $70,000 and $728,000 for the three and nine month periods ended September 30, 1995, respectively, compared to the same periods in the prior year. The increase is primarily attributable to the Company's lease restructuring with its primary equipment lessor which was effective January 1, 1994 but recorded cumulatively in the fourth quarter of 1994. Equipment leases previously accounted for as rentals were accounted for as capitalized leases (increased depreciation and interest expense) due to the lease restructuring. The increase was mitigated by the write-down of assets which was recorded in the second quarter of 1995. Equipment rental decreased $491,000 and $1,598,000 for the three and nine month periods ended September 30, 1995, respectively, compared to the same periods in the prior year as a result of the Company's aforementioned lease restructuring with its primary equipment lessor. Other operating costs decreased $335,000 and $652,000 for the three and nine month periods ended September 30, 1995, respectively, compared to the same periods in the prior year primarily due to a reduction in regional office costs, property related costs, and bad debt recoveries .

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


    Selling and Administrative costs decreased $68,000 and $135,000 for the three and nine month periods ended September 30, 1995, respectively, compared to the same periods in the prior year. The nine month period ended September 30, 1995 results would have reflected a larger decrease except for a second quarter, 1995 charge of $265,000 to salary and wage expense for the 184,000 shares of common stock issued to the Company's Chairman and CEO, Ernest A. Bates, M.D., for his continued services to the Company and his personal guarantee of $6,500,000 of indebtedness of the Company (see Liquidity and Capital Resources").

    Interest expense decreased $510,000 and $318,000 for the three and nine month periods ended September 30, 1995, respectively, compared to the same periods in the prior year. The decrease for the three and nine month periods ended September 30, 1995 compared to the same periods in the prior year is primarily due to the Company's repurchase of its Senior Subordinated Notes on May 17, 1995, as described below. The decrease in interest expense from the Senior Subordinated Notes was partially offset by the Company's aforementioned lease restructuring with its primary equipment lessor.

    The Company had losses before extraordinary item of $684,000 and $8,737,000 for the three and nine month periods ended September 30, 1995, respectively, compared to losses of $2,425,000 and $6,110,000 for the same periods in the prior year. Included in the Company's 1995 nine month loss was a charge of $4,425,000 due to adoption of FAS 121. The Company had a net loss of $684,000 and net income of $11,641,000 for the three and nine month periods ended September 30, 1995, respectively, compared to net losses of $2,063,000 and $5,748,000 for the same periods in the prior year.

    The Company's 1995 nine month net income results included an extraordinary gain of $20,378,000 on its Senior Subordinated Note restructuring recorded on May 17, 1995. The gain resulted from the repurchase of $17,694,000 of face amount plus $8,854,000 of accrued and unpaid interest of the Company's 14-3/4% and 16-1/2% Senior Subordinated Notes net of cash, common stock and warrants issued and transaction related costs of $3,893,000, $1,250,000 and $1,027,000 respectively.

    In addition, during September 1994, the Company recognized an extraordinary gain on the early extinguishment of indebtedness of $362,000. The extraordinary gain resulted from the repurchase of $321,000 face amount plus $115,000 of accrued and unpaid interest of the Company's 14-3/4% Senior Subordinated Notes net of income tax and deferred financing costs of $10,000 for $64,000 in cash.

LIQUIDITY AND CAPITAL RESOURCES

    The Company had cash and cash equivalents of $593,000 at September 30, 1995 compared to $1,225,000 at December 31, 1994. The Company's cash position decreased in 1995 as a result of its operating losses.


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

    2. Equipment Leases. On December 31, 1994, the Company entered into a lease restructuring with its primary equipment lessor. Under the lease restructuring, the leases covering substantially all of the Company's medical equipment were modified to extend the lease terms and to reduce scheduled lease payments. During 1994, the Company made monthly aggregate payments based on the estimated restructured lease payments. In addition, certain accrued and unpaid lease and service payments were converted into a $2,000,000 secured 86 month note (the "Lessor's Note"). The Lessor's Note bears interest at an annual rate of 4%, payable in arrears, and will mature in February, 2002. Monthly payments of interest only are due through November, 1995. Thereafter the principal balance of the Lessor's Note will amortize in 75 equal monthly installments until maturity. The Lessor's Note is secured by a lien on the Accounts Receivable of CuraCare, Inc. and American Shared-CuraCare. The Lessor's Note is also secured by a lien on two CT units and one Ultrasound unit.


    3. Subordinated Notes. On May 5, 1995, in lieu of a previously negotiated restructuring that would have resulted in the exchange of 96% of the Senior Subordinated Notes for 89.4% of the Company's common stock, the Company agreed to repurchase such

    Subordinated Notes (including accrued, unpaid interest) for a combination of cash and equity equal to approximately 25% of the Company's fully diluted outstanding shares. On May 17, 1995 the Company completed its repurchase of approximately 96% of its Subordinated Notes from the four Noteholders. The four Noteholders received approximately $3,900,000 in cash, plus a total of 819,000 shares of common stock (equal to approximately 20% of the Company's then fully diluted outstanding common shares), and warrants for an additional 216,000 shares of common stock (equal to approximately 5% of the then fully diluted common shares). The warrants are immediately exercisable for $0.75 per share.

    The restructuring results in annual interest savings from the Subordinated Notes of approximately $2,890,000. In addition, under the terms of the Subordinated Notes, the Subordinated Notes would have matured in October 1996. After the restructuring there still remain outstanding approximately $773,000 of Subordinated Notes with required annual interest payments of $125,000. The Company paid accrued and unpaid interest through April 15, 1995 of approximately $460,000 to holders of unexchanged Subordinated Notes on the May 17, 1995 closing date. Subsequently, the Company made when due its October 15, 1995 interest payment on the unexchanged Subordinated Notes.

    The repurchase of the Subordinated Notes was completed with the proceeds of three new credit facilities made available to the Company. One credit facility is a 48 month level amortizing loan of $2,500,000 at an interest rate of 15%. This term loan is secured by various unencumbered equipment, the Company's Modesto, California real property and accounts receivable. The proceeds were used to repurchase Subordinated Notes, refinance certain equipment and provide working capital. The second credit facility is a two year, $4,000,000 interest only revolving credit facility at Bank of America prime lending rate plus five percent (5%). The revolving credit facility, secured by the Company's Accounts Receivable had a $3,286,000 loan balance as of September 30, 1995. The proceeds were used to repurchase Subordinated Notes. The Company had additional borrowing capacity of $209,000 under its revolving credit facility, based on its eligible Accounts Receivable valuation at September 30, 1995. The third credit facility is an 18 month level amortizing loan of $1,500,000 at an interest rate of 10.5%. The proceeds were utilized to refinance certain equipment and provide additional working capital. The payments on the loan were restructured in September, 1995 from $90,431 per month to $40,203 per month effective September 17, 1995, and to extend the loan term to September 17, 1998.

    At the Company's Annual Shareholders meeting held on October 6, 1995, the Company's shareholders approved the issuance of an option for an additional 1,495,000 common shares to Dr. Bates as further consideration for his continued service to the Company and his personal guarantee of $6,500,000 of the Company's new credit facilities. As a result of this issuance, Dr. Bates holds approximately 40% of the Company's fully diluted outstanding shares and the four Selling Noteholders received 374,000 additional common shares and warrants for an additional 98,000 common shares to maintain their respective fully diluted ownership of the common shares. Existing shareholders own approximately 28% of the common shares on a fully diluted basis.

    The various restructuring transactions described above cured all of the Company's outstanding defaults. The Company nevertheless remains highly leveraged and has significant cash payment requirements under its equipment leases and credit facilities. Scheduled cash equipment lease payments during the next 12 months are $9,444,000 and scheduled interest and principal payments under the Company's other loan obligations during such period are approximately $2,854,000. The Company's cash flow during the first nine months of 1995 was not sufficient to make these payments, in addition to the Company's normal, recurring operating expenses. Accordingly, the Company during the next 12 months must increase its revenues and reduce its cost structure in order to meet its obligations as they become due. There can be no assurance that the Company will be able to meet its scheduled obligations during the next 12 months.

                           PART II - OTHER INFORMATION


Item 1.Legal Proceedings.

    None.


Item 2.  Changes in Securities.

    None


Item 3.  Defaults upon Senior Securities

    None.


Item 4.  Submission of Matters to a Vote of Securities Holders.

    The Company's Annual Meeting of Shareholders was held on October 6, 1995. At the meeting, the following matters were voted upon by the Shareholders with the results set forth below:


1.  Election of
    Directors:
                                                In Favor         Withheld

      Bates                                    3,504,504           65,020
      Barnes                                   3,502,504           67,020
      Brown                                    3,502,204           67,320
      Ruffle                                   3,504,504           65,020
      White                                    3,504,504           65,020
      Wilson                                   3,504,504           65,020

                                                 Number of Shares Voting                               Broker
                                                  For            Against            Abstaining        Non-Votes
                                                  ---            -------            ----------        ---------

2   Company's 1995 Stock Option Plan           2,649,868          157,118              55,212           707,326


3.  Grant of a non-qualified option
    to purchase 1,495,000 common
    shares to the Company's Chairman
    and Chief Executive Officer                1,519,781          223,136           1,196,612(1)        629,995

(1) includes 1,191,000 shares held by Dr. Bates which were not entitled to vote on this proposal.


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

                        AMERICAN SHARED HOSPITAL SERVICES
                                   Registrant


Date:          November 14, 1995                   /s/  Ernest A. Bates, M.D.
                                                   -----------------------------
                                                   Ernest A. Bates, M.D.
                                                   Chairman of the Board and
                                                   Chief Executive Officer


Date:          November 14, 1995                   /s/  James A. Gordin
                                                   -----------------------------
                                                   James A. Gordin
                                                   Vice President - Acting Chief
                                                   Financial Officer

EXHIBIT INDEX

Exhibit No.                                 Description


27                         Financial Data Schedule.