Form 10-K
period 1995-12-31
AMERICAN SHARED HOSPITAL SERVICES
filed 1996-04-01
CIK 744825

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  ------------
                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM               TO

COMMISSION FILE NUMBER 0-12849

                        AMERICAN SHARED HOSPITAL SERVICES
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


      CALIFORNIA                                            94-2918118
- ----------------------                                 ---------------------
STATE OR OTHER JURISDICTION OF               (I.R.S EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION

FOUR EMBARCADERO CENTER, SUITE 3620, SAN FRANCISCO, CALIFORNIA  94111
- ----------------------------------------------------------------------
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (415)788-5300

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

         TITLE OF EACH CLASS                             NAME OF EACH EXCHANGE
         -------------------                              ON WHICH REGISTERED
                                                        ---------------------
         COMMON STOCK NO PAR VALUE                     AMERICAN STOCK EXCHANGE
                                                       PACIFIC STOCK EXCHANGE

         SENIOR SUBORDINATED EXCHANGEABLE              AMERICAN STOCK EXCHANGE
         RESET NOTES DUE 1996

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

          INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                             ---   ---

          INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

          AS OF MARCH 27, 1996, THE AGGREGATE MARKET VALUE OF THE COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $3,908,068.

          NUMBER OF SHARES OF COMMON STOCK OF THE REGISTRANT OUTSTANDING AS OF MARCH 27, 1996: 4,342,254.

NO DOCUMENTS ARE INCORPORATED BY REFERENCE IN THIS REPORT.

         PART I


ITEM 1.           BUSINESS


         GENERAL

          American Shared Hospital Services ("ASHS" and together with its subsidiaries, the "Company") provides shared diagnostic imaging services and radiotherapy services to approximately 220 hospitals, medical centers and medical offices located in 22 states. The four principal diagnostic imaging services provided by the Company are magnetic resonance imaging (MRI), Computed axial tomography scanning (CT), ultrasound, and nuclear medicine. Radiotherapy services are performed by the Company through its subsidiary, GK Financing, LLC, a California limited liability company ("GKF"), which provides Gamma Knives to two major university medical centers.

          ASHS was incorporated in the state of California in September 1983. ASHS's predecessor, Ernest A. Bates, M.D., LTD. (d/b/a American Shared Hospital Services), a California limited partnership, was formed in June 1980. In October 1987 the Company acquired Curacare, Inc.("Curacare"), from Tenet Healthcare Corporation (formerly known as National Medical Enterprises, Inc., "Tenet") for $22,250,000. The acquisition of Curacare significantly expanded and diversified the services offered by the Company and increased its market penetration.

          Prior to May 1989, the MRI services were provided through AS-C, which was a joint venture between the Company and MMRI, Inc. ("MMRI"), a California corporation and a wholly-owned subsidiary of tenet. Effective May 1, 1989, the Company purchased 100% of MMRI, Inc., ASHS's co-venturer in AS-C, from tenet for $4,200,000. MMRI's only asset is its 50% interest in AS-C.

          In November 1990, the Company started a new wholly-owned subsidiary, European Shared Medical Services Limited, an English registered company, to provide MRI services in the United Kingdom. in addition, in August 1993, the Company incorporated a new wholly-owned subsidiary in California, American Shared Radiosurgery Services ("ASRS"), to provide Gamma Knife services.

          Following its acquisition of Curacare, the Company provided respiratory therapy services to Acute Care Hospitals. On December 31, 1994, the Company sold a majority of its respiratory therapy contracts and its respiratory registry for approximately $4,000,000 in cash plus the assumption by the buyer of $300,000 in liabilities.

         In June 1995, ASHS incorporated two new wholly-owned subsidiaries:
African American Church Health & Economic Services, Inc. ("ACHES"), a California corporation, and ACHES Insurance Services, Inc., ("AIS"), a California corporation and insurance agency qualified to sell life, health and disability insurance in the states of California and New York.

          On October 17, 1995, ASHS, through its wholly-owned subsidiary, ASRS, and Elekta Holdings U.S., Inc. ("Elekta"), through its wholly-owned subsidiary, GKV

Investments, Inc., a Georgia corporation ("GKV"), entered into an agreement to form GKF to provide alternative financing of elekta gamma knife units in the United States and Brazil. See "Gamma Knife Joint Venture."


OPERATIONS


DIAGNOSTIC IMAGING SERVICES

          General. Medical diagnostic imaging systems facilitate the diagnosis of diseases and disorders at an early stage, often minimizing the amount and cost of care needed to stabilize, treat or cure the patient and frequently obviating the need for exploratory surgery. This diagnostic procedure can often be performed on an out-patient basis eliminating the need for hospitalization. diagnostic imaging systems utilize energy waves to penetrate human tissue and generate computer-processed cross-sectional images of the body which can be displayed either on film or on a video monitor. The Company provides its diagnostic imaging services to approximately 220 health care providers including hospitals, clinics and physicians' offices located in 22 states. The Company's technologists operate the equipment under the direction of licensed physicians on the customer's staff who order procedures, interpret examination results and maintain general responsibility for the patient. Generally, the Company directly charges the hospitals, medical centers and medical offices that have contracted for its services. The Company, to a significantly lesser extent, bills patients directly or relies on third party reimbursement.

          Third party reimbursement comprises approximately 10% of the Company's medical services revenues. Non-mri diagnostic imaging services revenues as a percentage of total medical services revenues were 19%, 21% and 25% in 1995, 1994 and 1993, respectively. Following the sale of a substantial portion of its respiratory therapy contracts in december 1994 and contract terminations during 1995, the portion of the Company's revenues provided by non-MRI diagnostic imaging services has declined. See "Management's Discussion and Analysis-Total Revenues."

          The Company provides its diagnostic imaging services on both a shared and a full- time basis. Shared services are provided based on agreed upon time periods. The Company contracts with health care providers to provide equipment, operating technologists, patient care coordinators and, in some cases, operating supplies.

          The major advantages to a health care provider in contracting with the Company for such services include: (i) Avoiding the high cost of owning and operating the equipment, (ii) Avoiding the cost of hiring and training technical personnel and support staff, (iii) Reducing the risks associated with technological obsolescence or under-utilization of the equipment and services, and (iv) Not being required to incur the cost of complying with certain governmental

Regulations.

          Magnetic Resonance Imaging. MRI utilizes magnetic fields and applied radio waves to obtain computer processed cross-sectional images of the body. MRI provides clinical images superior to alternative technologies in many applications by providing information concerning neurologic, orthopedic, vascular and oncologic diseases. MRI benefits from multiplanar imaging, obviates the need for ionizing radiation and generally offers superior image resolution than previously available from CT. The Company is a leading provider of high field strength MRIS on a shared-service basis. The Company believes that it has a competitive advantage because of its strategy of operating primarily top-of-the-line, high magnetic field strength (1.5 tesla superconductive magnet systems) mobile MRI units. MRI units containing higher strength magnets are preferred technology because they provide improved image quality, faster operating speed and greater potential for new applications than do MRI units with less powerful magnets. Of the Company's 33 MRI units operating at December 31, 1995, 25 of such units are 1.5 tesla units, 4 are 1.0 tesla units, and 4 are
0.5 tesla units. All MRI units are mobile or transportable. The Company had 143 MRI customers at December 31, 1995, compared to 104 customers as of December 31, 1994. MRI revenues constituted 73%, 59% and 52% of total medical services revenues in years 1995, 1994 and 1993, respectively.

          To a greater extent during the past several years, increased indications of MRI utility plus reductions in equipment costs have allowed more hospitals to purchase their own system instead of utilizing the Company's services. This has contributed to a more competitive marketplace for the Company's services.

          Computed Axial Tomography. The Company operates 16 CT units, 15 of which are housed in specially designed mobile vans serving one or more hospitals and one of which is a fixed-site unit. CT utilizes multiple x-ray beams and detectors to derive information which is then synthesized by computers to produce cross-sectional images of organs or other areas of the body. CT can be used to perform examinations of any part of the human anatomy and provides a delineation of tissue not possible with conventional x-ray. CT eliminates the problem of overlapping structures such as bone and soft tissue inherent in images produced by conventional x-ray. The most commonly performed CT examinations are of the brain, abdomen, and lumbo-sacral spine, although examinations of the chest, pelvis and extremities are also performed. With the advent of MRI, the relative benefits of ct have decreased. Due to a variety of factors, including increased competition among manufacturers of CT units, the selling price of CT units has decreased thereby enabling more hospitals and health care providers to acquire their own units instead of utilizing the Company's services. Consequently, the Company has reduced its services in this area in response to these changes in the market. CT revenues were approximately 10%, 10% and 13% of medical services revenues in 1995, 1994 and 1993, respectively.

          Ultrasound and Nuclear Medicine. The Company owns and operates approximately 25 systems providing ultrasound and nuclear medicine services. Ultrasound technology applies high-frequency pulsed and continuous sound waves to the body. These sound waves strike vessels and other internal body structures and echo back to the equipment, where they register upon a video monitor. Ultrasound systems provide a low medical risk, non-invasive procedure for determining the primary diagnosis in renal, pancreatic, vascular and abdominal diseases and obstetrics. Nuclear medicine is a diagnostic imaging system utilizing short-lived radioactive isotopes and computers to perform various examinations and process the resulting medical data for the physician to establish the presence or absence of disease. Nuclear medicine not only provides an anatomic image but also provides functional information which cannot be provided by MRI or CT.

          Nuclear medicine services of the Company are primarily composed of Single Photon Emission Computed Tomography ("SPECT") wherein radioisotopes are injected into the patient and the patient is subsequently imaged by a camera which moves around the patient. The information received by the camera is then reconstructed by computer to produce a three dimensional image. Although more costly, this three dimensional image yields a more accurate image when compared to other nuclear medicine techniques. The Company provides SPECT services on both a shared service and full-time basis. Smaller health care providers which require fewer studies on a regular basis may find it more cost-efficient to utilize SPECT on a mobile-shared service basis than acquiring their own unit. Ultrasound and Nuclear Medicine revenues were approximately 8% of medical services revenues in 1995 and 10% and 12% in 1994 and 1993, respectively.


GAMMA KNIFE

          The Company's first Gamma Knife, which is operated at a major university medical center on a fee-per-procedure basis, commenced operation in September 1991. The Gamma Knife treats certain vascular malformations and intracranial tumors without surgery.

          In January 1993, the Company entered into a purchase agreement with the manufacturer for $2,900,000 plus sales tax on its second Gamma Knife and a fee-for-service lease with a university medical center. During 1993, the Company advanced $1,090,000 to the equipment manufacturer. Included in this amount was $800,000 advanced by a third party Lessor and guaranteed by the Company's chairman and chief executive officer. The Company was unable to fund the next required advance payment and was notified by the manufacturer that the Company was in default under the provisions of the purchase agreement.

          On April 6, 1994, the Company's agreements to purchase the Gamma Knife from the manufacturer and lease the Gamma Knife to such university medical center were formally terminated. Settlement of these agreements entailed the payment of $130,000 in interest and costs to the manufacturer and the university medical center. The Company's Chairman and Chief Executive Officer simultaneously agreed to enter into substantially identical purchase and lease obligations as those previously executed by the Company. On April 6, 1994, new purchase and lease agreements were entered into by the Company's Chairman and Chief Executive Officer, and the manufacturer and the university medical center. Of the $1,090,000 in advances previously paid to the manufacturer, $800,000 was refunded to the third party lessor and $290,000 (less certain settlement costs) was refunded to the Company and the Company simultaneously advanced $290,000 to the Chairman and Chief Executive Officer who executed a promissory note (the "promissory note".) Concurrently, the third party lessor agreed to fund the remaining $2,610,000 purchase price of the Gamma Knife on behalf of the Chairman and Chief Executive Officer and the Company received an option to purchase the Gamma Knife. The option entitled ASHS to purchase the Gamma Knife from its Chairman and Chief Executive Officer for an amount equal to the remaining debt obligation associated with the Gamma Knife plus costs and losses, if any, incurred by the Chairman and Chief Executive Officer. This option was assigned by ASHS to its subsidiary, GKF, through ASRS and was exercised to purchase the Gamma Knife from Dr. Bates on February 3, 1996. Upon exercise of the option, the subsidiary also assumed obligations of the Company relating to the Gamma Knife. Additionally, in connection with GKF's exercise of the option to acquire the Gamma Knife, the promissory note was cancelled. The Gamma Knife became operational on August 3, 1994.


GAMMA KNIFE JOINT VENTURE

          ASHS, through ASRS, a California corporation, and Elekta, through its wholly-owned subsidiary, GKV, entered into an operating agreement on October 17, 1995, to form GKF. Pursuant to the operating agreement, as amended, the Company contributed its Gamma Knife and related assets to GKF in exchange for an 81% ownership interest held by ASRS in GKF. GKV contributed cash for a 19% ownership interest in GKF and loaned funds to GKF. GKF will be the preferred alternative financing provider in the United States and Brazil for the purchase of Gamma Knife units sold by Elekta Instruments, Inc., a U.S. subsidiary of the Gamma Knife manufacturer. GKF's primary business will be to provide financing on a fee-for-service basis. The results of operations of GKF will be included in the consolidated financial statements of the Company.


CUSTOMERS AND MARKETING

          The market for services offered by the Company consists of major urban medical centers, suburban and rural hospitals, health maintenance organizations ("HMOs") and other managed care providers, governmental institutions, large multi-specialty medical groups, physician offices and medical clinics. The type of services offered by the Company in a given area may vary, depending upon such factors as the size of the client medical care provider, the treatment needs of specific patient groups within the client's service area, the modalities and services required by the client and the number and nature of competitive services available. The more capital intensive services, such as MRI, CT, and Gamma Knife, may be effectively offered to urban medical centers, hospitals, large multi-specialty medical groups, governmental institutions, larger HMOs and large third-party purchasers of health services. The less capital intensive services, such as ultrasound, nuclear medicine and, under certain circumstances, CT, are most effectively offered to suburban and rural hospitals, physicians' offices and medical clinics. The Company believes that it offers among the broadest range of services to health care providers of companies in the shared diagnostic imaging services industry and therefore has a unique ability to service a broad spectrum of the health care market. The Company continually monitors developments in the medical equipment industry and makes an effort to acquire new modalities and equipment as the opportunity arises in order to maintain its technologically-advanced services and to expand its market share. When the Company's medical equipment does not generate adequate revenues, the Company seeks to sell such equipment and to upgrade existing equipment or acquire newer, more advanced replacement equipment when appropriate.

          During the normal course of business, the Company has customer contracts which terminate. the Company's sales representatives and operational managers must replace terminating customers with new customers to maintain the Company's revenues. Revenue fluctuations may occur dependent upon the maturation cycle of terminating existing contracts and how quickly replacement customers can attain the revenue levels of terminating customers. Revenues per customer are historically higher for established customers. Revenue for all contracts and contract amendments is recognized as earned based upon services provided for each monthly period.

          The Company employed at the end of 1995 nine sales and marketing as well as four regional operational managers located in the western, southeastern, and midwest regions of the country. The Company markets its services through a direct sales effort emphasizing the quality of its equipment, the reliability and efficiency of its services, the ability to tailor its services to specific customer needs and the cost containment benefits realized by the customer when it utilizes the Company's services. No single customer accounted for 10% or more of the Company's total revenues in 1994 or 1995.


COMPETITION

          Utilization of the Company's diagnostic imaging services depends upon several factors, including the number of physicians and their respective areas of practice, the number and nature of competitive diagnostic units available, and the size and demographics of the service areas. The market for diagnostic imaging services is highly competitive. The Company faces competition from other providers of mobile diagnostic services, some of which may have greater financial resources than those of the Company, and from equipment manufacturers, hospitals, imaging centers and health care providers owning in-house diagnostic units. Significant competitive factors in the diagnostic services market include equipment price and availability, performance quality, ability to upgrade equipment performance and software, service and reliability. Adverse market conditions have significantly impacted providers of mobile services of which there are only approximately five operating on a national basis. Those with greater financial resources are better able to withstand adverse market conditions.

          Competition in the MRI service industry has increased since 1992 due to deterioration of market conditions in that industry. Recent deterioration is based partly upon a temporary increase in purchases of MRI units by physician partnerships in the late 1980s and early 1990s, which has largely been halted by legislation that limits self-referrals. The increased competition among MRI equipment manufacturers has resulted in greater availability to end users of new imaging equipment from manufacturers at more competitive pricing than contracting with full-service providers such as the company.


GOVERNMENT REGULATION

          Customers to whom the Company provides services receive payments for patient care from federal government and private insurer reimbursement programs. As a result of federal cost-containment legislation currently in effect, a prospective payment system ("PPS") is utilized to reimburse hospitals for care given to hospital in-patients covered by federally funded reimbursement programs. Patients are classified into a diagnosis related group ("DRG") in accordance with the patient's diagnosis, necessary medical procedures and other factors. Patient reimbursement is limited to a predetermined amount for each DRG placing material limitations on actual reimbursement for imaging services. because the reimbursement payment is predetermined, it does not necessarily cover the cost of all medical services actually provided. Currently the DRG system is not applicable to out-patient services, and consequently many health care providers have an incentive to use contracted shared services on an out-patient basis. In 1986 and again in 1990 the congress enacted legislation requiring the Department of Health and Human Services ("DHHS") to develop proposals for a PPS for hospital outpatient services. DHHS has not as yet developed such a proposal, and the effect on the company's business of such a proposal, if made, cannot be predicted at this time.

          The Company's experience suggests that the hospital in-patient DRG system and the expansion of managed care has had a favorable impact on the Company's business. Rising costs in the health care field, together with the implementation of the DRG system, have encouraged hospitals and other health care providers to minimize costs. The Company's shared diagnostic imaging services allow hospitals and other medical care providers to provide sophisticated diagnostic equipment and qualified personnel at a cost directly related to each service rendered to the patient. In recent years, however, competitive factors (such as equipment availability and pricing) have limited the Company's ability to benefit from the favorable impact of drgs and managed care.

          Several health care reform proposals have been promulgated during the Clinton administration. These proposals attempt to increase access to care and to control rising health care expenditures. Since a specific health care reform policy has not been enacted, the impact on the Company's business of such a proposal, if made, cannot be determined at this time.

          The payment of remuneration to induce the referral of health care business has been a subject of increasing governmental and regulatory focus in recent years. Section 1128b(b) of the Social Security Act (sometimes referred to as the "federal anti-kickback statute") provides criminal penalties for individuals or entities that knowingly and willfully offer, pay, solicit or receive remuneration in order to induce referrals for items or services for which payment may be made under the Medicare and Medicaid programs and certain other government funded programs. The Social Security Act provides authority to the Office of Inspector General through civil proceedings to exclude an individual or entity from participation in the Medicare and state health programs if it is determined any such party has violated Section 1128b(b) of the Social Security Act. The Company believes that it is in compliance with the federal anti-kickback statute. Additionally, the omnibus Budget Reconciliation Act of 1993, often referred to as "Stark II" bans physician self referrals to providers of designated health services with which the physician has a financial relationship. The term "designated health services" includes: clinical laboratory services, physical therapy services, occupational therapy services, radiology or other diagnostic services, radiation therapy services, durable medical equipment, parenteral and enteral nutrients, equipment and supplies, home health services, outpatient prescription drugs, inpatient and outpatient hospital services. On January 1, 1995, the Physician Ownership and Referral Act of 1993 became effective in California. This legislation prohibits physician self-referrals for covered goods and services including diagnostic nuclear medicine and diagnostic imaging if the physician (or the physician's immediate family) concurrently has a financial interest in the entity receiving the referral. The Company believes that it is in compliance with the Physician Ownership and Referral Act of 1993. The Company cannot determine what impact this legislation will have upon demand for its services.

          Legislation in various jurisdictions requires that health facilities obtain a certificate of need ("con") prior to making expenditures for medical technology in excess of specified amounts. The con procedure can be expensive and time consuming, and consequently a health care facility may elect to use the Company's services rather than purchase imaging equipment subject to con requirements. Con requirements vary from state to state in their application to the operations of both the Company and its customers. In some jurisdictions the Company is required to comply with con procedures to provide its services and in other jurisdictions customers must comply with con procedures before using the company's services.

          The Company's nuclear medicine imaging equipment requires the use of radioactive isotopes for which there are existing governmental regulations covering storage, use and disposal. All contracts for nuclear medicine imaging include arrangements for the disposal of radioactive isotopes either by the supplier of the isotopes or by agreement with the nuclear medicine department of the client hospital. The Company is also subject to periodic review concerning the storage, use and disposal of isotopes used in its nuclear medicine imaging equipment. The Company has passed all such reviews. The Company's other services are not generally subject to inspection or review by regulatory bodies.

          Mobile diagnostic imaging equipment must, where applicable, comply with federal and state regulations concerning patient safety, equipment operating specifications and radiation exposure levels. The equipment manufacturer is primarily responsible for assuring compliance. The Company believes that its equipment complies with all such regulations based on the quality control features and specifications of the equipment manufacturers and the Company's preventative maintenance program.

          Certain states in which the Company operates require that certain of the Company's personnel be licensed or certified. Such requirements generally involve educational requirements and the payment of specified fees. All of the company's technical personnel are duly licensed or certified where required to perform the services provided by the Company. The Company continually monitors the compliance of its personnel with such licensing and certification requirements.


INSURANCE AND INDEMNIFICATION

          The Company's contracts with equipment vendors generally do not contain indemnification provisions. The Company maintains a comprehensive insurance program covering the value of its property, equipment and vehicles, subject to deductibles which the Company believes are reasonable.

          The Company's customer contracts generally contain mutual indemnification provisions. The Company maintains general and professional liability insurance and believes its present insurance coverage and indemnification agreements are adequate for its business.

EMPLOYEES

          At December 31, 1995, the Company employed approximately 194 employees on a full-time basis and approximately 135 on a part-time basis. None of these employees is subject to a collective bargaining agreement and there is no union representation within the Company. The Company maintains various employee benefit plans and believes its employee relations are good.


ITEM 2. PROPERTIES

          The Company's corporate offices are located at Four Embarcadero Center, Suite 3620, San Francisco, California, where it leases 2,996 square feet for $8,122 per month. This lease runs through September 1999.

          The Company also leases office and warehouse space in Modesto, California. An additional property leased by the Company principally for field operations and sales support is located in West Chicago, Illinois. The Company's Tennessee office was closed in March 1995.

          For the year ended December 31, 1995, the Company's aggregate net rental expenses for all properties and equipment was approximately $3,458,000.


ITEM 3. LEGAL PROCEEDINGS

          There are no material pending legal proceedings involving the Company or any of its property. The Company knows of no legal or administrative proceedings against the Company contemplated by governmental authorities.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

           PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS

          The Company's common shares no par value (the "Common Shares") are currently traded on the American Stock Exchange and The Pacific Stock Exchange. The announcement by the Company of the terms of a proposed restructuring which contemplated the exchange of 96% of the Company's subordinated notes for new Common Shares representing approximately 89.4% of the Company's common equity in early April 1994 was followed by a significant decline in the market price of the Common Shares. The Company's losses and net capital deficiency have caused the Company to no longer satisfy the minimum criteria with respect to net income and net worth for continued listing published by the AMEX. The per share trading price is also below the minimum criteria of such exchange. The closing per share price of the Common Shares was $1.25 at March 27, 1996. The Company has been advised that its net capital deficiency is inconsistent with the criteria applied by The PSE for continued listing on such exchange. The AMEX and The PSE are currently reviewing the Company's financial condition following the restructuring in order to determine whether the Common Shares will continue to be listed for trading thereon.

          The table below sets forth the high and low closing sales prices of the Common Shares of ASHS on the American Stock Exchange Consolidated Reporting System for each full quarter for the last two fiscal years.

                      PRICES FOR COMMON SHARES

Quarter Ending             High            Low
- --------------             ----            ---
March 31, 1994             3-1/2           2-3/4
June 30, 1994              13/16           1/2
September 30, 1994         11/16           3/16
December 31, 1994          5/8             3/16
March 31, 1995             5/8             1/4
June 30, 1995              2               5/16
September 30, 1995         2-5/8           1-3/8
December 31, 1995          1-11/16         1-1/4


          The Company estimates that there were approximately 1700 beneficial holders of its Common Shares as of December 31, 1995.

          The Company did not pay cash dividends in 1995 and does not intend to pay dividends in the near future. The Company is prohibited by its credit agreements from paying dividends on the Common Shares and does not anticipate being in a position to pay dividends for the foreseeable future.

ITEM 6. SELECTED CONDENSED CONSOLIDATED FINANCIAL DATA
        SUMMARY OF OPERATIONS

                                                                                    Year Ended December 31,
                                                         --------------------------------------------------------------------------

                                                           1995(2)           1994           1993(1)             1992           1991
                                                         --------            ----           ------              ----           ----
                                                                        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

MEDICAL SERVICES REVENUES.......................          $34,077         $38,545         $ 39,485           $48,834        $58,952
COSTS OF OPERATIONS.............................           32,675          34,145           37,071            45,169         43,941
SELLING AND ADMINISTRATIVE
EXPENSE..............                                       8,432           5,971            6,820             6,273          7,051
INTEREST EXPENSE................................            5,310           7,423            6,752             7,520          8,542
WRITE-DOWN OF INTANGIBLE ASSETS.................              600               0            5,308               ---            ---
                                                           ------         -------         --------           -------        -------
TOTAL COSTS AND EXPENSES........................           47,017          47,539           55,951            58,962         59,534
                                                           ------         -------         --------           -------        -------
                                                          (12,940)         (8,994)         (16,466)          (10,128)          (582)
GAIN ON SALE OF ASSETS AND EARLY
  TERMINATION OF CAPITAL LEASES.................              226           3,294              124               270            138
EQUITY IN EARNINGS (LOSSES) OF PARTNERSHIPS.....               54              85              (51)               51            221
INTEREST AND OTHER INCOME.......................              204              98              742               181            310
                                                         --------         -------         --------           -------       --------

(LOSS)/INCOME BEFORE INCOME TAXES AND
EXTRAORDINARY ITEM..............................          (12,456)         (5,517)         (15,651)           (9,626)            87

INCOME TAX PROVISION (BENEFIT)..................                3              20               (7)             (111)            63
                                                         --------         -------         --------           -------       --------

(LOSS)/INCOME BEFORE EXTRAORDINARY ITEM.........          (12,459)         (5,537)         (15,644)           (9,515)            24

EXTRAORDINARY ITEM..............................           19,803             362              ---               ---          1,964
                                                         --------         -------         --------           -------       --------

NET INCOME (LOSS)...............................         $  7,344         ($5,175)        ($15,644)          ($9,515)      $  1,988
                                                         ========         =======         ========           =======       ========
PRIMARY EARNINGS PER SHARE:
      INCOME (LOSS) BEFORE
      EXTRAORDINARY ITEM.......................          $  (2.96)        $ (1.93)        $  (5.46)          $ (3.39)      $   0.01
      EXTRAORDINARY ITEM........................         $   4.71         $  0.13         $   0.00           $  0.00       $   0.69
                                                         --------         -------         --------           --------      --------
      NET INCOME (LOSS).........................         $   1.75         $ (1.80)        $  (5.46)          $ (3.39)         $0.70
                                                         ========         =======         ========           ========      ========
FULLY DILUTED EARNINGS PER SHARE:
      INCOME (LOSS) BEFORE
      EXTRAORDINARY ITEM...................              $  (2.96)        $ (1.93)        $  (5.46)          $ (3.39)       $  0.01
      EXTRAORDINARY ITEM.......................          $   4.71         $  0.13         $   0.00           $  0.00        $  0.69
                                                         --------          ------         --------           -------        -------
      NET INCOME (LOSS).........................         $   1.75         $ (1.80)        $  (5.46)          $ (3.39)       $  0.70
                                                         ========         =======         ========           =======        =======


                                                                                       December 31,
BALANCE SHEET DATA                                     =========================================================================
                                                        1995(2)             1994          1993(1)            1992           1991
                                                       --------             ----          -------            ----           ----
                                                                                   (AMOUNTS IN THOUSANDS)
WORKING CAPITAL DEFICIENCY..........................   $ (6,793)        $(33,369)       $(56,518)        $(33,244)       $(3,960)

TOTAL ASSETS........................................     31,345           47,222          50,179           61,440         75,723

CURRENT PORTION OF LONG-TERM DEBT AND
OBLIGATIONS UNDER CAPITALIZED LEASES................      8,720           11,214          26,635           15,288         10,366

LONG TERM DEBT AND OBLIGATIONS UNDER
CAPITALIZED LEASES LESS CURRENT PORTION.............     26,125           24,244           3,106           19,792         30,950

SENIOR SUBORDINATED NOTES...........................        773           18,467          18,788           18,788         18,788

STOCKHOLDERS' EQUITY (NET CAPITAL
DEFICIENCY).........................................   $(10,576)        $(22,341)       $(17,754)        $ (2,151)       $ 7,192



(1) In August 1993, ASHS incorporated a new wholly-owned subsidiary, American Shared Radiosurgery Services ("ASRS"). Accordingly, the financial data for the Company presented above include the results of the establishment of the subsidiary for 1993 through 1995.

(2) In June 1995, ASHS Incorporated a new wholly-owned subsidiary, African American Church Health and Economic Services, Inc. ("ACHES") and ACHES' wholly-owned subsidiary, ACHES Insurance Services, Inc. ("AIS"), and in October 1995, entered into an operating agreement granting ASRS an 81% ownership interest in GK Financing, LLC. Accordingly, the financial data for the Company presented above include the results of the establishment of ACHES, AIS, and GK Financing, LLC for 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

          The Company had net income of $7,344,000 ($1.75 per share) on medical services revenues of $34,077,000 in 1995. The Company had a net loss of $5,175,000 [($1.80) per share] in 1994 on revenues of $38,545,000.


TOTAL REVENUES

                                   INCREASE                    INCREASE
(IN THOUSANDS)        1995        (DECREASE)         1994     (DECREASE)        1993
 ------------         -------      --------       -------      --------      -------
MEDICAL SERVICES      $34,077         (11.6%)     $38,545     (2.4%)         $39,485




          Medical services revenues decreased 11.6% in 1995 compared to 1994 and decreased 2.4% in 1994 compared to 1993. The 11.6% and 2.4% decreases in 1995 and 1994, respectively, were caused primarily by the sale of eight respiratory therapy contracts and the respiratory registry in December 1994 and a 18% decrease ($1,398,000) in Respiratory Therapy revenues in 1994.

          MRI revenues increased 11% ($2,413,000) in 1995 compared to 1994 and increased 11% ($2,223,000) in 1994 compared to 1993. The increases in 1995 and 1994 were primarily due to the commencement of new customer contracts and increased utilization from contracts commenced in prior periods. In addition, the marketing time required to replace terminating customers lengthened because of increased competition and the fact that more health care providers already had access to MRI services. Revenues were also negatively impacted by delays in the commencement of replacement contracts due to regulatory and site improvement delays and termination notification periods which certain customers were obligated to provide to previous providers. MRI revenues as a percentage of total medical services revenues were 73%, 59% and 52% in years 1995, 1994 and 1993 respectively.

          The Company's non-MRI diagnostic imaging services revenues declined 21% ($1,673,000) in 1995 compared to 1994 after a 19% ($1,905,000) decrease in
1994 compared to 1993. The decline in both years was attributable to decreased CT revenue from the reduction in the CT fleet by two scanners in 1994 and lower revenue generated on mobile routes, reductions in per-study wholesale prices, and competition. The Company has had to convert the majority of its CT fleet from higher revenue and cost mobile routes to lower revenue and cost interim rental placement units to maintain utilization. Revenues from CT operations decreased $453,000 in 1995 and $1,170,000 in 1994 from 1993 revenues of $5,186,000. In addition, nuclear medicine and ultrasound revenues decreased in 1995 compared to 1994 and in 1994 compared to 1993 as a result of the Company's continued de-emphasis of mobile nuclear and ultrasound contracts and the expiration of one in-house ultrasound contract in 1994. As a part of its respiratory therapy contract sale on December 31, 1994, two ultrasound department contracts were included. These contracts had 1994 revenues of approximately $850,000. The decrease in nuclear medicine and

Ultrasound revenues was $1,220,000 in 1995 and $735,000 in 1994 from a 1993 revenue base of $4,736,000. Non-MRI diagnostic imaging services revenues as a percentage of total medical services revenues was 19%, 21% and 25% for the years ended 1995, 1994 and 1993 respectively.

COST OF OPERATIONS

                                                         Increase                            Increase
    (IN THOUSANDS)                       1995           (DECREASE)           1994           (DECREASE)          1993
    --------------                       ----           ----------           ----           ----------          ----
Cost of Operations,
  Exclusive of Write-
  Down of Equipment                   $28,850               (15.5%)       $34,145                (6.8%)      $36,628

Percentage of Revenue                    84.7%                               88.6%                              92.8%

Write-down of equipment                $3,825                  NM         $     0                  NM        $   443

Percentage of Revenue                    11.2%                                0.0%                               1.1%




          The Company's cost of operations, consisting of payroll, maintenance and supplies, depreciation and amortization, write-down of equipment, equipment rental and other operating expenses (such as vehicle fuel, building rents, regional office costs, insurance, property taxes, bad debt expense, fees and training expenses) decreased $1,470,000 in 1995 and $2,926,000 in 1994 compared to prior years.

          Medical services payroll costs, the largest component of total cost of operations, decreased by $3,300,000 in 1995 compared to 1994 and by $1,158,000 in 1994 compared to 1993. It has declined as a percent of medical services revenues (20% in 1995, 27% in 1994 and 29% in 1993) over the past three years due primarily to the continued decrease in labor intensive (respiratory therapy, mobile CT and ultrasound) service revenues, the respiratory therapy contract sale at December 31, 1994, contract expirations and closing of marginally profitable and unprofitable contracts.

          The Company's maintenance and supplies costs were 20%, 20% and 19% of medical service revenues in 1995, 1994 and 1993 respectively. Maintenance and supplies costs decreased $1,042,000 in 1995 compared to 1994 and increased $377,000 in 1994 compared to 1993. The decrease in 1995 is primarily attributable to pricing reductions on MRI maintenance contracts achieved by the Company and decreased supply usage associated with the sale and termination of respiratory therapy contracts. The increase in 1994 was primarily attributable to equipment aging and additional equipment utilization.

          Depreciation and amortization decreased $1,202,000 in 1995 compared to 1994 and increased $1,789,000 in 1994 compared to 1993. The decrease in 1995 is primarily attributable to the early adoption of Financial Accounting Standards No. 121 (FAS 121) during the second quarter of 1995 as explained in further detail below. In addition, the majority of capital leases were extended as of October 1, 1995 thereby extending the depreciable life of the asset (as leased assets are depreciated based on leased terms) and decreasing depreciation expense in the fourth quarter of 1995. The increase in depreciation in 1994 was primarily due to the impact of the Company's lease restructuring with its primary equipment lessor. Effective January 1, 1994, equipment leases previously accounted for as rentals are accounted for as capitalized leases due to lease restructuring. Secondarily, depreciation increased due to the full year's impact of depreciation on capital expenditures related to upgrades performed on certain MRI units in the last half of 1993.

          Equipment rental as a percentage of medical service revenues was 8% in 1995, 4% in 1994 and 13% in 1993. Equipment rental increased $1,228,000 in 1995 compared to 1994 and decreased $3,487,000 in 1994 compared to 1993. The increase in 1995 is primarily attributable to the commencement of five short term rentals during 1995. The decrease in equipment rental of $3,487,000 in 1994 compared to 1993 was primarily attributable to the Company's lease restructuring in which equipment previously accounted for as rentals, effective as of January 1, 1994, is accounted for as capitalized leases and due to less reliance on interim equipment rentals.

          Other costs of operations as a percentage of medical service revenues was 12%, 13% and 13% in 1995, 1994 and 1993 respectively. The $979,000 decrease in 1995 compared to 1994 was primarily attributable to a significant reduction in regional office administrative costs, property related and bad debt costs.

          In connection with the early adoption of FAS 121 during the second quarter of 1995, management reviewed the recoverability of the carrying value of long-lived assets, primarily fixed assets, goodwill and deferred costs. The Company initiated its review of potential loss impairment due to the continuing changes in the health care environment which have put downward pressure on customers and equipment and reduced forecasted operating results for certain assets to a level below previous expectation. Following its review, management concluded that there was an impairment in the recorded value of fixed assets, goodwill and deferred costs under FAS 121 based on management's estimate of future undiscounted cash flows over the estimated remaining useful life of certain assets. Accordingly, an impairment loss of $4,425,000 was recorded in the second quarter of 1995 based on the differences between the fair value of such assets as determined by third parties and the recorded values. The impairment loss is comprised of a charge for the write-downs of equipment and deferred assets of $3,825,000 (primarily MRI, CT and nuclear medicine) and goodwill of $600,000.

SELLING AND ADMINISTRATIVE

                                                INCREASE                           INCREASE
   (IN THOUSANDS)               1995           (DECREASE)           1994          (DECREASE)            1993
    ------------                ----           ----------           ----          ----------            ----
Selling and
Administrative Costs          $8,432             41.2%            $5,971              (12.4%)         $6,820

Percentage of
Revenue                        24.7%                                15.5%                               17.3%


          The Company's selling and administrative costs increased $2,461,000 in 1995 compared to 1994 and decreased $849,000 in 1994 compared to 1993. The increase in 1995 is primarily attributable to stock compensation expense totalling $2,679,000 which is comprised of shares and options issued to the Company's Chairman and Chief Executive Officer, Ernest A. Bates, M.D. Salary and wage expense was charged $265,000 in the second quarter of 1995 for the issuance of 184,000 Common Shares to Dr. Bates for his continued service to the Company and his personal guarantee of $6,500,000 of indebtedness of the Company. In addition, during the fourth quarter of 1995, a charge to salary and wage expense of $2,414,00 was recorded in connection with the grant to Dr. Bates, following shareholder approval, of an option to acquire 1,495,000 additional Common Shares for $0.01 per share as further consideration for his continued service to the Company and his personal guarantee of $6,500,000 of the Company's new credit facilities. See "Liquidity and Capital Resources." The decrease in 1994 was primarily attributable to a reduction in the costs associated with the fourth quarter of 1993 write-down of intangible assets associated with the Company's CuraCare acquisition, reduced travel related expenses and building rent.


INTEREST EXPENSE

                                                INCREASE                           INCREASE
   (IN THOUSANDS)               1995           (DECREASE)           1994          (DECREASE)            1993
    ------------                ----           ----------           ----          ----------            ----
Interest Expense              $5,310               (28.5%)        $7,423                9.9%          $6,752

Percentage of
Revenue                         15.6%                               19.3%                               17.1%




          The Company's interest expense decreased $2,113,000 in 1995 compared to 1994 and increased $671,000 in 1994 compared to 1993. The decrease in 1995 is primarily attributable to the Notes Repurchase (as defined below) on May 17, 1995 and the maturation of existing equipment leases and long-term debt. The decrease was partially offset by the issuance on May 17, 1995 of Warrants to the Company's primary equipment lessor, which resulted in a charge to interest expense of $167,000 (see "Liquidity and Capital Resources"). The increase in 1994 occurred due to the Company's lease restructuring in which equipment previously accounted for as rentals was treated as capitalized leases effective January 1, 1994.


WRITE-DOWN OF INTANGIBLE ASSETS

                                               INCREASE                           INCREASE
   (IN THOUSANDS)               1995           (DECREASE)           1994          (DECREASE)            1993
    ------------                ----           ----------           ----          ----------            ----
Write-down of
Intangible Assets               $600               NM                 $0              NM              $5,308

Percentage of Revenue            1.8%                                0.0%                               13.4%


          The Company's write-down of intangible assets increased $600,000 in 1995 as compared to 1994 and decreased $5,308,000 in 1994 as compared to 1993. The increase in 1995 is solely attributable to the early adoption of FAS 121 in the second quarter of 1995. See "Cost of Operations" above. The decrease in 1994 is attributable to Company management's evaluation in 1993 of the realizability of intangible assets associated with its acquisition of CuraCare in 1987. CuraCare, operates substantially all of the Company's non-MRI businesses, including CT, Respiratory Therapy, Ultrasound and Nuclear Medicine. Revenues and operating profits from CuraCare continued to decline significantly over the past few years despite strategic plans implemented by management. During the fourth quarter of 1993, Company's management determined it was unlikely that the Company's non-MRI businesses would have significant growth potential in the foreseeable future. Company management, therefore, reduced the operational management and sales force for its non-MRI businesses.

          The changing health care environment and reduced barriers of entry due to decreased equipment costs for non-MRI businesses contributed to losses in 1993. The Company has determined, based on its methodology of evaluating the recoverability of intangible assets, that the forecasted cashflow for non-MRI businesses did not support the future amortization of the intangible asset balance of $5,867,000 at December 31, 1992, for these modalities.

          The Company projected forward its results from operations and undiscounted cash flows for five years to analyze the recoverability of its intangible assets. The Company, in formulating the financial forecasts, considered historical trends, current market conditions and potential new trends and their impact on revenues.

          Based on these forecasts it was determined that the cumulative results of operations and cash flows for non-MRI businesses were inadequate to recover any portion of the intangible asset balance associated with CuraCare. Accordingly, the Company wrote-down the intangible asset balance by $5,308,000 in the fourth quarter of 1993. The Company's remaining intangible asset balance of $1,375,000 at December 31, 1995 relates primarily to its MRI business.


OTHER INCOME AND EXPENSE

                                                INCREASE                           INCREASE
   (IN THOUSANDS)               1995           (DECREASE)          1994           (DECREASE)           1993
    ------------                ----            --------           ----            --------            ----
Gain on Sale of Assets
  and Early Termination
  of Capital Leases             $226               (93.1%)        3,294               2,556%           $124

Percentage of Revenue            0.7%                               8.5%                                0.3%

Equity in Earnings
(Losses) of Partnerships          54               (36.5%)           85                 267%            (51)

Percentage of Revenue            0.2%                               0.2%                               (0.1%)

Interest and Other Income        204               108.2%            98                  87%            742

Percentage of Revenue            0.6%                               0.3%                                1.9%




          The Company's gain on sale of assets and early termination of capital leases decreased $3,068,000 in 1995 compared to 1994 and increased $3,170,000 in 1994 compared to 1993. The gain on sale of assets in 1994 of $3,294,000 was primarily due to the Respiratory Therapy contracts sale gain of $3,199,000. The sale resulted in the Company receiving cash of approximately $4,000,000 and the buyer assuming approximately $300,000 in liabilities. Gain on sale of equipment fluctuates depending on the timing of asset dispositions. The Company continued selling non-essential assets during 1994 and 1995.

          Equity in earnings (losses) of partnerships decreased $31,000 in 1995 compared to 1994 due primarily to lower equipment utilization on the partnership's two CT scanners during 1995. Equity in earnings (losses) of partnerships increased $136,000 in 1994 compared to 1993 due primarily to the company's share ($94,000) of a reserve for uncollectible receivables from a terminated partnership taken in 1993.

          Interest and other income increased $106,000 in 1995 compared to 1994. The largest component of the increase was the settlement of litigation related to a respiratory therapy contract included in the December 31, 1994 sale. Interest and other income decreased $644,000 in 1994 compared to 1993 because during 1993 the Company's insurance carrier paid a business interruption insurance claim of $575,000 for lost MRI service revenues in the United Kingdom.


NET INCOME (LOSS)

                                                 INCREASE                            INCREASE
    (IN THOUSANDS)                 1995         (DECREASE)              1994        (DECREASE)          1993
     ------------                  ----          --------               ----         --------          -----
Loss Before Income Taxes
  and Extraordinary Item       ($12,456)            125.8%           ($5,517)           (64.7%)     ($15,651)

Percentage of Revenue             (36.6%)                              (14.3%)                         (39.6%)

Loss Per Share                   ($2.96)             53.4%            ($1.93)           (64.7%)       ($5.46)

Extraordinary item              $19,803              5370%              $362               NM       $      0

Extraordinary Item,
  Per share                       $4.71              3523%             $0.13               NM       $      0

Net Income (Loss)                $7,344               242%           ($5,175)           (66.9%)     ($15,644)

Net Income (Loss),

  Per Share                       $1.75               197%            ($1.80)           (67.0%)       ($5.46)



          The Company had a loss before income taxes and extraordinary item of $12,456,000 in 1995 compared to a loss of $5,517,000 for 1994. Included in the Company's loss for 1995 was a charge of $4,425,000 due to adoption of FAS 121 and stock compensation expense of $2,679,000.

          The Company has net income of $7,344,000 for 1995 compared to a loss of $5,175,000 for 1994. The Company's net income for 1995 included an extraordinary gain of $19,803,000 from its debt restructuring recorded on May 17, 1995. The gain resulted from the purchase of $17,694,000 aggregate face amount plus $8,853,000 of accrued and unpaid interest of the Company's 14-3/4% and 16-1/2% Senior Subordinated Notes due October 15, 1996 (the "Subordinated Notes"), net of cash, Common Shares and warrants to purchase Common Shares (the "Warrants") issued, and transaction related costs of $3,893,000, $1,836,000 and $1,015,000 respectively.

          The 1994 net loss was primarily attributable to the reduction in medical services revenues and interest on the Subordinated Notes. The loss was partially offset by a gain on the sale of assets.

          During September 1994, the Company recognized an extraordinary gain on the early extinguishment of indebtedness of $362,000. The extraordinary gain resulted from the repurchase of $321,000 face amount plus $115,000 of accrued and unpaid interest of the

Company's 14-3/4% Senior Subordinated Notes net of income tax and deferred financing costs of $10,000 for $64,000 in cash. The 1993 net loss of $15,644,000 was primarily attributable to the significant reduction in medical services revenues, the write-down of intangible CuraCare assets and interest on the Subordinated Notes.


LIQUIDITY AND CAPITAL RESOURCES

          The Company had cash and cash equivalents of $452,000 at December 31, 1995 compared to $1,225,000 at December 31, 1994. The Company's cash position decreased in 1995 because the Company's cash flow was insufficient to meet its debt and capital lease obligations.

          On May 17, 1995, the Company repurchased for cash and securities approximately 96% of its outstanding Subordinated Notes (the"Notes Repurchase"). The Notes Repurchase, together with the December 1994 Lease Restructuring (as defined below) and the availability of up to $8,000,000 of new debt financing, concluded a broad restructuring of the Company's obligations.

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

          The Company engaged in restructuring negotiations with its creditors following the actions referred to in the immediately preceding paragraph. As a result of these negotiations, the Company restructured certain of its outstanding obligations as described below.

1. Secured Credit Facility. The Company's Revolving Credit Facility was repaid in full and terminated on February 28, 1995 with a portion of the proceeds of the sale of eight Respiratory Therapy contracts. A new Revolving Credit Facility (THE "New Revolver") was entered into in May 1995 in connection with the Notes Repurchase. (See "Liquidity and Capital Resources - Subordinated Notes.")

2. Equipment Leases. On December 30, 1994, the leases covering substantially all of the Company's medical equipment were modified to extend the lease terms and to reduce scheduled lease payments (the "Lease Restructuring"). During 1994, the Company made monthly aggregate payments based on the estimated restructured lease payments. In addition, certain accrued and unpaid lease and service payments were converted into promissory notes in favor of General Electric Company in the principal amounts of approximately $2,000,000 and $500,000, respectively (the "GE Notes"). As amended, the GE Notes bear interest at an annual rate of 5% and 10.5%, respectively, payable in arrears, and will mature in February 2002 and on January 1, 2000, respectively. After November 1995, the principal balance of the $2 million GE Note amortizes in 75 equal monthly installments until maturity. The GE Notes are secured by a lien on the accounts receivable of CuraCare and AS-C and a lien on two CT units and one ultrasound unit.

          On December 29, 1995 and March 1, 1996, The Company further restructured certain of its medical equipment leases and the GE Notes to extend the terms of the leases for periods of up to an additional 26 months, to defer certain monthly lease payments and to defer certain installment payments on the GE Notes in the beginning of 1996. This further restructuring results in payment reductions of approximately $1,200,000 for the Company in 1996.

          In connection with the issuance of the GE Notes, the Company issued warrants to purchase an aggregate of 225,000 Common Shares for $0.01 per share to General Electric Company, (the "GE Warrants"). Effective March 5, 1996, 97,853 of the GE Warrants were exercised to purchase 97,853 Common Shares.

3. Subordinated Notes. On May 12, 1995, in lieu of a previously negotiated restructuring that would have resulted in the exchange of approximately 96% of the Subordinated Notes for new Common Shares that would have represented approximately 89.4% of the Company's Common Equity, the Company agreed to repurchase such Subordinated Notes (including accrued and unpaid interest) for a combination of cash and equity securities equal to approximately 25% of the Company's fully diluted shares. On May 17, 1995, the Company completed the Notes Repurchase. After giving effect to certain subsequent adjustments, these holders received $3,892,681 in cash, plus a total of 1,193,000 Common Shares (equal to approximately 20% of Ashs's then fully diluted Common Shares), and Warrants for an additional 314,000 Common Shares (equal to approximately 5% of the then fully diluted Common Shares). The Warrants are immediately exercisable at $0.75 per share.

          The restructuring results in annual interest savings related to the Subordinated Notes of approximately $2,890,000. After the restructuring there remain outstanding approximately $773,000 principal amount of Subordinated Notes that mature in October 1996 with required annual interest payments of $125,000. The Company paid accrued and unpaid interest through April 15, 1995, of approximately $460,000 to holders of Subordinated Notes that were not purchased on May 17, 1995. The subsequent semi-annual interest payment due October 15, 1995, was paid timely by the Company.

          The Notes Repurchase was completed with the proceeds of a new term loan, the New Revolver and the Gamma Knife Loan (as defined below). The "Term Loan" is a 48-month level amortizing loan of $2,500,000 at an annual interest rate of 15%. The Term Loan is secured by various unencumbered equipment and inventory and certain accounts receivable of AS-C and CuraCare and is guaranteed by Dr. Bates and Ashs. The proceeds of the Term Loan and New Revolver were used to repurchase the Subordinated Notes, refinance certain equipment and provide working capital. As of January 31, 1996, the Lender under the New Revolver was replaced by an affiliate under substantially identical terms. The New Revolver is a two year, $4,000,000 interest only Revolving Credit Facility at the Bank of America Prime Lending Rate plus 5%. The New Revolver is secured by AS-C's and CuraCare's accounts receivable, certain equipment, inventory and general intangibles, is guaranteed by Dr. Bates and Ashs, and had a balance of $3,446,000 as of February 29, 1996. The Company had additional borrowing capacity under the New Revolver, based on its eligible accounts receivable valuation, of $554,000 at February 29, 1996. The "Gamma Knife Loan" is an 18-month level amortizing loan of $1,500,000 at an annual interest rate of 10.5%. The proceeds were utilized to refinance the Company's Gamma Knife and provide additional working capital. The payments on this loan were restructured in September 1995 from $90,431 per month to $40,203 per month, effective September 17, 1995, and to extend the loan term until September 17, 1998.

          At the Company's Annual Shareholder Meeting held on October 6, 1995, the Company's Shareholders approved the issuance of an option for additional common shares to Dr. Bates as further consideration for his continued service to the Company and his personal guarantee of $6,500,000 of the Company's new credit facilities. As a result of this issuance, Dr. Bates held approximately 46% of the Company's then fully diluted outstanding shares and the Selling Securityholders received additional Common Shares and Warrants to maintain their respective fully diluted ownership of the Common Shares.

          The various restructuring transactions described above cured all of the Company's outstanding defaults relating to its debt and lease obligations. The Company nevertheless remains highly leveraged and has significant cash payment requirements under its equipment leases and credit facilities. Scheduled Cash Equipment Capital Lease Payments and Operating Lease Payments during the 12 months ending December 31, 1996 are $8,313,000 and $834,000, respectively, with related maintenance commitments of approximately $1,847,000. Scheduled interest and principal payments under the Company's other debt obligations during such period are approximately $4,824,000. In order to generate sufficient cash to satisfy these obligations as they become due, the Company's management will do the following: (i) continue to implement its program of expense reductions; (ii) identify and sell non-essential assets; (iii) negotiate favorable concessions from major creditors; (iv) enhance revenues by increasing customer contracts and equipment utilization; and (v) offer to exchange equity in the Company for interest bearing debt. There can be no assurance that these measures will generate sufficient cash to enable the Company to meet its scheduled obligations. Any inability of the Company to meet its obligations when due would result in a default which could permit the relevant obligor to accelerate the obligation and seek other remedies including seizure of the Company's medical imaging equipment. In such event, the Company would be forced to seek a liquidation under Chapter 7 or a reorganization under Chapter 11 of the United States Bankruptcy Code.


IMPACT OF INFLATION AND CHANGING PRICES

          The Company does not believe inflation has had a significant impact on operations, because most of its customer contracts include a cost of living price adjustment provision, which the Company believes will be sufficient to offset the impact of any future inflation on the Company's costs of operation.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          See the Index to Consolidated Financial Statements and Financial Statement Schedules included at page A-1 of this report.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          DISCLOSURE

      Not Applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


THE BOARD OF DIRECTORS

   The following provides current information concerning those persons who serve on the Company's Board of Directors.

   Ernest A. Bates, M.D. has been a director, the chairman of the Board and chief executive officer of the Company since it was incorporated in 1983. He founded the Company's Predecessor Limited Partnership in 1980. Dr. Bates is 59 years old.

   Willie R. Barnes has been a director and corporate secretary of the Company since 1984. He has been a partner in the Law Firm of Musick Peeler & Garrett since June 1992, was in solo practice from February 1992 until June 1992, was a partner in the law firm of Katten Muchin Zavis & Weitzman from March 1991 until January 1992, was a partner in the law firm of Wyman Bautzer Kuchel & Silbert from April 1989 until its dissolution effective March 14, 1991, and was a partner in the law firm of Manatt Phelps Rothenberg & Phillips from April 1979 until March 1989. He also is a director of Franchise Finance Corporation of America. Mr. Barnes is 64 years old.

   Matthew Hills became a director of the Company effective February 16, 1996 and has been the chief planning officer for the Berkshire Group, a healthcare and financial services company, since 1993. From 1990 to 1993, Mr. Hills was a manager and consultant at the Lek Partnership. Prior to joining Lek, Mr. Hills was an Associate in the Corporate Finance Department at Drexel Burnham Lambert from 1987 to 1990. Mr. Hills graduated from Brandeis University in 1981 and from Harvard Business School in 1987 and is 36 years old. Mr. Hills was nominated to serve on the Board of Directors by certain shareholders who were participants in The Notes Repurchase.

   John F. Ruffle was elected a director of the Company on May 18, 1995. He retired in 1993 as Vice-Chairman of the Board of J.P. Morgan & Co. Incorporated and from the Board of Directors of Morgan Guaranty Trust Co. New York. He also is a director of Bethlehem Steel Corporation; a director of J.P.M. Advisor Funds; a director of Trident Corp.; and a Trustee of the Johns Hopkins University. He is a graduate of the Johns Hopkins University, with an M.B.A. in Finance from Rutgers University, and is a Certified Public Accountant. Mr. Ruffle is 59 years old.

   Stanley S. Trotman, Jr., became a director of the Company effective February 16, 1996. He has been a managing director with the Health Care Group of Painewebber, an investment banking firm, since 1995 following the consolidation of Kidder, Peabody, also an investment banking firm, with Painewebber, and had previously co-directed Kidder, Peabody's Health Care Group since April 1990. formerly he had been head of the Health Care Group at Drexel Burnham Lambert, Inc. where he had been employed for approximately

22 years. He received his undergraduate degree from Yale University in 1965 and holds an M.B.A from Columbia Business School in 1967. Mr. Trotman is 52 years old.

   Augustus A. White Iii, M.D. has been a director of the Company since 1990. He has been a professor of orthopaedic surgery at Harvard Medical School since 1978. He was Orthopaedic Surgeon-In-Chief at Beth Israel Hospital, Boston, MA., from 1978 to 1991. He is a director of Orthologic Corporation. Dr. White is 58 years old.

   Charles B. Wilson, M.D. has most recently been a director of the Company since june 1993. He also was a director of the Company from March 1984 until March 1989. He has been a professor and director of the Brain Tumor Research Foundation at the University of California Medical Center, San Francisco, since 1968, and from 1968 until April 1, 1994 and March 8, 1996 to present, has held the position of chief of its Department of Neurosurgery. Dr. Wilson is 66 years old.


EXECUTIVE OFFICERS

   The following table provides current information concerning those persons who serve as executive officers of the Company. The executive officers were appointed by the Board of Directors and serve at the discretion of the Board of Directors.


NAME                        AGE     POSITION
- -----------------------    -----    ------------------------------------------

Ernest A. Bates, M.D.        59     Chairman of the Board of Directors, Chief
                                    Executive Officer and Acting President and
                                    Chief Operating Officer

James A. Gordin              45     Acting Chief Financial Officer

Craig K. Tagawa              42     Senior Vice President

Richard Magary               55     Senior Vice President - Administration,
                                    Assistant Secretary

Gregory Pape                 39     Senior Vice President - Sales and Marketing

David Neally                 43     Senior Vice President - Operations

- -----------------------

   Ernest A. Bates, M.D., founder of the Company, has served in the positions listed above since the incorporation of the Company, except for the periods May 1, 1991 through November 6, 1992 and February 1989 through August 1989, during which time Dr. Bates did not serve in the capacity of President and Chief Operating Officer. Dr. Bates is a graduate of the Johns Hopkins University and the University of Rochester. He is currently an Assistant Clinical Professor of Neurosurgery at the University of California Medical Center at San Francisco, and a member of the Board of Trustees of the Johns Hopkins University and the University of Rochester.

   James A. Gordin has served as vice president and Acting Chief Financial Officer of the Company since November 1, 1995. From October 1987 through October 1995, he was Vice President-Finance of the Company. From June 1985 through September 1987, Mr. Gordin was Vice President and Chief Financial Officer of Curacare, Inc., then a wholly-owned subsidiary of National Medical Enterprises, Inc. (now Tenet Healthcare Corporation), an owner and operator of hospitals and other healthcare businesses. Mr. Gordin joined Curacare, Inc. in September 1983, as controller. He is a graduate of California State University - Stanislaus, and is a certified public accountant.

   Craig K. Tagawa served as Chief Financial Officer from January 1992 through October 1995. Previously a Vice President in such capacity, Mr. Tagawa became a Senior Vice President on February 28, 1993. He is also the Chief Executive Officer of GK Financing, LLC. from September 1988 through January 1992, Mr. Tagawa served in various positions with the Company. From 1982 through August 1988, Mr. Tagawa served as Vice President of Finance and Controller of Medical Ambulatory Care, Inc., the Dialysis Division of National Medical Enterprises, Inc. (now Tenet Healthcare Corporation), an owner and operator of hospitals and other health care businesses. Mr. Tagawa received his undergraduate degree from the University of California at Berkeley and his M.B.A. from Cornell University.

 Richard Magary has served as Senior Vice President Administration since February 28, 1993 and Assistant Secretary since 1985. From April 1987 through February 1993, Mr. Magary served as a Vice President in the same capacity. From 1982 through March 1987, he served as Chief Financial Officer of the Company and its predecessor. Mr. Magary is a graduate of the University of San Francisco.

   Gregory Pape has served as Senior Vice President - Sales and Marketing since June 1994. From January 1993 through June 1994, Mr. Pape was a Zone Vice President - Sales and Marketing for the Company. Mr. Pape served in the capacity of Regional Sales Manager for the Company for the period from March 1991 through January 1993. From September 1989 through February 1991, Mr. Pape was a Regional Sales Manager for Medical Imaging Corporation of America, Inc. Mr. Pape earned his undergraduate degree at the University of Miami, with postgraduate work in law at the University of Dayton, Ohio.


   David Neally has served as Senior Vice President - Operations since May 1994. From January 1993 through May 1994, Mr. Neally was a Zone Vice President for Operations. Prior to January 1993, Mr. Neally had served in a variety of sales and operations positions since joining Curacare in 1980. Mr. Neally received his undergraduate degree from John Wood College in Quincy, Illinois and is also a graduate of St. Mary's School of Cardiopulmonary Technology in Quincy, iIlinois.


COMPLIANCE WITH SECTION 16(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934

      Reports filed under the Exchange Act and received by the Company on or after January 1, 1995, indicate that during 1995 Executive Officers of the Company did not file timely reports as follows: James R. Brock, David Neally and Gregory Pape each did not file an initial statement of beneficial ownership of securities within the required period following such person's appointment as an executive officer of the Company. Each such person filed the required report in June 1995. John F. Ruffle did not file an initial statement of beneficial ownership of securities within the required period following his appointment as a director of the Company. He filed the required report on June 20, 1995. James
R. Brock did not file a statement of changes of beneficial ownership of securities for a sale of common shares occurring in September 1995 within the required period following the transaction. He filed the required report on October 16, 1995. Augustus A. White, M.D., did not file a statement of changes of beneficial ownership of securities for a purchase of common shares occurring in October 1995 within the required period following the transaction. The report was filed on March 28, 1996. Ernest A. Bates, M.D. did not file a statement of changes in beneficial ownership for the 184,000 common shares issued to him in May 1995. He filed the required report on November 10, 1995 with a statement of beneficial changes of ownership for the option for 1,495,000 common shares issued to him in October 1995.


ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

      During 1994 and 1995, non-employee directors were scheduled to receive an annual retainer fee of $5,000 each. The non-employee directors agreed to defer payment of the retainer fees during 1994 and 1995 to assist the Company with its cash flow. The 1994 retainer fees were paid in February 1995. The board has approved the election by any director to receive a portion of his 1995 and 1996 retainer fees in common shares in an amount approximately equalling such fees otherwise payable in cash. Non-employee directors also are entitled to receive $1,000 for attendance in person at each regular and special meeting of the board of directors. In additional, non-employee directors who were members of a committee of the Board of Directors were entitled to receive $200 for attendance in person at each committee meeting. Non-employee directors are not entitled to any fee for Board of Directors or committee meetings held by conference telephone at which they are not present in person. Of the four board meetings held during 1995, one was a regular meeting which directors attended in person, and three were special meetings which were held by conference telephone. Non-employee directors also received reimbursement of expenses incurred in attending meetings. No payment is made for attendance at meetings by any director who is an employee of the Company. The director fee amounts for 1996 will not change from 1994 and 1995 schedules.


COMPENSATION OF EXECUTIVE OFFICERS

      The following table sets forth the compensation paid by the Company for the fiscal years ending December 31, 1993, December 31, 1994 and December 31, 1995 and paid in those years for services rendered in all capacities during 1993, 1994 and 1995, respectively, to the chief executive officer and each executive officer other than the chief executive officer who served as an executive officer at December 31, 1995 and earned cash compensation of $100,000 or more during 1995.

                           SUMMARY COMPENSATION TABLE


                                                                                                     LONG TERM
                                                                                                   COMPENSATION
                                                                                                     AWARDS(4)
                                                                ANNUAL COMPENSATION                ------------
                                                                                                     SECURITIES
NAME AND PRINCIPAL                                                              OTHER ANNUAL         UNDERLYING
POSITION                                YEAR       SALARY (3)        BONUS     COMPENSATION(2)        OPTIONS
- --------------------------              ----       ----------        -----     ----------------    ------------
ERNEST A. BATES (3)                     1995        $223,253           ---           ---              1,495,000
    CHAIRMAN OF THE BOARD,              1994        $225,218           ---           ---                    ---
    CHIEF EXECUTIVE OFFICER             1993        $235,010           ---           ---                    ---

CRAIG K. TAGAWA (3)                     1995        $129,328       $26,003           ---                 90,000
    SENIOR VICE PRESIDENT               1994        $119,426           ---           ---                    ---
                                        1993        $122,237           ---           ---                    ---
DAVID NEALLY                            1995        $ 99,161       $48,076           ---                 45,000
    SENIOR VICE PRESIDENT               1994        $ 92,827       $17,322           ---                    ---
    OPERATIONS                          1993        $ 73,692       $ 5,137           ---                  8,250

GREGORY PAPE                            1995        $265,745           ---           ---                 45,000
    SENIOR VICE PRESIDENT               1994        $238,186           ---           ---                    ---
    SALES AND MARKETING                 1993        $196,177           ---           ---                 20,000

RICHARD MAGARY (3)                      1995        $ 99,780        $9,927           ---                 45,000
    SENIOR VICE PRESIDENT               1994        $ 99,822           ---           ---                    ---
    ADMINISTRATION                      1993        $104,701           ---           ---                    ---

- --------------------

(1) Each amount under this column includes amounts accrued in 1993, 1994 and 1995 that would have been paid to such persons in such years, except that such amounts were instead deferred pursuant to the retirement plan for employees of American Shared Hospital Services and Curacare, a defined contribution plan and ASHS' flexible benefit plan, a defined contribution plan. Both plans are available to employees of the Company generally.

(2) The Company has determined that, with respect to the executive officers named in the summary compensation table, the aggregate amount of other benefits does not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported in the summary compensation table as paid to such executive officer in the relevant year.

(3) The lower salary in 1994 compared with 1993 reflects a 5% salary reduction, effective February 6, 1994.

(4) No restricted stock awards or long-term incentive plan payouts were made to the executive officers named in the Summary Compensation Table during the years listed in the Summary Compensation Table.

OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth stock options granted in 1995 to each of the Company's executive officers named in the Summary Compensation Table. The table also sets forth the hypothetical gains that would exist for the options at the end of their ten-year terms, assuming compounded rates of stock appreciation of 5% and 10%. The actual future value of the options will depend on the market value of the Company's common stock.



                                                                                                POTENTIAL REALIZABLE VALUE AT
                                                                                                    ASSUMED ANNUAL RATES
                                                                                                 OF STOCK PRICE APPRECIATION
                                      INDIVIDUAL GRANTS                                                FOR OPTION TERM(1)
                         -------------------------------------------------------------      ---------------------------------------

                                       PERCENT OF
                                         TOTAL
                                       OPTIONS           EXERCISE OR
                                       GRANTED TO        BASE PRICE
                                                         -----------
                                       EMPLOYEES           MARKET
                           OPTIONS     IN FISCAL          PRICE ON         EXPIRATION
NAME                       GRANTED     YEAR 1995         GRANT DATE           DATE            0%            5%            10%
- ---------------------    ---------     ---------        ------------       ----------     ----------   ----------    ---------
ERNEST A. BATES, M.D.    1,495,000       86.4%          $0.01/SHARE         8/15/05       $2,414,425   $3,946,800    $6,279,000
                                                        -----------
                                                          $1.625

CRAIG K. TAGAWA             90,000        5.2%          $1.625/SHARE        8/15/05          ---       $   92,250    $  232,650
                                                        ------------
                                                            (2)

DAVID NEALLY                45,000        2.6%          $1.625/SHARE        8/15/05          ---       $   46,125    $  116,325
                                                        ------------
                                                            (2)

GREGORY PAPE                45,000        2.6%          $1.625/SHARE        8/15/05          ---       $   46,125    $  116,325
                                                        ------------
                                                            (2)

RICHARD MAGARY              45,000        2.6%          $1.625/SHARE        8/15/05          ---       $   46,125    $  116,325
                                                        ------------
                                                            (2)


(1) These amounts, based on assumed annually compounded appreciation rates of 0%, 5% and 10% as prescribed by Securities and Exchange Commission rules, are not intended to forecast possible future appreciation, if any, of the Company's stock price. The Company did not use an alternative formula for a grant date valuation of the options as it is not aware of any formula which will determine with reasonable accuracy a present value based on future unknown or volatile factors.

(2) All such options were granted pursuant to the Company's 1995 stock option plan and have an exercise price equal to the market price of a share of the Company's common stock on the AMEX on the respective grant date.

LONG-TERM INCENTIVE PLAN AWARDS IN LAST FISCAL YEAR

          The "long-term incentive plan awards" ("LTIP awards") table has been omitted because no LTIP awards made during 1995 to the Company's executive officers named in the Summary Compensation Table.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

          The following table sets forth the number of shares acquired on exercise of stock options and the aggregate gains realized upon exercise of such options during 1995, by the Company's executive officers named in the Summary Compensation Table. The following table also sets forth the number of shares underlying exercisable and unexercisable options held by such executive officers on December 31, 1995.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES



                                                            NUMBER OF SECURITIES
                                                           UNDERLYING UNEXERCISED              VALUE OF UNEXERCISED
                                                                 OPTIONS                       IN-THE-MONEY OPTIONS
                                                            AT FISCAL YEAR-END                 AT FISCAL YEAR-END($)
                                                       ------------------------------    --------------------------------
                             SHARES
                           ACQUIRED ON       VALUE
NAME                         EXERCISE    REALIZED($)   EXERCISABLE        UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
- --------------------       -----------   ----------    -----------        -------------     ------------    -------------
ERNEST A. BATES, M.D.          ---           ---         1,495,000             ---          $1,947,238(2)         ---

CRAIG K. TAGAWA                ---           ---           125,000             ---               (1)              ---

DAVID NEALLY                   ---           ---            50,050           4,950               (1)              (1)

GREGORY PAPE                   ---           ---            53,000          12,000               (1)              (1)

RICHARD MAGARY                 ---           ---            60,000             ---               (1)              ---






(1) The table does not include the aggregate gains that would have been realized had those options been exercised on December 31, 1995, because the option exercise price for each option exceeded the market price per common share on such date.

(2) This amount is calculated by multiplying the number of common shares underlying the options at December 31, 1995 by the market price per common share on such date less the option exercise price.

STOCK OPTION PLANS

          On August 15, 1995, the Board of Directors approved the Company's 1995 stock option plan (the "1995 Plan") providing for non-qualified stock options and "Incentive Stock Options," subject to approval by the Company's shareholders. At the 1995 Annual Meeting held on October 6, 1995, the shareholders approved the 1995 Plan. Under the 1995 plan, 330,000 common shares have been reserved for awards to officers and other key employees, non-employee directors and advisors subject to adjustment in the event of a stock split, stock dividend, recapitalization, reorganization, merger or other similar event or change in capitalization. Approximately six employees, one advisor, and five non-employee directors currently participate in the 1995 Plan. Any person beneficially owning more than 15% of the outstanding common shares will not be eligible to participate in the 1995 Plan.

          The 1995 Plan is administered by the stock option committee of the Board of Directors (the "Committee") which determines when options become exercisable, provided that no option shall be exercisable later than ten years after its date of grant. Options may be exercised during the lifetime of the optionee only by such optionee and are not transferable other than by optionee's will or by the laws of descent or distribution or pursuant to beneficiary designation procedures specified in the 1995 Plan.

          Upon shareholder approval, the 1995 Plan became effective as of August 15, 1995, and will terminate ten years thereafter, unless terminated earlier by the Board of Directors. The Board of Directors may amend the 1995 Plan at any time except that, without the approval of the shareholders of the Company, no amendment may, among other things, (i) increase the number of common shares available under the 1995 Plan, (ii) reduce the minimum purchase price of a common share subject to an option or (iii) extend the term of the 1995 Plan.

          Non-qualified Stock Options.   On August 15, 1995, the Committee
granted 243,500 non-qualified options to certain officers of the Company and other eligible persons, subject to approval of the 1995 Plan by the Company's shareholders. See "Security Ownership of Certain Beneficial Owners and Management." Each such option had an initial exercise price of $1.625 per common share, which was the closing price of the common shares on the AMEX on the date of grant, and vested immediately. The exercise price of all non-qualified stock options must be no less than 25% of the fair market value of the common shares on the date of the grant. Non-qualified options to purchase 4,000 common shares are also granted automatically to non-employee directors (up to an aggregate of 12,000 options granted to each non-employee director under any plan of the Company) on the date of each annual meeting of shareholders of the Company and, on the date a person first becomes a non-employee director, such non-employee director will be granted a number of options pro-rated for the period of time until the next annual meeting of shareholders. Such options will be fully exercisable one year after their date of grant with special provisions for death and termination for disability and will expire ten years after the date of grant.

          At its meeting on August 15, 1995, the Committee amended the terms of substantially all options outstanding under the Company's 1984 Stock Option Plan (covering an aggregate of approximately 165,000 common shares) to reduce the initial exercise price to $1.625 per common share, which was the closing price of common shares on the AMEX on such date.

          In the event of certain change of control events or the approval by shareholders of a reorganization, merger or consolidation (unless the Company's shareholders receive 60% or more of the stock of the surviving company) or the approval by shareholders of a liquidation, dissolution or sale of all or substantially all of the Company's assets, all awards will become fully vested and be "cashed-out" by the Company except, in the case of a merger or similar transaction in which the shareholders receive publicly traded common stock, all outstanding options will become exercisable in full, and each option will represent a right to acquire the appropriate number of shares of common stock received in the merger or similar transaction. Special provisions regarding exercise exist in the event of death or termination for disability.

          Incentive Stock Options. No incentive stock option will be exercisable more than ten years after its date of grant, unless the recipient of the incentive stock option owns greater than ten percent of the voting power of all shares of capital stock of the Company (a "ten percent holder"), in which case the option must be exercised within five years after its date of grant. The option exercise price of an incentive stock option will not be less than the fair market value of the common shares on the date of grant of such option, unless the recipient of the incentive stock option is a ten percent holder, in which case the option exercise price will be 110% of fair market value. Special provisions regarding exercise exist in the event of death or termination for disability.


1995 STOCK OPTION PLAN TABLE

         The following table sets forth (i) the number of common shares underlying options that were granted to the chairman and chief executive officer and each executive officer named in the summary compensation table under the 1995 Plan, all executive officers as a group and to all persons (other than non-employee directors and executive officers) eligible to receive awards under the 1995 Plan and the value of such common shares at August 15, 1995, and (ii) the number of common shares underlying options granted to non-employee directors at the 1995 Annual Meeting on October 6, 1995.




                                                  NUMBER OF
                                                COMMON SHARES        DOLLAR
                                                 UNDERLYING        VALUE(S) (5)
  NAME AND POSITION                                OPTIONS             ($)
  -----------------                             -------------      -----------

Ernest A. Bates, M.D.......................              0               $0
  Chief Executive Officer

Craig K. T Gawa............................        90,000 (1)       146,250
Senior Vice President

David Neally...............................        45,000 (1)        73,125
Senior Vice President -
  Operations

Gregory Pape...............................        45,000 (1)        73,125
Senior Vice President -
  Sales and Marketing

Richard Magary.............................        45,000 (1)        73,125
Senior Vice President-
       Administration

Executive Group............................       225,000 (2)       365,625

Non-Executive Officer Group................        18,500 (3)        30,063

Non-Executive Director Group...............
  (3 persons)                                      12,000 (4)       $19,500




(1) Represents options granted on August 15, 1995, subject to Shareholder approval of the 1995 Plan, at an exercise price equal to $1.625, which was the closing price of the Common Shares on the AMEX on such date.

(2) Comprises four individuals who were granted options on August 15, 1995, subject to Shareholder approval of the 1995 Plan, at an exercise price equal to $1.625, which was the closing price of the Common Shares on the AMEX on such date.

(3) Comprises three individuals who were granted options on August 15, 1995, subject to Shareholder approval of the 1995 Plan, at an exercise price equal to $1.625, which was the closing price of the Common Shares on the AMEX on such date.

(4) The option exercise price per share would be the closing sale price of the Common Shares on the AMEX on the date of grant. Each option will be fully exercisable one year after the date of grant and will expire ten years after the date of grant.

(5) Dollar value of options granted is calculated as the number of Common Shares underlying the options multiplied by the closing sale price of the Common Shares on the AMEX on the date of the grant. The taxable benefit received by each grantee upon exercise of the options will consist of any increase in the price of the Common Shares on the AMEX on the date of exercise from the closing price on the date of grant.

          In addition, the Board of Directors and the Company's shareholders have approved the terms of a Non-Qualified Stock Option Agreement between the Company and Dr. Bates. Pursuant to this Agreement, Dr. Bates may purchase, at any time prior to August 15, 2005, up to 1,495,000 Common Shares at an initial exercise price of $0.01 per share.


EMPLOYMENT AGREEMENTS

          The Company had no employment contracts with its Directors or Executive Officers named in the Summary Compensation Table in 1995.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN
                  BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth certain information regarding the beneficial ownership of the Company's Common Shares as of March 5, 1996, of (i) each person known to the Company to own beneficially 5% or more of the Common Shares, (ii) each Director of the Company, (iii) the Chief Executive Officer and each other Executive Officer named in the Summary Compensation Table, and (iv) all Directors and Executive Officers as a group.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



                                           COMMON SHARES OWNED BENEFICIALLY
                                       ----------------------------------------
                                       AMOUNT AND NATURE OF
 NAME AND ADDRESS OF BENEFICIAL        BENEFICIAL OWNERSHIP    PERCENT OF CLASS
          OWNER                                 (5)                   (10)
- ------------------------------         --------------------    ----------------
Total Number of Shares                         6,662,101(6)          100.0%
Ernest A. Bates, M.D. (1)                      2,666,000(7)           45.7%
SunAmerica Inc.(2)                               128,066(2)            2.9%

SunAmerica Life Insurance                        277,473(2)            6.3%
Company(2)

Anchor National Life                             406,819               9.2%
Insurance
  Company(2)

Lion Advisors, L.P.                              384,195(8)            8.7%
  1301 Avenue of the
Americas
  New York, NY  10019

AIF II, L.P.                                     170,752(8)            3.9%
  c/o Apollo Advisors, L.P.
  1999 Avenue of the Stars
  Los Angeles, CA 90071

General Electric Company                         225,000(9)            5.0%
  c/o GE Medical Systems
  20825 Swenson Drive
  Waukesha, WI  53186

Willie R. Barnes (1)                               3,000(7)             *
Matthew Hills(1)(3)                                   --               --
John F. Ruffle (1)(4)                             21,200                *
Stanley S. Trotman, Jr.                               --               --
(1)(3)

Augustus A. White, III, M.D.                      15,000(7)             *

(1)

Charles B. Wilson, M.D. (1)                        4,800(7)             *

Craig K. Tagawa (1)                              127,600(7)            2.9%
  Senior Vice President

David Neally (1)                                  52,800(7)            1.2%
  Senior Vice President-
Operations

Richard Magary (1)                                73,300(7)            1.7%
  Senior Vice President-
Administration

Gregory Pape (1)                                  57,500(7)            1.3%
  Senior Vice President-
   Sales and Marketing

All Directors & Executive                      3,054,300(7)           49.4%
Officers as a
  Group (12 persons)

- --------------
 *        LESS THAN 1%

(1) The address of each such individual is c/o American Shared Hospital Services, Four Embarcadero Center, Suite 3620, San Francisco, California 94111-4155.

(2) Based on information contained in the Schedule 13d dated May 17, 1995, as amended November 13, 1995, and March 11, 1996 and filed with the Securities and Exchange Commission by SunAmerica Inc. and its direct and indirect subsidiaries, SunAmerica Life Insurance Company (formerly known as Sun Life Insurance Company of America) and Anchor National Life Insurance Company, such entities then owned beneficially 557,923 common shares, including immediately exercisable warrants to acquire 116,436 common shares. As of October 6, 1995, such entities were issued an additional 201,607 common shares and 52,828 warrants. The address of each beneficial owner is c/o SunAmerica, Inc., 1 SunAmerica Center, Los Angeles, CA 90067.

(3) Mr. Hills and Mr. Trotman were elected to the Board of Directors effective February 16, 1996.

(4)      Mr. Ruffle was elected to the Board of Directors effective May 18,
         1995.

(5) Each person directly or indirectly has sole voting and investment power with respect to the shares listed under this column as being owned by such person.

(6) Represents the aggregate of issued and outstanding common shares plus common shares that all persons or groups of persons are entitled to acquire upon the exercise of options or warrants within 60 days after March 5, 1996.

(7) Includes shares underlying options that are currently exercisable or which will become exercisable within 60 days following March 5, 1996:
         Dr. Bates, 1,495,000; Mr. Barnes, 2,000 shares; Dr. White, 12,000 shares; Dr. Wilson, 4,800 shares; Mr. Tagawa, 125,000 shares; Mr. Neally, 51,700 shares; Mr. Magary, 60,000 shares; Mr. Pape, 57,000 shares; and directors and executive officers as a group, 1,838,500 shares.

(8) Based on information contained in the Schedule 13d dated May 17, 1995, as amended November 13, 1995 and November 27, 1995, and filed jointly with the Securities and Exchange Commission by Lion Advisors, L.P. ("Lion") and AIF II, L.P. ("AIF II"), such entities then owned beneficially 381,135 common shares, including immediately exercisable warrants to acquire 79,541 common shares. As of March 5, 1996, such entities were issued an additional 137,724 common shares and warrants to acquire 36,088 common shares. The managing general partner of AIF II is Apollo Advisors, L.P. ("Advisors"). Advisors and Lion are affiliates. Lion beneficially holds the indicated securities for an investment account under management over which Lion has investment, dispositive and voting power. The Company does not believe that Lion and AIF II are affiliates of the Company under the Act.

(9) Represents immediately exercisable warrants to acquire 127,147 common shares and 97,853 common shares acquired upon exercise of warrants effective March 5, 1996.

(10) Shares that any person or group of persons is entitled to acquire upon the exercise of options or warrants within 60 days after March 5, 1996, are treated as issued and outstanding for the purpose of computing the percent of the class owned by such person or group of persons but not for

         The Purpose of Computing the Percent of the Class Owned By Any Other Person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          On April 6, 1994, the Company entered into settlement agreements with each of Elekta Instruments, Inc. ("Elekta"), the manufacturer of the Gamma Knife, and NME Hospitals, Inc., d/b/a USC University Hospital ("USC Hospital"), the lessor of a Gamma Knife, to resolve disputes arising out of the Company's inability to make a required progress payment under the agreement to purchase such Gamma Knife. The settlement agreements required that the Company terminate its original agreement to purchase the Gamma Knife from Elekta and to lease the Gamma Knife to USC Hospital. Further conditions to execution of the settlement agreements included that Dr. Bates, the Company's Chairman and Chief Executive Officer, enter into a purchase agreement and lease agreement with Elekta and USC Hospital, respectively, substantially identical to the respective terminated agreements.

          Pursuant to the new purchase agreement, Dr. Bates was entitled to purchase the Gamma Knife from Elekta for an aggregate purchase price of $2,900,000 plus sales tax. Dr. Bates obtained financing for the Gamma Knife purchase from an unaffiliated third party. Dr. Bates' lender has financed the total purchase price, less $290,000 advanced by the Company, pursuant to an interest bearing installment note and security agreement. The Company has advanced $290,000 of the purchase price, to be repaid by Dr. Bates over the term of the new lease agreement, pursuant to a promissory note bearing interest at 6% per annum and repayable over 60 months.

          The Company and Dr. Bates entered into an option agreement entitling the Company to purchase the Gamma Knife from Dr. Bates for an amount equal to the remaining debt obligations associated with the Gamma Knife plus costs and losses, if any, incurred by the Chief Executive Officer. This option was assigned to GKF and exercised on February 3, 1996. In connection with the exercise of the option by GKF, the interest bearing installment note was cancelled.

          On October 6, 1995, the Company entered into the Option Agreement with its Chairman and Chief Executive Officer. Under the Option Agreement, Dr. Bates was granted a ten-year option to purchase 1,495,000 Common Shares for an initial exercise price of $0.01 per share. In addition, on May 17, 1995, as part of the Notes Repurchase, the Company issued 184,000 Common Shares to Dr. Bates in partial consideration of his personal guarantee of $6,500,000 of indebtedness of the Company.

          Willie R. Barnes, the Secretary and a director of the Company, is a partner in the law firm of Musick, Peeler & Garrett. That law firm performed legal services for the Company in 1995. The management of the Company is of the opinion that the fees paid to Mr. Barnes' law firm are comparable to those fees that would have been paid for comparable legal services from a law firm not affiliated with the Company.

                                     PART IV


ITEM     14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a) Financial Statements and Schedules. the following financial statements and schedules are filed with this report.

             Report of Independent Auditors
             Audited Consolidated Financial Statements
             Consolidated Balance Sheets
             Consolidated Statements of Operations
             Consolidated Statements of Stockholders' Equity
                  (net capital deficiency)
             Consolidated Statements of Cash Flows
             Notes to Consolidated Financial Statements
             Financial Statement Schedules
                  Valuation and Qualifying Accounts

             All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

             Consent of Independent Auditors

        (b)  Exhibits. The following exhibits are filed with this report.

Exhibit
Number            Description


3.1       Articles of Incorporation of the Company, as amended. (1)

3.2       By-laws of the Company, as amended. (2)

4.1 Indenture between American Shared Hospital Services and First Interstate Bank of California, as Trustee, dated October 15, 1988, relating to the Senior Subordinated Exchangeable Reset Notes Due 1996.
          (1)

4.2 Indenture between American Shared Hospital Services and First Interstate Bank of California, as Trustee, dated October 15, 1988, relating to the 14-3/4% Senior Subordinated Notes Due 1996. (1)

4.3 Supplemental Indenture No. 1, dated as of October 15, 1989, to the Indenture between American Shared Hospital Services and First Interstate Bank of California, as Trustee, dated October 15, 1988, relating to the Senior Subordinated Exchangeable Reset Notes Due 1996.
          (3)

4.4 Supplemental Indenture No. 2, dated as of May 17, 1995, to the Indenture between American Shared Hospital Services and First Interstate Bank of California, as Trustee, dated October 15, 1988, relating to the Senior Subordinated Exchangeable Reset Notes Due 1996.
          (2)

4.5 Supplemental Indenture No. 1, dated as of May 17, 1995, to the Indenture between American Shared Hospital Services and First Interstate Bank of California, as Trustee, dated October 15, 1988, relating to the 14- 3/4% Senior Subordinated Notes Due 1996. (2)

____________________

     (1) These documents were filed as Exhibits 3.1, 4.1 and 4.2, respectively, to registrant's Registration Statement on Form S-2 (Registration No. 33-23416), which is incorporated herein by this reference.

     (2) These documents were filed as Exhibits 3.2, 4.4 and 4.5, respectively, to registrant's Registration Statement on Form S-1 (Registration No. 33-63721) filed on October 26, 1995, which is incorporated herein by this reference.

     (3) This document was filed as Exhibit 4.3 to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, which is incorporated herein by this reference.

4.6 Form of Common Stock Purchase Warrant held by Selling Noteholders of American Shared Hospital Services. (1)

4.7 Common Stock Purchase Warrant for shares of Common Stock of American Shared Hospital Services held by General Electric Company, acting through GE Medical Systems, dated May 17, 1995. (1)

4.8 Registration Rights Agreement, dated as of May 17, 1995, by and among American Shared Hospital Services, the Holders referred to in the Note Purchase Agreement, dated as of May 12, 1995 and General Electric Company, acting through GE Medical Systems. (1)

4.9 Promissory Note, dated May 17, 1995, by American Shared Hospital Services in favor of General Electric Company in the principal sum of $1,500,000, as amended. (1)

4.10 Promissory Note, dated January 31, 1996, by American Shared-CuraCare and CuraCare, Inc. in favor of DVI Business Credit Receivables Corporation, in the principal sum of $4,000,000. (2)

4.11 Promissory Note, dated May 17, 1995, by American Shared-CuraCare and CuraCare, Inc. in favor of DVI Financial Services Inc. in the principal sum of $2,500,000. (1)

4.12 Security Agreement dated as of May 17, 1995 by and between American Shared Hospital Services and General Electric Company, acting through GE Medical Systems. (1)

____________________

     (1) These documents were filed as Exhibits 4.6, 4.7, 4.8, 4.9, 4.11, and 4.12, respectively, to registrant's Registration Statement on Form S-1 (Registration No. 33-63721) filed on October 26, 1995, which is incorporated herein by this reference.

     (2) This document was filed as Exhibit 4.10 to registrant's Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 33-63721) filed on March 29, 1996, which is incorporated herein by this reference.

4.13 Agreement and Proxy, dated as of May 12, 1995 by Ernest A. Bates, M.D., Accepted and Agreed to by Anchor National Life Insurance Company, Sun Life Insurance Company of America, SunAmerica Inc., AIF II, L.P., Lion Advisors, L.P., Grace Brothers, Ltd., and Upchurch Living Trust U/A/D 12/14/90. (1)

4.14 Assignment and Assumption Agreement, dated as of December 31, 1995, between American Shared Hospital Services (assignor) and American Shared Radiosurgery Services (assignee). (2)

4.15 Assignment and Assumption Agreement, dated as of December 31, 1995, between American Shared Radiosurgery Services (assignor) and GK Financing, LLC (assignee). (2)

4.16 USC University Hospital Option Agreement, dated February 3, 1996, among American Shared Hospital Services, Ernest A. Bates, M.D. and GK Financing, LLC. (2)

4.17 Assignment and Assumption Agreement, dated as of February 1, 1996, among Ernest A. Bates, M.D. (assignor) and GK Financing, LLC (assignee). (2)

4.18 Assignment and Assumption Agreement, effective as of February 3, 1996, among Ernest A. Bates, M.D. (assignor) and GK Financing, LLC (assignee). (2)

4.19 Promissory Note, dated January 1, 1995, by American Shared-CuraCare in favor of General Electric Company, acting through GE Medical Systems, in the principal sum of $2,000,000, as amended. (2)

4.20 Promissory Note, dated December 30, 1994, by American Shared-CuraCare in favor of General Electric Company, in the principal sum of $481,667.81, as amended. (2)

____________________

     (1) This document was filed as Exhibit 4.13 to registrant's Registration Statement on Form S-1 (Registration No. 33-63721) filed on October 26, 1995, which is incorporated herein by this reference.

     (2)  These documents were filed as Exhibits 4.14, 4.15, 4.16, 4.17, 4.18,
          4.19 and 4.20, respectively, to the registrant's Pre-Effective Amendment No. 1 to registrant's Registration Statement on Form S-1 (Registration No. 33-63721) filed on March 29, 1996, which is incorporated herein by this reference.

10.1      The Company's 1984 Stock Option Plan, as amended. (1)

10.2      The Company's 1995 Stock Option Plan. (2)

10.3 Form of Indemnification Agreement between American Shared Hospital Services and members of its Board of Directors. (1)

10.4 Agreement, effective as of November 1, 1994, by and among General Electric Company, acting through GE Medical Systems, and American Shared Hospital Services, and certain of its subsidiaries as amended.
          (3)

10.5 Note Purchase Agreement, dated as of May 12, 1995, by and among Anchor National Life Insurance Company, Sun Life Insurance Company of America, and SunAmerica Inc., AIF II, L.P., Lion Advisors, L.P., Grace Brothers, Ltd. and Upchurch Living Trust U/A/D 12/14/90, American Shared Hospital Services and Ernest A. Bates, M.D. (4)

10.6 Loan and Security Agreement, dated as of January 31, 1996, among American Shared-CuraCare and CuraCare, Inc., American Shared Hospital Services, Ernest A. Bates, M.D. and DVI Business Credit Receivables Corporation. (5)

____________________

     (1) These documents were filed as Exhibits 10.24 and 10.35, respectively, to registrant's Registration Statement on Form S-2 (Registration No. 33-23416), which is incorporated herein by this reference.

     (2) This document was filed as Exhibit A to registrant's Proxy Statement, filed on August 31, 1995, which is incorporated herein by this reference.

     (3) This document was filed as Exhibit 10.49 to registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1994, which is incorporated herein by this reference.

     (4) This document was filed as Exhibit 10.5 to registrant's Registration Statement on Form S-1 (Registration No. 33-63721) filed on October 26, 1995, which is incorporated herein by this reference.

     (5) This document was filed as Exhibit 10.6 to registrant's Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 33-63721) filed on March 29, 1996, which is incorporated herein by this reference.

10.7 Loan and Security Agreement, dated as of May 17, 1995, among American Shared-CuraCare and CuraCare, Inc., American Shared Hospital Services, Ernest A. Bates, M.D. and DVI Financial Services Inc. (1)

10.8 Form of Unconditional Continuing Guaranty of American Shared Hospital Services.(2)

10.9      Form of Unconditional Continuing Guaranty of Ernest A. Bates, M.D. (2)

10.10 Intercreditor Agreement among American Shared Hospital Services, American Shared-CuraCare, DVI Financial Services Inc. and DVI Business Credit Receivables Corporation and General Electric Company, acting through GE Medical Systems, dated as of January 31, 1996. (2)

10.11     Ernest A. Bates Stock Option Agreement dated as of August 15, 1995.
          (3)

10.12     Operating Agreement for GK Financing, LLC, dated as of October 17,
          1995. (1)

10.13 Amendments dated as of October 26, 1995 and as of December 20, 1995 to the GK Financing, LLC Operating Agreement, dated as of October 17, 1995. (2)

____________________

     (1) These documents were filed as Exhibits 10.7 and 10.12, respectively, to registrant's Registration Statement on Form S-1 (Registration No. 33-63721) filed on October 26, 1995, which is incorporated herein by this reference.

     (2) These documents were filed as Exhibits 10.8, 10.9, 10.10 and 10.13, respectively, to registrant's Pre- Effective Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 33-63721) filed on March 29, 1996, which is incorporated herein by this reference.

     (3) This document was filed as Exhibit B to registrant's Proxy Statement, filed on August 31, 1995, which is incorporated herein by this reference.

21        Subsidiaries of American Shared Hospital Services. (1)

23.1      Consent of Ernst & Young LLP.

____________________

     (1) This document was filed as Exhibit 21 to registrant's Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 33-63721) filed on March 29, 1996, which is incorporated herein by this reference.

        (C)  REPORTS ON FORM 8-K.

             The Company filed no reports on Form 8-K during the quarter ended December 31, 1995.

                                   SIGNATURES

    Pursuant to the requirements of section 13 or 15(d) of the securities exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   American Shared Hospital Services
                                   (Registrant)


April 1, 1996                   By: /s/ Ernest A. Bates
                                   --------------------
                                      Ernest A. Bates, M.D.
                                      Chairman and Chief
                                      Executive Officer

    Pursuant to the requirements of the securities exchange act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


SIGNATURE                               TITLE                    DATE
- ---------                               -----                    ----

/s/ Ernest A. Bates               Chief Executive Officer         April 1, 1996
- ------------------------
Ernest A. Bates                   Of The Board




                                  Director And
- ------------------------
Willie R. Barnes                  Secretary




/s/ Matthew Hills                 Director                        April 1, 1996
- ------------------------
Matthew Hills




/s/John F. Ruffle                 Director                        April 1, 1996
- ------------------------
John F. Ruffle




/s/Stanley S. Trotman, Jr.        Director                        April 1, 1996
- --------------------------
Stanley S. Trotman, Jr.



/s/Augustus A. White, III         Director                        April 1, 1996
- --------------------------
Augustus A. White, III



/s/ Charles B. Wilson             Director                        April 1, 1996
- --------------------------
Charles B. Wilson



/s/ James A. Gordin               Acting Chief Financial          April 1, 1996
- --------------------------
James A. Gordin                    Officer (Principal
                                    Accounting Officer)

                       American Shared Hospital Services

                   Index to Consolidated Financial Statements
                 and Financial Statement Schedule (Item 14(a))

                  Years ended December 31, 1995, 1994 and 1993


                                    CONTENTS

Report of Independent Auditors.......................................    B-1

Audited Consolidated Financial Statements

Consolidated Balance Sheets..........................................    B-2
Consolidated Statements of Operations................................    B-3
Consolidated Statements of Stockholders' Equity
  (Net Capital Deficiency)...........................................    B-4
Consolidated Statements of Cash Flows................................    B-5
Notes to Consolidated Financial Statements...........................    B-6

Financial Statement Schedule

Valuation and Qualifying Accounts....................................    B-21

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

Consent of Independent Auditors......................................    C-1


                         Report of Independent Auditors

The Board of Directors and Stockholders
American Shared Hospital Services

We have audited the accompanying consolidated balance sheets of American Shared Hospital Services as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Shared Hospital Services at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that American Shared Hospital Services will continue as a going concern. As more fully described in Note 1, the Company incurred substantial operating losses in 1995, 1994 and 1993 and has a significant working capital deficiency and a net capital deficiency at December 31, 1995. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 3 to the financial statements, in 1995 the Company adopted Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."


                                                               ERNST & YOUNG LLP


February 20, 1996, except for Note 16,
as to which the date is March 8, 1996
Walnut Creek, California

                       AMERICAN SHARED HOSPITAL SERVICES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                           DECEMBER 31
                                                                  -----------------------------
                                                                      1995             1994
                                                                  ------------     ------------
CURRENT ASSETS:
  Cash and cash equivalents.....................................  $    452,000     $  1,225,000
  Restricted cash...............................................       493,000        2,883,000
  Receivables, less allowance for uncollectible accounts of
     $1,448,000 ($1,424,000 in 1994):
     Trade accounts receivable..................................     6,251,000        6,183,000
     Other......................................................       202,000          537,000
     Note receivable from officer...............................        57,000           54,000
                                                                   -----------      -----------
                                                                     6,510,000        6,774,000
  Inventories...................................................        67,000          146,000
  Prepaid expenses and other current assets.....................     1,124,000          758,000
                                                                   -----------      -----------
Total current assets............................................     8,646,000       11,786,000
Note receivable from officer, less current portion..............       191,000          248,000
Property and equipment:
  Land, buildings and improvements..............................     1,560,000        2,351,000
  Medical, transportation and office equipment..................     7,453,000        9,670,000
  Capitalized leased medical and transportation equipment.......    24,673,000       38,271,000
                                                                   -----------      -----------
                                                                    33,686,000       50,292,000
  Accumulated depreciation and amortization.....................    14,015,000       18,165,000
                                                                   -----------      -----------
Net property and equipment......................................    19,671,000       32,127,000
Other assets....................................................     1,462,000          943,000
Intangible assets, less accumulated amortization of $1,136,000
  ($1,386,000 in 1994)..........................................     1,375,000        2,118,000
                                                                   -----------      -----------
Total assets....................................................  $ 31,345,000     $ 47,222,000
                                                                   ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (net capital deficiency)
  Current liabilities:
     Accounts payable...........................................  $  3,524,000     $  4,450,000
     Accrued interest...........................................       170,000        8,497,000
     Employee compensation and benefits.........................     1,175,000        1,210,000
     Other accrued liabilities..................................     1,077,000        1,317,000
     Current portion of long-term debt..........................     2,796,000        3,079,000
     Current portion of obligations under capital leases........     5,924,000        8,135,000
     Senior subordinated notes..................................       773,000       18,467,000
                                                                   -----------      -----------
Total current liabilities.......................................    15,439,000       45,155,000
Long-term debt, less current portion............................     9,278,000        2,539,000
Obligations under capital leases, less current portion..........    16,847,000       21,705,000
Deferred income taxes...........................................       164,000          164,000
Minority interest...............................................       193,000               --
Stockholders' equity (net capital deficiency):
  Common stock, without par value:
  Authorized shares -- 10,000,000
  Issued and outstanding shares -- 4,244,000 in 1995 and
     2,867,000 in 1994..........................................    10,635,000        8,795,000
  Common stock options issued to officer........................     2,414,000               --
  Additional paid-in capital....................................       930,000          763,000
  Accumulated deficit...........................................   (24,555,000)     (31,899,000)
                                                                   -----------      -----------
Total stockholders' equity (net capital deficiency).............   (10,576,000)     (22,341,000)
                                                                   -----------      -----------
Total liabilities and stockholders' equity (net capital
  deficiency)...................................................  $ 31,345,000     $ 47,222,000
                                                                   ===========      ===========


                            See accompanying notes.

                       AMERICAN SHARED HOSPITAL SERVICES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               YEAR ENDED DECEMBER 31
                                                    ---------------------------------------------
                                                        1995            1994             1993
                                                    ------------     -----------     ------------
Revenues:
  Medical services................................  $ 34,077,000     $38,545,000     $ 39,485,000
Costs and expenses:
  Costs of operations:
     Medical services payroll.....................     6,984,000      10,284,000       11,442,000
     Maintenance and supplies.....................     6,766,000       7,808,000        7,431,000
     Depreciation and amortization................     8,302,000       9,504,000        7,715,000
     Write-down of equipment......................     3,825,000              --          443,000
     Equipment rental.............................     2,808,000       1,580,000        5,067,000
     Other........................................     3,990,000       4,969,000        4,973,000
  Selling and administrative......................     8,432,000       5,971,000        6,820,000
  Interest........................................     5,310,000       7,423,000        6,752,000
  Write-down of intangible assets.................       600,000              --        5,308,000
                                                    ------------     ------------    ------------
Total costs and expenses..........................    47,017,000      47,539,000       55,951,000
                                                    ------------     ------------    ------------
                                                     (12,940,000)     (8,994,000)     (16,466,000)
Gain on sale of assets and early termination of
  capital leases..................................       226,000       3,294,000          124,000
Equity in earnings (losses) of partnerships.......        54,000          85,000          (51,000)
Interest and other income.........................       204,000          98,000          742,000
                                                    ------------     ------------    ------------
Loss before income taxes and extraordinary item...   (12,456,000)     (5,517,000)     (15,651,000)
Income tax expense (benefit)......................         3,000          20,000           (7,000)
                                                    ------------     ------------    ------------
Loss before extraordinary item....................   (12,459,000)     (5,537,000)     (15,644,000)
Extraordinary item -- gain on early extinguishment
  of debt, net of income tax provision of $0 in
  1995 and $7,000 in 1994.........................    19,803,000         362,000               --
                                                    ------------     ------------    ------------
Net income (loss).................................  $  7,344,000     $(5,175,000)    $(15,644,000)
                                                    ============     ============    ============
Primary earnings per share:
  Loss before extraordinary item..................  $      (2.96)    $     (1.93)    $      (5.46)
  Extraordinary item..............................  $       4.71     $       .13     $          -
                                                    ------------     ------------    ------------
Net income (loss).................................  $       1.75     $     (1.80)    $      (5.46)
                                                    ============     ============    ============
Fully diluted earnings per share:
  Loss before extraordinary item..................  $      (2.96)    $     (1.93)    $      (5.46)
  Extraordinary item..............................  $       4.71     $       .13     $          -
                                                    ------------     ------------    ------------
Net income (loss).................................  $       1.75     $     (1.80)    $      (5.46)
                                                    ============     ============    ============
Common shares and equivalents used in computing
  per share amounts:
     Primary......................................     4,201,000       2,867,000        2,863,000
                                                    ============     ============    ============
     Fully diluted................................     4,204,000       2,867,000        2,863,000
                                                    ============     ============    ============


                            See accompanying notes.

                       AMERICAN SHARED HOSPITAL SERVICES

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

                                                                    COMMON
                                                                 STOCK OPTIONS   ADDITIONAL
                                      COMMON         COMMON        ISSUED TO      PAID-IN     ACCUMULATED
                                      SHARES          STOCK         OFFICER       CAPITAL       DEFICIT         TOTAL
                                     ---------     -----------   -------------   ----------   ------------   ------------
Balances at December 31, 1992......  2,845,000     $ 8,754,000    $        --     $ 175,000   $(11,080,000)  $ (2,151,000)
  Issuance of common stock.........     22,000          41,000             --            --             --         41,000
  Net loss.........................         --              --             --            --    (15,644,000)   (15,644,000)
                                     ---------     -----------     ----------      --------   ------------   ------------
Balances at December 31, 1993......  2,867,000       8,795,000             --       175,000    (26,724,000)   (17,754,000)
  Issuance of warrants to purchase
     97,853 shares of common
     stock.........................         --              --             --       588,000             --        588,000
  Net loss.........................         --              --             --            --     (5,175,000)    (5,175,000)
                                     ---------     -----------     ----------      --------   ------------   ------------
Balances at December 31, 1994......  2,867,000       8,795,000             --       763,000    (31,899,000)   (22,341,000)
  Issuance of warrants to purchase
     216,000 shares of common
     stock.........................         --              --             --       180,000             --        180,000
  Issuance of warrants to purchase
     127,147 shares of common
     stock.........................         --              --             --       156,000             --        156,000
  Issuance of warrants to purchase
     98,000 shares of common
     stock.........................         --              --             --        81,000             --         81,000
  Stock issuance costs.............         --              --             --      (250,000)            --       (250,000)
  Issuance of common stock to
     officer.......................    184,000         265,000             --            --             --        265,000
  Issuance of common stock to
     bondholders...................  1,193,000       1,575,000             --            --             --      1,575,000
  Issuance of common stock options
     to officer....................         --              --      2,414,000            --             --      2,414,000
  Net income.......................         --              --             --            --      7,344,000      7,344,000
                                     ---------     -----------     ----------      --------   ------------   ------------
Balances at December 31, 1995......  4,244,000     $10,635,000    $ 2,414,000     $ 930,000   $(24,555,000)  $(10,576,000)
                                     =========     ===========     ==========      ========   ============   ============

                            See accompanying notes.

                       AMERICAN SHARED HOSPITAL SERVICES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         YEAR ENDED DECEMBER 31
                                                                             ----------------------------------------------
                                                                                 1995             1994             1993
                                                                             ------------     ------------     ------------
OPERATING ACTIVITIES
Net income (loss)..........................................................  $  7,344,000     $ (5,175,000)    $(15,644,000)
Adjustments to reconcile net income (loss) to net cash provided by (used
  in) operating activities:
    Extraordinary gain, after income taxes.................................   (19,803,000)        (362,000)              --
    Gain on sale of assets.................................................       (23,000)      (3,294,000)        (124,000)
    Gain on early termination of capital leases............................      (203,000)              --               --
    Depreciation and amortization..........................................     8,818,000       10,206,000        8,600,000
    Write-down of equipment................................................     3,825,000               --          443,000
    Write-down of intangible assets........................................       600,000               --        5,308,000
    Equity in (earnings) losses of partnerships............................       (54,000)         (85,000)          51,000
    Compensation expense related to stock grants...........................     2,679,000               --               --
    Changes in operating assets and liabilities:
      Decrease (increase) in restricted cash...............................     2,390,000       (2,883,000)              --
      Decrease (increase) in receivables...................................       264,000         (573,000)       1,573,000
      Decrease in inventories..............................................        79,000          201,000          177,000
      Decrease (increase) in prepaid expenses and other assets.............      (366,000)         (64,000)         212,000
      (Decrease) increase in accounts payable and accrued liabilities......      (674,000)        (335,000)       8,881,000
                                                                             ------------     ------------     ------------
Net cash provided by (used in) operating activities........................     4,876,000       (2,364,000)       9,477,000
INVESTING ACTIVITIES
Proceeds from sale of respiratory therapy contracts........................            --        4,002,000               --
Deposit on Gamma Knives....................................................    (1,000,000)              --               --
Refund of deposit on Gamma Knife...........................................            --        1,090,000               --
Proceeds from sale and disposition of equipment............................       157,000          900,000        1,005,000
Increase in minority interest..............................................       193,000               --               --
Payment for purchase of property and equipment.............................      (226,000)        (393,000)        (354,000)
Note receivable to related party...........................................            --         (290,000)              --
Distributions received from partnerships...................................        55,000           58,000           27,000
Other......................................................................       200,000               --         (401,000)
                                                                             ------------     ------------     ------------
Net cash (used in) provided by investing activities........................      (621,000)       5,367,000          277,000
FINANCING ACTIVITIES
Principal payments on long-term debt and obligations under capital
  leases...................................................................    (9,612,000)      (4,357,000)     (10,264,000)
Issuance of restructuring notes............................................            --        2,486,000               --
Proceeds from issuance of common stock.....................................            --               --           41,000
Repayment of advance for equipment purchase................................            --         (800,000)              --
Proceeds from loan agreement...............................................     7,000,000               --               --
Note payable from related party............................................     1,300,000               --               --
Payment for repurchase of senior subordinated notes........................    (3,893,000)         (64,000)              --
Other......................................................................       177,000               --               --
                                                                             ------------     ------------     ------------
Net cash used in financing activities......................................    (5,028,000)      (2,735,000)     (10,223,000)
                                                                             ------------     ------------     ------------
Net (decrease) increase in cash and cash equivalents.......................      (773,000)         268,000         (469,000)
Cash and cash equivalents at beginning of year.............................     1,225,000          957,000        1,426,000
                                                                             ------------     ------------     ------------
Cash and cash equivalents at end of year...................................  $    452,000     $  1,225,000     $    957,000
                                                                             ============     ============     ============
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid..............................................................  $  3,625,000     $  2,730,000     $  1,613,000
                                                                             ============     ============     ============
Income taxes paid..........................................................  $     82,000     $     25,000     $     27,000
                                                                             ============     ============     ============
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Purchases of equipment with lease financing................................  $  1,342,000     $  2,358,000     $  5,100,000
(Decrease) increase in medical and capitalized lease equipment due to lease
  restructuring............................................................      (480,000)       1,710,000               --
(Decrease) increase in capitalized lease obligations due to lease
  restructuring............................................................      (480,000)       4,946,000               --
Decrease in accounts payable due to lease restructuring....................            --        4,602,000               --
Decrease in capitalized lease obligations due to sale of respiratory
  therapy contracts........................................................            --         (300,000)              --
Accrued interest payable not paid as part of Senior Subordinated Notes
  Repurchase...............................................................     8,853,000               --               --
Stock and warrants issued to bondholders as part of Senior Subordinated
  Notes Repurchase.........................................................     1,836,000          588,000               --
Noncash portion of senior subordinated notes redemption....................    13,801,000          257,000               --


                            See accompanying notes.

                       AMERICAN SHARED HOSPITAL SERVICES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1995

 1. BUSINESS AND BASIS OF PRESENTATION

  Business

     American Shared Hospital Services (the "Company") provides shared diagnostic imaging services to hospitals located in approximately 22 states in various geographic regions of the United States and to one hospital in the United Kingdom. The four diagnostic imaging services provided by the Company are Magnetic Resonance Imaging, Computed Axial Tomography Scanning, Ultrasound, and Nuclear Medicine. In addition, the Company provides a Gamma Knife to a major university medical center and in February 1996, acquired a second Gamma Knife located in another major university medical center.

     The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, CuraCare, Inc. ("CuraCare"), MMRI, Inc., European Shared Medical Services Ltd., American Shared Radiosurgery Services ("ASRS"), African American Church Health and Economic Services, Inc. ("ACHES"), ACHES Insurance Services, Inc. ("AIS") and its majority-owned subsidiary, GK Financing, LLC.

     On October 17, 1995, the Company through ASRS and Elekta AB (the manufacturer of the Gamma Knife), through its wholly owned United States subsidiary GKV Investments, Inc. ("GKV"), entered into an operating agreement which formed GK Financing, LLC ("GKF"). GKF provides alternative financing of Elekta Gamma Knife units in the United States and in Brazil. GKF will be the preferred provider for Elekta AB of financing arrangements such as fee-for-service lease arrangements.

     In June 1995, ACHES and AIS were incorporated. AIS is a wholly owned subsidiary of ACHES. ACHES is an integrated health service organization to develop and promote the delivery of high quality healthcare services, primarily to the African American community. AIS is an insurance agency qualified to sell life, health, and disability insurance in the states of California and New York.

     All significant intercompany accounts and transactions have been eliminated in consolidation.

     The Company accounts for its investment in partnerships using the equity method.


     The Company faces severe competition from other providers of diagnostic imaging services, some of which have greater financial resources than the Company, and from equipment manufacturers, hospitals, imaging centers and physician groups owning in-house diagnostic units. Significant competitive factors in the diagnostic services market include equipment price and availability, performance quality, ability to upgrade equipment performance and software, service and reliability. The Company's current financial problems may adversely affect its ability to obtain and retain certain profitable customer contracts, and its current high debt burden may affect its ability to offer technologically advanced equipment in the future. Due to the Company's financial condition, the two stock exchanges which list the Company's stock have commenced review procedures to determine whether the Company's common shares will remain listed.


     The Company leases substantially all of its medical equipment from one primary provider.

  Basis of Presentation

     The Company has incurred net losses before extraordinary items of $12,459,000, $5,537,000 and $15,644,000 in 1995, 1994 and 1993, respectively. At
December 31, 1995, the Company has a working capital deficiency of $6,793,000 and a net capital deficiency of $10,576,000. In addition, the Company will not have sufficient cash resources to repay its debt obligations at maturity and will be required to seek new financing. There can be no assurance that such financing will be available or that the terms of any such financing will be acceptable to the Company.

                       AMERICAN SHARED HOSPITAL SERVICES

                               DECEMBER 31, 1995

     These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

     Management's plans with regard to these operating issues include the following: Continue to implement its program of expense reductions; identify and sell non-essential assets; negotiate favorable concessions from major creditors; enhance revenues by increasing customer contracts and equipment utilization; and offer to exchange equity in the Company in place of interest bearing debt. It is uncertain as to whether these events will occur, and if they do, the extent to which they will address the Company's operating issues.

 2. ACCOUNTING POLICIES

  Use of Estimates in the Preparation of Financial Statements

     The preparation of the Consolidated Financial Statements of the Company requires management to make estimates and assumptions that affect reported amounts. These estimates are based on information available as of the date of the financial statements. Actual results could differ from those estimates.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash in depository institutions which offer varying levels of federal insurance. Restricted cash is not considered a cash and cash equivalent for purposes of the Consolidated Statements of Cash Flows.

  Restricted Cash

     Restricted cash represents cash limited as to use by a contractual arrangement. Restricted cash at December 31, 1995 reflects cash that may only be used for the operations of GK Financing, LLC. Restricted cash at December 31, 1994 represents cash pledged as collateral against borrowings under a now extinguished loan agreement (see Note 7). This cash was used in 1995 to repay the loan.

  Revenues and Accounts Receivable

     Revenue is recognized on a fee-for-service basis when the service is delivered. Trade accounts receivable are principally from hospitals and other health care providers located throughout the U.S., with no one customer providing a significant percent of revenues. The Company's revenues from its foreign operations comprised approximately 1% of total revenues. The Company performs credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts at a level which management believes is sufficient to cover potential credit losses. A substantial portion of the Company's receivables collateralize its credit facilities (see Note 7).

  Accounting for Majority Owned Subsidiary

     The Company accounts for GK Financing, LLC, as a consolidated entity due to its majority ownership interest of 81%, which it acquired in exchange for its contribution of assets with a net book value of $1,080,000 and fair value of approximately $2,000,000 as of December 31, 1995. The increase between the net book value and the fair value has been eliminated in consolidation. The minority interest's 19% share of earnings (loss) is netted against "Equity in Earnings (Losses) of Partnership" in the Statement of Operations.

                       AMERICAN SHARED HOSPITAL SERVICES

                               DECEMBER 31, 1995

  Inventories

     Inventories, which consist of minor medical equipment and supplies used in the Company's business, are valued at the lower of cost or market, using a valuation method which approximates FIFO (first-in, first-out).

  Property and Equipment

     In 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (see Note 3). As a result of such adoption, property and equipment is stated at cost, or the estimated fair value as determined by third parties, if less, as of December 31, 1995. In 1994, property and equipment was stated at cost, or estimated net recoverable value if less.

     Depreciation is determined using the straight-line method over the estimated useful lives of the assets which are generally as follows:

            Building and improvements...............................    25-40 years
            Medical and transportation equipment....................     2-10 years

     Capitalized leased equipment consists primarily of mobile Magnetic Resonance Imaging ("MRI") units, which include scanners and mobile vans. Capitalized leased equipment is amortized over the term of the lease, which range from 17 to 82 months. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life.

  Intangible Assets

     Intangible assets represent the excess of cost of net assets acquired as the result of the acquisition of businesses and are being amortized by the straight-line method over 15 years. The Company annually assesses the recoverability of these intangible assets by determining whether the amortization of the intangible balance (for each business acquisition) over its remaining life can be recovered through forecasted future operations using an undiscounted cash flow methodology.

  Income Taxes

     The liability method is used to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

  Per Share Amounts

     Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding.

  Stock Options

     The Company currently follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company intends to follow the provisions of APB 25 for future years.

                       AMERICAN SHARED HOSPITAL SERVICES

                               DECEMBER 31, 1995

  Fair Value of Financial Instruments

     The fair value of financial instruments approximate their recorded values except as discussed below.

     An estimate of the fair value of the Company's long-term debt would require the use of a discounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. Management believes that the Company's creditors entered into the borrowing arrangements as a result of the personal guarantees of an officer of the Company and believes that the Company would be unable to obtain similar financing given this fact and the current state of its financial matters. Accordingly, management is unable, without incurring excessive costs, to estimate its incremental borrowing rate, and considers estimation of fair value to be impracticable.

  Reclassifications

     Certain prior year balances have been reclassified to conform to the current year presentation.

 3. ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO.
    121 -- "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF"

     In connection with the adoption of statement of Financial Accounting Standards No. 121 ("FAS 121"), during the second quarter of 1995, management reviewed the recoverability of the carrying value of long-lived assets, primarily fixed assets, goodwill and deferred costs based on the life of the assets. The Company initiated its review of potential loss impairment due to the continuing changes in the health care environment which have put downward pressure on customer and equipment pricing. These changes have resulted in recent operating results and revised future forecasted operating results for certain assets to be less than previously planned. This situation led to the conclusion that there was a potential impairment in the recorded value of fixed assets, goodwill and deferred costs. Management's estimate of future undiscounted cash flows over the useful life of certain assets was determined to be less than their recorded values, indicating impairment of these assets under the provisions of FAS 121. An impairment loss of $4,425,000 was recorded as of the second quarter of 1995 based on the differences between the fair value, as determined by third parties, and the recorded values of certain assets. The impairment loss is comprised of write-downs of equipment of $3,825,000 (primarily MRI, CT, nuclear medicine, and deferred assets); and a write-down of goodwill of $600,000.

 4. WRITE-DOWN OF INTANGIBLE ASSETS AND PROPERTY AND EQUIPMENT

     During 1993, the Company's management continued to evaluate the realizability of intangible assets recorded in connection with its acquisition of CuraCare in 1987, which subsidiary conducts substantially all of the Company's non-MRI operations, including CT scanning, respiratory therapy, ultrasound and nuclear medicine. Revenues and operating profits from CuraCare, continued to decline despite several strategic plans implemented by management. In the fourth quarter of 1993, management continued to evaluate its non-MRI operations and determined that significant revenue growth was unlikely and reduced its operations management and sales force accordingly. These conditions helped to contribute to higher than expected losses in 1992 and 1993 and an accumulated deficit at December 31, 1993, before the write-off of goodwill. The Company determined, based on its methodology of evaluating the recoverability of goodwill, that the forecasted results of operations for non-MRI operations (which were based on historic financial trends and current market conditions) did not support the future amortization of the recorded goodwill balance of $5,308,000 at December 31, 1993, for these modalities.

     The methodology employed to assess the recoverability of the Company's goodwill was to forecast results of operations, including interest expense, forward five years. The Company then evaluated the recoverability of

                       AMERICAN SHARED HOSPITAL SERVICES

                               DECEMBER 31, 1995

goodwill on the basis of these forecasts of future operations. In formulating the financial forecasts, the Company considered the near-term, as well as the longer-term business outlook. These near-term forecasts took into consideration recent historical financial results and current market conditions, as well as foreseeable opportunities for future growth. For the longer-term, the Company also considered the possible emergence of new trends and their potential impact upon each of the modalities. Based on such forecasts, the cumulative results of operations for non-MRI operations were insufficient to recover any portion of the respective goodwill balances. Accordingly, the Company wrote off its remaining goodwill balances for these operations of $5,308,000 in the fourth quarter of 1993.

     Also during 1993, the Company experienced a decline in the market acceptance of certain of its less advanced MRI and CT scanning equipment. Accordingly, the Company reduced the carrying value of this equipment to the Company's estimate of the future revenue generating capacities of the equipment. This write-down resulted in a charge to operations of $443,000 in 1993.

 5. OTHER ASSETS

     Other assets consist of the following:

                                                                         DECEMBER 31
                                                                   -----------------------
                                                                      1995          1994
                                                                   ----------     --------
    Deposit on Gamma Knives......................................  $1,000,000     $     --
    Capitalized regulatory licensing fees........................      70,000      212,000
    Prepaid commissions..........................................     114,000           --
    Debt issuance costs, less accumulated amortization of $0 and
      $950,000 in 1995 and 1994, respectively....................          --      129,000
    Purchased software, less accumulated amortization of $558,000
      and $471,000 in 1995 and 1994, respectively................      42,000      110,000
    Investment in partnerships...................................      59,000       60,000
    Capitalized stock issuance costs.............................          --      327,000
    Other, less allowance of $0 in 1995 and $165,000 in 1994.....     177,000      105,000
                                                                   ----------     --------
                                                                   $1,462,000     $943,000
                                                                   ==========     ========

 6. SENIOR SUBORDINATED NOTES

     In 1988, the Company completed a concurrent public common stock and debt offering consisting of $30,000,000 of senior subordinated exchangeable reset notes (the "Senior Subordinated Notes") due in 1996. The Senior Subordinated Notes bore interest at an initial rate of 14% per annum payable semiannually commencing April 15, 1989. On October 15, 1989, the interest rate on the Senior Subordinated Notes not previously exchanged, as described below, was reset to 16.5%.

     Prior to the October 15, 1989 reset date, $2,140,000 of Senior Subordinated Notes were exchanged into 14.75% senior subordinated notes due 1996. Except for the interest rate, optional and mandatory redemption provisions of the Senior Subordinated Notes and the fact that the 14.75% Senior Subordinated Notes were not exchangeable, the terms of the 14.75% Senior Subordinated Notes are substantially the same as the terms of the Senior Subordinated Notes. The Company may redeem all or part of the Senior Subordinated Notes for 100% of the principal amount, together with accrued and unpaid interest to the redemption date.

                       AMERICAN SHARED HOSPITAL SERVICES

                               DECEMBER 31, 1995

     During 1995 and 1994, the Company repurchased certain of its Senior Subordinated Notes resulting in extraordinary gains of $19,803,000 and $362,000 as follows:

                                                                     1995           1994
                                                                  -----------     --------
    Principal amount of Notes repurchased.......................  $17,694,000     $321,000
    Accrued interest related to the Notes.......................    8,853,000      115,000
    Unamortized debt issuance costs.............................     (525,000)      (3,000)
    Stock and warrants issued to bond holders...................   (1,836,000)          --
    Estimated tax liability.....................................           --       (7,000)
    Closing costs...............................................     (490,000)          --
                                                                  -----------     --------
                                                                   23,696,000      426,000
    Payment for repurchase......................................   (3,893,000)     (64,000)
                                                                  -----------     --------
    Extraordinary gain..........................................  $19,803,000     $362,000
                                                                  ===========     ========

     On May 12, 1995, the Company entered into a debt restructuring agreement with four holders of $17,694,000 face value of its Senior Subordinated Notes. On May 17, 1995, these Senior Subordinated Note holders received approximately $3,900,000 in cash, plus 819,000 shares of common stock (equal to approximately 20% of the Company's then fully diluted outstanding shares), and warrants for an additional 216,000 shares of common stock (equal to approximately 5% of the then fully diluted common shares). The warrants are immediately exercisable at $0.75 per share. The remaining Senior Subordinated Noteholders hold $773,000 of the notes as of December 31, 1995 and as a result of the restructuring, were paid their past due accrued interest. In addition, the debt covenants were amended which thereby cured the events of default on the Senior Subordinated Notes.

     Concurrent with the closing of the Senior Subordinated Notes repurchase in 1995, the Company obtained three new credit facilities totaling $8,000,000 of which $7,000,000 was originally drawn (see Note 7). Proceeds from the new credit facilities were used as follows:

    Repurchase of Senior Subordinated Notes..................................  $3,900,000
    Reduction of other term debt.............................................     400,000
    Closing costs............................................................     570,000
    Refinance of certain equipment...........................................   1,000,000
    Payment of accrued and unpaid interest through April 15, 1995 to
      remaining bondholders..................................................     500,000
    Working capital..........................................................     630,000
                                                                               ----------
    Total originally drawn...................................................  $7,000,000
                                                                               ==========

     Closing costs include approximately $80,000 of loan origination fees which have been capitalized.

                       AMERICAN SHARED HOSPITAL SERVICES

                               DECEMBER 31, 1995

 7. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                        DECEMBER 31
                                                                ---------------------------
                                                                   1995            1994
                                                                -----------     -----------
    Notes Issued in Conjunction with Lease Restructuring
    Promissory note payable to primary provider of medical
      equipment bearing interest at 4%, payable in 86 monthly
      installments due in February 2002, secured by the
      Company's accounts receivable and certain medical
      equipment...............................................  $ 1,976,000     $ 2,000,000
    Promissory note payable to primary provider of medical
      equipment bearing interest at 10.5%, payable in 60
      monthly installments due in February 2000...............      404,000         481,000
    Borrowings for Repurchase of Senior Subordinated Notes
    Borrowings under $4 million Revolving Line of Credit
      bearing interest at prime rate plus 5% (13.5% at
      December 31, 1995) for repurchase of senior subordinated
      notes maturing in May 1997..............................    3,883,000              --
    Borrowings under Term Loan for repurchase of senior
      subordinated notes bearing interest at 15%, payable in
      48 monthly installments due in June 1999................    2,305,000              --
    Gamma Knife loan payable to primary provider of medical
      equipment bearing interest at 10.5%, payable in 40
      monthly installments due in September 1998..............    1,135,000              --
    Borrowings under former loan agreement for repurchase of
      senior subordinated notes (repaid in 1995)..............           --       2,883,000
    Other Notes and Borrowings
    Promissory note payable to related party, bearing interest at prime rate plus 2% (10.5% at December 31, 1995)
      $1,000,000 due in October 1996 and $300,000 due in
      October 1997 (Note 15)..................................    1,300,000              --
    Promissory note payable to related party in the amount of
      $1,320,000, bearing interest at prime rate plus 2%
      (10.5% at December 31, 1995) maturing in October 1997
      for capital expenditures relating to GK Financing, LLC.
      No amounts outstanding (Note 15)........................           --              --
    Installment notes payable in monthly installments through
      January 1999, bearing interest at 10.5% to 22%, secured
      by certain medical equipment............................      836,000         242,000
    Promissory note payable bearing interest at 11.25%,
      payable in 25 monthly installments due in July 1997.....      235,000              --
    Other.....................................................           --          12,000
                                                                 ----------      ----------
                                                                 12,074,000       5,618,000
    Less current portion......................................   (2,796,000)     (3,079,000)
                                                                 ----------      ----------
                                                                $ 9,278,000     $ 2,539,000
                                                                 ==========      ==========

     Annual contracted maturities under the initial terms of long-term debt for the five years after December 31, 1995 are as follows: $2,796,000 in 1996, $6,043,000 in 1997, $1,695,000 in 1998, $868,000 in 1999, $350,000 in 2000 and
$322,000 thereafter.

     The Company is severely limited by covenants in its credit agreements which limit the Company's ability to merge with any other entity, to create subsidiaries, to pay cash dividends, to repurchase stock for cash, incur

                       AMERICAN SHARED HOSPITAL SERVICES

                               DECEMBER 31, 1995

additional indebtedness, or to change the status of the equipment acting as collateral in such a way as to impair its value.

     In addition, the Company has pledged substantially all of its liquid assets and substantially all of its personal property to secure its existing debt.

  Notes Issued in Conjunction with Lease Restructuring

     On December 30, 1994 the Company converted various service and other payments that were due and unpaid into a $2,000,000 promissory note with its primary provider of medical equipment. The note is dated January 1, 1995 and was issued by the Company in conjunction with the lease restructuring (see Note 11). The note matures in February 2002 and bears interest at an annual rate of 4% payable in arrears. Monthly payments of interest only are due for the first eleven months through November 1995. Thereafter, the principal balance of the note will amortize in 75 equal monthly installments until maturity. The note is secured by a second priority lien on the accounts receivable of the Company and a first priority lien on certain medical equipment.

     The Company also converted $481,000 of unpaid use taxes into a note payable to its primary provider of medical equipment. The note bears interest at 10.5% payable in 60 monthly payments beginning February 1, 1995.

  Borrowings for Repurchase of Senior Subordinated Notes

     The repurchase of Senior Subordinated Notes was completed with the proceeds of three new credit facilities: a new Revolving Line of Credit (the "New Revolver"), a term loan, and a Gamma Knife Loan. Under the New Revolver, the Company has available up to $4,000,000 according to a formula based on eligible accounts receivable. The New Revolver provides for interest payments only (computed at the Bank of America prime rate plus 5%, 13.5% at December 31, 1995) until maturity on May 31, 1997, when all amounts are due and payable. The initial proceeds of $3,000,000 drawn under the New Revolver were used primarily to fund the cash consideration in the Notes Repurchase. At December 31, 1995, the Company had drawn $3,883,000 under the New Revolver and, based on eligible accounts receivable, had an additional $117,000 available under the facility. Under the terms of the agreement, the Company's cash receipts are processed through bank accounts controlled by the lender and the lender has a first priority lien on all of the Company's accounts receivable, certain equipment, inventory and general intangibles. The New Revolver is personally guaranteed by an officer of the Company.

     The Company also entered into a $2,500,000 four-year loan agreement that will amortize in 48 equal installments with interest at an annual rate of 15% (the "Term Loan"). The Term Loan is secured by a first priority lien on certain equipment, inventory and certain real property of the Company and a second priority lien on the Company's accounts receivable and general intangibles. In addition to funding the repurchase of the Subordinated Notes, the proceeds of the Term Loan were applied to the refinancing of certain medical imaging equipment and to provide working capital to the Company. The Term Loan is also guaranteed by an officer of the Company.

     The Company also entered into a $1,500,000 18-month level amortizing loan at an interest rate of 10.5% (the "Gamma Knife Loan"). The proceeds of the Gamma Knife Loan were used to refinance the Company's Gamma Knife, to fund in part the Notes Repurchase, and to provide working capital. The Gamma Knife Loan is collateralized with a first priority security interest in the Gamma Knife owned by the Company. The payments on this loan were restructured in September 1995 from $90,431 per month to $40,203 per month

                       AMERICAN SHARED HOSPITAL SERVICES

                               DECEMBER 31, 1995

effective September 17, 1995, and to extend the loan term to September 17, 1988, to match renegotiated terms of the underlying customer contracts.

     In March 1991, the Company entered into a loan agreement (as amended), which initially expired in March 1993 and was extended for periodic terms through February 1995, under which it could generally borrow up to 66% of eligible accounts receivable, reduced to 50% if total borrowings equal or exceed $4,000,000, up to a maximum of $5,000,000. Proceeds from loans under the agreement could only be used to repurchase the Company's senior subordinated notes. Borrowings under the agreement bore interest at the prime rate plus 4%, payable monthly.

     On December 31, 1994, with the proceeds from the sale of certain of the Company's respiratory therapy contracts (see Note 13), the Company deposited $2,883,000 cash as collateral with the lender. On February 28, 1995, the cash collateral was applied against the outstanding borrowings and this loan agreement was terminated.

 8. INCOME TAXES

     Significant components of the Company's deferred tax liabilities and assets as of December 31, 1995 and 1994 are as follows:


                                                                      1995             1994
                                                                  ------------     ------------
Deferred tax liabilities:
  Other -- net..................................................  $   (164,000)    $   (164,000)
                                                                     ---------        ---------
Total deferred tax liabilities..................................      (164,000)        (164,000)
Deferred tax assets:
  Net operating loss carryforwards..............................     6,400,000        9,960,000
  Fixed assets..................................................     2,900,000        1,800,000
  Other -- net..................................................       600,000          800,000
                                                                     ---------        ---------
Net deferred tax assets.........................................     9,900,000       12,560,000
Valuation allowance for deferred tax assets.....................    (9,900,000)     (12,560,000)
                                                                     ---------        ---------
Total deferred tax assets.......................................            --               --
                                                                     ---------        ---------
Net deferred tax liabilities....................................  $   (164,000)    $   (164,000)
                                                                     =========        =========


     The decrease in the valuation allowance during 1995 was $2,660,000.

     The components of the provision (benefit) for income taxes consist of the following:

                                                                                    DEFERRED
                                                              LIABILITY METHOD       METHOD
                                                             ------------------     --------
                                                              1995       1994         1993
                                                             ------     -------     --------
    Current:
    Federal................................................  $   --     $    --     $     --
    State..................................................   3,000      27,000       (7,000)
    Deferred (reduction):
    Federal................................................      --          --           --
    State..................................................      --          --           --
                                                             ------     -------      -------
                                                             $3,000     $27,000     $ (7,000)
                                                             ======     =======      =======

                       AMERICAN SHARED HOSPITAL SERVICES

                               DECEMBER 31, 1995

     The amounts relate to state income taxes, miscellaneous payments and refunds of federal and state income taxes and adjustments of amounts paid and accrued in prior years.

     The provision (benefit) for income taxes as included in the consolidated financial statements is as follows:

                                                              1995       1994        1993
                                                             ------     -------     -------
    Income (loss) before extraordinary gain................  $3,000     $20,000     $(7,000)
    Extraordinary gain.....................................      --       7,000          --
                                                             ------     -------     -------
                                                             $3,000     $27,000     $(7,000)
                                                             ======     =======     =======

     The provision (benefit) for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (35% in 1995, 1994 and 1993) to income (loss) before taxes as follows:

                                                     1995            1994            1993
                                                  -----------     -----------     -----------
    Computed expected tax, including tax on
      extraordinary gain........................  $ 2,570,000     $(1,802,000)    $(5,478,000)
    Change in valuation allowance...............   (2,660,000)      1,735,000
    State income taxes (benefit), net of federal
      benefit...................................        3,000          27,000          (7,000)
    Amortization and write-down of intangible
      assets....................................       77,000          67,000       2,067,000
    Limitation of net operating loss
      carryback.................................           --              --       3,386,000
    Other.......................................       13,000              --          25,000
                                                   ----------     -----------     -----------
                                                  $     3,000     $    27,000     $    (7,000)
                                                   ==========     ===========     ===========


     At December 31, 1995, the Company has a net operating loss carryforward for federal income tax return purposes of approximately $18,000,000 which expires between 1999 and 2009. This carryforward is subject, in part, to separate return limitations. The Company's ability to utilize the net operating loss carryforward may be limited in the event of a 50% or more ownership change within any three-year period. Approximately $19,800,000 of the previous net operating loss carryforward was used to offset the gain on early extinguishment of the senior subordinated notes in May 1995.


 9. STOCKHOLDERS' EQUITY

  1984 Stock Option Plan

     Under the Company's 1984 Stock Option Plan (the "Plan"), as amended, a total of 475,000 stock options were authorized for grant. The Plan terminated according to its terms on March 1, 1994. Options granted pursuant to the Plan generally had lives of 10 years from the date of grant, subject to earlier expiration in certain cases, such as termination of the grantee's employment.

     On August 15, 1995, the Stock Option Committee of the Board of Directors approved the amendment of the terms of substantially all options outstanding under the Company's 1984 Stock Option Plan, covering an aggregate of approximately 165,000 common shares, to reduce the initial exercise price to $1.625 per common share, which was the closing price of common shares on such date.

  1995 Stock Option Plan

     On August 15, 1995, the Board of Directors approved the Company's 1995 Stock Option Plan (the "1995 Plan") providing for non-qualified stock options and "incentive stock options," subject to approval by the Company's shareholders. At the 1995 Annual Meeting held on October 6, 1995, the shareholders approved the

                       AMERICAN SHARED HOSPITAL SERVICES

                               DECEMBER 31, 1995

1995 Plan. Under the 1995 Plan, 330,000 Common Shares have been reserved for awards to officers and other key employees, non-employee directors and advisors. Approximately six employees, one advisor, and five non-employee directors currently participate in the 1995 Plan. The 1995 Plan is administered by the Stock Option Committee of the Board of Directors.

     On August 15, 1995, the Stock Option Committee of the Board of Directors approved the grant of 243,500 options under the Plan, subject to shareholder approval. Additional grants of 12,000 were made to the Board of Directors under the terms of the Plan. All such options are immediately exercisable at an exercise price of $1.625 per share, which was the closing price of common shares on such date.

     Changes in options outstanding under the 1984 and 1995 Stock Option Plans from December 31, 1992 to December 31, 1995 are as follows:

                                                                NUMBER       EXERCISE PRICE
                                                               OF SHARES        PER SHARE
                                                               ---------     ---------------
    Options outstanding at December 31, 1992.................    385,000     $  1.38 - $7.50
      Granted................................................     93,000     $3.375 - $3.875
      Exercised..............................................    (22,000)        $1.875
      Forfeited..............................................   (148,000)    $ 1.875 - $6.50
                                                                 -------
    Options outstanding at December 31, 1993.................    308,000     $  1.38 - $7.50
      Granted................................................         --           --
      Exercised..............................................         --           --
      Forfeited..............................................    (52,000)    $  1.38 - $5.00
                                                                 -------
    Options outstanding at December 31, 1994.................    256,000     $  1.38 - $7.50
      Granted................................................    256,000         $1.625
      Exercised..............................................         --           --
      Forfeited..............................................    (92,000)    $ 3.00 - $7.125
                                                                 -------
    Options outstanding at December 31, 1995.................    420,000
    Outstanding options exercisable at:
      December 31, 1993......................................    213,000     $  1.38 - $7.50
                                                                 =======
      December 31, 1994......................................    190,000     $  1.38 - $7.50
                                                                 =======
      December 31, 1995......................................    375,000     $ 1.38 - $1.625
                                                                 =======
    Options available for grant at December 31, 1995.........     74,000
                                                                 =======

  Warrants Issued in Conjunction with Lease Restructuring

     On December 30, 1994, as partial consideration for the financial accommodations granted in the restructuring of the Company's lease obligations, the Company issued immediately exercisable warrants to its primary provider of leased equipment granting the right to purchase 97,853 common shares at a price of $0.01 per share until March 31, 1996.

     On May 17, 1995, simultaneous with the Notes repurchase (Note 6), the Company issued additional warrants to its primary provider of leased equipment granting the right to purchase 127,147 common shares at a price of $0.01 per share until September 30, 1996.

                       AMERICAN SHARED HOSPITAL SERVICES

                               DECEMBER 31, 1995

  Options and Warrants Issued in Conjunction with Repurchase of Senior Subordinated Notes

     On May 17, 1995, simultaneous with the Notes repurchase (Note 6), the Company issued 819,000 common shares (equal to approximately 20% of the Company's then fully diluted common shares) and warrants to purchase 216,000 shares of common stock (equal to approximately 5% of the then fully diluted common shares) to the holders of $17,694,000 face value of the Company's Senior Subordinated Notes that were repurchased (the "ex-Noteholders"). The warrants are immediately exercisable at $0.75 per share, expiring on May 17, 2002.

     As a result of the additional options awarded to an officer of the Company, the ex-Noteholders were granted 374,000 additional common shares and 98,000 additional warrants to purchase common shares, to maintain their ownership interest at approximately 25% of the Company's then fully diluted common shares. The warrants are immediately exercisable at $0.75 per share expiring on May 17, 2002.

  Shares and Options Issued to Officer

     Simultaneous with the Notes repurchase (Note 6), the Company's Chairman and Chief Executive Officer, was issued an additional 184,000 shares of the Company's common stock, which the Company has recorded as compensation expense of $265,000. The common shares were granted to the officer in partial consideration for a personal guarantee of $6.5 million of new credit facilities and for continued employment with the Company.

     In addition, on October 6, 1995, the officer was granted a ten-year immediately exercisable option to purchase 1,495,000 common shares for an exercise price of $0.01 per share which the Company has recorded as compensation expense of $2,414,000. These options were granted to the officer as the final consideration for personal guarantees of the new credit facilities and for continued employment with the Company.


     Capital shares reserved for future issuances total 2,529,000 shares at December 31, 1995.


10. RETIREMENT PLAN

     The Company has a defined contribution retirement plan which covers substantially all employees. Under the terms of the plan, the Company may contribute a discretionary matching contribution on behalf of each participant, determined each year by the Company, equal to a percentage of each participant's contributions and applicable to the first 6% of each participant's salary. The Company made no contributions to the plan in 1995, 1994 or 1993.

11. OBLIGATIONS UNDER CAPITAL LEASES

     The Company leases MRI units and other equipment under capital leases having an aggregate net book value of $17,093,000 at December 31, 1995. Amortization of assets recorded under capital leases is included with depreciation expense, and is primarily amortized over the life of the lease.

     On December 30, 1994 (effective as of November 1, 1994 for most leases that were considered capital prior to that date and January 1, 1994 for operating leases that were considered operating leases prior to that date) and again at the end of 1995 the Company and its major provider of medical equipment entered into a restructuring of the obligations of the Company under lease agreements.

     Substantially all equipment financed by the Company under capital leases was restructured and after restructuring continued to meet the criteria to be accounted for as capitalized leases. Under these modified leases, required payments by the Company are scheduled to retire the unpaid principal balance over the extended lease terms which will expire on various dates through December 31, 1999. All the operating leases

                       AMERICAN SHARED HOSPITAL SERVICES

                               DECEMBER 31, 1995

covered by the restructuring agreement in effect on October 31, 1994 were modified to extend the payment schedules. As a result of modification of lease terms, these leases met the criteria for capitalization, and were accounted for as capital leases in the accompanying financial statements. Under all the modified leases the Company is entitled to purchase the equipment at its fair market value, or to extend the relevant lease, at the end of the lease term.

     The modified leases, as identified above, were further restructured effective October 1, 1995. No payments were required for the months of October through December 1995. During these months interest was accrued and was added to the outstanding principal balance of the capital leases. In addition, the leases were extended up to an additional 26 months, where possible, to coincide with the probable termination of the Company's end user contracts. After this restructuring, the modified leases continue to meet the criteria to be accounted for as capitalized leases. Under all the modified leases, the Company will be entitled to purchase the equipment at its fair value or to extend the relevant lease at the end of the lease term.

     Future minimum lease payments, together with the present value of the net minimum lease payments under capital leases at December 31, 1995, are summarized as follows:


            1996....................................................  $ 8,313,000
            1997....................................................    7,871,000
            1998....................................................    6,792,000
            1999....................................................    4,211,000
            2000....................................................      985,000
                                                                      -----------
            Net minimum lease payments..............................   28,172,000
            Less amounts representing interest......................   (5,401,000)
                                                                      -----------
            Present value of net minimum lease payments.............   22,771,000
            Less current portion....................................   (5,924,000)
                                                                      -----------
                                                                      $16,847,000
                                                                      ===========


     In addition to the above capital lease payments, the Company is also required to make repair, maintenance, and other lease related payments. These payments vary primarily on the level and amount of repairs and service needed. The estimated minimum payments under these agreements are approximately $1,847,000, $1,820,000, $633,000, $253,000 and $59,000 from the years 1996 to
2000, respectively.

     During 1995, 1994 and 1993, the Company financed approximately $1,342,000, $2,358,000 and $5,100,000, respectively, of equipment purchases with capital lease obligations. During 1995, 1994 and 1993, the Company incurred interest costs of $5,310,000, $7,423,000 and $6,828,000, respectively, including capitalized interest related to construction in progress of $-0- in 1995, $-0-in 1994 and $76,000 in 1993.

12. OPERATING LEASES

     The Company leases MRI and CT scanning equipment, automobiles, transportation equipment, office space, and facilities to service and operate scanners under operating leases expiring at various dates through 2000.

                       AMERICAN SHARED HOSPITAL SERVICES

                               DECEMBER 31, 1995

     Future minimum payments under noncancelable operating leases having initial terms of more than one year consisted of the following at December 31, 1995:

            1996.....................................................  $  834,000
            1997.....................................................     783,000
            1998.....................................................     764,000
            1999.....................................................     605,000
            2000.....................................................     207,000
                                                                       ----------
                                                                       $3,193,000
                                                                       ==========

     Payments for repair and maintenance agreements are included in the future minimum operating lease payments shown above.

     Rent expense was $3,458,000, $2,326,000 and $6,083,000 for the years ended December 31, 1995, 1994 and 1993, respectively, and includes the above operating leases as well as month-to-month rental and certain capital lease executory costs.

13. SALE OF RESPIRATORY THERAPY CONTRACTS

     The Company sold eight of fourteen respiratory therapy contracts to an unrelated third party on December 31, 1994 for approximately $4,000,000 in cash. As a result of the sale, the Company wrote off $180,000 in assets relating to the contracts. In addition, the purchaser agreed to assume $300,000 in lease obligations related to the assets. The Company recognized a gain on this transaction of $3,199,000. Revenues generated under these contracts was approximately $5,300,000 in 1994. A net loss in 1994 of $400,000 was recognized on the operation of these contracts on a fully costed basis. The sale of the contracts constitutes a sale of a portion of a product line in which the Company is reducing its emphasis.

14. NOTE RECEIVABLE FROM OFFICER

     At December 31, 1994, the Company had advanced $290,000 to the Chief Executive Officer who executed a promissory note payable to the Company. The note bears interest at 6% and is payable in 60 monthly fully amortizing payments beginning in January 1995. Interest income recognized in conjunction with the note was $15,000 and $12,000 during 1995 and 1994, respectively.

15. COMMITMENTS AND CONTINGENCIES

     On April 6, 1994, the Company's agreements to purchase a Gamma Knife from an equipment manufacturer and lease the Gamma Knife to a hospital were terminated. As a settlement, the Company paid approximately $130,000 in interest and costs to the parties and the Company's Chief Executive Officer agreed to enter into purchase and lease obligations substantially identical to those previously entered into by the Company. The Manufacturer has agreed to sell the Gamma Knife to, and the hospital agreed to lease the Gamma Knife from, the Company's Chief Executive Officer. Of the $1,090,000 in deposits previously paid to the Manufacturer, $800,000 was returned to the third party lessor and $290,000 previously paid by the Company was advanced by the Company to the Chief Executive Officer who executed a promissory note payable (see Note 13). Concurrently, the third party lessor agreed to fund the remaining $2,610,000 purchase price of the Gamma Knife on behalf of the Chief Executive Officer and the Company received an option to purchase the Gamma Knife from the Chief Executive Officer for an amount equal to the remaining debt obligation associated with the Gamma Knife plus costs and operating losses, if any, on the Gamma Knife (see Note 16).

                       AMERICAN SHARED HOSPITAL SERVICES

                               DECEMBER 31, 1995

     On October 17, 1995, the Company through its 81% owned subsidiary, GK Financing, LLC, entered into a quotation agreement to purchase four Gamma Knife units from the equipment manufacturer. Under the terms of the quotation agreement, the Company is committed to purchase this equipment for $11,744,000, effective when the equipment is placed in service at a customer location. At December 31, 1995, the Company had a $1,000,000 deposit related to this purchase commitment which was classified as part of other assets. The equipment manufacturer is a 19% owner of GK Financing, LLC, and provided the promissory note payable of $1,300,000, $1,000,000 of which was subsequently used to make the deposit on the equipment. Additionally, GK Financing, LLC signed another promissory note for $1,320,000 with the equipment manufacturer to provide funds for future capital expenditures. As of December 31, 1995 there have been no borrowings under this note.

16. SUBSEQUENT EVENTS

  Assignment and Exercise of Option to Purchase Gamma Knife

     On February 3, 1996, the Company assigned its option to purchase the Gamma Knife from the Chief Executive Officer (see Note 15) to its subsidiary GK Financing, LLC; which then exercised the option to purchase the Gamma Knife.

  Exercise of Warrants

     The primary provider of leased equipment exercised 97,853 warrants at a price of $.01 per share on March 5, 1996 (see Note 9).

  Lease and Note Payable Restructuring

     On March 1, 1996, the Company received an offer from its primary provider of medical equipment to restructure certain of its capital lease obligations, as well as its promissory note payable in the amount of $1,976,000 at December 31, 1995. The general terms of the restructuring provide for various months of no payments in 1996 followed by increased payments in the latter part of the agreements. The Company completed this restructuring on March 8, 1996.

                                                                SCHEDULE 5.02(4)

                       AMERICAN SHARED HOSPITAL SERVICES

                       VALUATION AND QUALIFYING ACCOUNTS

                            ADDITIONS
                             CHARGED                                  ADDITIONS                                  ADDITIONS
              BALANCE AT       TO                      BALANCE AT    CHARGED TO                   BALANCE AT    CHARGED TO
             DECEMBER 31,   COSTS AND     AMOUNTS     DECEMBER 31,    COSTS AND      AMOUNTS     DECEMBER 31,    COSTS AND
                 1992       EXPENSES    WRITTEN OFF       1993        EXPENSES     WRITTEN OFF       1994        EXPENSES
             ------------   ---------   -----------   ------------   -----------   -----------   ------------   -----------
Allowance
  for
  uncollectible
  accounts   $(1,311,000 )  $(986,000)  $1,154,000    $(1,143,000 )  $(1,101,000)   $ 820,000    $(1,424,000 )  $(1,347,000)


                            BALANCE AT
               AMOUNTS     DECEMBER 31,
             WRITTEN OFF       1995
             -----------   ------------
Allowance
  for
  uncollect
  accounts   $ 1,323,000   $(1,448,000 )

                        Consent of Independent Auditors

We consent to the incorporation by reference in the Registration Statement, as amended, (Forms S-8 No. 2-90646; No. 33-21509; No. 33-48980) pertaining to the 1984 Stock Option Plan and Employment Agreement of American Shared Hospital Services and in the Registration Statement (Form S-8, No. 33-45999) pertaining to the American Shared Hospital Services 1991 Employee Stock Bonus Plan and in the related Prospectuses of our report dated February 20, 1996, except for Note 16, as to which the date is March 8, 1996, with respect to the consolidated financial statements and schedule of American Shared Hospital Services included in the Annual Report (Form 10-K) for the year ended December 31, 1995.


                                                        ERNST & YOUNG LLP

Walnut Creek, California
March 29, 1996

                                INDEX TO EXHIBITS

Exhibit                                                          Sequential
Number              Exhibit Description                          Page
- -------             -------------------                          ----------
3.1        Articles of Incorporation of the
           Company, as amended. (1)                                  *

3.2        By-laws of the Company, as amended.(2)                    *

4.1        Indenture between American Shared Hospital
           Services and First Interstate Bank of California, as
           Trustee, dated October 15, 1988, relating to the
           Senior Subordinated Exchangeable Reset Notes Due
           1996. (1)                                                 *

4.2        Indenture between American Shared Hospital
           Services and First Interstate Bank of California, as
           Trustee, dated October 15, 1988, relating to the
           14-3/4% Senior Subordinated Notes Due 1996. (1)           *

- --------------------

      *    Not applicable

     (1) These documents were filed as Exhibits 3.1, 4.1 and 4.2, respectively, to registrant's Registration Statement on Form S-2 (Registration No. 33-23416), which is incorporated herein by this reference.

     (2) This document was previously filed as Exhibit 3.2 to registrant's Registration Statement on Form S-1 (Registration No. 33-63721) filed on October 26, 1995, which is incorporated herein by this reference.

4.3        Supplemental Indenture No. 1, dated as of
           October 15, 1989, to the Indenture between American
           Shared Hospital Services and First Interstate Bank
           of California, as Trustee, dated October 15, 1988,
           relating to the Senior Subordinated Exchangeable
           Reset Notes Due 1996. (1)                                 *

4.4        Supplemental Indenture No. 2, dated as of May 17,
           1995 to the Indenture between American Shared
           Hospital Services and First Interstate Bank of
           California, as Trustee, dated October 15, 1988
           relating to the Senior Subordinated Exchangeable
           Reset Notes Due 1996. (2)                                 *

4.5        Supplemental Indenture No. 1, dated as of May 17,
           1995, to the Indenture between American Shared
           Hospital Services and First Interstate Bank of
           California, as Trustee, dated October 15, 1988,
           relating to the 14-3/4% Senior Subordinated Notes
           Due 1996.(2)                                              *

4.6        Form of Common Stock Purchase Warrant held by
           Selling Noteholders of American Shared Hospital
           Services.(2)                                              *

4.7        Common Stock Purchase Warrant for Shares of
           Common Stock of American Shared Hospital Services
           held by General Electric Company, acting through GE
           Medical Systems. (2)                                      *

- --------------------

      *    Not applicable

     (1) This document was filed as Exhibit 4.3 to registrant's Annual Report on Form 10-K for the year ended December 31, 1989, which is incorporated herein by this reference.

     (2) These documents were filed as Exhibits 4.4, 4.5, 4.6 and 4.7, respectively, to registrant's Registration Statement on Form S-1 (Registration No. 33-63721) filed on October 26, 1995, which is incorporated herein by this reference.

4.8        Registration Rights Agreement, dated as of
           May 17, 1995, by and among American Shared Hospital
           Services, the Holders referred to in the Note
           Purchase Agreement, dated as of May 12, 1995 and
           General Electric Company, acting through GE Medical
           Systems. (1)                                              *

4.9        Promissory Note, dated May 17, 1995, by American
           Shared Hospital Services in favor of General
           Electric Company in the principal sum of $1,500,000,
           as amended. (1)                                           *

4.10       Promissory Note, dated January 31, 1996, by
           American Shared-CuraCare and CuraCare, Inc. in favor
           of DVI Business Credit Receivables Corporation, in
           the principal sum of $4,000,000. (2)                      *

4.11       Promissory Note, dated May 17, 1995, by
           American Shared-CuraCare and CuraCare, Inc. in favor
           of DVI Financial Services Inc. in the principal sum
           of $2,500,000. (1)                                        *

4.12       Security Agreement, dated as of May 17, 1995,
           by and between American Shared Hospital Services and
           General Electric Company, acting through GE Medical
           Systems. (1)                                              *

- --------------------

      *    Not applicable

     (1) These documents were filed as Exhibits 4.8, 4.9, 4.11 and 4.12, respectively, to registrant's Registration Statement on Form S-1 (Registration No. 33-63721) filed on
           October 26, 1995, which is incorporated herein by this reference.

     (2) This document was filed as Exhibit 4.10 to registrant's Pre-Effective Amendment No. 1 to the Registration Statement on
           Form S-1 (Registration No. 33-63721) filed on March
           29, 1996, which is incorporated herein by this reference.

4.13       Agreement and Proxy, dated as of May 12, 1995 by          *
           Ernest A. Bates, M.D. Accepted and Agreed to by
           Anchor National Life Insurance Company, Sun Life
           Insurance Company of America, SunAmerica Inc., AIF
           II, L.P., Lion Advisors, L.P., Grace Brothers, Ltd., and Upchurch Living Trust U/A/D 12/14/90. (1)

4.14       Assignment and Assumption Agreement, dated as
           of December 31, 1995, between American Shared
           Hospital Services (assignor) and American Shared
           Radiosurgery Services (assignee). (2)                     *

4.15       Assignment and Assumption Agreement, dated as
           of December 31, 1995, between American Shared
           Radiosurgery Services (assignor) and GK Financing,
           LLC (assignee). (2)                                       *

4.16 USC University Hospital Option Agreement, dated February 3, 1996, among American Shared
           Hospital Services, Ernest A. Bates, M.D. and GK
           Financing, LLC. (2) *

4.17       Assignment and Assumption Agreement, dated as
           of February 1, 1996, among Ernest A. Bates, M.D.
           (assignor) and GK Financing, LLC (assignee). (2)          *

4.18       Assignment and Assumption Agreement,effective
           as of February 3, 1996, among Ernest A. Bates, M.D.
           (assignor) and GK Financing, LLC (assignee). (2)          *

           --------------------

      *    Not applicable

     (1) This document was filed as Exhibit 4.13 to registrant's Registration Statement on Form S-1 (Registration No. 33-63721) filed on October 26, 1995,, which is incorporated herein by this reference.

     (2) These documents were filed as Exhibit 4.14, 4.15, 4.16, 4.17 and 4.18, respectively, to registrant's Pre- Effective Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 33-63721) filed on March 29, 1996, which is incorporated herein by this reference.

4.19       Promissory Note, dated January 1, 1995, by

           American Shared-CuraCare in favor of General
           Electric Company, acting through GE Medical Systems,
           in the principal sum of $2,000,000, as amended. (1)       *

4.20       Promissory Note, dated January 1, 1995, by
           American Shared-CuraCare in favor of General
           Electric Company, in the principal sum of
           $481,667.81, as amended. (1)                              *

10.1       The Company's 1984 Stock Option Plan,
           as amended. (2)                                           *

10.2       The Company's 1995 Stock Option Plan.(3)                  *

10.3       Form of Indemnification Agreement between
           American Shared Hospital Services and members of its
           Board of Directors. (2)                                   *

- --------------------

      *    Not applicable

     (1) These documents were filed as Exhibits 4.19 and 4.20, respectively, to the registrant's Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 33-63721) filed on March 29, 1996, which is incorporated herein by this reference.

     (2) These documents were filed as Exhibits 10.24 and 10.35, respectively, to registrant's Registration Statement on Form S-2 (Registration No. 33-23416), which is incorporated herein by this reference.

     (3) This document was filed as Exhibit A to registrant's Proxy Statement filed on August 31, 1995, which is incorporated herein by this reference.

10.4 Agreement, effective as of November 1, 1994, by and among General Electric Company, acting through GE Medical Systems, and American Shared
           Hospital Services, and certain of its subsidiaries.
           (1)                                                       *

10.5       Note Purchase Agreement dated as of May 12, 1995,
           by and among Anchor National Life Insurance Company,
           Sun Life Insurance Company of America, and
           SunAmerica Inc., AIF II, L.P., Lion Advisors, L.P.,
           Grace Brothers, Ltd., Upchurch Living Trust U/A/D
           12/14/90, American Shared Hospital Services and
           Ernest A. Bates, M.D.(2)                                  *

10.6       Loan and Security Agreement, dated as of May 17,
           1995, among American Shared-Curacare and Curacare,
           Inc., American Shared Hospital Services, Ernest A.
           Bates, M.D. and DVI Business Credit Receivables
           Corporation. (3)                                          *

10.7       Loan and Security Agreement, dated as of May 17,
           1995, among American Shared-CuraCare and CuraCare,
           Inc., American Shared Hospital Services, Ernest A.
           Bates, M.D. and DVI Financial Services Inc. (2)           *

- --------------------

      *    Not applicable

     (1) This document was filed as Exhibit 10.49 to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, which is incorporated herein by this reference.

     (2) These documents were filed as Exhibits 10.5 and 10.7, respectively, to registrant's Registration Statement on Form S-1 (Registration No. 33-63721) filed on October 26, 1995, which is incorporated herein by this reference.

     (3) This document was filed as Exhibit 10.6 to registrant's Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 33-63721) filed on March 29, 1996, which is incorporated herein by this reference.

10.8       Form of Unconditional Continuing Guaranty of
           American Shared Hospital Services. (1)                    *

10.9       Form of Unconditional Continuing Guaranty
           of Ernest A. Bates, M.D. (1)                              *

10.10      Intercreditor Agreement, dated as of May 17,
           1995, among American Shared Hospital Services,
           American Shared- CuraCare, DVI Financial Services
           Inc. and DVI Business Credit Receivables Corporation
           and General Electric Company, acting through GE
           Medical Systems. (1)                                      *

- --------------------

      *    Not applicable

     (1) These documents were filed as Exhibits 10.8, 10.9 and 10.10, respectively, to registrant's Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 33-63721) filed on March 29, 1996, which is incorporated herein by this reference.

10.11      Ernest A. Bates Stock Option
           Agreement, dated August 15, 1995. (1)                     *

10.12      Operating Agreement for GK Financing, LLC,
           dated as of October 17, 1995.(2)                          *

10.13 Amendments dated as of October 26, 1995, and as of December 20, 1995 to the GK Financing, LLC
           Operating Agreement, dated as of October 17, 995.
           (3)                                                       *

21         Subsidiaries of American Shared
           Hospital Services. (3)                                    *

23.1       Consent of Ernst & Young LLP.

- --------------------

      *    Not applicable

     (1) This document was filed as Exhibit B to registrant's Proxy Statement filed on August 31, 1995, which is incorporated herein by this reference.

     (2) This document was previously filed as Exhibit 10.12 to registrant's Registration Statement on Form S-1 (Registration No. 33-63721) filed on October 26, 1995, which is incorporated herein by this reference.

     (3) These documents were filed as Exhibits 10.13 and 21, respectively, to registrant's Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 33-63721) filed on March 29, 1996, which is incorporated herein by this reference.