Form 10-Q
period 1996-03-31
AMERICAN SHARED HOSPITAL SERVICES
filed 1996-05-15
CIK 744825

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 0-12849

                        AMERICAN SHARED HOSPITAL SERVICES
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         California                                      94-2918118
- -------------------------------                  -------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

Four Embarcadero Center, Suite 3620, San Francisco, California      94111
- --------------------------------------------------------------     -------------
         (Address of Principal Executive Of                           (Zip Code)

Registrant's telephone number, including area code: (415) 788-5300

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ----    ----

         As of May 10, 1996: there are outstanding 4,342,254 shares of the Registrant's common stock.

                        AMERICAN SHARED HOSPITAL SERVICES
      PART I - FINANCIAL INFORMATION CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                          (unaudited)                (audited)
             ASSETS                                                    March 31, 1996            Dec. 31, 1995
  ------------------------------------------                           --------------            -------------
  Current assets:
         Cash and cash equivalents                                       $    510,000             $    452,000
         Restricted cash                                                      799,000                  493,000
         Receivables, less allowance for
            uncollectible accounts of
            $1,407,000 ($1,448,000 in 1995):
                  Trade accounts receivable                                 6,132,000                6,251,000
                  Other receivables                                           178,000                  202,000
                  Note receivable from officer                                      0                   57,000
                                                                         ------------             ------------
                                                                            6,310,000                6,510,000

         Inventories                                                           45,000                   67,000
         Prepaid expenses and other current assets                            505,000                1,124,000
                                                                         ------------             ------------

  TOTAL CURRENT ASSETS                                                      8,169,000                8,646,000

  Note Receivable from officer, less current portion                                0                  191,000

  Property and equipment:
         Land, buildings and improvements                                   1,275,000                1,560,000
         Medical, transportation & office equipment                        10,013,000                7,453,000
         Capitalized lease equipment                                       25,704,000               24,673,000
                                                                         ------------             ------------
                                                                           36,992,000               33,686,000
         Accumulated depreciation  & amortization                         (15,323,000)             (14,015,000)
                                                                         ------------             ------------
  Net property and equipment                                               21,669,000               19,671,000





  Intangible assets, less accumulated amortization                          1,340,000                1,462,000


  Other assets                                                              1,502,000                1,375,000
                                                                         ------------             ------------

  TOTAL ASSETS                                                           $ 32,680,000             $ 31,345,000
                                                                         ============             ============


  LIABILITIES AND
  STOCKHOLDERS' EQUITY                                                    (unaudited)                (audited)
  (NET CAPITAL DEFICIENCY)                                             March 31, 1996            Dec. 31, 1995
  ------------------------                                             --------------            -------------

  Current liabilities:

      Accounts payable                                                   $  4,544,000             $  3,524,000
      Accrued  interest                                                        81,000                  170,000
      Employee compensation                                                 1,184,000                1,175,000
      Other accrued liabilities                                               828,000                1,077,000
      Current portion of long-term debt                                     3,463,000                2,796,000


      Current portion of obligations
           under capital leases                                             6,109,000                5,924,000
      Senior subordinated notes                                               773,000                  773,000



  TOTAL CURRENT LIABILITIES                                                16,982,000               15,439,000

  Long-term debt, less current portion                                      9,747,000                9,278,000
  Obligations under capital leases,
      less current portion                                                 16,160,000               16,847,000
  Deferred income taxes                                                       164,000                  164,000
  Minority interest                                                           682,000                  193,000
  Stockholders' equity (net capital deficiency:)

      Common stock, without par value:
          authorized shares - 10,000,000; issued
          & outstanding shares, 4,342,000
          in 1996 & 4,244,000 in 1995                                      10,636,000               10,635,000
      Common stock options issued to officer                                2,414,000                2,414,000
      Additional paid-in capital                                              930,000                  930,000
      Accumulated deficit                                                 (25,035,000)             (24,555,000)
                                                                         ------------             ------------
      Total stockholders' equity
          (net capital deficiency)                                        (11,055,000)             (10,576,000)
                                                                         ------------             ------------


  TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (NET CAPITAL DEFICIENCY)                                    $ 32,680,000             $ 31,345,000
                                                                         ============             ============



       See Accompanying Notes

                        AMERICAN SHARED HOSPITAL SERVICES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three months ended March 31
                                                       1996                1995
                                                    -----------        ------------

  REVENUES:

      Medical services                              $ 8,939,000        $  8,672,000

  COSTS AND EXPENSES:
      Costs of operations:

            Medical services payroll                  1,768,000           1,711,000

            Maintenance and supplies                  1,785,000           1,664,000

            Depreciation and amortization             1,661,000           2,340,000

            Equipment rental                          1,034,000             433,000

            Other                                       941,000             858,000
                                                    -----------        ------------
                                                      7,189,000           7,006,000

      Selling and administrative                      1,223,000           1,302,000

      Interest                                        1,076,000           1,750,000
                                                    -----------        ------------


  Total costs and expenses                            9,488,000          10,058,000
                                                    -----------        ------------

  Equity in earnings of partnerships                     42,000              16,000

  Gain on sale of assets and equipment                   11,000               8,000

  Interest and other income                              10,000              79,000
                                                    -----------        ------------

  Loss before income taxes                             (486,000)         (1,283,000)

   Income tax expense (benefit)                          (6,000)                  0
                                                    -----------        ------------
   Net loss                                         ($  480,000)       ($ 1,283,000)
                                                    ===========        ============

   Net loss per share                               ($     0.11)       ($      0.45)
                                                    ===========        ============

   Common shares and equivalents used
       in computing per share amounts                 4,282,000           2,867,000
                                                    -----------        ------------


                             See Accompanying Notes

                        AMERICAN SHARED HOSPITAL SERVICES
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                 Three Months Ended March 31

  OPERATING ACTIVITIES:                                                             1996           1995
                                                                                 -----------    -----------
  Net Loss                                                                       $  (480,000)   $(1,283,000)
  Adjustment to reconcile net loss to net

    cash provided by (used in) operating activities:

               Gain on sale of property & equipment                                  (11,000)        (8,000)

               Depreciation and amortization                                       1,762,000      2,502,000

               Equity in (earnings) losses of partnerships                           (42,000)       (16,000)

  Changes in operating assets and liabilities:

               Decrease (increase) in accounts receivable                            143,000        670,000

               Decrease (increase) in prepaid expenses                               619,000        149,000

               Decrease in inventories                                                22,000         21,000

               Increase (decrease) in accounts payable and accrued liabilities       691,000       (234,000)

               (Increase) decrease in restricted cash                               (306,000)             0
                                                                                 -----------    -----------
  Net cash provided by operating activities                                        2,398,000      1,801,000

  INVESTING ACTIVITIES

  Purchase of property & equipment (net of financing)                                (31,000)       (32,000)

  Proceeds from sale of property & equipment                                         675,000         15,000

  Increase in minority interest                                                      489,000              0

  Other                                                                              (73,000)       (59,000)
                                                                                 -----------    -----------
  Net cash provided by (used in) investing activities                              1,060,000        (76,000)

  FINANCING ACTIVITIES

  Payment for exercise of warrants                                                     1,000              0

  Principal payments on long-term debt                                            (3,401,000)    (2,208,000)
                                                                                 -----------    -----------
  Net cash provided by (used in) financing activities                             (3,400,000)
                                                                                 -----------    -----------
  Net increase (decrease) in cash and cash equivalents                                58,000       (483,000)

  Cash and cash equivalents at beginning of period                                   452,000      1,225,000
                                                                                 -----------    -----------
  Cash and cash equivalents at end of period                                     $   510,000    $   742,000
                                                                                 ===========    ===========
  SUPPLEMENTAL CASH FLOW DISCLOSURE

  Cash paid during the period for:

               Interest                                                          $ 1,165,000    $ 1,220,000
                                                                                 ===========    ===========
               Income taxes                                                      $    19,000    $    54,000
                                                                                 ===========    ===========

See accompanying notes

                        AMERICAN SHARED HOSPITAL SERVICES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                    (Unaudited)

     Note 1. Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly American Shared Hospital Services' (the "Company") consolidated financial position as of March 31, 1996 and the results of its operations for the three months ended March 31, 1996 and 1995, which results are not necessarily indicative of results on an annual basis. Consolidated balance sheet amounts as of December 31, 1995 have been derived from audited financial statements. These financial statements include the accounts of the Company and its wholly owned subsidiaries, CuraCare, Inc., MMRI, Inc., European Shared Medical Services Limited, American Shared Radiosurgery Services, African American Church Health and Economic Services, Inc., ACHES Insurance Services, Inc. and its majority-owned subsidiary, GK Financing, LLC. All significant intercompany accounts and transactions have been eliminated.

     The Company has incurred net losses before extraordinary items of $12,459,000, $5,537,000 and $15,644,000 in 1995, 1994 and 1993,
     respectively. At March 31, 1996, the Company has a working capital deficiency of $8,813,000 and a net capital deficiency of $11,055,000. In addition, the Company will not have sufficient cash resources to repay its debt obligations at maturity and will be required to seek new financing. There can be no assurance that such financing will be available or that the terms of any such financing will be acceptable to the Company.

     These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

     Note 2.  Per Share Amounts

     Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

     Medical Services revenues increased $267,000 to $8,939,000 for the three months ended March 31, 1996 compared to $8,672,000 for the three months ended March 31, 1995.

Revenues from Magnetic Resonance Imaging (MRI) service increased $920,000 or 15% compared to the same period in the prior year due primarily to the commencement of new customer contracts and increased utilization from contracts commenced in prior periods. The Company had a net increase of approximately 16 new MRI customer contracts as of March 31, 1996 compared to March 31, 1995.

Computed Tomography (CT) revenues decreased $28,000 compared to the same period in the prior year due to lower revenue generation from mobile routes and conversion of certain units from mobile routes to interim rentals. Nuclear Medicine and Ultrasound revenues decreased $122,000 compared to the same period in the prior year as a result of a reduction in mobile ultrasound revenues, one less in-house ultrasound contract, and a reduction in mobile nuclear medicine revenues.

Respiratory Therapy Services revenues decreased $412,000 during the first quarter of 1996 compared to the same period in the prior year due to the termination of four contracts.

Gamma Knife revenues decreased $95,000 during the first quarter of 1996 compared to the same period in the prior year due to decreased utilization.

Total cost of operations increased $183,000 from $7,006,000 for the three months ended March 31, 1995 to $7,189,000 for the three months ended March 31, 1996. This resulted primarily from increases in medical services payroll costs, maintenance and supplies, equipment rental and other operating costs partially offset by a decrease in depreciation and amortization. Medical services payroll costs increased $57,000 from $1,711,000 in 1995 compared to $1,768,000 in 1996.
The increase is primarily attributable to the commencement of a new mobile route and two staffed interim rental units. Maintenance and supplies increased $121,000 from $1,664,000 in 1995 compared to $1,785,000 in 1996 primarily due to the commencement of one new MRI mobile unit and five MRI rental units. Depreciation and amortization decreased $679,000 from $2,340,000 in 1995 to $1,661,000 in 1996. The decrease is primarily attributable to the adoption of Financial Accounting Standards No. 121 (FAS 121) during second quarter 1995 as explained in further detail below. In addition, the majority of capital leases were extended as of October 1, 1995 thereby extending the depreciable life of the asset (as leased assets are depreciated based on lease terms) and decreasing depreciation expense. Equipment rental increased $601,000 from $433,000 in 1995 to $1,034,000 in 1996 primarily due to the commencement of eight MRI rental units. Other operating costs increased $83,000 from $858,000 in 1995 to $941,000 in 1996 primarily due to an increase in MRI space rental costs and physician reading fees.

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

Selling and Administrative costs decreased $79,000 from $1,302,000 in 1995 to $1,223,000 in 1996 due primarily to reduced amortization of goodwill and deferred costs.

Interest expense decreased $674,000 from $1,750,000 in the first quarter of 1995 to $1,076,000 in 1996 primarily due to the Company's repurchase in May 1995 of $17,694,000 aggregate principal amount of its Senior Subordinated Notes.

The Company had a net loss of $480,000 for the three month period ended March 31, 1996 compared to a net loss of $1,283,000 for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $510,000 at March 31, 1996 compared to $452,000 at December 31, 1995. The Company's cash position increased $58,000 in the first quarter of 1996 due primarily to increased collections on its trade receivables.

On May 17, 1995, the Company repurchased for cash and securities approximately 96% of its outstanding Subordinated Notes. This purchase, together with the various amendments to the Company's equipment leases, and the availability of up to $8,000,000 of new debt financing, concluded a broad restructuring of the Company's obligations as more fully explained in the Company's 1995 Form 10-K.

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

In connection with the issuance of GE Notes, the Company issued Warrants to GE to purchase an aggregate of 225,000 Common Shares for $0.01 per share. Effective March 5, 1996, 97,853 of the GE Warrants were exercised to purchase 97,853 Common Shares.

In the latter part of March, 1996 the Company sold its Modesto buildings for $650,000 in cash. The cash proceeds were used to reduce the Company's borrowings under its revolving line of credit.

   The various restructuring transactions described above cured all of the Company's outstanding defaults relating to its debt and lease obligations. The Company nevertheless remains highly leveraged and has significant cash payment requirements under its equipment leases and credit facilities. Scheduled cash equipment capital lease payments and operating lease payments during the 12 months ending December 31, 1996 are $8,313,000 and $834,000, respectively, with related maintenance commitments of approximately $1,847,000. Scheduled interest and principal payments under the Company's other debt obligations during such period are approximately $4,824,000. In order to generate sufficient cash to satisfy these obligations as they become due, the Company's management will do the following: (i) continue to implement its program of expense reductions;
   (ii) identify and sell non-essential assets; (iii) negotiate favorable concessions from major creditors; (iv) enhance revenues by increasing customer contracts and equipment utilization; and (v) offer to exchange equity in the Company for interest bearing debt. There can be no assurance that these measures will defer or eliminate cash payments sufficient to enable the Company to meet its scheduled obligations.

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

            None.

Item 3.     Defaults upon Senior Securities

            None.

Item 4.     Submission of Matters to a Vote of Securities Holders.

            None.

Item 5.     Other Information.

            On May 13, 1996 the U.S. Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1 (File No. 33-63721), registering for re-sale by certain security holders 1,290,853 common shares, 441,147 Warrants, and the 441,147 common shares underlying such Warrants. The Company is contractually obligated to keep such Registration Statement effective for three years.

Item 6.     Exhibits and Reports on Form 8-K.

            (a)    Exhibits

                   The following exhibit is filed herewith:

                   Exhibit
                   Number               Description
                   ------          -----------------------

                   27              Financial Data Schedule

            (b)    Reports on Form 8-K

                   None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        AMERICAN SHARED HOSPITAL SERVICES
                                   Registrant

Date:    May 15, 1996                       /s/ Ernest A. Bates, M.D.
                                            ------------------------------
                                            Ernest A. Bates, M.D.
                                            Chairman of the Board and
                                            Chief Executive Officer




Date:    May 15, 1996                       /s/ James A. Gordin
                                            ------------------------------
                                            James A. Gordin
                                            Vice President - Acting
                                            Chief Financial Officer