Form 10-Q
period 1996-06-30
AMERICAN SHARED HOSPITAL SERVICES
filed 1996-08-13
CIK 744825

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________________ TO ____________________

COMMISSION FILE NUMBER 0-12849


                        AMERICAN SHARED HOSPITAL SERVICES
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            CALIFORNIA                                  94-2918118
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)


FOUR EMBARCADERO CENTER, SUITE 3620, SAN FRANCISCO, CALIFORNIA        94111
- --------------------------------------------------------------      ----------
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (415) 788-5300


         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES  X    NO
                                             -----    -----

         AS OF AUGUST 7, 1996: THERE ARE OUTSTANDING 4,629,190 SHARES OF THE REGISTRANT'S COMMON STOCK.

                        AMERICAN SHARED HOSPITAL SERVICES
     PART I - FINANCIAL INFORMATION - CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                           (unaudited)         (audited)
           ASSETS                                        June 30, 1996       Dec. 31, 1995
- -------------------------------------------------        -------------       -------------
Current assets:
       Cash and cash equivalents                         $    327,000        $    452,000
       Restricted cash                                        827,000             493,000
       Receivables, less allowance for
          uncollectible accounts of
          $1,258,000 ($1,448,000 in 1995):
                Trade accounts receivable                   6,318,000           6,251,000
                Other receivables                             178,000             202,000
                Note receivable from officer                        0              57,000
                                                         ------------        ------------
                                                            6,496,000           6,510,000

       Inventories                                             45,000              67,000
       Prepaid expenses and other current assets              627,000           1,124,000
                                                         ------------        ------------

TOTAL CURRENT ASSETS                                        8,322,000           8,646,000

Note Receivable from officer, less current portion                  0             191,000

Property and equipment:
       Land, buildings and improvements                     1,508,000           1,560,000
       Medical, transportation & office equipment          10,185,000           7,453,000
       Capitalized lease equipment                         27,111,000          24,673,000
                                                         ------------        ------------
                                                           38,804,000          33,686,000
       Accumulated depreciation  & amortization           (16,966,000)        (14,015,000)
                                                         ------------        ------------
Net property and equipment                                 21,838,000          19,671,000



Intangible assets, less accumulated amortization            1,336,000           1,462,000

Other assets                                                1,501,000           1,375,000
                                                         ------------        ------------

TOTAL ASSETS                                             $ 32,997,000        $ 31,345,000
                                                         ============        ============






 LIABILITIES AND
 STOCKHOLDERS' EQUITY                                                 (unaudited)         (audited)
 (NET CAPITAL DEFICIENCY)                                            June 30, 1996       Dec. 31,1995
 ------------------------                                            -------------       ------------
 Current liabilities:

     Accounts payable                                                $  4,244,000        $  3,524,000
     Accrued  interest                                                     72,000             170,000
     Employee compensation                                                854,000           1,175,000
     Other accrued liabilities                                          1,124,000           1,077,000
     Current portion of long-term debt                                  6,913,000           2,796,000
     Current portion of obligations
          under capital leases                                          6,287,000           5,924,000
     Senior subordinated notes                                            773,000             773,000

                                                                     ------------        ------------

 TOTAL CURRENT LIABILITIES                                             20,267,000          15,439,000

 Long-term debt, less current portion                                   6,631,000           9,278,000
 Obligations under capital leases,
     less current portion                                              16,277,000          16,847,000
 Deferred income taxes                                                    164,000             164,000
 Minority interest                                                        682,000             193,000
 Stockholders' equity (net capital deficiency):
     Common stock, without par value:
         authorized shares - 10,000,000; issued
         & outstanding shares, 4,342,000
         in 1996 & 4,244,000 in 1995                                   10,636,000          10,635,000
     Common stock options issued to officer                             2,414,000           2,414,000
     Additional paid-in capital                                           930,000             930,000
     Accumulated deficit                                              (25,004,000)        (24,555,000)
                                                                     ------------        ------------
     Total stockholders' equity
         (net capital deficiency)                                     (11,024,000)        (10,576,000)
                                                                     ------------        ------------

 TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (NET CAPITAL DEFICIENCY)                                 $ 32,997,000        $ 31,345,000
                                                                     ============        ============


                             See Accompanying Notes

                        AMERICAN SHARED HOSPITAL SERVICES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three months ended June 30,             Six months ended June 30,
                                                              1996               1995                1996                1995
                                                              ----               ----                ----                ----
REVENUES:

       Medical Services                                 $  9,202,000        $  8,468,000        $ 18,141,000        $ 17,140,000

COSTS AND EXPENSES:
       Costs of operations:

          Medical services payroll                         1,790,000           1,762,000           3,558,000           3,473,000

          Maintenance and supplies                         1,636,000           1,748,000           3,421,000           3,412,000

          Depreciation and amortization                    1,747,000           2,283,000           3,408,000           4,623,000

          Write-down of equipment                                  0           3,825,000                   0           3,825,000

          Equipment rental                                   804,000             775,000           1,838,000           1,208,000

          Other                                              994,000           1,047,000           1,935,000           1,905,000
                                                        ------------        ------------        ------------        ------------
                                                           6,971,000          11,440,000          14,160,000          18,446,000
       Selling and administrative                          1,263,000           1,656,000           2,486,000           2,958,000

       Interest                                              996,000           1,524,000           2,072,000           3,274,000

       Write-down of intangible assets                             0             600,000                   0             600,000
                                                        ------------        ------------        ------------        ------------
Total costs and expenses                                   9,230,000          15,220,000          18,718,000          25,278,000

Equity in earnings (losses)  of partnerships                  (1,000)              7,000              41,000              23,000

Gain (loss) on sale of assets                                 13,000             (54,000)             24,000             (46,000)

Interest and other income                                     47,000              29,000              57,000             108,000
                                                        ------------        ------------        ------------        ------------
Income (loss) before income taxes &
       extraordinary item                                     31,000          (6,770,000)           (455,000)         (8,053,000)

Income tax expense (benefit)                                       0                   0              (6,000)                  0
                                                        ------------        ------------        ------------        ------------
Income (loss) before extraordinary item                       31,000          (6,770,000)           (449,000)         (8,053,000)

Extraordinary item - gain on early
       extinguishment of debt                                      0          20,378,000                   0          20,378,000
                                                        ------------        ------------        ------------        ------------
Net income (loss)                                       $     31,000        $ 13,608,000        ($   449,000)       $ 12,325,000
                                                        ============        ============        ============        ============
Income (loss) per share:

          Income (loss) before extraordinary item       $       0.01        ($      1.50)       ($      0.10)       ($      2.18)
          Extraordinary Item                            $       0.00        $       4.52        $       0.00        $       5.51
                                                        ------------        ------------        ------------        ------------
          Net income (loss)                             $       0.01        $       3.02        ($      0.10)       $       3.33
                                                        ============        ============        ============        ============
Common shares and equivalents used in
       computing per share amounts                         6,135,000           4,506,000           4,312,000           3,700,000
                                                        ------------        ------------        ------------        ------------



                             See Accompanying Notes

                        AMERICAN SHARED HOSPITAL SERVICES
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                    Six Months Ended June 30,
                                                                                      1996              1995
                                                                                      ----              ----
OPERATING ACTIVITIES:

Net income (loss)                                                              ($   449,000)       $ 12,325,000
Adjustment to reconcile net loss to net
  cash provided by (used in) operating activities:
         Extraordinary gain after income taxes                                            0         (20,378,000)
         (Gain) loss on sale of assets                                              (24,000)             46,000
         Depreciation and amortization                                            3,578,000           4,928,000
         Write-down of equipment                                                          0           3,825,000
         Write-down of intangible assets                                                  0             600,000
         Equity in (earnings) of partnerships                                       (41,000)            (23,000)
         Compensation expense related to stock grants                                     0             265,000
Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable                                 (43,000)            798,000
         Decrease in inventories                                                     22,000              33,000
         Decrease in prepaid expenses and other assets                              497,000             208,000
         Increase (decrease) in accounts payable and accrued liabilities            348,000            (377,000)
         (Increase) decrease in restricted cash                                    (334,000)                  0
                                                                               ------------        ------------
Net cash provided by operating activities                                         3,554,000           2,250,000

INVESTING ACTIVITIES:
Payment for purchase of property and equipment                                      (33,000)            209,000
Proceeds from sale and disposition of property and equipment                        696,000              63,000
Increase in minority interest                                                       489,000                   0
Distributions received from partnership                                              15,000                   0
Other                                                                              (138,000)           (111,000)
                                                                               ------------        ------------
Net cash provided by investing activities                                         1,029,000             161,000

FINANCING ACTIVITIES:
Payment for repurchase of bonds                                                           0          (3,893,000)
Proceeds from loan agreement                                                              0           7,000,000
Payment for exercise of warrants                                                      1,000                   0
Principal payments on long-term debt and obligations
   under capital leases                                                          (4,709,000)         (5,719,000)
Other                                                                                     0            (563,000)
                                                                               ------------        ------------
Net cash used in financing activities                                            (4,708,000)         (3,175,000)
                                                                               ------------        ------------
Net decrease in cash and cash equivalents                                          (125,000)           (764,000)
Cash and cash equivalents at beginning of period                                    452,000           1,225,000
                                                                               ------------        ------------
Cash and cash equivalents at end of period                                     $    327,000        $    461,000
                                                                               ============        ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the period for:
                  Interest                                                     $  2,171,000        $  2,770,000
                                                                               ============        ============
                  Income taxes                                                 $     19,000        $     54,000
                                                                               ============        ============



                             See accompanying notes

                        AMERICAN SHARED HOSPITAL SERVICES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly American Shared Hospital Services' (the "Company") consolidated financial position as of June 30, 1996 and the results of its operations for the three and six month periods ended June 30, 1996 and 1995, which results are not necessarily indicative of results on an annual basis. Consolidated balance sheet amounts as of December 31, 1995 have been derived from audited financial statements. These financial statements include the accounts of the Company and its wholly owned subsidiaries, CuraCare, Inc., MMRI, Inc., European Shared Medical Services Limited, American Shared Radiosurgery Services, African American Church Health and Economic Services, Inc., ACHES Insurance Services, Inc. and the Company's majority-owned subsidiary, GK Financing, LLC. All significant intercompany accounts and transactions have been eliminated.

The Company has incurred net losses before extraordinary items of $12,459,000, $5,537,000 and $15,644,000 in 1995, 1994 and 1993, respectively. At June 30,
1996, the Company has a working capital deficiency of $11,945,000 and a net capital deficiency of $11,024,000. In addition the Company will not have sufficient cash resources to repay its debt obligations at maturity and will be required to seek new financing. There can be no assurance that such financing will be available or that the terms of any such financing will be acceptable to the Company.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Medical Services revenues increased $734,000 and $1,001,000 for the three and six month periods ended June 30, 1996 from $8,468,000 and $17,140,000 for the three and six month periods ended June 30, 1995.

Revenues from Magnetic Resonance Imaging (MRI) service increased $671,000 and $1,591,000 for the three and six month periods ended June 30, 1996 compared to the same periods in the prior year. The increases are primarily due to the commencement of new customer contracts on four additional units and increased utilization from contracts commenced in prior periods. The Company had a net increase of approximately 11 new MRI customer contracts as of June 30, 1996 compared to June 30, 1995.

Computed Tomography (CT) revenues decreased $20,000 and $48,000 for the three and six month periods ended June 30, 1996 compared to the same periods in the prior year due to lower revenue generation from mobile routes and conversion of certain units from mobile routes to interim rentals. Nuclear Medicine and Ultrasound revenues decreased $26,000 and $148,000 for the three and six months periods ended June 30, 1996 compared to the same periods in the prior year as a result of utilization decreases in mobile Ultrasound and Nuclear Medicine.

Contract Service Revenues consisting of respiratory therapy services and cardiac catheterization laboratory revenues decreased $140,000 and $552,000 for the three and six month periods ended June 30, 1996 compared to the same periods in the prior year due to the termination of four respiratory therapy contracts. The decrease in respiratory therapy services revenues was partially offset by the commencement of a cardiac catheterization laboratory contract in second quarter 1996.

Gamma Knife revenues increased $248,000 and $153,000 for the three and six month periods ended June 30, 1996 compared to the same periods in the prior year. The revenue increase was due to inclusion of a second Gamma Knife unit, offset by reduced revenues from the Company's first Gamma Knife unit as a result of a contract extension and reduced pricing.

Total cost of operations, exclusive of write-down of equipment and intangible assets, decreased $644,000 and $461,000 for the three and six month periods ended June 30, 1996 compared to the same periods in the prior year. Medical services payroll increased $28,000 and $85,000 for the three and six month periods ended June 30, 1996 compared to the same periods in the prior year primarily due to the increase in MRI revenues. Maintenance and supplies decreased $112,000 and increased $9,000 for the three and six month periods ended June 30, 1996 compared to the same periods in the prior year. The decrease in second quarter 1996 maintenance and supplies is a result of cost savings associated with MRI maintenance contracts. Depreciation and amortization decreased $536,000 and $1,215,000 for the three and six month periods ended June 30, 1996 compared to the same periods in the prior year. The decrease is primarily attributable to the adoption of Financial Accounting Standards No. 121 (FAS 121) during the second quarter 1995 as explained in further detail below. In addition, the majority of capital leases were extended as of October 1, 1995 thereby extending the depreciable life of the asset (as leased assets are depreciated based on lease terms) and decreasing depreciation expense. Equipment rental increased $29,000 and $630,000 for the three and six months periods ended June 30, 1996 compared to the same periods in the prior year. The second quarter increase was significantly less than that for the six month period as the Company returned four rental units. Other operating costs decreased $53,000 and increased $30,000 for the three and six month periods ended June 30, 1996 compared to the same period in the prior year. The second quarter decrease results from reduced regional office costs and a reduction in costs associated with Certificate of Need applications, offset by increased fuel costs. The six month 1996 increase is due to increases in MRI space rental costs and physician reading fees.

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

Selling and Administrative costs decreased $393,000 and $472,000 for the three and six month periods ended June 30, 1996 compared to the same period in the prior year due primarily to employee medical insurance related savings and favorable resolutions of insurance claims and of a terminated building lease. Additionally, second quarter 1995 results include a charge of $265,000 to salary and wage expense for the 184,000 shares of common stock issued to the Company's Chairman and CEO, Ernest A. Bates, M.D. for his continued services to the Company and his personal guarantee of $6,500,000 of indebtedness of the Company.

Interest expense decreased $528,000 and $1,202,000 for the three and six month periods ended June 30, 1996 compared to the same periods in the prior year primarily due to the Company's repurchase in May 1995 of $17,694,000 aggregate principal amount of its Senior Subordinated Notes.

The Company has net income of $31,000 and a loss of $449,000 for the three and six months periods ended June 30, 1996 compared to net income of $13,608,000 and $12,325,000 for the same periods in the prior year. The three month and six month periods ended June 30, 1995 include an extraordinary gain on early extinguishment of debt of $20,378,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $327,000 at June 30, 1996 compared to $452,000 at December 31, 1995. The Company's cash position decreased due to its net loss of $449,000 in the first six months of 1996.

On May 17, 1995, the Company repurchased (the "Notes Repurchase") for cash and securities approximately 96% of its outstanding Senior Subordinated Notes (the "Subordinated Notes"). The Notes Repurchase, together with a December 1994 lease restructuring and the availability of up to $8,000,000 of new debt financing, concluded a broad restructuring of the Company's obligations as more fully explained in the Company's 1995 Form 10-K.

On December 29, 1995 and March 1, 1996, the Company further restructured certain of its medical equipment leases and its outstanding notes, in a principal amount of $2,361,000 (the "GE Notes") as of June 30, 1996, to extend the terms of the leases for periods of up to an additional 26 months, to defer certain monthly lease payments and to defer certain installment payments on the GE Notes in the beginning of 1996. This further restructuring results in payment reductions of approximately $1,200,000 for the Company in 1996.

In connection with the issuance of the GE Notes, the Company issued warrants to GE to purchase an aggregate of 225,000 Common Shares for $0.01 per share. Effective March 5, 1996, 97,853 of the GE Warrants were exercised to purchase 97,853 Common Shares.

In March, 1996 the Company sold its Modesto buildings for $650,000 in cash and also negotiated an increase of $500,000 in its working capital revolving line of credit. These two items will increase the Company's working capital.

The various restructuring transactions described above cured all of the Company's outstanding defaults relating to its debt and lease obligations. The Company nevertheless remains highly leveraged and has significant cash payment requirements under its equipment leases and credit facilities. Scheduled cash equipment capital lease payments and operating lease payments during the 12 months ending December 31, 1996 are $8,313,000 and $834,000, respectively, with related maintenance commitments of approximately $1,847,000. Scheduled interest and principal payments under the Company's other debt obligations during such period are approximately

$4,824,000. In order to generate sufficient cash to satisfy these obligations as they become due, the Company's management will do the following: (i) continue to implement its program of expense reductions; (ii) enhance revenues by increasing customer contracts and equipment utilization; (iii) negotiate favorable concessions from major creditors; and (iv) offer to exchange equity in the Company for interest bearing debt. There can be no assurance that these measures will generate sufficient cash to enable the Company to meet its scheduled obligations. Any inability of the Company to meet its obligations when due would result in a default which could permit the relevant obligor to accelerate the obligation and seek other remedies including seizure of the Company's medical imaging equipment. In such event, the Company would be forced to seek a liquidation under Chapter 7 or a reorganization under Chapter 11 of the United States Bankruptcy Code.

As part of its strategic efforts outlined above, on June 21, 1996 the Company commenced an exchange offer (the "Exchange Offer") for its $773,000 aggregate principal amount of Subordinated Notes. In the Exchange Offer, the Company offered to exchange approximately 700 shares of its Common Stock for each $1,000 principal amount of Subordinated Notes (and all accrued interest thereon). The purpose of the Exchange Offer is to improve the Company's capital structure and relieve the Company of the requirement to pay $836,000 of principal and interest in October, 1996 when the Subordinated Notes mature. The Exchange Offer was originally schedule to expire on July 15, 1996, but the Company has extended the expiration date to August 9, 1996. As of August 1, 1996, $413,000 aggregate principal amount of Subordinated Notes had been accepted for exchange, which will result in the issuance of approximately 287,000 additional shares of Common Stock.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

        None.

Item 2. Changes in Securities

        None.

Item 3. Defaults upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Securities Holders.

        The Company's annual meeting of shareholders was held on June 28, 1996. At the meeting, the Election of Directors was voted upon by the shareholders with the results set forth below:

         Election of Directors              In Favor                  Withheld
         ---------------------              --------                  --------
         Ernest A. Bates, M.D.              2,908,187                 29,931
         Willie R. Barnes                   2,908,187                 29,931
         Matthew Hills                      2,908,187                 29,931
         John F. Ruffle                     2,908,187                 29,931
         Stanley S. Trotman, Jr.            2,908,187                 29,931
         Augustus A. White, III, M.D.       2,908,187                 29,931
         Charles B. Wilson, M.D.            2,907,687                 30,431



        Dr. Bates, Mr. Barnes, Mr. Hills, Mr. Ruffle, Mr. Trotman, Dr. White and Dr. Wilson were elected to the Board of Directors.

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

                        AMERICAN SHARED HOSPITAL SERVICES
                                   Registrant




Date:  August 13, 1996                      /s/ Ernest A. Bates, M.D.
                                            ------------------------------------
                                            Ernest A. Bates, M.D.
                                            Chairman of the Board and
                                            Chief Executive Officer





Date:  August 13, 1996                      /s/ Craig K. Tagawa
                                            ------------------------------------
                                            Craig K. Tagawa
                                            Chief Financial Officer