Form 10-Q
period 1996-11-01
AMERICAN SHARED HOSPITAL SERVICES
filed 1996-11-14
CIK 744825

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                       __________________________________

                                   FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________

Commission file number 0-12849

                       AMERICAN SHARED HOSPITAL SERVICES
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            California                               94-2918118
--------------------------------          ----------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

Four Embarcadero Center, Suite 3620, San Francisco, California       94111
--------------------------------------------------------------     ----------
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

         As of November 8, 1996: there are outstanding 4,769,384 shares of the Registrant's common stock.

                       AMERICAN SHARED HOSPITAL SERVICES
    PART  I - FINANCIAL INFORMATION -  CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                 (unaudited)        (audited)
           ASSETS                                         September 30, 1996    Dec. 31, 1995
--------------------------------------                    ------------------    -------------
Current assets:
   Cash and cash equivalents                                   $    264,000         $452,000
   Restricted cash                                                  932,000          493,000
   Receivables, less allowance for
      uncollectible accounts of
      $1,202,000 ($1,448,000 in 1995):
          Trade accounts receivable                               6,432,000        6,251,000
          Other receivables                                         146,000          202,000
          Note receivable from officer                                    0           57,000
                                                               ------------     ------------
                                                                  6,578,000        6,510,000

   Inventories                                                       45,000           67,000
   Prepaid expenses and other current assets                        826,000        1,124,000
                                                               ------------     ------------

TOTAL CURRENT ASSETS                                              8,645,000        8,646,000

Note Receivable from officer, less
  current portion                                                         0          191,000

Property and equipment:
   Land, buildings and improvements                               1,474,000        1,560,000
   Medical, transportation & office equipment                    10,059,000        7,453,000
   Capitalized lease equipment                                   29,283,000       24,673,000
                                                               ------------     ------------
                                                                 40,816,000       33,686,000
   Accumulated depreciation  & amortization                     (17,518,000)     (14,015,000)
                                                               ------------     ------------
Net property and equipment                                       23,298,000       19,671,000



Intangible assets, less accumulated amortization                  1,295,000        1,462,000

Other assets                                                      1,485,000        1,375,000
                                                               ------------     ------------
TOTAL ASSETS                                                   $ 34,723,000     $ 31,345,000
                                                               ============     ============




LIABILITIES AND
STOCKHOLDERS' EQUITY                                            (unaudited)        (audited)
(NET CAPITAL DEFICIENCY)                                 September 30, 1996    Dec. 31, 1995
---------------------------------------------            ------------------    -------------
Current liabilities:

   Accounts payable                                              $4,536,000       $3,524,000
   Accrued  interest                                                 98,000          170,000
   Employee compensation and benefits                             1,102,000        1,175,000
   Other accrued liabilities                                      1,122,000        1,077,000
   Current portion of long-term debt                              7,074,000        2,796,000
   Current portion of obligations
     under capital leases                                         6,234,000        5,924,000
   Senior subordinated notes                                        360,000          773,000
                                                               ------------     ------------
TOTAL CURRENT LIABILITIES                                        20,526,000       15,439,000

Long-term debt, less current portion                              5,992,000        9,278,000
Obligations under capital leases,
   less current portion                                          17,893,000       16,847,000
Deferred income taxes                                               164,000          164,000
Minority interest                                                   682,000          193,000
Stockholders' equity (net capital deficiency):
   Common stock, without par value:
      authorized shares - 10,000,000; issued
      & outstanding shares, 4,769,000
      in 1996 & 4,244,000 in 1995                                11,089,000       10,635,000
   Common stock options issued to officer                         2,414,000        2,414,000
   Additional paid-in capital                                       930,000          930,000
   Accumulated deficit                                          (24,967,000)     (24,555,000)
                                                               ------------     ------------
   Total stockholders' equity (net capital deficiency)          (10,534,000)     (10,576,000)
                                                               ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (NET CAPITAL DEFICIENCY)                              $34,723,000      $31,345,000
                                                               ============     ============



                             See Accompanying Notes

                       AMERICAN SHARED HOSPITAL SERVICES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                   Three months ended September 30,     Nine months ended September 30,
                                                        1996               1995              1996              1995
                                                        ----               ----              ----              ----
 REVENUES:
     Medical Services                               $9,584,000          $8,377,000       $27,725,000       $25,517,000

 COSTS AND EXPENSES:
     Costs of operations:

        Medical services payroll                     1,957,000           1,739,000         5,515,000         5,212,000

        Maintenance and supplies                     1,649,000           1,679,000         5,070,000         5,091,000

        Depreciation and amortization                1,681,000           2,032,000         5,089,000         6,655,000

        Write-down of equipment                              0                   0                 0         3,825,000

        Equipment rental                               816,000             814,000         2,654,000         2,022,000

        Other                                        1,067,000             833,000         3,002,000         2,738,000
                                                --------------      --------------    --------------    --------------
                                                     7,170,000           7,097,000        21,330,000        25,543,000

     Selling and administrative                      1,362,000           1,313,000         3,848,000         4,271,000

     Interest                                        1,108,000             959,000         3,180,000         4,233,000

     Write-down of intangible assets                         0                   0                 0           600,000
                                                --------------      --------------    --------------    --------------
 Total costs and expenses                            9,640,000           9,369,000        28,358,000        34,647,000

 Equity in earnings (losses)  of partnerships          (14,000)             13,000            27,000            36,000

 Gain (loss) on sale of assets                           3,000             262,000            27,000           216,000

 Interest and other income                             105,000              33,000           162,000           141,000
                                                --------------      --------------    --------------    --------------
 Income (loss) before income taxes &
   extraordinary item                                   38,000            (684,000)         (417,000)       (8,737,000)

 Income tax expense (benefit)                            1,000                   0            (5,000)                0
                                                --------------      --------------    --------------    --------------

 Income (loss) before extraordinary item                37,000            (684,000)         (412,000)       (8,737,000)

Extraordinary item - gain on early
   extinguishment of debt                                    0                   0                 0        20,378,000
                                                --------------      --------------    --------------    --------------

 Net income (loss)                                     $37,000           ($684,000)        ($412,000)      $11,641,000
                                                ==============      ==============    ==============    ==============

 Income (loss) per share:

        Income (loss) before extraordinary item         $0.01            ($0.16)            ($0.09)           ($2.43)

        Extraordinary Item                              $0.00             $0.00              $0.00             $5.68
                                                --------------      --------------    --------------    --------------
        Net income (loss)                               $0.01            ($0.16)            ($0.09)            $3.25
                                                ==============      ==============    ==============    ==============
 Common shares and equivalents used in
   computing per share amounts                       6,297,000           4,217,000         4,407,000         3,586,000
                                                --------------      --------------    --------------    --------------



                             See Accompanying Notes

                       AMERICAN SHARED HOSPITAL SERVICES
                 Condensed Consolidated Statement of Cash Flows
                                  (Unaudited)

                                                                             Nine Months Ended September 30,
                                                                                 1996              1995
                                                                                 ----              ----
OPERATING ACTIVITIES:

                                                                                 ($412,000)      $11,641,000
Net income (loss)
Adjustment to reconcile net loss to net cash
    provided by (used in)operating activities:
       Extraordinary gain after income taxes                                             0       (20,378,000)
       (Gain) loss on sale of assets                                               (27,000)         (216,000)
       Depreciation and amortization                                             5,343,000         7,060,000
       Write-down of equipment                                                           0         3,825,000
       Write-down of intangible assets                                                   0           600,000
       Equity in (earnings) of partnerships                                        (27,000)          (36,000)
       Compensation expense related to stock grants                                      0           265,000
       Changes in operating assets and liabilities:
             (Increase) decrease in restricted cash                               (439,000)                0
             (Increase) decrease in accounts receivable                           (125,000)          622,000
             Decrease in inventories                                                22,000            48,000
             Decrease in prepaid expenses and other assets                         298,000           165,000
             Increase (decrease) in accounts payable and accrued liabilities       912,000           397,000
                                                                               -----------       -----------
Net cash provided by operating activities                                        5,545,000         3,993,000
INVESTING ACTIVITIES:
Payment for purchase of property and equipment                                    (162,000)         (158,000)
Proceeds from sale and disposition of property and equipment                       701,000           108,000
Increase in minority interest                                                      489,000                 0
Distributions received from partnership                                             15,000                 0
Other                                                                             (114,000)         (128,000)
                                                                               -----------       -----------
Net cash provided by (used in) investing activities                                929,000          (178,000)
FINANCING ACTIVITIES:
Payment for repurchase of bonds                                                          0        (3,893,000)
Proceeds from loan agreement                                                             0         7,000,000
Payment for exercise of warrants                                                     1,000                 0
Principal payments on long-term debt and obligations
  under capital leases                                                          (6,663,000)       (7,667,000)
Other                                                                                    0           113,000
                                                                               -----------       -----------
Net cash used in financing activities                                           (6,662,000)       (4,447,000)
                                                                               -----------       -----------
Net decrease in cash and cash equivalents                                         (188,000)         (632,000)
Cash and cash equivalents at beginning of period                                   452,000         1,225,000
                                                                               -----------       -----------
Cash and cash equivalents at end of period                                     $   264,000       $   593,000
                                                                               ===========       ===========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid during the period for:
Interest                                                                       $ 3,236,000       $ 3,731,000
                                                                               ===========       ===========
Income taxes                                                                       $22,000           $55,000
                                                                                   =======           =======

                             See Accompanying Notes

                       AMERICAN SHARED HOSPITAL SERVICES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

         Basis of Presentation
         ---------------------

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly American Shared Hospital Services' (the "Company") consolidated financial position as of September 30, 1996 and the results of its operations for the three and nine month periods ended September 30, 1996 and 1995, which results are not necessarily indicative of results on an annual basis. Consolidated balance sheet amounts as of December 31, 1995 have been derived from audited financial statements. These financial statements include the accounts of the Company and its wholly owned subsidiaries, CuraCare, Inc., MMRI, Inc., European Shared Medical Services Limited, American Shared Radiosurgery Services, African American Church Health and Economic Services, Inc., ACHES Insurance Services, Inc. and the Company's majority-owned subsidiary, GK Financing, LLC. All significant intercompany accounts and transactions have been eliminated.

         The Company has incurred net losses before extraordinary items of $12,459,000, $5,537,000 and $15,644,000 in 1995, 1994 and 1993,
         respectively. At September 30, 1996, the Company has a working capital deficiency of $11,881,000 and a net capital deficiency of $10,534,000. In addition the Company will not have sufficient cash resources to repay its debt obligations at maturity and will be required to seek new financing. There can be no assurance that such financing will be available or that the terms of any such financing will be acceptable to the Company.

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

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations

         Medical Services revenues increased $1,207,000 and $2,208,000 for the three and nine month periods ended September 30, 1996 from $8,377,000 and $25,517,000 for the three and nine month periods ended September 30, 1995.

         Revenues from Magnetic Resonance Imaging (MRI) service increased $870,000 and $2,461,000 for the three and nine month periods ended September 30, 1996 compared to the same periods in the prior year. The increases are primarily due to the commencement of new customer contracts on four additional units and increased utilization from contracts commenced in prior periods. The Company had a net increase of 23 new MRI customer contracts as of September 30, 1996 compared to September 30, 1995.

         Computed Tomography (CT) revenues increased $52,000 and $4,000 for the three and nine month periods ended September 30, 1996 compared to the same periods in the prior year due to consistent revenue generation from mobile routes and an increase in interim rentals. Nuclear Medicine and Ultrasound revenues increased $37,000 and decreased $111,000 for the three and nine months periods ended September 30, 1996 compared to the same periods in the prior year. The third quarter 1996 revenue increase was due to higher ultrasound revenues compared to the third quarter of 1995.

         Contract Service Revenues consisting of respiratory therapy services and cardiac catheterization laboratory revenues decreased $20,000 and $572,000 for the three and nine month periods ended September 30, 1996 compared to the same periods in the prior year due to the termination of four respiratory therapy contracts. The decrease in respiratory therapy services revenues was partially offset by the commencement of a cardiac catheterization laboratory contract in second quarter 1996.

         Gamma Knife revenues increased $263,000 and $416,000 for the three and nine month periods ended September 30, 1996 compared to the same periods in the prior year. The revenue increase was due to the commencement in service of a second Gamma Knife unit, offset by reduced revenues from the Company's first Gamma Knife unit as a result of reduced pricing in connection with a contract extension. The Company entered into contracts with two hospitals to place Gamma Knife units in service during mid to late 1997.

         Total cost of operations, exclusive of write-down of equipment and intangible assets, increased $73,000 and decreased $388,000 for the three and nine month periods ended September 30, 1996 compared to the same periods in the prior year. Medical services payroll increased $218,000 and $303,000 for the three and nine month periods ended September 30, 1996 compared to the same periods in the prior year primarily due to the staffing increases to operate additional MRI units for additional customers. Maintenance and supplies decreased $30,000 and $21,000 for the three and nine month periods ended September 30, 1996 compared to the same periods in the prior year principally as a result of cost savings associated with MRI maintenance contracts. Depreciation and amortization decreased $351,000 and $1,566,000 for the three and nine month periods ended September 30, 1996 compared to the same periods in the prior year. The decrease is primarily attributable to the adoption of Financial Accounting Standards No. 121 (FAS 121) during the second quarter 1995 as explained in further detail below. In addition, the majority of capital leases were extended as of October 1, 1995 thereby extending the depreciable life of the asset (leased assets are depreciated based on lease terms) and decreasing depreciation expense. Equipment rental increased $2,000 and $632,000 for the three and nine months periods ended September 30, 1996 compared to the same periods in the prior year. The year to date increase is primarily reflected in the first quarter prior to the company returning four rental units. Other operating costs increased $234,000 and $264,000 for the three and nine month periods ended September 30, 1996 compared to the same period in the prior year.
         The increases are primarily due to increases in fuel costs, MRI space rental costs and physician reading fees.


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


         Selling and Administrative costs increased $49,000 and decreased $423,000 for the three and nine month periods ended September 30, 1996 compared to the same periods in the prior year. The third quarter increase was primarily due to an increase in salary and wages and travel expenses related to GK Financing and ACHES Insurance Services. The year to date decrease is primarily due to a second quarter 1995 charge of $265,000 to salary and wage expense for the 184,000 shares of common stock issued to the Company's Chairman and CEO, Ernest A. Bates, M.D. for his continued services to the Company and his personal guarantee of $6,500,000 of indebtedness of the Company and reduced 1996 legal costs of approximately $120,000.

         Interest expense increased $149,000 and decreased $1,053,000 for the three and nine month periods ended September 30, 1996 compared to the same periods in the prior year. The third quarter increase reflects the Company's higher indebtedness levels and the year to date decrease is primarily due to the Company's repurchase in May 1995 of $17,694,000 aggregate principal amount of its Senior Subordinated Notes.

         The Company has net income of $37,000 and a loss of $412,000 for the three and nine months periods ended September 30, 1996 compared to net loss of $684,000 and net income of $11,641,000 for the same periods in the prior year. The nine month period ended September 30, 1995 include an extraordinary gain on early extinguishment of debt of $20,378,000.




         LIQUIDITY AND CAPITAL RESOURCES


         The Company had cash and cash equivalents of $264,000 at September 30, 1996 compared to $452,000 at December 31, 1995. The Company's cash position decreased due to its net loss of $412,000 in the first nine months of 1996.

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

         On December 29, 1995 and March 1, 1996, the Company further restructured certain of its medical equipment leases and its outstanding notes (the "GE Notes") to extend the terms of the leases for periods of up to an additional 26 months, to defer certain monthly lease payments and to defer certain installment payments due at the beginning of 1996. This further restructuring results in payment reductions of approximately $1,200,000 for the Company in 1996.

         In connection with the issuance of the GE Notes, the Company issued warrants to GE to purchase an aggregate of 225,000 Common Shares for $0.01 per share. Effective March 5, 1996 and September 26, 1996, 97,853 and 127,147 of the GE Warrants were exercised to purchase 97,853 and 127,147 Common Shares, respectively.

         The various restructuring transactions described above cured all of the Company's outstanding defaults relating to its debt and lease obligations. The Company nevertheless remains highly leveraged and has significant cash payment requirements under its equipment leases and credit facilities. Scheduled cash equipment capital lease payments and operating lease payments during the 12 months ending December 31, 1996 are $8,313,000 and $834,000, respectively, with related maintenance commitments of approximately $1,847,000.
         Scheduled interest and principal payments under the Company's other debt obligations during such period are approximately $4,824,000. In order to generate sufficient cash to satisfy these obligations as they become due, the Company's management decided to do the following: (i) continue to implement its program of expense reductions; (ii) enhance revenues by increasing customer contracts and equipment utilization;
         (iii) negotiate favorable concessions from major creditors; and (iv) offer to exchange equity in the Company for interest bearing debt. There can be no assurance that these measures will generate sufficient cash to enable the Company to meet its scheduled obligations. Any inability of the Company to meet its obligations when due would result in a default which could permit the relevant obligor to accelerate the obligation and seek other remedies including seizure of the Company's medical imaging equipment. In such event, the Company would be forced to seek a liquidation under Chapter 7 or a reorganization under Chapter 11 of the United States Bankruptcy Code.

         As part of its strategic efforts outlined above, the company in March 1996 sold its Modesto buildings for $650,000 in cash, and negotiated an increase of $500,000 in its working capital line of credit and the Company completed an exchange offer (the "Exchange Offer") for $413,000 aggregate principal amount of Subordinated Notes. In the Exchange Offer, the Company offered to exchange approximately 700 shares of its Common Stock for each $1,000 principal amount of Subordinated Notes (and all accrued interest thereon). The purpose of the Exchange Offer was to improve the Company's capital structure and relieve the Company of the requirement to pay $836,000 of principal and interest in October, 1996 when the Subordinated Notes mature. In the exchange offer, the Company issued approximately 287,000 additional shares of Common Stock. The remaining $360,000 of the Subordinated Notes were paid at maturity on October 16, 1996.


                          PART II - OTHER INFORMATION


         Item 1. Legal Proceedings.

                 None.

         Item 2. Changes in Securities

                 None.
         Item 3. Defaults upon Senior Securities

                 None.

         Item 5. Other Information.
                 ------------------

                 None.

         Item 6. Exhibits and Reports on Form 8-K.
                 ---------------------------------

                 (a)       Exhibits

                           The following exhibit is filed herewith:

                           Exhibit
                            Number               Description
                           -------               -----------
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


                       AMERICAN SHARED HOSPITAL SERVICES
                                   Registrant


Date:          November 14, 1996          /s/ Ernest A. Bates
                                         -------------------------------------
                                         Ernest A. Bates, M.D.
                                         Chairman of the Board and
                                         Chief Executive Officer




Date:          November 14, 1996          /s/ Craig K. Tagawa
                                         -------------------------------------
                                         Craig K. Tagawa
                                         Chief Financial Officer