Form 10-K405
period 1996-12-31
AMERICAN SHARED HOSPITAL SERVICES
filed 1997-03-31
CIK 744825

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------
                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                    to
                               ------------------    ----------------

Commission file number 0-12849

                        American Shared Hospital Services
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        California                                        94-2918118
------------------------------               -----------------------------------
State or other jurisdiction of               (I.R.S Employer Identification No.)
incorporation or organization

Four Embarcadero Center, Suite 3620, San Francisco, California    94111
--------------------------------------------------------------    -----
      (Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number, including area code (415)788-5300

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class                      Name of each exchange
         Title of each class                       on which registered
         -------------------                       -------------------
         Common Stock No Par Value                 American Stock Exchange
                                                   Pacific Exchange

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         As of March 24, 1997, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $5,311,555.

         Number of shares of common stock of the registrant outstanding as of March 24, 1997: 4,769,384.

NO DOCUMENTS ARE INCORPORATED BY REFERENCE IN THIS REPORT.

         PART I

ITEM 1.           BUSINESS

         GENERAL


         American Shared Hospital Services ("ASHS" and together with its subsidiaries, the "Company") primarily provides shared diagnostic imaging services and radiosurgery services to approximately 209 hospitals, medical centers and medical offices located in 23 states. The four principal diagnostic imaging services provided by the Company are Magnetic Resonance Imaging (MRI), Computed Axial Tomography Scanning (CT), Ultrasound, and Nuclear Medicine. Radiosurgery services are performed by the Company through its subsidiary, GK Financing, LLC, a California limited liability company ("GKF"), which provides Gamma Knife units to two major university medical centers. The Company also provides Cardiac Catheterization Laboratory and Respiratory Therapy services.

         ASHS was incorporated in the state of California in September 1983. ASHS's predecessor, Ernest A. Bates, M.D., Ltd. (d/b/a American Shared Hospital Services), a California limited partnership, was formed in June 1980. In October 1987, the Company acquired CuraCare, Inc.("CuraCare") from Tenet Healthcare Corporation (formerly known as National Medical Enterprises, Inc., "Tenet") for $22,250,000. The acquisition of CuraCare significantly expanded and diversified the services offered by the Company and increased its market penetration.

         Prior to May 1989, the MRI services were provided through American Shared - CuraCare ("AS-C"), which was a joint venture between the Company and MMRI, Inc. ("MMRI"), a California corporation and a wholly-owned subsidiary of Tenet. Effective May 1, 1989, the Company purchased 100% of MMRI, ASHS's co-venturer in AS-C, from Tenet for $4,200,000. MMRI's only asset is its 50% interest in AS-C.

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

         Following its acquisition of CuraCare, the Company provided

Respiratory Therapy services to acute care hospitals. On December 31, 1994, the Company sold a majority of its Respiratory Therapy department contracts and its Respiratory Registry for approximately $4,000,000 in cash plus the assumption by the buyer of $300,000 in liabilities.

         In June 1995, ASHS incorporated two new wholly-owned subsidiaries:
African American Church Health & Economic Services, Inc. ("ACHES"), a California corporation, and ACHES Insurance Services, Inc., ("AIS"), a California corporation and insurance agency qualified to sell life, health and disability insurance in California and New York.

         On October 17, 1995, ASHS, through its wholly-owned subsidiary, ASRS, and Elekta Holdings U.S., Inc. ("Elekta"), through its wholly-owned subsidiary, GKV Investments, Inc., a Georgia corporation ("GKV"), entered into an agreement to form GKF to provide alternative financing of Elekta Gamma Knife units in the United States and Brazil. See "Gamma Knife Joint Venture."

Recent Developments


         On December 11, 1996, the Company and US Diagnostic Inc. ("USD") entered into a letter of intent pursuant to which USD would acquire the Company for $2.25 per share in cash. On January 29, 1997, the Company and USD agreed to revised terms. Under the revised terms, USD proposed to acquire the outstanding securities of the Company for USD common shares at the rate of $2.40 per share of the Company in a transaction that would be accounted for under pooling instead of under the purchase method of accounting. Subsequently, on February 11, 1997, USD and the Company announced that there would be a delay in the consummation of their proposed merger. Both companies stated, in addition, that they had not yet entered into a definitive merger agreement and that the terms of the merger had not yet been submitted to their respective board of directors. In light of the continuing delay in negotiations, the Company can provide no assurance that the proposed merger will be consummated.

OPERATIONS

Diagnostic Imaging Services


         General. Medical diagnostic imaging systems facilitate the diagnosis of diseases and disorders at an early stage, often minimizing the amount and cost of care needed to stabilize, treat or cure the patient and frequently obviating the need for exploratory surgery. This diagnostic procedure can often be performed on an out-patient basis eliminating the need for hospitalization. Diagnostic imaging systems utilize energy waves to penetrate human tissue and generate computer-processed cross-sectional images of the body which can be displayed either on film or on a video monitor. The Company provides its diagnostic imaging services to approximately 205 health care providers including hospitals, clinics and physicians' offices located in 23 states. The Company's technologists operate the equipment under the direction of licensed physicians on the customer's staff who order procedures, interpret examination results and maintain general responsibility for the patient. Generally, the Company directly charges the hospitals, medical centers and medical offices that have contracted for its services. The Company, to a significantly lesser extent, bills patients directly or relies on third party reimbursement.

         Third party reimbursement comprises approximately 9% of the Company's medical services revenues. Non-MRI diagnostic imaging services revenues as a percentage of total medical services revenues were 17%, 19% and 21% in 1996, 1995 and 1994, respectively. Following the sale of a substantial portion of its Respiratory Therapy contracts and two associated Ultrasound department contracts in December 1994 and contract terminations during 1995, the portion of the Company's revenues provided by non-MRI diagnostic imaging services has declined. See "Management's Discussion and Analysis-Total Revenues."

         The Company provides its diagnostic imaging services on both a shared and a full-time basis. Shared services are provided based on agreed upon time periods. The Company contracts with health care providers to provide equipment, operating technologists, patient care coordinators and, in some cases, operating supplies.

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

         Magnetic Resonance Imaging. MRI utilizes magnetic fields and applied radio waves to obtain computer processed cross-sectional images of the body. MRI provides clinical images superior to alternative technologies in many applications by providing information concerning neurologic, orthopedic, vascular and oncologic diseases. MRI benefits from multiplanar imaging, obviates the need for ionizing radiation and generally offers superior image resolution than previously available from CT. The Company is a leading provider of high field strength MRI units on a shared-service basis. The Company believes that it has a competitive advantage because of its strategy of operating primarily top-of-the-line, high magnetic field strength (1.5 Tesla superconductive magnet systems) mobile MRI units. MRI units containing higher strength magnets are preferred technology because they provide improved image quality, faster operating speed and greater potential for new applications than do MRI units with less powerful magnets. Of the Company's 29 MRI units operating at December 31, 1996, 19 of such units are 1.5 Tesla units, 6 are 1.0 Tesla units, and 4 are
0.5 Tesla units. All of the company's MRI units are mobile or transportable. The Company had 144 MRI customers at December 31, 1996, compared to 143 customers as of December 31, 1995. MRI revenues constituted 75%, 73% and 59% of total medical services revenues in years 1996, 1995 and 1994, respectively.

         To a greater extent during the past several years, increased indications of MRI utility plus reductions in equipment costs have allowed more hospitals to purchase their own system instead of utilizing the Company's services. This has contributed to a more competitive marketplace for the Company's services.

         Computed Axial Tomography. The Company operated 17 CT units, as of December 31, 1996. CT utilizes multiple X-Ray beams and detectors to derive information which is then synthesized by computers to produce cross-sectional images of organs or other areas of the body. CT can be used to perform examinations of any part of the human anatomy and provides a delineation of tissue not possible with conventional X-Ray. CT eliminates the problem of overlapping structures such as bone and soft tissue inherent in images produced by conventional X-Ray. The most commonly performed CT examinations are of the brain, abdomen, and lumbosacral region, although examinations of the chest, pelvis and extremities are also performed. With the advent of MRI, the relative benefits of CT have decreased. Due to a variety of factors, including increased competition among manufacturers of CT units, the selling price of CT units has decreased thereby enabling more hospitals and health care providers to acquire their own units instead of utilizing the Company's services. Consequently, the Company has reduced its services in this area in response to these changes in the market. CT revenues were approximately 10%, 10% and 10% of medical services revenues in 1996, 1995 and 1994, respectively.

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


         Nuclear Medicine services of the Company are primarily composed of Single Photon Emission Computed Tomography ("SPECT") wherein radioisotopes are injected into the patient and the patient is subsequently imaged by a camera which moves around the patient. The information received by the camera is then reconstructed by computer to produce a three dimensional image. Although more costly, this three dimensional image yields a more accurate image when compared to other Nuclear Medicine techniques. The Company provides SPECT services on both a shared service and full-time basis. Smaller health care providers which require fewer studies on a regular basis may find it more cost-efficient to utilize SPECT on a mobile-shared service basis than acquiring their own unit. Ultrasound and Nuclear Medicine revenues were approximately 7% of medical services revenues in 1996 and 8% and 10% in 1995 and 1994, respectively.

Gamma Knife

         The Gamma Knife treats certain vascular malformations and intracranial tumors without surgery. The Gamma Knife defines a small three dimensional intracranial target volume and delivers a clinically significant dose of radiation (Cobalt-60) within the target volume while avoiding the delivery of a clinically significant dose beyond the target volume.

         The Company's first Gamma Knife, which is operated at a major university medical center on a fee-per-procedure basis, commenced operation in September 1991.

         In January 1993, the Company entered into a purchase agreement with the manufacturer for $2,900,000 plus sales tax on its second Gamma Knife and a fee-for-service lease with a university medical center. The Company was unable to fund all the required advance payments and was notified by the manufacturer that the Company was in default under the provisions of the purchase agreement.

         On April 6, 1994, the Company's agreements to purchase the Gamma Knife from the manufacturer and lease the Gamma Knife to such university medical center were formally terminated. The Company's Chairman and Chief Executive Officer simultaneously agreed to enter into substantially identical purchase and lease obligations as those previously executed by the Company. On April 6, 1994, new purchase and lease agreements were entered into by the Company's Chairman and Chief Executive Officer, and the manufacturer and the university medical center. As a condition to entering into this transaction, the Company advanced $290,000 to the Chairman and Chief Executive Officer who executed a promissory note (the "Promissory Note".) Concurrently, a third party lessor agreed to fund the remaining $2,610,000 purchase price of the Gamma Knife on behalf of the Chairman and Chief Executive Officer and the Company received an option to purchase the Gamma Knife. The option entitled ASHS to purchase the Gamma Knife from its Chairman and Chief Executive Officer for an amount equal to the remaining debt obligation associated with the Gamma Knife plus costs and losses, if any, incurred by the Chairman and Chief Executive Officer. This option was assigned by ASHS to its subsidiary, GKF, through ASRS and was exercised to purchase the Gamma Knife from Dr. Bates on February 3, 1996. Upon exercise of the option, the subsidiary also assumed obligations of the Company relating to the Gamma Knife. Additionally, in connection with GKF's exercise of the option to acquire the Gamma Knife, the Promissory Note was cancelled. The Gamma Knife became operational on August 3, 1994.

Gamma Knife Joint Venture

         ASHS, through ASRS, a California corporation, and Elekta, through its wholly-owned subsidiary, GKV, entered into an operating agreement on October 17, 1995, to form GKF, a California limited liability corporation. Pursuant to the operating agreement, as amended, the Company contributed its Gamma Knife units and related assets to GKF in exchange for an 81% ownership interest held by ASRS in GKF. GKV contributed cash for a 19% ownership interest in GKF and loaned funds to GKF. GKF will be the preferred alternative financing provider in the United States and Brazil for the purchase of Gamma Knife units sold by Elekta Instruments, Inc., a U.S. subsidiary of the Gamma Knife manufacturer. GKF's primary business will be to provide financing on a fee-for-service basis. The results of operations of GKF are included in the consolidated financial statements of the Company.

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

         During the normal course of business, the Company has customer contracts which terminate. The Company's sales representatives and operational managers must replace terminating customers with new customers to maintain the Company's revenues. Revenue fluctuations may occur dependent upon the maturation cycle of terminating existing contracts and how quickly replacement customers can attain the revenue levels of terminating customers. Revenues per customer are historically higher for established customers. Revenue on all contracts and contract amendments is recognized as earned based upon services provided for each monthly period.

         The Company employed at the end of 1996, 10 sales and marketing as well as 3 regional operational managers located in the Western, Southeastern, and Midwest regions of the country. The Company markets its services through a direct sales effort emphasizing the quality of its equipment, the reliability and efficiency of its services, the ability to tailor its services to specific customer needs and the cost containment benefits realized by the customer when it utilizes the Company's services. No single customer accounted for 10% or more of the Company's total revenues in 1996 or 1995.

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

         The increased competition among MRI equipment manufacturers has resulted in greater availability to end users of new imaging equipment from manufacturers at more competitive prices. Lower equipment pricing may make it more advantageous for the end user to purchase the equipment rather than contracting with full-service providers such as the Company.

Government Regulation

         Customers to whom the Company provides services receive payments for patient care from federal government and private insurer reimbursement programs. As a result of federal cost-containment legislation currently in effect, a prospective payment system ("PPS") is utilized to reimburse hospitals for care given to hospital in-patients covered by federally funded reimbursement programs. Patients are classified into a Diagnosis Related Group ("DRG") in accordance with the patient's diagnosis, necessary medical procedures and other factors. Patient reimbursement is limited to a predetermined amount for each DRG placing material limitations on actual reimbursement for imaging services. Because the reimbursement payment is predetermined, it does not necessarily cover the cost of all medical services actually provided. Currently the DRG system is not applicable to out-patient services. In 1986 and again in 1990 the Congress enacted legislation requiring the Department of Health and Human Services ("DHHS") to develop proposals for a PPS for hospital outpatient services. DHHS has not as yet developed such a proposal, and the effect on the Company's business of such a proposal, if made, cannot be predicted at this time.

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

         The payment of remuneration to induce the referral of health care business has been a subject of increasing governmental and regulatory focus in recent years. Section 1128B(b) of the Social Security Act (sometimes referred to as the "federal anti-kickback statute") provides criminal penalties for individuals or entities that knowingly and willfully offer, pay, solicit or receive remuneration in order to induce referrals for items or services for which payment may be made under the Medicare and Medicaid programs and certain other government funded programs. The Social Security Act provides authority to the Office of Inspector General through civil proceedings to exclude an individual or entity from participation in the Medicare and state health programs if it is determined any such party has violated Section 1128B(b) of the Social Security Act. The Company believes that it is in compliance with the federal anti-kickback statute. Additionally, the Omnibus

Budget Reconciliation Act of 1993, often referred to as "Stark II" bans physician self referrals to providers of designated health services with which the physician has a financial relationship. The term "designated health services" includes: clinical laboratory services, physical therapy services, occupational therapy services, radiology or other diagnostic services, radiation therapy services, durable medical equipment, parenteral and enteral nutrients, equipment and supplies, home health services, outpatient prescription drugs, inpatient and outpatient hospital services. On January 1, 1995, the Physician Ownership and Referral Act of 1993 became effective in California. This legislation prohibits physician self-referrals for covered goods and services including diagnostic nuclear medicine and diagnostic imaging if the physician (or the physician's immediate family) concurrently has a financial interest in the entity receiving the referral. The Company believes that it is in compliance with the Physician Ownership and Referral Act of 1993. The Company cannot determine what impact this legislation will have on the demand for its services.

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

         The Company's Gamma Knife units contain Cobalt-60 radioactive sources. The medical centers which house the Company's Gamma Knife units are responsible for obtaining possession and user's licenses for the Cobalt-60 source.

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

         The Company believes it is in substantial compliance with the various rules and regulations which effect its businesses.

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

Employees

         At December 31, 1996, the Company employed approximately 207 employees on a full-time basis and approximately 118 on a part-time basis. None of these employees is subject to a collective bargaining agreement and there is no union representation within the Company. The Company maintains various employee benefit plans and believes its employee relations are good.


ITEM 2.           PROPERTIES


         The Company's corporate offices are located at Four Embarcadero Center, Suite 3620, San Francisco, California, where it leases 2,996 square feet for $8,160 per month. This lease runs through September 1999.

         The Company also leases office and warehouse space in Modesto, California. An additional property leased by the Company principally for field operations and sales support is located in West Chicago, Illinois.

         For the year ended December 31, 1996, the Company's aggregate net rental expenses for all properties and equipment was approximately $3,841,000.




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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         None.





                        PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS


         The Company's common shares, no par value (the "Common Shares"), are currently traded on the American Stock Exchange ("AMEX") and the Pacific Exchange ("PCX"). The Company's losses and net capital deficiency have caused the Company to no longer satisfy the minimum criteria with respect to net income and net worth for continued listing published by the AMEX. The per share trading price is also below the minimum criteria of such exchange. The closing per share price of the Common Shares was $1.4375 at March 24, 1997. The Company has been advised that its net capital deficiency is inconsistent with the criteria applied by the PCX for continued listing on such exchange. The AMEX and the PCX are continuing to monitor the Company's financial condition in order to determine whether the Common Shares will continue to be listed for trading thereon.

         The table below sets forth the high and low closing sales prices of the Common Shares of ASHS on the American Stock Exchange Consolidated Reporting System for each full quarter for the last two fiscal years.

                            Prices For Common Shares

Quarter Ending                         High                             Low
--------------                         ----                             ---
March 31, 1995                         5/8                              1/4
June 30, 1995                          2                                5/16
September 30, 1995                     2 - 5/8                          1 - 3/8
December 31, 1995                      1 - 11/16                        1 - 1/4
March 31, 1996                         2                                1 - 1/4
June 30, 1996                          2                                1 - 1/4
September 30, 1996                     1 - 3/4                          1 - 1/4
December 31, 1996                      1 - 15/16                        1 - 3/16


         The Company estimates that there were approximately 1,100 beneficial holders of its Common Shares as of December 31, 1996.

         The Company did not pay cash dividends in 1996 and does not intend to pay dividends in the near future. The Company is prohibited by its credit agreements from paying dividends on the Common Shares and does not anticipate being in a position to pay dividends for the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA SUMMARY OF OPERATIONS



                                                            Year Ended December 31,
                                            1996        1995(1)       1994        1993(2)       1992
                                          ------------------------------------------------------------
                                                 (Amounts in thousands, except per share data)
Medical services revenues ..........      $ 36,989     $ 34,077     $ 38,545     $ 39,485     $ 48,834
                                          ========     ========     ========     ========     ========
Costs of operations ................        28,071       32,675       34,145       37,071       45,169
Selling and administrative
 expense ...........................         5,309        8,432        5,971        6,820        6,273
Interest expense ...................         4,199        5,310        7,423        6,752        7,520
Write-down of intangible assets ....             0          600            0        5,308            0
                                          --------     --------     --------     --------     --------
Total costs and expenses ...........        37,579       47,017       47,539       55,951       58,962
                                          --------     --------     --------     --------     --------
                                              (590)     (12,940)      (8,994)     (16,466)     (10,128)
Gain on sale of assets and
 early termination of capital
 leases ............................             3          226        3,294          124          270

Equity in earnings (losses) of
 partnerships ......................            46           54           85          (51)          51
Interest and other income ..........           181          204           98          742          181
                                          --------     --------     --------     --------     --------

Loss before income taxes and
 extraordinary item ................          (360)     (12,456)      (5,517)     (15,651)      (9,626)

Income tax provision (benefit) .....            (7)           3           20           (7)        (111)
                                          --------     --------     --------     --------     --------

Loss before extraordinary item .....          (353)     (12,459)      (5,537)     (15,644)      (9,515)

Extraordinary item .................             0       19,803          362            0            0
                                          --------     --------     --------     --------     --------

Net income (loss) ..................      $   (353)    $  7,344     ($ 5,175)    ($15,644)    ($ 9,515)
                                          ========     ========     ========     ========     ========
Primary Earnings per share:
  Income (loss) before
        extraordinary item .........      $  (0.08)    $  (2.96)    $  (1.93)    $  (5.46)    $  (3.39)
  Extraordinary item ...............      $   0.00     $   4.71     $   0.13     $   0.00     $   0.00
                                          --------     --------     --------     --------     --------
  Net income (loss) ................      $  (0.08)    $   1.75     $  (1.80)    $  (5.46)    $  (3.39)
                                          ========     ========     ========     ========     ========

BALANCE SHEET DATA                                                                       DECEMBER 31,
                                                                 1996         1995(1)      1994          1993 (2)       1992
                                                               ---------------------------------------------------------------
                                                                                    (Amounts in thousands)
Working capital deficiency ................................    $(10,888)    $ (6,793)    $(33,369)       $(56,518)    $(33,244)
Total assets ..............................................      32,969       31,335       47,222          50,179       61,440
Current portion of long-term debt and obligations under
  capitalized leases ......................................      13,182        8,720       11,214          26,635       15,288
Long term debt and obligations under capitalized leases
  less current portion ....................................      23,935       26,125       24,244           3,106       19,792

Senior subordinated notes .................................           0          773       18,467          18,788       18,788
Stockholders' equity (Net capital deficiency) .............    $(10,475)    $(10,576)    $(22,341)       $(17,754)    $ (2,151)


(1) In June 1995, ASHS incorporated a new wholly-owned subsidiary, African American Church Health And Economic Services, Inc. ("ACHES") and ACHES' wholly-owned subsidiary, ACHES Insurance Services, Inc. ("AIS"), and in October 1995, entered into an operating agreement granting ASRS an 81% ownership interest in GK Financing, LLC. Accordingly, the financial data for the Company presented above include the results of the establishment of ACHES, AIS, and GK Financing, LLC for 1995 and 1996.

(2) In August 1993, ASHS incorporated a new wholly-owned subsidiary, American Shared Radiosurgery Services ("ASRS"). Accordingly, the financial data for the Company presented above include the results of the establishment of the subsidiary for 1993 through 1996.



       Item 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS

         GENERAL

                  The Company had a net loss of $353,000 ($(0.08) per share) on medical services revenues of $36,989,000 in 1996. The Company had a net income of $7,344,000 ($1.75 per share) in 1995 on revenues of $34,077,000. Included in 1995 results was an extraordinary gain of $19,803,000.


         Total Revenues

                                                       Increase                              Increase
          (In Thousands)              1996            (Decrease)            1995            (Decrease)           1994
          --------------              ----            ----------            ----            ----------           ----
         Medical Services            $36,989             8.6%              $34,077           (11.6%)            $38,545


                  Medical services revenues increased 8.6% in 1996 compared to

1995 and decreased 11.6% in 1995 compared to 1994. The 8.6% increase in 1996 compared to 1995 was due to an increase in MRI revenues. The 11.6% decrease in 1995 compared to 1994 was caused primarily by the sale of eight Respiratory Therapy contracts and the Respiratory Registry in December 1994.

          MRI revenues increased 11% ($2,667,000) in 1996 compared to 1995 and increased 11% ($2,413,000) in 1995 compared to 1994. The increases in 1996 and 1995 were primarily due to the commencement of new customer contracts and increased utilization from contracts commenced in prior periods. MRI revenues as a percentage of total medical services revenues were 75%, 73% and 59% in years 1996, 1995 and 1994, respectively.

          The Company's non-MRI diagnostic imaging services revenues declined 1% ($60,000) in 1996 compared to 1995 after a 21% ($1,673,000) decrease in 1995 compared to 1994. The revenue decline in 1995 compared to 1994 was attributable to decreased CT revenue due to a two scanner reduction in the CT fleet in 1994 and lower revenue generated on mobile routes, reductions in per-study wholesale prices, and competition. The Company had to convert the majority of its CT fleet from higher revenue and cost mobile routes to lower revenue and cost interim rental placement units to maintain utilization. Revenues from CT operations decreased $26,000 in 1996 and $453,000 in 1995 from 1994 revenues of $4,016,000.
The decrease in Nuclear Medicine and Ultrasound revenues was $34,000 in 1996 and $1,220,000 in 1995 from a 1994 revenue base of $4,001,000. The 1995 decrease resulted primarily from the inclusion of two Ultrasound department contracts in the sale of its Respiratory Therapy contract sale on December 31, 1994. These two contracts had 1994 revenues of approximately $850,000. Non-MRI diagnostic imaging services revenues as a percentage of total medical services revenues was 17%, 18% and 21% for the years ended 1996, 1995 and 1994, respectively.

          Contract service revenues consisting of Respiratory Therapy services and Cardiac Catheterization Laboratory revenues decreased $415,000 in 1996 compared to 1995 and $4,670,000 in 1995 compared to 1994. The decrease in 1996 from 1995 resulted primarily from four terminated contracts in 1995 and the decrease in 1995 from 1994 is due primarily to the sale of Respiratory Therapy contracts on December 31, 1994.

          Gamma Knife revenues increased $705,000 in 1996 and decreased $86,000 in 1995 compared to the prior years. The 1996 increase was primarily due to the commencement of a second Gamma Knife unit. The decrease in 1995 was a result of reduced pricing in connection with a contract extension.



Cost of Operations

                                                Increase                            Increase
   (In Thousands)              1996            (Decrease)         1995             (Decrease)       1994
   --------------              ----            ----------         ----             ----------       ----
Cost of Operations,
  Exclusive of Write-
  Down of Equipment         $  28,071             (2.7%)       $  28,850            (15.5%)       $34,145

Percentage of Revenue            75.9%                              84.7%                            88.6%

Write-down of               $       0           (100.0%)       $   3,825                 NM       $     0
equipment

Percentage of Revenue             0.0%                              11.2%                             0.0%


          The Company's cost of operations, consisting of payroll, maintenance and supplies, depreciation and amortization, equipment rental and other operating expenses (such as vehicle fuel, building rents, regional office costs, insurance, property taxes, bad debt expense, fees and training expenses) decreased $4,604,000 in 1996 and $1,470,000 in 1995 compared to prior years.

          Medical services payroll costs, the largest component of total cost of operations, increased by $328,000 in 1996 compared to 1995 and decreased by $3,300,000 in 1995 compared to 1994. Medical services payroll costs have stabilized after the 1995 decline as a percent of medical services revenues (20% in 1996, 20% in 1995 and 27% in 1994). The 1996 increase was primarily due to staffing increases to service additional MRI customer volumes. The significant decline in 1995 reflects the December 31, 1994 sale of Respiratory Therapy contracts (a labor intensive service).

          The Company's maintenance and supplies costs were 18%, 20% and 20% of medical service revenues in 1996, 1995 and 1994 respectively. Maintenance and supplies costs decreased $68,000 in 1996 compared to 1995 and decreased $1,042,000 in 1995 compared to 1994. The decreases in 1996 and 1995 are primarily attributable to pricing reductions on MRI maintenance contracts achieved by the Company and decreased supply usage associated with the sale and termination of Respiratory Therapy contracts.

          Depreciation and amortization decreased $1,671,000 in 1996 compared to 1995 and $1,202,000 in 1995 compared to 1994. The decreases in 1996 and 1995 are primarily attributable to the early adoption of Financial Accounting Standards No. 121 (FAS 121) during the second quarter of 1995 as explained in detail below. In addition, the majority of capital leases were extended as of October 1, 1995 thereby extending the depreciable life of the asset (as leased assets are depreciated based on lease terms) and decreasing depreciation expense commencing the fourth quarter of 1995.

          Equipment rental as a percentage of medical services revenues was 9% in 1996, 8% in 1995 and 4% in 1994. Equipment rental increased $641,000 in 1996 compared to 1995 and $1,228,000 in 1995 compared to 1994. The increases in 1996 and 1995 are primarily attributable to the utilization of short term MRI and CT rentals to meet customer commitments.

          Other costs of operations as a percentage of medical services revenues was 11%, 12% and 13% in 1996, 1995 and 1994, respectively. The decrease of $9,000 in 1996 compared to 1995 reflects a decrease in equipment and CON related costs and regional office administrative costs offset by increased fuel costs, MRI space rental costs and physician reading fees. The $979,000 decrease in 1995 compared to 1994 was primarily attributable to a significant reduction in regional office administrative costs, property related and bad debt costs.

          In connection with the early adoption of the statement of Financial Accounting Standards No. 121 (FAS 121) during the second quarter of 1995, management reviewed the recoverability of the carrying value of long-lived assets, primarily fixed assets, goodwill and deferred costs. The Company initiated its review of potential loss impairment due to the continuing changes in the health care environment which have put downward pressure on customers and equipment and reduced forecasted operating results for certain assets to a level below previous expectations. Following its review, management concluded that there was an impairment in the recorded value of fixed assets, goodwill and deferred costs under FAS 121 based on management's estimate of future undiscounted cash flows over the estimated remaining useful life of certain assets. Accordingly, an impairment loss of $4,425,000 was recorded in the second quarter of 1995 based on the differences between the fair value of such assets as determined by third parties and the recorded values. The impairment loss is comprised of a charge for the write-downs of equipment and deferred assets of $3,825,000 (primarily MRI, CT and Nuclear Medicine) and goodwill of $600,000.

Selling and Administrative

                                                         Increase                           Increase
 (In Thousands)                         1996            (Decrease)          1995           (Decrease)           1994
 --------------                         ----            ----------          ----           ----------           ----
Selling and
  Administrative
  Costs                                $5,309            (37.0%)           $8,432            41.2%             $5,971

Percentage of
  Revenue                                14.4%                               24.7%                               15.5%


          The Company's selling and administrative costs decreased $3,123,000 in 1996 compared to 1995 and increased $2,461,000 in 1995 compared to 1994. The decrease in 1996 and increase in 1995 is primarily attributable to a 1995 stock compensation expense totalling $2,679,000 which is comprised of shares and options issued to the Company's Chairman and Chief Executive Officer, Ernest A. Bates, M.D. Salary and wage expense was charged $265,000 in the second quarter of 1995 for the issuance of 184,000 Common Shares to Dr. Bates for his continued services to the Company and his personal guarantee of $6,500,000 of indebtedness of the Company. In addition, during the fourth quarter of 1995, a charge to salary and wage expense of $2,414,000 was recorded in connection with the grant to Dr. Bates, following shareholder approval, of an option to acquire 1,495,000 additional Common Shares for $0.01 per share as further consideration for his continued service to the Company and his personal guarantee of $6,500,000 of the Company's new credit facilities. See "Liquidity and Capital Resources." The decrease in 1996 was also related to reduced legal and insurance costs.


Interest Expense

                                                       Increase                             Increase
 (In Thousands)                       1996            (Decrease)           1995            (Decrease)           1994
 --------------                       ----            ----------           ----            ----------           ----
Interest Expense                     $4,199            (20.9%)            $5,310            (28.5%)            $7,423

Percentage of
  Revenue                              11.4%                                15.6%                                19.3%


          The Company's interest expense decreased $1,111,000 in 1996 compared to 1995 and $2,113,000 in 1995 compared to 1994. The decreases in 1996 and 1995 are primarily attributable to the repurchase by the Company on May 17, 1995 of $17,694,000 aggregate principal amount of its Senior Subordinated Notes. See "Net Income (Loss)" below.



Write-down of Intangible Assets

                                                         Increase                            Increase
          (In Thousands)                 1996           (Decrease)           1995           (Decrease)           1994
          --------------                ------          ----------          ------          ----------          -----
Write-down of
  Intangible Assets                     $  0              (100%)            $600                NM              $  0
Percentage of Revenue                    0.0%                                1.8%                                0.0%

          The Company's write-down of intangible assets decreased $600,000 in 1996 as compared to 1995 and increased $600,000 in 1995 as compared to 1994. The decrease in 1996 and increase in 1995 compared to prior years is solely attributable to the early adoption of FAS 121 in the second quarter of 1995. See "Cost of Operations" above.


Other Income and Expense

                                             Increase                    Increase
    (In Thousands)             1996         (Decrease)    1995          (Decrease)    1994
    --------------             ----         ----------    ----          ----------    ----
Gain on Sale of Assets
  and Early Termination
  of Capital Leases           $    3         (98.7%)     $  226          (93.1%)     $3,294

Percentage of Revenue            0.0%                       0.7%                        8.6%

Equity in Earnings
  of Partnerships                 46         (14.8%)         54          (36.5%)         85

Percentage of Revenue            0.1%                       0.2%                        0.2%

Interest and Other
     Income                      181         (11.3%)        204          108.2%          98

Percentage of Revenue            0.5%                       0.6%                        0.3%


          The Company's gain on sale of assets and early termination of capital leases decreased $223,000 in 1996 compared to 1995 and $3,068,000 in 1995 compared to 1994. The gain on sale of assets in 1994 of $3,294,000 was primarily due to the Respiratory Therapy department contracts sale gain of $3,199,000. The sale resulted in the Company receiving cash of approximately $4,000,000 and the buyer assuming approximately $300,000 in liabilities. Gain on sale of equipment fluctuates depending on the timing of asset dispositions. The Company continues to sell non-essential assets in the normal course of business.


Net Income (Loss)


                                                   Increase                             Increase
   (In Thousands)               1996              (Decrease)          1995             (Decrease)         1994
   --------------               ----              ----------          ----             ----------         ----
Loss Before Income
  Taxes and
  Extraordinary Item        $   (360)               (97.1%)       $ (12,456)              125.8%       $ (5,517)
Percentage of Revenue          (1.0%)                                (36.6%)                             (14.3%)
Loss Per Share              $  (0.08)               (97.3%)       $   (2.96)               53.4        $  (1.93)
Extraordinary item          $      0               (100.0%)       $   19,803            5,370.4%       $    362
Extraordinary Item,
  Per share                 $   0.00               (100.0%)       $     4.71            3,523.1%       $   0.13
Net Income (Loss)           $   (353)              (104.8%)       $    7,344              241.9%       $ (5,175)
Net Income (Loss),
  Per Share                 $  (0.08)              (104.6%)       $     1.75              197.2%       $  (1.80)


          The Company had a loss before income taxes and extraordinary item of $360,000 in 1996 compared to a loss before income taxes and extraordinary item of $12,456,000 for 1995. Included in the Company's loss for 1995 was a charge of $4,425,000 due to adoption of FAS 121 and stock compensation expense of $2,679,000.

          The Company had a net loss of $353,000 for 1996 compared to a net income of $7,344,000 for 1995. The Company's net income for 1995 included an extraordinary gain of $19,803,000 from its debt restructuring recorded on May 17, 1995. The gain resulted from the purchase of $17,694,000 aggregate face amount plus $8,853,000 of accrued and unpaid interest of the Company's 14-3/4% and 16-1/2% Senior Subordinated Notes due October 15, 1996 net of cash, Common Shares and warrants to purchase Common Shares issued and transaction related costs of $3,893,000, $1,836,000 and $1,015,000 respectively.


          The Company had net income of $7,344,000 for 1995 compared to a loss of $5,175,000 for 1994. The Company's net income for 1995 included an extraordinary gain of $19,803,000 as enumerated above.

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




LIQUIDITY AND CAPITAL RESOURCES

          The Company had cash and cash equivalents of $368,000 at December 31, 1996 compared to $452,000 at December 31, 1995. The Company's cash position decreased due to its net loss of $353,000 in 1996.

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

          On December 29, 1995 and March 1, 1996, the Company further restructured certain of its medical equipment leases and its outstanding notes (the "GE Notes") to extend the terms of the leases for periods of up to an additional 26 months, to defer certain monthly lease payments and to defer certain installment payments due at the beginning of 1996. This further restructuring resulted in payment reductions of approximately $1,200,000 for the Company in 1996.

          In connection with the issuance of the GE Notes, the Company issued warrants to GE to purchase an aggregate of 225,000 Common Shares for $0.01 per share. Effective March 5, 1996 and September 26, 1996, 97,853 and 127,147 of the GE Warrants were exercised to purchase 97,853 and 127,147 Common Shares, respectively.

          The various restructuring transactions described above cured all of the Company's outstanding defaults relating to its debt and lease obligations. The Company nevertheless remains highly leveraged and has significant cash payment requirements under its equipment leases and credit facilities. Scheduled equipment capital lease payments and operating lease payments during the 12 months ending December 31, 1997 are $8,606,000 and $1,641,000, respectively, with related maintenance commitments of approximately $1,685,000. Scheduled interest and principal payments under the Company's other debt obligations during such period are approximately $7,917,000. The Company does not expect to have the cash resources to pay all of its obligations when they are due. Accordingly, the Company will continue its program of expense reductions and revenue enhancements as well as attempting to refinance or renegotiate the terms of its fixed obligations. There can be no assurance that these measures will enable the Company to meet its scheduled obligations. Any inability of the Company to meet its obligations when due would result in a default which could permit the relevant obligor to accelerate the obligation and seek other remedies including seizure of the Company's medical imaging equipment. In such event, the Company would be forced to seek a liquidation under Chapter 7 or a reorganization under Chapter 11 of the United States Bankruptcy Code.

          As part of its efforts, the Company in March 1996 sold its Modesto buildings for $650,000 in cash, and negotiated an increase of $500,000 in its working capital line of credit. The Company also completed an exchange offer (the "Exchange Offer") for $413,000 aggregate principal amount of Subordinated Notes. In the Exchange Offer, the Company offered to exchange approximately 700 shares of its Common Stock for each $1,000 principal amount of Subordinated Notes (and all accrued interest thereon). The purpose of the Exchange Offer was to improve the Company's capital structure and relieve the Company of the requirement to pay $836,000 of principal and interest in October, 1996 when the Subordinated Notes were to mature. In the Exchange Offer, the Company issued approximately 287,000 additional shares of Common Stock. The remaining $360,000 of the Subordinated Notes were paid at maturity on October 16, 1996.

          In the longer term, the Company believes that it must respond to fundamental changes in the industry. The medical diagnostic imaging business, both mobile and fixed, is in a period of consolidation as a result of the growth of managed care and other competitive forces. Smaller companies, such as the Company, must either grow through acquisitions or become part of larger enterprises in order to compete successfully and achieve acceptable returns for their shareholders. The Company is pursuing the proposed merger with USD in response to the industry trend toward consolidation and because the transaction would enable the Company's shareholders to obtain a fair price and liquidity for their investment. See Part I - Item 1 "Business-General Recent Developments". In light of the continuing delay in negotiations with USD, however, the Company can provide no assurance that the proposed merger will be consummated or that the Company will be able to successfully respond to these changes in the industry.

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



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


      Not applicable.

                                    PART III


ITEM 10.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Board of Directors

      The following provides current information concerning those persons who serve on the Company's Board of Directors.

      ERNEST A. BATES, M.D. has been a director, the Chairman of the Board and Chief Executive Officer of the Company since it was incorporated in 1983. He founded the Company's predecessor limited partnership in 1980. Dr. Bates is 60 years old.

      WILLIE R. BARNES has been a director and Corporate Secretary of the Company since 1984. He has been a partner in the law firm of Musick Peeler & Garrett since June 1992, was in solo practice from February 1992 until June 1992, was a partner in the law firm of Katten Muchin Zavis & Weitzman from March 1991 until January 1992, was a partner in the law firm of Wyman Bautzer Kuchel & Silbert from April 1989 until its dissolution effective March 14, 1991, and was a partner in the law firm of Manatt Phelps Rothenberg & Phillips from April 1979 until March 1989. He is a Director of Franchise Finance Corporation of America. Mr. Barnes is 65 years old.

      MATTHEW HILLS became a director of the Company effective February 16, 1996 and has been the Chief Planning Officer and a Senior Vice President of The Berkshire Group, a healthcare and financial services company, since 1993. From 1990 to 1993, Mr. Hills was a Manager and Consultant at The LEK Partnership. Prior to joining LEK, Mr. Hills was an Associate in the Corporate Finance Department at Drexel Burnham Lambert from 1987 to 1990. He is also a Director of K-Bro Linen Systems. Mr. Hills graduated from Brandeis University in 1981 and from Harvard Business School in 1987. Mr. Hills was nominated to serve on the Board of Directors by certain shareholders who were participants in the Notes Repurchase. Mr. Hills is 37 years old.

      JOHN F. RUFFLE was elected a Director of the Company on May 18, 1995. He retired in 1993 as Vice-Chairman of the Board and a Director of J.P. Morgan & Co. Incorporated and Morgan Guaranty Trust Co. of New York. He also is a Director of Bethlehem Steel Corporation; a Director of J.P.M. Series Trust II; a Director of Trident Corp.; a Director of Wackenhut Corrections Corp; and a Trustee of The Johns Hopkins University. He is a graduate of The Johns Hopkins University, with an M.B.A. in finance from Rutgers University, and is a Certified Public Accountant. Mr. Ruffle is 59 years old.

      STANLEY S. TROTMAN, JR., became a director of the Company effective February 16, 1996. He has been a Managing Director with the Health Care Group of PaineWebber, an investment banking firm, since 1995 following the consolidation of Kidder, Peabody, also an investment banking firm, with PaineWebber, and had previously co-directed Kidder, Peabody's Health Care Group since April 1990.

Formerly he had been head of the Health Care Group at Drexel Burnham Lambert, Inc. where he had been employed for approximately 22 years. He received his undergraduate degree from Yale University in 1965 and holds an M.B.A from Columbia Business School in 1967. Mr. Trotman is 53 years old.

      AUGUSTUS A. WHITE III, M.D. has been a director of the Company since 1990. He has been a Professor of Orthopaedic Surgery at Harvard Medical School since 1978. He was Orthopaedic Surgeon-in- Chief at Beth Israel Hospital, Boston, MA., from 1978 to 1991. He also is a director of Orthologic Corporation. Dr. White is 60 years old.

      CHARLES B. WILSON, M.D. has most recently been a director of the Company since June 1993. He also was a director of the Company from March 1984 until March 1989. He has been a Professor and Director of the Brain Tumor Research Foundation at the University of California Medical Center, San Francisco, since 1968, and from 1968 until April 1, 1994 and March 8, 1996 to present, has held the position of Chief of its Department of Neurosurgery. Dr. Wilson is 67 years old.


Executive Officers

The following table provides current information, concerning those persons who serve as executive officers of the Company. The executive officers were appointed by the Board of Directors and serve at the discretion of the Board of Directors.


Name                           Age   Position
--------------------------------------------------------------------------------
Ernest A. Bates, M.D.           60   Chairman of the Board of Directors, Chief
                                     Executive Officer and Acting President and
                                     Chief Operating Officer

Craig K. Tagawa                 43   Senior Vice President - Chief Financial
                                     Officer

Richard Magary                  56   Senior Vice President - Administration,
                                     Assistant Secretary

David Neally                    44   Senior Vice President - Operations

Gregory Pape                    41   Senior Vice President - Sales and Marketing

--------------------------------------------------------------------------------

      ERNEST A. BATES, M.D., founder of the Company, has served in the positions listed above since the incorporation of the Company, except for the periods May 1, 1991 through November 6, 1992 and February 1989 through August 1989, during which time Dr. Bates did not serve in the capacity of President and Chief Operating Officer. Dr. Bates is a graduate of The Johns Hopkins University and the University of Rochester School of Medicine. He is currently an Assistant Clinical Professor of Neurosurgery at the University of California Medical Center at San Francisco, and a member of the Board of Trustees of The Johns Hopkins University and the University of Rochester.


      CRAIG K. TAGAWA has served as Chief Financial Officer since May 1996. Mr. Tagawa also served as Chief Financial Officer from January 1992 through October 1995. Previously a Vice President in such capacity, Mr. Tagawa became a Senior Vice President on February 28, 1993. He is also the Chief Executive Officer of GK Financing, LLC. From September 1988 through January 1992, Mr. Tagawa served in various positions with the Company. From 1982 through August 1988, Mr. Tagawa served as Vice President of Finance and Controller of Medical Ambulatory Care, Inc., the Dialysis division of National Medical Enterprises, Inc. (now Tenet Healthcare Corporation), an owner and operator of hospitals and other health care businesses. Mr. Tagawa received his Undergraduate degree from the University of California at Berkeley and his M.B.A from Cornell University.

      RICHARD MAGARY has served as Senior Vice President Administration since February 28, 1993 and Assistant Secretary since 1985. From April 1987 through February 1993, Mr. Magary served as a Vice President in the same capacity. From 1982 through March 1987, he served as Chief Financial Officer of the Company and its predecessor. Mr. Magary is a graduate of the University of San Francisco.

      DAVID NEALLY has served as Senior Vice President - Operations since May 1994. From January 1993 through May 1994, Mr. Neally was a Zone Vice President for Operations. Prior to January 1993, Mr. Neally had served in a variety of sales and operations positions since joining CuraCare in 1980. Mr. Neally received his undergraduate degree from John Wood College in Quincy, Illinois and is also a graduate of St. Mary's School of Cardiopulmonary Technology in Quincy, Illinois.

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



Compliance with Section 16(a) under the Securities Exchange Act of 1934

      Reports filed under the Exchange Act and received by the Company on or after January 1, 1996, indicate that during 1996 directors, officers and 10% shareholders of the Company filed all required reports within the periods established by applicable rules.

ITEM 11.           EXECUTIVE COMPENSATION

Compensation of Directors

      During 1996 and 1995, non-employee directors were scheduled to receive an annual retainer fee of $5,000 each. The non-employee directors agreed to defer payment of the 1996 and 1995 retainer fees until late 1996 to assist the Company with its cash flow. The Board also approved the election by a director to receive a portion of his 1995 and/or 1996 retainer fees in Common Shares in an amount approximately equalling such fees otherwise payable in cash. Non-employee directors also were entitled in 1995 and 1996 to receive $1,000 for attendance in person at each regular and special meeting of the Board of Directors, as well as an automatic grant of Options from the Company's 1995 Stock Option Plan, to acquire up to 4,000 common shares annually of the Company's common stock at the market price on date of grant, until a Director has options for a total of 12,000 shares in all Company plans. In addition, non-employee directors who were members of a committee of the Board of Directors were entitled to receive $200 for attendance in person at each committee meeting. Non-employee directors are not entitled to any fee for Board of Directors or committee meetings held by conference telephone at which they are not present in person. Of the six Board meetings held during 1996, four were regular meetings which directors attended in person, and two were special meetings which were held by conference telephone. Non-employee directors also received reimbursement of expenses incurred in attending meetings. No payment is made for attendance at meetings by any director who is an employee of the Company.

      Directors fees in 1997 will include the issuance of options to acquire 10,000 shares of the Company's common stock at $0.01 per share to each non-employee Director in lieu of annual retainer fees. Non-employee directors will continue in 1997 also to receive $1,000 for attendance in person at each regular and special meeting of the Board of Directors, and $200 for attendance in person at each committee meeting, as well as an automatic grant of Options from the Company's 1995 Stock Option Plan, to acquire up to 4,000 common shares annually of the Company's common stock at the market price on date of grant, until a Director has options for a total of 12,000 shares in all Company plans.

      The Company had no employment contracts with its directors or executive officers named in the Summary Compensation Table in 1996.

Compensation of Executive Officers

      The following table sets forth the compensation paid by the Company for the fiscal years ending December 31, 1994, December 31, 1995 and December 31, 1996 and paid in those years for services rendered in all capacities during 1994, 1995 and 1996, respectively, to the Chief Executive Officer and each executive officer other than the Chief Executive Officer who served as an officer at December 31, 1996 and earned cash compensation of $100,000 or more during 1996.

                           SUMMARY COMPENSATION TABLE

                                                                                                                  LONG TERM
                                                                                                                 COMPENSATION
                                                                        ANNUAL COMPENSATION                       AWARDS(3)
                                                                                                                 ------------
                                                                                                                  SECURITIES
                                                                                              OTHER ANNUAL        UNDERLYING
NAME AND PRINCIPAL POSITION           YEAR             SALARY (1)               BONUS        COMPENSATION(2)       OPTIONS
---------------------------           ----             ----------               -----        ---------------     ------------
Ernest A. Bates , M.D                 1996             $223,412                     --             --                    --
  Chairman of the Board,              1995             $223,253                     --             --             1,495,000
  Chief Executive Officer             1994             $225,218                     --             --                    --

Craig K. Tagawa,                      1996             $165,747                     --             --                    --
  Senior Vice President,              1995             $129,328                $26,003             --                90,000
  Chief Financial Officer             1994             $119,426                     --             --                    --

David Neally                          1996             $101,000                $38,500             --                    --
  Senior Vice President               1995             $104,654                $48,076             --                45,000
  Operations                          1994             $ 91,000                $17,322             --                    --

Gregory Pape                          1996             $278,895(4)                  --             --                    --
  Senior Vice President               1995             $265,745(5)                  --             --                45,000
  Sales and Marketing                 1994             $238,186(6)                  --             --                    --

---------

(1) Each amount under this column includes amounts accrued in 1994, 1995 and 1996 that would have been paid to such persons in such years, except that such amounts were instead deferred pursuant to the Retirement Plan for Employees of American Shared Hospital Services and CuraCare, a defined contribution plan and ASHS' Flexible Benefit Plan, a defined contribution plan. Both plans are available to employees of the Company generally.

(2) The Company has determined that, with respect to the executive officers named in the Summary Compensation Table, the aggregate amount of other benefits does not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported in the Summary Compensation Table as paid to such executive officer in the relevant year.

(3) No restricted stock awards or long-term incentive plan payouts were made to the executive officers named in the Summary Compensation Table during the years listed in the Summary Compensation Table.

(4) Includes Sales Commissions of approximately $82,000 earned in 1995 and paid in 1996 and $107,000 earned and paid in 1996.

(5) Includes sales commissions of approximately $83,000 earned in 1994 and paid in 1995 and approximately $92,000 earned and paid in 1995.

(6) Includes sales commissions of approximately $80,000 earned in 1993 and paid in 1994 and $68,000 earned and paid in 1994.

OPTION GRANTS IN LAST FISCAL YEAR

         "The Option Grants for the Fiscal Year" Table has been omitted because no options were granted during 1996 to the Company's executive officers named in the Summary Compensation Table.


LONG-TERM INCENTIVE PLAN AWARDS IN LAST FISCAL YEAR

         The "Long-Term Incentive Plan Awards" ("LTIP Awards") table has been omitted because no LTIP Awards were made during 1996 to the Company's executive officers named in the Summary Compensation Table.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

         The following table sets forth the number of shares acquired on exercise of stock options and the aggregate gains realized upon exercise of such options during 1996, by the Company's executive officers named in the Summary Compensation Table. The following table also sets forth the number of shares underlying exercisable and unexercisable options held by such executive officers on December 31, 1996.

                        1984 AND 1995 STOCK OPTION PLANS
                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES



                                                                     NUMBER OF SECURITIES
                                                                    UNDERLYING UNEXERCISED               VALUE OF UNEXERCISED
                                                                           OPTIONS                       IN-THE-MONEY OPTIONS
                                                                      AT FISCAL YEAR-END               AT FISCAL YEAR-END($)(1)
                                                               --------------------------------    ---------------------------------
                                 SHARES
                               ACQUIRED ON        VALUE
NAME                            EXERCISE       REALIZED($)     EXERCISABLE        UNEXERCISABLE    EXERCISABLE         UNEXERCISABLE
--------------------           -----------     -----------     -----------        -------------    -----------         -------------
Ernest A. Bates, M.D               --              --           1,495,000                --        $2,694,738                 --
Craig K. Tagawa                    --              --             125,000                --        $   23,437                 --
David Neally                       --              --              51,700             3,300        $    9,693             $  618
Gregory Pape                       --              --              57,000             8,000        $   10,688             $1,500




(1) This amount is calculated by multiplying the number of Common Shares underlying the options at December 31, 1996 by the market price per Common Share on such date less the option exercise price.

Employment Agreements

         The Company had no employment contracts with its directors or executive officers named in the Summary Compensation Table in 1996.



ITEM 12.          SECURITY OWNERSHIP OF CERTAIN
                  BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Shares as of March 5, 1997, of (i) each person known to the Company to own beneficially 5% or more of the Common Shares, (ii) each director of the Company, (iii) the chief executive officer and each other executive officer named in the Summary Compensation Table, and (iv) all directors and executive officers as a group.

Security Ownership of Certain Beneficial Owners and Management



                                            COMMON SHARES OWNED BENEFICIALLY
                                       ------------------------------------------

                                       AMOUNT AND NATURE OF
      NAME AND ADDRESS OF              BENEFICIAL OWNERSHIP      PERCENT OF CLASS
       BENEFICIAL OWNER                        (4)                     (9)
-------------------------------        --------------------      ----------------
Total Number of Shares                     6,652,300(5)               100.0%

Ernest A. Bates, M.D. (1)                  2,342,642(6)                37.4%

SunAmerica Inc.(2)                           128,066(2)                 2.6%

SunAmerica Life Insurance                    277,473(2)                 5.5%
  Company(2)

Anchor National Life                         406,819(2)                 7.9%
  Insurance Company(2)

Lion Advisors, L.P.                          384,195(7)                 7.5%
  1301 Avenue of the Americas
  New York, NY 10019

AIF II, L.P.                                 170,752(7)                 3.5%
  c/o Apollo Advisors, L.P.
  1999 Avenue of the Stars
  Los Angeles, CA 90071

General Electric Company                     225,000(8)                 4.7%
  c/o GE Medical Systems
  20825 Swenson Drive
  Waukesha, WI 53186

Willie R. Barnes (1)                           7,000(6)                   *

Matthew Hills(1)(3)                            2,915(6)                   *

John F. Ruffle (1)(4)                         80,711(6)                 1.7%

Stanley S. Trotman, Jr.(1)(3)                104,295(6)                 2.2%

Augustus A. White,III, M.D.(1)                17,992(6)                   *

Charles B. Wilson, M.D. (1)                    7,200(6)                   *

Craig K. Tagawa (1)                          137,600(6)                 2.8%
  Senior Vice President-
  Chief Financial Officer

David Neally (1)                              54,450(6)                 1.1%
  Senior Vice President-
    Operations

Gregory Pape (1)                              61,500(6)                 1.3%
  Senior Vice President-
  Sales and Marketing

All Directors & Executive                  2,899,605(6)                44.0%
   Officers as a Group
  (11 persons)

--------------
*        Less than 1%

(1) The address of each such individual is c/o American Shared Hospital Services, Four Embarcadero Center, Suite 3620, San Francisco, California 94111-4155.

(2) Based on information contained in the Schedule 13D dated May 17, 1995, as amended November 22, 1995, and March 11, 1996 and filed with the Securities and Exchange Commission by SunAmerica Inc. and its direct and indirect subsidiaries, SunAmerica Life Insurance Company (formerly known as Sun Life Insurance Company of America) and Anchor National Life Insurance Company, such entities then owned beneficially 812,358 Common Shares, including immediately exercisable Warrants to acquire 169,264 Common Shares. The address of each Beneficial Owner is c/o SunAmerica, Inc., 1 SunAmerica Center, Los Angeles, CA 90067.

(3) Mr. Hills and Mr. Trotman were elected to the Board of Directors effective February 16, 1996.

(4) Each person directly or indirectly has sole voting and investment power with respect to the shares listed under this column as being owned by such person.

(5) Represents the aggregate of issued and outstanding Common Shares plus Common Shares that all persons or groups of persons are entitled to acquire upon the exercise of options or warrants within 60 days after March 5, 1997.

(6) Includes shares underlying options that are currently exercisable or which will become exercisable within 60 days following March 5, 1997:
         Dr. Bates, 1,495,000; Mr. Barnes, 6,000 shares; Mr. Hills, 1,333 shares; Mr. Ruffle, 4,000 shares; Mr. Trotman, 1,333 shares; Dr. White, 12,000 shares; Dr. Wilson, 7,200 shares; Mr. Tagawa, 125,000 shares; Mr. Neally, 53,350 shares; Mr. Pape, 61,000 shares; and Directors and Executive Officers as a group, 1,826,216 shares.


(7) Based on information contained in the Schedule 13D dated May 17, 1995, as amended November 13, 1995 and November 27, 1995, and filed jointly with the Securities and Exchange Commission by Lion Advisors, L.P. ("Lion") and AIF II, L.P. ("AIF II"), such entities then owned beneficially 554,947 Common Shares, including immediately exercisable Warrants to acquire 115,629 Common Shares. The managing general partner of AIF II is Apollo Advisors, L.P. ("Advisors"). Advisors and Lion are affiliates. Lion beneficially holds the indicated securities for an investment account under management over which Lion has investment, dispositive and voting power. The Company does not believe that Lion and AIF II are affiliates of the Company under the Act.

(8) Represents Common Shares acquired upon exercise of Warrants including 97,853 shares on March 5, 1996 and 127,147 shares on September 26, 1996.

(9) Shares that any person or group of persons is entitled to acquire upon the exercise of options or warrants within 60 days after March 5, 1997, are treated as issued and outstanding for the purpose of computing the percent of the class owned by such person or group of persons but not for the purpose of computing the percent of the class owned by any other person.



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

         Pursuant to the new purchase agreement, Dr. Bates was entitled to purchase the Gamma Knife from Elekta for an aggregate purchase price of $2,900,000 plus sales tax. Dr. Bates obtained financing for the Gamma Knife purchase from an unaffiliated third party. Dr. Bates' lender financed the total purchase price, less $290,000 advanced by the Company, pursuant to an interest bearing installment note and security agreement. The Company advanced $290,000 of the purchase price, to be repaid by Dr. Bates over the term of the new lease agreement, pursuant to a promissory note bearing interest at 6% per annum and repayable over 60 months.

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

         Willie R. Barnes, the Secretary and a director of the Company, is a partner in the law firm of Musick, Peeler & Garrett. That law firm performed legal services for the Company in 1996. The management of the Company is of the opinion that the fees paid to Mr. Barnes' law firm are comparable to those fees that would have been paid for comparable legal services from a law firm not affiliated with the Company.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                             AND REPORTS ON FORM 8-K

         (a) Financial Statements and Schedules. The following Financial Statements and Schedules are filed with this Report.

                  Report of Independent Auditors
                  Audited Consolidated Financial Statements
                  Consolidated Balance Sheets
                  Consolidated Statements of Operations
                  Consolidated Statements of Stockholders' Equity
                  Consolidated Statements of Cash Flows
                  Notes to Consolidated Financial Statements
                  Financial Statement Schedules
                    Valuation and Qualifying Accounts

                  All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

                  Consent of Independent Auditors

         (b)      Exhibits. The following Exhibits are filed with this Report.

Exhibit
Number                 Description
------                 -----------
3.1        Articles of Incorporation of the Company, as amended. (1)

3.2        By-laws for the Company, as amended. (2)

4.6 Form of Common Stock Purchase Warrant of American Shared Hospital Services. (2)

4.8 Registration Rights Agreement, dated as of May 17, 1995, by and among American Shared Hospital Services, the Holders referred to in the Note Purchase Agreement, dated as of May 12, 1995 and General Electric Company, acting through GE Medical Systems.(2)

4.9 Promissory Note, dated May 17, 1995, by American Shared Hospital Services in favor of General Electric Company in the principal sum of $1,500,000, as amended. (2)

4.10 Promissory Note, dated January 31, 1996, by American Shared -CuraCare and CuraCare, Inc. in favor of DVI Business Credit Receivables Corporation, in the principal sum of $4,000,000. (3)

4.11 Promissory Note, dated May 17, 1995, by American Shared-CuraCare and CuraCare, Inc. in favor of DVI Financial Services Inc. in the principal sum of $2,500,000. (2)

4.12 Security Agreement dated as of May 17, 1995 by and between American Shared Hospital Services and General Electric Company, acting through GE Medical Systems. (2)

4.13 Agreement and Proxy, dated as of May 12, 1995 by Ernest A. Bates, M.D., Accepted and Agreed to by Anchor National Life Insurance Company, Sun Life Insurance Company of America, SunAmerica Inc., AIF II, L.P., Lion Advisors, L.P., Grace Brothers, Ltd., and Upchurch Living Trust U/A/D 12/14/90.(2)

4.14 Assignment and Assumption Agreement, dated as of December 31, 1995, between American Shared Hospital Services (assignor) and American Shared Radiosurgery Services (assignee). (3)

4.15 Assignment and Assumption Agreement, dated as of February 3, 1996, between American Shared Radiosurgery Services (assignor) and GK Financing, LLC (assignee).(3)

4.16 USC University Hospital Option Agreement, dated February 3, 1996, among American Shared Hospital Services, Ernest A. Bates, M.D. and GK Financing, LLC. (3)

4.17 Assignment and Assumption Agreement, dated as of February 3, 1996, among Ernest A. Bates, M.D. (assignor) and GK Financing, LLC (assignee). (3)

4.18 Assignment and Assumption Agreement, effective as of February 3, 1996, among Ernest A. Bates, M.D. (assignor) and GK Financing, LLC (assignee). (3)

4.19 Promissory Note, dated January 1, 1995, by American Shared-CuraCare in favor in General Electric Company, acting through GE Medical Systems, in the principal sum of $2,000,000, as amended. (3)

4.20 Promissory Note, dated December 30, 1994, by American Shared-CuraCare in favor of General Electric Company, in the principal sum of $481,667.81, as amended. (3)

4.21 Promissory Note, dated April 29, 1996 by GK Financing, LLC in favor of Skandinaviska Enskilda Banken in the principal amount of $1,300,000.

4.22 Promissory Note, dated December 23, 1996 by American Shared-CuraCare in favor of General Electric company, in the principal amount of $1,631,595.10

10.1     The Company's 1984 Stock Option Plan, as amended. (4)

10.2     The Company's 1995 Stock Option Plan, as amended. (5)

10.3 Form of Indemnification Agreement between American Shared Hospital Services and members of its Board of Directors. (4)

10.4 Agreement, effective as of November 1, 1994, by and among General Electric Company, acting through GE Medical Systems, and American Shared Hospital Services, and certain of its subsidiaries, as amended.
         (6)

10.5     Note Purchase Agreement, dated as of May 12, 1995, by and among
         Anchor National Life Insurance Company, Sun Life Insurance Company of America, and SunAmerica Inc., AIF II, L.P., Lion Advisors, L.P., Grace Brothers, Ltd. and Upchurch Living Trust U/A/D 12/14/90, American Shared Hospital Services and Ernest A. Bates, M.D. (2)

10.6 Loan and Security Agreement, dated as of January 31, 1996, among American Shared-CuraCare and CuraCare, Inc., American Shared Hospital Services, Ernest A. Bates, M.D. and DVI Business Credit Receivables Corporation. (3)

10.7 Loan and Security Agreement, dated as of May 17, 1995, among American Shared-CuraCare and CuraCare, Inc., American Shared Hospital Services, Ernest A. Bates, M.D. and DVI Financial Services Inc. (2)

10.8 Form of Unconditional Continuing Guaranty of American Shared Hospital Services. (3)

10.9     Form of Unconditional Continuing Guaranty of Ernest A. Bates, M.D. (3)

10.10 Intercreditor Agreement among American Shared Hospital Services, American Shared-Curacare, DVI Financial Services Inc. and DVI Business Credit Receivables Corporation and General Electric Company, acting through GE Medical Systems, dated as of January 31, 1996. (3)

10.11    Ernest A. Bates, Stock Option Agreement dated as of August 15, 1995.
         (7)

10.12    Operating Agreement for GK Financing, LLC, dated as of October 17,
         1995. (2)

10.13 Amendments dated as of October 26, 1995 and as of December 20, 1995 to the GK Financing, LLC Operating Agreement, dated as of October 17, 1995. (3)

10.14 Amendment No. 1, dated March 29, 1996, to Loan and Security Agreement, dated as of January 31, 1996, among American Shared-CuraCare and CuraCare, Inc., American Shared Hospital Services, Ernest A. Bates, M.D. and DVI Business Credit Receivables Corporation (Exhibit 10.6).


10.15 Amendment No. 2, dated January 31, 1996, to Loan and Security Agreement, dated as of January 31, 996, among American
         Shared-CuraCare and CuraCare, Inc., American Shared Hospital Services, Ernest A. Bates, M.D. and DVI Business Credit Receivables Corporation (Exhibit 10.6).

21       Subsidiaries of American Shared Hospital Services. (3)

23.1     Consent of Ernst & Young LLP.
--------------

       (1) These documents were filed as Exhibits 3.1, 4.1 and 4.2, respectively, to registrant's Registration Statement on Form S-2 (Registration No. 33-23416), which is incorporated herein by this reference.

       (2) These documents were filed as Exhibits 3.2, 4.6, 4.8, 4.9, 4.11, 4.12, 4.13, 10.5, 10.7 and 10.12, to registrant's Registration Statement on Form S-1 (Registration No. 33-63721) filed on October 26, 1995, which is incorporated herein by this reference. These documents were filed as Exhibits 10.24 and 10.35 respectively, to registrant's Registration Statement on Form S-2 (Registration No. 33-23416), which is incorporated herein by this reference.

       (3) These documents were filed as Exhibits 4.10, 4.14, 4.15, 4.16, 4.17,4.18, 4.19, 4.20, 10.6, 10.8, 10.9, 10.10, 10.13 and 21,
              respectively, to the registrant's Pre-Effective Amendment No. 1 to registrant's Registration Statement on Form S-1 (Registration No. 33-63721) filed on March 29, 1996, which is incorporated herein by this reference.

       (4) These documents were filed as Exhibits 10.24 and 10.35 respectively, to registrant's Registration Statement on Form S-2 (Registration NO. 33-23416), which is incorporated herein by this reference.

       (5) This document was filed as Exhibit A to registrant's Proxy Statement, filed on August 31, 1995, which is incorporated herein by this reference.

       (6) This document was filed as Exhibit 10.49 to registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1994, which is incorporated herein by this reference.

       (7) This document was filed as Exhibit B to registrant's Proxy Statement, filed on August 31, 1995, which is incorporated herein by this reference.

         (c)      Reports on Form 8-K.

                  The Company filed no reports on Form 8-K during the quarter ended December 31, 1996.

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

                                        AMERICAN SHARED HOSPITAL SERVICES
                                             (Registrant)



March 28, 1997                          By: /s/ Ernest A. Bates, M.D.
                                           -------------------------------------
                                             Ernest A. Bates, M.D.
                                             Chairman and Chief
                                             Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                               Title                        Date
---------                               -----                        ----
/s/ Ernest A. Bates, M.D.          Chief Executive Officer         March 28, 1997
----------------------------       and Chairman of the Board
Ernest A. Bates, M.D.

/s/ Willie R. Barnes               Director and                    March 28, 1997
----------------------------       Secretary
Willie R. Barnes


/s/ Matthew Hills                  Director                        March 28, 1997
----------------------------
Matthew Hills


/s/ John F. Ruffle                 Director                        March 28, 1997
----------------------------
John F. Ruffle


/s/ Stanley S. Trotman, Jr.        Director                        March 28, 1997
----------------------------
Stanley S. Trotman, Jr.

/s/ Augustus A. White, III, M.D.   Director                        March 28, 1997
--------------------------------
Augustus A. White, III, M.D.


/s/ Charles B. Wilson, M.D.        Director                        March 28, 1997
--------------------------------
Charles B. Wilson, M.D.


/s/ Craig K. Tagawa                Chief Financial                 March 28, 1997
----------------------------       Officer (Principal
Craig K. Tagawa                    Accounting Officer)

                        CONSOLIDATED FINANCIAL STATEMENTS

                        AMERICAN SHARED HOSPITAL SERVICES

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                        American Shared Hospital Services

                        Consolidated Financial Statements
                  and Financial Statement Schedule (Item 14(a))

                  Years ended December 31, 1996, 1995 and 1994




                                    CONTENTS

Report of Independent Auditors...............................................................   B-1

Audited Consolidated Financial Statements

Consolidated Balance Sheets..................................................................   B-2
Consolidated Statements of Operations........................................................   B-4
Consolidated Statements of Stockholders' Equity (Net Capital Deficiency).....................   B-5
Consolidated Statements of Cash Flows........................................................   B-6
Notes to Consolidated Financial Statements...................................................   B-8

Financial Statement Schedule

Valuation and Qualifying Accounts............................................................  B-30

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

Consent of Independent Auditors..............................................................  C-1

                         Report of Independent Auditors

The Board of Directors and Stockholders
American Shared Hospital Services

We have audited the accompanying consolidated balance sheets of American Shared Hospital Services as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at
Item 14 (a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Shared Hospital Services at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that American Shared Hospital Services will continue as a going concern. As more fully described in Note 1, the Company incurred operating losses in 1996, 1995 and 1994 and has a significant working capital deficiency and a net capital deficiency at December 31, 1996. In addition, the Company does not have sufficient cash resources to meet debt obligations maturing in 1997. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 3 to the financial statements, in 1995, the Company adopted Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".


                                                  ERNST & YOUNG LLP

March 6, 1997
Walnut Creek, California

                        American Shared Hospital Services

                           Consolidated Balance Sheets


                                                                          DECEMBER 31

                                                                    1996               1995
                                                                -------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                    $    368,000       $    452,000
   Restricted cash                                                   218,000            493,000
   Receivables, less allowance for uncollectible accounts
   of $1,240,000 ($1,448,000 in 1995):
        Trade accounts receivable                                  6,341,000          6,251,000
        Other                                                        207,000            259,000
                                                                -------------------------------
                                                                   6,548,000          6,510,000
  Prepaid expenses, inventories and other current
     assets                                                          698,000          1,191,000
                                                                -------------------------------
Total current assets                                               7,832,000          8,646,000

Note receivable from officer, less current portion                        --            191,000
Property and equipment:
   Land, buildings and improvements                                1,226,000          1,560,000
   Medical, transportation and office equipment                    9,880,000          7,453,000
   Capitalized leased medical and transportation equipment
                                                                  29,318,000         24,673,000
   Deposits and construction in progress                           1,530,000          1,000,000
                                                                -------------------------------
                                                                  41,954,000         34,686,000
   Accumulated depreciation and amortization                     (18,523,000)       (14,015,000)
                                                                -------------------------------
Net property and equipment                                        23,431,000         20,671,000

Other assets                                                         468,000            452,000
Intangible assets, less accumulated amortization of
  $1,330,000 ($1,136,000 in 1995)                                  1,238,000          1,375,000
                                                                -------------------------------

Total assets                                                    $ 32,969,000       $ 31,335,000
                                                                ===============================

                        American Shared Hospital Services

                                                                            DECEMBER 31

                                                                      1996               1995
                                                                 -------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL
      DEFICIENCY)
Current liabilities:
        Accounts payable                                         $  3,705,000       $  3,524,000
        Accrued interest                                               50,000            170,000
        Employee compensation and benefits                            944,000          1,175,000
        Other accrued liabilities                                     839,000          1,077,000
        Current portion of long-term debt                           6,816,000          2,796,000
        Current portion of obligations under capital leases         6,366,000          5,924,000
        Senior subordinated notes                                          --            773,000
                                                                 -------------------------------
Total current liabilities                                          18,720,000         15,439,000

Long-term debt, less current portion                                7,690,000          9,278,000
Obligations under capital leases, less current portion             16,245,000         16,847,000
Deferred income taxes                                                 164,000            164,000
Minority interest                                                     625,000            183,000

Stockholders' equity (net capital deficiency):
    Common stock, without par value:
      Authorized shares - 10,000,000
      Issued and outstanding shares - 4,769,000 in 1996
       and 4,244,000 in 1995                                       11,089,000         10,635,000
   Common stock options issued to officer                           2,414,000          2,414,000
   Additional paid-in capital                                         930,000            930,000
   Accumulated deficit                                            (24,908,000)       (24,555,000)
                                                                 -------------------------------
Total stockholders' equity (net capital deficiency)               (10,475,000)       (10,576,000)
                                                                 -------------------------------
Total liabilities and stockholders' equity (net capital
  deficiency)                                                    $ 32,969,000       $ 31,335,000
                                                                 ===============================

See accompanying notes.

                        American Shared Hospital Services

                      Consolidated Statements of Operations


                                                                      YEAR ENDED DECEMBER 31
                                                             1996               1995               1994
                                                         --------------------------------------------------
Revenues:
  Medical services                                       $ 36,989,000       $ 34,077,000       $ 38,545,000

Costs and expenses:
  Costs of operations:
      Medical services payroll                              7,312,000          6,984,000         10,284,000
      Maintenance and supplies                              6,698,000          6,766,000          7,808,000
      Depreciation                                          6,631,000          8,302,000          9,504,000
      Write-down of equipment                                      --          3,825,000                 --
      Equipment rental                                      3,449,000          2,808,000          1,580,000
      Other                                                 3,981,000          3,990,000          4,969,000
  Selling and administrative                                5,309,000          8,432,000          5,971,000
  Interest                                                  4,199,000          5,310,000          7,423,000
  Write-down of intangible assets                                  --            600,000                 --
                                                         --------------------------------------------------
Total costs and expenses                                   37,579,000         47,017,000         47,539,000
                                                         --------------------------------------------------
                                                             (590,000)       (12,940,000)        (8,994,000)

Gain on sale of assets and early termination of
  capital leases                                                3,000            226,000          3,294,000
Equity in earnings of partnerships                             46,000             54,000             85,000
Interest and other income                                     181,000            204,000             98,000
                                                         --------------------------------------------------
Loss before income taxes and extraordinary item              (360,000)       (12,456,000)        (5,517,000)
Income tax expense (benefit)                                   (7,000)             3,000             20,000
                                                         --------------------------------------------------
Loss before extraordinary item                               (353,000)       (12,459,000)        (5,537,000)

Extraordinary item--gain on early extinguishment
  of debt (net of income tax expense of $0, $0 and
    $7,000 in 1996, 1995 and 1994, respectively)                   --         19,803,000            362,000
                                                         --------------------------------------------------
Net income (loss)                                        $   (353,000)      $  7,344,000       $ (5,175,000)
                                                         ==================================================

Primary earnings per share:
  Loss before extraordinary item                         $      (0.08)      $      (2.96)      $      (1.93)
  Extraordinary item                                     $       0.00       $       4.71       $        .13
                                                         --------------------------------------------------
Net income (loss)                                        $      (0.08)      $       1.75       $      (1.80)
                                                         ==================================================

Common shares and equivalents used in computing per
  share amounts:                                            4,498,000          4,201,000          2,867,000
                                                         ==================================================


See accompanying notes.

                        American Shared Hospital Services

    Consolidated Statements of Stockholders' Equity (Net Capital Deficiency)


                                                                    Common
                                                                 Stock Options    Additional
                                       Common       Common         Issued to       Paid-In       Accumulated
                                       Shares        Stock          Officer        Capital         Deficit              Total
                                     ---------   ------------------------------------------------------------------------------
Balances at December 31, 1994        2,867,000     $ 8,795,000    $        --     $ 763,000      $(31,899,000)     $(22,341,000)
  Issuance of warrants to
      purchase 216,000 shares of
      common stock                          --              --             --       180,000                --           180,000
  Issuance of warrants to
      purchase 127,147 shares of
      common stock                          --              --             --       156,000                --           156,000
  Issuance of warrants to
      purchase 98,000 shares of
      common stock                          --              --             --        81,000                --            81,000
  Stock issuance costs                      --              --             --      (250,000)               --          (250,000)
  Issuance of common stock
      to officer                       184,000         265,000             --            --                --           265,000
  Issuance of common stock to
      noteholders                    1,193,000       1,575,000             --            --                --         1,575,000
  Issuance of common stock
      options to officer                    --              --      2,414,000            --                --         2,414,000
  Net income                                --              --             --            --         7,344,000         7,344,000
                                     ---------   ------------------------------------------------------------------------------
Balances at December 31, 1995        4,244,000      10,635,000      2,414,000       930,000       (24,555,000)      (10,576,000)
  Exercise of warrants to
      purchase 225,000 shares of
      common stock                     225,000           2,000             --            --                --             2,000
   Issuance of common stock to
      noteholders                      287,000         430,000             --            --                --           430,000
   Issuance of common stock
      to Board members                  13,000          22,000             --            --                --            22,000
  Net loss                                  --              --             --            --          (353,000)         (353,000)
                                     ---------   ------------------------------------------------------------------------------
Balances at December 31, 1996        4,769,000     $11,089,000     $2,414,000     $ 930,000      $(24,908,000)     $(10,475,000)
                                     =========   ==============================================================================


See accompanying notes.

                        American Shared Hospital Services

                      Consolidated Statements of Cash Flows


                                                                       YEAR ENDED DECEMBER 31
                                                               1996              1995              1994
                                                           -----------------------------------------------
Operating activities
Net income (loss)                                          $  (353,000)     $  7,344,000      $ (5,175,000)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
      Extraordinary gain, after income taxes                        --       (19,803,000)         (362,000)
      Gain on sale of assets                                    (3,000)          (23,000)       (3,294,000)
      Gain on early termination of capital leases                   --          (203,000)               --
      Depreciation and amortization                          6,978,000         8,818,000        10,206,000
      Write-down of equipment                                       --         3,825,000                --
      Write-down of intangible assets                               --           600,000                --
      Equity in (earnings) of partnerships                     (46,000)          (54,000)          (85,000)
      Compensation expense related to stock grants                  --         2,679,000                --
      Changes in operating assets and liabilities:
        Decrease (increase) in restricted cash                 275,000         2,390,000        (2,883,000)
       (Increase) decrease  in receivables                     (95,000)          264,000          (573,000)
        Decrease (increase) in prepaid expenses,
         inventories and other assets                          493,000          (287,000)          137,000
        Increase (decrease) in accounts payable and
         accrued liabilities                                 1,563,000          (674,000)         (335,000)
                                                           -----------------------------------------------
Net cash (used in) provided by operating activities          8,812,000         4,876,000        (2,364,000)

INVESTING ACTIVITIES
Proceeds from sale of respiratory therapy contracts                 --                --         4,002,000
Deposits made to purchase Gamma Knives                        (500,000)       (1,000,000)               --
Refund of deposit on Gamma Knife                                    --                --         1,090,000
Proceeds from sale and disposition of equipment                 70,000           157,000           900,000
Increase in minority interest                                  442,000           183,000                --
Payment for purchase of property and equipment                (293,000)         (226,000)         (393,000)
Note receivable to related party                                    --                --          (290,000)
Distributions received from partnerships                        15,000            55,000            58,000
Other                                                          (38,000)          210,000                --
                                                           -----------------------------------------------
Net cash (used in) provided by investing activities           (304,000)         (621,000)        5,367,000

FINANCING ACTIVITIES
Principal payments on long-term debt and obligations
  under capital leases                                      (8,234,000)       (9,612,000)       (4,357,000)
Issuance of restructuring notes                                     --                --         2,486,000
Payment for exercise of warrants                                 2,000                --                --
Repayment of advance for equipment purchase                         --                --          (800,000)
Proceeds from loan agreement                                        --         7,000,000                --
Note payable from related party                                     --         1,300,000                --
Payment for repurchase of senior subordinated notes           (360,000)       (3,893,000)          (64,000)
Other                                                               --           177,000                --
                                                           -----------------------------------------------
Net cash used in financing activities                       (8,592,000)       (5,028,000)       (2,735,000)
                                                           -----------------------------------------------
Net (decrease) increase in cash and cash equivalents           (84,000)         (773,000)          268,000
Cash and cash equivalents at beginning of year                 452,000         1,225,000           957,000
                                                           -----------------------------------------------
Cash and cash equivalents at end of year                   $   368,000      $    452,000      $  1,225,000
                                                           ===============================================

                        American Shared Hospital Services

                                                                              YEAR ENDED DECEMBER 31


                                                                   1996                 1995                1994
                                                                ----------------------------------------------------
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid                                                   $ 4,320,000         $  3,625,000         $ 2,730,000
                                                                ====================================================
Income taxes paid                                               $    31,000         $     82,000         $    25,000
                                                                ====================================================

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Acquisition of equipment with lease/debt financing              $ 9,996,000         $  1,342,000         $ 2,358,000
(Decrease) increase in medical and capitalized lease
  equipment due to lease restructuring                           (1,461,000)            (480,000)          1,710,000
(Decrease) increase in capitalized lease obligations due
  to lease restructuring                                         (1,461,000)            (480,000)          4,946,000
Decrease in accounts payable due to lease restructuring                  --                   --           4,602,000
Decrease in capitalized lease obligations due to sale of
  respiratory therapy contracts                                          --                   --            (300,000)
Accrued interest payable not paid as part of Senior
  Subordinated Notes Repurchase                                      17,000            8,853,000                  --
Stock and warrants issued to bondholders as part of
  Senior Subordinated Notes Repurchase                              430,000            1,836,000             588,000
Noncash portion of Senior Subordinated Notes redemption             413,000           13,801,000             257,000
Note receivable from officer added to basis of acquired
  asset                                                             248,000                   --                  --
Accounts payable converted to notes                               1,971,000                   --                  --


See accompanying notes.

                        American Shared Hospital Services

                   Notes to Consolidated Financial Statements

                                December 31, 1996


1. BUSINESS AND BASIS OF PRESENTATION

BUSINESS

American Shared Hospital Services (the "Company") provides shared diagnostic imaging services to health care providers located in approximately 23 states in various geographic regions of the United States. The four diagnostic imaging services provided by the Company are Magnetic Resonance Imaging, Computed Axial Tomography Scanning, Ultrasound, and Nuclear Medicine. In addition, the Company provides Gamma Knife units to two major university medical centers. The Company also provides Cardiac Catheterization Laboratory and Respiratory Therapy services.

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


On October 17, 1995, the Company (through ASRS) and Elekta AB, the manufacturer of the Gamma Knife (through its wholly owned United States subsidiary GKV Investments, Inc. ("GKV")), entered into an operating agreement which formed GK Financing, LLC ("GKF"). GKF provides alternative financing of Elekta Gamma Knife units in the United States. GKF will be the preferred provider for Elekta AB of financing arrangements such as fee-for-service lease arrangements.

All significant intercompany accounts and transactions have been eliminated in consolidation.

                        American Shared Hospital Services

1. BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

BUSINESS (CONTINUED)

The Company faces severe competition from other providers of diagnostic imaging services, some of which have greater financial resources than the Company, and from equipment manufacturers, hospitals, imaging centers and physician groups owning in-house diagnostic units. Significant competitive factors in the diagnostic services market include equipment price and availability, performance quality, ability to upgrade equipment performance and software, service and reliability. The Company's current financial problems may adversely affect its ability to obtain and retain certain profitable customer contracts, and its current high debt burden may affect its ability to offer technologically advanced equipment in the future. Due to the Company's financial condition, the two stock exchanges which list the Company's stock are continuing to monitor the Company's financial condition to determine whether the Company's common shares will remain listed.

The Company leases substantially all of its medical equipment from one primary provider.

BASIS OF PRESENTATION

The Company has incurred net losses before extraordinary items of $353,000, $12,459,000 and $5,537,000 in 1996, 1995 and 1994, respectively. At December 31,
1996, the Company has a working capital deficiency of $10,888,000 and a net capital deficiency of $10,475,000. In addition, the Company will not have sufficient cash resources to repay its debt obligations at maturity and will be required to seek new financing. There can be no assurance that such financing will be available or that the terms of any such financing will be acceptable to the Company.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.


Management's plans with regard to these operating issues include the following:
Continue to implement its program of expense reductions; identify and sell non-essential assets; negotiate favorable concessions from major creditors and enhance revenues by increasing customer contracts and equipment utilization. It is uncertain as to whether these events will occur, and if they do, the extent to which they will address the Company's operating issues.

                        American Shared Hospital Services

2. ACCOUNTING POLICIES

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of the financial statements requires management to make estimates and assumptions that affect reported amounts. These estimates are based on information available as of the date of the financial statements. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash in depository institutions which offer varying levels of federal insurance. Restricted cash is not considered a cash and cash equivalent for purposes of the consolidated statements of cash flows.

RESTRICTED CASH

Restricted cash represents cash limited as to use by a contractual arrangement. Restricted cash at December 31, 1996 and 1995 reflects cash that may only be used for the operations of GK Financing, LLC.

REVENUES AND ACCOUNTS RECEIVABLE

Revenue is recognized on a fee-for-service basis when the service is delivered. Trade accounts receivable are principally from hospitals and other health care providers located throughout the U.S., with no one customer providing a significant percent of revenues. The Company performs credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts at a level which management believes is sufficient to cover potential credit losses. A substantial portion of the Company's receivables collateralize its credit facilities (see Note 6).

ACCOUNTING FOR MAJORITY OWNED SUBSIDIARY

The Company accounts for GK Financing, LLC, as a consolidated entity due to its 81% majority equity interest. The minority interest's 19% share of earnings
(loss) is netted against "Equity in Earnings of Partnerships" in the consolidated statements of operations.

                        American Shared Hospital Services

2. ACCOUNTING POLICIES (CONTINUED)

INVENTORIES

Inventories, which consist of minor medical equipment and supplies used in the Company's business, are valued at the lower of cost or market, using a valuation method which approximates FIFO (first-in, first-out).

PROPERTY AND EQUIPMENT

In 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (see Note 3). As a result of such adoption, property and equipment is stated at cost, or the estimated fair value as determined by third parties, if less.

Depreciation is determined using the straight-line method over the estimated useful lives of the assets which for medical and transportation equipment is generally 2 - 10 years.

Capitalized leased equipment consists primarily of mobile Magnetic Resonance Imaging ("MRI") units, which include scanners and mobile vans. Capitalized leased equipment is amortized over the term of the lease, which ranges from 24 to 96 months. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life.

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

                        American Shared Hospital Services

2. ACCOUNTING POLICIES (CONTINUED)

PER SHARE AMOUNTS

Per share information has been computed based on the weighted average number of common shares outstanding. The Company incurred a net loss for the year, therefore, the incremental shares that arise as a result of the stock options and warrants outstanding are anti-dilutive as they reduce the loss per share. Dual presentation of primary and fully diluted EPS is not required as there is no dilution.

STOCK BASED COMPENSATION

Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

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

                        American Shared Hospital Services

3. ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF"

In connection with the adoption of statement of Financial Accounting Standards No. 121 ("FAS 121"), during the second quarter of 1995, management reviewed the recoverability of the carrying value of long-lived assets, primarily fixed assets, goodwill and deferred costs based on the life of the assets. The Company initiated its review of potential loss impairment due to the continuing changes in the health care environment which have put downward pressure on customer and equipment pricing. These changes have resulted in recent operating results and revised future forecasted operating results for certain assets being less than previously planned. This situation led to the conclusion that there was a potential impairment in the recorded value of fixed assets, goodwill and deferred costs. Management's estimate of future undiscounted cash flows over the useful life of certain assets was determined to be less than their recorded values, indicating impairment of these assets under the provisions of FAS 121. An impairment loss of $4,425,000 was recorded as of the second quarter of 1995 based on the differences between the fair value, as determined by third parties, and the recorded values of certain assets. The impairment loss is comprised of write-downs of equipment of $3,825,000 (primarily MRI, CT, nuclear medicine, and deferred assets); and a write-down of goodwill of $600,000.

No such impairment loss adjustment was required in 1996.

4. OTHER ASSETS

Other assets consist of the following:

                                                                                DECEMBER 31
                                                                           1996            1995
                                                                         ------------------------
Capitalized regulatory licensing fees                                    $ 90,000        $ 70,000
Prepaid commissions                                                       114,000         114,000
Purchased software, less accumulated amortization of
  $417,000 and $558,000 in 1996 and 1995, respectively                     51,000          42,000
Investment in partnerships                                                 33,000          49,000
Other assets                                                              180,000         177,000
                                                                         ------------------------
                                                                         $468,000        $452,000
                                                                         ========================

                        American Shared Hospital Services

5. SENIOR SUBORDINATED NOTES

During 1996 and 1995, the Company repurchased certain of its Senior Subordinated Notes resulting in extraordinary gains of $0 and $19,803,000, respectively.

The extraordinary gain in 1995 was the result of a debt restructuring agreement with four holders of $17,694,000 face value of its Senior Subordinated Notes. On May 17, 1995, these Senior Subordinated Note holders (the "ex-Noteholders") received approximately $3,900,000 in cash, plus 819,000 shares of common stock and warrants for an additional 216,000 shares of common stock. As a result of the additional options awarded to an officer of the Company, the ex-Noteholders were granted 374,000 additional common shares and 98,000 additional warrants to purchase common shares, to maintain their ownership interest at approximately 25% of the then fully diluted common shares. The warrants are immediately exercisable at $0.75 per share. The remaining Senior Subordinated Noteholders held $773,000 of the notes as of December 31, 1995. In addition, the debt covenants were amended which thereby cured the events of default on the Senior Subordinated Notes.

During 1996, the Company extended an exchange offer for the remaining $773,000 of Senior Subordinated Notes for common stock. On August 30, 1996, the Company exchanged $413,000 of its Senior Subordinated Notes, and the interest accrued thereon, for 287,000 shares of common stock valued at $430,000, using the market price on the date of exchange. The remaining $360,000 of the Senior Subordinated Notes, and the accrued interest thereon, was settled by the Company in cash on October 15, 1996, the stated maturity date of the Senior Subordinated Notes.

The following table summarizes the early extinguishment of debt during 1996 and 1995, as follows:

                                                     1996                 1995
                                                 ---------------------------------
Principal amount of Notes repurchased            $    413,000         $ 17,694,000
Accrued interest related to the Notes                  17,000            8,853,000
Unamortized debt issuance costs                            --             (525,000)
Stock and warrants issued to note holders            (430,000)          (1,836,000)
Estimated tax liability                                    --                   --
Closing costs                                              --             (490,000)
                                                 ---------------------------------
                                                           --           23,696,000
Payment for repurchase                                     --           (3,893,000)
                                                 ---------------------------------
Extraordinary gain                               $         --         $ 19,803,000
                                                 =================================

                        American Shared Hospital Services

6. LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                     DECEMBER 31
                                                                                1996              1995
                                                                             ----------------------------
Notes Issued in Conjunction with Lease Restructuring

Promissory note payable to primary provider of medical equipment bearing interest at 5% (effective February 1996) and 4% during
  1995, payable in 86 monthly installments, maturing in February 2002, secured by the Company's accounts receivable and certain medical
  equipment                                                                  $1,823,000        $1,976,000

Promissory note payable to primary provider of medical equipment bearing interest at 10.75%, payable in 60 monthly installments with
  the remaining balance due in January 2002                                   1,632,000                --

Promissory note payable to primary provider of medical equipment bearing interest at 10.5%, payable in 60 monthly installments,
  maturing in February 2000                                                     353,000           404,000

Promissory note payable to primary provider of medical equipment bearing interest at 10.75%, payable in 36 monthly installments
  with the remaining balance due in January 2000                                147,000                --

Borrowings for Repurchase of Senior Subordinated Notes

Borrowings under $4.5 million Revolving Line of Credit bearing interest at prime rate plus 5% (13.25% at December 31, 1996) for
  repurchase of Senior Subordinated Notes maturing in May 1997                3,875,000         3,883,000

Borrowings under Term Loan for repurchase of Senior Subordinated
  Notes bearing interest at 15%, payable in 48 monthly installments,
  maturing in June 1999                                                       1,764,000         2,305,000

Gamma Knife loan payable to primary provider of medical equipment bearing interest at 10.5%, payable in 40 monthly installments,
  maturing in September 1998                                                   768,000          1,135,000

Other Notes and Borrowings

Gamma Knife loan payable to primary provider of medical equipment bearing interest at 10.5%, payable in 60 monthly installments,
  maturing in July 1999 (Note 13)                                             1,752,000                --

Promissory note payable, bearing interest at prime rate plus 2%
  (10.25% at December 31, 1996) due in October 1998 (Note 14)                 1,300,000                --

Promissory note payable to related party, bearing interest at prime rate plus 2%; $1,000,000 due in October 1996 and $300,000 due in
  1997 (Note 14)                                                                     --         1,300,000

                        American Shared Hospital Services

6. LONG-TERM DEBT (CONTINUED)

                                                                                         DECEMBER 31
                                                                                 1996                 1995
                                                                             ---------------------------------
Promissory note payable to related party in the amount of $1,320,000, bearing interest at prime rate plus 2% (10.25% at December 31,
  1996) maturing in October 1997 for capital expenditures relating to
  GK Financing, LLC. No amounts outstanding (Note 14)                        $         --         $         --


Installment notes payable in monthly installments through January
  1999, bearing interest at 8.25% to 22%, secured by certain medical
  equipment                                                                       983,000              836,000

Promissory note payable, bearing interest at 11.25%, payable in 25
  monthly installments, maturing in July 1997                                     109,000              235,000
                                                                             ---------------------------------
                                                                               14,506,000           12,074,000

Less current portion                                                           (6,816,000)          (2,796,000)
                                                                             ---------------------------------
                                                                             $  7,690,000         $  9,278,000
                                                                             =================================

Annual contracted maturities under the initial terms of long-term debt for the five years after December 31, 1996 are as follows: $6,816,000 in 1997, $4,119,000 in 1998, $1,772,000 in 1999, $786,000 in 2000, $848,000 in 2001, and
$165,000 thereafter.

The Company is severely limited by covenants in its credit agreements which limit the Company's ability to merge with any other entity, to create subsidiaries, to pay cash dividends, to repurchase stock for cash, incur additional indebtedness, or to change the status of the equipment acting as collateral in such a way as to impair its value.

In addition, the Company has pledged substantially all of its liquid assets and substantially all of its personal property to secure its existing debt.

Notes Issued in Conjunction with Lease Restructuring

On December 30, 1994 the Company converted various service and other payments that were due and unpaid into a $2,000,000 promissory note with its primary provider of medical equipment. The note is dated January 1, 1995 and was issued by the Company in conjunction with the lease restructuring (see Note 10). The note matures in February 2002 and bears interest at an annual rate of 4% payable in arrears. Monthly payments of interest only are due for the first eleven months through November 1995. Thereafter, the principal balance of the note will amortize in 75 equal monthly installments until maturity. The note is secured by a second priority lien on the accounts receivable of the Company and a first priority lien on certain medical equipment.

                        American Shared Hospital Services

6. LONG-TERM DEBT (CONTINUED)

Notes Issued in Conjunction with Lease Restructuring (continued)

In March 1996, the Company amended the $2,000,000 promissory note agreement to provide for an additional six months of interest-only payments and to increase the interest rate to 5% and revise the remaining monthly payments until maturity. All other terms from the original note remained unchanged.

On December 23, 1996, the Company converted past due service payments into a $1,632,000 promissory note with its primary provider of medical equipment.

The note matures in January 2002 and bears interest at an annual rate of 10.75%. The note is unsecured.

The Company also converted $481,000 of unpaid use taxes into a note payable to its primary provider of medical equipment. The note bears interest at 10.5% payable in 60 monthly payments beginning February 1, 1995. The Company also converted $147,000 of unpaid property taxes into a promissory note payable to its primary provider of medical equipment. The note bears interest at an annual rate of 10.75%, payable in 36 consecutive monthly installments with the remaining balance due in January 2000.

Borrowings for Repurchase of Senior Subordinated Notes

The repurchase of Senior Subordinated Notes (the "Notes Repurchase") was completed with the proceeds of three new credit facilities: a new revolving line of credit (the "New Revolver"), a term loan, and a Gamma Knife Loan. Under the New Revolver, the Company currently has available up to $4,500,000 according to a formula based on eligible accounts receivable. The New Revolver provides for interest payments only (computed at the Bank of America prime rate plus 5%, 13.25% at December 31, 1996) until maturity on May 31, 1997, when all amounts are due and payable. The initial proceeds of $3,000,000 drawn under the New Revolver were used primarily to fund the cash consideration in the Notes Repurchase. At December 31, 1996, the Company had drawn $3,875,000 under the New Revolver and, based on eligible accounts receivable, had an additional $625,000 available under the facility. Under the terms of the agreement, the Company's cash receipts are processed through bank accounts controlled by the lender and the lender has a first priority lien on all of the Company's accounts receivable, certain equipment, inventory and general intangibles. The New Revolver is personally guaranteed by an officer of the Company.

                        American Shared Hospital Services

6. LONG-TERM DEBT (CONTINUED)

Borrowings for Repurchase of Senior Subordinated Notes (continued)

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

The Company also entered into a $1,500,000 18-month level amortizing loan at an interest rate of 10.5% (the "Gamma Knife Loan"). The proceeds of the Gamma Knife Loan were used to refinance the Company's Gamma Knife, to fund in part the Notes Repurchase, and to provide working capital. The Gamma Knife Loan is collateralized with a first priority security interest in the Gamma Knife owned by the Company. The payments on this loan were restructured from $90,431 per month to $40,203 per month effective September 17, 1995, and to extend the loan term to September 17, 1998, to match renegotiated terms of the underlying customer contract.

Proceeds from the borrowings funding the repurchase of the Senior Subordinated Notes in 1995 were used as follows:


Repurchase of Senior Subordinated Notes                                 $3,900,000
Reduction of other term debt                                               400,000
Closing costs                                                              570,000
Refinance of certain equipment                                           1,000,000
Payment of accrued and unpaid interest through April 15, 1995 to
   remaining bondholders                                                   500,000
Working capital                                                            630,000
                                                                        ----------
Total originally drawn                                                  $7,000,000
                                                                        ==========

Closing costs include approximately $80,000 of loan origination fees which have been capitalized.

                        American Shared Hospital Services

7. INCOME TAXES

Significant components of the Company's deferred tax liabilities and assets as of December 31, 1996 and 1995 are as follows:

                                                        1996                1995
                                                   --------------------------------
Deferred tax liabilities:
         Other - net                               $   (164,000)        $  (164,000)
                                                   --------------------------------
Total deferred tax liabilities                         (164,000)           (164,000)

Deferred tax assets:
  Net operating loss carryforwards                    5,700,000           6,400,000
  Fixed assets                                        3,100,000           2,900,000
  Other - net                                           800,000             600,000
                                                   --------------------------------
Net deferred tax assets                               9,600,000           9,900,000
Valuation allowance for deferred tax assets          (9,600,000)         (9,900,000)
                                                   --------------------------------
Total deferred tax assets                                    --                  --
                                                   --------------------------------
Net deferred tax liabilities                       $   (164,000)        $  (164,000)
                                                   ================================

The decrease in the valuation allowance during 1996 was $300,000.

The components of the provision (benefit) for income taxes consist of the following:

                                                                              LIABILITY METHOD
                                                         ----------------------------------------------------------
                                                                 1996               1995                1994
                                                         ------------------------------------------------------------
Current:
  Federal                                                    $        -          $        -         $         -
  State                                                          (7,000)              3,000               27,000
Deferred (reduction):
  Federal                                                              -                  -                    -
  State                                                                -                  -                    -
                                                         ------------------------------------------------------------
                                                             $    (7,000)        $     3,000        $     27,000
                                                         ============================================================


The amounts relate to state income taxes, miscellaneous payments and refunds of federal and state income taxes and adjustments of amounts paid and accrued in prior years.

                        American Shared Hospital Services

7. INCOME TAXES (CONTINUED)
The provision (benefit) for income taxes as included in the consolidated financial statements is as follows:

                                                                 1996                  1995                 1994
                                                         ---------------------------------------------------------------
Income (loss) before extraordinary gain                      $    (7,000)         $     3,000           $    20,000
Extraordinary gain                                                     -                    -                 7,000
                                                         ---------------------------------------------------------------

                                                             $    (7,000)         $     3,000           $    27,000
                                                         ===============================================================


The provision (benefit) for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (35% in 1996, 1995 and 1994) to income (loss) before taxes as follows:


                                                              1996              1995                1994
                                                          --------------------------------------------------
Computed expected tax, including tax on extraordinary
  gain                                                      $(126,000)       $ 2,570,000        $(1,802,000)
Change in valuation allowance                                (300,000)        (2,660,000)         1,735,000
State income taxes (benefit), net of federal benefit           (7,000)             3,000             27,000
Amortization and write-down of intangible assets                   --             77,000             67,000
Reduction in carryovers and tax attributes                    323,000                 --                 --
Other                                                         103,000             13,000                 --
                                                          -------------------------------------------------
                                                            $  (7,000)       $     3,000        $    27,000
                                                          =================================================

At December 31, 1996, the Company has a net operating loss carryforward for federal income tax return purposes of approximately $14,400,000 which expires between 1999 and 2011. This carryforward is subject, in part, to separate return limitations. It also has state carryforwards of varying amounts. The Company's ability to utilize its net operating loss carryforward may be limited in the event of a 50% or more ownership change within any three-year period. Approximately $16,000,000 of the previous net operating loss carryforward was used to offset the gain on early extinguishment of the Senior Subordinated Notes in May 1995.

8. STOCKHOLDERS' EQUITY

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

                        American Shared Hospital Services

             Notes to Consolidated Financial Statements (continued)





8. STOCKHOLDERS' EQUITY (CONTINUED)

1984 Stock Option Plan (continued)

On August 15, 1995, the Stock Option Committee of the Board of Directors approved the amendment of the terms of substantially all options outstanding under the Company's 1984 Stock Option Plan, covering an aggregate of approximately 165,000 shares, to reduce the initial exercise price to $1.625 per share, which was the closing price of common shares on such date.

1995 Stock Option Plan

The Company's 1995 Stock Option Plan, providing for nonqualified stock options and "incentive stock options," was approved by the Company's Board of Directors on August 15, 1995, subject to shareholder approval, which was given on October 6, 1995. Under the 1995 Plan, 330,000 common shares are reserved for awards to officers and other key employees, non-employee directors, and advisors. Provisions of the 1995 Stock Option Plan include an automatic grant to each non-employee director of up to 4,000 shares annually on the date of the Company's Annual Shareholder Meeting, at an exercise price equal to the market price of the Company's common shares on that date, until the non-employee director has options for a total of 12,000 shares of the Company's common stock in all Company plans. Directors who are appointed or elected to the Company's Board of Directors on a date other than that of the Annual Shareholder Meeting receive a pro-rata grant of such shares, at an exercise price equal to the market price of the Company's common shares on the date of grant. Grants of options for 19,000 shares were made pursuant to this provision during 1996.

                        American Shared Hospital Services

             Notes to Consolidated Financial Statements (continued)





8. STOCKHOLDERS' EQUITY (CONTINUED)

Changes in options outstanding under the 1984 and 1995 Stock Option Plans from January 1, 1994 to December 31, 1996 are as follows:


                                                NUMBER             Price             Weighted Average
                                              OF SHARES          Per Share            Exercise Price
                                             ------------------------------------------------------------

 Balance at January 1, 1994                     308,000         $1.375 - $7.50               -
 Granted                                              -                -                     -
 Exercised                                            -                -                     -
 Forfeited                                      (52,000)        $1.375 - $5.00               -
                                             ----------------
  Balance at December 31, 1994                  256,000         $1.375 - $7.50               -
 Granted                                        256,000             $1.625                   -
 Exercised                                            -                -                     -
 Forfeited                                      (92,000)        $3.00 - $7.125               -
                                             ----------------
  Balance at December 31, 1995                  420,000         $1.375-$1.625                -
 Granted                                         19,000                                   $1.634
 Forfeited                                      (22,000)                                  $1.625
                                             ----------------
  Balance at December 31, 1996                  417,000                                   $1.625
                                             ================



At December 31, 1996, 64,000 options were available for grant and 330,000 shares were reserved for future issuance under the 1995 Plan.

Shares and Options Issued to Officer
------------------------------------

Simultaneous with the Notes repurchase in 1995 (Note 5), the Company's Chairman and Chief Executive Officer was issued an additional 184,000 shares of the Company's stock, for which the Company recorded compensation expense of $265,000. The common shares were granted to the officer in partial considera-tion for a personal guarantee of $6.5 million of new credit facilities and for continued employment with the Company.

In addition, on August 15, 1995, the officer was granted a ten-year, immediately exercisable option to purchase 1,495,000 common shares for an exercise price of $0.01 per share for which the Company has recorded compensation expense of $2,414,000. These options were granted to the officer as final consideration for personal guarantees of the new credit facilities and for continued employment with the Company.

                        American Shared Hospital Services

             Notes to Consolidated Financial Statements (continued)





8. STOCKHOLDERS' EQUITY (CONTINUED)

The following table summarizes information about all options outstanding at December 31, 1996:


                                          OPTIONS OUTSTANDING                              Options Exercisable

                       ------------------------------------------------------------------------------------------------------
                                                 Weighted Average
                                                    Remaining            Weighted                               Weighted
                                                 Contractual Life         Average                               Average
       Range of                NUMBER                (Years)             Exercise          Number            Exercise Price
   Exercise Prices           OUTSTANDING                                   Price         Exercisable
-----------------------------------------------------------------------------------------------------------------------------

       $  .01                 1,495,000                8.8             $   .01           1,495,000            $   .01

       1.625-1.6875             417,000                7.3               1.625             377,000              1.625
-----------------------------------------------------------------------------------------------------------------------------
       $  .01-1.6875          1,912,000                8.4             $   .36           1,872,000            $   .33
=============================================================================================================================


At December 31, 1996 and 1995, 1,873,000 and 1,870,000 options, respectively, were vested and exercisable.

Pro Forma Information related to Option Grants
----------------------------------------------

Pro forma information regarding net income and earnings per share is required by SFAS 123 for awards granted after December 31, 1994 as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value of the Company's stock-based awards to employees was estimated using a Black-Scholes option pricing model. The Black-Scholes options valuation model was developed for use in estimating the fair value of traded option which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of the Company's option grants under the 1984 and 1995 Plans was estimated assuming no expected dividends and the following weighted-average assumptions:

                                      1996                   1995
                                   --------------------------------

Expected life (years)                 9.5                    9.5
Expected volatility                  99.3%                 100.0%
Risk-free interest rate               7.9%                   7.9%

                        American Shared Hospital Services

             Notes to Consolidated Financial Statements (continued)





8. STOCKHOLDERS' EQUITY (CONTINUED)

The weighted-average fair value of options granted during 1996 was $1.49. For pro forma purposes, the estimated fair value of the Company's options is amortized over the options' vesting period. The Company's pro forma information follows:

                                                         1996                   1995
                                                     -------------------------------------

Net income (loss)     As reported                    $(353,000)            $7,344,000
                      Pro forma                       (387,000)             6,798,000

Net Income (loss)     As reported                        (0.08)                  1.75
per share
                      Pro forma                          (0.09)                  1.62


Because SFAS 123 is applicable only to awards granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until approximately 1999.

1995-1996 Director Retainer Shares
----------------------------------

On February 16, 1996, the Company's Board of Directors agreed that non-employee directors could elect to receive some or all of their $5,000 annual Directors' Retainer Fees for 1995 and/or 1996 in shares of the Company's common stock, instead of in cash, at the rate of $1.6875 per share, which was the closing price of the Company's common stock on that date. A total of 13,047 shares were issued during 1996 for that purpose. The remaining Director Retainer Fees due to non-employee directors for 1995 and/or 1996 were paid in cash during 1996.

Warrants Issued in Conjunction with Lease Restructuring
-------------------------------------------------------

In 1994 and 1995, as consideration for the financial accommodations granted in the restructuring of the Company's lease obligations, the Company issued immediately exercisable warrants to its primary provider of leased equipment, granting the right to purchase 97,853 and 127,147 common shares, respectively, at a price of $0.01 per share. In 1996, these warrants were exercised to purchase 225,000 common shares.

                        American Shared Hospital Services

             Notes to Consolidated Financial Statements (continued)





8. STOCKHOLDERS' EQUITY (CONTINUED)

Options and Warrants Issued in Conjunction with Repurchase of Senior Subordinated Notes

On May 17, 1995, simultaneous with the Notes repurchase (Note 5), the Company issued 819,000 common shares (equal to approximately 20% of the Company's then fully diluted common shares) and warrants to purchase 216,000 shares of common stock (equal to approximately 5% of the then fully diluted common shares) to the holders of $17,694,000 face value of the Company's Senior Subordinated Notes that were repurchased. The warrants are immediately exercisable at $0.75 per share, expiring on May 17, 2002.

As a result of the additional options awarded to an officer of the Company, the ex-Noteholders were granted 374,000 additional common shares and 98,000 additional warrants to purchase common shares, to maintain their ownership interest at approximately 25% of the then fully diluted common shares. The warrants are immediately exercisable at $0.75 per share, expiring on May 17, 2002.

Capital shares reserved for future issuances total 2,291,000 shares at December 31, 1996.

9. RETIREMENT PLAN

The Company has a defined contribution retirement plan for which substantially all full-time employees are eligible. Under the terms of the plan, the Company may contribute a discretionary matching contribution on behalf of each participant, determined each year by the Company, equal to a percentage of each participant's contributions and applicable to the first 6% of each participant's salary. The Company made no contributions to the plan in 1996, 1995 or 1994.


10. OBLIGATIONS UNDER CAPITAL LEASES

The Company leases MRI units and other equipment under capital leases having an aggregate net book value of $17,475,000 at December 31, 1996. Amortization of assets recorded under capital leases is included with depreciation expense, and is primarily amortized over the life of the lease. On December 30, 1994 (effective as of November 1, 1994 for most leases that were considered capital prior to that date, and January 1, 1994 for leases that were considered operating prior to that date) and at the end of 1995 and certain leases again in early 1996, the Company and its major provider of medical equipment entered into a restructuring of the obligations of the Company under lease agreements.

                        American Shared Hospital Services

             Notes to Consolidated Financial Statements (continued)





10. OBLIGATIONS UNDER CAPITAL LEASES (CONTINUED)

Substantially all capital leases of the Company were restructured and after restructuring continued to meet the criteria to be accounted for as capitalized leases. Under these modified leases, required payments by the Company are scheduled to retire the unpaid principal balance over the extended lease terms which will expire on various dates through December 31, 1999. All the operating leases covered by the restructuring agreement in effect on October 31, 1994 were modified to extend the payment schedules. As a result of modification of lease terms, these leases met the criteria for capitalization, and were accounted for as capital leases in the accompanying financial statements. Under all the modified leases the Company is entitled to purchase the equipment at its fair market value, or to extend the relevant lease, at the end of the lease term.

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

On March 1, 1996, the Company received an offer from its primary provider of medical equipment to restructure certain of its capital lease obligations. The general terms of the restructuring provide for various months of no payments in 1996 followed by increased payments in the latter part of the agreements. The Company completed this restructuring on March 8, 1996.

                        American Shared Hospital Services

             Notes to Consolidated Financial Statements (continued)





10. OBLIGATIONS UNDER CAPITAL LEASES (CONTINUED)
Future minimum lease payments, together with the present value of the net minimum lease payments under capital leases at December 31, 1996, are summarized as follows:

                                                                                       Maintenance and
                                                                    NPV OF MINIMUM        Other Lease
                                                                    LEASE PAYMENTS       Related Costs
                                                                   -----------------------------------

1997                                                               $     8,606,000       $   1,685,000
1998                                                                     8,179,000             619,000
1999                                                                     6,450,000             301,000
2000                                                                     2,973,000             133,000
2001                                                                       776,000              53,000
Thereafter                                                                 666,000                   -
                                                                   -----------------------------------
Total                                                                   27,650,000       $   2,791,000
                                                                                       ===============
Less amounts representing interest                                       5,039,000
                                                                   ---------------
Present value of net minimum lease payments                             22,611,000
Less current portion                                                     6,366,000
                                                                   ---------------
                                                                   $    16,245,000
                                                                   ===============


As shown above, in addition to the capital lease payments, the Company is also required to make repair, maintenance, and other lease related payments. These payments vary primarily on the level and amount of repairs and service needed.

During 1996, 1995 and 1994, the Company financed approximately $7,263,000, $1,342,000 and $2,358,000, respectively, of equipment purchases with capital lease obligations. During 1996, 1995 and 1994, the Company incurred interest costs of $4,199,000, $5,310,000 and $7,423,000, respectively.

11. OPERATING LEASES

The Company leases MRI and CT scanning equipment, automobiles, transportation equipment, and office space under operating leases expiring at various dates through 2003.

                        American Shared Hospital Services

             Notes to Consolidated Financial Statements (continued)





11. OPERATING LEASES (CONTINUED)

Future minimum payments under noncancelable operating leases having initial terms of more than one year consisted of the following at December 31, 1996:

1997                                                      $    1,641,000
1998                                                           1,622,000
1999                                                           1,450,000
2000                                                           1,052,000
2001                                                             310,000
Thereafter                                                        93,000
                                                          --------------
                                                          $    6,168,000
                                                          ==============


Payments for repair and maintenance agreements are included in the future minimum operating lease payments shown above.

Rent expense was $3,841,000, $3,458,000 and $2,326,000 for the years ended December 31, 1996, 1995 and 1994, respectively, and includes the above operating leases as well as month-to-month rental and certain capital lease executory costs.

12. SALE OF RESPIRATORY THERAPY CONTRACTS

The Company sold eight of fourteen respiratory therapy contracts to an unrelated third party on December 31, 1994 for approximately $4,000,000 in cash. As a result of the sale, the Company wrote off $180,000 in assets relating to the contracts. In addition, the purchaser agreed to assume $300,000 in lease obligations related to the assets. The Company recognized a gain on this transaction of $3,199,000. Revenue generated under these contracts was approximately $5,300,000 in 1994. A net loss in 1994 of $400,000 was recognized on the operation of these contracts on a fully costed basis. The sale of the contracts constitutes a sale of a portion of a product line in which the Company is reducing its emphasis.

13. PURCHASE OF GAMMA KNIFE FROM RELATED PARTY

On February 3, 1996, the Company purchased a Gamma Knife through its subsidiary, GK Financing, LLC from its Chief Executive Officer in exchange for forgiveness of the outstanding balance of a note due to the Company of $248,000 at December 31, 1996, plus assumption of a note payable in the amount of $2,270,000. The note is payable to the Company's primary provider of medical equipment, bearing interest at 10.5%, due in 60 monthly installments, with final payment due July 1999.

                        American Shared Hospital Services

             Notes to Consolidated Financial Statements (continued)





14. COMMITMENTS AND CONTINGENCIES

On October 11, 1996 and October 17, 1995, the Company, through GKF, entered into quotation agreements to purchase a total of seven Gamma Knife units from the equipment manufacturer. Under the terms of the quotation agreements, the Company is committed to purchase this equipment for $19,654,000, effective when the equipment is placed in service at each customer location. At December 31, 1996, the Company had a $1,500,000 deposit related to these purchase commitments which is classified as construction in progress. On October 31, 1996, GKF accepted assignment of a Gamma Knife unit from the equipment manufacturer's original purchaser. Under the assignment agreement, GKF has a commitment to purchase the equipment for the remaining amount owed to the manufacturer of approximately $2,150,000 effective when the equipment is placed in service at the customer location. The Company has an agreement with the original purchaser to allow usage of the Gamma Knife unit in exchange for the $625,000 deposit made by the original purchaser. In 1995, GKF entered into a promissory note for $1,320,000 with the equipment manufacturer to provide funds for future capital expendi-tures. As of December 31, 1996 there have been no borrowings under this note.
In addition, during 1996, a bank assumed the $1.3 million promissory note that had been payable to the equipment manufacturer and extended the maturity date to October 1998.

15. PROPOSED MERGER

The Company is currently involved in merger discussions with US Diagnostic Inc. ("USD") whereby American Shared common stock would be exchanged for USD shares. In addition, USD proposes to provide similar terms for the outstanding options and warrants. The parties have not yet entered into a definitive merger agreement nor have the material terms of the transaction been presented for approval by their respective Boards of Directors. The closing of the transaction will be subject to the satisfaction of numerous conditions, including the consent of the Company's lenders, the receipt of certain regulatory approvals, and the approval of the Company's shareholders.

US Diagnostic Inc. is a provider of radiology services focused on the acquisition, operations and management of multi-modality diagnostic imaging center and related medical facilities in the United States.

                        American Shared Hospital Services

                        Valuation and Qualifying Accounts


                                       Additions                                     Additions
                       Balance at     Charged to        Amounts       Balance at     Charged to       Amounts         Balance at
                      December 31,    Costs and       Written Off    December 31,    Costs and      Written Off      December 31,
                          1993         Expenses                         1994          Expenses                           1995
                    --------------- -------------  --------------  -------------   ------------    -------------   --------------

 Allowance for
    uncollectible
    accounts        $ (1,143,000)   $ (1,101,000)   $  820,000     $ (1,424,000)   $ (1,347,000)   $ 1,323,000     $ (1,448,000)








                            Additions
                           Charged to                   Balance at
                           Costs and       Amounts     December 31,
                            Expenses      Written Off      1996
                         -------------   ------------  ------------

 Allowance for
    uncollectible
    accounts             $ (1,014,000)   $ 1,222,000   $ (1,240,000)

                        CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement, as amended, (Forms S-8, No. 2-90646; No. 33-21509; No. 33-48980) pertaining to the 1984 Stock Option Plan of American Shared Hospital Services; the Registration Statement (Form S-8, No. 33-45999) pertaining to the American Shared Hospital Services 1991 Employee Stock Bonus Plan; the Registration Statement
(Form S-8, No. 333-08009) pertaining to the 1995 Stock Option Plan of American Shared Hospital Services; and the Registration Statement, as amended,
(Form S-3, No. 333-12879) pertaining to the registration of 2,679,047 Common Shares of American Shared Hospital Services and in the related Prospectuses of our report dated March 6, 1997, with respect to the consolidated financial statements and schedule of American Shared Hospital Services included in this Annual Report (Form 10-K) for the year ended December 31, 1996.

March 25, 1997                                  /s/ Ernst & Young LLP
Walnut Creek, California                        ---------------------
                                                    Ernst & Young LLP

                               Index to Exhibits


Exhibit                                                                               Sequential Page
Number                 Description                                                          Number
------                 -----------                                                          ------
3.1     Articles of Incorporation of the Company, as amended.(1)                              *

3.2     By-laws for the Company, as amended. (2)                                              *

4.6     Form of Common Stock Purchase Warrant of American Shared
        Hospital Services. (2)                                                                *

4.8     Registration Rights Agreement, dated as of May 17, 1995, by and among American Shared Hospital Services, the Holders referred to in the Note Purchase Agreement, dated as of May 12, 1995 and
        General Electric Company, acting through GE Medical Systems.(2)                        *

4.9     Promissory Note, dated May 17, 1995, by American Shared
        Hospital Services in favor of General Electric Company in the
        principal sum of $1,500,000, as amended. (2)                                           *

4.10    Promissory Note, dated January 31, 1996, by American Shared -
        CuraCare and CuraCare, Inc. in favor of DVI Business Credit
        Receivables Corporation, in the principal sum of $4,000,000.
        (3)                                                                                    *

4.11    Promissory Note, dated May 17, 1995, by American Shared-
        CuraCare and CuraCare, Inc. in favor of DVI Financial Services
        Inc. in the principal sum of $2,500,000. (2)                                           *

4.12    Security Agreement dated as of May 17, 1995 by and between
        American Shared Hospital Services and General Electric Company,
        acting through GE Medical Systems. (2)                                                 *

4.13    Agreement and Proxy, dated as of May 12, 1995 by Ernest A.
        Bates, M.D., Accepted and Agreed to by Anchor National Life
        Insurance Company, Sun Life Insurance Company of America,
        SunAmerica Inc., AIF II, L.P., Lion Advisors, L.P., Grace
        Brothers, Ltd., and Upchurch Living Trust U/A/D
        12/14/90.(2)                                                                            *

4.14    Assignment and Assumption Agreement, dated as of December 31,
        1995, between American Shared Hospital Services (assignor) and
        American Shared Radiosurgery Services (assignee). (3)                                   *

4.15    Assignment and Assumption Agreement, dated as of February 3,
        1996, between American Shared Radiosurgery Services (assignor)
        and GK Financing, LLC (assignee).(3)                                                    *

4.16    USC University Hospital Option Agreement, dated February 3,
        1996, among American Shared Hospital Services, Ernest A. Bates,
        M.D. and GK Financing, LLC. (3)                                                         *

4.17    Assignment and Assumption Agreement, dated as of February 3,
        1996, among Ernest A. Bates, M.D. (assignor) and GK Financing,
        LLC (assignee). (3)                                                                     *

4.18    Assignment and Assumption Agreement, effective as of February 3, 1996, among Ernest A. Bates, M.D. (assignor) and GK Financing, LLC
        (assignee). (3)                                                                         *

4.19    Promissory Note, dated January 1, 1995, by American Shared-CuraCare in favor in General Electric Company, acting through GE Medical Systems,
        in the principal sum of $2,000,000, as amended. (3)                                     *

4.20    Promissory Note, dated December 30, 1994, by American Shared-CuraCare in favor of General Electric Company, in the principal sum of
        $481,667.81, as amended. (3)                                                            *

4.21    Promissory Note, dated April 29, 1996 by GK Financing, LLC in favor of
        Skandinaviska Enskilda Banken in the principal amount of $1,300,000.

4.22    Promissory Note, dated December 23, 1996 by American Shared-CuraCare in favor of General Electric company, in the principal amount of
        $1,631,595.10

10.1    The Company's 1984 Stock Option Plan, as amended. (4)                                   *

10.2    The Company's 1995 Stock Option Plan, as amended. (5)                                   *

10.3    Form of Indemnification Agreement between American Shared Hospital Services
        and members of its Board of Directors. (4)                                              *

10.4    Agreement, effective as of November 1, 1994, by and among General Electric
        Company, acting through GE Medical Systems, and American Shared Hospital
        Services, and certain of its subsidiaries, as amended. (6)                              *

10.5    Note Purchase Agreement, dated as of May 12, 1995, by and among Anchor
        National Life Insurance Company, Sun Life Insurance Company of America, and
        SunAmerica Inc., AIF II, L.P., Lion Advisors, L.P., Grace Brothers, Ltd. and
        Upchurch Living Trust U/A/D 12/14/90, American Shared Hospital Services and
        Ernest A. Bates, M.D. (2)                                                               *

10.6    Loan and Security Agreement, dated as of January 31, 1996, among American
        Shared-CuraCare and CuraCare, Inc., American Shared Hospital Services, Ernest
        A. Bates, M.D. and DVI Business Credit Receivables Corporation. (3)                     *

10.7    Loan and Security Agreement, dated as of May 17, 1995, among American Shared-
        CuraCare and CuraCare, Inc., American Shared Hospital Services, Ernest A.
        Bates, M.D. and DVI Financial Services Inc. (2)                                         *

10.8    Form of Unconditional Continuing Guaranty of American Shared Hospital
        Services. (3)                                                                           *

10.9    Form of Unconditional Continuing Guaranty of Ernest A. Bates, M.D. (3)                  *

10.10   Intercreditor Agreement among American Shared Hospital Services, American
        Shared-Curacare, DVI Financial Services Inc. and DVI Business Credit
        Receivables Corporation and General Electric Company, acting through GE
        Medical Systems, dated as of January 31, 1996. (3)                                      *

10.11   Ernest A. Bates, Stock Option Agreement dated as of August 15, 1995. (7)                *

10.12   Operating Agreement for GK Financing, LLC, dated as of October 17, 1995. (2)            *

10.13   Amendments dated as of October 26, 1995 and as of December 20, 1995 to the GK
        Financing, LLC Operating Agreement, dated as of October 17, 1995. (3)                   *

10.14   Amendment No. 1, dated March 29, 1996, to Loan and Security
        Agreement, dated as of January 31, 1996, among American
        Shared-CuraCare and CuraCare, Inc., American Shared Hospital
        Services, Ernest A. Bates, M.D. and DVI Business Credit Receivables
        Corporation (Exhibit 10.6).

10.15   Amendment No. 2, dated January 31, 1996, to Loan and Security
        Agreement, dated as of January 31, 996, among American Shared-CuraCare and CuraCare, Inc., American Shared Hospital Services, Ernest A. Bates,
        M.D. and DVI Business Credit Receivables Corporation (Exhibit 10.6).

21      Subsidiaries of American Shared Hospital Services. (3)                                  *

23.1    Consent of Ernst & Young LLP.

27      Financial Data Schedule.

------------
       (1) These documents were filed as Exhibits 3.1, 4.1 and 4.2, respectively, to registrant's Registration Statement on Form S-2 (Registration No. 33-23416), which is incorporated herein by this reference.

       (2) These documents were filed as Exhibits 3.2, 4.6, 4.8, 4.9, 4.11, 4.12, 4.13, 10.5, 10.7 and 10.12, to registrant's Registration Statement on Form S-1 (Registration No. 33-63721) filed on October 26, 1995, which is incorporated herein by this reference. These documents were filed as Exhibits 10.24 and 10.35 respectively, to registrant's Registration Statement on Form S-2 (Registration No. 33-23416), which is incorporated herein by this reference.

       (3) These documents were filed as Exhibits 4.10, 4.14, 4.15, 4.16, 4.17, 4.18, 4.19, 4.20, 10.6, 10.8, 10.9, 10.10, 10.13 and 21,
              respectively, to the registrant's Pre-Effective Amendment No. 1 to registrant's Registration Statement on Form S-1 (Registration No. 33-63721) filed on March 29, 1996, which is incorporated herein by this reference.

       (4) These documents were filed as Exhibits 10.24 and 10.35 respectively, to registrant's Registration Statement on Form S-2 (Registration NO. 33-23416), which is incorporated herein by this reference.

       (5) This document was filed as Exhibit A to registrant's Proxy Statement, filed on August 31, 1995, which is incorporated herein by this reference.

       (6) This document was filed as Exhibit 10.49 to registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1994, which is incorporated herein by this reference.

       (7) This document was filed as Exhibit B to registrant's Proxy Statement, filed on August 31, 1995, which is incorporated herein by this reference.