Form 10-Q
period 1997-03-31
AMERICAN SHARED HOSPITAL SERVICES
filed 1997-05-14
CIK 744825

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________________ TO ____________________

COMMISSION FILE NUMBER 0-12849

                        AMERICAN SHARED HOSPITAL SERVICES
     -----------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            CALIFORNIA                                   94-2918118
--------------------------------           -----------------------------------
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

FOUR EMBARCADERO CENTER, SUITE 3620, SAN FRANCISCO, CALIFORNIA         94111
--------------------------------------------------------------      ----------
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (415) 788-5300

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                             ---  ---

     AS OF MAY 9, 1997: THERE ARE OUTSTANDING 4,769,384 SHARES OF THE REGISTRANT'S COMMON STOCK.

                        AMERICAN SHARED HOSPITAL SERVICES
      PART I - FINANCIAL INFORMATION CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                       (unaudited)         (audited)
           ASSETS                                   March 31, 1997     Dec. 31, 1996
           ------                                   --------------     -------------
Current assets:
       Cash and cash equivalents                      $    192,000      $    368,000
       Restricted cash                                     546,000           218,000
       Receivables, less allowance for
          uncollectible accounts of
           $1,271,000 ($1,240,000 in 1996):
                Trade accounts receivable                6,499,000         6,341,000
                Other receivables                          112,000           207,000
                                                      ------------      ------------
                                                         6,611,000         6,548,000

       Prepaid expenses, inventories and other
           current assets                                  688,000           698,000
                                                      ------------      ------------
TOTAL CURRENT ASSETS                                     8,037,000         7,832,000



Property and equipment:
       Land, buildings and improvements                  1,226,000         1,226,000
       Medical, transportation & office equipment        9,960,000         9,880,000
       Capitalized lease equipment                      29,160,000        29,318,000
       Deposits and construction in progress             1,571,000         1,530,000
                                                      ------------      ------------
                                                        41,917,000        41,954,000
       Accumulated depreciation & amortization         (19,923,000)      (18,523,000)
                                                      ------------      ------------
Net property and equipment                              21,994,000        23,431,000







Intangible assets, less accumulated amortization         1,196,000         1,238,000

Other assets                                               424,000           468,000
                                                      ------------      ------------

TOTAL ASSETS                                          $ 31,651,000      $ 32,969,000
                                                      ============      ============

LIABILITIES AND
STOCKHOLDERS' EQUITY                                (unaudited)         (audited)
(NET CAPITAL DEFICIENCY)                         March 31, 1997      Dec. 31,1996
------------------------                         --------------      ------------
Current liabilities:

    Accounts payable                               $  4,191,000      $  3,705,000
    Accrued  interest                                   117,000            50,000
    Employee compensation                             1,030,000           944,000
    Other accrued liabilities                           691,000           839,000
    Current portion of long-term debt                 7,138,000         6,816,000
    Current portion of obligations
       under capital leases                           6,275,000         6,366,000



                                                   ------------      ------------
TOTAL CURRENT LIABILITIES                            19,442,000        18,720,000

Long-term debt, less current portion                  6,984,000         7,690,000
Obligations under capital leases,
        less current portion                         14,889,000        16,245,000
Deferred income taxes                                   164,000           164,000
Minority interest                                       608,000           625,000
Stockholders' equity (net capital deficiency:)
    Common stock, without par value:

        authorized shares - 10,000,000; issued
        & outstanding shares, 4,769,000
        in 1997 & 4,769,000 in 1996                  11,089,000        11,089,000
    Common stock options issued to officer            2,414,000         2,414,000
    Additional paid-in capital                          930,000           930,000
    Accumulated deficit                             (24,869,000)      (24,908,000)
                                                   ------------      ------------
    Total stockholders' equity
        (net capital deficiency)                    (10,436,000)      (10,475,000)
                                                   ------------      ------------




TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (NET CAPITAL DEFICIENCY)                $ 31,651,000      $ 32,969,000
                                                   ============      ============


                             See Accompanying Notes

                        AMERICAN SHARED HOSPITAL SERVICES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                            Three months ended March 31,
                                           -----------------------------
                                               1997            1996
                                           ------------     -----------
REVENUES:
    Medical services                        $ 9,096,000     $ 8,939,000

COSTS AND EXPENSES:
    Costs of operations:

          Medical services payroll            1,921,000       1,768,000

          Maintenance and supplies            1,467,000       1,785,000

          Depreciation and amortization       1,650,000       1,661,000

          Equipment rental                      678,000       1,034,000

          Other                               1,073,000         941,000
                                            -----------     -----------
                                              6,789,000       7,189,000

          Selling and administrative          1,430,000       1,223,000

          Interest                            1,006,000       1,076,000
                                            -----------     -----------
Total costs and expenses                      9,225,000       9,488,000
                                            -----------     -----------
Gain on sale of assets and early
    termination of capital leases               139,000          11,000

Interest and other income                        29,000          52,000
                                            -----------     -----------
Income (loss) before income taxes                39,000        (486,000)

Income tax expense (benefit)                          0          (6,000)
                                            -----------     -----------
Net income (loss)                           $    39,000     ($  480,000)
                                            ===========     ===========
Net income (loss) per share                 $      0.01     ($     0.11)
                                            ===========     ===========
Common shares and equivalents used
     in computing per share amounts           6,490,000       4,282,000
                                            ===========     ===========


                             See Accompanying Notes

                        AMERICAN SHARED HOSPITAL SERVICES
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                                         Three Months Ended March 31,
                                                                        -----------------------------
                                                                           1997                1996
                                                                        -----------      -----------
OPERATING ACTIVITIES:

Net income (loss)                                                       $    39,000      ($  480,000)
    Adjustment to reconcile net income (loss) to net
         cash provided by (used in) operating activities:
    Loss (gain) on sale of property and equipment                             2,000          (11,000)
    Gain on early termination of capital leases                            (141,000)               0
    Depreciation and amortization                                         1,730,000        1,762,000
    Changes in operating assets and liabilities:
         (Increase)  in restricted cash                                    (328,000)        (306,000)
         (Increase) decrease in accounts receivable                         (63,000)         143,000
         Decrease in prepaid expenses, inventories and other assets          10,000          641,000
         Increase in accounts payable and accrued liabilities               491,000          883,000
                                                                        -----------      -----------
Net cash provided by operating activities                                 1,740,000        2,632,000

INVESTING ACTIVITIES:
    Purchase of property and equipment (net of financing)                  (160,000)         (31,000)
    Proceeds from sale of property and equipment                             24,000           25,000
    (Decrease) increase in minority interest                                (17,000)         453,000
    Other                                                                    23,000           (2,000)
                                                                        -----------      -----------
Net cash (used in) provided by investing activities                        (130,000)         445,000

FINANCING ACTIVITIES:
    Payment for exercise of warrants                                              0            1,000
    Net  proceeds (payment) under revolving line of credit                  455,000         (907,000)
    Principal payments on long-term debt                                 (2,241,000)      (2,113,000)
                                                                        -----------      -----------
    Net cash (used in) financing activities                              (1,786,000)      (3,019,000)
                                                                        -----------      -----------
    Net (decrease) increase in cash and cash equivalents                   (176,000)          58,000
    Cash and cash equivalents at beginning of period                        368,000          452,000
                                                                        -----------      -----------
    Cash and cash equivalents at end of period                          $   192,000      $   510,000
                                                                        ===========      ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Cash paid during the period for
       Interest                                                         $   939,000      $ 1,165,000
                                                                        ===========      ===========
       Income taxes                                                     $    23,000      $    19,000
                                                                        ===========      ===========

                             See Accompanying Notes

                        AMERICAN SHARED HOSPITAL SERVICES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

        Note 1.  Basis of Presentation

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly American Shared Hospital Services' (the "Company") consolidated financial position as of March 31, 1997 and the results of its operations for the three months ended March 31, 1997 and 1996, which results are not necessarily indicative of results on an annual basis. Consolidated balance sheet amounts as of December 31, 1996 have been derived from audited financial statements. These financial statements include the accounts of the Company and its wholly owned subsidiaries, CuraCare, Inc., MMRI, Inc., European Shared Medical Services Limited, American Shared Radiosurgery Services, African American Church Health and Economic Services, Inc., ACHES Insurance Services, Inc. and the Company's majority-owned subsidiary, GK Financing, LLC. All significant intercompany accounts and transactions have been eliminated.

        At March 31, 1997, the Company had a working capital deficiency of $11,405,000 and a net capital deficiency of $10,436,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

        Note 2.  Per Share Amounts

        Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding.

        In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and warrants will be excluded. The impact is not expected to result in an increase in primary earnings (loss) per share for the first quarter ended March 31, 1997 and March 31, 1996. Statement 128 is not expected to have an impact on the calculation of fully diluted earnings per share for these quarters.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

        Medical Services revenues increased $157,000 to $9,096,000 for the three months ended March 31, 1997 compared to $8,939,000 for the three months ended March 31, 1996. Revenues from Magnetic Resonance Imaging (MRI) service decreased $211,000 or 3% compared to the same period in the prior year due primarily to the utilization of five (5) fewer MRI units during 1997. Utilization per MRI unit increased compared to the same period in the prior year. The Company had a net increase of approximately 3 new MRI customer contracts as of March 31, 1997 compared to March 31, 1996.

        Computed Tomography (CT) revenues decreased $52,000 compared to the same period in the prior year due to fewer interim rentals in 1997. Nuclear Medicine and Ultrasound revenues increased $28,000 compared to the same period in the prior year. In March 1997 the company terminated an in-house nuclear medicine contract and sold the equipment to the hospital.

        Contract Services revenues increased $246,000 during the first quarter of 1997 compared to the same period in the prior year primarily due to revenues from a cardiac catheterization laboratory contract which commenced May, 1996.

        Gamma Knife revenues increased $146,000 during the first quarter of 1997 compared to the same period in the prior year due to a full quarter of operation from the Company's second Gamma Knife and increased utilization from the second Gamma Knife.

        Total cost of operations decreased $400,000 from $7,189,000 for the three months ended March 31, 1996 to $6,789,000 for the three months ended March 31, 1997. This decrease resulted primarily from decreases in maintenance and supplies, depreciation and equipment rental which have been partially offset by an increase in medical services payroll and other costs of operation. Medical services payroll costs increased $153,000 from $1,768,000 in 1996 compared to $1,921,000 in 1997. The increase is primarily attributable to increased utilization of staffed mobile MRI units and increased travel time to service customers. Maintenance and supplies decreased $318,000 from $1,785,000 in 1996 compared to $1,467,000 in 1997 due to a reduction in MRI maintenance costs. Equipment rental decreased $356,000 from $1,034,000 in 1996 to $678,000 in 1997 primarily due to the return of five MRI rental units. Other operating costs increased $132,000 from $941,000 in 1996 to $1,073,000 in 1997 primarily due to an increase in fuel costs.

        Selling and Administrative costs increased $207,000 from $1,223,000 in 1996 to $1,430,000 in 1997 due primarily to increased sales costs and legal fees.

        Interest expense decreased $70,000 from $1,076,000 in 1996 to $1,006,000 in 1997 primarily due to the Company's exchange for common shares ($413,000 aggregate principal amount) and payment at termination ($360,000 aggregate principal amount) of its Senior Subordinated Notes in the third and fourth quarters of 1996, respectively.

       Gain on sale of assets and early termination of capital leases increased $128,000 primarily due to the gain on the early termination of a capital lease to a customer whose in-house nuclear medicine contract was terminated during March of 1997. Gain on sale of assets and early termination of capital leases fluctuate depending on the timing of asset dispositions.

       The Company had a net profit of $39,000 for the three month period ended March 31, 1997 compared to a net loss of $480,000 primarily due to increased medical services revenues and decreased costs of operations.


       LIQUIDITY AND CAPITAL RESOURCES

       The Company had cash and cash equivalents of $192,000 at March 31, 1997 compared to $368,000 at December 31, 1996. The Company's cash position decreased $176,000 due primarily to the Company's payment of interest and principal on its outstanding leases and credit agreements.

       On May 17, 1995, the Company repurchased (the "Notes Repurchase") for cash and securities approximately 96% of its outstanding Senior Subordinated Notes ("Subordinated Notes"). The Notes Repurchase, together with a December 1994 lease restructuring and the availability of up to $8,000,000 of new debt financing, concluded a broad restructuring of the Company's obligations as more fully explained in the Company's 1996 Form 10-K.

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

       The various restructuring transactions described above cured all of the Company's outstanding defaults relating to its debt and lease obligations. The Company nevertheless remains highly leveraged and has significant cash payment requirements under its equipment leases and credit facilities. Scheduled equipment capital lease payments and operating lease payments during the 12 months ending December 31, 1997 are $8,606,000 and $1,641,000, respectively, with related maintenance commitments of approximately $1,685,000. Scheduled principal and interest payments under the Company's other debt obligations during such period are approximately $4,154,000 which excludes the Company's revolving line of credit of $4,043,000 whose maturity has been extended to May 31, 1999. Although the Company's operating performance has improved, the Company is uncertain it will have the cash resources to pay all of its obligations when they are due. Accordingly, the Company will continue its program of expense reductions, revenue enhancements and asset sales as well as refinancing or renegotiating the terms of its fixed obligations ("Program"). The Company's ability to meet its obligations when due are dependent upon the success of the Company's Program. Any inability of the Company to meets its obligations when due would result in a default which could permit the relevant obligor to accelerate the obligations and seek other remedies including seizure of the Company's medical imaging equipment. In such event, the Company would be forced to seek a liquidation under Chapter 7 or a reorganization under Chapter 11 of the United States Bankruptcy Code.

       As part of the Program, the Company in March 1996 sold its Modesto buildings for $650,000 in cash, and also has negotiated an increase of $500,000 in its working capital line of credit and extended its maturity date by two years to May 31, 1999. The Company also completed an exchange offer (the "Exchange Offer") for $413,000 aggregate principal amount of Subordinated Notes. In the Exchange Offer, the Company offered to exchange approximately 700 shares of its common stock for each $1,000 principal amount of Subordinated Notes (and all accrued interest thereon). The purpose of the Exchange Offer was to improve the Company's capital structure and relieve the Company of the requirement to pay $836,000 of principal and interest in October, 1996 when the Subordinated Notes were to mature. In the Exchange Offer, the Company issued approximately 287,000 additional shares of Common Stock. The remaining $360,000 of the Subordinated Notes were paid at maturity on October 16, 1996.

       In the long term, the Company believes that it must respond to fundamental changes in the industry. The medical diagnostic imaging business, both mobile and fixed, is in a period of consolidation as a result of the growth of managed care and other competitive forces. Smaller companies, such as the Company, must either grow through acquisitions or become part of a larger enterprise in order to compete successfully and achieve acceptable returns for their shareholders. The Company in late 1996 entered an agreement in principle to be acquired by a larger entity. The transaction was terminated in April 1997 as a result of the inability of the acquiring entity to proceed with negotiations within a reasonable time period and on satisfactory terms. As a result, the Company must continue to operate on an independent basis and there can be no assurance of its ability to successfully respond to fundamental industry changes.


                           PART II - OTHER INFORMATION

    Item 1.         Legal Proceedings.
                    None.

    Item 2.         Changes in Securities
                    None.

    Item 3.         Defaults upon Senior Securities
                    None.

    Item 4.         Submission of Matters to a Vote of Securities Holders.
                    None

    Item 5.         Other Information.
                    None.

   Item 6.          Exhibits and Reports on Form 8-K.

                    (a)       Exhibits

                              The following exhibit is filed herewith:

                              Exhibit
                              Number              Description
                              ------               -----------

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

                                     AMERICAN SHARED HOSPITAL SERVICES
                                                Registrant


   Date: May 13, 1997                                /s/ Ernest A. Bates, M.D.
                                                     --------------------------
                                                     Ernest A. Bates, M.D.
                                                     Chairman of the Board and
                                                     Chief Executive Officer




   Date: May 13, 1997                                /s/ Craig K. Tagawa
                                                     --------------------------
                                                     Craig K. Tagawa
                                                     Senior Vice President
                                                     Chief Financial Officer