Form 10-Q
period 1997-06-30
AMERICAN SHARED HOSPITAL SERVICES
filed 1997-08-13
CIK 744825

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(MARK ONE)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________________TO ____________________

COMMISSION FILE NUMBER 1-8789

                        AMERICAN SHARED HOSPITAL SERVICES
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            CALIFORNIA                                           94-291811
-------------------------------                              -------------------
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

FOUR EMBARCADERO CENTER, SUITE 3620, SAN FRANCISCO, CALIFORNIA      94111
--------------------------------------------------------------    ----------
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (415) 788-5300

          INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORT REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X]   NO [ ]

AS OF AUGUST 11, 1997: THERE ARE OUTSTANDING 4,769,384 SHARES OF THE REGISTRANT'S COMMON STOCK.

                        AMERICAN SHARED HOSPITAL SERVICES
     PART I - FINANCIAL INFORMATION - CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                       (unaudited)          (audited)
               ASSETS                                  June 30,1997     December 31,1996
                                                       ------------     ----------------
Current assets:
   Cash and cash equivalents                          $     20,000       $    368,000
   Restricted cash                                         557,000            218,000
   Receivables, less allowance for
       uncollectible accounts of
       $1,311,000 ($1,240,000 in 1996)
          Trade accounts receivable                      6,266,000          6,341,000
          Other receivables                                 80,000            207,000
                                                      ------------       ------------
                                                         6,346,000          6,548,000
       Prepaid expenses, inventories and other
          current assets                                   646,000            698,000
                                                      ------------       ------------
TOTAL CURRENT ASSETS                                  $  7,569,000       $  7,832,000
                                                      ============       ============
Property and equipment:
   Land, buildings & improvements                        1,233,000          1,226,000
   Medical, transportation & office equipment           10,072,000          9,880,000
   Capitalized lease equipment                          28,769,000         29,318,000
   Deposits and construction in progress                 1,555,000          1,530,000
                                                      ------------       ------------
                                                        41,629,000         41,954,000
   Accumulated depreciation & amortization             (21,047,000)       (18,523,000)
                                                      ------------       ------------
Net property & equipment                                20,582,000         23,431,000
Intangible assets, less accumulated amortization         1,146,000          1,238,000
Other assets                                               446,000            468,000
                                                      ------------       ------------
TOTAL ASSETS:                                           29,743,000         32,969,000
                                                      ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
(NET CAPITAL DEFICIENCY)

Current liabilities:
    Accounts payable                                  $  4,032,000       $  3,705,000
    Accrued Interest                                        43,000             50,000
    Employee compensation                                  921,000            944,000
    Other accrued liabilities                              707,000            839,000
    Current portion of long-term debt                    2,856,000          6,816,000
    Current portion of obligations
       under capital leases                              6,415,000          6,366,000
                                                      ------------       ------------
TOTAL CURRENT LIABILITIES                             $ 14,974,000       $ 18,720,000
Long-term debt, less current portion                    10,960,000          7,690,000
Obligations under capital leases,
    less current portion                                12,954,000         16,245,000
Deferred income taxes                                      164,000            164,000
Minority Interest                                          595,000            625,000
Stockholders' equity (net capital deficiency):
    Common stock, without par value:
       authorized shares - 10,000,000; issued
       & outstanding shares, 4,769,000
       in 1997 & 4,769,000 in 1996                      11,089,000         11,089,000
    Common stock options issued to officer               2,414,000          2,414,000
    Additional paid-in capital                             930,000            930,000
    Accumulated deficit                                (24,337,000)       (24,908,000)
                                                      ------------       ------------
    Total stockholders' equity
       (net capital deficiency)                         (9,904,000)       (10,475,000)
                                                      ------------       ------------
    TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (NET CAPITAL DEFICIENCY)                  29,743,000         32,969,000
                                                      ============       ============

                             See Accompanying Notes

                        AMERICAN SHARED HOSPITAL SERVICES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                               Three Months ended June 30,       Six months ended June 30,
                                               --------------------------       ---------------------------
                                                 1997             1996             1997             1996
                                               ---------        ---------       ----------       ----------
REVENUES:
    Medical services                           9,245,000        9,202,000       18,341,000       18,141,000

COSTS AND EXPENSES:
    Costs of operations:

          Medical services payroll             1,883,000        1,790,000        3,804,000        3,558,000

          Maintenance and supplies             1,492,000        1,636,000        2,959,000        3,421,000

          Depreciation and amortization        1,619,000        1,747,000        3,269,000        3,408,000

          Equipment rental                       615,000          804,000        1,293,000        1,838,000

          Other                                1,117,000          994,000        2,190,000        1,935,000
                                               ---------        ---------       ----------       ----------
                                               6,726,000        6,971,000       13,515,000       14,160,000

    Selling and administrative                 1,520,000        1,263,000        2,950,000        2,486,000

    Interest                                     920,000          996,000        1,926,000        2,072,000
                                               ---------        ---------       ----------       ----------
Total costs and expenses                       9,166,000        9,230,000       18,391,000       18,718,000

Gain (loss) on sale of assets and
    early termination of capital leases          388,000           13,000          527,000           24,000

Interest and other income                         65,000           46,000           94,000           98,000
                                               ---------        ---------       ----------       ----------

Income (loss) before income taxes                532,000           31,000          571,000         (455,000)

Income tax expense (benefit)                           0                0                0           (6,000)
                                               ---------        ---------       ----------       ----------
Net income (loss)                                532,000           31,000          571,000         (449,000)
                                               =========        =========       ==========       ==========

Net income (loss) per share:                 $      0.09      $      0.01      $      0.09      ($     0.10)
                                               =========        =========       ==========       ==========


Common shares and equivalents
    used in computing share amounts            6,046,000        6,135,000        6,268,000        4,312,000
                                               ---------        ---------       ----------       ----------


                             See Accompanying Notes

                        AMERICAN SHARED HOSPITAL SERVICES
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                                           Six Months ended June 30,
                                                                         -----------       -----------
                                                                             1997              1996
                                                                         -----------       -----------
OPERATING ACTIVITIES:
Net income (loss)                                                            571,000       ($  449,000)
    Adjustment to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
    Loss (gain) on sale of assets                                              2,000           (24,000)
    Gain on early termination of capital leases                             (529,000)                0
    Depreciation and amortization                                          3,431,000         3,578,000
    Changes in operating assets and liabilities:
         (Increase) in restricted cash                                      (339,000)         (334,000)
         Decrease (increase) in accounts receivable                          202,000           (43,000)
         Decrease in prepaid expenses, inventories and other assets           52,000           519,000
         Increase in accounts payable and accrued liabilities                165,000           540,000
                                                                         -----------       -----------
    Net cash provided by operating activities                              3,555,000         3,787,000

INVESTING ACTIVITIES:
    Purchase of property and equipment (net of financing)                   (223,000)          (33,000)
    Proceeds from sale of property and equipment                              26,000            46,000
    (Decrease) increase in minority interest                                 (30,000)          441,000
    Other                                                                     (9,000)          (39,000)
                                                                         -----------       -----------
    Net cash (used in) provided by investing activities                     (236,000)          415,000

FINANCING ACTIVITIES:
    Net proceeds (payment) under revolving line of credit                    845,000          (400,000)
    Payment for exercise of warrants                                               0             1,000
    Principal payments on long-term debt                                  (4,512,000)       (3,928,000)
                                                                         -----------       -----------
    Net cash used in financing activities                                 (3,667,000)       (4,327,000)
                                                                         -----------       -----------
    Net decrease in cash and cash equivalents                               (348,000)         (125,000)
    Cash and cash equivalents at beginning of period                         368,000           452,000
                                                                         -----------       -----------
    Cash and cash equivalents at end of period                           $    20,000       $   327,000
                                                                         ===========       ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Cash paid during the period for:
         Interest                                                        $ 1,933,000       $ 2,171,000
                                                                         ===========       ===========
         Income taxes                                                    $    23,000       $    19,000
                                                                         ===========       ===========


                             See Accompanying Notes

                        AMERICAN SHARED HOSPITAL SERVICES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.   Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly American Shared Hospital Services' (the "Company") consolidated financial position as of June 30, 1997 and the results of its operations for the three and six month periods ended June 30, 1997 and 1996, which results are not necessarily indicative of results on an annual basis. Consolidated balance sheet amounts as of December 31, 1996 have been derived from audited financial statements. These financial statements include the accounts of the Company and its wholly- owned subsidiaries:
CuraCare, Inc.; MMRI, Inc.; European Shared Medical Services Limited; American Shared Radiosurgery Services; African American Church Health and Economic Services, Inc.; ACHES Insurance Services, Inc.; and the Company's majority-owned subsidiary, GK Financing, LLC. All significant intercompany accounts have been eliminated.

At June 30, 1997, the Company had a working capital deficiency of $7,405,000 and a net capital deficiency of $9,904,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 2.   Per Share Amounts

Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (SFAS 128), Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and warrants will be excluded. The implementation of SFAS 128 is expected to result in an increase in primary earnings (loss) per share for the three and six month periods ended June 30, 1997 of approximately $0.02 and $0.03, respectively, and is not expected to have a material impact for the three and six month periods ended June 30, 1996. Statement 128 is not expected to have an impact on the calculation of fully diluted earnings per share for these periods.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Medical Services revenues increased $43,000 and $200,000 for the three and six month periods ended June 30, 1997 from $9,202,000 and $18,141,000 for the three and six month periods ended June 30, 1996. Revenues from Magnetic Resonance Imaging (MRI) services increased $294,000 and $83,000 for the three and six month periods ended June 30, 1997 compared to the same periods in the prior year. The increases reflect increased equipment utilization per MRI unit due to enhanced sales and marketing efforts. The Company utilized on average five (5) fewer MRI units in 1997 compared to 1996.

Computed Tomography (CT) revenues decreased $125,000 and $177,000 for the three and six month periods ended June 30, 1997 compared to the same periods in the prior year primarily due to utilization of two (2) fewer CT units. Nuclear Medicine and Ultrasound revenues decreased $189,000 and $161,000 for the three and six month periods ended June 30, 1997 compared to the same periods in the prior year due primarily to the termination of an in-house nuclear medicine contract in March, 1997.

Contract Service revenues consisting of respiratory therapy services and cardiac catheterization laboratory revenues increased $122,000 and $368,000 for the three and six month periods ended June 30, 1997 compared to the same periods in the prior year primarily due to revenues from two cardiac catheterization laboratory contracts which commenced May, 1996 and December 1996, respectively.

Gamma Knife revenues decreased $64,000 and increased $83,000 for the three and six month periods ended June 30, 1997 compared to the same periods in the prior year. The second quarter revenue decrease was due to a lower utilization rate. The increase in revenues for the first six months of 1997 is a result of the fact that the Company operated only one Gamma Knife unit during a portion of the first six months of 1996. The Company operated two Gamma Knife units in the first half of 1997.

Total costs of operations decreased $245,000 and $645,000 for the three and six month periods ended June 30, 1997 compared to the same periods in the prior year. Medical services payroll increased $93,000 and $246,000 for the three and six month periods ended June 30, 1997 compared to the same periods in the prior year. The increase is primarily attributable to increased MRI and Cardiac Catheterization Laboratory stafffing. Maintenance and supplies decreased $144,000 and $462,000 for the three and six month periods ended June 30, 1997 compared to the same periods in the prior year primarily due to MRI maintenance cost savings. Depreciation and amortization decreased $128,000 and $139,000 for the three and six month periods ended June 30, 1997 compared to the same periods in the prior year. The decrease is primarily attributable to decreased MRI depreciation. Equipment rental decreased $189,000 and $545,000 for the three and six month periods ended June 30, 1997 compared to the same periods in the prior year. The decrease is primarily due to the return of five MRI rental units which resulted from mobile route consolidation and customer contract terminations. Other operating costs increased $123,000 and $255,000 for the three and six month periods ended June 30, 1997 compared to the same periods in the prior year. The increase is primarily due to increased fuel costs, personal property tax costs and bad debt expenses.

Selling and Administrative costs increased $257,000 and $464,000 for the three and six month periods ended June 30, 1997 compared to the same periods in the prior year. The increase was primarily due to increased sales costs, building rental costs as a result of the sale of the Company's Modesto building, and legal fees associated with the Company's terminated sale.

Interest expense decreased $76,000 and $146,000 for the three and six month periods ending June 30, 1997 compared to the same periods in the prior year. The decrease was the result of a lower outstanding amount of interest bearing debt due to the Company's exchange for common shares ($413,000 aggregate principal amount) and payment at maturity ($360,000 aggregate principal amount) of its Senior Subordinated Notes in the third and fourth quarters of 1996, respectively.

Gain on sale of assets and early termination of capital leases increased from $13,000 to $388,000 and from $24,000 to $527,000 for the three and six month periods ending June 30, 1997 compared to the same periods in 1996. These increases were the result of a gain on the early termination of a capital lease ($141,000) when the customer's in-house nuclear medicine contract was terminated during March of 1997 and due to an insurance settlement ($388,000) following the loss of a mobile MRI unit in an accident during second quarter 1997. The Company can experience material fluctuations in this item depending on the timing of asset dispositions.

The Company had net income of $532,000 and $571,000 for the three and six month periods ended June 30, 1997 compared to net income of $31,000 and a net loss of $449,000 in the same periods in the prior year. These increases were caused in part by increased operating margins and in part by gains from early terminations of capital leases.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $20,000 at June 30, 1997 compared to $368,000 at December 31, 1996. The Company's cash position decreased $348,000 due primarily to the Company's working capital needs.

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

On December 29, 1995 and March 1, 1996, the Company further restructured certain of its medical equipment leases and related notes (the "GE Notes") to extend the terms of the leases for periods of up to an additional 26 months, to defer certain monthly lease payments and to defer certain installment payments due at the beginning of 1996. This further restructuring resulted in payment reductions of approximately $1,200,000 for the Company in 1996 and subsequent years.

The various restructuring transactions described above cured all of the Company's outstanding defaults relating to its debt and lease obligations. The Company nevertheless remains highly leveraged and has significant cash payment requirements under its equipment leases and credit facilities. Scheduled equipment capital lease payments and operating lease payments during the 12 months ending December 31, 1997 are $8,606,000 and $1,641,000, respectively, with related maintenance commitments of approximately $1,685,000. Scheduled principal and interest payments under the Company's other debt obligations during such period are approximately $4,357,000 which excludes the Company's revolving line of credit of $4,719,000 whose maturity has been extended to May 31, 1999. Although the Company's operating performance has improved, the Company is uncertain it will have the cash resources to pay all of its obligations when they are due. Accordingly, the Company will continue its program of expense reductions, revenue enhancements and asset sales as well as refinancing or renegotiating the terms of its fixed obligations ("Program"). The Company's ability to meet its obligations when due are dependent upon the success of the Company's Program. Any inability of the Company to meet its obligations when due would result in a default which could permit the relevant obligor to accelerate the obligations and seek other remedies including seizure of the Company's medical imaging equipment. In such event, the Company would be forced to seek a liquidation under Chapter 7 or a reorganization under Chapter 11 of the United States Bankruptcy Code.

As part of the Program, the Company in March 1996 sold its Modesto buildings for $650,000 in cash, and also has negotiated an increase in its working capital line of credit to $5,000,000 and extended its maturity date by two years to May 31, 1999. The Company also completed in August 1996 an exchange offer (the "Exchange Offer") for $413,000 aggregate principal amount of Subordinated Notes. The purpose of the Exchange Offer was to improve the Company's capital structure and relieve the Company of the requirement to pay $836,000 of principal and interest in October, 1996 when the Subordinated Notes were scheduled to mature. In the Exchange Offer, the Company issued approximately 287,000 additional shares of Common Stock. The remaining $360,000 of the Subordinated Notes were paid at maturity on October 16, 1996.

In the long term, the Company believes that it must respond to fundamental changes in the industry. The medical diagnostic imaging business, both mobile and fixed, is in a period of consolidation as a result of the growth of managed care and other competitive forces. Smaller companies, such as the Company, must either grow through acquisitions or become part of a larger enterprise in order to compete successfully and achieve acceptable returns for their shareholders. In light of the unavailability of capital to the Company and continuing weakness in the price of its common stock, the Company has been willing to entertain acquisition offers. The Company in late 1996 entered into an agreement in principle to be acquired by a larger entity. The transaction was terminated in April 1997 as a result of the inability of the acquiring entity to proceed with negotiations within a reasonable time period and on satisfactory terms. As a result, the Company must continue at this time to operate on an independent basis and there can be no assurance of its ability to successfully respond to fundamental industry changes.

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

   Item 4.          Submission of Matters to a Vote of Securities Holders.
                    None

   Item 5.          Other Information.
                    None.

   Item 6.          Exhibits and Reports on Form 8-K.
                    (a)   Exhibits

                          The following exhibit is filed herewith:

                              Exhibit
                              Number                Description
                              -------               -----------
                              27               Financial Data Schedule

                    (b)       Reports on Form 8-K

                              The Company filed a Report on Form 8-K on May 7, 1997, reporting termination of the Company's merger negotiations with U. S. Diagnostic, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        AMERICAN SHARED HOSPITAL SERVICES
                                   Registrant


Date:  August 13, 1997                        /s/  Ernest A. Bates
                                              ----------------------------------
                                              Ernest A. Bates, M.D.
                                              Chairman of the Board and
                                              Chief Executive Officer



Date:  August 13, 1997                        /s/  Craig K. Tagawa
                                              ----------------------------------
                                              Craig K. Tagawa
                                              Senior Vice President
                                              Chief Financial Officer