Form 10-Q
period 1997-09-30
AMERICAN SHARED HOSPITAL SERVICES
filed 1997-11-13
CIK 744825

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                                      OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________________TO ____________________

COMMISSION FILE NUMBER 1-8789

                        AMERICAN SHARED HOSPITAL SERVICES
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         CALIFORNIA                                    94-2918118
-------------------------------            ------------------------------------
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

FOUR EMBARCADERO CENTER, SUITE 3620, SAN FRANCISCO, CALIFORNIA       94111
--------------------------------------------------------------     ---------
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

AS OF NOVEMBER 11, 1997: THERE ARE OUTSTANDING 4,769,384 SHARES OF THE REGISTRANT'S COMMON STOCK.

                        AMERICAN SHARED HOSPITAL SERVICES
     PART I - FINANCIAL INFORMATION - CONDENSED CONSOLIDATED BALANCE SHEETS


                                                               (unaudited)                    (audited)
         ASSETS                                             September 30,1997             December 31,1996
                                                              ------------                  ------------
Current assets:
   Cash and cash equivalents                                  $     23,000                  $    368,000
   Restricted cash                                                 707,000                       218,000
   Receivables, less allowance for
      uncollectible accounts of
      $ 1,273,000 ($1,240,000 in 1996)
      Trade accounts receivable                                  6,218,000                     6,341,000
      Other receivables                                            355,000                       207,000
                                                              ------------                  ------------
                                                                 6,573,000                     6,548,000
   Prepaid expenses, inventories and other
      current assets                                               646,000                       698,000
                                                              ------------                  ------------
TOTAL CURRENT ASSETS                                          $  7,949,000                  $  7,832,000

Property and equipment:
   Land, buildings & improvements                                1,345,000                     1,226,000
   Medical, transportation & office equipment                   12,118,000                     9,880,000
   Capitalized lease equipment                                  27,065,000                    29,318,000
   Deposits and construction in progress                         1,574,000                     1,530,000
                                                              ------------                  ------------
                                                                42,102,000                    41,954,000
   Accumulated depreciation & amortization                     (21,049,000)                  (18,523,000)
                                                              ------------                  ------------
Net property & equipment                                        21,053,000                    23,431,000
Intangible assets, less accumulated amortization                 1,096,000                     1,238,000
Other assets                                                       487,000                       468,000
                                                              ------------                  ------------
TOTAL ASSETS:                                                 $ 30,585,000                  $ 32,969,000
                                                              ============                  ============


 LIABILITIES AND
 STOCKHOLDERS' EQUITY                                (unaudited)       (audited)
 (NET CAPITAL DEFICIENCY)                        September 30, 1997  December 31, 1996
                                                     ------------      ------------
 Current liabilities:
  Accounts payable                                   $  4,607,000      $  3,705,000
  Accrued interest                                         60,000            50,000
  Employee compensation                                 1,067,000           944,000
  Other accrued liabilities                               817,000           839,000
  Current portion of long-term debt                     3,086,000         6,816,000
  Current portion of obligations
     under capital leases                               6,375,000         6,366,000
                                                     ------------      ------------
TOTAL CURRENT LIABILITIES                            $ 16,012,000      $ 18,720,000

Long-term debt, less current portion                   11,956,000         7,690,000
Obligations under capital leases,
  less current portion                                 11,325,000        16,245,000
Deferred income taxes                                     164,000           164,000
Minority interest                                         586,000           625,000
Stockholders' equity (net capital deficiency):
  Common stock, without par value:
     authorized shares - 10,000,000; issued
     & outstanding shares, 4,769,000
           in 1997 & 4,769,000 in 1996                 11,089,000        11,089,000
  Common stock options issued to officer                2,414,000         2,414,000
  Additional paid-in capital                              930,000           930,000
  Accumulated deficit                                 (23,891,000)      (24,908,000)
                                                     ------------      ------------
  Total stockholders' equity
     (net capital deficiency)                          (9,458,000)      (10,475,000)
                                                     ------------      ------------
  TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (NET CAPITAL DEFICIENCY)                  $30,585,000      $ 32,969,000
                                                     ============      ============

                       AMERICAN SHARED HOSPITAL SERVICES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                          Three Months ended September 30,   Nine months ended September 30,
                                            -----------------------------     -----------------------------
                                                1997             1996            1997             1996
                                            ------------     ------------     ------------     ------------
REVENUES:
    Medical services                        $  9,361,000     $  9,584,000     $ 27,702,000     $ 27,725,000

COSTS AND EXPENSES:
    Costs of operations:

        Medical services payroll               1,943,000        1,957,000        5,747,000        5,515,000

        Maintenance and supplies               1,499,000        1,649,000        4,458,000        5,070,000

        Depreciation and amortization          1,524,000        1,681,000        4,793,000        5,089,000

        Equipment rental                         637,000          816,000        1,930,000        2,654,000

        Other                                  1,172,000        1,067,000        3,362,000        3,002,000
                                            ------------     ------------     ------------     ------------
                                               6,775,000        7,170,000       20,290,000       21,330,000

    Selling and administrative                 1,478,000        1,362,000        4,428,000        3,848,000

    Interest                                     871,000        1,108,000        2,797,000        3,180,000
                                            ------------     ------------     ------------     ------------

Total costs and expenses                       9,124,000        9,640,000       27,515,000       28,358,000

Gain (loss) on sale of assets and
    early termination of capital leases          178,000            3,000          705,000           27,000

Interest and other income                         41,000           91,000          135,000          189,000
                                            ------------     ------------     ------------     ------------

Income (loss) before income taxes                456,000           38,000        1,027,000         (417,000)

Income tax expense (benefit)                      10,000            1,000           10,000           (5,000)
                                            ------------     ------------     ------------     ------------

Net income (loss)                           $    446,000     $     37,000     $  1,017,000     $   (412,000)
                                            ============     ============     ============     ============

Net income (loss) per share:                $       0.07     $       0.01     $       0.16     $      (0.09)
                                            ============     ============     ============     ============


Common shares and equivalents
    used in computing share amounts            6,390,000        6,297,000        6,309,000        4,407,000
                                            ------------     ------------     ------------     ------------


                             See Accompanying Notes

                        AMERICAN SHARED HOSPITAL SERVICES
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                                      Nine Months ended September 30,
                                                                        ----------------------------
                                                                           1997             1996
                                                                        -----------      -----------
OPERATING ACTIVITIES:
Net income (loss)                                                       $ 1,017,000      $  (412,000)
Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
    Gain on sale of assets                                                 (155,000)         (27,000)
    Gain on early termination of capital leases                            (551,000)               0
    Depreciation and amortization                                         5,055,000        5,343,000
    Changes in operating assets and liabilities:
       (Increase) in restricted cash                                       (489,000)        (439,000)
       Decrease (increase) in accounts receivable                           115,000         (125,000)
       Decrease in prepaid expenses, inventories and other assets            52,000          320,000
       Increase in accounts payable and accrued liabilities               1,013,000        1,104,000
                                                                        -----------      -----------
    Net cash provided by operating activities                             6,057,000        5,764,000

INVESTING ACTIVITIES:
    Purchase of property and equipment (net of financing)                  (237,000)        (162,000)
    Proceeds from sale of property and equipment                             56,000           51,000
    (Decrease) increase in minority interest                                (39,000)         456,000
    Other                                                                   (75,000)         (16,000)
                                                                        -----------      -----------
    Net cash (used in) provided by investing activities                    (295,000)         329,000

FINANCING ACTIVITIES:
    Net proceeds (payments) under revolving line of credit                  543,000         (208,000)
    Payment for exercise of warrants                                              0            1,000
    Principal payments on long-term debt and capitalized leases          (6,650,000)      (6,074,000)
                                                                        -----------      -----------
    Net cash used in financing activities                                (6,107,000)      (6,281,000)
                                                                        -----------      -----------
    Net decrease in cash and cash equivalents                              (345,000)        (188,000)
    Cash and cash equivalents at beginning of period                        368,000          452,000
                                                                        -----------      -----------
    Cash and cash equivalents at end of period                          $    23,000      $   264,000
                                                                        ===========      ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:

    Cash paid during the period for:
       Interest                                                         $ 2,787,000      $ 3,236,000
                                                                        ===========      ===========
       Income taxes                                                     $    25,000      $    22,000
                                                                        ===========      ===========


                             See Accompanying Notes

                        AMERICAN SHARED HOSPITAL SERVICES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.   Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly American Shared Hospital Services' (the "Company") consolidated financial position as of September 30, 1997 and the results of its operations for the three and nine month periods ended September 30, 1997 and 1996, which results are not necessarily indicative of results on an annualized basis. Consolidated balance sheet amounts as of December 31, 1996 have been derived from audited financial statements. These financial statements include the accounts of the Company and its wholly- owned subsidiaries: CuraCare, Inc.; MMRI, Inc.; European Shared Medical Services Limited; American Shared Radiosurgery Services; African American Church Health and Economic Services, Inc.; ACHES Insurance Services, Inc.; and the Company's majority-owned subsidiary, GK Financing, LLC. All significant intercompany accounts have been eliminated.

At September 30, 1997, the Company had a working capital deficiency of $8,063,000 and a net capital deficiency of $9,458,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 2.   Per Share Amounts

Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (SFAS 128), Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and warrants will be excluded. The implementation of SFAS 128 is expected to result in an increase in primary earnings (loss) per share for the three and nine month periods ended September 30, 1997 of approximately $0.02 and $0.05, respectively, and is not expected to have a material impact for the three and nine month periods ended September 30, 1996. Statement 128 is not expected to have an impact on the calculation of fully diluted earnings per share for these periods.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Medical Services revenues decreased $223,000 and $23,000 for the three and nine month periods ended September 30, 1997 from $9,584,000 and $27,725,000 for the three and nine month periods ended September 30, 1996. Revenues from Magnetic Resonance Imaging (MRI) services increased $159,000 and $242,000 for the three and nine month periods ended September 30, 1997 compared to the same periods in the prior year. The increases reflect increased equipment utilization per MRI unit due to enhanced sales and marketing efforts. The Company utilized on average five (5) fewer MRI units in 1997 compared to 1996.

Computed Tomography (CT) revenues decreased $244,000 and $421,000 for the three and nine month periods ended September 30, 1997 compared to the same periods in the prior year primarily due to utilization of two (2) fewer CT units. Nuclear Medicine and Ultrasound revenues decreased $175,000 and $336,000 for the three and nine month periods ended September 30, 1997 compared to the same periods in the prior year due primarily to the termination of an in-house nuclear medicine contract in March, 1997.

Contract Service revenues consisting of respiratory therapy services and cardiac catheterization laboratory revenues increased $16,000 and $384,000 for the three and nine month periods ended September 30, 1997 compared to the same periods in the prior year primarily due to revenues from two cardiac catheterization laboratory contracts which commenced May, 1996 and December 1996, respectively.

Gamma Knife revenues increased $21,000 and $104,000 for the three and nine month periods ended September 30, 1997 compared to the same periods in the prior year. The third quarter revenue increase was due to the commencement of the Company's third Gamma Knife unit in late September 1997. The increase in revenues for the first nine months of 1997 results from the Company operating two Gamma Knife units during only eight of the nine months of 1996 and the commencement of the Company's third Gamma Knife unit in 1997.

Total costs of operations decreased $395,000 and $1,040,000 for the three and nine month periods ended September 30, 1997 compared to the same periods in the prior year. Medical services payroll decreased $14,000 and increased $232,000, respectively, for the three and nine month periods ended September 30, 1997 compared to the same periods in the prior year. The nine month increase is primarily attributable to increased MRI and cardiac catheterization laboratory staffing. Maintenance and supplies decreased $150,000 and $612,000 for the three and nine month periods ended September 30, 1997 compared to the same periods in the prior year primarily due to MRI maintenance cost savings. Depreciation and amortization decreased $157,000 and $296,000 for the three and nine month periods ended September 30, 1997 compared to the same periods in the prior year. The decrease is primarily attributable to decreased MRI depreciation. Equipment rental decreased $179,000 and $724,000 for the three and nine month periods ended September 30, 1997 compared to the same periods in the prior year. The decrease is primarily due to the return of five MRI rental units which resulted from mobile route consolidation and customer contract terminations. Other operating costs increased $105,000 and $360,000 for the three and nine month periods ended September 30, 1997 compared to the same periods in the prior year. The increase is primarily due to increased fuel costs, personal property tax costs and bad debt expenses.

Selling and Administrative costs increased $116,000 and $580,000 for the three and nine month periods ended September 30, 1997 compared to the same periods in the prior year. The increase was primarily due to increased sales costs, building rental costs as a result of the sale of the Company's Modesto building, audit and tax fees and legal fees associated with a proposed acquisition of the Company which was not consummated.

Interest expense decreased $237,000 and $383,000 for the three and nine month periods ending September 30, 1997 compared to the same periods in the prior year. The decrease was the result of a lower outstanding amount of interest bearing debt due to the Company's exchange for common shares ($413,000 aggregate principal amount) and payment at maturity ($360,000 aggregate principal amount) of its Senior Subordinated Notes in the third and fourth quarters of 1996, respectively and decreased capitalized lease-related interest.

Gain (loss) on sale of assets and early termination of capital leases increased from a gain of $3,000 to a gain of $178,000 and from a gain of $27,000 to a gain of $705,000 for the three and nine month periods ending September 30, 1997 compared to the same periods in 1996. These increases were the result of a gain on the early termination of a capital lease ($141,000) when the customer's in-house nuclear medicine contract was terminated during March of 1997, an insurance settlement ($388,000) following the loss of a mobile MRI unit in an accident during second quarter 1997 and a gain on sale of another MRI unit of $140,000. The Company can experience material fluctuations in this item depending on the timing of asset dispositions.

The Company had net income of $446,000 ($.07) and $1,017,000 ($.16) for the three and nine month periods ended September 30, 1997 compared to net income of $37,000 ($.01) and a net loss of $412,000 ($.09) in the same periods in the prior year. These increases were caused in part by increased operating margins and in part by gains from early terminations of capital leases and sale of assets .

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $23,000 at September 30, 1997 compared to $368,000 at December 31, 1996. The Company's cash position decreased $345,000 due primarily to the Company's working capital needs.

Restricted cash at September 30, 1997 and December 31, 1996 reflects cash that may only be used for the operations of GK Financing, LLC. The increase in cash is due to cash flow from Gamma Knife operations.

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

The various restructuring transactions described above cured all of the Company's outstanding defaults relating to its debt and lease obligations. The Company nevertheless remains highly leveraged and has significant cash payment requirements under its equipment leases and credit facilities. Scheduled equipment capital lease payments and operating lease payments during the 12 months ending December 31, 1997 are $8,606,000 and $1,641,000, respectively, with related maintenance commitments of approximately $1,685,000. Scheduled principal and interest payments under the Company's other debt obligations during such period are approximately $4,357,000 which excludes the Company's revolving line of credit balance of $4,418,000 at September 30, 1997 whose maturity has been extended to May 31, 1999. Although the Company's operating performance has improved, the Company is uncertain it will have the cash resources to pay all of its obligations when they are due. Accordingly, the Company will continue its program of expense reductions, revenue enhancements and asset sales as well as refinancing or renegotiating the terms of its fixed obligations ("Program"). The Company's ability to meet its obligations when due are dependent upon the success of the Company's Program. Any inability of the Company to meet its obligations when due would result in a default which could permit the relevant obligor to accelerate the obligations and seek other remedies including seizure of the Company's medical imaging equipment. In such event, the Company would be forced to seek a liquidation under Chapter 7 or a reorganization under Chapter 11 of the United States Bankruptcy Code.

As part of the Program, the Company in March 1996 sold its Modesto buildings for $650,000 in cash, and also has negotiated an increase in its working capital line of credit to $5,000,000 and extended its maturity date by two years to May 31, 1999. The Company also completed in August 1996 an exchange offer (the "Exchange Offer") for $413,000 aggregate principal amount of Subordinated Notes. The purpose of the Exchange Offer was to improve the Company's capital structure and relieve the Company of the requirement to pay $836,000 of principal and interest in October, 1996 when the Subordinated Notes were scheduled to mature. In the Exchange Offer, the Company issued approximately 287,000 additional shares of Common Stock for $413,000 principal amount of Subordinated Notes. The remaining $360,000 of the Subordinated Notes were paid at maturity on October 16, 1996.

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

Item 1.          Legal Proceedings.
                 None.

Item 2.          Changes in Securities
                 None.

Item 3.          Defaults upon Senior Securities
                 None.

Item 4. Submission of Matters to a Vote of Securities Holders.

        The Company's annual meeting of shareholders was held on September 26, 1997. At the meeting, the Election of Directors was voted upon by the shareholders with the results set forth below:

Election of Directors            In Favor        Withheld
---------------------            --------        --------
Ernest A. Bates, M.D             3,783,727        47,605
Willie R. Barnes                 3,782,527        48,805
Matthew Hills                    3,785,027        46,305
John F. Ruffle                   3,785,027        46,305
Stanley S. Trotman, Jr           3,785,027        46,305
Augustus A. White, III, M.D      3,783,027        48,305
Charles B. Wilson, M.D           3,782,527        48,805

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

        (b) Reports on Form 8-K.
            None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               AMERICAN SHARED HOSPITAL SERVICES
                                        Registrant


Date:   November 13, 1997                 /s/  Ernest A. Bates
                                          --------------------
                                          Ernest A. Bates, M.D.
                                          Chairman of the Board and
                                          Chief Executive Officer



Date:   November 13, 1997                 /s/ Craig K. Tagawa
                                          --------------------
                                          Craig K. Tagawa
                                          Senior Vice President
                                          Chief Financial Officer