Form 10-K
period 1997-12-31
AMERICAN SHARED HOSPITAL SERVICES
filed 1998-03-31
CIK 744825

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------
                                    FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM___________________ TO ________________

COMMISSION FILE NUMBER 1-8789

                        AMERICAN SHARED HOSPITAL SERVICES
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

      CALIFORNIA                                           94-2918118
STATE OR OTHER JURISDICTION OF                 (IRS EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION

FOUR EMBARCADERO CENTER, SUITE 3620, SAN FRANCISCO, CALIFORNIA        94111
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (415)788-5300

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

       TITLE OF EACH CLASS                           NAME OF EACH EXCHANGE
                                                      ON WHICH REGISTERED

       COMMON STOCK NO PAR VALUE                     AMERICAN STOCK EXCHANGE
                                                     PACIFIC EXCHANGE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES /X/ NO/ /

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. /X/

AS OF MARCH 20, 1998, THE AGGREGATE MARKET VALUE OF THE COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $6,229,519.

NUMBER OF SHARES OF COMMON STOCK OF THE REGISTRANT OUTSTANDING AS OF MARCH 20, 1998: 4,769,384.

NO DOCUMENTS ARE INCORPORATED BY REFERENCE IN THIS REPORT.

                                     PART I

ITEM 1.

BUSINESS

GENERAL


American Shared Hospital Services ("ASHS" and together with its subsidiaries, the "Company") primarily provides shared diagnostic imaging services and radiosurgery services to more than 200 hospitals, medical centers and medical offices located in 22 states. The four principal diagnostic imaging services provided by the Company are Magnetic Resonance Imaging (MRI), Computed Axial Tomography Scanning (CT), Ultrasound, and Nuclear Medicine. Radiosurgery services are performed by the Company through its subsidiary, GK Financing, LLC, a California limited liability company ("GKF"), which provides Gamma Knife units to three major medical centers. The Company also provides Cardiac Catheterization Laboratory and Respiratory Therapy services.

ASHS was incorporated in the state of California in September 1983. ASHS's predecessor, Ernest A. Bates, M.D., Ltd. (d/b/a American Shared Hospital Services), a California limited partnership, was formed in June 1980. In October 1987, the Company acquired CuraCare, Inc. ("CuraCare") from Tenet Healthcare Corporation (formerly known as National Medical Enterprises, Inc., "Tenet") for $22,250,000. The acquisition of CuraCare significantly expanded and diversified the services offered by the Company and increased its market penetration.

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

In June 1995, the Company incorporated two new wholly-owned subsidiaries:
African American Church Health & Economic Services, Inc. ("ACHES"), a California corporation, and ACHES Insurance Services, Inc., ("AIS"), a California corporation and insurance agency qualified to sell life, health and disability insurance in California and New York.

On October 17, 1995, the Company, through its wholly-owned subsidiary, American Shared Radiosurgery Services ("ASRS"), and Elekta Holdings U.S., Inc. ("Elekta"), through its wholly-owned subsidiary, GKV Investments, Inc., a Georgia corporation ("GKV"), entered into an agreement to form GKF to provide alternative financing of Elekta Gamma Knife units in the United States and Brazil. See "Gamma Knife Joint Venture."

RECENT DEVELOPMENTS

On March 12, 1998, the Company and MMRI entered into a Securities Purchase Agreement (the "Purchase Agreement") with Alliance Imaging, Inc., and two of its subsidiaries (collectively, the "Purchaser"). Pursuant to the Purchase Agreement, the Purchaser would acquire all of the outstanding common stock of CuraCare and all of the partnership interests in AS-C. These entities together constitute the Company's diagnostic imaging business through which it provides MRI, CT, Ultrasound, Nuclear Medicine services, as well as Cardiac Catheterization Laboratory, and Respiratory Therapy services. The purchase price is $13,552,000 in cash and the assumption by the Purchaser of the liabilities of the Company's diagnostic imaging business, including approximately $26.1 million in debt. Following the transaction, the Company will continue to provide Gamma Knife radiosurgery services through its 81% interest in GKF.

The proposed transaction is subject to customary conditions, including receipt of regulatory approvals and the approving vote of the holders of a majority of the Company's outstanding common shares. The Company will seek the approval of its shareholders in the near future, and expects the transaction to be consummated in the third quarter of 1998. The Company, however, can give no assurance that the transaction will in fact be consummated.

OPERATIONS

DIAGNOSTIC IMAGING SERVICES

General. Medical diagnostic imaging systems facilitate the diagnosis of diseases and disorders at an early stage, often minimizing the amount and cost of care needed to stabilize, treat or cure the patient and frequently obviating the need for exploratory surgery. This diagnostic procedure can often be performed on an out-patient basis eliminating the need for hospitalization. Diagnostic imaging systems utilize energy waves to penetrate human tissue and generate computer-processed cross-sectional images of the body, which can be displayed either on film or on a video monitor. The Company provides its diagnostic imaging services as of December 31, 1997, to 216 health care providers including hospitals, clinics and physicians' offices located in 22 states. The Company's technologists operate the equipment under the direction of licensed physicians on the customer's staff who order procedures, interpret examination results and maintain general responsibility for the patient.

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

MAGNETIC RESONANCE IMAGING

MRI utilizes magnetic fields and applied radio waves to obtain computer processed cross-sectional images of the body. MRI provides clinical images superior to alternative technologies in many applications by providing information concerning neurologic, orthopedic, vascular and oncologic diseases. MRI benefits from multiplanar imaging, obviates the need for ionizing radiation and generally offers superior image resolution than previously available from CT. The Company is a leading provider of high field strength MRI units on a shared-service basis. The Company believes that it has a competitive advantage because of its strategy of operating primarily top-of-the-line, high magnetic field strength (1.5 Tesla superconductive magnet systems) mobile MRI units. MRI units containing higher strength magnets are preferred technology because they provide improved image quality, faster operating speed and greater potential for new applications than do MRI units with less powerful magnets. Of the Company's 27 MRI units operating at December 31, 1997, 17 of such units are 1.5 Tesla units, 7 are 1.0 Tesla units, and 3 are 0.5 Tesla units. All of the company's MRI units are mobile or transportable. The Company had 146 MRI customers at December 31, 1997, compared to 144 customers as of December 31, 1996. MRI revenues constituted 76%, 75% and 73% of total medical services revenues in years 1997, 1996 and 1995, respectively.

To a greater extent during the past several years, increased indications of MRI utility plus reductions in equipment costs have allowed more hospitals to purchase their own system instead of utilizing the Company's services. This has contributed to a more competitive marketplace for the Company's services.

COMPUTED AXIAL TOMOGRAPHY

The Company operated 15 CT units as of December 31, 1997. CT utilizes multiple x-ray beams and detectors to derive information that is then synthesized by computers to produce cross-sectional images of organs or other areas of the body. CT can be used to perform examinations of any part of the human anatomy and provides a delineation of tissue not possible with conventional x-ray. CT eliminates the problem of overlapping structures such as bone and soft tissue inherent in images produced by conventional x-ray. The most commonly performed CT examinations are of the brain, abdomen, and lumbosacral region, although examinations of the chest, pelvis and extremities are also performed. With the advent of MRI, the relative benefits of CT have decreased. Due to a variety of factors, including increased competition among manufacturers of CT units, the selling price of CT units has decreased thereby enabling more hospitals and health care providers to acquire their own units instead of utilizing the Company's services. Consequently, the Company has reduced its services in this area in response to these changes in the market. CT revenues were approximately 8%, 10% and 10% of medical services revenues in 1997, 1996 and 1995, respectively.

ULTRASOUND AND NUCLEAR MEDICINE

The Company owns and operates approximately 18 systems providing Ultrasound and Nuclear Medicine services as of December 31, 1997. Ultrasound technology applies high-frequency pulsed and continuous sound waves to the body. These sound waves strike vessels and other internal body structures and echo back to the equipment, where they register upon a video monitor. Ultrasound systems provide a low medical risk, non-invasive procedure for determining the primary diagnosis in renal, pancreatic, vascular and abdominal diseases and obstetrics. Nuclear Medicine is a diagnostic imaging system utilizing short-lived radioactive isotopes and computers to perform various examinations and process the resulting medical data for the physician to establish the presence or absence of disease. Nuclear Medicine not only provides an anatomic image, but also provides functional information that cannot be provided by MRI or CT.

Nuclear Medicine services of the Company primarily consist of Single Photon Emission Computed Tomography ("SPECT") wherein radioisotopes are injected into the patient and the patient is subsequently imaged by a camera that moves around the patient. The information received by the camera is then reconstructed by computer to produce a three dimensional image. Although more costly, this three-dimensional image yields a more accurate image when compared to other Nuclear Medicine techniques. The Company provides SPECT services on a shared service basis. Smaller health care providers which require fewer studies on a regular basis may find it more cost-efficient to utilize SPECT on a mobile-shared service basis than acquiring their own unit. The Company's Nuclear Medicine services consist of one mobile SPECT system as of December 31, 1997. Ultrasound and Nuclear Medicine revenues were approximately 6% of medical services revenues in 1997 and 7% and 8% in 1996 and 1995, respectively.

GAMMA KNIFE

The Gamma Knife treats certain vascular malformations and intracranial tumors without surgery. The Gamma Knife defines a small three dimensional intracranial target volume and delivers a clinically significant dose of radiation (Cobalt-60) within the target volume while avoiding the delivery of a clinically significant dose beyond the target volume to healthy tissue.

The Company's first Gamma Knife, which is operated by GKF at a major university medical center on a fee-per-procedure basis, commenced operation in September 1991. The Company's second Gamma Knife, which became operational on August 3, 1994, was contributed to GKF in February 1996. GKF commenced operation of its third Gamma Knife unit in September, 1997 at a medical center on a fee-per-procedure basis.


GAMMA KNIFE JOINT VENTURE

The Company, through ASRS, a California corporation, and Elekta, through its wholly-owned subsidiary, GKV, entered into an operating agreement on October 17, 1995, to form GKF, a California limited liability corporation. Pursuant to the operating agreement, as amended, the Company contributed its Gamma Knife units and related assets to GKF in exchange for an 81% ownership interest held by ASRS in GKF. GKV contributed cash for a 19% ownership interest in GKF and loaned funds to GKF. GKF will be the preferred alternative financing provider in the United States and Brazil for the purchase of Gamma Knife units sold by Elekta Instruments, Inc., a U.S. subsidiary of the Gamma Knife manufacturer. GKF's primary business will be to provide financing on a fee-for-service basis. The results of operations of GKF are included in the consolidated financial statements of the Company.

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

The more capital intensive services, such as MRI, CT, and Gamma Knife, may be effectively offered to urban medical centers, hospitals, large multi-specialty medical groups, governmental institutions, larger HMOs and large third-party purchasers of health services. The less capital-intensive services, such as Ultrasound, Nuclear Medicine and, under certain circumstances, CT, are most effectively offered to suburban and rural hospitals, physicians' offices and medical clinics.

The Company believes that it offers among the broadest range of services to health care providers of companies in the shared diagnostic imaging services industry and therefore has a unique ability to service a broad spectrum of the health care market. The Company continually monitors developments in the medical equipment industry and makes an effort to acquire new modalities and equipment as the opportunity arises in order to maintain its technologically advanced services and to expand its market share. When the Company's medical equipment does not generate adequate revenues, the Company seeks to sell such equipment and to upgrade existing equipment or acquire newer, more advanced replacement equipment when appropriate.

During the normal course of business, the Company has customer contracts that terminate. The Company's sales representatives and operational managers must replace terminating customers with new customers to maintain the Company's revenues. Revenue fluctuations may occur dependent upon the maturation cycle of terminating existing contracts and how quickly replacement customers can attain the revenue levels of terminating customers. Revenues per customer are historically higher for established customers. Revenue on all contracts and contract amendments is recognized as earned based upon services provided for each monthly period.

At the end of 1997, the Company employed twelve sales and marketing and two regional operational managers. The Company markets its services through a direct sales effort emphasizing the quality of its equipment, the reliability and efficiency of its services, the ability to tailor its services to specific customer needs and the cost containment benefits realized by the customer when it utilizes the Company's services. No single customer accounted for 10% or more of the Company's total revenues in 1997 or 1996.

COMPETITION

Utilization of the Company's diagnostic imaging services depends upon several factors, including the number of physicians and their respective areas of practice, the number and nature of competitive diagnostic units available, and the size and demographics of the service areas. The market for diagnostic imaging services is highly competitive. The Company faces competition from other providers of mobile diagnostic services, some of which may have greater financial resources than those of the Company, and from equipment manufacturers, hospitals, imaging centers and health care providers owning in-house diagnostic units. Significant competitive factors in the diagnostic services market include equipment price and availability, performance quality, ability to upgrade equipment performance and software, service and reliability. Mobile diagnostic services providers with greater financial resources may have increased access to capital and are better able to withstand adverse market conditions.

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

The Company's experience suggests that the hospital in-patient DRG system and the expansion of managed care have had a favorable impact on the Company's business. Rising costs in the health care field, together with the implementation of the DRG system, have encouraged hospitals and other health care providers to minimize costs. The Company's shared diagnostic imaging services allow hospitals and other medical care providers to provide sophisticated diagnostic equipment and qualified personnel at a cost directly related to each service rendered to the patient. In recent years, however, competitive factors (such as equipment availability and pricing) have limited the Company's ability to benefit from the favorable impact of DRGs and managed care.

Effective October 1, 1997, Gamma Knife services for Medicare hospital in-patients were reclassified from DRG 1 to either DRG 7 or DRG 8. This reclassification is estimated to reduce hospital revenues from the Medicare DRG program by approximately 30%. This reclassification does not directly effect other third party payors, which comprise the majority of the hospital's payors. The Company is not currently directly impacted by the change, because all of its existing contracts are reimbursed by the hospital to the Company on a fee-per-service basis. However, the Company has entered into one contract that has not yet commenced on a shared revenue basis. Revenues under this contract will be reduced due to the reimbursement rate change. A significant number of future contracts for Gamma Knife services may be based on a shared revenue instead of a fee-for-service basis.

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

EMPLOYEES

At December 31, 1997, the Company employed approximately 189 employees on a full-time basis and approximately 155 on a part-time basis. None of these employees is subject to a collective bargaining agreement and there is no union representation within the Company. The Company maintains various employee benefit plans and believes its employee relations are good.


ITEM 2.

PROPERTIES

The Company's corporate offices are located at Four Embarcadero Center, Suite 3620, San Francisco, California, where it leases 2,996 square feet for $8,893 per month. This lease runs through September 1999. The Company also leases office space in Modesto, California. Additional properties are leased by the Company principally for field operations and sales support in West Chicago, Illinois, and Sacramento, California.

For the year ended December 31, 1997, the Company's aggregate net rental expenses for all properties and equipment were approximately $3,285,000.

ITEM 3.

LEGAL PROCEEDINGS

There are no material pending, legal proceedings involving the Company or any of its property. The Company knows of no legal or administrative proceedings against the Company contemplated by governmental authorities.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         None.

                                     PART II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS


The Company's common shares, no par value (the "Common Shares"), are currently traded on the American Stock Exchange ("AMEX") and the Pacific Exchange ("PCX"). The Company's losses and net capital deficiency have caused the Company to no longer satisfy the minimum criteria with respect to net income and net worth for continued listing published by the AMEX. The per share trading price is also below the minimum criteria of such exchange. The closing per share price of the Common Shares was $1-11/16 at March 20, 1998. The Company has been advised that its net capital deficiency is inconsistent with the criteria applied by the PCX for continued listing on such exchange. The AMEX and the PCX are continuing to monitor the Company's financial condition in order to determine whether the Common Shares will continue to be listed for trading thereon.

The table below sets forth the high and low closing sales prices of the Common Shares of the Company on the American Stock Exchange Consolidated Reporting System for each full quarter for the last two fiscal years.

                                        PRICES FOR COMMON SHARES
                                        ------------------------

QUARTER ENDING                     HIGH                            LOW
--------------                     ----                            ---
March 31, 1996                     2                               1-1/4

June 30, 1996                      2                               1-1/4

September 30, 1996                 1-3/4                           1-1/4

December 31, 1996                  1-15/16                         1-3/16

March 31, 1997                     2-3/16                          1-3/8

June 30, 1997                      1-5/8                           3/4

September 30, 1997                 1-7/8                           1

December 31, 1997                  2-3/16                          1-7/16


The Company estimates that there were approximately 1200 beneficial holders of its Common Shares as of December 31, 1997.

The Company did not pay cash dividends in 1997, is prohibited by its credit agreements from paying dividends on the Common Shares and does not anticipate being in a position to pay dividends for the foreseeable future.

ITEM 6.

SELECTED FINANCIAL DATA SUMMARY OF OPERATIONS

                             YEAR ENDED DECEMBER 31,
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                    1997         1996            1995(1)      1994            1993(2)
                                                --------     --------        --------     --------        --------
Medical services revenues                       $ 37,172     $ 36,989        $ 34,077     $ 38,545        $ 39,485
                                                ========     ========        ========     ========        ========
Costs of operations                               27,044       28,071          32,675       34,145          37,071
Selling and administrative expense                 5,901        5,309           8,432        5,971           6,820
Interest expense                                   3,671        4,199           5,310        7,423           6,752
Write-down of intangible assets                        0            0             600            0           5,308
                                                --------     --------        --------     --------        --------
Total costs and expenses                          36,616       37,579          47,017       47,539          55,951
                                                --------     --------        --------     --------        --------
                                                     556         (590)        (12,940)      (8,994)        (16,466)
Gain on sale of assets and early termination         821            3             226        3,294             124
       of capital leases
Interest and other income                            155          227             258          183             691
                                                --------     --------        --------     --------        --------
Income (loss) before income taxes and              1,532         (360)        (12,456)      (5,517)        (15,651)
       extraordinary item
Income tax provision (benefit)                        10           (7)              3           20              (7)
                                                --------     --------        --------     --------        --------
Income (loss) before extraordinary item            1,532         (353)        (12,459)      (5,537)        (15,644)
Extraordinary item                                     0            0          19,803          362               0
                                                --------     --------        --------     --------        --------
Net income (loss)                               $  1,522     $   (353)       $  7,344     $ (5,175)       $(15,644)
                                                ========     ========        ========     ========        ========
Earnings (loss) per common share:               $   0.32     $  (0.08)       ($  2.96)    $  (1.93)       $  (5.46)
     Income (loss) before extraordinary item
    Extraordinary item                          $   0.00     $   0.00        $   4.71     $   0.13        $   0.00
                                                --------     --------        --------     --------        --------
    Net income (loss)                           $   0.32     $  (0.08)       $   1.75     $  (1.80)       $  (5.46)
                                                ========     ========        ========     ========        ========
Earnings (loss) per common share assuming dilution:
     Income (loss) before extraordinary item    $   0.24     $  (0.08)       $  (2.96)    $  (1.93)       $  (5.46)
     Extraordinary item                         $   0.00     $   0.00        $   4.71     $   0.13        $   0.00
                                                --------     --------        --------     --------        --------
Net income (loss) per common share assuming dilution:
                                                $   0.24     $  (0.08)       $   1.75     $  (1.80)       $  (5.46)
                                                ========     ========        ========     ========        ========

See Accompanying Notes

BALANCE SHEET DATA

                                                                         DECEMBER 31,
                                                               -----------------------------

                                                  1997         1996            1995(1)      1994            1993(2)
                                              --------     --------        --------     --------        --------
Working capital deficiency                    $ (8,039)    $(10,888)       $ (6,793)    $(33,369)       $(56,518)
Total assets                                    30,209       32,969          31,335       47,222          50,179
Current portion of long-term debt and           10,929       13,182           8,720       11,214          26,635
       obligation under capitalized leases
Long-term debt and obligations under            21,569       23,935          26,125       24,244           3,106
       capitalized leases less current
       portion
Senior subordinated notes                            0            0             773       18,467          18,788
Stockholders' equity (Net capital             $ (8,953)    $(10,475)       $(10,576)    $(22,341)       $(17,754)
       deficiency)
See Accompanying Notes

(1) In June 1995, ASHS incorporated a new wholly-owned subsidiary, African American Church Health And Economic Services, Inc. ("ACHES") and ACHES' wholly-owned subsidiary, ACHES Insurance Services, Inc. ("AIS"), and in October 1995, entered into an operating agreement granting ASRS an 81% ownership interest in GK Financing, LLC. Accordingly, the financial data for the Company presented above include the results of the establishment of ACHES, AIS, and GK Financing, LLC for 1995 through 1997.

(2) In August 1993, ASHS incorporated a new wholly owned subsidiary, American Shared Radiosurgery Services ("ASRS"). Accordingly, the financial data for the Company presented above include the results of the establishment of the subsidiary for 1993 through 1997.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

GENERAL

The Company had net income of $1,522,000 ($0.32 per share) on medical services revenues of $37,172,000 in 1997. The Company had a net loss of $353,000 ($(0.08) per share) on medical services revenues of $36,989,000 in 1996.

TOTAL REVENUES


                                                 Increase                         Increase
(In Thousands)                    1997          (Decrease)             1996      (Decrease)       1995
--------------                    ----          ----------            -----      ---------       -----

Medical Services                 $37,172            0.5%             $36,989        8.6%        $34,077

Medical services revenues increased 0.5% in 1997 compared to 1996, and increased 8.6% in 1996 compared to 1995. The 0.5% increase in 1997 and the 8.6% increase in 1996 compared to prior years were primarily due to increases in MRI revenues.

MRI revenues increased 2% ($650,000) in 1997 compared to 1996 and increased 11% ($2,667,000) in 1996 compared to 1995. The increases in 1997 and 1996 were primarily due to the commencement of new customer contracts and increased utilization from contracts commenced in prior periods. MRI revenues as a percentage of total medical services revenues were 76%, 75% and 73% in years 1997, 1996 and 1995, respectively.

The Company's non-MRI diagnostic imaging services revenues decreased 19% ($1,176,000) in 1997 compared to 1996 after a 1% ($60,000) decrease in 1996 compared to 1995. The revenue decline in 1997, compared to 1996, was primarily attributable to decreased CT revenue which was due to utilization of two (2) fewer CT units in 1997, and decreased nuclear medicine revenue due to the termination of an in-house nuclear medicine contract in March 1997. Revenues from CT operations decreased $614,000 in 1997 and $26,000 in 1996 from 1995 revenues of $3,563,000. The decrease in Nuclear Medicine and Ultrasound revenues was $562,000 in 1997 and $34,000 in 1996 from a 1995 revenue base of $2,782,000.
Non-MRI diagnostic imaging services revenues as a percentage of total medical services revenues was 14%, 17% and 18% for the years ended 1997, 1996 and 1995, respectively. The Company's CT, Ultrasound, and Nuclear Medicine services revenues continue to decline because customers are increasingly buying their own equipment.

Contract service revenues consisting of Respiratory Therapy services and Cardiac Catheterization Laboratory revenues increased $354,000 in 1997 compared to 1996 and decreased $415,000 in 1996 compared to 1995. The increase in 1997 was primarily due to revenues from the Cardiac Catheterization Laboratory contracts which commenced May 1996 and December 1996, respectively. The decrease in 1996 compared to 1995 resulted primarily from four terminated Respiratory Therapy service contracts in 1995. The Company currently has one Respiratory Therapy service contract.

Gamma Knife revenues increased $354,000 and $705,000 in 1997 and 1996, respectively, compared to the prior years. The 1997 increase was primarily due to the commencement of a third Gamma Knife unit in September 1997. The increase in 1996 was a result of the inclusion of results of the Company's second Gamma Knife beginning in February 1996.

COST OF OPERATIONS

                                                               Increase                         Increase
(In Thousands)                                 1997           (Decrease)        1996           (Decrease)           1995
--------------                                 ----           ----------        ----            --------            ----
Cost of Operations, Exclusive of             $27,044            (3.7%)         $28,071             (2.7%)        $28,850
  Write-Down of Equipment
Percentage of Revenue                           72.8%                             75.9%                             84.7%
Write-Down of Equipment                      $     0               0%          $     0           (100.0%)        $ 3,825
Percentage of Revenue                            0.0%                              0.0%                             11.2%

The Company's cost of operations, consisting of payroll, maintenance and supplies, depreciation and amortization, equipment rental and other operating expenses (such as vehicle fuel, building rents, regional office costs, insurance, property taxes, bad debt expense, fees and training expenses) decreased $1,027,000 in 1997 and $4,604,000 in 1996 compared to prior years.

Medical services payroll costs, the largest component of total cost of operations, increased by $221,000 in 1997 compared to 1996 and increased by $328,000 in 1996 compared to 1995. Medical services payroll costs as a percent of medical services remains constant at 20% in years 1997, 1996 and 1995. The 1997 and 1996 increase was primarily due to staffing increases to service additional MRI customer volumes and an increase in staffed units in 1997.

The Company's maintenance and supplies costs were 16%, 18% and 20% of medical service revenues in 1997, 1996 and 1995 respectively. Maintenance and supplies costs decreased $739,000 in 1997 compared to 1996 and decreased $68,000 in 1996 compared to 1995. The decreases in 1997 and 1996 are primarily attributable to MRI maintenance cost savings.

Depreciation and amortization decreased $233,000 in 1997 compared to 1996 and $1,671,000 in 1996 compared to 1995. The decrease in 1997 was primarily attributable to decreased MRI and nuclear medicine depreciation as a result of fewer MRI units accounted for as capital leases in 1997. The decrease in 1996 is primarily attributable to the early adoption of Financial Accounting Standards No. 121 (FAS 121) during the second quarter of 1995 as explained in detail below. In addition, the majority of capital leases were extended as of October 1, 1995 thereby extending the depreciable life of the asset (as leased assets are depreciated based on lease terms) and decreasing depreciation expense commencing the fourth quarter of 1995.

Equipment rental as a percentage of medical services revenues was 7% in 1997, 9% in 1996 and 8% in 1995. Equipment rental decreased $763,000 in 1997 compared to 1996 and increased $641,000 in 1996 compared to 1995. The decrease in 1997 is primarily attributable to the return of five (5) MRI rental units which resulted from mobile route consolidation and customer contract terminations. The increase in 1996 is primarily attributable to the utilization of short-term MRI and CT rentals to meet customer commitments.

Other costs of operations as a percentage of medical services revenues was 12%, 11% and 12% in 1997, 1996 and 1995, respectively. The increase of $487,000 in 1997 compared to 1996 reflects increased fuel, personal property tax costs, insurance, and bad debt expenses. The decrease of $9,000 in 1996 compared to 1995 reflects a decrease in equipment and CON related costs and regional office administrative costs offset by increased fuel costs, MRI space rental costs and physician reading fees.

In connection with the early adoption of the statement of Financial Accounting Standards No. 121 (FAS 121) during the second quarter of 1995, management reviewed the recoverability of the carrying value of long-lived assets, primarily fixed assets, goodwill and deferred costs. The Company initiated its review of potential loss impairment due to the continuing changes in the health care environment which have put downward pressure on customer and equipment pricing and reduced forecasted operating results for certain assets to a level below previous expectations. Following its review, management concluded that there was an impairment in the recorded value of fixed assets, goodwill and deferred costs under FAS 121 based on management's estimate of future undiscounted cash flows over the estimated remaining useful life of certain assets. Accordingly, an impairment loss of $4,425,000 was recorded in the second quarter of 1995 based on the differences between the fair value of such assets as determined by third parties and the recorded values. The impairment loss is comprised of a charge for the write-downs of equipment and deferred assets of

$3,825,000 (primarily MRI, CT and Nuclear Medicine) and goodwill of $600,000.

SELLING AND ADMINISTRATIVE

                                                           Increase                     Increase
(In Thousands)                                 1997       (Decrease)        1996        (Decrease)        1995
--------------                                 ----       ---------         ----        ---------         ----
Selling and Administrative Costs             $5,901           11.2%       $5,309          (37.0%)        $8,432
Percentage of Revenue                          15.9%                        14.4%                          24.7%

The Company's selling and administrative costs increased $592,000 in 1997 compared to 1996 and decreased $3,123,000 in 1996 compared to 1995. The increase in 1997 was primarily due to increased sales and administrative payroll costs, building rental costs, audit and tax fees and legal fees associated with a proposed acquisition of the Company which was not consummated. The decrease in 1996 is primarily attributable to a 1995 stock compensation expense totaling $2,679,000 which is comprised of shares and options issued to the Company's Chairman and Chief Executive Officer, Ernest A. Bates, M.D. Salary and wage expense was charged $265,000 in the second quarter of 1995 for the issuance of 184,000 Common Shares to Dr. Bates for his continued services to the Company and his personal guarantee of $6,500,000 of indebtedness of the Company. In addition, during the fourth quarter of 1995, a charge to salary and wage expense of $2,414,000 was recorded in connection with the grant to Dr. Bates, following shareholder approval, of an option to acquire 1,495,000 additional Common Shares for $0.01 per share as further consideration for his continued service to the Company and his personal guarantee of $6,500,000 of the Company's new credit facilities. See "Liquidity and Capital Resources." The decrease in 1996 was also related to reduced legal and insurance costs.

INTEREST EXPENSE

                                               Increase                           Increase
(In Thousands)                   1997         (Decrease)          1996           (Decrease)          1995
--------------                   ----         ----------          ----           ----------          ----

Interest Expense                $3,671          (12.6%)         $4,199             (20.9%)         $5,310
Percentage of Revenue              9.9%                           11.4%                              15.6%

The Company's interest expense decreased $528,000 in 1997 compared to 1996 and $1,111,000 in 1996 compared to 1995. The decrease in 1997 and 1996 are primarily attributable to a lower outstanding amount of interest bearing debt due to the repurchase by the Company on May 17, 1995 of $17,964,000 aggregate principal amount of its Senior Subordinated Notes, the exchange for common shares ($413,000 aggregate principal amount) and payment at maturity ($360,000 aggregate principal amount) of its Senior Subordinated Notes in the third and fourth quarters of 1996, respectively, and decreased capitalized lease-related interest.

WRITE-DOWN OF INTANGIBLE ASSETS
(In Thousands)

                                                             Increase                     Increase
                                               1997         (Decrease)      1996         (Decrease)      1995
                                               -----        ----------      -----        ----------      ----

Write-down of Intangible Assets                  0              0.0%        $  0            (100%)       $600

Percentage of Revenue                          0.0%                          0.0%                         1.8%

The Company's write-down of intangible assets decreased $600,000 in 1996 as compared to 1995. The decrease in 1996 compared to 1995 is solely attributable to the early adoption of FAS 121 in the second quarter of 1995. See "Cost of Operations" above.

IMPACT OF YEAR 2000

Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruption of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost has not been estimated, but is not expected to be material.

The Company believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

OTHER INCOME AND EXPENSE

(In Thousands)                                                Increase                         Increase
                                                 1997         (Decrease)         1996          (Decrease)         1995
                                               --------       ----------       --------        ----------       ------
                                                  $821           27,267%          $  3            (98.7%)          $226
Gain on Sale of Assets and Early Termination
  of Capital Leases

Percentage of Revenue                              2.2%                            0.0%                             0.7%

Interest and Other Income                         $155            (31.7%)          227            (12.0%)           258

Percentage of Revenue                              0.4%                            0.6%                             0.8%

The Company's gain on sale of assets and early termination of capital leases increased $818,000 in 1997 compared to 1996 and decreased $223,000 in 1996 compared to 1995. The increase in 1997 was the result of a gain on the early termination of a capital lease ($141,000) when the customer's in-house nuclear medicine contract was terminated during March 1997, an insurance settlement ($388,000) following the loss of a mobile MRI unit in an accident during second quarter 1997, a gain on sale of another MRI unit ($140,000) during third quarter 1997 and a gain on sale of a mobile SPECT unit ($115,000) in the fourth quarter of 1997. Gain on sale of equipment fluctuates depending on the timing of asset dispositions. The Company continues to sell non-essential assets in the normal course of business.

NET INCOME (LOSS)

(In Thousands,                                                Increase                     Increase
except per share amounts)                        1997        (Decrease)        1996       (Decrease)         1995
-------------------------                        ----        ----------        ----       ----------         ----
Income (loss) before income taxes and
     extraordinary item                        $1,532           525.6%       $ (360)         (97.1%)      $(12,456)
Percentage of Revenue                             4.1%                         (1.0%)                        (36.6%)

Income (loss) Per Share                        $ 0.32           500.0%       $(0.08)         (97.3%)      $  (2.96)
Extraordinary item                                 $0             0.0%       $    0         (100.0%)      $ 19,803
Extraordinary Item,                                                                                       $   4.71
    Per share                                  $ 0.00            0.00%       $ 0.00         (100.0%)
Net Income (loss)                              $1,522           531.2%       $ (353)        (104.8%)      $  7,344
Net Income (loss) per share                    $ 0.32           500.0%       $(0.08)        (104.6%)      $   1.75

The Company had net income of $1,522,000 in 1997 compared to a net loss of $353,000 for 1996. Net income for 1997 resulted in part from increased operating margins and in part from gains from early termination of capital leases and sale of assets.

The Company had a net loss of $353,000 for 1996 compared to net income of $7,344,000 for 1995. The Company's net income for 1995 included an extraordinary gain of $19,803,000 from its debt restructuring recorded on May 17, 1995. The gain resulted from the purchase of $17,694,000 aggregate face amount plus $8,853,000 of accrued and unpaid interest of the Company's 14-3/4% and 16-1/2% Senior Subordinated Notes due October 15, 1996 net of cash, Common Shares and warrants to purchase Common Shares issued and transaction related costs of $3,893,000, $1,836,000 and $1,015,000, respectively. Included in the Company's 1995 results was a charge of $4,425,000 due to adoption of FAS 121 and stock compensation expense of $2,679,000 (see "Selling and Administrative").

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $17,000 at December 31, 1997 compared to $368,000 at December 31, 1995. The Company's cash position decreased $351,000 due primarily to the Company's debt payment requirements and working capital needs.

Restricted cash at December 31, 1997 and December 31, 1996 reflects cash that may only be used for the operations of GK Financing, LLC. The increase in restricted cash is due to cash flow from Gamma Knife operations.

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

The various restructuring transactions described above cured all of the Company's then-outstanding defaults relating to its debt and lease obligations. The Company nevertheless remains highly leveraged and has significant cash payment requirements under its equipment leases and credit facilities. Scheduled equipment capital lease payments and operating lease payments during the 12 months ending December 31, 1998 are $7,487,000 and $2,551,000, respectively, with related maintenance commitments of approximately

$1,916,000. Scheduled interest and principal payments under the Company's other debt obligations during such period are approximately $4,855,000 which excludes the Company's revolving line of credit balance of $5,438,000 at December 31, 1997 ($5,207,000 at February 28, 1998) whose maturity has been extended to May 31, 1999. Although the Company's operating performance has improved, the Company is uncertain it will have the cash resources to pay all of its obligations when they are due. Accordingly, the Company will continue its program of expense reductions, revenue enhancements and asset sales as well as refinancing or renegotiating the terms of its fixed obligations ("Program"). The Company's ability to meet its obligations when due are dependent upon the success of the Company's Program. Any inability of the Company to meet its obligations when due would result in a default which could permit the relevant obligor to accelerate the obligations and seek other remedies including seizure of the Company's medical imaging equipment. In such event, the Company would be forced to seek a liquidation under Chapter 7 or a reorganization under Chapter 11 of the United States Bankruptcy Code.

As part of the Program, the Company in March 1996 sold its Modesto buildings for $650,000 in cash, and negotiated an increase in its working capital line of credit to $5,500,000 and extended its maturity date by two years to May 31, 1999. The Company also completed in August 1996 an exchange offer (the "Exchange Offer") for $413,000 aggregate principal amount of Subordinated Notes. The purpose of the Exchange Offer was to improve the Company's capital structure and relieve the Company of the requirement to pay $836,000 of principal and interest in October, 1996 when the Subordinated Notes were to mature. In the Exchange Offer, the Company issued approximately 287,000 additional shares of Common Stock for $413,000 principal amount of Subordinated Notes. The remaining $360,000 of the Subordinated Notes was paid at maturity on October 16, 1996.

In the long term, the Company believes that it must respond to fundamental changes in the industry. The medical diagnostic imaging business, both mobile and fixed, is in a period of consolidation as a result of the growth of managed care and other competitive forces. Smaller companies, such as the Company, must either grow through acquisitions or become part of larger enterprises in order to compete successfully and achieve acceptable returns for their shareholders. In light of the unavailability of capital to the Company and continuing weakness in the price of its common stock, the Company has been willing to entertain acquisition offers. In late 1996 and early 1997, the Company unsuccessfully pursued a merger with a larger industry participant. In late 1997, the Company was approached by Alliance Imaging, Inc., another major industry participant, with respect to a sale of the Company's medical diagnostic imaging business. On March 12 1998, the Company and Alliance entered into an agreement under which the Company would sell its medical diagnostic imaging assets to Alliance for consideration consisting of cash and the assumption of related liabilities. See
Part I, Item 1 "Business -- General --Recent Developments". The Company accepted the proposed transaction in response to the industry trend toward consolidation, the increasingly difficult competitive environment for smaller participants, such as the Company, and to provide capital for the expansion of the Company's radiosurgery services business. There can be no assurance that the transaction will be consummated. If the transaction is not consummated, the Company will be required to continue to operate as an independent entity, and to face the serious liquidity and other problems referred to above.

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

ERNEST A. BATES, M.D. has been a director, the Chairman of the Board and Chief Executive Officer of the Company since it was incorporated in 1983. He founded the Company's predecessor limited partnership in 1980. Dr. Bates is 61 years old.

WILLIE R. BARNES has been a director and Corporate Secretary of the Company since 1984. He has been a partner in the law firm of Musick Peeler & Garrett since June 1992, was in solo practice from February 1992 until June 1992, was a partner in the law firm of Katten Muchin Zavis & Weitzman from March 1991 until January 1992, was a partner in the law firm of Wyman Bautzer Kuchel & Silbert from April 1989 until its dissolution effective March 14, 1991, and was a partner in the law firm of Manatt Phelps Rothenberg & Phillips from April 1979 until March 1989. He is a Director of Franchise Finance Corporation of America. Mr. Barnes is 66 years old.

MATTHEW HILLS became a director in 1996. He has been a partner in BG Affiliates, a private equity investment group, since 1996. Prior to that, he was the Chief Planning Officer and a Senior Vice President of The Berkshire Group, a healthcare and financial services company, since 1993. From 1990 to 1993, Mr. Hills was a Manager and Consultant at The LEK Partnership. Prior to joining LEK, Mr. Hills was an Associate in the Corporate Finance Department at Drexel Burnham Lambert from 1987 to 1990. He is also a Director of K-Bro Linen Systems, Inc. and in Aspen Furniture, Inc. Mr. Hills graduated from Brandeis University in 1981 and from Harvard Business School in 1987. Mr. Hills was nominated to serve on the Board of Directors by certain shareholders who were participants in the Notes Repurchase. Mr. Hills is 38 years old.

JOHN F. RUFFLE has been a director of the Company since 1995. He retired in 1993 as Vice-Chairman of the Board and a Director of J.P. Morgan & Co. Incorporated and Morgan Guaranty Trust Co. of New York. He also is a Director of Bethlehem Steel Corporation; a member of the Boards of Managers of North Moore Fund, LLC and JP Morgan Global Emerging Markets Fund, LLC; a Trustee of JPM Series Trust II; a Director of Trident Corp.; a Director of Polymer Group, Inc.; a Director of Wackenhut Corrections Corp; and a Trustee of the Johns Hopkins University. He is a graduate of The Johns Hopkins University, with an MBA in finance from Rutgers University, and is a Certified Public Accountant. Mr. Ruffle is 60 years old.

STANLEY S. TROTMAN, JR., became a director of the Company in 1996. He has been a Managing Director with the Health Care Group of PaineWebber, an investment banking firm, since 1995 following the consolidation of Kidder, Peabody, also an investment banking firm, with PaineWebber, and had previously co-directed Kidder, Peabody's Health Care Group since April 1990. Formerly he had been head of the Health Care Group at Drexel Burnham Lambert, Inc. where he had been employed for approximately 22 years. He received his undergraduate degree from Yale University in 1965 and holds an M.B.A from Columbia Business School in 1967. Mr. Trotman is 54 years old.

AUGUSTUS A. WHITE III, M.D. has been a director of the Company since 1990. He has been a Professor of Orthopedic Surgery at Harvard Medical School since 1978. He was Orthopedic Surgeon-in-Chief at Beth Israel Hospital, Boston, MA., from 1978 to 1991. He also is a director of Orthologic Corporation. Dr. White is 61 years old.

CHARLES B. WILSON, M.D. most recently has been a director of the Company since 1993. He also was a director of the Company from March 1984 until March 1989. He has been a Professor of Neurosurgery at the University of California Medical Center, San Francisco, since 1968. From 1968 until April 1994, and from March 1996 until July 1997, Dr. Wilson also held the position of Chairman of the University's Department of Neurosurgery. He also is a Senior Research Fellow of The Institute for the Future. Dr. Wilson is 67 years old.

EXECUTIVE OFFICERS

The following table provides current information, concerning those persons who serve as executive officers of the Company. The executive officers were appointed by the Board of Directors and serve at the discretion of the Board of Directors.


Name:                                 Age:    Position:
------------------------------------ -------- ----------------------------------------------------------------------
Ernest A. Bates, M.D.                  61     Chairman of the Board of Directors, Chief Executive Officer and Acting
                                              President and Chief Operating Officer
Craig K. Tagawa                        44     Senior Vice President - Chief Financial Officer
Richard Magary                         57     Senior Vice President - Administration, Assistant Secretary
David Neally                           45     Senior Vice President - Operations
Gregory Pape                           42     Senior Vice President - Sales and Marketing
------------------------------------ -------- ----------------------------------------------------------------------

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

RICHARD MAGARY has served as Senior Vice President - Administration since February 28, 1993 and Assistant Secretary since 1985. From April 1987 through February 1993, Mr. Magary served as a Vice President in the same capacity. From 1982 through March 1987, he served as Chief Financial Officer of the Company and its predecessor. Mr. Magary is a graduate of the University of San Francisco.

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

COMPLIANCE WITH SECTION 16(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934

Reports filed under the Exchange Act and received by the Company on or after January 1, 1997, indicate that during 1997 directors, officers and 10% shareholders of the Company filed all required reports within the periods established by applicable rules.

ITEM 11.

EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

During 1997 non-employee Directors were scheduled to receive an annual retainer fee of $5,000 each. The non-employee Directors agreed to defer payment of their 1997 retainer fees until a date to be determined in 1998, to assist the Company with its cash flow. Non-employee Directors in 1997 also received $1,000 for attendance in person at each regular and special meeting of the Board Directors, and $200 for attendance in person at each committee meeting, as well as an automatic grant of Options from the Company's 1995 Stock Option Plan, to acquire up to 4,000 common shares annually of the Company's common stock at the market price on date of grant, until a Director has options for a total of 12,000 shares in all Company plans. Non-employee Directors are not entitled to any fee for Board of Directors or committee meetings held by conference telephone at which they are not present in person. All three of the Board meetings held during 1997 were regular meetings which Directors attended in person. Non-employee directors also received reimbursement of expenses incurred in attending meetings. No payment is made for attendance at meetings by a Director who is an employee of the Company.

The Company had no employment contracts with its directors or executive officers named in the Summary Compensation Table in 1997.

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth the compensation paid by the Company for the fiscal years ending December 31, 1995, December 31, 1996, and December 31, 1997 and paid in those years for services rendered in all capacities during 1995, 1996 and 1997 respectively, to the Chief Executive Officer and each executive officer other than the Chief Executive Officer who served as an officer at December 31, 1997 and earned cash compensation of $100,000 or more during 1997.

                           SUMMARY COMPENSATION TABLE
                                                                                                   LONG TERM
                                                                                                  COMPENSATION
                                                                                                    AWARDS (3)
                                   ANNUAL COMPENSATION                     OTHER ANNUAL            SECURITIES
NAME AND PRINCIPAL POSITION       YEAR       SALARY (1)       BONUS       COMPENSATION(2)       UNDERLYING OPTIONS
---------------------------       ----       --------       -------       ---------------       ------------------

Ernest A. Bates, M.D              1997       $267,994          --                    --              --
Chairman of the Board             1996       $223,412          --                    --              --
Chief Executive Officer           1995       $223,253          --                    --         1,495,000

Craig K. Tagawa                   1997       $216,000 (4)      --                    --              --
Senior Vice President             1996       $165,747          --                    --              --
Chief Financial Officer           1995       $129,328       $26,003                  --            90,000

David Neally                      1997       $139,162          --                    --              --
Senior Vice President             1996       $101,000       $38,500                  --              --
Operations                        1995       $104,654       $48,076                  --            45,000

Gregory Pape                      1997       $292,650 (5)      --                    --              --
Senior Vice President             1996       $278,895 (6)      --                    --              --
Sales and Marketing               1995       $265,745 (7)      --                    --            45,000

Richard Magary                    1997       $118,813          --                    --              --
Senior Vice President             1996       $ 99,780          --                    --              --
Administration                    1995       $ 99,780       $ 9,927                  --            45,000

(1) Each amount under this column includes amounts accrued in 1995, 1996, and 1997, that would have been paid to such persons in such years, except that such amounts were instead deferred pursuant to the Retirement Plan for Employees of American Shared Hospital Services and CuraCare, a defined contribution plan and ASHS' Flexible Benefit Plan, a defined contribution plan. Both plans are available to employees of the Company generally.

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

(4) Includes sales commissions of approximately $45,000 earned and paid in 1997.

(5) Includes sales commissions of approximately $92,000 earned in 1996 and paid in 1997 and approximately $58,000 earned and paid in 1997.

(6) Includes sales commissions of approximately $82,000, earned in 1995 and paid in 1996, and $107,000 earned and paid in 1996.

(7) Includes sales commissions of approximately $83,000, earned in 1994 and paid in 1995, and approximately $92,000 earned and paid in 1995.



OPTION GRANTS IN LAST FISCAL YEAR

"The Option Grants for the Fiscal Year" Table has been omitted because no options were granted during 1997 to the Company's executive officers named in the Summary Compensation Table.


LONG-TERM INCENTIVE PLAN AWARDS IN LAST FISCAL YEAR

The "Long-term Incentive Plan Awards" ("LTIP Awards") table has been omitted because no LTIP Awards were made during 1997 to the Company's executive officers named in the Summary Compensation Table.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

The following table sets forth the number of shares acquired on exercise of stock options and the aggregate gains realized upon exercise of such options during 1997, by the Company's executive officers named in the Summary Compensation Table. The following table also sets forth the number of shares underlying exercisable and unexercisable options held by such executive officers on December 31, 1997.

                        1984 AND 1995 STOCK OPTION PLANS
                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                          NUMBER OF SECURITIES UNDERLYING UNEXERCISED      VALUE OF UNEXERCISED
                                                                       OPTIONS AT                     IN-THE-MONEY OPTIONS AT FISCAL
                                                                     FISCAL YEAR-END                            YEAR-END($)(1)
                         SHARES ACQUIRED    VALUE            -------------------------------          ------------------------------
NAME                      ON EXERCISE      REALIZED($)       EXERCISABLE       UNEXERCISABLE          EXERCISABLE      UNEXERCISABLE
-----------------         -----------      ----------        -----------       -------------          -----------      -------------
Ernest A. Bates                --              --              1,495,000           --                 $2,601,300             --
Craig K. Tagawa                --              --                125,000           --                 $   15,625             --
David Neally                   --              --                 53,350        1,650                 $    6,669           $206
Gregory Pape                   --              --                 61,000        4,000                 $    7,625           $500
Richard Magary                 --              --                 60,000           --                 $    7,500             --


     (1) This amount is calculated by multiplying the number of Common Shares underlying the options at December 31, 1997 by the market price per Common Share on such date less the option exercise price.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Shares as of March 23, 1998, of (i) each person known to the Company to own beneficially 5% or more of the Common Shares,
(ii) each director of the Company, (iii) the chief executive officer and each other executive officer named in the Summary Compensation Table, and (iv) all directors and executive officers as a group.

               SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT

                                                        COMMON SHARES OWNED BENEFICIALLY
    NAME & ADDRESS OF                    AMOUNT & NATURE OF BENEFICIAL
    BENEFICIAL OWNER                             OWNERSHIP (3)          PERCENT OF CLASS (8)
    ----------------                     -----------------------------  --------------------

Total Number of Shares                          6,981,050 (4)                     100.0%
Ernest A. Bates, M.D. (1)                       2,334,070 (5) (7)                  37.3%
SunAmerica Inc. (2)                               128,066 (2)                       2.7%
SunAmerica Life Insurance                         277,473 (2)                       5.7%
 Company (2)
Anchor National Life Insurance                    307,219 (2)                       6.3%
 Company (2)
Lion Advisors, L.P.                               384,195 (6) (7)                   7.9%
 1301 Avenue of the Americas
 New York, NY 10019
AIF II, L.P.                                      170,752 (6) (7)                   4.7%
 c/o Apollo Advisors, L.P.
 1999 Avenue of the Stars
 Los Angeles, CA 90071
General Electric Company                          225,000(7)                        4.7%
 c/o GE Medical Systems
 20825 Swenson Drive
 Waukesha, WI 53186

Willie R. Barnes (1)                                          9,000 (5) (7)                              *
Matthew Hills (1)                                             6,915 (5) (7)                              *
John F. Ruffle (1)                                           80,711 (5) (7)                            1.7%
Stanley S. Trotman, Jr. (1)                                 108,295 (5) (7)                            2.3%
Augustus A. White, III, M.D. (1)                             17,992 (5) (7)                              *
Charles B. Wilson, M.D. (1)                                   9,600 (5)                                  *
Craig K. Tagawa (1)
    Senior Vice President-
    Chief Financial Officer                                 137,600 (5) (7)                            2.8%
David Neally (1)
    Senior Vice President-
    Operations                                               55,100 (5)                                1.1%
Gregory Pape (1)
    Senior Vice President-
    Sales and Marketing                                      65,000 (5)                                1.3%
Richard Magary (1)
    Senior Vice President-
    Administration                                           78,300 (5) (7)                            1.6%
All Directors & Executive Officers as a Group
(11 persons)                                              2,906,583 (5) (7)                           44.0%

*    Less than 1%

(1) The address of each such individual is c/o American Shared Hospital Services, Four Embarcadero Center, Suite 3620, San Francisco, California 94111-4155.

(2) Based on information provided to the Company by SunAmerica Inc., and its direct and indirect subsidiaries, SunAmerica Life Insurance Company (formerly known as Sun Life Insurance Company of America) and Anchor National Life Insurance Company as of March 27, 1997, such entities then owned beneficial 712,758 Common Shares, including immediately exercisable Warrants to acquire 169,264 Common Shares. The address of each Beneficial Owner is c/o SunAmerica Center, Los Angeles, CA 90067.

(3) Each person directly or indirectly has sole voting and investment power with respect to the shares listed under this column as being owned by such person.

(4) Represents the aggregate of issued and outstanding Common Shares plus Common Shares that all persons or groups of persons are entitled to acquire upon the exercise of options or warrants within 60 days after March 23, 1998.

(5) Includes shares underlying options that are currently exercisable or which will become exercisable within 60 days following March 23, 1998: Dr. Bates, 1,495,000; Mr. Barnes, 8,000 shares; Mr. Hills, 5,333 shares; Mr. Ruffle, 8,000 shares; Mr. Trotman, 5,333 shares; Dr. White, 12,000 shares;

     Dr. Wilson, 9,600 shares; Mr. Tagawa, 125,000 shares; Mr. Neally, 54,000 shares; Mr. Pape, 65,000 shares; Mr. Magary, 55,000 shares; and Directors and Executive Officers as a group, 1,842,266 shares.

(6) Based on information contained in the Schedule 13D dated March 23, 1998 and filed with the Securities and Exchange Commission by Apollo Advisors II, L.P. and affiliates, including Lion Advisors L.P. and AIF II, L.P., such entities own beneficially 554,947 Common Shares, including immediately exercisable warrants to acquire 115,629 Common Shares. The managing general partner of AIF II is Apollo Advisors, L.P. ("Advisors"), Advisors and Lion are affiliates. Lion beneficially holds the indicated securities for an investment account under management over which Lion has investment, dispositive and voting power.

(7) In connection with the Securities Purchase Agreement dated March 12, 1998 among American Shared Hospital Services ("ASHS") and MMRI, Inc., and Alliance Imaging, Inc., Embarcadero Holding Corp. I, and Embarcadero Holding Corp. II ("Purchasers") the Purchasers entered into Stockholder Agreements, each dated as of March 12, 1998, with certain stockholders of ASHS, each of whose beneficial interest is indicated in the accompanying table. These stockholders have agreed to vote, and have granted a proxy to vote their shares of Common Stock (including in the case of Ernest A. Bates, M.D., the Common Stock issuable upon the exercise of his 1,495,000 options), in favor of the Securities Purchase Agreement and the transactions contemplated thereby.


(8) Shares that any person or group of persons is entitled to acquire upon the exercise of options or warrants within 60 days after March 23, 1998, are treated as issued and outstanding for the purpose of computing the percent of the class owned by such person or group of persons but not for the purpose of computing the percent of the class owned by any other person.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Willie R. Barnes, the Secretary and a director of the Company, is a partner in the law firm of Musick, Peeler & Garrett. That law firm performed legal services for the Company in 1997 and may do so again in 1998. The management of the Company is of the opinion that the fees paid to Mr. Barnes' law firm are comparable to those fees that would have been paid for comparable legal services from a law firm not affiliated with the Company.

Stanley S. Trotman, Jr., a director of the Company, is a managing director with the Health Care Group of PaineWebber, Inc., an investment banking firm. PaineWebber has provided investment banking services to the Company in the past and will provide such services in 1998 with respect to the proposed sale of the Company's diagnostic imaging business to Alliance Imaging, Inc. The management of the Company is of the opinion that the fees agreed to be paid to Mr. Trotman's firm are comparable to those fees that would have been paid for comparable investment banking services from a firm not affiliated with the Company.

                                     PART IV

ITEM 14.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
AND REPORTS ON FORM 8-K

     (a) FINANCIAL STATEMENTS AND SCHEDULES. The following Financial Statements and Schedules are filed with this Report:

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

Consent of Independent Auditors

     (b)  EXHIBITS. The following Exhibits are filed with this Report.

Exhibit
Number:           Description:
-------           ------------

2.1 Securities Purchase Agreement, dated as of March 12, 1998, by and among Alliance Imaging, Inc.; Embarcadero Holding Corp. I; Embarcadero Holding Corp. II; American Shared Hospital Services; and MMRI, Inc.

3.1               Articles of Incorporation of the Company, as amended.(1)

3.2               By-laws for the Company, as amended.(2)

4.6               Form of Common Stock Purchase Warrant of American Shared
                  Hospital Services.(2)

4.8 Registration Rights Agreement, dated as of May 17, 1995, by and among American Shared Hospital Services, the Holders referred to in the Note Purchase Agreement, dated as of May 12, 1995 and General Electric Company, acting through GE Medical Systems.(2)

4.9 Promissory Note, dated May 17, 1995, by American Shared Hospital Services in favor of General Electric Company in the principal sum of $1,500,000, as amended.(2)

4.10 Promissory Note, dated January 31, 1996, by American Shared -CuraCare and CuraCare, Inc. in favor of DVI Business Credit Receivables Corporation, in the principal sum of $4,000,000.
                  (3)

4.11 Promissory Note, dated May 17,1 995, by American Shared-CuraCare and CuraCare, Inc. in favor of DVI Financial Services Inc. in the principal sum of $2,500,000.(2)

4.12 Security Agreement dated as of May 17, 1995 by and between American Shared Hospital Services and General Electric Company, acting through GE Medical Systems.(2)

4.13              Agreement and Proxy, dated as of May 12, 1995 by Ernest A.
                  Bates, M.D., Accepted and Agreed to by Anchor National Life Insurance Company, Sun Life Insurance Company of America, SunAmerica Inc., AIF II, L.P., Lion Advisors, L.P., Grace Brothers, Ltd., and Upchurch Living Trust U/A/D 12/14/90.(2)

4.14 Assignment and Assumption Agreement, dated as of December 31, 1995, between American Shared Hospital Services (assignor) and American Shared Radiosurgery Services (assignee).(3)

4.15 Assignment and Assumption Agreement, dated as of February 3, 1996, between American Shared Radiosurgery Services (assignor) and GK Financing, LLC (assignee).(3)

4.16 USC University Hospital Option Agreement, dated February 3, 1996, among American Shared Hospital Services, Ernest A. Bates, M.D. and GK Financing, LLC.(3)

4.17 Assignment and Assumption Agreement, dated as of February 3, 1996, among Ernest A. Bates, M.D. (assignor) and GK Financing, LLC (assignee).(3)

4.18 Assignment and Assumption Agreement, effective as of February 3, 1996, among Ernest A. Bates, M.D. (assignor) and GK Financing, LLC (assignee).(3)


4.19 Promissory Note, dated January 1, 1995, by American Shared-CuraCare in favor in General Electric Company, acting through GE Medical Systems, in the principal sum of $2,000,000, as amended.(3)

4.20 Promissory Note, dated December 30, 1994, by American Shared-CuraCare in favor of General Electric Company, in the principal sum of $481,667.81, as amended.(3)

4.21 Promissory Note, dated April 29, 1996 by GK Financing, LLC in favor of Skandinaviska Enskilda Banken in the principal amount of $1,300,000.(4)

4.22 Promissory Note, dated December 23, 1996 by American Shared-CuraCare in favor of General Electric company, in the principal amount of $1,631,595.10.(4)

10.1              The Company's 1984 Stock Option Plan, as amended.(5)

10.2              The Company's 1995 Stock Option Plan, as amended. (6)

10.3 Form of Indemnification Agreement between American Shared Hospital Services and members of its Board of Directors. (5)

10.4 Agreement, effective as of November 1, 1994, by and among General Electric Company, acting through GE Medical Systems, and American Shared Hospital Services, and certain of its subsidiaries, as amended. (7)

10.5 Note Purchase Agreement, dated as of May 12, 1995, by and among Anchor National Life Insurance Company, Sun Life Insurance Company of America, and SunAmerica Inc., AIF II, L.P., Lion Advisors, L.P., Grace Brothers, Ltd. and Upchurch Living Trust U/A/D 12/14/90, American Shared Hospital Services and Ernest A. Bates, M.D. (2)

10.6 Loan and Security Agreement, dated as of January 31, 1996, among American Shared-CuraCare and CuraCare, Inc., American Shared Hospital Services, Ernest A. Bates, M.D. and DVI Business Credit Receivables Corporation. (3)

10.7 Loan and Security Agreement, dated as of May 17, 1995, among American Shared-CuraCare and CuraCare, Inc., American Shared Hospital Services, Ernest A. Bates, M.D. and DVI Financial Services Inc. (2)

10.8 Form of Unconditional Continuing Guaranty of American Shared Hospital Services. (3)

10.9              Form of Unconditional Continuing Guaranty of Ernest A. Bates,
                  M.D. (3)

10.10 Intercreditor Agreement among American Shared Hospital Services, American Shared-CuraCare, DVI Financial Services Inc. and DVI Business Credit Receivables Corporation and General Electric Company, acting through GE Medical Systems, dated as of January 31, 1996. (3)

10.11             Ernest A. Bates, Stock Option Agreement dated as of August 15,
                  1995. (8)


10.12             Operating Agreement for GK Financing, LLC, dated as of October
                  17, 1995. (2)

10.13a Amendments dated as of October 26, 1995 and as of December 20, 1995 to the GK Financing, LLC Operating Agreement, dated as of October 17, 1995. (3)

10.13b Amendment dated as of October 16, 1996 to the GK Financing, LLC Operating Agreement, dated as of October 17, 1995.

10.14 Amendment No. 1, dated March 29, 1996, to Loan and Security Agreement, dated as of January 31, 1996, among American Shared-CuraCare and CuraCare, Inc., American Shared Hospital Services, Ernest A. Bates, M.D. and DVI Business Credit Receivables Corporation (Exhibit 10.6). (4)

10.15 Amendment No. 2, dated January 31, 1996, to Loan and Security Agreement, dated as of January 31, 1996, among American Shared-CuraCare and CuraCare, Inc., American Shared

                  Hospital Services, Ernest A. Bates, M.D. and DVI Business Credit Receivables Corporation (Exhibit 10.6).(4)

10.16 Amendment No. 3, dated April 23, 1997, to Loan and Security Agreement, dated January 31, 1996 among American Shared-CuraCare and CuraCare, Inc., American Shared Hospital Services, Ernest A. Bates, M.D. and DVI Business Credit Receivables Corp. (Exhibit 10.6).

10.17 Amendment No. 4, dated July 31, 1997, to Loan and Security Agreement, dated January 31, 1996 among American Shared-CuraCare and CuraCare, Inc., American Shared Shared Hospital Services, Ernest A. Bates, M.D. and DVI Business Credit Receivables Corp. (Exhibit 10.6).

10.18 Amendment No. 5, dated November 26, 1997, to Loan and Security Agreement, dated January 31, 1996 among American Shared-CuraCare and CuraCare, Inc., American Shared Shared Hospital Services, Ernest A. Bates, M.D. and DVI Business Credit Receivables Corp. (Exhibit 10.6).

21                Subsidiaries of American Shared Hospital Services.

23.1              Consent of Ernst & Young LLP.

27                Financial Data Schedule for the year ended December 31, 1997.

27.a              Restated Financial Data Schedule for the fiscal year ended
                  December 31, 1995.

27.b              Restated Financial Data Schedule for the three months ended
                  March 31, 1996.

27.c              Restated Financial Data Schedule for the six months ended June
                  30, 1996.

27.d Restated Financial Data Schedule for the nine months ended September 30, 1996.

27.e              Restated Financial Data Schedule for the fiscal year ended
                  December 31, 1996.

27.f              Restated Financial Data Schedule for the three months ended
                  March 31, 1997.

27.g              Restated Financial Data Schedule for the six months ended June
                  30, 1997.

27.h Restated Financial Data Schedule for the nine months ended September 30, 1997.

----------------------------

(1) This document was filed as Exhibit 3.1 to registrant's Registration Statement on Form S-2 (Registration
                  No. 33-23416), which is incorporated herein by this reference.

(2) These documents were filed as Exhibits 3.2, 4.6, 4.8, 4.9, 4.11, 4.12, 4.13, 10.5, 10.7 and 10.12, to registrant's
                  Registration Statement on Form S-1 (Registration No. 33-63721) filed on October 26, 1995, which is incorporated herein by this reference.

(3) These documents were filed as Exhibits 4.10, 4.14, 4.15, 4.16, 4.17,4.18, 4.19, 4.20, 10.6, 10.8, 10.9, 10.10 and 10.13,
                  respectively, to the registrant's Pre-Effective Amendment No. 1 to registrant's Registration Statement on Form S-1 (Registration No. 33-63721) filed on March 29, 1996, which is incorporated herein by this reference.

(4) These documents were filed as Exhibits 4.21, 4.22, 10.14, and 10.15, respectively, to registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1996, which is incorporated herein by this reference.

(5) These documents were filed as Exhibits 10.24 and 10.35 respectively, to registrant's Registration Statement on Form S-2 (Registration NO. 33-23416), which is incorporated herein by this reference.

(6) This document was filed as Exhibit A to registrant's Proxy Statement, filed on August 31, 1995, which is incorporated herein by this reference.

(7) This document was filed as Exhibit 10.49 to registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1994, which is incorporated herein by this reference.

(8) This document was filed as Exhibit B to registrant's Proxy Statement, filed on August 31, 1995, which is incorporated herein by this reference.



                  (C)               Reports on Form 8-K:
                                    The Company filed no reports on Form 8-K during the quarter ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AMERICAN SHARED HOSPITAL SERVICES
                                              (Registrant)

March 27, 1998                      By: /s/ Ernest A. Bates
                                        -----------------------------
                                    Ernest A. Bates
                                    Chairman and Chief
                                    Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                                        Title                                   Date
---------                                        -----                                   ----

/s/ Ernest A. Bates                             Chief Executive Officer                  March 27, 1998
--------------------------------------          and Chairman of the Board
Ernest A. Bates

/s/ Willie R. Barnes                            Director and Secretary                   March 27, 1998
--------------------------------------
Willie R.  Barnes

 /s/ Mathew Hills                               Director                                 March 27, 1998
--------------------------------------
Matthew Hills

/s/ John F. Ruffle                              Director                                 March 27, 1998
--------------------------------------
John F. Ruffle

/s/ Stanley S. Trotman, Jr.                     Director                                 March 27, 1998
--------------------------------------
Stanley S. Trotman, Jr.

 /s/ Augustus A. White, III                     Director                                 March 27, 1998
--------------------------------------
Augustus A. White, III,

/s/ Charles B. Wilson                           Director                                 March 27, 1998
--------------------------------------
Charles B. Wilson

/s/ Craig K. Tagawa         .                   Chief Financial                          March 27, 1998
--------------------------------------          Officer (Principal
Craig K. Tagawa                                 Accounting Officer)

                        CONSOLIDATED FINANCIAL STATEMENTS

                        AMERICAN SHARED HOSPITAL SERVICES

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                        American Shared Hospital Services

                        Consolidated Financial Statements


                  Years ended December 31, 1997, 1996 and 1995




                                    CONTENTS

Report of Independent Auditors.................................................1

Audited Consolidated Financial Statements

Consolidated Balance Sheets....................................................2
Consolidated Statements of Operations..........................................4
Consolidated Statements of Stockholders' Equity (Net Capital Deficiency).......5
Consolidated Statements of Cash Flows..........................................6
Notes to Consolidated Financial Statements.....................................8

                         Report of Independent Auditors

The Board of Directors and Stockholders
American Shared Hospital Services

We have audited the accompanying consolidated balance sheets of American Shared Hospital Services as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Shared Hospital Services at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that American Shared Hospital Services will continue as a going concern. As more fully described in Note 1, the Company incurred operating losses in 1996 and 1995 and has a significant working capital deficiency and a net capital deficiency at December 31, 1997. In addition, the Company does not have sufficient cash resources to meet debt obligations maturing in 1998. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1, including a discussion of the proposed sale of certain significant assets subsequent to December 31, 1997. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 3 to the financial statements, in 1995, the Company adopted Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".

Walnut Creek, California
February 27, 1998,
except for Note 14, as to which the date is March 12, 1998

                              American Shared Hospital Services

                                 Consolidated Balance Sheets


                                                                        DECEMBER 31
                                                             --------------------------------
                                                                   1997                1996
                                                             ------------        ------------
ASSETS
Current assets:
  Cash and cash equivalents                                  $     17,000        $    368,000
  Restricted cash                                                 651,000             218,000
  Receivables, less allowance for uncollectible
    accounts of $1,302,000 ($1,240,000 in 1996):
      Trade accounts receivable                                 6,658,000           6,341,000
      Other                                                       472,000             207,000
                                                             ------------        ------------
                                                                7,130,000           6,548,000
  Prepaid expenses, inventories and other current
    assets                                                        708,000             698,000
                                                             ------------        ------------
Total current assets                                            8,506,000           7,832,000

Property and equipment:
  Land, buildings and improvements                              1,572,000           1,226,000
  Medical, transportation, office and leased equipment         12,202,000           9,880,000
  Capitalized leased medical and transportation
    equipment                                                  26,410,000          29,318,000
  Deposits and construction in progress                         1,901,000           1,530,000
                                                             ------------        ------------
                                                               42,085,000          41,954,000
  Accumulated depreciation and amortization                   (21,983,000)        (18,523,000)
                                                             ------------        ------------
Net property and equipment                                     20,102,000          23,431,000

Other assets                                                      563,000             468,000
Intangible assets, less accumulated amortization of
  $1,529,000 ($1,330,000 in 1996)                               1,038,000           1,238,000
                                                             ------------        ------------

Total assets                                                 $ 30,209,000        $ 32,969,000
                                                             ============        ============

                        American Shared Hospital Services

                                                                       DECEMBER 31
                                                             --------------------------------
                                                                  1997                1996
                                                             ------------        ------------
LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL
  DEFICIENCY)
Current liabilities:
   Accounts payable                                          $  3,693,000        $  3,705,000
   Accrued interest                                                32,000              50,000
   Employee compensation and benefits                           1,050,000             944,000
   Other accrued liabilities                                      841,000             839,000
   Current portion of long-term debt                            4,784,000           6,816,000
   Current portion of obligations under capital leases          6,145,000           6,366,000
                                                             ------------        ------------
Total current liabilities                                      16,545,000          18,720,000

Long-term debt, less current portion                           11,936,000           7,690,000
Obligations under capital leases, less current portion          9,633,000          16,245,000
Deferred gain on early lease termination                          296,000                --
Deferred income taxes                                             164,000             164,000
Minority interest                                                 588,000             625,000

Stockholders' equity (net capital deficiency):
 Common stock, without par value:
    Authorized shares - 10,000,000
    Issued and outstanding shares - 4,769,000 in 1997
      and 1996                                                 11,089,000          11,089,000
  Common stock options issued to officer                        2,414,000           2,414,000
  Additional paid-in capital                                      930,000             930,000
  Accumulated deficit                                         (23,386,000)        (24,908,000)
                                                             ------------        ------------
Total stockholders' equity (net capital deficiency)            (8,953,000)        (10,475,000)
                                                             ------------        ------------
Total liabilities and stockholders' equity (net
  capital deficiency)                                        $ 30,209,000        $ 32,969,000
                                                             ============        ============



See accompanying notes.

                        American Shared Hospital Services

                      Consolidated Statements of Operations


                                                                         YEAR ENDED DECEMBER 31
                                                          ----------------------------------------------------
                                                               1997                1996                1995
                                                          ------------        ------------        ------------
Revenues:
  Medical services                                        $ 37,172,000        $ 36,989,000        $ 34,077,000

Costs and expenses:
  Costs of operations:
    Medical services payroll                                 7,533,000           7,312,000           6,984,000
    Maintenance and supplies                                 5,959,000           6,698,000           6,766,000
    Depreciation                                             6,398,000           6,631,000           8,302,000
    Write-down of equipment                                       --                  --             3,825,000
    Equipment rental                                         2,686,000           3,449,000           2,808,000
    Other                                                    4,468,000           3,981,000           3,990,000
  Selling and administrative                                 5,901,000           5,309,000           8,432,000
  Interest                                                   3,671,000           4,199,000           5,310,000
  Write-down of intangible assets                                 --                  --               600,000
                                                          ------------        ------------        ------------
 Total costs and expenses                                   36,616,000          37,579,000          47,017,000
                                                          ------------        ------------        ------------
                                                               556,000            (590,000)        (12,940,000)

Gain on sale of assets and early
  termination of capital leases due to                         821,000               3,000             226,000
  casualty loss
Interest and other income                                      155,000             227,000             258,000
                                                          ------------        ------------        ------------
Income (loss) before income taxes and
  extraordinary item                                         1,532,000            (360,000)        (12,456,000)
Income tax expense (benefit)                                    10,000              (7,000)              3,000
                                                          ------------        ------------        ------------
Income (loss) before extraordinary item                      1,522,000            (353,000)        (12,459,000)

Extraordinary item--gain on early
  extinguishment of debt (net of income                           --                  --            19,803,000
  tax expense of $0)
                                                          ------------        ------------        ------------
Net income (loss)                                         $  1,522,000        $   (353,000)       $  7,344,000
                                                          ============        ============        ============

Earnings (loss) per common share:
  Income (loss) before extraordinary item                 $       0.32        $      (0.08)       $      (2.96)
  Extraordinary item                                      $       0.00        $       0.00        $       4.71
                                                          ------------        ------------        ------------
Net income (loss) per common share                        $       0.32        $      (0.08)       $       1.75
                                                          ============        ============        ============

Earnings (loss) per common share assuming dilution:
  Income (loss) before extraordinary item                 $       0.24        $      (0.08)       $      (2.96)
  Extraordinary item                                      $       0.00        $       0.00        $       4.71
                                                          ------------        ------------        ------------
Net income (loss) per common share assuming  dilution     $       0.24        $      (0.08)       $       1.75
                                                          ============        ============        ============


See accompanying notes.

                        American Shared Hospital Services

    Consolidated Statements of Stockholders' Equity (Net Capital Deficiency)


                                                               COMMON
                                                            STOCK OPTIONS  ADDITIONAL
                                    COMMON     COMMON        ISSUED TO      PAID-IN     ACCUMULATED
                                    SHARES      STOCK          OFFICER      CAPITAL       DEFICIT          TOTAL
                                    --------- ------------   ------------  ----------  ------------     ------------

Balances at December 31, 1995       4,244,000 $ 10,635,000   $  2,414,000  $  930,000  $(24,555,000)    $(10,576,000)

  Exercise of warrants
    to purchase 225,000
    shares of common                  225,000        2,000           --          --            --              2,000
    stock
  Issuance of common
    stock to noteholders              287,000      430,000           --          --            --            430,000
  Issuance of common
    stock to Board                     13,000       22,000           --          --            --             22,000
    members
  Net loss                               --           --             --          --        (353,000)        (353,000)
                                    --------- ------------   ------------  ----------  ------------     ------------
Balances at December 31, 1996       4,769,000   11,089,000      2,414,000     930,000   (24,908,000)     (10,475,000)
  Net income                             --           --             --          --       1,522,000        1,522,000
                                    --------- ------------   ------------  ----------  ------------     ------------
Balances at December 31, 1997       4,769,000 $ 11,089,000   $  2,414,000  $  930,000  $(23,386,000)    $ (8,953,000)
                                    ========= ============   ============  ==========  ============     ============


See accompanying notes.

                        American Shared Hospital Services

                      Consolidated Statements of Cash Flows


                                                                     YEAR ENDED DECEMBER 31
                                                       --------------------------------------------------
                                                            1997               1996                1995
                                                       -----------        -----------        ------------
OPERATING ACTIVITIES
Net income (loss)                                      $ 1,522,000        $  (353,000)       $  7,344,000
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Extraordinary gain, after income taxes                    --                 --           (19,803,000)
    Gain on sale of assets                                (270,000)            (3,000)            (23,000)
    Gain on early termination of capital leases           (551,000)              --              (203,000)
    Depreciation                                         6,752,000          6,978,000           8,818,000
    Write-down of equipment                                   --                 --             3,825,000
    Write-down of intangible assets                           --                 --               600,000
    Compensation expense related to stock grants              --                 --             2,679,000
    Changes in operating assets and liabilities:
       (Increase) decrease in restricted cash             (433,000)           275,000           2,390,000
       (Increase) decrease in receivables                 (582,000)           (95,000)            264,000
       (Increase) decrease in prepaid
        expenses, inventories and other assets             (10,000)           493,000            (287,000)
      Increase (decrease) in accounts payable
        and accrued liabilities                            843,000          1,563,000            (674,000)
                                                       -----------        -----------        ------------
Net cash provided by operating activities                7,271,000          8,858,000           4,930,000

INVESTING ACTIVITIES
Deposits made to purchase Gamma Knives                        --             (500,000)         (1,000,000)
Proceeds from sale and disposition of equipment            331,000             70,000             157,000
(Decrease) increase in minority interest                   (37,000)           442,000             129,000
Payment for purchase of property and equipment            (349,000)          (293,000)           (226,000)
Distributions received from partnerships                      --               15,000              55,000
Other                                                     (168,000)           (84,000)            210,000
                                                       -----------        -----------        ------------
Net cash used in investing activities                     (223,000)          (350,000)           (675,000)

FINANCING ACTIVITIES
Principal payments on long-term debt and
  obligations under capital leases                      (8,962,000)        (8,226,000)         (8,612,000)
Payment for exercise of warrants                              --                2,000                --
Net proceeds (payments) from revolving line of           1,563,000             (8,000)         (1,000,000)
   credit
Proceeds from loan agreement                                  --                 --             7,000,000
Note payable from related party                               --                 --             1,300,000
Payment for repurchase of senior subordinated                 --             (360,000)         (3,893,000)
  notes
Other                                                         --                 --               177,000
                                                       -----------        -----------        ------------
Net cash used in financing activities                   (7,399,000)        (8,592,000)         (5,028,000)
                                                       -----------        -----------        ------------
Net decrease in cash and cash equivalents                 (351,000)           (84,000)           (773,000)
Cash and cash equivalents at beginning of year             368,000            452,000           1,225,000
                                                       ===========        ===========        ============
Cash and cash equivalents at end of year               $    17,000        $   368,000        $    452,000
                                                       ===========        ===========        ============

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid                                          $ 3,689,000        $ 4,320,000        $  3,625,000
                                                       ===========        ===========        ============
Income taxes paid                                      $    29,000        $    31,000        $     82,000
                                                       ===========        ===========        ============

                        American Shared Hospital Services

                                                                 YEAR ENDED DECEMBER 31
                                                     --------------------------------------------------
                                                         1997               1996                1995
                                                     -----------        -----------        ------------

SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES

Acquisition of equipment with lease/debt             $ 3,999,000        $ 9,996,000        $  1,342,000
  financing
(Decrease) increase in medical and capitalized
  lease equipment due to lease restructuring          (1,137,000)        (1,461,000)           (480,000)
(Decrease) increase in capitalized lease
  obligations due to lease restructuring              (2,036,000)        (1,461,000)           (480,000)
Accrued interest payable not paid as part of
  Senior Subordinated Notes Repurchase                      --               17,000           8,853,000
Stock and warrants issued to noteholders as
  part of Senior Subordinated Notes Repurchase              --              430,000           1,836,000
Noncash portion of Senior Subordinated Notes                --              413,000          13,801,000
  redemption
Note receivable from officer added to basis of
  acquired asset                                            --              248,000                --
Accounts payable converted to notes                      817,000          1,971,000                --


See accompanying notes.

                        American Shared Hospital Services

                   Notes to Consolidated Financial Statements

                                December 31, 1997


1. BUSINESS AND BASIS OF PRESENTATION

BUSINESS

American Shared Hospital Services (the "Company") provides shared diagnostic imaging services to health care providers located in approximately 22 states in various geographic regions of the United States. The four diagnostic imaging services provided by the Company are Magnetic Resonance Imaging, Computed Axial Tomography Scanning, Ultrasound, and Nuclear Medicine. In addition, the Company provides Gamma Knife units to three medical centers. The Company also provides Cardiac Catheterization Laboratory and Respiratory Therapy services.

In June 1995, African American Church Health and Economic Services, Inc. ("ACHES") and ACHES Insurance Services, Inc. ("AIS") were incorporated. AIS is a wholly owned subsidiary of ACHES. AIS is an insurance agency qualified to sell life, health, and disability insurance in the states of California and New York. ACHES through AIS sells life, health and disability insurance primarily to the African-American Community.

On October 17, 1995, the Company (through American Shared Radiosurgery Services ("ASRS")) and Elekta AB, the manufacturer of the Gamma Knife (through its wholly owned United States subsidiary GKV Investments, Inc. ("GKV")), entered into an operating agreement which formed GK Financing, LLC ("GKF"). GKF provides alternative financing of Elekta Gamma Knife units in the United States and Brazil. GKF is the preferred provider for Elekta AB of financing arrangements, such as fee-for-service lease arrangements with health care institutions in the United States and Brazil.

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, CuraCare, Inc. ("CuraCare"), MMRI, Inc., European Shared Medical Services Ltd., and its majority-owned subsidiary, GK Financing, LLC.

All significant intercompany accounts and transactions have been eliminated in consolidation.

                        American Shared Hospital Services

1. BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

BUSINESS (CONTINUED)

The Company faces severe competition from other providers of diagnostic imaging services, some of which have greater financial resources than the Company, and from equipment manufacturers, hospitals, imaging centers and physician groups owning in-house diagnostic units. Significant competitive factors in the diagnostic services market include equipment price and availability, performance quality, ability to upgrade equipment performance and software, service and reliability. The Company's current financial problems may adversely affect its ability to obtain and retain certain profitable customer contracts, and its current high debt burden may affect its ability to offer technologically advanced equipment in the future. Due to the Company's financial condition, the two stock exchanges which list the Company's stock are continuing to monitor the Company's financial condition to determine whether the Company's common shares will remain listed. The Company is currently negotiating the sale of a significant amount of its operating assets. (See Note 14 -- Subsequent Event.)

The Company leases substantially all of its medical equipment from one primary provider.

BASIS OF PRESENTATION

The Company has reported net income of $1,522,000 in 1997, and net losses before extraordinary items of $353,000, and $12,459,000 in 1996 and 1995, respectively. At December 31, 1997, the Company has a working capital deficiency of $8,039,000 and a net capital deficiency of $8,953,000. In addition, the Company will not have sufficient cash resources to repay its debt obligations at maturity and will be required to seek new financing. There can be no assurance that such financing will be available or that the terms of any such financing will be acceptable to the Company.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

                        American Shared Hospital Services

1. BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

BASIS OF PRESENTATION (CONTINUED)

Management's plans with regard to these operating issues include the following: continue to implement its program of expense reductions; identify and sell non-essential assets; negotiate favorable concessions from major creditors and enhance revenues by increasing customer contracts and equipment utilization. It is uncertain as to whether these events will occur, and if they do, the extent to which they will address the Company's operating issues. The Company is currently negotiating the sale of a significant amount of its operating assets. (See Note 14 - Subsequent Event.)


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

RESTRICTED CASH

Restricted cash represents cash limited as to use by a contractual arrangement. Restricted cash at December 31, 1997 and 1996 reflects cash that may only be used for the operations of GK Financing, LLC.

                        American Shared Hospital Services

2. ACCOUNTING POLICIES (CONTINUED)

REVENUES AND ACCOUNTS RECEIVABLE

Revenue is recognized on a fee-for-service or contingent rental basis when the service is delivered. Trade accounts receivable are principally from hospitals and other health care providers located throughout the U.S., with no one customer providing a significant percent of revenues. The Company performs credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts at a level which management believes is sufficient to cover potential credit losses. A substantial portion of the Company's receivables collateralize its credit facilities (see Note 6).

ACCOUNTING FOR MAJORITY-OWNED SUBSIDIARY

The Company accounts for GK Financing, LLC, as a consolidated entity due to its 81% majority-equity interest. The minority interest's 19% share of earnings
(loss) is netted against "Interest and Other Income" in the consolidated statements of operations.

INVENTORIES

Inventories, which consist of minor medical equipment and supplies used in the Company's business, are valued at the lower of cost or market, using a valuation method which approximates FIFO (first-in, first-out).

PROPERTY AND EQUIPMENT

In 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (see Note 3). As a result of such adoption, property and equipment are stated at cost, or the estimated fair value as determined by third parties, if less.

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

                        American Shared Hospital Services

2. ACCOUNTING POLICIES (CONTINUED)

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

EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS 128 requirements.

Basic earnings per share has been computed based on the weighted-average number of common shares outstanding. The Company incurred a net loss for 1996 and 1995, therefore, the incremental shares that arise as a result of the stock options and warrants outstanding are anti-dilutive as they reduce the loss per share.

                        American Shared Hospital Services

2. ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE (CONTINUED)

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                         1997             1996                 1995
                                                   --------------   --------------       --------------
Numerator:
   Net income (loss) before extraordinary
      item                                         $    1,522,000   $     (353,000)      $  (12,459,000)
   Extraordinary item                                        --               --             19,803,000
                                                   --------------   --------------       --------------
Numerator for basic and diluted earnings
   (loss) per share                                $    1,522,000   $     (353,000)      $    7,344,000
                                                   ==============   ==============       ==============

Denominator:
   Denominator for basic earnings (loss) per
      share - weighted-average shares                   4,769,000        4,498,000            4,201,000
   Effect of dilutive securities
      Employee stock options                            1,574,000             --                   --
                                                   --------------   --------------       --------------
Denominator for diluted earnings (loss) per
   share - adjusted weighted-average shares             6,343,000        4,498,000            4,201,000
                                                   ==============   ==============       ==============

Basic earnings per share:
   Income before extraordinary item                $         0.32   $        (0.08)      $        (2.97)
   Extraordinary item                                        --               --                   4.71
                                                   --------------   --------------       --------------
Net income                                         $         0.32   $        (0.08)      $         1.75
                                                   ==============   ==============       ==============

Diluted earnings per share:
   Income before extraordinary item                $         0.24   $        (0.08)      $        (2.97)
   Extraordinary item                                        --               --                   4.71
                                                   --------------   --------------       --------------
Net income                                         $         0.24   $        (0.08)      $         1.75
                                                   ==============   ==============       ==============

                        American Shared Hospital Services

2. ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements and is effective for fiscal years beginning after December 15, 1997. The Company believes that adoption of SFAS 130 will not have a material impact on the Company's consolidated financial statements.

SEGMENT INFORMATION

In June 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 will change the way companies report selected segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to stockholders. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company believes that the application of the new rules will not have a material impact on the Company's consolidated financial statements.

                        American Shared Hospital Services

2. ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The fair value of all other financial instruments approximate its recorded values.

RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform to the current year presentation.


3. ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF"

In connection with the adoption of statement of Financial Accounting Standards No. 121 ("SFAS 121"), during the second quarter of 1995, management reviewed the recoverability of the carrying value of long-lived assets, primarily fixed assets, goodwill and deferred costs based on the life of the assets. The Company initiated its review of potential loss impairment due to the continuing changes in the health care environment, which have put downward pressure on customer and equipment pricing. These changes have resulted in recent operating results and revised future forecasted operating results for certain assets being less than previously planned. This situation led to the conclusion that there was a potential impairment in the recorded value of fixed assets, goodwill and deferred costs. Management's estimate of future undiscounted cash flows over the useful life of certain assets was determined to be less than their recorded values, indicating impairment of these assets under the provisions of SFAS 121. An impairment loss of $4,425,000 was recorded as of the second quarter of 1995 based on the differences between the fair value, as determined by third parties, and the recorded values of certain assets. The impairment loss is comprised of write-downs of equipment of $3,825,000 (primarily MRI, CT, nuclear medicine, and deferred assets), and a write-down of goodwill of $600,000.

No such impairment loss adjustment was required in 1997 or 1996.

                        American Shared Hospital Services

4. OTHER ASSETS

Other assets consist of the following:

                                                                December 31
                                                           1997          1996
                                                        -----------   -----------

Capitalized regulatory licensing fees                   $  110,000    $   90,000
Prepaid commissions                                        114,000       114,000
Purchased software, less accumulated amortization of
$424,000 and $417,000 in 1997 and 1996, respectively        50,000        51,000
Investment in partnerships                                       -        33,000
Other assets                                               289,000       180,000
                                                        -----------   -----------
                                                        $  563,000    $  468,000
                                                        ===========   ===========


5. SENIOR SUBORDINATED NOTES

During 1996 and 1995, the Company repurchased certain of its Senior Subordinated Notes resulting in extraordinary gains of $0 and $19,803,000, respectively.

The extraordinary gain in 1995 was the result of a debt restructuring agreement with four holders of $17,694,000 face value of its Senior Subordinated Notes. On May 17, 1995, these Senior Subordinated Noteholders ("ex-Noteholders") received approximately $3,900,000 in cash, plus 819,000 shares of common stock and warrants for an additional 216,000 shares of common stock. As a result of the additional options awarded to an officer of the Company, the ex-Noteholders were granted 374,000 additional common shares and 98,000 additional warrants to purchase common shares, to maintain their ownership interest at approximately 25% of the then fully diluted common shares. The warrants are immediately exercisable at $0.75 per share. The remaining Senior Subordinated Noteholders held $773,000 of the notes as of December 31, 1995. In addition, the debt covenants were amended which thereby cured the events of default on the Senior Subordinated Notes.

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

                        American Shared Hospital Services

5. SENIOR SUBORDINATED NOTES (CONTINUED)

The following table summarizes the early extinguishment of debt during 1996 and 1995, as follows:

                                                      1996                1995
                                                ------------        ------------

Principal amount of Notes repurchased           $    413,000        $ 17,694,000
Accrued interest related to the Notes                 17,000           8,853,000
Unamortized debt issuance costs                         --              (525,000)
Stock and warrants issued to note holders           (430,000)         (1,836,000)
Estimated tax liability                                 --                  --
Closing costs                                           --              (490,000)
                                                ------------        ------------
                                                        --            23,696,000
Payment for repurchase                                  --            (3,893,000)
                                                ------------        ------------
Extraordinary gain                              $       --          $ 19,803,000
                                                ============        ============

6. LONG-TERM DEBT

Long-term debt consists of the following:

                                                                            DECEMBER 31
                                                                        1997             1996
                                                                    ----------       ----------
Notes Issued in Conjunction with Lease Restructuring
----------------------------------------------------
Promissory note payable to primary provider of medical
  equipment bearing interest at 5% (effective February 1996)
  and 4% during 1995, payable in 86 monthly installments
  maturing in February 2002, secured by the Company's
  accounts receivable and certain medical equipment                 $1,505,000       $1,823,000
Promissory note payable to primary provider of medical
  equipment bearing interest at 10.75%, payable in 60
  monthly installments with the remaining balance due in
  January 2002                                                       1,341,000        1,632,000

Promissory note payable to primary provider of medical
  equipment bearing interest at 10.5%, payable in 60 monthly
  installments maturing in February 2000                               248,000          353,000
Promissory note payable to primary provider of medical
  equipment bearing interest at 10.75%, payable in 36 monthly
  installments with the remaining balance due in January 2000          104,000          147,000

                        American Shared Hospital Services

6. LONG-TERM DEBT (CONTINUED)

                                                                              DECEMBER 31
                                                                        1997                1996
                                                                    ------------        ------------
Borrowings for Repurchase of Senior Subordinated Notes
------------------------------------------------------
Borrowings under $5.5 million Revolving Line of Credit
  bearing interest at prime rate plus 3.75% (12.25% at
  December 31, 1997) for repurchase of Senior Subordinated
  Notes maturing in May 1999                                        $  5,438,000        $  3,875,000

Borrowings under Term Loan for repurchase of Senior
  Subordinated Notes bearing interest at 15%, payable in 48
  monthly installments maturing in June 1999                           1,066,000           1,764,000
Gamma Knife loan payable to primary provider of medical
  equipment bearing interest at 10.5%, payable in 40
  monthly installments maturing in September 1998                        346,000             768,000

Other Notes and Borrowings
--------------------------
Gamma Knife loan payable to primary provider of medical
  equipment bearing interest at 10.5%, payable in 60
  monthly installments maturing in July 1999 (Note 13)                 1,128,000           1,752,000
Promissory note payable, bearing interest at prime rate
  plus 2% (10.25% at December 31, 1996) due in October 1998
  (Note 13)                                                              550,000           1,300,000
Borrowings under term loan bearing interest at 10.6%, payable
  in 84 monthly installments maturing in September 2004                2,271,000                --
Installment notes payable in monthly installments through
March 2003, bearing interest at 9.9% to 22%, secured by
  certain medical equipment                                              985,000             983,000
Promissory note payable, bearing interest at 11.25%,
  payable in 25 monthly installments maturing in July 1997                  --               109,000
Promissory note payable, bearing interest at 10.6%, payable
  in 30 monthly installments maturing in March 2000                      738,000                --
Borrowings for Gamma Knife deposits under promissory note,
  bearing interest at prime rate plus 2% (10.5% at
  December 31, 1997) payable when Gamma Knife units
  commence operation
                                                                       1,000,000                --
                                                                    ------------        ------------
                                                                      16,720,000          14,506,000
Less current portion                                                  (4,784,000)         (6,816,000)
                                                                    ------------        ------------
                                                                    $ 11,936,000        $  7,690,000
                                                                    ============        ============

                        American Shared Hospital Services

6. LONG-TERM DEBT (CONTINUED)

Annual contracted maturities under the initial terms of long-term debt for the five years after December 31, 1997 are as follows: $4,784,000 in 1998, $8,136,000 in 1999, $1,325,000 in 2000, $1,181,000 in 2001, $519,000 in 2002 and
$775,000 thereafter.

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

Notes Issued in Conjunction with Lease Restructuring

The Company converted $481,000 of unpaid use taxes into a note payable to its primary provider of medical equipment. The note bears interest at 10.5% payable in 60 monthly payments beginning February 1, 1995.

On December 23, 1996, the Company also converted past due service payments into a $1,632,000 promissory note with its primary provider of medical equipment. The note matures in January 2002 and bears interest at an annual rate of 10.75%. The note is unsecured.

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

                        American Shared Hospital Services

6. LONG-TERM DEBT (CONTINUED)

Borrowings for Repurchase of Senior Subordinated Notes

The repurchase of Senior Subordinated Notes (the "Notes Repurchase") was completed with the proceeds of three new credit facilities: a new revolving line of credit (the "Revolver"), a term loan, and a Gamma Knife Loan. Under the Revolver, the Company has available up to $5,500,000 according to a formula based on eligible accounts receivable. The Revolver provides for interest payments only (computed at the Bank of America prime rate plus 3.75%, 12.25% at December 31, 1997) until maturity on May 31, 1999, when all amounts are due and payable. The initial proceeds of $3,000,000 drawn under the Revolver were used primarily to fund the cash consideration in the Notes Repurchase. At December 31, 1997, the Company had drawn $5,438,000 under the Revolver and, based on eligible accounts receivable, had an additional $62,000 available under the facility. Under the terms of the agreement, the Company's cash receipts are processed through bank accounts controlled by the lender and the lender has a first priority lien on all of the Company's accounts receivable, certain equipment, inventory and general intangibles. The Revolver is personally guaranteed by an officer of the Company.

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

The Company also entered into a $1,500,000 loan at an interest rate of 10.5% (the "Gamma Knife Loan"). The proceeds of the Gamma Knife Loan were used to refinance the Company's first Gamma Knife, to fund in part the Notes Repurchase, and to provide working capital. The Gamma Knife Loan is collateralized with a first priority security interest in one of the Gamma Knife units owned by the Company. The payments on this loan were restructured from $90,431 per month to $40,203 per month effective September 17, 1995, and to extend the loan term to September 17, 1998, to match renegotiated terms of the underlying customer contract.

                        American Shared Hospital Services

7. INCOME TAXES

Significant components of the Company's deferred tax liabilities and assets as of December 31, 1997 and 1996 are as follows:

                                                       1997               1996
                                                  -----------        -----------
Deferred tax liabilities:
  Other - net                                     $  (164,000)       $  (164,000)
                                                  -----------        -----------
Total deferred tax liabilities                       (164,000)          (164,000)

Deferred tax assets:
  Net operating loss carryforwards                  5,300,000          5,700,000
  Fixed assets                                      2,200,000          3,100,000
  Other - net                                         500,000            800,000
                                                  -----------        -----------
Net deferred tax assets                             8,000,000          9,600,000
Valuation allowance for deferred tax assets         8,000,000          9,600,000
                                                  -----------        -----------
Total deferred tax assets                                --                 --
                                                  -----------        -----------
Net deferred tax liabilities                      $  (164,000)       $  (164,000)
                                                  ===========        ===========

The decrease in the valuation allowance during 1997 was $1,600,000.

The components of the provision (benefit) for income taxes consist of the following:

                                            Liability Method
                            --------------------------------------------------
                                    1997               1996               1995
                            ------------       ------------       ------------
Current:
Federal                     $        --        $        --        $        --
State                             10,000             (7,000)             3,000

Deferred (reduction):
Federal                              --                 --                 --
State                                --                 --                 --
                            ------------       ------------       ------------
                            $     10,000       $     (7,000)      $      3,000
                            ============       ============       ============


The amounts relate to state income taxes, miscellaneous payments and refunds of federal and state income taxes and adjustments of amounts paid and accrued in prior years.

                        American Shared Hospital Services

7. INCOME TAXES (CONTINUED)

The provision (benefit) for income taxes as included in the consolidated financial statements is as follows:

                                                     1997          1996           1995
                                                 ---------      ---------     ---------
Income (loss) before extraordinary gain          $  10,000      $  (7,000)    $   3,000
Extraordinary gain                                       -              -             -
                                                 ---------      ---------     ---------
                                                 $  10,000      $  (7,000)    $   3,000
                                                 =========      =========     =========


The provision (benefit) for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (35% in 1997, 1996 and 1995) to income (loss) before taxes as follows:


                                                               1997             1996               1995
                                                           -----------        ---------        -----------
Computed expected tax, including tax on
extraordinary gain                                         $   536,000        $(126,000)       $ 2,570,000
Change in valuation allowance                               (1,600,000)        (300,000)        (2,660,000)
State income taxes (benefit), net of federal benefit            10,000           (7,000)             3,000
Reduction in carryovers and tax attributes                     984,000          323,000                 --
Other                                                           80,000          103,000             90,000
                                                           -----------        ---------        -----------
                                                           $    10,000        $  (7,000)       $     3,000
                                                           ===========        =========        ===========



At December 31, 1997, the Company has a net operating loss carryforward for federal income tax return purposes of approximately $13,000,000 which expires between 1999 and 2011. A substantial part of this carryforward is subject to separate return limitations. The company has state carryforwards of varying amounts. The Company's ability to utilize its net operating loss carryforwards and other deferred tax assets may be limited in the event of a 50% or more ownership change within any three-year period. Approximately $16,000,000 of net operating loss carryforwards were used to offset the gain on early extinguishment of the Senior Subordinated Notes in May 1995. (See Note 6 - Long-Term Debt.)

                        American Shared Hospital Services

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

1995 Stock Option Plan

The Company's 1995 Stock Option Plan, providing for nonqualified stock options and "incentive stock options," was approved by the Company's Board of Directors on August 15, 1995, subject to shareholder approval, which was given on October 6, 1995. Under the 1995 Plan, 330,000 common shares are reserved for awards to officers and other key employees, non-employee directors, and advisors. Provisions of the 1995 Stock Option Plan include an automatic grant to each non-employee director of up to 4,000 shares annually on the date of the Company's Annual Shareholder Meeting, at an exercise price equal to the market price of the Company's common shares on that date, until the non-employee director has options for a total of 12,000 shares of the Company's common stock in all Company plans. Directors who are appointed or elected to the Company's Board of Directors on a date other than that of the Annual Shareholder Meeting receive a pro-rata grant of such shares, at an exercise price equal to the market price of the Company's common shares on the date of grant. Grants of options for 19,000 shares were made pursuant to this provision during 1995.

                        American Shared Hospital Services

8. STOCKHOLDERS' EQUITY (CONTINUED)

1995 Stock Option Plan (continued)

Changes in options outstanding under the 1984 and 1995 Stock Option Plans from January 1, 1995 to December 31, 1997 are as follows:


                                         NUMBER          PRICE       WEIGHTED AVERAGE
                                       OF SHARES       PER SHARE      EXERCISE PRICE
                                     -------------------------------------------------

Balance at January 1, 1995                256,000      $1.375-$7.50          --
   Granted                                256,000         $1.625             --
   Exercised                                   --           --               --
   Forfeited                              (92,000)    $3.00 - $7.125         --
                                     ---------------
Balance at December 31, 1995              420,000      $1.375-$1.625         --
   Granted                                 19,000                        $1.634
   Forfeited                              (22,000)                       $1.625
                                     ---------------
Balance at December 31, 1996              417,000                        $1.625
   Granted                                 14,000                        $1.688
   Exercised                                   --                            --
   Forfeited                               (2,000)                       $1.596
                                     ---------------
Balance at December 31, 1997              429,000                        $1.627
                                     ===============

At December 31, 1997, 43,000 options were available for grant and 7,000 shares were reserved for future issuance under the 1995 Plan.

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

                        American Shared Hospital Services

8. STOCKHOLDERS' EQUITY (CONTINUED)

Shares and Options Issued to Officer (continued)

In addition, on August 15, 1995, the officer was granted a ten-year, immediately exercisable option to purchase 1,495,000 common shares for an exercise price of $.01 per share for which the Company has recorded compensation expense of $2,414,000. These options were granted to the officer as final consideration for personal guarantees of the new credit facilities and for continued employment with the Company.

The following table summarizes information about all options outstanding at December 31, 1997:

                                OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                     ------------------------------------------- ----------------------------
                                        WEIGHTED
                                         AVERAGE       WEIGHTED                      WEIGHTED
                                        REMAINING      AVERAGE                       AVERAGE
       RANGE OF          NUMBER        CONTRACTUAL     EXERCISE       NUMBER        EXERCISE
   EXERCISE PRICES    OUTSTANDING     LIFE (YEARS)      PRICE      EXERCISABLE       PRICE
   ----------------- --------------- ---------------- ----------- --------------- -----------
   $             .01     1,495,000           7.80       $    0.1      1,495,000      $    .01
      1.625 - 1.6875       470,600           6.27          1.627        406,316         1.627
   ----------------- --------------- ---------------- ----------- --------------- -----------
   $     .01 -1.6875     1,965,600           7.46        $ 0.372      1,901,316       $ 0.355
   ================= =============== ================ =========== =============== ===========

At December 31, 1997 and 1996, 1,890,000 and 1,873,000 options, respectively, were vested and exercisable.

                        American Shared Hospital Services

8. STOCKHOLDERS' EQUITY (CONTINUED)

Pro Forma Information related to Option Grants

Pro forma information regarding net income and earnings per share is required by SFAS 123 for awards granted after December 31, 1995, as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value of the Company's stock-based awards to employees was estimated using a Black-Scholes option pricing model. The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of the Company's option grants under the 1984 and 1996 Plans was estimated assuming no expected dividends and the following weighted-average assumptions:

                                        1997              1996
                                  ------------------------------------

Expected life (years)                    9.5                9.5
Expected volatility                     93.8%              99.3%
Risk-free interest rate                  6.3%               7.9%

The weighted-average fair value of options granted during 1997 was $1.50. For pro forma purposes, the estimated fair value of the Company's options is amortized over the options' vesting period. The Company's pro forma information follows:

                                                       1997            1996
                                                 -------------     -----------

           Net income (loss)  As reported        $   1,522,000     $  (353,000)
                              Pro forma              1,458,000        (387,000)

           Net income (loss)
              per share       As reported                  .24           (0.08)
                              Pro forma                    .23           (0.06)

Because SFAS 123 is applicable only to awards granted subsequent to December 31, 1995, its pro forma effect will not be fully reflected until approximately 1999.

                        American Shared Hospital Services

8. STOCKHOLDERS' EQUITY (CONTINUED)

1995-1996 Director Retainer Shares

On February 16, 1996, the Company's Board of Directors agreed that non-employee directors could elect to receive some or all of their $5,000 annual Directors' Retainer Fees for 1995 and/or 1996 in shares of the Company's common stock, instead of in cash, at the rate of $1.6875 per share, which was the closing price of the Company's common stock on that date. A total of 13,047 shares was issued during 1996 for that purpose. The remaining Director Retainer Fees due to non-employee directors for 1995 and/or 1996 were paid in cash during 1996.

Warrants Issued in Conjunction with Lease Restructuring

In 1995 and 1996, as consideration for the financial accommodations granted in the restructuring of the Company's lease obligations, the Company issued immediately exercisable warrants to its primary provider of leased equipment, granting the right to purchase 97,853 and 127,147 common shares, respectively, at a price of $.01 per share. In 1996, these warrants were exercised to purchase 225,000 common shares.

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

Capital shares reserved for future issuances total 2,951,000 shares at December 31, 1997.

                        American Shared Hospital Services

9. RETIREMENT PLAN

The Company has a defined contribution retirement plan for which substantially all full-time employees are eligible. Under the terms of the plan, the Company may contribute a discretionary matching contribution on behalf of each participant, determined each year by the Company, equal to a percentage of each participant's contributions and applicable to the first 6% of each participant's salary. The Company made no contributions to the plan in 1997, 1996 or 1995.


10. OBLIGATIONS UNDER CAPITAL LEASES

The Company leases MRI units and other equipment under capital leases having an aggregate net book value of $12,284,000 at December 31, 1997. Amortization of assets recorded under capital leases is included with depreciation expense, and is primarily amortized over the life of the lease.

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

Substantially all capital leases of the Company have been restructured and after restructuring continued to meet the criteria to be accounted for as capitalized leases. Under these modified leases, required payments by the Company are scheduled to retire the unpaid principal balance over the extended lease terms which will expire on various dates through December 31, 1999. All the operating leases covered by the restructuring agreement in effect on October 31, 1994 were modified to extend the payment schedules. As a result of modification of lease terms, these leases met the criteria for capitalization, and were accounted for as capital leases in the accompanying financial statements. Under all the modified leases, the Company is entitled to purchase the equipment at its fair market value, or to extend the relevant lease, at the end of the lease term.

The modified leases, as identified above, were further restructured effective October 1, 1995. No payments were required for the months of October through December 1995. During these months, interest was accrued and was added to the outstanding principal balance of the capital leases. In addition, the leases were extended up to an additional 26 months, where possible, to coincide with the probable termination of the Company's end-user contracts. After this restructuring, the modified leases continue to meet the criteria to be accounted for as capitalized leases. Under all the modified leases, the Company will be entitled to purchase the equipment at its fair value or to extend the relevant lease at the end of the lease term.

                        American Shared Hospital Services

10. OBLIGATIONS UNDER CAPITAL LEASES (CONTINUED)

On March 1, 1996, the Company received an offer from its primary provider of medical equipment to restructure certain of its capital lease obligations. The general terms of the restructuring provide for various months of no payments in 1996 followed by increased payments in the latter part of the agreements. The Company completed this restructuring on March 8, 1996.

Future minimum lease payments, together with the present value of the net minimum lease payments under capital leases at December 31, 1997, are summarized as follows:

                                                  NPV OF           MAINTENANCE
                                                  MINIMUM           AND OTHER         LEASE
                                                   LEASE          LEASE RELATED      PAYMENT
                                                  PAYMENTS            COSTS           TOTAL
                                                ---------------------------------------------
1998                                            $   7,487,000    $   1,916,000   $  9,403,000
1999                                                6,157,000        1,580,000      7,737,000
2000                                                3,261,000          653,000      3,914,000
2001                                                  917,000          158,000      1,075,000
2002                                                  442,000           46,000        488,000
Thereafter                                            226,000           16,000        242,000
                                                -------------    -------------   ------------
Total                                              18,490,000    $   4,369,000   $ 22,859,000
                                                                 =============   ============
Less amounts representing interest                  2,712,000
                                                -------------
Present value of net minimum lease payments        15,778,000
Less current portion                                6,145,000
                                                -------------
                                                $   9,633,000
                                                =============

As shown above, in addition to the capital lease payments, the Company is also required to make maintenance and other executory cost lease related payments. During 1997, 1996 and 1995, the Company financed approximately $1,049,000, $7,263,000, and $1,342,000, respectively, of equipment purchases with capital lease obligations. During 1997, 1996 and 1995, the Company incurred interest costs of $3,671,000, $4,199,000, and $5,310,000, respectively.

                        American Shared Hospital Services

11. OPERATING LEASES

The Company leases certain MRI and CT scanning equipment, automobiles, transportation equipment, and office space under operating leases expiring at various dates through 2003.

Future minimum payments under noncancelable operating leases having initial terms of more than one year consisted of the following at December 31, 1997:








1998                                   $ 2,551,000
1999                                     2,353,000
2000                                     1,926,000
2001                                     1,139,000
2002                                       886,000
Thereafter                                 156,000
                                       -----------
                                       $ 9,011,000
                                       ===========

Payments for repair and maintenance agreements are included in the future minimum operating lease payments shown above.

Rent expense was $3,285,000 $3,841,000, and $3,458,000 for the years ended December 31, 1997, 1996 and 1995, respectively, and includes the above operating leases as well as month-to-month rental and certain capital lease executory costs.


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

                        American Shared Hospital Services

13. COMMITMENTS AND CONTINGENCIES

On October 11, 1996 and October 17, 1995, the Company, through GKF, entered into quotation agreements to purchase a total of seven Gamma Knife units from the equipment manufacturer. Under the terms of the quotation agreements, the Company is committed to purchase this equipment for $19,654,000, effective when the equipment is placed in service at each customer location. At December 31, 1997, the Company had a $1,750,000 deposit related to these purchase commitments which is classified as construction in progress. GFK has a promissory note for $1,320,000 with the equipment manufacturer to provide funds for future capital expenditures. As of December 31, 1997, there have been no borrowings under this note.

14. SUBSEQUENT EVENT - SALE OF ASSETS (UNAUDITED)

On March 12, 1998, the Company entered into a definitive agreement to sell certain of its medical diagnostic imaging assets to Alliance Imaging, Inc. ("Alliance") an affiliate of Apollo Management, L.P. for $13.6 million in cash and the assumption of liabilities associated with the Company's diagnostic imaging business, including approximately $26.1 million of debt. The Company is in the process of finalizing its calculation of the gain it would expect to recognize on the sale.

The following table presents certain financial information of the assets to be sold:

Revenues for the year ended December 31, 1997 were approximately                $ 34,772,000
Total assets at December 31, 1997 were approximately                              22,100,000
Total liabilities at December 31, 1997 were approximately                         31,900,000

The proposed transaction is subject to certain conditions, including receipt of regulatory approvals and the approving vote of a majority of the shareholders of the Company.

                       American Shared Hospital Services

                       Valuation and Qualifying Accounts



                                    Additions                                            Additions
                Balance at         Charged to                         Balance at        Charged to
                December 31,        Costs and          Amounts        December 31,       Costs and
                  1994               Expenses        Written Off        1995              Expenses
______________________________________________________________________________________________________

Allowance for   $  (1,424,000)     $  (1,347,00)     $  1,323,000     $  (1,448,000)     $  (1,014,00)
uncollectible
accounts






                                                     Additions
                                   Balance at       Charged to                           Balance at
                  Amounts          December 31,      Costs and          Amounts          December 31,
                Written Off          1996             Expenses        Written Off          1997
______________________________________________________________________________________________________

Allowance for   $  1,222,000        $  (1,240,000)    $  (1,296,000)   $  1,234,000       $  (1,302,000)
uncollectible
accounts

                                Index to Exhibits


Exhibit                                                                                                            Sequential Page
Number                Description                                                                                      Number
------                -----------                                                                                  ---------------

        2.1           Securities Purchase Agreement, dated as of March 12, 1998, by and among Alliance
                      Imaging, Inc.; Embarcadero Holding Corp. I: Embarcadero Holding Corp. II; American
                      Shared Hospital Services; and MMRI, Inc.

        3.1           Articles of Incorporation of the Company, as amended. (1)                                             *

        3.2           By-laws for the Company, as amended. (2)                                                              *

        4.6           Form of Common Stock Purchase Warrant of American Shared Hospital Services. (2)                       *

        4.8           Registration Rights Agreement, dated as of May 17, 1995, by and among American Shared                 *
                      Hospital Services, the Holders referred to in the Note Purchase Agreement, dated as of May 12, 1995 and General Electric Company, acting through GE Medical Systems.(2)

        4.9           Promissory Note, dated May 17, 1995, by American Shared Hospital Services in favor of                 *
                      General Electric Company in the principal sum of $1,500,000, as amended. (2)

        4.10          Promissory Note, dated January 31, 1996, by American Shared-CuraCare and CuraCare,                    *
                      Inc. in favor of DVI Business Credit Receivables Corporation, in the principal sum of
                      $4,000,000. (3)

        4.11          Promissory Note, dated May 17,1 995, by American Shared-CuraCare and CuraCare, Inc.                   *
                      in favor of DVI Financial Services Inc. in the principal sum of $2,500,000.(2)

        4.12          Security Agreement dated as of May 17, 1995 by and between American Shared Hospital
                      Services and General Electric Company, acting through GE Medical Systems.(2)                          *

        4.13          Agreement and Proxy, dated as of May 12, 1995 by Ernest A. Bates, M.D., Accepted and                  *
                      Agreed to by Anchor National Life Insurance Company, Sun Life Insurance Company of
                      America, SunAmerica Inc., AIF II, L.P., Lion Advisors, L.P., Grace Brothers, Ltd.,
                      and Upchurch Living Trust U/A/D 12/14/90.(2)

        4.14          Assignment and Assumption Agreement, dated as of December 31, 1995, between American                  *
                      Shared Hospital Services (assignor) and American Shared Radiosurgery Services (assignee).(3)

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

        4.17          Assignment and Assumption Agreement, dated as of February 3, 1996, among Ernest A.                    *
                      Bates, M.D. (assignor) and GK Financing, LLC (assignee). (3)

        4.18          Assignment and Assumption Agreement, effective as of February 3, 1996, among Ernest                   *
                      A. Bates, M.D. (assignor) and GK Financing, LLC (assignee). (3)

        4.19          Promissory Note, dated January 1, 1995, by American Shared-CuraCare in favor in
                      General Electric Company, acting through GE Medical Systems, in the principal sum of                  *
                      $2,000,000, as amended. (3)

        4.20          Promissory Note, dated December 30, 1994, by American Shared-CuraCare in favor of                     *
                      General Electric Company, in the principal sum of $481,667.81, as amended. (3)

        4.21          Promissory Note, dated April 29, 1996 by GK Financing, LLC in favor of Skandinaviska                  *
                      Enskilda Banken in the principal amount of $1,300,000. (4)

        4.22          Promissory Note, dated December 23, 1996 by American Shared-CuraCare in favor of                      *
                      General Electric company, in the principal amount of $1,631,595.10. (4)

        10.1          The Company's 1984 Stock Option Plan, as amended. (5)                                                 *

        10.2          The Company's 1995 Stock Option Plan, as amended. (6)                                                 *

        10.3          Form of Indemnification Agreement between American Shared Hospital Services and                       *
                      members of its Board of Directors. (5)

        10.4          Agreement, effective as of November 1, 1994, by and among General Electric Company,                   *
                      acting through GE Medical Systems, and American Shared Hospital Services, and certain of its subsidiaries, as amended. (7)

        10.5          Note Purchase Agreement, dated as of May 12, 1995, by and among Anchor National Life                  *
                      Insurance Company, Sun Life Insurance Company of America, and SunAmerica Inc., AIF
                      II, L.P., Lion Advisors, L.P., Grace Brothers, Ltd. and Upchurch Living Trust U/A/D
                      12/14/90, American Shared Hospital Services and Ernest A. Bates, M.D. (2)

        10.6          Loan and Security Agreement, dated as of January 31, 1996, among American                             *
                      Shared-CuraCare and CuraCare, Inc., American Shared Hospital Services, Ernest A.
                      Bates, M.D. and DVI Business Credit Receivables Corporation. (3)

        10.7          Loan and Security Agreement, dated as of May 17, 1995, among American Shared-CuraCare                 *
                      and CuraCare, Inc., American Shared Hospital Services, Ernest A. Bates, M.D. and DVI
                      Financial Services Inc. (2)

        10.8          Form of Unconditional Continuing Guaranty of American Shared Hospital Services. (3)                   *

        10.9          Form of Unconditional Continuing Guaranty of Ernest A. Bates, M.D. (3)                                *

        10.10         Intercreditor Agreement among American Shared Hospital Services, American                             *
                      Shared-Curacare, DVI Financial Services Inc. and DVI Business Credit Receivables
                      Corporation and General Electric Company, acting through GE Medical Systems, dated as of January 31, 1996. (3)

        10.11         Ernest A. Bates, Stock Option Agreement dated as of August 15, 1995. (8)                              *

        10.12         Operating Agreement for GK Financing, LLC, dated as of October 17, 1995. (2)                          *

        10.13a        Amendments dated as of October 26, 1995 and as of December 20, 1995 to the GK Financing,              *
                      LLC Operating Agreement, dated as of October 17, 1995. (3)

        10.13b        Amendment dated as of October 16, 1996 to the GK Financing, LLC Operating Agreement,
                      dated as of October 17, 1995.

        10.14         Amendment No. 1, dated March 29, 1996, to Loan and Security Agreement, dated as of                    *
                      January 31, 1996, among American Shared-CuraCare and CuraCare, Inc., American Shared
                      Hospital Services, Ernest A. Bates, M.D. and DVI Business Credit Receivables
                      Corporation (Exhibit 10.6). (4)

        10.15         Amendment No. 2, dated January 31, 1996, to Loan and Security Agreement, dated as of                  *
                      January 31, 996, among American Shared-CuraCare and CuraCare, Inc., American Shared
                      Hospital Services, Ernest A. Bates, M.D. and DVI Business Credit Receivables
                      Corporation (Exhibit 10.6).(4)

        10.16         Amendment No. 3, dated April 23, 1997, to Loan and Security Agreement, dated January
                      31, 1996 among American Shared-CuraCare and CuraCare, Inc., American Shared Hospital
                      Services, Ernest A. Bates, M.D. and DVI Business Credit Receivables Corp. (Exhibit 10.6).

        10.17         Amendment No. 4, dated July 31, 1997, to Loan and Security Agreement, dated January 31,
                      1996 among American Shared-CuraCare and CuraCare, Inc., American Shared Shared Hospital
                      Services, Ernest A. Bates, M.D. and DVI Business Credit Receivables Corp. (Exhibit
                      10.6).  (8)

        10.18         Amendment No. 5, dated November 26, 1997, to Loan and Security Agreement, dated January
                      31, 1996 among American Shared-CuraCare and CuraCare, Inc., American Shared Shared
                      Hospital Services, Ernest A. Bates, M.D. and DVI Business Credit Receivables Corp.
                      (Exhibit 10.6).  (8)

        21.           Subsidiaries of American Shared Hospital Services.

        23.1          Consent of Ernst & Young LLP.


        27            Financial Data Schedule for the year ended December 31, 1997.

        27.a          Restated Financial Data Schedule for the fiscal year ended
                      December 31, 1995.

        27.b          Restated Financial Data Schedule for the three months ended
                      March 31, 1996.

        27.c          Restated Financial Data Schedule for the six months ended June
                      30, 1996.

        27.d          Restated Financial Data Schedule for the nine months ended
                      September 30, 1996.

        27.e          Restated Financial Data Schedule for the fiscal year ended
                      December 31, 1996.

        27.f          Restated Financial Data Schedule for the three months ended
                      March 31, 1997.

        27.g          Restated Financial Data Schedule for the six months ended June
                      30, 1997.

        27.h          Restated Financial Data Schedule for the nine months ended
                      September 30, 1997.

------------------------

       (1) This document was filed as Exhibit 3.1 to registrant's Registration Statement on Form S-2 (Registration No. 33-23416), which is incorporated herein by this reference.

       (2) These documents were filed as Exhibits 3.2, 4.6, 4.8, 4.9, 4.11, 4.12, 4.13, 10.5, 10.7 and 10.12, to registrant's Registration Statement on Form S-1 (Registration No. 33-63721) filed on October 26, 1995, which is incorporated herein by this reference.

       (3) These documents were filed as Exhibits 4.10, 4.14, 4.15, 4.16, 4.17, 4.18, 4.19, 4.20, 10.6, 10.8, 10.9, 10.10, and 10.13,
              respectively, to the registrant's Pre-Effective Amendment No. 1 to registrant's Registration Statement on Form S-1 (Registration No. 33-63721) filed on March 29, 1996, which is incorporated herein by this reference.

       (4) These documents were filed as Exhibits 4.21, 4.22, 10.14, and 10.15, respectively, to registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1996, which is incorporated herein by this reference.

       (5) These documents were filed as Exhibits 10.24 and 10.35 respectively, to registrant's Registration Statement on Form S-2 (Registration No. 33-23416), which is incorporated herein by this reference.

       (6) This document was filed as Exhibit A to registrant's Proxy Statement, filed on August 31, 1995, which is incorporated herein by this reference.

       (7) This document was filed as Exhibit 10.49 to registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1994, which is incorporated herein by this reference.

       (8) This document was filed as Exhibit B to registrant's Proxy Statement, filed on August 31, 1995, which is incorporated herein by this reference.