Form 10-Q
period 1998-03-31
AMERICAN SHARED HOSPITAL SERVICES
filed 1998-05-14
CIK 744825

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________________TO ____________________

COMMISSION FILE NUMBER 1-8789

                        AMERICAN SHARED HOSPITAL SERVICES
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        CALIFORNIA                                             94-2918118
-------------------------------                             ------------------
(STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)

FOUR EMBARCADERO CENTER, SUITE 3620, SAN FRANCISCO, CALIFORNIA         94111
--------------------------------------------------------------       ----------
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

AS OF MAY 8, 1998: THERE ARE OUTSTANDING 4,769,384 SHARES OF THE REGISTRANT'S COMMON STOCK.

                        AMERICAN SHARED HOSPITAL SERVICES
     PART I - FINANCIAL INFORMATION - CONDENSED CONSOLIDATED BALANCE SHEETS


                                                          (unaudited)          (audited)
                     ASSETS                             March 31, 1998       Dec. 31, 1997
                     ------                             --------------       --------------
Current assets:
    Cash and cash equivalents                            $     24,000         $     17,000
    Restricted cash                                           875,000              651,000
    Receivables, less allowance for
        uncollectible accounts of
        $1,436,000 ($1,302,000 in 1997)
           Trade accounts receivable                        6,329,000            6,658,000
           Other                                              260,000              472,000
                                                         ------------         ------------
                                                            6,589,000            7,130,000

    Prepaid expenses, inventories and other
        current assets                                        626,000              708,000
                                                         ------------         ------------
TOTAL CURRENT ASSETS                                        8,114,000            8,506,000


Property and equipment:

    Land, buildings & improvements                          1,524,000            1,572,000
    Medical, transportation & office equipment             15,195,000           12,202,000

    Capitalized leased medical and
      transportation equipment                             27,098,000           26,410,000
    Deposits and construction in progress                   1,702,000            1,901,000
                                                         ------------         ------------
                                                           45,519,000           42,085,000
    Accumulated depreciation & amortization               (23,337,000)         (21,983,000)
                                                         ------------         ------------
Net property & equipment                                   22,182,000           20,102,000




Other assets                                                  668,000              563,000


Intangible assets, less accumulated amortization              988,000            1,038,000
                                                         ------------         ------------


TOTAL ASSETS                                             $ 31,952,000         $ 30,209,000
                                                         ============         ============

  LIABILITIES AND
  STOCKHOLDERS EQUITY                                 (unaudited)            (audited)
  (NET CAPITAL DEFICIENCY)                           March 31, 1998        Dec. 31, 1997
  ------------------------                           --------------        -------------
Current liabilities:
     Accounts payable                                 $  4,915,000         $  3,693,000
     Accrued interest                                       40,000               32,000
     Employee compensation                               1,151,000            1,050,000
     Other accrued liabilities                             653,000              841,000
     Current portion of long-term debt                   4,863,000            4,784,000
     Current portion of obligations
        under capital leases                             6,237,000            6,145,000


                                                      ------------         ------------
TOTAL CURRENT LIABILITIES                               17,859,000           16,545,000

Long-term debt, less current portion                    12,810,000           11,936,000
Obligations under capital leases,
      less current portion                               8,981,000            9,633,000
Deferred gain on early lease termination                   287,000              296,000
Deferred income taxes                                      164,000              164,000
Minority interest                                          599,000              588,000
Stockholders' equity (net capital deficiency):
     Common stock, without par value:
        authorized shares - 10,000,000; issued
        & outstanding shares, 4,769,000
        in 1998 and 1997                                11,089,000           11,089,000


     Common stock options issued to officer              2,414,000            2,414,000
     Additional paid-in capital                            930,000              930,000
     Accumulated deficit                               (23,181,000)         (23,386,000)
                                                      ------------         ------------
     Total stockholders' equity
        (net capital deficiency)                        (8,748,000)          (8,953,000)
                                                      ------------         ------------



TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (NET CAPITAL DEFICIENCY)                  $ 31,952,000         $ 30,209,000
                                                      ============         ============



                             See Accompanying Notes

                        AMERICAN SHARED HOSPITAL SERVICES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three  Months ended March 31,
                                                         -------------------------------
                                                             1998                1997
                                                         -----------         -----------
REVENUES:
    Medical services                                     $ 9,322,000         $ 9,096,000

COSTS AND EXPENSES:
    Costs of operations:

        Medical services payroll                           1,951,000           1,921,000

        Maintenance and supplies                           1,425,000           1,467,000

        Depreciation and amortization                      1,454,000           1,650,000

        Equipment rental                                     938,000             678,000

        Other                                              1,151,000           1,073,000
                                                         -----------         -----------
                                                           6,919,000           6,789,000

    Selling and administrative                             1,357,000           1,430,000

    Interest                                                 836,000           1,006,000
                                                         -----------         -----------
Total costs and expenses                                   9,112,000           9,225,000

(Loss) gain on sale of assets and
    early termination of capital leases                       (6,000)            139,000

Interest and other income
                                                               1,000              29,000
                                                         -----------         -----------

Income before income taxes                                   205,000              39,000

Income tax expense
                                                                   0                   0
                                                         -----------         -----------

Net income                                               $   205,000         $    39,000
                                                         ===========         ===========

Net income per share:

    Net income per common share                          $      0.04         $      0.01

    Net income per common share assuming dilution        $      0.03         $      0.01



                             See Accompanying Notes

                        AMERICAN SHARED HOSPITAL SERVICES
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                               Three Months ended March 31,
                                                                             -------------------------------
                                                                                 1998                1997
                                                                             -----------         -----------
OPERATING ACTIVITIES:
Net income                                                                   $   205,000         $    39,000
Adjustment to reconcile net income to net cash
    provided by (used in) operating activities:
        Disposal of property and equipment                                         6,000               2,000
        Gain on early termination of capital leases                                    0            (141,000)
        Depreciation and amortization                                          1,537,000          1,730,0000
        Changes in operating assets and liabilities:
           (Increase) in restricted cash                                        (224,000)           (328,000)
           Decrease (increase) in accounts receivable                            541,000             (63,000)
           Decrease in prepaid expenses, inventories and other assets             82,000              10,000
           Increase in accounts payable and accrued liabilities                1,143,000             491,000
                                                                             -----------         -----------
    Net cash provided by operating activities                                  3,290,000           1,740,000

INVESTING ACTIVITIES:
    Purchase of property and equipment (net of financing)                        (42,000)           (160,000)
    Proceeds from sale of property and equipment                                   1,000              24,000
    Increase (decrease) in minority interest                                      11,000             (17,000)
    Other                                                                       (131,000)             23,000
                                                                             -----------         -----------
    Net cash (used in) investing activities                                     (161,000)           (130,000)

FINANCING ACTIVITIES:
    Net (payments) proceeds under revolving line of credit                      (888,000)            455,000
    Principal payments on long-term debt and capitalized leases               (2,234,000)         (2,241,000)
                                                                             -----------         -----------
    Net cash (used in) financing activities                                   (3,122,000)         (1,786,000)
                                                                             -----------         -----------
    Net increase (decrease) in cash and cash equivalents                           7,000            (176,000)
    Cash and cash equivalents at beginning of period                              17,000             368,000
                                                                             -----------         -----------
    Cash and cash equivalents at end of period                               $    24,000         $   192,000
                                                                             ===========         ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Cash paid during the period for:
        Interest                                                             $   828,000         $   939,000
        Income taxes                                                         $    19,000         $    23,000



                             See Accompanying Notes

                        AMERICAN SHARED HOSPITAL SERVICES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

        Note 1.   Basis of Presentation

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly American Shared Hospital Services (the "Company") consolidated financial position as of March 31, 1998 and the results of its operations for the three month period ended March 31, 1998 and 1997, which results are not necessarily indicative of results on an annualized basis. Consolidated balance sheet amounts as of December 31, 1997 have been derived from audited financial statements. These financial statements include the accounts of the Company and its wholly-owned subsidiaries: CuraCare, Inc.; MMRI, Inc.; European Shared Medical Services Limited; American Shared Radiosurgery Services; African American Church Health and Economic Services, Inc.; ACHES Insurance Services, Inc.; and the Company's majority-owned subsidiary, GK Financing, LLC. All significant intercompany accounts have been eliminated.

        At March 31, 1998, the Company had a working capital deficiency of $9,745,000 and a net capital deficiency of $8,748,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

        Note 2.   Per Share Amounts

        Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding.

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Medical Services revenues increased $226,000 for the three month period ended March 31, 1998 from $9,096,000 for the three month period ended March 31,1997. Revenues from Magnetic Resonance Imaging (MRI) services increased $532,000 for the three month period ended March 31, 1998 compared to the same period in the prior year. The increase reflects the performance of more diagnostic procedures per MRI unit due to enhanced sales and marketing efforts.

        Computed Tomography (CT) revenues decreased $274,000 for the three month period ended March 31, 1998 compared to the same period in the prior year primarily due to the termination of one in-house customer following the first quarter of 1997 and fewer interim rental customers in 1998. Nuclear Medicine and Ultrasound revenues decreased $222,000 for the three month period ended March 31, 1998 compared to the same period in the prior year due primarily to the termination of an in-house nuclear medicine contract in March, 1997 and one less mobile SPECT unit in 1998.

        Contract Service revenues consisting of respiratory therapy services and cardiac catheterization laboratory revenues increased $57,000 for the three month period ended March 31, 1998 compared to the same period in the prior year primarily due to increased utilization.

        Gamma Knife revenues increased $132,000 for the three month period ended March 31, 1998 compared to the same period in the prior year. The revenue increase was due to the commencement of the Company's third Gamma Knife unit in late September 1997 and the Company's fourth Gamma Knife unit in late March 1998. The increase in revenues was partially offset by a volume associated rate decrease on the Company's first Gamma Knife unit. The Company extended its first Gamma Knife unit Agreement through September 2008.

        Total costs of operations increased $130,000 for the three month period ended March 31, 1998 compared to the same period in the prior year. Medical services payroll increased $30,000 for the three month period ended March 31, 1998 compared to the same period in the prior year. The increase is primarily attributable to increased MRI staffing which reflects the increase in utilization. Maintenance and supplies decreased $42,000 for the three month period ended March 31, 1998 compared to the same period in the prior year primarily due to fewer CT units. Depreciation and amortization decreased $196,000 for the three month period ended March 31, 1998 compared to the same period in the prior year. The decrease is primarily attributable to fewer MRI units accounted for as capitalized leases in 1998. Equipment rental increased $260,000 for the three month period ended March 31, 1998 compared to the same period in the prior year. The increase is primarily due to more MRI units accounted for as operating leases in 1998. Other operating costs increased $78,000 for the three month period ended March 31, 1998 compared to the same period in the prior year. The increase is primarily due to increased site rental, physician reading fee and insurance costs.

        Selling and Administrative costs decreased $73,000 for the three month period ended March 31, 1998 compared to the same period in the prior year. The decrease was primarily due to decreased travel, investor relations and legal expenses.

        Interest expense decreased $170,000 for the three month period ending March 31, 1998 compared to the same period in the prior year. The decrease was the result of decreased capitalized lease-related interest.

        Gain (loss) on sale of assets and early termination of capital leases decreased from a gain of $139,000 in first quarter 1997 to a loss of $6,000 for the three month period ending March 31, 1998. The 1997 gain was the result of a gain on the early termination of a capital lease ($141,000) when the customer's in-house nuclear medicine contract was terminated during March of 1997. The Company can experience material fluctuations in this item depending on the timing of asset dispositions.

        The Company had net income of $205,000 ($0.04 per share) for the three month period ended March 31, 1998 compared to net income of $39,000 ($.01 per share) in the same period in the prior year. The increase was primarily due to increased operating margins.

        LIQUIDITY AND CAPITAL RESOURCES

        The Company had cash and cash equivalents of $24,000 at March 31, 1998 compared to $17,000 at December 31, 1997. The Company's cash position increased $7,000 due primarily to the Company's extension of payment terms on certain payables and leases.

        Restricted cash at March 31, 1998 and December 31, 1997 reflects cash that may only be used for the operations of GK Financing, LLC. The increase in restricted cash is due to cash flow from Gamma Knife operations.

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

        The various restructuring transactions described above cured all of the Company's then-outstanding defaults relating to its debt and lease obligations. The Company nevertheless remains highly leveraged and has significant cash payment requirements under its equipment leases and credit facilities. Scheduled equipment capital lease payments and operating lease payments during the 12 months ending December 31, 1998 are $7,487,000 and $2,551,000, respectively, with related maintenance commitments of approximately $1,916,000. Scheduled interest and principal payments under the Company's other debt obligations during such period are approximately $4,855,000 which excludes the Company's revolving line of credit balance of $4,549,000 at March 31, 1998 the maturity of which has been extended to May 31, 1999. Although the Company's operating performance has improved, the Company is uncertain it will have the cash resources to pay all of its obligations when they are due. Accordingly, the Company will continue its program of expense reductions, revenue enhancements and asset sales as well as refinancing or renegotiating the terms of its fixed obligations ("Program"). The Company's ability to meet its obligations when due are dependent upon the success of the Company's Program. Any inability of the Company to meet its obligations when due would result in a default which could permit the relevant obligor to accelerate the obligations and seek other remedies including seizure of the Company's medical imaging equipment. In such event, the Company would be forced to seek a liquidation under Chapter 7 or a reorganization under Chapter 11 of the United States Bankruptcy Code.

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

        On March 12, 1998, the Company and MMRI, Inc. entered into a Securities Purchase Agreement (the "Purchase Agreement") with Alliance Imaging, Inc., and two of its subsidiaries (collectively, the "Purchaser"). Pursuant to the Purchase Agreement, the Purchaser would acquire all of the outstanding common stock of CuraCare, Inc. and all of the partnership interests in American Shared-CuraCare. These entities together constitute the Company's diagnostic imaging business through which it provides MRI, CT, Ultrasound, Nuclear Medicine services, as well as Cardiac Catheterization Laboratory, and Respiratory Therapy services. The purchase price is $13,552,000 in cash and the assumption by the Purchaser of the liabilities of the Company's diagnostic imaging business, including approximately $26.1 million in debt. The Company accepted the proposed transaction in response to the industry trend toward consolidation, the increasingly difficult competitive environment for smaller participants, such as the Company, and to provide capital for the expansion of the Company's radiosurgery services business operated through its 81% interest in GK Financing, LLC. The proposed transaction is subject to customary conditions, including receipt of regulatory approvals and the approving vote of the holders of a majority of the Company's outstanding common shares. The Company will seek the approval of its shareholders in the near future, and expects the transaction to be consummated in the third quarter of 1998. There can be no assurance that the transaction will be consummated. If the transaction is not consummated, the Company will be required to continue to operate as an independent entity, and to face the serious liquidity and other problems referred to above.

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

         Item 4.        Submission of Matters to a Vote of Securities Holders.
                        None.

         Item 5.        Other Information.
                        None.

         Item 6.        Exhibits and Reports on Form 8-K.
                        (a)     Exhibits

                                The following exhibit is filed herewith:

                                Exhibit
                                Number                    Description

                                27           Financial Data Schedule

                        (b)     Reports on Form 8-K
                                Report on Form 8-K dated March 12, 1998
                                (reporting a proposed transaction with Alliance Imaging, Inc.)

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        AMERICAN SHARED HOSPITAL SERVICES
                                   Registrant


       Date:          May 14, 1998                /s/  Ernest A. Bates
                                                  --------------------
                                                  Ernest A. Bates, M.D.
                                                  Chairman of the Board and
                                                  Chief Executive Officer



       Date:          May 14, 1998                /s/ Craig K. Tagawa
                                                  -------------------
                                                  Craig K. Tagawa
                                                  Senior Vice President
                                                  Chief Financial Officer