Form 10-Q
period 1998-06-30
AMERICAN SHARED HOSPITAL SERVICES
filed 1998-08-13
CIK 744825

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

(MARK ONE)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________________TO ____________________

COMMISSION FILE NUMBER 1-8789

                        AMERICAN SHARED HOSPITAL SERVICES
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             CALIFORNIA                                94-2918118
             ----------                                ----------
   (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

FOUR EMBARCADERO CENTER, SUITE 3620, SAN FRANCISCO, CALIFORNIA         94111
--------------------------------------------------------------         -----
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

AS OF AUGUST 8, 1998: THERE ARE OUTSTANDING 4,769,384 SHARES OF THE REGISTRANT'S COMMON STOCK.

                        AMERICAN SHARED HOSPITAL SERVICES
     PART I - FINANCIAL INFORMATION - CONDENSED CONSOLIDATED BALANCE SHEETS




                                                      (unaudited)        (audited)
                          ASSETS                     June 30, 1998     Dec. 31, 1997
                          -------                    -------------     -------------
Current assets:
     Cash and cash equivalents                       $     74,000      $     17,000
     Restricted cash                                      606,000           651,000
     Receivables, less allowance for
         uncollectible accounts of $1,464,000
         ($1,302,000 in 1997)
              Trade accounts receivable                 6,367,000         6,658,000
              Other                                       169,000           472,000
                                                     ------------      ------------
                                                        6,536,000         7,130,000

     Prepaid expenses, inventories and other
         current assets                                   705,000           708,000
                                                     ------------      ------------
TOTAL CURRENT ASSETS                                    7,921,000         8,506,000


Property and equipment:

     Land, buildings & improvements                     1,622,000         1,572,000
     Medical, transportation & office equipment        15,353,000        12,202,000
     Capitalized leased medical and
         transportation equipment                      27,011,000        26,410,000
     Deposits and construction in progress              2,138,000         1,901,000
                                                     ------------      ------------
                                                       46,124,000        42,085,000
     Accumulated depreciation & amortization          (24,740,000)      (21,983,000)
                                                     ------------      ------------
Net property & equipment                               21,384,000        20,102,000



Other assets                                              938,000           563,000


Intangible assets, less accumulated amortization          756,000         1,038,000
                                                     ------------      ------------


TOTAL ASSETS                                         $ 30,999,000      $ 30,209,000
                                                     ============      ============



LIABILITIES AND
STOCKHOLDERS' EQUITY                                (unaudited)       (audited)
NET CAPITAL DEFICIENCY)                            June 30, 1998     Dec. 31, 1997
----------------------------------------------     ------------      ------------
Current liabilities:

Accounts payable                                   $  5,557,000      $  3,693,000
Accrued interest                                        122,000            32,000
Employee compensation and benefits                    1,007,000         1,050,000
Other accrued liabilities                             1,253,000           841,000
Current portion of long-term debt                     8,345,000         4,784,000

Current portion of obligations
   under capital leases                               5,991,000         6,145,000
                                                   ------------      ------------

TOTAL CURRENT LIABILITIES                            22,275,000        16,545,000

Long-term debt, less current portion                  8,614,000        11,936,000
Obligations under capital leases,
     less current portion                             7,498,000         9,633,000
Deferred gain on early lease termination                274,000           296,000
Deferred income taxes                                   164,000           164,000
Minority interest                                       622,000           588,000
Stockholders' equity (net capital deficiency):
Common stock, without par value:
  authorized shares - 10,000,000; issued
  & outstanding shares, 4,769,000
  in 1998 and 1997                                   11,089,000        11,089,000
Common stock options issued to officer                2,414,000         2,414,000
Additional paid-in capital                              930,000           930,000
Accumulated deficit                                 (22,881,000)      (23,386,000)
                                                   ------------      ------------
Total stockholders' equity
(net capital deficiency)                             (8,448,000)       (8,953,000)
                                                   ------------      ------------

 TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (NET CAPITAL DEFICIENCY)                   $ 30,999,000      $ 30,209,000
                                                   ============      ============



                             See Accompanying Notes

                        AMERICAN SHARED HOSPITAL SERVICES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three Months ended June 30        Six Months ended June 30
                                             ------------------------------     ------------------------------
                                                 1998              1997            1998              1997
                                             ------------      ------------     ------------      ------------
REVENUES:
     Medical services                        $  9,857,000      $  9,245,000     $ 19,179,000      $ 18,341,000

COSTS AND EXPENSES:
     Costs of operations:

         Medical services payroll               2,067,000         1,883,000        4,018,000         3,804,000

         Maintenance and supplies               1,482,000         1,492,000        2,907,000         2,959,000

         Depreciation and amortization          1,500,000         1,619,000        2,954,000         3,269,000

         Equipment rental                       1,164,000           615,000        2,102,000         1,293,000

         Other                                  1,084,000         1,117,000        2,235,000         2,190,000
                                             ------------      ------------     ------------      ------------
                                                7,297,000         6,726,000       14,216,000        13,515,000

     Selling and administrative                 1,464,000         1,520,000        2,821,000         2,950,000

     Interest                                     891,000           920,000        1,727,000         1,926,000
                                             ------------      ------------     ------------      ------------

Total costs and expenses                        9,652,000         9,166,000       18,764,000        18,391,000

Gain on sale of assets and
     early termination of capital leases          102,000           388,000           96,000           527,000

Interest and other income                          (6,000)           65,000           (5,000)           94,000
                                             ------------      ------------     ------------      ------------

Income before income taxes                        301,000           532,000          506,000           571,000

Income tax expense                                  1,000                 0            1,000                 0
                                             ------------      ------------     ------------      ------------

Net income                                   $    300,000      $    532,000     $    505,000      $    571,000
                                             ============      ============     ============      ============

Net income per share:

     Net income per common share             $       0.06      $       0.11     $       0.11      $       0.12

     Net income per common
       share assuming dilution               $       0.05      $       0.09     $       0.08      $       0.09



                             See Accompanying Notes

                    AMERICAN SHARED HOSPITAL SERVICES
             Condensed Consolidated Statement of Cash Flows
                               (Unaudited)

                                                                               Six Months ended June 30
                                                                             ----------------------------
                                                                                1998              1997
                                                                             -----------      -----------
OPERATING ACTIVITIES:
Net income                                                                   $   505,000      $   571,000
Adjustment to reconcile net income to net cash
     provided by (used in) operating activities:
         Loss on sale of assets                                                    6,000            2,000
         Gain on early termination of capital leases                            (102,000)        (529,000)
         Depreciation and amortization                                         3,115,000        3,431,000
         Changes in operating assets and liabilities:
              Decrease(increase) in restricted cash                               45,000         (339,000)
              Decrease in accounts receivable                                    594,000          202,000
              Decrease in prepaid expenses, inventories and other assets           3,000           52,000
              Increase in accounts payable and accrued liabilities             2,323,000          165,000
                                                                             -----------      -----------
     Net cash provided by operating activities                                 6,489,000        3,555,000

INVESTING ACTIVITIES:
     Purchase of property and equipment (net of financing)                      (268,000)        (223,000)
     Deposits on Gamma Knife units                                              (500,000)               0
     Proceeds from sale of property and equipment                                  1,000           26,000
     Increase (decrease) in minority interest                                     34,000          (30,000)
     Other                                                                      (197,000)          (9,000)
                                                                             -----------      -----------
     Net cash (used in) investing activities                                    (930,000)        (236,000)

FINANCING ACTIVITIES:
     Net (payments) proceeds under revolving line of credit                     (998,000)         845,000
     Principal payments on long-term debt and capitalized leases              (4,504,000)      (4,512,000)
                                                                             -----------      -----------
     Net cash (used in) financing activities                                  (5,502,000)      (3,667,000)
                                                                             -----------      -----------
     Net increase (decrease) in cash and cash equivalents                         57,000         (348,000)
     Cash and cash equivalents at beginning of period                             17,000          368,000
                                                                             -----------      -----------
     Cash and cash equivalents at end of period                              $    74,000      $    20,000
                                                                             ===========      ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
         Cash paid during the period for:
         Interest                                                            $ 1,637,000      $ 1,933,000
                                                                             ===========      ===========
         Income taxes                                                        $    25,000      $    23,000
                                                                             ===========      ===========



                             See Accompanying Notes

                        AMERICAN SHARED HOSPITAL SERVICES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1. Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly American Shared Hospital Services' (the "Company") consolidated financial position as of June 30, 1998 and the results of its operations for the three and six month periods ended June 30, 1998 and 1997, which results are not necessarily indicative of results on an annualized basis. Consolidated balance sheet amounts as of December 31, 1997 have been derived from audited financial statements. These financial statements include the accounts of the Company and its wholly-owned subsidiaries: CuraCare, Inc.; MMRI, Inc.; European Shared Medical Services Limited; American Shared Radiosurgery Services; African American Church Health and Economic Services, Inc.; ACHES Insurance Services, Inc.; and the Company's majority-owned subsidiary, GK Financing, LLC. All significant intercompany accounts have been eliminated.

At June 30, 1998, the Company had a working capital deficiency of $14,354,000 and a net capital deficiency of $8,448,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 2. Per Share Amounts

Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Medical Services revenues increased $612,000 and $838,000 for the three and six month periods ended June 30, 1998 from $9,245,000 and $18,341,000 for the three and six month periods ended June 30,1997. Revenues from Magnetic Resonance Imaging (MRI) services increased $633,000 and $1,165,000 for the three and six month periods ended June 30, 1998 compared to the same periods in the prior year. The increase reflects the addition of two MRI units and performance of more diagnostic procedures per MRI unit due to enhanced sales and marketing efforts.

Computed Tomography (CT) revenues decreased $260,000 and $534,000 for the three and six month periods ended June 30, 1998 compared to the same periods in the prior year primarily due to the termination of one in-house customer following the first quarter of 1997, one less CT unit and fewer interim rental customers in 1998. Nuclear Medicine and Ultrasound revenues decreased $61,000 and $283,000 for the three and six month periods ended June 30, 1998 compared to the same periods in the prior year due primarily to the termination of an in-house nuclear medicine contract in March, 1997 and one less mobile SPECT unit in 1998.

Contract Service revenues consisting of respiratory therapy services and cardiac catheterization laboratory revenues increased $1,000 and $58,000 for the three and six month periods ended June 30, 1998 compared to the same period in the prior year primarily due to increased utilization.

Gamma Knife revenues increased $303,000 and $435,000 for the three and six month periods ended June 30, 1998 compared to the same periods in the prior year. The revenue increase was due to the commencement of the Company's third Gamma Knife unit in late September 1997 and the Company's fourth Gamma Knife unit in late March 1998. The increase in revenues was partially offset by a volume associated rate decrease on the Company's first Gamma Knife unit. The Company extended its first Gamma Knife unit Agreement through September 2008.

Total costs of operations increased $571,000 and $701,000 for the three and six month periods ended June 30, 1998 compared to the same periods in the prior year. Medical services payroll increased $184,000 and $214,000 for the three and six month periods ended June 30, 1998 compared to the same periods in the prior year. The increase is primarily attributable to increased MRI staffing due to an increase in MRI units and utilization. Maintenance and supplies decreased $10,000 and $52,000 for the three and six month periods ended June 30, 1998 compared to the same periods in the prior year primarily due to decreased MRI cryogen costs. Depreciation and amortization decreased $119,000 and $315,000 for the three and six month periods ended June 30, 1998 compared to the same periods in the prior year. The decrease is primarily attributable to fewer MRI units accounted for as capitalized leases in 1998. Equipment rental increased $549,000 and $809,000 for the three and six month periods ended June 30, 1998 compared to the same period in the prior year. The increase is primarily due to two replacements and two new MRI units accounted for as operating leases during fourth quarter 1997 and 1998. Other operating costs decreased $33,000 and increased $45,000 for the three and six month periods ended June 30, 1998 compared to the same periods in the prior year. The decrease in the second quarter is primarily due to decreased property taxes and other fees. The increase for the six month period is primarily due to increased site rental, physician reading fees and insurance costs.

Selling and Administrative costs decreased $56,000 and $129,000 for the three and six month periods ended June 30, 1998 compared to the same periods in the prior year. The decrease was primarily due to decreased salary, investor relations and legal expenses.

Interest expense decreased $29,000 and $199,000 for the three and six month periods ending June 30, 1998 compared to the same periods in the prior year. The decrease was the result of decreased capitalized lease related interest. This decrease was partially offset by increased interest cost associated with the Company's two additional Gamma Knife units.

Gain (loss) on sale of assets and early termination of capital leases decreased in the second quarter from a gain of $388,000 to a gain of $102,000 and in the six month period from a gain of $527,000 to a gain of $96,000, as compared to the three and six month periods ending June 30, 1997. The 1997 gains were the result of a gain on the early termination of a capital lease

($141,000) when the customer's in-house nuclear medicine contract was terminated during March of 1997 and an insurance settlement ($388,000) following the loss of a mobile MRI Unit in an accident during Second Quarter 1997. The gain in 1998 was primarily due to an early termination of capital lease. The Company can experience material fluctuations in this item depending on the timing of asset dispositions.

The Company had net income of $300,000 ($0.06 per common share) and $505,000 ($0.11 per common share) for the three and six month periods ended June 30, 1998 compared to net income of $532,000 ($0.11 per common share) and $571,000 ($.12 per common share) for the same periods in the prior year. These decreases in net income were primarily due to the decrease in the gain on sale of assets and early termination of capital leases which was partially offset by increased operating margins.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $74,000 at June 30, 1998 compared to $17,000 at December 31, 1997. The Company's cash position increased $57,000 due primarily to the Company's extension of payment terms on certain payables and leases and net collections of $303,000 in other receivables.

Restricted cash at June 30, 1998 and December 31, 1997 reflects cash that may only be used for the operations of GK Financing, LLC without the approval of both members. The decrease in restricted cash is due to a net increase in equipment deposits of $250,000 and a $124,000 cash distribution to members of GK Financing, LLC, offset by cash flow from Gamma Knife operations.

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

The various restructuring transactions described above cured all of the Company's then-outstanding defaults relating to its debt and lease obligations. The Company nevertheless remains highly leveraged and has significant cash payment requirements under its equipment leases and credit facilities. Scheduled equipment capital lease payments and operating lease payments during the 12 months ending December 31, 1998 are $7,318,000 and $3,093,000, respectively, with related maintenance commitments of approximately $1,916,000. Scheduled interest and principal payments under the Company's other debt obligations during such period are approximately $4,669,000 which excludes the Company's revolving line of credit balance of $4,439,000 at June 30, 1998 the maturity of which has been extended to May 31, 1999. Current portion of long-term debt increased $3,186,000 in second quarter 1998 due to a reclassification of that portion of the revolving line of credit not previously classified as a short term obligation, from a long term to a short term obligation because it is now due in less than one year. Although the Company's operating performance has improved, the Company is uncertain it will have the cash resources to pay all of its obligations when they are due. Accordingly, the Company will continue its program of expense reductions, revenue enhancements and asset sales as well as refinancing or renegotiating the terms of its fixed obligations ("Program"). The Company's ability to meet its obligations when due are dependent upon the success of the Company's Program. The inability of the Company to meet its obligations when due would result in a default which would permit the relevant obligor to accelerate the obligations and seek other remedies including seizure of the Company's medical imaging equipment. In such event, the Company would be forced to seek liquidation under Chapter 7 or reorganization under Chapter 11 of the United States Bankruptcy Code, if it could not satisfactorily restructure its obligations with creditors outside of bankruptcy proceedings.

As part of the Program, the Company in March 1996 sold its Modesto buildings for $650,000 in cash, and negotiated an increase in its working capital line of credit to $5,500,000 and extended its maturity date by two years to May 31, 1999. The Company also completed in August 1996 an exchange offer (the "Exchange Offer") for the Subordinated Notes. The purpose of the Exchange Offer was to improve the Company's capital structure and relieve the Company of the requirement to pay $836,000 of principal and interest in October, 1996 when the Subordinated Notes were to mature. In the Exchange Offer, the Company issued approximately 287,000 additional shares of Common Stock for $413,000 principal amount of Subordinated Notes. The remaining $360,000 of the Subordinated Notes was paid at maturity on October 16, 1996.

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

On March 12, 1998, the Company and MMRI, Inc. entered into a Securities Purchase Agreement (the "Purchase Agreement") with Alliance Imaging, Inc., and two of its subsidiaries (collectively, the "Purchaser"). Pursuant to the Purchase Agreement, the Purchaser would acquire all of the outstanding common stock of CuraCare, Inc. and all of the partnership interests in American Shared-CuraCare. These entities together constitute the Company's diagnostic imaging business through which it provides MRI, CT, Ultrasound, Nuclear Medicine services, as well as Cardiac Catheterization Laboratory, and Respiratory Therapy services. The purchase price is $13,552,000 in cash and the assumption by the Purchaser of the liabilities of the Company's diagnostic imaging business, which at June 30, 1998 consisted of $23,348,000 in debt and $6,304,000 in other liabilities.

The Company entered into the proposed transaction in response to the industry trend toward consolidation, the increasingly difficult competitive environment for smaller participants, such as the Company, and to provide capital for the expansion of the Company's radiosurgery services business operated through its 81% interest in GK Financing, LLC. The proposed transaction is subject to customary conditions, including receipt of regulatory approvals and the approving vote of the holders of a majority of the Company's outstanding common shares. On May 29, 1998, the Company and the Purchaser received a request from the Federal Trade Commission ("FTC") for additional information regarding the proposed sale. The Company and the Purchaser have been working with the FTC's staff and have been able to significantly narrow the scope of inquiry and satisfactorily answer many of the staff's questions. The Company believes that it will be able to resolve the remaining issues with the FTC in the near future, which will permit the Company to seek shareholder approval and consummate the transaction prior to the end of the year. There can be no assurance that the transaction will be consummated. If the transaction is not consummated, the Company will continue to operate as an independent entity, and will have to restructure its obligations with creditors or continue to face the serious liquidity and other problems referred to above.

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

Item 4.           Submission of Matters to a Vote of Securities Holders.
                  None.

Item 5.           Other Information.
                  None.

Item 6.           Exhibits and Reports on Form 8-K.
                  (a)      Exhibits

                           The following exhibit is filed herewith:

                           Exhibit
                           Number                Description
                           ------                -----------

                           27                Financial Data Schedule

                  (b)      Reports on Form 8-K
                           Report on Form 8-K dated March 29, 1998
                           (reporting a request from the Federal
                           Trade Commission for additional
                           information in connection with the
                           Company's proposed sale of its medical
                           diagnostic imaging assets to an affiliate of Alliance Imaging, Inc.)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        AMERICAN SHARED HOSPITAL SERVICES
                                   Registrant


Date:                   August 13, 1998     /s/ Ernest A. Bates, M.D.
                                            ------------------------------------
                                            Ernest A. Bates, M.D.
                                            Chairman of the Board and
                                            Chief Executive Officer



Date:                   August 13, 1998     /s/Craig K. Tagawa
                                            ------------------------------------
                                            Craig K. Tagawa
                                            Senior Vice President
                                            Chief Financial Officer