Form 10-K/A
period 1997-12-31
AMERICAN SHARED HOSPITAL SERVICES
filed 1998-08-28
CIK 744825

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                 FORM 10-K/A(1)
(MARK ONE)

      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 1-8789

                       AMERICAN SHARED HOSPITAL SERVICES
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                                     94-2918118
       (STATE OR OTHER JURISDICTION OF               (IRS EMPLOYER IDENTIFICATION NO.)
        INCORPORATION OR ORGANIZATION)
     FOUR EMBARCADERO CENTER, SUITE 3620,
          SAN FRANCISCO, CALIFORNIA                                94111
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (415)788-5300

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
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

           NO DOCUMENTS ARE INCORPORATED BY REFERENCE IN THIS REPORT.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 6. SELECTED FINANCIAL DATA SUMMARY OF OPERATIONS

                            YEAR ENDED DECEMBER 31,
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                          1997       1996      1995(1)      1994      1993(2)
                                         -------    -------    --------    -------    --------
Medical services revenues..............  $37,172    $36,989    $ 34,077    $38,545    $ 39,485
                                         =======    =======    ========    =======    ========
Costs of operations....................   27,044     28,071      32,675     34,145      37,071
Selling and administrative expense.....    5,901      5,309       8,432      5,971       6,820
Interest expense.......................    3,671      4,199       5,310      7,423       6,752
Write-down of intangible assets........        0          0         600          0       5,308
                                         -------    -------    --------    -------    --------
          Total costs and expenses.....   36,616     37,579      47,017     47,539      55,951
                                         -------    -------    --------    -------    --------
                                             556       (590)    (12,940)    (8,994)    (16,466)
Gain on sale of assets and early
  termination of capital leases........      821          3         226      3,294         124
Interest and other income..............      155        227         258        183         691
                                         -------    -------    --------    -------    --------
Income (loss) before income taxes and
  extraordinary item...................    1,532       (360)    (12,456)    (5,517)    (15,651)
Income tax provision (benefit).........       10         (7)          3         20          (7)
                                         -------    -------    --------    -------    --------
Income (loss) before extraordinary
  item.................................    1,522       (353)    (12,459)    (5,537)    (15,644)
Extraordinary item.....................        0          0      19,803        362           0
                                         -------    -------    --------    -------    --------
Net income (loss)......................  $ 1,522    $  (353)   $  7,344    $(5,175)   $(15,644)
                                         =======    =======    ========    =======    ========
Earnings (loss) per common share:
  Income (loss) before extraordinary
     item..............................  $  0.32    $ (0.08)   $  (2.96)   $ (1.93)   $  (5.46)
  Extraordinary item...................  $  0.00    $  0.00    $   4.71    $  0.13    $   0.00
                                         -------    -------    --------    -------    --------
  Net income (loss)....................  $  0.32    $ (0.08)   $   1.75    $ (1.80)   $  (5.46)
                                         =======    =======    ========    =======    ========
Earnings (loss) per common share
  assuming dilution:
  Income (loss) before extraordinary
     item..............................  $  0.24    $ (0.08)   $  (2.96)   $ (1.93)   $  (5.46)
  Extraordinary item...................  $  0.00    $  0.00    $   4.71    $  0.13    $   0.00
                                         -------    -------    --------    -------    --------
Net income (loss) per common share
  assuming dilution....................  $  0.24    $ (0.08)   $   1.75    $ (1.80)   $  (5.46)
                                         =======    =======    ========    =======    ========

                            See Accompanying Notes.

                               BALANCE SHEET DATA

                                                            DECEMBER 31,
                                       -------------------------------------------------------
                                        1997        1996      1995(1)       1994      1993(2)
                                       -------    --------    --------    --------    --------
Working capital deficiency...........  $(8,039)   $(10,888)   $ (6,793)   $(33,369)   $(56,518)
Total assets.........................   30,209      32,969      31,335      47,222      50,179
Current portion of long-term debt and
  obligation under capitalized
  leases.............................   10,929      13,182       8,720      11,214      26,635
Long-term debt and obligations under
  capitalized leases less current
  portion............................   21,569      23,935      26,125      24,244       3,106
Senior subordinated notes............        0           0         773      18,467      18,788
Stockholders' equity (Net capital
  deficiency)........................  $(8,953)   $(10,475)   $(10,576)   $(22,341)   $(17,754)

---------------
(1) In June 1995, ASHS incorporated a new wholly-owned subsidiary, African American Church Health And Economic Services, Inc. ("ACHES") and ACHES' wholly-owned subsidiary, ACHES Insurance Services, Inc. ("AIS"), and in October 1995, entered into an operating agreement granting ASRS an 81% ownership interest in GK Financing, LLC. Accordingly, the financial data for the Company presented above include the results of the establishment of ACHES, AIS, and GK Financing, LLC for 1995 through 1997.

(2) In August 1993, ASHS incorporated a new wholly owned subsidiary, American Shared Radiosurgery Services ("ASRS"). Accordingly, the financial data for the Company presented above include the results of the establishment of the subsidiary for 1993 through 1997.

                               See Accompanying Notes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company had net income of $1,522,000 ($0.32 per share) on medical services revenues of $37,172,000 in 1997. The Company had a net loss of $353,000 ($(0.08) per share) on medical services revenues of $36,989,000 in 1996.

TOTAL REVENUES

                                             INCREASE                 INCREASE
                                  1997      (DECREASE)     1996      (DECREASE)     1995
                                 -------    ----------    -------    ----------    -------
                                                      (IN THOUSANDS)
Medical Services...............  $37,172       0.5%       $36,989       8.6%       $34,077

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

COST OF OPERATIONS

                                             INCREASE                 INCREASE
                                  1997      (DECREASE)     1996      (DECREASE)     1995
                                 -------    ----------    -------    ----------    -------
                                                      (IN THOUSANDS)
Cost of Operations, Exclusive
  of Write-Down of Equipment...  $27,044       (3.7)%     $28,071        (2.7)%    $28,850
Percentage of Revenue..........     72.8%                    75.9%                    84.7%
Write-Down of Equipment........  $     0          0%      $     0      (100.0)%    $ 3,825
Percentage of Revenue..........      0.0%                     0.0%                    11.2%

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

SELLING AND ADMINISTRATIVE

                                               INCREASE                INCREASE
                                     1997     (DECREASE)     1996     (DECREASE)     1995
                                    ------    ----------    ------    ----------    ------
                                                        (IN THOUSANDS)
Selling and Administrative
  Costs...........................  $5,901       11.2%      $5,309      (37.0)%     $8,432
Percentage of Revenue.............    15.9%                   14.4%                   24.7%

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

INTEREST EXPENSE

                                               INCREASE                INCREASE
                                     1997     (DECREASE)     1996     (DECREASE)     1995
                                    ------    ----------    ------    ----------    ------
                                                        (IN THOUSANDS)
Interest Expense..................  $3,671      (12.6)%     $4,199      (20.9)%     $5,310
Percentage of Revenue.............     9.9%                   11.4%                   15.6%

     The Company's interest expense decreased $528,000 in 1997 compared to 1996 and $1,111,000 in 1996 compared to 1995. The decreases in 1997 and 1996 are primarily attributable to a lower outstanding amount of interest bearing debt due to the repurchase by the Company on May 17, 1995 of $17,964,000 aggregate principal amount of its Senior Subordinated Notes, the exchange for common shares ($413,000 aggregate principal amount) and payment at maturity ($360,000 aggregate principal amount) of its Senior Subordinated Notes in the third and fourth quarters of 1996, respectively, and decreased capitalized lease-related interest.

WRITE-DOWN OF INTANGIBLE ASSETS

                                               INCREASE                INCREASE
                                     1997     (DECREASE)     1996     (DECREASE)     1995
                                    ------    ----------    ------    ----------    ------
                                                        (IN THOUSANDS)
Write-down of Intangible Assets...       0        0.0%      $    0       (100)%     $  600
Percentage of Revenue.............     0.0%                    0.0%                    1.8%

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

OTHER INCOME AND EXPENSE

                                          INCREASE                        INCREASE
                                 1997    (DECREASE)         1996         (DECREASE)    1995
                                 ----    ----------    --------------    ----------    ----
                                                       (IN THOUSANDS)
Gain on Sale of Assets and
  Early Termination of Capital
  Leases.......................  $821      27,267%          $  3           (98.7)%     $226
Percentage of Revenue..........   2.2%                       0.0%                       0.7%
Interest and Other Income......  $155       (31.7)%         $227           (12.0)%     $258
Percentage of Revenue..........   0.4%                       0.6%                       0.8%

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

NET INCOME (LOSS)

                                             INCREASE                INCREASE
                                   1997     (DECREASE)     1996     (DECREASE)      1995
                                  ------    ----------    ------    ----------    --------
                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income (loss) Before Income
  Taxes and Extraordinary
  Item..........................  $1,532      525.6%      $ (360)      (97.1)%    $(12,456)
Percentage of Revenue...........     4.1%                   (1.0)%                   (36.6)%
Income (loss) per Share.........  $ 0.32      500.0%      $(0.08)      (97.3)%    $  (2.96)
Extraordinary Item..............  $    0        0.0%      $    0      (100.0)%    $ 19,803
Extraordinary Item, per Share...  $ 0.00       0.00%      $ 0.00      (100.0)%    $   4.71
Net Income (loss)...............  $1,522      531.2%      $ (353)     (104.8)%    $  7,344
Net Income (loss) per Share.....  $ 0.32      500.0%      $(0.08)     (104.6)%    $   1.75

     The Company had net income of $1,522,000 in 1997 compared to a net loss of $353,000 for 1996. Net income for 1997 resulted in part from increased operating margins and in part from gains from early termination of capital leases and sale of assets.

     The Company had a net loss of $353,000 for 1996 compared to net income of $7,344,000 for 1995. The Company's net income for 1995 included an extraordinary gain of $19,803,000 from its debt restructuring recorded on May 17, 1995. The gain resulted from the purchase of $17,694,000 aggregate face amount plus $8,853,000 of accrued and unpaid interest of the Company's 14 3/4% and 16 1/2% Senior Subordinated Notes due October 15, 1996 net of cash, Common Shares and warrants to purchase Common Shares issued and transaction related costs of $3,893,000, $1,836,000 and $1,015,000, respectively. Included in the Company's 1995 results was a charge of $4,425,000 due to adoption of FAS 121 and stock compensation expense of $2,679,000 (see "Selling and Administrative").

     The Company's net income (loss) for 1997, 1996 and 1995 was enhanced by $526,000, $0, and $2,567,000, respectively, due to the realization of deferred tax assets in conformity with FAS 109. The Company has maintained a valuation allowance completely off-setting its deferred tax assets based on Management's evaluation of the realizability of these deferred tax assets based on FAS 109.

     At the end of 1996 and 1997, the Company had deferred tax asset valuation allowances of $9,600,000 and $8,000,000. These valuation allowances were established after weighing the potential effect of negative and positive evidence regarding the realizability of the Company's deferred tax assets. The Company's prior history of net operating losses was given significant weight, as required under Statement of Financial Accounting Standards No. 109. The Company did not consider the gain which would be recognized in connection with the transaction with Alliance Imaging, Inc. (discussed below) because of the lack of assurance that the transaction will be consummated. Reductions in previously established valuation allowances increased reported earnings by $2,660,000 in 1995, $300,000 in 1996 and $1,600,000 in 1997. The reduction in 1995 resulted from the recognition of financial statement income, adjusted for permanent differences, of $7,600,000. The decreases in 1996 and 1997 resulted in part from the recognition of financial statement losses, adjusted for permanent differences, of $66,000 in 1996 and the recognition of financial statement income, adjusted for permanent differences, of $1,760,000 in 1997. Virtually all of the additional decrease in 1996 resulted from decreases in the carrying amount of net operating loss carryover. Additional decreases in 1997 resulted from decreases in the carrying amount of deferred tax assets for carryovers, fixed assets, and other items because of decreases in the amount of net operating loss carryover and decreases in the tax attributes associated with fixed assets and other items during 1997. The decreases in the carrying amounts of net operating losses and tax attributes associated with fixed assets and other items in 1996 and 1997 were made because it was determined that the tax carrying amounts for those carryovers and attributes were overstated. The effects of these additional decreases were $194,000, $500,000 and $290,000 respectively.

     In the event that the proposed sale transaction (see Part I, Item 1 "Business -- General -- Recent Developments") is consummated, the Company anticipates that it will fully realize its deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of $17,000 at December 31, 1997 compared to $368,000 at December 31, 1996. The Company's cash position decreased $351,000 due primarily to the Company's debt payment requirements and working capital needs.

     Restricted cash of $651,000 and $218,000 at December 31, 1997 and December 31, 1996, respectively, reflects cash that may only be used for the operations of GK Financing, LLC. The increase in restricted cash is due to cash flow from Gamma Knife operations.

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

     In the long term, the Company believes that it must respond to fundamental changes in the industry. The medical diagnostic imaging business, both mobile and fixed, is in a period of consolidation as a result of the growth of managed care and other competitive forces. Smaller companies, such as the Company, must either grow through acquisitions or become part of larger enterprises in order to compete successfully and achieve acceptable returns for their shareholders. In light of the unavailability of capital to the Company and continuing weakness in the price of its common stock, the Company has been willing to entertain acquisition offers. In late 1996 and early 1997, the Company unsuccessfully pursued a merger with a larger industry participant. In late 1997, the Company was approached by Alliance Imaging, Inc., another major industry participant, with respect to a sale of the Company's medical diagnostic imaging business. On March 12, 1998, the Company and Alliance entered into an agreement under which the Company would sell its medical diagnostic imaging assets to Alliance for consideration consisting of cash and the assumption of related liabilities. See
Part I, Item 1 "Business -- General -- Recent Developments". The Company accepted the proposed transaction in response to the industry trend toward consolidation, the increasingly difficult competitive environment for smaller participants, such as the Company, and to provide capital for the expansion of the Company's radiosurgery services business. There can be no assurance that the transaction will be consummated. If the transaction is not consummated, the Company will be required to continue to operate as an independent entity, and to face the serious liquidity and other problems referred to above.

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

     Consent of Independent Auditors

(b) Exhibits. The following Exhibits are filed with this Report.

EXHIBIT
NUMBER:                            DESCRIPTION:
-------                            ------------
   2.1     Securities Purchase Agreement, dated as of March 12, 1998, by and among Alliance Imaging, Inc.; Embarcadero Holding
           Corp. I; Embarcadero Holding Corp. II; American Shared
           Hospital Services; and MMRI, Inc.(9)
   3.1     Articles of Incorporation of the Company, as amended.(1)
   3.2     By-laws for the Company, as amended.(2)
   4.6     Form of Common Stock Purchase Warrant of American Shared
           Hospital Services.(2)
   4.8     Registration Rights Agreement, dated as of May 17, 1995, by and among American Shared Hospital Services, the Holders
           referred to in the Note Purchase Agreement, dated as of May
           12, 1995 and General Electric Company, acting through GE
           Medical Systems.(2)
   4.9     Promissory Note, dated May 17, 1995, by American Shared
           Hospital Services in favor of General Electric Company in
           the principal sum of $1,500,000, as amended.(2)
   4.10    Promissory Note, dated January 31, 1996, by American
           Shared-CuraCare and CuraCare, Inc. in favor of DVI Business
           Credit Receivables Corporation, in the principal sum of
           $4,000,000.(3)
   4.11    Promissory Note, dated May 17, 1995, by American
           Shared-CuraCare and CuraCare, Inc. in favor of DVI Financial
           Services Inc. in the principal sum of $2,500,000.(2)
   4.12    Security Agreement dated as of May 17, 1995 by and between
           American Shared Hospital Services and General Electric
           Company, acting through GE Medical Systems.(2)
   4.13    Agreement and Proxy, dated as of May 12, 1995 by Ernest A.
           Bates, M.D., Accepted and Agreed to by Anchor National Life
           Insurance Company, Sun Life Insurance Company of America,
           SunAmerica Inc., AIF II, L.P., Lion Advisors, L.P., Grace
           Brothers, Ltd., and Upchurch Living Trust U/A/D 12/14/90.(2)
   4.14    Assignment and Assumption Agreement, dated as of December
           31, 1995, between American Shared Hospital Services
           (assignor) and American Shared Radiosurgery Services
           (assignee).(3)
   4.15    Assignment and Assumption Agreement, dated as of February 3,
           1996, between American Shared Radiosurgery Services
           (assignor) and GK Financing, LLC (assignee).(3)
   4.16    USC University Hospital Option Agreement, dated February 3,
           1996, among American Shared Hospital Services, Ernest A.
           Bates, M.D. and GK Financing, LLC.(3)
   4.17    Assignment and Assumption Agreement, dated as of February 3,
           1996, among Ernest A. Bates, M.D. (assignor) and GK
           Financing, LLC (assignee).(3)
   4.18    Assignment and Assumption Agreement, effective as of
           February 3, 1996, among Ernest A. Bates, M.D. (assignor) and
           GK Financing, LLC (assignee).(3)
   4.19    Promissory Note, dated January 1, 1995, by American
           Shared-CuraCare in favor in General Electric Company, acting through GE Medical Systems, in the principal sum of
           $2,000,000, as amended.(3)
   4.20    Promissory Note, dated December 30, 1994, by American
           Shared-CuraCare in favor of General Electric Company, in the principal sum of $481,667.81, as amended.(3)
   4.21    Promissory Note, dated April 29, 1996 by GK Financing, LLC in favor of Skandinaviska Enskilda Banken in the principal amount of $1,300,000.(4)
   4.22    Promissory Note, dated December 23, 1996 by American
           Shared-CuraCare in favor of General Electric Company, in the principal amount of $1,631,595.10.(4)
  10.1     The Company's 1984 Stock Option Plan, as amended.(5)
  10.2     The Company's 1995 Stock Option Plan, as amended.(6)
  10.3     Form of Indemnification Agreement between American Shared
           Hospital Services and members of its Board of Directors.(5)

EXHIBIT
NUMBER:                            DESCRIPTION:
-------                            ------------
  10.4     Agreement, effective as of November 1, 1994, by and among
           General Electric Company, acting through GE Medical Systems, and American Shared Hospital Services, and certain of its
           subsidiaries, as amended.(7)
  10.5     Note Purchase Agreement, dated as of May 12, 1995, by and
           among Anchor National Life Insurance Company, Sun Life
           Insurance Company of America, and SunAmerica Inc., AIF II,
           L.P., Lion Advisors, L.P., Grace Brothers, Ltd. and Upchurch
           Living Trust U/A/D 12/14/90, American Shared Hospital
           Services and Ernest A. Bates, M.D.(2)
  10.6     Loan and Security Agreement, dated as of January 31, 1996, among American Shared-CuraCare and CuraCare, Inc., American
           Shared Hospital Services, Ernest A. Bates, M.D. and DVI
           Business Credit Receivables Corporation.(3)
  10.7     Loan and Security Agreement, dated as of May 17, 1995, among
           American Shared-CuraCare and CuraCare, Inc., American Shared
           Hospital Services, Ernest A. Bates, M.D. and DVI Financial
           Services Inc.(2)
  10.8     Form of Unconditional Continuing Guaranty of American Shared
           Hospital Services.(3)
  10.9     Form of Unconditional Continuing Guaranty of Ernest A.
           Bates, M.D.(3)
  10.10    Intercreditor Agreement among American Shared Hospital
           Services, American Shared-CuraCare, DVI Financial Services
           Inc. and DVI Business Credit Receivables Corporation and
           General Electric Company, acting through GE Medical Systems, dated as of January 31, 1996.(3)
  10.11    Ernest A. Bates, Stock Option Agreement dated as of August
           15, 1995.(8)
  10.12    Operating Agreement for GK Financing, LLC, dated as of
           October 17, 1995.(2)
 10.13a    Amendments dated as of October 26, 1995 and as of December
           20, 1995 to the GK Financing, LLC Operating Agreement, dated as of October 17, 1995.(3)
 10.13b    Amendment dated as of October 16, 1996 to the GK Financing,
           LLC Operating Agreement, dated as of October 17, 1995.(9)
  10.14    Amendment No. 1, dated March 29, 1996, to Loan and Security
           Agreement, dated as of January 31, 1996, among American
           Shared-CuraCare and CuraCare, Inc., American Shared Hospital
           Services, Ernest A. Bates, M.D. and DVI Business Credit
           Receivables Corporation (Exhibit 10.6).(4)
  10.15    Amendment No. 2, dated January 31, 1996, to Loan and
           Security Agreement, dated as of January 31, 1996, among
           American Shared-CuraCare and CuraCare, Inc., American Shared
           Hospital Services, Ernest A. Bates, M.D. and DVI Business
           Credit Receivables Corporation (Exhibit 10.6).(4)
  10.16    Amendment No. 3, dated April 23, 1997, to Loan and Security
           Agreement, dated January 31, 1996 among American
           Shared-CuraCare and CuraCare, Inc., American Shared Hospital
           Services, Ernest A. Bates, M.D. and DVI Business Credit
           Receivables Corp. (Exhibit 10.6).(9)
  10.17    Amendment No. 4, dated July 31, 1997, to Loan and Security
           Agreement, dated January 31, 1996 among American
           Shared-CuraCare and CuraCare, Inc., American Shared Shared
           Hospital Services, Ernest A. Bates, M.D. and DVI Business
           Credit Receivables Corp. (Exhibit 10.6).(9)
  10.18    Amendment No. 5, dated November 26, 1997, to Loan and
           Security Agreement, dated January 31, 1996 among American
           Shared-CuraCare and CuraCare, Inc., American Shared Shared
           Hospital Services, Ernest A. Bates, M.D. and DVI Business
           Credit Receivables Corp. (Exhibit 10.6).(9)
  21       Subsidiaries of American Shared Hospital Services.(9)
  23.1     Consent of Ernst & Young LLP.
  27       Financial Data Schedule for the year ended December 31,
           1997.(9)
  27.a     Restated Financial Data Schedule for the fiscal year ended
           December 31, 1995.(9)
  27.b     Restated Financial Data Schedule for the three months ended
           March 31, 1996.(9)
  27.c     Restated Financial Data Schedule for the six months ended
           June 30, 1996.(9)

EXHIBIT
NUMBER:                            DESCRIPTION:
-------                            ------------
  27.d     Restated Financial Data Schedule for the nine months ended
           September 30, 1996.(9)
  27.e     Restated Financial Data Schedule for the fiscal year ended
           December 31, 1996.(9)
  27.f     Restated Financial Data Schedule for the three months ended
           March 31, 1997.(9)
  27.g     Restated Financial Data Schedule for the six months ended
           June 30, 1997.(9)
  27.h     Restated Financial Data Schedule for the nine months ended
           September 30, 1997.(9)

---------------
(1) This document was filed as Exhibit 3.1 to registrant's Registration Statement on Form S-2 (Registration No. 33-23416), which is incorporated herein by this reference.

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

(9) These documents were filed as Exhibits 2.1, 10.13(b), 10.16, 10.17, 10.18, 21, 27, 27.a, 27.b, 27.c, 27.d, 27.e, 27.f, 27.h, respectively, to registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, which is incorporated herein by this reference.

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

                                          AMERICAN SHARED HOSPITAL SERVICES
                                          (Registrant)

August 28, 1998                           By:      /s/ ERNEST A. BATES

                                            ------------------------------------
                                                      Ernest A. Bates
                                            Chairman and Chief Executive Officer

                        CONSOLIDATED FINANCIAL STATEMENTS

                        AMERICAN SHARED HOSPITAL SERVICES

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                        American Shared Hospital Services

                        Consolidated Financial Statements


                  Years ended December 31, 1997, 1996 and 1995




                                    CONTENTS

Report of Independent Auditors...........................................................1

Audited Consolidated Financial Statements

Consolidated Balance Sheets..............................................................2
Consolidated Statements of Operations....................................................4
Consolidated Statements of Stockholders' Equity (Net Capital Deficiency).................5
Consolidated Statements of Cash Flows....................................................6
Notes to Consolidated Financial Statements...............................................8

Financial Statement Schedule..............................................................

Valuation and Qualifying Accounts.......................................................33

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

                         [ERNST & YOUNG LLP LETTERHEAD]

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Shared Hospital Services at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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



                                                           /s/ Ernst & Young LLP

Walnut Creek, California
February 27, 1998


       Ernst & Young LLP is a member of Ernst & Young International, LTD.

                        American Shared Hospital Services

                           Consolidated Balance Sheets


                                                                      DECEMBER 31
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

                                                                   DECEMBER 31
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
                                                          ============     ============

See accompanying notes.

                        American Shared Hospital Services

                      Consolidated Statements of Operations


                                                                   YEAR ENDED DECEMBER 31
                                                           1997             1996             1995
                                                       ------------     ------------     ------------
Revenues:
  Medical services                                      $37,172,000      $36,989,000     $ 34,077,000

Costs and expenses:
  Costs of operations:
    Medical services payroll                              7,533,000        7,312,000        6,984,000
    Maintenance and supplies                              5,959,000        6,698,000        6,766,000
    Depreciation                                          6,398,000        6,631,000        8,302,000
    Write-down of equipment                                      --               --        3,825,000
    Equipment rental                                      2,686,000        3,449,000        2,808,000
    Other                                                 4,468,000        3,981,000        3,990,000
  Selling and administrative                              5,901,000        5,309,000        8,432,000
  Interest                                                3,671,000        4,199,000        5,310,000
  Write-down of intangible assets                                --               --          600,000
                                                        -----------      -----------     ------------
Total costs and expenses                                 36,616,000       37,579,000       47,017,000
                                                        -----------      -----------     ------------
                                                            556,000         (590,000)     (12,940,000)

Gain on sale of assets and early
  termination of capital leases due to                      821,000            3,000          226,000
  casualty loss
Interest and other income                                   155,000          227,000          258,000
                                                        -----------      -----------     ------------
Income (loss) before income taxes and
  extraordinary item                                      1,532,000         (360,000)     (12,456,000)
Income tax expense (benefit)                                 10,000           (7,000)           3,000
                                                        -----------      -----------     ------------
Income (loss) before extraordinary item                   1,522,000         (353,000)     (12,459,000)

Extraordinary item--gain on early
  extinguishment of debt (net of income
  tax expense of $0)                                             --               --       19,803,000
                                                        -----------      -----------     ------------
Net income (loss)                                       $ 1,522,000      $  (353,000)    $  7,344,000
                                                        ===========      ===========     ============

Earnings (loss) per common share:
  Income (loss) before extraordinary item               $      0.32      $     (0.08)    $      (2.96)
  Extraordinary item                                    $      0.00      $      0.00     $       4.71
                                                        -----------      -----------     ------------
Net income (loss) per common share                      $      0.32      $     (0.08)    $       1.75
                                                        ===========      ===========     ============

Earnings (loss) per common share assuming dilution:
  Income (loss) before extraordinary item               $      0.24      $     (0.08)    $      (2.96)
  Extraordinary item                                    $      0.00      $      0.00     $       4.71
                                                        -----------      -----------     ------------
Net income (loss) per common share assuming
  dilution                                              $      0.24      $     (0.08)     $      1.75
                                                        ===========      ===========     ============


See accompanying notes.

                        American Shared Hospital Services

    Consolidated Statements of Stockholders' Equity (Net Capital Deficiency)


                                                              COMMON
                                                           STOCK OPTIONS   ADDITIONAL
                                   COMMON       COMMON       ISSUED TO      PAID-IN       ACCUMULATED
                                   SHARES        STOCK        OFFICER       CAPITAL         DEFICIT           TOTAL
                                 ---------    -----------    ----------    ---------     ------------     ------------
Balances at December 31, 1994    2,867,000    $ 8,795,000    $       --    $ 763,000     $(31,899,000)    $(22,341,000)
  Issuance of warrants
    to purchase 216,000
    shares of common stock              --             --            --      180,000               --          180,000
  Issuance of warrants
    to purchase 127,147
    shares of common stock              --             --            --      156,000               --          156,000
  Issuance of warrants
    to purchase 98,000
    shares of common stock              --             --            --       81,000               --           81,000
  Stock issuance costs                  --             --            --     (250,000)              --         (250,000)
  Issuance of common
    stock to officer               184,000        265,000            --           --               --          265,000
  Issuance of common
    stock to noteholders         1,193,000      1,575,000            --           --               --        1,575,000
  Issuance of common
    stock options to officer            --             --     2,414,000           --               --        2,414,000
  Net income                            --             --            --           --        7,344,000        7,344,000
                                 ---------    -----------    ----------    ---------     ------------     ------------
Balances at December 31, 1995    4,244,000     10,635,000     2,414,000      930,000      (24,555,000)     (10,576,000)
  Exercise of warrants
    to purchase 225,000
    shares of common stock         225,000          2,000            --           --               --            2,000
  Issuance of common
    stock to noteholders           287,000        430,000            --           --               --          430,000
  Issuance of common
    stock to Board members          13,000         22,000            --           --               --           22,000
  Net loss                              --             --            --           --         (353,000)        (353,000)
                                 ---------    -----------    ----------    ---------     ------------     ------------
Balances at December 31, 1996    4,769,000     11,089,000     2,414,000      930,000      (24,908,000)     (10,475,000)
  Net income                            --             --            --           --        1,522,000        1,522,000
                                 ---------    -----------    ----------    ---------     ------------     ------------
Balances at December 31, 1997    4,769,000    $11,089,000    $2,414,000    $ 930,000     $(23,386,000)    $ (8,953,000)
                                 =========    ===========    ==========    =========     ============     ============

See accompanying notes.

                        American Shared Hospital Services

                      Consolidated Statements of Cash Flows


                                                                    YEAR ENDED DECEMBER 31
                                                             1997           1996             1995
                                                         -----------     -----------     ------------
OPERATING ACTIVITIES
Net income (loss)                                        $ 1,522,000     $  (353,000)    $  7,344,000
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Extraordinary gain, after income taxes                        --              --      (19,803,000)
    Gain on sale of assets                                  (270,000)         (3,000)         (23,000)
    Gain on early termination of capital leases             (551,000)             --         (203,000)
    Depreciation                                           6,752,000       6,978,000        8,818,000
    Write-down of equipment                                       --              --        3,825,000
    Write-down of intangible assets                               --              --          600,000
    Compensation expense related to stock grants                  --              --        2,679,000
    Changes in operating assets and liabilities:
       (Increase) decrease in restricted cash               (433,000)        275,000        2,390,000
       (Increase) decrease in receivables                   (582,000)        (95,000)         264,000
       (Increase) decrease in prepaid
        expenses, inventories and other assets               (10,000)        493,000         (287,000)
      Increase (decrease) in accounts payable
        and accrued liabilities                              843,000       1,563,000         (674,000)
                                                         -----------     -----------     ------------
Net cash provided by operating activities                  7,271,000       8,858,000        4,930,000

INVESTING ACTIVITIES
Deposits made to purchase Gamma Knives                            --        (500,000)      (1,000,000)
Proceeds from sale and disposition of equipment              331,000          70,000          157,000
(Decrease) increase in minority interest                     (37,000)        442,000          129,000
Payment for purchase of property and equipment              (349,000)       (293,000)        (226,000)
Distributions received from partnerships                          --          15,000           55,000
Other                                                       (168,000)        (84,000)         210,000
                                                         -----------     -----------     ------------
Net cash used in investing activities                       (223,000)       (350,000)        (675,000)

FINANCING ACTIVITIES
Principal payments on long-term debt and
  obligations under capital leases                        (8,962,000)     (8,226,000)      (8,612,000)
Payment for exercise of warrants                                  --           2,000               --
Net proceeds (payments) from revolving line of credit      1,563,000          (8,000)      (1,000,000)
Proceeds from loan agreement                                      --              --        7,000,000
Note payable from related party                                   --              --        1,300,000
Payment for repurchase of senior subordinated notes               --        (360,000)      (3,893,000)
Other                                                             --              --          177,000
                                                         -----------     -----------     ------------
Net cash used in financing activities                     (7,399,000)     (8,592,000)      (5,028,000)
                                                         -----------     -----------     ------------
Net decrease in cash and cash equivalents                   (351,000)        (84,000)        (773,000)
Cash and cash equivalents at beginning of year               368,000         452,000        1,225,000
                                                         -----------     -----------     ------------
Cash and cash equivalents at end of year                 $    17,000     $   368,000     $    452,000
                                                         ===========     ===========     ============

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid                                            $ 3,689,000     $ 4,320,000     $  3,625,000
                                                         ===========     ===========     ============
Income taxes paid                                        $    29,000     $    31,000     $     82,000
                                                         ===========     ===========     ============

                       American Shared Hospital Services

                                                                      YEAR ENDED DECEMBER 31
                                                               1997            1996            1995
                                                           -----------     -----------     ------------
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Acquisition of equipment with lease/debt financing         $ 3,999,000     $ 9,996,000     $  1,342,000

(Decrease) increase in medical and capitalized
  lease equipment due to lease restructuring                        --      (1,461,000)        (480,000)
Decrease in medical and capitalized lease
  equipment due to early termination of leases              (1,137,000)             --               --
(Decrease) increase in capitalized lease
  obligations due to lease restructuring                            --      (1,461,000)        (480,000)
Decrease in capitalized lease obligations due
  to early termination of leases                            (2,036,000)             --               --
Accrued interest payable not paid as part of
  Senior Subordinated Notes Repurchase                              --          17,000        8,853,000
Stock and warrants issued to noteholders as
  part of Senior Subordinated Notes Repurchase                      --         430,000        1,836,000
Noncash portion of Senior Subordinated Notes redemption             --         413,000       13,801,000
Note receivable from officer added to basis of
  acquired asset                                                    --         248,000               --
Accounts payable converted to notes                            817,000       1,971,000               --

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

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, CuraCare, Inc. ("CuraCare"), MMRI, Inc., European Shared Medical Services Ltd., ACHES, AIS and its majority-owned subsidiary, GK Financing, LLC.

All significant intercompany accounts and transactions have been eliminated in consolidation.

                        American Shared Hospital Services

1. BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

BUSINESS (CONTINUED)

The Company faces severe competition from other providers of diagnostic imaging services, some of which have greater financial resources than the Company, and from equipment manufacturers, hospitals, imaging centers and physician groups owning in-house diagnostic units. Significant competitive factors in the diagnostic services market include equipment price and availability, performance quality, ability to upgrade equipment performance and software, service and reliability. The Company's current financial problems may adversely affect its ability to obtain and retain certain profitable customer contracts, and its current high debt burden may affect its ability to offer technologically advanced equipment in the future. Due to the Company's financial condition, the two stock exchanges which list the Company's stock are continuing to monitor the Company's financial condition to determine whether the Company's common shares will remain listed. The Company is currently negotiating the sale of a significant amount of its operating assets. (See Note 14 Subsequent Event.)

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

                        American Shared Hospital Services

2. ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE (CONTINUED)

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                   1997           1996               1995
                                                ----------    -------------     --------------
Numerator:
   Net income (loss) before extraordinary
      item                                      $1,522,000    $    (353,000)    $  (12,459,000)
   Extraordinary item                                   --               --         19,803,000
                                                ----------    -------------     --------------
Numerator for basic and diluted earnings
   (loss) per share                             $1,522,000    $    (353,000)    $    7,344,000
                                                ==========    =============     ==============

Denominator:
   Denominator for basic earnings (loss) per
      share - weighted-average shares            4,769,000        4,498,000          4,201,000
   Effect of dilutive securities
      Employee stock options                     1,574,000               --                 --
                                                ----------    -------------     --------------
Denominator for diluted earnings (loss) per
   share - adjusted weighted-average shares      6,343,000        4,498,000          4,201,000
                                                ==========    =============     ==============

Basic earnings per share:
   Income before extraordinary item             $     0.32    $       (0.08)    $        (2.97)
   Extraordinary item                                   --               --               4.71
                                                ----------    -------------     --------------
Net income                                      $     0.32    $       (0.08)    $         1.75
                                                ==========    =============     ==============

Diluted earnings per share:
   Income before extraordinary item             $     0.24    $       (0.08)    $        (2.97)
   Extraordinary item                                   --               --               4.71
                                                ----------    -------------     --------------
Net income                                      $     0.24    $       (0.08)    $         1.75
                                                ==========    =============     ==============

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

                        American Shared Hospital Services

4. OTHER ASSETS

Other assets consist of the following:

                                                              DECEMBER 31
                                                            1997        1996
                                                          --------    --------

Capitalized regulatory licensing fees                     $110,000    $ 90,000
Prepaid commissions                                        114,000     114,000
Purchased software, less accumulated amortization of
  $424,000 and $417,000 in 1997 and 1996, respectively      50,000      51,000
Investment in partnerships                                      --      33,000
Other assets                                               289,000     180,000
                                                          --------    --------
                                                          $563,000    $468,000
                                                          ========    ========

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

The components of the provision (benefit) for income taxes consist of the following:

                                                     LIABILITY METHOD
                                         ---------------------------------------
                                           1997            1996            1995
                                         --------         -------         ------
Current:
  Federal                                $     --         $    --         $   --
  State                                    10,000          (7,000)         3,000

Deferred (reduction):
  Federal                                      --              --             --
  State                                        --              --             --
                                         --------         -------         ------
                                         $ 10,000         $(7,000)        $3,000
                                         ========         =======         ======

The amounts relate to state income taxes, miscellaneous payments and refunds of federal and state income taxes and adjustments of amounts paid and accrued in prior years.

                        American Shared Hospital Services

7. INCOME TAXES (CONTINUED)

The provision (benefit) for income taxes as included in the consolidated financial statements is as follows:

                                                   1997         1996       1995
                                                 --------     -------     ------
Income (loss) before extraordinary gain          $ 10,000     $(7,000)    $3,000
Extraordinary gain                                     --          --         --
                                                 --------     -------     ------
                                                 $ 10,000     $(7,000)    $3,000
                                                 ========     =======     ======

The provision (benefit) for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (35% in 1997, 1996 and 1995) to income (loss) before taxes as follows:

                                                    1997           1996          1995
                                                -----------     ---------     -----------
Computed expected tax, including tax on
  extraordinary gain                            $   536,000     $(126,000)    $ 2,570,000
Change in valuation allowance                    (1,600,000)     (300,000)     (2,660,000)
State income taxes (benefit), net of federal         10,000        (7,000)          3,000
  benefit
Reduction in carryovers and tax attributes          984,000       323,000              --
Goodwill                                             59,000        88,000          77,000
Other                                                21,000        15,000          13,000
                                                -----------     ---------     -----------
                                                $    10,000     $  (7,000)    $     3,000
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

                        American Shared Hospital Services

8. STOCKHOLDERS' EQUITY (CONTINUED)

1995 Stock Option Plan (continued)

Changes in options outstanding under the 1984 and 1995 Stock Option Plans from January 1, 1995 to December 31, 1997 are as follows:

                                                                           WEIGHTED
                                         NUMBER          PRICE             AVERAGE
                                       OF SHARES       PER SHARE         EXERCISE PRICE
                                     -------------------------------------------------
Balance at January 1, 1995             256,000           $1.375-$7.50          --
   Granted                             256,000           $ 1.625               --
   Exercised                                --                --               --
   Forfeited                           (92,000)          $3.00 - $7.125        --
                                       -------
Balance at December 31, 1995            42,000           $1.375-$1.625         --
   Granted                              19,000                            $ 1.634
   Forfeited                           (22,000)                           $ 1.625
                                       -------
Balance at December 31, 1996           417,000                            $ 1.625
   Granted                              14,000                            $ 1.688
   Exercised                                --                                 --
   Forfeited                            (2,000)                           $ 1.596
                                       -------
Balance at December 31, 1997           429,000                            $ 1.627
                                       =======

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

The following table summarizes information about all options outstanding at December 31, 1997:

                                OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                      ----------------------------------------     ---------------------------
                                        WEIGHTED
                                         AVERAGE      WEIGHTED                      WEIGHTED
                                        REMAINING     AVERAGE                       AVERAGE
       RANGE OF          NUMBER        CONTRACTUAL    EXERCISE        NUMBER        EXERCISE
   EXERCISE PRICES    OUTSTANDING     LIFE (YEARS)      PRICE      EXERCISABLE       PRICE
   ----------------  -------------    ------------   ---------     -----------    ------------
    $          0.01     1,495,000           7.80      $  0.01        1,495,000     $   0.01
     1.625 - 1.6875       470,600           6.27         1.627         406,316         1.627
    ---------------     ---------      ---------      --------       ---------     ---------
    $  .01 - 1.6875     1,965,600           7.46      $  0.372       1,901,316     $   0.355
    ===============     =========      =========      ========       =========     =========


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

                                        1997             1996
                                    -----------       ----------
Expected life (years)                    9.5               9.5
Expected volatility                     93.8%             99.3%
Risk-free interest rate                  6.3%              7.9%

The weighted-average fair value of options granted during 1997 was $1.50. For pro forma purposes, the estimated fair value of the Company's options is amortized over the options' vesting period. The Company's pro forma information follows:

                                                     1997              1996
                                                 -------------     -------------

           Net income (loss)  As reported        $   1,522,000     $  (353,000)
                              Pro forma              1,458,000        (387,000)

           Net income (loss)
              per share       As reported                  .24           (0.08)
                              Pro forma                    .23           (0.06)

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

Warrants Issued in Conjunction with Lease Restructuring

In 1995 and 1996, as consideration for the financial accommodations granted in the restructuring of the Company's lease obligations, the Company issued immediately exercisable warrants to its primary provider of leased equipment, granting the right to purchase 97,853 and 127,147 common shares, respectively, at a price of $.01 per share. The Company recorded the transactions as a reduction of the debt payable to its primary provider, and of the extraordinary gain on the notes repurchase, and adjusted common stock and additional paid-in capital by the appraised value of the warrants. In 1996, these warrants were exercised to purchase 225,000 common shares.

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

Future minimum lease payments, together with the present value of the net minimum lease payments under capital leases at December 31, 1997, are summarized as follows:

                                                    NPV OF        MAINTENANCE
                                                   MINIMUM         AND OTHER        LEASE
                                                    LEASE        LEASE RELATED     PAYMENT
                                                  PAYMENTS          COSTS          TOTAL
                                                -------------    -------------   ------------
1998                                            $   7,487,000    $   1,916,000   $  9,403,000
1999                                                6,157,000        1,580,000      7,737,000
2000                                                3,261,000          653,000      3,914,000
2001                                                  917,000          158,000      1,075,000
2002                                                  442,000           46,000        488,000
Thereafter                                            226,000           16,000        242,000
                                                -------------    -------------   ------------
Total                                              18,490,000    $   4,369,000   $ 22,859,000
                                                                 =============   ============
Less amounts representing interest                  2,712,000
                                                -------------
Present value of net minimum lease payments        15,778,000
Less current portion                                6,145,000
                                                -------------
                                                $   9,633,000
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

The deferred gain on early lease termination of $296,000 included on the balance sheet as of December 31, 1997, reflects gains on a lease which was terminated in 1997 for which the lessor agreed to waive the obligations under that lease contingent upon the Company entering into two new leases with the lessor. The deferred gain on the lease termination will be amortized over the terms of the two new leases, which commence in the second quarter of 1998.

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


12. PURCHASE OF GAMMA KNIFE FROM RELATED PARTY

In January 1993, the Company entered into a commitment to purchase a Gamma Knife for $2,900,000 and lease the Gamma Knife to a hospital. During 1993, $1,090,000 was advanced to the equipment manufacturer (the "Manufacturer") including $800,000 advanced by a third-party lessor and guaranteed by the Chief Executive officer of the Company. The Company was unable to pay or finance scheduled progress payments and had been informed by the Manufacturer that the Company was in default under the terns of the purchase agreement and that such agreement was terminated.

                        American Shared Hospital Services

12. PURCHASE OF GAMMA KNIFE FROM RELATED PARTY (CONTINUED)

On April 6, 1994, the Company's agreements to purchase a Gamma Knife from an equipment manufacturer and lease the Gamma Knife to a hospital were terminated. As a settlement, the Company paid approximately $130,000 in interest and costs to the parties, and the Company's Chief Executive Officer agreed to enter into purchase and lease obligations substantially identical to those previously entered into by the Company. The Manufacturer has agreed to sell the Gamma Knife to, and the hospital agreed to lease the Gamma Knife from, the Company's Chief Executive Officer. Of the $1,090,000 in deposits previously paid to the Manufacturer, $800,000 was returned to the third-party lessor and $290,000 previously paid by the Company was advanced by the Company to the Chief Executive Officer who executed a promissory note payable. Concurrently, the third-party lessor agreed to fund the remaining $2,610,000 purchase price of the Gamma Knife on behalf of the Chief Executive Officer and the Company received an option to purchase the Gamma Knife from the Chief Executive Officer for an amount equal to the remaining debt obligation associated with the Gamma Knife plus costs and operating losses, if any, on the Gamma Knife.

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


13. COMMITMENTS AND CONTINGENCIES

On October 11, 1996 and October 17, 1995, the Company, through GKF, entered into quotation agreements to purchase a total of seven Gamma Knife units from the equipment manufacturer. Under the terms of the quotation agreements, the Company is committed to purchase this equipment for $19,654,000, effective when the equipment is placed in service at each customer location. At December 31, 1997, the Company had a $1,750,000 deposit related to these purchase commitments which is classified as construction in progress. GKF has a promissory note for $1,320,000 with the equipment manufacturer to provide funds for future capital expenditures. As of December 31, 1997, there have been no borrowings under this note.

                        American Shared Hospital Services

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

                          Financial Statement Schedule

                        American Shared Hospital Services

                        Valuation and Qualifying Accounts


                                 Additions                               Additions                                    Additions
                  Balance at     Charged to               Balance at     Charged to                   Balance at      Charged to
                 December 31,    Costs and     Amounts    December 31,   Costs and        Amounts     December 31,    Costs and
                    1994         Expenses    Written Off     1995         Expenses      Written Off      1996          Expenses
                 -----------    -----------  ----------   -----------    -----------    -----------   -----------    -----------
Allowance for
 uncollectible
 accounts        $(1,424,000)   $(1,347,000) $1,323,000   $(1,448,000)   $(1,014,000)   $ 1,222,000   $(1,240,000)   $(1,296,000)



                                 Balance at
                    Amounts     December 31,
                  Written Off      1997
                  -----------   -----------
Allowance for
 uncollectible
 accounts         $ 1,234,000   $(1,302,000)


                                  EXHIBIT INDEX


EXHIBIT
NUMBER                                          DESCRIPTION


23.1        Consent of Ernst & Young LLP.

