Form 10-Q
period 1998-09-30
AMERICAN SHARED HOSPITAL SERVICES
filed 1998-11-16
CIK 744825

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                    FORM 10-Q

(MARK ONE)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

AS OF NOVEMBER 6, 1998: THERE ARE OUTSTANDING 4,769,384 SHARES OF THE REGISTRANT'S COMMON STOCK.

                        AMERICAN SHARED HOSPITAL SERVICES
     PART I - FINANCIAL INFORMATION - CONDENSED CONSOLIDATED BALANCE SHEETS




                                                           (unaudited)             (audited)
                          ASSETS                         Sept. 30, 1998          Dec. 31, 1997
                                                         --------------          -------------
Current assets:
     Cash and cash equivalents                            $    106,000           $     17,000
     Restricted cash                                         1,028,000                651,000
     Receivables, less allowance for
         uncollectible accounts of $1,465,000
         ($1,302,000 in 1997)
              Trade accounts receivable                      6,909,000              6,658,000
              Other                                            566,000                472,000
                                                          ------------           ------------
                                                             7,475,000              7,130,000

     Prepaid expenses, inventories and other
         current assets                                        639,000                708,000
                                                          ------------           ------------
TOTAL CURRENT ASSETS                                         9,248,000              8,506,000


Property and equipment:

     Land, buildings & improvements                          1,622,000              1,572,000
     Medical, transportation & office equipment             19,275,000             12,202,000
     Capitalized leased medical and
         transportation equipment                           27,011,000             26,410,000
     Deposits and construction in progress                   1,103,000              1,901,000
                                                          ------------           ------------
                                                            49,011,000             42,085,000
     Accumulated depreciation & amortization               (26,397,000)           (21,983,000)
                                                          ------------           ------------
Net property & equipment                                    22,614,000             20,102,000
Other assets                                                 1,497,000                563,000
Intangible assets, less accumulated amortization               888,000              1,038,000
                                                          ------------           ------------
TOTAL ASSETS                                              $ 34,247,000           $ 30,209,000
                                                          ============           ============


LIABILITIES AND
STOCKHOLDERS' EQUITY                                       (unaudited)            (audited)
(NET CAPITAL DEFICIENCY)                                  Sept. 30, 1998         Dec. 31, 1997
                                                          ------------           ------------
Current liabilities:
      Accounts payable                                    $  7,246,000           $  3,693,000
      Accrued interest                                          90,000                 32,000
      Employee compensation and benefits                     1,162,000              1,050,000
      Other accrued liabilities                              1,067,000                841,000
      Current portion of long-term debt                      7,919,000              4,784,000
      Current portion of obligations
         under capital leases                                6,005,000              6,145,000
                                                          ------------           ------------
TOTAL CURRENT LIABILITIES                                   23,489,000             16,545,000

Long-term debt, less current portion                        11,619,000             11,936,000
Obligations under capital leases,
       less current portion                                  6,024,000              9,633,000
Deferred gain on early lease termination                       263,000                296,000
Deferred income taxes                                          164,000                164,000
Minority interest                                              685,000                588,000
Stockholders' equity (net capital deficiency):
      Common stock, without par value:
         authorized shares - 10,000,000; issued
         & outstanding shares, 4,769,000
         in 1998 and 1997                                   11,089,000             11,089,000
      Common stock options issued to officer                 2,414,000              2,414,000
      Additional paid-in capital                               930,000                930,000
      Accumulated deficit                                  (22,430,000)           (23,386,000)
                                                          ------------           ------------
Total stockholders' equity
      (net capital deficiency)                              (7,997,000)            (8,953,000)
                                                          ------------           ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (NET CAPITAL DEFICIENCY)                     $ 34,247,000           $ 30,209,000
                                                          ============           ============



                             See Accompanying Notes

                        AMERICAN SHARED HOSPITAL SERVICES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three Months ended September 30        Nine Months ended September 30
                                               --------------------------------       --------------------------------
                                                   1998                 1997              1998                 1997
                                               ------------        ------------       ------------        ------------
REVENUES:
     Medical services                          $ 10,402,000        $  9,361,000       $ 29,581,000        $ 27,702,000

COSTS AND EXPENSES:
     Costs of operations:

         Medical services payroll                 2,080,000           1,943,000          6,098,000           5,747,000

         Maintenance and supplies                 1,582,000           1,499,000          4,489,000           4,458,000

         Depreciation and amortization            1,650,000           1,524,000          4,604,000           4,793,000

         Equipment rental                         1,239,000             637,000          3,341,000           1,930,000

         Other                                    1,183,000           1,172,000          3,418,000           3,362,000
                                               ------------        ------------       ------------        ------------
                                                  7,734,000           6,775,000         21,950,000          20,290,000

     Selling and administrative                   1,274,000           1,478,000          4,095,000           4,428,000

     Interest                                       910,000             871,000          2,637,000           2,797,000
                                               ------------        ------------       ------------        ------------

Total costs and expenses                          9,918,000           9,124,000         28,682,000          27,515,000

Gain on sale of assets and
     early termination of capital leases             18,000             178,000            114,000             705,000

Interest and other income (expense)                 (45,000)             41,000            (50,000)            135,000
                                               ------------        ------------       ------------        ------------

Income before income taxes                          457,000             456,000            963,000           1,027,000

Income tax expense                                    6,000              10,000              7,000              10,000
                                               ------------        ------------       ------------        ------------

Net income                                     $    451,000        $    446,000       $    956,000        $  1,017,000
                                               ============        ============       ============        ============

Net income per share:

       Net income per common share             $       0.09        $       0.09       $       0.20        $       0.21

       Net income per common
           share assuming dilution             $       0.07        $       0.07       $       0.15        $       0.16



                             See Accompanying Notes

                        AMERICAN SHARED HOSPITAL SERVICES
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                               Nine Months ended September 30
                                                                               ------------------------------
                                                                                  1998                1997
                                                                               -----------        -----------
OPERATING ACTIVITIES:
Net income                                                                     $   956,000        $ 1,017,000
Adjustment to reconcile net income to net cash
     provided by (used in) operating activities:
         Loss (gain) on sale of assets                                               5,000           (155,000)
         Gain on early termination of capital leases                              (119,000)          (551,000)
         Depreciation and amortization                                           4,835,000          5,055,000
         Changes in operating assets and liabilities:
              (Increase) in restricted cash                                       (377,000)          (489,000)
              (Increase) decrease in accounts receivable                          (345,000)           115,000
              Decrease in prepaid expenses, inventories and other assets            69,000             52,000
              Increase in accounts payable and accrued liabilities               3,949,000          1,013,000
                                                                               -----------        -----------
     Net cash provided by operating activities                                   8,973,000          6,057,000

INVESTING ACTIVITIES:
     Purchase of property and equipment (net of financing)                         481,000           (237,000)
     Deposits on Gamma Knife units                                                (500,000)                 0
     Proceeds from sale of property and equipment                                    3,000             56,000
     Deferred costs on potential sale of subsidiaries                           (1,024,000)                 0
     Increase (decrease) in minority interest                                       97,000            (39,000)
     Other                                                                          85,000            (75,000)
                                                                               -----------        -----------
     Net cash used in investing activities                                        (858,000)          (295,000)

FINANCING ACTIVITIES:
     Net (payments) proceeds under revolving line of credit                     (1,072,000)           543,000
     Principal payments on long-term debt and capitalized leases                (6,954,000)        (6,650,000)
                                                                               -----------        -----------
     Net cash used in financing activities                                      (8,026,000)        (6,107,000)
                                                                               -----------        -----------
     Net increase (decrease) in cash and cash equivalents                           89,000           (345,000)
     Cash and cash equivalents at beginning of period                               17,000            368,000
                                                                               -----------        -----------
     Cash and cash equivalents at end of period                                $   106,000        $    23,000
                                                                               ===========        ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
     Cash paid during the period for:
         Interest                                                              $ 2,579,000        $ 2,787,000
                                                                               ===========        ===========
         Income taxes                                                          $    30,000        $    25,000
                                                                               ===========        ===========



                             See Accompanying Notes

                        AMERICAN SHARED HOSPITAL SERVICES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1. Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly American Shared Hospital Services' (the "Company") consolidated financial position as of September 30, 1998 and the results of its operations for the three and nine month periods ended September 30, 1998 and 1997, which results are not necessarily indicative of results on an annualized basis. Consolidated balance sheet amounts as of December 31, 1997 have been derived from audited financial statements. These financial statements include the accounts of the Company and its wholly- owned subsidiaries: CuraCare, Inc.; MMRI, Inc.; European Shared Medical Services Limited; American Shared Radiosurgery Services; African American Church Health and Economic Services, Inc.; ACHES Insurance Services, Inc.; and the Company's majority-owned subsidiary, GK Financing, LLC. All significant intercompany accounts have been eliminated.

At September 30, 1998, the Company had a working capital deficiency of $14,241,000 and a net capital deficiency of $7,997,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 2. Per Share Amounts

Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Medical Services revenues increased $1,041,000 and $1,879,000 for the three and nine month periods ended September 30, 1998 from $9,361,000 and $27,702,000 for the three and nine month periods ended September 30,1997. Revenues from Magnetic Resonance Imaging (MRI) services increased $491,000 and $1,656,000 for the three and nine month periods ended September 30, 1998 compared to the same periods in the prior year. The increase reflects the addition of two MRI units and performance of more diagnostic procedures per MRI unit due to enhanced sales and marketing efforts.

Computed Tomography (CT) revenues decreased $201,000 and $735,000 for the three and nine month periods ended September 30, 1998 compared to the same periods in the prior year primarily due to the termination of one in-house customer following the first quarter of 1997, and one less CT unit and fewer interim rental customers in 1998. Nuclear Medicine and Ultrasound revenues decreased $58,000 and $341,000 for the three and nine month periods ended September 30, 1998 compared to the same periods in the prior year due primarily to the termination of an in-house nuclear medicine contract in March, 1997 and one less mobile SPECT unit in 1998.

Contract Service revenues consisting of respiratory therapy services and cardiac catheterization laboratory revenues decreased $32,000 and increased $26,000 for the three and nine month periods ended September 30, 1998 compared to the same period in the prior year. The third quarter 1998 decrease was due to decreased utilization at one of the Company's Cardiac Catheterization laboratories. The nine month 1998 increase was due to increased revenues under the Company's Respiratory Therapy contract.

Gamma Knife revenues increased $844,000 and $1,279,000 for the three and nine month periods ended September 30, 1998 compared to the same periods in the prior year. The revenue increase was due to the commencement of the Company's third Gamma Knife unit in late September 1997, the Company's fourth Gamma Knife unit in late March 1998, and the company's fifth Gamma Knife unit in July 1998. The increase in revenues was partially offset by a volume associated rate decrease on the Company's first Gamma Knife unit. The Company extended its first Gamma Knife unit Agreement through September 2008. The Company has entered into Gamma Knife agreements with five additional medical centers, which are expected to become operational at various times during 1999.

Total costs of operations increased $959,000 and $1,660,000 for the three and nine month periods ended September 30, 1998 compared to the same periods in the prior year. Medical services payroll increased $137,000 and $351,000 for the three and nine month periods ended September 30, 1998 compared to the same periods in the prior year. The increase is primarily attributable to increased MRI staffing due to an increase in MRI units and utilization. Maintenance and supplies increased $83,000 and $31,000 for the three and nine month periods ended September 30, 1998 compared to the same periods in the prior year primarily due to an increase in MRI units. Depreciation and amortization increased $126,000 and decreased $189,000 for the three and nine month periods ended September 30, 1998 compared to the same periods in the prior year. The increase in third quarter 1998 is primarily attributable to the increase in Gamma Knife units. The nine month 1998 decrease reflects fewer MRI units accounted for as capitalized leases in 1998. Equipment rental increased $602,000 and $1,411,000 for the three and nine month periods ended September 30, 1998 compared to the same period in the prior year. The increase is primarily due to two replacements and three new MRI units accounted for as operating leases during 1998 and fourth quarter 1997. Other operating costs increased $11,000 and $56,000 for the three and nine month periods ended September 30, 1998 compared to the same periods in the prior year. The increase is primarily due to increased marketing costs related to the Gamma Knife units and increased insurance costs.

Selling and Administrative costs decreased $204,000 and $333,000 for the three and nine month periods ended September 30, 1998 compared to the same periods in the prior year. The decrease was primarily due to decreased salary, investor relations and legal expenses.

Interest expense increased $39,000 and decreased $160,000 for the three and nine month periods ending September 30, 1998 compared to the same periods in the prior year. The increase in the third quarter is primarily due to the addition of three Gamma Knife units. The nine month decrease was the result of decreased capitalized lease related interest.

Gain (loss) on sale of assets and early termination of capital leases decreased in the third quarter from a gain of $178,000 to a gain of $18,000 and in the nine month period from a gain of $705,000 to a gain of $114,000, as compared to the three and nine month periods ended September 30, 1997. The 1997 gains were the result of a gain on the early termination of a capital lease ($141,000) when the customer's in-house nuclear medicine contract was terminated during March of 1997, an insurance settlement ($388,000) following the loss of a mobile MRI Unit in an accident during second quarter 1997, and a gain on the sale of another MRI unit of $140,000. The gain in 1998 was primarily due to an early termination of capital lease. The Company can experience material fluctuations in this item depending on the timing of asset dispositions.

The Company had net income of $451,000 ($0.09 per common share) and $956,000 ($0.20 per common share) for the three and nine month periods ended September 30, 1998 compared to net income of $446,000 ($0.09 per common share) and $1,017,000 ($.21 per common share) for the same periods in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $106,000 at September 30, 1998 compared to $17,000 at December 31, 1997. The Company's cash position increased $89,000 due primarily to the Company's extension of payment terms on certain payables and leases. The Company's accounts payable increased due to costs associated with the potential sale of subsidiaries ($1,024,000) in addition to the extension of payment terms on certain payables and leases.

Restricted cash at September 30, 1998 and December 31, 1997 reflects cash that may only be used for the operations of GK Financing, LLC ("GKF") without the approval of both members. The increase of $377,000 in restricted cash is primarily due to cash flow from Gamma Knife operations. The increase in minority interest reflects that portion of profit attributable to the Company's minority member in GKF.

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

The various restructuring transactions described above cured all of the Company's then-outstanding defaults relating to its debt and lease obligations. The Company nevertheless remains highly leveraged and has significant cash payment requirements under its equipment leases and credit facilities. Scheduled equipment capital lease payments and operating lease payments during the 12 months ending December 31, 1998 are $7,318,000 and $3,093,000, respectively, with related maintenance commitments of approximately $1,916,000. Scheduled interest and principal payments under the Company's other debt obligations during such period are approximately $4,669,000 which excludes the Company's revolving line of credit balance of $4,366,000 at September 30, 1998, which matures on May 31, 1999. Current portion of long-term debt increased $3,135,000 in the third quarter 1998 due to a reclassification of a portion of the revolving line of credit as a short term obligation because it is now due in less than one year and the incurrence of Gamma Knife related debt. Although the Company's operating performance has improved, the Company is uncertain it will have the cash resources to pay all of its obligations when they are due. Accordingly, the Company will continue its program of expense reductions, revenue enhancements and asset sales as well as refinancing or renegotiating the terms of its fixed obligations ("Program"). The Company's ability to meet its obligations when due are dependent upon the success of the Company's Program. The inability of the Company to meet its obligations when due would result in a default which would permit the relevant obligor to accelerate the obligations and seek other remedies including seizure of the Company's medical imaging equipment. In such event, the Company would be forced to seek liquidation under Chapter 7 or reorganization under Chapter 11 of the United States Bankruptcy Code, if it could not satisfactorily restructure its obligations with creditors outside of bankruptcy proceedings.

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

On March 12, 1998, the Company and MMRI, Inc. entered into a Securities Purchase Agreement (the "Purchase Agreement") with Alliance Imaging, Inc., and two of its subsidiaries (collectively, the "Purchaser"). Pursuant to the Purchase Agreement, the Purchaser would acquire all of the outstanding common stock of CuraCare, Inc. and all of the partnership interests in American Shared-CuraCare. These entities together constitute the Company's diagnostic imaging business through which it provides MRI, CT, Ultrasound, Nuclear Medicine services, as well as Cardiac Catheterization Laboratory, and Respiratory Therapy services. The purchase price is $13,552,000 in cash and the assumption by the Purchaser of the liabilities of the Company's diagnostic imaging business, which at September 30, 1998 consisted of $20,851,000 in debt and $7,642,000 in other liabilities.

The Company entered into the proposed transaction in response to the industry trend toward consolidation, the increasingly difficult competitive environment for smaller participants, such as the Company, and to provide capital for the expansion of the Company's radiosurgery services business operated through its 81% interest in GK Financing, LLC. The proposed transaction is subject to customary conditions, including receipt of regulatory approvals and the approving vote of the holders of a majority of the Company's outstanding common shares. The Company has scheduled a Special Meeting of Shareholders to be held on November 13, 1998, to consider approval of the sale. The sale, if approved by the holders of a majority of the Company's outstanding common shares, is expected to close promptly after the Special Meeting of Shareholders. There can be no assurance that the transaction will be consummated. If the transaction is not consummated, the Company will continue to operate as an independent entity, and will have to restructure its obligations with creditors or continue to face the serious liquidity and other problems referred to above.

RECENT DEVELOPMENTS

On November 13, 1998, the shareholders approved and the Company consummated the sale of its diagnostic imaging business pursuant to the Purchase Agreement. Additional details regarding the transaction, including the number of votes in favor and opposed, the consideration received and certain pro forma financial information, will be provided in a Form 8-K, which will be filed by the Company pursuant to the requirements of the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.

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

                (b)      Reports on Form 8-K
                         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        AMERICAN SHARED HOSPITAL SERVICES
                                   Registrant


Date: November 13, 1998                     /s/ Ernest A. Bates, M.D.
                                            ------------------------------------
                                            Ernest A. Bates, M.D.
                                            Chairman of the Board and
                                            Chief Executive Officer



Date: November 13, 1998                     /s/Craig K. Tagawa
                                            ------------------------------------
                                            Craig K. Tagawa
                                            Senior Vice President
                                            Chief Financial Officer

                                EXHIBIT INDEX
                                -------------

                         Exhibit
                         Number                        Description
                         ------                        -----------
                         27               Financial Data Schedule