Form 10-K
period 1998-12-31
AMERICAN SHARED HOSPITAL SERVICES
filed 1999-03-31
CIK 744825

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                         COMMISSION FILE NUMBER 1-8789
                            ------------------------

                       AMERICAN SHARED HOSPITAL SERVICES
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                                     94-2918118
       (STATE OR OTHER JURISDICTION OF                         (IRS EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

    FOUR EMBARCADERO CENTER, SUITE 3620, SAN FRANCISCO, CALIFORNIA     94111
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 15, 1999, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $3,286,054.

     Number of shares of common stock of the registrant outstanding as of March 15, 1999: 3,972,372.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement for the 1999 Annual Meeting of its shareholders are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

     American Shared Hospital Services ("ASHS" and, together with its subsidiaries, the "Company") currently provides stereotactic radiosurgery services to five medical centers in three states. The Company provides these services through its 81% indirect interest in GK Financing, LLC, a California limited liability company ("GKF"). The remaining 19% of GKF is owned by Elekta Holdings U.S., Inc., a wholly owned subsidiary of Elekta AG, a Swedish company ("Elekta"). Elekta is the manufacturer of the Leksell Gamma Knife (the "Gamma Knife"). GKF is a non-exclusive provider of alternative financing services for Elekta.

     At present, the Company is developing a business plan for "The Operating Room for the 21st Century" (sm) concept and owns an insurance services business. Neither The Operating Room for the 21st Century nor the Company's insurance services business are expected to generate significant revenues within the next twelve months.

     During November 1998, the Company sold its diagnostic imaging business (the "Sale") to affiliates of Alliance Imaging, Inc. (the "Purchaser") for $13,552,000 in cash and the assumption by the Purchaser of substantially all of the liabilities of the diagnostic imaging business, including approximately $27.1 million in debt and other liabilities. Prior to this sale, the Company provided Magnetic Resonance Imaging ("MRI"), Computed Axial Tomography ("CT"), Ultrasound, Nuclear Medicine and Cardiac Catheterization Laboratory services to approximately 190 customers in 22 states. The diagnostic imaging business provided approximately 88%, 94% and 95% of the Company's revenues for the years ended December 31, 1998, 1997 and 1996, respectively.

     The Company was incorporated in the state of California in 1983 and its predecessor, Ernest A. Bates, M.D., Ltd. (d/b/a American Shared Hospital Services), a California limited partnership, was formed in June 1980.

GAMMA KNIFE OPERATIONS

     Gamma Knife stereotactic radiosurgery, a non-invasive procedure, is an alternative to conventional brain surgery or can be an adjunct to conventional brain surgery. Compared to conventional surgery, Gamma Knife surgery usually involves shorter patient hospitalization, lower risk of complications and can be provided at a lower cost. Typically, Gamma Knife patients resume their normal activities one or two days after treatment. The Gamma Knife treats the patient with 201 single doses of gamma rays that are focused with great precision on small, well circumscribed and critically located structures in the brain. The Gamma Knife delivers the concentrated dose of gamma rays from 201 sources of Cobalt 60 housed in the Gamma Knife. The 201 Cobalt 60 sources converge at the target area and deliver a dose that is high enough to destroy the diseased tissue without damaging surrounding healthy tissue.

     The Gamma Knife treats selected benign brain tumors (i.e. meningiomas, pituitary and acoustic neuromas, craniopharyngiomas), malignant tumors (i.e. gliomas, nasopharyngeal carcinomas, ocular meningiomas and solitary and multiple metastatic tumors), arteriovenous malformations and trigeminal neuralgia. Research is being conducted in the treatment of Parkinson's disease, epilepsy, and other functional disorders.

     There are currently 47 Gamma Knife units operating at 46 sites in the United States and 119 units worldwide. As of December 31, 1998, approximately 100,000 procedures had been performed worldwide. An estimated percentage breakdown of these 100,000 procedures by indications treated are as follows:
Benign (38%) and malignant (36%) tumors, vascular disorders (22%) and functional disorders (4%).

     The Company currently has five (5) Gamma Knife units at five (5) sites in the United States. The Company's first Gamma Knife commenced operation in September 1991. The Company's Gamma Knife units have performed approximately 2,060 procedures through December 31, 1998.

     Gamma Knife revenues for the Company during the five (5) years ended December 31, 1998, and the percentage of total revenues of the Company represented by the Gamma Knife for each of the last five years are set forth below:

                               TOTAL GAMMA KNIFE        GAMMA KNIFE/
 YEAR ENDED DECEMBER 31,    REVENUES (IN THOUSANDS)    TOTAL REVENUES
 -----------------------    -----------------------    --------------
1998......................          $4,156                  11.8%
1997......................          $2,384                   6.4%
1996......................          $2,030                   5.5%
1995......................          $1,325                   3.9%
1994......................          $1,411                   3.7%

     The Company conducts its Gamma Knife business through its 81% indirect interest in GKF. The remaining 19% interest is indirectly owned by Elekta. GKF, a limited liability company, was formed in October 1995. The Company contributed two customer contracts for its 81% membership interest and Elekta contributed cash of approximately $700,000 for its 19% membership interest in GKF. At GKF's inception, Elekta additionally guaranteed a loan in the amount of $1,300,000 by a third party lender to GKF for deposits on four (4) Gamma Knife units and also made available a loan in the amount of $1,320,000. The loan for $1,300,000 has been refinanced by another third party lender without Elekta's guarantee. GKF never drew down funds on the $1,320,000 loan and the loan commitment has expired.

     GKF is managed by its policy committee. The policy committee is composed of one representative from the Company, Ernest A. Bates, M.D., and one representative from Elekta. The policy committee sets the operating policy for GKF. The policy committee may act only with the unanimous approval of all of its members. The policy committee selects a manger to handle GKF's daily operations. Craig K. Tagawa, Chief Executive Officer of GKF, serves as the GKF's manager.

     GKF profits and/or losses and any cash distributions are allocated based on membership interests. GKF is required to have a cash reserve of at least $50,000 prior to cash distributions to its members. As of December 31, 1998, $1,176,000 was available for distribution to members. From inception to December 31, 1998, GKF had distributed in the aggregate $100,000 to the Company.

RISKS OF GAMMA KNIFE BUSINESS

     There are significant risks involved in the Company's Gamma Knife business, including the following:

     - Each Gamma Knife unit requires a substantial capital investment. The Company's cost for a Gamma Knife is approximately $2,900,000. Due to the structure of its contracts with medical centers, there can be no assurance that this cost will be fully recovered or that the Company will earn a satisfactory return on its investment.

     - There is a limited market for the Gamma Knife. Due to the substantial costs of acquiring a Gamma Knife, the Company must identify medical centers that possess large enough neurosurgery and oncology departments capable of performing a large number of Gamma Knife procedures. The Company has identified approximately 200 such medical centers in the United States as potential future sites. There were 47 operating Gamma Knife units in the United States at the end of February 1999, five (5) of which are Company-supplied units. There can be no assurance that the Company will be successful in placing units at a significant number of sites in the future.

     - There are currently four companies (in addition to the Company) that supply the Gamma Knife to potential customers. Two of the four companies have purchased a Gamma Knife within the last twelve months. The Company does not currently have an exclusive relationship with Elekta and has lost sales in the past to customers that choose to purchase a Gamma Knife directly from Elekta. In addition, the Company may continue to lose sales in the future to such customers and may also lose sales to competitors of the Company. There can be no assurance that the Company will be able to successfully compete against others to place units in the future.

     - There are several methods of radiosurgery that compete against the Gamma Knife, including the modified linear accelerator and microsurgery. Currently, there are approximately 200 medical centers in the United States with modified linear accelerators. Each of the medical centers targeted by the Company could decide to acquire a modified linear accelerator instead of a Gamma Knife. In addition, surgeons who are primarily responsible for referring patients for Gamma Knife surgery may not be willing to make such referrals for various reasons. There can be no assurance that the Company will be able to secure a sufficient number of sites or Gamma Knife procedures to attain profitability and growth.

     - The amount reimbursed to medical centers for each Gamma Knife treatment may decline in the future. The reimbursement decrease may come from Federally mandated programs (i.e. Medicare and Medicaid) and other third party payor groups. A significant amount of the Company's existing contracts are reimbursed by the medical center to the Company on a fee-for-service basis. The primary risk to the Company under this type of contract is that actual volumes of procedures were less than projected. In July 1998, the Company began a contract on a shared revenue basis. Revenues under this contract and any future shared revenue basis contracts will be impacted by any reimbursement rate change. A significant number of future contracts for Gamma Knife services may be based on a shared revenue instead of a fee-for-service basis. There can be no assurance that future changes in healthcare regulations and reimbursement rates will not adversely affect the Company's Gamma Knife revenues.

     - As with other highly sophisticated medical equipment, there is constant change and innovation in the market. New and improved medical equipment can be introduced that could make the Gamma Knife technology obsolete and that would make its operation uneconomic. It is expected that Elekta will introduce an upgraded Gamma Knife in the near future. This upgrade is anticipated to primarily automate the patient positioning process and therefore involve less health care provider intervention. Three (3) of the Company's existing Gamma Knife units are upgradeable. The cost for the new unit or the upgrade package is not known at this time.

CUSTOMERS

     The Company's primary business is the outsourcing of Gamma Knife stereotactic radiosurgery services. The market for these services primarily consists of major urban medical centers. The Gamma Knife business is capital intensive. Purchasing and installing each Gamma Knife costs between $3,200,000 and $4,000,000. Typically, the Company's costs for acquisition are approximately $2,900,000, with the medical center paying for site and installation costs.

                                                              ORIGINAL
                      CUSTOMER                            TERM OF CONTRACT        BASIS OF PAYMENT
                      --------                            ----------------        ----------------
EXISTING SITES
UCSF-Stanford Health Care                                   10 years                fee per use
  San Francisco, California
USC University Hospital                                     5 years                 fee per use
  Los Angeles, California
Hoag Memorial Hospital Presbyterian                         10 years                fee per use
  Newport Beach, California
Southwest Texas Methodist Hospital                          10 years                fee per use
  San Antonio, Texas
Yale New Haven Ambulatory Services Corporation              10 years              revenue sharing
  New Haven, Connecticut

SITES UNDER DEVELOPMENT
Kettering Medical Center                                    10 years                fee per use
  Kettering, Ohio
New England Medical Center                                  10 years                fee per use
  Boston, Massachusetts
JFK Medical Center                                          10 years                fee per use
  Edison, New Jersey
University of Arkansas                                      15 years              revenue sharing
  Little Rock, Arkansas
Hospital Barra D'Or                                         10 years                fee per use
  Rio de Janeiro, Brazil

     One of the Company's contracts ends in the third quarter of 1999 and the Company currently is negotiating an extension with that customer. If the Company cannot negotiate an extension with that customer, the contract will terminate in third quarter 1999. The Company estimates that one site under development will become operational in second quarter 1999 and three additional sites under development will become operational in third quarter 1999. The Company's contract with Hospital Barra D'Or is currently being renegotiated with the customer in light of the changes in the Brazilian economic environment. If the contract cannot be successfully renegotiated, it will be terminated.

     The Company's fee per use agreement is typically for a ten year term. The fixed fee per use reimbursement amount the Company receives from the customer is based on the Company's cost to provide the service and the anticipated volumes of the customer. The contracts signed by the Company typically call for a fee ranging from $7,500 to $9,500 per procedure. There are no minimum volume guarantees required of the customer. Typically, GKF is responsible for providing the Gamma Knife and related ongoing Gamma Knife expenses (i.e. personal property taxes, insurance, equipment maintenance and marketing services). Typically, the customer is obligated to pay site and installation costs and the costs of operating the Gamma Knife. Generally, the customer can either renew the agreement or terminate the agreement upon the termination date of the agreement. If the customer chooses to terminate the agreement, then GKF removes the equipment from the medical center.

     The Company's revenue sharing agreement is typically for a period of ten to fifteen years. Instead of receiving a fixed fee, the company receives a percentage of the reimbursement (exclusive of physician fees) received by the customer less the operating expenses of the Gamma Knife. The Company is at risk to any reimbursement rate changes for Gamma Knife services by third party payors. The Company is also at risk if it inefficiently operates its Gamma Knife services. There are no minimum volume guarantees required of the customer.

     No single customer accounted for 10% or more of the Company's total revenues in 1998 or 1997, but each of the five Gamma Knife customers accounted for more than 10% of the Company's Gamma Knife services revenues, in those years of operation.

MARKETING

     At the end of 1998, the Company employed one sales executive. The Company markets its services through its preferred provider status with Elekta and a direct sales effort. The major advantages to a health care provider in contracting with the Company for Gamma Knife services include:

     - The medical center avoids the high cost of owning the equipment. By not acquiring the Gamma Knife unit, the medical center is able to allocate the funds required to purchase the Gamma Knife to other projects.

     - The medical center avoids the risk of Gamma Knife under-utilization. The Company does not have minimum volume requirements. The medical center pays the Company only for each Gamma Knife procedure performed on a patient.

     - The medical center transfers the risk of technological obsolescence to the Company. The medical center and its physicians are not under any obligation to utilize technologically obsolete equipment.

FINANCING

     The Company's Gamma Knife business is operated through GKF. GKF has funded its existing Gamma Knife units with loans from a single lender for 100% of the cost of the Gamma Knife, plus any sales tax, customs and duties. The loans are fully amortized over an 84 month period. The loans are collateralized by the Gamma Knife and customer contracts and are without recourse to the Company and Elekta.

     GKF currently has loan commitments and has received progress payments from its primary lender for four (4) of its five (5) Gamma Knife projects under development. The loan commitments require that GKF has a debt to equity plus subordinated debt ratio of 5 to 1. After recognition of a $810,000 and $190,000 cash distribution from GKF to the Company and Elekta, respectively, in January 1999, GKF must increase its equity and/or subordinated debt balances by approximately $1,400,000 to be eligible for full funding of its approximately $11,000,000 cash requirement for its four (4) projects in development. GKF currently has the capability for additional borrowings of $3,800,000, which is adequate to meet its customer obligations through the middle of the second quarter of 1999.

     GKF and the Company are exploring options as to how GKF can best meet its customer obligations. These options include (i) requesting a waiver of GKF's debt to equity covenant from GKF's primary lender, (ii) the Company and Elekta making additional capital contributions when necessary, and (iii) the Company providing subordinated debt to GKF. The Company has the financial resources to allow GKF to meet its customer obligations and intends to provide these financial resources so that GKF can meet its obligations to its customers.

COMPETITION

     Conventional neurosurgery is the primary competitor of Gamma Knife radiosurgery. Gamma Knife surgery is gaining acceptance as an alternative and/or adjunct to conventional surgery due to its comparable morbidity outcomes for certain procedures as well as its non-invasiveness. Utilization of the Company's Gamma Knife units is contingent on the acceptance of Gamma Knife radiosurgery by the customer's neurosurgeons, radiation oncologists and referring physicians. In addition, the utilization of the Company's Gamma Knife units is impacted by the proximity of competing Gamma Knife centers and providers using modified linear accelerators to perform radiosurgery.

     The Company's ability to contract with additional customers for Gamma Knife services is dependent on its ability to compete against (i) other companies that outsource Gamma Knife services, (ii) Elekta, the manufacturer of the Gamma Knife, and (iii) manufacturers of competing radiosurgery devices (primarily modified linear accelerators). The Company does not have an exclusive relationship with Elekta and has lost sales in the past to customers that choose to purchase a Gamma Knife directly from Elekta. The Company may continue to lose sales in the future to such customers and may also lose sales to competitors of the Company.

GOVERNMENT REGULATION

     The Company's Gamma Knife services customers receive payments for patient care from federal government and private insurer reimbursement programs. Currently, Gamma Knife services are performed predominantly on an in-patient basis, although some are performed on an out-patient basis.

     A Prospective Payment System ("PPS") is utilized to reimburse hospitals for care given to hospital in-patients covered by federally funded reimbursement programs. Patients are classified into a Diagnosis Related Group ("DRG") in accordance with the patient's diagnosis, necessary medical procedures and other factors. Patient reimbursement is limited to a predetermined amount for each DRG. The reimbursement payment may not necessarily cover the cost of all medical services actually provided because the payment is predetermined. Effective October 1, 1997, Gamma Knife services for Medicare hospital in-patients were reclassified from DRG 1 to either DRG 7 or DRG 8. This reclassification is estimated to reduce medical center revenues from the Medicare DRG program by approximately 30%. In the future, this reduction may lower reimbursement from other third party payors.

     In 1986 and again in 1990, Congress enacted legislation requiring the Department of Health and Human Services ("DHHS") to develop proposals for a PPS for hospital outpatient services. DHHS has proposed a new payment system, Ambulatory Product Classifications ("APC"), which affects all outpatient services, including those performed in a hospital based or free-standing facility. APC were scheduled to take effect January 1, 2000. The implementation of APC have been delayed due to year 2000 computer issues and the volume of responses to the proposed APC system.

     The APC consist of 346 clinically, homogenous classifications or groupings of codes that are typically used in outpatient billing. Outpatient services will be bundled with fixed rates of payment determined according to specific regional and national factors, similar to that of the in-patient PPS. Overall, the system is expected to reduce payments for select services and encourage the most efficient use of resources for outpatient care.

     The current APC proposal categorizes radiosurgery under conventional radiation therapy. Therefore, both procedures would receive the same reimbursement amounts. This categorization makes no distinction with regard to the types of resources utilized (e.g. technology) for each procedure classification. Therefore, regardless of resource consumption and clinical outcomes, all procedures within a group qualify for equal reimbursement. Specifically, stereotactic radiosurgery would receive the same reimbursement per session as conventional radiation therapy. This would result in a significant reimbursement decrease for Gamma Knife patients covered by Medicare treated on an outpatient basis. Various groups are informing DHHS of the discrepancies of these service levels in an attempt to be compensated in line with the intent of the APC system. It is not the intent of the APC system to compensate providers similarly for clinically different procedures.

     The Company has one shared revenue basis contract that is directly affected by changes in payment rates by Medicare and other third party payors. A number of future contracts for Gamma Knife services may be on a shared revenue basis instead of a fee-for-service basis. As a result of lower reimbursement rates, profitability from future contracts will be reduced unless the number of Gamma Knife procedures can be increased or if the costs to provide Gamma Knife services can be lowered.

     The payment of remuneration to induce the referral of health care business has been a subject of increasing governmental and regulatory focus in recent years. Section 1128B(b) of the Social Security Act

(sometimes referred to as the "federal anti-kickback statute") provides criminal penalties for individuals or entities that knowingly and willfully offer, pay, solicit or receive remuneration in order to induce referrals for items or services for which payment may be made under the Medicare and Medicaid programs and certain other government funded programs. The Social Security Act provides authority to the Office of Inspector General through civil proceedings to exclude an individual or entity from participation in the Medicare and state health programs if it is determined any such party has violated Section 1128B(b) of the Social Security Act. The Company believes that it is in compliance with the federal anti-kickback statute. Additionally, the Omnibus Budget Reconciliation Act of 1993, often referred to as "Stark II", bans physician self referrals to providers of designated health services with which the physician has a financial relationship. The term "designated health services" includes: clinical laboratory services, physical therapy services, occupational therapy services, radiology or other diagnostic services, radiation therapy services, durable medical equipment, parenteral and enteral nutrients, equipment and supplies, home health services, outpatient prescription drugs, in-patient and outpatient hospital services. On January 1, 1995, the Physician Ownership and Referral Act of 1993 became effective in California. This legislation prohibits physician self-referrals for covered goods and services including diagnostic nuclear medicine and diagnostic imaging if the physician (or the physician's immediate family) concurrently has a financial interest in the entity receiving the referral. The Company believes that it is in compliance with these rules and regulations.

     Legislation in various jurisdictions requires that health facilities obtain a Certificate of Need ("CON") prior to making expenditures for medical technology in excess of specified amounts. One of the Company's existing customers was required to obtain a CON. The CON procedure can be expensive and time consuming and may impact the length of time before Gamma Knife services commence. CON requirements vary from state to state in their application to the operations of both the Company and its customers. In some jurisdictions the Company is required to comply with CON procedures to provide its services and in other jurisdictions customers must comply with CON procedures before using the Company's services.

     The Company's Gamma Knife units contain Cobalt 60 radioactive sources. The medical centers that house the Company's Gamma Knife units are responsible for obtaining possession and user's licenses for the Cobalt 60 source.

     The Company believes it is in substantial compliance with the various rules and regulations that affect its businesses.

INSURANCE AND INDEMNIFICATION

     The Company's contracts with equipment vendors generally do not contain indemnification provisions. The Company maintains a comprehensive insurance program covering the value of its property and equipment, subject to deductibles which the Company believes are reasonable.

     The Company's customer contracts generally contain mutual indemnification provisions. The Company maintains general and professional liability insurance. The Company is not involved in the practice of medicine and therefore believes its present insurance coverage and indemnification agreements are adequate for its business.

EMPLOYEES

     At December 31, 1998, the Company employed approximately 25 employees on a full-time basis and approximately 2 employees on a part-time basis. None of these employees is subject to a collective bargaining agreement and there is no union representation within the Company. The Company maintains various employee benefit plans and believes its employee relations are good. The Company expects to employ fewer than ten (10) people after it completes its transition service obligations to the purchaser of its diagnostic imaging business in April 1999.

EXECUTIVE OFFICERS OF THE COMPANY

     The following table provides current information concerning those persons who serve as executive officers of the Company. The executive officers were appointed by the Board of Directors and serve at the discretion of the Board of Directors.

        NAME:              AGE:                      POSITION:
        -----              ----                      ---------
Ernest A. Bates, M.D.       62       Chairman of the Board of Directors, Chief
                                     Executive Officer
Craig K. Tagawa             45       Senior Vice President -- Chief Operating
                                     and Financial Officer
Richard Magary              58       Senior Vice President -- Administration,
                                     Assistant Secretary
Gregory Pape                43       Senior Vice President -- Sales and
                                     Marketing

     ERNEST A. BATES, M.D., founder of the Company, has served in the positions listed above since the incorporation of the Company, except for the periods May 1, 1991 through November 6, 1992 and February 1989 through August 1989, during which time Dr. Bates did not serve in the capacity of President and Chief Operating Officer. Dr. Bates is a graduate of the Johns Hopkins University and the University of Rochester School of Medicine. He is currently an Assistant Clinical Professor of Neurosurgery at the University of California Medical Center at San Francisco, and a member of the Board of Trustees of the Johns Hopkins University and the University of Rochester, a Director of the Industrial Policy Advisory Committee of the Engineering Research Center (CISST) at Johns Hopkins University, a Member of the State of California High Speed Rail Authority, and a Member of the Board of Directors of Salzburg Seminar.

     CRAIG K. TAGAWA has assumed the additional duties of Chief Operating Officer since February 1999 in addition to serving as Chief Financial Officer since May 1996. Mr. Tagawa also served as Chief Financial Officer from January 1992 through October 1995. Previously a Vice President in such capacity, Mr. Tagawa became a Senior Vice President on February 28, 1993. He is also the Chief Executive Officer of GK Financing, LLC. From September 1988 through January 1992, Mr. Tagawa served in various positions with the Company. From 1982 through August 1988, Mr. Tagawa served as Vice President of Finance and Controller of Medical Ambulatory Care, Inc., the Dialysis division of National Medical Enterprises, Inc. (now Tenet Healthcare Corporation), an owner and operator of hospitals and other health care businesses. Mr. Tagawa received his Undergraduate degree from the University of California at Berkeley and his M.B.A from Cornell University.

     RICHARD MAGARY has served as Senior Vice President -- Administration since February 28, 1993 and Assistant Secretary since 1985. Mr. Magary will conclude his current duties in April or May of 1999 and become an advisor to the Company. From April 1987 through February 1993, Mr. Magary served as a Vice President in the same capacity. From 1982 through March 1987, he served as Chief Financial Officer of the Company and its predecessor. Mr. Magary is a graduate of the University of San Francisco.

     GREGORY PAPE has served as Senior Vice President -- Sales and Marketing since June 1994. From January 1993 through June 1994, Mr. Pape was a Zone Vice President -- Sales and Marketing for the Company. Mr. Pape served in the capacity of Regional Sales Manager for the Company for the period from March 1991 through January 1993. From September 1989 through February 1991, Mr. Pape was a Regional Sales Manager for Medical Imaging Corporation of America, Inc. Mr. Pape earned his undergraduate degree at the University of Miami, with postgraduate work in law at the University of Dayton, Ohio.

ITEM 2. PROPERTIES

     The Company's corporate offices are located at Four Embarcadero Center, Suite 3620, San Francisco, California, where it leases 2,996 square feet for $9,275 per month. This lease runs through September 1999.

     The Company's administrative office is located in Modesto, California, where it leases 5,413 square feet for $6,135 per month. This lease runs through May 1999.

     For the year ended December 31, 1998, the Company's aggregate net rental expenses for all properties and equipment were approximately $4,696,000.

ITEM 3. LEGAL PROCEEDINGS

     There are no material pending legal proceedings involving the Company or any of its property. The Company knows of no legal or administrative proceedings against the Company contemplated by governmental authorities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At a special meeting of shareholders on November 13, 1998, the shareholders of the Company approved the Sale pursuant to the Securities Purchase Agreement dated as of March 12, 1998 among the Company and the Purchaser. Holders of 3,494,291 common shares voted in favor of the sale, 13,675 common shares voted against, and 3,500 shares abstained. The shares voting in favor of the sale represented 98.6% of the total number of shares present in person or by proxy at the Special Meeting of Shareholders and 73.3% of the outstanding common shares. The Sale closed immediately following the Special Meeting.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common shares, no par value (the "Common Shares"), are currently traded on the American Stock Exchange ("AMEX") and the Pacific Exchange ("PCX"). The Company's losses and net capital deficiency have caused the Company to no longer satisfy the minimum criteria with respect to net income and net worth for continued listing published by the AMEX. The per share trading price is also below the minimum criteria of such exchange. The closing per share price of the Common Shares was $1.125 on March 12, 1999. The Company has been advised that its net capital deficiency is inconsistent with the criteria applied by the PCX for continued listing on such exchange. The AMEX and the PCX are continuing to monitor the Company's financial condition in order to determine whether the Common Shares will continue to be listed for trading thereon. With the completion of the Sale, the Company believes it now meets AMEX's and PCX's minimum criteria. The Company will submit its audited financial statements to AMEX and PCX and believes rulings regarding continued listing will be issued by AMEX and PCX in second quarter 1999.

     The table below sets forth the high and low closing sales prices of the Common Shares of the Company on the American Stock Exchange Consolidated Reporting System for each full quarter for the last two fiscal years.

                            PRICES FOR COMMON SHARES

                    QUARTER ENDING                        HIGH          LOW
                    --------------                       ------        -----
March 31, 1997.........................................  2 3/16        1 3/8
June 30, 1997..........................................  1 5/8         3/4
September 30, 1997.....................................  1 7/8         1
December 31, 1997......................................  2 3/16        1 7/16
March 31, 1998.........................................  1 15/16       1 3/8
June 30, 1998..........................................  1 7/8         1 1/4
September 30, 1998.....................................  1 1/4         5/8
December 31, 1998......................................  1 1/4         5/8

     The Company estimates that there were approximately 1200 beneficial holders of its Common Shares as of December 31, 1998. On March 8, 1999, the Company repurchased substantially all of its remaining securities owned by two major holders who acquired them in the Company's 1995 restructuring (see "Subsequent Events").

     The Company did not pay cash dividends in 1998 and does not anticipate paying cash dividends in 1999.

ITEM 6. SELECTED FINANCIAL DATA SUMMARY OF OPERATIONS

                                                             YEAR ENDED DECEMBER 31,
                                                --------------------------------------------------
                                                 1998      1997       1996       1995       1994
                                                -------   -------   --------   --------   --------
                                                   (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
Medical services revenues.....................  $35,162   $37,172   $ 36,989   $ 34,077   $ 38,545
                                                =======   =======   ========   ========   ========
Costs of operations...........................   25,826    27,044     28,071     32,675     34,145
Selling and administrative expense............    5,116     5,901      5,309      8,432      5,971
Interest expense..............................    3,186     3,671      4,199      5,310      7,423
Write-down of intangible assets...............        0         0          0        600          0
                                                -------   -------   --------   --------   --------
Total costs and expenses......................   34,128    36,616     37,579     47,017     47,539
                                                -------   -------   --------   --------   --------
                                                  1,034       556       (590)   (12,940)    (8,994)
(Loss) gain on sale of assets and early
  termination of capital leases...............       (2)      821          3        226      3,294
Gain on disposal of product line..............   20,478       N/A        N/A        N/A        N/A
Interest and other income.....................       54       155        227        258        183
                                                -------   -------   --------   --------   --------
Income (loss) before income taxes and
  extraordinary item..........................   21,564     1,532       (360)   (12,456)    (5,517)
Income tax provision (benefit)................    1,513        10         (7)         3         20
                                                -------   -------   --------   --------   --------
Income (loss) before extraordinary item.......   20,051     1,522       (353)   (12,549)    (5,537)
Extraordinary Item............................        0         0          0     19,803        362
                                                -------   -------   --------   --------   --------
Net income (loss).............................  $20,051   $ 1,522   $   (353)  $  7,344   $ (5,175)
                                                =======   =======   ========   ========   ========
Earnings (loss) per common share:
  Income (loss) before extraordinary item.....  $  4.23   $  0.32   ($  0.08)  $  (2.96)  $  (1.93)
  Extraordinary item..........................  $  0.00   $  0.00   $   0.00   $   4.71   $   0.13
                                                -------   -------   --------   --------   --------
  Net income (loss)...........................  $  4.23   $  0.32   $  (0.08)  $   1.75   $  (1.80)
                                                =======   =======   ========   ========   ========
Earnings (loss) per common share assuming
  dilution:
  Income (loss) before extraordinary item.....  $  3.15   $  0.24   $  (0.08)  $  (2.96)  $  (1.93)
  Extraordinary item..........................  $  0.00   $  0.00   $   0.00   $   4.71   $   0.13
                                                -------   -------   --------   --------   --------
  Net income (loss)...........................  $  3.15   $  0.24   $  (0.08)  $   1.75   $  (1.80)
                                                =======   =======   ========   ========   ========

                                                             YEAR ENDED DECEMBER 31,
                                                --------------------------------------------------
                                                 1998      1997       1996       1995       1994
                                                -------   -------   --------   --------   --------
                                                   (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
BALANCE SHEET DATA
Restricted cash...............................  $ 2,226   $   651   $    218   $    493   $  2,883
Working capital (deficiency)..................    9,088    (8,039)   (10,888)    (6,793)   (33,369)
Total assets..................................   26,919    30,209     32,969     31,335     47,222
Current portion of long-term debt and
  obligations under capitalized leases........    1,885    10,929     13,182      8,720     11,214
Long-term debt and obligations under
  capitalized leases, less current portion....    8,823    21,569     23,935     26,125     24,244
Senior subordinated notes.....................        0         0          0        773     18,467
Shareholders' equity (Net capital
  deficiency).................................  $11,096   $(8,953)  $(10,475)  $(10,576)  $(22,341)

See accompanying notes

(1) In June 1995, ASHS incorporated a new wholly-owned subsidiary, African American Church Health and Economic Services, Inc. ("ACHES") and ACHES' wholly-owned subsidiary, ACHES Insurance Services, Inc. ("AIS"), and in October 1995, entered into an operating agreement granting to American Shared Radiosurgery Services (a California corporation and a wholly-owned subsidiary of the Company) an 81% ownership interest in GK Financing, LLC. Accordingly, the financial data for the Company presented above include the results of the establishment of ACHES, AIS, and GK Financing, LLC for 1995 through 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     During the years ended December 31, 1998, 1997 and 1996, approximately 88%, 94% and 95%, respectively, of the Company's revenues were derived from its diagnostic imaging business. The Company sold its diagnostic imaging business in November 1998. Currently, the Company's business consists of the provision of Gamma Knife services, which accounted for only 12%, 6% and 5% of the Company's total revenues during the years ended December 31, 1998, 1997 and 1996, respectively. As a result of the Sale, the Company was relieved of substantially all of the liabilities of the imaging division, consisting of approximately $27,100,000 of debt and other obligations, and received approximately $13,500,000 of cash. The Sale resulted in a one-time gain of $20,478,000, which eliminated the Company's capital deficiency. Following the Sale, the Company's operations were significantly reduced and it has substantially reduced its staff. Accordingly, the discussion below, which largely reflects the Company's operations prior to the Sale, is not an indication of results anticipated by the Company for 1999 or future years.

     The Company had net income of $20,051,000 ($4.23 per share) on medical services revenues of $35,162,000 in 1998. Included in net income for 1998 is a $20,478,000 gain on disposal of product line less Sale-related income taxes of $1,500,000. The Company had net income of $1,522,000 ($0.32 per share) on medical services revenues of $37,172,000 in 1997.

TOTAL REVENUES

                                                    INCREASE               INCREASE
                                          1998     (DECREASE)    1997     (DECREASE)    1996
                                         -------   ----------   -------   ----------   -------
                                                            (IN THOUSANDS)
Medical Services.......................  $35,162     (5.4)%     $37,172      0.5%      $36,989

     Medical services revenues decreased 5.4% in 1998 compared to 1997, and increased 0.5% in 1997 compared to 1996. The 5.4% decrease in 1998 was primarily attributable to the Sale, which occurred in November 1998. The 0.5% increase in 1997 compared to 1996 was primarily due to an increase in MRI revenues.

     Gamma Knife revenues increased $1,772,000 and $354,000 in 1998 and 1997, respectively, compared to the prior years. The 1998 increase was primarily due to the commencement of the Company's fourth Gamma Knife in March 1998 and the fifth Gamma Knife in July 1998, and full year inclusion of the Company's third Gamma Knife unit. The 1997 increase was primarily due to the commencement of a third Gamma Knife unit in September 1997.

     MRI revenues decreased 6% ($1,821,000) in 1998 compared to 1997 and increased 2% ($650,000) in 1997 compared to 1996. The decrease in 1998 was primarily attributable to the Sale. The increase in 1997 was primarily due to the commencement of new customer contracts and increased utilization from contracts commenced in prior periods. MRI revenues as a percentage of total medical services revenues were 75%, 76%, and 75% in years 1998, 1997, and 1996, respectively.

     The Company's non-MRI diagnostic imaging services revenues decreased 35% ($1,763,000) in 1998 compared to 1997 after a 19% ($1,176,000) decrease in 1997 compared to 1996. The 1998 versus 1997 revenue decline was primarily due to the continued decline of CT and Nuclear Medicine revenues and the Sale. The revenue decline in 1997, compared to 1996, was primarily attributable to decreased CT revenue that was due to utilization of two (2) fewer CT units in 1997, and decreased nuclear medicine revenue due to the termination of an in-house nuclear medicine contract in March 1997. Revenues from CT operations decreased $1,147,000 in 1998 and $614,000 in 1997 from 1996 revenues of $3,537,000. The decrease in Ultrasound and Nuclear Medicine revenues was $616,000 in 1998 and $562,000 in 1997 from a 1996 revenue base of $2,747,000. Non-MRI diagnostic imaging services revenues as a percentage of total medical services revenues was 10%, 14% and 17% for the years ended 1998, 1997 and 1996, respectively. The Company's CT, Ultrasound, and Nuclear Medicine services revenues continued to decline because customers were increasingly buying their own equipment.

     Contract service revenues consisting of Respiratory Therapy services and Cardiac Catheterization Laboratory revenues decreased $195,000 in 1998 compared to 1997 and increased $354,000 in 1997 compared to 1996. The decrease in 1998 was primarily attributable to the Sale. The increase in 1997 was primarily due to revenues from Cardiac Catheterization Laboratory contracts which commenced in May 1996 and December 1996, respectively.

COST OF OPERATIONS

                                                     INCREASE                 INCREASE
                                          1998      (DECREASE)     1997      (DECREASE)     1996
                                         -------    ----------    -------    ----------    -------
                                                              (IN THOUSANDS)
Cost of Operations.....................  $25,826       (4.5)%     $27,044       (3.7)%     $28,071
Percentage of Revenue..................     73.5%                    72.8%                    75.9%

     The Company's cost of operations, consisting of payroll, maintenance and supplies, depreciation and amortization, equipment rental and other operating expenses (such as vehicle fuel, building rents, regional office costs, insurance, property taxes, bad debt expense, fees and training expenses) decreased $1,218,000 in 1998 and decreased $1,027,000 in 1997 compared to prior years.

     Medical services payroll costs, the largest component of total cost of operations, decreased by $446,000 in 1998 compared to 1997 and increased by $221,000 in 1997 compared to 1996. Medical services payroll costs decreased primarily due to the Sale. Medical services payroll costs, as a percent of medical services, remained constant at 20% in years 1998, 1997 and 1996. The 1997 and 1996 increase was primarily due to staffing increases to service additional MRI customer volumes and an increase in staffed units in 1997. The Company's Gamma Knife services currently do not involve staffing of its centers.

     The Company's maintenance and supplies costs were 15%, 16% and 18% of medical service revenues in 1998, 1997 and 1996, respectively. Maintenance and supplies costs decreased $775,000 in 1998 compared to 1997 and decreased $739,000 in 1997. The 1998 decrease was primarily due to the Sale. The $739,000 decrease in 1997 was primarily attributable to MRI maintenance cost savings.

     Depreciation and amortization decreased $842,000 in 1998 compared to 1997 and decreased $233,000 in 1997 compared to 1996. The decrease in 1998 was primarily attributable to the Sale and fewer MRI units accounted for as capitalized leases in 1998, offset by increases in equipment depreciation due to the addition of one Gamma Knife unit in late 1997 and two units during 1998. The decrease in 1997 was primarily attributable to decreased MRI depreciation as a result of fewer MRI units accounted for as capital leases in 1997.

     Equipment rental as a percentage of medical services revenues was 12% in 1998, 7% in 1997 and 9% in 1996. Equipment rental increased $1,378,000 in 1998 compared to 1997 and decreased $763,000 in 1997 compared to 1996. The increase in 1998 is primarily due to two (2) replacement and three (3) new MRI units accounted for as operating leases during 1998 and fourth quarter 1997, offset by decreases associated with the Sale. The decrease in 1997 is primarily attributable to the return of five (5) MRI rental units that resulted from mobile route consolidation and customer contract terminations.

     Other costs of operations as a percentage of medical services revenues was 11%, 12% and 11% in 1998, 1997 and 1996, respectively. The decrease of $533,000 in 1998 compared to 1997 was primarily attributable to the Sale. The increase of $487,000 in 1997 compared to 1996 reflects increased fuel, personal property tax costs, insurance, and bad debt expenses.

SELLING AND ADMINISTRATIVE

                                                      INCREASE                 INCREASE
                                            1998     (DECREASE)      1997     (DECREASE)     1996
                                           ------    ----------     ------    ----------    ------
                                                               (IN THOUSANDS)
Selling and Administrative Costs.........  $5,116      (13.3)%      $5,901         11.2%    $5,309
Percentage of Revenue....................    14.6%                    15.9%                   14.4%

     The Company's selling and administrative costs decreased $785,000 in 1998 compared to 1997 and increased $592,000 in 1997 compared to 1996. The decrease in 1998 was primarily due to the Sale and decreased salary, investor relations and legal expenses. The increase in 1997 was primarily due to increased sales and administrative payroll costs, building rental costs, audit and tax fees and legal fees associated with a previously-proposed acquisition of the Company that was not consummated.

INTEREST EXPENSE

                                                       INCREASE                INCREASE
                                             1998     (DECREASE)     1997     (DECREASE)     1996
                                            ------    ----------    ------    ----------    ------
                                                                (IN THOUSANDS)
Interest Expense..........................  $3,186      (13.2)%     $3,671      (12.6)%     $4,199
Percentage of Revenue.....................     9.1%                    9.9%                   11.4%

     The Company's interest expense decreased $485,000 in 1998 compared to 1997 and decreased $528,000 in 1997 compared to 1996. The decrease in 1998 was primarily attributable to the Sale and decreased capitalized lease-related interest, offset by increased interest related to additional Gamma Knife units. The decrease in 1997 was primarily attributable to decreased capitalized lease-related interest.

IMPACT OF YEAR 2000

     The Year 2000 ("Y2K") issue results from programs written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruption of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     Due to the Sale, the Company is in the process of downsizing its computer operations. The Company is in the process of replacing much of its computer hardware and programs with equipment and programs that are Y2K compatible. This replacement process is expected to be completed in the second quarter of 1999 and the cost is not expected to exceed $60,000.

     The Company's current revenue source, the Gamma Knife, is Y2K compliant. The Company's five current operational customers, which are large urban medical centers, all have disbursement systems that are or will be Y2K compliant during 1999.

     Should the disbursement systems of the Company's operating customers not be Y2K compliant, the Company would be materially impacted. The Company would exercise its contractual rights due to non-payment, if necessary.

     The Company believes that the Y2K issue, except for any customer disbursement systems which are not Y2K compliant on January 1, 2000, and for which the customer cannot produce manual checks, will not materially affect the Company's business, results of operations, or financial condition.

OTHER INCOME AND EXPENSE

                                                          INCREASE              INCREASE
                                               1998      (DECREASE)    1997    (DECREASE)    1996
                                              -------    ----------    ----    ----------    ----
                                                                (IN THOUSANDS)
(Loss) gain on sale of assets and early
  termination of capital leases.............  $    (2)     (100.2)%    $821     27,267%      $  3
Percentage of revenue.......................      0.0%                  2.2%                  0.0%
Gain on sale of product line................  $20,478          NM      $  0          NM      $  0
Percentage of revenue.......................     58.2%                  0.0%                  0.0%
Interest and other income...................  $    54       (65.2)%    $155       (31.7)%     227
Percentage of revenue.......................      0.2%                  0.4%                  0.6%

     The Company's gain on sale of product line increased $20,478,000 in 1998 compared to 1997. Gain on sale of assets and early termination of capital leases decreased $823,000 in 1998 compared to 1997. The gain on sale of product line represents the gain associated with the Sale. The gain was net of transaction costs of approximately $2,700,000. Transaction costs include legal, investment banking, management bonuses related to the Sale, employee severance costs, and the costs related to the discontinuance of the Diagnostic Imaging Business. The gain on sale of assets and early termination of capital leases in 1997 compared to 1996 was the result of a gain on the early termination of a capital lease ($141,000) when the customer's in-house nuclear medicine contract was terminated during March 1997, an insurance settlement ($388,000) following the loss of a mobile MRI unit in an accident during second quarter 1997, a gain on sale of another MRI unit ($140,000) during third quarter 1997 and a gain on sale of a mobile SPECT unit ($115,000) in the fourth quarter of 1997. Gain on sale of equipment fluctuates depending on the timing of asset dispositions.

INCOME TAXES

                                                          INCREASE              INCREASE
                                                1998     (DECREASE)    1997    (DECREASE)    1996
                                               ------    ----------    ----    ----------    -----
                                                                 (IN THOUSANDS)
Income Tax Provision (Benefit)...............  $1,513     15,030.0%    $10        243%       $  (7)
Percentage of Revenue........................     4.3%                   0%                      0%

     The Company's income tax provision increased $1,503,000 in 1998 compared to 1997. The increase, approximately $1,500,000, was related to the gain on the sale of product line and resulted in the Company's use of substantially all of its available federal and state net operating loss carryforwards. At December 31, 1998, the Company had a net operating loss carryforward for federal income tax return purposes of approximately $800,000. The Company's income tax provision of $10,000 in 1997 was after utilization of its federal and state net operating losses.

NET INCOME (LOSS)

                                                       INCREASE                INCREASE
                                            1998      (DECREASE)     1997     (DECREASE)     1996
                                           -------    ----------    ------    ----------    ------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net Income (loss)........................  $20,051      1,217%      $1,522       531%       $ (353)
Net Income (loss) per share..............  $  4.23      1,222%      $ 0.32       500%       $(0.08)

     The Company had net income of $20,051,000 in 1998 compared to net income of $1,522,000 in 1997. Net income for 1998 includes a $18,978,000 gain net of income taxes ($1,500,000) primarily from the Sale. Net income for 1998, exclusive of the net gain from the sale of product line was $1,073,000 and reflects increased operating margins. Net income for 1997 resulted in part from increased operating margins and in part from gains from early termination of capital leases and sale of assets.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of $11,114,000 at December 31, 1998 compared to $17,000 at December 31, 1997. The Company's cash position increased $11,097,000 due primarily to the proceeds from the Sale. An additional $1,000,000 is restricted until April 15, 1999 under the terms of the Sale. The $1,000,000 related to the Sale is included under restricted cash.

     Restricted cash of $2,226,000 at December 31, 1998 and $651,000 at December 31, 1997 reflects cash that may only be used for the operations of GK Financing, LLC and amounts previously described as restricted under terms of the Sale. The 1998 increase in restricted cash of $1,575,000 is due to the $1,000,000 related to the Sale and cash flow from Gamma Knife operations.

     The Sale resulted in the Company receiving approximately $13,500,000 in cash and the Purchaser assuming $27,100,000 of debt and other liabilities. The Company estimates that after transaction costs and income taxes, it will retain approximately $10,000,000 in cash.

     The Sale has resulted in the Company having shareholders' equity of approximately $11,100,000, working capital of approximately $9,100,000 and total assets of $26,919,000 as of December 31, 1998 compared to a net capital deficiency of approximately $9,000,000, a working capital deficit of approximately $8,000,000 and total assets of $30,209,000 at December 31, 1997.

     The Company intends to invest its cash in overnight repurchase agreements and commercial paper pending use in the Company's operations. The Company believes its cash position combined with its working capital is adequate to service the Company's cash requirements in 1999.

SUBSEQUENT EVENTS

     In 1995, the Company completed a major restructuring of its medical equipment leases and senior subordinated notes. As part of the restructuring, the Company issued (a) warrants to acquire 225,000 common shares for $0.01 per share to its equipment lessor and (b) 1,193,000 common shares and warrants to acquire 314,000 common shares for $0.75 per share to the holders of approximately 96% of the senior subordinated notes.

     As part of the Sale, the Company re-acquired from its equipment lessor 225,000 common shares for cash consideration of $2,250.

     On March 8, 1999, the Company completed the repurchase of substantially all of its remaining securities owned by two major holders who acquired them in the Company's 1995 restructuring. Repurchases were made directly from the holders.

     The repurchased securities include shares of the Company's common stock, and warrants to acquire additional shares of common stock. The repurchased securities represented approximately 12.6% of the Company's issued and outstanding common shares and about 12.6% of its fully diluted outstanding shares. The aggregate repurchase price paid by the Company was approximately $702,000.

     Following the repurchases, the Company has 5,929,508 fully diluted shares outstanding, including 3,972,372 issued and outstanding common shares, 29,107 common shares reserved for warrants and 1,922,200 common shares reserved for options.

     On March 22, 1999, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of its common stock from time to time in the open market at prevailing prices.

     On March 22, 1999, the Company adopted a Shareholder Rights Plan ("Plan"). Under the Plan, the Company will make a dividend distribution of one Right for each outstanding share of the Company's common stock as of the close of business on April 1, 1999.

     Prior to the date upon which the Rights would become exercisable under the Plan, the Company's outstanding stock certificates will represent both the shares of the Company's common stock and the Rights, and the Rights will trade only with the shares of common stock.

     The Rights become exercisable only if any person or group, with certain exceptions, becomes an "acquiring person" (acquires 15 percent or more of the Company's outstanding common stock) or announces a tender or exchange offer to acquire 15 percent or more of the Company's outstanding common stock.

     The Company may redeem the Rights at $0.01 per Right at the direction of the Board prior to the earlier of ten days after the public announcement that there is an acquiring person and the expiration of the Plan. The Rights will expire in 10 years unless redeemed earlier or exchanged by the Company.

IMPACT OF INFLATION AND CHANGING PRICES

     The Company does not believe inflation has had a significant impact on operations, because most of its customer contracts included a cost of living price adjustment provision, or whose costs were primarily fixed at the date of commencement. The Company believes these factors will be sufficient to offset the impact of any future inflation on the Company's costs of operation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the Index to Consolidated Financial Statements and Financial Statement Schedules included at page A-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company on December 14, 1998 engaged Grant Thornton, LLP as its independent accountant to audit the Company's financial statements for the year ended December 31, 1998. The Company and Grant Thornton, LLP have a long established relationship as Grant Thornton has served as the Company's tax advisor since 1990.

     In light of its engagement of Grant Thornton, the Company will no longer engage Ernst & Young, LLP to audit the Company's financial statements. Ernst & Young had served as the Company's auditor since 1983.

     The Company, during its two prior fiscal years (1997 and 1996) and any subsequent interim period preceding its change of independent accountant, did not have any disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

     The Company did not have any disagreement with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure on the audit of 1998 financial statements.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors is incorporated herein by reference from the Company's definitive proxy statement for the 1999 Annual Meeting of Shareholders (the "1999 Proxy Statement"). Information regarding executive officers of the Company, included herein under the caption "Executive Officers of the Registrant" in Part I, Item 1 above, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated herein by reference from the 1999 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference from the 1999 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference from the 1999 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) FINANCIAL STATEMENTS AND SCHEDULES.

     The following Financial Statements and Schedules are filed with this
Report:

          Report of Independent Auditors
        Audited Consolidated Financial Statements
        Consolidated Balance Sheets
        Consolidated Statements of Operations
        Consolidated Statements of Shareholders' Equity
        Consolidated Statements of Cash Flows
        Notes to Consolidated Financial Statements
        Financial Statement Schedules
        Valuation and Qualifying Accounts

     All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

CONSENT OF INDEPENDENT AUDITORS

(b) EXHIBITS.

     The following Exhibits are filed with this Report.

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
     2.1       Securities Purchase Agreement, dated as of March 12, 1998, by and among Alliance Imaging, Inc.; Embarcadero Holding
               Corp. I; Embarcadero Holding Corp. II; American Shared
               Hospital Services; and MMRI, Inc.(1)
     3.1       Articles of Incorporation of the Company, as amended.(2)
     3.2       By-laws for the Company, as amended.(3)*
     4.6       Form of Common Stock Purchase Warrant of American Shared
               Hospital Services.(3)
     4.8       Registration Rights Agreement, dated as of May 17, 1995, by and among American Shared Hospital Services, the Holders
               referred to in the Note Purchase Agreement, dated as of May
               12, 1995 and General Electric Company, acting through GE
               Medical Systems.(3)
    10.1       The Company's 1984 Stock Option Plan, as amended.(5)
    10.2       The Company's 1995 Stock Option Plan, as amended.(6)
    10.3       Form of Indemnification Agreement between American Shared
               Hospital Services and members of its Board of Directors.(5)
    10.4       Ernest A. Bates Stock Option Agreement dated as of August
               15, 1995.(7)
    10.5       Operating Agreement for GK Financing, LLC, dated as of
               October 17, 1995.(3)
    10.6       Amendments dated as of October 26, 1995 and as of December
               20, 1995 to the GK Financing, LLC Operating Agreement, dated as of October 17, 1995.(4)
    10.7       Amendment dated as of October 16, 1996 to the GK Financing,
               LLC Operating Agreement, dated as of October 17, 1995.(1)
    10.8       Amendment dated as of March 31, 1998 ("Fourth Amendment") to the GK Financing, LLC Operating Agreement dated as of
               October 17, 1995.

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
    10.9       Amendment dated as of March 31, 1998 ("Fifth Amendment") to the GK Financing, LLC Operating Agreement dated as of
               October 17, 1995.
    10.10      Amendment dated as of June 5, 1998 to the GK Financing, LLC
               Operating Agreement dated as of October 17, 1995.
    10.11a     Assignment and Assumption Agreement, dated as of December
               31, 1995, between American Shared Radiosurgery Services
               (assignor) and GK Financing, LLC (assignee).
    10.11b     Assignment and Assumption Agreement, dated as of November 1,
               1995, between American Shared Hospital Services (assignor)
               and American Shared Radiosurgery Services (assignee).(4)
    10.11c     Amendment Number One dated as of August 1, 1995 to the Lease
               Agreement for a Gamma Knife Unit between The Regents of the
               University of California and American Shared Hospital
               Services. (Confidential material appearing in this document has been omitted and filed separately with the Securities
               and Exchange Commission in accordance with Rule 24b-2,
               promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with
               asterisks.)
    10.11d     Lease Agreement dated as of July 3, 1990 for a Gamma Knife
               Unit between American Shared Hospital Services and The
               Regents of the University of California. (Confidential
               material appearing in this document has been omitted and
               filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the
               Securities and Exchange Act of 1934, as amended. Omitted
               information has been replaced with asterisks.)
    10.12      Amendment Number Two dated as of February 6, 1998 to the
               Lease Agreement for a Gamma Knife Unit between UCSF-Stanford
               Health Care and GK Financing, LLC. (Confidential material
               appearing in this document has been omitted and filed
               separately with the Securities and Exchange Commission in
               accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information
               has been replaced with asterisks.)
    10.13      Assignment and Assumption Agreement, dated as of February 3,
               1996, between American Shared Radiosurgery Services
               (assignor) and GK Financing, LLC (assignee).(4)
    10.14      Lease Agreement for a Gamma Knife Unit dated as of April 6,
               1994, between Ernest A. Bates, M.D. and NME Hospitals, Inc.
               dba USC University Hospital. (Confidential material
               appearing in this document has been omitted and filed
               separately with the Securities and Exchange Commission in
               accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information
               has been replaced with asterisks.)
    10.15      Assignment and Assumption and Agreement dated as of February
               1, 1996 between Ernest A. Bates, M.D. and GK Financing, LLC with respect to the Lease Agreement for a Gamma Knife dated as of April 6, 1994 between Ernest A. Bates, M.D. and NME
               Hospitals, Inc. dba USC University Hospital.

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
    10.16      Lease Agreement for a Gamma Knife Unit dated as of October
               31, 1996 between Hoag Memorial Hospital Presbyterian and GK
               Financing, LLC. (Confidential material appearing in this
               document has been omitted and filed separately with the
               Securities and Exchange Commission in accordance with Rule
               24b-2, promulgated under the Securities and Exchange Act of
               1934, as amended. Omitted information has been replaced with asterisks.)
    10.17      Addendum to Lease Agreement for a Gamma Knife Unit dated as of December 1, 1998 between Hoag Memorial Hospital
               Presbyterian and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed
               separately with the Securities and Exchange Commission in
               accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information
               has been replaced with asterisks.)
    10.18      Lease Agreement for a Gamma Knife Unit dated as of October
               29, 1996 between Methodist Healthcare Systems of San
               Antonio, Ltd., dba Southwest Texas Methodist Hospital and GK
               Financing, LLC. (Confidential material appearing in this
               document has been omitted and filed separately with the
               Securities and Exchange Commission in accordance with Rule
               24b-2, promulgated under the Securities and Exchange Act of
               1934, as amended. Omitted information has been replaced with asterisks.)
    10.19      Lease Agreement for a Gamma Knife Unit dated as of April 10,
               1997 between Yale-New Haven Ambulatory Services Corporation and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the
               Securities and Exchange Commission in accordance with Rule
               24b-2, promulgated under the Securities and Exchange Act of
               1934, as amended. Omitted information has been replaced with asterisks.)
    21.        Subsidiaries of American Shared Hospital Services.
    23.1       Consent of Grant Thornton, LLP.
    23.2       Consent of Ernst & Young, LLP.
    27.        Financial Data Schedule for the year ended December 31,
               1998.

---------------
(1) These documents were filed as Exhibits 2.1 and 10.13b, respectively, to the registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1997, which is incorporated herein by this reference.

(2) This document was filed as Exhibit 3.1 to registrant's Registration Statement on Form S-2 (Registration No. 33-23416), which is incorporated herein by this reference.

(3) These documents were filed as Exhibits 3.2, 4.6 and 4.8, respectively, to registrant's Registration Statement on Form S-1 (Registration No. 33-63721) filed on October 26, 1995, which is incorporated herein by this reference.

(4) These documents were filed as Exhibits 4.14 and 10.13, respectively, to the registrant's Pre-Effective Amendment No. 1 to registrant's Registration Statement on Form S-1 (Registration No. 33-63721) filed on March 29, 1996, which is incorporated herein by this reference.

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

(c) REPORTS ON FORM 8-K:

     The Company filed the following reports on Form 8-K during the quarter ended December 31, 1998:

         (i) Report on Form 8-K dated November 13, 1998 reporting shareholder approval and closing of the Sale.

        (ii) Report on Form 8-K dated December 14, 1998 reporting a change in the Company's independent auditor.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AMERICAN SHARED HOSPITAL SERVICES
                                          (Registrant)

March 29, 1999                            By:      /s/ ERNEST A. BATES
                                            ------------------------------------
                                                      Ernest A. Bates
                                                        Chairman and
                                                  Chief Executive Officer

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

                     SIGNATURE                                      TITLE                    DATE
                     ---------                                      -----                    ----
                /s/ ERNEST A. BATES                      Chief Executive Officer and    March 29, 1999
---------------------------------------------------         Chairman of the Board
                  Ernest A. Bates

               /s/ WILLIE R. BARNES                        Director and Secretary       March 29, 1999
---------------------------------------------------
                 Willie R. Barnes

                /s/ JOHN F. RUFFLE                                Director              March 29, 1999
---------------------------------------------------
                  John F. Ruffle

            /s/ STANLEY S. TROTMAN, JR.                           Director              March 29, 1999
---------------------------------------------------
              Stanley S. Trotman, Jr.

            /s/ AUGUSTUS A. WHITE, III                            Director              March 29, 1999
---------------------------------------------------
              Augustus A. White, III

               /s/ CHARLES B. WILSON                              Director              March 29, 1999
---------------------------------------------------
                 Charles B. Wilson

                /s/ CRAIG K. TAGAWA                      Chief Operating Officer and    March 29, 1999
---------------------------------------------------        Chief Financial Officer
                  Craig K. Tagawa                      (Principal Accounting Officer)

                  CONSOLIDATED FINANCIAL STATEMENTS AND REPORT
                  OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                       AMERICAN SHARED HOSPITAL SERVICES

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                    CONTENTS

                                                              PAGE
                                                              ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS..........   F-2
CONSOLIDATED FINANCIAL STATEMENTS
  BALANCE SHEETS............................................   F-3
  STATEMENTS OF OPERATIONS..................................   F-4
  STATEMENT OF SHAREHOLDERS' EQUITY.........................   F-5
  STATEMENTS OF CASH FLOWS..................................   F-6
  NOTES TO FINANCIAL STATEMENTS.............................   F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
American Shared Hospital Services

     We have audited the accompanying consolidated balance sheet of American Shared Hospital Services as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Shared Hospital Services at December 31, 1998, and the consolidated results of their operations and consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.

     We have also audited Schedule II for the year ended December 31, 1998. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

                                          GRANT THORNTON LLP
                                          /s/ Grant Thornton LLP

San Francisco, California
March 12, 1999

                       AMERICAN SHARED HOSPITAL SERVICES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                      DECEMBER 31
                                                              ---------------------------
                                                                 1998            1997
                                                              -----------    ------------
CURRENT ASSETS
  Cash and cash equivalents.................................  $11,114,000    $     17,000
  Restricted cash...........................................    2,226,000         651,000
  Receivables, less allowance for uncollectible accounts of
     $0 ($1,302,000 in 1997):
       Trade accounts receivable............................    1,228,000       6,658,000
       Other................................................      104,000         472,000
                                                              -----------    ------------
                                                                1,332,000       7,130,000
  Prepaid expenses, inventories and other current assets....      285,000         708,000
                                                              -----------    ------------
          Total current assets..............................   14,957,000       8,506,000
PROPERTY AND EQUIPMENT
  Land and building.........................................      247,000       1,572,000
  Medical, transportation, and office equipment.............   15,447,000      12,202,000
  Capitalized leased medical, transportation, and office
     equipment..............................................       83,000      26,410,000
  Deposits and construction in progress.....................    1,079,000       1,901,000
                                                              -----------    ------------
                                                               16,856,000      42,085,000
  Accumulated depreciation and amortization.................   (5,097,000)    (21,983,000)
                                                              -----------    ------------
          Net property and equipment........................   11,759,000      20,102,000
OTHER ASSETS................................................      183,000         563,000
INTANGIBLE ASSETS, less accumulated amortization of $30,000
  ($1,529,000 in 1997)......................................       20,000       1,038,000
                                                              -----------    ------------
                                                              $26,919,000    $ 30,209,000
                                                              ===========    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................  $   338,000    $  3,693,000
  Accrued interest..........................................       54,000          32,000
  Employee compensation and benefits........................      814,000       1,050,000
  Other accrued liabilities.................................      519,000         841,000
  Income tax payable........................................    1,664,000              --
  Current portion of accrued exit costs.....................      595,000              --
  Current portion of long-term debt.........................    1,873,000       4,784,000
  Current portion of obligations under capital leases.......       12,000       6,145,000
                                                              -----------    ------------
          Total current liabilities.........................    5,869,000      16,545,000
LONG-TERM DEBT, less current portion........................    8,792,000      11,936,000
OBLIGATIONS UNDER CAPITAL LEASES, less current portion......       31,000       9,633,000
ACCRUED EXIT COSTS, less current portion....................      400,000              --
DEFERRED GAIN ON EARLY LEASE TERMINATION....................           --         296,000
DEFERRED INCOME TAXES.......................................           --         164,000
MINORITY INTEREST...........................................      731,000         588,000
SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY) Common stock,
  $0 par value Authorized -- 10,000,000 shares Issued and
  outstanding shares -- 4,544,000 in 1998 and 4,769,000 in
  1997......................................................   11,087,000      11,089,000
  Common stock options issued to officer....................    2,414,000       2,414,000
  Additional paid-in capital................................      930,000         930,000
  Accumulated deficit.......................................   (3,335,000)    (23,386,000)
                                                              -----------    ------------
          Total shareholders' equity (net capital
            deficiency).....................................   11,096,000      (8,953,000)
                                                              -----------    ------------
                                                              $26,919,000    $ 30,209,000
                                                              ===========    ============

        The accompanying notes are an integral part of these statements.

                       AMERICAN SHARED HOSPITAL SERVICES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1998           1997           1996
                                                      -----------    -----------    -----------
REVENUES:
  Medical services..................................  $35,162,000    $37,172,000    $36,989,000
COSTS AND EXPENSES:
  Costs of operations:
  Medical services payroll..........................    7,087,000      7,533,000      7,312,000
  Maintenance and supplies..........................    5,184,000      5,959,000      6,698,000
  Depreciation......................................    5,556,000      6,398,000      6,631,000
  Equipment rental..................................    4,064,000      2,686,000      3,449,000
  Other.............................................    3,935,000      4,468,000      3,981,000
  Selling and administrative........................    5,116,000      5,901,000      5,309,000
  Interest..........................................    3,186,000      3,671,000      4,199,000
                                                      -----------    -----------    -----------
          Total costs and expenses..................   34,128,000     36,616,000     37,579,000
                                                      -----------    -----------    -----------
                                                        1,034,000        556,000       (590,000)
  (Loss) gain on sale of assets and early
     termination of capital leases..................       (2,000)       821,000          3,000
  Gain on sale of product line......................   20,478,000             --             --
  Interest and other income.........................       54,000        155,000        227,000
                                                      -----------    -----------    -----------
  Income (loss) before income taxes.................   21,564,000      1,532,000       (360,000)
  Income tax expense (benefit)......................    1,513,000         10,000         (7,000)
                                                      -----------    -----------    -----------
  Net income (loss).................................  $20,051,000    $ 1,522,000    $  (353,000)
                                                      ===========    ===========    ===========
Earnings (loss) per common share:
Earnings (loss) per common share -- basic...........  $      4.23    $      0.32    $     (0.08)
                                                      ===========    ===========    ===========
Earnings (loss) per common share -- assuming
  dilution..........................................  $      3.15    $      0.24    $     (0.08)
                                                      ===========    ===========    ===========

        The accompanying notes are an integral part of these statements.

                       AMERICAN SHARED HOSPITAL SERVICES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      THREE YEARS ENDED DECEMBER 31, 1998

                                                     COMMON
                                                     STOCK
                                                    OPTIONS     ADDITIONAL
                          COMMON       COMMON      ISSUED TO     PAID-IN     ACCUMULATED
                          SHARES        STOCK       OFFICERS     CAPITAL       DEFICIT         TOTAL
                         ---------   -----------   ----------   ----------   ------------   ------------
Balances at December
  31, 1995.............  4,244,000   $10,635,000   $2,414,000    $930,000    $(24,555,000)  $(10,576,000)
  Exercise of warrants
     to purchase
     225,000 shares of
     common stock......    225,000         2,000           --          --              --          2,000
  Issuance of common
     stock to
     noteholders.......    287,000       430,000           --          --              --        430,000
  Issuance of common
     stock to Board
     members...........     13,000        22,000           --          --              --         22,000
  Net loss.............         --            --           --          --        (353,000)      (353,000)
                         ---------   -----------   ----------    --------    ------------   ------------
Balances at December
  31, 1996.............  4,769,000    11,089,000    2,414,000     930,000     (24,908,000)   (10,475,000)
  Net income...........         --            --           --          --       1,522,000      1,522,000
                         ---------   -----------   ----------    --------    ------------   ------------
Balances at December
  31, 1997.............  4,769,000    11,089,000    2,414,000     930,000     (23,386,000)    (8,953,000)
  Repurchase of Common
     Stock.............   (225,000)       (2,000)          --          --              --         (2,000)
  Net income...........         --            --           --          --      20,051,000     20,051,000
                         ---------   -----------   ----------    --------    ------------   ------------
Balances at December
  31, 1998.............  4,544,000   $11,087,000   $2,414,000    $930,000    $ (3,335,000)  $ 11,096,000
                         =========   ===========   ==========    ========    ============   ============

         The accompanying notes are an integral part of this statement.

                       AMERICAN SHARED HOSPITAL SERVICES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------
                                                                  1998           1997           1996
                                                              ------------    -----------    -----------
OPERATING ACTIVITIES
  Net income (loss).........................................  $ 20,051,000    $ 1,522,000    $  (353,000)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Gain on sale of product line............................   (20,478,000)            --             --
    Loss (gain) on sale of equipment........................         2,000       (270,000)        (3,000)
    Gain on early termination of capital leases.............            --       (551,000)            --
    Depreciation and amortization...........................     6,095,000      6,752,000      6,978,000
    Deferred income tax benefit.............................      (164,000)            --             --
    Changes in operating assets and liabilities:
  (Increase) decrease in restricted cash....................    (1,575,000)      (433,000)       275,000
  Decrease in receivables...................................      (154,000)      (582,000)       (95,000)
  (Increase) decrease in prepaid expenses, inventories and
    other assets............................................       187,000        (10,000)       493,000
  Increase in accounts payable, accrued liabilities and
    income taxes payable....................................     3,767,000        843,000      1,563,000
                                                              ------------    -----------    -----------
Net cash provided by operating activities...................     7,731,000      7,271,000      8,858,000
INVESTING ACTIVITIES
Deposits made to purchase Gamma Knives......................            --             --       (500,000)
Proceeds from sale of product line, net of selling costs....    12,240,000             --             --
Proceeds from sale and disposition of equipment.............         4,000        331,000         70,000
Increase (decrease) in minority interest....................       143,000        (37,000)       442,000
Payment for purchase of property and equipment..............      (746,000)      (349,000)      (293,000)
Distributions received from partnerships....................            --             --         15,000
Other.......................................................            --       (168,000)       (84,000)
                                                              ------------    -----------    -----------
Net cash provided by (used in) investing activities.........    11,641,000       (223,000)      (350,000)
FINANCING ACTIVITIES
Principal payments on long-term debt and obligations under
  capital leases............................................    (8,291,000)    (8,962,000)    (8,226,000)
Proceeds from issuance of long-term debt....................       855,000             --             --
Payment for exercise of warrants............................            --             --          2,000
Net (payments on) proceeds from revolving line of credit....      (837,000)     1,563,000         (8,000)
Payment for repurchase of senior subordinated notes.........            --             --       (360,000)
Repurchase of common stock..................................        (2,000)            --             --
                                                              ------------    -----------    -----------
Net cash used in financing activities.......................    (8,275,000)    (7,399,000)    (8,592,000)
                                                              ------------    -----------    -----------
Net increase (decrease) in cash and cash equivalents........    11,097,000       (351,000)       (84,000)
Cash and cash equivalents at beginning of year..............        17,000        368,000        452,000
                                                              ------------    -----------    -----------
Cash and cash equivalents at end of year....................  $ 11,114,000    $    17,000    $   368,000
                                                              ============    ===========    ===========
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid...............................................  $  3,163,000    $ 3,689,000    $ 4,320,000
                                                              ============    ===========    ===========
Income taxes paid...........................................  $     36,000    $    29,000    $    31,000
                                                              ============    ===========    ===========
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of equipment with lease/debt financing..........  $  6,952,000    $ 3,999,000    $ 9,996,000
(Decrease) increase in medical and capitalized lease
  equipment due to lease restructuring......................            --     (1,137,000)    (1,461,000)
(Decrease) increase in capitalized lease obligations due to
  lease restructuring.......................................            --     (2,036,000)    (1,461,000)
Accrued interest payable not paid as part of Senior
  Subordinated Notes Repurchase.............................            --             --         17,000
Stock and warrants issued to noteholders as part of Senior
  Subordinated Notes Repurchase.............................            --             --        430,000
Noncash portion of Senior Subordinated Notes redemption.....            --             --        413,000
Note receivable from officer added to basis of acquired
  asset.....................................................            --             --        248,000
Accounts payable converted to notes.........................            --        817,000      1,971,000
Net liabilities, primarily trade accounts receivable and
  payable, property and equipment, capital lease
  obligations, and long-term debt, assumed by buyer in sale
  of product line...........................................     9,808,000             --             --

        The accompanying notes are an integral part of these statements.

                       AMERICAN SHARED HOSPITAL SERVICES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

NOTE A -- BUSINESS AND BASIS OF PRESENTATION

  1. Business

     American Shared Hospital Services (the "Company") provides Gamma Knife units to five medical centers in California, Texas, and Connecticut. The Company provided shared diagnostic imaging services to health care providers located in various geographic regions of the United States through November of 1998. The five diagnostic imaging services provided by the Company were Magnetic Resonance Imaging, Computed Axial Topography Scanning, Ultrasound, Nuclear Medicine, and Cardiac Catheterization Laboratory services. On November 13, 1998, the diagnostic imaging services product line was sold to a third party.

     In June 1995, African American Church Health and Economic Services, Inc. (ACHES) and ACHES Insurance Services, Inc. ("AIS") were incorporated. AIS is a wholly owned subsidiary of ACHES. AIS is an insurance agency qualified to sell life, health, and disability insurance in the states of California and New York. ACHES, through AIS, sells life, health and disability insurance primarily to the African-American Community.

     On October 17, 1995, the Company (through American Shared Radiosurgery Services ("ASRS")) and Elekta AB, the manufacturer of the Gamma Knife (through its wholly owned United States subsidiary GKV Investments, Inc. ("GKV")), entered into an operating agreement which formed GK Financing, LLC ("GKF"). GKF provides alternative financing of Elekta Gamma Knife units and is the preferred provider for Elekta AB of financing arrangements, such as fee-for-service lease arrangements with health care institutions in the United States and Brazil.

     The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, CuraCare, Inc. ("CuraCare"), MMRI, Inc., European Shared Medical Services Ltd., ACHES and its wholly-owned subsidiary, AIS, and ASRS and its majority-owned subsidiary, GK Financing, LLC. The stock of CuraCare was sold on November 13, 1998 in conjunction with the sale of the diagnostic imaging services product line.

     All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE B -- ACCOUNTING POLICIES

  1. Use of Estimates in the Preparation of Financial Statements

     In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  2. Cash and Cash Equivalents

     The Company considers all liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash in depository institutions which offer varying levels of federal insurance. Restricted cash is not considered a cash equivalent for purposes of the consolidated statements of cash flows.

  3. Restricted Cash

     Restricted cash represents cash limited as to use by contractual arrangement. Of the restricted cash held at December 31, 1998, $1,000,000 is restricted until April 15, 1999 to satisfy covenants of the securities

                       AMERICAN SHARED HOSPITAL SERVICES

                        DECEMBER 31, 1998, 1997 AND 1996

purchase agreement between American Shared Hospital Services and buyer in conjunction with the sale of diagnostic imaging services product line. The remaining restricted cash reflects cash that may only be used for the operations of GK Financing, LLC.

  4. Accounts Receivable

     Subsequent to November, 1998, substantially all of the Company's revenue is provided by five customers. These customers constitute accounts receivable at December 31, 1998. The Company performs credit evaluations of its customers and generally does not require collateral. At December 31, 1998, the Company did not maintain an allowance for doubtful accounts because management believes that accounts receivable are fully collectible.

  5. Accounting for Majority-Owned Subsidiary

     The Company accounts for GK Financing, LLC (GKF), as a consolidated entity due to its 81% majority-equity interest. The minority interest's 19% share of GKF's earnings (loss) is netted against "Interest and Other Income" in the consolidated statements of operations.

  6. Inventories

     Inventories, which consist of minor medical equipment and supplies used in the Company's business, are valued at the lower of cost or market, using a valuation method which approximates FIFO (first-in, first-out).

  7. Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the assets which for medical and transportation equipment is generally 2 - 10 years.

     Through November of 1998, capitalized leased equipment consisted primarily of mobile Magnetic Resonance Imaging ("MRI") units, which include scanners and mobile vans. Following the sale of the diagnostic imaging services product line, leased equipment consists primarily of office equipment. Capitalized leased equipment is amortized over the term of the lease, which ranges from 24 to 96 months. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life.

  8. Operating Leases

     The Company leases Gamma Knife equipment to its customers under arrangements accounted for as operating leases. Revenue is provided for and recognized on a fee-for-service or contingent rental basis when the service is delivered. The lease agreements are generally over ten year terms. At December 31, 1998, the Company held equipment under operating lease contracts with customers with an original cost of $15,447,000 and accumulated depreciation of $4,531,000.

  9. Intangible Assets

     Intangible assets represent the excess of cost of net assets acquired as the result of the acquisition of businesses and organization costs related to the initiation of new businesses. Intangible assets are being amortized by the straight-line method over 5 to 15 years. The Company annually assesses the recoverability of these intangible assets by determining whether the amortization of the intangible balance (for each business acquisition) over its remaining life can be recovered through forecasted future operations using an undiscounted cash flow methodology.

                       AMERICAN SHARED HOSPITAL SERVICES

                        DECEMBER 31, 1998, 1997 AND 1996

  10. Income Taxes

     The liability method is used to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

  11. Earnings Per Share

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

     Basic earnings per share has been computed based on the weighted-average number of common shares outstanding. The Company incurred a net loss for 1996, therefore, the incremental shares that arise as a result of the stock options and warrants outstanding are antidilutive as they reduce the loss per share.

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                           1998           1997          1996
                                                        -----------    ----------    ----------
Numerator for basic and diluted earnings (loss) per
  share...............................................  $20,051,000    $1,522,000    $ (353,000)
Denominator:
  Denominator for basic earnings (loss) per share --
     weighted-average shares..........................    4,735,000     4,769,000     4,498,000
  Effect of dilutive securities Employee stock
     options/warrants.................................    1,631,000     1,574,000            --
                                                        -----------    ----------    ----------
  Denominator for diluted earnings (loss) per share --
     adjusted weighted-average shares.................    6,367,000     6,343,000     4,498,000
                                                        ===========    ==========    ==========
Earning (loss) per share -- basic.....................  $      4.23    $     0.32    $    (0.08)
                                                        ===========    ==========    ==========
Earning (loss) per share -- assuming dilution.........  $      3.15    $     0.24    $    (0.08)
                                                        ===========    ==========    ==========

  12. Stock-Based Compensation

     SFAS No. 123, "Accounting for Stock-Based Compensation," encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Disclosure requirements in accordance with SFAS No. 123 are included in Note F.

  13. Fair Value of Financial Instruments

     The carrying amounts of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and other accrued liabilities approximated their fair value as of December 31, 1998 because of the relatively short maturity of these instruments. The carrying amounts of the

                       AMERICAN SHARED HOSPITAL SERVICES

                        DECEMBER 31, 1998, 1997 AND 1996

Company's various debt obligations approximated fair value as of December 31, 1998 based upon interest rates that are currently available for the Company for issuance of instruments with similar terms and remaining maturities. In 1997 management was unable, without incurring excessive costs, to estimate its incremental borrowing rate, and considered estimation of fair value to be impracticable.

NOTE C -- OTHER ASSETS

     Other assets consist of the following:

                                                                1998        1997
                                                              --------    --------
Capitalized regulatory licensing fees.......................  $     --    $110,000
Prepaid commissions.........................................        --     114,000
Purchased software, less accumulated amortization of
  $211,000 and $424,000 in 1998 and 1997, respectively......        --      50,000
Other deferred charges......................................   183,000     289,000
                                                              --------    --------
                                                              $183,000    $563,000
                                                              ========    ========

NOTE D -- LONG-TERM DEBT

     Long-term debt consists of the following:

                                                               1998           1997
                                                            -----------    -----------
Notes Issued in Conjunction with Lease Restructuring
Promissory note payable to primary provider of medical
  equipment bearing interest at 5% (effective February
  1996) and 4% during 1995, payable in 86 monthly
  installments maturing in February 2002, secured by the
  Company's accounts receivable and certain medical
  equipment...............................................  $        --    $ 1,505,000
Promissory note payable to primary provider of medical
  equipment bearing interest at 10.75%, payable in 60
  monthly installments with the remaining balance due in
  January 2002............................................           --      1,341,000
Promissory note payable to primary provider of medical
  equipment bearing interest at 10.5%, payable in 60
  monthly installments maturing in February 2000..........           --        248,000
Promissory note payable to primary provider of medical
  equipment bearing interest at 10.75%, payable in 36
  monthly installments with the remaining balance due in
  January 2000............................................           --        104,000
Borrowings for Repurchase of Senior Subordinated Notes
Borrowings under $5.5 million Revolving Line of Credit
  bearing interest at prime rate plus 3.75% (12.25% at
  December 31, 1997) for repurchase of Senior Subordinated
  Notes maturing in May 1999..............................           --      5,438,000
Borrowings under Term Loan for repurchase of Senior
  subordinated Notes bearing interest at 15%, payable in
  48 monthly installments maturing in June 1999...........           --      1,066,000
Gamma Knife loan payable to primary provider of medical
  equipment bearing interest at 10.5%, payable in 40
  monthly installments maturing in September 1998.........           --        346,000
Other Notes and Borrowings
Gamma Knife loan payable to primary provider of medical
  equipment bearing interest at 10.5%, payable in 60
  monthly installments maturing in July 1999,
  collateralized by equipment.............................      440,000      1,128,000

                       AMERICAN SHARED HOSPITAL SERVICES

                        DECEMBER 31, 1998, 1997 AND 1996

                                                               1998           1997
                                                            -----------    -----------
Promissory note payable, bearing interest at prime rate
  plus 2%, due October, 1998..............................           --        550,000
Borrowings under term loan bearing interest at 10.6%,
  payable in 84 monthly installments maturing in September
  2004, collateralized by equipment.......................    2,044,000      2,271,000
Installment notes payable in monthly installments through
  March 2003, bearing interest at 9.9% to 22%, secured by
  certain medical equipment...............................           --        985,000
Promissory note payable, bearing interest at 10.6%,
  payable in 30 monthly installments maturing in March
  2000....................................................           --        738,000
Borrowings under term loan bearing interest at 10.6%,
  payable in 84 monthly installments maturing in April
  2005, collateralized by equipment.......................    2,926,000             --
Borrowings under term loan bearing interest at 10.6%,
  payable in 85 monthly installments maturing in July
  2005, collateralized by equipment.......................    3,073,000             --
Borrowings under term loan bearing interest at 10.7%,
  payable in 84 monthly installments maturing in September
  2005, collateralized by equipment.......................    1,077,000             --
Promissory note payable, bearing interest at prime rate
  plus 2% (9.75% at December 1998) due in February 1999,
  unsecured...............................................      330,000             --
Promissory note payable, bearing interest at prime rate
  plus 2% (9.75% at December 1998) due in November 1999,
  unsecured...............................................       25,000             --
Borrowings for Gamma Knife deposits under promissory note,
  bearing interest at prime rate plus 2% (9.75% at
  December 31, 1998) payable when Gamma Knife units
  commence operation, collateralized by equipment.........      750,000      1,000,000
                                                            -----------    -----------
                                                             10,665,000     16,720,000
  Less current portion....................................   (1,873,000)    (4,784,000)
                                                            -----------    -----------
                                                            $ 8,792,000    $11,936,000
                                                            ===========    ===========

     Annual contracted maturities under the initial terms of long-term debt for the five years after December 31, 1998 are as follows: $1,873,000 in 1999, $1,318,000 in 2000, $1,422,000 in 2001, $1,579,000 in 2002, $1,754,000 in 2003
and $2,719,000 thereafter.

                       AMERICAN SHARED HOSPITAL SERVICES

                        DECEMBER 31, 1998, 1997 AND 1996

NOTE E -- INCOME TAXES

     Significant components of the Company's deferred tax liabilities and assets as of December 31, 1998 and 1997 are as follows:

                                                                1998           1997
                                                             -----------    ----------
Deferred tax liabilities:
  Fixed assets.............................................  $(1,000,000)   $       --
  Other -- net.............................................           --      (164,000)
                                                             -----------    ----------
          Total deferred tax liabilities...................   (1,000,000)     (164,000)
Deferred tax assets:
  Net operating loss carryforwards.........................      275,000     5,300,000
  State income taxes.......................................      450,000            --
  Fixed assets.............................................           --     2,200,000
  Accrued reserves.........................................      710,000            --
  Other -- net.............................................      360,000       500,000
                                                             -----------    ----------
Total deferred tax assets..................................    1,795,000     8,000,000
Valuation allowance for deferred tax assets................     (795,000)    8,000,000
                                                             -----------    ----------
Net deferred tax assets....................................    1,000,000            --
                                                             -----------    ----------
Net deferred tax liabilities...............................  $        --    $ (164,000)
                                                             ===========    ==========

     The components of the provision (benefit) for income taxes consist of the following:

                                                         1998        1997       1996
                                                      ----------    -------    -------
Current:
  Federal...........................................  $  360,000    $    --    $    --
  State.............................................   1,317,000     10,000     (7,000)
                                                      ----------    -------    -------
Deferred:
  Federal...........................................          --         --         --
  State.............................................    (164,000)        --         --
                                                      ----------    -------    -------
                                                      $1,513,000    $10,000    $(7,000)
                                                      ==========    =======    =======

     The provision (benefit) for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (35% in 1998, 1997 and 1996) to income (loss) before taxes as follows:

                                                  1998           1997          1996
                                               -----------    -----------    ---------
Computed expected tax........................  $ 7,500,000    $   536,000    $(126,000)
Change in valuation allowance................   (7,205,000)    (1,600,000)    (300,000)
State income taxes (benefit), net of federal
  benefit....................................    1,400,000         10,000       (7,000)
Reduction in carryovers and tax attributes...           --        984,000      323,000
Other........................................     (182,000)        80,000      103,000
                                               -----------    -----------    ---------
                                               $ 1,513,000    $    10,000    $  (7,000)
                                               ===========    ===========    =========

     At December 31, 1998 and 1997, the Company had a net operating loss carryforward for federal income tax return purposes of approximately $800,000 and $13,000,000, respectively, which expires between 1999 and 2011. A substantial part of this carryforward is subject to separate return limitations. At December 31, 1997 the Company had state carryforwards of varying amounts. These state carryforwards were utilized or expired

                       AMERICAN SHARED HOSPITAL SERVICES

                        DECEMBER 31, 1998, 1997 AND 1996

during 1998. The Company's ability to utilize its net operating loss carryforwards and other deferred tax assets may be limited in the event of a 50% or more ownership change within any three-year period.

NOTE F -- SHAREHOLDERS' EQUITY

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

  1995 Stock Option Plan

     The Company's 1995 Stock Option Plan, providing for nonqualified stock options and "incentive stock options," was approved by the Company's Board of Directors on August 15, 1995, subject to shareholder approval, which was given on October 6, 1995. Under the 1995 Plan, 330,000 common shares are reserved for awards to officers and other key employees, non-employee directors, and advisors. Provisions of the 1995 Stock Option Plan include an automatic grant to each non-employee director of options to purchase up to 4,000 shares annually on the date of the Company's Annual Shareholder Meeting, at an exercise price equal to the market price of the Company's common shares on that date, until the non-employee director has options for a total of 12,000 shares of the Company's common stock in all Company plans. Directors who are appointed or elected to the Company's Board of Directors on a date other than that of the Annual Shareholder Meeting receive a pro-rata grant of such options, at an exercise price equal to the market price of the Company's common shares on the date of grant.

     Changes in options outstanding under the 1984 and 1995 Stock Option Plans from January 1, 1996 to December 31, 1998 are as follows:

                                                                               WEIGHTED
                                                                NUMBER         AVERAGE
                                                              OF OPTIONS    EXERCISE PRICE
                                                              ----------    --------------
Balance at January 1, 1996..................................   420,000              --
  Granted...................................................    19,000          $1.634
  Forfeited.................................................   (22,000)          1.625
                                                               -------
Balance at December 31, 1996................................   417,000           1.625
  Granted...................................................    14,000           1.688
  Exercised.................................................        --              --
  Forfeited.................................................    (2,000)          1.596
                                                               -------
Balance at December 31, 1997................................   429,000           1.627
  Granted...................................................        --              --
  Exercised.................................................        --              --
  Forfeited.................................................   (40,000)          1.625
                                                               -------
Balance at December 31, 1998................................   389,000          $1.628
                                                               =======

                       AMERICAN SHARED HOSPITAL SERVICES

                        DECEMBER 31, 1998, 1997 AND 1996

     At December 31, 1998, 43,000 options were available for grant and 7,000 shares were reserved for future issuance under the 1995 Plan.

  Shares and Options Issued to Officer

     On August 15, 1995, the Company's Chairman and Chief Executive Officer was granted a ten-year, immediately exercisable option to purchase 1,495,000 common shares for an exercise price of $.01 per share for which the Company recorded compensation expense of $2,414,000. These options were granted to the officer as final consideration for personal guarantees of the new credit facilities and for continued employment with the Company.

     The following table summarizes information about all options outstanding at December 31, 1998:

                           OPTIONS OUTSTANDING
                  -------------------------------------    OPTIONS EXERCISABLE
                                  WEIGHTED                ----------------------
                                  AVERAGE      WEIGHTED                 WEIGHTED
                                 REMAINING     AVERAGE                  AVERAGE
   RANGE OF         NUMBER      CONTRACTUAL    EXERCISE     NUMBER      EXERCISE
EXERCISE PRICES   OUTSTANDING   LIFE (YEARS)    PRICE     EXERCISABLE    PRICE
---------------   -----------   ------------   --------   -----------   --------
$          0.01    1,495,000        6.83        $ 0.01     1,495,000     $ 0.01
 1.625 - 1.6875      389,000        5.84         1.628       389,000      1.628
---------------   -----------   ------------   --------   -----------   --------
$  .01 - 1.6875    1,884,000        6.63        $ .344     1,884,000     $ .344
===============   ===========   ============   ========   ===========   ========

     At December 31, 1998 and 1997, 1,884,000 and 1,890,000 options, respectively, were vested and exercisable.

     At December 31, 1998, there were 314,000 warrants outstanding at an exercise price of $.75 per warrant. These warrants are exercisable through May 2002 (see note L).

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

                                                         1998    1997    1996
                                                         ----    ----    ----
Expected life (years)..................................   9.5     9.5     9.5
Expected volatility....................................  93.8%   93.8%   99.3%
Risk-free interest rate................................   6.3     6.3     7.9

                       AMERICAN SHARED HOSPITAL SERVICES

                        DECEMBER 31, 1998, 1997 AND 1996

     No options were granted during 1998. The weighted-average fair value of options granted during 1997 and 1996 was $1.50 and $1.49, respectively. For pro forma purposes, the estimated fair value of the Company's options is amortized over the options' vesting period. The Company's pro forma information follows:

                                                   1998           1997         1996
                                                -----------    ----------    ---------
Net income (loss)
  As reported.................................  $20,051,000    $1,522,000    $(353,000)
  Pro forma...................................   20,040,000     1,458,000     (387,000)
Earnings (loss) per share -- basic
  As reported.................................         4.23           .32        (0.08)
  Pro forma...................................         4.23           .31        (0.06)
Earnings (loss) per share -- assuming dilution
  As reported.................................         3.15           .24        (0.08)
  Pro forma...................................         3.15           .23        (0.06)

NOTE G -- RETIREMENT PLAN

     The Company has a defined contribution retirement plan for which substantially all full-time employees are eligible. Under the terms of the plan, the Company may contribute a discretionary matching contribution on behalf of each participant, determined each year by the Company, equal to a percentage of each participant's contributions and applicable to the first 6% of each participant's salary. The Company made no contributions to the plan in 1998, 1997 or 1996.

NOTE H -- OPERATING LEASES

     The Company leases certain office equipment and space under operating leases expiring at various dates through 2001.

     Future minimum payments under noncancelable operating leases having initial terms of more than one year consisted of the following at December 31, 1998:

1999............................    $157,000
2000............................      40,000
2001............................       2,000
                                    --------
                                    $199,000
                                    ========

     Payments for repair and maintenance agreements are included in the future minimum operating lease payments shown above.

     Rent expense was $4,696,000, $3,285,000, and $3,841,000 for the years ended December 31, 1998, 1997 and 1996, respectively, and includes the above operating leases as well as month-to-month rental and certain capital lease executory costs.

NOTE I -- COMMITMENTS AND CONTINGENCIES

     Under the terms of various Gamma Knife quotation agreements, the Company is committed to purchase Gamma Knife equipment for $13,838,000 effective when the equipment is placed in service at each customer location. At December 31, 1998, the Company had a $1,000,000 deposit related to these purchase commitments which is classified as construction in progress.

                       AMERICAN SHARED HOSPITAL SERVICES

                        DECEMBER 31, 1998, 1997 AND 1996

NOTE J -- REPORTABLE SEGMENTS

     American Shared Hospital Services (ASHS) has two reportable segments:
Diagnostic Imaging Services and Gamma Knife. The Diagnostic Imaging Services segment uses medical diagnostic imaging systems to facilitate the diagnosis of diseases and disorders. The Gamma Knife segment treats certain vascular malformations and intracranial tumors without surgery.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. ASHS evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. Applicable general and administrative expenses are allocated to segments based on relative percentage of revenues. Certain corporate expenses are not allocated to the segments.

     ASHS does not have significant intersegment sales transactions. The segments share common expenses and provide management activities to one another in which they charge management fees. These management fees are not considered significant.

     ASHS's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

REPORTABLE SEGMENT INFORMATION

                                                         1998       1997       1996
                                                        -------    -------    -------
                                                                 (THOUSANDS)
DIAGNOSTIC IMAGING SERVICES
Revenues..............................................  $30,993    $34,772    $34,944
Interest expense......................................    1,770      2,571      2,972
Depreciation and Amortization.........................    4,514      5,590      5,969
Segment profit (loss).................................      156      1,208       (192)
Segment assets........................................       --     20,905     32,547
Other significant noncash items:
  Acquisition of equipment with lease/debt
     financing........................................      820      1,767      7,701
  Capitalized lease restructuring.....................       --     (3,173)    (2,922)
  Accounts payable converted to notes payable.........       --        817      1,971
GAMMA KNIFE
Revenues..............................................    4,156      2,384      2,030
Interest expense......................................      773        303        327
Depreciation and Amortization.........................    1,042        808        661
Segment profit........................................    1,115        392        305
Segment assets........................................   15,125      7,859      5,268
Other significant noncash items:
  Acquisition of equipment with lease/debt
     financing........................................    6,132      2,232      2,270

                       AMERICAN SHARED HOSPITAL SERVICES

                        DECEMBER 31, 1998, 1997 AND 1996

RECONCILIATION TO CONSOLIDATED AMOUNTS

                                                                 1998       1997       1996
                                                                -------    -------    -------
                                                                         (THOUSANDS)
REVENUES
Total revenues for reportable segments......................    $35,149    $37,156    $36,974
Other revenues..............................................         13         16         15
                                                                -------    -------    -------
     Total consolidated revenues............................    $35,162    $37,172    $36,989
TOTAL PROFIT FOR REPORTABLE SEGMENTS
Total profit................................................    $ 1,271    $ 1,600    $   113
Gain on sale of product line................................     20,478         --         --
Other.......................................................       (185)       (68)      (473)
                                                                -------    -------    -------
Income before income taxes..................................    $21,564    $ 1,532    $  (360)
ASSETS
Total assets for reportable segments........................    $15,025    $28,764    $37,815
Other assets................................................     12,042      1,907        845
Elimination of receivables from corporate headquarters......       (148)      (462)    (5,691)
                                                                -------    -------    -------
     Consolidated total.....................................    $26,919    $30,209    $32,969

OTHER SIGNIFICANT ITEMS

                                                            SEGMENT                   CONSOLIDATED
                                                            TOTALS     ADJUSTMENTS       TOTALS
                                                            -------    -----------    ------------
                                                                         (THOUSANDS)
1998
Interest expense..........................................  $2,543        $643           $3,186
Expenditures for assets...................................      50           5               55
Depreciation and amortization.............................   5,556          --            5,556
1997
Interest expense..........................................  $2,874        $797           $3,671
Expenditures for assets...................................     320          26              346
Depreciation and amortization.............................   6,398          --            6,398
1996
Interest expense..........................................  $3,299        $900           $4,199
Expenditures for assets...................................     293          --              293
Depreciation and amortization.............................   6,631          --            6,631

     Adjustments to reconcile reportable segment totals to consolidated totals include unallocated amounts and amounts from non-reportable segments.

MAJOR CUSTOMERS

     Revenues from the Company's Gamma Knife segment were provided by five customers in 1998, three customers in 1997 and two customers in 1996. Revenue from the Diagnostic Imaging Services segment was provided by various customers throughout the U.S.

NOTE K -- SALE OF PRODUCT LINE

     On November 13, 1998, the Company consummated a sale of their diagnostic imaging services product line to a third party. The diagnostic imaging services line included Magnetic Resonance Imaging (MRI),

                       AMERICAN SHARED HOSPITAL SERVICES

                        DECEMBER 31, 1998, 1997 AND 1996

Computed Axial Tomography Scanning (CT), Ultrasound, Nuclear Medicine and Cardiac Catheterization Laboratory services. The Company sold the assets of this product line for $13.5 million in cash and the assumption by the third party of approximately $27.1 million in liabilities of the Company. The Company recognized a gain on disposal of product line of approximately $20 million in conjunction with this transaction.

     In conjunction with the product line sale, one of the Company's facility's which provides certain administrative and scheduling functions will be closed during 1999. At December 31, 1998, in accordance with the Emerging Issues Task Force (EITF) Abstract 94-3, the Company has accrued certain future exit costs related to the sale of the product line and corresponding facility closure which totaled $995,000 at December 31, 1998. The accrued costs include employee compensation of $215,000, tail coverage insurance costs of $500,000, legal and professional fees of $105,000, administrative costs of $115,000 and other costs totaling $60,000. Insurance costs of approximately $400,000 have been classified as long-term as they will be incurred subsequent to 1999. The accrued costs have been included as a reduction to the gain on sale of product line in the 1998 Statement of Operations.

     The revenue and net operating income or losses from the disposed diagnostic imaging services line for fiscal years ended 1998, 1997, and 1996 are presented at Note J.

NOTE L -- SUBSEQUENT EVENT

     On March 8, 1999, the Company repurchased approximately 572,000 common shares and approximately 285,000 warrants for an aggregate repurchase price of approximately $702,000.

                       AMERICAN SHARED HOSPITAL SERVICES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                        DECEMBER 31, 1998, 1997 AND 1996

                                      ADDITIONS                                  ADDITIONS
                       BALANCE AT    CHARGED TO                   BALANCE AT    CHARGED TO                   BALANCE AT
                       JANUARY 1,     COSTS AND      AMOUNTS     DECEMBER 31,    COSTS AND      AMOUNTS     DECEMBER 31,
                          1996        EXPENSES     WRITTEN OFF       1996        EXPENSES     WRITTEN OFF       1997
                       -----------   -----------   -----------   ------------   -----------   -----------   ------------
Allowance for
  uncollectible
  accounts...........  $(1,448,000)  $(1,014,000)  $1,222,000    $(1,240,000)   $(1,296,000)  $1,234,000    $(1,302,000)

                        ADDITIONS                   ASSUMED BY
                       CHARGED TO                    BUYER IN      BALANCE AT
                          COST         AMOUNTS     PRODUCT LINE   DECEMBER 31,
                        EXPENSES     WRITTEN OFF       SALE           1998
                       -----------   -----------   ------------   ------------
Allowance for
  uncollectible
  accounts...........  $(1,095,000)  $1,031,000     $1,366,000        $ --

                               INDEX TO EXHIBITS

    EXHIBIT                                                                  SEQUENTIAL
    NUMBER                             DESCRIPTION                           PAGE NUMBER
    -------                            -----------                           -----------
     2.1       Securities Purchase Agreement, dated as of March 12, 1998,         *
               by and among Alliance Imaging, Inc.; Embarcadero Holding
               Corp. I; Embarcadero Holding Corp. II; American Shared
               Hospital Services; and MMRI, Inc.(1)........................
     3.1       Articles of Incorporation of the Company, as amended.(2)....       *
     3.2       By-laws for the Company, as amended.(3).....................       *
     4.6       Form of Common Stock Purchase Warrant of American Shared           *
               Hospital Services.(3).......................................
     4.8       Registration Rights Agreement, dated as of May 17, 1995, by        *
               and among American Shared Hospital Services, the Holders
               referred to in the Note Purchase Agreement, dated as of May
               12, 1995 and General Electric Company, acting through GE
               Medical Systems.(3).........................................
    10.1       The Company's 1984 Stock Option Plan, as amended.(5)........       *
    10.2       The Company's 1995 Stock Option Plan, as amended.(6)........       *
    10.3       Form of Indemnification Agreement between American Shared          *
               Hospital Services and members of its Board of
               Directors.(5)...............................................
    10.4       Ernest A. Bates Stock Option Agreement dated as of August          *
               15, 1995.(7)................................................
    10.5       Operating Agreement for GK Financing, LLC, dated as of             *
               October 17, 1995.(3)........................................
    10.6       Amendments dated as of October 26, 1995 and as of December         *
               20, 1995 to the GK Financing, LLC Operating Agreement, dated as of October 17, 1995.(4)..................................
    10.7       Amendment dated as of October 16, 1996 to the GK Financing,        *
               LLC Operating Agreement, dated as of October 17, 1995.(1)...
    10.8       Amendment dated as of March 31, 1998 ("Fourth Amendment") to the GK Financing, LLC Operating Agreement dated as of
               October 17, 1995............................................
    10.9       Amendment dated as of March 31, 1998 ("Fifth Amendment") to the GK Financing, LLC Operating Agreement dated as of
               October 17, 1995............................................
    10.10      Amendment dated as of June 5, 1998 to the GK Financing, LLC
               Operating Agreement dated as of October 17, 1995............
    10.11a     Assignment and Assumption Agreement, dated as of December
               31, 1995, between American Shared Radiosurgery Services
               (assignor) and GK Financing, LLC (assignee).................
    10.11b     Assignment and Assumption Agreement, dated as of November 1,       *
               1995, between American Shared Hospital Services (assignor)
               and American Shared Radiosurgery Services (assignee).(4)....
    10.11c     Amendment Number One dated as of August 1, 1995 to the Lease
               Agreement for a Gamma Knife Unit between The Regents of the
               University of California and American Shared Hospital
               Services. (Confidential material appearing in this document has been omitted and filed separately with the Securities
               and Exchange Commission in accordance with Rule 24b-2,
               promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with
               asterisks.).................................................

    EXHIBIT                                                                  SEQUENTIAL
    NUMBER                             DESCRIPTION                           PAGE NUMBER
    -------                            -----------                           -----------
    10.11d     Lease Agreement dated as of July 3, 1990 for a Gamma Knife
               Unit between American Shared Hospital Services and The
               Regents of the University of California. (Confidential
               material appearing in this document has been omitted and
               filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the
               Securities and Exchange Act of 1934, as amended. Omitted
               information has been replaced with asterisks.)..............
    10.12      Amendment Number Two dated as of February 6, 1998 to the
               Lease Agreement for a Gamma Knife Unit between UCSF-Stanford
               Health Care and GK Financing, LLC. (Confidential material
               appearing in this document has been omitted and filed
               separately with the Securities and Exchange Commission in
               accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information
               has been replaced with asterisks.)..........................
    10.13      Assignment and Assumption Agreement, dated as of February 3,       *
               1996, between American Shared Radiosurgery Services
               (assignor) and GK Financing, LLC (assignee).(4).............
    10.14      Lease Agreement for a Gamma Knife Unit dated as of April 6,
               1994, between Ernest A. Bates, M.D. and NME Hospitals, Inc.
               dba USC University Hospital. (Confidential material
               appearing in this document has been omitted and filed
               separately with the Securities and Exchange Commission in
               accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information
               has been replaced with asterisks.)..........................
    10.15      Assignment and Assumption and Agreement dated as of February
               1, 1996 between Ernest A. Bates, M.D. and GK Financing, LLC with respect to the Lease Agreement for a Gamma Knife dated as of April 6, 1994 between Ernest A. Bates, M.D. and NME
               Hospitals, Inc. dba USC University Hospital. ...............
    10.16      Lease Agreement for a Gamma Knife Unit dated as of October
               31, 1996 between Hoag Memorial Hospital Presbyterian and GK
               Financing, LLC. (Confidential material appearing in this
               document has been omitted and filed separately with the
               Securities and Exchange Commission in accordance with Rule
               24b-2, promulgated under the Securities and Exchange Act of
               1934, as amended. Omitted information has been replaced with asterisks.).................................................

    EXHIBIT                                                                  SEQUENTIAL
    NUMBER                             DESCRIPTION                           PAGE NUMBER
    -------                            -----------                           -----------
    10.17      Addendum to Lease Agreement for a Gamma Knife Unit dated as of December 1, 1998 between Hoag Memorial Hospital
               Presbyterian and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed
               separately with the Securities and Exchange Commission in
               accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information
               has been replaced with asterisks.)..........................
    10.18      Lease Agreement for a Gamma Knife Unit dated as of October
               29, 1996 between Methodist Healthcare Systems of San
               Antonio, Ltd., dba Southwest Texas Methodist Hospital and GK
               Financing, LLC. (Confidential material appearing in this
               document has been omitted and filed separately with the
               Securities and Exchange Commission in accordance with Rule
               24b-2, promulgated under the Securities and Exchange Act of
               1934, as amended. Omitted information has been replaced with asterisks.).................................................
    10.19      Lease Agreement for a Gamma Knife Unit dated as of April 10,
               1997 between Yale-New Haven Ambulatory Services Corporation and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the
               Securities and Exchange Commission in accordance with Rule
               24b-2, promulgated under the Securities and Exchange Act of
               1934, as amended. Omitted information has been replaced with asterisks.).................................................
    21.        Subsidiaries of American Shared Hospital Services. .........
    23.1       Consent of Grant Thornton, LLP. ............................
    23.2       Consent of Ernst & Young, LLP. .............................
    27.        Financial Data Schedule for the year ended December 31,
               1998. ......................................................

---------------
(1) These documents were filed as Exhibits 2.1 and 10.13b, respectively, to the registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1997, which is incorporated herein by this reference.

(2) This document was filed as Exhibit 3.1 to registrant's Registration Statement on Form S-2 (Registration No. 33-23416), which is incorporated herein by this reference.

(3) These documents were filed as Exhibits 3.2, 4.6 and 4.8, respectively, to registrant's Registration Statement on Form S-1 (Registration No. 33-63721) filed on October 26, 1995, which is incorporated herein by this reference.

(4) These documents were filed as Exhibits 4.14 and 10.13, respectively, to the registrant's Pre-Effective Amendment No. 1 to registrant's Registration Statement on Form S-1 (Registration No. 33-63721) filed on March 29, 1996, which is incorporated herein by this reference.

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