Form 10-Q
period 1999-03-31
AMERICAN SHARED HOSPITAL SERVICES
filed 1999-05-12
CIK 744825

                    ----------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(MARK ONE)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

AS OF MAY 3, 1999: THERE ARE OUTSTANDING 3,904,572 SHARES OF THE REGISTRANT'S COMMON STOCK.

                        AMERICAN SHARED HOSPITAL SERVICES
     PART I - FINANCIAL INFORMATION - CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         (unaudited)             (audited)
                  ASSETS                                Mar. 31, 1999          Dec. 31, 1998
                                                        -------------          -------------
Current assets:
     Cash and cash equivalents                          $  8,772,000             $ 11,114,000
     Restricted cash                                       2,299,000                2,226,000
     Receivables, less allowance for
          uncollectible accounts of
          $0 in 1999 and 1998
               Trade accounts receivable                   1,000,000                1,228,000
               Other                                         235,000                  104,000
                                                        ------------             ------------
                                                           1,235,000                1,332,000

     Prepaid expenses, inventories and other
          current assets                                     204,000                  285,000
                                                        ------------             ------------
TOTAL CURRENT ASSETS                                      12,510,000               14,957,000

Property and equipment:

     Land, buildings & improvements                          247,000                  247,000
     Medical and transportation equipment                 15,470,000               15,447,000
     Capitalized leased equipment                             83,000                   83,000
     Deposits and construction in progress                 2,123,000                1,079,000
                                                        ------------             ------------
                                                          17,923,000               16,856,000
     Accumulated depreciation and
          amortization                                    (5,475,000)              (5,097,000)
                                                        ------------             ------------
Net property & equipment                                  12,448,000               11,759,000

Other assets                                                 199,000                  183,000
Deferred taxes, net of allowance                              80,000                        0
Intangible assets, less accumulated
     amortization                                             18,000                   20,000
                                                        ------------             ------------
TOTAL ASSETS                                            $ 25,255,000             $ 26,919,000
                                                        ============             ============
                  LIABILITIES AND
               SHAREHOLDERS' EQUITY
               --------------------
Current liabilities:
     Accounts payable                                   $    515,000             $    338,000
     Interest payable                                        108,000                   54,000
     Employee compensation                                   226,000                  814,000
     Other accrued liabilities                               429,000                  519,000
     Accrued exit costs                                      478,000                  595,000
     Income taxes payable                                    508,000                1,664,000

     Current portion of long-term debt                     1,647,000                1,873,000
     Current portion of obligations
          under capital leases                                12,000                   12,000
                                                        ------------             ------------

TOTAL CURRENT LIABILITIES                                  3,923,000                5,869,000

Long-term debt, less current portion                       9,504,000                8,792,000
Obligation under capital leases,
     less current portion                                     30,000                   31,000
Accrued exit costs, less current portion                     375,000                  400,000
Minority interest                                            631,000                  731,000
Shareholders' equity:

     Common stock,without par value:
          authorized shares - 10,000,000; issued
          & outstanding shares, 3,909,000 in
          1999 and 4,544,000 in 1998                      10,408,000               11,087,000
     Common stock options issued to officer                2,414,000                2,414,000
     Additional paid-in capital                              817,000                  930,000
     Accumulated deficit                                  (2,847,000)              (3,335,000)
                                                        ------------             ------------
TOTAL SHAREHOLDERS' EQUITY                                10,792,000               11,096,000
                                                        ------------             ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 25,255,000             $ 26,919,000
                                                        ============             ============

                            See Accompanying Notes.

                           AMERICAN SHARED HOSPITAL SERVICES
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)

                                                                           Three Months ended March 31,
                                                                               1999             1998
                                                                           -----------      -----------
REVENUES:
     Medical services                                                      $ 1,566,000      $ 9,322,000


COSTS AND EXPENSES
     Costs of operations:
          Medical services payroll                                               4,000        1,951,000

          Maintenance and supplies                                              28,000        1,425,000

          Depreciation and amortization                                        381,000        1,454,000

          Equipment rental                                                           0          938,000

          Other                                                                 58,000        1,151,000
                                                                           -----------      -----------
                                                                               471,000        6,919,000

     Selling and administrative                                                426,000        1,357,000

     Interest                                                                  255,000          836,000
                                                                           -----------      -----------
Total costs and expenses                                                     1,152,000        9,112,000
                                                                           -----------      -----------

                                                                               414,000          210,000

Gain (Loss) on sale of assets and early termination of capital leases                0           (6,000)

Interest and other income                                                       29,000            1,000
                                                                           -----------      -----------
Income before income taxes                                                     443,000          205,000

Income tax benefit                                                              45,000                0
                                                                           -----------      -----------
Net income                                                                 $   488,000      $   205,000
                                                                           ===========      ===========
Earnings per common share:

     Earnings per common share - basic                                     $      0.11      $      0.04
                                                                           ===========      ===========
     Earnings per common share - assuming dilution                         $      0.08      $      0.03
                                                                           ===========      ===========


                             See Accompanying Notes

                        AMERICAN SHARED HOSPITAL SERVICES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                               Three Months ended March 31,
                                                                                 1999               1998
                                                                             ------------       ------------
OPERATING ACTIVITIES:

Net income                                                                   $    488,000       $    205,000

Adjustment to reconcile net income to net cash provided by (used in) operating activities:

          Disposal of property and equipment                                            0              6,000

          Depreciation and amortization                                           380,000          1,537,000

          Changes in operating assets and liabilities:

               (Increase) in restricted cash                                      (73,000)          (224,000)

               Decrease in accounts receivable                                     97,000            541,000

               (Increase) decrease in prepaid expenses, inventories and
                    other assets                                                  (15,000)            82,000

               (Decrease) increase in accounts payable and accrued
                    liabilities                                                (1,745,000)         1,143,000
                                                                             ------------       ------------
Net cash (used in) provided by operating activities                              (868,000)         3,290,000

INVESTING ACTIVITIES:
     Purchase of property and equipment (net of financing)                        (67,000)           (42,000)

     Proceeds from sale of property and equipment                                       0              1,000

     (Decrease) increase in minority interest                                    (100,000)            11,000

     Other                                                                              0           (131,000)
                                                                             ------------       ------------
     Net cash (used in) investing activities                                     (167,000)          (161,000)

FINANCING ACTIVITIES:
     Payment for repurchase of stock                                             (792,000)                 0

     Net (payments) on revolving line of credit                                         0           (888,000)

     Principal payments on long-term debt and capitalized leases                 (515,000)        (2,234,000)
                                                                             ------------       ------------
     Net cash (used in) financing activities                                   (1,307,000)        (3,122,000)
                                                                             ------------       ------------
     Net (decrease) increase in cash and cash equivalents                      (2,342,000)             7,000

     Cash and cash equivalents at beginning of period                          11,114,000             17,000
                                                                             ------------       ------------
     Cash and cash equivalents at end of period                              $  8,772,000       $     24,000
                                                                             ============       ============
SUPPLEMENTAL CASH FLOW DISCLOSURE:
     Cash paid during the period for:

          Interest                                                           $    201,000       $    828,000

          Income taxes                                                       $  1,192,000       $     19,000


                             See Accompanying Notes

                       AMERICAN SHARED HOSPITAL SERVICES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1. Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly American Shared Hospital Services' (the "Company") consolidated financial position as of March 31, 1999 and the results of its operations for the three month periods ended March 31, 1999 and 1998, which results are not necessarily indicative of results on an annualized basis. Consolidated balance sheet amounts as of December 31, 1998 have been derived from audited financial statements. These financial statements include the accounts of the Company and its wholly- owned subsidiaries:
CuraCare, Inc.; MMRI, Inc.; European Shared Medical Services Limited; American Shared Radiosurgery Services; African American Church Health and Economic Services, Inc.; ACHES Insurance Services, Inc.; and the Company's majority-owned subsidiary, GK Financing, LLC.

American Shared Hospital Services ("the Company") through its majority-owned subsidiary, GK Financing, LLC, provides Gamma Knife units to five medical centers in California, Texas, and Connecticut. The Company provided shared diagnostic imaging services to health care providers located in various geographic regions of the United States through November of 1998. The five diagnostic imaging services provided by the Company were Magnetic Resonance Imaging (MRI), Computed Axial Topography Scanning (CT), Ultrasound, Nuclear Medicine, and Cardiac Catheterization Laboratory services. On November 13, 1998, the stock of Curacare, Inc. and the assets of the diagnostic imaging services product line were sold to a third party ("Sale").

All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2. Per Share Amounts

Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Medical services revenues decreased $7,756,000 for the three month period ended March 31, 1999 from $9,322,000 for the three month period ended March 31,1998. Revenues from Gamma Knife services increased $930,000 for the three month period ended March 31, 1999 compared to the same period in the prior year. The increase reflects increased utilization at centers in operation for longer than one year (58%) and the addition of two new Gamma Knife units. Diagnostic imaging services (MRI, CT, Ultrasound and Nuclear Medicine) and contract service (Cardiac Catheterization Laboratory and Respiratory Therapy) revenues decreased $8,686,000 for the three month period ended March 31, 1999 compared to the same period in the prior year, due to the Sale.

Total costs of operations decreased $6,448,000 for the three month period ended March 31, 1999 compared to the same period in the prior year. Medical services payroll decreased $1,947,000 for the three month period ended March 31, 1999 compared to the same period in the prior year. The decrease is attributable to the Sale and the fact that the Company does not currently provide labor as a component of its Gamma Knife services. Maintenance and supplies decreased $1,397,000 for the three month period ended March 31, 1999 compared to the same period in the prior year due to the Sale. Maintenance and supplies for Gamma Knife services increased $9,000 for the three month period ended March 31, 1999 compared to the same period in the prior year primarily due to the expiration of the warranty period of a unit. Depreciation and amortization decreased $1,073,000 for the three month period ended March 31, 1999 compared to the same period in the prior year due to the Sale. Depreciation and amortization for Gamma Knife services increased $219,000 primarily due to two additional units in 1999. Equipment rental decreased $938,000 for the three month period ended March 31, 1999 compared to the same period in the prior year due to the Sale. Gamma Knife services had zero equipment rental expenses. Other operating costs decreased $1,093,000 for the three month period ended March 31, 1999 compared to the same period in the prior year due to the Sale. Other operating costs for Gamma Knife services increased approximately $10,000 primarily due to an increase in insurance and tax expenses.

Selling and administrative costs decreased $931,000 for the three month period ended March 31, 1999 compared to the same period in the prior year primarily due to personnel reductions in the areas of sales and marketing, accounting and finance and administration and the other expenses related to those functions.

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

Due to the Sale, the Company is in the process of downsizing its computer operations. The Company is in the process of replacing and upgrading much of its computer hardware and programs with equipment and programs that are Y2K compatible. This replacement and upgrade process is expected to be completed in the second quarter of 1999 and the cost is not expected to exceed $70,000.

The Company's current revenue source, the Gamma Knife, is Y2K compliant. The Company's five current operational customers, which are large urban medical centers, all have disbursement systems that are or will be Y2K compliant during 1999.

Should the disbursement systems of the Company's operating customers not be Y2K compliant, the Company would be materially impacted. The Company would exercise its contractual rights due to nonpayment, if necessary.

The Company believes that the Y2K issue, except for any customer disbursement systems which are not Y2K compliant on January 1, 2000, and for which the customer cannot produce manual checks, will not materially affect the Company's business, results of operations, or financial condition.

Interest expense decreased $581,000 for the three month period ending March 31, 1999 compared to the same period in the prior year due to the Sale. Interest expense for Gamma Knife services increased $148,000 primarily due to the addition of two additional units.

Interest and other income increased $28,000 for the three month period ending March 31, 1999 compared to the same period in the prior year. Interest income in first quarter 1999 was approximately $119,000 and was offset by a charge for minority interest of approximately $90,000.

The Company realized a net income tax benefit of $45,000 for the three month period ending March 31, 1999 compared to the same period in the prior year. The federal income tax benefit of $80,000 was offest by state income taxes of $35,000.

The Company had net income of $488,000 ($0.11 per basic share) for the three month period ended March 31, 1999 compared to net income of $205,000 ($.04 per basic share) in the same period in the prior year. The increase was primarily due to increased operating margins. The Company's operating margin (Medical services revenues less Costs of operations) as a percentage of Medical services revenues increased from 26% in first quarter 1998 to 70% in first quarter 1999.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $8,772,000 at March 31, 1999 compared to $11,114,000 at December 31, 1998. The Company's cash position decreased $2,342,000 due primarily to the payment of federal and state income taxes ($1,192,000) primarily related to the Sale, Company's repurchase of common stock ($792,000) and the payment of accounts payable and accrued liabilities. An additional $1,000,000 is classified under Restricted cash until April 15, 1999 under the terms of the Sale. The $1,000,000 was released from restriction on April 16, 1999.

Restricted cash of $2,299,000 at March 31, 1999 and $2,226,000 at December 31, 1998 reflects cash that may only be used for the operations of GK Financing, LLC
(GKF) and the $1,000,000 previously described as restricted under terms of the Sale. The increase in Restricted cash of $73,000 is primarily due to cash flow from Gamma Knife operations. The increase in Restricted cash was lessened by GKF's cash distributions of $810,000 to the Company and $190,000 to the other member of GKF in the first quarter of 1999.

The Company as of March 31, 1999 had shareholders' equity of approximately $10,800,000, working capital of approximately $8,600,000 and total assets of approximately $25,300,000.

The Company is investing its cash in overnight repurchase agreements and commercial paper pending use in the Company's operations. The Company believes its cash position combined with its working capital is adequate to service the Company's cash requirements in 1999.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings.
        None.

Item 2. Changes in Securities
        None.

Item 3. Defaults upon Senior Securities
        None.

Item 4. Submission of Matters to a Vote of Securities Holders.
        None.

Item 5. Other Information.
        None.

Item 6. Exhibits and Reports on Form 8-K.
        (a)    Exhibits

               The following exhibit is filed herewith:

               Exhibit Number        Description
               --------------        -----------
                    27               Financial Data Schedule

        (b)       Reports on Form 8-K
                  Report on Form 8-K dated March 22, 1999 (reporting adoption of a Shareholder Rights Plan)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        AMERICAN SHARED HOSPITAL SERVICES
                                   Registrant


Date:          May 12, 1999             /s/ Ernest A. Bates
                                        ----------------------------------------
                                        Ernest A. Bates, M.D.
                                        Chairman of the Board and
                                        Chief Executive Officer



Date:          May 12, 1999             /s/ Craig K. Tagawa
                                        ----------------------------------------
                                        Craig K. Tagawa
                                        Senior Vice President
                                        Chief Operating and Financial Officer

                              INDEX OF EXHIBITS

               Exhibit Number        Description
               --------------        -----------
                    27               Financial Data Schedule