Form 10-Q
period 1999-06-30
AMERICAN SHARED HOSPITAL SERVICES
filed 1999-08-05
CIK 744825

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

AS OF JULY 23, 1999, THERE ARE OUTSTANDING 3,834,205 SHARES OF THE REGISTRANT'S COMMON STOCK.

                        AMERICAN SHARED HOSPITAL SERVICES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                        (unaudited)          (audited)
ASSETS                                                 June 30, 1999       Dec. 31, 1998
                                                       ------------        ------------
Current assets:
     Cash and cash equivalents                         $ 10,430,000        $ 11,114,000
     Restricted cash                                         50,000           2,226,000
     Receivables, less allowance for
          uncollectible accounts of
          $0 in 1999 and 1998
               Trade accounts receivable                  1,094,000           1,228,000
               Other                                        157,000             104,000
                                                       ------------        ------------
                                                          1,251,000           1,332,000

     Prepaid expenses, inventories and
          other current assets                              227,000             285,000
                                                       ------------        ------------
TOTAL CURRENT ASSETS                                     11,958,000          14,957,000

Property and equipment:

     Land, buildings & improvements                         247,000             247,000
     Medical and transportation equipment                18,538,000          15,447,000
     Capitalized leased equipment                            83,000              83,000
     Deposits and construction in progress                3,554,000           1,079,000
                                                       ------------        ------------
                                                         22,422,000          16,856,000
     Accumulated depreciation and
          amortization                                   (5,856,000)         (5,097,000)
                                                       ------------        ------------
Net property & equipment                                 16,566,000          11,759,000

Other assets                                                214,000             183,000
Deferred taxes, net of allowance                             80,000                   0
Intangible assets, less accumulated
     amortization                                            16,000              20,000
                                                       ------------        ------------

TOTAL ASSETS                                           $ 28,834,000        $ 26,919,000
                                                       ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                  $    321,000        $    338,000
     Interest payable                                       127,000              54,000
     Employee compensation                                  163,000             814,000
     Other accrued liabilities                              512,000             519,000
     Accrued exit costs                                     184,000             595,000
     Income taxes payable                                   490,000           1,664,000

     Current portion of long-term debt                    1,355,000           1,873,000
     Current portion of obligations
          under capital leases                               13,000              12,000
                                                       ------------        ------------

TOTAL CURRENT LIABILITIES                                 3,165,000           5,869,000

Long-term debt, less current portion                     13,466,000           8,792,000
Obligations under capital leases,
     less current portion                                    26,000              31,000
Accrued exit costs, less current portion                    350,000             400,000
Minority interest                                           717,000             731,000

Shareholders' equity:
     Common stock, without par value:
          authorized shares - 10,000,000; issued
          & outstanding shares, 3,838,000 in
          1999 and 4,544,000 in 1998                     10,231,000          11,087,000
     Common stock options issued to officer               2,414,000           2,414,000
     Additional paid-in capital                             817,000             930,000
     Accumulated deficit                                 (2,352,000)         (3,335,000)
                                                       ------------        ------------

TOTAL SHAREHOLDERS' EQUITY                               11,110,000          11,096,000
                                                       ------------        ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 28,834,000        $ 26,919,000
                                                       ============        ============


                             See accompanying notes

                        AMERICAN SHARED HOSPITAL SERVICES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                Three Months ended June 30,           Six Months ended June 30,
                                                  1999              1998               1999               1998
                                                  ----              ----               ----               ----
REVENUES:

     Medical services                          $ 1,712,000       $ 9,857,000       $  3,278,000       $ 19,179,000

COSTS AND EXPENSES:
     Costs of operations:

          Medical services payroll                       0         2,067,000              4,000          4,018,000

          Maintenance and supplies                  40,000         1,482,000             68,000          2,907,000

          Depreciation and amortization            381,000         1,500,000            762,000          2,954,000

          Equipment rental                               0         1,164,000                  0          2,102,000

          Other                                     63,000         1,084,000            121,000          2,235,000
                                               -----------       -----------       ------------       ------------
                                                   484,000         7,297,000            955,000         14,216,000

     Selling and administrative                    514,000         1,464,000            940,000          2,821,000

     Interest                                      249,000           891,000            504,000          1,727,000
                                               -----------       -----------       ------------       ------------

Total costs and expenses                         1,247,000         9,652,000          2,399,000         18,764,000
                                               -----------       -----------       ------------       ------------
                                                   465,000           205,000            879,000            415,000

Gain on sale of assets and
     early termination of capital leases             5,000           102,000              5,000             96,000

Interest and other income                          149,000            17,000            268,000             28,000

Minority interest                                 (124,000)          (23,000)          (214,000)           (33,000)
                                               -----------       -----------       ------------       ------------

Income before income taxes                         495,000           301,000            938,000            506,000

Income tax benefit (expense)                             0            (1,000)            45,000             (1,000)
                                               -----------       -----------       ------------       ------------

Net income                                     $   495,000       $   300,000       $    983,000       $    505,000
                                               ===========       ===========       ============       ============

Net income per share:

     Earnings per common share - basic         $      0.13       $      0.06       $       0.24       $       0.11
                                               ===========       ===========       ============       ============

     Earnings per common share - assuming
          dilution                             $      0.09       $      0.05       $       0.17       $       0.08
                                               ===========       ===========       ============       ============


                             See accompanying notes

                        AMERICAN SHARED HOSPITAL SERVICES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                               Six Months ended June 30,
                                                                                 1999              1998
                                                                                 ----              ----
OPERATING ACTIVITIES:

Net income                                                                   $    983,000       $   505,000

Adjustments to reconcile net cash
     provided by (used in) operating activities:

          Disposal of property and equipment                                       (5,000)            6,000

          Gain on early termination of capital leases                                   0          (102,000)

          Depreciation and amortization                                           764,000         3,115,000

          Changes in operating assets and liabilities:

               Decrease in restricted cash                                      2,176,000            45,000

               Decrease in accounts receivable                                     81,000           594,000

               (Increase) decrease in prepaid expenses, inventories and
                    other assets                                                  (58,000)            3,000

               (Decrease) increase in accounts payable and accrued
                    liabilities                                                (2,237,000)        2,323,000
                                                                             ------------       -----------

Net cash provided by operating activities                                       1,704,000         6,489,000

INVESTING ACTIVITIES:

     Purchase of property and equipment (net of financing)                       (201,000)         (268,000)

     Proceeds from sale of property and equipment                                   5,000             1,000

     (Decrease) increase in minority interest                                     (14,000)           34,000

     Other                                                                          8,000          (697,000)
                                                                             ------------       -----------

     Net cash (used in) investing activities                                     (202,000)         (930,000)

FINANCING ACTIVITIES:

     Payment for repurchase of stock                                             (969,000)                0

     Net (payments) on revolving line of credit                                         0          (998,000)

     Principal payments on long-term debt and capitalized leases               (1,217,000)       (4,504,000)
                                                                             ------------       -----------

     Net cash (used in) financing activities                                   (2,186,000)       (5,502,000)
                                                                             ------------       -----------

     Net (decrease) increase in cash and cash equivalents                        (684,000)           57,000

     Cash and cash equivalents at beginning of period                          11,114,000            17,000
                                                                             ------------       -----------

     Cash and cash equivalents at end of period                              $ 10,430,000       $    74,000
                                                                             ============       ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
     Cash paid during the period for:

          Interest                                                           $    431,000       $ 1,637,000

          Income taxes                                                       $  1,210,000       $    25,000


                             See accompanying notes

                        AMERICAN SHARED HOSPITAL SERVICES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1. Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly American Shared Hospital Services' (the "Company") consolidated financial position as of June 30, 1999 and the results of its operations for the three and six month periods ended June 30, 1999 and 1998, which results are not necessarily indicative of results on an annualized basis. Consolidated balance sheet amounts as of December 31, 1998 have been derived from audited financial statements. These financial statements include the accounts of the Company and its wholly-owned subsidiaries: CuraCare, Inc. (included through November 12, 1998); MMRI, Inc.; European Shared Medical Services Limited; American Shared Radiosurgery Services; African American Church Health and Economic Services, Inc.; ACHES Insurance Services, Inc.; and the Company's majority-owned subsidiary, GK Financing, LLC ("GKF").

The Company, through GKF, provides Gamma Knife units to six medical centers in California, Connecticut, Ohio and Texas. The Company provided shared diagnostic imaging and respiratory therapy services to health care providers located in various geographic regions of the United States through November 1998. The diagnostic imaging services provided by the Company were Magnetic Resonance Imaging (MRI), Computed Axial Tomography Scanning (CT), Ultrasound, Nuclear Medicine, and Cardiac Catheterization Laboratory services. On November 13, 1998, the stock of Curacare, Inc. and the assets of the diagnostic imaging services product line were sold to a third party ("Sale").

All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2. Per Share Amounts

Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Medical services revenues decreased $8,145,000 and $15,901,000 for the three and six month periods ended June 30, 1999 from $9,857,000 and $19,179,000 for the three and six month periods ended June 30,1998. Revenues from Gamma Knife services increased $903,000 and $1,840,000 for the three and six month periods ended June 30, 1999 compared to the same periods in the prior year. The increases reflect increased utilization at centers in operation for longer than one year (41%) and the addition of three new Gamma Knife units. The Company's sixth and newest Gamma Knife unit commenced operation in mid-June 1999. The Company's second Gamma Knife unit's contract terminates in third quarter 1999. The Company is negotiating with the customer to sell them the unit, extend the contract or remove the unit. Diagnostic imaging and respiratory therapy services revenues decreased $9,045,000 and $17,731,000 for the three and six month periods ended June 30, 1999 compared to the same periods in the prior year, due to the Sale. The Company has transferred its ownership in the revenue stream from ACHES Insurance Services, Inc. ("AIS") to unrelated third parties. Revenues from AIS were immaterial to the Company.

Total Costs of operations decreased $6,813,000 and $13,261,000 for the three and six month periods ended June 30, 1999 compared to the same periods in the prior year. Medical services payroll decreased $2,067,000 and $4,014,000 for the three and six month periods ended June 30, 1999 compared to the same periods in the prior year. The decreases are attributable to the Sale and the fact that the Company does not currently provide labor as a component of its Gamma Knife services. Maintenance and supplies decreased $1,442,000 and $2,839,000 for the three and six month periods ended June 30, 1999 compared to the same period in the prior year due to the Sale. Maintenance and supplies for Gamma Knife services increased $13,000 and $22,000 for the three and six month periods ended June 30, 1999 compared to the same periods in the prior year primarily due to the expiration of the warranty period of two units. Depreciation and amortization decreased $1,119,000 and $2,192,000 for the three and six month periods ended June 30, 1999 compared to the same periods in the prior year due to the Sale. Depreciation and amortization for Gamma Knife services increased $190,000 and $409,000 for the three and six month periods ended June 30, 1999 compared to the same periods in the prior year primarily due to two additional units. Equipment rental decreased $1,164,000 and $2,102,000 for the three and six month periods ended June 30, 1999 compared to the same period in the prior year due to the Sale. Gamma Knife services had zero Equipment rental expenses. Other operating costs decreased $1,021,000 and $2,114,000 for the three and six month periods ended June 30, 1999 compared to the same periods in the prior year due to the Sale. Other operating costs for Gamma Knife services increased approximately $50,000 and $60,000 for the three and six month periods ended June 30, 1999 primarily due to an increase in insurance and personal property tax expenses because of more units in service.

Selling and administrative costs decreased $950,000 and $1,881,000 for the three and six month periods ended June 30, 1999 compared to the same periods in the prior year primarily due to personnel reductions in the areas of sales and marketing, accounting and finance, administration, and the other expenses related to those functions.

Interest expense decreased $642,000 and $1,223,000 for the three and six month periods ending June 30, 1999 compared to the same periods in the prior year due to the assumption of debt by the purchaser in the Sale. Interest expense for Gamma Knife services increased $79,000 and $236,000 for the three and six month periods ending June 30, 1999 primarily due to two additional units.

Interest and other income increased $132,000 and $240,000 for the three and six month periods ending June 30, 1999 compared to the same periods in the prior year. Minority interest increased $101,000 and $181,000 for the three and six month periods ending June 30, 1999 compared to the same periods in the prior year. Minority interest represents the pre-tax income earned by the minority member's 19% interest in GKF. The increase in minority interest reflects the increased profitability of GKF.

The Company recorded $0 Income tax expense for the three-month period ended June 30, 1999 and a $45,000 Income tax benefit for the six month period ended June 30, 1999 due to a reduction in the valuation allowance against deferred tax assets. The valuation allowance was reduced based on the Company's assessment of the reliability of its deferred tax assets given its income through June 30, 1999 and its expectation of future profitability.

The Company had Net income of $495,000 ($0.13 per basic share) and $983,000 ($0.24 per basic share) for the three and six month periods ended June 30, 1999 compared to Net income of $300,000 ($0.06 per basic share) and $505,000 ($0.11 per basic share) in the same periods in the prior year. The increases were primarily due to increased operating margins. The Company's Gross margin (Medical services revenues less Costs of operations) as a percentage of Medical services revenues increased to 72% in second quarter 1999 from 26% in second quarter 1998.

Liquidity and Capital Resources

The Company had Cash and cash equivalents and Restricted cash of $10,480,000 at June 30, 1999 compared to $13,340,000 at December 31, 1998. The Company's cash position decreased $2,860,000 due primarily to the payment of federal and state income taxes ($1,210,000) primarily related to the Sale, the Company's repurchase of common stock ($969,000), payment of exit and other Sale related costs ($1,062,000), and the pay-off of a Gamma Knife loan ($347,000).

Restricted cash of $50,000 at June 30, 1999 reflects the minimum cash balance that must be maintained for the operations of GKF. $1,000,000 previously restricted under terms of the Sale was released from restriction on April 16, 1999. GKF has distributed $972,000 to the Company and $228,000 to the minority member of GKF from Restricted cash in 1999.

The Company as of June 30, 1999 had Shareholders' equity of $11,110,000, working capital of $8,793,000 and Total assets of $28,834,000.

The Company is investing its cash in overnight repurchase agreements and commercial paper pending use in the Company's operations. The Company believes its cash position combined with its working capital is adequate to service the Company's cash requirements in 1999.

The Year 2000 ("Y2K") issue results from programs written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognizes a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruption of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Due to the Sale, the Company is restructuring its computer operations by replacing and upgrading most of its computer hardware and programs with equipment and programs with more flexibility and that are Y2K compatible. This replacement and upgrade process is expected to be completed in the third quarter of 1999 and the cost is not expected to exceed $80,000.

The Company's current revenue source, the Gamma Knife, is Y2K compliant. The Company's six current operational customers, which are large urban medical centers, all have disbursement systems that reportedly are or will be Y2K compliant during 1999.

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

                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

        None.

ITEM 2. Changes in Securities.

        None.

ITEM 3. Defaults upon Senior Securities.

        None.

ITEM 4. Submission of Matters to a Vote of Securities Holders.

        The Company's Annual Meeting of Shareholders was held on May 21, 1999. There were present in person or by proxy at said Meeting shareholders holding 3,612,848 shares which represented 90.9% of the 3,972,372 shares outstanding and entitled to vote at the Meeting, and which represented a quorum. At the Meeting, the shareholders:

        1. Approved an amendment to Article IV, Section 1 of the Company's By-laws to provide that the number of Directors constituting the Board shall be no less than five and no more than nine, by the following vote:

            For                      Against                   Abstain
            ---                      -------                   -------
            2,068,989                820                       830

        2.  Voted on the Election of Directors as follows:

            Nominee                           In Favor             Withheld
            -------                           --------             --------
            Ernest A. Bates, M.D.             3,611,147            1,701
            Willie R. Barnes                  3,610,747            2,101
            John F. Ruffle                    3,611,147            1,701
            Stanley S. Trotman, Jr.           3,611,147            1,701
            Charles B. Wilson, M.D.           3,611,147            1,701

            Dr. Bates, Mr. Barnes, Mr. Ruffle, Mr. Trotman and Dr. Wilson were elected to the Board of Directors

ITEM 5. Other Information. None.

ITEM 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibits

             The following exhibit is filed herewith:

             Exhibit Number            Description
             --------------            -----------
             27                        Financial Data Schedule

        (b)  Reports on Form 8-K.

             The Company filed a Report on Form 8-K during the quarter ended June 30, 1999 reporting adoption on March 22, 1999 by the Company's Board of Directors of a Shareholder Rights Plan.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        AMERICAN SHARED HOSPITAL SERVICES
                                   Registrant


Date:  August 5, 1999                     /s/  Ernest A. Bates, M.D.
                                          -------------------------------------
                                          Ernest A. Bates, M.D.
                                          Chairman of the Board and
                                          Chief Executive Officer



Date:  August 5, 1999                     /s/ Craig K. Tagawa
                                          -------------------------------------
                                          Craig K. Tagawa
                                          Senior Vice President
                                          Chief Operating and Financial Officer