Form 10-Q
period 1999-09-30
AMERICAN SHARED HOSPITAL SERVICES
filed 1999-11-08
CIK 744825

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________________ TO ____________________

COMMISSION FILE NUMBER 1-8789

                        AMERICAN SHARED HOSPITAL SERVICES
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           CALIFORNIA                                            94-2918118
 ------------------------------                              -------------------
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

TWO EMBARCADERO CENTER, SUITE 2370, SAN FRANCISCO, CALIFORNIA           94111
-------------------------------------------------------------         ----------
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

AS OF OCTOBER 18, 1999, THERE ARE OUTSTANDING 3,829,342 SHARES OF THE REGISTRANT'S COMMON STOCK.

                        AMERICAN SHARED HOSPITAL SERVICES

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           (unaudited)          (audited)
ASSETS                                                    Sept. 30, 1999      Dec. 31, 1998
------------------------------                            --------------      -------------
Current assets:
     Cash and cash equivalents                             $10,983,000        $11,114,000
     Restricted cash                                            50,000          2,226,000
     Receivables, less allowance for
          uncollectible accounts of
          $0 in 1999 and 1998
               Trade accounts receivable                     1,301,000          1,228,000
               Other                                            94,000            104,000
                                                           -----------        -----------
                                                             1,395,000          1,332,000

     Prepaid expenses, inventories and
          other current assets                                 316,000            285,000
                                                           -----------        -----------
TOTAL CURRENT ASSETS                                        12,744,000         14,957,000

Property and equipment:

     Land, buildings & improvements                            647,000            247,000
     Medical and transportation equipment                   23,902,000         15,447,000
     Capitalized leased equipment                               83,000             83,000
     Deposits and construction in progress                   2,955,000          1,079,000
                                                           -----------        -----------
                                                            27,587,000         16,856,000
     Accumulated depreciation and
          amortization                                      (6,250,000)        (5,097,000)
                                                           -----------        -----------
Net property & equipment                                    21,337,000         11,759,000

Other assets                                                   216,000            183,000

Intangible assets, less accumulated
     amortization                                               13,000             20,000
                                                           -----------        -----------

TOTAL ASSETS                                               $34,310,000        $26,919,000
                                                           ===========        ===========

LIABILITIES AND
SHAREHOLDERS' EQUITY

    Current liabilities:
         Accounts payable                                  $   254,000        $   338,000
         Interest payable                                       83,000             54,000
         Employee compensation                                 182,000            814,000
         Other accrued liabilities                             597,000            519,000
         Accrued exit costs                                     70,000            595,000
         Income taxes payable                                    6,000          1,664,000

         Current portion of long-term debt                   1,881,000          1,873,000
         Current portion of obligations
              under capital leases                              12,000             12,000
                                                           -----------        -----------

    TOTAL CURRENT LIABILITIES                                3,085,000          5,869,000

    Long-term debt, less current portion                    18,119,000          8,792,000
    Obligations under capital leases,
         less current portion                                   23,000             31,000
    Accrued exit costs, less current portion                   325,000            400,000
    Deferred income taxes                                       96,000                  0
    Minority interest                                          870,000            731,000
    Shareholders' equity:
         Common stock, without par value:
              authorized shares - 10,000,000; issued
              & outstanding shares, 3,829,000 in
              1999 and 4,544,000 in 1998                    10,105,000         11,087,000


         Common stock options issued to officer              2,414,000          2,414,000
         Additional paid-in capital                            817,000            930,000
         Accumulated deficit                                (1,544,000)        (3,335,000)
                                                           -----------        -----------

    TOTAL SHAREHOLDERS' EQUITY                              11,792,000         11,096,000
                                                           -----------        -----------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $34,310,000        $26,919,000
                                                           ===========        ===========

                             See accompanying notes

                        AMERICAN SHARED HOSPITAL SERVICES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                              Three Months ended Sept. 30,      Nine Months ended Sept. 30,
                                              ----------------------------      ---------------------------
                                                 1999             1998             1999            1998
                                              ----------       -----------      ----------      -----------
REVENUES:
     Medical services                         $1,991,000       $10,402,000      $5,269,000      $29,581,000

COSTS AND EXPENSES:
     Costs of operations:

          Medical services payroll                     0         2,080,000           4,000        6,098,000

          Maintenance and supplies                34,000         1,582,000         102,000        4,489,000

          Depreciation and amortization          396,000         1,650,000       1,158,000        4,604,000

          Equipment rental                             0         1,239,000               0        3,341,000

          Other                                  109,000         1,183,000         230,000        3,418,000
                                              ----------       -----------      ----------      -----------
                                                 539,000         7,734,000       1,494,000       21,950,000

     Selling and administrative                  565,000         1,274,000       1,505,000        4,095,000

     Interest                                    342,000           910,000         846,000        2,637,000
                                              ----------       -----------      ----------      -----------

Total costs and expenses                       1,446,000         9,918,000       3,845,000       28,682,000
                                              ----------       -----------      ----------      -----------

                                                 545,000           484,000       1,424,000          899,000

Gain on sale of assets and
     early termination of capital leases           1,000            18,000           6,000          114,000

Interest and other income                        178,000            18,000         446,000           47,000

Minority interest                               (154,000)          (63,000)       (368,000)         (97,000)
                                              ----------       -----------      ----------      -----------

Income before income taxes                       570,000           457,000       1,508,000          963,000

Income tax benefit (expense)                     238,000            (6,000)        283,000           (7,000)
                                              ----------       -----------      ----------      -----------

Net income                                    $  808,000       $   451,000      $1,791,000      $   956,000
                                              ==========       ===========      ==========      ===========

Net income per share:

     Earnings per common share - basic        $     0.21       $      0.09      $     0.45      $      0.20
                                              ==========       ===========      ==========      ===========

     Earnings per common share - assuming
          dilution                            $     0.15       $      0.07      $     0.32      $      0.15
                                              ==========       ===========      ==========      ===========


                             See accompanying notes

                    AMERICAN SHARED HOSPITAL SERVICES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)


                                                                              Nine Months ended Sept. 30,
                                                                             ------------------------------
                                                                                 1999              1998
                                                                             ------------       -----------
OPERATING ACTIVITIES:

Net income                                                                   $  1,791,000       $   956,000

Adjustments to reconcile net cash

     provided by operating activities:

          Disposal of property and equipment                                       (6,000)            5,000

          Gain on early termination of capital leases                                   0          (119,000)

          Depreciation and amortization                                         1,162,000         4,835,000

          Changes in operating assets and liabilities:

               Decrease (increase) in restricted cash                           2,176,000          (377,000)

               (Increase) in accounts receivable                                  (63,000)         (345,000)

               (Increase) decrease in prepaid expenses, inventories and
                    other assets                                                  (64,000)           69,000

               (Decrease) increase in accounts payable and accrued
                    liabilities                                                (2,771,000)        3,949,000
                                                                             ------------       -----------

Net cash provided by operating activities                                       2,225,000         8,973,000

INVESTING ACTIVITIES:

     Purchase of property and equipment (net of financing)                         14,000           481,000

     Deposits on gamma knife units                                                      0          (500,000)

     Proceeds from sale of property and equipment                                   7,000             3,000

     Deferred costs on potential sale of subsidiaries                                   0        (1,024,000)

     Increase in minority interest                                                139,000            97,000

     Other                                                                              0            85,000
                                                                             ------------       -----------

     Net cash (used in) investing activities                                      160,000          (858,000)

FINANCING ACTIVITIES:

     Payment for repurchase of stock                                           (1,095,000)                0

     Net (payments) on revolving line of credit                                         0        (1,072,000)

     Principal payments on long-term debt and capitalized leases               (1,421,000)       (6,954,000)
                                                                             ------------       -----------

     Net cash (used in) financing activities                                   (2,516,000)       (8,026,000)
                                                                             ------------       -----------

     Net (decrease) increase in cash and cash equivalents                        (131,000)           89,000

     Cash and cash equivalents at beginning of period                          11,114,000            17,000
                                                                             ------------       -----------

     Cash and cash equivalents at end of period                              $ 10,983,000       $   106,000
                                                                             ============       ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:

     Cash paid during the period for:

          Interest                                                           $    817,000       $ 2,579,000
                                                                             ============       ===========

          Income taxes                                                       $  1,280,000       $    30,000
                                                                             ============       ===========

                             See accompanying notes

                        AMERICAN SHARED HOSPITAL SERVICES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly American Shared Hospital Services' (the "Company") consolidated financial position as of September 30, 1999 and the results of its operations for the three and nine month periods ended September 30, 1999 and 1998, which results are not necessarily indicative of results on an annualized basis. Consolidated balance sheet amounts as of December 31, 1998 have been derived from audited financial statements. These financial statements include the accounts of the Company and its wholly-owned subsidiaries: CuraCare, Inc. (included through November 12, 1998); MMRI, Inc.; European Shared Medical Services Limited; American Shared Radiosurgery Services; African American Church Health and Economic Services, Inc.; ACHES Insurance Services, Inc.; and the Company's majority-owned subsidiary, GK Financing, LLC ("GKF").

The Company, through GKF, provides Gamma Knife units to eight medical centers in Arkansas, California, Connecticut, Massachusetts, Ohio and Texas. The Company provided shared diagnostic imaging and respiratory therapy services to health care providers located in various geographic regions of the United States through November 1998. The diagnostic imaging services provided by the Company were Magnetic Resonance Imaging (MRI), Computed Axial Tomography Scanning (CT), Ultrasound, Nuclear Medicine, and Cardiac Catheterization Laboratory services. On November 13, 1998, the stock of Curacare, Inc. and the assets of the diagnostic imaging services product line were sold to a third party ("Sale").

All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2.  Per Share Amounts

Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Medical services revenues decreased $8,411,000 and $24,312,000 for the three and nine month periods ended September 30, 1999 from $10,402,000 and $29,581,000 for the three and nine month periods ended September 30, 1998. Revenues from Gamma Knife services increased $561,000 (33%) and $2,394,000 (83%) for the three and nine month periods ended September 30, 1999 compared to the same periods in the prior year. The increases reflect increased utilization at centers in operation for longer than one year (18%) and the addition of three

Gamma Knife units at various periods during the nine months of 1999, including two new Gamma Knife units in third quarter 1999. The Company's seventh Gamma Knife unit commenced operation in mid-August 1999 and the Company's eighth and newest Gamma Knife unit commenced operation in late September 1999. The Company's second Gamma Knife unit's contract, scheduled to terminate in third quarter 1999, has been extended on a month to month basis. The Company is negotiating with the customer to sell them the unit, extend the contract or remove the unit. Diagnostic imaging, respiratory therapy, and insurance services revenues decreased $8,972,000 and $26,706,000 for the three and nine month periods ended September 30, 1999 compared to the same periods in the prior year, due to the Sale. During third quarter 1999, the Company transferred its ownership in the revenue stream from ACHES Insurance Services, Inc. ("AIS") to unrelated third parties. Revenues from AIS were immaterial to the Company.

Total Costs of operations decreased $7,195,000 and $20,456,000 for the three and nine month periods ended September 30, 1999 compared to the same periods in the prior year. Medical services payroll decreased $2,080,000 and $6,094,000 for the three and nine month periods ended September 30, 1999 compared to the same periods in the prior year. The decreases are attributable to the Sale and the fact that the Company does not currently provide labor as a component of its Gamma Knife services. Maintenance and supplies decreased $1,548,000 and $4,387,000 for the three and nine month periods ended September 30, 1999 compared to the same period in the prior year due to the Sale. Maintenance and supplies for Gamma Knife services increased $16,000 and $37,000 for the three and nine month periods ended September 30, 1999 compared to the same periods in the prior year primarily due to the expiration of the warranty period of two units. Depreciation and amortization decreased $1,254,000 and $3,446,000 for the three and nine month periods ended September 30, 1999 compared to the same periods in the prior year due to the Sale. Depreciation and amortization for Gamma Knife services increased $53,000 and $462,000 for the three and nine month periods ended September 30, 1999 compared to the same periods in the prior year primarily due to three additional Gamma Knife units during 1999. The increase in Depreciation and amortization for Gamma Knife services during third quarter 1999 was mitigated because one of the Company's Gamma Knife units was depreciated to its salvage value in mid third quarter 1999. Equipment rental decreased $1,239,000 and $3,341,000 for the three and nine month periods ended September 30, 1999 compared to the same period in the prior year due to the Sale. Gamma Knife services had zero Equipment rental expenses. Other operating costs decreased $1,074,000 and $3,188,000 for the three and nine month periods ended September 30, 1999 compared to the same periods in the prior year due to the Sale. Other operating costs for Gamma Knife services decreased approximately $27,000 and increased approximately $34,000 for the three and nine month periods ended September 30, 1999. The decrease in third quarter 1999 was primarily due to lower marketing expenses and the increase for the nine months ended September 30, 1999 was primarily due to higher insurance and personal property tax expenses associated with more Gamma Knife units in service.

Selling and administrative costs decreased $709,000 and $2,590,000 for the three and nine month periods ended September 30, 1999 compared to the same periods in the prior year primarily due to personnel reductions in the areas of sales and marketing, accounting and finance, administration, and the other expenses related to those functions.

Interest expense decreased $568,000 and $1,791,000 for the three and nine month periods ended September 30, 1999 compared to the same periods in the prior year due to the assumption of debt by the purchaser in the Sale. Interest expense for Gamma Knife services increased $95,000 and $335,000 for the three and nine month periods ended September 30, 1999 primarily due to three additional units commencing operation at various periods in 1999.

Interest and other income increased $160,000 and $399,000 for the three and nine month periods ended September 30, 1999 compared to the same periods in the prior year primarily due to an increase in funds invested in overnight securities. Minority interest increased $91,000 and $271,000 for the three and nine month periods ended September 30, 1999 compared to the same periods in the prior year. Minority interest represents the pre-tax income earned by the minority member's 19% interest in GKF. The increase in minority interest reflects the increased profitability of GKF.

The Company recorded an Income tax benefit of $238,000 and $283,000 for the three and nine-month periods ended September 30, 1999. The Company's deferred tax asset and related allowance and its recorded tax liabilities at September 30, 1999 were adjusted after completion of the Company's 1998 income tax returns. This adjustment resulted in recognition of an income tax benefit of $238,000 at September 30, 1999.

The Company had Net income of $808,000 ($0.21 per basic share) and $1,791,000 ($0.45 per basic share) for the three and nine month periods ended September 30, 1999 compared to Net income of $451,000 ($0.09 per basic share) and $956,000 ($0.20 per basic share) in the same periods in the prior year. The increases were primarily due to increased operating margins. The Company's Gross margin (Medical services revenues less Costs of operations) as a percentage of Medical services revenues increased to 73% in third quarter 1999 from 26% in third quarter 1998.

Liquidity and Capital Resources

The Company had Cash and cash equivalents and Restricted cash of $11,033,000 at September 30, 1999 compared to $13,340,000 at December 31, 1998. The Company's cash position decreased $2,307,000 due primarily to the payment of federal and state income taxes ($1,280,000) primarily related to the Sale, the Company's repurchase of common stock ($1,095,000), payment of exit and other Sale related costs ($1,085,000), and the pay-off of a Gamma Knife loan ($347,000).

Restricted cash of $50,000 at September 30, 1999 reflects the minimum cash balance that must be maintained for the operations of GKF. Cash of $1,000,000 previously restricted under terms of the Sale was released from restriction on April 16, 1999. GKF has distributed $972,000 to the Company and $228,000 to the minority member of GKF from Restricted cash during 1999.

The Company as of September 30, 1999 had Shareholders' equity of $11,792,000, working capital of $9,659,000 and Total assets of $34,310,000.

The Company is investing its cash in overnight repurchase agreements and commercial paper pending use in the Company's operations. The Company believes its cash position combined with its working capital is adequate to service the Company's cash requirements for the next 12 months.

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

Due to the Sale, the Company is restructuring its computer operations by replacing and upgrading most of its computer hardware and programs with equipment and programs with more flexibility and that are Y2K compatible. This replacement and upgrade process was essentially completed in the third quarter of 1999 and the cost was approximately $80,000.

The Company's current revenue source, the Gamma Knife, is Y2K compliant. The Company's eight current operational customers, which are large urban medical centers, all have disbursement systems that are or will be Y2K compliant prior to 2000.

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

         None.

ITEM 5.  Other Information.

         None.

ITEM 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              The following exhibits are filed herewith:

              Exhibit Number    Description
              --------------    -----------
              10.20             Lease Agreement for a Gamma Knife Unit dated as
                                of June 1, 1998 between GK Financing, LLC and
                                Kettering Medical Center. (Confidential material
                                appearing in this document has been omitted and
                                filed separately with the Securities and
                                Exchange Commission in accordance with Rule
                                24b-2, promulgated under the Securities and
                                Exchange Act of 1934, as amended. Omitted
                                information has been replaced with asterisks.)

              10.21 Addendum to Contract with GKF and KMC/WKNI, dated June 1, 1998 between GK Financing, LLC and
                                Kettering Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule
                                24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)

              10.22 Lease Agreement for a Gamma Knife Unit dated as of October 5, 1998 between GK Financing, LLC and
                                New England Medical Center Hospitals, Inc.
                                (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)

              10.23             Equipment Lease Agreement dated as of October
                                29, 1998 between GK Financing, LLC and the

                                Board of Trustees of the University of Arkansas on behalf of The University of Arkansas for Medical Sciences. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule
                                24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)

              10.24             First Amendment to Lease Agreement for a Gamma
                                Knife Unit effective as of August 2, 1999 between GK Financing, LLC and Tenet
                                HealthSystems Hospitals, Inc. (formerly known as
                                NME Hospitals, Inc.) dba USC University
                                Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Rule
                                24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)

              27                Financial Data Schedule

              (b)  Reports on Form 8-K.

                   None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        AMERICAN SHARED HOSPITAL SERVICES
                                   Registrant


Date:  November 8, 1999                /s/  Ernest A. Bates, M.D.
                                       ---------------------------
                                       Ernest A. Bates, M.D.
                                       Chairman of the Board and
                                       Chief Executive Officer



Date:  November 8, 1999                /s/ Craig K. Tagawa
                                       ---------------------------
                                       Craig K. Tagawa
                                       Senior Vice President
                                       Chief Operating and Financial Officer

                                EXHIBIT INDEX

Number    Description
10.20     Lease Agreement for a Gamma Knife Unit dated as of June 1, 1998 between GK Financing, LLC and Kettering Medical Center. (Confidential
          material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of
          1934, as amended. Omitted information has been        replaced with
          asterisks.)

10.21     Addendum to Contract with GKF and KMC/WKNI, dated June 1, 1998 between
          GK Financing, LLC and Kettering Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended.
          Omitted information has been replaced with asterisks.)


10.22 Lease Agreement for a Gamma Knife Unit dated as of October 5, 1998 between GK Financing, LLC and New England Medical Center Hospitals,
          Inc. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange
          Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)

10.23     Equipment Lease Agreement dated as of October 29, 1998 between GK
          Financing, LLC and the Board of Trustees of the University of Arkansas on behalf of The University of Arkansas for Medical Sciences.
          (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)

10.24 First Amendment to Lease Agreement for a Gamma Knife Unit effective as of August 2, 1999 between GK Financing, LLC and Tenet HealthSystems
          Hospitals, Inc. (formerly known as NME Hospitals, Inc.) dba USC
          University Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange
          Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)

27        Financial Data Schedule