Form 10-K
period 1999-12-31
AMERICAN SHARED HOSPITAL SERVICES
filed 2000-03-29
CIK 744825

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
(MARK ONE)

      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

    TWO EMBARCADERO CENTER, SUITE 2370, SAN FRANCISCO, CALIFORNIA 94111-3823
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 27, 2000, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $12,158,073.

     Number of shares of common stock of the registrant outstanding as of March 27, 2000: 3,810,042.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement for the 1999 Annual Meeting of its Shareholders are incorporated by reference into Part III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

     American Shared Hospital Services ("ASHS" and, together with its subsidiaries, the "Company") currently provides Gamma Knife stereotactic radiosurgery services to eight medical centers in seven states. The Company provides these services through its 81% indirect interest in GK Financing, LLC, a California limited liability company ("GKF"). The remaining 19% of GKF is owned by GKV Investments, Inc., a wholly owned U.S. subsidiary of Elekta AG, a Swedish company ("Elekta"). Elekta is the manufacturer of the Leksell Gamma Knife (the "Gamma Knife"). GKF is a non-exclusive provider of alternative financing services for Elekta. Gamma Knife services accounted for almost 100% of the Company's revenues in 1999.

     At present, the Company is developing a business plan for "The Operating Room for the 21st Century" (sm) ("OR21" (sm)). The Company also is exploring Internet-related business opportunities that relate strategically and operationally to its existing and developing lines of business. Neither OR21 nor the Internet-related businesses are expected to generate significant revenues within the next twelve months. The Company's former insurance services business did not contribute significant revenues and was discontinued during second quarter 1999.

     During November 1998, the Company sold its diagnostic imaging business to affiliates of Alliance Imaging, Inc. (the "Purchaser") for $13,552,000 in cash and the assumption by the Purchaser of substantially all of the liabilities of the diagnostic imaging business, including approximately $27.1 million in debt and other liabilities. Prior to that sale, the Company provided Magnetic Resonance Imaging ("MRI"), Computed Axial Tomography ("CT"), Ultrasound, Nuclear Medicine and Cardiac Catheterization Laboratory services to approximately 190 customers in 22 states. The diagnostic imaging business provided approximately 88% and 94%, respectively, of the Company's revenues for the years ended December 31, 1998 and 1997.

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

     The Gamma Knife treats selected benign brain tumors (i.e. meningiomas, pituitary and acoustic neuromas, craniopharyngiomas), malignant tumors (i.e. gliomas, nasopharyngeal carcinomas, ocular meningiomas and solitary and multiple metastatic tumors), arteriovenous malformations and trigeminal neuralgia (facial pain). Research is being conducted in the treatment of Parkinson's Disease, epilepsy, and other functional disorders.

     There currently are 55 Gamma Knife units operating at 54 sites in the United States and approximately 135 units worldwide. As of December 31, 1999, approximately 135,000 procedures had been performed worldwide. An estimated percentage breakdown of these Gamma Knife procedures performed in the U.S. by indications treated are as follows: malignant (40%) and benign (32%) tumors, vascular disorders (17%) and functional disorders (11%).

     The Company currently has eight (8) Gamma Knife units operating at eight
(8) sites in the United States. In addition, the Company has signed agreements with four (4) more hospitals that are currently under development or construction, plus two (2) signed contracts that are subject to state regulatory approval. The

Company's first Gamma Knife commenced operation in September 1991. The Company's Gamma Knife units had performed approximately 3,300 procedures through December 31, 1999.

     Gamma Knife revenues for the Company during the five (5) years ended December 31, 1999, and the percentage of total revenues of the Company represented by the Gamma Knife for each of the last five years are set forth below:

                YEAR ENDED                     TOTAL GAMMA KNIFE        GAMMA KNIFE/
               DECEMBER 31,                 REVENUES (IN THOUSANDS)    TOTAL REVENUES
               ------------                 -----------------------    --------------
  1999....................................          $7,151                  99.9%
  1998....................................          $4,156                  11.8%
  1997....................................          $2,384                   6.4%
  1996....................................          $2,030                   5.5%
  1995....................................          $1,325                   3.9%

     The Company conducts its Gamma Knife business through its 81% indirect interest in GKF. The remaining 19% interest is indirectly owned by Elekta. GKF, a limited liability company, was formed in October 1995. GKF is managed by its policy committee. The policy committee is composed of one representative from the Company, Ernest A. Bates, M.D., and one representative from Elekta. The policy committee sets the operating policy for GKF. The policy committee may act only with the unanimous approval of all of its members. The policy committee selects a manager to handle GKF's daily operations. Craig K. Tagawa, Chief Executive Officer of GKF and Chief Operating and Financial Officer of the Company, serves as GKF's manager.

     GKF profits and/or losses and any cash distributions are allocated based on membership interests. GKF's Operating Agreement requires that it have a cash reserve of at least $50,000 prior to cash distributions to its members. From inception to December 31, 1999, GKF had distributed $1,558,000 to the Company.

RISKS OF GAMMA KNIFE BUSINESS

     There are significant risks involved in the Company's Gamma Knife business, including the following:

     - Each Gamma Knife unit requires a substantial capital investment. The Company's cost for a Gamma Knife unit historically has been approximately $2,750,000. In some cases, the Company contributes additional funds for capital costs and/or annual operating costs such as marketing. Due to the structure of its contracts with medical centers, there can be no assurance that these costs will be fully recovered or that the Company will earn a satisfactory return on its investment.

     - There is a limited market for the Gamma Knife. Due to the substantial costs of acquiring a Gamma Knife, the Company must identify medical centers that possess neurosurgery and oncology departments capable of performing a large number of Gamma Knife procedures. The Company has identified approximately 200 such medical centers in the United States as potential future sites. There currently are 55 operating Gamma Knife units in the United States, eight (8) of which are Company-operated units. There can be no assurance that the Company will be successful in placing additional units at a significant number of sites in the future.

     - There currently are four companies (in addition to the Company) that supply the Gamma Knife to potential customers. One of the four companies purchased one Gamma Knife within the last twelve months. The Company does not currently have an exclusive relationship with Elekta and has lost sales in the past to customers that choose to purchase a Gamma Knife directly from Elekta. In addition, the Company may continue to lose sales in the future to such customers and may also lose sales to competitors of the Company. There can be no assurance that the Company will be able to successfully compete against others to place units in the future.

     - There are several methods of radiosurgery (including the modified linear accelerator) as well as conventional neurosurgery that compete against the Gamma Knife. Currently, there are approximately 200 medical centers in the United States with modified linear accelerators. Each of the medical centers targeted by the Company could decide to acquire another radiosurgery modality instead of a Gamma Knife. In addition, neurosurgeons who are primarily responsible for referring patients for Gamma Knife surgery may not be willing to make such referrals for various reasons, instead opting for invasive surgery. There can be no assurance that the Company will be able to secure a sufficient number of sites or Gamma Knife procedures to attain profitability and growth.

     - The amount reimbursed to medical centers for each Gamma Knife treatment may decline in the future. The reimbursement decrease may come from federally mandated programs (i.e. Medicare and Medicaid) and other third party payor groups. A significant amount of the Company's existing contracts are reimbursed by the medical center to the Company on a fee-for-service basis. The primary risk to the Company under this type of contract is that actual volumes of procedures could be less than projected. The Company also has two contracts where it receives revenues based directly on the amount of reimbursement received for procedures performed. Revenues under those contracts and any future contracts with revenue based directly on reimbursement amounts will be impacted by any reimbursement rate change. Some of the Company's future contracts for Gamma Knife services may have revenues based on such reimbursement rates instead of a fee-for-service basis. There can be no assurance that future changes in healthcare regulations and reimbursement rates will not adversely affect the Company's Gamma Knife revenues.

     - As with other highly sophisticated medical equipment, there is constant change and innovation in the market. New and improved medical equipment can be introduced that could make the Gamma Knife technology obsolete and that would make its operation uneconomic. During the current year, Elekta is introducing an upgraded Gamma Knife which is expected to cost approximately $3.4 million plus applicable tax and duties. This upgrade is anticipated to automate the patient positioning process and therefore involve less health care provider intervention. Seven (7) of the Company's existing Gamma Knife units are upgradeable. The cost to upgrade existing units to the new model is estimated to be up to $900,000.

CUSTOMERS

     The Company's current business is the outsourcing of Gamma Knife stereotactic radiosurgery services. The Company typically provides the Gamma Knife equipment, as well as planning, installation and marketing support services. Customers usually pay the Company on a fee-per-use basis. The market for these services primarily consists of major urban medical centers. The Gamma Knife business is capital intensive. The total cost of a Gamma Knife facility usually ranges from $3.25 million to $4 million, including equipment, site construction and installation. The Company's typical, historical costs for acquisition are approximately $2,750,000 with the medical center paying for site and installation costs.

                    CUSTOMER                       ORIGINAL TERM OF CONTRACT  BASIS OF PAYMENT
                    --------                       -------------------------  -----------------
                                                        EXISTING SITES
UCSF-Stanford Health Care ( "UCSF")
  San Francisco, California......................          10 years              Fee per use
Hoag Memorial Hospital Presbyterian ("Hoag")
  Newport Beach, California......................          10 years              Fee per use
Southwest Texas Methodist Hospital ("STMH") San
  Antonio, Texas.................................          10 years              Fee per use
Yale New Haven Ambulatory Services Corporation
  ("Yale") New Haven, Connecticut................          10 years            Revenue sharing
Kettering Medical Center ("Kettering")
  Kettering, Ohio................................          10 years              Fee per use
New England Medical Center ("NEMC") Boston,
  Massachusetts..................................          10 years              Fee per use
University of Arkansas for Medical Sciences
  ("UAMS") Little Rock, Arkansas.................          15 years            Revenue sharing
Froedtert Memorial Lutheran Hospital ("FMLH")
  Milwaukee, Wisconsin...........................          10 years              Fee per use
                                                    SITES UNDER DEVELOPMENT
JFK Medical Center
  Edison, New Jersey.............................          10 years              Fee per use
Sunrise Hospital and Medical Center
  Las Vegas, Nevada..............................          10 years              Fee per use

                    CUSTOMER                       ORIGINAL TERM OF CONTRACT  BASIS OF PAYMENT
                    --------                       -------------------------  -----------------
Clinica San Felipe
  Lima, Peru.....................................          10 years            Revenue Sharing
Hospital Barra D'Or
  Rio de Janeiro, Brazil.........................          10 years              Fee per use
                                                     SIGNED, PENDING STATE
                                                      REGULATORY APPROVAL

     Two additional contracts are signed, pending state regulatory approval.

     The Company's second Gamma Knife contract, with the University of Southern California ("USC") ended in third quarter 1999. The customer exercised its option to purchase the equipment for its net book value, approximately $1.2 million. Currently, one of the Company's sites now under development is projected to become operational in second quarter 2000, and two additional contracts are expected to become operational in fourth quarter 2000. The Company's contract with Hospital Barra D'Or currently is being renegotiated with the customer in light of the changes in the Brazilian economic environment. If the contract cannot be successfully renegotiated, it will be terminated. The projected operational dates for contracts pending state regulatory approval cannot currently be estimated.

     The Company's fee per use agreement is typically for a ten-year term. The fixed fee per use reimbursement amount that the Company receives from the customer is based on the Company's cost to provide the service and the anticipated volumes of the customer. The contracts signed by the Company typically call for a fee ranging from $7,500 to $9,500 per procedure. There are no minimum volume guarantees required of the customer. Typically, GKF is responsible for providing the Gamma Knife and related ongoing Gamma Knife equipment expenses (i.e. personal property taxes, insurance, equipment maintenance) and also helps fund the customer's Gamma Knife marketing. Typically, the customer is obligated to pay site and installation costs and the costs of operating the Gamma Knife. Generally, the customer can either renew the agreement or terminate the agreement upon the termination date of the agreement. If the customer chooses to terminate the agreement, then GKF removes the equipment from the medical center.

     The Company's revenue sharing agreements are typically for a period of ten to fifteen years. Instead of receiving a fixed fee, the company receives all or a percentage of the reimbursement (exclusive of physician fees) received by the customer less the operating expenses of the Gamma Knife. The Company is at risk for any reimbursement rate changes for Gamma Knife services by third party payors. The Company is also at risk if it inefficiently operates its Gamma Knife services. There are no minimum volume guarantees required of the customer.

     Four customers each accounted for more than 10% of the Company's revenues in 1999: USC, Hoag, STMH and Yale. No single customer accounted for 10% or more of the Company's total revenues in 1998 or 1997, but each of the five Gamma Knife customers in 1998 and each of the three Gamma Knife customers in 1997 accounted for more than 10% of the Company's Gamma Knife services revenues in those years of operation.

MARKETING

     At the end of 1999, the Company employed one sales executive. The Company markets its services through its preferred provider status with Elekta and a direct sales effort. The major advantages to a health care provider in contracting with the Company for Gamma Knife services include:

     - The medical center avoids the high cost of owning the equipment. By not acquiring the Gamma Knife unit, the medical center is able to allocate the funds required to purchase and/or finance the Gamma Knife to other projects.

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

     - The Company provides planning, installation, operating and marketing assistance and support to its Gamma Knife customers.

FINANCING

     The Company's Gamma Knife business is operated through GKF. GKF has funded its existing Gamma Knife units with loans from a single lender for 100% of the cost of each Gamma Knife, plus any sales tax, customs and duties. The loans are fully amortized over an 84-month period. The loans are collateralized by the Gamma Knife, customer contracts, and accounts receivable and are without recourse to the Company and Elekta.

     GKF currently has loan commitments and has received progress payments from its primary lender for two (2) of its four (4) Gamma Knife projects under development. The loan commitments require that GKF have a debt to equity plus subordinated debt ratio of 6 to 1. GKF currently meets the ratio requirement to be eligible for funding of the approximately $6,500,000 remaining cash requirements for its four (4) projects under development.

COMPETITION

     Conventional neurosurgery is the primary competitor of Gamma Knife radiosurgery. Gamma Knife surgery is gaining acceptance as an alternative and/or adjunct to conventional surgery due to its more favorable morbidity outcomes for certain procedures as well as its non-invasiveness. Utilization of the Company's Gamma Knife units is contingent on the acceptance of Gamma Knife radiosurgery by the customer's neurosurgeons, radiation oncologists and referring physicians. In addition, the utilization of the Company's Gamma Knife units is impacted by the proximity of competing Gamma Knife centers and providers using other radiosurgery modalities.

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

GOVERNMENT REGULATION

     The Company's Gamma Knife services customers receive payments for patient care from federal government and private insurer reimbursement programs. Currently, Gamma Knife services are performed primarily on an in-patient basis, although a significant number are performed on an outpatient basis.

     A Prospective Payment System ("PPS") is utilized to reimburse hospitals for care given to hospital in-patients covered by federally funded reimbursement programs. Patients are classified into a Diagnosis Related Group ("DRG") in accordance with the patient's diagnosis, necessary medical procedures and other factors. Patient reimbursement is limited to a predetermined amount for each DRG. The reimbursement payment may not necessarily cover the cost of all medical services actually provided because the payment is predetermined. Effective October 1, 1997, Gamma Knife services for Medicare hospital in-patients were reclassified from DRG 1 to either DRG 7 or DRG 8. This reclassification is estimated to have reduced medical center revenues from the Medicare DRG program by approximately 30%. In the future, this reduction may lower reimbursement from other third party payors.

     In 1986 and again in 1990, Congress enacted legislation requiring the Department of Health and Human Services ("DHHS") to develop proposals for a PPS for hospital outpatient services. DHHS has proposed a new payment system, Ambulatory Product Classifications ("APC"), which affects all outpatient services, including those performed in a hospital based or free-standing facility. APC implementation is anticipated in the third or fourth quarter 2000.

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

     The current APC proposal categorizes radiosurgery under conventional radiation therapy. Therefore, both procedures would receive the same reimbursement amounts. This categorization makes no distinction with regard to the types of resources utilized (e.g. technology) for each procedure classification. Therefore, regardless of resource consumption and clinical outcomes, all procedures within a group qualify for equal reimbursement. Specifically, stereotactic radiosurgery would receive the same reimbursement per session as conventional radiation therapy. This would result in a significant reimbursement decrease for Gamma Knife patients covered by Medicare treated on an outpatient basis. Various groups have informed DHHS of the discrepancies of these service levels in an attempt to be compensated in line with the intent of the APC system. It is not the intent of the APC system to compensate providers similarly for clinically different procedures. The APC reimbursement amount is not known at this time.

     The Company has two contracts where the revenue is directly affected by changes in payment rates by Medicare and other third party payors. Some of GKF's future contracts for Gamma Knife services may be on a similar reimbursement-sensitive basis instead of a fee-for-service basis. As a result of lower reimbursement rates, profitability from future contracts will be reduced unless the number of Gamma Knife procedures can be increased or if the costs to provide Gamma Knife services can be lowered.

     The payment of remuneration to induce the referral of health care business has been a subject of increasing governmental and regulatory focus in recent years. Section 1128B(b) of the Social Security Act (sometimes referred to as the "federal anti-kickback statute") provides criminal penalties for individuals or entities that knowingly and willfully offer, pay, solicit or receive remuneration in order to induce referrals for items or services for which payment may be made under the Medicare and Medicaid programs and certain other government funded programs. The Social Security Act provides authority to the Office of Inspector General through civil proceedings to exclude an individual or entity from participation in the Medicare and state health programs if it is determined any such party has violated Section 1128B(b) of the Social Security Act. The Company believes that it is in compliance with the federal anti-kickback statute. Additionally, the Omnibus Budget Reconciliation Act of 1993, often referred to as "Stark II", bans physician self-referrals to providers of designated health services with which the physician has a financial relationship. The term "designated health services" includes, among others, radiation therapy services and in-patient and outpatient hospital services. On January 1, 1995, the Physician Ownership and Referral Act of 1993 became effective in California. This legislation prohibits physician self-referrals for covered goods and services, including radiation oncology, if the physician (or the physician's immediate family) concurrently has a financial interest in the entity receiving the referral. The Company believes that it is in compliance with these rules and regulations.

     A range of federal civil and criminal laws target false claims and fraudulent billing activities. One of the most significant is the Federal False Claims Act, which prohibits the submission of a false claim or the making of a false record or statement in order to secure a reimbursement from a government-sponsored program. In recent years, the federal government has launched several initiatives aimed at uncovering practices which violate false claims or fraudulent billing laws. Claims under these laws may be brought either by the government or by private individuals on behalf of the government, through a "whistleblower" or "qui tam" action. The Company believes that it is in compliance with the Federal False Claims Act; however, because such actions are filed under seal and may remain secret for years, there can be no assurance that the Company or one of its affiliates is not named in a material qui tam action.

     Legislation in various jurisdictions requires that health facilities obtain a Certificate of Need ("CON") prior to making expenditures for medical technology in excess of specified amounts. One of the Company's existing customers was required to obtain a CON. Two more of the Company's more recently-signed contracts are subject to CONs. The CON procedure can be expensive and time consuming and may impact the length of time before Gamma Knife services commence. CON requirements vary from state to state in their application to the operations of both the Company and its customers. In some jurisdictions the Company is required to comply with CON procedures to provide its services and in other jurisdictions customers must comply with CON procedures before using the Company's services.

     The Company's Gamma Knife units contain Cobalt 60 radioactive sources. The medical centers that house the Company's Gamma Knife units are responsible for obtaining possession and user's licenses for the Cobalt 60 source.

     The Company believes it is in substantial compliance with the various rules and regulations that affect its businesses.

INSURANCE AND INDEMNIFICATION

     The Company's contracts with equipment vendors generally do not contain indemnification provisions. The Company maintains a comprehensive insurance program covering the value of its property and equipment, subject to deductibles, which the Company believes are reasonable.

     The Company's customer contracts generally contain mutual indemnification provisions. The Company maintains general and professional liability insurance. The Company is not involved in the practice of medicine and therefore believes its present insurance coverage and indemnification agreements are adequate for its business.

EMPLOYEES

     At December 31, 1999, the Company employed eight (8) employees on a full-time basis. None of these employees is subject to a collective bargaining agreement and there is no union representation within the Company. The Company maintains various employee benefit plans and believes that its employee relations are good.

EXECUTIVE OFFICERS OF THE COMPANY

     The following table provides current information concerning those persons who serve as executive officers of the Company. The executive officers were appointed by the Board of Directors and serve at the discretion of the Board of Directors.

        NAME:            AGE:                      POSITION:
        -----            ----                      ---------
Ernest A. Bates, M.D.     63     Chairman of the Board of Directors, Chief
                                 Executive Officer
Craig K. Tagawa           46     Senior Vice President -- Chief Operating and
                                 Financial Officer
Richard Magary            59     Senior Vice President -- Administration,
                                 Assistant Secretary
Gregory Pape              44     Senior Vice President -- Sales and Marketing

     ERNEST A. BATES, M.D., founder of the Company, has served in the positions listed above since the incorporation of the Company, except for the periods May 1, 1991 through November 6, 1992 and February 1989 through August 1989, during which time Dr. Bates did not serve in the capacity of President and Chief Operating Officer. Dr. Bates is a graduate of The Johns Hopkins University and the University of Rochester School of Medicine. He is currently an Assistant Clinical Professor of Neurosurgery at the University of California Medical Center at San Francisco, and a member of the Board of Trustees of The Johns Hopkins University and the University of Rochester, a Director of the Industrial Policy Advisory Committee of the Engineering Research Center for Computer-Integrated Surgical Systems and Technology ("CISST") at The Johns Hopkins University, a Member of the State of California High Speed Rail Authority, and a Member of the Board of Directors of Salzburg Seminar.

     CRAIG K. TAGAWA has served as Chief Operating Officer since February 1999 in addition to serving as Chief Financial Officer since May 1996. Mr. Tagawa also served as Chief Financial Officer from January 1992 through October 1995. Previously a Vice President in such capacity, Mr. Tagawa became a Senior Vice President on February 28, 1993. He is also the Chief Executive Officer of GK Financing, LLC. From September 1988 through January 1992, Mr. Tagawa served in various positions with the Company. From 1982 through August 1988, Mr. Tagawa served as Vice President of Finance and Controller of Medical Ambulatory Care, Inc., the Dialysis division of National Medical Enterprises, Inc. (now Tenet Healthcare Corporation), an owner and operator of hospitals and other health care businesses. Mr. Tagawa received his Undergraduate degree from the University of California at Berkeley and his M.B.A from Cornell University.

     RICHARD MAGARY has served as Senior Vice President -- Corporate Development or Administration since February 28, 1993 and as Assistant Secretary since 1985. Mr. Magary will conclude his current duties in May of 2000 and become an advisor to the Company. From April 1987 through February 1993, Mr. Magary served as a Vice President in the same capacity as his current duties. From 1982 through March 1987, he served as Chief Financial Officer of the Company and its predecessor. Mr. Magary is a graduate of the University of San Francisco.

     GREGORY PAPE has served as Senior Vice President -- Sales and Marketing since June 1994. From January 1993 through June 1994, Mr. Pape was a Zone Vice President -- Sales and Marketing for the Company. Mr. Pape served in the capacity of Regional Sales Manager for the Company for the period from March 1991 through January 1993. From September 1989 through February 1991, Mr. Pape was a Regional Sales Manager for Medical Imaging Corporation of America, Inc. Mr. Pape earned his undergraduate degree at the University of Miami, Florida with postgraduate work in law at the University of Dayton, Ohio.

ITEM 2. PROPERTIES

     The Company's corporate offices are located at Two Embarcadero Center, Suite 2370, San Francisco, California, where it leases approximately 2,550 square feet for $11,208 per month. This lease runs through September 2002.

     For the year ended December 31, 1999 the Company's aggregate net rental expenses for all properties and equipment were approximately $117,000.

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

                            PRICES FOR COMMON SHARES

                      QUARTER ENDING                         HIGH        LOW
                      --------------                         ----        ---
March 31, 1998.............................................   1 15/16     1 3/8
June 30, 1998..............................................   1 7/8       1 1/4
September 30, 1998.........................................   1 1/4         5/8
December 31, 1998..........................................   1 1/4         5/8
March 31, 1999.............................................   1 11/16      15/16
June 30, 1999..............................................   3           1 1/2
September 30, 1999.........................................   6 1/4       2 3/8
December 31, 1999..........................................   5 3/8       3 7/16

     The Company estimates that there were approximately 1,400 beneficial holders of its Common Shares as of December 31, 1999.

     The Company's Board of Directors authorized, and the Company completed in March 1999 the repurchase of all of its remaining securities owned by two major holders who acquired them in the Company's 1995 financial restructuring. The repurchases were made directly from the holders.

     The repurchased securities included shares of the Company's Common Stock, and Warrants to acquire additional shares of Common Stock. The repurchased securities represented approximately 12.6% of the

Company's then-issued and outstanding common shares and about 12.6% of its then-fully diluted outstanding shares. The aggregate repurchase price paid by the Company was approximately $702,000.

     The Board of Directors also authorized in March 1999 the repurchase of up to 500,000 additional shares of the Company's Common Stock in the open market from time to time at prevailing prices. Approximately 196,000 shares were repurchased in the open market pursuant to that authorization, through December 31, 1999, at a cost of approximately $498,000.

     During 1999 holders of warrants and of options to acquire the Company's common stock exercised their respective rights pursuant to such securities, resulting in the Company issuing approximately 37,000 new shares of its common stock, in exchange for payments totaling approximately $37,000.

     On March 22, 1999, the Company adopted a Shareholder Rights Plan ("Plan"). Under the Plan, the Company made a dividend distribution of one Right for each outstanding share of the Company's common stock as of the close of business on April 1, 1999. The Rights become exercisable only if any person or group, with certain exceptions, becomes an "acquiring person" (acquires 15 percent or more of the Company's outstanding common stock) or announces a tender or exchange offer to acquire 15 percent or more of the Company's outstanding common stock. The Company's Board of Directors adopted the Plan to protect shareholders against a coercive or inadequate takeover offer. The Board of Directors is not aware that any person or group intends to make a takeover offer for the Company.

     Following the transactions described above, as of December 31, 1999 the Company had 5,732,964 fully diluted shares outstanding, including 3,813,042 issued and outstanding common shares, 1,370 common shares reserved for warrants, 1,912,867 common shares reserved for options, and 5,685 shares reserved pursuant to the Company's Shareholder Rights Plan.

     The Company did not pay cash dividends in 1999 and does not anticipate paying cash dividends in 2000.

ITEM 6. SELECTED FINANCIAL DATA SUMMARY OF OPERATIONS

                                                            YEAR ENDED DECEMBER 31,
                                               --------------------------------------------------
                                                1999       1998      1997       1996     1995(1)
                                               -------    -------   -------   --------   --------
                                                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
Medical services revenues....................  $ 7,156    $35,162   $37,172   $ 36,989   $ 34,077
                                               =======    =======   =======   ========   ========
Costs of operations..........................    2,165     25,826    27,044     28,071     32,675
Selling and administrative expense...........    1,803      5,116     5,901      5,309      8,432
Interest expense.............................    1,309      3,186     3,671      4,199      5,310
Write-down of intangible assets..............        0          0         0          0        600
                                               -------    -------   -------   --------   --------
Total costs and expenses.....................    5,277     34,128    36,616     37,579     47,017
                                               -------    -------   -------   --------   --------
                                                 1,879      1,034       556       (590)   (12,940)
(Loss) gain on sale of assets and early
  termination of capital leases..............       10         (2)      821          3        226
Gain on disposal of product line.............        0     20,478         0          0          0
Interest and other income....................      603        220       118        170        258
Minority interest............................     (501)      (166)       37         57          0
                                               -------    -------   -------   --------   --------
Income (loss) before income taxes and
  extraordinary item.........................    1,991     21,564     1,532       (360)   (12,456)
Income tax benefit (expense).................      716     (1,513)      (10)         7         (3)
                                               -------    -------   -------   --------   --------
Income (loss) before extraordinary item......    2,707     20,051     1,522       (353)   (12,549)
Extraordinary item...........................        0          0         0          0     19,803
                                               -------    -------   -------   --------   --------
Net income (loss)............................  $ 2,707    $20,051   $ 1,522   $   (353)  $  7,344
                                               =======    =======   =======   ========   ========
Earnings (loss) per common share:
     Income (loss) before extraordinary
       item..................................  $  0.68    $  4.23   $  0.32   $  (0.08)  $  (2.96)
     Extraordinary item......................  $  0.00    $  0.00   $  0.00   $   0.00   $   4.71
                                               -------    -------   -------   --------   --------
     Net income (loss).......................  $  0.68    $  4.23   $  0.32   $  (0.08)  $   1.75
                                               =======    =======   =======   ========   ========
Earnings (loss) per common share assuming
  dilution:
     Income (loss) before extraordinary
       item..................................  $  0.48    $  3.15   $  0.24   $  (0.08)  $  (2.96)
     Extraordinary item......................  $  0.00    $  0.00   $  0.00   $   0.00   $   4.71
                                               -------    -------   -------   --------   --------
     Net income (loss).......................  $  0.48    $  3.15   $  0.24   $  (0.08)  $   1.75
                                               =======    =======   =======   ========   ========
BALANCE SHEET DATA
Cash.........................................  $12,903    $11,114   $    17   $    368   $    452
Restricted Cash..............................       50      2,226       651        218        493
Working capital (deficiency).................   11,125      9,088    (8,039)   (10,888)    (6,793)
Total assets.................................   36,986     26,919    30,209     32,969     31,335
Current portion of long-term debt............    2,545      1,885    10,929     13,182      8,720
Long-term debt, less current portion.........   19,887      8,823    21,569     23,935     26,125
Senior subordinated notes....................        0          0         0          0        773
Shareholders' equity (Net capital
  deficiency)................................  $12,639    $11,096   $(8,953)  $(10,475)  $(10,576)

See accompanying note
---------------
(1) In June 1995, ASHS incorporated a new wholly-owned subsidiary, African American Church Health and Economic Services, Inc. ("ACHES") and ACHES' wholly-owned subsidiary, ACHES Insurance Services, Inc. ("AIS"), and in October 1995, entered into an operating agreement granting to American Shared Radiosurgery Services (a California corporation and a wholly-owned subsidiary of the Company) an 81% ownership interest in GK Financing, LLC. Accordingly, the financial data for the Company presented above include the results of the establishment of ACHES, AIS, and GK Financing, LLC for 1995 through 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     During the years ended December 31, 1999, 1998 and 1997, approximately 100%, 12% and 6% respectively, of the Company's revenues were derived from its Gamma Knife business. The Company in November 1998 sold its diagnostic imaging business which accounted for 0%, 88% and 94% of the Company's total revenues during the years ended December 31, 1999, 1998 and 1997, respectively. As a result, the Company was relieved of substantially all of the liabilities of the imaging division, consisting of approximately $27,100,000 of debt and other obligations, and received approximately $13,500,000 in cash. The sale of its imaging division resulted in a one-time gain of $20,478,000 in 1998, which eliminated the Company's capital deficiency. Following the sale, the Company's operations were significantly reduced and it has substantially reduced its staff. Accordingly the discussions below related to 1998 and 1997 predominantly reflect the Company's operations prior to the sale of its imaging division.

     The Company had net income of $2,707,000 ($0.68 per share) on medical services revenues of $7,156,000 in 1999. Net income in 1999 included an insurance expense credit of $325,000 and an income tax benefit of $716,000. The Company had net income of $20,051,000 ($4.23 per share) on medical services revenues of $35,162,000 in 1998. Included in net income for 1998 is a $20,478,000 gain on disposal of product line less Sale-related income taxes of $1,500,000.

TOTAL REVENUES

                                                            INCREASE               INCREASE
                                                   1999    (DECREASE)    1998     (DECREASE)    1997
                                                  ------   ----------   -------   ----------   -------
                                                                     (IN THOUSANDS)
Medical services................................  $7,156     (79.6%)    $35,162      (5.4%)    $37,172

     Medical services revenues decreased 79.6% in 1999 compared to 1998, and decreased 5.4% in 1998 compared to 1997. Both decreases are primarily attributable to the sale of the Company's imaging division, which occurred in November 1998.

     Gamma Knife revenues increased $2,995,000 and $1,772,000 in 1999 and 1998, respectively, compared to the prior years. The 1999 increase was primarily due to the commencement of four new Gamma Knife contracts during 1999 and full year inclusion of the Company's fourth and fifth Gamma Knife units. The Company's sixth Gamma Knife commenced operation in second quarter 1999, the seventh and eighth commenced operation during third quarter 1999, and the ninth commenced operation in late fourth quarter 1999. The Company's second Gamma Knife contract expired during fourth quarter 1999 leaving a net of eight Gamma Knife units in operation at December 31, 1999. The customer purchased the Gamma Knife after the expiration of the contract for $1,200,000 in cash in November 1999. The 1998 increase vs. 1997 was primarily due to the commencement of the Company's fourth Gamma Knife in March 1998 and the fifth Gamma Knife in July 1998, and full year inclusion of the Company's third Gamma Knife unit.

     MRI revenues decreased $26,498,000 and $1,821,000 in 1999 and 1998 compared to prior years. The decreases were primarily attributable to the sale of the imaging division. MRI revenues as a percentage of total medical services revenues were 0%, 75%, and 76% in years 1999, 1998, and 1997, respectively.

     The Company's non-MRI diagnostic imaging services revenues decreased $3,345,000 and $1,763,000 in 1999 and 1998 compared to prior years. The decrease in 1999 was due to the sale of the imaging division. The decline in 1998 was primarily due to the continued decline of CT and Nuclear Medicine revenues and the sale of the imaging division. Non-MRI diagnostic imaging services revenues as a percentage of total medical services revenues were 0%, 10% and 14% for the years ended 1999, 1998 and 1997, respectively.

     Contract service revenues, consisting of Respiratory Therapy services and Cardiac Catheterization Laboratory revenues, decreased $1,150,000 and $195,000 in 1999 and 1998 compared to prior years. These decreases were primarily attributable to the sale of the imaging division.

COSTS OF OPERATIONS

                                                     INCREASE                 INCREASE
                                           1999     (DECREASE)     1998      (DECREASE)     1997
                                          ------    ----------    -------    ----------    -------
                                                               (IN THOUSANDS)
Costs of operations.....................  $2,165      (91.6)%     $25,826       (4.5)%     $27,044
Percentage of revenue...................    30.3%                    73.5%                    72.8%

     The Company's costs of operations, consisting of payroll, maintenance and supplies, depreciation and amortization, equipment rental and other operating expenses (such as vehicle fuel, building rents, regional office costs, insurance, property taxes, bad debt expense, fees and training expenses) decreased $23,661,000 in 1999 as compared to 1998 and decreased $1,218,000 in 1998 compared to 1997.

     Medical services payroll decreased by $7,084,000 in 1999 compared to 1998 and decreased by $446,000 in 1998 compared to 1997. This decrease is primarily due to the sale of the imaging division and the fact that the Company does not currently provide labor as a component of its Gamma Knife services. Medical services payroll costs, as a percent of medical services revenues, were less than 1% in 1999 and remained constant at 20% in years 1998 and 1997.

     The Company's maintenance and supplies costs were 2%, 15% and 16% of medical service revenues in 1999, 1998 and 1997, respectively. Maintenance and supplies costs decreased $5,041,000 in 1999 compared to 1998 and decreased $775,000 in 1998 vs. 1997. These decreases were primarily due to the sale of the imaging division. Maintenance and supply costs for Gamma Knife services increased $63,000 in 1999 compared to 1998 and decreased $30,000 in 1998 compared to 1997. The increase in 1999 was primarily due to the expiration of the warranty period on three units. The decrease in 1998 compared to 1997 was due to commencement of the warranty period on a replacement Gamma Knife unit at an existing customer.

     Depreciation and amortization decreased $3,940,000 in 1999 compared to 1998 and decreased $842,000 in 1998 compared to 1997. The decreases in 1999 and 1998 were both primarily attributable to the sale of the imaging division. The decrease in 1999 was partially offset by the addition of four Gamma Knife units during 1999. The decrease in 1998 was also due to fewer MRI units accounted for as capitalized leases in 1998, offset by increases in equipment depreciation due to the addition of two Gamma Knife units during 1998 and one unit in late 1997. Depreciation and amortization for Gamma Knife services in 1999 and in 1998 increased $573,000 and $235,000, respectively, compared to prior years. The increase in 1999 was mitigated because the Company's second Gamma Knife unit, which was sold, was depreciated to its salvage value during third quarter 1999.

     Equipment rental as a percentage of medical services revenues was 0% in 1999, 12% in 1998 and 7% in 1997. Equipment rental decreased $4,064,000 in 1999 compared to 1998 and increased $1,378,000 in 1998 compared to 1997. The decrease in 1999 was due to the sale of the imaging division. The Company's Gamma Knife services currently do not require the rental of equipment. The increase in 1998 is primarily due to two replacement and three new MRI units accounted for as operating leases during 1998 and fourth quarter 1997, offset by decreases associated with the sale of the imaging division.

     Other costs of operations as a percentage of medical services revenues were 6%, 11% and 12% in 1999, 1998 and 1997, respectively. The decreases of $3,532,000 in 1999 compared to 1998 and $533,000 in 1998 compared to 1997 were primarily attributable to the sale of the imaging division. Other costs of operations for Gamma Knife services increased $135,000 and $150,000, respectively, compared to prior years. These increases were primarily due to increased insurance costs and property taxes because of additional Gamma Knife units, as well as increased marketing costs.

SELLING AND ADMINISTRATIVE

                                                       INCREASE                INCREASE
                                             1999     (DECREASE)     1998     (DECREASE)     1997
                                            ------    ----------    ------    ----------    ------
                                                                (IN THOUSANDS)
Selling and administrative costs..........  $1,803      (64.8)%     $5,116      (13.3)%     $5,901
Percentage of revenue.....................    25.2%                   14.6%                   15.9%

     The Company's selling and administrative costs decreased $3,313,000 in 1999 compared to 1998 and $785,000 in 1998 compared to 1997. The decrease in 1999 was primarily due to the sale of the imaging division. Also during 1999, the Company revised its estimate regarding the need for and the corresponding cost of liability insurance related to divested operations. This change in estimate resulted in a $325,000 decrease to selling and administrative expenses during fourth quarter 1999. Selling and administrative costs increased as a percentage of revenue because of the lower revenue base compared to the required level of selling and administrative costs. The decrease in 1998 was primarily due to the sale of the imaging division and decreased salary, investor relations and legal expenses.

INTEREST EXPENSE

                                                       INCREASE                INCREASE
                                             1999     (DECREASE)     1998     (DECREASE)     1997
                                            ------    ----------    ------    ----------    ------
                                                                (IN THOUSANDS)
Interest expense..........................  $1,309      (58.9)%     $3,186      (13.2)%     $3,671
Percentage of revenue.....................    18.3%                    9.1%                    9.9%

     The Company's interest expense decreased $1,877,000 in 1999 compared to 1998 and decreased $485,000 in 1998 compared to 1997. The decrease in 1999 was primarily attributable to the sale of the imaging division offset by increased interest related to Gamma Knife units. The decrease in 1998 was primarily attributable to the sale of the imaging division and decreased capitalized lease-related interest, offset by increased interest related to additional Gamma Knife units. Interest expense for Gamma Knife units increased $528,000 in 1999 and $470,000 in 1998 compared to prior years. Interest as a percentage of revenue increased from 9.1% in 1998 to 18.3% in 1999 because all of the Company's operating Gamma Knife units are financed by means of interest bearing debt.

OTHER INCOME AND EXPENSE

                                                       INCREASE                 INCREASE
                                             1999     (DECREASE)     1998      (DECREASE)    1997
                                             -----    ----------    -------    ----------    ----
                                                                (IN THOUSANDS)
(Loss) gain on sale of assets and early
  termination of capital leases............  $  10      600.0%      $    (2)     (100.2)%    $821
Percentage of revenue......................    0.1%                     0.0%                  2.2%
Gain on sale of product line...............  $   0         NM       $20,478          NM      $  0
Percentage of revenue......................    0.0%                    58.2%                  0.0%
Interest and other income..................  $ 603      174.1%      $   220        86.4%     $118
Percentage of revenue......................    8.4%                     0.6%                  0.3%
Minority interest..........................  $(501)     201.8%      $  (166)      548.7%     $ 37
Percentage of revenue......................   (7.0)%                   (0.5)%                 0.1%

     The Company's gain on sale of product line decreased to $0 in 1999 and increased $20,478,000 in 1998 compared to 1997. The gain on sale of product line in 1998 represents the gain associated with the sale of the imaging division. The gain was net of transaction costs of approximately $2,700,000. Transaction costs include legal, investment banking and management bonuses related to the sale of the imaging division; employee severance costs; and the costs related to the discontinuance of the diagnostic imaging division. Gain on sale of assets and early termination of capital leases increased $12,000 in 1999 compared to 1998 and decreased $823,000 in 1998 compared to 1997. The $821,000 gain on sale of assets and early termination of capital leases in 1997 was primarily due to the gain on early termination of a capital lease, an insurance settlement, and gains on sales of assets.

     Interest and other income increased $383,000 in 1999 and $102,000 in 1998 compared to prior years. The increase in both 1999 and 1998 was primarily due to additional interest income from higher cash balances that are invested in overnight securities.

     Minority interest increased $335,000 in 1999 and $203,000 in 1998 compared to prior years. Minority interest represents the pre-tax income earned by the minority member's 19% interest in GKF. The increase in minority interest reflects the increased profitability of GKF.

INCOME TAXES

                                                       INCREASE                 INCREASE
                                              1999    (DECREASE)     1998      (DECREASE)    1997
                                              ----    ----------    -------    ----------    ----
                                                                (IN THOUSANDS)
Income tax benefit (expense)................  $716      (147.3)%    $(1,513)    15,030.0%    $(10)
Percentage of revenue.......................  10.0%                    (4.3)%                 0.0%

     The Company received an income tax benefit of $716,000 in 1999 compared to an income tax provision of $1,513,000 in 1998, a decrease in income tax expense of $2,229,000. The $716,000 income tax benefit is primarily a result of an overestimate of the federal and state income tax provision in 1998 resulting from the sale of the imaging division. The overestimate was adjusted in 1999 when tax returns were completed for filing with taxing agencies. The Company's income tax provision increased $1,503,000 in 1998 compared to 1997 primarily due to the gain on sale of product line. The Company had a net operating loss carryforward for federal income tax return purposes at December 31, 1999 of approximately $8,330,000.

NET INCOME

                                                      INCREASE                 INCREASE
                                            1999     (DECREASE)     1998      (DECREASE)     1997
                                           ------    ----------    -------    ----------    ------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income...............................  $2,707      (86.5)%     $20,051      1,217%      $1,522
Net income per share.....................  $ 0.68      (83.9)%     $  4.23      1,222%      $ 0.32

     The Company had net income of $2,707,000 in 1999 compared to net income of $20,051,000 in 1998. Net income for 1999 included an insurance expense credit of $325,000 and a tax benefit of $716,000. Net income for 1998 included a $18,978,000 gain net of income taxes ($1,500,000) primarily from the Sale. Net income for 1998, exclusive of the net gain from the sale of product line was $1,073,000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of $12,903,000 at December 31, 1999 compared to $11,114,000 at December 31, 1998. The Company's cash position increased $1,789,000 due primarily to the availability of cash that had previously been classified as restricted until April 15, 1999 to cover potential claims relating to the sale of the imaging division. In addition, during the second quarter 1999 the GK Financing, LLC Operating Agreement was amended to require a minimum cash reserve of $50,000 which resulted in an increase in cash and equivalents of $1,176,000.

     Restricted cash of $50,000 at December 31, 1999 reflects cash that may only be used for the operations of GK Financing, LLC. At December 31, 1998 restricted cash of $2,226,000 reflected cash that may only be used for GK Financing, LLC and amounts previously described as restricted under terms of the agreements relating to the sale of the imaging division.

     The Company's total cash, cash equivalents and restricted cash decreased $387,000 in 1999 compared to 1998 due to the payment of federal and state income taxes primarily related to the sale of the imaging division ($1,059,000 net of refunds received), the Company's repurchase of Common Stock and Warrants ($1,164,000) and payment of costs relating to the sale of the imaging division ($1,159,000). Increased cash flow from operations and cash received on the sale of a Gamma Knife unit ($1,200,000) mitigated this decrease.

     Following the Company's stock repurchases the Company had Shareholders' Equity of $12,639,000, Working Capital of $11,125,000, and Total Assets of $36,986,000 at December 31, 1999 compared to Shareholders' Equity of $11,096,000, Working Capital of $9,088,000, and Total Assets of $26,919,000 as of December 31, 1998.

     The Company invests its cash in overnight repurchase agreements and commercial paper pending use in the Company's operations. The Company believes its cash position combined with its working capital is adequate to service the Company's cash requirements in 2000.

IMPACT OF INFLATION AND CHANGING PRICES

     The Company does not believe that inflation has had a significant impact on operations because a substantial majority of the costs that it incurs under its customer contracts are fixed through the term of the contract.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the Index to Consolidated Financial Statements and Financial Statement Schedules included at page A-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On December 31, 1999 the local Grant Thornton offices that provided accounting and tax services for the Company were sold to Moss Adams LLP, an accounting and consulting firm. The Company has elected to retain Moss Adams as its independent auditors and tax advisors. In light of its engagement of Moss Adams, the Company will no longer engage Grant Thornton, LLP to audit the Company's financial statements. Grant Thornton had served as the Company's auditor during the year ended December 31, 1998. Ernst & Young had served as the Company's auditor from 1983 through 1997.

     The Company on December 14, 1998 engaged Grant Thornton, LLP as its independent accountant to audit the Company's financial statements for the year ended December 31, 1998. The Company and Grant Thornton, LLP had a long established relationship as Grant Thornton had served as the Company's tax advisor since 1990.

     The Company, during its two prior fiscal years (1998 and 1997) and any subsequent interim period preceding its change of independent accountant, did not have any disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors is incorporated herein by reference from the Company's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders (the "2000 Proxy Statement"). Information regarding executive officers of the Company, included herein under the caption "Executive Officers of the Registrant" in Part I, Item 1 above, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated herein by reference from the 2000 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference from the 2000 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference from the 2000 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) FINANCIAL STATEMENTS AND SCHEDULES.

     The following Financial Statements and Schedules are filed with this
Report:

       Report of Independent Auditors
        Audited Consolidated Financial Statements
        Consolidated Balance Sheets
        Consolidated Statements of Income
        Consolidated Statements of Shareholders' Equity
        Consolidated Statements of Cash Flows
        Notes to Consolidated Financial Statements
        Financial Statement Schedules
        Valuation and Qualifying Accounts

     (All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.)

(B) EXHIBITS.

     The following Exhibits are filed with this Report.

EXHIBIT
NUMBER:                            DESCRIPTION:
-------                            ------------
 2.1       Securities Purchase Agreement, dated as of March 12, 1998, by and among Alliance Imaging, Inc.; Embarcadero Holding
           Corp. I; Embarcadero Holding Corp. II; American Shared
           Hospital Services; and MMRI, Inc.(1)
 3.1       Articles of Incorporation of the Company, as amended.(2)
 3.2       By-laws of the Company, as amended.
 4.6       Form of Common Stock Purchase Warrant of American Shared
           Hospital Services.(3)
 4.8       Registration Rights Agreement, dated as of May 17, 1995, by and among American Shared Hospital Services, the Holders
           referred to in the Note Purchase Agreement, dated as of May
           12, 1995 and General Electric Company, acting through GE
           Medical Systems.(3)
10.1       The Company's 1984 Stock Option Plan, as amended.(4)
10.2       The Company's 1995 Stock Option Plan, as amended.(5)
10.3       Form of Indemnification Agreement between American Shared
           Hospital Services and members of its Board of Directors.(4)
10.4       Ernest A. Bates Stock Option Agreement dated as of August
           15, 1995.(6)
10.5       Operating Agreement for GK Financing, LLC, dated as of
           October 17, 1995.(3)
10.6       Amendments dated as of October 26, 1995 and as of December
           20, 1995 to the GK Financing, LLC Operating Agreement, dated as of October 17, 1995.(7)
10.7       Amendment dated as of October 16, 1996 to the GK Financing,
           LLC Operating Agreement, dated as of October 17, 1995.(1)
10.8       Amendment dated as of March 31, 1998 ("Fourth Amendment) to the GK Financing, LLC Operating Agreement dated as of
           October 17, 1995.(8)
10.9       Amendment dated as of March 31, 1998 ("Fifth Amendment") to the GK Financing, LLC Operating Agreement dated as of
           October 17, 1995.(8)
10.10      Amendment dated as of June 5, 1998 to the GK Financing, LLC
           Operating Agreement dated as of October 17, 1995.(8)

EXHIBIT
NUMBER:                            DESCRIPTION:
-------                            ------------
10.11a     Assignment and Assumption Agreement, dated as of December
           31, 1995, between American Shared Radiosurgery Services
           (assignor) and GK Financing, LLC (assignee).(8)
10.11b     Assignment and Assumption Agreement, dated as of November 1,
           1995, between American Shared Hospital Services (assignor)
           and American Shared Radiosurgery Services (assignee).(4)
10.11c     Amendment Number One dated as of August 1, 1995 to the Lease
           Agreement for a Gamma Knife Unit between The Regents of the
           University of California and American Shared Hospital
           Services. (Confidential material appearing in this document has been omitted and filed separately with the Securities
           and Exchange Commission in accordance with Rule 24b-2,
           promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with
           asterisks.)(8)
10.11d     Lease Agreement dated as of July 3, 1990 for a Gamma Knife
           Unit between American Shared Hospital Services and The
           Regents of the University of California. (Confidential
           material appearing in this document has been omitted and
           filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the
           Securities and Exchange Act of 1934, as amended. Omitted
           information has been replaced with asterisks.)(8)
10.12      Amendment Number Two dated as of February 6, 1998 to the
           Lease Agreement for a Gamma Knife Unit between UCSF-Stanford
           Health Care and GK Financing, LLC. (Confidential material
           appearing in this document has been omitted and filed
           separately with the Securities and Exchange Commission in
           accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information
           has been replaced with asterisks.)(8)
10.13      Assignment and Assumption Agreement, dated as of February 3,
           1996, between American Shared Radiosurgery Services
           (assignor) and GK Financing, LLC (assignee).(4)
10.14      Lease Agreement for a Gamma Knife Unit dated as of April 6,
           1994, between Ernest A. Bates, M.D. and NME Hospitals, Inc.
           dba USC University Hospital. (Confidential material
           appearing in this document has been omitted and filed
           separately with the Securities and Exchange Commission in
           accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information
           has been replaced with asterisks.)(8)
10.15      Assignment and Assumption and Agreement dated as of February
           1, 1996 between Ernest A. Bates, M.D. and GK Financing, LLC with respect to the Lease Agreement for a Gamma Knife dated as of April 6, 1994 between Ernest A. Bates, M.D. and NME
           Hospitals, Inc. dba USC University Hospital.(8)
10.16      Lease Agreement for a Gamma Knife Unit dated as of October
           31, 1996 between Hoag Memorial Hospital Presbyterian and GK
           Financing, LLC. (Confidential material appearing in this
           document has been omitted and filed separately with the
           Securities and Exchange Commission in accordance with Rule
           24b-2, promulgated under the Securities and Exchange Act of
           1934, as amended. Omitted information has been replaced with asterisks.)(8)
10.17      Addendum to Lease Agreement for a Gamma Knife Unit dated as of December 1, 1998 between Hoag Memorial Hospital
           Presbyterian and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed
           separately with the Securities and Exchange Commission in
           accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information
           has been replaced with asterisks.)(8)

EXHIBIT
NUMBER:                            DESCRIPTION:
-------                            ------------
10.18      Lease Agreement for a Gamma Knife Unit dated as of October
           29, 1996 between Methodist Healthcare Systems of San
           Antonio, Ltd., dba Southwest Texas Methodist Hospital and GK
           Financing, LLC. (Confidential material appearing in this
           document has been omitted and filed separately with the
           Securities and Exchange Commission in accordance with Rule
           24b-2, promulgated under the Securities and Exchange Act of
           1934, as amended. Omitted information has been replaced with asterisks.)(8)
10.19      Lease agreement for a Gamma Knife Unit dated as of April 10,
           1997 between Yale-New Haven Ambulatory Services Corporation and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the
           Securities and Exchange Commission in accordance with Rule
           24b-2, promulgated under the Securities and Exchange Act of
           1934, as amended. Omitted information has been replaced with asterisks.)(8)
10.20      Lease Agreement for a Gamma Knife Unit dated as of June 1,
           1998 between GK Financing, LLC and Kettering Medical Center.
           (Confidential material appearing in this document has been omitted and filed separately with the Securities and
           Exchange Commission in accordance with Rule 24b-2,
           promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with
           asterisks.)(9)
10.21      Addendum to Contract with GKF and KMC/WKNI, dated June 1,
           1998 between GK Financing, LLC and Kettering Medical Center.
           (Confidential material appearing in this document has been omitted and filed separately with the Securities and
           Exchange Commission in accordance with Rule 24b-2,
           promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with
           asterisks.)(9)
10.22      Lease Agreement for a Gamma Knife Unit dated as of October
           5, 1998 between GK Financing, LLC and New England Medical
           Center Hospitals, Inc. (Confidential material appearing in this document has been omitted and filed separately with the
           Securities and Exchange Commission in accordance with Rule
           24b-2, promulgated under the Securities and Exchange Act of
           1934, as amended. Omitted information has been replaced with asterisks.)(9)
10.23      Equipment Lease Agreement dated as of October 29, 1998
           between GK Financing, LLC and the Board of Trustees of the
           University of Arkansas on behalf of The University of
           Arkansas for Medical Sciences. (Confidential material
           appearing in this document has been omitted and filed
           separately with the Securities and Exchange Commission in
           accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information
           has been replaced with asterisks.)(9)
10.24      First Amendment to Lease Agreement for a Gamma Knife Unit
           effective as of August 2, 1999 between GK Financing, LLC and
           TenetHealthSystems Hospitals, Inc. (formerly known as NME
           Hospitals, Inc.) dba USC University Hospital. (Confidential
           material appearing in this document has been omitted and
           filed separately with the Securities and Exchange Rule
           24b-2, promulgated under the Securities and Exchange Act of
           1934, as amended. Omitted information has been replaced with asterisks.)(9)
10.25      Addendum Two, dated as of October 1, 1999, to Lease
           Agreement for a Gamma Knife Unit dated as of October 31,
           1996 between Hoag Memorial Hospital Presbyterian and GK
           Financing, LLC. (Confidential material appearing in this
           document has been omitted and filed separately with the
           Securities and Exchange Commission in accordance with Rule
           24b-2, promulgated under the Securities and Exchange Act of
           1934, as amended. Omitted information has been replaced with asterisks.)

EXHIBIT
NUMBER:                            DESCRIPTION:
-------                            ------------
10.26      Lease Agreement for a Gamma Knife Unit dated as of May 28,
           1999 between Froedtert Memorial Lutheran Hospital and GK
           Financing, LLC. (Confidential material appearing in this
           document has been omitted and filed separately with the
           Securities and Exchange Commission in accordance with Rule
           24b-2, promulgated under the Securities and Exchange Act of
           1934, as amended. Omitted information has been replaced with asterisks.)
10.27      Addendum dated June 24, 1999 to Lease Agreement for a Gamma
           Knife Unit dated as of May 28, 1999 between Froedtert
           Memorial Lutheran Hospital and GK Financing, LLC.
10.28      Amendment dated July 12, 1999 to Lease Agreement for a Gamma
           Knife Unit dated May 28, 1999 between Froedtert Memorial
           Lutheran Hospital and GK Financing, LLC.
10.29      Amendment dated August 24, 1999 to Lease Agreement for a
           Gamma Knife Unit dated May 28, 1999 between Froedtert
           Memorial Lutheran Hospital and GK Financing, LLC.
21.        Subsidiaries of American Shared Hospital Services.
23.1       Consent of Moss Adams, LLP.
23.2       Consent of Grant Thornton, LLP.
23.3       Consent of Ernst & Young, LLP.
27.        Financial Data Schedule for the year ended December 31,
           1999.

---------------
(1) These documents were filed as Exhibits 2.1 and 10.13b, respectively, to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, which is incorporated herein by this reference.

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

(6) This document was filed as Exhibit B to registrant's Proxy Statement, filed on August 31, 1995, which is incorporated herein by this reference.

(7) These documents were filed as Exhibits 4.14 and 10.13, respectively, to the registrant's Pre-Effective Amendment No. 1 to registrant's Registration Statement on Form S-1 (Registration No. 33-63721) filed on March 29, 1996, which is incorporated herein by this reference.

(8) These documents were filed as Exhibits 10.8, 10.9, 10.10, 10.11a, 10.11c, 10.11d, 10.12, 10.14, 10.15, 10.16, 10.17, 10.18 and 10.19, respectively, to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, which is incorporated herein by this reference.

(9) These documents were filed as Exhibits 10.20, 10.21, 10.22, 10.23, and 10.24, respectively, to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, which is incorporated herein by this reference.

(C) REPORTS ON FORM 8-K:

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AMERICAN SHARED HOSPITAL SERVICES
                                          (Registrant)

March 29, 2000                            By: /s/ ERNEST A. BATES
                                            ------------------------------------
                                            Ernest A. Bates, M.D.
                                            Chairman and Chief Executive Officer

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

                       SIGNATURE                                      TITLE                   DATE
                       ---------                                      -----                   ----

/s/ ERNEST A. BATES                                        Chief Executive Officer and   March 29, 2000
--------------------------------------------------------      Chairman of the Board
Ernest A. Bates, M.D.

/s/ WILLIE R. BARNES                                         Director and Secretary      March 29, 2000
--------------------------------------------------------
Willie R. Barnes

/s/ JOHN F. RUFFLE                                                  Director             March 29, 2000
--------------------------------------------------------
John F. Ruffle

/s/ STANLEY S. TROTMAN, JR.                                         Director             March 29, 2000
--------------------------------------------------------
Stanley S. Trotman, Jr.

/s/ CHARLES B. WILSON                                               Director             March 29, 2000
--------------------------------------------------------
Charles B. Wilson

/s/ CRAIG K. TAGAWA                                        Chief Operating Officer and   March 29, 2000
--------------------------------------------------------     Chief Financial Officer
Craig K. Tagawa                                               (Principal Accounting
                                                                    Officer)

                       AMERICAN SHARED HOSPITAL SERVICES

                       CONSOLIDATED FINANCIAL STATEMENTS
                                      AND
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                    CONTENTS

                                                              PAGE
                                                              ----
REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS.........  F-2
CONSOLIDATED FINANCIAL STATEMENTS
  BALANCE SHEETS............................................  F-4
  STATEMENTS OF INCOME......................................  F-5
  STATEMENT OF SHAREHOLDERS' EQUITY.........................  F-6
  STATEMENTS OF CASH FLOWS..................................  F-7
  NOTES TO FINANCIAL STATEMENTS.............................  F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
American Shared Hospital Services

     We have audited the accompanying consolidated balance sheet of American Shared Hospital Services as of December 31, 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Shared Hospital Services at December 31, 1999, and the consolidated results of their operations and consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.

                                          /s/  Moss Adams LLP
                                          --------------------------------------
                                          MOSS ADAMS LLP

Stockton, California
February 18, 2000

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

                                          /s/  Grant Thornton LLP
                                          --------------------------------------
                                          GRANT THORNTON LLP

San Francisco, California
March 12, 1999

                       AMERICAN SHARED HOSPITAL SERVICES

                          CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,

                                     ASSETS

                                                                 1999           1998
                                                              -----------    -----------
CURRENT ASSETS
  Cash and cash equivalents.................................  $12,903,000    $11,114,000
  Restricted cash...........................................       50,000      2,226,000
  Trade accounts receivable.................................      982,000      1,228,000
  Other receivables.........................................      244,000        104,000
  Prepaid expenses and other current assets.................      516,000        285,000
                                                              -----------    -----------
          Total current assets..............................   14,695,000     14,957,000
  PROPERTY AND EQUIPMENT
  Medical equipment and facilities..........................   23,560,000     15,199,000
  Office equipment..........................................      617,000        578,000
  Deposits and construction in progress.....................    3,276,000      1,079,000
                                                              -----------    -----------
                                                               27,453,000     16,856,000
  Accumulated depreciation and amortization.................   (5,397,000)    (5,097,000)
                                                              -----------    -----------
          Net property and equipment........................   22,056,000     11,759,000
  OTHER ASSETS..............................................      235,000        203,000
                                                              -----------    -----------
                                                              $36,986,000    $26,919,000
                                                              ===========    ===========
                          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................  $   101,000    $   338,000
  Accrued interest..........................................      229,000         54,000
  Employee compensation and benefits........................       87,000        814,000
  Other accrued liabilities.................................      597,000        519,000
  Income tax payable........................................           --      1,664,000
  Current portion of accrued exit costs.....................       11,000        595,000
  Current portion of long-term debt.........................    2,545,000      1,885,000
                                                              -----------    -----------
          Total current liabilities.........................    3,570,000      5,869,000
LONG-TERM DEBT, less current portion........................   19,887,000      8,823,000
ACCRUED EXIT COSTS, less current portion....................           --        400,000
MINORITY INTEREST...........................................      890,000        731,000
SHAREHOLDERS' EQUITY
  Common stock, $0 par value, authorized -- 10,000,000
     shares, issued and outstanding shares -- 3,813,000 in
     1999 and 4,544,000 in 1998.............................   10,036,000     11,087,000
  Common stock options issued to officer....................    2,414,000      2,414,000
  Additional paid-in capital................................      817,000        930,000
  Accumulated deficit.......................................     (628,000)    (3,335,000)
                                                              -----------    -----------
          Total shareholders' equity........................   12,639,000     11,096,000
                                                              -----------    -----------
                                                              $36,986,000    $26,919,000
                                                              ===========    ===========

        The accompanying notes are an integral part of these statements.

                       AMERICAN SHARED HOSPITAL SERVICES

                       CONSOLIDATED STATEMENTS OF INCOME
                            YEAR ENDED DECEMBER 31,

                                                          1999          1998           1997
                                                       ----------    -----------    -----------
REVENUES:
  Medical services...................................  $7,156,000    $35,162,000    $37,172,000
COSTS AND EXPENSES:
  Costs of operations:
  Medical services payroll...........................       3,000      7,087,000      7,533,000
  Maintenance and supplies...........................     143,000      5,184,000      5,959,000
  Depreciation.......................................   1,616,000      5,556,000      6,398,000
  Equipment rental...................................          --      4,064,000      2,686,000
  Other..............................................     403,000      3,935,000      4,468,000
  Selling and administrative.........................   1,803,000      5,116,000      5,901,000
  Interest...........................................   1,309,000      3,186,000      3,671,000
                                                       ----------    -----------    -----------
          Total costs and expenses...................   5,277,000     34,128,000     36,616,000
                                                       ----------    -----------    -----------
                                                        1,879,000      1,034,000        556,000
  Gain (loss) on sale of assets and early termination
     of capital leases...............................      10,000         (2,000)       821,000
  Gain on sale of product line.......................          --     20,478,000             --
  Interest and other income..........................     603,000        220,000        118,000
  Minority interest..................................    (501,000)      (166,000)        37,000
                                                       ----------    -----------    -----------
  Income before income taxes.........................   1,991,000     21,564,000      1,532,000
  Income tax benefit (expense).......................     716,000     (1,513,000)       (10,000)
                                                       ----------    -----------    -----------
  Net income.........................................  $2,707,000    $20,051,000    $ 1,522,000
                                                       ==========    ===========    ===========
Earnings per common share:
Earnings per common share -- basic...................  $      .68    $      4.23    $       .32
                                                       ==========    ===========    ===========
Earnings per common share -- assuming dilution.......  $      .48    $      3.15    $       .24
                                                       ==========    ===========    ===========

        The accompanying notes are an integral part of these statements.

                       AMERICAN SHARED HOSPITAL SERVICES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      THREE YEARS ENDED DECEMBER 31, 1999

                                                    COMMON
                                                    STOCK
                                                   OPTIONS     ADDITIONAL
                         COMMON       COMMON      ISSUED TO     PAID-IN     ACCUMULATED
                         SHARES        STOCK       OFFICER      CAPITAL       DEFICIT         TOTAL
                        ---------   -----------   ----------   ----------   ------------   ------------
Balances at December
  31, 1996............  4,769,000   $11,089,000   $2,414,000   $ 930,000    $(24,908,000)  $(10,475,000)
     Net income.......         --            --           --          --       1,522,000      1,522,000
                        ---------   -----------   ----------   ---------    ------------   ------------
Balances at December
  31, 1997............  4,769,000    11,089,000    2,414,000     930,000     (23,386,000)    (8,953,000)
     Repurchase of
       Common Stock...   (225,000)       (2,000)          --          --              --         (2,000)
     Net income.......         --            --           --          --      20,051,000     20,051,000
                        ---------   -----------   ----------   ---------    ------------   ------------
Balances at December
  31, 1998............  4,544,000    11,087,000    2,414,000     930,000      (3,335,000)    11,096,000
  Options exercised...      9,000        16,000           --          --              --         16,000
  Exercise of
     warrants.........     28,000        21,000           --          --              --         21,000
  Repurchase of common
     stock............   (768,000)   (1,088,000)          --          --              --     (1,088,000)
  Repurchase of
     warrants.........         --            --           --    (113,000)             --       (113,000)
     Net income.......         --            --           --          --       2,707,000      2,707,000
                        ---------   -----------   ----------   ---------    ------------   ------------
Balances at December
  31, 1999............  3,813,000   $10,036,000   $2,414,000   $ 817,000    $   (628,000)  $ 12,639,000
                        =========   ===========   ==========   =========    ============   ============

        The accompanying notes are an integral part of these statements.

                       AMERICAN SHARED HOSPITAL SERVICES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEAR ENDED DECEMBER 31,

                                                                  1999            1998           1997
                                                              ------------    ------------    -----------
OPERATING ACTIVITIES
  Net income................................................  $  2,707,000    $ 20,051,000    $ 1,522,000
  Adjustments to reconcile net income to net cash from
    operating activities:
    Gain on sale of product line............................            --     (20,478,000)            --
    (Gain) loss on sale of assets and early termination of
      capital leases........................................       (10,000)          2,000       (821,000)
    Depreciation and amortization...........................     1,621,000       6,095,000      6,752,000
    Deferred income tax benefit.............................            --        (164,000)            --
    Change in estimate of accrued exit costs................      (375,000)             --             --
    Changes in operating assets and liabilities:
      Decrease (increase) in restricted cash................     2,176,000      (1,575,000)      (433,000)
      Decrease (increase) in receivables....................       106,000        (154,000)      (582,000)
      (Increase) decrease in prepaid expenses and other
         assets.............................................      (263,000)        187,000        (10,000)
      (Decrease) increase in accounts payable, accrued
         liabilities and income taxes payable...............    (2,375,000)      3,767,000        843,000
                                                              ------------    ------------    -----------
Net cash from operating activities..........................     3,587,000       7,731,000      7,271,000
INVESTING ACTIVITIES
Proceeds from sale of product line, net of selling costs....            --      12,240,000             --
Payment of accrued exit costs...............................      (609,000)             --             --
Proceeds from sale and disposition of equipment.............     1,210,000           4,000        331,000
Increase (decrease) in minority interest....................       159,000         143,000        (37,000)
Payment for purchase of property and equipment..............      (131,000)       (746,000)      (349,000)
Other.......................................................            --              --       (168,000)
                                                              ------------    ------------    -----------
Net cash from investing activities..........................       629,000      11,641,000       (223,000)
FINANCING ACTIVITIES
Principal payments on long-term debt and obligations under
  capital leases............................................    (1,513,000)     (8,291,000)    (8,962,000)
Proceeds from issuance of long-term debt....................       250,000         855,000             --
Payment for exercise of stock warrants......................        21,000              --             --
Payment for exercise of stock options.......................        16,000              --             --
Net (payments on) proceeds from revolving line of credit....            --        (837,000)     1,563,000
Repurchase of warrants......................................      (113,000)             --             --
Repurchase of common stock..................................    (1,088,000)         (2,000)            --
                                                              ------------    ------------    -----------
Net cash from financing activities..........................    (2,427,000)     (8,275,000)    (7,399,000)
                                                              ------------    ------------    -----------
Net increase (decrease) in cash and cash equivalents........     1,789,000      11,097,000       (351,000)
Cash and cash equivalents at beginning of year..............    11,114,000          17,000        368,000
                                                              ------------    ------------    -----------
Cash and cash equivalents at end of year....................  $ 12,903,000    $ 11,114,000    $    17,000
                                                              ============    ============    ===========
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid...............................................  $  1,135,000    $  3,163,000    $ 3,689,000
                                                              ============    ============    ===========
Income taxes paid...........................................  $  1,059,000    $     36,000    $    29,000
                                                              ============    ============    ===========
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of equipment with lease/debt financing..........  $ 13,311,000    $  6,952,000    $ 3,999,000
Decrease in medical and capitalized lease equipment due to
  lease restructuring.......................................  $         --    $         --    $(1,137,000)
Decrease in capitalized lease obligations due to lease
  restructuring.............................................  $         --    $         --    $(2,036,000)
Accounts payable converted to notes.........................  $         --    $         --    $   817,000
Net liabilities, primarily trade accounts receivable and
  payable, property and equipment, capital lease
  obligations, and long-term debt, assumed by buyer in sale
  of product line...........................................  $         --    $  9,808,000    $        --

        The accompanying notes are an integral part of these statements.

                       AMERICAN SHARED HOSPITAL SERVICES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

NOTE A -- BUSINESS AND BASIS OF PRESENTATION

  1. Business

     American Shared Hospital Services (the "Company") provides Gamma Knife units to eight medical centers in California, Texas, Connecticut, Ohio, Massachusetts, Arkansas, and Wisconsin. The Company provided shared diagnostic imaging services to health care providers located in various geographic regions of the United States through November of 1998. The five diagnostic imaging services provided by the Company were Magnetic Resonance Imaging, Computed Axial Tomography Scanning, Ultrasound, Nuclear Medicine, and Cardiac Catheterization Laboratory services. On November 13, 1998, the diagnostic imaging services product line was sold to a third party.

     In June 1995, African American Church Health and Economic Services, Inc. (ACHES) and ACHES Insurance Services, Inc. ("AIS") were incorporated. AIS is a wholly owned subsidiary of ACHES. AIS is an insurance agency qualified to sell life, health, and disability insurance in the states of California and New York. ACHES, through AIS, sells life, health and disability insurance primarily to the African-American Community. In 1999, the operations of ACHES and AIS were discontinued.

     On October 17, 1995, the Company (through American Shared Radiosurgery Services ("ASRS")) and Elekta AB, the manufacturer of the Gamma Knife (through its wholly owned United States subsidiary GKV Investments, Inc. ("GKV")), entered into an operating agreement which formed GK Financing, LLC ("GKF"). GKF provides alternative financing of Elekta Gamma Knife units and is the preferred provider for Elekta AB of financing arrangements, such as fee-for-service lease arrangements with health care institutions.

     In November, 1999, OR21, Inc., was incorporated. This wholly-owned subsidiary of the Company will provide the product "The Operating Room for the 21st Century(sm)", which is currently under development.

     The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, CuraCare, Inc. ("CuraCare"), MMRI, Inc., European Shared Medical Services Ltd., OR21, Inc., ACHES and its wholly-owned subsidiary, AIS, and ASRS and its majority-owned subsidiary, GK Financing, LLC. The stock of CuraCare was sold on November 13, 1998 in conjunction with the sale of the diagnostic imaging services product line.

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

                       AMERICAN SHARED HOSPITAL SERVICES

                        DECEMBER 31, 1999, 1998 AND 1997

  4. Accounts Receivable

     Substantially all of the Company's revenue is provided by eight customers. These customers constitute accounts receivable at December 31, 1999. The Company performs credit evaluations of its customers and generally does not require collateral. At December 31, 1999, the Company did not maintain an allowance for doubtful accounts because management believes that accounts receivable are fully collectible.

  5. Accounting for Majority-Owned Subsidiary

     The Company accounts for GK Financing, LLC (GKF), as a consolidated entity due to its 81% majority-equity interest.

  6. Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the assets which for medical and office equipment is generally 3 - 10 years.

  7. Operating Leases

     The Company leases Gamma Knife equipment to its customers under arrangements accounted for as operating leases. Revenue is provided for and recognized on a fee-for-service or contingent rental basis when the service is delivered. The lease agreements are generally over ten to fifteen year terms. At December 31, 1999, the Company held equipment under operating lease contracts with customers with an original cost of $22,862,000 and accumulated depreciation of $4,796,000.

  8. Income Taxes

     The liability method is used to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

  9. Earnings Per Share

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

                       AMERICAN SHARED HOSPITAL SERVICES

                        DECEMBER 31, 1999, 1998 AND 1997

     The following table sets forth the computation of basic and diluted earnings per share:

                                                   1999          1998           1997
                                                ----------    -----------    ----------
Numerator for basic and diluted earnings
  per share...................................  $2,707,000    $20,051,000    $1,522,000
Denominator:
  Denominator for basic earnings per share --
     weighted-average shares..................   3,967,000      4,735,000     4,769,000
  Effect of dilutive securities employee stock
     options/warrants.........................   1,679,000      1,631,000     1,574,000
                                                ----------    -----------    ----------
  Denominator for diluted earnings per share--
     adjusted weighted-average shares.........   5,646,000      6,366,000     6,343,000
                                                ==========    ===========    ==========
Earning per share -- basic....................  $      .68    $      4.23    $      .32
                                                ==========    ===========    ==========
Earning per share -- assuming dilution........  $      .48    $      3.15    $      .24
                                                ==========    ===========    ==========

  10. Stock-Based Compensation

     SFAS No. 123, "Accounting for Stock-Based Compensation," encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Disclosure requirements in accordance with SFAS No. 123 are included in Note E.

  11. Fair Value of Financial Instruments

     The carrying amounts of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and other accrued liabilities approximated their fair value as of December 31, 1999 and 1998, because of the relatively short maturity of these instruments. The carrying amounts of the Company's various debt obligations approximated fair value as of December 31, 1999 and 1998, based upon interest rates that are currently available for the Company for issuance of instruments with similar terms and remaining maturities.

  12. Reclassifications

     Certain amounts in the 1998 financial statements have been reclassified to conform with the 1999 presentation.

NOTE C -- LONG-TERM DEBT

     Long-term debt consists primarily of 8 notes with a financing company, related to Gamma Knife construction and installation, totaling $19,290,000. These notes accrue interest at fixed annual rates between 10.5% and 10.7%, are payable in 84 monthly installments, mature between September, 2004, and November, 2006, and are collateralized by the respective Gamma Knives. Additionally, the Company has $3,142,000 in borrowings outstanding for deposits for two Gamma Knives under construction at December 31, 1999 (note H). These borrowings accrue interest at prime plus 2% (10.5 % at December 31, 1999), are payable when the

                       AMERICAN SHARED HOSPITAL SERVICES

                        DECEMBER 31, 1999, 1998 AND 1997

Gamma Knife units commence operation, and are collateralized by the equipment. The following are contractual maturities of long-term debt by year at December 31, 1999:

Year ending December 31, 2000...........  $ 2,545,000
     2001...............................    4,126,000
     2002...............................    3,283,000
     2003...............................    3,645,000
     2004...............................    3,929,000
     Thereafter.........................    4,904,000
                                          -----------
                                          $22,432,000
                                          ===========

NOTE D -- INCOME TAXES

     Significant components of the Company's deferred tax liabilities and assets as of December 31, 1999 and 1998 are as follows:

                                                               1999           1998
                                                            -----------    -----------
Deferred tax liabilities:
     Fixed assets.........................................  $(2,389,000)   $(1,000,000)
                                                            -----------    -----------
          Total deferred tax liabilities..................   (2,389,000)    (1,000,000)
  Deferred tax assets:
     Net operating loss carryforwards.....................    2,941,000        275,000
     State income taxes...................................           --        450,000
     Accrued reserves.....................................        5,000        710,000
     Other -- net.........................................      300,000        360,000
                                                            -----------    -----------
          Total deferred tax assets.......................    3,246,000      1,795,000
  Valuation allowance for deferred tax assets.............     (857,000)      (795,000)
                                                            -----------    -----------
  Net deferred tax assets.................................    2,389,000      1,000,000
                                                            -----------    -----------
  Net deferred tax liabilities............................  $        --    $        --
                                                            ===========    ===========

     The components of the provision (benefit) for income taxes consist of the following:

                                                          1999         1998       1997
                                                        ---------   ----------   -------
Current:
     Federal..........................................  $      --   $  360,000   $    --
     State............................................   (716,000)   1,317,000    10,000
                                                        ---------   ----------   -------
  Deferred:
     Federal..........................................         --           --        --
     State............................................         --     (164,000)       --
                                                        ---------   ----------   -------
                                                        $(716,000)  $1,513,000   $10,000
                                                        =========   ==========   =======

                       AMERICAN SHARED HOSPITAL SERVICES

                        DECEMBER 31, 1999, 1998 AND 1997

     The provision (benefit) for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (34% in 1999, 1998 and 1997) to income (loss) before taxes as follows:

                                                 1999           1998           1997
                                              -----------    -----------    -----------
Computed expected tax.....................    $   677,000    $ 7,500,000    $   536,000
  Change in valuation allowance...........         62,000     (7,205,000)    (1,600,000)
  State income taxes, net of federal
     benefit..............................        116,000      1,400,000         10,000
  Change in carryovers and tax
     attributes...........................     (1,571,000)            --        984,000
  Other...................................             --       (182,000)        80,000
                                              -----------    -----------    -----------
                                              $  (716,000)   $ 1,513,000    $    10,000
                                              ===========    ===========    ===========

     At December 31, 1999, the Company had a net operating loss carryforward for federal income tax return purposes of approximately $8,330,000 which expires between 1999 and 2019. A substantial part of this carryforward is subject to separate return limitations. The Company's ability to utilize its net operating loss carryforwards and other deferred tax assets may be limited in the event of a 50% or more ownership change within any three-year period.

     The Company's estimated income tax liability for the year ended December 31, 1998 was overstated by approximately $700,000. This change in estimate is the result of finalization of unresolved details associated with the 1998 sale of the diagnostic imaging services product line. The effect of the resolution of these details was estimated in the 1998 financial statements. The effect of the final resolution was a reduction of the Company's income tax liability resulting in an income tax benefit for the year ended December 31, 1999 as well as an increase in the net operating loss carryforwards available to the Company. The tax effected amount of the increase in net operating losses is approximately $1,571,000 and is reflected as a change in carryovers and tax attributes in the reconciliation from expected to actual income tax expense above.

NOTE E -- SHAREHOLDERS' EQUITY

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

                       AMERICAN SHARED HOSPITAL SERVICES

                        DECEMBER 31, 1999, 1998 AND 1997

     Changes in options outstanding under the 1984 and 1995 Stock Option Plans from January 1, 1997 to December 31, 1999 are as follows:

                                                                            WEIGHTED
                                                                            AVERAGE
                                                                NUMBER      EXERCISE
                                                              OF OPTIONS     PRICE
                                                              ----------    --------
Balance at January 1, 1997..................................   417,000       $1.625
  Granted...................................................    14,000       $1.688
  Exercised.................................................        --           --
  Forfeited.................................................    (2,000)      $1.596
                                                               -------       ------
Balance at December 31, 1997................................   429,000       $1.627
  Granted...................................................        --       $   --
  Exercised.................................................        --       $   --
  Forfeited.................................................   (40,000)      $1.625
                                                               -------       ------
Balance at December 31, 1998................................   389,000       $1.628
  Granted...................................................    53,000       $3.000
  Exercised.................................................    (9,000)      $1.660
  Forfeited.................................................   (58,000)      $1.625
                                                               -------       ------
Balance at December 31, 1999................................   375,000       $1.820
                                                               =======       ======

     At December 31, 1999, 43,000 options were available for grant under the 1995 Plan.

  Shares and Options Issued to Officer

     On August 15, 1995, the Company's Chairman and Chief Executive Officer was granted a ten-year, immediately exercisable option to purchase 1,495,000 common shares for an exercise price of $.01 per share for which the Company recorded compensation expense of $2,414,000. These options were granted to the officer as final consideration for personal guarantees of credit facilities and for continued employment with the Company.

     The following table summarizes information about all options outstanding at December 31, 1999:

                           OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                  -------------------------------------   ----------------------
                                  WEIGHTED
                                  AVERAGE      WEIGHTED                 WEIGHTED
                                 REMAINING     AVERAGE                  AVERAGE
   RANGE OF         NUMBER      CONTRACTUAL    EXERCISE     NUMBER      EXERCISE
EXERCISE PRICES   OUTSTANDING   LIFE (YEARS)    PRICE     EXERCISABLE    PRICE
---------------   -----------   ------------   --------   -----------   --------
    $0.01          1,495,000        5.83        $ 0.01     1,495,000     $ 0.01
 1.625 - 3.000       375,000        5.37         1.820       361,000      1.772
                   ---------        ----        ------     ---------     ------
$  .01 - 3.000     1,870,000        5.74        $ .373     1,856,000     $ .352
                   =========        ====        ======     =========     ======

     At December 31, 1999 and 1998, 1,856,000 and 1,884,000 options, respectively, were vested and exercisable.

     At December 31, 1999, there were 1,370 warrants outstanding at an exercise price of $.75 per warrant. These warrants are exercisable through May 2002.

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

                       AMERICAN SHARED HOSPITAL SERVICES

                        DECEMBER 31, 1999, 1998 AND 1997

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

                                                              1999    1998    1997
                                                              ----    ----    ----
Expected life (years).......................................   9.5     9.5     9.5
Expected volatility.........................................  82.0%   93.8%   93.8%
Risk-free interest rate.....................................   5.9%    6.3%    6.3%

     No options were granted during 1998. The weighted-average fair value of options granted during 1999 was $2.54. For pro forma purposes, the estimated fair value of the Company's options is amortized over the options' vesting period. The Company's pro forma information follows:

                                                   1999          1998           1997
                                                ----------    -----------    ----------
Net income
  As reported.................................  $2,707,000    $20,051,000    $1,522,000
  Pro forma...................................  $2,595,000    $20,040,000    $1,458,000
Earnings per share -- basic
  As reported.................................  $      .68    $      4.23    $      .32
  Pro forma...................................  $      .65    $      4.23    $      .31
Earnings per share -- assuming dilution
  As reported.................................  $      .48    $      3.15    $      .24
  Pro forma...................................  $      .46    $      3.15    $      .23

NOTE F -- RETIREMENT PLAN

     The Company has a defined contribution retirement plan for which substantially all full-time employees are eligible. The plan does not currently provide for a Company matching distribution.

NOTE G -- OPERATING LEASES

     The Company leases office space and equipment under operating leases expiring at various dates through 2002.

     Future minimum payments under noncancelable operating leases having initial terms of more than one year consisted of the following at December 31, 1999:

2000..............................................  $153,000
2001..............................................   137,000
2002..............................................   101,000
                                                    --------
                                                    $391,000
                                                    ========

     Payments for repair and maintenance agreements are included in the future minimum operating lease payments shown above.

     Rent expense was $117,000, $4,696,000, and $3,285,000 for the years ended December 31, 1999, 1998 and 1997, respectively, and includes the above operating leases as well as month-to-month rental and certain capital lease executory costs.

                       AMERICAN SHARED HOSPITAL SERVICES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE H -- COMMITMENTS AND CONTINGENCIES

     Under the terms of 2 Gamma Knife quotation agreements, the Company is committed to purchase Gamma Knife equipment for $6,136,000 effective when the equipment is placed in service at each customer location. At December 31, 1999, the Company had $3,142,000 in deposits related to these purchase commitments which are classified as construction in progress.

NOTE I -- REPORTABLE SEGMENTS

     American Shared Hospital Services (ASHS) has one reportable segment: Gamma Knife. The Gamma Knife segment treats certain vascular malformations and intracranial tumors without surgery. Prior to November 1998 the Company also had a Diagnostic Imaging Services segment which used medical diagnostic imaging systems to facilitate treatment and the diagnosis of diseases and disorders.

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

     ASHS does not have significant intersegment sales transactions. The segments share common expenses and provide management activities to one another for which they charge management fees. These management fees are not considered significant.

     ASHS's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

  Reportable Segment Information

                                                            DIAGNOSTIC IMAGING SERVICES
                                                           -----------------------------
                                                           1999       1998        1997
                                                           -----    --------    --------
                                                                    (THOUSANDS)
Revenues.................................................   $--     $30,993     $34,772
Interest expense.........................................   $--     $ 1,770     $ 2,571
Depreciation and amortization............................   $--     $ 4,514     $ 5,590
Segment profit...........................................   $--     $   156     $ 1,208
Segment assets...........................................   $--     $    --     $20,905
Other significant noncash items:
  Acquisition of equipment with lease/debt financing.....   $--     $   820     $ 1,767
  Capitalized lease restructuring........................   $--     $    --     $(3,173)
  Accounts payable converted to notes payable............   $--     $    --     $   817

                                                                 GAMMA KNIFE
                                                         ----------------------------
                                                          1999       1998       1997
                                                         -------    -------    ------
                                                                 (THOUSANDS)
Revenues...............................................  $ 7,151    $ 4,156    $2,384
Interest expense.......................................  $ 1,305    $   773    $  303
Depreciation and amortization..........................  $ 2,135    $ 1,042    $  808
Segment profit.........................................  $ 2,637    $ 1,115    $  392
Segment assets.........................................  $28,920    $15,125    $7,859
Other significant noncash items:
  Acquisition of equipment with lease/debt financing...  $13,311    $ 6,132    $2,232

                       AMERICAN SHARED HOSPITAL SERVICES

                        DECEMBER 31, 1999, 1998 AND 1997

  Reconciliation to Consolidated Amounts

                                                         1999       1998       1997
                                                        -------    -------    -------
                                                                 (THOUSANDS)
REVENUES
Total revenues for reportable segments................  $ 7,151    $35,149    $37,156
Other revenues........................................        5         13         16
                                                        -------    -------    -------
     Total consolidated revenues......................    7,156     35,162     37,172
PROFIT OR LOSS
Total profit for reportable segments..................    2,637      1,271      1,600
Gain on sale of product line..........................       --     20,478         --
Other.................................................     (646)      (185)       (68)
                                                        -------    -------    -------
     Income before income taxes.......................    1,991     21,564    $ 1,532
ASSETS
Total assets for reportable segments..................   28,920     15,025     28,764
Other assets..........................................    8,066     12,042      1,907
Elimination of receivables from corporate
  headquarters........................................       --       (148)      (462)
                                                        -------    -------    -------
          Consolidated total..........................  $36,986    $26,919    $30,209
                                                        =======    =======    =======

  Other Significant Items

                                                                        1999
                                                        ------------------------------------
                                                        SEGMENT                 CONSOLIDATED
                                                        TOTALS    ADJUSTMENTS      TOTALS
                                                        -------   -----------   ------------
                                                                    (THOUSANDS)
Interest expense......................................  $1,305       $   4         $1,309
Expenditures for assets...............................  $   --       $ 131         $  131
Depreciation and amortization.........................  $2,135       $(514)        $1,621

                                                                        1998
                                                        ------------------------------------
                                                        SEGMENT                 CONSOLIDATED
                                                        TOTALS    ADJUSTMENTS      TOTALS
                                                        -------   -----------   ------------
Interest expense......................................  $2,543       $ 643         $3,186
Expenditures for assets...............................  $   50       $   5         $   55
Depreciation and amortization.........................  $5,556       $  --         $5,556

                                                                        1997
                                                        ------------------------------------
                                                        SEGMENT                 CONSOLIDATED
                                                        TOTALS    ADJUSTMENTS      TOTALS
                                                        -------   -----------   ------------
Interest expense......................................  $2,874       $ 797         $3,671
Expenditures for assets...............................  $  320       $  26         $  346
Depreciation and amortization.........................  $6,398       $  --         $6,398

     Adjustments to reconcile reportable segment totals to consolidated totals include unallocated amounts and amounts from non-reportable segments.

  Major Customers

     Revenues from the Company's Gamma Knife segment were provided by eight customers in 1999, five customers in 1998, and three customers in 1997.

                       AMERICAN SHARED HOSPITAL SERVICES

                        DECEMBER 31, 1999, 1998 AND 1997

NOTE J -- SALE OF PRODUCT LINE

     On November 13, 1998, the Company consummated a sale of its diagnostic imaging services product line to a third party. The diagnostic imaging services line included Magnetic Resonance Imaging (MRI), Computed Axial Tomography Scanning (CT), Ultrasound, Nuclear Medicine and Cardiac Catheterization Laboratory services. The Company sold the assets of this product line for $13.5 million in cash and the assumption by the third party of approximately $27.1 million in liabilities of the Company. The Company recognized a gain on disposal of product line of approximately $20 million in conjunction with this transaction.

     In conjunction with the product line sale, one of the Company's facilities which provided certain administrative and scheduling functions was closed during 1999. At December 31, 1998, in accordance with the Emerging Issues Task Force
(EITF) Abstract 94-3, the Company accrued certain future exit costs related to the sale of the product line and corresponding facility closure which totaled $995,000 at December 31, 1998. The accrued costs include employee compensation of $215,000, liability tail insurance coverage costs of $500,000, legal and professional fees of $105,000, administrative costs of $115,000 and other costs totaling $60,000. Insurance costs of approximately $400,000 were classified as long-term as they were intended to be incurred subsequent to 1999. During 1999, management revised its estimate regarding the use and corresponding cost of liability tail insurance coverage. This change in estimate resulted in a $325,000 decrease to selling and administrative expenses in the corresponding Statement of Income for the year ended December 31, 1999.

     The revenue and net operating income or losses from the disposed diagnostic imaging services line for fiscal years ended 1998 and 1997 are presented at Note I.

                       AMERICAN SHARED HOSPITAL SERVICES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                        DECEMBER 31, 1999, 1998 AND 1997

                           BALANCE AT        ADDITIONS                       BALANCE AT      ADDITIONS
                           JANUARY 1,        CHARGED TO         AMOUNTS     DECEMBER 31,    CHARGED TO       AMOUNTS
                              1997       COSTS AND EXPENSES   WRITTEN OFF       1997       COST EXPENSES   WRITTEN OFF
                           -----------   ------------------   -----------   ------------   -------------   -----------
Allowance for
  uncollectible
  accounts...............  $(1,240,000)     $(1,296,000)      $1,234,000    $(1,302,000)    $(1,095,000)   $1,031,000

                              ASSUMED BY        BALANCE AT
                               BUYER IN        DECEMBER 31,
                           PRODUCT LINE SALE       1998
                           -----------------   ------------
Allowance for
  uncollectible
  accounts...............     $1,366,000            $--

                               INDEX TO EXHIBITS

    EXHIBIT                                                                 SEQUENTIAL
    NUMBER                            DESCRIPTION                           PAGE NUMBER
    -------                           -----------                           -----------
     2.1      Securities Purchase Agreement, dated as of March 12, 1998,         *
              by and among Alliance Imaging, Inc.; Embarcadero Holding
              Corp. I; Embarcadero Holding Corp. II; American Shared
              Hospital Services; and MMRI, Inc.(1)........................
     3.1      Articles of Incorporation of the Company, as amended.(2)           *
     3.2      By-laws of the Company, as amended..........................
     4.6      Form of Common Stock Purchase Warrant of American Shared           *
              Hospital Services.(3).......................................
     4.8      Registration Rights Agreement, dated as of May 17, 1995, by        *
              and among American Shared Hospital Services, the Holders
              referred to in the Note Purchase Agreement, dated as of May
              12, 1995 and General Electric Company, acting through GE
              Medical Systems.(3).........................................
    10.1      The Company's 1984 Stock Option Plan, as amended.(4)........       *
    10.2      The Company's 1995 Stock Option Plan, as amended.(5)........       *
    10.3      Form of Indemnification Agreement between American Shared          *
              Hospital Services and members of its Board of
              Directors.(4)...............................................
    10.4      Ernest A. Bates Stock Option Agreement dated as of August          *
              15, 1995.(6)................................................
    10.5      Operating Agreement for GK Financing, LLC, dated as of             *
              October 17,
              1995.(3)....................................................
    10.6      Amendments dated as of October 26, 1995 and as of December         *
              20, 1995 to the GK Financing, LLC Operating Agreement, dated as of October 17,
              1995.(7)....................................................
    10.7      Amendment dated as of October 16, 1996 to the GK Financing,        *
              LLC Operating Agreement, dated as of October 17, 1995.(1)...
    10.8      Amendment dated as of March 31, 1998 ("Fourth Amendment") to       *
              the GK Financing, LLC Operating Agreement dated as of
              October 17, 1995.(8)........................................
    10.9      Amendment dated as of March 31, 1998 ("Fifth Amendment") to        *
              the GK Financing, LLC Operating Agreement dated as of
              October 17, 1995.(8)........................................
    10.10     Amendment dated as of June 5, 1998 to the GK Financing, LLC        *
              Operating Agreement dated as of October 17, 1995.(8)........
    10.11a    Assignment and Assumption Agreement, dated as of December          *
              31, 1995, between American Shared Radiosurgery Services
              (assignor) and GK Financing, LLC (assignee).(8).............
    10.11b    Assignment and Assumption Agreement, dated as of November 1,       *
              1995, between American Shared Hospital Services (assignor)
              and American Shared Radiosurgery Services (assignee).(4)....
    10.11c    Amendment Number One dated as of August 1, 1995 to the Lease       *
              Agreement for a Gamma Knife Unit between The Regents of the
              University of California and American Shared Hospital
              Services. (Confidential material appearing in this document has been omitted and filed separately with the Securities
              and Exchange Commission in accordance with Rule 24b-2,
              promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with
              asterisks.)(8)..............................................
    10.11d    Lease Agreement dated as of July 3, 1990 for a Gamma Knife         *
              Unit between American Shared Hospital Services and The
              Regents of the University of California. (Confidential
              material appearing in this document has been omitted and
              filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the
              Securities and Exchange Act of 1934, as amended. Omitted
              information has been replaced with asterisks.)(8)...........

    EXHIBIT                                                                 SEQUENTIAL
    NUMBER                            DESCRIPTION                           PAGE NUMBER
    -------                           -----------                           -----------
    10.12     Amendment Number Two dated as of February 6, 1998 to the           *
              Lease Agreement for a Gamma Knife Unit between UCSF-Stanford
              Health Care and GK Financing, LLC. (Confidential material
              appearing in this document has been omitted and filed
              separately with the Securities and Exchange Commission in
              accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information
              has been replaced with asterisks.)(8).......................
    10.13     Assignment and Assumption Agreement, dated as of February 3,       *
              1996, between American Shared Radiosurgery Services
              (assignor) and GK Financing, LLC (assignee).(4).............
    10.14     Lease Agreement for a Gamma Knife Unit dated as of April 6,        *
              1994, between Ernest A. Bates, M.D. and NME Hospitals, Inc.
              dba USC University Hospital. (Confidential material
              appearing in this document has been omitted and filed
              separately with the Securities and Exchange Commission in
              accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information
              has been replaced with asterisks.)(8).......................
    10.15     Assignment and Assumption Agreement dated as of February 1,        *
              1996 between Ernest A. Bates, M.D. and GK Financing, LLC
              with respect to the Lease Agreement for a Gamma Knife dated as of April 6, 1994 between Ernest A. Bates, M.D. and NME
              Hospitals, Inc. dba USC University Hospital.(8).............
    10.16     Lease Agreement for a Gamma Knife Unit dated as of October         *
              31, 1996 between Hoag Memorial Hospital Presbyterian and GK
              Financing, LLC. (Confidential material appearing in this
              document has been omitted and filed separately with the
              Securities and Exchange Commission in accordance with Rule
              24b-2, promulgated under the Securities and Exchange Act of
              1934, as amended. Omitted information has been replaced with asterisks.)(8)..............................................
    10.17     Addendum to Lease Agreement for a Gamma Knife Unit dated as        *
              of December 1, 1998 between Hoag Memorial Hospital
              Presbyterian and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed
              separately with the Securities and Exchange Commission in
              accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information
              has been replaced with asterisks.)(8).......................
    10.18     Lease Agreement for a Gamma Knife Unit dated as of October         *
              29, 1996 between Methodist Healthcare Systems of San
              Antonio, Ltd., dba Southwest Texas Methodist Hospital and GK
              Financing, LLC. (Confidential material appearing in this
              document has been omitted and filed separately with the
              Securities and Exchange Commission in accordance with Rule
              24b-2, promulgated under the Securities and Exchange Act of
              1934, as amended. Omitted information has been replaced with asterisks.)(8)..............................................
    10.19     Lease Agreement for a Gamma Knife Unit dated as of April 10,       *
              1997 between Yale-New Haven Ambulatory Services Corporation and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the
              Securities and Exchange Commission in accordance with Rule
              24b-2, promulgated under the Securities and Exchange Act of
              1934, as amended. Omitted information has been replaced with asterisks.)(8)..............................................
    10.20     Lease Agreement for a Gamma Knife Unit dated as of June 1,         *
              1998 between GK Financing, LLC and Kettering Medical Center.
              (Confidential material appearing in this document has been omitted and filed separately with the Securities and
              Exchange Commission in accordance with Rule 24b-2,
              promulgated under the securities and Exchange Act of 1934, as amended. Omitted information has been replaced with
              asterisks.)(9)..............................................

    EXHIBIT                                                                 SEQUENTIAL
    NUMBER                            DESCRIPTION                           PAGE NUMBER
    -------                           -----------                           -----------
    10.21     Addendum to Contract with GKF and KMC/WKNI, dated June 1,          *
              1998 between GK Financing, LLC and Kettering Medical Center.
              (Confidential material appearing in this document has been omitted and filed separately with the Securities and
              Exchange Commission in accordance with Rule 24b-2,
              promulgated under the securities and Exchange Act of 1934, as amended. Omitted information has been replaced with
              asterisks.)(9)..............................................
    10.22     Lease Agreement for a Gamma Knife Unit dated as of October         *
              5, 1998 between GK Financing, LLC and New England Medical
              Center Hospitals, Inc. (Confidential material appearing in this document has been omitted and filed separately with the
              Securities and Exchange Commission in accordance with Rule
              24b-2, promulgated under the securities and Exchange Act of
              1934, as amended. Omitted information has been replaced with asterisks.)(9)..............................................
    10.23     Equipment Lease Agreement dated as of October 29, 1998             *
              between GK Financing, LLC and the Board of Trustees of the
              University of Arkansas on behalf of The University of
              Arkansas for Medical Sciences. (Confidential material
              appearing in this document has been omitted and filed
              separately with the Securities and Exchange Commission in
              accordance with Rule 24b-2, promulgated under the securities and Exchange Act of 1934, as amended. Omitted information
              has been replaced with asterisks.)(9).......................
    10.24     First Amendment to Lease Agreement for a Gamma Knife Unit          *
              effective as of August 2, 1999 between GK Financing, LLC and
              Tenet HealthSystems Hospitals, Inc. (formerly known as NME
              Hospitals, Inc.) dba USC University Hospital. (Confidential
              material appearing in this document has been omitted and
              filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the
              securities and Exchange Act of 1934, as amended. Omitted
              information has been replaced with asterisks.)(9)...........
    10.25     Addendum Two, dated as of October 1, 1999, to Lease
              Agreement for a Gamma Knife Unit dated as of October 31,
              1996 between Hoag Memorial Hospital Presbyterian and GK
              Financing, LLC. (Confidential material appearing in this
              document has been omitted and filed separately with the
              Securities and Exchange Commission in accordance with Rule
              24b-2, promulgated under the securities and Exchange Act of
              1934, as amended. Omitted information has been replaced with asterisks.).................................................
    10.26     Lease Agreement for a Gamma Knife Unit dated as of May 28,
              1999 between Froedtert Memorial Lutheran Hospital and GK
              Financing, LLC. (Confidential material appearing in this
              document has been omitted and filed separately with the
              Securities and Exchange Commission in accordance with Rule
              24b-2, promulgated under the securities and Exchange Act of
              1934, as amended. Omitted information has been replaced with asterisks.).................................................
    10.27     Addendum dated June 24, 1999 to Lease Agreement for a Gamma
              Knife Unit dated as of May 28, 1999 between Froedtert
              Memorial Lutheran Hospital and GK Financing, LLC............
    10.28     Addendum dated July 12, 1999 to Lease Agreement for a Gamma
              Knife Unit dated as of May 28, 1999 between Froedtert
              Memorial Lutheran Hospital and GK Financing, LLC.
    10.29     Addendum dated August 24, 1999 to Lease Agreement for a
              Gamma Knife Unit dated as of May 28, 1999 between Froedtert
              Memorial Lutheran Hospital and GK Financing, LLC............

    EXHIBIT                                                                 SEQUENTIAL
    NUMBER                            DESCRIPTION                           PAGE NUMBER
    -------                           -----------                           -----------
    21.       Subsidiaries of American Shared Hospital Services...........
    23.1      Consent of Moss Adams, LLP..................................
    23.2      Consent of Grant Thornton, LLP..............................
    23.3      Consent of Ernst & Young, LLP...............................
    27.       Financial Data Schedule for the year ended December 31,
              1999........................................................

---------------
(1) These documents were filed as Exhibits 2.1 and 10.13b, respectively, to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, which is incorporated herein by this reference.

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

(6) This document was filed as Exhibit B to registrant's Proxy Statement, filed on August 31, 1995, which is incorporated herein by this reference.

(7) These documents were filed as Exhibits 4.14 and 10.13, respectively, to the registrant's Pre-Effective Amendment No. 1 to registrant's Registration Statement on Form S-1 (Registration No. 33-63721) filed on March 29, 1996, which is incorporated herein by this reference.

(8) These documents were filed as Exhibits 10.8, 10.9, 10.10, 10.11a, 10.11c, 10.11d, 10.12, 10.14, 10.15, 10.16, 10.17, 10.18 and 10.19, respectively, to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, which is incorporated herein by this reference.

(9) These documents were filed as Exhibits 10.20, 10.21, 10.22, 10.23, and 10.24, respectively, to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, which is incorporated herein by this reference.