Form 10-Q
period 2000-03-31
AMERICAN SHARED HOSPITAL SERVICES
filed 2000-05-12
CIK 744825

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                    FORM 10-Q

     (MARK ONE)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000 OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM             TO           .
                                              -------------  -----------

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

AS OF MAY 3, 2000, THERE ARE OUTSTANDING 3,810,042 SHARES OF THE REGISTRANT'S COMMON STOCK.

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                        AMERICAN SHARED HOSPITAL SERVICES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                         (unaudited)           (audited)
ASSETS                                                  Mar. 31, 2000        Dec. 31, 1999
----------------------------------------                --------------       -------------
Current assets:
     Cash and cash equivalents                          $   12,698,000       $   12,903,000
     Restricted cash                                            50,000               50,000
     Trade accounts receivable                               1,745,000              982,000
     Other receivables                                         123,000              244,000

     Prepaid expenses and other assets                         505,000              516,000
                                                        --------------       --------------


TOTAL CURRENT ASSETS                                        15,121,000           14,695,000


Property and equipment:

     Medical equipment and facilities                       23,565,000           23,560,000
     Office equipment                                          617,000              617,000
     Deposits and construction in progress                   3,389,000            3,276,000
                                                        --------------       --------------

                                                            27,571,000           27,453,000
     Accumulated depreciation and
          amortization                                      (5,915,000)          (5,397,000)
                                                        --------------       --------------
Net property & equipment                                    21,656,000           22,056,000

Other assets                                                   241,000              235,000
                                                        --------------       --------------

TOTAL ASSETS                                            $   37,018,000       $   36,986,000
                                                        ==============       ==============

 LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
      Accounts payable                                  $      397,000       $      101,000
      Interest payable                                         144,000              229,000
      Employee compensation and benefits                        81,000               87,000
      Other accrued liabilities                                515,000              597,000
      Current portion of accrued exit costs                     10,000               11,000
      Current portion of long-term debt                      2,793,000            2,545,000
                                                        --------------       --------------

 TOTAL CURRENT LIABILITIES                                   3,940,000            3,570,000

 Long-term debt, less current portion                       19,024,000           19,887,000
 Minority interest                                           1,037,000              890,000

 Shareholders' equity:
      Common stock, without par value:
           authorized shares - 10,000,000; issued
           & outstanding shares, 3,810,000 in 2000
           and 3,813,000 in 1999                            10,023,000           10,036,000

      Common stock options issued to officer                 2,414,000            2,414,000
      Additional paid-in capital                               817,000              817,000
      Accumulated deficit                                     (237,000)            (628,000)
                                                        --------------       --------------

 TOTAL SHAREHOLDERS' EQUITY                                 13,017,000           12,639,000
                                                        --------------       --------------

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $   37,018,000       $   36,986,000
                                                        ==============       ==============




                             See accompanying notes

                        AMERICAN SHARED HOSPITAL SERVICES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                 Three Months ended March 31,
                                                   2000               1999
                                               ------------       ------------
REVENUES:
     Medical services                          $  2,098,000       $  1,566,000

COSTS AND EXPENSES:
     Costs of operations:

          Medical services payroll                        0              4,000

          Maintenance and supplies                   30,000             28,000

          Depreciation and amortization             514,000            381,000

          Other                                     170,000             58,000
                                               ------------       ------------
                                                    714,000            471,000

     Selling and administrative                     548,000            426,000

     Interest                                       501,000            255,000
                                               ------------       ------------

Total costs and expenses                          1,763,000          1,152,000
                                               ------------       ------------

                                                    335,000            414,000


Interest and other income                           204,000            119,000

Minority interest                                  (148,000)           (90,000)
                                               ------------       ------------

Income before income taxes                          391,000            443,000

Income tax benefit                                        0             45,000
                                               ------------       ------------

Net income                                     $    391,000       $    488,000
                                               ============       ============

Net income per share:

     Earnings per common share - basic         $       0.10       $       0.11
                                               ============       ============

     Earnings per common share - assuming
          dilution                             $       0.07       $       0.08
                                               ============       ============

                             See accompanying notes

                        AMERICAN SHARED HOSPITAL SERVICES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                Three Months ended March 31,
                                                                                   2000               1999
                                                                               ------------       ------------
OPERATING ACTIVITIES:
Net income                                                                     $    391,000       $    488,000

Adjustments to reconcile net cash provided by operating activities:

     Depreciation and amortization                                                  527,000            380,000

     Changes in operating assets and liabilities:

          Decrease (increase) in restricted cash                                          0            (73,000)

          (Increase) decrease in accounts receivable                               (642,000)            97,000

          (Increase) in prepaid expenses and other assets                            (5,000)           (15,000)

          Increase (decrease) in accounts payable and accrued liabilities           122,000         (1,745,000)
                                                                               ------------       ------------

Net cash from operating activities                                                  393,000           (868,000)

INVESTING ACTIVITIES:
     Purchase of property and equipment (net of financing)                         (118,000)           (67,000)

     Increase (decrease) in minority interest                                       148,000           (100,000)
                                                                               ------------       ------------

     Net cash from investing activities                                              30,000           (167,000)

FINANCING ACTIVITIES:
     Payment for repurchase of stock                                                (13,000)          (792,000)

     Principal payments on long-term debt and capitalized leases                   (615,000)          (515,000)
                                                                               ------------       ------------

     Net cash from financing activities                                            (628,000)        (1,307,000)
                                                                               ------------       ------------

     Net (decrease) in cash and cash equivalents                                   (205,000)        (2,342,000)

     Cash and cash equivalents at beginning of period                            12,903,000         11,114,000
                                                                               ------------       ------------

     Cash and cash equivalents at end of period                                $ 12,698,000       $  8,772,000
                                                                               ============       ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
     Cash paid during the period for:

          Interest                                                             $    586,000       $    201,000
                                                                               ============       ============

          Income taxes                                                         $      2,000       $  1,192,000
                                                                               ============       ============


                             See accompanying notes

                        AMERICAN SHARED HOSPITAL SERVICES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.        BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly American Shared Hospital Services' consolidated financial position as of March 31, 2000 and the results of its operations for the three month periods ended March 31, 2000 and 1999, which results are not necessarily indicative of results on an annualized basis. Consolidated balance sheet amounts as of December 31, 1999 have been derived from audited financial statements. These financial statements include the accounts of American Shared Hospital Services (the "Company") and its wholly-owned subsidiaries: MMRI, Inc.; European Shared Medical Services Limited; American Shared Radiosurgery Services; African American Church Health and Economic Services, Inc.; ACHES Insurance Services, Inc.; OR21, Inc.; and the Company's majority-owned subsidiary, GK Financing, LLC.

The Company through its majority-owned subsidiary, GK Financing, LLC, provided Gamma Knife units to eight medical centers as of March 31, 2000 in Arkansas, California, Connecticut, Massachusetts, Ohio, Texas and Wisconsin.

All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2.        PER SHARE AMOUNTS

Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding. For the three months ended March 31, 2000 basic earnings per share was computed using 3,812,000 common shares and diluted earnings per share was computed using 5,505,000 common shares and equivalents. For the three months ended March 31, 1999 basic earnings per share was computed using 4,387,000 common shares and diluted earnings per share was computed using 5,948,000 common shares and equivalents.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Medical services revenues increased $532,000 for the three month period ended March 31, 2000 from $1,566,000 for the three month period ended March 31, 1999. The increase reflects increased utilization at Gamma Knife centers in operation for longer than one year (25%) and the addition of four new Gamma Knife units. This increase was mitigated by the sale at the end of its contractual term of a mature Gamma Knife unit that operated in first quarter 1999. The Company had eight Gamma Knife units in operation at March 31, 2000 compared to five at March 31, 1999.

Total costs of operations increased $243,000 for the three month period ended March 31, 2000 from $471,000 for the three month period ended March 31, 1999. Medical services payroll decreased $4,000 for the three month period ended March 31, 2000 compared to the same period in the prior year. The decrease is attributable to the fact that the Company does not currently provide labor as a component of its Gamma Knife services. Maintenance and supplies increased $2,000 for the three month period ended March 31, 2000 compared to the same period in the prior year due to additional Gamma Knife units that have started contract maintenance after the expiration of each unit's warranty period. This increase was partially offset by the sale of the mature unit described above and its contract maintenance costs, and by lower negotiated contract maintenance rates. Depreciation and amortization increased $133,000 for the three month period ended March 31, 2000 compared to the same period in the prior year due to the net increase of three additional Gamma Knife units. Other operating costs increased $112,000 for the three month period ended March 31, 2000 compared to the same period in the prior year due to an increase in insurance, marketing and personal property tax expenses related to the increase in Gamma Knife units, as well as the addition of certain operating expenses of one Gamma Knife unit, which started in September 1999. For the Gamma Knife unit that started in September 1999, the Company receives all of the Gamma Knife revenues, exclusive of physician fees, and is responsible for all operational costs of the Gamma Knife unit.

Selling and administrative costs increased $122,000 for the three month period ended March 31, 2000 from $426,000 for the three month period ended March 31, 1999 primarily due to increased marketing costs, administrative payroll costs, building rent and investor relations costs.

Interest expense increased $246,000 for the three month period ended March 31, 2000 from $255,000 for the three month period ended March 31, 1999 due to a net increase of three additional Gamma Knife units, all of which were financed with long-term debt.

Interest and other income increased $85,000 for the three month period ended March 31, 2000 from $119,000 for the three month period ended March 31, 1999 primarily due to higher cash balances and higher interest rates on invested cash balances.

Minority interest increased $58,000 for the three month period ended March 31, 2000 from $90,000 for the three month period ended March 31, 1999 due to increased profitability of GK Financing, LLC. Minority interest represents the 19% interest of GK Financing's minority ownership.

The Company recorded no income tax expense or benefit in the first quarter 2000 compared to a net income tax benefit of $45,000 for the first quarter 1999. The Company does not expect to record any income tax expense for the current year due to net operating loss carryforwards available for tax purposes.

The Company had net income of $391,000 ($0.10 per basic share) for the three month period ended March 31, 2000 compared to net income of $488,000 ($0.11 per basic share) in the same period in the prior year. The decrease was primarily due to an income tax benefit of $45,000 recorded in first quarter 1999 and four new Gamma Knife units being in operation for less than nine months and having not yet reached the revenue and earnings potential of more mature systems. In addition, as described above, a mature system that was in operation during first quarter 1999 was sold in late 1999 at the end of its five year contract term. The Company's operating margin (medical services revenues less costs of operations) as a percentage of medical services revenues decreased from 70% in first quarter 1999 to 66% in first quarter 2000 due to a larger proportion of more mature units being in operation in first quarter 1999 compared to first quarter 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $12,698,000 at March 31, 2000 compared to $12,903,000 at December 31, 1999. The Company's cash position decreased $205,000 primarily due to an increase in accounts receivable associated with increased revenues and the start-up cash collection phase of a Gamma Knife unit in which the Company indirectly receives payment from insurers.

The Company as of March 31, 2000 had shareholders' equity of $13,017,000, working capital of $11,181,000 and total assets of approximately $37,018,000.

The Company has scheduled interest and principal payments under its debt obligations of approximately $5,095,000 during the next 12 months. The Company believes that its cash flow from operations and cash resources is adequate to meet its scheduled debt obligations during the next 12 months.

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.
               None.

ITEM 5.        OTHER INFORMATION.
               None.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

               (a)    Exhibits

                      The following exhibit is filed herewith:

                      Exhibit Number   Description
                      --------------   -----------
                      27               Financial Data Schedule

               (b)    Report on Form 8-K

                      Current report on Form 8-K dated January 14, 2000 reporting a change in the Company's independent accountants.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        AMERICAN SHARED HOSPITAL SERVICES
                                   Registrant



Date:          May 12, 2000           /s/ Ernest A. Bates
                                      ------------------------------------------
                                      Ernest A. Bates, M.D.
                                      Chairman of the Board and
                                      Chief Executive Officer



Date:          May 12, 2000           /s/ Craig K. Tagawa
                                      ------------------------------------------
                                      Craig K. Tagawa
                                      Senior Vice President
                                      Chief Operating and Financial Officer