Form 10-Q
period 2000-06-30
AMERICAN SHARED HOSPITAL SERVICES
filed 2000-08-11
CIK 744825

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                    FORM 10-Q

(MARK ONE)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000 OR

        [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM _______________ TO _______________.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of July 25, 2000, there are outstanding 3,830,142 shares of the Registrant's common stock.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        AMERICAN SHARED HOSPITAL SERVICES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                       (unaudited)         (audited)
ASSETS                                                June 30, 2000      Dec. 31, 1999
----------------------------------------------       ----------------    -------------
Current assets:
     Cash and cash equivalents                        $ 12,263,000       $ 12,903,000
     Restricted cash                                        50,000             50,000
     Trade accounts receivable                           2,167,000            982,000
     Other receivables                                      99,000            244,000
     Prepaid expenses and other assets                     434,000            516,000
                                                      ------------       ------------
TOTAL CURRENT ASSETS                                    15,013,000         14,695,000

Property and equipment:
     Medical equipment and facilities                   26,426,000         23,560,000
     Office equipment                                      657,000            617,000
     Deposits and construction in progress                 550,000          3,276,000
                                                      ------------       ------------
                                                        27,633,000         27,453,000
     Accumulated depreciation and
          amortization                                  (6,481,000)        (5,397,000)
                                                      ------------       ------------
Net property and equipment                              21,152,000         22,056,000
Other assets                                               260,000            235,000
                                                      ------------       ------------
TOTAL ASSETS                                          $ 36,425,000       $ 36,986,000
                                                      ============       ============


LIABILITIES AND                                        (unaudited)        (audited)
SHAREHOLDERS' EQUITY                                  June 30, 2000      Dec. 31, 1999
------------------------------------------            ---------------    -------------
Current liabilities:
     Accounts payable                                 $    420,000       $    101,000
     Interest payable                                      145,000            229,000
     Employee compensation and benefits                     66,000             87,000
     Other accrued liabilities                             401,000            597,000
     Current portion of accrued exit costs                   8,000             11,000
     Current portion of long-term debt                   2,976,000          2,545,000
                                                      ------------       ------------
TOTAL CURRENT LIABILITIES                                4,016,000          3,570,000

Long-term debt, less current portion                    18,256,000         19,887,000
Minority interest                                          968,000            890,000

Shareholders' equity:
     Common stock, without par value:
          authorized shares - 10,000,000; issued
          and outstanding shares, 3,833,000 in
          2000 and 3,813,000 in 1999                    10,055,000         10,036,000
     Common stock options issued to officer              2,414,000          2,414,000
     Additional paid-in capital                            817,000            817,000
     Accumulated deficit                                  (101,000)          (628,000)
                                                      ------------       ------------
TOTAL SHAREHOLDERS' EQUITY                              13,185,000         12,639,000
                                                      ------------       ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 36,425,000       $ 36,986,000
                                                      ============       ============


                             See accompanying notes

                        AMERICAN SHARED HOSPITAL SERVICES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                             Three Months ended June 30,       Six Months ended June 30,
                                            ----------------------------      ----------------------------
                                                2000             1999             2000            1999
                                            -----------      -----------      -----------      -----------
REVENUES:
     Medical services                       $ 2,073,000      $ 1,712,000      $ 4,171,000      $ 3,278,000

COSTS AND EXPENSES:
     Costs of operations:
          Maintenance and supplies               34,000           40,000           64,000           68,000
          Depreciation and amortization         563,000          381,000        1,077,000          762,000
          Other                                 196,000           63,000          366,000          125,000
                                            -----------      -----------      -----------      -----------
                                                793,000          484,000        1,507,000          955,000

     Selling and administrative                 711,000          514,000        1,259,000          940,000
     Interest                                   543,000          249,000        1,044,000          504,000
                                            -----------      -----------      -----------      -----------
Total costs and expenses                      2,047,000        1,247,000        3,810,000        2,399,000
                                            -----------      -----------      -----------      -----------
                                                 26,000          465,000          361,000          879,000
Interest and other income                       230,000          154,000          434,000          273,000
Minority interest                              (120,000)        (124,000)        (268,000)        (214,000)
                                            -----------      -----------      -----------      -----------
Income before income taxes                      136,000          495,000          527,000          938,000
Income tax benefit                                    0                0                0           45,000
                                            -----------      -----------      -----------      -----------
Net income                                  $   136,000      $   495,000      $   527,000      $   983,000
                                            ===========      ===========      ===========      ===========
Net income per share:

     Earnings per common share - basic      $      0.04      $      0.13      $      0.14      $      0.24
                                            ===========      ===========      ===========      ===========
     Earnings per common share - assuming
          dilution                          $      0.02      $      0.09      $      0.10      $      0.17
                                            ===========      ===========      ===========      ===========


                             See accompanying notes

                        AMERICAN SHARED HOSPITAL SERVICES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  Six Months ended June 30,
                                                                                ------------------------------
                                                                                    2000               1999
                                                                                ------------      ------------
OPERATING ACTIVITIES:
Net income                                                                      $    527,000      $    983,000
Adjustments to reconcile net cash provided by operating activities:
          Depreciation and amortization                                            1,109,000           764,000
          (Gain) on disposal of assets                                                     0            (5,000)
          Changes in operating assets and liabilities:
            Decrease in restricted cash                                                    0         2,176,000
            (Increase) decrease in accounts receivable                            (1,040,000)           81,000
            Decrease (increase) in prepaid expenses and other assets                  32,000           (58,000)
            Increase (decrease) in accounts payable and accrued liabilities           15,000        (2,237,000)
                                                                                ------------      ------------
Net cash from operating activities                                                   643,000         1,704,000

INVESTING ACTIVITIES:
     Purchase of property and equipment (net of financing)                          (180,000)         (201,000)
     Proceeds from sale of property and equipment                                          0             5,000
     Increase (decrease) in minority interest                                         78,000           (14,000)
     Other                                                                                 0             8,000
                                                                                ------------      ------------
     Net cash from investing activities                                             (102,000)         (202,000)

FINANCING ACTIVITIES:
     Payment for exercise of stock options                                            45,000                 0
     Repurchase of common stock                                                      (26,000)         (969,000)
     Principal payments on long-term debt and capitalized leases                  (1,200,000)       (1,217,000)
                                                                                ------------      ------------
     Net cash from financing activities                                           (1,181,000)       (2,186,000)
                                                                                ------------      ------------
     Net (decrease) increase in cash and cash equivalents                           (640,000)         (684,000)
     Cash and cash equivalents at beginning of period                             12,903,000        11,114,000
                                                                                ------------      ------------
     Cash and cash equivalents at end of period                                 $ 12,263,000      $ 10,430,000
                                                                                ============      ============
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Cash paid during the period for:

          Interest paid                                                         $  1,128,000      $    431,000
          Income taxes paid                                                     $     10,000      $  1,210,000


                             See accompanying notes

                        AMERICAN SHARED HOSPITAL SERVICES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.        BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly American Shared Hospital Services' consolidated financial position as of June 30, 2000 and the results of its operations for the three and six month periods ended June 30, 2000 and 1999, which results are not necessarily indicative of results on an annualized basis. Consolidated balance sheet amounts as of December 31, 1999 have been derived from audited financial statements. These financial statements include the accounts of American Shared Hospital Services (the "Company") and its wholly-owned subsidiaries: MMRI, Inc.; European Shared Medical Services Limited; American Shared Radiosurgery Services; African American Church Health and Economic Services, Inc.; ACHES Insurance Services, Inc.; OR21, Inc. ("OR21"); Medleader.com, Inc. ("MedLeader"); and the Company's majority-owned subsidiary, GK Financing, LLC ("GK Financing").

The Company through its majority-owned subsidiary, GK Financing provided Gamma Knife units to nine medical centers as of June 30, 2000 in Arkansas, California, Connecticut, Massachusetts, New Jersey, Ohio, Texas and Wisconsin.

All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2.        PER SHARE AMOUNTS

Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding. For the three and six months ended June 30, 2000 basic earnings per share was computed using 3,813,000 common shares, and diluted earnings per share was computed using 5,473,000 and 5,489,000 common shares and equivalents, respectively. For the three and six months ended June 30, 1999 basic earnings per share was computed using 3,865,000 and 4,124,000 common shares, and diluted earnings per share was computed using 5,444,000 and 5,695,000 common shares and equivalents, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Medical services revenues increased $361,000 and $893,000 for the three and six month periods ended June 30, 2000 from $1,712,000 and $3,278,000 for the three and six month periods ended June 30, 1999. The increase in revenues for the three and six month periods ended June 30, 2000 reflects increased utilization at Gamma Knife centers in operation for longer than one year (5% and 15% for the three and six month periods ended June 30, 2000 respectively) and an additional three new Gamma Knife units. The Company's newest Gamma Knife unit commenced operation in late April 2000. The increases for the three and six month periods were mitigated by the sale of a mature Gamma Knife unit at the end of its contractual term that operated in first and second quarter 1999. The Company had nine Gamma Knife units in operation at June 30, 2000 compared to six at June 30, 1999.

It is anticipated that effective August 1, 2000, the Department of Health and Human Services will implement the Ambulatory Product Classifications ("APC") Medicare outpatient payment system. Gamma Knife patients with Medicare as their primary insurer, treated on an in-patient or out-patient basis, comprise an estimated 20% to 30% of the total patients treated. The reimbursement for Medicare patients receiving Gamma Knife services on an outpatient basis may decrease an estimated 60% to 70%. The Company currently has two contracts from which revenues are directly affected by changes in payment rates by Medicare. Currently, these two contracted hospitals are primarily treating Medicare Gamma Knife patients on an in-patient basis and therefore the Company believes that adoption of APC's will not have a significant impact on the revenues of the Company. However, there can be no assurance that the adoption of APC's will not have a negative impact on the Company's revenues in the future.

Total costs of operations increased $800,000 and $1,411,000 for the three and six month periods ended June 30, 2000 from $1,247,000 and $2,399,000 for the three and six month periods ended June 30, 1999. Maintenance and supplies decreased $6,000 and $4,000 for the three and six month periods ended June 30, 2000 compared to the same period in the prior year primarily due to lower negotiated contract maintenance rates. Depreciation and amortization increased $182,000 and $315,000 for the three and six month periods ended June 30, 2000 compared to the same period in the prior year due to the net increase of three additional Gamma Knife units. Other operating costs increased $133,000 and $241,000 for the three and six month periods ended June 30, 2000 compared to the same period in the prior year due to an increase in insurance, marketing and personal property tax expenses related to the increase in Gamma Knife units, as well as the addition of certain operating expenses of one Gamma Knife unit, which started in September 1999. For the Gamma Knife unit that started in September 1999, the Company receives all of the Gamma Knife revenues, exclusive of physician fees, and is responsible for all operational costs of the Gamma Knife unit (this type of account is referred to as a "retail" site). Total operational costs on this unit for the three and six month periods ended June 30, 2000 were $79,000 and $131,000, respectively.

Selling and administrative costs increased $197,000 and $319,000 for the three and six month periods ended June 30, 2000 from $514,000 and $940,000 for the three and six month periods ended June 30, 1999. These increases were primarily due to increased administrative payroll costs, startup costs for the Company's newest ventures, OR21 and MedLeader (approximately $40,000 for the three months and $50,000 for the six months ended June 30, 2000) and approximately $120,000 of one time charges related to a restructuring of operations resulting in the elimination of two senior management positions.

Interest expense increased $294,000 and $540,000 for the three and six month periods ended June 30, 2000 from $249,000 and $504,000 for the three and six month periods ended June 30, 1999 due to a net increase of three additional Gamma Knife units, all of which were financed with long-term debt. The newer Gamma Knife units have higher interest expense than more mature units because interest expense decreases with each subsequent loan payment.

Interest and other income increased $76,000 and $161,000 for the three and six month periods ended June 30, 2000 from $154,000 and $273,000 for the three and six month periods ended June 30, 1999 primarily due to higher cash balances and higher interest rates on invested cash balances.

Minority interest decreased $4,000 and increased $54,000 for the three and six month periods ended June 30, 2000 from $124,000 and $214,000 for the three and six month periods ended June 30, 1999. The $4,000 decrease in minority interest for second quarter 2000 compared to the same period in the prior year reflects lower profitability for GK Financing primarily due to the impact from the addition of newer, less mature Gamma Knife units. The increase for the six month period ended June 30, 2000 compared to the same period in the prior year reflects the increased overall profitability of GK Financing. Minority interest represents the 19% interest of GK Financing's minority ownership.

The Company recorded no income tax expense or benefit in the three and six month periods ended June 30, 2000. There was no income tax expense for second quarter 1999 and an income tax benefit of $45,000 for the six months ended June 30, 1999. The Company does not expect to record any income tax expense for the current year due to net operating loss carryforwards available for tax purposes.

The Company had net income of $136,000 ($0.04 per basic share) and $527,000 ($0.14 per basic share) for the three and six month periods ended June 30, 2000 compared to net income of $495,000 ($0.13 per basic share) and $983,000 ($0.24 per basic share) in the same periods ended June 30, 1999. The decrease was primarily due to five of the Gamma Knife units being startups which have not yet reached the revenue and earnings potential of more mature systems. In addition, as described above, a mature system that was in operation during first and second quarter 1999 was sold in late 1999 at the end of its five year contract term. Also, startup costs for the Company's two new subsidiaries, MedLeader and OR21, and a one time charge during second quarter 2000 of approximately $120,000 due to the elimination of two senior management positions were recorded in the three and six month periods ended June 30, 2000.

The Company's operating margin (medical services revenues less costs of operations) as a percentage of medical services revenues decreased from 72% in second quarter 1999 to 62% in second quarter 2000, and from 71% for the six months ended June 30, 1999 to 64% for the same period in the current year. This is primarily due to a larger proportion of more mature units being in operation in 1999 compared to 2000, as well as the inclusion for the three and six month periods ended June 30, 2000 of operational costs at the Company's "retail" site that started operations in September 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $12,263,000 at June 30, 2000 compared to $12,903,000 at December 31, 1999. The Company's cash position decreased $640,000 primarily due to an increase of $1,040,000 in accounts receivable associated with increased revenues and large volumes at the Company's two Gamma Knife centers where the Company indirectly receives payment from insurers. The payments to GK Financing are higher and the payment cycles are longer at retail sites (approximately 155 days) compared to fee for service sites (approximately 45 days). The Company also made a cash distribution of $190,000 to GK Financing's minority partner. The Company as of June 30, 2000 had shareholders' equity of $13,185,000, working capital of $10,997,000 and total assets of approximately $36,425,000.

The Company has scheduled interest and principal payments under its debt obligations of approximately $5,026,000 during the next 12 months. The Company believes that its cash flow from operations and cash resources are adequate to meet its scheduled debt obligations during the next 12 months.

The Company is investing its cash in overnight repurchase agreements and commercial paper pending use in the Company's operations.

                           PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS.
               None.

ITEM 2.        CHANGES IN SECURITIES.
               None.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.
               None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.
               The Company's Annual Meeting of Shareholders was held on May 19, 2000. There were present in person or by proxy at said Meeting shareholders holding 3,394,649 shares which represented 89% of the 3,810,042 shares outstanding and entitled to vote at the Meeting, which represented a quorum. At the Meeting, the shareholders:

               1)     Voted on the Election of Directors as follows:

               Nominee                      In Favor             Withheld
               -------                      --------             --------
               Ernest A. Bates, M.D.        3,392,709            1,940
               Willie R. Barnes             3,392,709            1,940
               John F. Ruffle               3,392,709            1,940
               Stanley S. Trotman, Jr.      3,392,709            1,940
               Charles B. Wilson, M.D.      3,392,709            1,940

                      Dr. Bates, Mr. Barnes, Mr. Ruffle, Mr. Trotman and Dr. Wilson were elected to the Board of Directors.

               2) Voted on the ratification of Moss Adams, LLP as the Company's independent accountants for the year ended December 31, 2000. There were 3,381,424 votes for, 2,100 votes against and 11,125 votes abstained.

ITEM 5.        OTHER INFORMATION.
               None.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

               (a)    Exhibits
                      The following exhibits are filed with this report:

                      Exhibit Number        Description
                      --------------        -----------
                      10.30                 Lease Agreement for a Gamma Knife
                                            Unit dated as of December 11, 1996
                                            between The Community Hospital
                                            Group, Inc. dba JFK Medical Center
                                            and GK Financing, LLC. (Confidential
                                            material appearing in this document
                                            has been omitted and filed
                                            separately with the Securities and
                                            Exchange Commission in accordance
                                            with Rule 24b-2, promulgated under
                                            the Securities and Exchange Act of
                                            1934, as amended. Omitted
                                            information has been replaced with
                                            asterisks.)

                      27                    Financial Data Schedule

               (b)    Report on Form 8-K
                      None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        AMERICAN SHARED HOSPITAL SERVICES
                                   Registrant



Date:     August 11, 2000                 /s/ Ernest A. Bates
                                          -------------------
                                          Ernest A. Bates, M.D.
                                          Chairman of the Board and
                                          Chief Executive Officer



Date:     August 11, 2000                 /s/ Craig K. Tagawa
                                          -------------------
                                          Craig K. Tagawa
                                          Senior Vice President
                                          Chief Operating and Financial Officer

                      Exhibit Number        Description
                      --------------        -----------
                      10.30                 Lease Agreement for a Gamma Knife
                                            Unit dated as of December 11, 1996
                                            between The Community Hospital
                                            Group, Inc. dba JFK Medical Center
                                            and GK Financing, LLC. (Confidential
                                            material appearing in this document
                                            has been omitted and filed
                                            separately with the Securities and
                                            Exchange Commission in accordance
                                            with Rule 24b-2, promulgated under
                                            the Securities and Exchange Act of
                                            1934, as amended. Omitted
                                            information has been replaced with
                                            asterisks.)

                      27                    Financial Data Schedule