Form 10-Q
period 2000-09-30
AMERICAN SHARED HOSPITAL SERVICES
filed 2000-11-13
CIK 744825

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                    FORM 10-Q

(MARK ONE)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000 OR

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

AS OF NOVEMBER 3, 2000, THERE ARE OUTSTANDING 3,780,792 SHARES OF THE REGISTRANT'S COMMON STOCK.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        AMERICAN SHARED HOSPITAL SERVICES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      (unaudited)         (audited)
ASSETS                                               Sep. 30, 2000      Dec. 31, 1999
------------------------------------------------     -------------      -------------
Current assets:
     Cash and cash equivalents                        $ 13,125,000       $ 12,903,000
     Restricted cash                                        50,000             50,000
     Trade accounts receivable                           1,801,000            982,000
     Other receivables                                      85,000            244,000

     Prepaid expenses and other assets                     393,000            516,000
                                                      ------------       ------------
TOTAL CURRENT ASSETS                                    15,454,000         14,695,000

Property and equipment:

     Medical equipment and facilities                   26,463,000         23,560,000
     Office equipment                                      706,000            617,000
     Deposits and construction in progress                 551,000          3,276,000
                                                      ------------       ------------
                                                        27,720,000         27,453,000

     Accumulated depreciation and
          amortization                                  (7,071,000)        (5,397,000)
                                                      ------------       ------------
Net property and equipment                              20,649,000         22,056,000


Other assets                                               200,000            235,000
                                                      ------------       ------------
TOTAL ASSETS                                          $ 36,303,000       $ 36,986,000
                                                      ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                 $     91,000       $    101,000
     Interest payable                                      303,000            229,000
     Employee compensation and benefits                     57,000             87,000
     Other accrued liabilities                             421,000            597,000
     Current portion of accrued exit costs                   7,000             11,000
     Current portion of long-term debt                   3,928,000          2,545,000
                                                      ------------       ------------
TOTAL CURRENT LIABILITIES                                4,807,000          3,570,000

Long-term debt, less current portion                    16,801,000         19,887,000
Minority interest                                        1,154,000            890,000

Shareholders' equity:
     Common stock, without par value:
          authorized shares - 10,000,000; issued
          and outstanding shares, 3,823,000 in
          2000 and 3,813,000 in 1999                     9,990,000         10,036,000
     Common stock options issued to officer              2,414,000          2,414,000

     Additional paid-in capital                            814,000            817,000
     Retained earnings (accumulated deficit)               323,000           (628,000)
                                                      ------------       ------------
TOTAL SHAREHOLDERS' EQUITY                              13,541,000         12,639,000
                                                      ------------       ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 36,303,000       $ 36,986,000
                                                      ============       ============



                             See accompanying notes

                        AMERICAN SHARED HOSPITAL SERVICES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                Three Months ended Sep. 30,          Nine Months ended Sep. 30,
                                                  2000               1999             2000              1999
                                               -----------       -----------       -----------       -----------
REVENUES:
     Medical services                          $ 2,536,000       $ 1,991,000       $ 6,707,000       $ 5,269,000

COSTS AND EXPENSES:
     Costs of operations:

          Maintenance and supplies                  44,000            34,000           108,000           102,000

          Depreciation and amortization            585,000           396,000         1,662,000         1,158,000

          Other                                    293,000           109,000           659,000           234,000
                                               -----------       -----------       -----------       -----------
                                                   922,000           539,000         2,429,000         1,494,000

     Selling and administrative                    654,000           565,000         1,913,000         1,505,000

     Interest                                      547,000           342,000         1,591,000           846,000
                                               -----------       -----------       -----------       -----------

Total costs and expenses                         2,123,000         1,446,000         5,933,000         3,845,000
                                               -----------       -----------       -----------       -----------

                                                   413,000           545,000           774,000         1,424,000

Interest and other income                          197,000           179,000           631,000           452,000

Minority interest                                 (186,000)         (154,000)         (454,000)         (368,000)
                                               -----------       -----------       -----------       -----------

Income before income taxes                         424,000           570,000           951,000         1,508,000

Income tax benefit                                       0           238,000                 0           283,000
                                               -----------       -----------       -----------       -----------

Net income                                     $   424,000       $   808,000       $   951,000       $ 1,791,000
                                               ===========       ===========       ===========       ===========

Net income per share:

     Earnings per common share - basic         $      0.11       $      0.21       $      0.25       $      0.45
                                               ===========       ===========       ===========       ===========

     Earnings per common share - assuming
          dilution                             $      0.08       $      0.15       $      0.17       $      0.32
                                               ===========       ===========       ===========       ===========



                             See accompanying notes

                        AMERICAN SHARED HOSPITAL SERVICES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       Nine Months ended Sep. 30,
                                                                                         2000               1999
                                                                                     ------------       ------------
OPERATING ACTIVITIES:
Net income                                                                           $    951,000       $  1,791,000

Adjustments to reconcile net cash provided by operating activities:

          Depreciation and amortization                                                 1,718,000          1,162,000

          (Gain) on disposal of assets                                                          0             (6,000)

          Changes in operating assets and liabilities:

               Decrease in restricted cash                                                      0          2,176,000

               (Increase) in accounts receivable                                         (660,000)           (63,000)

               Decrease (increase) in prepaid expenses and other assets                   115,000            (64,000)

               (Decrease) in accounts payable and accrued liabilities                    (146,000)        (2,771,000)
                                                                                     ------------       ------------

Net cash from operating activities                                                      1,978,000          2,225,000

INVESTING ACTIVITIES:
     Purchase of property and equipment (net of financing)                               (267,000)            14,000

     Proceeds from sale of property and equipment                                               0              7,000

     Increase in minority interest                                                        264,000            139,000

     Other                                                                                      0                  0
                                                                                     ------------       ------------

     Net cash from investing activities                                                    (3,000)           160,000

FINANCING ACTIVITIES:
     Payment for exercise of stock options                                                149,000                  0

     Repurchase of common stock                                                          (198,000)        (1,095,000)

     Principal payments on long-term debt and capitalized leases                       (1,704,000)        (1,421,000)
                                                                                     ------------       ------------

     Net cash from financing activities                                                (1,753,000)        (2,516,000)
                                                                                     ------------       ------------

     Net increase (decrease) in cash and cash equivalents                                 222,000           (131,000)

     Cash and cash equivalents at beginning of period                                  12,903,000         11,114,000
                                                                                     ------------       ------------

     Cash and cash equivalents at end of period                                      $ 13,125,000       $ 10,983,000
                                                                                     ============       ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
     Cash paid during the period for:

          Interest paid                                                              $  1,517,000       $    817,000

          Income taxes paid                                                          $     13,000       $  1,280,000



                             See accompanying notes

                        AMERICAN SHARED HOSPITAL SERVICES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly American Shared Hospital Services' consolidated financial position as of September 30, 2000 and the results of its operations for the three and nine month periods ended September 30, 2000 and 1999, which results are not necessarily indicative of results on an annualized basis. Consolidated balance sheet amounts as of December 31, 1999 have been derived from audited financial statements. These financial statements include the accounts of American Shared Hospital Services (the "Company") and its wholly-owned subsidiaries: MMRI, Inc.; European Shared Medical Services Limited; American Shared Radiosurgery Services; African American Church Health and Economic Services, Inc.; ACHES Insurance Services, Inc.; OR21, Inc. ("OR21"); Medleader.com, Inc. ("MedLeader"); and the Company's majority-owned subsidiary, GK Financing, LLC ("GK Financing").

The Company through its majority-owned subsidiary, GK Financing, provided Gamma Knife units to nine medical centers as of September 30, 2000 in Arkansas, California, Connecticut, Massachusetts, New Jersey, Ohio, Texas and Wisconsin.

All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2. PER SHARE AMOUNTS

Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding. For the three and nine months ended September 30, 2000 basic earnings per share was computed using 3,836,000 and 3,820,000 common shares, and diluted earnings per share was computed using 5,418,000 and 5,465,000 common shares and equivalents, respectively. For the three and nine months ended September 30, 1999 basic earnings per share was computed using 3,841,000 and 4,016,000 common shares, and diluted earnings per share was computed using 5,526,000 and 5,625,000 common shares and equivalents, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Medical services revenues increased $545,000 and $1,438,000 for the three and nine month periods ended September 30, 2000 from $1,991,000 and $5,269,000 for the three and nine month periods ended September 30, 1999. The increase in revenues for both periods in 2000 reflects increased utilization at Gamma Knife centers in operation for longer than one year (15% revenue increase for both the three and nine month periods ended September 30, 2000) and an additional two new Gamma Knife units in operation. The revenue increases for the three and nine month periods were lessened because a mature Gamma Knife unit was sold at the end of its contractual term in November 1999. The Company had nine Gamma Knife units in operation at September 30, 2000 compared to eight at September 30, 1999.

Effective August 1, 2000, the Department of Health and Human Services implemented the Ambulatory Product Classifications ("APC") Medicare outpatient payment system. Gamma Knife patients, with Medicare as their primary insurer and treated on either an in-patient or out-patient basis, comprise an estimated 20% to 30% of the total patients treated. The reimbursement for Medicare patients receiving Gamma Knife services on an outpatient basis may decrease an estimated 60% to 70%. The Company currently has two contracts from which revenues are directly affected by changes in payment rates by Medicare. Currently, these two contracted hospitals are primarily treating Medicare Gamma Knife patients on an in-patient basis and therefore the Company believes that adoption of APC's will not have a significant impact on the revenues of the Company. However, there can be no assurance that the adoption of APC's will not have a negative impact on the Company's revenues in the future.

Total costs of operations increased $383,000 and $935,000 for the three and nine month periods ended September 30, 2000 from $539,000 and $1,494,000 for the three and nine month periods ended September 30, 1999. Maintenance and supplies increased $10,000 and $6,000 for the three and nine month periods ended September 30, 2000 compared to the same periods in the prior year, primarily because seven Gamma Knife units were subject to maintenance costs (compared to four in 1999), after having completed their one year warranty period. This increase was partially offset by lower negotiated maintenance contract rates. Depreciation and amortization increased $189,000 and $504,000 for the three and nine month periods ended September 30, 2000 compared to the same periods in the prior year. These increases were due to the addition of two new Gamma Knife units during mid and late third quarter 1999 (and, accordingly, less than a full quarter's depreciation was booked on these units), and the addition of two new Gamma Knife units that became operational after third quarter 1999. This increase was also higher because one of the Company's Gamma Knife units was depreciated to its salvage value in mid third quarter 1999. Other operating costs increased $184,000 and $425,000 for the three and nine month periods ended September 30, 2000 compared to the same periods in the prior year due to an increase in insurance, marketing and personal property tax expenses related to the increase in Gamma Knife units, as well as the addition of certain operating expenses of one "retail" Gamma Knife unit which started in September 1999. For the retail unit that started in September 1999, the Company receives all of the Gamma Knife revenues, exclusive of physician fees, and is responsible for all operational costs of the Gamma Knife unit. Total operational costs on this unit for the three and nine month periods ended September 30, 2000 were $138,000 and $269,000, respectively.

Selling and administrative costs increased $89,000 and $408,000 for the three and nine month periods ended September 30, 2000 from $565,000 and $1,505,000 for the three and nine month periods ended September 30, 1999. For the three month period ended September 30, 2000, these increases were primarily due to increased travel related costs and startup costs for the Company's newest ventures, OR21 and MedLeader. For the nine month period ended September 30, 2000, these increases were primarily due to increased administrative payroll costs, OR21 and MedLeader startup costs, and approximately $120,000 of one time charges related to a restructuring of operations resulting in the elimination of two senior management positions.

Startup costs for OR21 and MedLeader are approximately $64,000 and $112,000 for the three and nine month periods ended September 30, 2000.

Interest expense increased $205,000 and $745,000 for the three and nine month periods ended September 30, 2000 from $342,000 and $846,000 for the three and nine month periods ended September 30, 1999 due to the addition of four new Gamma Knife units since August 1999. All of these new Gamma Knife units were financed with long-term debt. The newer Gamma Knife units have higher interest expense than more mature units because interest expense decreases as the outstanding balance of each loan is reduced.

Interest and other income increased $18,000 and $179,000 for the three and nine month periods ended September 30, 2000 from $179,000 and $452,000 for the three and nine month periods ended September 30, 1999 primarily due to higher cash balances and higher interest rates on invested cash balances.

Minority interest increased $32,000 and $86,000 for the three and nine month periods ended September 30, 2000 from $154,000 and $368,000 for the three and nine month periods ended September 30, 1999. These increases reflect the increased overall profitability of GK Financing. Minority interest represents the 19% interest in GK Financing owned by the Company's partner.

The Company recorded no income tax expense or benefit in the three and nine month periods ended September 30, 2000 compared to an income tax benefit of $238,000 and $283,000 for the three and nine month periods ending September 30, 1999. The Company does not expect to record any income tax expense for the current year due to net operating loss carryforwards available for tax purposes.

The Company had net income of $424,000 ($0.11 per basic share) and $951,000 ($0.25 per basic share) for the three and nine month periods ended September 30, 2000 compared to net income of $808,000 ($0.21 per basic share) and $1,791,000 ($0.45 per basic share) in the same periods in 1999. The decrease for the quarter was primarily due to four of the Gamma Knife units being startups (in operation less than one year as of the beginning of the third quarter) which have not yet reached the revenue and earnings potential of more mature systems, compared to two startup units for the third quarter in the prior year. In addition, the Company recorded startup costs of $64,000 for the Company's two new subsidiaries, MedLeader and OR21 during the current year third quarter, and an income tax benefit of $238,000 in the third quarter of 1999. Third quarter 1999 profitability was aided by the contribution from a mature system that was sold in late 1999 at the end of its five year contract term. The decrease in net income for the nine month period ended September 30, 2000 was due to the number of startup Gamma Knife units as described above, the sale of the mature Gamma Knife in late 1999, approximately $120,000 of one time charges related to a restructuring resulting in the elimination of two senior management positions, startup costs ($112,000) for the Company's two new subsidiaries, MedLeader and OR21, and an income tax benefit for the nine months ended September 30, 1999 of $283,000.

The Company's operating margin (medical services revenues less costs of operations) as a percentage of medical services revenues decreased from 73% in third quarter 1999 to 64% in third quarter 2000, and from 72% for the nine months ended September 30, 1999 to 64% for the same period in the current year. This is primarily due to a larger proportion of more mature units being in operation in 1999 compared to 2000, as well as the inclusion for the three and nine month periods ended September 30, 2000 of operational costs at the Company's retail site that started operations in September 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $13,125,000 at September 30, 2000 compared to $12,903,000 at December 31, 1999. The increase of $222,000 is primarily due to cash generated from operations. The Company's cash increase was lessened due to an increase in accounts receivable of $660,000. This increase in accounts receivable is due to overall increased revenues and an increase in the percentage of revenues contributed by the Company's two retail sites compared to the prior year periods. The Company's retail sites have longer collection cycles (approximately 115 days) compared to its seven fee for service sites (approximately 45 days). The Company's accounts receivable decreased $380,000 from second quarter 2000 primarily due to a reduction in the collection cycle for the retail sites. The Company as of September 30, 2000 had shareholders' equity of $13,541,000, working capital of $10,647,000 and total assets of approximately $36,303,000.

The Company has scheduled interest and principal payments under its debt obligations of approximately $5,820,000 during the next 12 months. The Company believes that its cash flow from operations and cash resources are adequate to meet its scheduled debt obligations during the next 12 months.

The Company is investing its cash in overnight repurchase agreements and commercial paper pending use in its operations.

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

                        AMERICAN SHARED HOSPITAL SERVICES
                                   Registrant



Date:          November 13, 2000               /s/ Ernest A. Bates
                                               -------------------
                                               Ernest A. Bates, M.D.
                                               Chairman of the Board and
                                               Chief Executive Officer



Date:          November 13, 2000               /s/ Craig K. Tagawa
                                               -------------------
                                               Craig K. Tagawa
                                               Senior Vice President
                                               Chief Operating and Financial
                                               Officer