Form 10-K405
period 2000-12-31
AMERICAN SHARED HOSPITAL SERVICES
filed 2001-04-02
CIK 744825

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 15, 2001, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $7,110,000.

     Number of shares of common stock of the registrant outstanding as of March 15, 2001: 3,607,225.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement for the 2001 Annual Meeting of its Shareholders are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I
ITEM 1. BUSINESS

GENERAL

     American Shared Hospital Services ("ASHS" and, together with its subsidiaries, the "Company") provides Gamma Knife stereotactic radiosurgery services to ten medical centers in nine states. The Company provides these services through its 81% indirect interest in GK Financing, LLC, a California limited liability company ("GKF"). The remaining 19% of GKF is owned by GKV Investments, Inc., a wholly owned U.S. subsidiary of Elekta AG, a Swedish company ("Elekta"). Elekta is the manufacturer of the Leksell Gamma Knife (the "Gamma Knife"). GKF is a non-exclusive provider of alternative financing services for Elekta. Gamma Knife services accounted for 100% of the Company's revenues in 2000.

     At present, the Company is developing its business model for "The Operating Room for the 21st Century(SM)" ("OR21(SM)"). The Company also is exploring Internet-related business opportunities, through its MedLeader.com subsidiary ("MedLeader"), that relate strategically and operationally to its existing and developing lines of business. The Company has decided to delay continued development of MedLeader as a stand alone business. Neither OR21 nor MedLeader are expected to generate significant revenues within the next twelve months. The Company's former insurance services business did not contribute significant revenues and was discontinued during 1999.

     In November 1998, the Company sold its diagnostic imaging business to affiliates of Alliance Imaging, Inc. (the "Purchaser") for $13,552,000 in cash and the assumption by the Purchaser of substantially all of the liabilities of the diagnostic imaging business, including approximately $27.1 million in debt. Prior to that sale, the Company provided Magnetic Resonance Imaging ("MRI"), Computed Axial Tomography, Ultrasound, Nuclear Medicine and Cardiac Catheterization Laboratory services to approximately 190 customers in 22 states. The diagnostic imaging business provided approximately 88% of the Company's revenues for the year ended December 31, 1998.

     The Company was incorporated in the state of California in 1983 and its predecessor, Ernest A. Bates, M.D., Ltd. (d/b/a American Shared Hospital Services), a California limited partnership, was formed in June 1980.

GAMMA KNIFE OPERATIONS

     Gamma Knife stereotactic radiosurgery, a non-invasive procedure, is an alternative to conventional brain surgery or can be an adjunct to conventional brain surgery. Compared to conventional surgery, Gamma Knife surgery usually involves shorter patient hospitalization, lower risk of complications and can be provided at a lower cost. Typically, Gamma Knife patients resume their normal activities one or two days after treatment. The Gamma Knife treats the patient with 201 single doses of gamma rays that are focused with great precision on small and medium, well circumscribed and critically located structures in the brain. The Gamma Knife delivers the concentrated dose of gamma rays from 201 sources of Cobalt 60 housed in the Gamma Knife. The 201 Cobalt 60 sources converge at the target area and deliver a dose that is high enough to destroy the diseased tissue without damaging surrounding healthy tissue.

     The Gamma Knife treats selected benign brain tumors (i.e. meningiomas, pituitary and acoustic neuromas, craniopharyngiomas), malignant tumors (i.e. solitary and multiple metastatic tumors, gliomas, nasopharyngeal carcinomas and ocular meningiomas), arteriovenous malformations and trigeminal neuralgia (facial pain). Research is being conducted to determine whether the Gamma Knife can be effective in the treatment of epilepsy, Parkinson's Disease and other functional disorders.

     There are currently 64 Gamma Knife units operating at 62 sites in the United States and approximately 155 units in operation worldwide. As of December 31, 2000, approximately 150,000 procedures had been performed worldwide. An estimated percentage breakdown of these Gamma Knife procedures performed in the U.S. by indications treated are as follows: malignant (41%) and benign (32%) brain tumors, vascular disorders (17%) and functional disorders (10%).

     The Company, as of March 9, 2001, has ten (10) Gamma Knife units operating at ten (10) sites in the United States. In addition, the Company has four (4) more hospitals that are currently under development. The Company's first Gamma Knife commenced operation in September 1991. The Company's Gamma Knife units had performed approximately 1,200 procedures in 2000 for a cumulative total of 4,200 procedures through December 31, 2000.

     Gamma Knife revenues for the Company during the five (5) years ended December 31, 2000 and the percentage of total revenues of the Company represented by the Gamma Knife for each of the last five years are set forth below:

                              TOTAL GAMMA KNIFE        GAMMA KNIFE/
 YEAR ENDED DECEMBER 31,   REVENUES (IN THOUSANDS)    TOTAL REVENUES
 -----------------------   -----------------------    --------------
2000.....................          $9,336                 100.0%
1999.....................          $7,151                  99.9%
1998.....................          $4,156                  11.8%
1997.....................          $2,384                   6.4%
1996.....................          $2,030                   5.5%

     The Company conducts its Gamma Knife business through its 81% indirect interest in GKF. The remaining 19% interest is indirectly owned by Elekta. GKF, formed in October 1995, is managed by its policy committee. The policy committee is composed of one representative from the Company, Ernest A. Bates, M.D., the Company's Chairman and CEO, and one representative from Elekta. The policy committee sets the operating policy for GKF. The policy committee may act only with the unanimous approval of all of its members. The policy committee selects a manager to handle GKF's daily operations. Craig K. Tagawa, Chief Executive Officer of GKF and Chief Operating and Financial Officer of the Company, serves as GKF's manager.

     GKF profits and/or losses and any cash distributions are allocated based on membership interests. GKF's Operating Agreement requires that it have a cash reserve of at least $50,000 before cash distributions are made to its members. From inception to December 31, 2000, GKF distributed $3,178,000 to the Company.

RISKS OF GAMMA KNIFE BUSINESS

     There are significant risks involved in the Company's Gamma Knife business, including the following:

     - Each Gamma Knife unit requires a substantial capital investment. The Company's cost for a Gamma Knife unit historically has been approximately $2,775,000. In some cases, the Company contributes additional funds for capital costs and/or annual operating costs such as marketing. Due to the structure of its contracts with medical centers, there can be no assurance that these costs will be fully recovered or that the Company will earn a satisfactory return on its investment.

     - There is a limited market for the Gamma Knife. Due to the substantial costs of acquiring a Gamma Knife, the Company must identify medical centers that possess neurosurgery and oncology departments capable of performing a large number of Gamma Knife procedures. The Company has identified approximately 200 such medical centers in the United States as potential future sites. There currently are 64 operating Gamma Knife units in the United States, ten (10) of which are Company owned units. There can be no assurance that the Company will be successful in placing additional units at a significant number of sites in the future.

     - There currently are four companies (in addition to the Company) that supply the Gamma Knife to potential customers. There are no competitor companies that currently have more than four (4) Gamma Knife units in operation. The Company does not currently have an exclusive relationship with Elekta and has lost sales in the past to customers that choose to purchase a Gamma Knife directly from Elekta. In addition, the Company may continue to lose sales in the future to such customers and may also lose sales to competitors of the Company. There can be no assurance that the Company will be able to successfully compete against others to place units in the future.

     - There are several methods of radiosurgery (including the modified linear accelerator) as well as conventional neurosurgery that compete against the Gamma Knife. Currently, there are approximately 200 medical centers in the United States with modified linear accelerators. Each of the medical centers targeted by the Company could decide to acquire another radiosurgery modality instead of a Gamma Knife. In addition, neurosurgeons who are primarily responsible for referring patients for Gamma Knife surgery may not be willing to make such referrals for various reasons, instead opting for invasive surgery. There can be no assurance that the Company will be able to secure a sufficient number of sites or Gamma Knife procedures to sustain its profitability and growth.

     - The amount reimbursed to medical centers for each Gamma Knife treatment may decline in the future. The reimbursement decrease may come from federally mandated programs (i.e. Medicare and Medicaid) or other third party payor groups. Eight (8) of the Company's existing contracts are reimbursed by the medical center to the Company on a fee-for-service basis. The primary risk to the Company under this type of contract is that actual volumes of procedures could be less than projected. However, a significant reimbursement rate reduction may result in the Company restructuring certain of its existing contracts. The Company also has two contracts where it receives revenues based directly on the amount of reimbursement received for procedures performed. Revenues under those contracts and any future contracts with revenues based directly on reimbursement amounts will be impacted by any reimbursement rate change. Some of the Company's future contracts for Gamma Knife services may have revenues based on such reimbursement rates instead of a fee-for-service basis. There can be no assurance that future changes in healthcare regulations and reimbursement rates will not directly or indirectly adversely affect the Company's Gamma Knife revenues.

     - As with other highly sophisticated medical equipment, there is constant change and innovation in the market. New and improved medical equipment can be introduced that could make the Gamma Knife technology obsolete and that would make its operation uneconomic. During the past year, Elekta introduced an upgraded Gamma Knife which costs approximately $3.4 million plus applicable tax and duties. This upgrade includes an Automated Patient Positioning system ("APS") and therefore involves less health care provider intervention. Nine (9) of the Company's existing Gamma Knife units are upgradeable. The cost to upgrade existing units to the new model C Gamma Knife with APS is estimated to be approximately $900,000.

CUSTOMERS

     The Company's current business is the outsourcing of Gamma Knife stereotactic radiosurgery services. The Company typically provides the Gamma Knife equipment, as well as planning, installation and marketing support services. Customers usually pay the Company on a fee-per-use basis. The market for these services primarily consists of major urban medical centers. The Gamma Knife business is capital intensive. The total cost of a Gamma Knife facility usually ranges from $3.25 million to $4 million, including equipment, site construction and installation. The Company's typical, historical costs for acquisition are approximately $2,775,000 with the medical center paying for site and installation costs. The following is a listing of the Company's current sites and sites under development as of March 9, 2001:

                                                             ORIGINAL
                       CUSTOMER                          TERM OF CONTRACT        BASIS OF PAYMENT
                       --------                          ----------------        ----------------
EXISTING SITES
UCSF Medical Center                                          10 years              Fee per use
  San Francisco, California
Hoag Memorial Hospital Presbyterian ("Hoag")                 10 years              Fee per use
  Newport Beach, California
Southwest Texas Methodist Hospital ("STMH")                  10 years              Fee per use
  San Antonio, Texas
Yale New Haven Ambulatory Services Corporation ("Yale")      10 years            Revenue sharing
  New Haven, Connecticut
Kettering Medical Center                                     10 years              Fee per use
  Kettering, Ohio
New England Medical Center                                   10 years              Fee per use
  Boston, Massachusetts
University of Arkansas for Medical Sciences ("UAMS")         15 years            Revenue sharing
  Little Rock, Arkansas
Froedtert Memorial Lutheran Hospital                         10 years              Fee per use
  Milwaukee, Wisconsin
JFK Medical Center                                           10 years              Fee per use
  Edison, New Jersey
Sunrise Hospital and Medical Center                          10 years              Fee per use
  Las Vegas, Nevada

SITES UNDER DEVELOPMENT
Central Mississippi Medical Center                           10 years              Fee per use
  Jackson, Mississippi
OSF Saint Francis Medical Center                             10 years              Fee per use
  Peoria, Illinois
Hospital Barra D'Or                                          10 years            Revenue Sharing
  Rio de Janeiro, Brazil
Lima, Peru                                                   10 years            Revenue Sharing

     The Company's second Gamma Knife contract, with the University of Southern California ended in the third quarter of 1999. The customer exercised its option to purchase the equipment for its net book value, approximately $1.2 million. Currently, two of the Company's sites now under development are projected to become operational in the second quarter of 2001 and two additional contracts are expected to become operational in the fourth quarter of 2001 or in early 2002. The Company's contract with Hospital Barra D'Or currently is being renegotiated with the customer in light of the changes in the Brazilian economic environment. If the contract cannot be successfully renegotiated, it will be terminated.

     The Company's fee per use agreement is typically for a ten-year term. The fixed fee per use reimbursement amount that the Company receives from the customer is based on the Company's cost to provide the service and the anticipated volumes of the customer. The contracts signed by the Company typically call for a fee ranging from $7,500 to $9,500 per procedure. There are no minimum volume guarantees required of the customer. Typically, GKF is responsible for providing the Gamma Knife and related ongoing Gamma Knife equipment expenses (i.e. personal property taxes, insurance, equipment maintenance) and also helps fund the customer's Gamma Knife marketing. The customer generally is obligated to pay site and installation costs and the costs of operating the Gamma Knife. The customer can either renew the agreement or terminate the agreement at the end of the contractual term. If the customer chooses to terminate the agreement, then GKF removes the equipment from the medical center for possible placement at a future site.

     The Company's revenue sharing agreements are typically for a period of ten to fifteen years. Instead of receiving a fixed fee, the Company receives all or a percentage of the reimbursement (exclusive of physician fees) received by the customer less the operating expenses of the Gamma Knife. The Company is at risk for any reimbursement rate changes for Gamma Knife services by the government or other third party payors. The Company is also at risk if it inefficiently operates the Gamma Knife. There are no minimum volume guarantees required of the customer.

     Four customers each accounted for more than 10% of the Company's revenues in 2000 and 1999: Hoag, STMH, Yale and UAMS. No single customer accounted for 10% or more of the Company's total revenues in 1998, but each of the five Gamma Knife customers in 1998 accounted for more than 10% of the Company's Gamma Knife services revenues that year.

MARKETING

     At the end of 2000, the Company employed no sales executive. The Company's new Vice President of Sales will join the Company starting April 2, 2001. The Company markets its services through its preferred provider status with Elekta and a direct sales effort. The major advantages to a health care provider in contracting with the Company for Gamma Knife services include:

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

     GKF currently has loan commitments and has received progress payments from its primary lender for two (2) of its four (4) Gamma Knife projects under development. The loan commitments require that GKF have a debt to equity plus subordinated debt ratio of 6 to 1. GKF currently meets the ratio requirement to be eligible for funding of the approximately $6,100,000 remaining cash requirements for its four (4) projects under development.

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

     The Company's ability to contract with additional customers for Gamma Knife services is dependent on its ability to compete against (i) Elekta, the manufacturer of the Gamma Knife, (ii) manufacturers of competing radiosurgery devices (primarily modified linear accelerators), and (iii) other companies that outsource Gamma Knife services. The Company does not have an exclusive relationship with Elekta and has lost sales in the past to customers that choose to purchase a Gamma Knife directly from Elekta. The Company may continue to lose sales in the future to such customers and may also lose sales to competitors of the Company.

GOVERNMENT REGULATION

     The Company's Gamma Knife services customers receive payments for patient care from federal government and private insurer reimbursement programs. Currently in the United States, the majority of Gamma Knife services are performed on an in-patient basis, although a significant number are performed on an out-patient basis.

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

     In 1986 and again in 1990, Congress enacted legislation requiring the Department of Health and Human Services ("DHHS") to develop proposals for a PPS for Medicare out-patient services. DHHS has proposed a new payment system, Ambulatory Product Classifications ("APC"), which affects all out-patient services, performed in a hospital based facility. APC implementation took place in the third quarter of 2000.

     The APC consists of 346 clinically, homogenous classifications or groupings of codes that are typically used in out-patient billing. Out-patient services are bundled with fixed rates of payment determined according to specific regional and national factors, similar to that of the in-patient PPS.

     Gamma Knife patients, with Medicare as their primary insurer and treated on either an in-patient or out-patient basis, comprise an estimated 20% to 30% of the total Gamma Knife patients treated. The reimbursement for Medicare patients receiving Gamma Knife services on an out-patient basis is estimated to have decreased approximately 40% under the APC system. The Company has two contracts from which revenues are directly affected by changes in payment rates under the APC system. Currently, these two contracted hospitals are primarily treating Medicare Gamma Knife patients on an in-patient basis and therefore the Company believes that adoption of APC's has not had a significant impact on the revenues of the Company. However, some of the Company's fee-per-use customers treat patients on an out-patient basis and may have experienced a reduction in Medicare payment. There can be no assurance that the adoption of APC's will not have a negative impact directly or indirectly on the Company's revenues in the future.

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

     Legislation in various jurisdictions requires that health facilities obtain a Certificate of Need ("CON") prior to making expenditures for medical technology in excess of specified amounts. Two of the Company's existing customers were required to obtain a CON or its equivalent. Two more of the Company's more recently signed contracts were subject to CONs. The CON procedure can be expensive and time consuming and may impact the length of time before Gamma Knife services commence. CON requirements vary from state to state in their application to the operations of both the Company and its customers. In some jurisdictions the Company is required to comply with CON procedures to provide its services and in other jurisdictions customers must comply with CON procedures before using the Company's services.

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

EMPLOYEES

     At December 31, 2000, the Company employed eight (8) employees on a full-time basis. None of these employees is subject to a collective bargaining agreement and there is no union representation within the Company. The Company maintains various employee benefit plans and believes that its employee relations are good.

EXECUTIVE OFFICERS OF THE COMPANY

     The following table provides current information concerning those persons who serve as executive officers of the Company. The executive officers were appointed by the Board of Directors and serve at the discretion of the Board of Directors.

                NAME:                  AGE:                  POSITION:
                -----                  ----                  ---------
Ernest A. Bates, M.D. ...............   64    Chairman of the Board of Directors,
                                              Chief Executive Officer
Craig K. Tagawa......................   47    Senior Vice President -- Chief Operating
                                              and Financial Officer

     Ernest A. Bates, M.D., founder of the Company, has served in the positions listed above since the incorporation of the Company. He is currently a member of the Board of Trustees of The Johns Hopkins University and the University of Rochester, a Chairman of the Industrial Policy Advisory Committee of the Engineering Research Center for Computer-Integrated Surgical Systems and Technology at The Johns Hopkins University, a member of the Board of Overseers of the University of California at San Francisco School of Nursing, a member of the State of California High Speed Rail Authority, and a member of the Board of Directors of Salzburg Seminar. Dr. Bates is a graduate of The Johns Hopkins University and the University of Rochester School of Medicine.

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

ITEM 2. PROPERTIES

     The Company's corporate offices are located at Two Embarcadero Center, Suite 2370, San Francisco, California, where it leases approximately 2,550 square feet for $11,497 per month. This lease runs through September 2002.

     For the year ended December 31, 2000 the Company's aggregate net rental expenses for all properties and equipment were approximately $188,000.

ITEM 3. LEGAL PROCEEDINGS

     There are no material pending legal proceedings involving the Company or any of its property. The Company knows of no legal or administrative proceedings against the Company contemplated by governmental authorities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common shares, no par value (the "Common Shares"), are currently traded on the American Stock Exchange ("AMEX") and the Pacific Exchange. The table below sets forth the high and low closing sale prices of the Common Shares of the Company on the American Stock Exchange Consolidated Reporting System for each full quarter for the last two fiscal years.

                            PRICES FOR COMMON SHARES

                   QUARTER ENDING                      HIGH      LOW
                   --------------                      -----    -----
March 31, 1999.......................................  $1.69    $0.94
June 30, 1999........................................  $3.00    $1.50
September 30, 1999...................................  $6.25    $2.38
December 31, 1999....................................  $5.38    $3.44
March 31, 2000.......................................  $4.75    $3.38
June 30, 2000........................................  $4.25    $2.81
September 30, 2000...................................  $2.88    $2.00
December 31, 2000....................................  $2.44    $1.75

     The Company estimates that there were approximately 1,200 beneficial holders of its Common Shares at December 31, 2000.

     The Board of Directors also authorized in March 1999 the repurchase of up to 500,000 shares of the Company's Common Stock in the open market from time to time at prevailing prices. Approximately 330,000 shares were repurchased in the open market pursuant to that authorization, through December 31, 2000, at a cost of approximately $806,000. The Board of Directors on February 2, 2001 authorized the repurchase of up to another 500,000 shares of the Company's common stock in the open market from time to time at prevailing prices.

     During 2000 holders of warrants and of options to acquire the Company's common stock exercised their respective rights pursuant to such securities, resulting in the Company issuing approximately 92,000 new shares of common stock for approximately $150,000.

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

     At December 31, 2000 the Company had 5,537,663 fully diluted shares outstanding, including 3,711,292 issued and outstanding common shares, 1,820,000 common shares reserved for options, and 5,504 shares reserved pursuant to the Company's Shareholder Rights Plan.

     Shareholders of record on March 15, 2001 will be paid a dividend of $0.10 per common share on April 2, 2001. The Board of Directors anticipates declaring and paying annual cash dividends in similar amounts in the future subject to evaluation of the Company's level of earnings, balance sheet position and availability of cash. The Company did not pay cash dividends in 2000.

ITEM 6. SELECTED FINANCIAL DATA SUMMARY OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------------
                                                      2000     1999     1998      1997      1996
                                                     ------   ------   -------   -------   -------
                                                     (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
Medical services revenues..........................  $9,336   $7,156   $35,162   $37,172   $36,989
                                                     ======   ======   =======   =======   =======
Costs of operations................................   3,435    2,165    25,826    27,044    28,071
Selling and administrative expense.................   2,655    1,803     5,116     5,901     5,309
Interest expense...................................   2,118    1,309     3,186     3,671     4,199
                                                     ------   ------   -------   -------   -------
Total costs and expenses...........................   8,208    5,277    34,128    36,616    37,579
                                                     ------   ------   -------   -------   -------
                                                      1,128    1,879     1,034       556      (590)
Gain (loss) on sale of assets and early termination
  of capital leases................................      25       10        (2)      821         3
Gain on disposal of product line...................       0        0    20,478         0         0
Interest and other income..........................     804      603       220       118       170
Minority interest..................................    (645)    (501)     (166)       37        57
                                                     ------   ------   -------   -------   -------
Income (loss) before income taxes..................   1,312    1,991    21,564     1,532      (360)
Income tax benefit (expense).......................       0      716    (1,513)      (10)        7
                                                     ------   ------   -------   -------   -------
Net income (loss)..................................  $1,312   $2,707   $20,051   $ 1,522   $  (353)
                                                     ======   ======   =======   =======   =======
Earnings (loss) per common share basic:
  Net income (loss)................................  $ 0.34   $ 0.68   $  4.23   $  0.32   $ (0.08)
                                                     ======   ======   =======   =======   =======
Earnings (loss) per common share assuming dilution:
  Net income (loss)................................  $ 0.24   $ 0.48   $  3.15   $  0.24   $ (0.08)
                                                     ======   ======   =======   =======   =======

                                                              YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------------
                                                   2000      1999      1998      1997       1996
                                                  -------   -------   -------   -------   --------
                                                    (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                                  ------------------------------------------------
BALANCE SHEET DATA
Cash............................................  $12,421   $12,903   $11,114   $    17   $    368
Restricted cash.................................       50        50     2,226       651        218
Working capital (deficiency)....................   10,155    11,125     9,088    (8,039)   (10,888)
Total assets....................................   40,209    36,986    26,919    30,209     32,969
Current portion of long-term debt...............    4,126     2,545     1,885    10,929     13,182
Long-term debt, less current portion............   20,300    19,887     8,823    21,569     23,935
Shareholders' equity (Net capital deficiency)...  $13,658   $12,639   $11,096   $(8,953)  $(10,475)

See accompanying note

(1) In October 1995, the Company entered into an operating agreement granting to American Shared Radiosurgery Services (a California corporation and a wholly-owned subsidiary of the Company) an 81% ownership interest in GK Financing, LLC. ASHS incorporated a new wholly-owned subsidiary, OR21, Inc. ("OR21") in November 1999, and a new wholly-owned subsidiary, MedLeader.com, Inc. ("MedLeader") in April 2000. Accordingly, the financial data for the Company presented above include the results of GKF for 1996 through 2000, OR21 for 1999 and 2000, and MedLeader for 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     During the years ended December 31, 2000, 1999 and 1998, approximately 100%, 100% and 12% respectively, of the Company's revenues were derived from its Gamma Knife business. The Company in November 1998 sold its diagnostic imaging business which accounted for 0%, 0% and 88% of the Company's total revenues during the years ended December 31, 2000, 1999 and 1998, respectively. As a result, the

Company was relieved of substantially all of the liabilities of the imaging division, consisting of approximately $27,100,000 of debt and other obligations, and received approximately $13,500,000 in cash. The sale of its imaging division resulted in a one-time gain of $20,478,000 in 1998, which eliminated the Company's capital deficiency. Following the sale, the Company's operations were significantly reduced and it has substantially reduced its staff. Accordingly the discussions below related to 1998 predominantly reflect the Company's operations prior to the sale of its imaging division.

     The Company had net income of $1,312,000 ($0.34 per share) on medical services revenues of $9,336,000 in 2000. Net income in 2000 included restructuring expenses of $120,000 and startup costs of $228,000 for its OR21 and MedLeader subsidiaries. The Company had net income of $2,707,000 ($0.68 per share) on medical services revenues of $7,156,000 in 1999. Included in net income for 1999 is an insurance expense credit of $325,000 and an income tax benefit of $716,000. The Company had net income of $20,051,000 ($4.23 per share) on medical services revenues of $35,162,000 in 1998. Included in net income for 1998 is a $20,478,000 gain on disposal of product line less related income taxes of $1,500,000.

TOTAL REVENUES

                                                      INCREASE                INCREASE
                                            2000     (DECREASE)     1999     (DECREASE)     1998
                                           ------    ----------    ------    ----------    -------
                                                               (IN THOUSANDS)
Medical services.........................  $9,336       30.5%      $7,156      (79.6)%     $35,162

     Medical services revenues increased 30.5% in 2000 compared to 1999, and decreased 79.6% in 1999 compared to 1998. The increase in 2000 compared to 1999 is primarily attributable to an increase in the number of Gamma Knife units in operation and increased revenues at Gamma Knife locations in operation for more than one year. The decrease in 1999 compared to 1998 is primarily attributable to the sale of the Company's imaging division, which occurred in November 1998.

     Gamma Knife revenues increased $2,185,000 and $2,995,000 in 2000 and 1999, respectively, compared to the prior years. The 2000 increase was due to the full year inclusion of four new Gamma Knife units which started at various times during 1999, the commencement of its newest Gamma Knife unit in April 2000, and a 20% increase in revenues for Gamma Knife units in operation more than one year. The increase was partially offset by the expiration of the Company's second Gamma Knife contract in the fourth quarter of 1999. The customer purchased the Gamma Knife after the expiration of the contract for $1,200,000 in cash. The 1999 increase was primarily due to the commencement of four new Gamma Knife contracts during 1999 (one in second quarter, two in third quarter, and one in fourth quarter), full year inclusion of two Gamma Knife units that began operation during 1998 (first and third quarters), and a 24% increase in revenues for Gamma Knife units in operation more than one year. The Company had nine, eight and five Gamma Knife units in operation at December 31, 2000, 1999 and 1998, respectively.

     The Company did not have MRI, non-MRI diagnostic imaging services, or contract service (Respiratory Therapy services and Cardiac Catheterization Laboratory) revenues in 2000 and 1999. In 1998, MRI revenues were $26,498,000, non-MRI diagnostic imaging services revenues were $3,345,000, and contract services revenues were $1,150,000. The revenue decrease in 1999 compared to 1998 was attributable to the sale of the imaging division, which was comprised of MRI, non-MRI diagnostic imaging services and contract services. In 1998, MRI revenues were 75%, non-MRI diagnostic imaging services were 10%, and contract services revenues were 3% of total medical services revenues.

COSTS OF OPERATIONS

                                                      INCREASE                INCREASE
                                            2000     (DECREASE)     1999     (DECREASE)     1998
                                           ------    ----------    ------    ----------    -------
                                                               (IN THOUSANDS)
Costs of operations......................  $3,435       58.7%      $2,165      (91.6)%     $25,826
Percentage of revenue....................    36.8%                   30.3%                    73.4%

     The Company's costs of operations, consisting of payroll, maintenance and supplies, depreciation and amortization, equipment rental and other operating expenses (such as vehicle fuel, building rents, regional office costs, insurance, property taxes, bad debt expense, fees and training expenses) increased $1,270,000 in 2000 as compared to 1999 and decreased $23,661,000 in 1999 as compared to 1998.

     Medical services payroll decreased by $3,000 in 2000 compared to 1999 and by $7,084,000 in 1999 compared to 1998. This decrease is due to the sale of the imaging division and the fact that the Company does not currently provide labor as a component of its Gamma Knife services. Medical services payroll costs, as a percent of medical services revenues, were 0% in 2000, less than 1% in 1999 and 20% in 1998.

     The Company's maintenance and supplies costs were 2%, 2% and 15% of medical service revenues in 2000, 1999 and 1998, respectively. Maintenance and supplies costs increased $44,000 in 2000 compared to 1999 and decreased $5,041,000 in 1999 compared to 1998. The increase in 2000 was primarily due to the expiration of the warranty period on three Gamma Knife units. The decrease in 1999 was primarily due to the sale of the imaging division. Maintenance and supply costs for Gamma Knife services increased $63,000 in 1999 compared to 1998 primarily due to the expiration of the warranty period on three units.

     Depreciation and amortization increased $652,000 in 2000 compared to 1999 and decreased $3,940,000 in 1999 compared to 1998. The increase in 2000 was due to the addition of a new Gamma Knife unit in second quarter 2000 and a full year's depreciation on four new Gamma Knife units that started operation during 1999. The decrease in 1999 was primarily attributable to the sale of the imaging division. The decrease was partially offset by the addition of four Gamma Knife units during 1999. Depreciation and amortization for Gamma Knife services in 2000 and in 1999 increased $652,000 and $573,000, respectively, compared to prior years. The increase in 1999 was mitigated because the Company's second Gamma Knife unit, which was sold, was depreciated to its salvage value during third quarter 1999.

     Equipment rental as a percentage of medical services revenues was 0% in 2000 and 1999 and 12% in 1998. The Company's Gamma Knife services currently do not require the rental of equipment. Equipment rental decreased $4,064,000 in 1999 compared to 1998. The decrease in 1999 was due to the sale of the imaging division.

     Other costs of operations as a percentage of medical services revenues were 10%, 6% and 11% in 2000, 1999 and 1998, respectively. The increase of $577,000 in 2000 compared to 1999 is due to operating expenses at the Company's retail site that started in September 1999, increased property taxes and insurance due to additional Gamma Knife units, and increased marketing costs. The decrease of $3,532,000 in 1999 compared to 1998 was primarily attributable to the sale of the imaging division. Other costs of operations for Gamma Knife services increased $135,000 in 1999 compared to 1998. This increase was primarily due to increased insurance costs and property taxes because of additional Gamma Knife units, as well as increased marketing costs.

SELLING AND ADMINISTRATIVE

                                                       INCREASE                INCREASE
                                             2000     (DECREASE)     1999     (DECREASE)     1998
                                            ------    ----------    ------    ----------    ------
                                                                (IN THOUSANDS)
Selling and administrative costs..........  $2,655       47.3%      $1,803      (64.8)%     $5,116
Percentage of revenue.....................    28.4%                   25.2%                   14.5%

     The Company's selling and administrative costs increased $852,000 in 2000 compared to 1999 and decreased $3,313,000 in 1999 compared to 1998. The increase in 2000 was primarily due to startup costs of approximately $228,000 on the Company's two newest ventures, OR21 and MedLeader, management and employee bonuses of approximately $125,000, and restructuring costs of approximately $120,000 resulting in the elimination of two senior management positions. The increase in 2000 was also caused by inclusion in 1999 of a $325,000 credit due to a change in estimate regarding the need for and the corresponding cost of liability insurance related to divested operations. The decrease in 1999 was primarily due to the sale of the imaging division, as well as the previously mentioned insurance expense credit.

INTEREST EXPENSE

                                                       INCREASE                INCREASE
                                             2000     (DECREASE)     1999     (DECREASE)     1998
                                            ------    ----------    ------    ----------    ------
                                                                (IN THOUSANDS)
Interest expense..........................  $2,118       61.8%      $1,309      (58.9)%     $3,186
Percentage of revenue.....................    22.7%                   18.3%                    9.1%

     The Company's interest expense increased $809,000 in 2000 compared to 1999 and decreased $1,877,000 in 1999 compared to 1998. The increase in 2000 was primarily due to the addition of five new Gamma Knife units during 1999 and 2000, all of which were financed. The decrease in 1999 was primarily attributable to the sale of the imaging division offset by increased interest related to Gamma Knife units. Interest expense for Gamma Knife units increased $811,000 and $528,000 in 2000 and 1999 compared to prior years. Interest as a percentage of revenue increased from 18.3% in 1999 to 22.7% in 2000 because all of the Company's operating Gamma Knife units are financed by means of interest bearing debt. Five of the Company's nine Gamma Knife units have been in operation for less than two years, and have higher interest expense than units with more mature loans because interest expense decreases with each subsequent loan payment.

OTHER INCOME AND EXPENSE

                                                      INCREASE               INCREASE
                                            2000     (DECREASE)    1999     (DECREASE)     1998
                                            -----    ----------    -----    ----------    -------
                                                               (IN THOUSANDS)
Gain (loss) on sale of assets and early
  termination of capital leases...........  $  25      150.0%      $  10      600.0%      $    (2)
Percentage of revenue.....................    0.3%                   0.1%                     0.0%
Gain on sale of product line..............  $   0         NM       $   0      100.0%      $20,478
Percentage of revenue.....................    0.0%                   0.0%                    58.2%
Interest and other income.................  $ 804       33.3%      $ 603      174.1%      $   220
Percentage of revenue.....................    8.6%                   8.4%                     0.6%
Minority interest.........................  $(645)      28.7%      $(501)     201.8%      $  (166)
Percentage of revenue.....................   (6.9)%                 (7.0)%                   (0.5)%

     The Company's gain on sale of product line decreased to $0 in 2000 and 1999 from $20,478,000 in 1998. The gain on sale of product line in 1998 represents the gain associated with the sale of the imaging division. The gain was net of transaction costs of approximately $2,700,000. Transaction costs include legal, investment banking and management bonuses related to the sale of the imaging division; employee severance costs; and the costs related to the discontinuance of the diagnostic imaging division. Gain on sale of assets and early termination of capital leases increased $15,000 in 2000 and increased $12,000 in 1999 compared to prior years.

     Interest and other income increased $201,000 in 2000 and $383,000 in 1999 compared to prior years. The increase in both 2000 and 1999 was primarily due to additional interest income from higher cash balances that are invested in overnight securities.

     Minority interest increased $144,000 in 2000 and $335,000 in 1999 compared to prior years. Minority interest represents the pre-tax income earned by the minority member's 19% interest in GKF. The increase in minority interest reflects the increased profitability of GKF.

INCOME TAXES

                                                       INCREASE               INCREASE
                                              2000    (DECREASE)    1999     (DECREASE)     1998
                                              ----    ----------    -----    ----------    -------
                                                                 (IN THOUSANDS)
Income tax benefit (expense)................  $  0      (100.0)%    $ 716      147.3%      $(1,513)
Percentage of revenue.......................   0.0%                  10.0%                    (4.3)%

     The Company recorded no income tax expense or benefit in 2000 because a valuation allowance was provided for its entire deferred tax asset in excess of its deferred tax liability. Future profits of the Company are expected to generate tax expense, as the Company anticipates that future deferred tax liability will exceed future deferred tax assets and thus the valuation allowance will be eliminated. The Company received an income tax benefit of $716,000 in 1999 compared to an income tax provision of $1,513,000 in 1998, a decrease in income tax expense of $2,229,000. The $716,000 income tax benefit is primarily a result of an overestimate of the federal and state income tax provision in 1998 resulting from the sale of the imaging division. The overestimate was adjusted in 1999 when tax returns were completed for filing with taxing agencies. The Company had a net operating loss carryforward for federal income tax return purposes at December 31, 2000 of approximately $8,411,000.

NET INCOME

                                                      INCREASE                INCREASE
                                            2000     (DECREASE)     1999     (DECREASE)     1998
                                           ------    ----------    ------    ----------    -------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income...............................  $1,312      (51.5)%     $2,707      (86.5)%     $20,051
Net income per share.....................  $ 0.34      (50.0)%     $ 0.68      (83.9)%     $  4.23

     The Company had net income of $1,312,000 in 2000 compared to $2,707,000 in 1999 and $20,051,000 in 1998. Net income for 2000 included restructuring costs of $120,000 and startup costs for OR21 and MedLeader of $228,000. Net income for 1999 included an insurance expense credit of $325,000 and a tax benefit of $716,000. Net income for 1998 included a $18,978,000 gain net of income taxes ($1,500,000) primarily from the sale of the imaging division. Net income for 1998 exclusive of the net gain from the sale of product line was $1,073,000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of $12,421,000 at December 31, 2000 compared to $12,903,000 at December 31, 1999. The Company's cash position decreased $482,000 due primarily to deposits of $375,000 on a future Gamma Knife, payments of approximately $440,000 to repurchase 193,750 shares of the Company's stock, and an increase in accounts receivable of $1,173,000.

     Restricted cash of $50,000 at December 31, 2000 reflects cash that may only be used for the operations of GK Financing, LLC.

     The Company's trade accounts receivable increased to $2,155,000 at December 31, 2000 from $982,000 at December 31, 1999. This increase was due to higher revenue volume and a longer collection period for the two Gamma Knife retail contracts compared to the fee per use contracts.

     The Company invests its cash in overnight repurchase agreements and commercial paper pending use in the Company's operations. The Company believes its cash position combined with its working capital is adequate to service the Company's cash requirements in 2001.

     Working capital decreased $970,000 primarily due to the inclusion in current liabilities of approximately $1,000,000 in debt which had previously been classified in long-term debt. This debt can be either paid off or refinanced for a longer period when it comes due in July 2001.

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

     The Company elected to retain Moss Adams as its independent auditors and tax advisors. The Company on December 14, 1998 had engaged Grant Thornton, LLP as its independent accountant to audit the Company's financial statements for the year ended December 31, 1998. The Company and Grant Thornton had a long established relationship as Grant Thornton had served as the Company's tax advisor since 1990. Ernst & Young had served as the Company's auditor from 1983 through 1997.

     The Company, during its two prior fiscal years (1999 and 1998) and any subsequent interim period preceding its change of independent accountant, did not have any disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors is incorporated herein by reference from the Company's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders (the "2001 Proxy Statement"). Information regarding executive officers of the Company, included herein under the caption "Executive Officers of the Registrant" in Part I, Item 1 above, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated herein by reference from the 2001 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference from the 2001 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference from the 2001 Proxy Statement.

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

(b) EXHIBITS.

     The following Exhibits are filed with this Report.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  2.1     Securities Purchase Agreement, dated as of March 12, 1998, by and among Alliance Imaging, Inc.; Embarcadero Holding
          Corp. I; Embarcadero Holding Corp. II; American Shared
          Hospital Services; and MMRI, Inc.(1)
  3.1     Articles of Incorporation of the Company, as amended.(2)
  3.2     By-laws of the Company, as amended.(3)
  4.6     Form of Common Stock Purchase Warrant of American Shared
          Hospital Services.(3)
  4.8     Registration Rights Agreement, dated as of May 17, 1995, by and among American Shared Hospital Services, the Holders
          referred to in the Note Purchase Agreement, dated as of May
          12, 1995 and General Electric Company, acting through GE
          Medical Systems.(3)
 10.1     The Company's 1984 Stock Option Plan, as amended.(4)
 10.2     The Company's 1995 Stock Option Plan, as amended.(5)
 10.3     Form of Indemnification Agreement between American Shared
          Hospital Services and members of its Board of Directors.(4)
 10.4     Ernest A. Bates Stock Option Agreement dated as of August
          15, 1995.(6)
 10.5     Operating Agreement for GK Financing, LLC, dated as of
          October 17, 1995.(3)
 10.6     Amendments dated as of October 26, 1995 and as of December
          20, 1995 to the GK Financing, LLC Operating Agreement, dated as of October 17, 1995.(7)
 10.7     Amendment dated as of October 16, 1996 to the GK Financing,
          LLC Operating Agreement, dated as of October 17, 1995.(1)
 10.8     Amendment dated as of March 31, 1998 ("Fourth Amendment") to the GK Financing, LLC Operating Agreement dated as of
          October 17, 1995.(8)
 10.9     Amendment dated as of March 31, 1998 ("Fifth Amendment") to the GK Financing, LLC Operating Agreement dated as of
          October 17, 1995.(8)
 10.10    Amendment dated as of June 5, 1998 to the GK Financing, LLC
          Operating Agreement dated as of October 17, 1995.(8)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.11a   Assignment and Assumption Agreement, dated as of December
          31, 1995, between American Shared Radiosurgery Services
          (assignor) and GK Financing, LLC (assignee).(8)
 10.11b   Assignment and Assumption Agreement, dated as of November 1,
          1995, between American Shared Hospital Services (assignor)
          and American Shared Radiosurgery Services (assignee).(4)
 10.11c   Amendment Number One dated as of August 1, 1995 to the Lease
          Agreement for a Gamma Knife Unit between The Regents of the
          University of California and American Shared Hospital
          Services. (Confidential material appearing in this document has been omitted and filed separately with the Securities
          and Exchange Commission in accordance with Rule 24b-2,
          promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with
          asterisks.)(8)
 10.11d   Lease Agreement dated as of July 3, 1990 for a Gamma Knife
          Unit between American Shared Hospital Services and The
          Regents of the University of California. (Confidential
          material appearing in this document has been omitted and
          filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the
          Securities and Exchange Act of 1934, as amended. Omitted
          information has been replaced with asterisks.)(8)
 10.12    Amendment Number Two dated as of February 6, 1998 to the
          Lease Agreement for a Gamma Knife Unit between UCSF-Stanford
          Health Care and GK Financing, LLC. (Confidential material
          appearing in this document has been omitted and filed
          separately with the Securities and Exchange Commission in
          accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information
          has been replaced with asterisks.)(8)
 10.13    Assignment and Assumption Agreement, dated as of February 3,
          1996, between American Shared Radiosurgery Services
          (assignor) and GK Financing, LLC (assignee).(4)
 10.14    Lease Agreement for a Gamma Knife Unit dated as of April 6,
          1994, between Ernest A. Bates, M.D. and NME Hospitals, Inc.
          dba USC University Hospital. (Confidential material
          appearing in this document has been omitted and filed
          separately with the Securities and Exchange Commission in
          accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information
          has been replaced with asterisks.)(8)
 10.15    Assignment and Assumption and Agreement dated as of February
          1, 1996 between Ernest A. Bates, M.D. and GK Financing, LLC with respect to the Lease Agreement for a Gamma Knife dated as of April 6, 1994 between Ernest A. Bates, M.D. and NME
          Hospitals, Inc. dba USC University Hospital.(8)
 10.16    Lease Agreement for a Gamma Knife Unit dated as of October
          31, 1996 between Hoag Memorial Hospital Presbyterian and GK
          Financing, LLC. (Confidential material appearing in this
          document has been omitted and filed separately with the
          Securities and Exchange Commission in accordance with Rule
          24b-2, promulgated under the Securities and Exchange Act of
          1934, as amended. Omitted information has been replaced with asterisks.)(8)
 10.17    Addendum to Lease Agreement for a Gamma Knife Unit dated as of December 1, 1998 between Hoag Memorial Hospital
          Presbyterian and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed
          separately with the Securities and Exchange Commission in
          accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information
          has been replaced with asterisks.)(8)
 10.18    Lease Agreement for a Gamma Knife Unit dated as of October
          29, 1996 between Methodist Healthcare Systems of San
          Antonio, Ltd., dba Southwest Texas Methodist Hospital and GK
          Financing, LLC. (Confidential material appearing in this
          document has been omitted and filed separately with the
          Securities and Exchange Commission in accordance with Rule
          24b-2, promulgated under the Securities and Exchange Act of
          1934, as amended. Omitted information has been replaced with asterisks.)(8)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.19    Lease agreement for a Gamma Knife Unit dated as of April 10,
          1997 between Yale-New Haven Ambulatory Services Corporation and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the
          Securities and Exchange Commission in accordance with Rule
          24b-2, promulgated under the Securities and Exchange Act of
          1934, as amended. Omitted information has been replaced with asterisks.)(8)
 10.20    Lease Agreement for a Gamma Knife Unit dated as of June 1,
          1998 between GK Financing, LLC and Kettering Medical Center.
          (Confidential material appearing in this document has been omitted and filed separately with the Securities and
          Exchange Commission in accordance with Rule 24b-2,
          promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with
          asterisks.)(9)
 10.21    Addendum to Contract with GKF and KMC/WKNI, dated June 1,
          1998 between GK Financing, LLC and Kettering Medical Center.
          (Confidential material appearing in this document has been omitted and filed separately with the Securities and
          Exchange Commission in accordance with Rule 24b-2,
          promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with
          asterisks.)(9)
 10.22    Lease Agreement for a Gamma Knife Unit dated as of October
          5, 1998 between GK Financing, LLC and New England Medical
          Center Hospitals, Inc. (Confidential material appearing in this document has been omitted and filed separately with the
          Securities and Exchange Commission in accordance with Rule
          24b-2, promulgated under the Securities and Exchange Act of
          1934, as amended. Omitted information has been replaced with asterisks.)(9)
 10.23    Equipment Lease Agreement dated as of October 29, 1998
          between GK Financing, LLC and the Board of Trustees of the
          University of Arkansas on behalf of The University of
          Arkansas for Medical Sciences. (Confidential material
          appearing in this document has been omitted and filed
          separately with the Securities and Exchange Commission in
          accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information
          has been replaced with asterisks.)(9)
 10.24    First Amendment to Lease Agreement for a Gamma Knife Unit
          effective as of August 2, 1999 between GK Financing, LLC and
          Tenet HealthSystems Hospitals, Inc. (formerly known as NME
          Hospitals, Inc.) dba USC University Hospital. (Confidential
          material appearing in this document has been omitted and
          filed separately with the Securities and Exchange Rule
          24b-2, promulgated under the Securities and Exchange Act of
          1934, as amended. Omitted information has been replaced with asterisks.)(9)
 10.25    Addendum Two, dated as of October 1, 1999, to Lease
          Agreement for a Gamma Knife Unit dated as of October 31,
          1996 between Hoag Memorial Hospital Presbyterian and GK
          Financing, LLC. (Confidential material appearing in this
          document has been omitted and filed separately with the
          Securities and Exchange Commission in accordance with Rule
          24b-2, promulgated under the Securities and Exchange Act of
          1934, as amended. Omitted information has been replaced with asterisks.)(10)
 10.26    Lease Agreement for a Gamma Knife Unit dated as of May 28,
          1999 between Froedtert Memorial Lutheran Hospital and GK
          Financing, LLC. (Confidential material appearing in this
          document has been omitted and filed separately with the
          Securities and Exchange Commission in accordance with Rule
          24b-2, promulgated under the Securities and Exchange Act of
          1934, as amended. Omitted information has been replaced with asterisks.)(10)
 10.27    Addendum dated June 24, 1999 to Lease Agreement for a Gamma
          Knife Unit dated as of May 28, 1999 between Froedtert
          Memorial Lutheran Hospital and GK Financing, LLC.(10)
 10.28    Amendment dated July 12, 1999 to Lease Agreement for a Gamma
          Knife Unit dated May 28, 1999 between Froedtert Memorial
          Lutheran Hospital and GK Financing, LLC.(10)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.29    Amendment dated August 24, 1999 to Lease Agreement for a
          Gamma Knife Unit dated May 28, 1999 between Froedtert
          Memorial Lutheran Hospital and GK Financing, LLC.(10)
 10.30    Lease Agreement for a Gamma Knife Unit dated as of December
          11, 1996 between The Community Hospital Group, Inc. dba JFK
          Medical Center and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed
          separately with the Securities and Exchange Commission in
          accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information
          has been replaced with asterisks.)
 21.      Subsidiaries of American Shared Hospital Services.

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

(10) These documents were filed as Exhibits 10.25, 10.26, 10.27, 10.28 and 10.29, respectively, to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1999, which is incorporated herein by this reference.

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

                                          AMERICAN SHARED HOSPITAL SERVICES
                                          (Registrant)

April 2, 2001                             By:      /s/ ERNEST A. BATES
                                            ------------------------------------
                                                      Ernest A. Bates
                                                 Chairman of the Board and
                                                  Chief Executive Officer

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

                     SIGNATURE                                       TITLE                     DATE
                     ---------                                       -----                     ----

                /s/ ERNEST A. BATES                     Chairman of the Board and Chief    April 2, 2001
---------------------------------------------------            Executive Officer
                  Ernest A. Bates

               /s/ WILLIE R. BARNES                          Director and Secretary        April 2, 2001
---------------------------------------------------
                 Willie R. Barnes

                /s/ JOHN F. RUFFLE                                  Director               April 2, 2001
---------------------------------------------------
                  John F. Ruffle

            /s/ STANLEY S. TROTMAN, JR.                             Director               April 2, 2001
---------------------------------------------------
              Stanley S. Trotman, Jr.

               /s/ CHARLES B. WILSON                                Director               April 2, 2001
---------------------------------------------------
                 Charles B. Wilson

                /s/ CRAIG K. TAGAWA                    Chief Operating Officer and Chief   April 2, 2001
---------------------------------------------------       Financial Officer (Principal
                  Craig K. Tagawa                             Accounting Officer)

                       CONSOLIDATED FINANCIAL STATEMENTS
                        AND INDEPENDENT AUDITOR'S REPORT

                       AMERICAN SHARED HOSPITAL SERVICES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                    CONTENTS

                                                              PAGE
                                                              ----
INDEPENDENT AUDITOR'S REPORT................................  F-2
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS..........  F-3
CONSOLIDATED FINANCIAL STATEMENTS
  BALANCE SHEETS............................................  F-4
  STATEMENTS OF INCOME......................................  F-5
  STATEMENT OF SHAREHOLDERS' EQUITY.........................  F-6
  STATEMENTS OF CASH FLOWS..................................  F-7
  NOTES TO FINANCIAL STATEMENTS.............................  F-8

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Shareholders
American Shared Hospital Services

     We have audited the accompanying consolidated balance sheets of American Shared Hospital Services as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Shared Hospital Services at December 31, 2000 and 1999, and the consolidated results of their operations and consolidated cash flows for the two years then ended in conformity with generally accepted accounting principles.

                                          /s/ MOSS ADAMS LLP

Stockton, California
January 12, 2001

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
American Shared Hospital Services

     We have audited the accompanying consolidated statements of income, shareholders' equity, and cash flows of American Shared Hospital Services for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and consolidated cash flows of American Shared Hospital Services for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ GRANT THORNTON LLP
                                          --------------------------------------
                                          GRANT THORNTON LLP

San Francisco, California
March 12, 1999

                       AMERICAN SHARED HOSPITAL SERVICES

                          CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,

                                     ASSETS

                                                                 2000           1999
                                                              -----------    -----------
CURRENT ASSETS
  Cash and cash equivalents.................................  $12,421,000    $12,903,000
  Restricted cash...........................................       50,000         50,000
  Trade accounts receivable.................................    2,155,000        982,000
  Other receivables.........................................       52,000        244,000
  Prepaid expenses and other current assets.................      573,000        516,000
                                                              -----------    -----------
          Total current assets..............................   15,251,000     14,695,000
PROPERTY AND EQUIPMENT
  Medical equipment and facilities..........................   29,942,000     23,560,000
  Office equipment..........................................      225,000        617,000
  Deposits and construction in progress.....................    1,819,000      3,276,000
                                                              -----------    -----------
                                                               31,986,000     27,453,000
  Accumulated depreciation and amortization.................   (7,237,000)    (5,397,000)
                                                              -----------    -----------
          Net property and equipment........................   24,749,000     22,056,000
OTHER ASSETS................................................      209,000        235,000
                                                              -----------    -----------
                                                              $40,209,000    $36,986,000
                                                              ===========    ===========

                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable..........................................  $    81,000    $   101,000
  Accrued interest..........................................      153,000        229,000
  Employee compensation and benefits........................      190,000         87,000
  Other accrued liabilities.................................      546,000        608,000
  Current portion of long-term debt.........................    4,126,000      2,545,000
                                                              -----------    -----------
          Total current liabilities.........................    5,096,000      3,570,000
LONG-TERM DEBT, less current portion........................   20,300,000     19,887,000
MINORITY INTEREST...........................................    1,155,000        890,000
SHAREHOLDERS' EQUITY
  Common stock, no par value; Authorized -- 10,000,000
     shares; Issued and outstanding shares -- 3,711,000 in
     2000 and 3,813,000 in 1999.............................    9,746,000     10,036,000
  Common stock options issued to officer....................    2,414,000      2,414,000
  Additional paid-in capital................................      814,000        817,000
  Retained earnings (accumulated deficit)...................      684,000       (628,000)
                                                              -----------    -----------
          Total shareholders' equity........................   13,658,000     12,639,000
                                                              -----------    -----------
                                                              $40,209,000    $36,986,000
                                                              ===========    ===========

        The accompanying notes are an integral part of these statements

                       AMERICAN SHARED HOSPITAL SERVICES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2000          1999          1998
                                                        ----------    ----------    -----------
REVENUES:
  Medical services....................................  $9,336,000    $7,156,000    $35,162,000
COSTS AND EXPENSES:
  Costs of operations:
     Medical services payroll.........................           -         3,000      7,087,000
     Maintenance and supplies.........................     187,000       143,000      5,184,000
     Depreciation.....................................   2,268,000     1,616,000      5,556,000
     Equipment rental.................................           -             -      4,064,000
     Other............................................     980,000       403,000      3,935,000
     Selling and administrative.......................   2,655,000     1,803,000      5,116,000
     Interest.........................................   2,118,000     1,309,000      3,186,000
                                                        ----------    ----------    -----------
          Total costs and expenses....................   8,208,000     5,277,000     34,128,000
                                                        ----------    ----------    -----------
                                                         1,128,000     1,879,000      1,034,000
  Gain (loss) on sale of assets, early termination of
     capital leases, and other........................      25,000        10,000         (2,000)
  Gain on sale of product line........................           -             -     20,478,000
  Interest and other income...........................     804,000       603,000        220,000
  Minority interest...................................    (645,000)     (501,000)      (166,000)
                                                        ----------    ----------    -----------
  Income before income taxes..........................   1,312,000     1,991,000     21,564,000
  Income tax benefit (expense)........................           -       716,000     (1,513,000)
                                                        ----------    ----------    -----------
  Net income..........................................  $1,312,000    $2,707,000    $20,051,000
                                                        ==========    ==========    ===========
Earnings per common share:
  Earnings per common share -- basic..................  $      .34    $      .68    $      4.23
                                                        ==========    ==========    ===========
  Earnings per common share -- assuming dilution......  $      .24    $      .48    $      3.15
                                                        ==========    ==========    ===========

        The accompanying notes are an integral part of these statements.

                       AMERICAN SHARED HOSPITAL SERVICES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      THREE YEARS ENDED DECEMBER 31, 2000

                                                               COMMON
                                                               STOCK                     RETAINED
                                                              OPTIONS     ADDITIONAL     EARNINGS
                                    COMMON       COMMON      ISSUED TO     PAID-IN     (ACCUMULATED
                                    SHARES        STOCK       OFFICER      CAPITAL       DEFICIT)        TOTAL
                                   ---------   -----------   ----------   ----------   ------------   -----------
Balances at January 1, 1998......  4,769,000   $11,089,000   $2,414,000   $ 930,000    $(23,386,000)  $(8,953,000)
  Repurchase of Common Stock.....   (225,000)       (2,000)          --          --              --        (2,000)
     Net income..................         --            --           --          --      20,051,000    20,051,000
                                   ---------   -----------   ----------   ---------    ------------   -----------
Balances at December 31, 1998....  4,544,000    11,087,000    2,414,000     930,000      (3,335,000)   11,096,000
  Options exercised..............      9,000        16,000           --          --              --        16,000
  Exercise of warrants...........     28,000        21,000           --          --              --        21,000
  Repurchase of common stock.....   (768,000)   (1,088,000)          --          --              --    (1,088,000)
  Repurchase of warrants.........         --            --           --    (113,000)             --      (113,000)
     Net income..................         --            --           --          --       2,707,000     2,707,000
                                   ---------   -----------   ----------   ---------    ------------   -----------
Balances at December 31, 1999....  3,813,000    10,036,000    2,414,000     817,000        (628,000)   12,639,000
  Options exercised..............     92,000       150,000           --          --              --       150,000
  Repurchase of common stock.....   (194,000)     (440,000)          --          --              --      (440,000)
  Repurchase of warrants.........         --            --           --      (3,000)             --        (3,000)
     Net income..................         --            --           --          --       1,312,000     1,312,000
                                   ---------   -----------   ----------   ---------    ------------   -----------
Balances at December 31, 2000....  3,711,000   $ 9,746,000   $2,414,000   $ 814,000    $    684,000   $13,658,000
                                   =========   ===========   ==========   =========    ============   ===========

        The accompanying notes are an integral part of these statements.

                       AMERICAN SHARED HOSPITAL SERVICES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------
                                                                 2000          1999           1998
                                                              -----------   -----------   ------------
OPERATING ACTIVITIES
  Net income................................................  $ 1,312,000   $ 2,707,000   $ 20,051,000
  Adjustments to reconcile net income to net cash from
    operating activities:
  Gain on sale of product line..............................           --            --    (20,478,000)
  (Gain) loss on sale of assets, early termination of
    capital leases and other non-cash transactions..........      (25,000)      (10,000)         2,000
  Depreciation and amortization.............................    2,357,000     1,621,000      6,095,000
  Deferred income tax benefit...............................           --            --       (164,000)
  Change in estimate of accrued exit costs..................           --      (375,000)            --
  Changes in operating assets and liabilities:
    Decrease (increase) in restricted cash..................           --     2,176,000     (1,575,000)
    (Increase) decrease in receivables......................     (981,000)      106,000       (154,000)
    (Increase) decrease in prepaid expenses and other
      assets................................................      (94,000)     (263,000)       187,000
    (Decrease) increase in accounts payable, accrued
      liabilities and income taxes payable..................      (54,000)   (2,375,000)     3,767,000
                                                              -----------   -----------   ------------
Net cash from operating activities..........................    2,515,000     3,587,000      7,731,000
INVESTING ACTIVITIES
Proceeds from sale of product line, net of selling costs....           --            --     12,240,000
Payment of accrued exit costs...............................           --      (609,000)            --
Proceeds from sale and disposition of equipment.............           --     1,210,000          4,000
Increase in minority interest...............................      265,000       159,000        143,000
Payment for purchase of property and equipment..............     (542,000)     (131,000)      (746,000)
                                                              -----------   -----------   ------------
Net cash from investing activities..........................     (277,000)      629,000     11,641,000
FINANCING ACTIVITIES
Principal payments on long-term debt and obligations under
  capital leases............................................   (2,427,000)   (1,513,000)    (8,291,000)
Proceeds from issuance of long-term debt....................           --       250,000        855,000
Proceeds from exercise of stock warrants and options........      150,000        37,000             --
Net payments on revolving line of credit....................           --            --       (837,000)
Repurchase of stock warrants................................       (3,000)     (113,000)            --
Repurchase of common stock..................................     (440,000)   (1,088,000)        (2,000)
                                                              -----------   -----------   ------------
Net cash from financing activities..........................   (2,720,000)   (2,427,000)    (8,275,000)
                                                              -----------   -----------   ------------
Net (decrease) increase in cash and cash equivalents........     (482,000)    1,789,000     11,097,000
Cash and cash equivalents at beginning of year..............   12,903,000    11,114,000         17,000
                                                              -----------   -----------   ------------
Cash and cash equivalents at end of year....................  $12,421,000   $12,903,000   $ 11,114,000
                                                              ===========   ===========   ============
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid...............................................  $ 2,194,000   $ 1,135,000   $  3,163,000
                                                              ===========   ===========   ============
Income taxes paid...........................................  $    14,000   $ 1,059,000   $     36,000
                                                              ===========   ===========   ============
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of equipment with lease/debt financing..........  $ 4,444,000   $13,311,000   $  6,952,000
Net liabilities, primarily trade accounts receivable and
  payable, property and equipment, capital lease
  obligations, and long-term debt, assumed by buyer in sale
  of product line...........................................  $        --   $        --   $  9,808,000

        The accompanying notes are an integral part of these statements.

                       AMERICAN SHARED HOSPITAL SERVICES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

NOTE A -- BUSINESS AND BASIS OF PRESENTATION

  1. Business

     American Shared Hospital Services (the "Company") provides Gamma Knife units to nine medical centers in California, Texas, Connecticut, Ohio, Massachusetts, Arkansas, Wisconsin and New Jersey. The Company provided shared diagnostic imaging services to health care providers located in various geographic regions of the United States through November of 1998. The diagnostic imaging services provided by the Company were Magnetic Resonance Imaging, Computed Axial Tomography Scanning, Ultrasound, Nuclear Medicine, and Cardiac Catheterization Laboratory services. On November 13, 1998, the diagnostic imaging services product line was sold to a third party.

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

     In April, 2000, MedLeader.com, Inc., was incorporated. This wholly-owned subsidiary of the Company will provide continuing medical education online and through videos for doctors, nurses and other healthcare workers.

     The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, CuraCare, Inc. ("CuraCare"), MMRI, Inc., European Shared Medical Services Ltd., OR21, Inc., MedLeader.com, Inc., ACHES and its wholly-owned subsidiary, AIS, and ASRS and its majority-owned subsidiary, GK Financing, LLC. The stock of CuraCare was sold on November 13, 1998 in conjunction with the sale of the diagnostic imaging services product line. On April 28, 2000, European Shared Medical Services, Ltd. was dissolved.

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

                       AMERICAN SHARED HOSPITAL SERVICES

                        DECEMBER 31, 2000, 1999 AND 1998

  2. Cash and Cash Equivalents

     The Company considers all liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Restricted cash is not considered a cash equivalent for purposes of the consolidated statements of cash flows.

  3. Restricted Cash

     Restricted cash represents the minimum cash that, by agreement, must be maintained in GK Financing LLC (GKF) to fund operations.

  4. Accounts Receivable

     Substantially all of the Company's revenue is provided by nine customers. These customers constitute accounts receivable at December 31, 2000. The Company performs credit evaluations of its customers and generally does not require collateral. At December 31, 2000, the Company did not maintain an allowance for doubtful accounts because management believes that accounts receivable are fully collectible.

  5. Accounting for Majority-Owned Subsidiary

     The Company accounts for GKF as a consolidated entity due to its 81% majority-equity interest.

  6. Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the assets which for medical and office equipment is generally 3 - 15 years. The Company capitalized interest of $168,000 and $79,000 in 2000 and 1999, respectively, as costs of medical equipment.

  7. Operating Leases

     The Company leases Gamma Knife equipment to its customers under arrangements accounted for as operating leases. Revenue is provided for and recognized on a fee-for-service or contingent rental basis when the service is delivered. The lease agreements are generally over ten to fifteen year terms. At December 31, 2000, the Company held equipment under operating lease contracts with customers with an original cost of $29,246,000 and accumulated depreciation of $7,007,000.

  8. Income Taxes

     The liability method is used to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

  9. Earnings Per Share

     Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the year. Diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of

                       AMERICAN SHARED HOSPITAL SERVICES

                        DECEMBER 31, 2000, 1999 AND 1998

options or warrants. The following table illustrates the computations of basic and diluted earnings per share for the years ended December 31, 2000, 1999 and 1998.

                                                           2000          1999          1998
                                                        ----------    ----------    -----------
Numerator for basic and diluted earnings per share....  $1,312,000    $2,707,000    $20,051,000
Denominator:
  Denominator for basic earnings per
     share -- weighted-average shares.................   3,810,000     3,967,000      4,735,000
  Effect of dilutive securities
     Employee stock options/warrants..................   1,593,000     1,679,000      1,631,000
                                                        ----------    ----------    -----------
  Denominator for diluted earnings per
     share -- adjusted weighted-average shares........   5,403,000     5,646,000      6,366,000
                                                        ==========    ==========    ===========
Earning per share -- basic............................  $      .34    $      .68    $      4.23
                                                        ==========    ==========    ===========
Earning per share -- assuming dilution................  $      .24    $      .48    $      3.15
                                                        ==========    ==========    ===========

     Options to purchase 52,667 and 15,000 shares of common stock at $3.00 and $3.06 per share, respectively, were outstanding during 2000. They were not included in the computation of earnings per share assuming dilution because the exercise price of the options were greater than the average market price of the common shares.

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

  11. Fair Value of Financial Instruments

     The carrying amounts of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and other accrued liabilities approximated their fair value as of December 31, 2000 and 1999, because of the relatively short maturity of these instruments. The carrying amounts of the Company's various debt obligations approximated fair value as of December 31, 2000 and 1999, based upon interest rates that are currently available for the Company for issuance of instruments with similar terms and remaining maturities.

  12. Recent Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101). SAB 101, as amended, summarizes certain aspects of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The company was required to adopt SAB 101 in the fourth quarter of 2000. The adoption of SAB 101 did not have a material effect on the Company's operations or financial position.

     In September 1999, the FASB issued Emerging Issues Task Force Topic No. D-83, "Accounting for Payroll Taxes Associated with Stock Option Exercises" (EITF D-83). EITF D-83 requires that payroll taxes

                       AMERICAN SHARED HOSPITAL SERVICES

                        DECEMBER 31, 2000, 1999 AND 1998

paid on the difference between the exercise price and the fair value of acquired stock in association with an employee's exercise of stock options be recorded as operating expenses. The Company was required to adopt EITF D-83 in the fourth quarter of 1999. There was no material effect on the Company's operations or financial position as a result of adoption.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Management does not expect adoption of SFAS No. 133 to have a material effect on the Company's operations or financial position. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

NOTE C -- LONG-TERM DEBT

     Long-term debt consists primarily of 9 notes with a financing company, related to Gamma Knife construction and installation, totaling $23,075,000. These notes accrue interest at fixed annual rates between 10.5% and 10.7%, are payable in 84 monthly installments, mature between September, 2004, and December, 2007, and are collateralized by the respective Gamma Knives. Additionally, the Company has $1,351,000 in borrowings outstanding for deposits for two Gamma Knives under construction at December 31, 2000 (Note H). These borrowings accrue interest at prime plus 2% (11% at December 31, 2000), are payable when the Gamma Knife units commence operation, and are collateralized by the equipment. The following are contractual maturities of long-term debt by year at December 31, 2000:

                  YEAR ENDING DECEMBER 31,
                  ------------------------
2001........................................................  $ 4,126,000
2002........................................................    5,019,000
2003........................................................    4,068,000
2004........................................................    4,437,000
2005........................................................    3,753,000
Thereafter..................................................    3,023,000
                                                              -----------
                                                              $24,426,000
                                                              ===========

                       AMERICAN SHARED HOSPITAL SERVICES

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE D -- INCOME TAXES

     Significant components of the Company's deferred tax liabilities and assets as of December 31, 2000 and 1999 are as follows:

                                                                 2000           1999
                                                              -----------    -----------
Deferred tax liabilities:
  Fixed assets..............................................  $(3,141,000)   $(2,389,000)
                                                              -----------    -----------
Total deferred tax liabilities..............................   (3,141,000)    (2,389,000)
Deferred tax assets:
  Net operating loss carryforwards..........................    2,976,000      2,941,000
  State income taxes........................................        4,000             --
  Accrued reserves..........................................       41,000          5,000
  Other -- net..............................................      253,000        300,000
                                                              -----------    -----------
Total deferred tax assets...................................    3,274,000      3,246,000
Valuation allowance for deferred tax assets.................     (133,000)      (857,000)
                                                              -----------    -----------
Net deferred tax assets.....................................    3,141,000      2,389,000
                                                              -----------    -----------
Net deferred tax liabilities................................  $        --    $        --
                                                              ===========    ===========

     The components of the provision (benefit) for income taxes consist of the following:

                                                            2000         1999          1998
                                                          ---------    ---------    ----------
Current:
  Federal...............................................  $      --    $      --    $  360,000
  State.................................................         --     (716,000)    1,317,000
                                                          ---------    ---------    ----------
Deferred:
  Federal...............................................         --           --            --
  State.................................................         --           --      (164,000)
                                                          ---------    ---------    ----------
                                                          $      --    $(716,000)   $1,513,000
                                                          =========    =========    ==========

     The provision (benefit) for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (34% in 2000, 1999 and 1998) to income before taxes as follows:

                                                         2000          1999           1998
                                                       ---------    -----------    -----------
Computed expected tax................................  $ 450,000    $   677,000    $ 7,500,000
Change in valuation allowance........................   (724,000)        62,000     (7,205,000)
State income taxes, net of federal benefit...........     77,000        116,000      1,400,000
Change in carryovers and tax attributes..............    197,000     (1,571,000)            --
Other................................................         --             --       (182,000)
                                                       ---------    -----------    -----------
                                                       $      --    $  (716,000)   $ 1,513,000
                                                       =========    ===========    ===========

     At December 31, 2000, the Company had a net operating loss carryforward for federal income tax return purposes of approximately $8,411,000 which expires between 2002 and 2020. A substantial part of this carryforward is subject to separate return limitations. The Company's ability to utilize its net operating loss carryforwards and other deferred tax assets may be limited in the event of a 50% or more ownership change within any three-year period.

     The Company recorded no income tax expense or benefit in 2000 because a valuation allowance was provided for its entire deferred tax asset in excess of its deferred tax liability.

                       AMERICAN SHARED HOSPITAL SERVICES

                        DECEMBER 31, 2000, 1999 AND 1998

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

     Changes in options outstanding under the 1984 and 1995 Stock Option Plans from January 1, 1998 to December 31, 2000 are as follows:

                                                                        WEIGHTED
                                                         NUMBER         AVERAGE
                                                       OF OPTIONS    EXERCISE PRICE
                                                       ----------    --------------
Balance at January 1, 1998...........................   429,000          $1.627
  Forfeited..........................................   (40,000)          1.625
                                                        -------
Balance at December 31, 1998.........................   389,000           1.628
  Granted............................................    53,000           3.000
  Exercised..........................................    (9,000)          1.660
  Forfeited..........................................   (58,000)          1.625
                                                        -------
Balance at December 31, 1999.........................   375,000           1.820
  Granted............................................    15,000           3.063
  Exercised..........................................   (92,000)          1.625
                                                        -------
Balance at December 31, 2000.........................   298,000          $1.943
                                                        =======

     At December 31, 2000, 28,000 options were available for grant under the 1995 Plan.

                       AMERICAN SHARED HOSPITAL SERVICES

                        DECEMBER 31, 2000, 1999 AND 1998

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

     The following table summarizes information about all options outstanding at December 31, 2000:

                           OPTIONS OUTSTANDING
                  -------------------------------------    OPTIONS EXERCISABLE
                                  WEIGHTED                ----------------------
                                  AVERAGE      WEIGHTED                 WEIGHTED
                                 REMAINING     AVERAGE                  AVERAGE
   RANGE OF         NUMBER      CONTRACTUAL    EXERCISE     NUMBER      EXERCISE
EXERCISE PRICES   OUTSTANDING   LIFE (YEARS)    PRICE     EXERCISABLE    PRICE
---------------   -----------   ------------   --------   -----------   --------
$0.01..........    1,495,000        4.83        $ 0.01     1,495,000     $ 0.01
 1.625 - 3.063       298,000        5.23         1.943       286,000      1.893
--------------     ---------        ----        ------     ---------     ------
$  .01 - 3.063     1,793,000        4.90        $ .331     1,781,000     $ .312
                   =========        ====        ======     =========     ======

     At December 31, 2000 and 1999, 1,781,000 and 1,856,000 options, respectively, were vested and exercisable.

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

                                                         2000    1999    1998
                                                         ----    ----    ----
Expected life (years)..................................   9.5     9.5     9.5
Expected volatility....................................  74.0%   82.0%   93.8%
Risk-free interest rate................................   6.4%    5.9%    6.3%

     No options were granted during 1998. The weighted-average fair values of options granted during 2000 and 1999 were $2.49 and $2.54, respectively. For pro forma purposes, the estimated fair value of the

                       AMERICAN SHARED HOSPITAL SERVICES

                        DECEMBER 31, 2000, 1999 AND 1998

Company's options is amortized over the options' vesting period. The Company's pro forma information follows:

                                                   2000          1999          1998
                                                ----------    ----------    -----------
Net income
  As reported.................................  $1,312,000    $2,707,000    $20,051,000
  Pro forma...................................   1,272,000     2,595,000     20,040,000
Earnings per share -- basic
  As reported.................................         .34           .68           4.23
  Pro forma...................................         .33           .65           4.23
Earnings per share -- assuming dilution
  As reported.................................         .24           .48           3.15
  Pro forma...................................         .24           .46           3.15

  Repurchase of Common Stock and Common Stock Warrants

     On March 8, 1999, the Board of Directors authorized the repurchase of 572,000 shares from two shareholders who were previous bondholders of the Company. These shares were originally issued in conjunction with a debt restructuring. On March 22, 1999, the Board of Directors approved a resolution authorizing the Company to repurchase up to 500,000 shares of its own stock on the open market. Correspondingly, the Company repurchased 194,000 and 196,000 shares of its own stock on the open market during the years ending December 31, 2000 and 1999, respectively. As the Company's stock has no par value, the entire repurchase price of the stock is recorded as a reduction to common stock.

     In previous years, the Company had issued 314,000 common stock warrants with an exercise price of $.75 per share in conjunction with the restructuring of certain debt and lease obligations of the Company. During 2000 and 1999, the Company repurchased all of the common stock warrants. The original issue of the warrants was recorded as an addition to additional paid-in capital and the repurchase has correspondingly been recorded as a decrease to additional paid-in capital.

NOTE F -- RETIREMENT PLAN

     The Company has a defined contribution retirement plan for which substantially all full-time employees are eligible. The plan does not currently provide for a Company matching distribution.

NOTE G -- OPERATING LEASES

     The Company leases office space and equipment under operating leases expiring at various dates through 2005.

     Future minimum payments under noncancelable operating leases having initial terms of more than one year consisted of the following at December 31, 2000:

YEAR ENDING DECEMBER 31,
     2001.........................................  $167,000
     2002.........................................   123,000
     2003.........................................    16,000
     2004.........................................     8,000
     2005.........................................     7,000
                                                    --------
                                                    $321,000
                                                    ========

                       AMERICAN SHARED HOSPITAL SERVICES

                        DECEMBER 31, 2000, 1999 AND 1998

     Payments for repair and maintenance agreements are included in the future minimum operating lease payments shown above.

     Rent expense was $188,000, $117,000, and $4,696,000 for the years ended December 31, 2000, 1999 and 1998, respectively, and includes the above operating leases as well as month-to-month rental and certain executory costs.

NOTE H -- COMMITMENTS AND CONTINGENCIES

     Under the terms of three Gamma Knife quotation agreements, the Company is committed to purchase Gamma Knife equipment for $5,720,000 when the equipment is placed in service at each customer location. At December 31, 2000, the Company had $1,726,000 in deposits related to these purchase commitments which are classified as construction in progress.

NOTE I -- REPORTABLE SEGMENTS

     The Company has one reportable segment: The Gamma Knife segment engages in the business of leasing equipment to healthcare providers that treats certain vascular malformations and intracranial tumors without surgery. Prior to November, 1998, the Company also had a Diagnostic Imaging Services segment which used medical diagnostic imaging systems to facilitate treatment and the diagnosis of diseases and disorders.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. Applicable general and administrative expenses were allocated to segments based on relative percentage of revenues. Certain corporate expenses were not allocated to the segments.

     The Company did not have significant intersegment sales transactions. The segments shared common expenses and provided management activities to one another for which they charged management fees. These management fees were not significant.

     The Company's reportable segments were strategic business units that offered different products and services. They were managed separately because each business required different technology and marketing strategies.

REPORTABLE SEGMENT INFORMATION

                                                                       GAMMA KNIFE
                                                                       (THOUSANDS)
                                                              -----------------------------
                                                               2000       1999       1998
                                                              -------    -------    -------
Revenues....................................................  $ 9,336    $ 7,151    $ 4,156
Interest expense............................................    2,116      1,305        773
Depreciation and amortization...............................    2,276      2,135      1,042
Segment profit..............................................    3,394      2,637      1,115
Segment assets..............................................   31,192     28,920     15,125
Other significant noncash items:
  Acquisition of equipment with lease/debt financing........    4,444     13,311      6,132

                       AMERICAN SHARED HOSPITAL SERVICES

                        DECEMBER 31, 2000, 1999 AND 1998

                                                               DIAGNOSTIC IMAGING SERVICES
                                                                       (THOUSANDS)
                                                              -----------------------------
                                                               2000       1999       1998
                                                              -------    -------    -------
Revenues....................................................  $    --    $    --    $30,993
Interest expense............................................       --         --      1,770
Depreciation and amortization...............................       --         --      4,514
Segment profit..............................................       --         --        156
Segment assets..............................................       --         --         --
Other significant noncash items:
  Acquisition of equipment with lease/debt financing........       --         --        820
  Capitalized lease restructuring...........................       --         --         --
  Accounts payable converted to notes payable...............       --         --         --

RECONCILIATION TO CONSOLIDATED AMOUNTS

                                                               2000       1999       1998
                                                              -------    -------    -------
                                                                       (THOUSANDS)
REVENUES
Total revenues for reportable segments......................  $ 9,336    $ 7,151    $35,149
Other revenues..............................................       --          5         13
                                                              -------    -------    -------
  Total consolidated revenues...............................  $ 9,336    $ 7,156    $35,162

PROFIT OR LOSS
Total profit for reportable segments........................  $ 3,394    $ 2,637    $ 1,271
Gain on sale of product line................................       --         --     20,478
Other.......................................................   (2,082)      (646)      (185)
                                                              -------    -------    -------
Income before income taxes..................................  $ 1,312    $ 1,991    $21,564

ASSETS
Total assets for reportable segments........................  $31,192    $28,920    $15,025
Other assets................................................    9,017      8,066     12,042
Elimination of receivables from corporate headquarters......       --         --       (148)
                                                              -------    -------    -------
  Consolidated total........................................  $40,209    $36,986    $26,919

OTHER SIGNIFICANT ITEMS

                                                            SEGMENT                   CONSOLIDATED
                                                            TOTALS     ADJUSTMENTS       TOTALS
                                                            -------    -----------    ------------
                                                                             2000
                                                            --------------------------------------
                                                                         (THOUSANDS)
Interest expense..........................................  $2,116        $   2          $2,118
Expenditures for assets...................................     479           63             542
Depreciation and amortization.............................   2,276           (8)          2,268

                                                                             1999
                                                            --------------------------------------
                                                                         (THOUSANDS)
Interest expense..........................................  $1,305        $   4          $1,309
Expenditures for assets...................................      --          131             131
Depreciation and amortization.............................   2,135         (514)          1,621

                       AMERICAN SHARED HOSPITAL SERVICES

                        DECEMBER 31, 2000, 1999 AND 1998

                                                                             1998
                                                            --------------------------------------
                                                                         (THOUSANDS)
Interest expense..........................................  $2,543        $ 643          $3,186
Expenditures for assets...................................      50            5              55
Depreciation and amortization.............................   5,556           --           5,556

     Adjustments to reconcile reportable segment totals to consolidated totals include unallocated amounts and amounts from non-reportable segments.

MAJOR CUSTOMERS

     Revenues from the Company's Gamma Knife segment were provided by nine customers in 2000, nine customers in 1999, and five customers in 1998.

     In 2000, revenues from four customers of $2,192,000, $1,454,000, $1,254,000, and $1,114,000, respectively, exceeded 10% of the Company's total revenue. In 1999, revenues from four customers of $1,590,000, $1,543,000, $1,437,000, and $884,000, respectively, exceeded 10% of the Company's total revenue. In 1998, no individual customers accounted for 10% of the Company's total revenue.

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

     The revenue and net operating income or losses from the disposed diagnostic imaging services line for fiscal year ended 1998 is presented at Note I.

                               INDEX TO EXHIBITS

EXHIBIT                                                                 SEQUENTIAL
NUMBER                            DESCRIPTION                           PAGE NUMBER
-------                           -----------                           -----------
 2.1      Securities Purchase Agreement, dated as of March 12, 1998, by and among Alliance Imaging, Inc.; Embarcadero Holding
          Corp. I; Embarcadero Holding Corp. II; American Shared
          Hospital Services; and MMRI, Inc.(1)........................       *
 3.1      Articles of Incorporation of the Company, as amended.(2)....       *
 3.2      By-laws of the Company, as amended.(3)......................       *
 4.6      Form of Common Stock Purchase Warrant of American Shared
          Hospital Services.(3).......................................       *
 4.8      Registration Rights Agreement, dated as of May 17, 1995, by and among American Shared Hospital Services, the Holders
          referred to in the Note Purchase Agreement, dated as of May
          12, 1995 and General Electric Company, acting through GE
          Medical Systems.(3).........................................       *
10.1      The Company's 1984 Stock Option Plan, as amended.(4)........       *
10.2      The Company's 1995 Stock Option Plan, as amended.(5)........       *
10.3      Form of Indemnification Agreement between American Shared
          Hospital Services and members of its Board of
          Directors.(4)...............................................       *
10.4      Ernest A. Bates Stock Option Agreement dated as of August
          15, 1995.(6)................................................       *
10.5      Operating Agreement for GK Financing, LLC, dated as of
          October 17, 1995.(3)........................................       *
10.6      Amendments dated as of October 26, 1995 and as of December
          20, 1995 to the GK Financing, LLC Operating Agreement, dated
          as of October 17, 1995.(7)..................................       *
10.7      Amendment dated as of October 16, 1996 to the GK Financing,
          LLC Operating Agreement, dated as of October 17, 1995.(1)...       *
10.8      Amendment dated as of March 31, 1998 ("Fourth Amendment") to the GK Financing, LLC Operating Agreement dated as of
          October 17, 1995.(8)........................................       *
10.9      Amendment dated as of March 31, 1998 ("Fifth Amendment") to the GK Financing, LLC Operating Agreement dated as of
          October 17, 1995.(8)........................................       *
10.10     Amendment dated as of June 5, 1998 to the GK Financing, LLC
          Operating Agreement dated as of October 17, 1995.(8)........       *
10.11a    Assignment and Assumption Agreement, dated as of December
          31, 1995, between American Shared Radiosurgery Services
          (assignor) and GK Financing, LLC (assignee).(8)                    *
10.11b    Assignment and Assumption Agreement, dated as of November 1,
          1995, between American Shared Hospital Services (assignor)
          and American Shared Radiosurgery Services (assignee).(4)....       *
10.11c    Amendment Number One dated as of August 1, 1995 to the Lease
          Agreement for a Gamma Knife Unit between The Regents of the
          University of California and American Shared Hospital
          Services. (Confidential material appearing in this document has been omitted and filed separately with the Securities
          and Exchange Commission in accordance with Rule 24b-2,
          promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with
          asterisks.)(8)..............................................       *

EXHIBIT                                                                 SEQUENTIAL
NUMBER                            DESCRIPTION                           PAGE NUMBER
-------                           -----------                           -----------
10.11d    Lease Agreement dated as of July 3, 1990 for a Gamma Knife
          Unit between American Shared Hospital Services and The
          Regents of the University of California. (Confidential
          material appearing in this document has been omitted and
          filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the
          Securities and Exchange Act of 1934, as amended. Omitted
          information has been replaced with asterisks.)(8)...........       *
10.12     Amendment Number Two dated as of February 6, 1998 to the
          Lease Agreement for a Gamma Knife Unit between UCSF-Stanford
          Health Care and GK Financing, LLC. (Confidential material
          appearing in this document has been omitted and filed
          separately with the Securities and Exchange Commission in
          accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information
          has been replaced with asterisks.)(8).......................       *
10.13     Assignment and Assumption Agreement, dated as of February 3,
          1996, between American Shared Radiosurgery Services
          (assignor) and GK Financing, LLC (assignee).(4).............       *
10.14     Lease Agreement for a Gamma Knife Unit dated as of April 6,
          1994, between Ernest A. Bates, M.D. and NME Hospitals, Inc.
          dba USC University Hospital. (Confidential material
          appearing in this document has been omitted and filed
          separately with the Securities and Exchange Commission in
          accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information
          has been replaced with asterisks.)(8).......................       *
10.15     Assignment and Assumption Agreement dated as of February 1,
          1996 between Ernest A. Bates, M.D. and GK Financing, LLC
          with respect to the Lease Agreement for a Gamma Knife dated as of April 6, 1994 between Ernest A. Bates, M.D. and NME
          Hospitals, Inc. dba USC University Hospital.(8).............       *
10.16     Lease Agreement for a Gamma Knife Unit dated as of October
          31, 1996 between Hoag Memorial Hospital Presbyterian and GK
          Financing, LLC. (Confidential material appearing in this
          document has been omitted and filed separately with the
          Securities and Exchange Commission in accordance with Rule
          24b-2, promulgated under the Securities and Exchange Act of
          1934, as amended. Omitted information has been replaced with
          asterisks.)(8)                                                     *
10.17     Addendum to Lease Agreement for a Gamma Knife Unit dated as of December 1, 1998 between Hoag Memorial Hospital
          Presbyterian and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed
          separately with the Securities and Exchange Commission in
          accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information
          has been replaced with asterisks.)(8).......................       *
10.18     Lease Agreement for a Gamma Knife Unit dated as of October
          29, 1996 between Methodist Healthcare Systems of San
          Antonio, Ltd., dba Southwest Texas Methodist Hospital and GK
          Financing, LLC. (Confidential material appearing in this
          document has been omitted and filed separately with the
          Securities and Exchange Commission in accordance with Rule
          24b-2, promulgated under the Securities and Exchange Act of
          1934, as amended. Omitted information has been replaced with
          asterisks.)(8)..............................................       *

EXHIBIT                                                                 SEQUENTIAL
NUMBER                            DESCRIPTION                           PAGE NUMBER
-------                           -----------                           -----------
10.19     Lease Agreement for a Gamma Knife Unit dated as of April 10,
          1997 between Yale-New Haven Ambulatory Services Corporation and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the
          Securities and Exchange Commission in accordance with Rule
          24b-2, promulgated under the Securities and Exchange Act of
          1934, as amended. Omitted information has been replaced with
          asterisks.)(8)..............................................       *
10.20     Lease Agreement for a Gamma Knife Unit dated as of June 1,
          1998 between GK Financing, LLC and Kettering Medical Center.
          (Confidential material appearing in this document has been omitted and filed separately with the Securities and
          Exchange Commission in accordance with Rule 24b-2,
          promulgated under the securities and Exchange Act of 1934, as amended. Omitted information has been replaced with
          asterisks.)(9)..............................................       *
10.21     Addendum to Contract with GKF and KMC/WKNI, dated June 1,
          1998 between GK Financing, LLC and Kettering Medical Center.
          (Confidential material appearing in this document has been omitted and filed separately with the Securities and
          Exchange Commission in accordance with Rule 24b-2,
          promulgated under the securities and Exchange Act of 1934, as amended. Omitted information has been replaced with
          asterisks.)(9)..............................................       *
10.22     Lease Agreement for a Gamma Knife Unit dated as of October
          5, 1998 between GK Financing, LLC and New England Medical
          Center Hospitals, Inc. (Confidential material appearing in this document has been omitted and filed separately with the
          Securities and Exchange Commission in accordance with Rule
          24b-2, promulgated under the securities and Exchange Act of
          1934, as amended. Omitted information has been replaced with
          asterisks.)(9)..............................................       *
10.23     Equipment Lease Agreement dated as of October 29, 1998
          between GK Financing, LLC and the Board of Trustees of the
          University of Arkansas on behalf of The University of
          Arkansas for Medical Sciences. (Confidential material
          appearing in this document has been omitted and filed
          separately with the Securities and Exchange Commission in
          accordance with Rule 24b-2, promulgated under the securities and Exchange Act of 1934, as amended. Omitted information
          has been replaced with asterisks.)(9).......................       *
10.24     First Amendment to Lease Agreement for a Gamma Knife Unit
          effective as of August 2, 1999 between GK Financing, LLC and
          Tenet HealthSystems Hospitals, Inc. (formerly known as NME
          Hospitals, Inc.) dba USC University Hospital. (Confidential
          material appearing in this document has been omitted and
          filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the
          securities and Exchange Act of 1934, as amended. Omitted
          information has been replaced with asterisks.)(9)...........       *
10.25     Addendum Two, dated as of October 1, 1999, to Lease
          Agreement for a Gamma Knife Unit dated as of October 31,
          1996 between Hoag Memorial Hospital Presbyterian and GK
          Financing, LLC. (Confidential material appearing in this
          document has been omitted and filed separately with the
          Securities and Exchange Commission in accordance with Rule
          24b-2, promulgated under the securities and Exchange Act of
          1934, as amended. Omitted information has been replaced with
          asterisks.)(10).............................................       *

EXHIBIT                                                                 SEQUENTIAL
NUMBER                            DESCRIPTION                           PAGE NUMBER
-------                           -----------                           -----------
10.26     Lease Agreement for a Gamma Knife Unit dated as of May 28,
          1999 between Froedtert Memorial Lutheran Hospital and GK
          Financing, LLC. (Confidential material appearing in this
          document has been omitted and filed separately with the
          Securities and Exchange Commission in accordance with Rule
          24b-2, promulgated under the securities and Exchange Act of
          1934, as amended. Omitted information has been replaced with
          asterisks.)(10).............................................       *
10.27     Addendum dated June 24, 1999 to Lease Agreement for a Gamma
          Knife Unit dated as of May 28, 1999 between Froedtert
          Memorial Lutheran Hospital and GK Financing, LLC.(10).......       *
10.28     Addendum dated July 12, 1999 to Lease Agreement for a Gamma
          Knife Unit dated as of May 28, 1999 between Froedtert
          Memorial Lutheran Hospital and GK Financing, LLC. (10)......       *
10.29     Addendum dated August 24, 1999 to Lease Agreement for a
          Gamma Knife Unit dated as of May 28, 1999 between Froedtert
          Memorial Lutheran Hospital and GK Financing, LLC.(10).......       *
10.30     Lease Agreement for a Gamma Knife Unit dated as of December
          11, 1996 between The Community Hospital Group, Inc. dba JFK
          Medical Center and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed
          separately with the Securities and Exchange Commission in
          accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information
          has been replaced with asterisks.)
21.       Subsidiaries of American Shared Hospital Services.                --

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

(10) These documents were filed as Exhibits 10.25, 10.26, 10.27, 10.28 and 10.29, respectively, to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1999, which is incorporated herein by this reference.