Form 10-Q
period 2001-03-31
AMERICAN SHARED HOSPITAL SERVICES
filed 2001-05-15
CIK 744825

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                    FORM 10-Q

(MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001 OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM _______________ TO _______________.

                          COMMISSION FILE NUMBER 1-8789

                            ------------------------

                        AMERICAN SHARED HOSPITAL SERVICES
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                          94-2918118
        (STATE OR OTHER JURISDICTION OF              (IRS EMPLOYER
        INCORPORATION OR ORGANIZATION)            IDENTIFICATION NO.)

TWO EMBARCADERO CENTER, SUITE 2370, SAN FRANCISCO, CALIFORNIA        94111
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (415) 788-5300

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 4, 2001, there are outstanding 3,607,225 shares of the Registrant's common stock.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        AMERICAN SHARED HOSPITAL SERVICES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                         (unaudited)           (audited)
ASSETS                                                  Mar. 31, 2001        Dec. 31, 2000
                                                        -------------        -------------
Current assets:
     Cash and cash equivalents                           $ 12,214,000         $ 12,421,000
     Restricted cash                                           50,000               50,000
     Accounts receivable, net of allowance for
          doubtful accounts of $50,000 in 2001
          and $0 in 2000                                    2,083,000            2,207,000
     Prepaid expenses and other assets                        541,000              573,000
                                                         ------------         ------------

TOTAL CURRENT ASSETS                                       14,888,000           15,251,000


Property and equipment:

     Medical equipment and facilities                      29,948,000           29,942,000
     Office equipment                                         226,000              225,000
     Deposits and construction in progress                  3,232,000            1,819,000
                                                         ------------         ------------
                                                           33,406,000           31,986,000
     Accumulated depreciation and
          amortization                                     (7,890,000)          (7,237,000)
                                                         ------------         ------------
Net property & equipment                                   25,516,000           24,749,000

Other assets                                                  200,000              209,000
                                                         ------------         ------------


TOTAL ASSETS                                             $ 40,604,000         $ 40,209,000
                                                         ============         ============


LIABILITIES AND                                          (unaudited)           (audited)
SHAREHOLDERS' EQUITY                                    Mar. 31, 2001        Dec. 31, 2000
                                                        -------------        -------------
Current liabilities:
     Accounts payable                                    $    141,000         $     81,000
     Accrued interest                                         147,000              153,000
     Employee compensation and benefits                        66,000              190,000
     Other accrued liabilities                                581,000              546,000

     Current portion of long-term debt                      4,177,000            4,126,000
                                                         ------------         ------------

TOTAL CURRENT LIABILITIES                                   5,112,000            5,096,000


Long-term debt, less current portion                       20,944,000           20,300,000
Minority interest                                           1,084,000            1,155,000

Shareholders' equity:
     Common stock, without par value:

          authorized shares - 10,000,000; issued
          & outstanding shares, 3,607,000 in 2001
          and 3,810,000 in 2000                             9,496,000            9,746,000

     Common stock options issued to officer                 2,414,000            2,414,000
     Additional paid-in capital                               814,000              814,000
     Retained earnings                                        740,000              684,000
                                                         ------------         ------------

TOTAL SHAREHOLDERS' EQUITY                                 13,464,000           13,658,000
                                                         ------------         ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 40,604,000         $ 40,209,000
                                                         ============         ============


                             See accompanying notes

                        AMERICAN SHARED HOSPITAL SERVICES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                   Three Months ended March 31,
                                                 -------------------------------
                                                    2001                 2000
                                                 -----------         -----------
REVENUES:

     Medical services                            $ 2,860,000         $ 2,098,000

COSTS AND EXPENSES:
     Costs of operations:

          Maintenance and supplies                    80,000              30,000

          Depreciation and amortization              644,000             514,000

          Other                                      295,000             170,000
                                                 -----------         -----------
                                                   1,019,000             714,000

     Selling and administrative                      809,000             548,000

     Interest                                        586,000             501,000
                                                 -----------         -----------

Total costs and expenses                           2,414,000           1,763,000
                                                 -----------         -----------

                                                     446,000             335,000


Interest and other income                            166,000             204,000

Minority interest                                   (195,000)           (148,000)
                                                 -----------         -----------

Income before income taxes                           417,000             391,000

Income tax expense                                         0                   0
                                                 -----------         -----------

Net income                                       $   417,000         $   391,000
                                                 ===========         ===========

Net income per share:

     Earnings per common share - basic           $      0.12         $      0.10
                                                 ===========         ===========

     Earnings per common share - assuming
          dilution                               $      0.08         $      0.07
                                                 ===========         ===========

                             See accompanying notes

                        AMERICAN SHARED HOSPITAL SERVICES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                    Three Months ended March 31,
                                                                                 ---------------------------------
                                                                                      2001                2000
                                                                                 ------------         ------------
OPERATING ACTIVITIES:

Net income                                                                       $    417,000         $    391,000

Adjustments to reconcile net cash provided by operating activities:

     Depreciation and amortization                                                    662,000              527,000

     Changes in operating assets and liabilities:

          Decrease (increase) in accounts receivable                                  124,000             (642,000)

          Decrease (increase) in prepaid expenses and other assets                     32,000               (5,000)

          (Decrease) increase in accounts payable and accrued liabilities             (35,000)             122,000
                                                                                 ------------         ------------

Net cash from operating activities                                                  1,200,000              393,000

INVESTING ACTIVITIES:

     Purchase of property and equipment (net of financing)                            (70,000)            (118,000)

     (Decrease) increase in minority interest                                         (71,000)             148,000
                                                                                 ------------         ------------

     Net cash from investing activities                                              (141,000)              30,000

FINANCING ACTIVITIES:

     Payment of dividends                                                            (361,000)                   0

     Payment received for exercise of options                                          15,000                    0

     Payment for repurchase of stock                                                 (265,000)             (13,000)

     Principal payments on long-term debt and capitalized leases                     (655,000)            (615,000)
                                                                                 ------------         ------------

     Net cash from financing activities                                            (1,266,000)            (628,000)
                                                                                 ------------         ------------

     Net (decrease) in cash and cash equivalents                                     (207,000)            (205,000)

     Cash and cash equivalents at beginning of period                              12,421,000           12,903,000
                                                                                 ------------         ------------

     Cash and cash equivalents at end of period                                  $ 12,214,000         $ 12,698,000
                                                                                 ============         ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
     Cash paid during the period for:

          Interest                                                               $    592,000         $    586,000
                                                                                 ============         ============

          Income taxes                                                           $     15,000         $      2,000
                                                                                 ============         ============

                         See accompanying notes

                        AMERICAN SHARED HOSPITAL SERVICES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 1. BASIS OF PRESENTATION

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly American Shared Hospital Services' consolidated financial position as of March 31, 2001 and the results of its operations for the three month periods ended March 31, 2001 and 2000, which results are not necessarily indicative of results on an annualized basis. Consolidated balance sheet amounts as of December 31, 2000 have been derived from audited financial statements.

        These financial statements include the accounts of American Shared Hospital Services (the "Company") and its wholly-owned subsidiaries: MMRI, Inc.; European Shared Medical Services Ltd.; American Shared Radiosurgery Services; OR21, Inc. ("OR21"); MedLeader.com, Inc. ("MedLeader"); and the Company's majority-owned subsidiary, GK Financing, LLC ("GK Financing"). European Shared Medical Services, Ltd. was dissolved on April 28, 2000.

        The Company through its majority-owned subsidiary, GK Financing, provided Gamma Knife units to ten medical centers as of March 31, 2001 in Arkansas, California, Connecticut, Massachusetts, Nevada, New Jersey, Ohio, Texas and Wisconsin.

        All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2. PER SHARE AMOUNTS

        Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding. For the three months ended March 31, 2001 basic earnings per share was computed using 3,612,000 common shares and diluted earnings per share was computed using 5,175,000 common shares and equivalents. For the three months ended March 31, 2000 basic earnings per share was computed using 3,812,000 common shares and diluted earnings per share was computed using 5,505,000 common shares and equivalents.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Medical services revenues increased $762,000 to $2,860,000 for the three month period ended March 31, 2001 from $2,098,000 for the three month period ended March 31, 2000. The increase reflects increased utilization at Gamma Knife centers in operation for longer than one year (17%) and the addition of two new Gamma Knife units. The Company had ten Gamma Knife units in operation at March 31, 2001 compared to eight at March 31, 2000. Eight of the Company's customers are under fee-per-use contracts, and two customers are under revenue sharing agreements ("retail"). For retail units the Company receives all or a percentage of the reimbursement (exclusive of physician fees) received by the customer, and is responsible for all or a percentage of the operating expenses of the Gamma Knife.

        Total costs of operations increased $305,000 to $1,019,000 for the three month period ended March 31, 2001 from $714,000 for the three month period ended March 31, 2000. Maintenance and supplies increased $50,000 for the three month period ended March 31, 2001 compared to the same period in the prior year due to additional Gamma Knife units that have started contract maintenance after the expiration of each unit's warranty period. There were eight Gamma Knife units covered under contract maintenance as of March 31, 2001 compared to four as of March 31, 2000. Depreciation and amortization increased $130,000 for the three month period ended March 31, 2001 compared to the same period in the prior year due to the increase of two additional Gamma Knife units. Other operating costs increased $125,000 for the three month period ended March 31, 2001 compared to the same period in the prior year due to an increase in insurance, marketing and personal property tax expenses related to the increase in Gamma Knife units. In addition certain operating expenses of the retail Gamma Knife unit that started operation in November 1999 increased because of a corresponding increase in revenue.

        Selling and administrative costs increased $261,000 to $809,000 for the three month period ended March 31, 2001 from $548,000 for the three month period ended March 31, 2000. This increase is primarily due to increased travel costs related to investor relations, sales and marketing, and $120,000 of development costs for the Company's two startup businesses, OR21 and MedLeader, compared to $14,000 in the same quarter last year. In addition, the three month period ended March 31, 2000 included an insurance credit of $50,000.

        Interest expense increased $85,000 to $586,000 for the three month period ended March 31, 2001 from $501,000 for the three month period ended March 31, 2000 due to the addition of two Gamma Knife units, both of which were financed with long-term debt. The newer Gamma Knife units have higher interest expense than more mature units because interest expense decreases as the outstanding balance of each loan is reduced.

        Interest and other income decreased $38,000 to $166,000 for the three month period ended March 31, 2001 from $204,000 for the three month period ended March 31, 2000 due to lower interest rates on invested cash balances. In addition, there was a decrease of approximately $22,000 of other income for the period ended March 31, 2001 compared to the same period last year.

        Minority interest increased $47,000 to $195,000 for the three month period ended March 31, 2001 from $148,000 for the three month period ended March 31, 2000 due to increased profitability of GK Financing. Minority interest represents the 19% interest of GK Financing owned by a third party.

        The Company recorded no income tax expense in either the first quarter 2001 or the first quarter 2000. The Company did not record any income tax expense during 2000 due to net operating loss carryforwards available for tax purposes. If 2001 income continues at the current level, the Company expects to begin recording an income tax provision during second quarter 2001.

        The Company had net income of $417,000 ($0.12 per basic share) for the three month period ended March 31, 2001 compared to net income of $391,000 ($0.10 per basic share) in the same period in the prior year. This increase is primarily a result of a 36% increase in revenue due to two additional Gamma Knife units and a 17% increase in revenue generated by units in operation more than one year. The increase in net income was reduced because of an increase of $114,000 in costs associated with MedLeader and OR21.

LIQUIDITY AND CAPITAL RESOURCES

        The Company had cash and cash equivalents of $12,214,000 at March 31, 2001 compared to $12,421,000 at December 31, 2000. The Company's cash position decreased by $207,000 because the Company paid its first annual dividend of $0.10 per share ($361,000) to shareholders of record on March 15, 2001, and repurchased 113,000 shares of Company stock ($265,000).

        The Company as of March 31, 2001 had shareholders' equity of $13,464,000, working capital of $9,776,000 and total assets of approximately $40,604,000.

        The Company has scheduled interest and principal payments under its debt obligations of approximately $6,463,000 during the next 12 months. The Company believes that its cash flow from operations and cash resources is adequate to meet its scheduled debt obligations during the next 12 months.

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

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.
               None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.
               None.

ITEM 5.        OTHER INFORMATION.
               None.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

               (a)    Exhibits

                      The following exhibit is filed herewith:

                      Exhibit Number        Description
                      --------------        -----------
                      10.31                 Lease Agreement for a Gamma Knife
                                            Unit dated as of June 3, 1999
                                            between GK Financing, LLC and
                                            Sunrise Hospital and Medical Center,
                                            LLC dba as Sunrise Hospital and
                                            Medical Center. (Confidential
                                            material appearing in this document
                                            has been omitted and filed
                                            separately with the Securities and
                                            Exchange Commission in accordance
                                            with Rule 24b-2, promulgated under
                                            the Securities and Exchange Act of
                                            1934, as amended. Omitted
                                            information has been replaced with
                                            asterisks.)

                      10.32                 Addendum to Lease Agreement for a
                                            Gamma Knife Unit dated as of June 3,
                                            1999 between GK Financing, LLC and
                                            Sunrise Hospital Medical Center, LLC
                                            dba as Sunrise Hospital and Medical
                                            Center. (Confidential material
                                            appearing in this document has been
                                            omitted and filed separately with
                                            the Securities and Exchange
                                            Commission in accordance with Rule
                                            24b-2, promulgated under the
                                            Securities and Exchange Act of 1934,
                                            as amended. Omitted information has
                                            been replaced with asterisks.)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        AMERICAN SHARED HOSPITAL SERVICES

                                   Registrant

Date:      May 15, 2001                    /s/ Ernest A. Bates
                                           -------------------
                                           Ernest A. Bates, M.D.
                                           Chairman of the Board and
                                           Chief Executive Officer



Date:      May 15, 2001                    /s/ Craig K. Tagawa
                                           -------------------
                                           Craig K. Tagawa
                                           Senior Vice President
                                           Chief Operating and Financial Officer

                                 EXHIBIT INDEX


                      Exhibit Number        Description
                      --------------        -----------
                      10.31                 Lease Agreement for a Gamma Knife
                                            Unit dated as of June 3, 1999
                                            between GK Financing, LLC and
                                            Sunrise Hospital and Medical Center,
                                            LLC dba as Sunrise Hospital and
                                            Medical Center. (Confidential
                                            material appearing in this document
                                            has been omitted and filed
                                            separately with the Securities and
                                            Exchange Commission in accordance
                                            with Rule 24b-2, promulgated under
                                            the Securities and Exchange Act of
                                            1934, as amended. Omitted
                                            information has been replaced with
                                            asterisks.)

                      10.32                 Addendum to Lease Agreement for a
                                            Gamma Knife Unit dated as of June 3,
                                            1999 between GK Financing, LLC and
                                            Sunrise Hospital Medical Center, LLC
                                            dba as Sunrise Hospital and Medical
                                            Center. (Confidential material
                                            appearing in this document has been
                                            omitted and filed separately with
                                            the Securities and Exchange
                                            Commission in accordance with Rule
                                            24b-2, promulgated under the
                                            Securities and Exchange Act of 1934,
                                            as amended. Omitted information has
                                            been replaced with asterisks.)