Form 10-Q
period 2001-06-30
AMERICAN SHARED HOSPITAL SERVICES
filed 2001-08-10
CIK 744825

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549
________________________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number 1-8789
________________________

American Shared Hospital Services

(Exact name of registrant as specified in its charter)

California	94-2918118
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

Two Embarcadero Center, Suite 2370, San Francisco, California	94111
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 788-5300

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No [   ]

As of July 19, 2001, there are outstanding 3,554,125 shares of the Registrant’s common stock.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2001	Dec. 31, 2000

	(unaudited)	(audited)
ASSETS

Current assets:

Cash and cash equivalents	$11,781,000	$12,421,000

Restricted cash	50,000	50,000

Accounts receivable, net of allowance for doubtful accounts of $70,000 in 2001 and $0 in 2000	2,335,000	2,207,000

Prepaid expenses and other assets	468,000	573,000

Total current assets	14,634,000	15,251,000

Property and equipment:

Medical equipment and facilities	34,539,000	29,942,000

Office equipment	232,000	225,000

Deposits and construction in progress	952,000	1,819,000

	35,723,000	31,986,000

Accumulated depreciation and amortization	(8,626,000)	(7,237,000)

Net property and equipment	27,097,000	24,749,000

Other assets	191,000	209,000

Total assets	$41,922,000	$40,209,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$169,000	$81,000

Accrued interest	212,000	153,000

Employee compensation and benefits	158,000	190,000

Other accrued liabilities	616,000	546,000

Current portion of long-term debt	4,784,000	4,126,000

Total current liabilities	5,939,000	5,096,000

Long-term debt, less current portion	21,377,000	20,300,000

Deferred income taxes	124,000	0

Minority interest	1,057,000	1,155,000

Shareholders’ equity:

Common stock, without par value:

authorized shares - 10,000,000; issued and outstanding shares, 3,556,000 in 2001 and 3,711,000 in 2000	9,345,000	9,746,000

Common stock options issued to officer	2,414,000	2,414,000

Additional paid-in capital	740,000	814,000

Retained earnings	926,000	684,000

Total shareholders’ equity	13,425,000	13,658,000

Total liabilities and shareholders’ equity	$41,922,000	$40,209,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,

	2001	2000	2001	2000

Revenues:

Medical services	$2,819,000	$2,073,000	$5,679,000	$4,171,000

Costs and expenses:

Costs of operations:

Maintenance and supplies	87,000	34,000	167,000	64,000

Depreciation and amortization	728,000	563,000	1,372,000	1,077,000

Other	244,000	196,000	539,000	366,000

	1,059,000	793,000	2,078,000	1,507,000

Selling and administrative	772,000	711,000	1,581,000	1,259,000

Interest	637,000	543,000	1,223,000	1,044,000

Total costs and expenses	2,468,000	2,047,000	4,882,000	3,810,000

	351,000	26,000	797,000	361,000

Interest and other income	122,000	230,000	288,000	434,000

Minority interest	(163,000)	(120,000)	(358,000)	(268,000)

Income before income taxes	310,000	136,000	727,000	527,000

Income tax expense	124,000	0	124,000	0

Net income	$186,000	$136,000	$603,000	$527,000

Net income per share:

Earnings per common share — basic	$0.05	$0.04	$0.17	$0.14

Earnings per common share — assuming dilution	$0.04	$0.02	$0.12	$0.10

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months ended June 30,

	2001	2001

Operating activities:

Net income	$603,000	$527,000

Adjustments to reconcile net cash provided by operating activities:

Depreciation and amortization	1,407,000	1,109,000

Deferred income taxes	124,000	0

Changes in operating assets and liabilities:

(Increase) decrease in accounts receivable	(128,000)	(1,040,000)

Decrease in prepaid expenses and other assets	104,000	32,000

Increase in accounts payable and accrued liabilities	185,000	15,000

Net cash from operating activities	2,295,000	643,000

Investing activities:

Purchase of property and equipment (net of financing)	(548,000)	(180,000)

(Decrease) increase in minority interest	(98,000)	78,000

Net cash from investing activities	(646,000)	(102,000)

Financing activities:

Payment of dividends	(361,000)	0

Payment received for exercise of stock options	15,000	45,000

Repurchase of options/warrants	(74,000)	0

Repurchase of common stock	(416,000)	(26,000)

Principal payments on long-term debt and capitalized leases	(1,453,000)	(1,200,000)

Net cash from financing activities	(2,289,000)	(1,181,000)

Net (decrease) in cash and cash equivalents	(640,000)	(640,000)

Cash and cash equivalents at beginning of period	12,421,000	12,903,000

Cash and cash equivalents at end of period	$11,781,000	$12,263,000

Supplemental cash flow disclosure:

Cash paid during the period for:

Interest paid	$1,164,000	$1,128,000

Income taxes paid	$21,000	$10,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly American Shared Hospital Services’ consolidated financial position as of June 30, 2001 and the results of its operations for the three and six month periods ended June 30, 2001 and 2000, which results are not necessarily indicative of results on an annualized basis. Consolidated balance sheet amounts as of December 31, 2000 have been derived from audited financial statements.

     These financial statements include the accounts of American Shared Hospital Services (the “Company”) and its wholly-owned subsidiaries: MMRI, Inc.; European Shared Medical Services Ltd.; American Shared Radiosurgery Services; OR21, Inc. (“OR21”); MedLeader.com, Inc. (“MedLeader”); and the Company’s majority-owned subsidiary, GK Financing, LLC (“GK Financing”). European Shared Medical Services, Ltd. was dissolved on April 28, 2000.

     The Company through its majority-owned subsidiary, GK Financing, provided Gamma Knife units to twelve medical centers as of June 30, 2001 in Arkansas, California, Connecticut, Illinois, Massachusetts, Mississippi, Nevada, New Jersey, Ohio, Texas and Wisconsin.

     All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2. Per Share Amounts

     Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding. For the three and six months ended June 30, 2001 basic earnings per share was computed using 3,584,000 and 3,598,000 common shares, and diluted earnings per share was computed using 5,145,000 and 5,160,000 common shares and equivalents, respectively. For the three and six months ended June 30, 2000 basic earnings per share was computed using 3,813,000 common shares and diluted earnings per share was computed using 5,473,000 and 5,489,000 common shares and equivalents, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Medical services revenues increased $746,000 and $1,508,000 for the three and six month periods ended June 30, 2001 from $2,073,000 and $4,171,000 for the three and six month periods ended June 30, 2000. The increase in second quarter 2001 compared to second quarter 2000 reflects increased utilization at Gamma Knife centers in operation for longer than one year (9%) and the addition of three new Gamma Knife units. The Company had twelve Gamma

Knife units in operation at June 30, 2001 compared to nine at June 30, 2000. For the six months ended June 30, 2001, the increase is due to three new Gamma Knife units and an increase in revenue at Gamma Knife centers in operation more than one year of 13%. Ten of the Company’s customers are under fee-per-use contracts, and two customers are under revenue sharing agreements (“retail”). For retail units, the Company receives all or a percentage of the reimbursement (exclusive of physician fees) received by the customer, and is responsible for all or a percentage of the operating expenses of the Gamma Knife.

     Total costs of operations increased $266,000 and $571,000 for the three and six month periods ended June 30, 2001 from $793,000 and $1,507,000 for the three and six month periods ended June 30, 2000. Maintenance and supplies increased $53,000 and $103,000 for the three and six month periods ended June 30, 2001 compared to the same period in the prior year due to additional Gamma Knife units that started contract maintenance after the expiration of each unit’s warranty period. There were nine Gamma Knife units covered under contract maintenance as of June 30, 2001 compared to four as of June 30, 2000. Depreciation and amortization increased $165,000 and $295,000 for the three and six month periods ended June 30, 2001 compared to the same period in the prior year due to the increase of three additional Gamma Knife units. Other operating costs increased $48,000 and $173,000 for the three and six month periods ended June 30, 2001 compared to the same period in the prior year due to an increase in insurance, marketing and personal property tax expenses related to the increase in Gamma Knife units. In addition certain operating expenses of one of the retail Gamma Knife units increased because of a corresponding increase in revenue.

     Selling and administrative costs increased $61,000 and $322,000 for the three and six month periods ended June 30, 2001 from $711,000 and $1,259,000 for the three and six month periods ended June 30, 2000. For the three and six month periods this increase is primarily due to increased investor relations costs and increased sales, business development and marketing costs. For the three month period ended June 30, 2000 there was $120,000 of one time charges relating to a restructuring of operations. For the six month period ended June 30, 2001 there was $154,000 of development costs for the Company’s two startup businesses, OR21 and MedLeader, compared to $54,000 in the prior year.

     Interest expense increased $94,000 and $179,000 for the three and six month periods ended June 30, 2001 from $543,000 and $1,044,000 for the three and six month periods ended June 30, 2000. This is due to the addition of two Gamma Knife units during the quarter (three for the six month period), all of which were financed with long-term debt which results in additional interest expense. In addition, the newer Gamma Knife units have higher interest expense at the beginning of their loan term than more mature units because interest expense decreases as the outstanding balance of each loan is reduced.

     Interest and other income decreased $108,000 and $146,000 for the three and six month periods ended June 30, 2001 from $230,000 and $434,000 for the three and six month periods ended June 30, 2000 due to lower interest rates on invested cash balances. In addition, there was a decrease of approximately $51,000 and $73,000 of other income for the three and six month periods ended June 30, 2001 respectively, compared to the same period last year. Other income in the prior year consisted primarily of state income tax refunds.

     Minority interest increased $43,000 and $90,000 for the three and six month periods ended June 30, 2001 from $120,000 and $268,000 for the three and six month periods ended June 30, 2000 due to increased profitability of GK Financing. Minority interest represents the 19% interest of GK Financing owned by a third party.

     The Company recorded $124,000 of income tax expense for the three and six month periods ended June 30, 2001 compared to no expense for the three and six month periods ended June 30, 2000. The Company did not record any income tax expense during 2000 or the first three months of 2001 due to net operating loss carryforwards available for tax purposes. The Company expects that it will continue to record an estimated 40% income tax provision for the remainder of the year.

     The Company had net income of $186,000 ($0.05 per basic share) and $603,000 ($0.17 per basic share) for the three and six month periods ended June 30, 2001 compared to net income of $136,000 ($0.04 per basic share) and $527,000 ($0.14 per basic share) in the same period in the prior year. The increase for both the three and six month periods ended June 30, 2001 is primarily a result of a 36% increase in revenue due to three additional Gamma Knife units as well as increased revenue generated by Gamma Knife units in operation more than one year. For the six month period, this increase in net income was reduced because of an increase of $100,000 in costs associated with MedLeader and OR21. For both the three and six month periods, net income was also reduced because the Company began recording a 40% income tax provision in the second quarter, 2001.

Liquidity and Capital Resources

     The Company had cash and cash equivalents of $11,781,000 at June 30, 2001 compared to $12,421,000 at December 31, 2000. The Company’s cash position decreased by $640,000 because the Company made deposits of $500,000 on future Gamma Knife purchases, paid its first annual dividend of $0.10 per share ($361,000) to shareholders of record on March 15, 2001, and repurchased 165,000 shares and 69,000 options to purchase shares of Company stock ($490,000).

     The Company as of June 30, 2001 had shareholders’ equity of $13,425,000, working capital of $8,695,000 and total assets of approximately $41,922,000.

     The Company has scheduled interest and principal payments under its debt obligations of approximately $7,305,000 during the next 12 months. The Company believes that its cash flow from operations and cash resources is adequate to meet its scheduled debt obligations during the next 12 months.

     The Company is investing its cash in overnight repurchase agreements and commercial paper pending use in the Company’s operations.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

     None.

Item 2. Changes in Securities.

     None.

Item 3. Defaults upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Securities Holders.

The Company’s Annual Meeting of Shareholders was held on May 17, 2001. There were present in person or by proxy at said Meeting shareholders holding 3,440,471 shares which represented 95.3% of the 3,607,225 shares outstanding and entitled to vote at the Meeting, which represented a quorum. At the Meeting, the shareholders:

1)	Voted on the Election of Directors as follows:

Nominee	For	Withhold

Ernest A. Bates, M.D.	3,422,910	17,561

Willie R. Barnes	3,423,160	17,311

John F. Ruffle	3,423,310	17,161

Stanley S. Trotman, Jr.	3,423,310	17,161

Charles B. Wilson, M.D.	3,423,310	17,161

Dr. Bates, Mr. Barnes, Mr. Ruffle, Mr. Trotman and Dr. Wilson were elected to the Board of Directors.

2)	Voted on 2001 Stock Option Plan

For	Against	Abstain	Broker Non-Votes

1,804,846	204,704	30,145	1,400,776

The 2001 Stock Option Plan was approved.

3)	Voted on the ratification of Moss Adams, LLP as the Company’s independent accountants for the year ended December 31, 2001. There were 3,433,960 votes for, 2,411 votes against and 4,100 votes abstained.

Moss Adams, LLP was ratified as the Company’s independent accountants for the year ended December 31, 2001.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

The following exhibit is filed herewith:

Exhibit Number	Description

10.33	Lease Agreement for a Gamma Knife Unit dated as of November 1, 1999 between GK Financing, LLC and Jackson HMA, Inc. dba Central Mississippi Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)

10.34	Addendum to Lease Agreement for a Gamma Knife Unit dated as of November 1, 1999 between GK Financing, LLC and Jackson HMA, Inc. dba Central Mississippi Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)

10.35	Lease Agreement for a Gamma Knife Unit dated as of February 18, 2000 between GK Financing, LLC and OSF HealthCare System. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SHARED HOSPITAL SERVICES
Registrant

Date:	August 10, 2001	/s/ Ernest A. Bates Ernest A. Bates, M.D. Chairman of the Board and Chief Executive Officer

Date:	August 10, 2001	/s/ Craig K. Tagawa Craig K. Tagawa Senior Vice President Chief Operating and Financial Officer