Form 10-Q
period 2001-09-30
AMERICAN SHARED HOSPITAL SERVICES
filed 2001-11-13
CIK 744825

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                    FORM 10-Q

(MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001 OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM _______________ TO _______________.

                          COMMISSION FILE NUMBER 1-8789
                            ------------------------

                        AMERICAN SHARED HOSPITAL SERVICES
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          CALIFORNIA                                             94-2918118
(STATE OR OTHER JURISDICTION OF                                (IRS EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

FOUR EMBARCADERO CENTER, SUITE 3700, SAN FRANCISCO, CALIFORNIA          94111
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (415) 788-5300

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 23, 2001 there are outstanding 3,524,853 shares of the Registrant's common stock.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        AMERICAN SHARED HOSPITAL SERVICES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   (unaudited)       (audited)
ASSETS                                            Sep. 30, 2001    Dec. 31, 2000
----------------------------------------          -------------    -------------
Current assets:
  Cash and cash equivalents                        $11,549,000      $12,421,000
  Restricted cash                                       50,000           50,000
  Accounts receivable, net of allowance for
     doubtful accounts of $70,000 in 2001
     and $0 in 2000                                  2,446,000        2,207,000
  Prepaid expenses and other assets                    509,000          573,000
                                                   -----------      -----------
TOTAL CURRENT ASSETS                                14,554,000       15,251,000

Property and equipment:

     Medical equipment and facilities               34,529,000       29,942,000
     Office equipment                                  237,000          225,000
     Deposits and construction in progress           1,103,000        1,819,000
                                                   -----------      -----------
                                                    35,869,000       31,986,000

     Accumulated depreciation and
          amortization                              (9,422,000)      (7,237,000)
                                                   -----------      -----------
Net property and equipment                          26,447,000       24,749,000

Other assets                                           250,000          209,000
                                                   -----------      -----------

TOTAL ASSETS                                       $41,251,000      $40,209,000
                                                   ===========      ===========

LIABILITIES AND
SHAREHOLDERS' EQUITY

 Current liabilities:
      Accounts payable                                $259,000          $81,000
      Accrued interest                                 213,000          153,000
      Employee compensation and benefits               145,000          190,000
      Other accrued liabilities                        343,000          546,000

      Current portion of long-term debt              4,184,000        4,126,000
                                                     ---------        ---------

 TOTAL CURRENT LIABILITIES                           5,144,000        5,096,000

 Long-term debt, less current portion               21,068,000       20,300,000
 Deferred income taxes                                 294,000                0
 Minority interest                                   1,169,000        1,155,000
 Shareholders' equity:
      Common stock, without par value:
           authorized shares - 10,000,000; issued
           and outstanding shares, 3,525,000 in
           2001 and 3,711,000 in 2000                9,240,000        9,746,000
      Common stock options issued to officer         2,414,000        2,414,000


      Additional paid-in capital                       740,000          814,000
      Retained earnings                              1,182,000          684,000
                                                     ---------        ---------
 TOTAL SHAREHOLDERS' EQUITY                         13,576,000       13,658,000
                                                     ---------        ---------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $41,251,000      $40,209,000
                                                   ===========      ===========


                             See accompanying notes

                        AMERICAN SHARED HOSPITAL SERVICES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                              Three Months ended Sep.30,           Nine Months ended Sep.30,
                                             -----------------------------       -----------------------------
                                                2001              2000              2001              2000
                                             -----------       -----------       -----------       -----------
REVENUES:

     Medical services                        $ 3,050,000       $ 2,536,000       $ 8,729,000       $ 6,707,000

COSTS AND EXPENSES:

     Costs of operations:

          Maintenance and supplies                90,000            44,000           257,000           108,000

          Depreciation and amortization          788,000           585,000         2,160,000         1,662,000

          Other                                  188,000           293,000           727,000           659,000
                                             -----------       -----------       -----------       -----------
                                               1,066,000           922,000         3,144,000         2,429,000

     Selling and administrative                  798,000           654,000         2,379,000         1,913,000

     Interest                                    652,000           547,000         1,875,000         1,591,000
                                             -----------       -----------       -----------       -----------

Total costs and expenses                       2,516,000         2,123,000         7,398,000         5,933,000
                                             -----------       -----------       -----------       -----------

                                                 534,000           413,000         1,331,000           774,000

Interest and other income                        100,000           197,000           388,000           631,000

Minority interest                               (208,000)         (186,000)         (566,000)         (454,000)
                                             -----------       -----------       -----------       -----------

Income before income taxes                       426,000           424,000         1,153,000           951,000

Income tax (expense)                            (170,000)                0          (294,000)                0
                                             -----------       -----------       -----------       -----------

Net income                                   $   256,000       $   424,000       $   859,000       $   951,000
                                             ===========       ===========       ===========       ===========

Net income per share:

     Earnings per common share - basic       $      0.07       $      0.11       $      0.24       $      0.25
                                             ===========       ===========       ===========       ===========

     Earnings per common share -
       assuming dilution                     $      0.05       $      0.08       $      0.17       $      0.17
                                             ===========       ===========       ===========       ===========


                             See accompanying notes

                        AMERICAN SHARED HOSPITAL SERVICES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               Nine Months ended Sep. 30,
                                                                                 2001              2000
                                                                             ------------       ------------
OPERATING ACTIVITIES:

Net income                                                                   $    859,000       $    951,000

Adjustments to reconcile net cash provided by operating activities:

          Depreciation and amortization                                         2,212,000          1,718,000

          Deferred income taxes                                                   294,000                  0

          Changes in operating assets and liabilities:

               (Increase) in accounts receivable                                 (239,000)          (660,000)

               (Increase) decrease in prepaid expenses and other assets            (5,000)           115,000

               (Decrease) in accounts payable and accrued liabilities             (10,000)          (146,000)
                                                                             ------------       ------------

Net cash from operating activities                                              3,111,000          1,978,000

INVESTING ACTIVITIES:

     Purchase of property and equipment (net of financing)                       (694,000)          (267,000)

     Increase in minority interest                                                 14,000            264,000
                                                                             ------------       ------------

     Net cash from investing activities                                          (680,000)            (3,000)

FINANCING ACTIVITIES:

     Payment of dividends                                                        (361,000)                 0

     Payment received for exercise of stock options                                15,000            149,000

     Repurchase of options/warrants                                               (74,000)                 0

     Repurchase of common stock                                                  (521,000)          (198,000)

     Principal payments on long-term debt and capitalized leases               (2,362,000)        (1,704,000)
                                                                             ------------       ------------

     Net cash from financing activities                                        (3,303,000)        (1,753,000)
                                                                             ------------       ------------

     Net (decrease) in cash and cash equivalents                                 (872,000)           222,000

     Cash and cash equivalents at beginning of period                          12,421,000         12,903,000
                                                                             ------------       ------------

     Cash and cash equivalents at end of period                              $ 11,549,000       $ 13,125,000
                                                                             ============       ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:

    Cash paid during the period for:

          Interest paid                                                      $  1,815,000       $  1,517,000

          Income taxes paid                                                  $     23,000       $     13,000

                             See accompanying notes

                        AMERICAN SHARED HOSPITAL SERVICES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1. BASIS OF PRESENTATION

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly American Shared Hospital Services' consolidated financial position as of September 30, 2001 and the results of its operations for the three and nine month periods ended September 30, 2001 and 2000, which results are not necessarily indicative of results on an annualized basis. Consolidated balance sheet amounts as of December 31, 2000 have been derived from audited financial statements.

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

      The Company through its majority-owned subsidiary, GK Financing, provided Gamma Knife units to twelve medical centers as of September 30, 2001 in Arkansas, California, Connecticut, Illinois, Massachusetts, Mississippi, Nevada, New Jersey, Ohio, Texas and Wisconsin.

      All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2. PER SHARE AMOUNTS

      Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding. For the three and nine months ended September 30, 2001 basic earnings per share was computed using 3,549,000 and 3,581,000 common shares, and diluted earnings per share was computed using 5,126,000 and 5,148,000 common shares and equivalents, respectively. For the three and nine months ended September 30, 2000 basic earnings per share was computed using 3,836,000 and 3,820,000 common shares, and diluted earnings per share was computed using 5,418,000 and 5,465,000 common shares and equivalents, respectively.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Standards Accounting Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased

Enterprises". SFAS No. 141 is effective for transactions initiated after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company does not expect the adoption of these statements to have a material effect on its consolidated results of operations or financial position.

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The Company is required to adopt the provisions of SFAS No. 143 no later than the beginning of fiscal year 2003, with early adoption permitted. The Company does not expect the adoption of this statement to have a material effect on its consolidated results of operations or financial position.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. SFAS No. 144 becomes effective for fiscal years beginning after December 15, 2001, with early applications encouraged. The Company does not expect the adoption of this statement to have a material effect on its consolidated results of operations or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Medical services revenues increased $514,000 and $2,022,000 for the three and nine month periods ended September 30, 2001 from $2,536,000 and $6,707,000 for the three and nine month periods ended September 30, 2000. The increase in third quarter 2001 compared to third quarter 2000 reflects the addition of three new Gamma Knife units. The Company had twelve Gamma Knife units in operation at September 30, 2001 compared to nine at September 30, 2000. For the nine months ended September 30, 2001, the increase is due to three new gamma knife units and an increase in revenue at Gamma Knife centers in operation more than one year of 4%. Ten of the Company's customers are under fee-per-use contracts, and two customers are under revenue sharing agreements ("retail"). For retail units, the Company receives all or a percentage of the reimbursement (exclusive of physician fees) received by the customer, and is responsible for all or a percentage of the operating expenses of the Gamma Knife.

      Total costs of operations increased $144,000 and $715,000 for the three and nine month periods ended September 30, 2001 from $922,000 and $2,429,000 for the three and nine month periods ended September 30, 2000. Maintenance and supplies increased $46,000 and $149,000 for the three and nine month periods ended September 30, 2001 compared to the same periods in the prior year due to additional Gamma Knife units that started contract maintenance after the expiration of each unit's warranty period. There were nine Gamma Knife units covered under contract maintenance as of September 30, 2001 compared to six as of September 30, 2000. Depreciation and amortization increased $203,000 and $498,000 for the three and nine month periods ended September 30, 2001 compared to the same periods in the prior year due to the three additional Gamma Knife units. Other operating costs decreased $105,000 and increased $68,000 for the three and nine month periods ended September 30, 2001 compared to the same periods in the prior year. The decrease for the third quarter was primarily due to an $80,000 credit to property tax expense, as well as a decrease in certain operating expenses of one of the retail Gamma Knife units due to a corresponding decrease in revenue. The increase for the nine month period was primarily due to increases in insurance and sales/use tax.

      Selling and administrative costs increased $144,000 and $466,000 for the three and nine month periods ended September 30, 2001 from $654,000 and $1,913,000 for the three and nine month periods ended September 30, 2000. For both the three and nine month periods this increase is primarily due to increased investor relations costs, accounting fees, and sales, business development and marketing costs. For the nine month period ended September 30, 2001 there was $164,000 of development costs for the Company's two startup businesses, OR21 and MedLeader, compared to $119,000 in the prior year.

      Interest expense increased $105,000 and $284,000 for the three and nine month periods ended September 30, 2001 from $654,000 and $1,913,000 for the three and nine month periods ended September 30, 2000. This is due to three additional Gamma Knife units during the three and nine month periods compared to the prior year, all of which were financed with long-term debt, resulting in additional interest expense. In addition, the newer Gamma Knife units have higher interest expense at the beginning of their loan term than more mature units because interest expense decreases as the outstanding balance of each loan is reduced.

      Interest and other income decreased $97,000 and $243,000 for the three and nine month periods ended September 30, 2001 from $197,000 and $631,000 for the three and nine month periods ended September 30, 2000 due to lower interest rates on invested cash balances. In addition, for the nine month period ended September 30, 2001 there was a decrease of approximately $73,000 of other income compared to the same period in the prior year. Other income in the prior year consisted primarily of state income tax refunds.

      Minority interest increased $22,000 and $112,000 for the three and nine month periods ended September 30, 2001 from $186,000 and $454,000 for the three and nine month periods ended September 30, 2000 due to increased profitability of GK Financing. Minority interest represents the 19% interest of GK Financing owned by a third party.

      The Company recorded $170,000 and $294,000 of income tax expense for the three and nine month periods ended September 30, 2001 compared to no expense for the three and nine month periods ended September 30, 2000. The Company did not record any income tax expense during 2000 or the first three months of 2001 due to net operating loss carryforwards available for tax purposes. The Company expects that it will continue to record an estimated 40% income tax provision for the remainder of the year.

      The Company had net income of $256,000 ($0.07 per basic share) and $859,000 ($0.24 per basic share) for the three and nine month periods ended September 30, 2001 compared to net income of $424,000 ($0.11 per basic share) and $951,000 ($0.25 per basic share) in the same periods in the prior year. This decrease for both the three and nine month periods ended September 30, 2001 is primarily because the Company began recording a 40% income tax provision in the second quarter, 2001. The effects of the tax provision were partially offset by increased operating results due to three additional Gamma Knife units compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

      The Company had cash and cash equivalents of $11,549,000 at September 30, 2001 compared to $12,421,000 at December 31, 2000. The Company's cash position decreased by $872,000 because the Company made deposits of $575,000 on future Gamma Knife purchases, paid its first annual dividend of $0.10 per share ($361,000) to shareholders of record on March 15, 2001, and repurchased 196,000 shares and 69,000 options to purchase shares of Company stock ($595,000).

      The Company as of September 30, 2001 had shareholders' equity of $13,576,000, working capital of $9,410,000 and total assets of approximately $41,251,000.

      The Company has scheduled interest and principal payments under its debt obligations of approximately $7,212,000 during the next 12 months. The Company believes that its cash flow from operations and cash resources is adequate to meet its scheduled debt obligations during the next 12 months.

      The Company is investing its cash in an institutionally priced money market fund pending use in the Company's operations. The investment objective of the money market fund is to maintain a stable net asset value, in order to maximize yield while preserving principal value.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
        None.

ITEM 2. CHANGES IN SECURITIES.
        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.
        None.

ITEM 5. OTHER INFORMATION.
        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits

            The following exhibit is filed herewith:

            Exhibit Number    Description
            --------------    -----------
            10.36             American Shared Hospital Services 2001 Stock
                              Option Plan

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        AMERICAN SHARED HOSPITAL SERVICES
                                   Registrant


Date: November 13, 2001                 /s/ Ernest A. Bates
                                        ----------------------------------------
                                        Ernest A. Bates, M.D.
                                        Chairman of the Board and
                                        Chief Executive Officer


Date: November 13, 2001                 /s/ Craig K. Tagawa
                                        ----------------------------------------
                                        Craig K. Tagawa
                                        Senior Vice President
                                        Chief Operating and Financial Officer