Form 10-K405
period 2001-12-31
AMERICAN SHARED HOSPITAL SERVICES
filed 2002-04-01
CIK 744825

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ---------------------
                                   FORM 10-K

 (Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO           .

                         COMMISSION FILE NUMBER 1-8789
                             ---------------------
                       AMERICAN SHARED HOSPITAL SERVICES
             (Exact name of registrant as specified in its charter)

                  CALIFORNIA                                     94-2918118
       (State or other jurisdiction of                         (IRS Employer
        Incorporation or organization)                      Identification No.)

    FOUR EMBARCADERO CENTER, SUITE 3700, SAN FRANCISCO,       94111-4107
                         CALIFORNIA
          (Address of Principal Executive Offices)            (Zip Code)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 15, 2002, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $8,365,000.

     Number of shares of common stock of the registrant outstanding as of March 15, 2002: 3,650,203.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement for the 2002 Annual Meeting of its Shareholders are incorporated by reference into Part III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     American Shared Hospital Services ("ASHS" and, together with its subsidiaries, the "Company") provides Gamma Knife stereotactic radiosurgery services to twelve medical centers in eleven states. The Company provides these services through its 81% indirect interest in GK Financing, LLC, a California limited liability company ("GKF"). The remaining 19% of GKF is owned by GKV Investments, Inc., a wholly owned U.S. subsidiary of Elekta AG, a Swedish company ("Elekta"). Elekta is the manufacturer of the Leksell Gamma Knife (the "Gamma Knife"). GKF is a non-exclusive provider of alternative financing services for Elekta. Gamma Knife services accounted for 100% of the Company's revenues in 2001.

     At present, the Company is developing its business model for "The Operating Room for the 21st Century" (sm) ("OR21" (sm)). OR21 is not expected to generate significant revenues within the next twelve months.

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

     The Gamma Knife treats selected malignant tumors (i.e. solitary and multiple metastatic tumors, gliomas, nasopharyngeal carcinomas and ocular meningiomas), benign brain tumors (i.e. meningiomas, pituitary and acoustic neuromas, craniopharyngiomas), arteriovenous malformations and trigeminal neuralgia (facial pain). Research is being conducted to determine whether the Gamma Knife can be effective in the treatment of epilepsy, Parkinson's Disease and other functional disorders.

     In the early 1950's, Lars Leksell, M.D., professor of neurological surgery at the Karolinska Institute in Stockholm, Sweden, researched ways to non-invasively treat brain disorders using stereotactically directed beams of energy. Dr. Leksell is acknowledged as the developer of stereotactic radiosurgery. Stereotactic radiosurgery is a surgical procedure in which radiation is stereotactically delivered to a prescribed target. In 1968, Dr. Leksell and Borte Larsson, professor of biophysics at the Gustaf Werner Institute at the University of Uppsala in Sweden, introduced the first prototype Gamma Knife, at the Karolinska Hospital. Initially, the Gamma Knife treated vascular malformations, benign brain tumors and functional disorders. The Gamma Knife was first introduced into the United States in 1987. During the past decade, Gamma Knife treatment of malignant brain tumors became accepted clinical practice and is now the most prevalent Gamma Knife indication. The Gamma Knife continued to evolve and the B unit was introduced in the United States in 1997. The latest Gamma Knife, the C unit, was first installed in the United States in 2000.

     There are currently 66 Gamma Knife units operating at 65 sites in the United States and approximately 156 units in operation worldwide. As of December 31, 2001, in excess of 170,000 procedures had been performed worldwide. An estimated percentage breakdown of these Gamma Knife procedures performed in the U.S. by indications treated are as follows: malignant (43%) and benign (30%) brain tumors, vascular disorders (14%) and functional disorders (13%).

     The Company, as of March 15, 2002, has twelve (12) Gamma Knife units operating at twelve (12) sites in the United States. In addition, the Company has three (3) more hospitals that are currently under development. The Company's first Gamma Knife commenced operation in September 1991. The Company's Gamma Knife units performed approximately 1,500 procedures in 2001 for a cumulative total of approximately 5,700 procedures through December 31, 2001.

     Gamma Knife revenues for the Company during the five (5) years ended December 31, 2001 and the percentage of total revenues of the Company represented by the Gamma Knife for each of the last five years are set forth below:

                      YEAR ENDED                        TOTAL GAMMA KNIFE    GAMMA KNIFE/
                     DECEMBER 31,                           REVENUES        TOTAL REVENUES
                     ------------                       -----------------   --------------
                                                         (IN THOUSANDS)
   2001...............................................       $11,758            100.0%
   2000...............................................       $ 9,336            100.0%
   1999...............................................       $ 7,151             99.9%
   1998...............................................       $ 4,156             11.8%
   1997...............................................       $ 2,384              6.4%

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

     GKF profits and/or losses and any cash distributions are allocated based on membership interests. GKF's Operating Agreement requires that it have a cash reserve of at least $50,000 before cash distributions are made to its members. From inception to December 31, 2001, GKF distributed $6,337,000 to the Company.

RISKS OF GAMMA KNIFE BUSINESS

     There are significant risks involved in the Company's Gamma Knife business, including the following:

     - Each Gamma Knife unit requires a substantial capital investment. Historically our cost for a Gamma Knife unit has been approximately $2,710,000. In some cases, we contribute additional funds for capital costs and/or annual operating costs such as marketing. Due to the structure of our contracts with medical centers, there can be no assurance that these costs will be fully recovered or that we will earn a satisfactory return on our investment.

     - There is a limited market for the Gamma Knife. Due to the substantial costs of acquiring a Gamma Knife unit, we must identify medical centers that possess neurosurgery and oncology departments capable of performing a large number of Gamma Knife procedures. We have identified approximately 200 such medical centers in the United States as potential future sites. There currently are approximately 66 operating Gamma Knife units in the United States, 12 of which are units owned by us, and approximately 156 units in operation worldwide. There can be no assurance that we will be successful in placing additional units at a significant number of sites in the future.

     - Our business is capital intensive and we have traditionally financed each Gamma Knife with debt. Our long term debt totals $25,920,000 and is collateralized by the Gamma Knife units and other assets, including our accounts receivable and future proceeds from any contract between us and any end user of the financed equipment. This high level of debt may adversely affect our ability to secure additional credit in the future, and as a result may affect our operations and profitability. If default occurs in the future, our creditors would have the ability to accelerate the defaulted loan, to seize the Gamma Knife unit with respect to which default has occurred, and to apply any collateral they may have at the time to cure the default.

     - There currently are approximately four companies (in addition to our company) that provide alternative, non-conventional Gamma Knife financing to potential customers. There are no competitor companies that currently have more than four Gamma Knife units in operation. Our relationship with Elekta, the manufacturer of the Leksell Gamma Knife units, is non-exclusive, and in the past we have lost sales to customers that chose to purchase a Gamma Knife unit directly from Elekta AG. In addition, in the future, we may continue to lose sales to such customers and may also lose sales to our competitors. There can be no assurance that in the future we will be able to successfully compete against others in placing units.

     - There are several methods of radiosurgery (including the modified linear accelerator) as well as conventional neurosurgery that compete against the Gamma Knife. Currently, there are approximately 300-350 medical centers in the United States with modified linear accelerators. Each of the medical centers targeted by us could decide to acquire another radiosurgery modality instead of a Gamma Knife. In addition, neurosurgeons who are primarily responsible for referring patients for Gamma Knife surgery may not be willing to make such referrals for various reasons, instead opting for invasive surgery. There can be no assurance that we will be able to secure a sufficient number of sites or Gamma Knife procedures to sustain its profitability and growth.

     - The amount reimbursed to medical centers for each Gamma Knife treatment may decline in the future. The reimbursement decrease may come from federally mandated programs (i.e., Medicare and Medicaid) or other third party payor groups. Ten of our existing contracts are reimbursed by the medical center to us on a fee-for-service basis. The primary risk to us under this type of contract is that actual volumes of procedures could be less than projected. However, a significant reimbursement rate reduction may result in the Company restructuring certain of the existing contracts. We also have two contracts where we receive revenues based directly on the amount of reimbursement received for procedures performed. Revenues under those contracts and any future contracts with revenues based directly on reimbursement amounts will be impacted by any reimbursement rate change. Some of our future contracts for Gamma Knife services may have revenues based on such reimbursement rates instead of a fee-for-service basis. There can be no assurance that future changes in healthcare regulations and reimbursement rates will not directly or indirectly adversely affect our Gamma Knife revenues.

     - As with other highly sophisticated medical equipment, there is constant change and innovation in the market. New and improved medical equipment can be introduced that could make the Gamma Knife technology obsolete and that would make its operation uneconomic. During 2000, Elekta AG introduced an upgraded Gamma Knife which costs approximately $3.4 million plus applicable tax and duties. This upgrade includes an Automated Patient Positioning system, or APS, and therefore involves less health care provider intervention. Ten of our existing Gamma Knife units are upgradeable and one Gamma Knife unit has already been upgraded. The cost to upgrade existing units to the new model C Gamma Knife with APS is estimated to be approximately $950,000. The failure to acquire or use new technology and products could have a material adverse effect on our business and results of operations.

CUSTOMERS

     The Company's current business is the outsourcing of Gamma Knife stereotactic radiosurgery services. The Company typically provides the Gamma Knife equipment, as well as planning, installation, reimbursement and marketing support services. Customers usually pay the Company on a fee-per-use basis. The market for these services primarily consists of major urban medical centers. The Gamma Knife business is capital intensive. The total cost of a Gamma Knife facility usually ranges from $3.25 million to $4 million, including equipment, site construction and installation. The Company's typical, historical costs for acquisition are approximately $2,710,000 with the medical center paying for site and installation costs. The following is a listing of the Company's current sites and sites under development as of March 15, 2002:

                                                              ORIGINAL TERM
                                                               OF CONTRACT
                                                              (YEAR CONTRACT      BASIS OF
CUSTOMER                                                          BEGAN)           PAYMENT
--------                                                      --------------   ---------------
                                                              Existing sites
                                                              --------------
UCSF Medical Center.........................................     10 years        Fee per use
San Francisco, California                                         (1991)
Hoag Memorial Hospital Presbyterian ("Hoag")................     10 years        Fee per use
Newport Beach, California                                         (1997)
Southwest Texas Methodist Hospital ("STMH").................     10 years        Fee per use
San Antonio, Texas                                                (1998)
Yale New Haven Ambulatory Services Corporation ("Yale").....     10 years      Revenue sharing
New Haven, Connecticut                                            (1998)
Kettering Medical Center....................................     10 years        Fee per use
Kettering, Ohio                                                   (1999)
New England Medical Center..................................     10 years        Fee per use
Boston, Massachusetts                                             (1999)
University of Arkansas for Medical Sciences ("UAMS")........     15 years      Revenue sharing
Little Rock, Arkansas                                             (1999)
Froedtert Memorial Lutheran Hospital........................     10 years        Fee per use
Milwaukee, Wisconsin                                              (1999)
JFK Medical Center..........................................     10 years        Fee per use
Edison, New Jersey                                                (2000)
Sunrise Hospital and Medical Center.........................     10 years        Fee per use
Las Vegas, Nevada                                                 (2001)
Central Mississippi Medical Center..........................     10 years        Fee per use
Jackson, Mississippi                                              (2001)
OSF Saint Francis Medical Center............................     10 years        Fee per use
Peoria, Illinois                                                  (2001)

                                                               Sites Under
                                                               Development
                                                              --------------
Bayfront Medical Center.....................................     10 years        Fee per use
St. Petersburg, Florida
Mercy Medical Center........................................     10 years        Fee per use
Rockville Center, New York
Hospital Barra D'Or.........................................     10 years      Revenue sharing
Rio de Janeiro, Brazil

     The Company's second Gamma Knife contract, with the University of Southern California ended in the third quarter of 1999. The customer exercised its option to purchase the equipment for its net book value, approximately $1.2 million. Currently, two of the Company's sites now under development are projected to become operational in mid 2002. The Company's contract with Hospital Barra D'Or is being converted to a joint venture arrangement.

     The Company's fee per use agreement is typically for a ten-year term. The fixed fee per use reimbursement amount that the Company receives from the customer is based on the Company's cost to provide the service and the anticipated volumes of the customer. The contracts signed by the Company typically call for a fee ranging from $7,500 to $9,500 per procedure. There are no minimum volume guarantees required of the customer. Typically, GKF is responsible for providing the Gamma Knife and related ongoing Gamma Knife equipment expenses (i.e. personal property taxes, insurance, equipment maintenance) and also helps fund the customer's Gamma Knife marketing. The customer generally is obligated to pay site and installation costs and the costs of operating the Gamma Knife. The customer can either renew the agreement or terminate the agreement at the end of the contractual term. If the customer chooses to terminate the agreement, then GKF removes the equipment from the medical center for possible placement at an another site.

     The Company's revenue sharing agreements ("retail") are typically for a period of ten to fifteen years. Instead of receiving a fixed fee, the Company receives all or a percentage of the reimbursement (exclusive of physician fees) received by the customer less the operating expenses of the Gamma Knife. The Company is at risk for any reimbursement rate changes for Gamma Knife services by the government or other third party payors. The Company is also at risk if it inefficiently operates the Gamma Knife. There are no minimum volume guarantees required of the customer.

     Four customers each accounted for more than 10% of the Company's revenues in 2001, 2000 and 1999: Hoag, STMH, Yale and UAMS.

MARKETING

     The Company markets its services through its preferred provider status with Elekta and a direct sales effort. The direct sales effort is executed by the Company's Vice President of Sales, who joined the Company in April 2001. The major advantages to a health care provider in contracting with the Company for Gamma Knife services include:

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

     GKF currently has loan commitments and has received progress payments from its primary lender for two of its three Gamma Knife projects under development. The loan commitments require that GKF have a debt to equity plus subordinated debt ratio of 6 to 1. GKF currently meets the ratio requirement to be eligible for funding of the approximately $3,700,000 remaining cash requirements for the two projects under development.

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

     The reimbursement for Medicare patients receiving Gamma Knife services on an out-patient basis is estimated to have decreased approximately 40% under the APC system. The Gamma Knife APC rate, effective April 1, 2002 is anticipated to increase. The exact increased amount will be individually hospital dependent and is not known at this time. The Company has two contracts from which revenues are directly affected by changes in payment rates under the APC system. Currently, these two contracted hospitals are primarily treating Medicare Gamma Knife patients on an in-patient basis and therefore the Company believes that adoption of APC's has not had a significant impact on the revenues of the Company. However, some of the Company's fee-per-use customers treat patients on an out-patient basis and may have experienced a reduction in Medicare payment. There can be no assurance that the adoption of APC's will not have a negative impact directly or indirectly on the Company's revenues in the future.

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

     Legislation in various jurisdictions requires that health facilities obtain a Certificate of Need ("CON") prior to making expenditures for medical technology in excess of specified amounts. Four of the Company's existing customers were required to obtain a CON or its equivalent. One of the Company's more recently signed contracts is subject to CON, and is still awaiting regulatory approval. The CON procedure can be expensive and time consuming and may impact the length of time before Gamma Knife services commence. CON requirements vary from state to state in their application to the operations of both the Company and its customers. In some jurisdictions the Company is required to comply with CON procedures to provide its services and in other jurisdictions customers must comply with CON procedures before using the Company's services.

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

EMPLOYEES

     At December 31, 2001, the Company employed nine (9) people on a full-time basis. None of these employees is subject to a collective bargaining agreement and there is no union representation within the Company. The Company maintains various employee benefit plans and believes that its employee relations are good.

EXECUTIVE OFFICERS OF THE COMPANY

     The following table provides current information concerning those persons who serve as executive officers of the Company. The executive officers were appointed by the Board of Directors and serve at the discretion of the Board of Directors.

NAME                                        AGE                         POSITION
----                                        ----                        --------
Ernest A. Bates, M.D. ....................   65    Chairman of the Board of Directors, Chief
                                                   Executive Officer
Craig K. Tagawa...........................   48    Senior Vice President -- Chief Operating and
                                                   Financial Officer

     Ernest A. Bates, M.D., founder of the Company, has served in the positions listed above since the incorporation of the Company. He is currently a member of the Board of Trustees of The Johns Hopkins University and the University of Rochester, a member of the Board of Overseers of the University of California at San Francisco School of Nursing, a member of the State of California High Speed Rail Authority, and a member of the Board of Directors of Salzburg Seminar. Dr. Bates is a graduate of The Johns Hopkins University and the University of Rochester School of Medicine.

     Craig K. Tagawa has served as Chief Operating Officer since February 1999 in addition to serving as Chief Financial Officer since May 1996. Mr. Tagawa also served as Chief Financial Officer from January 1992 through October 1995. Previously a Vice President in such capacity, Mr. Tagawa became a Senior Vice President on February 28, 1993. He is also the Chief Executive Officer of GK Financing, LLC. From September 1988 through January 1992, Mr. Tagawa served in various positions with the Company. He is currently a Chair of the Industrial Policy Advisory Committee of the Engineering Research Center for Computer-Integrated Surgical Systems and Technology at The Johns Hopkins University. He received his Undergraduate degree from the University of California at Berkeley and his M.B.A. from Cornell University.

ITEM 2.  PROPERTIES

     The Company's corporate offices are located at Four Embarcadero Center, Suite 3700, San Francisco, California, where it subleases approximately 4,100 square feet for $24,258 per month. This sublease runs through May 2006. A portion of the office space is subleased to two third parties for $3,000 per month. These sub-sublease agreements run through November 2002 and May 2006.

     The Company continues to lease 2,550 square feet of office space at Two Embarcadero Center, Suite 2370, San Francisco, CA for $11,054 per month. This lease runs through September 2002 and is subleased for $7,442 per month through the end of the lease term.

     For the year ended December 31, 2001 the Company's aggregate net rental expenses for all properties and equipment were approximately $245,000.

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

                                                               PRICES FOR
                                                              COMMON SHARES
                                                              -------------
QUARTER ENDING                                                HIGH     LOW
--------------                                                -----   -----
March 31, 2000..............................................  $4.75   $3.38
June 30, 2000...............................................  $4.25   $2.81
September 30, 2000..........................................  $2.88   $2.00
December 31, 2000...........................................  $2.44   $1.75
March 31, 2001..............................................  $2.85   $2.00
June 30, 2001...............................................  $4.65   $2.20
September 30, 2001..........................................  $4.50   $2.95
December 31, 2001...........................................  $3.30   $3.02

     The Company estimates that there were approximately 1,200 beneficial holders of its Common Shares at December 31, 2001.

     The Board of Directors authorized in March 2000 the repurchase of up to 500,000 shares of the Company's Common Stock in the open market from time to time at prevailing prices. Approximately 484,000 shares were repurchased in the open market pursuant to that authorization, through December 31, 2001, at a cost of approximately $1,213,000. The Board of Directors on February 2, 2001 authorized the repurchase of up to another 500,000 shares of the Company's common stock in the open market from time to time at prevailing prices.

     During 2001 holders of options to acquire the Company's common stock exercised their respective rights pursuant to such securities, resulting in the Company issuing approximately 9,000 new shares of common stock for approximately $16,000.

     On March 22, 1999 the Company adopted a Shareholder Rights Plan ("Plan"). Under the Plan, the Company made a dividend distribution of one Right for each outstanding share of the Company's common stock as of the close of business on April 1, 1999. The Rights become exercisable only if any person or group, with certain exceptions, becomes an "acquiring person" (acquires 15 percent or more of the Company's outstanding common stock) or announces a tender or exchange offer to acquire 15 percent or more of the Company's outstanding common stock. The Company's Board of Directors adopted the Plan to protect shareholders against a coercive or inadequate takeover offer. The Board of Directors is not aware that any person or group intends to make a takeover offer for the Company.

     At December 31, 2001 the Company had 5,253,268 fully diluted shares outstanding, including 3,524,853 issued and outstanding common shares, 1,799,017 common shares reserved for options, and 5,248 shares reserved pursuant to the Company's Shareholder Rights Plan.

     The Board of Directors has declared a dividend of $.12 per common share to shareholders of record on March 15, 2002 to be paid on April 2, 2002. Shareholders of record on March 15, 2001 were paid a dividend of $0.10 per common share on April 2, 2001. The Board of Directors anticipates declaring and paying annual cash dividends in similar amounts in the future subject to evaluation of the Company's level of earnings, balance sheet position and availability of cash. The Company did not pay cash dividends prior to 2001.

ITEM 6.  SELECTED FINANCIAL DATA SUMMARY OF OPERATIONS

                                                           YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------
                                                2001      2000      1999      1998      1997
                                               -------   -------   -------   -------   -------
                                                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
Medical services revenues....................  $11,758   $ 9,336   $ 7,156   $35,162   $37,172
                                               =======   =======   =======   =======   =======
Costs of operations..........................    4,285     3,435     2,165    25,826    27,044
Selling and administrative expense...........    3,245     2,655     1,803     5,116     5,901
Interest expense.............................    2,456     2,118     1,309     3,186     3,671
                                               -------   -------   -------   -------   -------
Total costs and expenses.....................    9,986     8,208     5,277    34,128    36,616
                                               -------   -------   -------   -------   -------
                                                 1,772     1,128     1,879     1,034       556
Gain (loss) on sale of assets and early
  termination of capital leases..............        0        25        10        (2)      821
Gain on disposal of product line.............        0         0         0    20,478         0
Interest and other income....................      480       804       603       220       118
Minority interest............................     (751)     (645)     (501)     (166)       37
                                               -------   -------   -------   -------   -------
Income before income taxes...................    1,501     1,312     1,991    21,564     1,532
Income tax benefit (expense).................     (433)        0       716    (1,513)      (10)
                                               -------   -------   -------   -------   -------
Net income...................................  $ 1,068   $ 1,312   $ 2,707   $20,051   $ 1,522
                                               =======   =======   =======   =======   =======
Earnings per common share basic:
  Net income.................................  $  0.30   $  0.34   $  0.68   $  4.23   $  0.32
                                               =======   =======   =======   =======   =======
Earnings per common share assuming dilution:
  Net income.................................  $  0.21   $  0.24   $  0.48   $  3.15   $  0.24
                                               =======   =======   =======   =======   =======
BALANCE SHEET DATA
Cash.........................................  $11,580   $12,421   $12,903   $11,114   $    17
Restricted cash..............................       50        50        50     2,226       651
Working capital (deficiency).................    9,351    10,155    11,125     9,088    (8,039)
Total assets.................................   42,385    40,209    36,986    26,919    30,209
Current portion of long-term debt............    4,305     4,126     2,545     1,885    10,929
Long-term debt, less current portion.........   21,615    20,300    19,887     8,823    21,569
Shareholders' equity (Net capital
  deficiency)................................  $13,785   $13,658   $12,639   $11,096   $(8,953)

---------------

(1) In October 1995, the Company entered into an operating agreement granting to American Shared Radiosurgery Services (a California corporation and a wholly-owned subsidiary of the Company) an 81% ownership interest in GK Financing, LLC. ASHS incorporated a new wholly-owned subsidiary, OR21, Inc. ("OR21") in November 1999, and a new wholly-owned subsidiary, MedLeader.com, Inc. ("MedLeader") in April 2000. Accordingly, the financial data for the Company presented above include the results of GKF for 1997 through 2001, OR21 for 1999 through 2001, and MedLeader for 2000 and 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     During the years ended December 31, 2001, 2000 and 1999, 100% of the Company's revenues were derived from its Gamma Knife business.

  TOTAL REVENUES

                                                          INCREASE              INCREASE
                                                2001     (DECREASE)    2000    (DECREASE)    1999
                                               -------   ----------   ------   ----------   ------
Medical services revenue (In thousands)......  $11,758      25.9%     $9,336      30.5%     $7,156
Number of Gamma Knife procedures.............    1,455      23.9%      1,174      18.2%        993
Average revenue per procedure................  $ 8,081       1.6%     $7,952      10.4%     $7,206

     Medical services revenues increased 25.9% in 2001 compared to 2000, and increased 30.5% in 2000 compared to 1999. The increase in 2001 compared to 2000 is primarily attributable to an increase in the number of Gamma Knife units in operation. The increase in 2000 compared to 1999 is primarily attributable to an increase in the number of Gamma Knife units in operation as well as increased revenues at Gamma Knife locations in operation for more than one year.

     Gamma Knife revenues increased $2,422,000 and $2,185,000 in 2001 and 2000, respectively, compared to the prior years. The 2001 increase was primarily due to three new Gamma Knife units that started at various times during 2001 and the full year inclusion of one new Gamma Knife unit that commenced operation in April 2000. The 2000 increase was due to the full year inclusion of four new Gamma Knife units that started at various times during 1999, the commencement of a new Gamma Knife unit in April 2000, and a 20% increase in revenues for Gamma Knife units in operation more than one year. The increase was partially offset by the expiration of the Company's second Gamma Knife contract in the fourth quarter of 1999. The customer purchased the Gamma Knife after the expiration of the contract for $1,200,000 in cash. The Company had twelve, nine and eight Gamma Knife units in operation at December 31, 2001, 2000 and 1999, respectively.

     The number of Gamma Knife procedures increased 281 and 181 in 2001 and 2000 respectively compared to prior years because of the increase in the number of Gamma Knife units in operation each year.

     Gamma Knife revenue per procedure increased by $129 in 2001 compared to 2000 primarily because of the three new contracts that started during 2001. One of the Company's older contracts is at a lower procedure rate due to a lower investment basis, while the newer contracts have a higher per procedure rate. The increase in revenue per procedure of $746 in 2000 from 1999 is primarily due to the addition in late 1999 of a new retail account. In retail accounts the Company collects higher average per procedure revenues and is also responsible for all or a portion of the operating costs associated with the procedure.

  COSTS OF OPERATIONS

                                                          INCREASE              INCREASE
                                                 2001    (DECREASE)    2000    (DECREASE)    1999
                                                ------   ----------   ------   ----------   ------
                                                                  (IN THOUSANDS)
Costs of operations...........................  $4,285      24.7%     $3,435      58.7%     $2,165
Percentage of revenue.........................    36.4%                 36.8%                 30.3%

     The Company's costs of operations, consisting of maintenance and supplies, depreciation and amortization, equipment rental and other operating expenses (such as insurance, property taxes, sales taxes, marketing costs and other fees) increased $850,000 in 2001 as compared to 2000 and increased $1,270,000 in 2000 as compared to 1999.

     The Company's maintenance and supplies costs were 3%, 2% and 2% of medical service revenues in 2001, 2000 and 1999, respectively. Maintenance and supplies costs increased $152,000 in 2001 compared to 2000 and increased $44,000 in 2000 compared to 1999. The increase in 2001 compared to 2000 was primarily due to the expiration of the warranty period on one Gamma Knife unit and the full year inclusion of maintenance on three Gamma Knife units whose warranty period expired during the previous year. The increase in 2000 was primarily due to the expiration of the warranty period on three Gamma Knife units.

     Depreciation and amortization increased $663,000 in 2001 compared to 2000 and increased $652,000 in 2000 compared to 1999. The increase in 2001 was due to the addition of three new Gamma Knife units that commenced operation at various times during 2001 and a full year of depreciation of a new Gamma Knife unit that started operation during 2000. The increase in 2000 was due to the addition of a new Gamma Knife unit in second quarter 2000 and a full year's depreciation on four new Gamma Knife units that started operation during 1999.

     Other costs of operations as a percentage of medical services revenues were 9%, 10%, and 6% in 2001, 2000 and 1999, respectively. The increase of $35,000 in 2001 compared to 2000 was primarily due to increased sales and use tax, as well as increased insurance expense because of additional Gamma Knife units and higher insurance rates. The increase was partially offset by an $80,000 credit to property tax expense in third quarter 2001. The increase of $574,000 in 2000 compared to 1999 is due to operating expenses at the Company's retail site that started in September 1999, increased property tax and insurance expenses due to additional Gamma Knife units, and increased marketing costs.

  SELLING AND ADMINISTRATIVE

                                                          INCREASE              INCREASE
                                                 2001    (DECREASE)    2000    (DECREASE)    1999
                                                ------   ----------   ------   ----------   ------
                                                                  (IN THOUSANDS)
Selling and administrative costs..............  $3,245      22.2%     $2,655      47.3%     $1,803
Percentage of revenue.........................    27.6%                 28.4%                 25.2%

     The Company's selling and administrative costs increased $590,000 in 2001 compared to 2000 and increased $852,000 in 2000 compared to 1999. The increase in 2001 was primarily due to increased investor relations costs of approximately $64,000, increased building rent of approximately $67,000, increased insurance expense of $66,000 and increased business development costs of approximately $278,000. The increase in business development costs was primarily due to the addition of a sales person in second quarter and the implementation of a broad based marketing program throughout the year. The increase in 2000 was primarily due to startup costs of approximately $228,000 on the Company's two newest ventures, OR21 and MedLeader, management and employee bonuses of approximately $125,000, and restructuring costs of approximately $120,000 resulting in the elimination of two senior management positions. The increase in 2000 was also caused by inclusion in 1999 of a $325,000 credit due to a change in estimate regarding the need for and the corresponding cost of liability insurance related to divested operations.

  INTEREST EXPENSE

                                                          INCREASE              INCREASE
                                                 2001    (DECREASE)    2000    (DECREASE)    1999
                                                ------   ----------   ------   ----------   ------
                                                                  (IN THOUSANDS)
Interest expense..............................  $2,456      16.0%     $2,118      61.8%     $1,309
Percentage of revenue.........................    20.9%                 22.7%                 18.3%

     The Company's interest expense increased $338,000 in 2001 compared to 2000 and increased $809,000 in 2000 compared to 1999. The increase in 2001 was primarily due to the addition of three new Gamma Knife units at various times during the year, all of which were financed. The increase in 2000 was primarily due to the addition of five new Gamma Knife units during 2000 and 1999, all of which were financed. All of the Company's operating Gamma Knife units are financed by means of interest bearing debt. Four of the Company's twelve Gamma Knife units have been in operation for less than two years, and have higher interest expense than units with more mature loans because interest expense decreases with each subsequent loan payment.

  OTHER INCOME AND EXPENSE

                                                          INCREASE             INCREASE
                                                 2001    (DECREASE)   2000    (DECREASE)   1999
                                                 -----   ----------   -----   ----------   -----
                                                                 (IN THOUSANDS)
Gain (loss) on sale of assets, early
  termination of capital leases, other.........  $   0     (100.0)%   $  25     150.0%     $  10
Percentage of revenue..........................    0.0%                 0.3%                 0.1%
Interest and other income......................  $ 480      (40.3)%   $ 804      33.3%     $ 603
Percentage of revenue..........................    4.1%                 8.6%                 8.4%
Minority interest..............................  $(751)      16.4%    $(645)     28.7%     $(501)
Percentage of revenue..........................   (6.4)%               (6.9)%               (7.0)%

     Gain on sale of assets, early termination of capital leases and other decreased $25,000 in 2001 and increased $15,000 in 2000 compared to prior years. Sale or disposal of assets or early termination of capital leases is not a normal recurring item in the Company's current line of business.

     Interest and other income decreased $324,000 in 2001 compared to 2000 and increased $201,000 in 2000 compared to 1999. The decrease in 2001 was primarily due to reduced return on cash investments due to the market decline in interest rates that occurred during 2001. The increase in 2000 was primarily due to additional interest income from higher cash balances that were invested in overnight securities that had a higher interest rate than in 1999.

     Minority interest increased $106,000 in 2001 and $144,000 in 2000 compared to prior years. Minority interest represents the pre-tax income earned by the minority member's 19% interest in GKF. The increase in minority interest reflects the increased profitability of GKF.

  INCOME TAXES

                                                            INCREASE            INCREASE
                                                   2001    (DECREASE)   2000   (DECREASE)   1999
                                                   -----   ----------   ----   ----------   -----
                                                                   (IN THOUSANDS)
Income tax benefit (expense).....................  $(433)    100.0%     $  0     (100.0)%   $ 716
Percentage of revenue............................    3.7%                0.0%                10.0%

     The Company began recording a federal and state income tax provision in 2001 as the Company's deferred tax liability began to exceed its deferred tax assets. The valuation allowance that had been provided for the deferred tax asset in excess of the deferred tax liability was eliminated in second quarter 2001. In 2000 the Company recorded no income tax expense or benefit because a valuation allowance was provided for the entire deferred tax asset in excess of the deferred tax liability. The Company received an income tax benefit of $716,000 in 1999, which was primarily a result of an overestimate of the federal and state income tax provision in 1998, resulting from the sale of the imaging division. The overestimate was adjusted in 1999 when tax returns were completed for filing with taxing agencies.

     The Company anticipates that with future profits it will continue to record income tax expense. Currently there are minimal actual tax payments required due to net operating loss carryforwards and other deferred tax assets available for tax purposes.

     The Company had a net operating loss carryforward for federal income tax return purposes at December 31, 2001 of approximately $9,166,000.

  NET INCOME

                                                          INCREASE              INCREASE
                                                 2001    (DECREASE)    2000    (DECREASE)    1999
                                                ------   ----------   ------   ----------   ------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income....................................  $1,068    (18.6)%     $1,312   (51.5)%      $2,707
Net income per share..........................  $ 0.30    (11.8)%     $ 0.34   (50.0)%      $ 0.68

     The Company had net income of $1,068,000 in 2001 compared to $1,312,000 in 2000 and $2,707,000 in 1999. Net income for 2001 included a provision for federal and state income taxes of $433,000, startup costs for OR21 and MedLeader of $200,000 and an increase compared to 2000 of $278,000 in business development costs. Net income for 2000 included restructuring costs of $120,000 and startup costs for OR21 and MedLeader of $228,000. Net income for 1999 included an insurance expense credit of $325,000 and a tax benefit of $716,000.

  LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of $11,580,000 at December 31, 2001 compared to $12,421,000 at December 31, 2000. The Company's cash position decreased $841,000 due primarily to payment of dividends to shareholders of $361,000, deposits of $518,000 on future Gamma Knife projects, and payments of approximately $596,000 to repurchase equity securities.

     Restricted cash of $50,000 at December 31, 2001 reflects cash that may only be used for the operations of GK Financing, LLC.

     The Company's trade accounts receivable increased slightly to $2,160,000 at December 31, 2001 from $2,155,000 at December 31, 2000. This increase was due to higher revenue in 2001 compared to 2000, which was offset by a shortened collection period for some of the Gamma Knife contracts.

     The Company changed its cash investments during 2001 from overnight repurchase agreements and commercial paper to money market funds to minimize the effects of declining interest rates. Cash is invested in these short term funds pending use in the Company's operations. The Company believes its cash position combined with its working capital is adequate to service the Company's cash requirements in 2002.

     Working capital decreased $804,000 due to the decrease in cash, as well as an increase in the current portion of long term debt due to the addition of three Gamma Knife units during 2001, all of which were financed.

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

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors is incorporated herein by reference from the Company's definitive Proxy Statement for the 2002 Annual Meeting of Shareholders (the "2002 Proxy Statement"). Information regarding executive officers of the Company, included herein under the caption "Executive Officers of the Registrant" in Part I, Item 1 above, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated herein by reference from the 2002 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference from the 2002 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference from the 2002 Proxy Statement.

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

     (b) Exhibits.

     The following Exhibits are filed with this Report.

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 2.1       Securities Purchase Agreement, dated as of March 12, 1999, by and among Alliance Imaging, Inc.; Embarcadero Holding
           Corp. I; Embarcadero Holding Corp. II; American Shared
           Hospital Services; and MMRI, Inc.(1)
 3.1       Articles of Incorporation of the Company, as amended.(2)
 3.2       By-laws of the Company, as amended.(3)
 4.6       Form of Common Stock Purchase Warrant of American Shared
           Hospital Services.(3)
 4.8       Registration Rights Agreement, dated as of May 17, 1995, by and among American Shared Hospital Services, the Holders
           referred to in the Note Purchase Agreement, dated as of May
           12, 1995 and General Electric Company, acting through GE
           Medical Systems.(3)
10.1       The Company's 1984 Stock Option Plan, as amended.(4)
10.2       The Company's 1995 Stock Option Plan, as amended.(5)
10.3       Form of Indemnification Agreement between American Shared
           Hospital Services and members of its Board of Directors.(4)
10.4       Ernest A. Bates Stock Option Agreement dated as of August
           15, 1995.(6)
10.5       Operating Agreement for GK Financing, LLC, dated as of
           October 17, 1995.(3)

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.6       Amendments dated as of October 26, 1995 and as of December
           20, 1995 to the GK Financing, LLC Operating Agreement, dated as of October 17, 1995.(7)
10.7       Amendment dated as of October 16, 1996 to the GK Financing,
           LLC Operating Agreement, dated as of October 17, 1995.(1)
10.8       Amendment dated as of March 31, 1999 ("Fourth Amendment") to the GK Financing, LLC Operating Agreement dated as of
           October 17, 1995.(8)
10.9       Amendment dated as of March 31, 1999 ("Fifth Amendment") to the GK Financing, LLC Operating Agreement dated as of
           October 17, 1995.(8)
10.10      Amendment dated as of June 5, 1999 to the GK Financing, LLC
           Operating Agreement dated as of October 17, 1995.(8)
10.11a     Assignment and Assumption Agreement, dated as of December
           31, 1995, between American Shared Radiosurgery Services
           (assignor) and GK Financing, LLC (assignee).(8)
10.11b     Assignment and Assumption Agreement, dated as of November 1,
           1995, between American Shared Hospital Services (assignor)
           and American Shared Radiosurgery Services (assignee).(4)
10.11c     Amendment Number One dated as of August 1, 1995 to the Lease
           Agreement for a Gamma Knife Unit between The Regents of the
           University of California and American Shared Hospital
           Services. (Confidential material appearing in this document has been omitted and filed separately with the Securities
           and Exchange Commission in accordance with Rule 24b-2,
           promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with
           asterisks.)(8)
10.11d     Lease Agreement dated as of July 3, 1990 for a Gamma Knife
           Unit between American Shared Hospital Services and The
           Regents of the University of California. (Confidential
           material appearing in this document has been omitted and
           filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the
           Securities and Exchange Act of 1934, as amended. Omitted
           information has been replaced with asterisks.)(8)
10.12      Amendment Number Two dated as of February 6, 1999 to the
           Lease Agreement for a Gamma Knife Unit between UCSF-Stanford
           Health Care and GK Financing, LLC. (Confidential material
           appearing in this document has been omitted and filed
           separately with the Securities and Exchange Commission in
           accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information
           has been replaced with asterisks.)(8)
10.13      Assignment and Assumption Agreement, dated as of February 3,
           1996, between American Shared Radiosurgery Services
           (assignor) and GK Financing, LLC (assignee).(4)
10.14      Lease Agreement for a Gamma Knife Unit dated as of April 6,
           1994, between Ernest A. Bates, M.D. and NME Hospitals, Inc.
           dba USC University Hospital. (Confidential material
           appearing in this document has been omitted and filed
           separately with the Securities and Exchange Commission in
           accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information
           has been replaced with asterisks.)(8)
10.15      Assignment and Assumption and Agreement dated as of February
           1, 1996 between Ernest A. Bates, M.D. and GK Financing, LLC with respect to the Lease Agreement for a Gamma Knife dated as of April 6, 1994 between Ernest A. Bates, M.D. and NME
           Hospitals, Inc. dba USC University Hospital.(8)
10.16      Lease Agreement for a Gamma Knife Unit dated as of October
           31, 1996 between Hoag Memorial Hospital Presbyterian and GK
           Financing, LLC.(Confidential material appearing in this
           document has been omitted and filed separately with the
           Securities and Exchange Commission in accordance with Rule
           24b-2, promulgated under the Securities and Exchange Act of
           1934, as amended. Omitted information has been replaced with asterisks.)(8)
10.17      Addendum to Lease Agreement for a Gamma Knife Unit dated as of December 1, 1999 between Hoag Memorial Hospital
           Presbyterian and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed
           separately with the Securities and Exchange Commission in
           accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information
           has been replaced with asterisks.)(8)

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.18      Lease Agreement for a Gamma Knife Unit dated as of October
           29, 1996 between Methodist Healthcare Systems of San
           Antonio, Ltd., dba Southwest Texas Methodist Hospital and GK
           Financing, LLC. (Confidential material appearing in this
           document has been omitted and filed separately with the
           Securities and Exchange Commission in accordance with Rule
           24b-2, promulgated under the Securities and Exchange Act of
           1934, as amended. Omitted information has been replaced with asterisks.)(8)
10.19      Lease agreement for a Gamma Knife Unit dated as of April 10,
           1997 between Yale-New Haven Ambulatory Services Corporation and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the
           Securities and Exchange Commission in accordance with Rule
           24b-2, promulgated under the Securities and Exchange Act of
           1934, as amended. Omitted information has been replaced with asterisks.)(8)
10.20      Lease Agreement for a Gamma Knife Unit dated as of June 1,
           1999 between GK Financing, LLC and Kettering Medical Center.
           (Confidential material appearing in this document has been omitted and filed separately with the Securities and
           Exchange Commission in accordance with Rule 24b-2,
           promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with
           asterisks.)(9)
10.21      Addendum to Contract with GKF and KMC/WKNI, dated June 1,
           1999 between GK Financing, LLC and Kettering Medical Center.
           (Confidential material appearing in this document has been omitted and filed separately with the Securities and
           Exchange Commission in accordance with Rule 24b-2,
           promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with
           asterisks.)(9)
10.22      Lease Agreement for a Gamma Knife Unit dated as of October
           5, 1999 between GK Financing, LLC and New England Medical
           Center Hospitals, Inc. (Confidential material appearing in this document has been omitted and filed separately with the
           Securities and Exchange Commission in accordance with Rule
           24b-2, promulgated under the Securities and Exchange Act of
           1934, as amended. Omitted information has been replaced with asterisks.)(9)
10.23      Equipment Lease Agreement dated as of October 29, 1999
           between GK Financing, LLC and the Board of Trustees of the
           University of Arkansas on behalf of The University of
           Arkansas for Medical Sciences. (Confidential material
           appearing in this document has been omitted and filed
           separately with the Securities and Exchange Commission in
           accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information
           has been replaced with asterisks.)(9)
10.24      First Amendment to Lease Agreement for a Gamma Knife Unit
           effective as of August 2, 2000 between GK Financing, LLC and
           Tenet HealthSystems Hospitals, Inc. (formerly known as NME
           Hospitals, Inc.) dba USC University Hospital. (Confidential
           material appearing in this document has been omitted and
           filed separately with the Securities and Exchange Rule
           24b-2, promulgated under the Securities and Exchange Act of
           1934, as amended. Omitted information has been replaced with asterisks.)(9)
10.25      Addendum Two, dated as of October 1, 2000, to Lease
           Agreement for a Gamma Knife Unit dated as of October 31,
           1996 between Hoag Memorial Hospital Presbyterian and GK
           Financing, LLC. (Confidential material appearing in this
           document has been omitted and filed separately with the
           Securities and Exchange Commission in accordance with Rule
           24b-2, promulgated under the Securities and Exchange Act of
           1934, as amended. Omitted information has been replaced with asterisks.)(10)
10.26      Lease Agreement for a Gamma Knife Unit dated as of May 28,
           2000 between Froedtert Memorial Lutheran Hospital and GK
           Financing, LLC. (Confidential material appearing in this
           document has been omitted and filed separately with the
           Securities and Exchange Commission in accordance with Rule
           24b-2, promulgated under the Securities and Exchange Act of
           1934, as amended. Omitted information has been replaced with asterisks.)(10)
10.27      Addendum dated June 24, 2000 to Lease Agreement for a Gamma
           Knife Unit dated as of May 28, 2000 between Froedtert
           Memorial Lutheran Hospital and GK Financing, LLC.(10)
10.28      Amendment dated July 12, 2000 to Lease Agreement for a Gamma
           Knife Unit dated May 28, 2000 between Froedtert Memorial
           Lutheran Hospital and GK Financing, LLC.(10)

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.29      Amendment dated August 24, 2000 to Lease Agreement for a
           Gamma Knife Unit dated May 28, 2000 between Froedtert
           Memorial Lutheran Hospital and GK Financing, LLC.(10)
10.30      Lease Agreement for a Gamma Knife Unit dated as of December
           11, 1996 between The Community Hospital Group, Inc. dba JFK
           Medical Center and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed
           separately with the Securities and Exchange Commission in
           accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information
           has been replaced with asterisks.)(11)
10.31      Lease Agreement for a Gamma Knife Unit dated as of June 3,
           1999 between GK Financing, LLC and Sunrise Hospital and
           Medical Center, LLC dba Sunrise Hospital and Medical Center.
           (Confidential material appearing in this document has been omitted and filed separately with the Securities and
           Exchange Commission in accordance with Rule 24b-2,
           promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with
           asterisks.)(12)
10.32      Addendum to Lease Agreement for a Gamma Knife Unit dated as of June 3, 1999 between GK Financing, LLC and Sunrise
           Hospital and Medical Center, LLC dba Sunrise Hospital and
           Medical Center. (Confidential material appearing in this
           document has been omitted and filed separately with the
           Securities and Exchange Commission in accordance with Rule
           24b-2, promulgated under the Securities and Exchange Act of
           1934, as amended. Omitted information has been replaced with asterisks.)(12)
10.33      Lease Agreement for a Gamma Knife Unit dated as of November
           1, 1999 between GK Financing, LLC and Jackson HMA, Inc. dba
           Central Mississippi Medical Center. (Confidential material appearing in this document has been omitted and filed
           separately with the Securities and Exchange Commission in
           accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information
           has been replaced with asterisks.)(13)
10.34      Addendum to Lease Agreement for a Gamma Knife Unit dated as of November 1, 1999 between GK Financing, LLC and Jackson
           HMA, Inc. dba Central Mississippi Medical Center.(13)
10.35      Lease Agreement for a Gamma Knife Unit dated as of February
           18, 2000 between GK Financing, LLC and OSF HealthCare
           System. (Confidential material appearing in this document
           has been omitted and filed separately with the Securities
           and Exchange Commission in accordance with Rule 24b-2,
           promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with
           asterisks.)(13)
10.36      American Shared Hospital Services 2001 Stock Option
           Plan.(14)
10.37      Amendment Number Three to Lease Agreement for a Gamma Knife
           Unit dated as of June 22, 2001 between GK Financing, LLC and
           The Regents of the University of California. (Confidential
           material appearing in this document has been omitted and
           filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the
           Securities and Exchange Act of 1934, as amended. Omitted
           information has been replaced with asterisks.)(15)
10.38      Addendum Three to Lease Agreement for a Gamma Knife Unit
           dated as of October 1, 2000 between GK Financing, LLC and
           Hoag Memorial Hospital Presbyterian. (Confidential material appearing in this document has been omitted and filed
           separately with the Securities and Exchange Commission in
           accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information
           has been replaced with asterisks.)(15)
21.        Subsidiaries of American Shared Hospital Services.

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

 (8) These documents were filed as Exhibits 10.8, 10.9, 10.10, 10.11a, 10.11c, 10.11d, 10.12, 10.14, 10.15, 10.16, 10.17, 10.18 and 10.19, respectively, to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, which is incorporated herein by this reference.

 (9) These documents were filed as Exhibits 10.20, 10.21, 10.22, 10.23, and 10.24, respectively, to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, which is incorporated herein by this reference.

(10) These documents were filed as Exhibits 10.25, 10.26, 10.27, 10.28 and 10.29, respectively, to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000, which is incorporated herein by this reference.

(11) This document was filed as Exhibit 10.30 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, which is incorporated herein by this reference.

(12) These documents were filed as Exhibits 10.31 and 10.32, respectively, to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, which is incorporated herein by this reference.

(13) These documents were filed as Exhibits 10.33, 10.34 and 10.35, respectively, to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, which is incorporated herein by this reference.

(14) This document was filed as Exhibits 10.36 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, which is incorporated herein by this reference.

     (c) Reports on Form 8-K.

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

April 1, 2002

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

                   SIGNATURE                                      TITLE                       DATE
                   ---------                                      -----                       ----

              /s/ ERNEST A. BATES                       Chairman of the Board and         April 1, 2002
------------------------------------------------         Chief Executive Officer
                Ernest A. Bates




              /s/ WILLIE R. BARNES                        Director and Secretary          April 1, 2002
------------------------------------------------
                Willie R. Barnes




               /s/ JOHN F. RUFFLE                                Director                 April 1, 2002
------------------------------------------------
                 John F. Ruffle




          /s/ STANLEY S. TROTMAN, JR.                            Director                 April 1, 2002
------------------------------------------------
            Stanley S. Trotman, Jr.




             /s/ CHARLES B. WILSON                               Director                 April 1, 2002
------------------------------------------------
               Charles B. Wilson




              /s/ CRAIG K. TAGAWA                      Chief Operating Officer and        April 1, 2002
------------------------------------------------         Chief Financial Officer
                Craig K. Tagawa                       (Principal Accounting Officer)

                       AMERICAN SHARED HOSPITAL SERVICES

                          INDEPENDENT AUDITOR'S REPORT
                                      AND
                       CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                    CONTENTS

                                                               PAGE
                                                               ----
INDEPENDENT AUDITOR'S REPORT................................   F-2
CONSOLIDATED FINANCIAL STATEMENTS
  Balance sheets............................................   F-3
  Statements of income......................................   F-4
  Statement of shareholders' equity.........................   F-5
  Statements of cash flows..................................   F-6
  Notes to financial statements.............................   F-7

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders
American Shared Hospital Services

     We have audited the accompanying consolidated balance sheets of American Shared Hospital Services as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Shared Hospital Services at December 31, 2001 and 2000, and the consolidated results of their operations and consolidated cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

Stockton, California
January 15, 2002

                       AMERICAN SHARED HOSPITAL SERVICES

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
                                        ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................  $11,580,000   $12,421,000
  Restricted cash...........................................       50,000        50,000
  Trade accounts receivable, net of allowance for doubtful
     accounts of $70,000 in 2001 and $0 in 2000.............    2,160,000     2,155,000
  Other receivables.........................................      209,000        52,000
  Prepaid expenses and other current assets.................      789,000       573,000
                                                              -----------   -----------
          Total current assets..............................   14,788,000    15,251,000
PROPERTY AND EQUIPMENT, net.................................   27,354,000    24,749,000
OTHER ASSETS................................................      243,000       209,000
                                                              -----------   -----------
                                                              $42,385,000   $40,209,000
                                                              ===========   ===========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................  $   412,000   $    81,000
  Accrued interest and other liabilities....................      505,000       699,000
  Employee compensation and benefits........................      215,000       190,000
  Current portion of long-term debt.........................    4,305,000     4,126,000
                                                              -----------   -----------
          Total current liabilities.........................    5,437,000     5,096,000
LONG-TERM DEBT, less current portion........................   21,615,000    20,300,000
DEFERRED INCOME TAXES.......................................      383,000            --
MINORITY INTEREST...........................................    1,165,000     1,155,000
SHAREHOLDERS' EQUITY
  Common stock, no par value
     Authorized -- 10,000,000 shares
     Issued and outstanding shares -- 3,525,000 in 2001 and
      3,711,000 in 2000.....................................    9,240,000     9,746,000
  Common stock options issued to officer....................    2,414,000     2,414,000
  Additional paid-in capital................................      740,000       814,000
  Retained earnings.........................................    1,391,000       684,000
                                                              -----------   -----------
          Total shareholders' equity........................   13,785,000    13,658,000
                                                              -----------   -----------
                                                              $42,385,000   $40,209,000
                                                              ===========   ===========

                             See accompanying notes

                       AMERICAN SHARED HOSPITAL SERVICES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 YEAR ENDED DECEMBER 31,
                                                          -------------------------------------
                                                             2001          2000         1999
                                                          -----------   ----------   ----------
REVENUES:
  Medical services......................................  $11,758,000   $9,336,000   $7,156,000
COSTS AND EXPENSES:
  Costs of operations:
  Maintenance and supplies..............................      339,000      187,000      143,000
  Depreciation..........................................    2,931,000    2,268,000    1,616,000
  Other.................................................    1,015,000      980,000      406,000
  Selling and administrative............................    3,245,000    2,655,000    1,803,000
  Interest..............................................    2,456,000    2,118,000    1,309,000
                                                          -----------   ----------   ----------
          Total costs and expenses......................    9,986,000    8,208,000    5,277,000
                                                          -----------   ----------   ----------
                                                            1,772,000    1,128,000    1,879,000
  Gain (loss) on sale of assets, early termination of
     capital leases, and other..........................           --       25,000       10,000
  Interest and other income.............................      480,000      804,000      603,000
  Minority interest.....................................     (751,000)    (645,000)    (501,000)
                                                          -----------   ----------   ----------
  Income before income taxes............................    1,501,000    1,312,000    1,991,000
  Income tax benefit (expense)..........................     (433,000)          --      716,000
                                                          -----------   ----------   ----------
  Net income............................................  $ 1,068,000   $1,312,000   $2,707,000
                                                          ===========   ==========   ==========
Earnings per common share -- basic......................         0.30         0.34         0.68
                                                          ===========   ==========   ==========
Earnings per common share -- assuming dilution..........         0.21         0.24         0.48
                                                          ===========   ==========   ==========

                             See accompanying notes

                       AMERICAN SHARED HOSPITAL SERVICES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                              THREE YEARS ENDED DECEMBER 31, 2001
                                         ------------------------------------------------------------------------------
                                                                     COMMON
                                                                     STOCK                     RETAINED
                                                                    OPTIONS     ADDITIONAL     EARNINGS
                                          COMMON       COMMON      ISSUED TO     PAID-IN     (ACCUMULATED
                                          SHARES        STOCK       OFFICER      CAPITAL       DEFICIT)        TOTAL
                                         ---------   -----------   ----------   ----------   ------------   -----------
Balances at January 1, 1999............  4,544,000   $11,087,000   $2,414,000   $ 930,000    $(3,335,000)   $11,096,000
  Options exercised....................      9,000        16,000           --          --             --         16,000
  Exercise of warrants.................     28,000        21,000           --          --             --         21,000
  Repurchase of common stock...........   (768,000)   (1,088,000)          --          --             --     (1,088,000)
  Repurchase of warrants...............         --            --           --    (113,000)            --       (113,000)
  Net income...........................         --            --           --          --      2,707,000      2,707,000
                                         ---------   -----------   ----------   ---------    -----------    -----------
Balances at December 31, 1999..........  3,813,000    10,036,000    2,414,000     817,000       (628,000)    12,639,000
  Options exercised....................     92,000       150,000           --          --             --        150,000
  Repurchase of common stock...........   (194,000)     (440,000)          --          --             --       (440,000)
  Repurchase of warrants...............         --            --           --      (3,000)            --         (3,000)
  Net income...........................         --            --           --          --      1,312,000      1,312,000
                                         ---------   -----------   ----------   ---------    -----------    -----------
Balances at December 31, 2000..........  3,711,000     9,746,000    2,414,000     814,000        684,000     13,658,000
  Options exercised....................      9,000        16,000           --          --             --         16,000
  Repurchase of common stock and
    options............................   (195,000)     (522,000)          --     (74,000)            --       (596,000)
  Dividends............................         --            --           --          --       (361,000)      (361,000)
  Net income...........................         --            --           --          --      1,068,000      1,068,000
                                         ---------   -----------   ----------   ---------    -----------    -----------
Balances at December 31, 2001..........  3,525,000   $ 9,240,000   $2,414,000   $ 740,000    $ 1,391,000    $13,785,000
                                         =========   ===========   ==========   =========    ===========    ===========

                             See accompanying notes

                       AMERICAN SHARED HOSPITAL SERVICES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2001          2000          1999
                                                        -----------   -----------   -----------
OPERATING ACTIVITIES
Net income............................................  $ 1,068,000   $ 1,312,000   $ 2,707,000
Adjustments to reconcile net income to net cash from
  operating activities:
  Gain on sale of assets, early termination of capital
     leases and other non-cash transactions...........           --       (25,000)      (10,000)
  Depreciation and amortization.......................    3,003,000     2,357,000     1,621,000
  Deferred income tax liability.......................      383,000            --            --
  Change in estimate of accrued exit costs............           --            --      (375,000)
  Changes in operating assets and liabilities:
     Restricted cash..................................           --            --     2,176,000
     Receivables......................................     (162,000)     (981,000)      106,000
     Prepaid expenses and other assets................     (288,000)      (94,000)     (263,000)
     Accounts payable and accrued liabilities.........      162,000       (54,000)   (2,375,000)
                                                        -----------   -----------   -----------
Net cash from operating activities....................    4,166,000     2,515,000     3,587,000
INVESTING ACTIVITIES
Payment of accrued exit costs.........................           --            --      (609,000)
Proceeds from sale and disposition of equipment.......           --            --     1,210,000
Increase in minority interest.........................       10,000       265,000       159,000
Payment for purchase of property and equipment........     (724,000)     (542,000)     (131,000)
                                                        -----------   -----------   -----------
Net cash from investing activities....................     (714,000)     (277,000)      629,000
FINANCING ACTIVITIES
Principal payments on long-term debt and obligations
  under capital leases................................   (3,352,000)   (2,427,000)   (1,513,000)
Proceeds from issuance of long-term debt..............           --            --       250,000
Payment of dividends..................................     (361,000)           --            --
Proceeds from exercise of stock warrants and
  options.............................................       16,000       150,000        37,000
Repurchase of stock options/warrants..................      (74,000)       (3,000)     (113,000)
Repurchase of common stock............................     (522,000)     (440,000)   (1,088,000)
                                                        -----------   -----------   -----------
Net cash from financing activities....................   (4,293,000)   (2,720,000)   (2,427,000)
                                                        -----------   -----------   -----------
Net (decrease) increase in cash and cash
  equivalents.........................................     (841,000)     (482,000)    1,789,000
CASH AND CASH EQUIVALENTS, beginning of year..........   12,421,000    12,903,000    11,114,000
                                                        -----------   -----------   -----------
CASH AND CASH EQUIVALENTS, end of year................  $11,580,000   $12,421,000   $12,903,000
                                                        ===========   ===========   ===========
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid.........................................  $ 2,433,000   $ 2,194,000   $ 1,135,000
                                                        ===========   ===========   ===========
Income taxes paid.....................................  $    23,000   $    14,000   $ 1,059,000
                                                        ===========   ===========   ===========
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of equipment with lease/debt financing....  $ 4,847,000   $ 4,444,000   $13,311,000

                             See accompanying notes

                       AMERICAN SHARED HOSPITAL SERVICES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BUSINESS AND BASIS OF PRESENTATION

     Business -- American Shared Hospital Services (the "Company"), a California corporation, provides Gamma Knife units to twelve medical centers in California, Texas, Connecticut, Ohio, Massachusetts, Arkansas, Wisconsin, Nevada, Illinois, Mississippi and New Jersey.

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

     In April, 2000, MedLeader.com, Inc., was incorporated. This wholly-owned subsidiary of the Company will provide continuing medical education online and through videos for doctors, nurses and other healthcare workers. Currently this subsidiary is not operational.

     The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, European Shared Medical Services Ltd., OR21, Inc., MedLeader.com, Inc., ACHES and its wholly-owned subsidiary, AIS, and ASRS and its majority-owned subsidiary, GK Financing, LLC. On April 28, 2000, European Shared Medical Services, Ltd. was dissolved.

     All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 -- ACCOUNTING POLICIES

     Use of estimates in the preparation of financial statements -- In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and cash equivalents -- The Company considers all liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Restricted cash is not considered a cash equivalent for purposes of the consolidated statements of cash flows.

     Restricted cash -- Restricted cash represents the minimum cash that, by agreement, must be maintained in GK Financing LLC (GKF) to fund operations.

     Concentration of credit risk -- The Company maintains its cash balances in financial institutions which exceed federally insured limits. The Company has not experienced any losses and believes it is not exposed to any significant credit risk on cash and cash equivalents.

     Accounts receivable -- Substantially all of the Company's revenue is provided by twelve customers. These customers constitute accounts receivable at December 31, 2001. The Company performs credit evaluations of its customers and generally does not require collateral.

                       AMERICAN SHARED HOSPITAL SERVICES

     Accounting for majority-owned subsidiary -- The Company accounts for GKF as a consolidated entity due to its 81% majority-equity interest.

     Property and equipment -- Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the assets which for medical and office equipment is generally 3-15 years. The Company capitalized interest of $195,000 and $168,000 in 2001 and 2000, respectively, as costs of medical equipment.

     The Company leases Gamma Knife equipment to its customers under arrangements accounted for as operating leases. At December 31, 2001, the Company held equipment under operating lease contracts with customers with an original cost of $30,585,000 and accumulated depreciation of $7,041,000.

     Revenue recognition -- Revenue is provided for and recognized on either a fee-per-use or revenue sharing basis. The fee-per-use agreements call for a fixed fee per procedure and are typically for a ten-year term. Revenue is recognized at the time the procedures are performed. The Company receives a percentage of the reimbursement received by the medical center less the operating expenses of the Gamma Knife under the revenue sharing agreements. These agreements are typically for a ten to fifteen year term. Revenue is recognized at the time the procedures are performed based on an estimate of previously collected net revenue per procedure at the medical centers.

     Income taxes -- The liability method is used to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     Earnings per share -- Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the year. Diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of options or warrants. The following table illustrates the computations of basic and diluted earnings per share for the years ended December 31, 2001, 2000 and 1999.

                                                              2001         2000         1999
                                                           ----------   ----------   ----------
Numerator for basic and diluted earnings per share.......  $1,068,000   $1,312,000   $2,707,000
Denominator:
  Denominator for basic earnings per
     share -- weighted-average shares....................   3,567,000    3,810,000    3,967,000
  Effect of dilutive securities Employee stock
     options/warrants....................................   1,559,000    1,593,000    1,679,000
                                                           ----------   ----------   ----------
  Denominator for diluted earnings per share -- adjusted
     weighted-average shares.............................  $5,126,000   $5,403,000   $5,646,000
                                                           ==========   ==========   ==========
Earning per share -- basic...............................  $     0.30   $     0.34   $     0.68
                                                           ==========   ==========   ==========
Earning per share -- assuming dilution...................  $     0.21   $     0.24   $     0.48
                                                           ==========   ==========   ==========

     Options to purchase 5,000 and 17,150 shares of common stock at $3.06 and $4.10 per share, respectively, were outstanding during 2001. They were not included in the computation of earnings per share assuming dilution because the exercise price of the options were greater than the average market price of the common shares.

     Stock-based compensation -- Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation," encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based employee compensation using the intrinsic value method prescribed in Accounting

                       AMERICAN SHARED HOSPITAL SERVICES

Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Disclosure requirements in accordance with SFAS No. 123 are included in Note 6.

     Fair value of financial instruments -- The carrying amounts of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and other accrued liabilities approximated their fair value as of December 31, 2001 and 2000, because of the relatively short maturity of these instruments. The carrying amounts of the Company's various debt obligations approximated fair value as of December 31, 2001 and 2000, based upon interest rates that are currently available for the Company for issuance of instruments with similar terms and remaining maturities.

     Business segment information -- The Company has one reportable segment, the Gamma Knife, which engages in the business of leasing equipment to health care providers that treat certain vascular malformations and intracranial tumors without surgery. Two of the Company's wholly owned subsidiaries, OR21 and MedLeader.com, Inc., are currently in the initial stages of operations and development. The results of operations and financial information for these subsidiaries are not material to the Company's consolidated financial statements.

     Recent accounting pronouncements -- In June 2001, the Financial Standards Accounting Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". SFAS No. 141 is effective for transactions initiated after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company does not expect the adoption of these statements to have a material effect on its consolidated results of operations or financial position.

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

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101). SAB 101, as amended, summarizes

                       AMERICAN SHARED HOSPITAL SERVICES
certain aspects of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company was required to adopt SAB 101 in the fourth quarter of 2000. The adoption of SAB 101 did not have a material effect on the Company's operations or financial position.

     In September 1999, the FASB issued Emerging Issues Task Force Topic No. D-83, "Accounting for Payroll Taxes Associated with Stock Option Exercises" (EITF D-83). EITF D-83 requires that payroll taxes paid on the difference between the exercise price and the fair value of acquired stock in association with an employee's exercise of stock options be recorded as operating expenses. The Company was required to adopt EITF D-83 in the fourth quarter of 1999. There was no material effect on the Company's operations or financial position as a result of adoption.

NOTE 3 -- PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                2001          2000
                                                             -----------   -----------
Medical equipment and facilities...........................  $31,278,000   $29,942,000
Office equipment...........................................      234,000       225,000
Deposits and construction in progress......................    3,202,000     1,819,000
                                                             -----------   -----------
                                                              34,714,000    31,986,000
Accumulated depreciation and amortization..................   (7,360,000)   (7,237,000)
                                                             -----------   -----------
          Net property and equipment.......................  $27,354,000   $24,749,000
                                                             ===========   ===========

NOTE 4 -- LONG-TERM DEBT

     Long-term debt consists primarily of 12 notes with a financing company, related to Gamma Knife construction and installation, totaling $25,920,000. These notes accrue interest at fixed annual rates between 8.5% and 10.95%, are payable in 84 monthly installments, mature between September, 2004, and January, 2007, and are collateralized by the respective Gamma Knives. Additionally, the Company has $1,590,000 in borrowings outstanding for deposits for three Gamma Knives under construction at December 31, 2001 (Note 9). These borrowings accrue interest at prime plus 2% (6.75% at December 31, 2001), are payable when the Gamma Knife units commence operation, and are collateralized by the equipment. The following are contractual maturities of long-term debt by year at December 31, 2001:

YEAR ENDING DECEMBER 31,
------------------------
     2002...................................................  $ 4,305,000
     2003...................................................    6,371,000
     2004...................................................    5,228,000
     2005...................................................    4,630,000
     2006...................................................    3,338,000
     Thereafter.............................................    2,048,000
                                                              -----------
                                                              $25,920,000
                                                              ===========

                       AMERICAN SHARED HOSPITAL SERVICES

NOTE 5 -- INCOME TAXES

     Significant components of the Company's deferred tax liabilities and assets as of December 31 are as follows:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                2001          2000
                                                             -----------   -----------
Deferred tax liabilities:
  Fixed assets.............................................  $(3,881,000)  $(3,141,000)
                                                             -----------   -----------
Total deferred tax liabilities.............................   (3,881,000)   (3,141,000)
Deferred tax assets:
  Net operating loss carryforwards.........................    3,180,000     2,976,000
  State income taxes.......................................        8,000         4,000
  Accrued reserves.........................................       28,000        41,000
  Other -- net.............................................      282,000       253,000
                                                             -----------   -----------
Total deferred tax assets..................................    3,498,000     3,274,000
Valuation allowance for deferred tax assets................           --      (133,000)
                                                             -----------   -----------
Net deferred tax assets....................................    3,498,000     3,141,000
                                                             -----------   -----------
Net deferred tax liabilities...............................  $  (383,000)  $        --
                                                             ===========   ===========

     The components of the provision (benefit) for income taxes consist of the following:

                                                         YEARS ENDED DECEMBER 31,
                                                      -------------------------------
                                                        2001       2000       1999
                                                      --------   --------   ---------
Current:
  Federal...........................................  $     --   $     --   $      --
  State.............................................    50,000         --    (716,000)
                                                      --------   --------   ---------
Deferred:
  Federal...........................................    25,000         --          --
  State.............................................   358,000         --          --
                                                      --------   --------   ---------
                                                      $433,000   $     --   $(716,000)
                                                      ========   ========   =========

     The provision (benefit) for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (34% in 2001, 2000 and 1999) to income before taxes as follows:

                                                             2001        2000         1999
                                                           ---------   ---------   -----------
Computed expected tax....................................  $ 510,000   $ 450,000   $   677,000
Change in valuation allowance............................   (133,000)   (724,000)       62,000
State income taxes, net of federal benefit...............    125,000      77,000       116,000
Change in carryovers and tax attributes..................    (69,000)    197,000    (1,571,000)
                                                           ---------   ---------   -----------
                                                           $ 433,000   $      --   $  (716,000)
                                                           =========   =========   ===========

     At December 31, 2001, the Company had a net operating loss carryforward for federal income tax return purposes of approximately $9,166,000 which expire between 2002 and 2021. A substantial part of this carryforward is subject to separate return limitations. The Company's ability to utilize its net operating loss carryforwards and other deferred tax assets may be limited in the event of a 50% or more ownership change

                       AMERICAN SHARED HOSPITAL SERVICES
within any three-year period. Future federal net operating losses generated by the Company can be carried forward for 20 years.

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

NOTE 6 -- SHAREHOLDERS' EQUITY

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

  2001 STOCK OPTION PLAN

     The Company's 2001 Stock Option Plan, providing for nonqualified stock options and "incentive stock options," was approved by the Company's Board of Directors in October 2001. Under the 2001 Plan, 250,000 common shares are reserved for awards to officers who beneficially own 15% or less of the outstanding shares of the Company's stock, other key employees, non-employee directors, and advisors. Provisions of the 2001 Stock Option Plan include an automatic grant to each non-employee director of options to purchase up to 4,000 shares annually on the date of the Company's Annual Shareholder Meeting, at an exercise price equal to the market price of the Company's common shares on that date, until the non-employee director has options for a total of 12,000 shares of the Company's common stock in all Company plans. Directors who are appointed or elected to the Company's Board of Directors on a date other than that of the Annual Shareholder Meeting receive a pro-rata grant of such options, at an exercise price equal to the market price of the Company's common shares on the date of grant. As of December 31, 2001, no stock options had been granted under the 2001 Stock Option Plan.

                       AMERICAN SHARED HOSPITAL SERVICES

     Changes in options outstanding under the Stock Option Plans from January 1, 1999 to December 31, 2001 are as follows:

                                                                              WEIGHTED
                                                                NUMBER        AVERAGE
                                                              OF OPTIONS   EXERCISE PRICE
                                                              ----------   --------------
Balance at January 1, 1999..................................   389,000         $1.628
  Granted...................................................    53,000         $3.000
  Exercised.................................................    (9,000)        $1.660
  Forfeited.................................................   (58,000)        $1.625
                                                               -------
Balance at December 31, 1999................................   375,000         $1.820
  Granted...................................................    15,000         $3.063
  Exercised.................................................   (92,000)        $1.625
                                                               -------
Balance at December 31, 2000................................   298,000         $1.943
  Granted...................................................    27,000         $3.474
  Exercised.................................................    (9,000)        $1.661
  Forfeited.................................................   (18,000)        $2.695
  Repurchased...............................................   (70,000)        $1.625
                                                               -------
Balance at December 31, 2001................................   228,000         $2.156
                                                               =======

     At December 31, 2001, 76,000 options were available for grant under the 1995 Plan.

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

     The following table summarizes information about all options outstanding at December 31, 2001:

                                                   OPTIONS OUTSTANDING
                                          -------------------------------------    OPTIONS EXERCISABLE
                                                          WEIGHTED                ----------------------
                                                          AVERAGE      WEIGHTED                 WEIGHTED
                                                         REMAINING     AVERAGE                  AVERAGE
                                            NUMBER      CONTRACTUAL    EXERCISE     NUMBER      EXERCISE
RANGE OF EXERCISE PRICES                  OUTSTANDING   LIFE (YEARS)    PRICE     EXERCISABLE    PRICE
------------------------                  -----------   ------------   --------   -----------   --------
$ 0.01..................................   1,495,000        3.83        $0.01      1,495,000     $0.01
 1.625 - 4.100..........................     228,000        5.05         2.156       201,000      1.945
$ .01 - 4.100...........................   1,723,000        3.99        $0.294     1,696,000     $0.239

     At December 31, 2001 and 2000, 1,696,000 and 1,781,000 options, respectively, were vested and exercisable.

  PRO FORMA INFORMATION RELATED TO OPTION GRANTS

     Pro forma information regarding net income and earnings per share is required by SFAS 123 for awards granted after December 31, 1995, as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value of the Company's stock-based awards to employees was estimated using a Black-Scholes option pricing model. The Black-Scholes options valuation model was

                       AMERICAN SHARED HOSPITAL SERVICES
developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The effects of applying SFAS No. 123 in this proforma disclosure are not indicative of future amounts. The fair value of the Company's option grants under the 1984 and 1995 Plans was estimated assuming no expected dividends and the following weighted-average assumptions:

                                                              2001   2000   1999
                                                              ----   ----   ----
Expected life (years).......................................   9.5    9.5   9.5
Expected volatility.........................................  65.0%  74.0%  8.2%
Risk-free interest rate.....................................   5.1%   6.4%  5.9%

     The weighted-average fair values of options granted during 2001 and 2000 were $1.87 and $2.49, respectively. For pro forma purposes, the estimated fair value of the Company's options is amortized over the options' vesting period. The Company's pro forma information follows:

                                                      2001         2000         1999
                                                   ----------   ----------   ----------
Net income
  As reported....................................  $1,068,000   $1,312,000   $2,707,000
  Pro forma......................................  $1,028,000   $1,272,000   $2,595,000
Earnings per share -- basic
  As reported....................................  $     0.30   $     0.34   $     0.68
  Pro forma......................................  $     0.29   $     0.33   $     0.65
Earnings per share -- assuming dilution
  As reported....................................  $     0.21   $     0.24   $     0.48
  Pro forma......................................  $     0.20   $     0.24   $     0.46

  REPURCHASE OF COMMON STOCK, COMMON STOCK WARRANTS AND STOCK OPTIONS

     On March 8, 1999, the Board of Directors authorized the repurchase of 572,000 shares from two shareholders who were previous bondholders of the Company. These shares were originally issued in conjunction with a debt restructuring. On March 22, 1999, the Board of Directors approved a resolution authorizing the Company to repurchase up to 500,000 shares of its own stock on the open market. Correspondingly, the Company repurchased 155,000, 134,000 and 196,000 shares of its own stock on the open market during the years ending December 31, 2001, 2000 and 1999, respectively. Additionally, the Company repurchased 40,000 and 60,000 common shares from a director during the years ending December 31, 2001 and 2000, respectively. As the Company's stock has no par value, the entire repurchase price of the stock is recorded as a reduction to common stock.

     In previous years, the Company had issued 314,000 common stock warrants with an exercise price of $.75 per share in conjunction with the restructuring of certain debt and lease obligations of the Company. During 2000, the Company repurchased all of the common stock warrants. The original issue of the warrants was recorded as an addition to additional paid-in-capital and the repurchase has correspondingly been recorded as a decrease to additional paid-in-capital.

                       AMERICAN SHARED HOSPITAL SERVICES

     In 2001, the Company repurchased 20,000 options under the 1984 stock option plan and 50,000 options under the 1995 stock option plan from former employees. The repurchase of the options is recorded as a reduction in additional paid-in-capital.

NOTE 7 -- RETIREMENT PLAN

     The Company amended its defined-contribution retirement plan (the "Plan") effective in 2002 to allow for a matching safe harbor contribution. For 2002, the Board of Directors elected to match participant deferred salary contributions up to a maximum of 4% of the participant's annual compensation. Matching contributions must be invested in shares of the Company's stock. Discretionary profit sharing contributions are allowed under the Plan in years that the Board does not elect a safe harbor match. Through December 31, 2001, the Plan did not provide for Company matching contributions nor did the Board elect to make a discretionary profit sharing contribution.

NOTE 8 -- OPERATING LEASES

     The Company leases office space and equipment under operating leases expiring at various dates through 2005.

     Future minimum payments under noncancelable operating leases having initial terms of more than one year consisted of the following at December 31, 2001:

YEAR ENDING DECEMBER 31,
------------------------
     2002...................................................   $426,000
     2003...................................................    314,000
     2004...................................................    208,000
     2005...................................................     12,000
     2006...................................................      5,000
                                                               --------
                                                               $965,000
                                                               ========

     Payments for repair and maintenance agreements are included in the future minimum operating lease payments shown above.

     Rent expense was $245,000, $188,000, and $117,000 for the years ended December 31, 2001, 2000 and 1999, respectively, and includes the above operating leases as well as month-to-month rental and certain executory costs.

     In August 2001, the Company entered into an agreement to sublease office space expiring in September 2002. The minimum sublease rental income to be received is $66,960.

NOTE 9 -- COMMITMENTS AND CONTINGENCIES

     Under the terms of six Gamma Knife quotation agreements, the Company is committed to purchase Gamma Knife equipment for $11,224,000 when the equipment is placed in service at each customer location. At December 31, 2001, the Company had $1,855,500 in deposits related to these purchase commitments which are classified as construction in progress.

NOTE 10 -- MAJOR CUSTOMERS

     Revenues from the Company's Gamma Knife segment were provided by twelve customers in 2001, nine customers in 2000, and nine customers in 1999.

                       AMERICAN SHARED HOSPITAL SERVICES

     In 2001, revenues from four individual customers of $1,699,000, $1,621,000, $1,363,000, and $1,309,000, respectively, exceeded 10% of the Company's total revenue. In 2000, revenues from four individual customers of $2,192,000, $1,454,000, $1,254,000, and $1,114,000, respectively, exceeded 10% of the
Company's total revenue. In 1999, revenues from four individual customers of $1,590,000, $1,543,000, $1,437,000, and $884,000, respectively, exceeded 10% of the Company's total revenue.

                               INDEX TO EXHIBITS

EXHIBIT                                                                   SEQUENTIAL
NUMBER                             DESCRIPTION                            PAGE NUMBER
-------                            -----------                            -----------
 2.1       Securities Purchase Agreement, dated as of March 12, 1999,          *
           by and among Alliance Imaging, Inc.; Embarcadero Holding
           Corp. I; Embarcadero Holding Corp. II; American Shared
           Hospital Services; and MMRI, Inc.(1)
 3.1       Articles of Incorporation of the Company, as amended.(2)            *
 3.2       By-laws of the Company, as amended.(3)                              *
 4.6       Form of Common Stock Purchase Warrant of American Shared            *
           Hospital Services.(3)
 4.8       Registration Rights Agreement, dated as of May 17, 1995, by         *
           and among American Shared Hospital Services, the Holders
           referred to in the Note Purchase Agreement, dated as of May
           12, 1995 and General Electric Company, acting through GE
           Medical Systems.(3)
10.1       The Company's 1984 Stock Option Plan, as amended.(4)                *
10.2       The Company's 1995 Stock Option Plan, as amended.(5)                *
10.3       Form of Indemnification Agreement between American Shared           *
           Hospital Services and members of its Board of Directors.(4)
10.4       Ernest A. Bates Stock Option Agreement dated as of August           *
           15, 1995.(6)
10.5       Operating Agreement for GK Financing, LLC, dated as of              *
           October 17, 1995.(3)
10.6       Amendments dated as of October 26, 1995 and as of December          *
           20, 1995 to the GK Financing, LLC Operating Agreement, dated as of October 17, 1995.(7)
10.7       Amendment dated as of October 16, 1996 to the GK Financing,         *
           LLC Operating Agreement, dated as of October 17, 1995.(1)
10.8       Amendment dated as of March 31, 1999 ("Fourth Amendment") to        *
           the GK Financing, LLC Operating Agreement dated as of
           October 17, 1995.(8)
10.9       Amendment dated as of March 31, 1999 ("Fifth Amendment") to         *
           the GK Financing, LLC Operating Agreement dated as of
           October 17, 1995.(8)
10.10      Amendment dated as of June 5, 1999 to the GK Financing, LLC         *
           Operating Agreement dated as of October 17, 1995.(8)
10.11a     Assignment and Assumption Agreement, dated as of December           *
           31, 1995, between American Shared Radiosurgery Services
           (assignor) and GK Financing, LLC (assignee).(8)
10.11b     Assignment and Assumption Agreement, dated as of November 1,        *
           1995, between American Shared Hospital Services (assignor)
           and American Shared Radiosurgery Services (assignee).(4)
10.11c     Amendment Number One dated as of August 1, 1995 to the Lease        *
           Agreement for a Gamma Knife Unit between The Regents of the
           University of California and American Shared Hospital
           Services. (Confidential material appearing in this document has been omitted and filed separately with the Securities
           and Exchange Commission in accordance with Rule 24b-2,
           promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with
           asterisks.)(8)
10.11d     Lease Agreement dated as of July 3, 1990 for a Gamma Knife          *
           Unit between American Shared Hospital Services and The
           Regents of the University of California. (Confidential
           material appearing in this document has been omitted and
           filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the
           Securities and Exchange Act of 1934, as amended. Omitted
           information has been replaced with asterisks.)(8)

EXHIBIT                                                                   SEQUENTIAL
NUMBER                             DESCRIPTION                            PAGE NUMBER
-------                            -----------                            -----------
10.12      Amendment Number Two dated as of February 6, 1999 to the            *
           Lease Agreement for a Gamma Knife Unit between UCSF-Stanford
           Health Care and GK Financing, LLC. (Confidential material
           appearing in this document has been omitted and filed
           separately with the Securities and Exchange Commission in
           accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information
           has been replaced with asterisks.)(8)
10.13      Assignment and Assumption Agreement, dated as of February 3,        *
           1996, between American Shared Radiosurgery Services
           (assignor) and GK Financing, LLC (assignee).(4)
10.14      Lease Agreement for a Gamma Knife Unit dated as of April 6,         *
           1994, between Ernest A. Bates, M.D. and NME Hospitals, Inc.
           dba USC University Hospital. (Confidential material
           appearing in this document has been omitted and filed
           separately with the Securities and Exchange Commission in
           accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information
           has been replaced with asterisks.)(8)
10.15      Assignment and Assumption Agreement dated as of February 1,         *
           1996 between Ernest A. Bates, M.D. and GK Financing, LLC
           with respect to the Lease Agreement for a Gamma Knife dated as of April 6, 1994 between Ernest A. Bates, M.D. and NME
           Hospitals, Inc. dba USC University Hospital.(8)
10.16      Lease Agreement for a Gamma Knife Unit dated as of October          *
           31, 1996 between Hoag Memorial Hospital Presbyterian and GK
           Financing, LLC. (Confidential material appearing in this
           document has been omitted and filed separately with the
           Securities and Exchange Commission in accordance with Rule
           24b-2, promulgated under the Securities and Exchange Act of
           1934, as amended. Omitted information has been replaced with asterisks.)(8)
10.17      Addendum to Lease Agreement for a Gamma Knife Unit dated as         *
           of December 1, 1999 between Hoag Memorial Hospital
           Presbyterian and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed
           separately with the Securities and Exchange Commission in
           accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information
           has been replaced with asterisks.)(8)
10.18      Lease Agreement for a Gamma Knife Unit dated as of October          *
           29, 1996 between Methodist Healthcare Systems of San
           Antonio, Ltd., dba Southwest Texas Methodist Hospital and GK
           Financing, LLC. (Confidential material appearing in this
           document has been omitted and filed separately with the
           Securities and Exchange Commission in accordance with Rule
           24b-2, promulgated under the Securities and Exchange Act of
           1934, as amended. Omitted information has been replaced with asterisks.)(8)
10.19      Lease Agreement for a Gamma Knife Unit dated as of April 10,        *
           1997 between Yale-New Haven Ambulatory Services Corporation and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the
           Securities and Exchange Commission in accordance with Rule
           24b-2, promulgated under the Securities and Exchange Act of
           1934, as amended. Omitted information has been replaced with asterisks.)(8)
10.20      Lease Agreement for a Gamma Knife Unit dated as of June 1,          *
           1999 between GK Financing, LLC and Kettering Medical Center.
           (Confidential material appearing in this document has been omitted and filed separately with the Securities and
           Exchange Commission in accordance with Rule 24b-2,
           promulgated under the securities and Exchange Act of 1934, as amended. Omitted information has been replaced with
           asterisks.)(9)

EXHIBIT                                                                   SEQUENTIAL
NUMBER                             DESCRIPTION                            PAGE NUMBER
-------                            -----------                            -----------
10.21      Addendum to Contract with GKF and KMC/WKNI, dated June 1,           *
           1999 between GK Financing, LLC and Kettering Medical Center.
           (Confidential material appearing in this document has been omitted and filed separately with the Securities and
           Exchange Commission in accordance with Rule 24b-2,
           promulgated under the securities and Exchange Act of 1934, as amended. Omitted information has been replaced with
           asterisks.)(9)
10.22      Lease Agreement for a Gamma Knife Unit dated as of October          *
           5, 1999 between GK Financing, LLC and New England Medical
           Center Hospitals, Inc. (Confidential material appearing in this document has been omitted and filed separately with the
           Securities and Exchange Commission in accordance with Rule
           24b-2, promulgated under the securities and Exchange Act of
           1934, as amended. Omitted information has been replaced with asterisks.)(9)
10.23      Equipment Lease Agreement dated as of October 29, 1999              *
           between GK Financing, LLC and the Board of Trustees of the
           University of Arkansas on behalf of The University of
           Arkansas for Medical Sciences. (Confidential material
           appearing in this document has been omitted and filed
           separately with the Securities and Exchange Commission in
           accordance with Rule 24b-2, promulgated under the securities and Exchange Act of 1934, as amended. Omitted information
           has been replaced with asterisks.)(9)
10.24      First Amendment to Lease Agreement for a Gamma Knife Unit           *
           effective as of August 2, 2000 between GK Financing, LLC and
           Tenet HealthSystems Hospitals, Inc. (formerly known as NME
           Hospitals, Inc.) dba USC University Hospital. (Confidential
           material appearing in this document has been omitted and
           filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the
           securities and Exchange Act of 1934, as amended. Omitted
           information has been replaced with asterisks.)(9)
10.25      Addendum Two, dated as of October 1, 2000, to Lease                 *
           Agreement for a Gamma Knife Unit dated as of October 31,
           1996 between Hoag Memorial Hospital Presbyterian and GK
           Financing, LLC. (Confidential material appearing in this
           document has been omitted and filed separately with the
           Securities and Exchange Commission in accordance with Rule
           24b-2, promulgated under the securities and Exchange Act of
           1934, as amended. Omitted information has been replaced with asterisks.)(10)
10.26      Lease Agreement for a Gamma Knife Unit dated as of May 28,          *
           2000 between Froedtert Memorial Lutheran Hospital and GK
           Financing, LLC. (Confidential material appearing in this
           document has been omitted and filed separately with the
           Securities and Exchange Commission in accordance with Rule
           24b-2, promulgated under the securities and Exchange Act of
           1934, as amended. Omitted information has been replaced with asterisks.)(10)
10.27      Addendum dated June 24, 2000 to Lease Agreement for a Gamma         *
           Knife Unit dated as of May 28, 2000 between Froedtert
           Memorial Lutheran Hospital and GK Financing, LLC.(10)
10.28      Addendum dated July 12, 2000 to Lease Agreement for a Gamma         *
           Knife Unit dated as of May 28, 2000 between Froedtert
           Memorial Lutheran Hospital and GK Financing, LLC.(10)
10.29      Addendum dated August 24, 2000 to Lease Agreement for a             *
           Gamma Knife Unit dated as of May 28, 2000 between Froedtert
           Memorial Lutheran Hospital and GK Financing, LLC.(10)

EXHIBIT                                                                   SEQUENTIAL
NUMBER                             DESCRIPTION                            PAGE NUMBER
-------                            -----------                            -----------
10.30      Lease Agreement for a Gamma Knife Unit dated as of December         *
           11, 1996 between The Community Hospital Group, Inc. dba JFK
           Medical Center and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed
           separately with the Securities and Exchange Commission in
           accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information
           has been replaced with asterisks.)(11)
10.31      Lease Agreement for a Gamma Knife Unit dated as of June 3,         --
           1999 between GK Financing, LLC and Sunrise Hospital and
           Medical Center, LLC dba Sunrise Hospital and Medical Center.
           (Confidential material appearing in this document has been omitted and filed separately with the Securities and
           Exchange Commission in accordance with Rule 24b-2,
           promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with
           asterisks.)(12)
10.32      Addendum to Lease Agreement for a Gamma Knife Unit dated as        --
           of June 3, 1999 between GK Financing, LLC and Sunrise
           Hospital and Medical Center, LLC dba Sunrise Hospital and
           Medical Center. (Confidential material appearing in this
           document has been omitted and filed separately with the
           Securities and Exchange Commission in accordance with Rule
           24b-2, promulgated under the Securities and Exchange Act of
           1934, as amended. Omitted information has been replaced with asterisks.)(12)
10.33      Lease Agreement for a Gamma Knife Unit dated as of November        --
           1, 1999 between GK Financing, LLC and Jackson HMA, Inc. dba
           Central Mississippi Medical Center. (Confidential material appearing in this document has been omitted and filed
           separately with the Securities and Exchange Commission in
           accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information
           has been replaced with asterisks.)(13)
10.34      Addendum to Lease Agreement for a Gamma Knife Unit dated as        --
           of November 1, 1999 between GK Financing, LLC and Jackson
           HMA, Inc. dba Central Mississippi Medical Center.(13)
10.35      Lease Agreement for a Gamma Knife Unit dated as of February        --
           18, 2000 between GK Financing, LLC and OSF HealthCare
           System. (Confidential material appearing in this document
           has been omitted and filed separately with the Securities
           and Exchange Commission in accordance with Rule 24b-2,
           promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with
           asterisks.)(13)
10.36      American Shared Hospital Services 2001 Stock Option                --
           Plan.(14)
10.37      Amendment Number Three to Lease Agreement for a Gamma Knife        --
           Unit dated as of June 22, 2001 between GK Financing, LLC and
           The Regents of the University of California. (Confidential
           material appearing in this document has been omitted and
           filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the
           Securities and Exchange Act of 1934, as amended. Omitted
           information has been replaced with asterisks.)
10.38      Addendum Three to Lease Agreement for a Gamma Knife Unit           --
           dated as of October 1, 2000 between GK Financing, LLC and
           Hoag Memorial Hospital Presbyterian. (Confidential material appearing in this document has been omitted and filed
           separately with the Securities and Exchange Commission in
           accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information
           has been replaced with asterisks.)
21.        Subsidiaries of American Shared Hospital Services.                 --

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

 (8) These documents were filed as Exhibits 10.8, 10.9, 10.10, 10.11a, 10.11c, 10.11d, 10.12, 10.14, 10.15, 10.16, 10.17, 10.18 and 10.19, respectively, to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, which is incorporated herein by this reference.

 (9) These documents were filed as Exhibits 10.20, 10.21, 10.22, 10.23, and 10.24, respectively, to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, which is incorporated herein by this reference.

(10) These documents were filed as Exhibits 10.25, 10.26, 10.27, 10.28 and 10.29, respectively, to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000, which is incorporated herein by this reference.

(11) This document was filed as Exhibit 10.30 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, which is incorporated herein by this reference.

(12) These documents were filed as Exhibits 10.31 and 10.32, respectively, to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, which is incorporated herein by this reference.

(13) These documents were filed as Exhibits 10.33, 10.34 and 10.35, respectively, to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, which is incorporated herein by this reference.

(14) This document was filed as Exhibits 10.36 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, which is incorporated herein by this reference.