Form 10-Q
period 2002-03-31
AMERICAN SHARED HOSPITAL SERVICES
filed 2002-05-13
CIK 744825

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number 1-8789

American Shared Hospital Services
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of Incorporation or organization)	94-2918118 (IRS Employer Identification No.)

Four Embarcadero Center, Suite 3700, San Francisco, California (Address of Principal Executive Offices)	94111 (Zip Code)

Registrant’s telephone number, including area code: (415) 788-5300

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of May 4, 2002, there are outstanding 3,768,203 shares of the Registrant’s common stock.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED BALANCE SHEETS

	Mar. 31, 2002	Dec. 31, 2001

	(unaudited)	(audited)
ASSETS

Current assets:
Cash and cash equivalents	$11,041,000	$11,580,000
Restricted cash	50,000	50,000
Accounts receivable, net of allowance for doubtful accounts of $70,000 in 2002 and $70,000 in 2001	2,724,000	2,369,000
Prepaid expenses and other assets	718,000	789,000

Total current assets	14,533,000	14,788,000
Property and equipment:
Medical equipment and facilities	32,277,000	31,278,000
Office equipment	236,000	234,000
Deposits and construction in progress	2,970,000	3,202,000

	35,483,000	34,714,000
Accumulated depreciation and amortization	(8,171,000)	(7,360,000)

Net property & equipment	27,312,000	27,354,000
Other assets	354,000	243,000

Total assets	$42,199,000	$42,385,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$205,000	$412,000
Accrued interest	182,000	176,000
Employee compensation and benefits	205,000	215,000
Other accrued liabilities	657,000	329,000
Current portion of long-term debt	4,545,000	4,305,000

Total current liabilities	5,794,000	5,437,000
Long-term debt, less current portion	21,079,000	21,615,000
Deferred income taxes	553,000	383,000
Minority interest	1,135,000	1,165,000
Shareholders’ equity:
Common stock, without par value:
authorized shares - 10,000,000; issued & outstanding shares, 3,608,000 in 2002 and 3,525,000 in 2001	9,147,000	9,240,000
Additional paid-in capital	3,218,000	3,154,000
Retained earnings	1,273,000	1,391,000

Total shareholders’ equity	13,638,000	13,785,000

Total liabilities and shareholders’ equity	$42,199,000	$42,385,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months ended March 31,

	2002	2001

Revenues:

Medical services	$3,245,000	$2,860,000

Costs and expenses:

Costs of operations:
Maintenance and supplies	79,000	80,000
Depreciation and amortization	802,000	644,000
Other	354,000	295,000

	1,235,000	1,019,000
Selling and administrative	798,000	809,000
Interest	624,000	586,000

Total costs and expenses	2,657,000	2,414,000

	588,000	446,000
Interest and other income	54,000	166,000
Minority interest	(217,000)	(195,000)

Income before income taxes	425,000	417,000
Income tax expense	105,000	0

Net income	$320,000	$417,000

Net income per share:
Earnings per common share — basic	$0.09	$0.12

Earnings per common share — assuming dilution	$0.06	$0.08

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months ended March 31,

	2002	2001

Operating activities:
Net income	$320,000	$417,000
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	820,000	662,000
Deferred income taxes	105,000	0
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(355,000)	124,000
Decrease in prepaid expenses and other assets	79,000	32,000
(Decrease) in accounts payable and accrued liabilities	(321,000)	(35,000)

Net cash from operating activities	648,000	1,200,000
Investing activities:
Purchase of property and equipment (net of financing)	(28,000)	(70,000)
(Decrease) in minority interest	(30,000)	(71,000)

Net cash from investing activities	(58,000)	(141,000)
Financing activities:
Payment of dividends	0	(361,000)
Payment received for exercise of options	42,000	15,000
Payment for repurchase of stock	(135,000)	(265,000)
Principal payments on long-term debt and capitalized leases	(1,036,000)	(655,000)

Net cash from financing activities	(1,129,000)	(1,266,000)

Net (decrease) in cash and cash equivalents	(539,000)	(207,000)
Cash and cash equivalents at beginning of period	11,580,000	12,421,000

Cash and cash equivalents at end of period	$11,041,000	$12,214,000

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$619,000	$592,000

Income taxes	$48,000	$15,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly American Shared Hospital Services’ consolidated financial position as of March 31, 2002 and the results of its operations for the three month periods ended March 31, 2002 and 2001, which results are not necessarily indicative of results on an annualized basis. Consolidated balance sheet amounts as of December 31, 2001 have been derived from audited financial statements.

     These financial statements include the accounts of American Shared Hospital Services (the “Company”) and its wholly-owned subsidiaries: MMRI, Inc.; American Shared Radiosurgery Services; OR21, Inc. (“OR21”); MedLeader.com, Inc. (“MedLeader”); and the Company’s majority-owned subsidiary, GK Financing, LLC (“GK Financing”).

     The Company through its majority-owned subsidiary, GK Financing, provided Gamma Knife units to twelve medical centers as of March 31, 2002 in Arkansas, California, Connecticut, Illinois, Massachusetts, Mississippi, Nevada, New Jersey, Ohio, Texas and Wisconsin.

     All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2. Per Share Amounts

     Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding. For the three months ended March 31, 2002 basic earnings per share was computed using 3,554,000 common shares and diluted earnings per share was computed using 5,012,000 common shares and equivalents. For the three months ended March 31, 2001 basic earnings per share was computed using 3,612,000 common shares and diluted earnings per share was computed using 5,175,000 common shares and equivalents.

Note 3. Recent Accounting Pronouncements

     In June 2001, the Financial Standards Accounting Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, “Business Combinations” and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises”. SFAS No. 141 is effective for transactions initiated after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company does not expect the adoption of these statements to have a material effect on its consolidated results of operations or financial position.

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The Company is required to adopt the provisions of SFAS No. 143 no later than the beginning of fiscal year 2003, with early adoption permitted. The Company does not expect the adoption of this statement to have a material effect on its consolidated results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. SFAS No. 144 becomes effective for fiscal years beginning after December 15, 2001, with early applications encouraged. The Company does not expect the adoption of this statement to have a material effect on its consolidated results of operations or financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Medical services revenues increased $385,000 to $3,245,000 for the three month period ended March 31, 2002 from $2,860,000 for the three month period ended March 31, 2001. The increase reflects the addition of two new Gamma Knife units and increased utilization at Gamma Knife centers in operation for longer than one year of 2%. The Company had twelve Gamma Knife units in operation at March 31, 2002 compared to ten at March 31, 2001. Ten of the Company’s customers are under fee-per-use contracts, and two customers are under revenue sharing agreements (“retail”). For retail units the Company receives all or a percentage of the reimbursement (exclusive of physician fees) received by the customer, and is responsible for all or a percentage of the operating expenses of the Gamma Knife.

     The number of Gamma Knife procedures increased by 65 in first quarter 2002 to 410 from 345 in the same quarter in the prior year. This increase was primarily the result of two new Gamma Knife units in operation.

     Total costs of operations increased $216,000 to $1,235,000 for the three month period ended March 31, 2002 from $1,019,000 for the three month period ended March 31, 2001. Maintenance and supplies remained constant at $79,000 for three month period ended March 31,

2001 compared to $80,000 for the same period in the prior year. There were ten Gamma Knife units covered under contract maintenance as of March 31, 2002 compared to eight as of March 31, 2001. The increase in contract maintenance expense because of these additional units was offset by a maintenance expense credit of $19,000. Depreciation and amortization increased by $158,000 for the three month period ended March 31, 2002 compared to the same period in the prior year due to the increase of two additional Gamma Knife units and the upgrade of one unit to a Model C. Other operating costs increased $59,000 for the three month period ended March 31, 2002 compared to the same period in the prior year primarily due to an increase in marketing and insurance costs.

     Selling and administrative costs decreased by $11,000 to $798,000 for the three month period ended March 31, 2002 from $809,000 for the three month period ended March 31, 2001. This decrease is primarily due to a $100,000 reduction in development costs for the Company’s two startup businesses, OR21 and MedLeader during the period ended March 31, 2002 compared to the same quarter last year. This reduction is due to the Company’s decision to defer development of the MedLeader subsidiary for the present time. The reduction was offset by increases in sales and business development costs, rent expense, legal fees and accounting fees.

     Interest expense increased by $38,000 to $624,000 for the three month period ended March 31, 2002 from $586,000 for the three month period ended March 31, 2001 due to the addition of two Gamma Knife units and the upgrade on one existing unit, all of which were financed with long-term debt. The newer Gamma Knife units have higher interest expense than more mature units because interest expense decreases as the outstanding balance of each loan is reduced.

     Interest and other income decreased by $112,000 to $54,000 for the three month period ended March 31, 2002 from $166,000 for the three month period ended March 31, 2001 primarily due to lower interest rates available on invested cash balances.

     Minority interest increased by $22,000 to $217,000 for the three month period ended March 31, 2002 from $195,000 for the three month period ended March 31, 2001 due to increased profitability of GK Financing. Minority interest represents the 19% interest of GK Financing owned by a third party.

     The Company recorded $105,000 in income tax expense in the first quarter 2002 compared to no income tax expense in first quarter 2001 due to net operating loss carryforwards available for tax purposes. The Company began recording a 40% income tax provision in second quarter 2001. The 40% income tax rate for first quarter 2002 was reduced to an effective income tax rate of approximately 25% due to a tax benefit that was recorded for the exercise of 100,000 options. This income tax reduction of $65,000 is the result of compensation expense that was recognized when the options were granted in 1995.

     The Company had net income of $320,000 ($0.09 per basic share) for the three month period ended March 31, 2002 compared to net income of $417,000 ($0.12 per basic share) in the same period in the prior year. This decrease is primarily due to $105,000 of income tax expense in first quarter 2002 compared to no income tax expense in the same quarter 2001, and a reduction in interest and other income of $112,000. These reductions to net income were partially offset by a 13% increase in revenue as a result of two additional Gamma Knife units and a reduction of $100,000 in costs associated with MedLeader and OR21.

Liquidity and Capital Resources

     The Company had cash and cash equivalents of $11,041,000 at March 31, 2002 compared to $11,580,000 at December 31, 2001. The Company’s cash position decreased by $539,000 because of an increase in accounts receivable of $355,000 primarily due to increased revenue, and a reduction in accounts payable of $207,000. In addition the Company made a deposit of $100,000 on a new Gamma Knife unit.

     The Company as of March 31, 2002 had shareholders’ equity of $13,638,000, working capital of $8,739,000 and total assets of approximately $42,199,000.

     The Company has scheduled interest and principal payments under its debt obligations of approximately $6,860,000 during the next 12 months. The Company believes that its cash flow from operations and cash resources are adequate to meet its scheduled debt obligations during the next 12 months.

     The Company is investing its cash in an institutionally priced money market fund pending use in the Company’s operations. The investment objective of the money market fund is to maintain a stable net asset value, in order to maximize yield while preserving principal value.

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

AMERICAN SHARED HOSPITAL SERVICES
Registrant

Date: May 13, 2002	/s/ Ernest A. Bates

Ernest A. Bates, M.D. Chairman of the Board and Chief Executive Officer

Date: May 13, 2002	/s/ Craig K. Tagawa

Craig K. Tagawa Senior Vice President Chief Operating and Financial Officer