Form 10-Q
period 2002-06-30
AMERICAN SHARED HOSPITAL SERVICES
filed 2002-08-12
CIK 744825

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002 or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [    ]

As of July 31, 2002, there are outstanding 3,768,203 shares of the Registrant’s common stock.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
ASSETS	June 30, 2002	Dec. 31, 2001

Current assets:
Cash and cash equivalents	$10,018,000	$11,580,000
Restricted cash	50,000	50,000
Accounts receivable, net of allowance for doubtful accounts of $70,000 in 2002 and $70,000 in 2001	2,714,000	2,369,000
Prepaid expenses and other assets	678,000	789,000

Total current assets	13,460,000	14,788,000
Property and equipment:
Medical equipment and facilities	34,777,000	31,278,000
Office equipment	381,000	234,000
Deposits and construction in progress	3,867,000	3,202,000

	39,025,000	34,714,000
Accumulated depreciation and amortization	(9,016,000)	(7,360,000)

Net property and equipment	30,009,000	27,354,000
Other assets	553,000	243,000

Total assets	$44,022,000	$42,385,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$184,000	$412,000
Accrued interest	182,000	176,000
Employee compensation and benefits	94,000	215,000
Other accrued liabilities	147,000	329,000
Current portion of long-term debt	4,865,000	4,305,000

Total current liabilities	5,472,000	5,437,000
Long-term debt, less current portion	22,693,000	21,615,000
Deferred income taxes	691,000	383,000
Minority interest	1,122,000	1,165,000
Shareholders’ equity:
Common stock, without par value:
authorized shares - 10,000,000; issued and outstanding shares, 3,768,000 in 2002 and 3,525,000 in 2001	9,148,000	9,240,000
Additional paid-in capital	3,312,000	3,154,000
Retained earnings	1,584,000	1,391,000

Total shareholders’ equity	14,044,000	13,785,000

Total liabilities and shareholders’ equity	$44,022,000	$42,385,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,

	2002	2001	2002	2001

Revenue:
Medical services	$3,216,000	$2,819,000	$6,461,000	$5,679,000
Costs and expenses:
Costs of operations:
Maintenance and supplies	104,000	87,000	183,000	167,000
Depreciation and amortization	826,000	728,000	1,628,000	1,372,000
Other	367,000	244,000	721,000	539,000

	1,297,000	1,059,000	2,532,000	2,078,000
Selling and administrative	863,000	772,000	1,661,000	1,581,000
Interest	575,000	637,000	1,199,000	1,223,000

Total costs and expenses	2,735,000	2,468,000	5,392,000	4,882,000

	481,000	351,000	1,069,000	797,000
Interest and other income	43,000	122,000	97,000	288,000
Minority interest	(178,000)	(163,000)	(395,000)	(358,000)

Income before income taxes	346,000	310,000	771,000	727,000
Income tax expense	35,000	124,000	140,000	124,000

Net income	$311,000	$186,000	$631,000	$603,000

Net income per share:
Earnings per common share — basic	$0.08	$0.05	$0.17	$0.17

Earnings per common share — assuming dilution	$0.06	$0.04	$0.13	$0.12

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months ended June 30,

	2002	2001

Operating activities:
Net income	$631,000	$603,000
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	1,674,000	1,407,000
Deferred income taxes	140,000	124,000
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(345,000)	(128,000)
Decrease in prepaid expenses and other assets	109,000	104,000
(Decrease) increase in accounts payable and accrued liabilities	(525,000)	185,000

Net cash from operating activities	1,684,000	2,295,000
Investing activities:
Purchase of property and equipment (net of financing)	(567,000)	(548,000)
(Decrease) in minority interest	(43,000)	(98,000)

Net cash from investing activities	(610,000)	(646,000)
Financing activities:
Payment of dividends	(438,000)	(361,000)
Payment received for exercise of stock options	44,000	15,000
Repurchase of options/warrants	(135,000)	(74,000)
Repurchase of common stock	0	(416,000)
Principal payments on long-term debt and capitalized leases	(2,107,000)	(1,453,000)

Net cash from financing activities	(2,636,000)	(2,289,000)

Net (decrease) in cash and cash equivalents	(1,562,000)	(640,000)
Cash and cash equivalents at beginning of period	11,580,000	12,421,000

Cash and cash equivalents at end of period	$10,018,000	$11,781,000

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest paid	$1,193,000	$1,164,000
Income taxes paid	$73,000	$21,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly American Shared Hospital Services’ consolidated financial position as of June 30, 2002 and the results of its operations for the three and six month periods ended June 30, 2002 and 2001, which results are not necessarily indicative of results on an annualized basis. Consolidated balance sheet amounts as of December 31, 2001 have been derived from audited financial statements.

     These financial statements include the accounts of American Shared Hospital Services (the “Company”) and its wholly-owned subsidiaries: American Shared Radiosurgery Services; OR21, Inc. (“OR21”); MMRI, Inc.; MedLeader.com, Inc. (“MedLeader”); and the Company’s majority-owned subsidiary, GK Financing, LLC (“GK Financing”).

     The Company through its majority-owned subsidiary, GK Financing, provided Gamma Knife units to thirteen medical centers as of June 30, 2002 in Arkansas, California, Connecticut, Florida, Illinois, Massachusetts, Mississippi, Nevada, New Jersey, Ohio, Texas and Wisconsin.

     All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2. Per Share Amounts

     Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding. For the three and six months ended June 30, 2002 basic earnings per share was computed using 3,717,000 and 3,635,000 common shares, and diluted earnings per share was computed using 5,082,000 and 5,047,000 common shares and equivalents, respectively. For the three and six months ended June 30, 2001 basic earnings per share was computed using 3,584,000 and 3,598,000 common shares and diluted earnings per share was computed using 5,145,000 and 5,160,000 common shares and equivalents, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Medical services revenue increased $397,000 and $782,000 for the three and six month periods ended June 30, 2002 from $2,819,000 and $5,679,000 for the three and six month periods ended June 30, 2001. The increase in second quarter 2002 compared to second quarter 2001 reflects increased revenue at Gamma Knife centers in operation for longer than one year and the addition of one new Gamma Knife unit. The Company had thirteen Gamma Knife units in operation at June 30, 2002 compared to twelve at June 30, 2001. For the six months ended June 30, 2002, the revenue increase is due to one new gamma knife unit in second quarter 2002 and the full six month inclusion of two gamma knife units that started in second quarter 2001. In addition there was an increase in revenue at Gamma Knife centers in operation more than one year. Eleven of the Company’s customers are under fee-per-use contracts, and two customers are under revenue sharing agreements (“retail”). For retail units, the Company receives all or a percentage of the reimbursement (exclusive of physician fees) received by the customer, and is responsible for all or a percentage of the operating expenses of the Gamma Knife.

     The number of Gamma Knife procedures increased by 10% and 14% to 394 and 804 for the three and six month periods ended June 30, 2002 from 358 and 703 for the three and six month periods ended June 30, 2001. These increases were due to the addition of two new Gamma Knife units during second quarter 2001 and one new Gamma Knife unit during second quarter 2002, as well as an increase in procedures performed at units in operation for more than one year of 5% and 3% for the three and six month periods respectively.

     Total costs of operations increased $238,000 and $454,000 for the three and six month periods ended June 30, 2002 from $1,059,000 and $2,078,000 for the three and six month periods ended June 30, 2001. Maintenance and supplies increased $17,000 and $16,000 for the three and six month periods ended June 30, 2002 compared to the same period in the prior year due to additional Gamma Knife units that started contract maintenance after the expiration of each unit’s warranty period. There were eleven Gamma Knife units covered under contract maintenance as of June 30, 2002 compared to nine as of June 30, 2001. Depreciation and amortization increased $98,000 and $256,000 for the three and six month periods ended June 30, 2002 compared to the same period in the prior year due to the addition of one new Gamma Knife unit in second quarter 2002, the upgrade of one unit to a Model C, and the full six month inclusion of two new Gamma Knife units that started in second quarter 2001. Other operating costs increased $123,000 and $182,000 for the three and six month periods ended June 30, 2002 compared to the same period in the prior year due to an increase in insurance and marketing costs.

     Selling and administrative costs increased $91,000 and $80,000 for the three and six month periods ended June 30, 2002 from $772,000 and $1,581,000 for the three and six month periods ended June 30, 2001. For the three month period this increase is primarily due to increased building rent, legal and accounting fees, and increased sales and business development costs. For the six month period the increase is primarily due to increased rent, legal and accounting fees which were offset by a reduction in costs associated with the development of the Company’s new subsidiaries, OR21 and MedLeader. For the six month period ended June 30, 2002 there was $44,000 of development costs for these two startup businesses compared to $154,000 in the prior year.

     Interest expense decreased $62,000 and $24,000 for the three and six month periods ended June 30, 2002 from $637,000 and $1,223,000 for the three and six month periods ended June 30, 2001. This was due in part to capitalized interest on deposits made by the Company on future Gamma Knife units, and also in part to lower interest expense on the debt relating to the more mature units. The mature units have lower interest expense because interest expense decreases as the outstanding balance of each loan is reduced. This reduction offset the additional interest expense on the financing of the new Gamma Knife unit during second quarter 2002.

     Interest and other income decreased $79,000 and $191,000 for the three and six month periods ended June 30, 2002 from $122,000 and $288,000 for the three and six month periods ended June 30, 2001 primarily due to lower interest rates on invested cash balances.

     Minority interest increased $15,000 and $37,000 for the three and six month periods ended June 30, 2002 from $163,000 and $358,000 for the three and six month periods ended June 30, 2001 due to increased profitability of GK Financing. Minority interest represents the 19% interest of GK Financing owned by a third party.

     The Company recorded $35,000 and $140,000 of income tax expense for the three and six month periods ended June 30, 2002 compared to $124,000 for the three and six month periods ended June 30, 2001. During second quarter 2002, the Company’s 40% income tax provision was reduced by $103,000 due to an income tax benefit that was recorded for the exercise of options to purchase 160,000 common shares. The Company recorded a 40% income tax provision in second quarter 2001. For the six months ended June 30, 2002, there was an additional income tax benefit of $65,000 which resulted from the exercise of options to purchase 100,000 common shares in the first quarter. The income tax benefits are the result of compensation expense that was recognized when these options for common shares were granted in 1995. The Company did not begin recording an income tax provision until second quarter 2001 due to net operating loss carryforwards available for tax purposes.

     The Company had net income of $311,000 ($0.08 per basic share) and $631,000 ($0.17 per basic share) for the three and six month periods ended June 30, 2002 compared to net income of $186,000 ($0.05 per basic share) and $603,000 ($0.17 per basic share) in the same period in the prior year. The increase for both the three and six month periods ended June 30, 2002 is primarily the result of a 14% increase in revenue and an income tax benefit due to the exercise of options to purchase common shares in both first and second quarter 2002. For the six month period there was also a decrease in costs associated with MedLeader and OR21. These increases to net income were partially offset by a reduction in interest and other income of $79,000 and $191,000 for the three and six month periods.

Liquidity and Capital Resources

     The Company had cash and cash equivalents of $10,018,000 at June 30, 2002 compared to $11,580,000 at December 31, 2001. The Company’s cash position decreased by $1,562,000 because of an increase in accounts receivable of $345,000 primarily due to increased revenue, a reduction in accounts payable of $525,000, deposits of $475,000 on future Gamma Knife purchases, and payment of annual dividends of $0.12 per share ($438,000) to shareholders of record on March 15, 2002.

     The Company as of June 30, 2002 had shareholders’ equity of $14,044,000, working capital of $7,988,000 and total assets of approximately $44,022,000.

     The Company has scheduled interest and principal payments under its debt obligations of approximately $7,273,000 during the next 12 months. The Company believes that its cash flow from operations and cash resources is adequate to meet its scheduled debt obligations during the next 12 months.

     The Company is investing its cash in an institutionally priced money market fund pending use in the Company’s operations. The investment objective of the money market fund is to maintain a stable net asset value, in order to maximize yield while preserving principal value.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Changes in Securities

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Securities Holders

The Company’s Annual Meeting of Shareholders (“Meeting”) was held on June 6, 2002. There were present in person or by proxy at said Meeting shareholders holding 3,454,206 shares which represented 95.7% of the 3,608,203 shares outstanding and entitled to vote at the Meeting, which represented a quorum. At the Meeting, the shareholders:

1)	Voted on the Election of Directors as follows:

Nominee	For	Withhold

Ernest A. Bates, M.D.	3,445,606	8,600
Willie R. Barnes	3,445,606	8,600
John F. Ruffle	3,445,606	8,600
Stanley S. Trotman, Jr.	3,445,206	9,000
Charles B. Wilson, M.D.	3,445,606	8,600

Dr. Bates, Mr. Barnes, Mr. Ruffle, Mr. Trotman and Dr. Wilson were elected to the Board of Directors.

2)	Voted on the ratification of Moss Adams, LLP as the Company’s independent accountants for the year ended December 31, 2002. There were 3,426,771 votes for, 18,945 votes against and 8,490 votes abstained.

Moss Adams, LLP was ratified as the Company’s independent accountants for the year ended December 31, 2002.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

The following exhibit is filed herewith:

Exhibit Number	Description

10.39	Lease Agreement for a Gamma Knife Unit dated as of July 18, 2001 between GK Financing, LLC and Bayfront Medical Center, Inc.. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SHARED HOSPITAL SERVICES
Registrant

Date: August 12, 2002	/s/ Ernest A. Bates

Ernest A. Bates, M.D. Chairman of the Board and Chief Executive Officer
Date: August 12, 2002	/s/ Craig K. Tagawa

Craig K. Tagawa Senior Vice President Chief Operating and Financial Officer