Form 10-Q
period 2002-09-30
AMERICAN SHARED HOSPITAL SERVICES
filed 2002-11-14
CIK 744825

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002 or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [    ]

As of October 31, 2002 there are outstanding 3,783,203 shares of the Registrant’s common stock.

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	Sept. 30, 2002	Dec. 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$10,457,000	$11,580,000
Restricted cash	50,000	50,000
Accounts receivable, net of allowance for doubtful accounts of $84,000 in 2002 and $70,000 in 2001	3,171,000	2,369,000
Prepaid expenses and other assets	550,000	789,000

Total current assets	14,228,000	14,788,000
Property and equipment:
Medical equipment and facilities	37,239,000	31,278,000
Office equipment	391,000	234,000
Deposits and construction in progress	2,064,000	3,202,000

	39,694,000	34,714,000
Accumulated depreciation and amortization	(9,942,000)	(7,360,000)

Net property and equipment	29,752,000	27,354,000
Other assets	559,000	243,000

Total assets	$44,539,000	$42,385,000

	(unaudited)	(audited)
	Sept. 30, 2002	Dec. 31, 2001

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$251,000	$412,000
Accrued interest	194,000	176,000
Employee compensation and benefits	123,000	215,000
Other accrued liabilities	305,000	329,000
Current portion of long-term debt	5,265,000	4,305,000

Total current liabilities	6,138,000	5,437,000
Long-term debt, less current portion	21,782,000	21,615,000
Deferred income taxes	881,000	383,000
Minority interest	1,386,000	1,165,000
Shareholders’ equity:
Common stock, without par value:
authorized shares - 10,000,000; issued and outstanding shares, 3,783,000 in 2002 and 3,525,000 in 2001	9,173,000	9,240,000
Additional paid-in capital	3,312,000	3,154,000
Retained earnings	1,867,000	1,391,000

Total shareholders’ equity	14,352,000	13,785,000

Total liabilities and shareholders’ equity	$44,539,000	$42,385,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months ended Sept. 30,		Nine Months ended Sept. 30,

	2002	2001	2002	2001

Revenues:
Medical services	$3,563,000	$3,050,000	$10,024,000	$8,729,000
Costs and expenses:
Costs of operations:
Maintenance and supplies	141,000	90,000	324,000	257,000
Depreciation and amortization	911,000	788,000	2,539,000	2,160,000
Other	290,000	188,000	1,011,000	727,000

	1,342,000	1,066,000	3,874,000	3,144,000
Selling and administrative	899,000	798,000	2,560,000	2,379,000
Interest	626,000	652,000	1,825,000	1,875,000

Total costs and expenses	2,867,000	2,516,000	8,259,000	7,398,000

	696,000	534,000	1,765,000	1,331,000
Interest and other income	41,000	100,000	138,000	388,000
Minority interest	(264,000)	(208,000)	(659,000)	(566,000)

Income before income taxes	473,000	426,000	1,244,000	1,153,000
Income tax (expense)	(190,000)	(170,000)	(330,000)	(294,000)

Net income	$283,000	$256,000	$914,000	$859,000

Net income per share:
Earnings per common share — basic	$0.08	$0.07	$0.25	$0.24

Earnings per common share — assuming dilution	$0.06	$0.05	$0.18	$0.17

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months ended Sept. 30,

	2002	2001

Operating activities:
Net income	$914,000	$859,000
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	2,611,000	2,212,000
Deferred income taxes	330,000	294,000
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(802,000)	(239,000)
Decrease (increase) in prepaid expenses and other assets	222,000	(5,000)
(Decrease) in accounts payable and accrued liabilities	(259,000)	(10,000)

Net cash from operating activities	3,016,000	3,111,000
Investing activities:
Purchase of property and equipment (net of financing)	(627,000)	(694,000)
Increase in minority interest	221,000	14,000

Net cash from investing activities	(406,000)	(680,000)
Financing activities:
Payment of dividends	(438,000)	(361,000)
Payment received for exercise of stock options	68,000	15,000
Repurchase of options/warrants	0	(74,000)
Repurchase of common stock	(135,000)	(521,000)
Principal payments on long-term debt and capitalized leases	(3,228,000)	(2,362,000)

Net cash from financing activities	(3,733,000)	(3,303,000)

Net (decrease) in cash and cash equivalents	(1,123,000)	(872,000)
Cash and cash equivalents at beginning of period	11,580,000	12,421,000

Cash and cash equivalents at end of period	$10,457,000	$11,549,000

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest paid	$1,808,000	$1,815,000
Income taxes paid	$85,000	$23,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly American Shared Hospital Services’ consolidated financial position as of September 30, 2002 and the results of its operations for the three and nine month periods ended September 30, 2002 and 2001, which results are not necessarily indicative of results on an annualized basis. Consolidated balance sheet amounts as of December 31, 2001 have been derived from audited financial statements.

     These financial statements include the accounts of American Shared Hospital Services (the “Company”) and its wholly-owned subsidiaries: American Shared Radiosurgery Services; OR21, Inc. (“OR21”); MMRI, Inc.; MedLeader.com, Inc. (“MedLeader”); and the Company’s majority-owned subsidiary, GK Financing, LLC (“GK Financing”).

     The Company through its majority-owned subsidiary, GK Financing, provided Gamma Knife units to fourteen medical centers as of September 30, 2002 in Arkansas, California, Connecticut, Florida, Illinois, Massachusetts, Mississippi, Nevada, New Jersey, New York, Ohio, Texas and Wisconsin.

     All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2. Per Share Amounts

     Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding. For the three and nine months ended September 30, 2002 basic earnings per share was computed using 3,769,000 and 3,681,000 common shares, and diluted earnings per share was computed using 5,082,000 and 5,059,000 common shares and equivalents, respectively. For the three and nine months ended September 30, 2001 basic earnings per share was computed using 3,549,000 and 3,581,000 common shares, and diluted earnings per share was computed using 5,126,000 and 5,148,000 common shares and equivalents, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Medical services revenues increased $513,000 and $1,295,000 for the three and nine month periods ended September 30, 2002 from $3,050,000 and $8,729,000 for the three and nine month periods ended September 30, 2001. The revenue increase in third quarter 2002 compared to third quarter 2001 reflects increased revenue at Gamma Knife centers in operation for longer than one year and the increase in revenue from two additional Gamma Knife units. For the nine months ended September 30, 2002, the increase is due to two new Gamma Knife units that started during 2002, the full nine month inclusion of two Gamma Knife units that started in 2001, and a three percent (3%) increase in revenue at Gamma Knife centers in operation more than one year. The Company had 14 Gamma Knife units in operation at September 30, 2002 compared to 12 at September 30, 2001. Twelve (12) of the Company’s customers are under fee-per-use contracts, and two customers are under revenue sharing agreements (“retail”). For retail units, the Company receives all or a percentage of the reimbursement (exclusive of physician fees) received by the customer, and is responsible for all or a percentage of the operating expenses of the Gamma Knife.

     The number of Gamma Knife procedures increased by 21% and 17% to 470 and 1,274 for the three and nine month periods ended September 30, 2002 from 390 and 1,093 for the three and nine month periods ended September 30, 2001, respectively. These increases were due to the addition of two new Gamma Knife units during 2002 (one each in the second and third quarter), two new Gamma Knife units during second quarter 2001, and an increase in procedures performed at units in operation for more than one year of 10% and 6% for the three and nine month periods, respectively.

     Total costs of operations increased $276,000 and $730,000 for the three and nine month periods ended September 30, 2002 from $1,066,000 and $3,144,000 for the three and nine month periods ended September 30, 2001. Maintenance and supplies increased $51,000 and $67,000 for the three and nine month periods ended September 30, 2002 compared to the same periods in the prior year due to additional Gamma Knife units that started contract maintenance after the expiration of each unit’s warranty period. There were eleven Gamma Knife units covered under contract maintenance as of September 30, 2002 compared to nine as of September 30, 2001. Depreciation and amortization increased $123,000 and $379,000 for the three and nine month periods ended September 30, 2002 compared to the same periods in the prior year due to the addition of one new Gamma Knife unit in each of the second and third quarters of 2002, the upgrade of one unit to a Model C in first quarter 2002, and the full nine month inclusion of two new Gamma Knife units that started in second quarter 2001. Other operating costs increased $102,000 and $284,000 for the three and nine month periods ended September 30, 2002 compared to the same periods in the prior year, respectively. These increases were primarily due to higher marketing and insurance costs, and were partially offset by a $70,000 use tax credit recorded during third quarter 2002.

     Selling and administrative costs increased $101,000 and $181,000 for the three and nine month periods ended September 30, 2002 from $798,000 and $2,379,000 for the three and nine month periods ended September 30, 2001. For both the three and nine month periods this increase is primarily due to increased payroll related costs, rent expense and legal fees. For the nine month period, selling and administrative cost increases were partially offset by reduced costs ($102,000) in 2002 associated with the Company’s subsidiaries, OR21 and Medleader.

     Interest expense decreased $26,000 and $50,000 for the three and nine month periods ended September 30, 2002 from $652,000 and $1,875,000 for the three and nine month periods ended September 30, 2001. This is primarily due to lower interest expense on the debt relating to the more mature Gamma Knife units. The mature units have lower interest expense because interest expense decreases as the outstanding balance of each loan in reduced. This reduction offset the additional interest expense on the financing of the two new Gamma Knife units during 2002.

     Interest and other income decreased $59,000 and $250,000 for the three and nine month periods ended September 30, 2002 from $100,000 and $388,000 for the three and nine month periods ended September 30, 2001 primarily due to lower interest rates on invested cash balances.

     Minority interest increased $56,000 and $93,000 for the three and nine month periods ended September 30, 2002 from $208,000 and $566,000 for the three and nine month periods ended September 30, 2001 due to increased profitability of GK Financing. Minority interest represents the 19% interest of GK Financing owned by a third party.

     The Company recorded a 40% income tax provision in both third quarter 2002 ($190,000) and third quarter 2001 ($170,000). For the nine months ended September 2002, the Company recorded a 40% income tax provision that was partially offset by an income tax benefit of $168,000 which resulted from the exercise of options to purchase 260,000 common shares during the first and second quarter. The income tax benefits are the result of compensation expense that was recognized when these options for common shares were granted in 1995. For the nine months ended September 2001, the Company did not begin recording a 40% income tax provision until second quarter 2001 due to net operating loss carryforwards available for tax purposes.

     The Company had net income of $283,000 ($0.08 per basic share) and $914,000 ($0.25 per basic share) for the three and nine month periods ended September 30, 2002 compared to net income of $256,000 ($0.07 per basic share) and $859,000 ($0.24 per basic share) in the same periods in the prior year. The increase for both the three and nine month periods ended September 30, 2002 is primarily the result of a 17% and 15% increase in revenue over the same periods in the prior year respectively. The increases in net income due to revenue growth were partially offset by a reduction in interest and other income of $59,000 and $250,000 for the three and nine month periods. For the nine month period there was also a decrease in costs associated with MedLeader and OR21, primarily because the Company has delayed further activity in MedLeader at this time.

Liquidity and Capital Resources

     The Company had cash and cash equivalents of $10,457,000 at September 30, 2002 compared to $11,580,000 at December 31, 2001. The Company’s cash position decreased by $1,123,000, primarily due to purchases of property and equipment of $627,000 (including deposits of $475,000 on future Gamma Knife purchases), payment of annual dividends of $0.12 per share ($438,000) to shareholders of record on March 15, 2002, a reduction in accounts payable and other accrued liabilities of $259,000, and increased principal payments on long term debt relating to the Gamma Knife units.

     The Company as of September 30, 2002 had shareholders’ equity of $14,352,000, working capital of $8,090,000 and total assets of approximately $44,539,000.

     The Company has scheduled interest and principal payments under its debt obligations of approximately $7,787,000 during the next 12 months. The Company believes that its cash flow from operations and cash resources is adequate to meet its scheduled debt obligations during the next 12 months.

     The Company is investing its cash in an institutionally priced money market fund pending use in the Company’s operations. The investment objective of the money market fund is to maintain a stable net asset value, in order to maximize yield while preserving principal value.

Item 4. Controls and Procedures

     (a)  Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date (the “Evaluation Date”) within 90 days of the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

     (b)  Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

     None.

Item 2. Changes in Securities.

     None.

Item 3. Defaults upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Securities Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits The following exhibit is filed herewith:

Exhibit Number	Description
10.40	Lease Agreement for a Gamma Knife Unit dated as of September 13, 2001 between GK Financing, LLC and Mercy Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)

10.41	Addendum Number One to Contract with GKF and Mercy Medical Center, dated September 13, 2001 between GK Financing, LLC and Mercy Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SHARED HOSPITAL SERVICES
Registrant

Date:	November 14, 2002	/s/ Ernest A. Bates

Ernest A. Bates, M.D. Chairman of the Board and Chief Executive Officer

Date:	November 14, 2002	/s/ Craig K. Tagawa

Craig K. Tagawa Senior Vice President Chief Operating and Financial Officer

CERTIFICATION

I, Craig K. Tagawa, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of American Shared Hospital Services;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

October 31, 2002

/s/ Craig K. Tagawa
Craig K. Tagawa
Chief Financial Officer

CERTIFICATION

I, Ernest A. Bates, M.D., certify that:

1.     I have reviewed this quarterly report on Form 10-Q of American Shared Hospital Services;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

October 31, 2002

/s/ Ernest A. Bates, M.D.
Ernest A. Bates, M.D.
Chief Executive Officer