Form 10-K
period 2002-12-31
AMERICAN SHARED HOSPITAL SERVICES
filed 2003-03-31
CIK 744825

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-8789

American Shared Hospital Services

(Exact name of registrant as specified in its charter)

California	94-2918118
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Four Embarcadero Center, Suite 3700, San Francisco, California 94111-4107

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code:

(415) 788-5300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock No Par Value	American Stock Exchange Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑

      As of June 28, 2002, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $11,044,000.

      Number of shares of common stock of the registrant outstanding as of March 14, 2003: 3,783,203.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant’s definitive Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

Page

PART I
Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II
Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Controls and Procedures

PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

PART I

Item 1.	Business

General

      American Shared Hospital Services (“ASHS” and, together with its subsidiaries, the “Company”) provides Gamma Knife stereotactic radiosurgery services to fourteen medical centers in thirteen states. The Company provides these services through its 81% indirect interest in GK Financing, LLC, a California limited liability company (“GKF”). The remaining 19% of GKF is owned by GKV Investments, Inc., a wholly owned U.S. subsidiary of Elekta AG, a Swedish company (“Elekta”). Elekta is the manufacturer of the Leksell Gamma Knife® (the “Gamma Knife”). GKF is a non-exclusive provider of alternative financing services for Elekta. Gamma Knife services accounted for 100% of the Company’s revenue in 2002.

      At present, the Company is developing its business model for “The Operating Room for the 21st Century”® (“OR21”®). OR21 is not expected to generate significant revenue within the next twelve months.

      In November 1998, the Company sold its diagnostic imaging business to affiliates of Alliance Imaging, Inc. (the “Purchaser”) for $13,552,000 in cash and the assumption by the Purchaser of substantially all of the liabilities of the diagnostic imaging business, including approximately $27.1 million in debt. Prior to that sale, the Company provided Magnetic Resonance Imaging, Computed Axial Tomography, Ultrasound, Nuclear Medicine and Cardiac Catheterization Laboratory services to approximately 190 customers in 22 states.

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

      The Gamma Knife treats selected malignant tumors (i.e., solitary and multiple metastatic tumors, gliomas, nasopharyngeal carcinomas and ocular meningiomas), benign brain tumors (i.e., meningiomas, pituitary and acoustic neuromas, craniopharyngiomas), arteriovenous malformations and trigeminal neuralgia (facial pain). Research is being conducted at select Gamma Knife centers to determine whether the Gamma Knife can be effective in the treatment of epilepsy, Parkinson’s Disease and other functional disorders.

      There are currently 74 Gamma Knife sites in the United States and approximately 173 units in operation worldwide. As of December 31, 2002, in excess of 200,000 procedures had been performed worldwide. An estimated percentage breakdown of these Gamma Knife procedures performed in the U.S. by indications treated are as follows: malignant (44%) and benign (30%) brain tumors, vascular disorders (12%) and functional disorders (14%).

      The Company, as of March 14, 2003, has fourteen (14) Gamma Knife units operating at fourteen (14) sites in the United States. In addition, the Company has three (3) more hospitals that are currently under development. The Company’s first Gamma Knife commenced operation in September 1991. The Company’s Gamma Knife units performed approximately 1,700 procedures in 2002 for a cumulative total of approximately 7,400 procedures through December 31, 2002.

      Gamma Knife revenue for the Company during the five (5) years ended December 31, and the percentage of total revenue of the Company represented by the Gamma Knife for each of the last five years, are set forth below:

	Total
Year Ended	Gamma Knife	Gamma Knife/
December 31,	Revenue	Total Revenue

	(In thousands)
2002	$13,366	100.0%
2001	$11,758	100.0%
2000	$9,336	100.0%
1999	$7,151	99.9%
1998	$4,156	11.8%

      The Company conducts its Gamma Knife business through its 81% indirect interest in GKF. The remaining 19% interest is indirectly owned by Elekta. GKF, formed in October 1995, is managed by its policy committee. The policy committee is composed of one representative from the Company, Ernest A. Bates, M.D., the Company’s Chairman and CEO, and one representative from Elekta. The policy committee sets the operating policy for GKF. The policy committee may act only with the unanimous approval of both of its members. The policy committee selects a manager to handle GKF’s daily operations. Craig K. Tagawa, Chief Executive Officer of GKF and Chief Operating and Financial Officer of the Company, serves as GKF’s manager.

      GKF’s profits and/or losses and any cash distributions are allocated based on membership interests. GKF’s Operating Agreement requires that it have a cash reserve of at least $50,000 before cash distributions are made to its members. From inception to December 31, 2002, GKF distributed $8,667,000 to the Company.

Risks of Gamma Knife Business

      There are significant risks involved in the Company’s Gamma Knife business, including the following:

•	Each Gamma Knife unit requires a substantial capital investment. Historically our cost for a Gamma Knife unit, (exclusive of upgrades) has been approximately $2,647,000. In some cases, we contribute additional funds for capital costs and/or annual operating and equipment related costs such as marketing, maintenance, insurance and property taxes. Due to the structure of our contracts with medical centers, there can be no assurance that these costs will be fully recovered or that we will earn a satisfactory return on our investment.

•	There is a limited market for the Gamma Knife. Due to the substantial costs of acquiring a Gamma Knife unit, we must identify medical centers that possess neurosurgery and radiation oncology departments capable of performing a large number of Gamma Knife procedures. We have identified approximately 200 such medical centers in the United States as potential future sites. There are currently 74 operating Gamma Knife units in the United States, of which 14 units are owned by us, and approximately 173 units in operation worldwide. There can be no assurance that we will be successful in placing additional units at a significant number of sites in the future.

•	Our business is capital intensive and we have traditionally financed each Gamma Knife with debt. Our long term debt totals $27,496,000 and is collateralized by the Gamma Knife units and other assets, including our accounts receivable and future proceeds from any contract between us and any end user of the financed equipment. This high level of debt may adversely affect our ability to secure additional credit in the future, and as a result may affect our operations and profitability. If default occurs in the future, our creditors would have the ability to accelerate the defaulted loan, to seize the Gamma Knife unit with respect to which default has occurred, and to apply any collateral they may have at the time to cure the default.

•	There are currently three companies (in addition to GKF) that actively provide alternative, non-conventional Gamma Knife financing to potential customers. There are no competitor companies that currently have more than six Gamma Knife units in operation. Our relationship with Elekta, the manufacturer of the Gamma Knife, is non-exclusive, and in the past we have lost sales to customers that chose to purchase a Gamma Knife unit directly from Elekta. In addition, we may continue to lose future sales to such customers and may also lose future sales to our competitors. There can be no assurance that we will be able to successfully compete against others in placing future units.

•	There are several methods of radiosurgery (including the modified linear accelerator) as well as conventional neurosurgery that compete against the Gamma Knife. Currently, there are approximately 250 medical centers in the United States with modified linear accelerators. Each of the medical centers targeted by us could decide to acquire another radiosurgery modality instead of a Gamma Knife. In addition, neurosurgeons who are primarily responsible for referring patients for Gamma Knife surgery may not be willing to make such referrals for various reasons, instead opting for invasive surgery. There can be no assurance that we will be able to secure a sufficient number of future sites or Gamma Knife procedures to sustain its profitability and growth.

•	The amount reimbursed to medical centers for each Gamma Knife treatment may decline in the future. The reimbursement decrease may come from federally mandated programs (i.e., Medicare and Medicaid) or other third party payor groups. Twelve of our existing contracts are reimbursed by the medical center to us on a fee for service basis. The primary risk to us under this type of contract is that the actual volume of procedures could be less than projected. However, a significant reimbursement rate reduction may result in the Company restructuring certain of the existing contracts. We also have two contracts where we receive revenue based directly on the amount of reimbursement received for procedures performed. Revenue under those contracts and any future contracts with revenue based directly on reimbursement amounts will be impacted by any reimbursement rate change. Some of our future contracts for Gamma Knife services may have revenue based on such reimbursement rates instead of a fee for service basis. There can be no assurance that future changes in healthcare regulations and reimbursement rates will not directly or indirectly adversely affect our Gamma Knife revenue.

•	There is constant change and innovation in the market with regards to highly sophisticated medical equipment. New and improved medical equipment can be introduced that could make the Gamma Knife technology obsolete and that would make it uneconomical to operate. During 2000, Elekta introduced an upgraded Gamma Knife which costs approximately $3.4 million plus applicable tax and duties. This upgrade includes an Automatic Positioning System (“APS”), and therefore involves less health care provider intervention. Three of our existing Gamma Knife units include APS and ten of our existing Gamma Knife units are upgradeable. The cost to upgrade existing units to the new model C Gamma Knife with APS is estimated to be approximately $950,000. The failure to acquire or use new technology and products could have a material adverse effect on our business and results of operations.

Customers

      The Company’s current business is the outsourcing of Gamma Knife stereotactic radiosurgery services. The Company typically provides the Gamma Knife equipment, as well as planning, installation, reimbursement and marketing support services. Customers usually pay the Company on a fee per use basis. The market for these services primarily consists of major urban medical centers. The Gamma Knife business is capital intensive. The total cost of a Gamma Knife facility usually ranges from $3.25 million to $4 million, including equipment, site construction and installation. The Company’s historical cost for a Gamma Knife (exclusive of upgrades) is approximately $2,647,000 with the medical center paying for site and installation costs. The following is a listing of the Company’s current sites and sites under development as of March 14, 2003:

Original Term
of Contract
(Year Contract
Began)

Customer	Existing sites	Basis of Payment

UCSF Medical Center San Francisco, California	10 years (1991)	Fee per use
Hoag Memorial Hospital Presbyterian (“Hoag”) Newport Beach, California	10 years (1997)	Fee per use
Southwest Texas Methodist Hospital (“STMH”) San Antonio, Texas	10 years (1998)	Fee per use
Yale New Haven Ambulatory Services Corporation (“Yale”) New Haven, Connecticut	10 years (1998)	Revenue sharing
Kettering Medical Center Kettering, Ohio	10 years (1999)	Fee per use
New England Medical Center Boston, Massachusetts	10 years (1999)	Fee per use
University of Arkansas for Medical Sciences (“UAMS”) Little Rock, Arkansas	15 years (1999)	Revenue sharing
Froedtert Memorial Lutheran Hospital Milwaukee, Wisconsin	10 years (1999)	Fee per use
JFK Medical Center Edison, New Jersey	10 years (2000)	Fee per use
Sunrise Hospital and Medical Center Las Vegas, Nevada	10 years (2001)	Fee per use
Central Mississippi Medical Center Jackson, Mississippi	10 years (2001)	Fee per use
OSF Saint Francis Medical Center Peoria, Illinois	10 years (2001)	Fee per use
Bayfront Medical Center St. Petersburg, Florida	10 years (2002)	Fee per use
Mercy Medical Center Rockville Center, New York	10 years (2002)	Fee per use

Sites Under
Development

The Johns Hopkins Hospital Baltimore, Maryland	10 years	Revenue Sharing
Baptist Medical Center Jacksonville, Florida	8 years	Revenue Sharing
Albuquerque Regional Medical Center Albuquerque, New Mexico	10 years	Fee per use

      The Company’s second Gamma Knife contract, with the University of Southern California, ended in the third quarter of 1999. The customer exercised its option to purchase the equipment for its net book value, approximately $1.2 million. Currently, two of the Company’s sites now under development are projected to become operational by mid 2003. A third site under development is scheduled for the latter part of 2003.

      The Company’s fee per use agreement is typically for a ten-year term. The fixed fee per use reimbursement amount that the Company receives from the customer is based on the Company’s cost to provide the service and the anticipated volume of the customer. The contracts signed by the Company typically call for a fee ranging from $7,500 to $9,000 per procedure. There are no minimum volume guarantees required of the customer. Typically, GKF is responsible for providing the Gamma Knife and related ongoing Gamma Knife equipment expenses (i.e., personal property taxes, insurance, equipment maintenance) and also helps fund the customer’s Gamma Knife marketing. The customer generally is obligated to pay site and installation costs and the costs of operating the Gamma Knife. The customer can either renew the agreement or terminate the agreement at the end of the contractual term. If the customer chooses to terminate the agreement, then GKF removes the equipment from the medical center for possible placement at another site.

      The Company’s revenue sharing agreements (“retail”) are for a period of eight to fifteen years. Instead of receiving a fixed fee, the Company receives all or a percentage of the reimbursement (exclusive of physician fees) received by the customer less the operating expenses of the Gamma Knife. The Company is at risk for any reimbursement rate changes for Gamma Knife services by the government or other third party payors. The Company is also at risk if it inefficiently operates the Gamma Knife. There are no minimum volume guarantees required of the customer.

      Two customers (Yale and UAMS) each accounted for more than 10% of the Company’s revenue in 2002, and four customers (Hoag, STMH, Yale and UAMS) each accounted for more than 10% of the Company’s revenue in 2001 and 2000.

Marketing

      The Company markets its services through its preferred provider status with Elekta and a direct sales effort. The direct sales effort is executed by the Company’s Vice President of Sales, who joined the Company in April 2001. The major advantages to a health care provider in contracting with the Company for Gamma Knife services include:

•	The medical center avoids the high cost of owning the equipment. By not acquiring the Gamma Knife unit, the medical center is able to allocate the funds required to purchase and/or finance the Gamma Knife to other projects.

•	The medical center avoids the risk of Gamma Knife under-utilization. The Company does not have minimum volume requirements. The medical center pays the Company only for each Gamma Knife procedure performed on a patient.

•	The medical center transfers the risk of technological obsolescence to the Company. The medical center and its physicians are not under any obligation to utilize technologically obsolete equipment.

•	The Company provides planning, installation, operating and marketing assistance and support to its Gamma Knife customers.

Financing

      The Company’s Gamma Knife business is operated through GKF. GKF has funded its existing Gamma Knife units with loans from a single lender for 100% of the cost of each Gamma Knife, plus any sales tax, customs and duties. The loans are fully amortized over an 84-month period. The loans are collateralized by the Gamma Knife, customer contracts, and accounts receivable and are without recourse to the Company and Elekta.

      GKF currently has loan commitments on all three of its Gamma Knife sites under development and has received progress payments from its primary lender for two of those projects. The loan commitments require that GKF have a debt to equity plus subordinated debt ratio of 6 to 1. GKF currently meets the ratio requirement to be eligible for funding of the approximately $5,400,000 remaining cash requirements for the three projects under development.

Competition

      Conventional neurosurgery is the primary competitor of Gamma Knife radiosurgery. Gamma Knife surgery is gaining acceptance as an alternative and/or adjunct to conventional surgery due to its more favorable morbidity outcomes for certain procedures as well as its non-invasiveness. Utilization of the Company’s Gamma Knife units is contingent on the acceptance of Gamma Knife radiosurgery by the customer’s neurosurgeons, radiation oncologists and referring physicians. In addition, the utilization of the Company’s Gamma Knife units is impacted by the proximity of competing Gamma Knife centers and providers using other radiosurgery modalities.

      The Company’s ability to contract with additional customers for Gamma Knife services is dependent on its ability to compete against (i) Elekta, the manufacturer of the Gamma Knife, (ii) manufacturers of competing radiosurgery devices (primarily modified linear accelerators), and (iii) other companies that outsource Gamma Knife services. The Company does not have an exclusive relationship with Elekta and has previously lost sales to customers that choose to purchase a Gamma Knife directly from Elekta. The Company may continue to lose future sales to such customers and may also lose sales to the Company’s competitors.

Government Regulation

      The Company’s Gamma Knife customers receive payments for patient care from federal government and private insurer reimbursement programs. Currently in the United States, the majority of Gamma Knife services are performed on an in-patient basis, although a significant number are performed on an out-patient basis. Gamma Knife patients, with Medicare as their primary insurer and treated on either an in-patient or out-patient basis, comprise an estimated 20% to 30% of the total Gamma Knife patients treated.

      A Prospective Payment System (“PPS”) is utilized to reimburse hospitals for care given to hospital in-patients covered by federally funded reimbursement programs. Patients are classified into a Diagnosis Related Group (“DRG”) in accordance with the patient’s diagnosis, necessary medical procedures and other factors. Patient reimbursement is limited to a predetermined amount for each DRG. The reimbursement payment may not necessarily cover the cost of all medical services actually provided because the payment is predetermined. Effective October 1, 1997, Gamma Knife services for Medicare hospital in-patients were reclassified from DRG 1 to either DRG 7 or DRG 8. This reclassification is estimated to have reduced medical center revenue from the Medicare DRG program by approximately 30%.

      In 1986 and again in 1990, Congress enacted legislation requiring the Department of Health and Human Services (“DHHS”) to develop proposals for a PPS for Medicare out-patient services. DHHS proposed a new payment system, Ambulatory Product Classifications (“APC”), which affects all out-patient services performed in a hospital based facility. APC implementation took place in the third quarter of 2000.

      The APC consists of 346 clinically, homogenous classifications or groupings of codes that are typically used in out-patient billing. Out-patient services are bundled with fixed rates of payment determined according to specific regional and national factors, similar to that of the in-patient PPS.

      The reimbursement for Medicare patients receiving Gamma Knife services on an out-patient basis is estimated to have decreased approximately 40% under the APC system. The Gamma Knife APC rate was modified effective April 1, 2002 and the total reimbursement amount remains similar to the amount reimbursed by Medicare prior to that date. The Company has two contracts from which revenue are directly affected by changes in payment rates under the APC system. During 2002, these two contracted hospitals primarily treated Medicare Gamma Knife patients on an in-patient basis and therefore the Company believes that adoption of APC’s has not had a significant impact on the revenue of the Company. In 2003, one of the two contracts will start treating its patients on an outpatient basis and it is estimated that revenue will decrease by approximately $50,000 to $150,000. Some of the Company’s fee per use customers treat patients on an out-patient basis and may also have experienced a reduction in Medicare payment. There can be no assurance that the adoption of APC’s will not have a negative impact directly or indirectly on the Company’s revenue in the future.

      The payment of remuneration to induce the referral of health care business has been a subject of increasing governmental and regulatory focus in recent years. Section 1128B(b) of the Social Security Act (sometimes referred to as the “federal anti-kickback statute”) provides criminal penalties for individuals or entities that knowingly and willfully offer, pay, solicit or receive remuneration in order to induce referrals for items or services for which payment may be made under the Medicare and Medicaid programs and certain other government funded programs. The Social Security Act provides authority to the Office of Inspector General through civil proceedings to exclude an individual or entity from participation in the Medicare and state health programs if it is determined any such party has violated Section 1128B(b) of the Social Security Act. The Company believes that it is in compliance with the federal anti-kickback statute. Additionally, the Omnibus Budget Reconciliation Act of 1993, often referred to as “Stark II”, bans physician self-referrals to providers of designated health services with which the physician has a financial relationship. The term “designated health services” includes, among others, radiation therapy services and in-patient and out-patient hospital services. On January 1, 1995, the Physician Ownership and Referral Act of 1993 became effective in California. This legislation prohibits physician self-referrals for covered goods and services, including radiation oncology, if the physician (or the physician’s immediate family) concurrently has a financial interest in the entity receiving the referral. The Company believes that it is in compliance with these rules and regulations.

      A range of federal civil and criminal laws target false claims and fraudulent billing activities. One of the most significant is the Federal False Claims Act, which prohibits the submission of a false claim or the making of a false record or statement in order to secure a reimbursement from a government-sponsored program. In recent years, the federal government has launched several initiatives aimed at uncovering practices which violate false claims or fraudulent billing laws. Claims under these laws may be brought either by the government or by private individuals on behalf of the government, through a “whistleblower” or “qui tam” action. The Company believes that it is in compliance with the Federal False Claims Act; however, because such actions are filed under seal and may remain secret for years, there can be no assurance that the Company or one of its affiliates is not named in a material qui tam action.

      Legislation in various jurisdictions requires that health facilities obtain a Certificate of Need (“CON”) prior to making expenditures for medical technology in excess of specified amounts. Four of the Company’s existing customers were required to obtain a CON or its equivalent. The CON procedure can be expensive and time consuming and may impact the length of time before Gamma Knife services commence. CON requirements vary from state to state in their application to the operations of both the Company and its customers. In some jurisdictions the Company is required to comply with CON procedures to provide its services and in other jurisdictions customers must comply with CON procedures before using the Company’s services.

      The Company’s Gamma Knife units contain Cobalt 60 radioactive sources. The medical centers that house the Company’s Gamma Knife units are responsible for obtaining possession and user’s licenses for the Cobalt 60 source.

      The Company believes it is in substantial compliance with the various rules and regulations that affect its businesses.

Insurance and Indemnification

      The Company’s contracts with equipment vendors generally do not contain indemnification provisions. The Company maintains a comprehensive insurance program covering the value of its property and equipment, subject to deductibles, which the Company believes are reasonable.

      The Company’s customer contracts generally contain mutual indemnification provisions. The Company maintains general and professional liability insurance. The Company is not involved in the practice of medicine and therefore believes its present insurance coverage and indemnification agreements are adequate for its business.

Employees

      At December 31, 2002, the Company employed eight (8) people on a full-time basis. None of these employees is subject to a collective bargaining agreement and there is no union representation within the Company. The Company maintains various employee benefit plans and believes that its employee relations are good.

Executive Officers of the Company

      The following table provides current information concerning those persons who serve as executive officers of the Company. The executive officers were appointed by the Board of Directors and serve at the discretion of the Board of Directors.

Name	Age	Position

Ernest A. Bates, M.D.	66	Chairman of the Board of Directors, Chief Executive Officer
Craig K. Tagawa	49	Senior Vice President — Chief Operating and Financial Officer

      Ernest A. Bates, M.D., founder of the Company, has served in the positions listed above since the incorporation of the Company. He is currently a member of the Board of Trustees of The Johns Hopkins University and a Senior Trustee at the University of Rochester, a member of the Board of Overseers of the University of California at San Francisco School of Nursing, a member of the State of California High Speed Rail Authority, and a member of the Board of Directors of Salzburg Seminar. Dr. Bates is a graduate of The Johns Hopkins University and the University of Rochester School of Medicine.

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

Available Information

      Our Internet address is www.ashs.com. We make available free of charge through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

Item 2.	Properties

      The Company’s corporate offices are located at Four Embarcadero Center, Suite 3700, San Francisco, California, where it subleases approximately 4,100 square feet for $24,258 per month. This sublease runs through May 2006. A portion of the office space is subleased to two third parties for approximately $2,000 per month. These sub-sublease agreements run through November 2003 and May 2006.

      The Company leased 2,550 square feet of office space at Two Embarcadero Center, Suite 2370, San Francisco, CA for $11,054 per month through September 2002. This office space was subleased for $7,442 per month through the end of the lease term.

      For the year ended December 31, 2002 the Company’s aggregate net rental expenses for all properties and equipment were approximately $350,000.

Item 3.	Legal Proceedings

      There are no material pending legal proceedings involving the Company or any of its property. The Company knows of no legal or administrative proceedings against the Company contemplated by governmental authorities.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      The Company’s common shares, no par value (the “Common Shares”), are currently traded on the American Stock Exchange and the Pacific Exchange. The table below sets forth the high and low closing sale prices of the Common Shares of the Company on the American Stock Exchange Consolidated Reporting System for each full quarter for the last two fiscal years.

	Prices for
	Common Shares

Quarter Ending	High	Low

March 31, 2001	$2.85	$2.00
June 30, 2001	$4.65	$2.20
September 30, 2001	$4.50	$2.95
December 31, 2001	$3.30	$3.02
March 31, 2002	$3.45	$3.00
June 30, 2002	$4.29	$3.05
September 30, 2002	$4.30	$3.60
December 31, 2002	$4.41	$3.50

      The Company estimates that there were approximately 1,200 beneficial holders of its Common Shares at December 31, 2002.

      The Board of Directors authorized in March 1999 the repurchase of up to 500,000 shares of the Company’s Common Stock in the open market from time to time at prevailing prices. Approximately 484,000 shares were repurchased in the open market pursuant to that authorization, through December 31, 2002, at a cost of approximately $1,213,000. The Board of Directors on February 2, 2001 authorized the repurchase of up to another 500,000 shares of the Company’s common stock in the open market from time to time at prevailing prices. No shares have been repurchased under this additional authorization.

      During 2002 holders of options to acquire the Company’s common stock exercised their respective rights pursuant to such securities, resulting in the Company issuing approximately 300,000 new shares of common stock for approximately $68,000.

      On March 22, 1999 the Company adopted a Shareholder Rights Plan (“Plan”). Under the Plan, the Company made a dividend distribution of one Right for each outstanding share of the Company’s common stock as of the close of business on April 1, 1999. The Rights become exercisable only if any person or group, with certain exceptions, becomes an “acquiring person” (acquires 15 percent or more of the Company’s outstanding common stock) or announces a tender or exchange offer to acquire 15 percent or more of the Company’s outstanding common stock. The Company’s Board of Directors adopted the Plan to protect shareholders against a coercive or inadequate takeover offer. The Board of Directors is not aware that any person or group intends to make a takeover offer for the Company.

      At December 31, 2002 the Company had 3,783,203 issued and outstanding common shares, 1,753,873 common shares reserved for options, and 5,206 shares reserved pursuant to the Company’s Shareholder Rights Plan.

      The Board of Directors has declared a dividend of $.12 per common share to shareholders of record on March 15, 2003 to be paid on April 4, 2003. Shareholders of record on March 15, 2002 were paid a dividend of $0.12 per common share on April 2, 2002. The Board of Directors anticipates declaring and paying annual cash dividends in similar amounts in the future subject to evaluation of the Company’s level of earnings, balance sheet position and availability of cash. The Company did not pay cash dividends prior to 2001.

Item 6.	Selected Financial Data Summary of Operations

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(Amounts in thousands except per share data)
Medical services revenue	$13,366	$11,758	$9,336	$7,156	$35,162

Costs of operations	5,399	4,285	3,435	2,165	25,826
Selling and administrative expense	3,313	3,245	2,655	1,803	5,116
Interest expense	2,437	2,456	2,118	1,309	3,186

Total costs and expenses	11,149	9,986	8,208	5,277	34,128

Income from operations	2,217	1,772	1,128	1,879	1,034
Gain (loss) on sale of assets and early termination of capital leases	0	0	25	10	(2)
Gain on disposal of product line	0	0	0	0	20,478
Interest and other income	171	480	804	603	220
Minority interest	(831)	(751)	(645)	(501)	(166)

Income before income taxes	1,557	1,501	1,312	1,991	21,564
Income tax benefit (expense)	(455)	(433)	0	716	(1,513)

Net income	$1,102	$1,068	$1,312	$2,707	$20,051

Earnings per common share basic:
Net income	$0.30	$0.30	$0.34	$0.68	$4.23

Earnings per common share assuming dilution:
Net income	$0.22	$0.21	$0.24	$0.48	$3.15

See accompanying note

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(Amounts in thousands except per share data)
Balance Sheet Data
Cash	$9,924	$11,580	$12,421	$12,903	$11,114
Restricted cash	50	50	50	50	2,226
Working capital	7,175	9,351	10,155	11,125	9,088
Total assets	44,830	42,385	40,209	36,986	26,919
Current portion of long-term debt	5,490	4,305	4,126	2,545	1,885
Long-term debt, less current portion	22,006	21,615	20,300	19,887	8,823
Shareholders’ equity	$14,540	$13,785	$13,658	$12,639	$11,096

See accompanying note

(1)	In October 1995, the Company entered into an operating agreement granting to American Shared Radiosurgery Services (a California corporation and a wholly-owned subsidiary of the Company) an 81% ownership interest in GK Financing, LLC. ASHS incorporated a new wholly-owned subsidiary, OR21, Inc. (“OR21”) in November 1999, and a new wholly-owned subsidiary, MedLeader.com, Inc. (“MedLeader”) in April 2000. Accordingly, the financial data for the Company presented above include the results of GKF for 1998 through 2002, OR21 for 1999 through 2002, and MedLeader for 2000 through 2002.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

      During the years ended December 31, 2002, 2001 and 2000, 100% of the Company’s revenue were derived from its Gamma Knife business.

Total Revenues

		Increase		Increase
	2002	(Decrease)	2001	(Decrease)	2000

Medical services revenue (in thousands)	$13,366	13.7%	$11,758	25.9%	$9,336
Number of Gamma Knife procedures	1,696	16.6%	1,455	23.9%	1,174
Average revenue per procedure	$7,881	(2.5)%	$8,081	1.6%	$7,952

      Medical services revenue increased 13.7% in 2002 compared to 2001, and increased 25.9% in 2001 compared to 2000. The increase in 2002 compared to 2001 is primarily attributable to an increase in the number of Gamma Knife units in operation as well as increased revenue at Gamma Knife locations in operation for more than one year. The increase in 2001 compared to 2000 is primarily attributable to an increase in the number of Gamma Knife units in operation.

      Gamma Knife revenue increased $1,608,000 and $2,422,000 in 2002 and 2001, respectively, compared to the prior years. The 2002 increase was primarily due to the full year inclusion of two Gamma Knife units that began operation during 2001, two new Gamma Knife units that began operation during 2002, and a 3% increase in revenue for Gamma Knife units in operation more than one year. The 2001 increase was primarily due to three new Gamma Knife units that started at various times during 2001 and the full year inclusion of one new Gamma Knife unit that commenced operation in April 2000. The Company had fourteen, twelve and nine Gamma Knife units in operation at December 31, 2002, 2001 and 2000, respectively.

      The number of Gamma Knife procedures increased 241 in 2002 compared to 2001 because of the increase in the number of Gamma Knife units in operation as well as a 7% increase in procedures for Gamma Knife units in operation more than one year. The increase of 281 procedures in 2001 compared to 2000 was primarily due to the increase in the number of Gamma Knife units in operation and a 3% increase in procedures for Gamma Knife units in operation more than one year.

      Gamma Knife revenue per procedure decreased by $200 in 2002 compared to 2001 primarily because there was an increase in the number of procedures performed at certain Gamma Knife locations that have a lower per procedure rate. The Company’s contracts generally have different procedure rates because their investment basis varies. Per procedure revenue increased by $129 in 2001 compared to 2000 primarily because of the three new contracts that started during 2001.

Costs of Operations

	2002	Increase	2001	Increase	2000

	(In thousands)
Costs of operations	$5,399	26.0%	$4,285	24.7%	$3,435
Percentage of revenue	40.4%		36.4%		36.8%

      The Company’s costs of operations, consisting of maintenance and supplies, depreciation and amortization, and other operating expenses (such as insurance, property taxes, sales taxes, marketing costs and other fees) increased $1,114,000 in 2002 compared to 2001, and increased $850,000 in 2001 compared to 2000.

      The Company’s maintenance and supplies costs were 3%, 3% and 2% of medical service revenue in 2002, 2001 and 2000, respectively. Maintenance and supplies costs increased $106,000 in 2002 compared to 2001, and increased $152,000 in 2001 compared to 2000. The increase in 2002 compared to 2001 was primarily due to the expiration of the warranty period on two Gamma Knife units and the full year inclusion of one Gamma Knife unit whose warranty period expired during 2001. The increase in 2001 compared to 2000 was primarily due to the expiration of the warranty period on one Gamma Knife unit and the full year inclusion of maintenance on three Gamma Knife units whose warranty period expired during the previous year.

      Depreciation and amortization increased $541,000 in 2002 compared to 2001, and increased $663,000 in 2001 compared to 2000. The increase in 2002 was due to the addition of two new Gamma Knife units that commenced operation during second and third quarters of 2002, as well as a full year’s depreciation on two Gamma Knife units that started in second quarter 2001. The increase in 2001 was due to the addition of three new Gamma Knife units that commenced operation at various times during 2001 and a full year of depreciation of a new Gamma Knife unit that started operation during 2000.

      Other costs of operations as a percentage of medical services revenue were 11%, 9% and 10% in 2002, 2001 and 2000, respectively. The increase of $467,000 in 2002 compared to 2001 was primarily due to increased spending for marketing, and increased insurance expense because of additional Gamma Knife units and higher insurance rates. These increases were partially offset by a use tax credit of $70,000 and lower property tax expense. The increase of $35,000 in 2001 compared to 2000 was primarily due to increased sales and use tax, as well as increased insurance expense because of additional Gamma Knife units and higher insurance rates. The increase was partially offset by an $80,000 credit to property tax expense in third quarter 2001.

Selling and Administrative

	2002	Increase	2001	Increase	2000

	(In thousands)
Selling and administrative costs	$3,313	2.1%	$3,245	22.2%	$2,655
Percentage of revenue	24.8%		27.6%		28.4%

      The Company’s selling and administrative costs increased $68,000 in 2002 compared to 2001, and increased $590,000 in 2001 compared to 2000. The increase in 2002 was primarily due to increased building rent of approximately $100,000 and increased legal fees of approximately $96,000. These increases were partially offset by reduced business development costs of approximately $87,000 and reduced investor relations costs of approximately $45,000. The increase in 2001 was primarily due to increased investor relations costs of approximately $64,000, increased building rent of approximately $67,000, increased insurance expense of $66,000 and increased business development costs of approximately $278,000. The increase in business development costs was primarily due to the addition of a sales person in second quarter and the implementation of a broad based marketing program throughout the year.

Interest Expense

		Increase		Increase
	2002	(Decrease)	2001	(Decrease)	2000

	(In thousands)
Interest expense	$2,437	(0.8)%	$2,456	16.0%	$2,118
Percentage of revenue	18.2%		20.9%		22.7%

      The Company’s interest expense decreased $19,000 in 2002 compared to 2001, and increased $338,000 in 2001 compared to 2000. The decrease in 2002 was primarily due to lower interest expense on the Company’s more mature Gamma Knife units, which offset the additional interest expense on the financing of the Company’s two new Gamma Knife units in 2002. The increase in 2001 was primarily due to the addition of three new Gamma Knife units at various times during the year, all of which were financed. All of the Company’s operating Gamma Knife units are financed by means of interest bearing debt. Eight of the Company’s fourteen Gamma Knife units have been in operation for more than three years, and have lower interest expense than newer units because interest expense decreases with each principal payment.

Other Income and Expense

		Increase		Increase
	2002	(Decrease)	2001	(Decrease)	2000

	(In thousands)
Interest and other income	$171	(64.4)%	$480	(42.1)%	$829
Percentage of revenue	1.3%		4.1%		8.9%
Minority interest	$(831)	10.7%	$(751)	16.4%	$(645)
Percentage of revenue	(6.2)%		(6.4)%		(6.9)%

      Interest and other income decreased $309,000 in 2002 compared to 2001 and decreased $349,000 in 2001 compared to 2000. The decrease in 2002 was primarily due to reduced return on cash investments due to the market decline in interest rates that started during 2001 and continued through 2002, as well as lower invested cash balances. The decrease in 2001 was primarily due to reduced return on cash investments due to the market decline in interest rates that began during 2001.

      Minority interest increased $80,000 in 2002 and $106,000 in 2001 compared to prior years. Minority interest represents the pre-tax income earned by the minority member’s 19% interest in GKF. The increase in minority interest reflects the increased profitability of GKF.

Income Taxes

		Increase		Increase
	2002	(Decrease)	2001	(Decrease)	2000

	(In thousands)
Income tax benefit (expense)	$(455)	5.1%	$(433)	100.0%	$0
Percentage of revenue	3.4%		3.7%		0.0%

      Income tax expense increased $22,000 in 2002 compared to 2001, and increased $433,000 in 2001 compared to 2000. The Company’s 40% income tax provision for all of 2002 was reduced by a $168,000 income tax benefit from the exercise of options to purchase 260,000 common shares in the first and second quarters. The income tax benefit is a result of compensation expense that was recognized when these options for common shares were granted in 1995. The Company began recording a federal and state income tax provision in 2001 as the Company’s deferred tax liability began to exceed its deferred tax assets. The valuation allowance that had been provided for the deferred tax asset in excess of the deferred tax liability was eliminated in second quarter 2001. In 2000 the Company recorded no income tax expense or benefit because a valuation allowance was provided for the entire deferred tax asset in excess of the deferred tax liability.

      The Company anticipates that it will continue to record income tax expense if it operates profitably in the future. Currently there are minimal actual tax payments required due to net operating loss carryforwards and other deferred tax assets available for tax purposes.

      The Company had a net operating loss carryforward for federal income tax return purposes at December 31, 2002 of approximately $10,000,000.

Net Income

		Increase		Increase
	2002	(Decrease)	2001	Decrease)	2000

	(In thousands, except per share amounts)
Net income	$1,102	3.2%	$1,068	(18.6)%	$1,312
Net income per share	$0.30	N/A	$0.30	(11.8)%	$0.34

      The Company had net income of $1,102,000 in 2002 compared to $1,068,000 in 2001 and $1,312,000 in 2000. Net income for 2002 included increased income from operations of $445,000 compared to 2001, which was offset by reduced interest and other income of $309,000. Net income for 2001 included a provision for federal and state income taxes of $433,000, startup costs for OR21 and MedLeader of $200,000 and an increase compared to 2000 of $278,000 in business development costs. Net income for 2000 included restructuring costs of $120,000 and startup costs for OR21 and MedLeader of $228,000.

Liquidity and Capital Resources

      The Company had cash and cash equivalents of $9,924,000 at December 31, 2002 compared to $11,580,000 at December 31, 2001. Our expected primary cash needs on both a short and long-term basis are for capital expenditures, business expansion, working capital and other general corporate purposes.

      Restricted cash of $50,000 at December 31, 2002 reflects cash that may only be used for the operations of GKF.

      Operating activities provided cash of $4,188,000 in 2002. Net income of $1,102,000, depreciation of $3,529,000 and an increase in the deferred tax liability of $207,000 were offset by a decrease in accounts payable and other accrued liabilities of $376,000, and increases in prepaid expenses and other assets of $75,000 and receivables of $202,000. The Company’s trade accounts receivable decreased slightly to $2,089,000 at December 31, 2002 from $2,160,000 at December 31, 2001. This decrease was primarily due to a reduction in the number of days’ revenue outstanding in accounts receivable (“DSO”) for some of the Gamma Knife contracts, which offset additional accounts receivable due to two new Gamma Knife contracts in 2002. The DSO was 55 and 70 days as of December 31, 2002 and December 31, 2001, respectively. We expect DSO to fluctuate in the future depending on timing of customer payments received and the mix of fee per use vs. retail customers. Other receivables increased by $273,000, primarily due to a credit on over payment of use taxes.

      Investing activities used $1,063,000 of cash in 2002. The Company used $1,346,000 of its cash towards the purchase of equipment, primarily deposits on future Gamma Knife units. This was offset by an increase in minority interest of $283,000.

      Financing activities used $4,781,000 of cash during 2002, primarily due to principal payments on long-term debt of $4,434,000 and the payment of dividends of $438,000. Proceeds received from the exercise of stock options of $226,000 was partially offset by the repurchase of common stock for $135,000.

      Working capital decreased $2,176,000 to $7,175,000 at December 31, 2002 from $9,351,000 at December 31, 2001 due to the decrease in cash, as well as an increase in the current portion of long-term debt. The increase in debt was primarily due to the financing of two additional Gamma Knife units during 2002.

      The Company invests its cash in money market funds to minimize the potential for principal erosion. Cash is invested in these short-term funds pending use in the Company’s operations. The Company believes its cash position combined with its working capital is adequate to service the Company’s cash requirements in 2003. The Company finances all of its Gamma Knife units, and anticipates that it will continue to do so with future contracts, but there can be no assurance that financing will continue to be available on acceptable terms.

Impact of Inflation and Changing Prices

      The Company does not believe that inflation has had a significant impact on operations because a substantial majority of the costs that it incurs under its customer contracts are fixed through the term of the contract.

Contractual Obligations

      The following table presents, as of December 31, 2002, the Corporation’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payments Due by Period

	Total Amounts	Less Than
Contractual Obligations	Committed	1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term debt	$27,496,000	$5,490,000	$17,558,000	$3,899,000	$549,000
Future Gamma Knife purchases(1)	9,309,000		9,309,000
Operating leases	541,000	316,000	225,000

Total contractual obligations	$28,037,000	$5,806,000	$17,783,000	$3,899,000	$549,000

(1)	The Company has deposits toward the purchase of future Gamma Knife units as more fully described in Note 9 of the consolidated financial statements. It is uncertain when these units will be placed in service, so it cannot be determined when the commitment is due. For purposes of this table, these commitments are listed in the 1-3 year category.

      Further discussion of the long-term debt commitment is included in Note 4, and operating leases in Note 8 of the consolidated financial statements.

      The Company has no significant off-balance sheet arrangements.

Application of Critical Accounting Policies

      The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles and follow general practices within the industry in which it operates. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal cash flow modeling techniques.

      The most significant accounting policies followed by the Company are presented in Note 2 to the consolidated financial statements. These policies along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for doubtful accounts and revenue recognition to be two areas that required the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available. The following are our critical accounting policies in which management’s estimates, assumptions and judgments most directly and materially affect the financial statements:

Revenue Recognition

      Revenue is recognized when services have been rendered and collectibility is reasonably assured, on either a fee per use or revenue sharing basis. The Company has twelve fee per use customers and two revenue sharing customers.

      The fee per use agreements provide for a fixed fee per procedure, and are typically for a ten year term. Revenue is recognized at the time the procedures are performed.

      The Company receives a percentage of the reimbursement received by the medical center less the operating expenses of the Gamma Knife under the revenue sharing agreements. Revenue is recognized at the time the procedures are performed, based on an estimate of the per procedure net revenue that is being collected at the medical center. The estimates are reviewed quarterly to ensure that the estimates represent the amounts that will be realized.

Allowance for Doubtful Accounts

      Accounts receivable are recorded at net realizable value. The allowance for doubtful accounts is estimated based on historical collections plus an allowance for probable losses. For the revenue sharing customers, the Company receives reimbursement from the customer based on the customer’s collections from individuals and third-party payors such as insurance companies and Medicare. For the fee per use customers, the Company receives a fixed fee from the hospital or medical center for use of the Gamma Knife unit. Receivables are charged against the allowance in the period that they are deemed uncollectable.

Item 8.	Financial Statements and Supplementary Data

      See the Index to Consolidated Financial Statements and Financial Statement Schedules included at page A-1 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Information regarding directors is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2003 Annual Meeting of Shareholders (the “2003 Proxy Statement”). Information regarding executive officers of the Company, included herein under the caption “Executive Officers of the Registrant” in Part I, Item 1 above, is incorporated herein by reference.

Item 11.	Executive Compensation

      Incorporated herein by reference from the 2003 Proxy Statement.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Incorporated herein by reference from the 2003 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

      Incorporated herein by reference from the 2003 Proxy Statement.

Item 14.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

      Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date (the “Evaluation Date”) within 90 days of the filing date of this annual report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal controls

      There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) Financial Statements and Schedules

The following Financial Statements and Schedules are filed with this Report:

Report of Independent Auditors
Audited Consolidated Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Shareholders’ Equity
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

      (b) Exhibits

      The following Exhibits are filed with this Report.

Exhibit
Number	Description

2.1	Securities Purchase Agreement, dated as of March 12, 1999, by and among Alliance Imaging, Inc.; Embarcadero Holding Corp. I; Embarcadero Holding Corp. II; American Shared Hospital Services; and MMRI, Inc.(1)
3.1	Articles of Incorporation of the Company, as amended.(2)
3.2	By-laws of the Company, as amended.(3)
4.6	Form of Common Stock Purchase Warrant of American Shared Hospital Services.(3)
4.8	Registration Rights Agreement, dated as of May 17, 1995, by and among American Shared Hospital Services, the Holders referred to in the Note Purchase Agreement, dated as of May 12, 1995 and General Electric Company, acting through GE Medical Systems.(3)
10.1	The Company’s 1984 Stock Option Plan, as amended.(4)
10.2	The Company’s 1995 Stock Option Plan, as amended.(5)
10.3	Form of Indemnification Agreement between American Shared Hospital Services and members of its Board of Directors.(4)
10.4	Ernest A. Bates Stock Option Agreement dated as of August 15, 1995. (6)
10.5	Operating Agreement for GK Financing, LLC, dated as of October 17, 1995.(3)
10.6	Amendments dated as of October 26, 1995 and as of December 20, 1995 to the GK Financing, LLC Operating Agreement, dated as of October 17, 1995.(7)
10.7	Amendment dated as of October 16, 1996 to the GK Financing, LLC Operating Agreement, dated as of October 17, 1995.(1)
10.8	Amendment dated as of March 31, 1999 (“Fourth Amendment”) to the GK Financing, LLC Operating Agreement dated as of October 17, 1995.(8)
10.9	Amendment dated as of March 31, 1999 (“Fifth Amendment”) to the GK Financing, LLC Operating Agreement dated as of October 17, 1995.(8)
10.10	Amendment dated as of June 5, 1999 to the GK Financing, LLC Operating Agreement dated as of October 17, 1995.(8)
10.11(a)	Assignment and Assumption Agreement, dated as of December 31, 1995, between American Shared Radiosurgery Services (assignor) and GK Financing, LLC (assignee).(8)
10.11(b)	Assignment and Assumption Agreement, dated as of November 1, 1995, between American Shared Hospital Services (assignor) and American Shared Radiosurgery Services (assignee).(4)
10.11(c)	Amendment Number One dated as of August 1, 1995 to the Lease Agreement for a Gamma Knife Unit between The Regents of the University of California and American Shared Hospital Services. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(8)
10.11(d)	Lease Agreement dated as of July 3, 1990 for a Gamma Knife Unit between American Shared Hospital Services and The Regents of the University of California. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(8)
10.12	Amendment Number Two dated as of February 6, 1999 to the Lease Agreement for a Gamma Knife Unit between UCSF-Stanford Health Care and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(8)
10.13	Assignment and Assumption Agreement, dated as of February 3, 1996, between American Shared Radiosurgery Services (assignor) and GK Financing, LLC (assignee).(4)

Exhibit
Number	Description

10.14	Lease Agreement for a Gamma Knife Unit dated as of April 6, 1994, between Ernest A. Bates, M.D. and NME Hospitals, Inc. dba USC University Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(8)
10.15	Assignment and Assumption and Agreement dated as of February 1, 1996 between Ernest A. Bates, M.D. and GK Financing, LLC with respect to the Lease Agreement for a Gamma Knife dated as of April 6, 1994 between Ernest A. Bates, M.D. and NME Hospitals, Inc. dba USC University Hospital.(8)
10.16	Lease Agreement for a Gamma Knife Unit dated as of October 31, 1996 between Hoag Memorial Hospital Presbyterian and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(8)
10.17	Addendum to Lease Agreement for a Gamma Knife Unit dated as of December 1, 1999 between Hoag Memorial Hospital Presbyterian and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(8)
10.18	Lease Agreement for a Gamma Knife Unit dated as of October 29, 1996 between Methodist Healthcare Systems of San Antonio, Ltd., dba Southwest Texas Methodist Hospital and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(8)
10.19	Lease agreement for a Gamma Knife Unit dated as of April 10, 1997 between Yale-New Haven Ambulatory Services Corporation and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(8)
10.20	Lease Agreement for a Gamma Knife Unit dated as of June 1, 1999 between GK Financing, LLC and Kettering Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(9)
10.21	Addendum to Contract with GKF and KMC/ WKNI, dated June 1, 1999 between GK Financing, LLC and Kettering Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(9)
10.22	Lease Agreement for a Gamma Knife Unit dated as of October 5, 1999 between GK Financing, LLC and New England Medical Center Hospitals, Inc. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(9)
10.23	Equipment Lease Agreement dated as of October 29, 1999 between GK Financing, LLC and the Board of Trustees of the University of Arkansas on behalf of The University of Arkansas for Medical Sciences. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(9)

Exhibit
Number	Description

10.24	First Amendment to Lease Agreement for a Gamma Knife Unit effective as of August 2, 2000 between GK Financing, LLC and Tenet HealthSystems Hospitals, Inc. (formerly known as NME Hospitals, Inc.) dba USC University Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(9)
10.25	Addendum Two, dated as of October 1, 2000, to Lease Agreement for a Gamma Knife Unit dated as of October 31, 1996 between Hoag Memorial Hospital Presbyterian and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(10)
10.26	Lease Agreement for a Gamma Knife Unit dated as of May 28, 2000 between Froedtert Memorial Lutheran Hospital and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(10)
10.27	Addendum dated June 24, 2000 to Lease Agreement for a Gamma Knife Unit dated as of May 28, 2000 between Froedtert Memorial Lutheran Hospital and GK Financing, LLC.(10)
10.28	Amendment dated July 12, 2000 to Lease Agreement for a Gamma Knife Unit dated May 28, 2000 between Froedtert Memorial Lutheran Hospital and GK Financing, LLC.(10)
10.29	Amendment dated August 24, 2000 to Lease Agreement for a Gamma Knife Unit dated May 28, 2000 between Froedtert Memorial Lutheran Hospital and GK Financing, LLC.(10)
10.30	Lease Agreement for a Gamma Knife Unit dated as of December 11, 1996 between The Community Hospital Group, Inc. dba JFK Medical Center and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(11)
10.31	Lease Agreement for a Gamma Knife Unit dated as of June 3, 1999 between GK Financing, LLC and Sunrise Hospital and Medical Center, LLC dba Sunrise Hospital and Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(12)
10.32	Addendum to Lease Agreement for a Gamma Knife Unit dated as of June 3, 1999 between GK Financing, LLC and Sunrise Hospital and Medical Center, LLC dba Sunrise Hospital and Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(12)
10.33	Lease Agreement for a Gamma Knife Unit dated as of November 1, 1999 between GK Financing, LLC and Jackson HMA, Inc. dba Central Mississippi Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(13)
10.34	Addendum to Lease Agreement for a Gamma Knife Unit dated as of November 1, 1999 between GK Financing, LLC and Jackson HMA, Inc. dba Central Mississippi Medical Center.(13)

Exhibit
Number	Description

10.35	Lease Agreement for a Gamma Knife Unit dated as of February 18, 2000 between GK Financing, LLC and OSF HealthCare System. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(13)
10.36	American Shared Hospital Services 2001 Stock Option Plan. (14)
10.37	Amendment Number Three to Lease Agreement for a Gamma Knife Unit dated as of June 22, 2001 between GK Financing, LLC and The Regents of the University of California. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(15)
10.38	Addendum Three to Lease Agreement for a Gamma Knife Unit dated as of October 1, 2000 between GK Financing, LLC and Hoag Memorial Hospital Presbyterian. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(15)
10.39	Lease Agreement for a Gamma Knife Unit dated as of July 18, 2001 between GK Financing, LLC and Bayfront Medical Center, Inc.. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(16)
10.40	Lease Agreement for a Gamma Knife Unit dated as of September 13, 2001 between GK Financing, LLC and Mercy Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(17)
10.41	Addendum Number One to Contract with GKF and Mercy Medical Center, dated September 13, 2001 between GK Financing, LLC and Mercy Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(17)
21.	Subsidiaries of American Shared Hospital Services.
99.	Certification letter pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	These documents were filed as Exhibits 2.1 and 10.13b, respectively, to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, which is incorporated herein by this reference.

(2)	This document was filed as Exhibit 3.1 to registrant’s Registration Statement on Form S-2 (Registration No. 33-23416), which is incorporated herein by this reference.

(3)	These documents were filed as Exhibits 3.2, 4.6 and 4.8, respectively, to registrant’s Registration Statement on Form S-1 (Registration No. 33-63721) filed on October 26, 1995, which is incorporated herein by this reference.

(4)	These documents were filed as Exhibits 10.24 and 10.35 respectively, to registrant’s Registration Statement on Form S-2 (Registration No. 33-23416), which is incorporated herein by this reference.

(5)	This document was filed as Exhibit A to registrant’s Proxy Statement, filed on August 31, 1995, which is incorporated herein by this reference.

(6)	This document was filed as Exhibit B to registrant’s Proxy Statement, filed on August 31, 1995, which is incorporated herein by this reference.

(7)	These documents were filed as Exhibits 4.14 and 10.13, respectively, to the registrant’s Pre-Effective Amendment No. 1 to registrant’s Registration Statement on Form S-1 (Registration No. 33-63721) filed on March 29, 1996, which is incorporated herein by this reference.

(8)	These documents were filed as Exhibits 10.8, 10.9, 10.10, 10.11a, 10.11c, 10.11d, 10.12, 10.14, 10.15, 10.16, 10.17, 10.18 and 10.19, respectively, to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, which is incorporated herein by this reference.

(9)	These documents were filed as Exhibits 10.20, 10.21, 10.22, 10.23, and 10.24, respectively, to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, which is incorporated herein by this reference.

(10)	These documents were filed as Exhibits 10.25, 10.26, 10.27, 10.28 and 10.29, respectively, to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, which is incorporated herein by this reference.

(11)	This document was filed as Exhibit 10.30 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, which is incorporated herein by this reference.

(12)	These documents were filed as Exhibits 10.31 and 10.32, respectively, to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, which is incorporated herein by this reference.

(13)	These documents were filed as Exhibits 10.33, 10.34 and 10.35, respectively, to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, which is incorporated herein by this reference.

(14)	This document was filed as Exhibit 10.36 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, which is incorporated herein by this reference.

(15)	These documents were filed as Exhibits 10.37 and 10.38 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, which is incorporated herein by this reference.

(16)	This document was filed as Exhibit 10.39 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, which is incorporated herein by this reference.

(17)	These documents were filed as Exhibit 10.40 and 10.41 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, which is incorporated herein by this reference.

      (c) Reports on Form 8-K

None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SHARED HOSPITAL SERVICES
(Registrant)

By:	/s/ ERNEST A. BATES

Ernest A. Bates
Chairman of the Board and
Chief Executive Officer

March 31, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ERNEST A. BATES Ernest A. Bates	Chairman of the Board and Chief Executive Officer	March 31, 2003

/s/ WILLIE R. BARNES Willie R. Barnes	Director and Secretary	March 31, 2003

/s/ JOHN F. RUFFLE John F. Ruffle	Director	March 31, 2003

/s/ STANLEY S. TROTMAN, JR. Stanley S. Trotman, Jr.	Director	March 31, 2003

/s/ CHARLES B. WILSON Charles B. Wilson	Director	March 31, 2003

/s/ CRAIG K. TAGAWA Craig K. Tagawa	Chief Operating Officer and Chief Financial Officer (Principal Accounting Officer)	March 31, 2003

CERTIFICATION

I, Ernest A. Bates, M.D., certify that:

      1. I have reviewed this annual report on Form 10-K of American Shared Hospital Services;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ERNEST A. BATES, M.D.

Ernest A. Bates, M.D.
Chief Executive Officer

March 31, 2003

CERTIFICATION

I, Craig K. Tagawa, certify that:

      1. I have reviewed this annual report on Form 10-K of American Shared Hospital Services;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ CRAIG K. TAGAWA

Craig K. Tagawa
Chief Operating and Financial Officer

March 31, 2003

AMERICAN SHARED HOSPITAL SERVICES

INDEPENDENT AUDITOR’S REPORT

and

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 and 2000

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Shareholders

American Shared Hospital Services

      We have audited the accompanying consolidated balance sheets of American Shared Hospital Services as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Shared Hospital Services at December 31, 2002 and 2001, and the consolidated results of their operations and consolidated cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

Stockton, California

January 16, 2003

AMERICAN SHARED HOSPITAL SERVICES

AMERICAN SHARED HOSPITAL SERVICES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,924,000	$11,580,000
Restricted cash	50,000	50,000
Trade accounts receivable, net of allowance for doubtful accounts of $120,000 in 2002 and $70,000 in 2001	2,089,000	2,160,000
Other receivables	482,000	209,000
Prepaid expenses and other current assets	876,000	789,000

Total current assets	13,421,000	14,788,000
PROPERTY AND EQUIPMENT, net	31,178,000	27,354,000
OTHER ASSETS	231,000	243,000

	$44,830,000	$42,385,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$145,000	$412,000
Accrued interest and other liabilities	485,000	505,000
Employee compensation and benefits	126,000	215,000
Current portion of long-term debt	5,490,000	4,305,000

Total current liabilities	6,246,000	5,437,000
LONG-TERM DEBT, less current portion	22,006,000	21,615,000
DEFERRED INCOME TAXES	590,000	383,000
MINORITY INTEREST	1,448,000	1,165,000
SHAREHOLDERS’ EQUITY
Common stock, no par value
Authorized — 10,000,000 shares
Issued and outstanding shares — 3,783,000 in 2002 and 3,525,000 in 2001	9,173,000	9,240,000
Additional paid-in capital	3,312,000	3,154,000
Retained earnings	2,055,000	1,391,000

Total shareholders’ equity	14,540,000	13,785,000

	$44,830,000	$42,385,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,

	2002	2001	2000

REVENUES:
Medical services	$13,366,000	$11,758,000	$9,336,000
COSTS AND EXPENSES:
Costs of operations:
Maintenance and supplies	445,000	339,000	187,000
Depreciation	3,472,000	2,931,000	2,268,000
Other	1,482,000	1,015,000	980,000
Selling and administrative	3,313,000	3,245,000	2,655,000
Interest	2,437,000	2,456,000	2,118,000

Total costs and expenses	11,149,000	9,986,000	8,208,000

	2,217,000	1,772,000	1,128,000
Interest and other income	171,000	480,000	829,000
Minority interest	(831,000)	(751,000)	(645,000)

Income before income taxes	1,557,000	1,501,000	1,312,000
Income tax expense	(455,000)	(433,000)	—

NET INCOME	$1,102,000	$1,068,000	$1,312,000

Earnings per common share — basic	0.30	0.30	0.34

Earnings per common share — assuming dilution	0.22	0.21	0.24

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Three Years Ended December 31, 2002

				Retained
			Additional	Earnings
	Common	Common	Paid-in	(Accumulated
	Shares	Stock	Capital	Deficit)	Total

Balances at January 1, 2000	3,813,000	$10,036,000	$3,231,000	$(628,000)	$12,639,000
Options exercised	92,000	150,000	—	—	150,000
Repurchase of common stock	(194,000)	(440,000)	—	—	(440,000)
Repurchase of warrants	—	—	(3,000)	—	(3,000)
Net income	—	—	—	1,312,000	1,312,000

Balances at December 31, 2000	3,711,000	9,746,000	3,228,000	684,000	13,658,000
Options exercised	9,000	16,000	—	—	16,000
Repurchase of common stock and options	(195,000)	(522,000)	(74,000)	—	(596,000)
Dividends	—	—	—	(361,000)	(361,000)
Net income	—	—	—	1,068,000	1,068,000

Balances at December 31, 2001	3,525,000	9,240,000	3,154,000	1,391,000	13,785,000
Options exercised	300,000	68,000	158,000	—	226,000
Repurchase of common stock and options	(42,000)	(135,000)	—	—	(135,000)
Dividends	—	—	—	(438,000)	(438,000)
Net income	—	—	—	1,102,000	1,102,000

Balances at December 31, 2002	3,783,000	$9,173,000	$3,312,000	$2,055,000	$14,540,000

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS

AMERICAN SHARED HOSPITAL SERVICES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002	2001	2000

OPERATING ACTIVITIES
Net income	$1,102,000	$1,068,000	$1,312,000
Adjustments to reconcile net income to net cash from operating activities:
Gain (loss) on sale of assets, early termination of capital leases	3,000	—	(25,000)
Depreciation	3,529,000	3,003,000	2,357,000
Deferred income tax liability	207,000	383,000	—
Changes in operating assets and liabilities:
Receivables	(202,000)	(162,000)	(981,000)
Prepaid expenses and other assets	(75,000)	(288,000)	(94,000)
Accounts payable and accrued liabilities	(376,000)	162,000	(54,000)

Net cash from operating activities	4,188,000	4,166,000	2,515,000
INVESTING ACTIVITIES
Increase in minority interest	283,000	10,000	265,000
Payment for purchase of property and equipment	(1,346,000)	(724,000)	(542,000)

Net cash from investing activities	(1,063,000)	(714,000)	(277,000)
FINANCING ACTIVITIES
Principal payments on long-term debt and obligations under capital leases	(4,434,000)	(3,352,000)	(2,427,000)
Payment of dividends	(438,000)	(361,000)	—
Proceeds from exercise of stock warrants and options	226,000	16,000	150,000
Repurchase of stock options/warrants	—	(74,000)	(3,000)
Repurchase of common stock	(135,000)	(522,000)	(440,000)

Net cash from financing activities	(4,781,000)	(4,293,000)	(2,720,000)

Net decrease in cash and cash equivalents	(1,656,000)	(841,000)	(482,000)
CASH AND CASH EQUIVALENTS, beginning of year	11,580,000	12,421,000	12,903,000

CASH AND CASH EQUIVALENTS, end of year	$9,924,000	$11,580,000	$12,421,000

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$2,428,000	$2,433,000	$2,194,000
Income taxes paid	$90,000	$23,000	$14,000
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of equipment with lease/debt financing	$6,010,000	$4,847,000	$4,444,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Business and Basis of Presentation

      Business — American Shared Hospital Services (the “Company”), a California corporation, provides Leksell Gamma Knife® (“Gamma Knife”) units to fourteen medical centers in California, Texas, Connecticut, Ohio, Massachusetts, Arkansas, Wisconsin, Nevada, Illinois, Mississippi, Florida, New York, and New Jersey.

      In October 1995, the Company (through American Shared Radiosurgery Services (“ASRS”)) and Elekta AB, the manufacturer of the Gamma Knife (through its wholly owned United States subsidiary GKV Investments, Inc. (“GKV”)), entered into an operating agreement and formed GK Financing, LLC (“GKF”). GKF provides alternative financing of Gamma Knife units and is the preferred provider for Elekta AB of financing arrangements, such as fee-for-service lease arrangements with health care institutions.

      In November 1999, OR21, Inc., was incorporated. This wholly-owned subsidiary of the Company will provide the product “The Operating Room for the 21st CenturySM”, which is currently under development.

      In April 2000, MedLeader.com, Inc., was incorporated. This wholly-owned subsidiary of the Company will provide continuing medical education online and through videos for doctors, nurses and other healthcare workers. This subsidiary is not operational at this time.

      The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, OR21, Inc., MedLeader.com, Inc., ASRS and its majority-owned subsidiary, GK Financing, LLC.

      All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2 — Accounting Policies

      Use of estimates in the preparation of financial statements — In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Cash and cash equivalents — The Company considers all liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Restricted cash is not considered a cash equivalent for purposes of the consolidated statements of cash flows.

      Restricted cash — Restricted cash represents the minimum cash that, by agreement, must be maintained in GK Financing LLC (GKF) to fund operations.

      Business and credit risk — The Company maintains its cash balances in financial institutions which exceed federally insured limits. The Company has not experienced any losses and believes it is not exposed to any significant credit risk on cash and cash equivalents.

      Substantially all of the Company’s revenue is provided by fourteen customers. These customers constitute accounts receivable at December 31, 2002. The Company performs credit evaluations of its customers and generally does not require collateral. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in any particular industry or geographic area.

      Accounts receivable and doubtful accounts — Accounts receivable are recorded at net realizable value. An allowance for doubtful accounts is estimated based on historical collections plus an allowance for probable losses. Receivables are charged off in the period that they are deemed uncollectible. Recoveries of receivables previously charged off are recorded when received.

      Accounting for majority-owned subsidiary — The Company accounts for GKF as a consolidated entity due to its 81% majority-equity interest.

AMERICAN SHARED HOSPITAL SERVICES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Property and equipment — Property and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, which for medical and office equipment is generally 3 – 15 years. The Company capitalized interest of $170,000 and $195,000 in 2002 and 2001, respectively, as costs of medical equipment.

      The Company leases Gamma Knife equipment to its customers under arrangements accounted for as operating leases. At December 31, 2002, the Company held equipment under operating lease contracts with customers with an original cost of $36,252,000 and accumulated depreciation of $10,416,000.

      Revenue recognition — Revenue is provided for and recognized on either a fee-per-use or revenue sharing basis. The fee-per-use agreements call for a fixed fee per procedure and are typically for a ten-year term. Revenue is recognized at the time the procedures are performed. The Company receives a percentage of the reimbursement received by the medical center less the operating expenses of the Gamma Knife under the revenue sharing agreements. These agreements are typically for a ten to fifteen year term. Revenue is recognized at the time the procedures are performed based on an estimate of previously collected net revenue per procedure at the medical centers.

      Income taxes — The liability method is used to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

      Earnings per share — Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the year. Diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of options or warrants. The following table illustrates the computations of basic and diluted earnings per share for the years ended December 31, 2002, 2001 and 2000.

	2002	2001	2000

Numerator for basic and diluted earnings per share	$1,102,000	$1,068,000	$1,312,000
Denominator:
Denominator for basic earnings per share — weighted-average shares	3,707,000	3,567,000	3,810,000
Effect of dilutive securities Employee stock options/warrants	1,324,000	1,559,000	1,593,000

Denominator for diluted earnings per share — adjusted weighted-average shares	$5,031,000	$5,126,000	$5,403,000

Earning per share — basic	$0.30	$0.30	$0.34

Earning per share — assuming dilution	$0.22	$0.21	$0.24

      In 2002, options outstanding to purchase 17,500 shares of common stock at $4.10 per share were not included in the computation of diluted earnings per share as the exercise price of the options were greater than the average market price of the common stock during the year.

      In 2001, there were options outstanding to purchase 5,000 and 17,150 shares of common stock at an exercise price of $3.06 and $4.10 per share, respectively. They were not included in the calculation of diluted earnings per share for the year ended 2001 as the exercise price of the options were greater than the average market price of common stock during the year.

      Stock-based Compensation — The Company has three stock-based employee compensation plans, which are described more fully in Note 6. The Company accounts for those plans under the recognition and

AMERICAN SHARED HOSPITAL SERVICES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. For pro forma purposes, the estimated fair value of the Company’s options is amortized over the options’ vesting period.

	Years Ended December 31,

	2002	2001	2000

Net income, as reported	$1,102,000	$1,068,000	$1,312,000
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards (Note 6), net of related tax effects	(36,000)	(40,000)	(40,000)

Proforma net income	$1,066,000	$1,028,000	$1,272,000

Earnings per share:
Basic — as reported	$0.30	$0.30	$0.34
Basic — pro forma	$0.29	$0.29	$0.33
Diluted — as reported	$0.22	$0.21	$0.24
Diluted — pro forma	$0.21	$0.20	$0.24

      Fair Value of Financial Instruments — The carrying amounts of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and other accrued liabilities approximated their fair value as of December 31, 2002 and 2001, because of the relatively short maturity of these instruments. The fair value of the Company’s various debt obligations, discounted at currently available interest rates was approximately $28,885,000 at December 31, 2002. The carrying amounts of the Company’s various debt obligations approximated fair value as of December 31, 2001, based upon interest rates that are currently available for the Company for issuance of instruments with similar terms and remaining maturities.

      Business Segment Information — The Company, which engages in the business of leasing equipment to health care providers, has one reportable segment, the Gamma Knife that non-invasively treats malignant and benign brain tumors, vascular malformations and trigeminal neuralgia.

      Recent Accounting Pronouncements — In December 2002, the Financial Standards Accounting Board (FASB) issued SFAS No. 148, “Accounting Stock-Based Compensation-Transition and Disclosure on Amendment of FASB Statement No. 123.” SFAS No. 148 is effective for financial statements for years ending after December 15, 2002. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has implemented the new disclosure requirements of Statement 148.

AMERICAN SHARED HOSPITAL SERVICES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 — Property and Equipment

      Property and equipment consists of the following:

	December 31,

	2002	2001

Medical equipment and facilities	$37,306,000	$31,278,000
Office equipment	358,000	234,000
Deposits and construction in progress	4,372,000	3,202,000

	42,036,000	34,714,000
Accumulated depreciation	(10,858,000)	(7,360,000)

Net property and equipment	$31,178,000	$27,354,000

Note 4 — Long-Term Debt

      Long-term debt consists primarily of 16 notes with a financing company, related to Gamma Knife construction and installation, totaling $25,741,000. These notes accrue interest at fixed annual rates between 8.5% and 10.95%, are payable in 84 monthly installments, mature between September 2004, and June 2009, and are collateralized by the respective Gamma Knife units. Additionally, the Company has $1,755,000 in borrowings outstanding for deposits for three Gamma Knife units under construction at December 31, 2002 (Note 9). These borrowings accrue interest at prime plus 2% (6.25% at December 31, 2002), are payable when the Gamma Knife units commence operation, and are collateralized by the equipment. The following are contractual maturities of long-term debt by year at December 31, 2002:

Year Ending December 31,
2003	$5,490,000
2004	7,779,000
2005	5,497,000
2006	4,282,000
2007	2,504,000
Thereafter	1,944,000

$27,496,000

AMERICAN SHARED HOSPITAL SERVICES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Income Taxes

      Significant components of the Company’s deferred tax liabilities and assets as of December 31 are as follows:

	December 31,

	2002	2001

Deferred tax liabilities:
Fixed assets	$(4,453,000)	$(3,881,000)

Total deferred tax liabilities	(4,453,000)	(3,881,000)
Deferred tax assets:
Net operating loss carryforwards	3,332,000	3,180,000
State income taxes	7,000	8,000
Accrued reserves	64,000	28,000
Stock option deductions	158,000	—
Other — net	302,000	282,000

Total deferred tax assets	3,863,000	3,498,000

Net deferred tax liabilities	$(590,000)	$(383,000)

      The 2002 tax provision does not reflect the deduction for tax purposes of non-qualified stock options exercised by directors. The benefit of the tax deduction is reflected as a direct increase to equity and an increase in the deferred tax asset of $158,000.

      The components of the provision for income taxes consist of the following:

	Years Ended December 31,

	2002	2001	2000

Current:
State	$90,000	$50,000	$—
Deferred:
Federal	282,000	25,000	—
State	83,000	358,000	—

	$455,000	$433,000	$—

      The provision for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (34% in 2002, 2001 and 2000) to income before taxes as follows:

	Years Ended December 31,

	2002	2001	2000

Computed expected tax	$529,000	$510,000	$450,000
Change in valuation allowance	—	(133,000)	(724,000)
State income taxes, net of federal benefit	91,000	125,000	77,000
Stock options	(167,000)	—	—
Other	2,000	(69,000)	197,000

	$455,000	$433,000	$—

AMERICAN SHARED HOSPITAL SERVICES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2002, the Company had a net operating loss carryforward for federal income tax return purposes of approximately $10,000,000 which expire between 2003 and 2022. A substantial part of this carryforward is subject to separate return limitations. The Company’s ability to utilize its net operating loss carryforwards and other deferred tax assets may be limited in the event of a 50% or more ownership change within any three-year period. Future federal net operating losses generated by the Company can be carried forward for 20 years.

      The Company recorded no income tax expense or benefit in 2000 because a valuation allowance was provided for its entire deferred tax asset in excess of its deferred tax liability.

Note 6 — Shareholders’ Equity

1984 Stock Option Plan

      Under the Company’s 1984 Stock Option Plan (the “Plan”), as amended, a total of 475,000 stock options were authorized for grant. The Plan terminated according to its terms on March 1, 1994. Options granted pursuant to the Plan generally had lives of 10 years from the date of grant, subject to earlier expiration in certain cases, such as termination of the grantee’s employment. All outstanding options under this Plan were exercised in 2002.

1995 Stock Option Plan

      The Company’s 1995 Stock Option Plan provides for nonqualified stock options and “incentive stock options.” Under the 1995 Plan, 330,000 common shares are reserved for awards to officers and other key employees, non-employee directors, and advisors. Provisions of the 1995 Stock Option Plan include an automatic grant to each non-employee director of options to purchase up to 4,000 shares annually on the date of the Company’s Annual Shareholder Meeting, at an exercise price equal to the market price of the Company’s common shares on that date, until the non-employee director has options for a total of 12,000 shares of the Company’s common stock in all Company plans. Directors who are appointed or elected to the Company’s Board of Directors on a date other than that of the Annual Shareholder Meeting receive a pro-rata grant of such options, at an exercise price equal to the market price of the Company’s common shares on the date of grant. At December 31, 2002, 76,000 options were available for grant under the 1995 Plan.

2001 Stock Option Plan

      The Company’s 2001 Stock Option Plan, providing for nonqualified stock options and “incentive stock options,” was approved by the Company’s Board of Directors in October 2001. Under the 2001 Plan, 250,000 common shares are reserved for awards to officers who beneficially own 15% or less of the outstanding shares of the Company’s stock, other key employees, non-employee directors, and advisors. Provisions of the 2001 Stock Option Plan include an automatic grant to each non-employee director of options to purchase up to 4,000 shares annually on the date of the Company’s Annual Shareholder Meeting, at an exercise price equal to the market price of the Company’s common shares on that date, until the non-employee director has options for a total of 12,000 shares of the Company’s common stock in all Company plans. Directors who are appointed or elected to the Company’s Board of Directors on a date other than that of the Annual Shareholder Meeting receive a pro-rata grant of such options, at an exercise price equal to the market price of the Company’s common shares on the date of grant. As of December 31, 2002, no stock options had been granted under the 2001 Stock Option Plan.

AMERICAN SHARED HOSPITAL SERVICES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Changes in options outstanding under the Stock Option Plans from January 1, 2000 to December 31, 2002 are as follows:

		Weighted
	Number	Average
	of Options	Exercise Price

Balance at January 1, 2000	375,000	$1.820
Granted	15,000	$3.063
Exercised	(92,000)	$1.625

Balance at December 31, 2000	298,000	$1.943
Granted	27,000	$3.474
Exercised	(9,000)	$1.661
Forfeited	(18,000)	$2.695
Repurchased	(70,000)	$1.625

Balance at December 31, 2001	228,000	$2.156
Exercised	(40,000)	$1.631

Balance at December 31, 2002	188,000	$2.269

Shares and Options Issued to Officer

      On August 15, 1995, the Company’s Chairman and Chief Executive Officer was granted a ten-year, immediately exercisable option to purchase 1,495,000 common shares for an exercise price of $.01 per share for which the Company recorded compensation expense of $2,414,000. These options were granted to the officer as final consideration for personal guarantees of credit facilities and for continued employment with the Company. During 2002, the officer exercised 260,000 options. The exercise resulted in a $158,000 increase in additional paid capital and a $158,000 increase in deferred tax assets.

      The following table summarizes information about all options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted Average
		Remaining
Range of	Number	Contractual	Weighted Average	Number	Weighted Average
Exercise Prices	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price

$0.01	1,235,000	2.83	$0.01	1,235,000	$0.01
1.625 - 4.100	188,000	4.61	2.269	188,000	2.269

$.01 - 4.100	1,423,000	3.06	$0.308	1,423,000	$0.308

      At December 31, 2002 and 2001, 1,423,000 and 1,696,000 options, respectively, were vested and exercisable.

Pro Forma Information Related to Option Grants

      Pro forma information regarding net income and earnings per share is required by SFAS 123 for awards granted after December 31, 1995, as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value of the Company’s stock-based awards to employees was estimated using a Black-Scholes option pricing model. The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock-based awards to employees have

AMERICAN SHARED HOSPITAL SERVICES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The effects of applying SFAS No. 123 in the proforma disclosure are not indicative of future amounts. The fair value of the Company’s option grants under the 1984 and 1995 Plans was estimated assuming a dividend yield of 3.0% and the following weighted-average assumptions:

	2002*	2001	2000

Expected life (years)	N/A	9.5	9.5
Expected volatility	N/A	65.0%	74.0%
Risk-free interest rate	N/A	5.1%	6.4%

*	Weighted-average assumptions are not applicable in 2002 because there were no options granted during the period ended December 31, 2002.

Repurchase of Common Stock, Common Stock Warrants and Stock Options

      In 1999 and 2001, the Board of Directors approved resolutions authorizing the Company to repurchase up to a total of 1,000,000 shares of its own stock on the open market. The Company repurchased 155,000 and 134,000 shares of its own stock on the open market during the years ending December 31, 2001 and 2000, respectively. There were no shares repurchased on the open market during the year ended December 31, 2002. Additionally, the Company repurchased 42,000 and 40,000 common shares from a director during the years ending December 31, 2002 and 2001, respectively. As the Company’s stock has no par value, the entire repurchase price of the stock is recorded as a reduction to common stock.

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

Note 7 — Retirement Plan

      In 2002, the Company amended its defined-contribution retirement plan (the “Plan”) to allow for a matching safe harbor contribution. For 2002, the Board of Directors elected to match participant deferred salary contributions up to a maximum of 4% of the participant’s annual compensation. Matching contributions must be invested in shares of the Company’s stock. Discretionary profit sharing contributions are allowed under the Plan in years that the Board does not elect a safe harbor match. At December 31, 2002, the Company has accrued $50,000 for the estimated safe harbor matching contribution.

Note 8 — Operating Leases

      The Company leases office space and equipment under operating leases expiring at various dates through 2006.

AMERICAN SHARED HOSPITAL SERVICES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future minimum payments under noncancelable operating leases having initial terms of more than one year consisted of the following at December 31, 2002:

Year Ending December 31,

2003	$316,000
2004	208,000
2005	12,000
2006	5,000

$541,000

      Payments for repair and maintenance agreements are included in the future minimum operating lease payments shown above.

      Rent expense was $350,000, $245,000, and $188,000 for the years ended December 31, 2002, 2001 and 2000, respectively, and includes the above operating leases as well as month-to-month rental and certain executory costs.

      The Company entered into an agreement to sublease office space that expired in September 2002. Rental income received under this agreement was $170,000, $95,000, and $0 for the years ended December 2002, 2001, and 2000, respectively.

Note 9 — Commitments and Contingencies

      Under the terms of six Gamma Knife quotation agreements, the Company is committed to purchase Gamma Knife equipment for $12,489,000 when the equipment is placed in service at each customer location. At December 31, 2002, the Company had $3,180,000 in deposits related to these purchase commitments which are classified as construction in progress.

Note 10 — Major Customers

      Revenues from the Company’s Gamma Knife segment were provided by fourteen customers in 2002, twelve customers in 2001, and nine customers in 2000.

      In 2002, revenues from two individual customers of $1,709,000 and $1,614,000, respectively, exceeded 10% of the Company’s total revenue. In 2001, revenues from four individual customers of $1,699,000, $1,621,000, $1,363,000, and $1,309,000, respectively, exceeded 10% of the Company’s total revenue. In 2000, revenues from four individual customers of $2,192,000, $1,454,000, $1,254,000, and $1,114,000, respectively, exceeded 10% of the Company’s total revenue.

AMERICAN SHARED HOSPITAL SERVICES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

INDEX TO EXHIBITS

Exhibit		Sequential
Number	Description	Page Number

2.1	Securities Purchase Agreement, dated as of March 12, 1999, by and among Alliance Imaging, Inc.; Embarcadero Holding Corp. I; Embarcadero Holding Corp. II; American Shared Hospital Services; and MMRI, Inc.(1)	*
3.1	Articles of Incorporation of the Company, as amended.(2)	*
3.2	By-laws of the Company, as amended.(3)	*
4.6	Form of Common Stock Purchase Warrant of American Shared Hospital Services.(3)	*
4.8	Registration Rights Agreement, dated as of May 17, 1995, by and among American Shared Hospital Services, the Holders referred to in the Note Purchase Agreement, dated as of May 12, 1995 and General Electric Company, acting through GE Medical Systems.(3)	*
10.1	The Company’s 1984 Stock Option Plan, as amended.(4)	*
10.2	The Company’s 1995 Stock Option Plan, as amended.(5)	*
10.3	Form of Indemnification Agreement between American Shared Hospital Services and members of its Board of Directors.(4)	*
10.4	Ernest A. Bates Stock Option Agreement dated as of August 15, 1995. (6)	*
10.5	Operating Agreement for GK Financing, LLC, dated as of October 17, 1995.(3)	*
10.6	Amendments dated as of October 26, 1995 and as of December 20, 1995 to the GK Financing, LLC Operating Agreement, dated as of October 17, 1995.(7)	*
10.7	Amendment dated as of October 16, 1996 to the GK Financing, LLC Operating Agreement, dated as of October 17, 1995.(1)	*
10.8	Amendment dated as of March 31, 1999 (“Fourth Amendment”) to the GK Financing, LLC Operating Agreement dated as of October 17, 1995.(8)	*
10.9	Amendment dated as of March 31, 1999 (“Fifth Amendment”) to the GK Financing, LLC Operating Agreement dated as of October 17, 1995.(8)	*
10.10	Amendment dated as of June 5, 1999 to the GK Financing, LLC Operating Agreement dated as of October 17, 1995.(8)	*
10.11(a)	Assignment and Assumption Agreement, dated as of December 31, 1995, between American Shared Radiosurgery Services (assignor) and GK Financing, LLC (assignee).(8)	*
10.11(b)	Assignment and Assumption Agreement, dated as of November 1, 1995, between American Shared Hospital Services (assignor) and American Shared Radiosurgery Services (assignee).(4)	*
10.11(c)	Amendment Number One dated as of August 1, 1995 to the Lease Agreement for a Gamma Knife Unit between The Regents of the University of California and American Shared Hospital Services. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(8)	*

AMERICAN SHARED HOSPITAL SERVICES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Exhibit		Sequential
Number	Description	Page Number

10.11(d)	Lease Agreement dated as of July 3, 1990 for a Gamma Knife Unit between American Shared Hospital Services and The Regents of the University of California. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(8)	*
10.12	Amendment Number Two dated as of February 6, 1999 to the Lease Agreement for a Gamma Knife Unit between UCSF-Stanford Health Care and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(8)	*
10.13	Assignment and Assumption Agreement, dated as of February 3, 1996, between American Shared Radiosurgery Services (assignor) and GK Financing, LLC (assignee).(4)	*
10.14	Lease Agreement for a Gamma Knife Unit dated as of April 6, 1994, between Ernest A. Bates, M.D. and NME Hospitals, Inc. dba USC University Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(8)	*
10.15	Assignment and Assumption and Agreement dated as of February 1, 1996 between Ernest A. Bates, M.D. and GK Financing, LLC with respect to the Lease Agreement for a Gamma Knife dated as of April 6, 1994 between Ernest A. Bates, M.D. and NME Hospitals, Inc. dba USC University Hospital.(8)	*
10.16	Lease Agreement for a Gamma Knife Unit dated as of October 31, 1996 between Hoag Memorial Hospital Presbyterian and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(8)	*
10.17	Addendum to Lease Agreement for a Gamma Knife Unit dated as of December 1, 1999 between Hoag Memorial Hospital Presbyterian and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(8)	*
10.18	Lease Agreement for a Gamma Knife Unit dated as of October 29, 1996 between Methodist Healthcare Systems of San Antonio, Ltd., dba Southwest Texas Methodist Hospital and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(8)	*

AMERICAN SHARED HOSPITAL SERVICES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Exhibit		Sequential
Number	Description	Page Number

10.19	Lease agreement for a Gamma Knife Unit dated as of April 10, 1997 between Yale-New Haven Ambulatory Services Corporation and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(8)	*
10.20	Lease Agreement for a Gamma Knife Unit dated as of June 1, 1999 between GK Financing, LLC and Kettering Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(9)	*
10.21	Addendum to Contract with GKF and KMC/ WKNI, dated June 1, 1999 between GK Financing, LLC and Kettering Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(9)	*
10.22	Lease Agreement for a Gamma Knife Unit dated as of October 5, 1999 between GK Financing, LLC and New England Medical Center Hospitals, Inc. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(9)	*
10.23	Equipment Lease Agreement dated as of October 29, 1999 between GK Financing, LLC and the Board of Trustees of the University of Arkansas on behalf of The University of Arkansas for Medical Sciences. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(9)	*
10.24	First Amendment to Lease Agreement for a Gamma Knife Unit effective as of August 2, 2000 between GK Financing, LLC and Tenet HealthSystems Hospitals, Inc. (formerly known as NME Hospitals, Inc.) dba USC University Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(9)	*
10.25	Addendum Two, dated as of October 1, 2000, to Lease Agreement for a Gamma Knife Unit dated as of October 31, 1996 between Hoag Memorial Hospital Presbyterian and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(10)	*

AMERICAN SHARED HOSPITAL SERVICES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Exhibit		Sequential
Number	Description	Page Number

10.26	Lease Agreement for a Gamma Knife Unit dated as of May 28, 2000 between Froedtert Memorial Lutheran Hospital and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(10)	*
10.27	Addendum dated June 24, 2000 to Lease Agreement for a Gamma Knife Unit dated as of May 28, 2000 between Froedtert Memorial Lutheran Hospital and GK Financing, LLC.(10)	*
10.28	Amendment dated July 12, 2000 to Lease Agreement for a Gamma Knife Unit dated May 28, 2000 between Froedtert Memorial Lutheran Hospital and GK Financing, LLC.(10)	*
10.29	Amendment dated August 24, 2000 to Lease Agreement for a Gamma Knife Unit dated May 28, 2000 between Froedtert Memorial Lutheran Hospital and GK Financing, LLC.(10)	*
10.30	Lease Agreement for a Gamma Knife Unit dated as of December 11, 1996 between The Community Hospital Group, Inc. dba JFK Medical Center and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(11)	*
10.31	Lease Agreement for a Gamma Knife Unit dated as of June 3, 1999 between GK Financing, LLC and Sunrise Hospital and Medical Center, LLC dba Sunrise Hospital and Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(12)	*
10.32	Addendum to Lease Agreement for a Gamma Knife Unit dated as of June 3, 1999 between GK Financing, LLC and Sunrise Hospital and Medical Center, LLC dba Sunrise Hospital and Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(12)	*
10.33	Lease Agreement for a Gamma Knife Unit dated as of November 1, 1999 between GK Financing, LLC and Jackson HMA, Inc. dba Central Mississippi Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(13)	*
10.34	Addendum to Lease Agreement for a Gamma Knife Unit dated as of November 1, 1999 between GK Financing, LLC and Jackson HMA, Inc. dba Central Mississippi Medical Center.(13)	*

AMERICAN SHARED HOSPITAL SERVICES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Exhibit		Sequential
Number	Description	Page Number

10.35	Lease Agreement for a Gamma Knife Unit dated as of February 18, 2000 between GK Financing, LLC and OSF HealthCare System. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(13)	*
10.36	American Shared Hospital Services 2001 Stock Option Plan. (14)	*
10.37	Amendment Number Three to Lease Agreement for a Gamma Knife Unit dated as of June 22, 2001 between GK Financing, LLC and The Regents of the University of California. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(15)	*
10.38	Addendum Three to Lease Agreement for a Gamma Knife Unit dated as of October 1, 2000 between GK Financing, LLC and Hoag Memorial Hospital Presbyterian. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(15)	*
10.39	Lease Agreement for a Gamma Knife Unit dated as of July 18, 2001 between GK Financing, LLC and Bayfront Medical Center, Inc.. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(16)	*
10.40	Lease Agreement for a Gamma Knife Unit dated as of September 13, 2001 between GK Financing, LLC and Mercy Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(17)	*
10.41	Addendum Number One to Contract with GKF and Mercy Medical Center, dated September 13, 2001 between GK Financing, LLC and Mercy Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(17)	*
21.	Subsidiaries of American Shared Hospital Services.	*
99.	Certification letter pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	These documents were filed as Exhibits 2.1 and 10.13b, respectively, to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, which is incorporated herein by this reference.

(2)	This document was filed as Exhibit 3.1 to registrant’s Registration Statement on Form S-2 (Registration No. 33-23416), which is incorporated herein by this reference.

AMERICAN SHARED HOSPITAL SERVICES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	These documents were filed as Exhibits 3.2, 4.6 and 4.8, respectively, to registrant’s Registration Statement on Form S-1 (Registration No. 33-63721) filed on October 26, 1995, which is incorporated herein by this reference.

(4)	These documents were filed as Exhibits 10.24 and 10.35 respectively, to registrant’s Registration Statement on Form S-2 (Registration No. 33-23416), which is incorporated herein by this reference.

(5)	This document was filed as Exhibit A to registrant’s Proxy Statement, filed on August 31, 1995, which is incorporated herein by this reference.

(6)	This document was filed as Exhibit B to registrant’s Proxy Statement, filed on August 31, 1995, which is incorporated herein by this reference.

(7)	These documents were filed as Exhibits 4.14 and 10.13, respectively, to the registrant’s Pre-Effective Amendment No. 1 to registrant’s Registration Statement on Form S-1 (Registration No. 33-63721) filed on March 29, 1996, which is incorporated herein by this reference.

(8)	These documents were filed as Exhibits 10.8, 10.9, 10.10, 10.11a, 10.11c, 10.11d, 10.12, 10.14, 10.15, 10.16, 10.17, 10.18 and 10.19, respectively, to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, which is incorporated herein by this reference.

(9)	These documents were filed as Exhibits 10.20, 10.21, 10.22, 10.23, and 10.24, respectively, to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, which is incorporated herein by this reference.

(10)	These documents were filed as Exhibits 10.25, 10.26, 10.27, 10.28 and 10.29, respectively, to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, which is incorporated herein by this reference.

(11)	This document was filed as Exhibit 10.30 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, which is incorporated herein by this reference.

(12)	These documents were filed as Exhibits 10.31 and 10.32, respectively, to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, which is incorporated herein by this reference.

(13)	These documents were filed as Exhibits 10.33, 10.34 and 10.35, respectively, to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, which is incorporated herein by this reference.

(14)	This document was filed as Exhibit 10.36 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, which is incorporated herein by this reference.

(15)	These documents were filed as Exhibits 10.37 and 10.38 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, which is incorporated herein by this reference.

(16)	This document was filed as Exhibit 10.39 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, which is incorporated herein by this reference.

(17)	These documents were filed as Exhibit 10.40 and 10.41 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, which is incorporated herein by this reference.