Form 10-Q
period 2003-03-31
AMERICAN SHARED HOSPITAL SERVICES
filed 2003-05-15
CIK 744825

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003 or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   [X]   No   [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Securities Exchange Act Rule 12b-2).   Yes  [   ]   No   [X]

As of May 4, 2003, there are outstanding 3,818,203 shares of the Registrant’s common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
ASSETS	Mar. 31, 2003	Dec. 31, 2002

Current assets:
Cash and cash equivalents	$11,341,000	$9,924,000
Restricted cash	50,000	50,000
Accounts receivable, net of allowance for doubtful accounts of $120,000 in 2003 and $120,000 in 2002	2,258,000	2,571,000
Prepaid expenses and other assets	834,000	876,000

Total current assets	14,483,000	13,421,000
Property and equipment:
Medical equipment and facilities	40,312,000	37,306,000
Office equipment	361,000	358,000
Deposits and construction in progress	3,199,000	4,372,000

	43,872,000	42,036,000
Accumulated depreciation and amortization	(11,810,000)	(10,858,000)

Net property & equipment	32,062,000	31,178,000
Other assets	184,000	231,000

Total assets	$46,729,000	$44,830,000

LIABILITIES AND	(unaudited)	(audited)
SHAREHOLDERS’ EQUITY	Mar. 31, 2003	Dec. 31, 2002

Current liabilities:
Accounts payable	$129,000	$145,000
Accrued interest	191,000	185,000
Employee compensation and benefits	115,000	126,000
Other accrued liabilities	793,000	280,000
Income taxes payable	0	20,000
Current portion of long-term debt	5,882,000	5,490,000

Total current liabilities	7,110,000	6,246,000
Long-term debt, less current portion	22,965,000	22,006,000
Deferred income taxes	766,000	590,000
Minority interest	1,421,000	1,448,000
Shareholders’ equity:
Common stock, without par value:
authorized shares - 10,000,000; issued & outstanding shares, 3,818,000 in 2003 and 3,783,000 in 2002	9,197,000	9,173,000
Additional paid-in capital	3,333,000	3,312,000
Retained earnings	1,937,000	2,055,000

Total shareholders’ equity	14,467,000	14,540,000

Total liabilities and shareholders’ equity	$46,729,000	$44,830,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months ended March 31,
	2003	2002

Revenues:
Medical services	$3,669,000	$3,245,000
Costs and expenses:
Costs of operations:
Maintenance and supplies	145,000	79,000
Depreciation and amortization	940,000	802,000
Other	450,000	354,000

	1,535,000	1,235,000
Selling and administrative	826,000	798,000
Interest	581,000	624,000

Total costs and expenses	2,942,000	2,657,000

Operating income	727,000	588,000
Interest and other income	44,000	54,000
Minority interest	(238,000)	(217,000)

Income before income taxes	533,000	425,000
Income tax expense	197,000	105,000

Net income	$336,000	$320,000

Net income per share:
Earnings per common share - basic	$0.09	$0.09

Earnings per common share - assuming dilution	$0.07	$0.06

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months ended March 31,
	2003	2002

Operating activities:
Net income	$336,000	$320,000
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	961,000	820,000
Deferred income taxes	197,000	105,000
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	313,000	(355,000)
Decrease in prepaid expenses and other assets	89,000	79,000
Increase (decrease) in accounts payable and accrued liabilities	18,000	(321,000)

Net cash from operating activities	1,914,000	648,000
Investing activities:
Purchase of property and equipment (net of financing)	811,000	(28,000)
(Decrease) in minority interest	(27,000)	(30,000)

Net cash from investing activities	784,000	(58,000)
Financing activities:
Payment of dividends	0	0
Payment received for exercise of options	24,000	42,000
Payment for repurchase of stock	0	(135,000)
Principal payments on long-term debt and capitalized leases	(1,305,000)	(1,036,000)

Net cash from financing activities	(1,281,000)	(1,129,000)

Net increase (decrease) in cash and cash equivalents	1,417,000	(539,000)
Cash and cash equivalents at beginning of period	9,924,000	11,580,000

Cash and cash equivalents at end of period	$11,341,000	$11,041,000

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$576,000	$619,000

Income taxes	$19,000	$48,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.       Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly American Shared Hospital Services’ consolidated financial position as of March 31, 2003 and the results of its operations for the three month periods ended March 31, 2003 and 2002, which results are not necessarily indicative of results on an annualized basis. Consolidated balance sheet amounts as of December 31, 2002 have been derived from audited financial statements.

     These financial statements include the accounts of American Shared Hospital Services (the “Company”) and its wholly-owned subsidiaries: OR21, Inc. (“OR21”); MedLeader.com, Inc. (“MedLeader”); American Shared Radiosurgery Services (“ASRS”); and ASRS majority-owned subsidiary, GK Financing, LLC (“GK Financing”).

     The Company through its majority-owned subsidiary, GK Financing, provided Gamma Knife units to fifteen medical centers as of March 31, 2003 in Arkansas, California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Mississippi, Nevada, New Jersey, New York, Ohio, Texas and Wisconsin.

     All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2.       Per Share Amounts

     Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding. For the three months ended March 31, 2003 basic earnings per share was computed using 3,787,000 common shares and diluted earnings per share was computed using 5,070,000 common shares and equivalents. For the three months ended March 31, 2002 basic earnings per share was computed using 3,554,000 common shares and diluted earnings per share was computed using 5,012,000 common shares and equivalents.

Note 3.       Stock-based Compensation

     The Company has two stock-based employee compensation plans, the 1995 and 2001 Stock Option Plans. The Company accounts for those plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. For pro forma purposes, the estimated fair value of the Company’s options is amortized over the options’ vesting period.

		Quarter Ended March 31
		2003	2002

Net income, as reported		$336,000	$320,000
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0	(9,000)
Pro forma net income		$336,000	$311,000
Earnings per share:
	Basic-as reported	$0.09	$0.09
	Basic-pro forma	$0.09	$0.09
	Diluted-as reported	$0.07	$0.06
	Diluted-pro forma	$0.07	$0.06

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This quarterly report to the Securities and Exchange Commission may be deemed to contain certain forward-looking statements with respect to the financial condition, results of operations and future plans of American Shared Hospital Services, which involve risks and uncertainties including, but not limited to, the risks of the Gamma Knife business and the risks of developing its IMRT and The Operating Room for the 21st Century® programs. Further information on potential factors that could affect the financial condition, results of operations and future plans of American Shared Hospital Services is included in the filings of the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 12, 2003.

     Medical services revenues increased $424,000 to $3,669,000 for the three month period ended March 31, 2003 from $3,245,000 for the three month period ended March 31, 2002. The increase reflects the addition of three new Gamma Knife units and a 3% revenue increase at Gamma Knife centers in operation for longer than one year. The Company had fifteen Gamma Knife units in operation at March 31, 2003 compared to twelve at March 31, 2002. Twelve of the Company’s customers are under fee-per-use contracts, and three customers are under revenue sharing agreements (“retail”). For retail units the Company receives all or a percentage of the reimbursement (exclusive of physician fees) received by the customer, and is responsible for all or a percentage of the operating expenses of the Gamma Knife.

     The number of Gamma Knife procedures increased by 80 in first quarter 2003 to 490 from 410 in the same quarter in the prior year. This increase was the result of a 9% increase in procedures performed at Gamma Knife units in operation more than one year and the addition of three new units.

     Total costs of operations increased $300,000 to $1,535,000 for the three month period ended March 31, 2003 from $1,235,000 for the three month period ended March 31, 2002. Maintenance and supplies increased by $66,000 for the three month period ended March 31, 2003 compared to the same period in the prior year, primarily due to an increase in the number of Gamma Knife units covered under maintenance contract, and a maintenance expense credit of $19,000 in the prior year. There were twelve Gamma Knife units covered under maintenance contract as of March 31, 2003 compared to ten as of March 31, 2002. Depreciation and amortization increased by $138,000 for the three month period ended March 31, 2003 compared to the same period in the prior year due to the addition of three new Gamma Knife units. Other operating costs increased $96,000 for the three month period ended March 31, 2003 compared to the same period in the prior year primarily due to an increase in marketing and promotion costs.

     Selling and administrative costs increased by $28,000 to $826,000 for the three month period ended March 31, 2003 from $798,000 for the three month period ended March 31, 2002. This increase was primarily due to the write-off of approximately $58,000 in previously deferred costs relating to the future placement of a Gamma Knife unit in Brazil. The Gamma Knife unit originally scheduled for Brazil has been reallocated to another location. This write-off was partially offset by reductions in legal and accounting fees and business development costs.

     Interest expense decreased by $43,000 to $581,000 for the three month period ended March 31, 2003 from $624,000 for the three month period ended March 31, 2002 primarily due to lower interest expense on the debt relating to the more mature Gamma Knife units. The mature units have lower interest expense because interest expense decreases as the outstanding principal balance of each loan is reduced. Interest expense reduction on existing loans offset additional interest expense from financings of three new Gamma Knife units. In addition, the debt relating to newer Gamma Knife units is at a lower interest rate than the more mature units.

     Interest and other income decreased by $10,000 to $44,000 for the three month period ended March 31, 2003 from $54,000 for the three month period ended March 31, 2002 primarily due to lower average invested cash balances and lower interest rates available on those balances.

     Minority interest increased by $21,000 to $238,000 for the three month period ended March 31, 2003 from $217,000 for the three month period ended March 31, 2002 due to increased profitability of GK Financing. Minority interest represents the 19% interest of GK Financing owned by a third party.

     Income tax expense increased by $92,000 to $197,000 in the first quarter 2003 compared to $105,000 in the first quarter 2002. The increase was due to increased profitability and an increase in the effective income tax rate in first quarter 2003 compared to first quarter 2002. The Company recorded a 40% income tax provision in both first quarter 2003 and first quarter 2002. The effective income tax rate in 2003 was reduced to approximately 37% due to an income tax benefit of $16,000 that was recorded for the exercise of 25,000 previously expensed options. In first quarter 2002, the effective income tax rate was reduced to 25% due to an income tax benefit of $65,000 that was recorded for the exercise of 100,000 previously expensed options. These income tax benefits are the result of compensation expense that was recognized when the options were granted in 1995.

     The Company had net income of $336,000 ($0.07 per diluted share) for the three month period ended March 31, 2003 compared to net income of $320,000 ($0.06 per diluted share) in the same period in the prior year. The increase was primarily due to increased utilization of Gamma Knife units in operation more than one year, which resulted in higher operating income. This was partially offset by higher income tax expense, primarily due to the higher effective income tax rate of 37% in first quarter 2003 compared to 25% in first quarter 2002.

Liquidity and Capital Resources

     The Company had cash and cash equivalents of $11,341,000 at March 31, 2003 compared to $9,924,000 at December 31, 2002. The Company’s cash position increased by $1,417,000 primarily due to the net reimbursement of progress payments of $966,000 on Gamma Knife projects financed in first quarter 2003 and a decrease in accounts receivable of $313,000.

     During first quarter 2003, the Company declared an annual dividend of $0.12 per share to shareholders of record on March 14, 2003, which resulted in a reduction in retained earnings of $454,000. The dividends are payable to shareholders on April 4, 2003.

     The Company as of March 31, 2003 had shareholders’ equity of $14,467,000, working capital of $7,373,000 and total assets of approximately $46,729,000.

     The Company has scheduled interest and principal payments under its debt obligations of approximately $8,196,000 during the next 12 months. The Company believes that its cash flow from operations and cash resources are adequate to meet its scheduled debt obligations during the next 12 months.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings. None.

Item 2.	Changes in Securities. None.

Item 3.	Defaults upon Senior Securities. None.

Item 4.	Submission of Matters to a Vote of Securities Holders. None.

Item 5.	Other Information. None.

Item 6.	Exhibits and Reports on Form 8-K.

	10.42	Lease Agreement for a Gamma Knife Unit dated as of May 22, 2002 between GK Financing, LLC and The Johns Hopkins Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SHARED HOSPITAL SERVICES
Registrant

Date:	May 15, 2003	/s/ Ernest A. Bates Ernest A. Bates, M.D. Chairman of the Board and Chief Executive Officer

Date:	May 15, 2003	/s/ Craig K. Tagawa Craig K. Tagawa Senior Vice President Chief Operating and Financial Officer

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

May 15, 2003

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

May 15, 2003

/s/ Ernest A. Bates, M.D.

Ernest A. Bates, M.D.

Chief Executive Officer