Form 10-Q
period 2003-06-30
AMERICAN SHARED HOSPITAL SERVICES
filed 2003-08-13
CIK 744825

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Securities Exchange Act Rule 12b-2). Yes ☐  No ☒

As of August 1, 2003, there are outstanding 3,768,203 shares of the Registrant’s common stock.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
ASSETS	June 30, 2003	Dec. 31, 2002

Current assets:
Cash and cash equivalents	$11,032,000	$9,924,000
Restricted cash	50,000	50,000
Accounts receivable, net of allowance for doubtful accounts of $120,000 in 2003 and $120,000 in 2002	2,792,000	2,571,000
Prepaid expenses and other assets	687,000	876,000

Total current assets	14,561,000	13,421,000
Property and equipment:
Medical equipment and facilities	43,099,000	37,306,000
Office equipment	428,000	358,000
Deposits and construction in progress	2,510,000	4,372,000

	46,037,000	42,036,000
Accumulated depreciation and amortization	(12,860,000)	(10,858,000)

Net property & equipment	33,177,000	31,178,000
Other assets	186,000	231,000

Total assets	$47,924,000	$44,830,000

LIABILITIES AND	(unaudited)	(audited)
SHAREHOLDERS' EQUITY	June 30, 2003	Dec. 31, 2002

Current liabilities:
Accounts payable	$273,000	$145,000
Accrued interest	174,000	185,000
Employee compensation and benefits	173,000	126,000
Other accrued liabilities	423,000	280,000
Income taxes payable	0	20,000
Current portion of long-term debt	6,291,000	5,490,000

Total current liabilities	7,334,000	6,246,000
Long-term debt, less current portion	23,446,000	22,006,000
Deferred income taxes	863,000	590,000
Minority interest	1,563,000	1,448,000
Shareholders’ equity:
Common stock, without par value: authorized shares - 10,000,000; issued & outstanding shares, 3,768,203 in 2003 and 3,783,000 in 2002	9,198,000	9,173,000
Additional paid-in capital	3,404,000	3,312,000
Retained earnings	2,116,000	2,055,000

Total shareholders’ equity	14,718,000	14,540,000

Total liabilities and shareholders’ equity	$47,924,000	$44,830,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,

	2003	2002	2003	2002

Revenue:
Medical services	$4,105,000	$3,216,000	$7,774,000	$6,461,000
Costs and expenses:
Costs of operations:
Maintenance and supplies	166,000	104,000	311,000	183,000
Depreciation and amortization	1,036,000	826,000	1,976,000	1,628,000
Other	681,000	367,000	1,131,000	721,000

	1,883,000	1,297,000	3,418,000	2,532,000
Selling and administrative	839,000	863,000	1,665,000	1,661,000
Interest	671,000	575,000	1,252,000	1,199,000

Total costs and expenses	3,393,000	2,735,000	6,335,000	5,392,000

	712,000	481,000	1,439,000	1,069,000
Interest and other income	28,000	43,000	72,000	97,000
Minority interest	(237,000)	(178,000)	(475,000)	(395,000)

Income before income taxes	503,000	346,000	1,036,000	771,000
Income tax expense	169,000	35,000	366,000	140,000

Net income	$334,000	$311,000	$670,000	$631,000

Net income per share:
Earnings per common share — basic	$0.09	$0.08	$0.18	$0.17

Earnings per common share — assuming dilution	$0.07	$0.06	$0.13	$0.13

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months ended June 30,

	2003	2002

Operating activities:
Net income	$670,000	$631,000
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	2,020,000	1,674,000
Deferred income taxes	366,000	140,000
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(221,000)	(345,000)
Decrease in prepaid expenses and other assets	216,000	109,000
Increase (decrease) in accounts payable and accrued liabilities	132,000	(525,000)

Net cash from operating activities	3,183,000	1,684,000
Investing activities:
Purchase of property and equipment (net of financing)	912,000	(567,000)
Increase (decrease) in minority interest	115,000	(43,000)

Net cash from investing activities	1,027,000	(610,000)
Financing activities:
Payment of dividends	(454,000)	(438,000)
Payment received for exercise of stock options	24,000	44,000
Repurchase of options/warrants	0	(135,000)
Repurchase of common stock	0	0
Principal payments on long-term debt and capitalized leases	(2,672,000)	(2,107,000)

Net cash from financing activities	(3,102,000)	(2,636,000)

Net (decrease) in cash and cash equivalents	1,108,000	(1,562,000)
Cash and cash equivalents at beginning of period	9,924,000	11,580,000

Cash and cash equivalents at end of period	$11,032,000	$10,018,000

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest paid	$1,263,000	$1,193,000
Income taxes paid	$39,000	$73,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly American Shared Hospital Services’ consolidated financial position as of June 30, 2003 and the results of its operations for the three and six month periods ended June 30, 2003 and 2002, which results are not necessarily indicative of results on an annualized basis. Consolidated balance sheet amounts as of December 31, 2002 have been derived from audited financial statements.

     These financial statements include the accounts of American Shared Hospital Services (the “Company”) and its wholly-owned subsidiaries: OR21, Inc. (“OR21”); MedLeader.com, Inc. (“MedLeader”); American Shared Radiosurgery Services (“ASRS”); and ASRS majority-owned subsidiary, GK Financing, LLC (“GK Financing”).

     The Company through its majority-owned subsidiary, GK Financing, provided Gamma Knife units to sixteen medical centers as of June 30, 2003 in Arkansas, California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Mississippi, Nevada, New Jersey, New York, Ohio, Texas and Wisconsin.

     All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2. Per Share Amounts

     Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding. For the three and six months ended June 30, 2003 basic earnings per share was computed using 3,822,000 and 3,805,000 common shares, respectively, and diluted earnings per share was computed using 5,064,000 and 5,067,000 common shares and equivalents, respectively. For the three and six months ended June 30, 2002 basic earnings per share was computed using 3,717,000 and 3,635,000 common shares, respectively, and diluted earnings per share was computed using 5,082,000 and 5,047,000 common shares and equivalents, respectively.

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

		Three months ended June 30		Six Months Ended June 30

		2003	2002	2003	2002

Net income, as reported		$334,000	$311,000	$670,000	$631,000
Deduct:	Total stock-based employee compensation expense	$0	($9,000)	$0	($18,000)
	determined under fair value based method for all awards, net of related tax effects
Pro forma net income		$334,000	$302,000	$670,000	$613,000
Earnings per share:
	Basic-as reported	$0.09	$0.08	$0.18	$0.17
	Basic-pro forma	$0.09	$0.08	$0.18	$0.17
	Diluted-as reported	$0.07	$0.06	$0.13	$0.13
	Diluted-pro forma	$0.07	$0.06	$0.13	$0.12

Item 2. Management’s Discussion and Analysis of Financial Condition and

Results of Operations

     This quarterly report to the Securities and Exchange Commission may be deemed to contain certain forward-looking statements with respect to the financial condition, results of operations and future plans of American Shared Hospital Services, which involve risks and uncertainties including, but not limited to, the risks of the Gamma Knife business and the risks of developing its IMRT and The Operating Room for the 21st Century® programs. Further information on potential factors that could affect the financial condition, results of operations and future plans of American Shared Hospital Services is included in the filings of the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, the Quarterly Report on Form 10-Q for the three months ended March 31, 2003 and the definitive Proxy Statement for the Annual Meeting of Shareholders held on June 12, 2003.

     Medical services revenue increased $889,000 and $1,313,000 to $4,105,000 and $7,774,000 for the three month and six month periods ended June 30, 2003, from $3,216,000 and $6,461,000 for the three and six month periods ended June 30, 2002, respectively. The increase for the three month period ended June 30, 2003 reflects an 18% revenue increase at Gamma Knife centers in operation longer than one year and an increase in revenue due to three additional Gamma Knife units in operation compared to the same period in the prior year. For the six month period there was a 10% revenue increase at Gamma Knife centers in operation for longer than one year, as well as the inclusion of three additional Gamma Knife units in operation. The Company had 16 Gamma Knife units in operation at June 30, 2003 compared to 13 at June 30, 2002. Twelve of the Company’s customers are under fee-per-use contracts, and four customers are under revenue sharing agreements (“retail”). For retail units the Company receives all or a percentage of the reimbursement (exclusive of physician fees) received by the customer, and is responsible for all or a percentage of the operating expenses of the Gamma Knife.

     The number of Gamma Knife procedures increased by 42% and 30% to 560 and 1,050 for the three and six month periods ended June 30, 2003 from 395 and 805 for the three and six month periods ended June 30, 2002, respectively. The increases were primarily the result of increases in procedures performed at Gamma Knife units in operation more than one year of 28% and 18% for the three and six month periods ended June 30, 2003, respectively, as well as the addition of three new Gamma Knife units.

     Total costs of operations increased $586,000 and $886,000 to $1,883,000 and $3,418,000 for the three and six month periods ended June 30, 2003, from $1,297,000 and $2,532,000 for the three and six month periods ended June 30, 2002, respectively. Maintenance and supplies increased by $62,000 and $128,000 for the three and six month periods ended June 30, 2003 compared to the same periods in the prior year, primarily due to an increase in the number of Gamma Knife units covered under maintenance contract. There were 13 Gamma Knife units covered under maintenance contract as of June 30, 2003 compared to 11 as of June 30, 2002. Depreciation and amortization increased by $210,000 and $348,000 for the three and six month periods ended June 30, 2003 compared to the same periods in the prior year due to the addition of one new Gamma Knife unit that started during second quarter 2003, one new Gamma Knife unit that started first quarter 2003, and the inclusion of 2 new Gamma Knife units that started during second and third quarter 2002. Other operating costs increased $314,000 and $410,000 for the three and six month periods ended June 30, 2003 compared to the same periods in the prior year primarily due to an increase in marketing costs, as well as startup and training costs at the Company’s two recently opened Gamma Knife centers.

     Selling and administrative costs decreased by $24,000 and increased by $4,000 to $839,000 and $1,665,000 for the three and six month periods ended June 30, 2003 from $863,000 and $1,661,000 for the three and six month periods ended June 30, 2002, respectively. The decrease for the quarter was primarily due to reductions in legal and accounting fees. For the year, reductions in business development costs, legal and accounting fees were offset by a write-off of approximately $58,000 in previously deferred costs relating to the future placement of a Gamma Knife unit in Brazil, which was reallocated to another location.

     Interest expense increased by $96,000 and $53,000 to $671,000 and $1,252,000 for the three and six month periods ended June 30, 2003 from $575,000 and $1,199,000 for the three and six month periods ended June 30, 2002, respectively. These increases are primarily due to additional interest expense on the financing of the new Gamma Knife units during first and second quarter 2003 and third quarter 2002, which was partially offset by lower interest expense on the debt relating to the more mature Gamma Knife units. The mature units have lower interest expense because interest expense decreases as the outstanding principal balance of each loan is reduced.

     Interest and other income decreased by $15,000 and $25,000 to $28,000 and $72,000 for the three and six month periods ended June 30, 2003 from $43,000 and $97,000 for the three and six month periods ended June 30, 2002, respectively, primarily due to lower interest rates available on invested cash balances.

     Minority interest increased by $59,000 and $80,000 to $237,000 and $475,000 for the three and six month periods ended June 30, 2003 from $178,000 and $395,000 for the three and six month periods ended June 30, 2002, respectively, due to increased profitability of GK Financing. Minority interest represents the 19% interest of GK Financing owned by a third party.

     Income tax expense increased by $134,000 and $226,000 to $169,000 and $366,000 for the three and six month periods ended June 30, 2003 compared to $35,000 and $140,000 for the three and six month periods ended June 30, 2002, respectively. The increase was due to increased profitability and an increase in the effective income tax rate in 2003 compared to 2002. The Company recorded a 40% income tax provision in the three and six month periods ended June 30, 2003, as well as, the same periods in 2002. The effective income tax rate in second quarter 2003 was reduced to approximately 34% due to an income tax benefit of $32,000 that was recorded for the exercise of 50,000 previously expensed options. In second quarter 2002, the effective income tax rate was reduced to 10% due to an income tax benefit of $103,000 that was recorded for the exercise of 160,000 previously expensed options. For the six month period ended June 30, 2003, the effective tax rate was reduced to 35% compared to 18% for the same period in the prior year. This is due to an income tax benefit on the exercise of previously expensed options of $48,000 compared to $168,000 in the prior year. These income tax benefits are the result of compensation expense that was recognized when the options were granted in 1995.

     The Company had net income of $334,000 ($0.07 per diluted share) and $670,000 ($0.13 per diluted share) for the three and six month periods ended June 30, 2003 compared to net income of $311,000 ($0.06 per diluted share) and $631,000 ($0.13) in the same period in the prior year. The increase for both the three and six month periods was primarily due to increased utilization of Gamma Knife units in operation more than one year, which resulted in higher operating income. This was partially offset by higher income tax expense, primarily due to the higher effective income tax rates of 34% and 35% for the three and six month periods ended June 30, 2003 compared to 10% and 18% for the same periods in the prior year, respectively.

Liquidity and Capital Resources

     The Company had cash and cash equivalents of $11,032,000 at June 30, 2003 compared to $9,924,000 at December 31, 2002. The Company’s cash position increased by $1,108,000 primarily due to the net reimbursement of progress payments of $1,217,000 on Gamma Knife projects financed in the first six months of 2003.

     On April 4, 2003 the Company paid an annual dividend of $0.12 per share to shareholders of record as of March 14, 2003, which resulted in a reduction in retained earnings in first quarter 2003 of $454,000. On June 12, 2003, The Company declared a quarterly dividend of $0.04 per share, payable on October 15, 2003 to shareholders of record as of October 1, 2003, which resulted in a reduction in retained earnings during second quarter 2003 of $155,000.

     The Company as of June 30, 2003 had shareholders’ equity of $14,718,000, working capital of $7,227,000 and total assets of approximately $47,924,000.

     The Company has scheduled interest and principal payments under its debt obligations of approximately $8,779,000 during the next 12 months. The Company believes that its cash flow from operations and cash resources are adequate to meet its scheduled debt obligations during the next 12 months.

     The Company is investing its cash in an institutionally priced money market fund pending use in the Company’s operations. The investment objective of the money market fund is to maintain a stable net asset value, in order to maximize yield while preserving principal value.

Item 4. Controls and Procedures

     (a)  Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Exchange Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

     (b)  Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
None.

Item 2.	Changes in Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Submission of Matters to a Vote of Securities Holders.
The Company’s Annual Meeting of Shareholders (“Meeting”) was held on June 12, 2003. There were present in person or by proxy at said Meeting shareholders voting 3,640,995 shares that represented 95.3% of the 3,818,203 shares outstanding and entitled to vote at the Meeting, which represented a quorum. At the meeting, the shareholders:

1) Voted on the Election of Directors as follows:

Nominee	For	Against

Ernest A. Bates, M.D.	3,636,235	4,760
Willie R. Barnes	3,636,635	4,360
Olin C. Robison	3,636,635	4,360
John F. Ruffle	3,636,635	4,360
Stanley S. Trotman, Jr.	3,636,635	4,360

Dr. Bates, Mr. Barnes, Mr. Robison, Mr. Ruffle and Mr. Trotman were elected to the Board of Directors.

Voted on the ratification of Moss Adams, LLP as the Company’s independent accountants for the year ended December 31, 2003. There were 3,606,716 votes for, 26,048 votes against and 8,230 votes abstained.

Moss Adams, LLP was ratified as the Company’s independent accountants for the year ended December 31, 2003.

Item 5.	Other Information.
None.

Item 6.	Exhibits and Reports on Form 8-K.
	(a)	Exhibits
The following exhibits are filed herewith:

Exhibit Number	Description

10.43	Lease Agreement for a Gamma Knife Unit dated as of July 11, 2002 between GK Financing, LLC and Southern Baptist Hospital of Florida, Inc. D/B/A Baptist Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K
The following report on Form 8-K was filed during the three months ended June 30, 2003:

Form 8-K dated and filed April 21, 2003 relating to a press release announcing the Company’s preliminary financial results for its first quarter of fiscal year 2003.

The following report on Form 8-K was filed after June 30, 2003:

Form 8-K dated and filed July 22, 2003 relating to a press release announcing the Company’s preliminary financial results for its second quarter of fiscal year 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SHARED HOSPITAL SERVICES
Registrant

Date:	August 13, 2003	/s/ Ernest A. Bates

Ernest A. Bates, M.D. Chairman of the Board and Chief Executive Officer

Date:	August 13, 2003	/s/ Craig K. Tagawa

Craig K. Tagawa Senior Vice President Chief Operating and Financial Officer

EXHIBIT INDEX

10.43	Lease Agreement for a Gamma Knife Unit dated as of July 11, 2002 between GK Financing, LLC and Southern Baptist Hospital of Florida, Inc. D/B/A Baptist Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.