Form 10-Q
period 2003-09-30
AMERICAN SHARED HOSPITAL SERVICES
filed 2003-11-14
CIK 744825

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________.

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

As of November 3, 2003, there are outstanding 3,918,203 shares of the Registrant’s common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	Sept. 30, 2003	Dec. 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$10,882,000	$9,924,000
Restricted cash	50,000	50,000
Accounts receivable, net of allowance for doubtful accounts of $170,000 in 2003 and $120,000 in 2002	2,868,000	2,571,000
Prepaid expenses and other assets	480,000	876,000

Total current assets	14,280,000	13,421,000
Property and equipment:
Medical equipment and facilities	45,343,000	37,306,000
Office equipment	428,000	358,000
Deposits and construction in progress	775,000	4,372,000

	46,546,000	42,036,000
Accumulated depreciation and amortization	(13,961,000)	(10,858,000)

Net property and equipment	32,585,000	31,178,000
Other assets	177,000	231,000

Total assets	$47,042,000	$44,830,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$226,000	$145,000
Accrued interest	155,000	185,000
Employee compensation and benefits	197,000	126,000
Other accrued liabilities	423,000	280,000
Income taxes payable	0	20,000
Current portion of long-term debt	6,559,000	5,490,000

Total current liabilities	7,560,000	6,246,000
Long-term debt, less current portion	21,662,000	22,006,000
Deferred income taxes	985,000	590,000
Minority interest	1,692,000	1,448,000
Shareholders’ equity:
Common stock, without par value:
authorized shares - 10,000,000; issued and outstanding shares, 3,918,000 in 2003 and 3,783,000 in 2002	9,198,000	9,173,000
Additional paid-in capital	3,461,000	3,312,000
Retained earnings	2,484,000	2,055,000

Total shareholders’ equity	15,143,000	14,540,000

Total liabilities and shareholders’ equity	$47,042,000	$44,830,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months ended Sept. 30,		Nine Months ended Sept. 30,

	2003	2002	2003	2002

Revenue:
Medical services	$4,011,000	$3,563,000	$11,785,000	$10,024,000
Costs and expenses:
Costs of operations:
Maintenance and supplies	222,000	141,000	533,000	324,000
Depreciation and amortization	1,085,000	911,000	3,061,000	2,539,000
Other	588,000	290,000	1,719,000	1,011,000

	1,895,000	1,342,000	5,313,000	3,874,000
Selling and administrative	702,000	899,000	2,367,000	2,560,000
Interest	656,000	626,000	1,908,000	1,825,000

Total costs and expenses	3,253,000	2,867,000	9,588,000	8,259,000

Operating income	758,000	696,000	2,197,000	1,765,000
Interest and other income	27,000	41,000	99,000	138,000
Minority interest	(224,000)	(264,000)	(699,000)	(659,000)

Income before income taxes	561,000	473,000	1,597,000	1,244,000
Income tax expense	(192,000)	(190,000)	(558,000)	(330,000)

Net income	$369,000	$283,000	$1,039,000	$914,000

Net income per share:
Earnings per common share - basic	$0.10	$0.08	$0.27	$0.25

Earnings per common share - assuming dilution	$0.07	$0.06	$0.20	$0.18

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months ended Sept. 30,

	2003	2002

Operating activities:
Net income	$1,039,000	$914,000
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	3,130,000	2,611,000
Deferred income taxes	559,000	330,000
Changes in operating assets and liabilities:
Increase in accounts receivable	(297,000)	(802,000)
Decrease in prepaid expenses and other assets	423,000	222,000
Increase (decrease) in accounts payable and accrued liabilities	88,000	(259,000)

Net cash from operating activities	4,942,000	3,016,000
Investing activities:
Purchase of property and equipment	(4,510,000)	(4,981,000)
Increase in minority interest	244,000	221,000

Net cash from investing activities	(4,266,000)	(4,760,000)
Financing activities:
Payment of dividends	(454,000)	(438,000)
Payment received for exercise of stock options	25,000	68,000
Repurchase of options/warrants	(14,000)	0
Repurchase of common stock	0	(135,000)
Financing on purchase of property and equipment	4,913,000	4,354,000
Principal payments on long-term debt and capitalized leases	(4,188,000)	(3,228,000)

Net cash from financing activities	282,000	621,000

Net increase (decrease) in cash and cash equivalents	958,000	(1,123,000)
Cash and cash equivalents at beginning of period	9,924,000	11,580,000

Cash and cash equivalents at end of period	$10,882,000	$10,457,000

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest paid	$1,938,000	$1,808,000
Income taxes paid	$81,000	$85,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly American Shared Hospital Services’ consolidated financial position as of September 30, 2003 and the results of its operations for the three and nine month periods ended September 30, 2003 and 2002, which results are not necessarily indicative of results on an annualized basis. Consolidated balance sheet amounts as of December 31, 2002 have been derived from audited financial statements.

     These financial statements include the accounts of American Shared Hospital Services (the “Company”) and its wholly-owned subsidiaries: OR21, Inc. (“OR21”); MedLeader.com, Inc. (“MedLeader”); American Shared Radiosurgery Services (“ASRS”); and ASRS’s majority-owned subsidiary, GK Financing, LLC (“GK Financing”).

     The Company through its majority-owned subsidiary, GK Financing, provided Gamma Knife units to seventeen medical centers as of September 30, 2003 in Arkansas, California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Mississippi, Nevada, New Jersey, New Mexico, New York, Ohio, Texas and Wisconsin.

     All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2. Per Share Amounts

     Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding. For the three and nine months ended September 30, 2003 basic earnings per share was computed using 3,871,000 and 3,827,000 common shares, respectively, and diluted earnings per share was computed using 5,081,000 and 5,072,000 common shares and equivalents, respectively. For the three and nine months ended September 30, 2002 basic earnings per share was computed using 3,822,000 and 3,805,000 common shares, respectively, and diluted earnings per share was computed using 5,064,000 and 5,067,000 common shares and equivalents, respectively.

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

	Three months ended Sep 30		Nine Months Ended Sep 30
	2003	2002	2003	2002

Net income, as reported	$369,000	$283,000	$1,039,000	$914,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$0	($18,000)	$0	($27,000)
Pro forma net income	$369,000	$265,000	$1,039,000	$887,000
Earnings per share:
Basic-as reported	$0.10	$0.08	$0.27	$0.25
Basic-pro forma	$0.10	$0.07	$0.27	$0.24
Diluted-as reported	$0.07	$0.06	$0.20	$0.18
Diluted-pro forma	$0.07	$0.05	$0.20	$0.17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This quarterly report to the Securities and Exchange Commission may be deemed to contain certain forward-looking statements with respect to the financial condition, results of operations and future plans of American Shared Hospital Services, which involve risks and uncertainties including, but not limited to, the risks of the Gamma Knife business. Further information on potential factors that could affect the financial condition, results of operations and future plans of American Shared Hospital Services is included in the filings of the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, the Quarterly Report on Form 10-Q for the periods ended March 31, 2003 and June 30, 2003, and the definitive Proxy Statement for the Annual Meeting of Shareholders held on June 12, 2003.

     Medical services revenue increased $448,000 and $1,761,000 to $4,011,000 and $11,785,000 for the three month and nine month periods ended September 30, 2003, from $3,563,000 and $10,024,000 for the three and nine month periods ended September 30, 2002, respectively. The increase in revenue for the three month period was due to three additional Gamma Knife units in operation compared to the same period in the prior year, which offset a decline of 6% in revenue at Gamma Knife centers in operation longer than one year. Two of the three new Gamma Knife units that opened during 2003 were retail units. For the nine month period there was a 5% revenue increase at Gamma Knife centers in operation for longer than one year, as well as the inclusion of three additional Gamma Knife units in operation. The Company had 17 Gamma Knife units in operation at September 30, 2003 compared to 14 at September 30, 2002. Thirteen of the Company’s customers are under fee-per-use contracts, and four customers are under revenue sharing agreements (“retail”). For retail units the Company receives all or a percentage of the reimbursement (exclusive of physician fees) received by the customer, and is responsible for all or a percentage of the operating expenses of the Gamma Knife.

     The number of Gamma Knife procedures increased by 8% and 22% to 510 and 1,561 for the three and nine month periods ended September 30, 2003 from 473 and 1,278 for the three and nine month periods ended September 30, 2002, respectively. The increase for the three month period ended September 30, 2003 was due to the addition of three new Gamma Knife units compared to the same period in the prior year, which offset a decrease of 4% in procedures performed at Gamma Knife units in operation more than one year. The increase for the nine month period ended September 30, 2003 was primarily the result of increases in procedures performed at Gamma Knife units in operation more than one year of 10%, as well as the addition of three new Gamma Knife units.

     Total costs of operations increased $553,000 and $1,439,000 to $1,895,000 and $5,313,000 for the three and nine month periods ended September 30, 2003, from $1,342,000 and $3,874,000 for the three and nine month periods ended September 30, 2002, respectively. Maintenance and supplies increased by $81,000 and $209,000 for the three and nine month periods ended September 30, 2003 compared to the same periods in the prior year, primarily due to an increase in the number of Gamma Knife units covered under maintenance contract. There were 14 Gamma Knife units covered under maintenance contract as of September 30, 2003 compared to 11 as of September 30, 2002. Depreciation and amortization increased by $174,000 and $522,000 for the three and nine month periods ended September 30, 2003 compared to the same periods in the prior year due to the addition of one new Gamma Knife unit that started during second quarter 2003, one new Gamma Knife unit that started first quarter 2003, and the inclusion of 2 new Gamma Knife units that started during second and third quarter 2002. Other operating costs increased $298,000 and $708,000 for the three and nine month periods ended September 30, 2003 compared to the same periods in the prior year primarily due to an increase in marketing costs and the addition of a new retail Gamma Knife unit where the Company is responsible for all of the operating costs, offset by sales/use and property tax credits of approximately $110,000 in the third quarter 2002 with no comparable credits during 2003. Additionally for the nine month period ended September 30, 2003, there were startup and training costs at the Company’s two most recently opened retail Gamma Knife centers.

     Selling and administrative costs decreased by $197,000 and $193,000 to $702,000 and $2,367,000 for the three and nine month periods ended September 30, 2003 from $899,000 and $2,560,000 for the three and nine month periods ended September 30, 2002, respectively. The decrease for both the three month and nine month periods was primarily due to reduced payroll and business development expenses, as well as reductions in legal and accounting fees. For the year, these reductions were partially offset by a write-off of approximately $58,000 in previously deferred costs relating to the future placement of a Gamma Knife unit in Brazil, which was reallocated to another location.

     Interest expense increased by $30,000 and $83,000 to $656,000 and $1,908,000 for the three and nine month periods ended September 30, 2003 from $626,000 and $1,825,000 for the three and nine month periods ended September 30, 2002, respectively. These increases are primarily due to additional interest expense on the financing of the new Gamma Knife units during first and second quarter 2003, and second and third quarter 2002, which was partially offset by lower interest expense on the debt relating to the more mature Gamma Knife units. The mature units have lower interest expense because interest expense decreases as the outstanding principal balance of each loan is reduced.

     Interest and other income decreased by $14,000 and $39,000 to $27,000 and $99,000 for the three and nine month periods ended September 30, 2003 from $41,000 and $138,000 for the three and nine month periods ended September 30, 2002, respectively, primarily due to lower interest rates available on invested cash balances.

     Minority interest decreased by $40,000 and increased by $40,000 to $224,000 and $699,000 for the three and nine month periods ended September 30, 2003 from $264,000 and $659,000 for the three and nine month periods ended September 30, 2002, respectively. Minority interest represents the 19% interest of GK Financing owned by a third party. The decrease for the three month period is primarily due to increased marketing, income taxes and other operating costs at GK Financing during the three month period ended September 30, 2003 compared to the prior year. The increase for the nine month period is due to increased profitability of GK Financing.

     Income tax expense increased by $2,000 and $228,000 to $192,000 and $558,000 for the three and nine month periods ended September 30, 2003 compared to $190,000 and $330,000 for the three and nine month periods ended September 30, 2002, respectively. The increase was due to increased profitability and an increase in the effective income tax rate in 2003 compared to 2002. The Company recorded a 40% income tax provision in the three and nine month periods ended September 30, 2003, as well as in the same periods in 2002. The effective income tax rate in third quarter 2003 was reduced to approximately 34% due to an income tax benefit of $33,000 that was recorded for the exercise of 50,000 previously expensed options. No such options were exercised in third quarter 2002, which caused the effective income tax rate to remain at 40%. For the nine month period ended September 30, 2003, the effective tax rate was reduced to 35% compared to 27% for the same period in the prior year. This is due to an income tax benefit on the exercise of previously expensed options of $81,000 compared to $168,000 in the prior year. These income tax benefits are the result of compensation expense that was recognized when the options were granted in 1995.

     The Company had net income of $369,000 ($0.07 per diluted share) and $1,039,000 ($0.20 per diluted share) for the three and nine month periods ended September 30, 2003 compared to net income of $283,000 ($0.06 per diluted share) and $914,000 ($0.18 per diluted share) in the same period in the prior year. The increase for the three month period was primarily due to lower selling and administrative costs compared to the same period in the prior year. The increase for the nine month period is primarily due to increased utilization of Gamma Knife units in operation more than one year, which resulted in higher operating income, and lower selling and administrative costs. This was partially offset by higher income tax expense due to the higher effective income tax rate of 35% for the nine month period ended September 30, 2003 compared to 27% for the same period in the prior year.

Liquidity and Capital Resources

     The Company had cash and cash equivalents of $10,882,000 at September 30, 2003 compared to $9,924,000 at December 31, 2002. The Company’s cash position increased by $958,000 primarily due to the net reimbursement of progress payments of $977,000 on Gamma Knife projects financed in the first nine months of 2003.

     On April 4, 2003 the Company paid an annual dividend of $0.12 per share to shareholders of record as of March 14, 2003, which resulted in a reduction in retained earnings in first quarter 2003 of $454,000. On June 12, 2003, The Company declared a quarterly dividend of $0.04 per share, payable on October 15, 2003 to shareholders of record as of October 1, 2003.

     The Company as of September 30, 2003 had shareholders’ equity of $15,143,000, working capital of $6,720,000 and total assets of approximately $47,042,000.

     The Company has scheduled interest and principal payments under its debt obligations of approximately $9,102,000 during the next 12 months. The Company believes that its cash flow from operations and cash resources are adequate to meet its scheduled debt obligations during the next 12 months.

     The Company’s primary lender for its Gamma Knife projects, DVI Financial Services Inc. (“DVI”) filed for Chapter 11 bankruptcy protection in August 2003. This will not materially affect the financing that has been committed to existing projects. The Company is currently in the process of seeking other financing options for future projects. There can be no assurance that the Company will secure financing in amounts and/or terms as favorable as that historically provided by DVI.

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

     None.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Securities Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Description

10.44	Lease Agreement for a Gamma Knife Unit dated as of February 13, 2003 between GK Financing, LLC and AHS Albuquerque Regional Medical Center LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The following report on Form 8-K was filed during the three months ended September 30, 2003:

Form 8-K dated and filed July 22, 2003 relating to a press release announcing the Company’s preliminary financial results for its second quarter of fiscal year 2003.

The following report on Form 8-K was filed after September 30, 2003:

Form 8-K dated and filed October 22, 2003 relating to a press release announcing the Company’s preliminary financial results for its third quarter of fiscal year 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SHARED HOSPITAL SERVICES
Registrant

Date: November 14, 2003	/s/ Ernest A. Bates

Ernest A. Bates, M.D. Chairman of the Board and Chief Executive Officer

Date: November 14, 2003	/s/ Craig K. Tagawa

Craig K. Tagawa Senior Vice President Chief Operating and Financial Officer