Form 10-K
period 2003-12-31
AMERICAN SHARED HOSPITAL SERVICES
filed 2004-03-30
CIK 744825

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
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

      As of June 30, 2003, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $14,548,000.

      Number of shares of common stock of the registrant outstanding as of March 8, 2004: 3,925,173.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

PART I

Item 1.	Business

General

      American Shared Hospital Services (“ASHS” and, together with its subsidiaries, the “Company”) provides Gamma Knife stereotactic radiosurgery services to seventeen (17) medical centers in fifteen (15) states. The Company provides these services through its 81% indirect interest in GK Financing, LLC, a California limited liability company (“GKF”). The remaining 19% of GKF is owned by GKV Investments, Inc., a wholly owned U.S. subsidiary of Elekta AG, a Swedish company (“Elekta”). Elekta is the manufacturer of the Leksell Gamma Knife® (the “Gamma Knife”). GKF is a non-exclusive provider of alternative financing services for Elekta. Gamma Knife services accounted for 100% of the Company’s revenue in 2003.

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

Gamma Knife Operations

      Gamma Knife stereotactic radiosurgery, a non-invasive procedure, is an alternative to conventional brain surgery or can be an adjunct to conventional brain surgery. Compared to conventional surgery, Gamma Knife surgery usually involves shorter patient hospitalization, lower risk of complications and can be provided at a lower cost. Typically, Gamma Knife patients resume their normal activities one or two days after treatment. The Gamma Knife treats the patient with 201 single doses of gamma rays that are focused with great precision on small and medium, well circumscribed and critically located structures in the brain. The Gamma Knife delivers the concentrated dose of gamma rays from 201 sources of Cobalt-60 housed in the Gamma Knife. The 201 Cobalt-60 sources converge at the target area and deliver a dose that is high enough to destroy the diseased tissue without damaging surrounding healthy tissue.

      The Gamma Knife treats selected malignant tumors (i.e., solitary and multiple metastatic tumors, gliomas, nasopharyngeal carcinomas and ocular melanoma), benign brain tumors (i.e., meningiomas, pituitary and acoustic neuromas, craniopharyngiomas), arteriovenous malformations and trigeminal neuralgia (facial pain). Research is being conducted to determine whether the Gamma Knife can be effective in the treatment of epilepsy, Parkinson’s Disease and other functional disorders.

      As of December 31, 2003, there were 82 Gamma Knife sites in the United States and 193 units in operation worldwide. As of December 31, 2003, more than 250,000 procedures had been performed worldwide. An estimated percentage breakdown of these Gamma Knife procedures performed in the U.S. by indications treated is as follows: malignant (44%) and benign (29%) brain tumors, functional disorders (14%) and vascular disorders (13%).

      The Company, as of March 8, 2004, has seventeen (17) Gamma Knife units operating at seventeen (17) sites in the United States. In addition, the Company has three (3) more hospitals that are currently under development. The Company’s first Gamma Knife commenced operation in September 1991. The Company’s Gamma Knife units performed approximately 2,100 procedures in 2003 for a cumulative total of approximately 9,500 procedures through December 31, 2003.

      Gamma Knife revenue for the Company during the five (5) years ended December 31, and the percentage of total revenue of the Company represented by the Gamma Knife for each of the last five years, are set forth below:

	Total
Year Ended	Gamma Knife	Gamma Knife/
December 31,	Revenue	Total Revenue

	(In thousands)
2003	$16,178	100.0%
2002	$13,366	100.0%
2001	$11,758	100.0%
2000	$9,336	100.0%
1999	$7,151	99.9%

      The Company conducts its Gamma Knife business through its 81% indirect interest in GKF. The remaining 19% interest is indirectly owned by Elekta. GKF, formed in October 1995, is managed by its policy committee. The policy committee is composed of one representative from the Company, Ernest A. Bates, M.D., ASHS’s Chairman and CEO, and one representative from Elekta. The policy committee sets the operating policy for GKF. The policy committee may act only with the unanimous approval of both of its members. The policy committee selects a manager to handle GKF’s daily operations. Craig K. Tagawa, Chief Executive Officer of GKF and Chief Operating and Financial Officer of the ASHS, serves as GKF’s manager.

      GKF’s profits and/or losses and any cash distributions are allocated based on membership interests. GKF’s Operating Agreement requires that it have a cash reserve of at least $50,000 before cash distributions are made to its members. From inception to December 31, 2003, GKF distributed $11,421,000 to the Company and $2,679,000 to the minority partner.

Risks of Gamma Knife Business

      There are significant risks involved in the Company’s Gamma Knife business, including the following:

•	Each Gamma Knife unit requires a substantial capital investment. Historically our cost for a Gamma Knife unit, exclusive of upgrades, has been approximately $2,600,000. In some cases, we contribute additional funds for capital costs and/or annual operating and equipment related costs such as marketing, maintenance, insurance and property taxes. Due to the structure of our contracts with medical centers, there can be no assurance that these costs will be fully recovered or that we will earn a satisfactory return on our investment.

•	There is a limited market for the Gamma Knife. Due to the substantial costs of acquiring a Gamma Knife unit, we must identify medical centers that possess neurosurgery and radiation oncology departments capable of performing a large number of Gamma Knife procedures. We have identified approximately 200 such medical centers in the United States as potential future sites. As of December 31, 2003 there were 82 operating Gamma Knife units in the United States, of which 17 units are owned by us, and 193 units in operation worldwide. There can be no assurance that we will be successful in placing additional units at a significant number of sites in the future.

•	Our business is capital intensive and we have traditionally financed each Gamma Knife with debt. Our long term debt totals $26,917,000 and is collateralized by the Gamma Knife units and other assets, including our accounts receivable and future proceeds from any contract between us and any end user of the financed equipment. This high level of debt may adversely affect our ability to secure additional credit in the future, and as a result may affect our operations and profitability. If default occurs in the future, our creditors would have the ability to accelerate the defaulted loan, to seize the Gamma Knife unit with respect to which default has occurred, and to apply any collateral they may have at the time to cure the default.

•	There are currently three companies (in addition to our company) that actively provide alternative, non-conventional Gamma Knife financing to potential customers. There are no competitor companies that currently have more than six Gamma Knife units in operation. Our relationship with Elekta, the manufacturer of the Leksell Gamma Knife unit, is non-exclusive, and in the past we have lost sales to customers that chose to purchase a Gamma Knife unit directly from Elekta. In addition, we may continue to lose future sales to such customers and may also lose future sales to our competitors. There can be no assurance that we will be able to successfully compete against others in placing future units.

•	There are several methods of radiosurgery (including the modified linear accelerator) as well as conventional neurosurgery that compete against the Gamma Knife. Currently, there are approximately 250 medical centers in the United States with modified linear accelerators. Each of the medical centers targeted by us could decide to acquire another radiosurgery modality instead of a Gamma Knife. In addition, neurosurgeons who are primarily responsible for referring patients for Gamma Knife surgery may not be willing to make such referrals for various reasons, instead opting for invasive surgery. There can be no assurance that we will be able to secure a sufficient number of future sites or Gamma Knife procedures to sustain its profitability and growth.

•	The amount reimbursed to medical centers for each Gamma Knife treatment may decline in the future. The reimbursement decrease may come from federally mandated programs (i.e., Medicare and Medicaid) or other third party payor groups. Thirteen of our existing contracts are reimbursed by the medical center to us on a fee per use basis. The primary risk to us under this type of contract is that the actual volume of procedures could be less than projected. However, a significant reimbursement rate reduction may result in the Company restructuring certain of its existing contracts. We also have four contracts where we receive revenue based directly on the amount of reimbursement received for procedures performed. Revenue under those contracts and any future contracts with revenue based directly on reimbursement amounts will be impacted by any reimbursement rate change. Some of our future contracts for Gamma Knife services may have revenue based on such reimbursement rates instead of a fee for service basis. There can be no assurance that future changes in healthcare regulations and reimbursement rates will not directly or indirectly adversely affect our Gamma Knife revenue.

•	There is constant change and innovation in the market for highly sophisticated medical equipment. New and improved medical equipment can be introduced that could make the Gamma Knife technology obsolete and that would make it uneconomical to operate. During 2000, Elekta introduced an upgraded Gamma Knife which costs approximately $3.6 million plus applicable tax and duties. This upgrade includes an Automatic Positioning SystemTM (“APS”), and therefore involves less health care provider intervention. Six of our existing Gamma Knife units include APS and ten of our existing Gamma Knife units are upgradeable. The cost to upgrade existing units to the new model C Gamma Knife with APS is estimated to be approximately $1,000,000. The failure to acquire or use new technology and products could have a material adverse effect on our business and results of operations.

Customers

      The Company’s current business is the outsourcing of Gamma Knife stereotactic radiosurgery services. The Company typically provides the Gamma Knife equipment, as well as planning, installation, reimbursement and marketing support services. Customers usually pay the Company on a fee per use basis. The market for these services primarily consists of major urban medical centers. The Gamma Knife business is capital intensive. The total cost of a Gamma Knife facility usually ranges from $3 million to $4 million, including equipment, site construction and installation. The Company’s historical cost for a Gamma Knife (exclusive of upgrades) is approximately $2,600,000 with the medical center paying for site and installation costs. The following is a listing of the Company’s current sites and sites under development as of March 8, 2004:

Original Term
of Contract
(Year Contract
Began)

Customer	Existing sites	Basis of Payment

UCSF Medical Center San Francisco, California	10 years (1991)	Fee per use
Hoag Memorial Hospital Presbyterian (“Hoag”) Newport Beach, California	10 years (1997)	Fee per use
Southwest Texas Methodist Hospital (“STMH”) San Antonio, Texas	10 years (1998)	Fee per use
Yale New Haven Ambulatory Services Corporation (“Yale”) New Haven, Connecticut	10 years (1998)	Revenue sharing
Kettering Medical Center Kettering, Ohio	10 years (1999)	Fee per use
New England Medical Center Boston, Massachusetts	10 years (1999)	Fee per use
University of Arkansas for Medical Sciences (“UAMS”) Little Rock, Arkansas	15 years (1999)	Revenue sharing
Froedtert Memorial Lutheran Hospital Milwaukee, Wisconsin	10 year (1999)	Fee per use
JFK Medical Center Edison, New Jersey	10 years (2000)	Fee per use
Sunrise Hospital and Medical Center Las Vegas, Nevada	10 years (2001)	Fee per use
Central Mississippi Medical Center Jackson, Mississippi	10 years (2001)	Fee per use
OSF Saint Francis Medical Center Peoria, Illinois	10 years (2001)	Fee per use
Bayfront Medical Center St. Petersburg, Florida	10 years (2002)	Fee per use
Mercy Medical Center Rockville Center, New York	10 years (2002)	Fee per use
The Johns Hopkins Hospital Baltimore, Maryland	10 years (2003)	Revenue sharing
Baptist Medical Center Jacksonville, Florida	8 years (2003)	Revenue sharing
Albuquerque Regional Medical Center Albuquerque, New Mexico	10 years (2003)	Fee per use

Sites Under
Development

Northern Westchester Hospital Mt. Kisco, New York	10 years	Fee per use
Lehigh Valley Hospital Allentown, Pennsylvania	10 years	Fee per use
Baptist Hospital of East Tennessee Knoxville, Tennessee	10 years	Revenue sharing

      The Company’s second Gamma Knife contract, with the University of Southern California, ended in the third quarter of 1999. The customer exercised its option to purchase the equipment for its net book value, approximately $1.2 million. Currently, one of the Company’s sites now under development is projected to become operational by mid 2004. The other two sites currently under development are scheduled for the latter part of 2004.

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

      No individual customers accounted for more than 10% of the Company’s revenue in 2003. Two customers (Yale and UAMS) each accounted for more than 10% of the Company’s revenue in 2002, and four customers (Hoag, STMH, Yale and UAMS) each accounted for more than 10% of the Company’s revenues in 2001.

Marketing

      The Company markets its services through its preferred provider status with Elekta and a direct sales effort. From April 2003 to March 2004, the direct sales effort was executed by the Company’s Chief Executive and Chief Operating Officers. In March 2004, the Company hired a Director of Sales to lead the direct sales effort. The major advantages to a health care provider in contracting with the Company for Gamma Knife services include:

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

Financing

      The Company’s Gamma Knife business is operated through GKF. GKF has funded its existing Gamma Knife units with loans from a single lender, DVI Financial Services Inc. (“DVI”), for 100% of the cost of each Gamma Knife, plus any sales tax, customs and duties. The loans are fully amortized over an 84-month period. The loans are collateralized by the Gamma Knife, customer contracts, and accounts receivable and are without recourse to the Company and Elekta.

      DVI filed for Chapter 11 bankruptcy protection during 2003. The Company continues to make payments on the outstanding note balances with DVI. The Company has made cash payments, as needed, toward the three projects under development and is in the process of securing financing for those and future projects from other potential lending sources. Management believes that the financial condition of DVI will not have a material adverse effect on the Company’s financial position or results of operations.

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

      The Company’s ability to secure additional customers for Gamma Knife services is dependent on its ability to effectively compete against (i) Elekta, the manufacturer of the Gamma Knife, (ii) manufacturers of competing radiosurgery devices (primarily modified linear accelerators), and (iii) other companies that outsource Gamma Knife services. The Company does not have an exclusive relationship with Elekta and has previously lost sales to customers that chose to purchase a Gamma Knife directly from Elekta. The Company may continue to lose future sales to such customers and may also lose sales to the Company’s competitors.

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

      The reimbursement for Medicare patients receiving Gamma Knife services on an out-patient basis is estimated to have decreased approximately 40% under the APC system. The Gamma Knife APC rate was modified effective April 1, 2002 and the total reimbursement amount remains similar to the amount reimbursed by Medicare prior to that date. The Company has two contracts from which its revenue is directly affected by changes in payment rates under the APC system. During 2002, these two contracted hospitals primarily treated Medicare Gamma Knife patients on an in-patient basis and therefore the Company believes that adoption of APC’s has not had a significant impact on the revenue of the Company. In 2003, one of the two hospitals started treating its patients on an outpatient basis and it is estimated that revenue decreased by approximately $100,000 to $150,000. Some of the Company’s fee per use customers treat patients on an out-

patient basis and may also have experienced a reduction in Medicare payment. There can be no assurance that the adoption of APC’s will not have a negative impact directly or indirectly on the Company’s revenue in the future.

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

Employees

      At December 31, 2003, the Company employed eight (8) people on a full-time basis. None of these employees is subject to a collective bargaining agreement and there is no union representation within the Company. The Company maintains various employee benefit plans and believes that its employee relations are good.

Executive Officers of the Company

      The following table provides current information concerning those persons who serve as executive officers of the Company. The executive officers were appointed by the Board of Directors and serve at the discretion of the Board of Directors.

Name	Age	Position

Ernest A. Bates, M.D.	67	Chairman of the Board of Directors, Chief Executive Officer
Craig K. Tagawa	50	Senior Vice President — Chief Operating and Financial Officer

      Ernest A. Bates, M.D., founder of the Company, has served in the positions listed above since the incorporation of the Company. He is currently a member of the Board of Trustees of The Johns Hopkins University and a Senior Trustee at the University of Rochester, a member of the Board of Overseers of the University of California at San Francisco School of Nursing, a member of the State of California High Speed Rail Authority, and a member of the Board of Directors of Salzburg Seminar. Dr. Bates is also a board member of the Center for Accelerating Medical Solutions-Milken Institute and a member of the Brookings Institution. Dr. Bates is a graduate of The Johns Hopkins University and the University of Rochester School of Medicine.

      Craig K. Tagawa has served as Chief Operating Officer since February 1999 in addition to serving as Chief Financial Officer since May 1996. Mr. Tagawa also served as Chief Financial Officer from January 1992 through October 1995. Previously a Vice President in such capacity, Mr. Tagawa became a Senior Vice President on February 28, 1993. He is also the Chief Executive Officer of GKF. From September 1988 through January 1992, Mr. Tagawa served in various positions with the Company. He is currently a Chair of the Industrial Policy Advisory Committee of the Engineering Research Center for Computer-Integrated Surgical Systems and Technology at The Johns Hopkins University. He received his Undergraduate degree from the University of California at Berkeley and his M.B.A. from Cornell University.

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

      The Company’s corporate offices are located at Four Embarcadero Center, Suite 3700, San Francisco, California, where it subleases approximately 4,100 square feet for $24,258 per month. This sublease runs through May 2006. A portion of the office space is subleased to two third parties for approximately $2,000 per month. These sub-sublease agreements run through April 2004 and May 2006.

      For the year ended December 31, 2003 the Company’s aggregate net rental expenses for all properties and equipment were approximately $315,000.

Item 3.	Legal Proceedings

      There are no material pending legal proceedings involving the Company or any of its property. The Company knows of no legal or administrative proceedings against the Company contemplated by governmental authorities.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

      The Company’s common shares, no par value (the “Common Shares”), are currently traded on the American Stock Exchange and the Pacific Exchange. The table below sets forth the high and low closing sale prices of the Common Shares of the Company on the American Stock Exchange Consolidated Reporting System for each full quarter for the last two fiscal years.

	Prices for
	Common Shares

Quarter Ending	High	Low

March 31, 2002	$3.45	$3.00
June 30, 2002	$4.29	$3.05
September 30, 2002	$4.30	$3.60
December 31, 2002	$4.41	$3.50
March 31, 2003	$4.21	$3.55
June 30, 2003	$5.20	$3.75
September 30, 2003	$6.15	$4.78
December 31, 2003	$6.83	$5.33

      The Company estimates that there were approximately 1,470 beneficial holders of its Common Shares at December 31, 2003.

      The Board of Directors authorized in March 1999 the repurchase of up to 500,000 shares of the Company’s Common Stock in the open market from time to time at prevailing prices. Approximately 484,000 shares have been repurchased in the open market pursuant to that authorization at a cost of approximately $1,213,000, although no shares were repurchased during 2002 or 2003. The Board of Directors on February 2, 2001 authorized the repurchase of up to another 500,000 shares of the Company’s common stock in the open market from time to time at prevailing prices. No shares have been repurchased under this additional authorization.

      During 2003 holders of options to acquire the Company’s common stock exercised their respective rights pursuant to such securities, resulting in the Company issuing 135,000 new shares of common stock for approximately $25,000.

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

      At December 31, 2003 the Company had 3,918,203 issued and outstanding common shares, 1,613,667 common shares reserved for options, and 5,205 shares reserved pursuant to the Company’s Shareholder Rights Plan.

      The Board of Directors declared a quarterly dividend of $.04 per common share to shareholders of record on January 2, 2004, paid on January 15, 2004, and a quarterly dividend of $0.04 per common shared to shareholders of record on April 2, 2004 payable on April 16, 2004. Shareholders of record on March 14, 2003 were paid an annual dividend of $0.12 per common share on April 4, 2003, and shareholders of record on October 1, 2003 were paid a quarterly dividend of $0.04 per common share on October 15, 2003. The Board of Directors anticipates declaring and paying quarterly cash dividends in similar amounts in the future subject to evaluation of the Company’s level of earnings, balance sheet position and availability of cash. The Company did not pay cash dividends prior to 2001.

Item 6.	Selected Financial Data

	Summary of Operations
	Year Ended December 31,

	2003	2002	2001	2000	1999

	(Amounts in thousands except per share data)
Medical services revenue	$16,178	$13,366	$11,758	$9,336	$7,156

Costs of operations	7,400	5,399	4,285	3,435	2,165
Selling and administrative expense	3,255	3,313	3,245	2,655	1,803
Interest expense	2,547	2,437	2,456	2,118	1,309

Total costs and expenses	13,202	11,149	9,986	8,208	5,277

Income from operations	2,976	2,217	1,772	1,128	1,879
Interest and other income	121	171	480	829	613
Minority interest	(928)	(831)	(751)	(645)	(501)

Income before income taxes	2,169	1,557	1,501	1,312	1,991
Income tax benefit (expense)	(787)	(455)	(433)	0	716

Net income	$1,382	$1,102	$1,068	$1,312	$2,707

Net income per common share:
Basic	$0.36	$0.30	$0.30	$0.34	$0.68
Diluted	$0.27	$0.22	$0.21	$0.24	$0.48
Cash dividend declared per common share	$0.20	$0.12	$0.10	$0.00	$0.00
Dividend payout ratio (paid and declared)	0.74	0.55	0.48	—	—

Balance Sheet Data
Cash	$10,312	$9,924	$11,580	$12,421	$12,903
Restricted cash	50	50	50	50	50
Working capital	5,268	7,175	9,351	10,155	11,125
Total assets	46,304	44,830	42,385	40,209	36,986
Current portion of long-term debt	6,803	5,490	4,305	4,126	2,545
Long-term debt, less current portion	20,114	22,006	21,615	20,300	19,887
Shareholders’ equity	$15,329	$14,540	$13,785	$13,658	$12,639

See accompanying note

(1)	In October 1995, the Company entered into an operating agreement granting to American Shared Radiosurgery Services (a California corporation and a wholly-owned subsidiary of the Company) an 81% ownership interest in GK Financing, LLC. ASHS incorporated a new wholly-owned subsidiary, OR21, Inc. (“OR21”) in November 1999, and a new wholly-owned subsidiary, MedLeader.com, Inc. (“MedLeader”) in April 2000. Accordingly, the financial data for the Company presented above include the results of GKF and OR21 for 1999 through 2003 and MedLeader for 2000 through 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

      During the years ended December 31, 2003, 2002 and 2001, 100% of the Company’s revenue was derived from its Gamma Knife business.

Total Revenue

		Increase		Increase
	2003	(Decrease)	2002	(Decrease)	2001

Medical services revenue (in thousands)	$16,178	21.0%	$13,366	13.7%	$11,758
Number of Gamma Knife procedures	2,116	24.8%	1,696	16.6%	1,455
Average revenue per procedure	$7,646	(3.0)%	$7,881	(2.5)%	$8,081

      Medical services revenue increased 21.0% in 2003 compared to 2002 and increased 13.7% in 2002 compared to 2001. The increase in both 2003 and 2002 is primarily attributable to an increase in revenue at locations in operation for more than one year, as well as an increase in the number of Gamma Knife units in operation.

      Gamma Knife revenue increased $2,812,000 and $1,608,000 in 2003 and 2002, respectively, compared to the prior years. The 2003 increase was primarily due to three new Gamma Knife units that began operation during 2003, the full year inclusion of two Gamma Knife units that began operation during 2002, and a 5% increase in revenue for Gamma Knife units in operation more than one year. The 2002 increase was primarily due to the full year inclusion of two Gamma Knife units that began operation during 2001, two new Gamma Knife units that began operation during 2002, and a 3% increase in revenue for Gamma Knife units in operation more than one year. The Company had seventeen, fourteen and twelve Gamma Knife units in operation at December 31, 2003, 2002 and 2001, respectively.

      The number of Gamma Knife procedures increased 420 in 2003 compared to 2002 due to the increase in the number of Gamma Knife units in operation, as well as a 9% increase in procedures for Gamma Knife units in operation more than one year. The increase of 241 procedures in 2002 compared to 2001 was due to the increase in the number of Gamma Knife units in operation as well as a 7% increase in procedures for Gamma Knife units in operation more than one year.

      Gamma Knife revenue per procedure decreased by $235 in 2003 compared to 2002 primarily because there was an increase in the number of procedures performed at certain Gamma Knife locations that have a lower per procedure rate, as well as a decrease in the amounts received from Medicare at one of the Company’s retail sites. Revenue per procedure decreased $200 in 2002 compared to 2001 because there was an increase in the number of procedures performed at certain Gamma Knife locations that have a lower per procedure rate. The Company’s contracts generally have different procedure rates because their investment basis varies.

Costs of Operations

	2003	Increase	2002	Increase	2001

	(In thousands)
Costs of operations	$7,400	37.1%	$5,399	26.0%	$4,285
Percentage of revenue	45.7%		40.4%		36.4%

      The Company’s costs of operations, consisting of maintenance and supplies, depreciation and amortization, and other operating expenses (such as insurance, property taxes, sales taxes, marketing costs and other fees) increased $2,001,000 in 2003 compared to 2002, and increased $1,114,000 in 2002 compared to 2001.

      The Company’s maintenance and supplies costs were 5%, 3% and 2% of medical service revenue in 2003, 2002 and 2001, respectively. Maintenance and supplies costs increased $301,000 in 2003 compared to 2002, and increased $106,000 in 2002 compared to 2001. The increase in 2003 compared to 2002 was primarily due to the expiration of the warranty period on three Gamma Knife units and the full year inclusion of maintenance on two Gamma Knife units whose warranty period expired during the previous year. The increase in 2002 compared to 2001 was primarily due to the expiration of the warranty period on two Gamma Knife units and the full year inclusion of one Gamma Knife unit whose warranty period expired during 2001.

      Depreciation and amortization increased $753,000 in 2003 compared to 2002, and increased $541,000 in 2002 compared to 2001. The increase in 2003 was due to the addition of three new Gamma Knife units that commenced operation during first, second and third quarters of 2003 and a full year of depreciation on two new Gamma Knife units that started operation during 2002. The increase in 2002 was due to the addition of two new Gamma Knife units that commenced operation during second and third quarters of 2002, as well as a full year’s depreciation on two Gamma Knife units that started in second quarter 2001.

      Other costs of operations as a percentage of medical services revenue were 15%, 11% and 9% in 2003, 2002 and 2001, respectively. The increase of $947,000 in 2003 compared to 2002 was primarily due to increased spending for marketing, increased operating costs related to the

      Company’s additional retail units, startup and training costs at the Company’s three new Gamma Knife centers, and higher insurance and taxes due to additional Gamma Knife units in operation. The increase of $467,000 in 2002 compared to 2001 was primarily due to increased spending for marketing, and increased insurance expense because of additional Gamma Knife units and higher insurance rates. These increases were partially offset by a use tax credit of $70,000 and lower property tax expense.

Selling and Administrative

		Increase		Increase
	2003	(Decrease)	2002	(Decrease)	2001

	(In thousands)
Selling and administrative costs	$3,255	(1.8)%	$3,313	2.1%	$3,245
Percentage of revenue	20.1%		24.8%		27.6%

      The Company’s selling and administrative costs decreased $58,000 in 2003 compared to 2002, and increased $68,000 in 2002 compared to 2001. The decrease in 2003 was primarily due to reduced business development costs of approximately $152,000 and legal and accounting fees of $104,000. These reductions were partially offset by increased employment recruiting fees of $60,000, the Company’s Gamma Knife User’s Meeting of approximately $45,000 and a write-off of approximately $58,000 in previously deferred costs relating to the future placement of a Gamma Knife unit in Brazil, which was reallocated to another location. The increase in 2002 was primarily due to increased building rent of approximately $100,000 and increased legal fees of approximately $96,000. These increases were partially offset by reduced business development costs of approximately $75,000 and reduced investor relations costs of approximately $45,000.

Interest Expense

		Increase		Increase
	2003	(Decrease)	2002	(Decrease)	2001

	(In thousands)
Interest expense	$2,547	4.5%	$2,437	(0.8)%	$2,456
Percentage of revenue	15.7%		18.2%		20.9%

      The Company’s interest expense increased $110,000 in 2003 compared to 2002, and decreased $19,000 in 2002 compared to 2001. The increase in 2003 was due to additional interest expense on the financing of the Company’s three new Gamma Knife units in 2003, which was partially offset by lower interest expense on the Company’s more mature Gamma Knife units. The decrease in 2002 was primarily due to lower interest expense on the Company’s more mature Gamma Knife units, which offset the additional interest expense on the financing of the Company’s two new Gamma Knife units in 2002. All of the Company’s operating Gamma Knife units are financed by means of interest bearing debt. Nine of the Company’s seventeen Gamma Knife units have been in operation for more than three years, and have lower interest expense than newer units because interest expense decreases with each principal payment.

Other Income and Expense

		Increase		Increase
	2003	(Decrease)	2002	(Decrease)	2001

	(In thousands)
Interest and other income	$121	(29.2)%	$171	(64.4)%	$480
Percentage of revenue	0.7%		1.3%		4.1%
Minority interest	$(928)	11.7%	$(831)	10.7%	$(751)
Percentage of revenue	(5.7)%		(6.2)%		(6.4)%

      Interest and other income decreased $50,000 in 2003 compared to 2002 and decreased $309,000 in 2002 compared to 2001. The decrease in 2003 was primarily due to lower invested cash balances during 2003 and lower interest rates during 2003 compared to 2002. The decrease in 2002 was primarily due to reduced return on cash investments due to the market decline in interest rates that started during 2001 and continued through 2002, as well as lower invested cash balances.

      Minority interest increased $97,000 in 2003 and $80,000 in 2002 compared to the prior year, respectively. Minority interest represents the pre-tax income earned by the minority partner’s 19% interest in GKF. The increase in minority interest reflects the increased profitability of GKF.

Income Taxes

		Increase		Increase
	2003	(Decrease)	2002	(Decrease)	2001

	(In thousands)
Income tax benefit (expense)	$(787)	73.0%	$(455)	5.1%	$(433)
Percentage of revenue	4.9%		3.4%		3.7%

      Income tax expense increased $332,000 in 2003 compared to 2002, and increased $22,000 in 2002 compared to 2001. The Company’s 40% income tax provision for 2003 was reduced by an $81,000 income tax benefit from the exercise of options to purchase 125,000 common shares. The Company’s 40% income tax provision for 2002 was reduced by a $168,000 income tax benefit from the exercise of options to purchase 260,000 common shares. The income tax benefit is a result of compensation expense that was recognized when these options for common shares were granted in 1995. The Company began recording a federal and state income tax provision in 2001 as the Company’s deferred tax liability began to exceed its deferred tax assets.

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

      The Company had a net operating loss carryforward for federal income tax return purposes at December 31, 2003 of approximately $11,000,000.

Net Income

		Increase		Increase
	2003	(Decrease)	2002	(Decrease)	2001

	(In thousands, except per share amounts)
Net income	$1,382	3.2%	$1,102	3.2%	$1,068
Net income per share	$0.36	N/A	$0.30	N/A	$0.30

      The Company had net income of $1,382,000 in 2003 compared to $1,102,000 in 2002 and $1,068,000 in 2001. Net income for 2003 included increased income from operations of $759,000 compared to 2002, which was primarily due to the addition of three new Gamma Knife units and a 5% increase in revenue from Gamma

Knife units in operation more than one year. Net income for 2002 included increased income from operations of $445,000 compared to 2001, which was offset by reduced interest and other income of $309,000.

Liquidity and Capital Resources

      The Company had cash and cash equivalents of $10,312,000 at December 31, 2003 compared to $9,924,000 at December 31, 2002. The Company’s expected primary cash needs on both a short and long-term basis are for capital expenditures, business expansion, working capital, payment of quarterly dividends and other general corporate purposes.

      Restricted cash of $50,000 at December 31, 2003 reflects cash that may only be used for the operations of GKF.

      Operating activities provided cash of $8,140,000 in 2003. Net income of $1,382,000, depreciation and amortization of $4,313,000, an increase in the deferred tax liability of $669,000 and an increase in the minority interest of $928,000 were the primary reasons. The Company’s trade accounts receivable increased to $2,209,000 at December 31, 2003 from $2,089,000 at December 31, 2002. This increase was primarily due to the addition of three new Gamma Knife contracts during 2003 and an increase in the number of days’ revenue outstanding in accounts receivable (“DSO”) for some of the Gamma Knife contracts. The DSO was 64 and 55 days as of December 31, 2003 and December 31, 2002, respectively. We expect DSO to fluctuate in the future depending on timing of customer payments received and the mix of fee per use vs. retail customers. Other receivables decreased by $224,000 primarily due to receipt of payments and application of credits due on over payment of sales and use taxes.

      Investing activities used $731,000 of cash in 2003 primarily for the purchase of current and future Gamma Knife units and related site costs.

      Financing activities used $7,021,000 of cash during 2003, primarily due to principal payments on long-term debt of $5,777,000, distributions to minority owners of $645,000 and the payment of dividends of $610,000.

      Working capital decreased $1,907,000 to $5,268,000 at December 31, 2003 from $7,175,000 at December 31, 2002 primarily due to an increase in the current portion of long-term debt. The increase in debt was primarily due to the financing of three additional Gamma Knife units during 2003, as well as an increase in the principal portion of debt payments on existing financing as that debt approaches maturity.

      The Company invests its cash in money market funds to minimize the potential for principal erosion. Cash is invested in these short-term funds pending use in the Company’s operations. The Company believes its cash position combined with its working capital is adequate to service the Company’s cash requirements in 2004.

      The Company finances all of its Gamma Knife units, and anticipates that it will continue to do so with future contracts, but there can be no assurance that financing will continue to be available on acceptable terms. The Company’s primary lender, DVI, filed for Chapter 11 bankruptcy protection during 2003. The Company has made claims in DVI’s bankruptcy case for certain unfunded amounts under credit agreements in place at the time of the bankruptcy filing. The principal balance of notes that included the unfunded amounts were transferred by DVI to third parties. The Company believes that it is too early in the process to develop any definitive view regarding the outcome of the claim. The Company continues to make payments on the outstanding note balances with DVI. The Company has made cash payments, as needed, toward projects in progress and is in the process of securing financing for those and future projects from other potential lending sources. The Company meets all debt covenants required under notes with DVI, and expects that any covenants required by future lenders will be acceptable to the Company.

Impact of Inflation and Changing Prices

      The Company does not believe that inflation has had a significant impact on operations because a substantial majority of the costs that it incurs under its customer contracts are fixed through the term of the contract.

Contractual Obligations, Commitments, Contingent Liabilities and Off Balance Sheet Arrangements

      The following table presents, as of December 31, 2003, the Corporation’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payments Due by Period

	Total amounts	Less than			After
Contractual Obligations	committed	1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt	$26,917,000	$6,803,000	$15,626,000	$4,174,000	$314,000
Future Gamma Knife purchases(1)	9,543,000		9,543,000
Operating leases	738,000	309,000	429,000

Total contractual obligations	$37,198,000	$7,112,000	$25,598,000	$4,174,000	$314,000

(1)	The Company has deposits toward the purchase of future Gamma Knife units as more fully described in Note 10 of the consolidated financial statements. It is uncertain when these units will be placed in service, so it cannot be determined when the commitment is due. For purposes of this table, these commitments are listed in the 1-3 year category.

      Further discussion of the long-term debt commitment is included in Note 4, and operating leases in Note 9 of the consolidated financial statements.

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

Revenue Recognition

      Revenue is recognized when services have been rendered and collectability is reasonably assured, on either a fee per use or revenue sharing basis. The Company has thirteen fee per use customers and four revenue sharing customers.

      For fee per use agreements, revenue is not estimated because these contracts provide for a fixed fee per procedure, and are typically for a ten year term. Revenue is recognized at the time the procedures are performed, based on each customer’s contracted rate.

      Under revenue sharing agreements, revenue is recognized based on estimates generated from direct billings to patients or their third party payors, and net of any contractual discounts and other arrangements for providing services. Revenue from direct patient billing amounted to approximately 24%, 25% and 28% of revenue for the years ended December 31, 2003, 2002, and 2001, respectively. The revenue estimates are reviewed continuously and adjusted as necessary to ensure that the estimates fairly represent the amounts we expect to realize. While historically payments received have been within our expectations, an inability to accurately estimate revenue from direct billings to patients in the future could have a material impact on operating results.

Allowance for Doubtful Accounts

      The allowance for doubtful accounts is estimated based on possible losses relating to the Company’s revenue sharing customers. The Company receives reimbursement from the customer based on the customer’s collections from individuals and third-party payors such as insurance companies and Medicare. Receivables are charged against the allowance in the period that they are deemed uncollectible.

      If the Company’s net accounts receivable estimates for revenue sharing customers as of December 31, 2003 changed by as much as 10% based on actual collection information, it would have the effect of increasing or decreasing revenue by approximately $125,000.

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk

      The table below presents information about certain market-sensitive financial instruments as of December 31, 2003. The fair values were determined based on quoted market prices for the same or similar instruments.

      We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage or prepayment features.

	Maturity Date, Year ending December 31

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value

	(amounts in thousands)
Fixed-rate long-term debt	$6,803	$6,915	$5,168	$3,543	$2,444	$2,044	$26,917	$27,366
Average interest rates	9.6%	9.5%	9.3%	9.0%	8.7%	8.4%	9.4%

      At December 31, 2003, we had no significant long-term, market-sensitive investments. Our cash is invested in short-term money market funds to minimize potential for principal erosion.

      We have no affiliation with partnerships, trust or other entities whose purpose is to facilitate off-balance sheet financial transactions or similar arrangements, and therefore have no exposure to the financing, liquidity, market or credit risks associated with such entities.

Item 8.	Financial Statements and Supplementary Data

      See the Index to Consolidated Financial Statements and Financial Statement Schedules included at page A-1 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9a.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

      Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2003 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures (as required by paragraph (b) of the Securities and Exchange Act of 1934 Rules 13a-15 or 15d-15) were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b)	Changes in internal controls over financial reporting.

      There were no significant changes in our internal controls over financial reporting in connection with the evaluation required by paragraph (d) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Information regarding directors is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders (the “2004 Proxy Statement”). Information regarding executive officers of the Company, included herein under the caption “Executive Officers of the Registrant” in Part I, Item 1 above, is incorporated herein by reference.

Item 11.	Executive Compensation

      Incorporated herein by reference from the 2004 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Incorporated herein by reference from the 2004 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

      Incorporated herein by reference from the 2004 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

      Incorporated herein by reference from the 2004 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

      (b) Reports on Form 8-K:

The following reports on Form 8-K were filed during the fiscal year ended December 31, 2003:

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

      (c) Exhibits.

      The following Exhibits are filed with this Report.

Exhibit
Number	Description

2.1	Securities Purchase Agreement, dated as of March 12, 1999, by and among Alliance Imaging, Inc.; Embarcadero Holding Corp. I; Embarcadero Holding Corp. II; American Shared Hospital Services; and MMRI, Inc.(1)
3.1	Articles of Incorporation of the Company, as amended.(2)
3.2	By-laws of the Company, as amended.(3)
4.6	Form of Common Stock Purchase Warrant of American Shared Hospital Services.(3)
4.8	Registration Rights Agreement, dated as of May 17, 1995, by and among American Shared Hospital Services, the Holders referred to in the Note Purchase Agreement, dated as of May 12, 1995 and General Electric Company, acting through GE Medical Systems.(3)
10.1	The Company’s 1984 Stock Option Plan, as amended.(4)
10.2	The Company’s 1995 Stock Option Plan, as amended.(5)
10.3	Form of Indemnification Agreement between American Shared Hospital Services and members of its Board of Directors.(4)
10.4	Ernest A. Bates Stock Option Agreement dated as of August 15, 1995.(6)
10.5	Operating Agreement for GK Financing, LLC, dated as of October 17, 1995.(3)

Exhibit
Number		Description

10.6		Amendments dated as of October 26, 1995 and as of December 20, 1995 to the GK Financing, LLC Operating Agreement, dated as of October 17, 1995.(7)
10.7		Amendment dated as of October 16, 1996 to the GK Financing, LLC Operating Agreement, dated as of October 17, 1995.(1)
10.8		Amendment dated as of March 31, 1999 (“Fourth Amendment”) to the GK Financing, LLC Operating Agreement dated as of October 17, 1995.(8)
10.9		Amendment dated as of March 31, 1999 (“Fifth Amendment”) to the GK Financing, LLC Operating Agreement dated as of October 17, 1995.(8)
10.10		Amendment dated as of June 5, 1999 to the GK Financing, LLC Operating Agreement dated as of October 17, 1995.(8)
10	.11(a)	Assignment and Assumption Agreement, dated as of December 31, 1995, between American Shared Radiosurgery Services (assignor) and GK Financing, LLC (assignee).(8)
10	.11(b)	Assignment and Assumption Agreement, dated as of November 1, 1995, between American Shared Hospital Services (assignor) and American Shared Radiosurgery Services (assignee).(4)
10	.11(c)	Amendment Number One dated as of August 1, 1995 to the Lease Agreement for a Gamma Knife Unit between The Regents of the University of California and American Shared Hospital Services. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(8)
10	.11(d)	Lease Agreement dated as of July 3, 1990 for a Gamma Knife Unit between American Shared Hospital Services and The Regents of the University of California. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(8)
10.12		Amendment Number Two dated as of February 6, 1999 to the Lease Agreement for a Gamma Knife Unit between UCSF-Stanford Health Care and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(8)
10.13		Assignment and Assumption Agreement, dated as of February 3, 1996, between American Shared Radiosurgery Services (assignor) and GK Financing, LLC (assignee).(4)
10.14		Lease Agreement for a Gamma Knife Unit dated as of April 6, 1994, between Ernest A. Bates, M.D. and NME Hospitals, Inc. dba USC University Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(8)
10.15		Assignment and Assumption and Agreement dated as of February 1, 1996 between Ernest A. Bates, M.D. and GK Financing, LLC with respect to the Lease Agreement for a Gamma Knife dated as of April 6, 1994 between Ernest A. Bates, M.D. and NME Hospitals, Inc. dba USC University Hospital.(8)
10.16		Lease Agreement for a Gamma Knife Unit dated as of October 31, 1996 between Hoag Memorial Hospital Presbyterian and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(8)
10.17		Addendum to Lease Agreement for a Gamma Knife Unit dated as of December 1, 1999 between Hoag Memorial Hospital Presbyterian and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(8)

Exhibit
Number	Description

10.18	Lease Agreement for a Gamma Knife Unit dated as of October 29, 1996 between Methodist Healthcare Systems of San Antonio, Ltd., dba Southwest Texas Methodist Hospital and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(8)
10.19	Lease agreement for a Gamma Knife Unit dated as of April 10, 1997 between Yale-New Haven Ambulatory Services Corporation and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(8)
10.20	Lease Agreement for a Gamma Knife Unit dated as of June 1, 1999 between GK Financing, LLC and Kettering Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(9)
10.21	Addendum to Contract with GKF and KMC/ WKNI, dated June 1, 1999 between GK Financing, LLC and Kettering Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(9)
10.22	Lease Agreement for a Gamma Knife Unit dated as of October 5, 1999 between GK Financing, LLC and New England Medical Center Hospitals, Inc. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(9)
10.23	Equipment Lease Agreement dated as of October 29, 1999 between GK Financing, LLC and the Board of Trustees of the University of Arkansas on behalf of The University of Arkansas for Medical Sciences. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(9)
10.24	First Amendment to Lease Agreement for a Gamma Knife Unit effective as of August 2, 2000 between GK Financing, LLC and Tenet HealthSystems Hospitals, Inc. (formerly known as NME Hospitals, Inc.) dba USC University Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(9)
10.25	Addendum Two, dated as of October 1, 2000, to Lease Agreement for a Gamma Knife Unit dated as of October 31, 1996 between Hoag Memorial Hospital Presbyterian and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(10)
10.26	Lease Agreement for a Gamma Knife Unit dated as of May 28, 2000 between Froedtert Memorial Lutheran Hospital and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(10)
10.27	Addendum dated June 24, 2000 to Lease Agreement for a Gamma Knife Unit dated as of May 28, 2000 between Froedtert Memorial Lutheran Hospital and GK Financing, LLC.(10)
10.28	Amendment dated July 12, 2000 to Lease Agreement for a Gamma Knife Unit dated May 28, 2000 between Froedtert Memorial Lutheran Hospital and GK Financing, LLC.(10)

Exhibit
Number	Description

10.29	Amendment dated August 24, 2000 to Lease Agreement for a Gamma Knife Unit dated May 28, 2000 between Froedtert Memorial Lutheran Hospital and GK Financing, LLC.(10)
10.30	Lease Agreement for a Gamma Knife Unit dated as of December 11, 1996 between The Community Hospital Group, Inc. dba JFK Medical Center and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(11)
10.31	Lease Agreement for a Gamma Knife Unit dated as of June 3, 1999 between GK Financing, LLC and Sunrise Hospital and Medical Center, LLC dba Sunrise Hospital and Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(12)
10.32	Addendum to Lease Agreement for a Gamma Knife Unit dated as of June 3, 1999 between GK Financing, LLC and Sunrise Hospital and Medical Center, LLC dba Sunrise Hospital and Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(12)
10.33	Lease Agreement for a Gamma Knife Unit dated as of November 1, 1999 between GK Financing, LLC and Jackson HMA, Inc. dba Central Mississippi Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(13)
10.34	Addendum to Lease Agreement for a Gamma Knife Unit dated as of November 1, 1999 between GK Financing, LLC and Jackson HMA, Inc. dba Central Mississippi Medical Center.(13)
10.35	Lease Agreement for a Gamma Knife Unit dated as of February 18, 2000 between GK Financing, LLC and OSF HealthCare System. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(13)
10.36	American Shared Hospital Services 2001 Stock Option Plan.(14)
10.37	Amendment Number Three to Lease Agreement for a Gamma Knife Unit dated as of June 22, 2001 between GK Financing, LLC and The Regents of the University of California. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(15)
10.38	Addendum Three to Lease Agreement for a Gamma Knife Unit dated as of October 1, 2000 between GK Financing, LLC and Hoag Memorial Hospital Presbyterian. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(15)
10.39	Lease Agreement for a Gamma Knife Unit dated as of July 18, 2001 between GK Financing, LLC and Bayfront Medical Center, Inc.. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(16)

Exhibit
Number	Description

10.40	Lease Agreement for a Gamma Knife Unit dated as of September 13, 2001 between GK Financing, LLC and Mercy Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(17)
10.41	Addendum Number One to Contract with GKF and Mercy Medical Center, dated September 13, 2001 between GK Financing, LLC and Mercy Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(17)
10.42	Lease Agreement for a Gamma Knife Unit dated as of May 22, 2002 between GK Financing, LLC and The Johns Hopkins Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(18)
10.43	Lease Agreement for a Gamma Knife Unit dated as of July 11, 2002 between GK Financing, LLC and Southern Baptist Hospital of Florida, Inc. D/ B/ A Baptist Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(19)
10.44	Lease Agreement for a Gamma Knife Unit dated as of February 13, 2003 between GK Financing, LLC and AHS Albuquerque Regional Medical Center LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(20)
21 .	Subsidiaries of American Shared Hospital Services.
31 .	Rule 13a-14(a)/15d-14(a) Certifications.
32 .	Section 1350 Certifications (furnished and not to be considered filed as part of the Form 10-K).

(1)	These documents were filed as Exhibits 2.1 and 10.13b, respectively, to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, which is incorporated herein by this reference.

(2)	This document was filed as Exhibit 3.1 to registrant’s Registration Statement on Form S-2 (Registration No. 33-23416), which is incorporated herein by this reference.

(3)	These documents were filed as Exhibits 3.2, 4.6 and 4.8, respectively, to registrant’s Registration Statement on Form S-1 (Registration No. 33-63721) filed on October 26, 1995, which is incorporated herein by this reference.

(4)	These documents were filed as Exhibits 10.24 and 10.35 respectively, to registrant’s Registration Statement on Form S-2 (Registration No. 33-23416), which is incorporated herein by this reference.

(5)	This document was filed as Exhibit A to registrant’s Proxy Statement, filed on August 31, 1995, which is incorporated herein by this reference.

(6)	This document was filed as Exhibit B to registrant’s Proxy Statement, filed on August 31, 1995, which is incorporated herein by this reference.

(7)	These documents were filed as Exhibits 4.14 and 10.13, respectively, to the registrant’s Pre-Effective Amendment No. 1 to registrant’s Registration Statement on Form S-1 (Registration No. 33-63721) filed on March 29, 1996, which is incorporated herein by this reference.

(8)	These documents were filed as Exhibits 10.8, 10.9, 10.10, 10.11a, 10.11c, 10.11d, 10.12, 10.14, 10.15, 10.16, 10.17, 10.18 and 10.19, respectively, to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, which is incorporated herein by this reference.

(9)	These documents were filed as Exhibits 10.20, 10.21, 10.22, 10.23, and 10.24, respectively, to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, which is incorporated herein by this reference.

(10)	These documents were filed as Exhibits 10.25, 10.26, 10.27, 10.28 and 10.29, respectively, to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, which is incorporated herein by this reference.

(11)	This document was filed as Exhibit 10.30 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, which is incorporated herein by this reference.

(12)	These documents were filed as Exhibits 10.31 and 10.32, respectively, to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, which is incorporated herein by this reference.

(13)	These documents were filed as Exhibits 10.33, 10.34 and 10.35, respectively, to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, which is incorporated herein by this reference.

(14)	This document was filed as Exhibit 10.36 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, which is incorporated herein by this reference.

(15)	These documents were filed as Exhibits 10.37 and 10.38 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, which is incorporated herein by this reference.

(16)	This document was filed as Exhibit 10.39 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, which is incorporated herein by this reference.

(17)	These documents were filed as Exhibit 10.40 and 10.41 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, which is incorporated herein by this reference.

(18)	This document was filed as Exhibit 10.42 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, which is incorporated herein by this reference.

(19)	This document was filed as Exhibit 10.43 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, which is incorporated herein by this reference.

(20)	This document was filed as Exhibit 10.44 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, which is incorporated herein by this reference.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SHARED HOSPITAL SERVICES
(Registrant)

By:	/s/ ERNEST A. BATES

Ernest A. Bates
Chairman of the Board and
Chief Executive Officer

March 30, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ERNEST A. BATES Ernest A. Bates	Chairman of the Board and Chief Executive Officer	March 30, 2004

/s/ WILLIE R. BARNES Willie R. Barnes	Director and Secretary	March 30, 2004

/s/ OLIN C. ROBISON Olin C. Robison	Director	March 30, 2004

/s/ JOHN F. RUFFLE John F. Ruffle	Director	March 30, 2004

/s/ STANLEY S. TROTMAN, JR. Stanley S. Trotman, Jr.	Director	March 30, 2004

/s/ CRAIG K. TAGAWA Craig K. Tagawa	Chief Operating Officer and Chief Financial Officer (Principal Accounting Officer)	March 30, 2004

AMERICAN SHARED HOSPITAL SERVICES

INDEPENDENT AUDITOR’S REPORT

and

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 and 2001

CONTENTS

Page

Independent Auditor’s Report	F-1
Consolidated Financial Statements
Balance sheets	F-2
Statements of income	F-3
Statement of shareholders’ equity	F-4
Statements of cash flows	F-5–F-6
Notes to financial statements	F-7–F-16

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Shareholders

American Shared Hospital Services

      We have audited the accompanying consolidated balance sheets of American Shared Hospital Services as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Shared Hospital Services at December 31, 2003 and 2002, and the consolidated results of their operations and consolidated cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

Stockton, California

January 22, 2004

AMERICAN SHARED HOSPITAL SERVICES

AMERICAN SHARED HOSPITAL SERVICES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,312,000	$9,924,000
Restricted cash	50,000	50,000
Trade accounts receivable, net of allowance for doubtful accounts of $170,000 in 2003 and $120,000 in 2002	2,209,000	2,089,000
Other receivables	258,000	482,000
Prepaid expenses and other current assets	473,000	876,000

Total current assets	13,302,000	13,421,000
PROPERTY AND EQUIPMENT, net	32,828,000	31,178,000
OTHER ASSETS	174,000	231,000

	$46,304,000	$44,830,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$371,000	$145,000
Accrued interest and other liabilities	734,000	485,000
Employee compensation and benefits	126,000	126,000
Current portion of long-term debt	6,803,000	5,490,000

Total current liabilities	8,034,000	6,246,000
LONG-TERM DEBT, less current portion	20,114,000	22,006,000
DEFERRED INCOME TAXES	1,096,000	590,000
MINORITY INTEREST	1,731,000	1,448,000
SHAREHOLDERS’ EQUITY
Common stock, no par value
Authorized — 10,000,000 shares
Issued and outstanding shares — 3,918,000 in 2003 and 3,783,000 in 2002	9,198,000	9,173,000
Additional paid-in capital	3,461,000	3,312,000
Retained earnings	2,670,000	2,055,000

Total shareholders’ equity	15,329,000	14,540,000

	$46,304,000	$44,830,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,

	2003	2002	2001

REVENUE:
Medical services	$16,178,000	$13,366,000	$11,758,000
COSTS AND EXPENSES:
Costs of operations:
Maintenance and supplies	746,000	445,000	339,000
Depreciation	4,225,000	3,472,000	2,931,000
Other direct operating costs	2,429,000	1,482,000	1,015,000
Selling and administrative	3,255,000	3,313,000	3,245,000
Interest	2,547,000	2,437,000	2,456,000

Total costs and expenses	13,202,000	11,149,000	9,986,000

	2,976,000	2,217,000	1,772,000
Interest and other income	121,000	171,000	480,000
Minority interest	(928,000)	(831,000)	(751,000)

Income before income taxes	2,169,000	1,557,000	1,501,000
Income tax expense	(787,000)	(455,000)	(433,000)

NET INCOME	$1,382,000	$1,102,000	$1,068,000

Earnings per common share — basic	0.36	0.30	0.30

Earnings per common share — assuming dilution	0.27	0.22	0.21

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Three Years Ended December 31, 2003

			Additional
	Common	Common	Paid-in	Retained
	Shares	Stock	Capital	Earnings	Total

Balances at January 1, 2001	3,711,000	$9,746,000	$3,228,000	$684,000	$13,658,000
Options exercised	9,000	16,000	—	—	16,000
Repurchase of common stock and options	(195,000)	(522,000)	(74,000)	—	(596,000)
Dividends	—	—	—	(361,000)	(361,000)
Net income	—	—	—	1,068,000	1,068,000

Balances at December 31, 2001	3,525,000	9,240,000	3,154,000	1,391,000	13,785,000
Options exercised	300,000	68,000	158,000	—	226,000
Repurchase of common stock and options	(42,000)	(135,000)	—	—	(135,000)
Dividends	—	—	—	(438,000)	(438,000)
Net income	—	—	—	1,102,000	1,102,000

Balances at December 31, 2002	3,783,000	9,173,000	3,312,000	2,055,000	14,540,000
Options exercised	135,000	25,000	163,000	—	188,000
Repurchase of stock options	—	—	(14,000)	—	(14,000)
Dividends	—	—	—	(767,000)	(767,000)
Net income	—	—	—	1,382,000	1,382,000

Balances at December 31, 2003	3,918,000	$9,198,000	$3,461,000	$2,670,000	$15,329,000

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS

AMERICAN SHARED HOSPITAL SERVICES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2003	2002	2001

OPERATING ACTIVITIES
Net income	$1,382,000	$1,102,000	$1,068,000
Adjustments to reconcile net income to net cash from operating activities:
Gain on sale of assets, early termination of capital leases	—	3,000	—
Depreciation and amortization	4,313,000	3,529,000	3,003,000
Deferred income tax liability	669,000	365,000	383,000
Minority interest in consolidated subsidiaries	928,000	831,000	751,000
Changes in operating assets and liabilities:
Receivables	104,000	(202,000)	(162,000)
Prepaid expenses and other assets	426,000	(75,000)	(288,000)
Accounts payable and accrued liabilities	318,000	(376,000)	162,000

Net cash from operating activities	8,140,000	5,177,000	4,917,000
INVESTING ACTIVITIES
Payment for purchase of property and equipment	(731,000)	(1,346,000)	(724,000)

Net cash from investing activities	(731,000)	(1,346,000)	(724,000)
FINANCING ACTIVITIES
Principal payments on long-term debt and obligations under capital leases	(5,777,000)	(4,434,000)	(3,352,000)
Payment of dividends	(610,000)	(438,000)	(361,000)
Distributions to minority owners	(645,000)	(548,000)	(741,000)
Proceeds from exercise of stock warrants and options	25,000	68,000	16,000
Repurchase of stock options/warrants	(14,000)	—	(74,000)
Repurchase of common stock	—	(135,000)	(522,000)

Net cash from financing activities	(7,021,000)	(5,487,000)	(5,034,000)

Net increase (decrease) in cash and cash equivalents	388,000	(1,656,000)	(841,000)
CASH AND CASH EQUIVALENTS, beginning of year	9,924,000	11,580,000	12,421,000

CASH AND CASH EQUIVALENTS, end of year	$10,312,000	$9,924,000	$11,580,000

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$2,692,000	$2,428,000	$2,433,000
Income taxes paid	$88,000	$90,000	$23,000
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of equipment with lease/debt financing	$5,198,000	$6,010,000	$4,847,000
Accrued dividends	$157,000	$—	$—
Income tax benefit from exercise of stock options and warrants	$163,000	$158,000	$—

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Business and Basis of Presentation

      Business — American Shared Hospital Services (the “Company”), a California corporation, provides Leksell Gamma Knife® (“Gamma Knife”) units to seventeen medical centers in California, Texas, Connecticut, Ohio, Massachusetts, Arkansas, Wisconsin, Nevada, Illinois, New Mexico, Maryland, Mississippi, Florida, New York, and New Jersey.

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

      Substantially all of the Company’s revenue is provided by seventeen customers. These customers constitute accounts receivable at December 31, 2003. The Company performs credit evaluations of its customers and generally does not require collateral. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in any particular industry or geographic area.

      Accounts Receivable and Doubtful Accounts — Accounts receivable are recorded at net realizable value. An allowance for doubtful accounts is estimated based on historical collections plus an allowance for probable losses. Receivables are charged off in the period that they are deemed uncollectible. Recoveries of receivables previously charged off are recorded when received.

AMERICAN SHARED HOSPITAL SERVICES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Accounting for Majority-owned Subsidiary — The Company accounts for GKF as a consolidated entity due to its 81% majority-equity interest.

      Property and Equipment — Property and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, which for medical and office equipment is generally 3 — 15 years. The Company capitalized interest of $202,000 and $170,000 in 2003 and 2002, respectively, as costs of medical equipment.

      The Company leases Gamma Knife equipment to its customers under arrangements accounted for as operating leases. At December 31, 2003, the Company held equipment under operating lease contracts with customers with an original cost of $43,710,000 and accumulated depreciation of $14,455,000. At December 31, 2002, the Company held equipment under operating lease contracts with customers with an original cost of $36,252,000 and accumulated depreciation of $10,416,000.

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

      Income Taxes — The Company accounts for income taxes in accordance with SFAS No 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

      Earnings per Share — Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the year. Diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of options or warrants. The following table illustrates the computations of basic and diluted earnings per share for the years ended December 31, 2003, 2002 and 2001.

	2003	2002	2001

Numerator for basic and diluted earnings per share	$1,382,000	$1,102,000	$1,068,000
Denominator:
Denominator for basic earnings per share — weighted-average shares	3,850,000	3,707,000	3,567,000
Effect of dilutive securities Employee stock options/warrants	1,238,000	1,324,000	1,559,000

Denominator for diluted earnings per share — adjusted weighted-average shares	$5,088,000	$5,031,000	$5,126,000

Earning per share — basic	$0.36	$0.30	$0.30

Earning per share — assuming dilution	$0.27	$0.22	$0.21

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

AMERICAN SHARED HOSPITAL SERVICES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earnings per share for the year ended 2001 as the exercise price of the options were greater than the average market price of common stock during the year.

      Stock-based Compensation — The Company has three stock-based employee compensation plans, which are described more fully in Note 7. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. For pro forma purposes, the estimated fair value of the Company’s options is amortized over the options’ vesting period.

	Years Ended December 31,

	2003	2002	2001

Net income, as reported	$1,382,000	$1,102,000	$1,068,000
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards (Note 7), net of related tax effects	(3,000)	(36,000)	(40,000)

Proforma net income	$1,379,000	$1,066,000	$1,028,000

Earnings per share:
Basic — as reported	$0.36	$0.30	$0.30
Basic — pro forma	$0.36	$0.29	$0.29
Diluted — as reported	$0.27	$0.22	$0.21
Diluted — pro forma	$0.27	$0.21	$0.20

      Fair Value of Financial Instruments — The carrying amounts of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and other accrued liabilities approximated their fair value as of December 31, 2003 and 2002, because of the relatively short maturity of these instruments. The fair value of the Company’s various debt obligations, discounted at currently available interest rates was approximately $27,366,000 and $28,885,000 at December 31, 2003 and 2002, respectively.

      Business Segment Information — The Company, which engages in the business of leasing equipment to health care providers, has one reportable segment, the Gamma Knife that non-invasively treats malignant and benign brain tumors, vascular malformations and trigeminal neuralgia.

      Recent Accounting Pronouncements — In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (VIE). It defined a VIE as a corporation, partnership, trust, or any other legal structure used for the business purpose that either a) does not have equity investors with voting rights or b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. This interpretation will require a VIE to be consolidated or deconsolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or entitled to receive a majority of the entity’s residual return. The provisions of interpretation No. 46 are required to be applied immediately to VIE’s created after January 31, 2003. The Company does not have any VIE and accordingly the implementation of the Interpretation did not result in an impact on its financial position or results of operations.

      In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for

AMERICAN SHARED HOSPITAL SERVICES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003. Adoption of the Statement did not result in an impact on the Company’s statement of financial position or results of operations.

      In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of the Statement did not result in an impact on the Company’s statement of financial position or results of operations.

Note 3 — Property and Equipment

      Property and equipment consists of the following:

	December 31,

	2003	2002

Medical equipment and facilities	$46,126,000	$37,306,000
Office equipment	376,000	358,000
Deposits and construction in progress	1,463,000	4,372,000

	47,965,000	42,036,000
Accumulated depreciation	(15,137,000)	(10,858,000)

Net property and equipment	$32,828,000	$31,178,000

Note 4 — Long-Term Debt

      Long-term debt consists primarily of 22 notes with a financing company, related to Gamma Knife construction and installation, totaling $26,917,000. These notes accrue interest at fixed annual rates between 8.5% and 10.95%, are payable in 84 monthly installments, mature between September 2004, and June 2010, and are collateralized by the respective Gamma Knife units. The following are contractual maturities of long-term debt by year at December 31, 2003:

Year Ending December 31,

2004	$6,803,000
2005	6,915,000
2006	5,168,000
2007	3,543,000
2008	2,444,000
Thereafter	2,044,000

$26,917,000

      The Company’s primary lender, DVI Financial Services, Inc. (DVI), filed for Chapter 11 bankruptcy protection in August 2003. The Company continues to make payments on the outstanding note balances with DVI. The Company has made cash payments, as needed, toward projects in progress and is in the process of securing financing for those and future projects from other potential lending sources. Management believes

AMERICAN SHARED HOSPITAL SERVICES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that the financial condition of DVI will not have a material adverse effect on the Company’s financial position or results of operations.

Note 5 — Income Taxes

      Significant components of the Company’s deferred tax liabilities and assets as of December 31 are as follows:

	December 31,

	2003	2002

Deferred tax liabilities:
Fixed assets	$(5,420,000)	$(4,453,000)

Total deferred tax liabilities	(5,420,000)	(4,453,000)
Deferred tax assets:
Net operating loss carryforwards	3,404,000	3,332,000
State income taxes	14,000	7,000
Accrued reserves	90,000	64,000
Stock option deductions	402,000	158,000
Other — net	414,000	302,000

Total deferred tax assets	4,324,000	3,863,000

Net deferred tax liabilities	$(1,096,000)	$(590,000)

      The 2003 and 2002 tax provision does not reflect the deduction for tax purposes of non-qualified stock options exercised by the Company’s Chairman and Chief Executive Officer. The benefit of the tax deduction is reflected as a direct increase to equity and an increase in the deferred tax asset of $244,000 and $158,000 for 2003 and 2002 respectively, which is described more fully in Note 7.

      The components of the provision for income taxes consist of the following:

	Years Ended December 31,

	2003	2002	2001

Current:
State	$38,000	$90,000	$50,000

Deferred:
Federal	649,000	282,000	25,000
State	100,000	83,000	358,000

	$787,000	$455,000	$433,000

AMERICAN SHARED HOSPITAL SERVICES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provision for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (34% in 2003, 2002 and 2001) to income before taxes as follows:

	Years Ended December 31,

	2003	2002	2001

Computed expected tax	$741,000	$529,000	$510,000
Change in valuation allowance	—	—	(133,000)
State income taxes, net of federal benefit	127,000	91,000	125,000
Stock options	(81,000)	(167,000)	—
Other	—	2,000	(69,000)

	$787,000	$455,000	$433,000

      At December 31, 2003, the Company had a net operating loss carryforward for federal income tax return purposes of approximately $11,000,000 which expire between 2004 and 2023. A substantial part of this carryforward is subject to separate return limitations. The Company’s ability to utilize its net operating loss carryforwards and other deferred tax assets may be limited in the event of a 50% or more ownership change within any three-year period. Future federal net operating losses generated by the Company can be carried forward for 20 years.

Note 6 —	Minority Interest

      The Minority interest liability reflects the 19% interest by the minority partner in the Company’s GK Financing subsidiary. The balance increases (decreases) by the minority partner’s share of the earnings (losses) in GK Financing, and is reduced by any cash distributions made to the minority partner, per the following table:

	Years Ended December 31,

	2003	2002	2001

Beginning balance	$1,448,000	$1,165,000	$1,155,000
Minority interest in GKF net income	928,000	831,000	751,000
Less: cash distributions	(645,000)	(548,000)	(741,000)

Minority interest	$1,731,000	$1,448,000	$1,165,000

Note 7 — Shareholders’ Equity

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

1995 Stock Option Plan

      The Company’s 1995 Stock Option Plan provides for nonqualified stock options and “incentive stock options.” Under the 1995 Plan, 330,000 common shares are reserved for awards to officers and other key employees, non-employee directors, and advisors. Provisions of the 1995 Stock Option Plan include an automatic grant to each non-employee director of options to purchase up to 4,000 shares annually on the date of the Company’s Annual Shareholder Meeting, at an exercise price equal to the market price of the

AMERICAN SHARED HOSPITAL SERVICES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s common shares on that date, until the non-employee director has options for a total of 12,000 shares of the Company’s common stock in all Company plans. Directors who are appointed or elected to the Company’s Board of Directors on a date other than that of the Annual Shareholder Meeting receive a pro-rata grant of such options, at an exercise price equal to the market price of the Company’s common shares on the date of grant. At December 31, 2003, 74,000 options were available for grant under the 1995 Plan.

2001 Stock Option Plan

      The Company’s 2001 Stock Option Plan, providing for nonqualified stock options and “incentive stock options,” was approved by the Company’s Board of Directors in October 2001. Under the 2001 Plan, 250,000 common shares are reserved for awards to officers who beneficially own 15% or less of the outstanding shares of the Company’s stock, other key employees, non-employee directors, and advisors. Provisions of the 2001 Stock Option Plan include an automatic grant to each non-employee director of options to purchase up to 4,000 shares annually on the date of the Company’s Annual Shareholder Meeting, at an exercise price equal to the market price of the Company’s common shares on that date, until the non-employee director has options for a total of 12,000 shares of the Company’s common stock in all Company plans. Directors who are appointed or elected to the Company’s Board of Directors on a date other than that of the Annual Shareholder Meeting receive a pro-rata grant of such options, at an exercise price equal to the market price of the Company’s common shares on the date of grant. As of December 31, 2003, no stock options had been granted under the 2001 Stock Option Plan, as there are still options available under the 1995 Plan.

      Changes in options outstanding under the Stock Option Plans from January 1, 2001 to December 31, 2003 are as follows:

		Weighted
	Number	Average
	of Options	Exercise Price

Balance at January 1, 2001	298,000	$1.943
Granted	27,000	$3.474
Exercised	(9,000)	$1.661
Forfeited	(18,000)	$2.695
Repurchased	(70,000)	$1.625

Balance at December 31, 2001	228,000	$2.156
Exercised	(40,000)	$1.631

Balance at December 31, 2002	188,000	$2.269

Granted	11,000	$5.272
Exercised	(10,000)	$2.400
Forfeited	(5,000)	$4.100
Repurchased	(5,000)	$3.000

Balance at December 31, 2003	179,000	$2.383

      The weighted average fair value of the options granted in 2003 was $1.49.

Shares and Options Issued to Officer

      On August 15, 1995, the Company’s Chairman and Chief Executive Officer was granted a ten-year, immediately exercisable option to purchase 1,495,000 common shares for an exercise price of $.01 per share for which the Company recorded compensation expense of $2,414,000. These options were granted to the officer as final consideration for personal guarantees of credit facilities and for continued employment with the

AMERICAN SHARED HOSPITAL SERVICES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company. The officer exercised 125,000 and 260,000 options during 2003 and 2002 respectively. The exercise in 2003 resulted in a $163,000 increase to additional paid in capital and a $244,000 increase in deferred tax assets. In 2002 the exercise resulted in a $158,000 increase in additional paid capital and a $158,000 increase in deferred tax assets.

      The following table summarizes information about all options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted Average
		Remaining
Range of	Number	Contractual	Weighted Average	Number	Weighted Average
Exercise Prices	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price

$0.01	1,110,000	1.83	$0.010	1,110,000	$0.010
1.625 – 1.688	110,000	1.66	1.626	110,000	1.626
3.000 – 4.100	58,000	5.85	3.235	58,000	3.235
4.570 – 6.000	11,000	9.63	5.272	2,000	5.470

$.01 – 6.000	1,289,000	2.07	$0.340	1,280,000	$0.306

      At December 31, 2003 and 2002, 1,280,000 and 1,423,000 options, respectively, were vested and exercisable.

Pro Forma Information related to Option Grants

      Pro forma information regarding net income and earnings per share is required by SFAS 123 for awards granted after December 31, 1995, as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value of the Company’s stock-based awards to employees was estimated using a Black-Scholes option pricing model. The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The effects of applying SFAS No. 123 in the proforma disclosure are not indicative of future amounts. The fair value of the Company’s option grants under the 1984 and 1995 Plans was estimated assuming a dividend yield of 3.0% and the following weighted-average assumptions:

	2003	2002*	2001

Expected life (years)	10.0	N/A	9.5
Expected volatility	29.0%	N/A	65.0%
Risk-free interest rate	4.3%	N/A	5.1%

*	Weighted-average assumptions are not applicable in 2002 because there were no options granted during the period ended December 31, 2002.

Repurchase of Common Stock, Common Stock Warrants and Stock Options

      In 1999 and 2001, the Board of Directors approved resolutions authorizing the Company to repurchase up to a total of 1,000,000 shares of its own stock on the open market. The Company repurchased 155,000 shares of its own stock on the open market during the year ended December 31, 2001. There were no shares repurchased on the open market during the years ending December 31, 2003 and December 31, 2002.

AMERICAN SHARED HOSPITAL SERVICES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, the Company repurchased 42,000 and 40,000 common shares from the Company’s Chairman and Chief Executive Officer during the years ending December 31, 2002 and 2001, respectively. As the Company’s stock has no par value, the entire repurchase price of the stock is recorded as a reduction to common stock.

      In 2003, the Company repurchased 10,000 options under the 1995 stock option plan from a former employee. In 2001, the Company repurchased 20,000 options under the 1984 stock option plan and 50,000 options under the 1995 stock option plan from former employees. The repurchase of the options is recorded as a reduction in additional paid-in-capital.

Dividends

      In April and October of 2003 the Company paid dividends of $0.12 per share and $0.04 per share respectively. In December 2003 the Company declared dividends of $0.04 per share, payable in January 2004. The Company paid dividends of $0.12 per share and $0.10 per share in April 2002 and March 2001 respectively.

Note 8 — Retirement Plan

      In 2002, the Company amended its defined-contribution retirement plan (the “Plan”) to allow for a matching safe harbor contribution. For 2003, the Board of Directors elected to match participant deferred salary contributions up to a maximum of 4% of the participant’s annual compensation. Matching contributions must be invested in shares of the Company’s stock. Discretionary profit sharing contributions are allowed under the Plan in years that the Board does not elect a safe harbor match. The Company contributed $38,000 to the Plan for the safe harbor match for the year ended December 31, 2002, and has accrued $39,000 at December 31, 2003 for the estimated safe harbor matching contribution for 2003.

Note 9 — Operating Leases

      The Company leases office space and equipment under operating leases expiring at various dates through 2006.

      Future minimum payments under noncancelable operating leases having initial terms of more than one year consisted of the following at December 31, 2003:

Year Ending December 31,

2004	$309,000
2005	303,000
2006	126,000

$738,000

      Payments for repair and maintenance agreements incorporated in operating lease agreements are included in the future minimum operating lease payments shown above.

      Rent expense was $315,000, $350,000, and $245,000 for the years ended December 31, 2003, 2002 and 2001, respectively, and includes the above operating leases as well as month-to-month rental and certain executory costs.

      The Company entered into an agreement to sublease office space that expired in September 2002. Rental income received under this agreement was $170,000, and $95,000 for the years ended December 2002 and 2001, respectively.

AMERICAN SHARED HOSPITAL SERVICES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 — Commitments and Contingencies

      Under the terms of five Gamma Knife quotation agreements, the Company is committed to purchase Gamma Knife equipment for $9,543,000 when the equipment is placed in service at each customer location. At December 31, 2003, the Company had $1,276,000 in deposits related to these purchase commitments which are classified as construction in progress.

Note 11 — Major Customers

      Revenues from the Company’s Gamma Knife segment were provided by seventeen customers in 2003, fourteen customers in 2002, and twelve customers in 2001.

      In 2003 no individual customers exceeded 10% of the Company’s total revenue. In 2002, revenues from two individual customers of $1,709,000 and $1,614,000, respectively, exceeded 10% of the Company’s total revenue. In 2001, revenues from four individual customers of $1,699,000, $1,621,000, $1,363,000, and $1,309,000, respectively, exceeded 10% of the Company’s total revenue.

INDEX TO EXHIBITS

Exhibit			Sequential
Number		Description	Page Number

2.1		Securities Purchase Agreement, dated as of March 12, 1999, by and among Alliance Imaging, Inc.; Embarcadero Holding Corp. I; Embarcadero Holding Corp. II; American Shared Hospital Services; and MMRI, Inc.(1)	*
3.1		Articles of Incorporation of the Company, as amended.(2)	*
3.2		By-laws of the Company, as amended.(3)	*
4.6		Form of Common Stock Purchase Warrant of American Shared Hospital Services.(3)	*
4.8		Registration Rights Agreement, dated as of May 17, 1995, by and among American Shared Hospital Services, the Holders referred to in the Note Purchase Agreement, dated as of May 12, 1995 and General Electric Company, acting through GE Medical Systems.(3)	*
10.1		The Company’s 1984 Stock Option Plan, as amended.(4)	*
10.2		The Company’s 1995 Stock Option Plan, as amended.(5)	*
10.3		Form of Indemnification Agreement between American Shared Hospital Services and members of its Board of Directors.(4)	*
10.4		Ernest A. Bates Stock Option Agreement dated as of August 15, 1995.(6)	*
10.5		Operating Agreement for GK Financing, LLC, dated as of October 17, 1995.(3)	*
10.6		Amendments dated as of October 26, 1995 and as of December 20, 1995 to the GK Financing, LLC Operating Agreement, dated as of October 17, 1995.(7)	*
10.7		Amendment dated as of October 16, 1996 to the GK Financing, LLC Operating Agreement, dated as of October 17, 1995.(1)	*
10.8		Amendment dated as of March 31, 1999 (“Fourth Amendment”) to the GK Financing, LLC Operating Agreement dated as of October 17, 1995.(8)	*
10.9		Amendment dated as of March 31, 1999 (“Fifth Amendment”) to the GK Financing, LLC Operating Agreement dated as of October 17, 1995.(8)	*
10.10		Amendment dated as of June 5, 1999 to the GK Financing, LLC Operating Agreement dated as of October 17, 1995.(8)	*
10	.11(a)	Assignment and Assumption Agreement, dated as of December 31, 1995, between American Shared Radiosurgery Services (assignor) and GK Financing, LLC (assignee).(8)	*
10	.11(b)	Assignment and Assumption Agreement, dated as of November 1, 1995, between American Shared Hospital Services (assignor) and American Shared Radiosurgery Services (assignee).(4)	*
10	.11(c)	Amendment Number One dated as of August 1, 1995 to the Lease Agreement for a Gamma Knife Unit between The Regents of the University of California and American Shared Hospital Services. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(8)	*
10	.11(d)	Lease Agreement dated as of July 3, 1990 for a Gamma Knife Unit between American Shared Hospital Services and The Regents of the University of California. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(8)	*

Exhibit		Sequential
Number	Description	Page Number

10.12	Amendment Number Two dated as of February 6, 1999 to the Lease Agreement for a Gamma Knife Unit between UCSF-Stanford Health Care and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(8)	*
10.13	Assignment and Assumption Agreement, dated as of February 3, 1996, between American Shared Radiosurgery Services (assignor) and GK Financing, LLC (assignee).(4)	*
10.14	Lease Agreement for a Gamma Knife Unit dated as of April 6, 1994, between Ernest A. Bates, M.D. and NME Hospitals, Inc. dba USC University Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(8)	*
10.15	Assignment and Assumption Agreement dated as of February 1, 1996 between Ernest A. Bates, M.D. and GK Financing, LLC with respect to the Lease Agreement for a Gamma Knife dated as of April 6, 1994 between Ernest A. Bates, M.D. and NME Hospitals, Inc. dba USC University Hospital.(8)	*
10.16	Lease Agreement for a Gamma Knife Unit dated as of October 31, 1996 between Hoag Memorial Hospital Presbyterian and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(8)	*
10.17	Addendum to Lease Agreement for a Gamma Knife Unit dated as of December 1, 1999 between Hoag Memorial Hospital Presbyterian and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(8)	*
10.18	Lease Agreement for a Gamma Knife Unit dated as of October 29, 1996 between Methodist Healthcare Systems of San Antonio, Ltd., dba Southwest Texas Methodist Hospital and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(8)	*
10.19	Lease Agreement for a Gamma Knife Unit dated as of April 10, 1997 between Yale-New Haven Ambulatory Services Corporation and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(8)	*
10.20	Lease Agreement for a Gamma Knife Unit dated as of June 1, 1999 between GK Financing, LLC and Kettering Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(9)	*

Exhibit		Sequential
Number	Description	Page Number

10.21	Addendum to Contract with GKF and KMC/ WKNI, dated June 1, 1999 between GK Financing, LLC and Kettering Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(9)	*
10.22	Lease Agreement for a Gamma Knife Unit dated as of October 5, 1999 between GK Financing, LLC and New England Medical Center Hospitals, Inc. (Confidential material appearing in this document hasbeen omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(9)	*
10.23	Equipment Lease Agreement dated as of October 29, 1999 between GK Financing, LLC and the Board of Trustees of the University of Arkansas on behalf of The University of Arkansas for Medical Sciences. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(9)	*
10.24	First Amendment to Lease Agreement for a Gamma Knife Unit effective as of August 2, 2000 between GK Financing, LLC and Tenet HealthSystems Hospitals, Inc. (formerly known as NME Hospitals, Inc.) dba USC University Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(9)	*
10.25	Addendum Two, dated as of October 1, 2000, to Lease Agreement for a Gamma Knife Unit dated as of October 31, 1996 between Hoag Memorial Hospital Presbyterian and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(10)	*
10.26	Lease Agreement for a Gamma Knife Unit dated as of May 28, 2000 between Froedtert Memorial Lutheran Hospital and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(10)	*
10.27	Addendum dated June 24, 2000 to Lease Agreement for a Gamma Knife Unit dated as of May 28, 2000 between Froedtert Memorial Lutheran Hospital and GK Financing, LLC.(10)	*
10.28	Addendum dated July 12, 2000 to Lease Agreement for a Gamma Knife Unit dated as of May 28, 2000 between Froedtert Memorial Lutheran Hospital and GK Financing, LLC.(10)	*
10.29	Addendum dated August 24, 2000 to Lease Agreement for a Gamma Knife Unit dated as of May 28, 2000 between Froedtert Memorial Lutheran Hospital and GK Financing, LLC.(10)	*

Exhibit		Sequential
Number	Description	Page Number

10.30	Lease Agreement for a Gamma Knife Unit dated as of December 11,1996 between The Community Hospital Group, Inc. dba JFK Medical Center and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(11)	*
10.31	Lease Agreement for a Gamma Knife Unit dated as of June 3, 1999 between GK Financing, LLC and Sunrise Hospital and Medical Center, LLC dba Sunrise Hospital and Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(12)	*
10.32	Addendum to Lease Agreement for a Gamma Knife Unit dated as of June 3, 1999 between GK Financing, LLC and Sunrise Hospital and Medical Center, LLC dba Sunrise Hospital and Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(12)	*
10.33	Lease Agreement for a Gamma Knife Unit dated as of November 1, 1999 between GK Financing, LLC and Jackson HMA, Inc. dba Central Mississippi Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(13)	*
10.34	Addendum to Lease Agreement for a Gamma Knife Unit dated as of November 1, 1999 between GK Financing, LLC and Jackson HMA, Inc. dba Central Mississippi Medical Center.(13)	*
10.35	Lease Agreement for a Gamma Knife Unit dated as of February 18, 2000 between GK Financing, LLC and OSF HealthCare System. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(13)	*
10.36	American Shared Hospital Services 2001 Stock Option Plan.(14)	*
10.37	Amendment Number Three to Lease Agreement for a Gamma Knife Unit dated as of June 22, 2001 between GK Financing, LLC and The Regents of the University of California. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(15)	*
10.38	Addendum Three to Lease Agreement for a Gamma Knife Unit dated as of October 1, 2000 between GK Financing, LLC and Hoag Memorial Hospital Presbyterian. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(15)	*

Exhibit		Sequential
Number	Description	Page Number

10.39	Lease Agreement for a Gamma Knife Unit dated as of July 18, 2001 between GK Financing, LLC and Bayfront Medical Center, Inc.. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(16)	*
10.40	Lease Agreement for a Gamma Knife Unit dated as of September 13, 2001 between GK Financing, LLC and Mercy Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(17)	*
10.41	Addendum Number One to Contract with GKF and Mercy Medical Center, dated September 13, 2001 between GK Financing, LLC and Mercy Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(17)	*
10.42	Lease Agreement for a Gamma Knife Unit dated as of May 22, 2002 between GK Financing, LLC and The Johns Hopkins Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(18)
10.43	Lease Agreement for a Gamma Knife Unit dated as of July 11, 2002 between GK Financing, LLC and Southern Baptist Hospital of Florida, Inc. D/ B/ A Baptist Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(19)
10.44	Lease Agreement for a Gamma Knife Unit dated as of February 13, 2003 between GK Financing, LLC and AHS Albuquerque Regional Medical Center LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(20)
21 .	Subsidiaries of American Shared Hospital Services.
31 .	Rule 13a-14(a)/15d-14(a) Certifications.
32 .	Section 1350 Certifications (furnished and not to be considered filed as part of the Form 10-K).

(1)	These documents were filed as Exhibits 2.1 and 10.13b, respectively, to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, which is incorporated herein by this reference.

(2)	This document was filed as Exhibit 3.1 to registrant’s Registration Statement on Form S-2 (Registration No. 33-23416), which is incorporated herein by this reference.

(3)	These documents were filed as Exhibits 3.2, 4.6 and 4.8, respectively, to registrant’s Registration Statement on Form S-1 (Registration No. 33-63721) filed on October 26, 1995, which is incorporated herein by this reference.

(4)	These documents were filed as Exhibits 10.24 and 10.35 respectively, to registrant’s Registration Statement on Form S-2 (Registration No. 33-23416), which is incorporated herein by this reference.

(5)	This document was filed as Exhibit A to registrant’s Proxy Statement, filed on August 31, 1995, which is incorporated herein by this reference.

(6)	This document was filed as Exhibit B to registrant’s Proxy Statement, filed on August 31, 1995, which is incorporated herein by this reference.

(7)	These documents were filed as Exhibits 4.14 and 10.13, respectively, to the registrant’s Pre-Effective Amendment No. 1 to registrant’s Registration Statement on Form S-1 (Registration No. 33-63721) filed on March 29, 1996, which is incorporated herein by this reference.

(8)	These documents were filed as Exhibits 10.8, 10.9, 10.10, 10.11a, 10.11c, 10.11d, 10.12, 10.14, 10.15, 10.16, 10.17, 10.18 and 10.19, respectively, to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, which is incorporated herein by this reference.

(9)	These documents were filed as Exhibits 10.20, 10.21, 10.22, 10.23, and 10.24, respectively, to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, which is incorporated herein by this reference.

(10)	These documents were filed as Exhibits 10.25, 10.26, 10.27, 10.28 and 10.29, respectively, to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, which is incorporated herein by this reference.

(11)	This document was filed as Exhibit 10.30 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, which is incorporated herein by this reference.

(12)	These documents were filed as Exhibits 10.31 and 10.32, respectively, to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, which is incorporated herein by this reference.

(13)	These documents were filed as Exhibits 10.33, 10.34 and 10.35, respectively, to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, which is incorporated herein by this reference.

(14)	This document was filed as Exhibit 10.36 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, which is incorporated herein by this reference.

(15)	These documents were filed as Exhibits 10.37 and 10.38 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, which is incorporated herein by this reference.

(16)	This document was filed as Exhibit 10.39 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, which is incorporated herein by this reference.

(17)	These documents were filed as Exhibit 10.40 and 10.41 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, which is incorporated herein by this reference.

(18)	This document was filed as Exhibit 10.42 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, which is incorporated herein by this reference.

(19)	This document was filed as Exhibit 10.43 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, which is incorporated herein by this reference.

(20)	This document was filed as Exhibit 10.44 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, which is incorporated herein by this reference.