Form 10-K/A
period 2003-12-31
AMERICAN SHARED HOSPITAL SERVICES
filed 2004-04-29
CIK 744825

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 1-8789

American Shared Hospital Services

(Exact name of registrant as specified in its charter)

California	94-2918118
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Four Embarcadero Center, Suite 3700, San Francisco, California (Address of Principal Executive Offices)	94111-4107 (Zip Code)

Registrant’s telephone number, including area code:

(415) 788-5300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock No Par Value	American Stock Exchange Pacific Exchange

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

     Number of shares of common stock of the registrant outstanding as of April 28, 2004: 3,950,173.

DOCUMENTS INCORPORATED BY REFERENCE

     None

Item 10.	Directors and Executive Officers of the Registrant

Board of Directors Nominees

      Ernest A. Bates, M.D., founder of the Company, has served as Chairman of the Board of Directors and Chief Executive Officer since the incorporation of the Company. He is currently a member of the Board of Trustees of The Johns Hopkins University and a Senior Trustee at the University of Rochester, a member of the Board of Overseers of the University of California at San Francisco School of Nursing, a member of the State of California High Speed Rail Authority, and a member of the Board of Directors of Salzburg Seminar. Dr. Bates is also a board member of the Center for Accelerating Medical Solutions-Milken Institute and a member of the Brookings Institution. Dr. Bates is a graduate of The Johns Hopkins University and the University of Rochester School of Medicine. Dr. Bates is 67 years old. Dr. Bates is the father of Board Nominee Ernest R. Bates.

      Ernest R. Bates has been nominated for election to the Company’s Board of Directors. He has been Managing Director, Institutional Fixed Income Sales of HSBC Securities (USA), Inc. since 2003. Mr. Bates has also served as Managing Director, Head of Asian Product for HSBC Securities (USA) Inc. from 1999 to 2003. From 1993 through 1999, Mr. Bates held various positions with Merrill Lynch, last serving as Vice President, European Syndicate for Merrill Lynch International. He received his undergraduate degree from Brown University and a M.B.A. degree from The Wharton Business School. Mr. Bates is 37 years old. Ernest R. Bates is the son of Board Member Dr. Ernest A. Bates.

      Olin C. Robison has been a director since 2003. He has been President and Chief Executive Officer of the Salzburg Seminar since 1991. Mr. Robison was President of Middlebury College from 1975 to 1990 and is currently President Emeritus and Professor Emeritus of this institution. He is a Director of The Investment Company of America, American Mutual Fund and AMCAP (all of the American Funds Group) and is on the Council (Board) of the Royal Institute of International Affairs in London. He received his undergraduate degree from Baylor University and holds the Doctor of Philosophy degree from Oxford University. Mr. Robison is 67 years old.

      John F. Ruffle has been a director of the Company since 1995. He retired in 1993 as Vice-Chairman of the Board and a Director of J.P. Morgan & Co. Incorporated and Morgan Guaranty Trust Co. of New York. He also is a Director of Reckson Associates Realty Corporation; a member of the Board of Trustees of certain mutual funds in the J.P Morgan family of mutual funds and certain investment funds managed by J.P Morgan Investment Management, Inc.; and a Trustee of The Johns Hopkins University. He is a graduate of The Johns Hopkins University, with an MBA in finance from Rutgers University, and is a Certified Public Accountant. Mr. Ruffle is 67 years old.

      Stanley S. Trotman, Jr., has been a director of the Company since 1996. He retired in 2000 as a Managing Director with the Health Care Group of PaineWebber Incorporated, an investment banking firm. Mr. Trotman had been with PaineWebber Incorporated since 1995 following the consolidation of Kidder, Peabody, also an investment banking firm, with PaineWebber. He had previously co-directed Kidder, Peabody’s Health Care Group since April 1990. Formerly he had been head of the Health Care Group at Drexel Burnham Lambert, Inc. where he had been employed for approximately 22 years. He received his undergraduate degree from Yale University in 1965 and holds an MBA from Columbia Business School in 1967. Mr. Trotman is 60 years old.

      The Board of Directors has an Audit Committee consisting of Mr. Robison, Mr. Ruffle, and Mr. Trotman. Mr. Ruffle is Chair of the Audit Committee. Mr. Ruffle is a “financial expert” and meets the applicable independence requirements of the American Stock Exchange and Rule 10-A-3 of the Securities Exchange Act.

      The Company intends to adopt a Code of Conduct no later than June 1, 2004, copies of which will be provided free of charge upon a written request to: Four Embarcadero Center, Suite 3700, San Francisco, CA 94111-4107, Attention: Craig K. Tagawa. We intend to post on our website any amendments to our Code of Conduct, as well as any waivers from the Code of Conduct for directors or executive officers (including our chief accounting officer and controller and anyone else performing similar functions) within five business days of the date of any amendment or waiver. The information on our website is not a part of this Annual Report on Form 10-K.

Executive Officers

      Information regarding executive officers of the Company is included under the caption “Executive Officers of the Registrant” in Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 which was previously filed on March 30, 2004.

Compliance with Section 16(a) under the Securities Exchange Act of 1934

      Reports filed under the Exchange Act and received by the Company on or after January 1, 2003, indicate that during 2003 directors, officers and 10% shareholders of the Company filed all required reports within the periods established by applicable rules, with the following exception:

•	On November 5, 2003, Ernest A. Bates, M.D., sold 300 shares of the Company’s stock on the open market. This sale was not reported to the Securities and Exchange Commission until November 10, 2003.

Item 11.	Executive Compensation

Compensation of Executive Officers

      The following table sets forth the compensation paid by the Company for the fiscal years ending December 31, 2001, December 31, 2002 and December 31, 2003 in those years for services rendered in all capacities during 2001, 2002 and 2003, respectively, to the Chief Executive Officer and each executive officer other than the Chief Executive Officer who served as an officer at December 31, 2003 and earned cash compensation of $100,000 or more during 2003.

Summary Compensation Table

		Annual Compensation

						Other Annual
Name and Principal Position	Year	Salary(1)		Bonus		Compensation(3)

Ernest A. Bates, M.D.	2003	$432,443		$0		—
Chairman of the Board, Chief Executive Officer	2002	$432,630		$0		—
	2001	$432,250		$55,770	(2)	—
Craig K. Tagawa	2003	$250,875		$100,000	(2)	—
Chief Operating Officer and Chief Financial Officer	2002	$274,459	(4)	$0		—
	2001	$305,837	(5)	$30,745	(2)	—

(1)	Each amount under this column includes amounts accrued in 2001, 2002, and 2003, that would have been paid to such persons in such years, except that such amounts were instead deferred pursuant to the Retirement Plan for Employees of American Shared Hospital Services, a defined contribution plan and ASHS’ Flexible Benefit Plan, a defined contribution plan. Both plans are available to employees of the Company generally.

(2)	The Company’s Board of Directors approved year end performance bonuses for 2001 and 2003 which were accrued in the year indicated and were paid in the first quarter of 2002 and fourth quarter 2003.

(3)	The Company has determined that, with respect to the executive officers named in the Summary Compensation Table, the aggregate amount of other benefits does not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported in the Summary Compensation Table as paid to such executive officer in the relevant year.

(4)	Includes sales commissions of approximately $24,000 earned and paid in 2002.

(5)	Includes sales commissions of approximately $63,000 earned and paid in 2001.

Option Grants in Last Fiscal Year

      The “Option Grants” table has been omitted because no option grants were made during 2003 to the Company’s executive officers named in the summary compensation table.

Long Term Compensation Awards

      The “Long Term Compensation Awards” Table has been omitted because no long term compensation awards were made during the relevant years to the Company’s executive officers named in the Summary Compensation Table.

Long-Term Incentive Plan Awards in Last Fiscal Year

      The “Long-term Incentive Plan Awards” (“LTIP Awards”) table has been omitted because no LTIP Awards were made during 2003 to the Company’s executive officers named in the Summary Compensation Table.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

      The following table sets forth the number of shares acquired on exercise of stock options and the aggregate gains realized upon exercise of such options during 2003, by the Company’s executive officers named in the Summary Compensation Table. The following table also sets forth the number of shares underlying exercisable and unexercisable options held by such executive officers on December 31, 2003.

Aggregated Option Exercises in Last Fiscal Year

and Fiscal Year-End Option Values

			Number of Securities
			Underlying		Value of Unexercised
	Shares		Unexercised Options		In-the-Money Options
	Acquired on	Value($)	At Fiscal Year-End		At Fiscal Year-End(1)
Name	Exercise	Realized	Exercisable/Unexercisable		Exercisable/Unexercisable

Ernest A. Bates, M.D.	125,000	$610,500	1,110,000	—	$6,648,900	—
Craig K. Tagawa	0	0	110,000	—	453,750	—

(1)	This amount is calculated by multiplying the number of Common Shares underlying the options at December 31, 2003 by the market price per Common Share on such date less the option exercise price.

Director Compensation

      In 2003, non-employee directors were paid an annual retainer of $20,000, payable quarterly. In addition, non-employee directors are entitled to receive an automatic grant of options on the date of the Company’s Annual Shareholder Meeting each year to acquire up to 4,000 shares of the Company’s common stock at the market price on the date of grant, until a Director has received options for a total of 12,000 shares. There was a grant of 4,000 shares of the Company’s common stock to a newly elected non-employee director, Olin C. Robison, during 2003. During 2003, the Board of Directors held four regular meetings. Non-employee directors also received reimbursement of expenses incurred in attending meetings. No payment is made for attendance at meetings by any director who is a full time employee of the Company.

      Non-employee directors will receive in 2004 a $20,000 annual retainer fee payable quarterly, and reimbursement of expenses incurred in attending meetings. The election of Ernest R. Bates and Olin C. Robison will result in annual automatic option grants to Mr. Bates and Mr. Robison, as described in the preceding paragraph.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Shares as of April 5, 2004, of (i) each person known to the Company to own beneficially 5% or more of the Common Shares, (ii) each nominee for director of the Company, (iii) the chief executive officer and the chief operating and financial officer named in the Summary Compensation Table, and (iv) all directors and executive officers as a group.

	Common Shares
	Owned Beneficially

	Amount and Nature
	of Beneficial	Percent
Name and Address of Beneficial Owner	Ownership(2)	of Class(3)

Directors and Named Officers
Ernest A. Bates, M.D.(1)(4)	1,587,300	31.5%
Willie R. Barnes(1)(4)	13,000	*
Ernest R. Bates(1)	9,450	*
Olin C. Robison(1)	0	*
John F. Ruffle(1)	200,411	5.1%
Stanley S. Trotman, Jr.(1)(4)	142,762	3.6%
Craig K. Tagawa(1)(4) Senior Vice President, Chief Operating and Financial Officer	138,100	3.4%
All Current Directors & Executive Officers as a Group (6 people)(4)	2,081,573	40.3%

*	Less than 1%

(1)	The address of each such individual is c/o American Shared Hospital Services, Four Embarcadero Center, Suite 3700, San Francisco, California 94111.

(2)	Each person directly or indirectly has sole voting and investment power with respect to the shares listed under this column as being owned by such person.

(3)	Shares that any person or group of persons is entitled to acquire upon the exercise of options or warrants within 60 days after April 5, 2004, are treated as issued and outstanding for the purpose of computing the percent of the class owned by such person or group of persons but not for the purpose of computing the percent of the class owned by any other person.

(4)	Includes shares underlying options that are currently exercisable or which will become exercisable within 60 days following April 5, 2004: Dr. Bates, 1,085,000 shares; Mr. Barnes, 12,000 shares; Mr. Trotman, 2,667 shares; Mr. Tagawa, 110,000 shares; and Directors and Executive Officers as a group, 1,213,667 shares.

Shares Authorized for Issuance Under Equity Compensation Plans

      The following table summarizes, as of December 31, 2003, the total shares of our common stock that may be received by holders of options upon the vesting and exercise of currently outstanding options, the weighted average exercise price of those outstanding options and the number of shares of our common stock that are still available for future issuance under our equity compensation plans after considering the stock options currently outstanding.

	Number of Shares to
	Be Issued upon	Weighted Average
	Exercise of	Exercise Price of	Number of Shares
	Outstanding Options,	Outstanding Options,	Remaining Available
Plan Category	Warrants and Rights	Warrants and Rights	for Future Issuance

1995 and 2001 Stock Option Plans (the only current equity compensation plans approved by our shareholders)	179,317	$2.38	324,350
1995 options granted to Company’s Chairman and Chief Executive Officer (approved by shareholders)	1,110,000	$0.01	0
Any equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,289,317	$0.34	324,350

Item 13.	Certain Relationships and Related Transactions

      Willie R. Barnes, the Secretary and a director of the Company, is a partner in the law firm of Musick, Peeler & Garrett LLP. That law firm performed legal services for the Company in 2003. The management of the Company is of the opinion that the fees paid to Mr. Barnes’ law firm are comparable to those fees that would have been paid for comparable legal services from a law firm not affiliated with the Company. Mr. Barnes served during 2003 on the Compensation, Stock Option and Nominating Committees of the Board of Directors.

Item 14.	Principal Accounting Fees and Services

      The Company’s consolidated financial statements for the years ended December 31, 2003, 2002 and 2001 have been audited by Moss Adams LLP. The Audit Committee has appointed Moss Adams LLP to be the Company’s independent auditors for the fiscal year ending December 31, 2004, subject to Shareholder ratification at the Annual Meeting.

      The aggregate fees billed by Moss Adams LLP and their respective affiliates for professional services rendered in 2003 and 2002 are as follows:

		Audit-
	Audit	Related		All Other
	Fees(a)	Fees(b)	Tax Fees(c)	Fees(d)	Total Fees

2003	$68,750	$0	$61,300	$0	$130,050
2002	$62,500	$4,000	$62,125	$0	$128,625

(a)	Consists of fees billed for professional services rendered in connection with the audit of our consolidated financial statements and review of interim condensed consolidated financial statements included in our quarterly reports and services normally provided in connection with statutory and regulatory filings or engagements.

(b)	Consists of fees for services that are reasonably related to the performance of the audit or review of our consolidated financial statements that are not reported under “Audit Fees.”

(c)	Consists of tax compliance and preparation and other tax services.

(d)	Consists of fees for all other services other than those reported above.

      All of the above services were approved by the Audit Committee. The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditors.

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Financial Statements and Schedules.

      The following Financial Statements and Schedules are included in our Annual Report on form 10K for the fiscal year ended December 31, 2003, which was filed previously on March 30, 2004.

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

(c)	Exhibits.

      The following Exhibits are filed with this Report.

Exhibit
Number:	Description:

2.1	Securities Purchase Agreement, dated as of March 12, 1999, by and among Alliance Imaging, Inc.; Embarcadero Holding Corp. I; Embarcadero Holding Corp. II; American Shared Hospital Services; and MMRI, Inc.(1)
3.1	Articles of Incorporation of the Company, as amended.(2)
3.2	By-laws of the Company, as amended.(3)
4.6	Form of Common Stock Purchase Warrant of American Shared Hospital Services.(3)
4.8	Registration Rights Agreement, dated as of May 17, 1995, by and among American Shared Hospital Services, the Holders referred to in the Note Purchase Agreement, dated as of May 12, 1995 and General Electric Company, acting through GE Medical Systems.(3)
10.1	The Company’s 1984 Stock Option Plan, as amended.(4)
10.2	The Company’s 1995 Stock Option Plan, as amended.(5)
10.3	Form of Indemnification Agreement between American Shared Hospital Services and members of its Board of Directors.(4)
10.4	Ernest A. Bates Stock Option Agreement dated as of August 15, 1995.(6)

Exhibit
Number:	Description:

10.5	Operating Agreement for GK Financing, LLC, dated as of October 17, 1995.(3)
10.6	Amendments dated as of October 26, 1995 and as of December 20, 1995 to the GK Financing, LLC Operating Agreement, dated as of October 17, 1995.(7)
10.7	Amendment dated as of October 16, 1996 to the GK Financing, LLC Operating Agreement, dated as of October 17, 1995.(1)
10.8	Amendment dated as of March 31, 1999 (“Fourth Amendment”) to the GK Financing, LLC Operating Agreement dated as of October 17, 1995.(8)
10.9	Amendment dated as of March 31, 1999 (“Fifth Amendment”) to the GK Financing, LLC Operating Agreement dated as of October 17, 1995.(8)
10.10	Amendment dated as of June 5, 1999 to the GK Financing, LLC Operating Agreement dated as of October 17, 1995.(8)
10.11a	Assignment and Assumption Agreement, dated as of December 31, 1995, between American Shared Radiosurgery Services (assignor) and GK Financing, LLC (assignee).(8)
10.11b	Assignment and Assumption Agreement, dated as of November 1, 1995, between American Shared Hospital Services (assignor) and American Shared Radiosurgery Services (assignee).(4)
10.11c	Amendment Number One dated as of August 1, 1995 to the Lease Agreement for a Gamma Knife Unit between The Regents of the University of California and American Shared Hospital Services. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(8)
10.11d	Lease Agreement dated as of July 3, 1990 for a Gamma Knife Unit between American Shared Hospital Services and The Regents of the University of California. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(8)
10.12	Amendment Number Two dated as of February 6, 1999 to the Lease Agreement for a Gamma Knife Unit between UCSF-Stanford Health Care and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(8)
10.13	Assignment and Assumption Agreement, dated as of February 3, 1996, between American Shared Radiosurgery Services (assignor) and GK Financing, LLC (assignee).(4)
10.14	Lease Agreement for a Gamma Knife Unit dated as of April 6, 1994, between Ernest A. Bates, M.D. and NME Hospitals, Inc. dba USC University Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(8)
10.15	Assignment and Assumption and Agreement dated as of February 1, 1996 between Ernest A. Bates, M.D. and GK Financing, LLC with respect to the Lease Agreement for a Gamma Knife dated as of April 6, 1994 between Ernest A. Bates, M.D. and NME Hospitals, Inc. dba USC University Hospital.(8)
10.16	Lease Agreement for a Gamma Knife Unit dated as of October 31, 1996 between Hoag Memorial Hospital Presbyterian and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(8)

Exhibit
Number:	Description:

10.17	Addendum to Lease Agreement for a Gamma Knife Unit dated as of December 1, 1999 between Hoag Memorial Hospital Presbyterian and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(8)
10.18	Lease Agreement for a Gamma Knife Unit dated as of October 29, 1996 between Methodist Healthcare Systems of San Antonio, Ltd., dba Southwest Texas Methodist Hospital and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(8)
10.19	Lease agreement for a Gamma Knife Unit dated as of April 10, 1997 between Yale-New Haven Ambulatory Services Corporation and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(8)
10.20	Lease Agreement for a Gamma Knife Unit dated as of June 1, 1999 between GK Financing, LLC and Kettering Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(9)
10.21	Addendum to Contract with GKF and KMC/WKNI, dated June 1, 1999 between GK Financing, LLC and Kettering Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(9)
10.22	Lease Agreement for a Gamma Knife Unit dated as of October 5, 1999 between GK Financing, LLC and New England Medical Center Hospitals, Inc. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(9)
10.23	Equipment Lease Agreement dated as of October 29, 1999 between GK Financing, LLC and the Board of Trustees of the University of Arkansas on behalf of The University of Arkansas for Medical Sciences. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(9)
10.24	First Amendment to Lease Agreement for a Gamma Knife Unit effective as of August 2, 2000 between GK Financing, LLC and Tenet HealthSystems Hospitals, Inc. (formerly known as NME Hospitals, Inc.) dba USC University Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(9)
10.25	Addendum Two, dated as of October 1, 2000, to Lease Agreement for a Gamma Knife Unit dated as of October 31, 1996 between Hoag Memorial Hospital Presbyterian and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(10)

Exhibit
Number:	Description:

10.26	Lease Agreement for a Gamma Knife Unit dated as of May 28, 2000 between Froedtert Memorial Lutheran Hospital and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(10)
10.27	Addendum dated June 24, 2000 to Lease Agreement for a Gamma Knife Unit dated as of May 28, 2000 between Froedtert Memorial Lutheran Hospital and GK Financing, LLC.(10)
10.28	Amendment dated July 12, 2000 to Lease Agreement for a Gamma Knife Unit dated May 28, 2000 between Froedtert Memorial Lutheran Hospital and GK Financing, LLC.(10)
10.29	Amendment dated August 24, 2000 to Lease Agreement for a Gamma Knife Unit dated May 28, 2000 between Froedtert Memorial Lutheran Hospital and GK Financing, LLC.(10)
10.30	Lease Agreement for a Gamma Knife Unit dated as of December 11, 1996 between The Community Hospital Group, Inc. dba JFK Medical Center and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(11)
10.31	Lease Agreement for a Gamma Knife Unit dated as of June 3, 1999 between GK Financing, LLC and Sunrise Hospital and Medical Center, LLC dba Sunrise Hospital and Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(12)
10.32	Addendum to Lease Agreement for a Gamma Knife Unit dated as of June 3, 1999 between GK Financing, LLC and Sunrise Hospital and Medical Center, LLC dba Sunrise Hospital and Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(12)
10.33	Lease Agreement for a Gamma Knife Unit dated as of November 1, 1999 between GK Financing, LLC and Jackson HMA, Inc. dba Central Mississippi Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(13)
10.34	Addendum to Lease Agreement for a Gamma Knife Unit dated as of November 1, 1999 between GK Financing, LLC and Jackson HMA, Inc. dba Central Mississippi Medical Center.(13)
10.35	Lease Agreement for a Gamma Knife Unit dated as of February 18, 2000 between GK Financing, LLC and OSF HealthCare System. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(13)
10.36	American Shared Hospital Services 2001 Stock Option Plan.(14)
10.37	Amendment Number Three to Lease Agreement for a Gamma Knife Unit dated as of June 22, 2001 between GK Financing, LLC and The Regents of the University of California. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(15)
10.38	Addendum Three to Lease Agreement for a Gamma Knife Unit dated as of October 1, 2000 between GK Financing, LLC and Hoag Memorial Hospital Presbyterian. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(15)

Exhibit
Number:	Description:

10.39	Lease Agreement for a Gamma Knife Unit dated as of July 18, 2001 between GK Financing, LLC and Bayfront Medical Center, Inc.. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(16)
10.40	Lease Agreement for a Gamma Knife Unit dated as of September 13, 2001 between GK Financing, LLC and Mercy Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(17)
10.41	Addendum Number One to Contract with GKF and Mercy Medical Center, dated September 13, 2001 between GK Financing, LLC and Mercy Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(17)
10.42	Lease Agreement for a Gamma Knife Unit dated as of May 22, 2002 between GK Financing, LLC and The Johns Hopkins Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(18)
10.43	Lease Agreement for a Gamma Knife Unit dated as of July 11, 2002 between GK Financing, LLC and Southern Baptist Hospital of Florida, Inc. D/B/A Baptist Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(19)
10.44	Lease Agreement for a Gamma Knife Unit dated as of February 13, 2003 between GK Financing, LLC and AHS Albuquerque Regional Medical Center LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(20)
21.	Subsidiaries of American Shared Hospital Services.
31.	Rule 13a-14(a)/15d-14(a) Certifications.
32.	Section 1350 Certifications (furnished and not to be considered filed as part of the Form 10-K).

(1)	These documents were filed as Exhibits 2.1 and 10.13b, respectively, to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, which is incorporated herein by this reference.

(2)	This document was filed as Exhibit 3.1 to registrant’s Registration Statement on Form S-2 (Registration No. 33-23416), which is incorporated herein by this reference.

(3)	These documents were filed as Exhibits 3.2, 4.6 and 4.8, respectively, to registrant’s Registration Statement on Form S-1 (Registration No. 33-63721) filed on October 26, 1995, which is incorporated herein by this reference.

(4)	These documents were filed as Exhibits 10.24 and 10.35 respectively, to registrant’s Registration Statement on Form S-2 (Registration No. 33-23416), which is incorporated herein by this reference.

(5)	This document was filed as Exhibit A to registrant’s Proxy Statement, filed on August 31, 1995, which is incorporated herein by this reference.

(6)	This document was filed as Exhibit B to registrant’s Proxy Statement, filed on August 31, 1995, which is incorporated herein by this reference.

(7)	These documents were filed as Exhibits 4.14 and 10.13, respectively, to the registrant’s Pre-Effective Amendment No. 1 to registrant’s Registration Statement on Form S-1 (Registration No. 33-63721) filed on March 29, 1996, which is incorporated herein by this reference.

(8)	These documents were filed as Exhibits 10.8, 10.9, 10.10, 10.11a, 10.11c, 10.11d, 10.12, 10.14, 10.15, 10.16, 10.17, 10.18 and 10.19, respectively, to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, which is incorporated herein by this reference.

(9)	These documents were filed as Exhibits 10.20, 10.21, 10.22, 10.23, and 10.24, respectively, to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, which is incorporated herein by this reference.

(10)	These documents were filed as Exhibits 10.25, 10.26, 10.27, 10.28 and 10.29, respectively, to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, which is incorporated herein by this reference.

(11)	This document was filed as Exhibit 10.30 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, which is incorporated herein by this reference.

(12)	These documents were filed as Exhibits 10.31 and 10.32, respectively, to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, which is incorporated herein by this reference.

(13)	These documents were filed as Exhibits 10.33, 10.34 and 10.35, respectively, to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, which is incorporated herein by this reference.

(14)	This document was filed as Exhibit 10.36 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, which is incorporated herein by this reference.

(15)	These documents were filed as Exhibits 10.37 and 10.38 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, which is incorporated herein by this reference.

(16)	This document was filed as Exhibit 10.39 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, which is incorporated herein by this reference.

(17)	These documents were filed as Exhibit 10.40 and 10.41 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, which is incorporated herein by this reference.

(18)	This document was filed as Exhibit 10.42 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, which is incorporated herein by this reference.

(19)	This document was filed as Exhibit 10.43 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, which is incorporated herein by this reference.

(20)	This document was filed as Exhibit 10.44 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, which is incorporated herein by this reference.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SHARED HOSPITAL SERVICES
(Registrant)

By:	/s/ ERNEST A. BATES

Ernest A. Bates
Chairman of the Board and
Chief Executive Officer

Date: April 29, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ERNEST A. BATES Ernest A. Bates	Chairman of the Board and Chief Executive Officer	April 29, 2004

/s/ WILLIE R. BARNES Willie R. Barnes	Director and Secretary	April 29, 2004

/s/ JOHN F. RUFFLE John F. Ruffle	Director	April 29, 2004

/s/ STANLEY S. TROTMAN, JR. Stanley S. Trotman, Jr.	Director	April 29, 2004

/s/ CRAIG K. TAGAWA Craig K. Tagawa	Chief Operating Officer and Chief Financial Officer (Principal Accounting Officer)	April 29, 2004

EXHIBIT INDEX

Exhibit
Number:	Description:

2.1	Securities Purchase Agreement, dated as of March 12, 1999, by and among Alliance Imaging, Inc.; Embarcadero Holding Corp. I; Embarcadero Holding Corp. II; American Shared Hospital Services; and MMRI, Inc.(1)
3.1	Articles of Incorporation of the Company, as amended.(2)
3.2	By-laws of the Company, as amended.(3)
4.6	Form of Common Stock Purchase Warrant of American Shared Hospital Services.(3)
4.8	Registration Rights Agreement, dated as of May 17, 1995, by and among American Shared Hospital Services, the Holders referred to in the Note Purchase Agreement, dated as of May 12, 1995 and General Electric Company, acting through GE Medical Systems.(3)
10.1	The Company’s 1984 Stock Option Plan, as amended.(4)
10.2	The Company’s 1995 Stock Option Plan, as amended.(5)
10.3	Form of Indemnification Agreement between American Shared Hospital Services and members of its Board of Directors.(4)
10.4	Ernest A. Bates Stock Option Agreement dated as of August 15, 1995.(6)
10.5	Operating Agreement for GK Financing, LLC, dated as of October 17, 1995.(3)
10.6	Amendments dated as of October 26, 1995 and as of December 20, 1995 to the GK Financing, LLC Operating Agreement, dated as of October 17, 1995.(7)
10.7	Amendment dated as of October 16, 1996 to the GK Financing, LLC Operating Agreement, dated as of October 17, 1995.(1)
10.8	Amendment dated as of March 31, 1999 (“Fourth Amendment”) to the GK Financing, LLC Operating Agreement dated as of October 17, 1995.(8)
10.9	Amendment dated as of March 31, 1999 (“Fifth Amendment”) to the GK Financing, LLC Operating Agreement dated as of October 17, 1995.(8)
10.10	Amendment dated as of June 5, 1999 to the GK Financing, LLC Operating Agreement dated as of October 17, 1995.(8)
10.11a	Assignment and Assumption Agreement, dated as of December 31, 1995, between American Shared Radiosurgery Services (assignor) and GK Financing, LLC (assignee).(8)
10.11b	Assignment and Assumption Agreement, dated as of November 1, 1995, between American Shared Hospital Services (assignor) and American Shared Radiosurgery Services (assignee).(4)
10.11c	Amendment Number One dated as of August 1, 1995 to the Lease Agreement for a Gamma Knife Unit between The Regents of the University of California and American Shared Hospital Services. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(8)
10.11d	Lease Agreement dated as of July 3, 1990 for a Gamma Knife Unit between American Shared Hospital Services and The Regents of the University of California. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(8)
10.12	Amendment Number Two dated as of February 6, 1999 to the Lease Agreement for a Gamma Knife Unit between UCSF-Stanford Health Care and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(8)
10.13	Assignment and Assumption Agreement, dated as of February 3, 1996, between American Shared Radiosurgery Services (assignor) and GK Financing, LLC (assignee).(4)

Exhibit
Number:	Description:

10.14	Lease Agreement for a Gamma Knife Unit dated as of April 6, 1994, between Ernest A. Bates, M.D. and NME Hospitals, Inc. dba USC University Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(8)
10.15	Assignment and Assumption and Agreement dated as of February 1, 1996 between Ernest A. Bates, M.D. and GK Financing, LLC with respect to the Lease Agreement for a Gamma Knife dated as of April 6, 1994 between Ernest A. Bates, M.D. and NME Hospitals, Inc. dba USC University Hospital.(8)
10.16	Lease Agreement for a Gamma Knife Unit dated as of October 31, 1996 between Hoag Memorial Hospital Presbyterian and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(8)
10.17	Addendum to Lease Agreement for a Gamma Knife Unit dated as of December 1, 1999 between Hoag Memorial Hospital Presbyterian and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(8)
10.18	Lease Agreement for a Gamma Knife Unit dated as of October 29, 1996 between Methodist Healthcare Systems of San Antonio, Ltd., dba Southwest Texas Methodist Hospital and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(8)
10.19	Lease agreement for a Gamma Knife Unit dated as of April 10, 1997 between Yale-New Haven Ambulatory Services Corporation and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(8)
10.20	Lease Agreement for a Gamma Knife Unit dated as of June 1, 1999 between GK Financing, LLC and Kettering Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(9)
10.21	Addendum to Contract with GKF and KMC/WKNI, dated June 1, 1999 between GK Financing, LLC and Kettering Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(9)
10.22	Lease Agreement for a Gamma Knife Unit dated as of October 5, 1999 between GK Financing, LLC and New England Medical Center Hospitals, Inc. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(9)
10.23	Equipment Lease Agreement dated as of October 29, 1999 between GK Financing, LLC and the Board of Trustees of the University of Arkansas on behalf of The University of Arkansas for Medical Sciences. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(9)

Exhibit
Number:	Description:

10.24	First Amendment to Lease Agreement for a Gamma Knife Unit effective as of August 2, 2000 between GK Financing, LLC and Tenet HealthSystems Hospitals, Inc. (formerly known as NME Hospitals, Inc.) dba USC University Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(9)
10.25	Addendum Two, dated as of October 1, 2000, to Lease Agreement for a Gamma Knife Unit dated as of October 31, 1996 between Hoag Memorial Hospital Presbyterian and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(10)
10.26	Lease Agreement for a Gamma Knife Unit dated as of May 28, 2000 between Froedtert Memorial Lutheran Hospital and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(10)
10.27	Addendum dated June 24, 2000 to Lease Agreement for a Gamma Knife Unit dated as of May 28, 2000 between Froedtert Memorial Lutheran Hospital and GK Financing, LLC.(10)
10.28	Amendment dated July 12, 2000 to Lease Agreement for a Gamma Knife Unit dated May 28, 2000 between Froedtert Memorial Lutheran Hospital and GK Financing, LLC.(10)
10.29	Amendment dated August 24, 2000 to Lease Agreement for a Gamma Knife Unit dated May 28, 2000 between Froedtert Memorial Lutheran Hospital and GK Financing, LLC.(10)
10.30	Lease Agreement for a Gamma Knife Unit dated as of December 11, 1996 between The Community Hospital Group, Inc. dba JFK Medical Center and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(11)
10.31	Lease Agreement for a Gamma Knife Unit dated as of June 3, 1999 between GK Financing, LLC and Sunrise Hospital and Medical Center, LLC dba Sunrise Hospital and Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(12)
10.32	Addendum to Lease Agreement for a Gamma Knife Unit dated as of June 3, 1999 between GK Financing, LLC and Sunrise Hospital and Medical Center, LLC dba Sunrise Hospital and Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(12)
10.33	Lease Agreement for a Gamma Knife Unit dated as of November 1, 1999 between GK Financing, LLC and Jackson HMA, Inc. dba Central Mississippi Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(13)
10.34	Addendum to Lease Agreement for a Gamma Knife Unit dated as of November 1, 1999 between GK Financing, LLC and Jackson HMA, Inc. dba Central Mississippi Medical Center.(13)
10.35	Lease Agreement for a Gamma Knife Unit dated as of February 18, 2000 between GK Financing, LLC and OSF HealthCare System. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(13)
10.36	American Shared Hospital Services 2001 Stock Option Plan.(14)

Exhibit
Number:	Description:

10.37	Amendment Number Three to Lease Agreement for a Gamma Knife Unit dated as of June 22, 2001 between GK Financing, LLC and The Regents of the University of California. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(15)
10.38	Addendum Three to Lease Agreement for a Gamma Knife Unit dated as of October 1, 2000 between GK Financing, LLC and Hoag Memorial Hospital Presbyterian. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(15)
10.39	Lease Agreement for a Gamma Knife Unit dated as of July 18, 2001 between GK Financing, LLC and Bayfront Medical Center, Inc.. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(16)
10.40	Lease Agreement for a Gamma Knife Unit dated as of September 13, 2001 between GK Financing, LLC and Mercy Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(17)
10.41	Addendum Number One to Contract with GKF and Mercy Medical Center, dated September 13, 2001 between GK Financing, LLC and Mercy Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(17)
10.42	Lease Agreement for a Gamma Knife Unit dated as of May 22, 2002 between GK Financing, LLC and The Johns Hopkins Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(18)
10.43	Lease Agreement for a Gamma Knife Unit dated as of July 11, 2002 between GK Financing, LLC and Southern Baptist Hospital of Florida, Inc. D/B/A Baptist Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(19)
10.44	Lease Agreement for a Gamma Knife Unit dated as of February 13, 2003 between GK Financing, LLC and AHS Albuquerque Regional Medical Center LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(20)
21.	Subsidiaries of American Shared Hospital Services.
31.	Rule 13a-14(a)/15d-14(a) Certifications.
32.	Section 1350 Certifications (furnished and not to be considered filed as part of the Form 10-K).

(1)	These documents were filed as Exhibits 2.1 and 10.13b, respectively, to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, which is incorporated herein by this reference.

(2)	This document was filed as Exhibit 3.1 to registrant’s Registration Statement on Form S-2 (Registration No. 33-23416), which is incorporated herein by this reference.

(3)	These documents were filed as Exhibits 3.2, 4.6 and 4.8, respectively, to registrant’s Registration Statement on Form S-1 (Registration No. 33-63721) filed on October 26, 1995, which is incorporated herein by this reference.

(4)	These documents were filed as Exhibits 10.24 and 10.35 respectively, to registrant’s Registration Statement on Form S-2 (Registration No. 33-23416), which is incorporated herein by this reference.

(5)	This document was filed as Exhibit A to registrant’s Proxy Statement, filed on August 31, 1995, which is incorporated herein by this reference.

(6)	This document was filed as Exhibit B to registrant’s Proxy Statement, filed on August 31, 1995, which is incorporated herein by this reference.

(7)	These documents were filed as Exhibits 4.14 and 10.13, respectively, to the registrant’s Pre-Effective Amendment No. 1 to registrant’s Registration Statement on Form S-1 (Registration No. 33-63721) filed on March 29, 1996, which is incorporated herein by this reference.

(8)	These documents were filed as Exhibits 10.8, 10.9, 10.10, 10.11a, 10.11c, 10.11d, 10.12, 10.14, 10.15, 10.16, 10.17, 10.18 and 10.19, respectively, to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, which is incorporated herein by this reference.

(9)	These documents were filed as Exhibits 10.20, 10.21, 10.22, 10.23, and 10.24, respectively, to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, which is incorporated herein by this reference.

(10)	These documents were filed as Exhibits 10.25, 10.26, 10.27, 10.28 and 10.29, respectively, to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, which is incorporated herein by this reference.

(11)	This document was filed as Exhibit 10.30 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, which is incorporated herein by this reference.

(12)	These documents were filed as Exhibits 10.31 and 10.32, respectively, to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, which is incorporated herein by this reference.

(13)	These documents were filed as Exhibits 10.33, 10.34 and 10.35, respectively, to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, which is incorporated herein by this reference.

(14)	This document was filed as Exhibit 10.36 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, which is incorporated herein by this reference.

(15)	These documents were filed as Exhibits 10.37 and 10.38 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, which is incorporated herein by this reference.

(16)	This document was filed as Exhibit 10.39 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, which is incorporated herein by this reference.

(17)	These documents were filed as Exhibit 10.40 and 10.41 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, which is incorporated herein by this reference.

(18)	This document was filed as Exhibit 10.42 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, which is incorporated herein by this reference.

(19)	This document was filed as Exhibit 10.43 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, which is incorporated herein by this reference.

(20)	This document was filed as Exhibit 10.44 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, which is incorporated herein by this reference.