Form 10-Q
period 2004-03-31
AMERICAN SHARED HOSPITAL SERVICES
filed 2004-05-14
CIK 744825

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 3, 2004, there are outstanding 3,950,173 shares of the Registrant’s common stock.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
ASSETS	Mar. 31, 2004	Dec. 31, 2003
Current assets:
Cash and cash equivalents	$10,062,000	$10,312,000
Restricted cash	50,000	50,000
Accounts receivable, net of allowance for doubtful accounts of $170,000 in 2004 and $170,000 in 2003	2,431,000	2,467,000
Prepaid expenses and other assets	620,000	473,000

Total current assets	13,163,000	13,302,000
Property and equipment:
Medical equipment and facilities	46,839,000	46,072,000
Office equipment	452,000	430,000
Deposits and construction in progress	850,000	1,463,000

	48,141,000	47,965,000
Accumulated depreciation and amortization	(16,328,000)	(15,137,000)

Net property & equipment	31,813,000	32,828,000
Other assets	167,000	174,000

Total assets	$45,143,000	$46,304,000

LIABILITIES AND	(unaudited)	(audited)
SHAREHOLDERS’ EQUITY	Mar. 31, 2004	Dec. 31, 2003
Current liabilities:
Accounts payable	$224,000	$371,000
Accrued interest	158,000	145,000
Employee compensation and benefits	128,000	126,000
Other accrued liabilities	654,000	539,000
Income taxes payable	50,000	50,000
Current portion of long-term debt	6,873,000	6,803,000

Total current liabilities	8,087,000	8,034,000
Long-term debt, less current portion	18,353,000	20,114,000
Deferred income taxes	1,197,000	1,096,000
Minority interest	1,944,000	1,731,000
Shareholders’ equity:
Common stock, without par value:
authorized shares - 10,000,000; issued & outstanding shares, 3,950,173 in 2004 and 3,918,203 in 2003	9,210,000	9,198,000
Additional paid-in capital	3,469,000	3,461,000
Retained earnings	2,883,000	2,670,000

Total shareholders’ equity	15,562,000	15,329,000

Total liabilities and shareholders’ equity	$45,143,000	$46,304,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months ended March 31,
	2004	2003
Revenues:
Medical services	$4,229,000	$3,669,000
Costs and expenses:
Costs of operations:
Maintenance and supplies	203,000	145,000
Depreciation and amortization	1,178,000	940,000
Other direct operating costs	653,000	450,000

	2,034,000	1,535,000
Selling and administrative	766,000	826,000
Interest	612,000	581,000

Total costs and expenses	3,412,000	2,942,000

Operating income	817,000	727,000
Interest and other income	23,000	44,000
Minority interest	(251,000)	(238,000)

Income before income taxes	589,000	533,000
Income tax expense	219,000	197,000

Net income	$370,000	$336,000

Net income per share:
Earnings per common share — basic	$0.09	$0.09

Earnings per common share — assuming dilution	$0.07	$0.07

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months ended March 31,
	2004	2003
Operating activities:
Net income	$370,000	$336,000
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	1,198,000	961,000
Deferred income taxes	153,000	197,000
Minority interest in consolidated subsidiaries	251,000	238,000
Changes in operating assets and liabilities:
Receivables	36,000	313,000
Prepaid expenses and other assets	(147,000)	89,000
Accounts payable and accrued liabilities	(17,000)	18,000

Net cash from operating activities	1,844,000	2,152,000
Investing activities:
Purchase of property and equipment (net of financing)	(176,000)	811,000

Net cash from investing activities	(176,000)	811,000
Financing activities:
Payment of dividends	(157,000)	0
Payment received for exercise of options	13,000	24,000
Distribution to minority owners	(38,000)	(265,000)
Payment for repurchase of stock	(45,000)	0
Principal payments on long-term debt and capitalized leases	(1,691,000)	(1,305,000)

Net cash from financing activities	(1,918,000)	(1,546,000)

Net change in cash and cash equivalents	(250,000)	1,417,000
Cash and cash equivalents at beginning of period	10,312,000	9,924,000

Cash and cash equivalents at end of period	$10,062,000	$11,341,000

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$599,000	$576,000

Income taxes	$66,000	$19,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly American Shared Hospital Services’ consolidated financial position as of March 31, 2004 and the results of its operations for the three month periods ended March 31, 2004 and 2003, which results are not necessarily indicative of results on an annualized basis. Consolidated balance sheet amounts as of December 31, 2003 have been derived from audited financial statements.

     These unaudited consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2003 included in the Company’s 10-K filed with the Securities and Exchange Commission.

     These financial statements include the accounts of American Shared Hospital Services (the “Company”) and its wholly-owned subsidiaries: OR21, Inc. (“OR21”); MedLeader.com, Inc. (“MedLeader”); American Shared Radiosurgery Services (“ASRS”); and ASRS majority-owned subsidiary, GK Financing, LLC (“GK Financing”).

     The Company through its majority-owned subsidiary, GK Financing, provided Gamma Knife units to seventeen medical centers as of March 31, 2004 in Arkansas, California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Mississippi, Nevada, New Jersey, New Mexico, New York, Ohio, Texas and Wisconsin.

     All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2. Per Share Amounts

     Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding. For the three months ended March 31, 2004 basic earnings per share was computed using 3,923,000 common shares and diluted earnings per share was computed using 5,104,000 common shares and equivalents. For the three months ended March 31, 2003 basic earnings per share was computed using 3,787,000 common shares and diluted earnings per share was computed using 5,070,000 common shares and equivalents.

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

	Quarter Ended March 31
	2004	2003
Net income, as reported	$370,000	$336,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0	0
Pro forma net income	$370,000	$336,000
Earnings per share:
Basic-as reported	$0.09	$0.09
Basic-pro forma	$0.09	$0.09
Diluted-as reported	$0.07	$0.07
Diluted-pro forma	$0.07	$0.07

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This quarterly report to the Securities and Exchange Commission may be deemed to contain certain forward-looking statements with respect to the financial condition, results of operations and future plans of American Shared Hospital Services, which involve risks and uncertainties including, but not limited to, the risks of the Gamma Knife business and the risks of developing its IMRT and The Operating Room for the 21st Century® programs. Further information on potential factors that could affect the financial condition, results of operations and future plans of American Shared Hospital Services is included in the filings of the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K and 10-K/A for the year ended December 31, 2003 and the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 17, 2004.

     Medical services revenues increased $560,000 to $4,229,000 for the three month period ended March 31, 2004 from $3,669,000 for the three month period ended March 31, 2003. The increase is primarily due to the addition of three new Gamma Knife units that commenced operation during 2003. This increase was partially offset by reduced revenue at two existing units that were affected by the death and sabbatical of key neurosurgeons at those locations. As a result, revenue at Gamma Knife centers in operation for longer than one year decreased by 9% in first quarter 2004 compared to first quarter 2003. The Company had seventeen Gamma Knife units in operation at March 31, 2004 compared to fifteen at March 31, 2003. Thirteen of the Company’s customers are under fee-per-use contracts, and four customers are under revenue sharing agreements (“retail”). For retail units the Company receives all or a percentage of the reimbursement (exclusive of physician fees) received by the customer, and is responsible for all or a percentage of the operating expenses of the Gamma Knife.

     The number of Gamma Knife procedures increased by 73 to 563 in first quarter 2004 from 490 in the same quarter in the prior year. This increase was due to the addition of three new Gamma Knife units that commenced operation during 2003, and, excluding the two units mentioned above, a 5% increase in treatments for Gamma Knife units in operation more than one year compared to first quarter 2003. Including the two units, procedures decreased by 4% at Gamma Knife units in operation more than one year.

     Total costs of operations increased $499,000 to $2,034,000 for the three month period ended March 31, 2004 from $1,535,000 for the three month period ended March 31, 2003. Maintenance and supplies increased by $58,000 for the three month period ended March 31, 2004 compared to the same period in the prior year, primarily due to an increase in the number of Gamma Knife units covered under maintenance contract. There were fourteen Gamma Knife units covered under maintenance contract as of March 31, 2004 compared to twelve as of March 31, 2003. Depreciation and amortization increased by $238,000 for the three month period ended March 31, 2004 compared to the same period in the prior year due to the addition of three new Gamma Knife units. Other direct operating costs increased $203,000 for the three month period ended March 31, 2004 compared to the same period in the prior year primarily due to an increase in marketing and promotion costs, operating costs related to the addition of a new retail site in 2003, and incremental costs for insurance and property taxes due to additional Gamma Knife units.

     Selling and administrative costs decreased by $60,000 to $766,000 for the three month period ended March 31, 2004 from $826,000 for the three month period ended March 31, 2003. This decrease was primarily due to decreased payroll costs relating to the termination of a sales position in second quarter and a marketing position in third quarter 2003. The sales position was filled in late first quarter 2004. In addition, in first quarter 2003 there was a write-off of approximately $58,000 in previously deferred costs relating to the future placement of a Gamma Knife unit in Brazil.

     Interest expense increased by $31,000 to $612,000 for the three month period ended March 31, 2004 from $581,000 for the three month period ended March 31, 2003 primarily due to additional interest expense relating to the financing of the three new Gamma Knife units in 2003, which offset declining interest expense on the more mature units. The mature units have lower interest expense because interest expense decreases as the outstanding principal balance of each loan is reduced.

     Interest and other income decreased by $21,000 to $23,000 for the three month period ended March 31, 2004 from $44,000 for the three month period ended March 31, 2003 primarily due to interest income of approximately $17,000 in first quarter 2003 relating to a state sales/use tax refund.

     Minority interest increased by $13,000 to $251,000 for the three month period ended March 31, 2004 from $238,000 for the three month period ended March 31, 2003 due to increased profitability of GK Financing. Minority interest represents the 19% interest of GK Financing owned by a third party.

     Income tax expense increased by $22,000 to $219,000 in the first quarter 2004 compared to $197,000 in the first quarter 2003. The increase was due to increased profitability. The Company recorded a 40% income tax provision in both first quarter 2004 and first quarter 2003, and both quarters were reduced to an effective income tax rate of approximately 37% due to income tax benefits of $16,000 in each quarter that were recorded for the exercise of 25,000 previously expensed options. These income tax benefits are the result of compensation expense that was recognized when the options were granted in 1995.

     The Company had net income of $370,000 ($0.07 per diluted share) for the three month period ended March 31, 2004 compared to net income of $336,000 ($0.07 per diluted share) in the same period in the prior year. The increase was primarily due to the addition of the three new Gamma Knife units during 2003 and lower selling and administrative costs.

Liquidity and Capital Resources

     The Company had cash and cash equivalents of $10,062,000 at March 31, 2004 compared to $10,312,000 at December 31, 2003. The Company’s cash position decreased by $250,000 primarily due to capital expenditures of $176,000 and payment of shareholder dividends of $157,000.

     During first quarter 2004, the Company paid quarterly dividends of $157,000, or $0.04 per share, that had been declared in fourth quarter 2003. On February 12, 2004 the Company declared a quarterly dividend of $0.04 per share to shareholders of record on April 2, 2004, which resulted in a reduction in retained earnings of $157,000 in first quarter 2004. The dividends are payable to shareholders on April 16, 2004.

     The Company as of March 31, 2004 had shareholders’ equity of $15,562,000, working capital of $5,076,000 and total assets of approximately $45,143,000.

     The Company has scheduled interest and principal payments under its debt obligations of approximately $8,862,000 during the next 12 months. The Company believes that its cash flow from operations and cash resources are adequate to meet its scheduled debt obligations during the next 12 months.

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

AMERICAN SHARED HOSPITAL SERVICES Registrant

Date: May 14, 2004	/s/ Ernest A. Bates, M.D.

Ernest A. Bates, M.D. Chairman of the Board and Chief Executive Officer Duly Authorized Officer and Principal Executive Officer

Date: May 14, 2004	/s/ Craig K. Tagawa

Craig K. Tagawa Senior Vice President Chief Operating and Financial Officer Duly Authorized Officer and Principal Executive Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.