Form 10-Q
period 2004-06-30
AMERICAN SHARED HOSPITAL SERVICES
filed 2004-08-13
CIK 744825

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004 or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Securities Exchange Act Rule 12b-2). Yes ☐ No ☑

As of July 30, 2004, there are outstanding 4,025,173 shares of the Registrant’s common stock.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
ASSETS	June 30, 2004	December 31, 2003
Current assets:
Cash and cash equivalents	$9,344,000	$10,312,000
Restricted cash	50,000	50,000
Accounts receivable, net of allowance for for doubtful accounts of $170,000 in 2004 and $120,000 in 2003	2,554,000	2,467,000
Prepaid expenses and other assets	572,000	473,000

Total current assets	12,520,000	13,302,000
Property and equipment:
Medical equipment and facilities	46,885,000	46,072,000
Office equipment	485,000	430,000
Deposits and construction in progress	1,872,000	1,463,000

	49,242,000	47,965,000
Accumulated depreciation and amortization	(17,523,000)	(15,137,000)

Net property & equipment	31,719,000	32,828,000
Other assets	160,000	174,000

Total assets	$44,399,000	$46,304,000

LIABILITIES AND	(unaudited)	(audited)
SHAREHOLDERS’ EQUITY	June 30, 2004	December 31, 2003
Current liabilities:
Accounts payable	$220,000	$371,000
Accrued interest	35,000	145,000
Employee compensation and benefits	235,000	126,000
Other accrued liabilities	755,000	539,000
Income taxes payable	50,000	50,000
Current portion of long-term debt	6,764,000	6,803,000

Total current liabilities	8,059,000	8,034,000
Long-term debt, less current portion	17,106,000	20,114,000
Deferred income taxes	1,221,000	1,096,000
Minority interest	2,114,000	1,731,000
Shareholders’ equity:
Common stock, without par value:
authorized shares - 10,000,000; issued & outstanding shares, 4,025,173 in 2004 and 3,918,203 in 2003	9,210,000	9,198,000
Additional paid-in capital	3,589,000	3,461,000
Retained earnings	3,100,000	2,670,000

Total shareholders’ equity	15,899,000	15,329,000

Total liabilities and shareholders’ equity	$44,399,000	$46,304,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
Revenue:
Medical services	$4,114,000	$4,105,000	$8,343,000	$7,774,000
Costs and expenses:
Costs of operations:
Maintenance and supplies	219,000	166,000	422,000	311,000
Depreciation and amortization	1,178,000	1,036,000	2,356,000	1,976,000
Other	599,000	681,000	1,252,000	1,131,000

	1,996,000	1,883,000	4,030,000	3,418,000
Selling and administrative	762,000	839,000	1,528,000	1,665,000
Interest	562,000	671,000	1,174,000	1,252,000

Total costs and expenses	3,320,000	3,393,000	6,732,000	6,335,000

	794,000	712,000	1,611,000	1,439,000
Interest and other income	20,000	28,000	43,000	72,000
Minority interest	(246,000)	(237,000)	(497,000)	(475,000)

Income before income taxes	568,000	503,000	1,157,000	1,036,000
Income tax expense	179,000	169,000	398,000	366,000

Net income	$389,000	$334,000	$759,000	$670,000

Net income per share:
Earnings per common share — basic	$0.10	$0.09	$0.19	$0.18

Earnings per common share — assuming dilution	$0.08	$0.07	$0.15	$0.13

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months ended June 30,
	2004	2003
Operating activities:
Net income	$759,000	$670,000
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	2,399,000	2,020,000
Deferred income taxes	297,000	366,000
Minority interest in consolidated subsidiaries	497,000	475,000
Changes in operating assets and liabilities:
Receivables	(87,000)	(221,000)
Prepaid expenses and other assets	(99,000)	216,000
Accounts payable and accrued liabilities	50,000	132,000

Net cash from operating activities	3,816,000	3,658,000
Investing activities:
Purchase of property and equipment	(1,276,000)	(4,001,000)

Net cash from investing activities	(1,276,000)	(4,001,000)
Financing activities:
Payment of dividends	(314,000)	(454,000)
Payment received for exercise of stock options	12,000	24,000
Distribution to minority owners	(114,000)	(360,000)
Payment for repurchase of stock	(45,000)	0
Financing on purchase of property and equipment	775,000	4,913,000
Principal payments on long-term debt and capitalized leases	(3,822,000)	(2,672,000)

Net cash from financing activities	(3,508,000)	1,451,000

Net change in cash and cash equivalents	(968,000)	1,108,000
Cash and cash equivalents at beginning of period	10,312,000	9,924,000

Cash and cash equivalents at end of period	$9,344,000	$11,032,000

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest paid	$1,284,000	$1,263,000
Income taxes paid	$101,000	$39,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly American Shared Hospital Services’ consolidated financial position as of June 30, 2004 and the results of its operations for the three and six month periods ended June 30, 2004 and 2003, which results are not necessarily indicative of results on an annualized basis. Consolidated balance sheet amounts as of December 31, 2003 have been derived from audited financial statements.

      These unaudited consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2003 included in the Company’s 10-K and 10-KA filed with the Securities and Exchange Commission.

     These financial statements include the accounts of American Shared Hospital Services (the “Company”) and its wholly-owned subsidiaries: OR21, Inc. (“OR21”); MedLeader.com, Inc. (“MedLeader”); American Shared Radiosurgery Services (“ASRS”); and ASRS majority-owned subsidiary, GK Financing, LLC (“GK Financing”).

     The Company through its majority-owned subsidiary, GK Financing, provided Gamma Knife units to seventeen medical centers as of June 30, 2004 in Arkansas, California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Mississippi, Nevada, New Jersey, New Mexico, New York, Ohio, Texas and Wisconsin.

     All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2. Per Share Amounts

     Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding. For the three and six months ended June 30, 2004 basic earnings per share was computed using 3,958,000 and 3,941,000 common shares, respectively, and diluted earnings per share was computed using 5,062,000 and 5,083,000 common shares and equivalents, respectively. For the three and six months ended June 30, 2003 basic earnings per share was computed using 3,822,000 and 3,805,000 common shares, respectively, and diluted earnings per share was computed using 5,064,000 and 5,067,000 common shares and equivalents, respectively.

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

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Net income, as reported	$389,000	$334,000	$759,000	$670,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$0	($1,000)	$0	($1,000)
Pro forma net income	$389,000	$333,000	$759,000	$669,000
Earnings per share:
Basic-as reported	$0.10	$0.09	$0.19	$0.18
Basic-pro forma	$0.10	$0.09	$0.19	$0.18
Diluted-as reported	$0.08	$0.07	$0.15	$0.13
Diluted-pro forma	$0.08	$0.07	$0.15	$0.13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This quarterly report to the Securities and Exchange Commission may be deemed to contain certain forward-looking statements with respect to the financial condition, results of operations and future plans of American Shared Hospital Services, which involve risks and uncertainties including, but not limited to, the risks of the Gamma Knife business and the risks of developing its IMRT and The Operating Room for the 21st Century® programs. Further information on potential factors that could affect the financial condition, results of operations and future plans of American Shared Hospital Services is included in the filings of the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K and 10-KA for the year ended December 31, 2003, the Quarterly Report on Form 10-Q for the three months ended March 31, 2004 and the definitive Proxy Statement for the Annual Meeting of Shareholders held on June 17, 2004.

     Medical services revenue increased $9,000 and $569,000 to $4,114,000 and $8,343,000 for the three month and six month periods ended June 30, 2004, from $4,105,000 and $7,774,000 for the three and six month periods ended June 30, 2003, respectively. The increase for the three month period ended June 30, 2004 was due to revenue from two Gamma Knife centers that began operating during second and third quarters 2003, which was offset by a 20% decrease in revenue at Gamma Knife centers in operation more than one year. The revenue increase for the six month period was due to the inclusion of three additional Gamma Knife units that began operation during 2003, and was partially offset by a 15% revenue decrease at Gamma Knife centers in operation for longer than one year. The Company had 17 Gamma Knife units in operation at June 30, 2004 compared to 16 at June 30, 2003. Thirteen of the Company’s customers are under fee-per-use contracts, and four customers are under revenue sharing agreements (“retail”). For retail units the Company receives all or a percentage of the reimbursement (exclusive of physician fees) received by the customer, and is responsible for all or a percentage of the operating expenses of the Gamma Knife.

     The number of Gamma Knife procedures decreased by 9% to 513 and increased by 2% to 1,076 for the three and six month periods ended June 30, 2004 from 561 and 1051 for the three and six month periods ended June 30, 2003, respectively. Increases in procedures due to three new Gamma Knife units that began operation during 2003 were offset by decreases in procedures performed at Gamma Knife units in operation more than one year of 19% and 12% for the three and six month periods ended June 30, 2004, respectively. Staffing issues at one Gamma Knife center and the bi-annual Leksell Gamma Knife Users meeting that occurred during May 2004 contributed to the drop in both revenue and the number of procedures performed during second quarter 2004, compared to the same quarter in the prior year.

     Total costs of operations increased $113,000 and $612,000 to $1,996,000 and $4,030,000 for the three and six month periods ended June 30, 2004, from $1,883,000 and $3,418,000 for the three and six month periods ended June 30, 2003, respectively. Maintenance and supplies increased by $53,000 and $111,000 for the three and six month periods ended June 30, 2004 compared to the same periods in the prior year, primarily due to an increase in the number of Gamma Knife units covered under maintenance contract. There were 14 Gamma Knife units covered under maintenance contract as of June 30, 2004 compared to 13 as of June 30, 2003. Depreciation and amortization increased by $142,000 and $380,000 for the three and six month periods ended June 30, 2004 compared to the same periods in the prior year due to the inclusion of one new Gamma Knife unit that started during first quarter 2003, one new Gamma Knife unit that started during second quarter 2003, and one new Gamma Knife units that started during third quarter 2003. Other operating costs decreased $82,000 and increased $121,000 for the three and six month periods ended June 30, 2004 compared to the same periods in the prior year. For the three month period the decrease is primarily due to training costs in second quarter 2003 for the Company’s two new Gamma Knife centers and a reduction in operating expenses due to fewer procedures performed at the Company’s retail units. For the six month period, the increase is primarily due to an increase in marketing costs and property taxes, partially offset by a reduction in training costs.

     Selling and administrative costs decreased by $77,000 and $137,000 to $762,000 and $1,528,000 for the three and six month periods ended June 30, 2004 from $839,000 and $1,665,000 for the three and six month periods ended June 30, 2003, respectively. The decrease for the quarter was primarily due to a write-off in second quarter 2003 of approximately $58,000 for previously deferred costs relating to the future placement of a Gamma Knife unit in Brazil, which was reallocated to another location. For the year the decrease was due to lower payroll costs, a reduction in contributions and the write-off in second quarter 2003 of Brazil development costs, and were partially offset by an increase in business development costs.

     Interest expense decreased by $109,000 and $78,000 to $562,000 and $1,174,000 for the three and six month periods ended June 30, 2004 from $671,000 and $1,252,000 for the three and six month periods ended June 30, 2003, respectively. These decreases are primarily due to lower interest expense on the debt relating to the more mature Gamma Knife units, partially offset by additional interest expense on the financing of the three new Gamma Knife units that began operation during first, second and third quarters 2003. The mature units have lower interest expense because interest expense decreases as the outstanding principal balance of each loan is reduced.

     Interest and other income decreased by $8,000 and $29,000 to $20,000 and $43,000 for the three and six month periods ended June 30, 2004 from $28,000 and $72,000 for the three and six month periods ended June 30, 2003, respectively, primarily due to lower invested cash balances. For the six month period, the reduction is also due to interest income of approximately $17,000 in first quarter 2003 relating to a state sales/use tax refund.

     Minority interest increased by $9,000 and $22,000 to $246,000 and $497,000 for the three and six month periods ended June 30, 2004 from $237,000 and $475,000 for the three and six month periods ended June 30, 2003, respectively, due to increased profitability of GK Financing. Minority interest represents the 19% interest of GK Financing owned by a third party.

     Income tax expense increased by $10,000 and $32,000 to $179,000 and $398,000 for the three and six month periods ended June 30, 2004 compared to $169,000 and $366,000 for the three and six month periods ended June 30, 2003, respectively. The increase was due to increased profitability and a reduction in the effective income tax rate in 2004 compared to 2003. The Company recorded a 40% income tax provision in the three and six month periods ended June 30, in both 2004 and 2003. The effective income tax rate in second quarter 2004 was reduced to approximately 32% due to an income tax benefit of $49,000 that was recorded for the exercise of 75,000 previously expensed options. In second quarter 2003, the effective income tax rate was reduced to 34% due to an income tax benefit of $32,000 that was recorded for the exercise of 50,000 previously expensed options. For the six month period ended June 30, 2004, the effective income tax rate was reduced to 34% compared to 35% for the same period in the prior year. This is due to an income tax benefit on the exercise of previously expensed options of $65,000 (100,000 shares) compared to $48,000 (75,000 shares) in the prior year. These income tax benefits are the result of compensation expense that was recognized when the options were granted in 1995.

     The Company had net income of $389,000 ($0.08 per diluted share) and $759,000 ($0.15 per diluted share) for the three and six month periods ended June 30, 2004 compared to net income of $334,000 ($0.07 per diluted share) and $670,000 ($0.13 per diluted share) in the same period in the prior year. The increase for both the three and six month periods was primarily due to the addition of three new Gamma Knife units that began operation during 2003, lower selling and administrative costs and lower interest expense.

Liquidity and Capital Resources

     The Company had cash and cash equivalents of $9,344,000 at June 30, 2004 compared to $10,312,000 at December 31, 2003. The Company’s cash position decreased by $968,000 primarily due to the payment of dividends of $314,000, net capital expenditures of approximately $501,000 and the payment prior to month end of a large vendor invoice of approximately $555,000 that had historically been paid after the end of the month.

     During first and second quarters 2004 the Company paid quarterly dividends of $157,000 per quarter. In June 2004, the Company declared a quarterly dividend of $0.425 per share to shareholders of record on July 2, 2004, which resulted in a reduction in retained earnings of $171,000 in second quarter 2004. The dividends are payable to shareholders of record on July 16, 2004.

     The Company as of June 30, 2004 had shareholders’ equity of $15,899,000, working capital of $4,461,000 and total assets of approximately $44,399,000.

     The Company has scheduled interest and principal payments under its debt obligations of approximately $8,636,000 during the next 12 months. The Company believes that its cash flow from operations and cash resources are adequate to meet its scheduled debt obligations during the next 12 months.

     The Company’s primary lender for its Gamma Knife projects, DVI Financial Services Inc. (“DVI”), filed for Chapter 11 bankruptcy protection in August 2003. This will not materially affect the financing that has been committed to existing projects. The Company has secured alternative financing for its pending projects and continues to seek other financing options for future projects. Financing has been secured at lower interest rates than had historically been obtained from DVI, however certain debt covenants are more restrictive than required by DVI. In addition, DVI never required a parent company guarantee, but one alternative financing lender has required a parent guarantee on leasehold improvements.

     Through June 30, 2004 the Company invested its cash in an institutionally priced money market fund pending use in the Company’s operations. During July 2004 the Company converted its invested cash primarily to short to intermediate-term fixed income securities. The objective of the fixed income investments is to maximize current income while preserving principal value.

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

     None.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Securities Holders.
The Company’s Annual Meeting of Shareholders (“Meeting”) was held on June 17, 2004. There were present in person or by proxy at said Meeting shareholders voting 3,640,995 shares that represented 95.3% of the 3,818,203 shares outstanding and entitled to vote at the Meeting, which represented a quorum. At the meeting, the shareholders:

1)	Voted on the Election of Directors as follows:

Nominee	For	Abstained
Ernest A. Bates, M.D.	3,686,006	106,159
Ernest R. Bates	3,668,756	123,409
Olin C. Robison	3,768,496	23,669
John F. Ruffle	3,769,496	22,669
Stanley S. Trotman, Jr.	3,769,496	22,669

Dr. Bates, Mr. Bates, Mr. Robison, Mr. Ruffle and Mr. Trotman were elected to the Board of Directors.

2)	Voted on amending the 1995 and 2001 Stock Option Plans to allow the Company’s Chairman and Chief Executive Officer to participate. There were 1,109,913 for, 437,049 votes against and 515,788 votes abstained.

The amendments to the 1995 and 2001 Stock Option Plans were approved.

3)	Voted on the ratification of Moss Adams, LLP as the Company’s independent accountants for the year ending December 31, 2004. There were 3,751,393 votes for, 21,500 votes against and 19,271 votes abstained.

Moss Adams, LLP was ratified as the Company’s independent accountants for the year ending December 31, 2004.

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

AMERICAN SHARED HOSPITAL SERVICES
Registrant

Date: August 13, 2004	/s/ Ernest A. Bates
Ernest A. Bates, M.D.
Chairman of the Board and Chief Executive Officer

Date: August 13, 2004	/s/ Craig K. Tagawa
Craig K. Tagawa
Senior Vice President Chief Operating and Financial Officer

Exhibit Index

Exhibit Number	Description
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.