Form 10-Q
period 2004-09-30
AMERICAN SHARED HOSPITAL SERVICES
filed 2004-11-12
CIK 744825

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

________________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004 or

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

As of October 29, 2004, there are outstanding 4,755,173 shares of the Registrant’s common stock.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
ASSETS	9/30/2004	12/31/2003
Current assets:
Cash and cash equivalents	$9,512,000	$10,312,000
Restricted cash	50,000	50,000
Accounts receivable, net of allowance for for doubtful accounts of $170,000 in 2004 and $170,000 in 2003	3,081,000	2,467,000
Prepaid expenses and other assets	463,000	473,000

Total current assets	13,106,000	13,302,000
Property and equipment:
Medical equipment and facilities	49,221,000	46,072,000
Office equipment	492,000	430,000
Deposits and construction in progress	1,907,000	1,463,000

	51,620,000	47,965,000
Accumulated depreciation and amortization	(18,737,000)	(15,137,000)

Net property & equipment	32,883,000	32,828,000
Other assets	169,000	174,000

Total assets	$46,158,000	$46,304,000

LIABILITIES AND	(unaudited)	(audited)
SHAREHOLDERS' EQUITY	9/30/2004	12/31/2003
Current liabilities:
Accounts payable	$170,000	$371,000
Accrued interest	4,000	145,000
Employee compensation and benefits	228,000	126,000
Other accrued liabilities	927,000	539,000
Income taxes payable	50,000	50,000
Current portion of long-term debt	6,775,000	6,803,000

Total current liabilities	8,154,000	8,034,000
Long-term debt, less current portion	18,298,000	20,114,000
Deferred income taxes	189,000	1,096,000
Minority interest	2,191,000	1,731,000
Shareholders’ equity:
Common stock, without par value:
authorized shares - 10,000,000; issued & outstanding shares, 4,755,173 in 2004 and 3,918,203 in 2003	9,218,000	9,198,000
Additional paid-in capital	4,381,000	3,461,000
Retained earnings	3,727,000	2,670,000

Total shareholders’ equity	17,326,000	15,329,000

Total liabilities and shareholders’ equity	$46,158,000	$46,304,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months ended Sept. 30,		Nine Months ended Sept. 30,
	2004	2003	2004	2003
Revenue:
Medical services	$4,136,000	$4,011,000	$12,479,000	$11,785,000
Costs and expenses:
Costs of operations:
Maintenance and supplies	203,000	222,000	625,000	533,000
Depreciation and amortization	1,199,000	1,085,000	3,555,000	3,061,000
Other	504,000	588,000	1,756,000	1,719,000

Total costs of operations	1,906,000	1,895,000	5,936,000	5,313,000
Selling and administrative	817,000	702,000	2,345,000	2,367,000
Interest	553,000	656,000	1,727,000	1,908,000

Total costs and expenses	3,276,000	3,253,000	10,008,000	9,588,000

Operating income	860,000	758,000	2,471,000	2,197,000
Interest and other income	21,000	27,000	64,000	99,000
Minority interest	(267,000)	(224,000)	(764,000)	(699,000)

Income before income taxes	614,000	561,000	1,771,000	1,597,000
Income tax (benefit) expense	(226,000)	192,000	172,000	558,000

Net income	$840,000	$369,000	$1,599,000	$1,039,000

Net income per share:
Earnings per common share — basic	$0.18	$0.10	$0.38	$0.27

Earnings per common share — assuming dilution	$0.16	$0.07	$0.31	$0.20

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Nine Months ended Sept. 30,
	2004	2003
Operating activities:
Net income	$1,599,000	$1,039,000
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	3,621,000	3,130,000
Deferred income taxes	58,000	559,000
Minority interest in consolidated subsidiaries	764,000	699,000
Changes in operating assets and liabilities:
Receivables	(614,000)	(297,000)
Prepaid expenses and other assets	(6,000)	423,000
Accounts payable and accrued liabilities	91,000	88,000

Net cash from operating activities	5,513,000	5,641,000
Investing activities:
Purchase of property and equipment	(3,655,000)	(4,510,000)

Net cash from investing activities	(3,655,000)	(4,510,000)
Financing activities:
Payment of dividends	(485,000)	(454,000)
Payment received for exercise of stock options	20,000	25,000
Distribution to minority owners	(304,000)	(455,000)
Payment for repurchase of stock	(45,000)	(14,000)
Financing on purchase of property and equipment	3,790,000	4,913,000
Principal payments on long-term debt and capitalized leases	(5,634,000)	(4,188,000)

Net cash from financing activities	(2,658,000)	(173,000)

Net change in cash and cash equivalents	(800,000)	958,000
Cash and cash equivalents at beginning of period	10,312,000	9,924,000

Cash and cash equivalents at end of period	$9,512,000	$10,882,000

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest paid	$1,868,000	$1,938,000
Income taxes paid	$120,000	$81,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.   Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly American Shared Hospital Services’ consolidated financial position as of September 30, 2004 and the results of its operations for the three and nine month periods ended September 30, 2004 and 2003, which results are not necessarily indicative of results on an annualized basis. Consolidated balance sheet amounts as of December 31, 2003 have been derived from audited financial statements.

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

     The Company through its majority-owned subsidiary, GK Financing, provided Gamma Knife units to eighteen medical centers as of September 30, 2004 in Arkansas, California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Mississippi, Nevada, New Jersey, New Mexico, New York, Ohio, Pennsylvania, Texas and Wisconsin.

     All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2.   Per Share Amounts

     Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding. For the three and nine months ended September 30, 2004 basic earnings per share was computed using 4,755,000 and 4,214,000 common shares, respectively, and diluted earnings per share was computed using 5,119,000 and 5,097,000 common shares and equivalents, respectively. For the three and nine months ended September 30, 2003 basic earnings per share was computed using 3,871,000 and 3,827,000 common shares, respectively, and diluted earnings per share was computed using 5,081,000 and 5,072,000 common shares and equivalents, respectively. The increase in common shares used in the basic earnings per share calculation during 2004 is the result of stock options exercised, primarily in third quarter 2004. This is explained in more detail in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

	Three months ended Sept. 30		Nine Months Ended Sept. 30
	2004	2003	2004	2003
Net income, as reported	$840,000	$369,000	$1,599,000	$1,039,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$0	($1,000)	$0	($1,000)

Pro forma net income	$840,000	$368,000	$1,599,000	$1,038,000

Earnings per share:
Basic-as reported	$0.18	$0.10	$0.38	$0.27
Basic-pro forma	$0.18	$0.10	$0.38	$0.27
Diluted-as reported	$0.16	$0.07	$0.31	$0.20
Diluted-pro forma	$0.16	$0.07	$0.31	$0.20

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This quarterly report to the Securities and Exchange Commission may be deemed to contain certain forward-looking statements with respect to the financial condition, results of operations and future plans of American Shared Hospital Services, which involve risks and uncertainties including, but not limited to, the risks of the Gamma Knife business. Further information on potential factors that could affect the financial condition, results of operations and future plans of American Shared Hospital Services is included in the filings of the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K and 10-KA for the year ended December 31, 2003, the Quarterly Report on Form 10-Q for the periods ended March 31, 2004 and June 30, 2004 and the definitive Proxy Statement for the Annual Meeting of Shareholders held on June 17, 2004.

     Medical services revenue increased $125,000 and $694,000 to $4,136,000 and $12,479,000 for the three month and nine month periods ended September 30, 2004, from $4,011,000 and $11,785,000 for the three and nine month periods ended September 30, 2003, respectively. The increase in revenue for the three month period ended September 30, 2004 was due to the addition of one new Gamma Knife unit that began operating during third quarter 2004, and one Gamma Knife center that began operating during late third quarter 2003, which was offset during third quarter 2004 by a 10% decrease in revenue at Gamma Knife centers in operation more than one year. The revenue increase for the nine month period was due to the inclusion of one new Gamma Knife unit that began operating during 2004 and three Gamma

Knife units that began operation during 2003, and was partially offset by a 13% revenue decrease at Gamma Knife centers in operation for longer than one year. The Company had 18 Gamma Knife units in operation at September 30, 2004 compared to 17 at September 30, 2003. Fourteen of the Company’s customers are under fee-per-use contracts, and four customers are under revenue sharing agreements (“retail”). For retail units the Company receives all or a percentage of the reimbursement (exclusive of physician fees) received by the customer, and is responsible for all or a percentage of the operating expenses of the Gamma Knife.

     The number of Gamma Knife procedures increased by 8% to 552 and by 4% to 1,628 for the three and nine month periods ended September 30, 2004 from 510 and 1561 for the three and nine month periods ended September 30, 2003, respectively. The addition of one new Gamma Knife unit in 2004 and increases in procedures from three new Gamma Knife units that began operation during 2003 were offset during third quarter 2004 by decreases in procedures performed at Gamma Knife units in operation more than one year of 4% and 9% for the three and nine month periods ended September 30, 2004, respectively. The Company believes that the decrease in procedures performed at Gamma Knife units in operation more than one year is primarily due to personnel staffing issues at certain Gamma Knife sites and normal fluctuations in disease incidence and related factors.

     Total costs of operations increased $11,000 and $623,000 to $1,906,000 and $5,936,000 for the three and nine month periods ended September 30, 2004, from $1,895,000 and $5,313,000 for the three and nine month periods ended September 30, 2003, respectively. Maintenance and supplies decreased by $19,000 and increased by $92,000 for the three and nine month periods ended September 30, 2004 compared to the same periods in the prior year. The decrease for the three month period is primarily due to credits associated with the renewal of maintenance contracts on certain Gamma Knife units. The increase for the nine month period is primarily due to an increase in the number of Gamma Knife contracts covered under maintenance contract. There were 16 Gamma Knife units covered under maintenance contract as of September 30, 2004 compared to 14 as of September 30, 2003. Depreciation and amortization increased by $114,000 and $494,000 for the three and nine month periods ended September 30, 2004 compared to the same periods in the prior year due to the inclusion of one new Gamma Knife unit that started operating during third quarter 2004 and three new Gamma Knife units that started operating during 2003. Other operating costs decreased $84,000 and increased $37,000 for the three and nine month periods ended September 30, 2004 compared to the same periods in the prior year. For the three month period the decrease is due to a reduction in operating expenses in connection with the Company’s retail Gamma Knife units, primarily due to a reduced number of retail procedures performed. For the nine month period, the increase is primarily due to an increase in marketing related costs and property taxes, partially offset by a reduction in operating expenses related to the Company’s retail units.

     Selling and administrative costs increased by $115,000 and decreased by $22,000 to $817,000 and $2,345,000 for the three and nine month periods ended September 30, 2004 from $702,000 and $2,367,000 for the three and nine month periods ended September 30, 2003, respectively. The increase for the quarter was primarily due to increased payroll related costs and business development costs partially due to the addition of a Director of Sales during 2004. In addition, approximately $46,000 in employer paid payroll taxes were expensed during third quarter 2004 due to income earned by the Company’s Chairman and Chief Executive Officer upon his exercise of 730,000 options to purchase Company stock. For the year the decrease was primarily due to the write-off in second quarter 2003 of Brazil development costs and a reduction in contributions during 2004, and was partially offset by an increase in business development costs.

     Interest expense decreased by $103,000 and $181,000 to $553,000 and $1,727,000 for the three and nine month periods ended September 30, 2004 from $656,000 and $1,908,000 for the three and nine month periods ended September 30, 2003, respectively. These decreases are primarily due to lower interest expense on the debt relating to the more mature Gamma Knife units, partially offset by additional interest expense on the financing of one new Gamma Knife unit that began operation during third quarter 2004 and three new Gamma Knife units that began operation during 2003. The mature units have lower interest expense because interest expense decreases as the outstanding principal balance of each loan is reduced. In addition, the financing on the more recent Gamma Knife units is at lower interest rates than the older loans.

     Interest and other income decreased by $6,000 and $35,000 to $21,000 and $64,000 for the three and nine month periods ended September 30, 2004 from $27,000 and $99,000 for the three and nine month periods ended September 30, 2003, respectively, primarily due to lower invested cash balances. For the nine month period, the reduction is also due to interest income of approximately $17,000 in first quarter 2003 relating to a state sales/use tax refund.

     Minority interest increased by $43,000 and $65,000 to $267,000 and $764,000 for the three and nine month periods ended September 30, 2004 from $224,000 and $699,000 for the three and nine month periods ended September 30, 2003, respectively, due to increased profitability of GK Financing. Minority interest represents the 19% interest of GK Financing owned by a third party.

     Income tax expense decreased by $418,000 and $386,000 to a benefit of $226,000 and an expense of $172,000 for the three and nine month periods ended September 30, 2004 compared to expense of $192,000 and $558,000 for the three and nine month periods ended September 30, 2003, respectively. The Company recorded a 40% income tax provision in the three and nine month periods ended September 30, in both 2004 and 2003, and the provision for both the three and nine month periods increased due to greater profitability. The decrease for the three month period was due to an income tax benefit of $472,000 that was recorded for the exercise of 730,000 previously expensed options, which offset the income tax provision. In third quarter 2003, the effective income tax rate was reduced to 34% due to an income tax benefit of $33,000 that was recorded for the exercise of 50,000 previously expensed options. For the nine month period ended September 30, 2004, the effective income tax rate was reduced to 10% compared to 35% for the same period in the prior year. This is due to an income tax benefit on the exercise of previously expensed options of $537,000 (830,000 shares) compared to $81,000 (125,000 shares) in the prior year. These income tax benefits are the result of compensation expense that was recognized when the options were granted in 1995.

     The Company had net income of $840,000 ($0.16 per diluted share) and $1,599,000 ($0.31 per diluted share) for the three and nine month periods ended September 30, 2004 compared to net income of $369,000 ($0.07 per diluted share) and $1,039,000 ($0.20 per diluted share) in the same period in the prior year. The increase for both the three and nine month periods was primarily due to an income tax benefit as a result of the exercise of stock options, the addition of one new Gamma Knife unit that began operation during 2004 and three new Gamma Knife units that began operation during 2003, and lower interest expense.

Liquidity and Capital Resources

     The Company had cash and cash equivalents of $9,512,000 at September 30, 2004 compared to $10,312,000 at December 31, 2003. The Company’s cash position decreased by $800,000 primarily due to the payment of dividends of $485,000 and an increase in accounts receivable of $614,000.

     During the first three quarters of 2004 the Company paid quarterly dividends totaling $485,000. In September 2004, the Company declared a quarterly dividend of $0.045 per share to shareholders of record on October 1, 2004, which resulted in a reduction in retained earnings of $214,000 in third quarter 2004. The dividends were paid to shareholders of record on October 15, 2004.

     The Company as of September 30, 2004 had shareholders’ equity of $17,326,000, working capital of $4,952,000 and total assets of $46,158,000.

     The Company has scheduled interest and principal payments under its debt obligations of approximately $8,670,000 during the next 12 months. The Company believes that its cash flow from operations and cash resources are adequate to meet its scheduled debt obligations during the next 12 months.

     The Company’s primary lender for its Gamma Knife projects, DVI Financial Services Inc. (“DVI”), filed for Chapter 11 bankruptcy protection in August 2003. This will not materially affect the financing that has been committed to existing projects. The Company has secured alternative financing for its pending projects and continues to seek other financing options for future projects. Financing has been secured at lower interest rates than had historically been obtained from DVI, however certain debt covenants are more restrictive than required by DVI. In addition, DVI did not require a parent company guarantee, but one alternative financing lender has required a parent guarantee on leasehold improvements only.

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

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings.

     None.

Item 2.   Unrestricted Sales of Equity Securities and Use of Proceeds.

     None.

Item 3.   Defaults Upon Senior Securities.

     None.

Item 4.   Submission of Matters to a Vote of Securities Holders.

     None.

Item 5.  Other Information.

     None.

Item 6.   Exhibits.

     The following exhibits are filed herewith:

Exhibit Number	Description
10.45	Lease Agreement for a Gamma Knife Unit dated as of May 28, 2003 between GK Financing, LLC and Lehigh Valley Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SHARED HOSPITAL SERVICES
Registrant

Date: November 12, 2004	/s/ Ernest A. Bates
Ernest A. Bates, M.D.
Chairman of the Board and Chief Executive Officer

Date: November 12, 2004	/s/ Craig K. Tagawa
Craig K. Tagawa
Senior Vice President Chief Operating and Financial Officer