Form 10-K
period 2004-12-31
AMERICAN SHARED HOSPITAL SERVICES
filed 2005-03-29
CIK 744825

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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
None
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑
      As of June 30, 2004, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $17,390,000.
      Number of shares of common stock of the registrant outstanding as of March 8, 2005: 4,778,840.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

PART I

ITEM 1.	BUSINESS
GENERAL
      American Shared Hospital Services (“ASHS” and, together with its subsidiaries, the “Company”) provides Gamma Knife stereotactic radiosurgery services to nineteen (19) medical centers in seventeen (17) states. The Company provides these services through its 81% indirect interest in GK Financing, LLC, a California limited liability company (“GKF”). The remaining 19% of GKF is owned by GKV Investments, Inc., a wholly owned U.S. subsidiary of Elekta AG, a Swedish company (“Elekta”). Elekta is the manufacturer of the Leksell Gamma Knife® (the “Gamma Knife”). GKF is a non-exclusive provider of alternative financing services for Elekta. Gamma Knife services accounted for 100% of the Company’s revenue in 2004.
      At present, the Company is developing its design and business model for “The Operating Room for the 21st Century”® (“OR21”®). OR21 is not expected to generate significant revenue within the next twelve months.
      The Company was incorporated in the state of California in 1983 and its predecessor, Ernest A. Bates, M.D., Ltd. (d/b/a American Shared Hospital Services), a California limited partnership, was formed in June 1980.
GAMMA KNIFE OPERATIONS
      Gamma Knife stereotactic radiosurgery, a non-invasive procedure, is an alternative to conventional brain surgery or can be an adjunct to conventional brain surgery. Compared to conventional surgery, Gamma Knife surgery usually involves shorter patient hospitalization, lower risk of complications and can be provided at a lower cost. Typically, Gamma Knife patients resume their normal activities one or two days after treatment. The Gamma Knife treats patients with 201 single doses of gamma rays that are focused with great precision on small and medium, well circumscribed and critically located structures in the brain. The Gamma Knife delivers the concentrated dose of gamma rays from 201 sources of Cobalt-60 housed in the Gamma Knife. The 201 Cobalt-60 sources converge at the target area and deliver a dose that is high enough to destroy the diseased tissue without damaging surrounding healthy tissue.
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
      As of December 31, 2004, there were 90 Gamma Knife sites in the United States and 210 units in operation worldwide. An estimated percentage breakdown of Gamma Knife procedures performed in the U.S. by indications treated is as follows: malignant (44%) and benign (29%) brain tumors, functional disorders (14%) and vascular disorders (13%).
      The Company, as of March 7, 2005, has nineteen (19) Gamma Knife units operating at nineteen (19) sites in the United States. In addition, the Company has two (2) more hospitals that are currently under development. The Company’s first Gamma Knife commenced operation in September 1991. The Company’s Gamma Knife units performed approximately 2,100 procedures in 2004 for a cumulative total of approximately 11,600 procedures through December 31, 2004.

      Gamma Knife revenue for the Company during the five (5) years ended December 31, and the percentage of total revenue of the Company represented by the Gamma Knife for each of the last five years, are set forth below:

		Gamma
Year Ended	Total Gamma	Knife/Total
December 31,	Knife Revenue	Revenue

	(In thousands)
2004	$16,389	100.0%
2003	$16,178	100.0%
2002	$13,366	100.0%
2001	$11,758	100.0%
2000	$9,336	100.0%
      The Company conducts its Gamma Knife business through its 81% indirect interest in GKF. The remaining 19% interest is indirectly owned by Elekta. GKF, formed in October 1995, is managed by its policy committee. The policy committee is composed of one representative from the Company, Ernest A. Bates, M.D., ASHS’s Chairman and CEO, and one representative from Elekta. The policy committee sets the operating policy for GKF. The policy committee may act only with the unanimous approval of both of its members. The policy committee selects a manager to handle GKF’s daily operations. Craig K. Tagawa, Chief Executive Officer of GKF and Chief Operating and Financial Officer of ASHS, serves as GKF’s manager.
      GKF’s profits and/or losses and any cash distributions are allocated based on membership interests. GKF’s Operating Agreement requires that it have a cash reserve of at least $50,000 before cash distributions are made to its members. From inception to December 31, 2004, GKF distributed $13,122,000 to the Company and $3,078,000 to the minority partner.
RISKS OF GAMMA KNIFE BUSINESS
      There are significant risks involved in the Company’s Gamma Knife business, including the following:

•	Each Gamma Knife unit requires a substantial capital investment. In some cases, we contribute additional funds for capital costs and/or annual operating and equipment related costs such as marketing, maintenance, insurance and property taxes. Due to the structure of our contracts with medical centers, there can be no assurance that these costs will be fully recovered or that we will earn a satisfactory return on our investment.

•	There is a limited market for the Gamma Knife. Due to the substantial costs of acquiring a Gamma Knife unit, we must identify medical centers that possess neurosurgery and radiation oncology departments capable of performing a large number of Gamma Knife procedures. We estimate that there are approximately 200 medical centers in the United States that may be potential Gamma Knife sites. As of December 31, 2004 there were 90 operating Gamma Knife units in the United States, of which 18 units are owned by us, and 210 units in operation worldwide. There can be no assurance that we will be successful in placing additional units at a significant number of sites in the future.

•	The Company’s business is capital intensive and it has traditionally financed each Gamma Knife with debt. The long term debt totals $25,486,000 and is collateralized by the Gamma Knife units and other assets, including accounts receivable and future proceeds from any contract between the Company and any end user of the financed equipment. This high level of debt may adversely affect the Company’s ability to secure additional credit in the future, and as a result may affect operations and profitability. If default on debt occurs in the future, the Company’s creditors would have the ability to accelerate the defaulted loan, to seize the Gamma Knife unit with respect to which default has occurred, and to apply any collateral they may have at the time to cure the default.

•	There are currently three companies (in addition to our company) that actively provide alternative, non-conventional Gamma Knife financing to potential customers. There are no competitor companies that currently have more than six Gamma Knife units in operation. The Company’s relationship with

Elekta, the manufacturer of the Leksell Gamma Knife unit, is non-exclusive, and in the past the Company has lost sales to customers that chose to purchase a Gamma Knife unit directly from Elekta. In addition, the Company may continue to lose future sales to such customers and may also lose future sales to its competitors. There can be no assurance that the Company will be able to successfully compete against others in placing future units.

•	There are several methods of radiosurgery (including the modified linear accelerator) as well as conventional neurosurgery that compete against the Gamma Knife. Each of the medical centers targeted by the Company could decide to acquire another radiosurgery modality instead of a Gamma Knife. In addition, neurosurgeons who are primarily responsible for referring patients for Gamma Knife surgery may not be willing to make such referrals for various reasons, instead opting for invasive surgery. There can be no assurance that the Company will be able to secure a sufficient number of future sites or Gamma Knife procedures to sustain its profitability and growth.

•	The amount reimbursed to medical centers for each Gamma Knife treatment may decline in the future. The reimbursement decrease may come from federally mandated programs (i.e., Medicare and Medicaid) or other third party payor groups. Fourteen of the Company’s existing contracts are reimbursed by the medical center to the Company on a fee per use basis. The primary risk under this type of contract is that the actual volume of procedures could be less than projected. However, a significant reimbursement rate reduction may result in the Company restructuring certain of its existing contracts. There are also five contracts where the Company receives revenue based directly on the amount of reimbursement received for procedures performed. Revenue under those contracts and any future contracts with revenue based directly on reimbursement amounts will be impacted by any reimbursement rate change. Some of the Company’s future contracts for Gamma Knife services may have revenue based on such reimbursement rates instead of a fee for service basis. There can be no assurance that future changes in healthcare regulations and reimbursement rates will not directly or indirectly adversely affect the Company’s Gamma Knife revenue.

•	There is constant change and innovation in the market for highly sophisticated medical equipment. New and improved medical equipment can be introduced that could make the Gamma Knife technology obsolete and that would make it uneconomical to operate. During 2000, Elekta introduced an upgraded Gamma Knife which costs approximately $3.6 million plus applicable tax and duties. This upgrade includes an Automatic Positioning Systemtm (“APS”), and therefore involves less health care provider intervention. In early 2005, Elekta introduced a new upgrade, the model 4C. Eight of our existing Gamma Knife units include APS and ten of our existing Gamma Knife units are upgradeable. The cost to upgrade existing units to the new model 4C Gamma Knife with APS is estimated to be approximately $200,000 to $1,000,000, depending on the current Gamma Knife configuration. The failure to acquire or use new technology and products could have a material adverse effect on our business and results of operations.

CUSTOMERS
      The Company’s current business is the outsourcing of Gamma Knife stereotactic radiosurgery services. The Company typically provides the Gamma Knife equipment, as well as planning, installation, reimbursement and marketing support services. Customers usually pay the Company on a fee per use basis. The market for these services primarily consists of major urban medical centers. The Gamma Knife business is capital intensive. The total cost of a Gamma Knife facility usually ranges from $3 million to $4 million, including equipment, site construction and installation. The Company pays for the Gamma Knife and the medical center generally pays for site and installation costs. The following is a listing of the Company’s current sites and sites under development as of March 8, 2005:

	Original Term	Year Contract
Customer	of Contract	Began	Basis of Payment

Existing sites
UCSF Medical Center	10 years	1991	Fee per use
San Francisco, California
Hoag Memorial Hospital Presbyterian	10 years	1997	Fee per use
Newport Beach, California
Southwest Texas Methodist Hospital	10 years	1998	Fee per use
San Antonio, Texas
Yale New Haven Ambulatory Services Corporation (“Yale”)	10 years	1998	Revenue sharing
New Haven, Connecticut
Kettering Medical Center	10 years	1999	Fee per use
Kettering, Ohio
New England Medical Center	10 years	1999	Fee per use
Boston, Massachusetts
University of Arkansas for Medical Sciences (“UAMS”)	15 years	1999	Revenue sharing
Little Rock, Arkansas
Froedtert Memorial Lutheran Hospital	10 years	1999	Fee per use
Milwaukee, Wisconsin
JFK Medical Center	10 years	2000	Fee per use
Edison, New Jersey
Sunrise Hospital and Medical Center	10 years	2001	Fee per use
Las Vegas, Nevada
Central Mississippi Medical Center	10 years	2001	Fee per use
Jackson, Mississippi
OSF Saint Francis Medical Center	10 years	2001	Fee per use
Peoria, Illinois
Bayfront Medical Center	10 years	2002	Fee per use
St. Petersburg, Florida
Mercy Medical Center	10 years	2002	Fee per use
Rockville Center, New York
The Johns Hopkins Hospital	10 years	2003	Revenue Sharing
Baltimore, Maryland
Baptist Medical Center	8 years	2003	Revenue Sharing
Jacksonville, Florida
Albuquerque Regional Medical Center	10 years	2003	Fee per use
Albuquerque, New Mexico
Lehigh Valley Hospital	10 years	2004	Fee per use
Allentown, Pennsylvania
Baptist Hospital of East Tennessee	10 years	2005	Revenue Sharing
Knoxville, Tennessee
Sites Under Development
Northern Westchester Hospital	10 years		Fee per use
Mt. Kisco, New York
Mercy Health Center	10 years		Revenue Sharing
Oklahoma City, Oklahoma

      One of the Company’s sites under development at December 31, 2004, Baptist Hospital of East Tennessee, became operational in January 2005. The other two sites currently under development are scheduled to commence operation in second and third quarters 2005.
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
      No individual customers accounted for more than 10% of the Company’s revenue in 2004 and 2003. Two customers (Yale and UAMS) each accounted for more than 10% of the Company’s revenue in 2002.
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
FINANCING
      The Company’s Gamma Knife business is operated through GKF. Through 2003 GKF funded its existing Gamma Knife units with loans from a single lender, DVI Financial Services Inc. (“DVI”), for 100% of the cost of each Gamma Knife, plus any sales tax, customs and duties. An alternative lender was utilized for financing the Company’s Gamma Knife unit that opened during 2004. The loans are predominantly fully amortized over an 84-month period. The loans are collateralized by the Gamma Knife, customer contracts and accounts receivable, and are without recourse to the Company and Elekta.
      DVI filed for Chapter 11 bankruptcy protection during 2003, and all the Company’s loans with DVI were subsequently assumed by another lender as successor servicer. The Company continues to make payments to the successor servicer on these outstanding note balances, and has secured financing for its projects under development from other lending sources. Management believes that the financial condition of DVI has not had a material adverse effect on the Company’s financial position or results of operations.
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
GOVERNMENT REGULATION
      The Company’s Gamma Knife customers receive payments for patient care from federal government and private insurer reimbursement programs. Currently in the United States, Gamma Knife services are performed on an in-patient and on an out-patient basis. Gamma Knife patients, with Medicare as their primary insurer and treated on either an in-patient or out-patient basis, comprise an estimated 20% to 35% of the total Gamma Knife patients treated.
      A Prospective Payment System (“PPS”) is utilized to reimburse hospitals for care given to hospital in-patients covered by federally funded reimbursement programs. Patients are classified into a Diagnosis Related Group (“DRG”) in accordance with the patient’s diagnosis, necessary medical procedures and other factors. Patient reimbursement is limited to a predetermined amount for each DRG. The reimbursement payment may not necessarily cover the cost of all medical services actually provided because the payment is predetermined. Effective October 1, 1997, Gamma Knife services for Medicare hospital in-patients are predominantly reimbursed under either DRG 7 or DRG 8.
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
      The reimbursement for Medicare patients receiving Gamma Knife services on an out-patient basis is estimated to have decreased approximately 40% under the APC system. The Gamma Knife APC rate is modified periodically but the total reimbursement amount has remained fairly constant. The Company has two contracts from which its revenue is directly affected by changes in payment rates under the APC system. During 2002, these two contracted hospitals primarily treated Medicare Gamma Knife patients on an in-patient basis and therefore the Company believes that adoption of APC’s has not had a significant impact on the revenue of the Company. In 2003, one of the two hospitals started treating its patients on an outpatient basis and it is estimated that revenue decreased by approximately $100,000 to $150,000. Some of the Company’s fee per use customers treat patients on an out-patient basis and may also have experienced a reduction in Medicare payment. There can be no assurance that the adoption of APC’s will not have a negative impact directly or indirectly on the Company’s revenue in the future.
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

EMPLOYEES
      At December 31, 2004, the Company employed eight (8) people on a full-time basis. None of these employees is subject to a collective bargaining agreement and there is no union representation within the Company. The Company maintains various employee benefit plans and believes that its employee relations are good.
EXECUTIVE OFFICERS OF THE COMPANY
      The following table provides current information concerning those persons who serve as executive officers of the Company. The executive officers were appointed by the Board of Directors and serve at the discretion of the Board of Directors.

Name:	Age:	Position:

Ernest A. Bates, M.D.	68	Chairman of the Board of Directors, Chief Executive Officer
Craig K. Tagawa	51	Senior Vice President — Chief Operating and Financial Officer
      Ernest A. Bates, M.D., founder of the Company, has served in the positions listed above since the incorporation of the Company. He is currently Vice Chairman of the Board of Trustees of The Johns Hopkins University, a member of the Board of Trustees at the University of Rochester, a member of the Board of Overseers of the University of California at San Francisco School of Nursing, a member of the Board of Directors of Copia and the Capital Campaign Chairman and a Board Member of the Museum of African Diaspora. Dr. Bates is also a member of the State of California Commission for Jobs and Economic Growth, a member of the Board of Directors of Salzburg Seminar, a board member of the Center for Accelerating Medical Solutions-Milken Institute and a member of the Brookings Institution. Dr. Bates is a graduate of The Johns Hopkins University and the University of Rochester School of Medicine.
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
AVAILABLE INFORMATION
      Our Internet address is www.ashs.com. We make available free of charge through our Internet website our annual report on Form 10-K, quarterly reports on Form  10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information contained on our internet web site is not part of this document.

ITEM 2.	PROPERTIES
      The Company’s corporate offices are located at Four Embarcadero Center, Suite 3700, San Francisco, California, where it subleases approximately 4,100 square feet for $24,258 per month. This sublease runs through May 2006. A portion of the office space is subleased to two third parties for approximately $2,000 per month. These sub-sublease agreements run through May 2006.
      For the year ended December 31, 2004 the Company’s aggregate net rental expenses for all properties and equipment were approximately $323,000.

ITEM 3.	LEGAL PROCEEDINGS
      There are no material pending legal proceedings involving the Company or any of its property. The Company knows of no legal or administrative proceedings against the Company contemplated by governmental authorities.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matter was submitted to a vote of the Company’s security holders through the solicitation of proxies or otherwise during the fourth quarter of 2004.
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
Prices for Common Shares

Quarter Ending	High	Low

March 31, 2003	$4.21	$3.55
June 30, 2003	$5.20	$3.75
September 30, 2003	$6.15	$4.78
December 31, 2003	$6.83	$5.33
March 31, 2004	$7.79	$5.55
June 30, 2004	$7.24	$5.35
September 30, 2004	$5.62	$4.25
December 31, 2004	$6.15	$4.70
      The Company estimates that there were approximately 2,500 beneficial holders of its Common Shares at December 31, 2004.
      The Board of Directors authorized in March 1999 the repurchase of up to 500,000 shares of the Company’s Common Stock in the open market from time to time at prevailing prices. Approximately 484,000 shares have been repurchased in the open market pursuant to that authorization at a cost of approximately $1,213,000, although no shares have been repurchased since 2001. The Board of Directors on February 2, 2001 authorized the repurchase of up to another 500,000 shares of the Company’s common stock in the open market from time to time at prevailing prices. No shares have been repurchased under this additional authorization.
      During 2004 holders of options to acquire the Company’s common stock exercised their respective rights pursuant to such securities, resulting in the Company issuing 858,000 new shares of common stock for approximately $40,000.
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
      At December 31, 2004 the Company had 4,776,173 issued and outstanding common shares, 755,627 common shares reserved for options, and 5,208 shares reserved pursuant to the Company’s Shareholder Rights Plan.
      In fourth quarter 2004, the Board of Directors declared a quarterly dividend of $.045 per common share to shareholders of record on January 3, 2005, paid on January 14, 2005. During 2004, shareholders of record as of January 2, 2004, April 2, 2004, July 2, 2004 and October 1, 2004 were paid quarterly dividends respectively as follows: $0.04 on January 15, 2004, $0.04 on April 16, 2004, $0.0425 on July 15, 2004, and $0.045 on October 15, 2004. The Board of Directors anticipates declaring and paying quarterly cash dividends in similar amounts in the future subject to evaluation of the Company’s level of earnings, balance sheet position and availability of cash. The Company did not pay cash dividends prior to 2001.

ITEM 6.	SELECTED FINANCIAL DATA SUMMARY OF OPERATIONS

	Summary of Operations Year Ended December 31,

	2004	2003	2002	2001	2000

	(Amounts in thousands except per share data)
Medical services revenue	$16,389	$16,178	$13,366	$11,758	$9,336

Costs of operations	7,887	7,400	5,399	4,285	3,435
Selling and administrative expense	2,963	3,255	3,313	3,245	2,655
Interest expense	2,261	2,547	2,437	2,456	2,118

Total costs and expenses	13,111	13,202	11,149	9,986	8,208

Income from operations	3,278	2,976	2,217	1,772	1,128
Interest and other income	102	121	171	480	829
Minority interest	(983)	(928)	(831)	(751)	(645)

Income before income taxes	2,397	2,169	1,557	1,501	1,312
Income tax benefit (expense)	(412)	(787)	(455)	(433)	0

Net income	$1,985	$1,382	$1,102	$1,068	$1,312

Net income per common share:
Basic	$0.46	$0.36	$0.30	$0.30	$0.34
Diluted	$0.39	$0.27	$0.22	$0.21	$0.24
Cash dividend declared per common share	$0.1725	$0.2000	$0.1200	$0.1000	$0.0000
Dividend payout ratio (paid and declared)	0.44	0.74	0.55	0.48	—
See accompanying note

	2004	2003	2002	2001	2000

Balance Sheet Data
Cash & cash equivalents	$8,121	$10,312	$9,924	$11,580	$12,421
Securities	957	0	0	0	0
Restricted cash	50	50	50	50	50
Working capital	4,717	5,268	7,175	9,351	10,155
Total assets	47,106	46,304	44,830	42,385	40,209
Current portion of long-term debt	6,562	6,803	5,490	4,305	4,126
Long-term debt, less current portion	18,924	20,114	22,006	21,615	20,300
Shareholders’ equity	$17,546	$15,329	$14,540	$13,785	$13,658
See accompanying note

(1)	In October 1995, the Company entered into an operating agreement granting to American Shared Radiosurgery Services (a California corporation and a wholly-owned subsidiary of the Company) an 81% ownership interest in GK Financing, LLC. ASHS incorporated a new wholly-owned subsidiary, OR21, Inc. (“OR21”) in November 1999, and a new wholly-owned subsidiary, MedLeader.com, Inc. (“MedLeader”) in April 2000. Accordingly, the financial data for the Company presented above include the results of GKF, OR21 and MedLeader for 2000 through 2004.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Revenue Recognition
      The Company has only one revenue-generating activity, which is the operation of Gamma Knife units by GK Financing, LLC (“GKF”), an 81% owned subsidiary of the Company.
      Revenue is recognized when services have been rendered and collectibility is reasonably assured, on either a fee per use or revenue sharing basis. The Company has 14 fee per use hospitals and five retail hospitals. Under both of these types of agreements, the hospital is responsible for billing patients and collection of fees for services performed. Revenue associated with installation of the Gamma Knife units, if any, is a part of the negotiated lease amount and not a distinctly identifiable amount. The costs, if any, associated with installation of the units are amortized over the period of the related lease to match revenue recognition of these costs.
      For fee per use agreements, revenue is not estimated because these contracts provide for a fixed fee per procedure, and are typically for a ten year term. Revenue is recognized at the time the procedures are performed, based on each hospital’s contracted rate. There is no guaranteed minimum payment. Costs related to operating the units are charged to costs of operations as incurred, which approximates the recognition of the related revenue. Revenues under fee per use agreements are recorded on a gross basis.
      GKF has five leases that are based on revenue sharing. These can be further classified as either “turn-key” arrangements or “net revenue sharing” arrangements. For the three turn-key sites, GKF is solely responsible for the costs to acquire and install the Gamma Knife. In return, GKF receives payment from the hospital in the amount of its reimbursement from third party payors. Revenue is recognized by the Company during the period in which the procedure is performed, and is estimated based on what can be reasonably expected to be paid by the third party payor to the hospital. The estimate is primarily determined from historical experience and hospital contracts with third party payors. These estimates are reviewed on a regular basis and adjusted as necessary to more accurately reflect the expected payment amount. The Company also records an estimate of operating costs associated with each procedure during the period in which the procedure is performed. Costs are determined primarily based on historical treatment protocols and cost schedules with the hospital. The Company’s estimated operating costs are reviewed on a regular basis and adjusted as necessary to more accurately reflect the actual operating costs. Revenue for turn-key sites is recorded on a gross basis, and the operating expenses the Company reimburses to the hospital are recorded in other operating costs.
      Under net revenue sharing arrangements the hospital shares in the responsibility and risk with GKF for the capital investment to acquire and install the Gamma Knife. Unlike our turn-key arrangement, GKF’s lease payment under a net revenue sharing arrangement is a percentage of revenue less operating costs. Payments are made by the hospital, generally on a monthly basis, to GKF based on an agreed upon percentage allocation of income remaining after all operating expenses are deducted from cash collected. Revenue is recognized during the period in which the procedure is performed, and is determined based on the net reimbursement amount that GKF expects to receive from the hospital for each Gamma Knife procedure. Under the net revenue sharing arrangement, the percent of revenue received by GKF is recorded net of costs to provide a Gamma Knife treatment. This estimate is reviewed on a regular basis and adjusted as necessary to more accurately reflect the expected payment amount.
      Revenue from retail arrangements amounted to approximately 25%, 24% and 25% of revenue for the years ended December 31 2004, 2003 and 2002, respectively.

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
      If the Company’s net accounts receivable estimates for revenue sharing customers as of December 31, 2004 changed by as much as 10% based on actual collection information, it would have the effect of increasing or decreasing revenue by approximately $130,000.
GENERAL
      During the years ended December 31, 2004, 2003 and 2002, 100% of the Company’s revenue was derived from its Gamma Knife business.

TOTAL REVENUE

		Increase		Increase
	2004	(Decrease)	2003	(Decrease)	2002

Medical services revenue (in thousands)	$16,389	1.3%	$16,178	21.0%	$13,366
Number of Gamma Knife procedures	2,140	1.1%	2,116	24.8%	1,696
Average revenue per procedure	$7,658	0.2%	$7,646	(3.0)%	$7,881
      Medical services revenue increased 1.3% in 2004 compared to 2003 and increased 21.0% in 2003 compared to 2002. The increase in 2004 is due to an increase in the number of Gamma Knife units in operation. The increase in 2003 is attributable to an increase in revenue at locations in operation for more than one year, as well as an increase in the number of Gamma Knife units in operation.
      Gamma Knife revenue increased $211,000 and $2,812,000 in 2004 and 2003, respectively, compared to the prior years. The 2004 increase was due to one new Gamma Knife unit that began operation during 2004 and the full year inclusion of three new Gamma Knife units that began operation during 2003, which offset a 14% decrease in revenue for Gamma Knife units in operation more than one year. The 2003 increase was primarily due to three new Gamma Knife units that began operation during 2003, the full year inclusion of two Gamma Knife units that began operation during 2002, and a 5% increase in revenue for Gamma Knife units in operation more than one year. The Company had eighteen, seventeen and fourteen Gamma Knife units in operation at December 31, 2004, 2003 and 2002, respectively.
      The increase in the number of Gamma Knife procedures in 2004 compared to 2003 was due to the increase in the number of Gamma Knife units in operation, which offset a 10% decrease in procedures for Gamma Knife units in operation more than one year. The number of Gamma Knife procedures in 2003 increased by 420 compared to 2002 due to the increase in the number of Gamma Knife units in operation, as well as a 9% increase in procedures for Gamma Knife units in operation more than one year.
      Revenue per procedure increased $12 in 2004 compared to 2003. The Company’s contracts generally have different procedure rates because their investment basis varies, so revenue per procedure can vary year to year depending primarily on the mix of procedures performed at certain locations. Gamma Knife revenue per procedure decreased by $235 in 2003 compared to 2002 primarily because there was an increase in the number of procedures performed at certain Gamma Knife locations that have a lower per procedure rate, as well as a decrease in the amounts received from Medicare at one of the Company’s retail sites.
COSTS OF OPERATIONS

	2004	Increase	2003	Increase	2002

	(In thousands)
Costs of operations	$7,887	6.6%	$7,400	37.1%	$5,399
Percentage of revenue	48.1%		45.7%		40.4%
      The Company’s costs of operations, consisting of maintenance and supplies, depreciation and amortization, and other operating expenses (such as insurance, property taxes, sales taxes, marketing costs and other fees) increased $487,000 in 2004 compared to 2003, and increased $2,001,000 in 2003 compared to 2002.
      The Company’s maintenance and supplies costs were 5%, 5% and 3% of medical service revenue in 2004, 2003 and 2002, respectively. Maintenance and supplies costs increased $139,000 in 2004 compared to 2003, and increased $301,000 in 2003 compared to 2002. The increase in 2004 compared to 2003 was primarily due to the expiration of the warranty period on two Gamma Knife units and the full year inclusion of three Gamma Knife units whose warranty period expired during 2003. The increase in 2003 compared to 2002 was primarily due to the expiration of the warranty period on three Gamma Knife units and the full year inclusion of maintenance on two Gamma Knife units whose warranty period expired during the previous year.
      Depreciation and amortization increased $577,000 in 2004 compared to 2003, and increased $753,000 in 2003 compared to 2002. The increase in 2004 was due to the addition of one new Gamma Knife unit that commenced operation during third quarter 2004 and a full year’s depreciation on three Gamma Knife units that started operation in 2003. The increase in 2003 was due to the addition of three new Gamma Knife units that commenced operation during first, second and third quarters of 2003 and a full year of depreciation on two new Gamma Knife units that started operation during 2002.
      Other direct operating costs as a percentage of medical services revenue were 13%, 15% and 11% in 2004, 2003 and 2002, respectively. The decrease of $229,000 in 2004 compared to 2003 was primarily due to lower operating costs related to a lower number of procedures performed at one of the Company’s retail locations. The increase of $947,000 in 2003 compared to 2002 was primarily due to increased spending for marketing, increased operating costs related to the Company’s additional retail units, startup and training costs at the Company’s three new Gamma Knife centers, and higher insurance and taxes due to additional Gamma Knife units in operation.
SELLING AND ADMINISTRATIVE

		Increase		Increase
	2004	(Decrease)	2003	(Decrease)	2002

	(In thousands)
Selling and administrative costs	$2,963	(9.0)%	$3,255	(1.8)%	$3,313
Percentage of revenue	18.1%		20.1%		24.8%
      The Company’s selling and administrative costs decreased $292,000 in 2004 compared to 2003, and decreased $58,000 in 2003 compared to 2002. The decrease in 2004 was primarily due to lower payroll and business development costs of approximately $142,000, recruiting fees of $42,000 and insurance of $26,000. Also, during 2003 there was a non-recurring write-off of approximately $58,000 in previously deferred costs relating to the future placement of a Gamma Knife unit in Brazil, and the Company’s semi-annual Gamma Knife User’s Meeting of approximately $45,000. The decrease in 2003 from 2002 was primarily due to reduced business development costs of approximately $152,000 and legal and accounting fees of $104,000. These reductions were partially offset by increased employment recruiting fees of $60,000, the Company’s Gamma Knife User’s Meeting of approximately $45,000 and a write-off of approximately $58,000 in previously deferred costs relating to the future placement of a Gamma Knife unit in Brazil, which was reallocated to another location.
INTEREST EXPENSE

		Increase		Increase
	2004	(Decrease)	2003	(Decrease)	2002

	(In thousands)
Interest expense	$2,261	(11.2)%	$2,547	4.5%	$2,437
Percentage of revenue	13.8%		15.7%		18.2%
      The Company’s interest expense decreased $286,000 in 2004 compared to 2003, and increased $110,000 in 2003 compared to 2002. The decrease in 2004 was primarily due to lower interest expense on the Company’s more mature Gamma Knife units and final payment on the debt for one Gamma Knife unit. This decrease was partially offset by additional interest expense on the financing of the Company’s new Gamma Knife unit in 2004. The increase in 2003 was due to additional interest expense on the financing of the Company’s three new Gamma Knife units in 2003, which was partially offset by lower interest expense on the Company’s more mature Gamma Knife units. Except for one unit that has been paid in full, all of the Company’s operating Gamma Knife units are financed by means of interest bearing debt. Twelve of the Company’s eighteen Gamma Knife units have been in operation for more than three years, and have lower interest expense than newer units because interest expense decreases with each principal payment.

OTHER INCOME AND EXPENSE

		Increase		Increase
	2004	(Decrease)	2003	(Decrease)	2002

	(In thousands)
Interest and other income	$102	(15.7)%	$121	(29.2)%	$171
Percentage of revenue	0.6%		0.7%		1.3%
Minority interest expense	$(983)	5.9%	$(928)	11.7%	$(831)
Percentage of revenue	(6.0)%		(5.7)%		(6.2)%
      Interest and other income decreased $19,000 in 2004 compared to 2003 and decreased $50,000 in 2003 compared to 2002. The decrease in 2004 was primarily due to lower invested cash balances during 2004. The decrease in 2003 was primarily due to lower invested cash balances during 2003 and lower interest rates during 2003 compared to 2002.
      Minority interest increased $55,000 in 2004 and $97,000 in 2003 compared to the prior year, respectively. Minority interest represents the pre-tax income earned by the minority partner’s 19% interest in GKF. The increase in minority interest reflects the increased profitability of GKF.
INCOME TAXES

		Increase		Increase
	2004	(Decrease)	2003	(Decrease)	2002

	(In thousands)
Income tax benefit (expense)	$(412)	(47.6)%	$(787)	73.0%	$(455)
Percentage of revenue	2.5%		4.9%		3.4%
      Income tax expense decreased $375,000 in 2004 compared to 2003, and increased $332,000 in 2003 compared to 2002. The Company’s 40% income tax provision for 2004 was reduced by a $547,000 income tax benefit from the exercise of options to purchase 846,000 common shares. The Company’s 40% income tax provision for 2003 was reduced by an $81,000 income tax benefit from the exercise of options to purchase 125,000 common shares. The income tax benefit is a result of compensation expense that was recognized when these options for common shares were granted in 1995.
      The Company anticipates that it will continue to record income tax expense if it operates profitably in the future. Currently there are minimal income tax payments required due to net operating loss carryforwards and other deferred tax assets available for tax purposes.
      The Company had a net operating loss carryforward for federal income tax return purposes at December 31, 2004 of approximately $12,000,000.
NET INCOME

		Increase		Increase
	2004	(Decrease)	2003	(Decrease)	2002

	(In thousands, except per share amounts)
Net income	$1,985	43.6%	$1,382	25.4%	$1,102
Net income per share	$0.46	27.8%	$0.36	20.0%	$0.30
      The Company had net income of $1,985,000 in 2004 compared to $1,382,000 in 2003 and $1,102,000 in 2002. Net income for 2004 included increased income from operations compared to 2003 of $302,000 which was primarily due to lower selling and administrative costs and interest expense. In addition, income tax expense was $375,000 less than 2003 due to an income tax benefit of $547,000 on the exercise of options to purchase common stock. Net income for 2003 included increased income from operations of $759,000 compared to 2002, which was primarily due to the addition of three new Gamma Knife units and a 5% increase in revenue from Gamma Knife units in operation more than one year.

LIQUIDITY AND CAPITAL RESOURCES
      The Company had cash and cash equivalents of $8,121,000 at December 31, 2004 compared to $10,312,000 at December 31, 2003. The Company’s expected primary cash needs on both a short and long-term basis are for capital expenditures, business expansion, working capital, payment of quarterly dividends and other general corporate purposes.
      Securities of $957,000 represents a portion of the Company’s cash that is invested in high-quality short to intermediate-term fixed income securities in order to maximize income on its available cash. It is the Company’s intent to hold these securities until maturity.
      Restricted cash of $50,000 at December 31, 2004 reflects cash that may only be used for the operations of GKF.
      Operating activities provided cash of $7,608,000 in 2004. Net income of $1,985,000, depreciation and amortization of $4,892,000 and an increase in the minority interest of $983,000 were the primary reasons. The Company’s trade accounts receivable increased to $2,793,000 at December 31, 2004 from $2,209,000 at December 31, 2003. This increase was primarily due to the addition of one new Gamma Knife contract during 2004 and an increase in the number of days revenue outstanding (“DSO”) in accounts receivable for some of the Gamma Knife contracts. The DSO was 66 and 54 days as of December 31, 2004 and December 31, 2003, respectively. We expect DSO to fluctuate in the future depending on timing of customer payments received and the mix of fee per use vs. retail customers. Other receivables decreased by $101,000 primarily due to application of credits due on certain under-funded loans.
      Investing activities used $1,325,000 of cash in 2004 primarily due to an investment in short to mid-term securities of $957,000 and for the purchase of site improvements at certain Gamma Knife locations.
      Financing activities used $8,474,000 of cash during 2004, primarily due to principal payments on long-term debt of $7,371,000, distributions to minority owners of $399,000 and the payment of dividends of $699,000.
      Working capital decreased $551,000 to $4,717,000 at December 31, 2004 from $5,268,000 at December 31, 2003 primarily due to a decrease in cash and securities of $1,234,000 which was partially offset by an increase in trade accounts receivable of $584,000.
      The Company primarily invests its cash in money market or similar funds and high quality short to mid-term securities in order to minimize the potential for principal erosion. Cash is invested in these short-term funds pending use in the Company’s operations. The Company believes its cash position combined with its working capital is adequate to service the Company’s cash requirements in 2005.
      The Company finances all of its Gamma Knife units, and anticipates that it will continue to do so with future contracts, but there can be no assurance that financing will continue to be available on acceptable terms. During 2003 the Company’s primary lender, DVI, filed for Chapter 11 bankruptcy protection. The Company made claims in DVI’s bankruptcy case for certain unfunded amounts under credit agreements in place at the time of the bankruptcy filing. The principal balance of notes that included the unfunded amounts were transferred by DVI to a third party lender, and the Company has subsequently satisfactorily resolved any issues related to these unfunded amounts with that lender. The Company continues to make payments on the outstanding note balances serviced by the third party lender who acts as successor servicer. The Company has secured financing for its current projects in progress and anticipates that it will be able to secure financing on future projects from other lending sources on comparable terms. The Company meets all debt covenants required under notes with its lenders, and expects that any covenants required by future lenders will be acceptable to the Company.
IMPACT OF INFLATION AND CHANGING PRICES
      The Company does not believe that inflation has had a significant impact on operations because a substantial majority of the costs that it incurs under its customer contracts are fixed through the term of the contract.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES AND OFF BALANCE SHEET ARRANGEMENTS
      The following table presents, as of December 31, 2004, the Corporation’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payments Due by Period

	Total Amounts	Less Than			After
Contractual Obligations	Committed	1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt	$25,486,000	$6,562,000	$16,024,000	$2,900,000
Future Gamma Knife purchases(1)	3,840,000		3,840,000
Operating leases	502,000	303,000	199,000

Total contractual obligations	$29,828,000	$6,865,000	$20,063,000	$2,900,000	$0

(1)	The Company has deposits toward the purchase of future Gamma Knife units as more fully described in Note 10 of the consolidated financial statements. It is uncertain when these units will be placed in service, so it cannot be determined when the commitment is due. For purposes of this table, these commitments are listed in the 1-3 year category.
      Further discussion of the long-term debt commitment is included in Note 4, and operating leases in Note 9 of the consolidated financial statements.
      The Company has no significant off-balance sheet arrangements.

ITEM 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      The table below presents information about certain market-sensitive financial instruments as of December 31, 2004. The fair values were determined based on quoted market prices for the same or similar instruments.
      We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage or prepayment features.

	Maturity Date, Year Ending December 31

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value

	(Amounts in thousands)
Fixed-rate long-term debt	$6,562	$9,533	$3,773	$2,718	$2,625	$275	$25,486	$25,637
Average interest rates	9.1%	8.9%	8.8%	8.5%	8.3%	8.4%	8.9%
      At December 31, 2004, we had no significant long-term, market-sensitive investments. Our cash is invested primarily in short-term money market or similar funds to minimize potential for principal erosion.
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
      Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2004 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures (as required by paragraph (b) of the Securities and Exchange Act of 1934 Rules 13a-15 or 15d-15) were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.
      (b) Changes in internal controls over financial reporting.
      There were no significant changes in our internal controls over financial reporting in connection with the evaluation required by paragraph (d) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9b.	OTHER INFORMATION
      None.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      Information regarding directors is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders (the “2005 Proxy Statement”). Information regarding executive officers of the Company, included herein under the caption “Executive Officers of the Registrant” in Part I, Item 1 above, is incorporated herein by reference.
      Information concerning the identification of our standing audit committee required by this Item is incorporated by reference from the 2005 Proxy Statement.
      Information concerning our audit committee financial experts required by this Item is incorporated by reference from the 2005 Proxy Statement.
      Information concerning compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference from the 2005 Proxy Statement.
      We have adopted a Code of Ethics that is incorporated by reference from the 2005 Proxy Statement.
ITEM 11.      EXECUTIVE COMPENSATION
      Incorporated herein by reference from the 2005 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      Incorporated herein by reference from the 2005 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      Incorporated herein by reference from the 2005 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
      Incorporated herein by reference from the 2005 Proxy Statement.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
      (a) Financial Statements and Schedules.
      The following Financial Statements and Schedules are filed with this Report:

Report of Independent Registered Public Accounting Firm

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
      (b) Reports on Form 8-K:
      The following reports on Form 8-K were filed during the fiscal year ended December 31, 2004:

Form 8-K dated and filed April 27, 2004 relating to a press release announcing the Company’s preliminary financial results for its first quarter of fiscal year 2004.

Form 8-K dated and filed July 28, 2004 relating to a press release announcing the Company’s preliminary financial results for its second quarter of fiscal year 2004.

Form 8-K dated and filed October 26, 2004 relating to a press release announcing the Company’s preliminary financial results for its third quarter of fiscal year 2004.
      (c) Exhibits.
      The following Exhibits are filed with this Report.

Exhibit
Number:	Description:

2.1	Securities Purchase Agreement, dated as of March 12, 1999, by and among Alliance Imaging, Inc.; Embarcadero Holding Corp. I; Embarcadero Holding Corp. II; American Shared Hospital Services; and MMRI, Inc.(1)
3.1	Articles of Incorporation of the Company, as amended.(2)

Exhibit
Number:		Description:

3.2		By-laws of the Company, as amended.(3)

4.6		Form of Common Stock Purchase Warrant of American Shared Hospital Services.(3)

4.8		Registration Rights Agreement, dated as of May 17, 1995, by and among American Shared Hospital Services, the Holders referred to in the Note Purchase Agreement, dated as of May 12, 1995 and General Electric Company, acting through GE Medical Systems.(3)

10.1		The Company’s 1984 Stock Option Plan, as amended.(4)

10.2		The Company’s 1995 Stock Option Plan, as amended.(5)

10.3		Form of Indemnification Agreement between American Shared Hospital Services and members of its Board of Directors.(4)

10.4		Ernest A. Bates Stock Option Agreement dated as of August 15, 1995.(6)

10.5		Operating Agreement for GK Financing, LLC, dated as of October 17, 1995.(3)

10.6		Amendments dated as of October 26, 1995 and as of December 20, 1995 to the GK Financing, LLC Operating Agreement, dated as of October 17, 1995.(7)

10.7		Amendment dated as of October 16, 1996 to the GK Financing, LLC Operating Agreement, dated as of October 17, 1995.(1)

10.8		Amendment dated as of March 31, 1999 (“Fourth Amendment”) to the GK Financing, LLC Operating Agreement dated as of October 17, 1995.(8)

10.9		Amendment dated as of March 31, 1999 (“Fifth Amendment”) to the GK Financing, LLC Operating Agreement dated as of October 17, 1995.(8)

10.10		Amendment dated as of June 5, 1999 to the GK Financing, LLC Operating Agreement dated as of October 17, 1995.(8)

10	.11a	Assignment and Assumption Agreement, dated as of December 31, 1995, between American Shared Radiosurgery Services (assignor) and GK Financing, LLC (assignee).(8)

10	.11b	Assignment and Assumption Agreement, dated as of November 1, 1995, between American Shared Hospital Services (assignor) and American Shared Radiosurgery Services (assignee).(4)

10	.11c	Amendment Number One dated as of August 1, 1995 to the Lease Agreement for a Gamma Knife Unit between The Regents of the University of California and American Shared Hospital Services. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(8)

10	.11d	Lease Agreement dated as of July 3, 1990 for a Gamma Knife Unit between American Shared Hospital Services and The Regents of the University of California. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(8)

10.12		Amendment Number Two dated as of February 6, 1999 to the Lease Agreement for a Gamma Knife Unit between UCSF-Stanford Health Care and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(8)

10.13		Assignment and Assumption Agreement, dated as of February 3, 1996, between American Shared Radiosurgery Services (assignor) and GK Financing, LLC (assignee).(4)

10.14		Lease Agreement for a Gamma Knife Unit dated as of April 6, 1994, between Ernest A. Bates, M.D. and NME Hospitals, Inc. dba USC University Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(8)

Exhibit
Number:	Description:

10.15	Assignment and Assumption and Agreement dated as of February 1, 1996 between Ernest A. Bates, M.D. and GK Financing, LLC with respect to the Lease Agreement for a Gamma Knife dated as of April 6, 1994 between Ernest A. Bates, M.D. and NME Hospitals, Inc. dba USC University Hospital.(8)

10.16	Lease Agreement for a Gamma Knife Unit dated as of October 31, 1996 between Hoag Memorial Hospital Presbyterian and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(8)

10.17	Addendum to Lease Agreement for a Gamma Knife Unit dated as of December 1, 1999 between Hoag Memorial Hospital Presbyterian and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(8)

10.18	Lease Agreement for a Gamma Knife Unit dated as of October 29, 1996 between Methodist Healthcare Systems of San Antonio, Ltd., dba Southwest Texas Methodist Hospital and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(8)

10.19	Lease agreement for a Gamma Knife Unit dated as of April 10, 1997 between Yale-New Haven Ambulatory Services Corporation and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(8)

10.20	Lease Agreement for a Gamma Knife Unit dated as of June 1, 1999 between GK Financing, LLC and Kettering Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(9)

10.21	Addendum to Contract with GKF and KMC/ WKNI, dated June 1, 1999 between GK Financing, LLC and Kettering Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(9)

10.22	Lease Agreement for a Gamma Knife Unit dated as of October 5, 1999 between GK Financing, LLC and New England Medical Center Hospitals, Inc. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(9)

10.23	Equipment Lease Agreement dated as of October 29, 1999 between GK Financing, LLC and the Board of Trustees of the University of Arkansas on behalf of The University of Arkansas for Medical Sciences. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(9)

10.24	First Amendment to Lease Agreement for a Gamma Knife Unit effective as of August 2, 2000 between GK Financing, LLC and Tenet HealthSystems Hospitals, Inc. (formerly known as NME Hospitals, Inc.) dba USC University Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(9)

Exhibit
Number:	Description:

10.25	Addendum Two, dated as of October 1, 2000, to Lease Agreement for a Gamma Knife Unit dated as of October 31, 1996 between Hoag Memorial Hospital Presbyterian and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(10)

10.26	Lease Agreement for a Gamma Knife Unit dated as of May 28, 2000 between Froedtert Memorial Lutheran Hospital and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(10)

10.27	Addendum dated June 24, 2000 to Lease Agreement for a Gamma Knife Unit dated as of May 28, 2000 between Froedtert Memorial Lutheran Hospital and GK Financing, LLC.(10)

10.28	Amendment dated July 12, 2000 to Lease Agreement for a Gamma Knife Unit dated May 28, 2000 between Froedtert Memorial Lutheran Hospital and GK Financing, LLC.(10)

10.29	Amendment dated August 24, 2000 to Lease Agreement for a Gamma Knife Unit dated May 28, 2000 between Froedtert Memorial Lutheran Hospital and GK Financing, LLC.(10)

10.30	Lease Agreement for a Gamma Knife Unit dated as of December 11, 1996 between The Community Hospital Group, Inc. dba JFK Medical Center and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(11)

10.31	Lease Agreement for a Gamma Knife Unit dated as of June 3, 1999 between GK Financing, LLC and Sunrise Hospital and Medical Center, LLC dba Sunrise Hospital and Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(12)

10.32	Addendum to Lease Agreement for a Gamma Knife Unit dated as of June 3, 1999 between GK Financing, LLC and Sunrise Hospital and Medical Center, LLC dba Sunrise Hospital and Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(12)

10.33	Lease Agreement for a Gamma Knife Unit dated as of November 1, 1999 between GK Financing, LLC and Jackson HMA, Inc. dba Central Mississippi Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(13)

10.34	Addendum to Lease Agreement for a Gamma Knife Unit dated as of November 1, 1999 between GK Financing, LLC and Jackson HMA, Inc. dba Central Mississippi Medical Center.(13)

10.35	Lease Agreement for a Gamma Knife Unit dated as of February 18, 2000 between GK Financing, LLC and OSF HealthCare System. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(13)

10.36	American Shared Hospital Services 2001 Stock Option Plan.(14)

10.37	Amendment Number Three to Lease Agreement for a Gamma Knife Unit dated as of June 22, 2001 between GK Financing, LLC and The Regents of the University of California. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(15)

Exhibit
Number:	Description:

10.38	Addendum Three to Lease Agreement for a Gamma Knife Unit dated as of October 1, 2000 between GK Financing, LLC and Hoag Memorial Hospital Presybterian. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(15)

10.39	Lease Agreement for a Gamma Knife Unit dated as of July 18, 2001 between GK Financing, LLC and Bayfront Medical Center, Inc.. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(16)

10.40	Lease Agreement for a Gamma Knife Unit dated as of September 13, 2001 between GK Financing, LLC and Mercy Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(17)

10.41	Addendum Number One to Contract with GKF and Mercy Medical Center, dated September 13, 2001 between GK Financing, LLC and Mercy Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(17)

10.42	Lease Agreement for a Gamma Knife Unit dated as of May 22, 2002 between GK Financing, LLC and The Johns Hopkins Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(18)

10.43	Lease Agreement for a Gamma Knife Unit dated as of July 11, 2002 between GK Financing, LLC and Southern Baptist Hospital of Florida, Inc. D/ B/ A Baptist Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(19)

10.44	Lease Agreement for a Gamma Knife Unit dated as of February 13, 2003 between GK Financing, LLC and AHS Albuquerque Regional Medical Center LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(20)

10.45	Lease Agreement for a Gamma Knife Unit dated as of May 28, 2003 between GK Financing, LLC and Lehigh Valley Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)(21)

21 .	Subsidiaries of American Shared Hospital Services.

31 .	Rule 13a-14(a)/15d-14(a) Certifications.

32 .	Section 1350 Certifications (furnished and not to be considered filed as part of the Form 10-K).

(1)	These documents were filed as Exhibits 2.1 and 10.13b, respectively, to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, which is incorporated herein by this reference.

(2)	This document was filed as Exhibit 3.1 to registrant’s Registration Statement on Form S-2 (Registration No. 33-23416), which is incorporated herein by this reference.

(3)	These documents were filed as Exhibits 3.2, 4.6 and 4.8, respectively, to registrant’s Registration Statement on Form S-1 (Registration No. 33-63721) filed on October 26, 1995, which is incorporated herein by this reference.

(4)	These documents were filed as Exhibits 10.24 and 10.35 respectively, to registrant’s Registration Statement on Form S-2 (Registration No. 33-23416), which is incorporated herein by this reference.

(5)	This document was filed as Exhibit A to registrant’s Proxy Statement, filed on August 31, 1995, which is incorporated herein by this reference.

(6)	This document was filed as Exhibit B to registrant’s Proxy Statement, filed on August 31, 1995, which is incorporated herein by this reference.

(7)	These documents were filed as Exhibits 4.14 and 10.13, respectively, to the registrant’s Pre-Effective Amendment No. 1 to registrant’s Registration Statement on Form S-1 (Registration No. 33-63721) filed on March 29, 1996, which is incorporated herein by this reference.

(8)	These documents were filed as Exhibits 10.8, 10.9, 10.10, 10.11a, 10.11c, 10.11d, 10.12, 10.14, 10.15, 10.16, 10.17, 10.18 and 10.19, respectively, to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, which is incorporated herein by this reference.

(9)	These documents were filed as Exhibits 10.20, 10.21, 10.22, 10.23, and 10.24, respectively, to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, which is incorporated herein by this reference.

(10)	These documents were filed as Exhibits 10.25, 10.26, 10.27, 10.28 and 10.29, respectively, to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, which is incorporated herein by this reference.

(11)	This document was filed as Exhibit 10.30 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, which is incorporated herein by this reference.

(12)	These documents were filed as Exhibits 10.31 and 10.32, respectively, to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, which is incorporated herein by this reference.

(13)	These documents were filed as Exhibits 10.33, 10.34 and 10.35, respectively, to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, which is incorporated herein by this reference.

(14)	This document was filed as Exhibit 10.36 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, which is incorporated herein by this reference.

(15)	These documents were filed as Exhibits 10.37 and 10.38 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, which is incorporated herein by this reference.

(16)	This document was filed as Exhibit 10.39 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, which is incorporated herein by this reference.

(17)	These documents were filed as Exhibit 10.40 and 10.41 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, which is incorporated herein by this reference.

(18)	This document was filed as Exhibit 10.42 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, which is incorporated herein by this reference.

(19)	This document was filed as Exhibit 10.43 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, which is incorporated herein by this reference.

(20)	This document was filed as Exhibit 10.44 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, which is incorporated herein by this reference.

(21)	This document was filed as Exhibit 10.45 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, which is incorporate herein by this reference.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SHARED HOSPITAL SERVICES
(Registrant)

By:	/s/ Ernest A. Bates, M.D.

Ernest A. Bates, M.D.
Chairman of the Board and
Chief Executive Officer
March 29, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ernest A. Bates Ernest A. Bates	Chairman of the Board and Chief Executive Officer	March 29, 2005

/s/ Ernest R. Bates Ernest R. Bates	Director	March 29, 2005

/s/ Olin C. Robison Olin C. Robison	Director	March 29, 2005

/s/ John F. Ruffle John F. Ruffle	Director	March 29, 2005

/s/ Stanley S. Trotman, Jr. Stanley S. Trotman, Jr.	Director	March 29, 2005

/s/ Craig K. Tagawa Craig K. Tagawa	Chief Operating Officer and Chief Financial Officer (Principal Accounting Officer)	March 29, 2005

AMERICAN SHARED HOSPITAL SERVICES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
and
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 and 2002

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
American Shared Hospital Services
      We have audited the accompanying consolidated balance sheets of American Shared Hospital Services as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board of the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Shared Hospital Services at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

/s/ Moss Adams LLP
San Francisco, California
January 21, 2005

American Shared Hospital Services
Consolidated Balance Sheet

	December 31,

	2004	2003

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,121,000	$10,312,000
Securities	957,000	—
Restricted cash	50,000	50,000
Trade accounts receivable, net of allowance for doubtful accounts of $170,000 in 2004 and $170,000 in 2003	2,793,000	2,209,000
Other receivables	157,000	258,000
Prepaid expenses and other current assets	594,000	473,000

Total current assets	12,672,000	13,302,000
PROPERTY AND EQUIPMENT, net	34,272,000	32,828,000
OTHER ASSETS	162,000	174,000

	$47,106,000	$46,304,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$282,000	$371,000
Accrued interest and other liabilities	1,023,000	734,000
Employee compensation and benefits	88,000	126,000
Current portion of long-term debt	6,562,000	6,803,000

Total current liabilities	7,955,000	8,034,000
LONG-TERM DEBT, less current portion	18,924,000	20,114,000
DEFERRED INCOME TAXES	366,000	1,096,000
MINORITY INTEREST	2,315,000	1,731,000
SHAREHOLDERS’ EQUITY
Common stock, no par value
Authorized — 10,000,000 shares
Issued and outstanding shares — 4,776,000 in 2004 and 3,918,000 in 2003	9,238,000	9,198,000
Additional paid-in capital	4,410,000	3,461,000
Retained earnings	3,898,000	2,670,000

Total shareholders’ equity	17,546,000	15,329,000

	$47,106,000	$46,304,000

See accompanying notes

American Shared Hospital Services
Consolidated Statements of Operations

	Years Ended December 31,

	2004	2003	2002

REVENUE:
Medical services	$16,389,000	$16,178,000	$13,366,000
COSTS AND EXPENSES:
Costs of operations:
Maintenance and supplies	885,000	746,000	445,000
Depreciation	4,802,000	4,225,000	3,472,000
Other direct operating costs	2,200,000	2,429,000	1,482,000
Selling and administrative	2,963,000	3,255,000	3,313,000
Interest	2,261,000	2,547,000	2,437,000

Total costs and expenses	13,111,000	13,202,000	11,149,000

Operating income	3,278,000	2,976,000	2,217,000
Interest and other income	102,000	121,000	171,000
Minority interest expense	(983,000)	(928,000)	(831,000)

Income before income taxes	2,397,000	2,169,000	1,557,000
Income tax expense	(412,000)	(787,000)	(455,000)

NET INCOME	$1,985,000	$1,382,000	$1,102,000

Earnings per common share — basic	$0.46	$0.36	$0.30

Earnings per common share — diluted	$0.39	$0.27	$0.22

See accompanying notes

American Shared Hospital Services
Consolidated Statement of Shareholders’ Equity

	Three Years Ended December 31, 2004

			Additional
	Common	Common	Paid-In	Retained
	Shares	Stock	Capital	Earnings	Total

Balances at January 1, 2002	3,525,000	$9,240,000	$3,154,000	$1,391,000	$13,785,000
Options exercised	300,000	68,000	158,000	—	226,000
Repurchase of common stock and options	(42,000)	(135,000)	—	—	(135,000)
Dividends	—	—	—	(438,000)	(438,000)
Net income	—	—	—	1,102,000	1,102,000

Balances at December 31, 2002	3,783,000	9,173,000	3,312,000	2,055,000	14,540,000
Options exercised	135,000	25,000	163,000	—	188,000
Repurchase of common stock and options	—	—	(14,000)	—	(14,000)
Dividends	—	—	—	(767,000)	(767,000)
Net income	—	—	—	1,382,000	1,382,000

Balances at December 31, 2003	3,918,000	9,198,000	3,461,000	2,670,000	15,329,000
Options exercised	858,000	40,000	994,000	—	1,034,000
Repurchase of stock options	—	—	(45,000)	—	(45,000)
Dividends	—	—	—	(757,000)	(757,000)
Net income	—	—	—	1,985,000	1,985,000

Balances at December 31, 2004	4,776,000	$9,238,000	$4,410,000	$3,898,000	$17,546,000

See accompanying notes

American Shared Hospital Services
Consolidated Statements of Cash Flows

	Years Ended December 31,

	2004	2003	2002

OPERATING ACTIVITIES
Net income	$1,985,000	$1,382,000	$1,102,000
Adjustments to reconcile net income to net cash from operating activities:
Gain on sale of assets, early termination of capital leases	—	—	3,000
Depreciation and amortization	4,892,000	4,313,000	3,529,000
Deferred income tax liability	264,000	669,000	365,000
Minority interest in consolidated subsidiaries	983,000	928,000	831,000
Changes in operating assets and liabilities:
Receivables	(483,000)	104,000	(202,000)
Prepaid expenses and other assets	(137,000)	426,000	(75,000)
Accounts payable and accrued liabilities	104,000	318,000	(376,000)

Net cash from operating activities	7,608,000	8,140,000	5,177,000
INVESTING ACTIVITIES
Payment for purchase of property and equipment	(368,000)	(731,000)	(1,346,000)
Investment in securities	(957,000)	—	—

Net cash from investing activities	(1,325,000)	(731,000)	(1,346,000)

American Shared Hospital Services
Consolidated Statements of Cash Flows

	Years Ended December 31,

	2004	2003	2002

FINANCING ACTIVITIES
Principal payments on long-term debt and obligations under capital leases	(7,371,000)	(5,777,000)	(4,434,000)
Payment of dividends	(699,000)	(610,000)	(438,000)
Distributions to minority owners	(399,000)	(645,000)	(548,000)
Proceeds from exercise of stock warrants and options	40,000	25,000	68,000
Repurchase of stock options/warrants	(45,000)	(14,000)	—
Repurchase of common stock	—	—	(135,000)

Net cash from financing activities	(8,474,000)	(7,021,000)	(5,487,000)

Net increase (decrease) in cash and cash equivalents	(2,191,000)	388,000	(1,656,000)
CASH AND CASH EQUIVALENTS,
beginning of year	10,312,000	9,924,000	11,580,000

CASH AND CASH EQUIVALENTS,
end of year	$8,121,000	$10,312,000	$9,924,000

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$2,500,000	$2,692,000	$2,428,000
Income taxes paid	$129,000	$88,000	$90,000
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of equipment with lease/debt financing	$5,940,000	$5,198,000	$6,010,000
Accrued dividends	$215,000	$157,000	$—
Income tax benefit from stock option exercise recorded to Additional paid-in capital	$994,000	$163,000	$158,000
See accompanying notes

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 1 — Business and Basis of Presentation
      Business — American Shared Hospital Services (the “Company”), a California corporation, provides Leksell Gamma Knife® (“Gamma Knife”) units to eighteen medical centers in Arkansas, California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Mississippi, Nevada, New Jersey, New Mexico, New York, Ohio, Pennsylvania, Texas and Wisconsin.
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
      OR21, Inc., is a wholly-owned subsidiary of the Company that will provide the product “The Operating Room for the 21st Centurysm”, which is currently under development.
      MedLeader.com, Inc., is a wholly-owned subsidiary of the Company that will provide continuing medical education online and through videos for doctors, nurses and other healthcare workers. This subsidiary is not operational at this time.
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
      Securities — The Company invests excess cash in short to intermediate term fixed income securities. It is the Company’s intent and ability to hold these securities until maturity and they are therefore regarded as held-to-maturity investments. As of December 31, 2004, the cost of these securities approximated fair market value, and they ranged in maturity up to six months.
      Restricted cash — Restricted cash represents the minimum cash that, by agreement, must be maintained in GK Financing LLC (GKF) to fund operations.
      Business and credit risk — The Company maintains its cash balances in financial institutions which exceed federally insured limits, and the Company’s securities are invested in short to intermediate term fixed income securities that are not insured. The Company has not experienced any losses and believes it is not exposed to any significant credit risk on cash, cash equivalents and securities.
      All of the Company’s revenue is provided by eighteen customers. These customers constitute accounts receivable at December 31, 2004. The Company performs credit evaluations of its customers and generally does not require collateral. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in any particular industry or geographic area.

American Shared Hospital Services
Notes to Consolidated Financial Statements — (Continued)
      Accounts receivable and doubtful accounts — Accounts receivable are recorded at net realizable value. An allowance for doubtful accounts is estimated based on historical collections plus an allowance for probable losses. Receivables are considered past due based on contractual terms and are charged off in the period that they are deemed uncollectible. Recoveries of receivables previously charged off are recorded when received.
      Accounting for majority-owned subsidiary — The Company accounts for GKF as a consolidated entity due to its 81% majority-equity interest.
      Property and equipment — Property and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, which for medical and office equipment is generally 3 — 15 years. The Company capitalized interest of $94,000 and $202,000 in 2004 and 2003, respectively, as costs of medical equipment.
      The Company leases Gamma Knife equipment to its customers under arrangements accounted for as operating leases. At December 31, 2004, the Company held equipment under operating lease contracts with customers with an original cost of $46,915,000 and accumulated depreciation of $19,010,000. At December 31, 2003, the Company held equipment under operating lease contracts with customers with an original cost of $43,710,000 and accumulated depreciation of $14,455,000.
      Revenue recognition — Revenue is recognized when services have been rendered and collectibility is reasonably assured. There are no guaranteed minimum payments. The Company’s contracts are typically for a ten year term and are classified as either fee per use or retail. Retail arrangements are further classified as either turn-key or net revenue sharing. Revenue from fee per use contracts is recorded on a gross basis as determined by each hospital’s contracted rate. Under turn-key arrangements, the Company receives payment from the hospital in the amount of its reimbursement from third party payors, and is responsible for paying all the operating costs of the Gamma Knife. Revenue is recorded on a gross basis and estimated based on historical experience and hospital contracts with third party payors. For net revenue sharing arrangements the Company receives a contracted percentage of the reimbursement received by the hospital less the operating expenses of the Gamma Knife. Revenue is recorded on a net basis and estimated based on historical experience. Any revenue estimates are reviewed periodically and adjusted as necessary. Revenue recognition is consistent with guidelines provided under EITF 99-19.
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
      Earnings per share — Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the year. Diluted earnings per share reflect the potential dilution that could occur if common shares were issued

American Shared Hospital Services
Notes to Consolidated Financial Statements — (Continued)
pursuant to the exercise of options or warrants. The following table illustrates the computations of basic and diluted earnings per share for the years ended December 31, 2004, 2003 and 2002.

	2004	2003	2002

Numerator for basic and diluted earnings per share	$1,985,000	$1,382,000	$1,102,000
Denominator:
Denominator for basic earnings per share — weighted-average shares	4,351,000	3,850,000	3,707,000
Effect of dilutive securities Employee stock options/warrants	750,000	1,238,000	1,324,000

Denominator for diluted earnings per share — adjusted weighted-average shares	$5,101,000	$5,088,000	$5,031,000

Earning per share — basic	$0.46	$0.36	$0.30

Earning per share — diluted	$0.39	$0.27	$0.22

      In 2004 options outstanding to purchase 16,500 shares of common stock at an exercise price of $5.50 per share were not included in the calculation of diluted earnings per share as the exercise price of the options was greater than the average market price of common stock during the year.
      In 2002, options outstanding to purchase 17,500 shares of common stock at $4.10 per share were not included in the computation of diluted earnings per share as the exercise price of the options was greater than the average market price of the common stock during the year.
      Reclassifications — Certain reclassifications have been made to the 2003 balances to conform with the 2004 presentation.
      Stock-based compensation — The Company has three stock-based employee compensation plans, which are described more fully in Note 7. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. For pro forma purposes, the estimated fair value of the Company’s options is amortized over the options’ vesting period, which is generally from one to five years.

	Years Ended December 31,

	2004	2003	2002

Net income, as reported	$1,985,000	$1,382,000	$1,102,000
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards (Note 7),
net of related tax effects	(9,000)	(3,000)	(36,000)

Proforma net income	$1,976,000	$1,379,000	$1,066,000

Earnings per share:
Basic — as reported	$0.46	$0.36	$0.30
Basic — pro forma	$0.45	$0.36	$0.29
Diluted — as reported	$0.39	$0.27	$0.22
Diluted — pro forma	$0.39	$0.27	$0.21

American Shared Hospital Services
Notes to Consolidated Financial Statements — (Continued)
      Fair value of financial instruments — The carrying amounts of financial instruments, including cash and cash equivalents, securities, restricted cash, accounts receivable, accounts payable, and other accrued liabilities approximated their fair value as of December 31, 2004 and 2003,because of the relatively short maturity of these instruments. The fair value of the Company’s various debt obligations, discounted at currently available interest rates was approximately $25,637,000 and $27,366,000 at December 31, 2004 and 2003, respectively.
      Business segment information — The Company, which engages in the business of leasing equipment to health care providers, has one reportable segment, the Gamma Knife that non-invasively treats malignant and benign brain tumors, vascular malformations and trigeminal neuralgia.
      Recent accounting pronouncements — In December 2003, the FASB issued FIN 46®: Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, which replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities (VIE). This Interpretation addresses consolidation by business enterprises of Variable Interest Entities. It defines a VIE as a corporation, partnership, trust, or any other legal structure used for the business purpose that either: a) the equity investment is not sufficient to allow the entity to finance its activities without additional financial support, b) the equity investors lack one or more of the following: 1. the ability to make decisions; 2. the obligation to absorb expected losses of the entity; or 3. the right to receive any returns of the entity, and, c) the equity investors have voting rights disproportionate to their economic interest, and the activities of the entity are conducted on behalf of an investor with a disproportionately small voting interest. This interpretation requires that existing unconsolidated VIE’s be consolidated by their primary beneficiaries. The Company does not have any VIE entities and accordingly the implementation of the Interpretation did not result in an impact on its financial statements.
      In December 2004, the FASB issued Statement No. 123R, Share-Based Payment. This statement replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement amends FASB Statement No. 95, Statement of Cash Flows. This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement requires that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. This Statement establishes fair value as the measurement objective in accounting for the cost of share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. This cost will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). The Company is required to adopt FASB Statement No. 123R in third quarter 2005. Based on the Company’s historical stock option awards, adoption of this statement will have minimal impact on the Company’s financial statements.
Note 3 — Property and Equipment
      Property and equipment consists of the following:

	December 31,

	2004	2003

Medical equipment and facilities	$49,336,000	$46,126,000
Office equipment	438,000	376,000
Deposits and construction in progress	4,499,000	1,463,000

	54,273,000	47,965,000
Accumulated depreciation	(20,001,000)	(15,137,000)

Net property and equipment	$34,272,000	$32,828,000

American Shared Hospital Services
Notes to Consolidated Financial Statements — (Continued)
Note 4 — Long-Term Debt
      Long-term debt consists primarily of 23 notes with financing companies, related to Gamma Knife construction and installation, totaling $25,486,000. These notes accrue interest at fixed annual rates between 8.05% and 10.95%, are payable in 60 to 84 monthly installments, mature between April 2005 and March 2010, and are collateralized by the respective Gamma Knife units. As of December 31, 2004 and December 31, 2003 the Company was in compliance with all debt covenants required under notes with its lenders. The following are contractual maturities of long-term debt by year at December 31, 2004:

Year ending December 31,
2005	$6,562,000
2006	9,533,000
2007	3,773,000
2008	2,718,000
2009	2,625,000
Thereafter	275,000

$25,486,000

      The Company’s primary lender, DVI Financial Services, Inc. (DVI), filed for Chapter 11 bankruptcy protection in August 2003, and all outstanding notes were assumed by another lender as successor servicer. The Company continues to make payments to the successor servicer on the outstanding note balances with DVI. The Company has secured financing for its current projects in progress and anticipates that it will be able to secure financing for those and future projects from these or other potential lending sources under comparable terms. Management believes that the financial condition of DVI will not have a material adverse effect on the Company’s financial position or results of operations.
Note 5 — Income Taxes
      Significant components of the Company’s deferred tax liabilities and assets as of December 31 are as follows:

	December 31,

	2004	2003

Deferred tax liabilities:
Fixed assets	$(5,548,000)	$(5,420,000)

Total deferred tax liabilities	(5,548,000)	(5,420,000)
Deferred tax assets:
Net operating loss carryforwards	4,418,000	3,806,000
Accrued reserves	263,000	90,000
Other — net	501,000	428,000

Total deferred tax assets	5,182,000	4,324,000

Net deferred tax liabilities	$(366,000)	$(1,096,000)

      The 2004 and 2003 tax provision reflects the deduction for tax purposes of non-qualified stock options exercised by the Company’s Chairman and Chief Executive Officer. The benefit of the tax deduction is reflected as a direct increase to equity and an increase in the deferred tax asset of $1,540,000 and $244,000 for 2004 and 2003 respectively, which is described more fully in Note 7.

American Shared Hospital Services
Notes to Consolidated Financial Statements — (Continued)
      The components of the provision for income taxes consist of the following:

	Years Ended December 31,

	2004	2003	2002

Current:
State	$47,000	$38,000	$90,000

Deferred:
Federal	296,000	649,000	282,000
State	69,000	100,000	83,000

	$412,000	$787,000	$455,000

      The provision for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (34% in 2004, 2003 and 2002) to income before taxes as follows:

	Years Ended December 31,

	2004	2003	2002

Computed expected tax	$815,000	$741,000	$529,000
State income taxes, net of federal benefit	144,000	127,000	91,000
Stock options	(547,000)	(81,000)	(167,000)
Other	—	—	2,000

	$412,000	$787,000	$455,000

      At December 31, 2004, the Company had a net operating loss carryforward for federal income tax return purposes of approximately $12,000,000 which expire between 2005 and 2024. A substantial part of this carryforward is subject to separate return limitations. The Company’s ability to utilize its net operating loss carryforwards and other deferred tax assets may be limited in the event of a 50% or more ownership change within any three-year period. Future federal net operating losses generated by the Company can be carried forward for 20 years.
Note 6 — Minority Interest
      The Minority interest liability reflects the 19% interest by the minority partner in the Company’s GK Financing, LLC subsidiary. The balance increases (decreases) by the minority partner’s share of the earnings (losses) in GK Financing, LLC, and is reduced by any cash distributions made to the minority partner, per the following table:

	Years Ended December 31,

	2004	2003	2002

Beginning balance	$1,731,000	$1,448,000	$1,165,000
Minority interest in GKF net income	983,000	928,000	831,000
Less: cash distributions	(399,000)	(645,000)	(548,000)

Minority interest	$2,315,000	$1,731,000	$1,448,000

Note 7 — Shareholders’ Equity

1984 Stock Option Plan
      Under the Company’s 1984 Stock Option Plan (the “Plan”), as amended, a total of 475,000 stock options were authorized for grant. The Plan terminated according to its terms on March 1, 1994. Options

American Shared Hospital Services
Notes to Consolidated Financial Statements — (Continued)
granted pursuant to the Plan generally had lives of 10 years from the date of grant, subject to earlier expiration in certain cases, such as termination of the grantee’s employment. All outstanding options under this Plan were exercised in 2002.

1995 Stock Option Plan
      The Company’s 1995 Stock Option Plan provides for nonqualified stock options and “incentive stock options.” Under the 1995 Plan, 330,000 common shares are reserved for awards to officers and other key employees, non-employee directors, and advisors. Provisions of the 1995 Stock Option Plan include an automatic grant to each non-employee director of options to purchase up to 4,000 shares annually on the date of the Company’s Annual Shareholder Meeting, at an exercise price equal to the market price of the Company’s common shares on that date, until the non-employee director has options for a total of 12,000 shares of the Company’s common stock in all Company plans. Directors who are appointed or elected to the Company’s Board of Directors on a date other than that of the Annual Shareholder Meeting receive a pro-rata grant of such options, at an exercise price equal to the market price of the Company’s common shares on the date of grant. At December 31, 2004, 74,000 options were available for grant under the 1995 Plan.
     2001 Stock Option Plan
      The Company’s 2001 Stock Option Plan, providing for nonqualified stock options and “incentive stock options,” was approved by the Company’s Board of Directors in October 2001. Under the 2001 Plan, 250,000 common shares are reserved for awards to officers of the Company, other key employees, non-employee directors, and advisors. Provisions of the 2001 Stock Option Plan include an automatic grant to each non-employee director of options to purchase up to 4,000 shares annually on the date of the Company’s Annual Shareholder Meeting, at an exercise price equal to the market price of the Company’s common shares on that date, until the non-employee director has options for a total of 12,000 shares of the Company’s common stock in all Company plans. Directors who are appointed or elected to the Company’s Board of Directors on a date other than that of the Annual Shareholder Meeting receive a pro-rata grant of such options, at an exercise price equal to the market price of the Company’s common shares on the date of grant. As of December 31, 2004, no stock options had been granted under the 2001 Stock Option Plan, as there are still options available under the 1995 Plan.

American Shared Hospital Services
Notes to Consolidated Financial Statements — (Continued)
      Changes in options outstanding under the Stock Option Plans from January 1, 2002 to December 31, 2004 are as follows:

		Weighted
	Number	Average
	of Options	Exercise Price

Balance at January 1, 2002	228,000	$1.943
Exercised	(40,000)	$1.631

Balance at December 31, 2002	188,000	$2.156

Granted	11,000	$5.272
Exercised	(10,000)	$2.400
Forfeited	(5,000)	$4.100
Repurchased	(5,000)	$3.000

Balance at December 31, 2003	179,000	$2.269

Granted	26,000	$5.475
Exercised	(15,000)	$2.478
Forfeited	(10,000)	$5.717
Repurchased	(12,000)	$3.494

Balance at December 31, 2004	168,000	$2.560

      The weighted average fair value of the options granted in 2004 was $1.88.

Shares and Options Issued to Officer
      On August 15, 1995, the Company’s Chairman and Chief Executive Officer was granted a ten-year, immediately exercisable option to purchase 1,495,000 common shares for an exercise price of $.01 per share for which the Company recorded compensation expense of $2,414,000. These options were granted to the officer as final consideration for personal guarantees of credit facilities and for continued employment with the Company. The officer exercised 846,000, 125,000 and 260,000 options during 2004, 2003 and 2002 respectively. The exercise in 2004 resulted in a $944,000 increase to additional paid in capital and a $1,540,000 increase in deferred tax assets. In 2003 the exercise resulted in a $163,000 increase to additional paid in capital and a $244,000 increase in deferred tax assets, and in 2002 the exercise resulted in a $158,000 increase in additional paid capital and a $158,000 increase in deferred tax assets.
      The following table summarizes information about all options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$0.010 - 0.010	264,000	0.67	$0.010	264,000	$0.010
1.625 - 1.688	100,000	0.67	1.626	100,000	1.626
3.000 - 4.100	43,000	4.77	3.189	43,000	3.189
4.570 - 6.050	24,000	9.03	5.284	4,000	4.570

$0.010 - 6.050	431,000	1.60	$1.000	411,000	$0.782

American Shared Hospital Services
Notes to Consolidated Financial Statements — (Continued)
      At December 31, 2004 and 2003, 411,000 and 1,280,000 options, respectively, were vested and exercisable. Options issued to non-employee directors vest one year after their issuance. The vesting period for all other options issued under the Company’s plans is determined by the Board of Directors at the time the options are issued. Options awarded to employees during 2003 and 2004 vest between one and five years.

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

	2004	2003	2002*

Expected life (years)	10.0	10.0	N/A
Expected volatility	37.0%	29.0%	N/A
Risk-free interest rate	4.5%	4.3%	N/A

*	Weighted-average assumptions are not applicable in 2002 because there were no options granted during the period ended December 31, 2002.

Repurchase of Common Stock, Common Stock Warrants and Stock Options
      In 1999 and 2001, the Board of Directors approved resolutions authorizing the Company to repurchase up to a total of 1,000,000 shares of its own stock on the open market. There were no shares repurchased on the open market during the years ending December 31, 2002 through December 31, 2004. The Company repurchased 42,000 common shares from the Company’s Chairman and Chief Executive Officer during the year ending December 31, 2002. As the Company’s stock has no par value, the entire repurchase price of the stock is recorded as a reduction to common stock.
      In 2004 and 2003, the Company repurchased 12,000 and 5,000 options respectively under the 1995 stock option plan from former employees. The repurchase of the options is recorded as a reduction in additional paid-in-capital.

Dividends
      In January, April, July and October of 2004 the Company paid dividends of $0.04, $0.04, $0.0425 and $0.045 per share respectively. In December 2004 the Company declared dividends of $0.045 per share, payable in January 2005. The Company paid dividends of $0.16 per share and $0.12 per share in the years ended December 31, 2003 and December 31, 2002, respectively.

American Shared Hospital Services
Notes to Consolidated Financial Statements — (Continued)
Note 8 — Retirement Plan
      In 2002, the Company amended its defined-contribution retirement plan (the “Plan”) to allow for a matching safe harbor contribution. For 2004, the Board of Directors elected to match participant deferred salary contributions up to a maximum of 4% of the participant’s annual compensation. Matching contributions must be invested in shares of the Company’s stock. Discretionary profit sharing contributions are allowed under the Plan in years that the Board does not elect a safe harbor match. The Company contributed $33,000 and $38,000 to the Plan for the safe harbor match for the years ended December 31, 2003 and December 31, 2002, respectively, and has accrued $35,000 for the estimated safe harbor matching contribution for the year ended December 31, 2004.
Note 9 — Operating Leases
      The Company leases office space and equipment under operating leases expiring at various dates through 2006.
      Future minimum payments under noncancelable operating leases having initial terms of more than one year consisted of the following at December 31, 2004:

Year ending December 31,
2005	303,000
2006	199,000

$502,000

      Payments for repair and maintenance agreements incorporated in operating lease agreements are included in the future minimum operating lease payments shown above.
      Rent expense was $323,000, $315,000, and $350,000 for the years ended December 31, 2004, 2003 and 2002, respectively, and includes the above operating leases as well as month-to-month rental and certain executory costs.
      The Company subleases a portion of its office space to two third parties for approximately $2,000 per month under sub-sublease agreements that expire in May 2006.
      In 2001 The Company entered into an agreement to sublease office space that expired in September 2002. Rental income received under this agreement was $170,000 for the year ended December 2002.
Note 10 — Commitments and Contingencies
      Under the terms of existing Gamma Knife quotation agreements, the Company is committed to purchase Gamma Knife equipment for $7,630,000 when the equipment is placed in service at each customer location. At December 31, 2004, the Company had $3,790,000 in deposits related to these purchase commitments which are classified as construction in progress.
Note 11 — Major Customers
      Revenues from the Company’s Gamma Knife segment were provided by eighteen customers in 2004, seventeen customers in 2003, and fourteen customers in 2002.
      In 2004 and 2003 no individual customers exceeded 10% of the Company’s total revenue. In 2002, revenue from two individual customers of $1,709,000 and $1,614,000, respectively, exceeded 10% of the Company’s total revenue.
Note 12 — Subsequent Events
      The Company’s 19th Gamma Knife unit, a 10 year turn-key retail contract at Baptist Hospital of East Tennessee, became operational in January 2005.