Form 10-Q
period 2005-03-31
AMERICAN SHARED HOSPITAL SERVICES
filed 2005-05-13
CIK 744825

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005 or

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

As of May 2, 2005, there are outstanding 4,828,840 shares of the Registrant’s common stock.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
ASSETS	Mar. 31, 2005	Dec. 31, 2004

Current assets:
Cash and cash equivalents	$7,842,000	$8,121,000
Restricted cash	50,000	50,000
Securities	967,000	957,000
Accounts receivable, net of allowance for doubtful accounts of $170,000 in 2005 and $170,000 in 2004	2,735,000	2,950,000
Prepaid expenses and other assets	585,000	594,000
Deferred tax assets	263,000	0

Total current assets	12,442,000	12,672,000

Property and equipment:

Medical equipment and facilities	52,346,000	49,282,000
Office equipment	439,000	492,000
Deposits and construction in progress	3,695,000	4,499,000

	56,480,000	54,273,000

Accumulated depreciation and amortization	(21,240,000)	(20,001,000)

Net property & equipment	35,240,000	34,272,000

Other assets	159,000	162,000

Total assets	$47,841,000	$47,106,000

LIABILITIES AND	(unaudited)	(audited)
SHAREHOLDERS’ EQUITY	Mar. 31, 2005	Dec. 31, 2004

Current liabilities:
Accounts payable	$261,000	$282,000
Accrued dividends	218,000	215,000
Other accrued liabilities	968,000	896,000

Current portion of long-term debt	6,406,000	6,562,000
Current portion of obligations under capital leases	271,000	0

Total current liabilities	8,124,000	7,955,000

Long-term debt, less current portion	16,643,000	18,924,000
Obligations under capital leases, less current portion	2,085,000	0
Deferred income taxes	761,000	366,000
Minority interest	2,418,000	2,315,000

Shareholders’ equity:
Common stock, without par value:
authorized shares - 10,000,000; issued
& outstanding shares, 4,828,840 in 2005 and 4,776,173 in 2004	9,247,000	9,238,000
Additional paid-in capital	4,488,000	4,410,000
Retained earnings	4,075,000	3,898,000

Total shareholders’ equity	17,810,000	17,546,000

Total liabilities and shareholders’ equity	$47,841,000	$47,106,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months ended March 31,

	2005	2004

Medical services revenue	$4,449,000	$4,229,000

Costs of revenue:

Maintenance and supplies	255,000	203,000

Depreciation and amortization	1,292,000	1,178,000

Other direct operating costs	610,000	653,000

	2,157,000	2,034,000

Gross Margin	2,292,000	2,195,000

Selling and administrative expense	921,000	766,000

Interest expense	535,000	612,000

Operating income	836,000	817,000

Interest and other income	43,000	23,000

Minority interest expense	(274,000)	(251,000)

Income before income taxes	605,000	589,000

Income tax expense	210,000	219,000

Net income	$395,000	$370,000

Net income per share:

Earnings per common share — basic	$0.08	$0.09

Earnings per common share — assuming dilution	$0.08	$0.07

Basic shares	4,829,000	3,923,000
Diluted shares	5,130,000	5,104,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months ended March 31,

	2005	2004

Operating activities:
Net income	$395,000	$370,000

Adjustments to reconcile net cash provided by operating activities:

Depreciation and amortization	1,315,000	1,198,000

Deferred income taxes	210,000	153,000

Minority interest in consolidated subsidiaries	274,000	251,000

Changes in operating assets and liabilities:

Receivables	215,000	36,000

Prepaid expenses and other assets	5,000	(147,000)

Accounts payable and accrued liabilities	51,000	(17,000)

Net cash from operating activities	2,465,000	1,844,000

Investing activities:
Purchase of property and equipment (net of financing)	(503,000)	(176,000)

Investment in securities	(10,000)	0

Net cash from investing activities	(513,000)	(176,000)

Financing activities:
Payment of dividends	(215,000)	(157,000)

Payment received for exercise of options	9,000	13,000

Distribution to minority owners	(171,000)	(38,000)

Payment for repurchase of stock	0	(45,000)

Principal payments on long-term debt and capitalized leases	(1,854,000)	(1,691,000)

Net cash from financing activities	(2,231,000)	(1,918,000)

Net change in cash and cash equivalents	(279,000)	(250,000)

Cash and cash equivalents at beginning of period	8,121,000	10,312,000

Cash and cash equivalents at end of period	$7,842,000	$10,062,000

Supplemental cash flow disclosure:
Cash paid during the period for:

Interest	$535,000	$599,000

Income taxes	$77,000	$66,000

Schedule of non-cash investing and financing activities
Acquisition of equipment with lease/debt financing	$1,773,000	$0

Accrued dividends	$218,000	$157,000

Income tax benefit from exercise of stock options	$78,000	$52,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly American Shared Hospital Services’ consolidated financial position as of March 31, 2005 and the results of its operations for the three month periods ended March 31, 2005 and 2004, which results are not necessarily indicative of results on an annualized basis. Consolidated balance sheet amounts as of December 31, 2004 have been derived from audited financial statements.

     These unaudited consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2004 included in the Company’s 10-K filed with the Securities and Exchange Commission.

     These financial statements include the accounts of American Shared Hospital Services (the “Company”) and its wholly-owned subsidiaries: OR21, Inc. (“OR21”); MedLeader.com, Inc. (“MedLeader”); American Shared Radiosurgery Services (“ASRS”); and ASRS majority-owned subsidiary, GK Financing, LLC (“GK Financing”).

     The Company through its majority-owned subsidiary, GK Financing, provided Gamma Knife units to nineteen medical centers as of March 31, 2005 in Arkansas, California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Mississippi, Nevada, New Jersey, New Mexico, New York, Tennessee, Ohio, Pennsylvania, Texas and Wisconsin.

     All significant intercompany accounts and transactions have been eliminated in consolidation.

     Certain reclassifications have been made to the 2004 balances to conform with the 2005 presentation.

Note 2. Per Share Amounts

     Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding. For the three months ended March 31, 2005 basic earnings per share was computed using 4,829,000 common shares and diluted earnings per share was computed using 5,130,000 common shares and equivalents. For the three months ended March 31, 2004 basic earnings per share was computed using 3,923,000 common shares and diluted earnings per share was computed using 5,104,000 common shares and equivalents. The increase in common shares used in the basic earnings per shared calculation in 2005 compared to 2004 is the result of stock options exercised, primarily in third quarter 2004. This is explained in more detail in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

	Quarter Ended March 31
	2005	2004
Net income, as reported	$395,000	$370,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,000)	0

Pro forma net income	$393,000	$370,000

Earnings per share:
Basic-as reported	$0.08	$0.09
Basic-pro forma	$0.08	$0.09
Diluted-as reported	$0.08	$0.07
Diluted-pro forma	$0.08	$0.07

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This quarterly report to the Securities and Exchange Commission may be deemed to contain certain forward-looking statements with respect to the financial condition, results of operations and future plans of American Shared Hospital Services, which involve risks and uncertainties including, but not limited to, the risks of the Gamma Knife business. Further information on potential factors that could affect the financial condition, results of operations and future plans of American Shared Hospital Services is included in the filings of the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 16, 2005.

     Medical services revenue increased $220,000 to $4,449,000 for the three month period ended March 31, 2005 from $4,229,000 for the three month period ended March 31, 2004. The increase is primarily due to the addition of one new Gamma Knife unit that commenced operation during first quarter 2005 and the addition of one new Gamma Knife unit that commenced operation in third quarter 2004, and was partially offset by an 8% decrease in revenue at Gamma Knife centers in operation more than one year.

     The Company had nineteen Gamma Knife units in operation at March 31, 2005 compared to seventeen at March 31, 2004. Fourteen of the Company’s customers are under fee-per-use contracts, and five customers are under retail arrangements. Retail arrangements are further classified as either turn-key or net revenue sharing. Revenue from fee per use contracts is recorded on a gross basis as determined by each hospital’s contracted rate. Under turn-key arrangements, the Company receives payment from the hospital in the amount of its reimbursement from third party payors, and is responsible for paying all the operating costs of the Gamma Knife. Revenue is recorded on a gross basis and estimated based on historical experience and hospital contacts with third party payors. For net revenue sharing arrangements the Company receives a contracted percentage of the reimbursement received by the hospital less the operating expenses of the Gamma Knife. Revenue is recorded on a net basis and estimated based on historical experience.

     The number of Gamma Knife procedures increased by 12 to 575 in first quarter 2005 from 563 in the same quarter in the prior year. This increase was due to the addition of one new Gamma Knife unit that commenced operation during first quarter 2005 and one new Gamma Knife unit that commenced operation during third quarter 2004, and was partially offset by a decrease of 7% in procedures at Gamma Knife units in operation more than one year.

     Total costs of revenue increased $123,000 to $2,157,000 for the three month period ended March 31, 2005 from $2,034,000 for the three month period ended March 31, 2004. Maintenance and supplies increased by $52,000 for the three month period ended March 31, 2005 compared to the same period in the prior year, primarily due to an increase in the number of Gamma Knife units covered under maintenance contract. There were seventeen Gamma Knife units covered under maintenance contract as of March 31, 2005 compared to fourteen as of March 31, 2004. Depreciation and amortization increased by $114,000 for the three month period ended March 31, 2005 compared to the same period in the prior year due to the addition of one new Gamma Knife unit that started during first quarter 2005 and one new Gamma Knife unit that started during third quarter 2004. Other direct operating costs decreased $43,000 for the three month period ended March 31, 2005 compared to the same period in the prior year primarily due to lower site specific marketing and promotion costs which offset increased operating costs related to the addition of a new retail Gamma Knife site in first quarter 2005.

     Selling and administrative costs increased by $155,000 to $921,000 for the three month period ended March 31, 2005 from $766,000 for the three month period ended March 31, 2004. This increase was primarily due to increased marketing and business development costs, the Company’s second Gamma Knife User’s Group meeting which was held in February 2005, and an increase in contributions.

     Interest expense decreased by $77,000 to $535,000 for the three month period ended March 31, 2005 from $612,000 for the three month period ended March 31, 2004 primarily due to lower interest expense on the debt relating to the more mature Gamma Knife units, partially offset by additional interest expense relating to the financing of the two new Gamma Knife units in first quarter 2005 and third quarter 2004. The mature units have lower interest expense because interest expense decreases as the outstanding principal balance of each loan is reduced. In addition, the financing on the more recent Gamma Knife units is at lower interest rates than the older loans.

     Interest and other income increased by $20,000 to $43,000 for the three month period ended March 31, 2005 from $23,000 for the three month period ended March 31, 2004 primarily due to increased interest income as a result of higher interest rates on invested cash balances.

     Minority interest increased by $23,000 to $274,000 for the three month period ended March 31, 2005 from $251,000 for the three month period ended March 31, 2004 due to increased profitability of GK Financing. Minority interest represents the 19% interest of GK Financing owned by a third party.

     Income tax expense decreased by $9,000 to $210,000 in the first quarter 2005 compared to $219,000 in the first quarter 2004. The Company recorded a 40% income tax provision in both first quarter 2005 and first quarter 2004, however income tax expense was less in 2005 because of a larger tax benefit recognized in 2005 due to the exercise of previously expensed options to purchase common stock. The effective income tax rate was reduced to approximately 35% in first quarter 2005 due to an income tax benefit of $32,000 that was recorded for the exercise of 50,000 previously expensed options compared to an effective income tax rate of approximately 37% in first quarter 2004 due to a similar exercise of 25,000 options. These income tax benefits are the result of compensation expense that was recognized when the options were granted in 1995.

     The Company had net income of $395,000 ($0.08 per diluted share) for the three month period ended March 31, 2005 compared to net income of $370,000 ($0.07 per diluted share) in the same period in the prior year. The increase was primarily due to the addition of the two new Gamma Knife units in first quarter 2005 and third quarter 2004 and lower interest expense, partially offset by increased selling and administrative costs.

Liquidity and Capital Resources

     The Company had cash and cash equivalents of $7,842,000 at March 31, 2005 compared to $8,121,000 at December 31, 2004. The Company’s cash position decreased by $279,000 primarily due to capital expenditures of $503,000 and payment of shareholder dividends of $215,000.

     During first quarter 2005, the Company paid quarterly dividends of $215,000, or $0.045 per share, that had been declared in fourth quarter 2004. On March 17, 2005 the Company declared a quarterly dividend of $0.045 per share to shareholders of record on April 4, 2005, which resulted in a reduction in retained earnings of $217,000 in first quarter 2005. The dividends are payable to shareholders on April 15, 2005.

     The Company as of March 31, 2004 had shareholders’ equity of $17,810,000, working capital of $4,318,000 and total assets of approximately $47,841,000.

     The Company has scheduled interest and principal payments under its debt obligations of approximately $8,445,000 during the next 12 months. The Company believes that its cash flow from operations and cash resources are adequate to meet its scheduled debt obligations during the next 12 months.

     In the first quarter 2005, the Company entered into a capital lease obligation collateralized by Gamma Knife equipment and construction. This obligation has a stated interest rate of 7.94%, is payable in 84 monthly payments of $37,335 and matures in January 2012.

     The Company invests its cash primarily in money market or similar funds and high quality short to intermediate-term fixed income securities in order to maximize current income while minimizing the potential for principal erosion. A portion of these investments are classified as securities on the balance sheet and are considered held-to-maturity investments because it is the company’s ability and intent to hold these securities until maturity.

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

             None.

Item 3. Defaults Upon Senior Securities.

             None.

Item 4. Submission of Matters to a Vote of Securities Holders.

             None.

Item 5. Other Information.

             None.

Item 6. Exhibits and Reports on Form 8-K.

             (a) Exhibits

                  The following exhibits are filed herewith:

Exhibit Number	Description
10.18a	Amendment to Lease Agreement for a Gamma Knife unit effective December 13, 2003 by and between Methodist Healthcare System of San Antonio, Ltd., d/b/a Southwest Texas Methodist Hospital and GK Financing, LLC.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             (b) Reports on Form 8-K

                 None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SHARED HOSPITAL SERVICES
Registrant

Date: May 13, 2005	/s/ Ernest A. Bates, M.D.

Ernest A. Bates, M.D.
Chairman of the Board and Chief Executive Officer

Date: May 13, 2005	/s/ Craig K. Tagawa

Craig K. Tagawa
Senior Vice President
Chief Operating and Financial Officer