Form 10-Q
period 2005-06-30
AMERICAN SHARED HOSPITAL SERVICES
filed 2005-08-12
CIK 744825

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005 or

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
Registrant’s telephone number, including area code: (415) 788-5300
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Securities Exchange Act Rule 12b-2). Yes ☐ No ☑
As of August 1, 2005, there are outstanding 4,853,840 shares of the Registrant’s common stock.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$7,509,000	$8,121,000
Restricted cash	50,000	50,000
Securities	1,258,000	957,000
Accounts receivable, net of allowance for for doubtful accounts of $220,000 in 2005 and $170,000 in 2004	2,956,000	2,950,000
Prepaid expenses and other assets	543,000	594,000
Current deffered tax assets	263,000	0

Total current assets	12,579,000	12,672,000

Property and equipment:

Medical equipment and facilities	55,196,000	49,282,000
Office equipment	440,000	492,000
Deposits and construction in progress	2,535,000	4,499,000

	58,171,000	54,273,000

Accumulated depreciation and amortization	(22,598,000)	(20,001,000)

Net property & equipment	35,573,000	34,272,000

Other assets	163,000	162,000

Total assets	$48,315,000	$47,106,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$648,000	$282,000
Employee compensation and benefits	158,000	88,000
Accrued dividends	231,000	215,000
Other accrued liabilities	855,000	808,000

Current portion of long-term debt	6,535,000	6,562,000
Current portion of long-term capital leases	277,000	0

Total current liabilities	8,704,000	7,955,000

Long-term debt, less current portion	16,181,000	18,924,000
Long-term capital leases, less current portion	2,014,000	0

Deferred income taxes	923,000	366,000
Minority interest	2,477,000	2,315,000
Shareholders’ equity:
Common stock, without par value: authorized shares - 10,000,000; issued & outstanding shares, 4,853,840 in 2005 and 4,776,173 in 2004	9,247,000	9,238,000
Additional paid-in capital	4,533,000	4,410,000
Retained earnings	4,236,000	3,898,000

Total shareholders’ equity	18,016,000	17,546,000

Total liabilities and shareholders’ equity	$48,315,000	$47,106,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED INCOME STATEMENT
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
Revenue:
Medical services	$4,730,000	$4,114,000	$9,179,000	$8,343,000

Costs and expenses:
Costs of revenue:

Maintenance and supplies	262,000	219,000	517,000	422,000

Depreciation and amortization	1,341,000	1,178,000	2,633,000	2,356,000

Other direct operating costs	829,000	599,000	1,439,000	1,252,000

	2,432,000	1,996,000	4,589,000	4,030,000

Gross margin	2,298,000	2,118,000	4,590,000	4,313,000

Selling and administrative expense	933,000	762,000	1,854,000	1,528,000

Interest expense	511,000	562,000	1,046,000	1,174,000

Operating income	854,000	794,000	1,690,000	1,611,000

Interest and other income	57,000	20,000	100,000	43,000

Minority interest	(287,000)	(246,000)	(561,000)	(497,000)

Income before income taxes	624,000	568,000	1,229,000	1,157,000

Income tax expense	233,000	179,000	443,000	398,000

Net income	$391,000	$389,000	$786,000	$759,000

Earnings per share:

Basic	$0.08	$0.10	$0.16	$0.19

Diluted	$0.08	$0.08	$0.15	$0.15

Basic shares	4,854,000	3,958,000	4,841,000	3,941,000
Diluted shares	5,135,000	5,062,000	5,133,000	5,083,000
See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED CASH FLOWS STATEMENT
(Unaudited)

	Six Months ended June 30,
	2005	2004
Operating activities:
Net income	$786,000	$759,000

Adjustments to reconcile net cash provided by operating activities:

Depreciation and amortization	2,680,000	2,399,000

Deferred income taxes	418,000	297,000

Minority interest in consolidated subsidiaries	561,000	497,000

Changes in operating assets and liabilities:

Receivables	(6,000)	(87,000)

Prepaid expenses and other assets	36,000	(99,000)

Accounts payable and accrued liabilities	483,000	50,000

Net cash from operating activities	4,958,000	3,816,000

Investing activities:
Purchase of property and equipment (net of financing)	(778,000)	(501,000)

Investment in securities	(301,000)	0

Net cash from investing activities	(1,079,000)	(501,000)

Financing activities:
Principal payments on long-term debt and capitalized leases	(3,668,000)	(3,822,000)

Distribution to minority owners	(399,000)	(114,000)

Payment for stock/option repurchase	0	(45,000)

Payment received for exercise of stock options	9,000	12,000

Payment of dividends	(433,000)	(314,000)

Net cash from financing activities	(4,491,000)	(4,283,000)

Net change in cash and cash equivalents	(612,000)	(968,000)

Cash and cash equivalents at beginning of period	8,121,000	10,312,000

Cash and cash equivalents at end of period	$7,509,000	$9,344,000

Supplemental cash flow disclosure:
Cash paid during the period for:

Interest paid	$1,046,000	$1,284,000

Income taxes paid	$101,000	$101,000

Schedule of noncash investing and financial activities:
Acquisition of equipment with lease/debt financing	$3,189,000	$775,000

Accrued dividends	$231,000	$171,000

Income tax benefit from exercise of stock options and warrants	$124,000	$172,000
See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly American Shared Hospital Services’ consolidated financial position as of June 30, 2005 and the results of its operations for the three and six month periods ended June 30, 2005 and 2004, which results are not necessarily indicative of results on an annualized basis. Consolidated balance sheet amounts as of December 31, 2004 have been derived from audited financial statements.
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
     The Company through its majority-owned subsidiary, GK Financing, provides Gamma Knife units to twenty medical centers as of June 30, 2005 in Arkansas, California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Mississippi, Nevada, New Jersey, New Mexico, New York, Tennessee, Ohio, Pennsylvania, Texas and Wisconsin.
     All significant intercompany accounts and transactions have been eliminated in consolidation.
     Certain reclassifications have been made to the 2004 balances to conform with the 2005 presentation.
Note 2. Per Share Amounts
     Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding. For the three and six months ended June 30, 2005 basic earnings per share was computed using 4,854,000 and 4,841,000 common shares, respectively, and diluted earnings per share was computed using 5,135,000 and 5,133,000 common shares and equivalents, respectively. For the three and six months ended June 30, 2004 basic earnings per share was computed using 3,958,000 and 3,941,000 common shares, respectively, and diluted earnings per share was computed using 5,062,000 and 5,083,000 common shares and equivalents, respectively. The increase in common shares used in the basic earnings per shared calculation in 2005 compared to 2004 is the result of stock options exercised, primarily in third quarter 2004.

Note 3. Stock-based Compensation
     The Company has two stock-based employee compensation plans, the 1995 and 2001 Stock Option Plans. The Company accounts for those plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. For pro forma purposes, the estimated fair value of the Company’s options is amortized over the options’ vesting period.

	Three months ended June 30		Six Months Ended June 30
	2005	2004	2005	2004

Net income, as reported	$391,000	$389,000	$786,000	$759,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	($6,000)	$0	($8,000)	$0

Pro forma net income	$385,000	$389,000	$778,000	$759,000

Earnings per share:
Basic-as reported	$0.08	$0.10	$0.16	$0.19
Basic-pro forma	$0.08	$0.10	$0.16	$0.19
Diluted-as reported	$0.08	$0.08	$0.15	$0.15
Diluted-pro forma	$0.07	$0.08	$0.15	$0.15
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This quarterly report to the Securities and Exchange Commission may be deemed to contain certain forward-looking statements with respect to the financial condition, results of operations and future plans of American Shared Hospital Services, which involve risks and uncertainties including, but not limited to, the risks of the Gamma Knife business. Further information on potential factors that could affect the financial condition, results of operations and future plans of American Shared Hospital Services is included in the filings of the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and the definitive Proxy Statement for the Annual Meeting of Shareholders held on June 16, 2005.
     Medical services revenue increased $616,000 and $836,000 to $4,730,000 and $9,179,000 for the three and six month periods ended June 30, 2005 from $4,114,000 and $8,343,000 for the three and six month periods ended June 30, 2004, respectively. The increase for the three and six month periods is primarily due to the addition of three new Gamma Knife units that have commenced operation since second quarter 2004, including one that commenced operation during second quarter 2005. The revenue increase for the six month period was due to the inclusion of three additional Gamma Knife units that commenced operation since second quarter 2004, which was partially offset by a 4% decrease in revenue at Gamma Knife centers in operation more than one year.
     The Company had twenty Gamma Knife units in operation at June 30, 2005 compared to seventeen at June 30, 2004. Fifteen of the Company’s customers are under fee-per-use contracts, and five customers are under retail arrangements. Retail arrangements are further classified as either turn-key or net revenue sharing. Revenue from fee per use contracts is recorded on a gross basis as determined by each hospital’s contracted rate. Under turn-key arrangements, the Company receives payment from the hospital in the amount of its reimbursement from third party payors, and is responsible for paying all the operating costs of the Gamma Knife. Revenue is recorded on a gross basis and estimated based on historical experience and hospital contracts with third party payors. For net revenue sharing arrangements the Company receives a contracted percentage of the reimbursement received by the hospital less the operating expenses of the Gamma Knife. Revenue is recorded on a net basis and estimated based on historical experience.
     The number of Gamma Knife procedures increased by 24% to 636 and by 13% to 1,211 for the three and six month periods ended June 30, 2005 from 513 and 1,076 for the three and six month periods ended June 30, 2004, respectively. This increase was due to the addition of three new Gamma Knife units that commenced operation after second quarter 2004, including one new Gamma Knife unit that commenced operation during second quarter 2005, as well as a 12% and 2% increase in procedures performed at Gamma Knife units in operation more than one year for the three and six month periods ended June 30, 2005 compared to the same periods in the prior year, respectively.
     Total costs of revenue increased $436,000 and $559,000 to $2,432,000 and $4,589,000 for the three and six month periods ended June 30, 2005 from $1,996,000 and $4,030,000 for the three and six months periods ended June 30, 2004. Maintenance and supplies increased by $43,000 and $95,000 for the three and six month periods ended June 30, 2005 compared to the same periods in the prior year, primarily due to an increase in the number of Gamma Knife units covered under maintenance contract. There were seventeen Gamma Knife units covered under maintenance contract as of June 30, 2005 compared to fifteen as of June 30, 2004. Depreciation and amortization increased by $163,000 and $277,000 for the three and six month periods ended June 30, 2005 compared to the same periods in the prior year due to the addition of three new Gamma Knife units that commenced operation since second quarter 2004, including one that began operation during second quarter 2005. Other direct operating costs increased $230,000 and $187,000 for the three and six month periods ended June 30, 2005 compared to the same periods in the prior year. For both the three and six month periods, this increase is primarily due to increases in insurance and property taxes because of additional Gamma Knife units, an increase in training costs, and an increase from two to three in the number of turn-key revenue agreements where the Company is responsible for paying all the direct operating costs. For the six month period, the increase was partially offset by lower site specific marketing and promotion costs.
     Selling and administrative costs increased by $171,000 and $326,000 to $933,000 and $1,854,000 for the three and six month periods ended June 30, 2005 from $762,000 and

$1,528,000 for the three and six month periods ended June 30, 2004. For both the three and six month periods, the increase was primarily due to increased marketing and business development costs. For the six month period the increase is also due to the Company’s second Gamma Knife User’s Group meeting which was held in February 2005, and an increase in contributions.
     Interest expense decreased by $51,000 and $128,000 to $511,000 and $1,046,000 for the three and six month periods ended June 30, 2005 from $562,000 and $1,174,000 for the three and six month periods ended June 30, 2004 primarily due to lower interest expense on the debt relating to the more mature Gamma Knife units, partially offset by additional interest expense relating to the financing of the three new Gamma Knife units that commenced operation after second quarter 2004. The mature units have lower interest expense because interest expense decreases as the outstanding principal balance of each loan is reduced. In addition, the financing on the more recent Gamma Knife units is at lower interest rates than the older loans.
     Interest and other income increased by $37,000 and $57,000 to $57,000 and $100,000 for the three and six month periods ended June 30, 2005 from $20,000 and $43,000 for the three and six month periods ended June 30, 2004 primarily due to increased interest income as a result of higher interest rates on invested cash balances.
     Minority interest increased by $41,000 and $64,000 to $287,000 and $561,000 for the three and six month periods ended June 30, 2005 from $246,000 and $497,000 for the three and six month periods ended June 30, 2004 due to increased profitability of GK Financing. Minority interest represents the 19% interest of GK Financing owned by a third party.
     Income tax expense increased by $54,000 and $45,000 to $233,000 and $443,000 for the three and six month periods ended June 30, 2005 compared to $179,000 and $398,000 for the three and six month periods ended June 30, 2004. For the three and six month periods, the Company recorded a 40% income tax provision in both 2005 and 2004. However, the effective income tax rate was reduced to approximately 37% and 36% for the three and six month periods ended June 30, 2005 compared to 32% and 34% for the same periods in the prior year, respectively, due to income tax benefits that were recognized on the exercise of previously expensed options to purchase common stock. For the three month period ended June 30, 2005 an income tax benefit of $16,000 was recorded for the exercise of 25,000 previously expensed options, compared to an income tax benefit of $49,000 on the exercise of 75,000 previously expensed options for the same period in the prior year. For the six month period ended June 30, 2005 an income tax benefit of $49,000 was recorded for the exercise of 75,000 previously expensed options, compared to an income tax benefit of $65,000 on the exercise of 100,000 previously expensed options for the same period in the prior year. These income tax benefits are the result of compensation expense that was recognized when the options were granted in 1995.
     The Company had net income of $391,000 ($0.08 per diluted share) and $786,000 ($0.15 per diluted share) for the three and six month periods ended June 30, 2005 compared to net income of $389,000 ($0.08 per diluted share) and $759,000 ($0.15 per diluted share) for the same periods in the prior year. The increase for both the three and six month periods was primarily due to revenue from the addition of three new Gamma Knife units since second quarter 2004 and lower interest expense, partially offset by increased selling and administrative costs and higher income tax expense.
Liquidity and Capital Resources
     The Company had cash and cash equivalents of $7,509,000 at June 30, 2005 compared to $8,121,000 at December 31, 2004. The Company’s cash position decreased by $612,000 primarily due to capital expenditures of $778,000 and payment of shareholder dividends of $433,000.
     During first and second quarters 2005, the Company paid quarterly dividends of $215,000 ($0.045 per share) and $218,000 ($0.045 per share), respectively. On June 16, 2005 the Company declared a quarterly dividend of $0.0475 per share to shareholders of record on July 1, 2005, which resulted in a reduction in retained earnings of $231,000 in second quarter 2005. The dividends are payable to shareholders on July 15, 2005.
     The Company as of June 30, 2005 had shareholders’ equity of $18,016,000, working capital of $3,875,000 and total assets of approximately $48,315,000.
     The Company has scheduled interest and principal payments under its debt obligations of approximately $8,629,000 during the next 12 months. The Company has a $6,000,000 line of credit, renewable annually, available as needed for equipment purchases and working capital. Amounts drawn against the line of credit are secured by the Company’s cash invested with the bank. At June 30, 2005 there were no amounts drawn against the line of credit. The Company believes that its cash flow from operations and cash resources are adequate to meet its scheduled debt obligations during the next 12 months.
     In first quarter 2005, the Company entered into a capital lease obligation collateralized by Gamma Knife equipment and construction. This obligation has a stated interest rate of 7.94%, is payable in 84 monthly payments of $37,335 and matures in January 2012.
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
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Securities Holders.
The Company’s Annual Shareholder Meeting (“Meeting”) was held on June 16, 2005. There were present in person or by proxy at said Meeting shareholders voting 4,631,064 shares that represented 95.9% of the 4,828,840 shares outstanding and entitled to vote at the Meeting, which represented a quorum. At the meting, the shareholders:
1)	Voted on the Election of Directors as follows:

Nominee	For	Abstained
Ernest A. Bates, M.D.	4,584,039	47,025
Ernest R. Bates	4,583,939	47,125
Olin C. Robison	4,583,039	48,025
John F. Ruffle	4,583,139	47,925
Stanley S. Trotman, Jr.	4,584,939	46,125
2)	Voted on the ratification of Moss Adams, LLP as the Company’s independent accountants for the year ending December 31, 2005. There were 4,599,069 votes for, 22,145 votes against and 9,850 votes abstained.

Moss Adams, LLP was ratified as the Company’s independent accountants for the year ending December 31, 2005.
Item 5. Other Information.
     None.
Item 6. Exhibits and Reports on Form 8-K.
(a)	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Description
10.46	Lease Agreement for a Gamma Knife unit dated as of March 21, 2003 between GK Financing, LLC and Northern Westchester Hospital Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)

10.47	Addendum Four to Lease Agreement for a Gamma Knife unit effective as of December 1, 2002 between GK Financing, LLC and Hoag Memorial Hospital Presbyterian.

10.48	Line of credit agreement between American Shared Hospital Services and Bank of America dated July 1, 2004 and related amendments No. 1 and No. 2 dated June 23, 2005.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K

The following report on Form 8-K was filed during the three months ended June 30, 2005:

Form 8-K dated and filed May 3, 2005 relating to a press release announcing the Company’s preliminary financial results for its first quarter of fiscal year 2005.
The following reports on Form 8-K were filed after June 30, 2005:
Form 8-K dated and filed July 5, 2005 announcing an increase in its existing line of credit with Bank of America.

Form 8-K dated and filed July 26, 2005 relating to a press release announcing the Company’s preliminary financial results for its second quarter of fiscal year 2005.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMERICAN SHARED HOSPITAL SERVICES
Registrant

Date: August 12, 2005	/s/ Ernest A. Bates, M.D.
Ernest A. Bates, M.D.
Chairman of the Board and Chief Executive Officer

Date: August 12, 2005	/s/ Craig K. Tagawa
Craig K. Tagawa
Senior Vice President Chief Operating and Financial Officer