Form 10-Q
period 2005-09-30
AMERICAN SHARED HOSPITAL SERVICES
filed 2005-11-14
CIK 744825

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005 or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ________________.
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
     Yes [  ] No [X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes [  ] No [X]
As of October 1, 2005, there are outstanding 5,018,885 shares of the Registrant’s common stock.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)	LIABILITIES AND	(unaudited)	(audited)
ASSETS	September 30, 2005	December 31, 2004	SHAREHOLDERS' EQUITY	September 30, 2005	December 31, 2004

Current assets:			Current liabilities:
Cash and cash equivalents	$3,759,000	$8,121,000	Accounts payable	$278,000	$282,000
Restricted cash	50,000	50,000	Employee compensation and benefits	223,000	88,000
Securities	4,525,000	957,000	Accrued dividends	238,000	215,000
Accounts receivable, net of allowance for			Other accrued liabilities	987,000	808,000
doubtful accounts of $170,000 in 2005
and $170,000 in 2004	3,482,000	2,950,000
Prepaid expenses and other assets	429,000	594,000	Current portion of long-term debt	6,240,000	6,562,000
Current deferred tax assets	263,000	0	Current portion of long-term capital leases	355,000	0

Total current assets	12,508,000	12,672,000	Total current liabilities	8,321,000	7,955,000

			Long-term debt, less current portion	16,584,000	18,924,000
Property and equipment:			Long-term capital leases, less current portion	2,459,000	0
Medical equipment and facilities	58,753,000	49,282,000	Deferred income taxes	671,000	366,000
Office equipment	538,000	492,000	Minority interest	2,436,000	2,315,000
Deposits and construction in progress	507,000	4,499,000	Shareholders' equity:

	59,798,000	54,273,000	Common stock, without par value:
Accumulated depreciation and			authorized shares - 10,000,000; issued
amortization	(23,942,000)	(20,001,000)	& outstanding shares, 5,018,885 in 2005

Net property & equipment	35,856,000	34,272,000	and 4,776,173 in 2004	9,306,000	9,238,000
			Additional paid-in capital	4,274,000	4,410,000
Other assets	186,000	162,000	Retained earnings	4,499,000	3,898,000

			Total shareholders' equity	18,079,000	17,546,000

Total assets	$48,550,000	$47,106,000	Total liabilities and shareholders' equity	$48,550,000	$47,106,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED INCOME STATEMENT
(Unaudited)

	Three months ended Sep. 30,		Nine months ended Sep. 30,
	2005	2004	2005	2004
Revenue:
Medical services	$4,402,000	$4,136,000	$13,581,000	$12,479,000

Costs and expenses:
Costs of revenue:

Maintenance and supplies	261,000	203,000	778,000	625,000
Depreciation and amortization	1,320,000	1,199,000	3,953,000	3,555,000
Other direct operating costs	629,000	504,000	2,068,000	1,756,000

	2,210,000	1,906,000	6,799,000	5,936,000

Gross margin	2,192,000	2,230,000	6,782,000	6,543,000
Selling and administrative expense	794,000	817,000	2,648,000	2,345,000
Interest expense	531,000	553,000	1,577,000	1,727,000

Operating income	867,000	860,000	2,557,000	2,471,000
Interest and other income	29,000	21,000	129,000	64,000
Minority interest	(263,000)	(267,000)	(824,000)	(764,000)

Income before income taxes	633,000	614,000	1,862,000	1,771,000
Income tax expense (benefit)	131,000	(226,000)	574,000	172,000

Net income	$502,000	$840,000	$1,288,000	$1,599,000

Earnings per share:

Basic	$0.10	$0.18	$0.26	$0.38
Diluted	$0.10	$0.16	$0.26	$0.31
See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED CASH FLOWS STATEMENT
(Unaudited)

	Nine months ended Sep. 30,
	2005	2004
Operating activities:
Net income	$1,288,000	$1,599,000

Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	4,032,000	3,621,000
Deferred income taxes	487,000	58,000
Minority interest in consolidated subsidiaries	824,000	764,000
Changes in operating assets and liabilities:
Receivables	(532,000)	(614,000)
Prepaid expenses and other assets	119,000	(6,000)
Accounts payable and accrued liabilities	310,000	91,000

Net cash from operating activities	6,528,000	5,513,000

Investing activities:
Purchase of property and equipment (net of financing)	171,000	135,000
Investment in securities	(3,568,000)	0

Net cash from investing activities	(3,397,000)	135,000

Financing activities:
Principal payments on long-term debt and capitalized leases	(5,613,000)	(5,634,000)
Distribution to minority owners	(703,000)	(304,000)
Payment for stock/option repurchase	(670,000)	(45,000)
Payment received for exercise of stock options	157,000	20,000
Payment of dividends	(664,000)	(485,000)

Net cash from financing activities	(7,493,000)	(6,448,000)

Net change in cash and cash equivalents	(4,362,000)	(800,000)
Cash and cash equivalents at beginning of period	8,121,000	10,312,000

Cash and cash equivalents at end of period	$3,759,000	$9,512,000

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest paid	$1,577,000	$1,868,000
Income taxes paid	$162,000	$120,000

Schedule of noncash investing and financial activities:
Acquisition of equipment with lease/debt financing	$5,765,000	$3,790,000
Accrued dividends	$238,000	$214,000
Income tax benefit from exercise of stock options and warrants	$445,000	$965,000
See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1.      Basis of Presentation
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly American Shared Hospital Services’ consolidated financial position as of September 30, 2005 and the results of its operations for the three and nine month periods ended September 30, 2005 and 2004, which results are not necessarily indicative of results on an annualized basis. Consolidated balance sheet amounts as of December 31, 2004 have been derived from audited financial statements.
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
     The Company through its majority-owned subsidiary, GK Financing, provides Gamma Knife units to twenty-one medical centers as of September 30, 2005 in Arkansas, California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Mississippi, Nevada, New Jersey, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas and Wisconsin.
     All significant intercompany accounts and transactions have been eliminated in consolidation.
     Certain reclassifications have been made to the 2004 balances to conform with the 2005 presentation.
Note 2.      Per Share Amounts
     Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding. For the three and nine months ended September 30, 2005 basic earnings per share was computed using 5,018,000 and 4,901,000 common shares, respectively, and diluted earnings per share was computed using 5,048,000 and 4,971,000 common shares and equivalents, respectively. For the three and nine months ended September 30, 2004 basic earnings per share was computed using 4,755,000 and 4,214,000 common shares, respectively, and diluted earnings per share was computed using 5,119,000 and 5,097,000 common shares and equivalents, respectively. The increase in common shares used in the basic earnings per share calculation in 2005 compared to 2004 is the result of stock options exercised, primarily in third quarter 2004.

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

	Three months ended Sept. 30		Nine Months Ended Sept. 30
	2005	2004	2005	2004

Net income, as reported	$502,000	$840,000	$1,288,000	$1,599,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	($6,000)	$0	($14,000)	$0

Pro forma net income	$496,000	$840,000	$1,274,000	$1,599,000

Earnings per share:
Basic-as reported	$0.10	$0.18	$0.26	$0.38
Basic-pro forma	$0.10	$0.18	$0.26	$0.38
Diluted-as reported	$0.10	$0.16	$0.26	$0.31
Diluted-pro forma	$0.10	$0.16	$0.26	$0.31

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
     Medical services revenue increased $266,000 and $1,102,000 to $4,402,000 and $13,581,000 for the three and nine month periods ended September 30, 2005 from $4,136,000 and $12,479,000 for the three and nine month periods ended September 30, 2004, respectively. The increase for the three and nine month periods is primarily due to the addition of three new Gamma Knife units that commenced operation during 2005, including one that commenced operation during third quarter 2005. The revenue increase for the nine month period was due to the inclusion of four additional Gamma Knife units that commenced operation since second quarter 2004.

     The Company had twenty-one Gamma Knife units in operation at September 30, 2005 compared to eighteen at September 30, 2004. Fifteen of the Company’s customers are under fee-per-use contracts, and six customers are under retail arrangements. Retail arrangements are further classified as either turn-key or net revenue sharing. Revenue from fee per use contracts is recorded on a gross basis as determined by each hospital’s contracted rate. Under turn-key arrangements, the Company receives payment from the hospital in the amount of its reimbursement from third party payors, and is responsible for paying all the operating costs of the Gamma Knife. Revenue is recorded on a gross basis and estimated based on historical experience and hospital contracts with third party payors. For net revenue sharing arrangements the Company receives a contracted percentage of the reimbursement received by the hospital less the operating expenses of the Gamma Knife. Revenue is recorded on a net basis and estimated based on historical experience.
     The number of Gamma Knife procedures increased by 8% to 597 and by 11% to 1,808 for the three and nine month periods ended September 30, 2005 from 552 and 1,628 for the three and nine month periods ended September 30, 2004, respectively. This increase was due to the addition of three new Gamma Knife units that commenced operation during 2005, including one new Gamma Knife unit that commenced operation during third quarter 2005. There were minor changes in the number of procedures performed at Gamma Knife units in operation more than one year, for both the three month period and the nine month period ended September 30, 2005, compared to the same periods in the prior year.
     Total costs of revenue increased $304,000 and $863,000 to $2,210,000 and $6,799,000 for the three and nine month periods ended September 30, 2005 from $1,906,000 and $5,936,000 for the three and nine months periods ended September 30, 2004. Maintenance and supplies increased by $58,000 and $153,000 for the three and nine month periods ended September 30, 2005 compared to the same periods in the prior year, primarily due to an increase in the number of Gamma Knife units covered under maintenance contract. There were eighteen Gamma Knife units covered under maintenance contract as of September 30, 2005 compared to sixteen as of September 30, 2004. Depreciation and amortization increased by $121,000 and $398,000 for the three and nine month periods ended September 30, 2005 compared to the same periods in the prior year primarily due to the addition of three new Gamma Knife units that commenced operation during 2005, including one that began operation during third quarter 2005. Other direct operating costs increased $125,000 and $312,000 for the three and nine month periods ended September 30, 2005 compared to the same periods in the prior year. For both the three and nine month periods, these increases are primarily due to additional Gamma Knife turn-key revenue agreements where the Company is responsible for paying all the direct operating costs, and are partially offset by lower site specific marketing and promotion costs. There are four turn-key revenue agreements in effect at September 30, 2005 compared to two at September 30, 2004.
     Selling and administrative costs decreased by $23,000 and increased by $303,000 to $794,000 and $2,648,000 for the three and nine month periods ended September 30, 2005 from

$817,000 and $2,345,000 for the three and nine month periods ended September 30, 2004. For the three month period the decrease is due to reduced payroll costs partially due to the resignation of a sales person, and partially due to higher employer paid payroll taxes in third quarter 2004 relating to option exercises. For the nine month period, the increase was primarily due to increased marketing and business development costs, investor relations costs, contributions and costs of the Company’s second Gamma Knife User’s Group meeting which was held in February 2005.
     Interest expense decreased by $22,000 and $150,000 to $531,000 and $1,577,000 for the three and nine month periods ended September 30, 2005 from $553,000 and $1,727,000 for the three and nine month periods ended September 30, 2004 primarily due to lower interest expense on the debt relating to the more mature Gamma Knife units, partially offset by additional interest expense relating to the financing of the four new Gamma Knife units that commenced operation after second quarter 2004. The mature units have lower interest expense because interest expense decreases as the outstanding principal balance of each loan is reduced. In addition, the financing on the more recent Gamma Knife units is at lower interest rates than the older loans.
     Interest and other income increased by $8,000 and $65,000 to $29,000 and $129,000 for the three and nine month periods ended September 30, 2005 from $21,000 and $64,000 for the three and nine month periods ended September 30, 2004 primarily due to increased interest income as a result of higher interest rates on invested cash balances.
     Minority interest decreased by $4,000 and increased by $60,000 to $263,000 and $824,000 for the three and nine month periods ended September 30, 2005 from $267,000 and $764,000 for the three and nine month periods ended September 30, 2004. Since minority interest represents the 19% interest of GK Financing owned by a third party, the decrease in the three month period and increase in the nine month period reflect the reduced or increased profitability respectively of GK Financing.
     Income tax expense increased by $357,000 and $402,000 to $131,000 and $574,000 for the three and nine month periods ended September 30, 2005 compared to an income tax benefit of $226,000 for the three month period and income tax expense of $172,000 for the nine month period ended September 30, 2004. For the three and nine month periods, the Company recorded a 40% income tax provision in both 2005 and 2004. However, the effective income tax rate was reduced to approximately 21% and 31% for the three and nine month periods ended September 30, 2005 compared to an income tax benefit and a 10% effective income tax rate for the same periods in the prior year, respectively. This is due to income tax benefits that were recognized on the exercise of previously expensed options to purchase common stock. For the three month period ended September 30, 2005 an income tax benefit of $123,000 was recorded for the exercise of 189,000 previously expensed options, compared to an income tax benefit of $472,000 on the exercise of 730,000 previously expensed options for the same period in the prior year. For the nine month period ended September 30, 2005 an income tax benefit of $171,000 was recorded for the exercise of 264,000 previously expensed options, compared to an income tax benefit of $537,000 on the exercise of 830,000 previously expensed options for the same period in the prior year. These income tax benefits are the result of compensation expense that was recognized when the options were granted in 1995.

     The Company had net income of $502,000 ($0.10 per diluted share) and $1,288,000 ($0.26 per diluted share) for the three and nine month periods ended September 30, 2005 compared to net income of $840,000 ($0.16 per diluted share) and $1,599,000 ($0.31 per diluted share) for the same periods in the prior year. The decrease for both the three and nine month periods was primarily due to higher income tax expense as the result of lower income tax benefits on the exercise of stock options.
Liquidity and Capital Resources
     The Company had cash and cash equivalents of $3,759,000 at September 30, 2005 compared to $8,121,000 at December 31, 2004. The Company’s cash position decreased by $4,362,000 primarily due to $3,568,000 of cash invested in securities, payment of shareholder dividends of $664,000, and $670,000 on the repurchase of the Company’s common stock or options to purchase common stock.
     During the nine month period ended September 30, 2005, the Company paid quarterly dividends of $215,000 ($0.045 per share), $218,000 ($0.045 per share), and $231,000 ($0.0475 per share) in first, second and third quarters, respectively. On September 23, 2005 the Company declared a quarterly dividend of $0.0475 per share payable on October 17 to shareholders of record on October 3, 2005, which resulted in a reduction in retained earnings of $238,000 in third quarter 2005.
     The Company as of September 30, 2005 had shareholders’ equity of $18,079,000, working capital of $4,187,000 and total assets of approximately $48,550,000.
     The Company has scheduled interest and principal payments under its debt obligations of approximately $7,668,000 during the next 12 months. In third quarter 2005, the Company entered into a capital lease obligation collateralized by existing Gamma Knife equipment. This obligation has a stated interest rate of 7.74%, is payable in 84 monthly payments, and matures in September 2012. The company has scheduled capital lease payments of approximately $557,000 during the next 12 months. The Company believes that its cash flow from operations and cash resources are adequate to meet its scheduled debt and capital lease obligations during the next 12 months.
     The Company has a $6,000,000 line of credit, renewable annually, available as needed for equipment purchases and working capital. Amounts drawn against the line of credit are secured by the Company’s cash invested with the bank. At September 30, 2005 there were no amounts drawn against the line of credit.
     The Company invests its cash primarily in money market or similar funds and high quality short to intermediate-term fixed income securities in order to maximize current income while minimizing the potential for principal erosion. A portion of these investments are classified as securities on the balance sheet and are considered held-to-maturity investments because it is the Company’s ability and intent to hold these securities until maturity. At September 30, 2005 these investments were primarily AAA rated or better government and corporate bonds with maturity dates from one year to approximately 18 months.

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
                           None.
Item 3.              Defaults Upon Senior Securities.
                           None.
Item 4.              Submission of Matters to a Vote of Securities Holders.
Item 5.              Other Information.
                           None.
Item 6.              Exhibits and Reports on Form 8-K.
                         (a)        Exhibits
                                      The following exhibits are filed herewith:

Exhibit Number	Description
10.22a	Addendum to Lease Agreement for a Gamma Knife unit effective April 1, 2005 between GK Financing, LLC and New England Medical Center Hospitals, Inc. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)

10.49	Lease Agreement for a Gamma Knife unit dated as of May 28, 2004 between GK Financing, LLC and Mercy Health Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)

Exhibit Number	Description
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
                         (b)       Reports on Form 8-K
The following report on Form 8-K was filed during the three months ended September 30, 2005:
Form 8-K dated and filed July 26, 2005 relating to a press release announcing the Company’s preliminary financial results for its second quarter of fiscal year 2005.
The following reports on Form 8-K were filed after September 30, 2005:
Form 8-K dated and filed October 27, 2005 relating to a press release announcing the Company’s preliminary financial results for its second quarter of fiscal year 2005.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMERICAN SHARED HOSPITAL SERVICES
Registrant

Date: November 14, 2005	/s/ Ernest A. Bates, M.D.
Ernest A. Bates, M.D.
Chairman of the Board and Chief Executive Officer

Date: November 14, 2005	/s/ Craig K. Tagawa
Craig K. Tagawa
Senior Vice President Chief Operating and Financial Officer