Form 10-K
period 2005-12-31
AMERICAN SHARED HOSPITAL SERVICES
filed 2006-03-31
CIK 744825

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☑	Annual Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act of 1934
For The Fiscal Year Ended December 31, 2005
or

☐	Transition Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act of 1934
For The Transition Period From                      to                      .
Commission file number 1-08789

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
Pacific Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer  ☐           Accelerated Filer  ☐           Non-accelerated Filer  ☑
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2005, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $21,993,000.
Number of shares of common stock of the registrant outstanding as of March 10, 2006: 5,018,885.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

PART I
ITEM 1.
BUSINESS
GENERAL
American Shared Hospital Services (“ASHS” and, together with its subsidiaries, the “Company”) provides Gamma Knife stereotactic radiosurgery services to twenty-one (21) medical centers in eighteen (18) states. The Company provides these services through its 81% indirect interest in GK Financing, LLC, a California limited liability company (“GKF”). The remaining 19% of GKF is owned by GKV Investments, Inc., a wholly owned U.S. subsidiary of Elekta AG, a Swedish company (“Elekta”). Elekta is the manufacturer of the Leksell Gamma Knife® (the “Gamma Knife”). GKF is a non-exclusive provider of alternative financing services for Elekta in the United States and Brazil. Gamma Knife services accounted for 100% of the Company’s revenue in 2005.
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
GAMMA KNIFE OPERATIONS
Gamma Knife stereotactic radiosurgery, a non-invasive procedure, is an alternative to conventional brain surgery or can be an adjunct to conventional brain surgery. Compared to conventional surgery, Gamma Knife surgery usually involves shorter patient hospitalization, lower risk of complications and can be provided at a lower cost. Typically, Gamma Knife patients resume their pre-surgical activities one or two days after treatment. The Gamma Knife treats patients with 201 single doses of gamma rays that are focused with great precision on small and medium size, well circumscribed and critically located structures in the brain. The Gamma Knife delivers the concentrated dose of gamma rays from 201 sources of Cobalt-60 housed in the Gamma Knife. The 201 Cobalt-60 sources converge at the target area and deliver a dose that is high enough to destroy the diseased tissue without damaging surrounding healthy tissue.
The Gamma Knife treats selected malignant brain tumors, benign brain tumors, trigeminal neuralgia (facial pain) and arteriovenous malformations. Research is being conducted to determine whether the Gamma Knife can be effective in the treatment of epilepsy and other functional disorders.

As of December 31, 2005, there were 103 Gamma Knife sites in the United States and 234 units in operation worldwide. An estimated percentage breakdown of Gamma Knife procedures performed in the U.S. by indications treated is as follows: malignant (44%) and benign (29%) brain tumors, functional disorders (14%) and vascular disorders (13%).
The Company, as of March 10, 2006, has twenty-one (21) Gamma Knife units operating at twenty-one (21) sites in the United States. The Company’s first Gamma Knife commenced operation in September 1991. The Company’s Gamma Knife units performed approximately 2,400 procedures in 2005 for a cumulative total of approximately 14,000 procedures through December 31, 2005.
Gamma Knife revenue for the Company during the five (5) years ended December 31, and the percentage of total revenue of the Company represented by the Gamma Knife for each of the last five years, are set forth below:

Year Ended	Total Gamma Knife	Gamma Knife/
December 31,	Revenue (in thousands)	Total Revenue
2005	$18,231	100.0%
2004	$16,389	100.0%
2003	$16,178	100.0%
2002	$13,366	100.0%
2001	$11,758	100.0%
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
GKF’s profits and/or losses and any cash distributions are allocated based on membership interests. GKF’s Operating Agreement requires that it have a cash reserve of at least $50,000 before cash distributions are made to its members. From inception to December 31, 2005, GKF has distributed $17,010,000 to the Company and $3,990,000 to the minority partner.
Additional information on our operations can be found in Item 6–“Selected Financial Data”, Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 of our consolidated financial statements beginning on page [A-8] of this report.
CUSTOMERS
The Company’s current business is the outsourcing of Gamma Knife stereotactic radiosurgery services. The Company typically provides the Gamma Knife equipment, as well as planning, installation, reimbursement and marketing support services. Customers usually pay the Company on a fee per use basis. The market for these services primarily consists of major urban medical centers. The Gamma Knife business is capital intensive. The total cost of a Gamma Knife facility usually ranges from $3 million to $4 million, including equipment, site construction and installation. The Company pays for the Gamma Knife and the medical center generally pays for site and installation costs. The following is a listing of the Company’s current sites as of March 10, 2006:

Customer	Original Term	Year Contract
Existing sites	of Contract	Began	Basis of Payment
UCSF Medical Center	10 years (1)	1991	Fee per use
San Francisco, California
Hoag Memorial Hospital Presbyterian	10 years	1997	Fee per use
Newport Beach, California
Southwest Texas Methodist Hospital	10 years	1998	Fee per use
San Antonio, Texas
Yale New Haven Ambulatory Services Corporation	10 years	1998	Revenue sharing
New Haven, Connecticut
Kettering Medical Center	10 years	1999	Fee per use
Kettering, Ohio
New England Medical Center	10 years	1999	Fee per use
Boston, Massachusetts
University of Arkansas for Medical Sciences	15 years	1999	Revenue sharing
Little Rock, Arkansas
Froedtert Memorial Lutheran Hospital	10 years	1999	Fee per use
Milwaukee, Wisconsin
JFK Medical Center	10 years	2000	Fee per use
Edison, New Jersey
Sunrise Hospital and Medical Center	10 years	2001	Fee per use
Las Vegas, Nevada
Central Mississippi Medical Center	10 years	2001	Fee per use
Jackson, Mississippi
OSF Saint Francis Medical Center	10 years	2001	Fee per use
Peoria, Illinois
Bayfront Medical Center	10 years	2002	Fee per use
St. Petersburg, Florida
Mercy Medical Center	10 years	2002	Fee per use
Rockville Center, New York
The Johns Hopkins Hospital	10 years	2003	Revenue Sharing
Baltimore, Maryland
Baptist Medical Center	8 years	2003	Revenue Sharing
Jacksonville, Florida
Albuquerque Regional Medical Center	10 years	2003	Fee per use
Albuquerque, New Mexico
Lehigh Valley Hospital	10 years	2004	Fee per use
Allentown, Pennsylvania
Baptist Hospital of East Tennessee	10 years	2005	Revenue Sharing
Knoxville, Tennessee
Northern Westchester Hospital	10 years	2005	Fee per use
Mt. Kisco, New York
Mercy Health Center	10 years	2005	Revenue Sharing
Oklahoma City, Oklahoma

(1)	The UCSF contract has been extended with a current expiration date in 2011.
The Company currently has no sites under development.
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
No individual customers accounted for more than 10% of the Company’s revenue in 2005, 2004 and 2003.
MARKETING
The Company markets its services through its preferred provider status with Elekta and a direct sales effort. From April 2003 to March 2004, the direct sales effort was executed by the Company’s Chief Executive and Chief Operating Officers. Since March 2004, the Company has had a Director of Sales to lead the direct sales effort. The major advantages to a health care provider in contracting with the Company for Gamma Knife services include:
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
FINANCING
The Company’s Gamma Knife business is operated through GKF. Through 2003, GKF funded its existing Gamma Knife units with loans from a single lender, DVI Financial Services Inc. (“DVI”), for 100% of the cost of each Gamma Knife, plus any sales tax, customs and duties. Alternative lenders were utilized for financing the Company’s Gamma Knife units that opened during 2004 and 2005. The loans are predominantly fully amortized over an 84-month period. The loans are collateralized by the Gamma Knife, customer contracts and accounts receivable, and are without recourse to the Company and Elekta.
DVI filed for Chapter 11 bankruptcy protection during 2003, and all the Company’s loans with DVI were subsequently assumed by another lender as successor servicer. The Company continues to make payments to the successor servicer on these outstanding note balances. Management believes that the financial condition of DVI has not had a materially adverse effect on the Company’s financial position or results of operations.
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
The Company’s ability to secure additional customers for Gamma Knife services is dependent on its ability to effectively compete against (i) Elekta, the manufacturer of the Gamma Knife, (ii) manufacturers of other radiosurgery devices (primarily modified linear accelerators), and (iii) other companies that outsource Gamma Knife services. The Company does not have an exclusive relationship with Elekta and has previously lost sales to customers that chose to purchase a Gamma Knife directly from Elekta. The Company may continue to lose future sales to such customers and may also lose sales to the Company’s competitors.
GOVERNMENT REGULATION
The Company’s Gamma Knife customers receive payments for patient care from federal government and private insurer reimbursement programs. Currently in the United States, Gamma Knife services are performed on an in-patient and on an out-patient basis. Gamma Knife patients with Medicare as their primary insurer and treated on either an in-patient or out-patient basis, comprise an estimated 20% to 35% of the total Gamma Knife patients treated.

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
The Gamma Knife APC rate is modified periodically but the total reimbursement amount has remained fairly constant. However, effective January 1, 2006, the Medicare outpatient reimbursement rate for Gamma Knife procedures is scheduled to increase approximately 28% compared to the 2005 rate of reimbursement. The Company has four contracts from which its revenue is directly affected by changes in payment rates under the APC system. Some of the Company’s fee per use customers treat patients on an out-patient basis and may also experience an increase in Medicare payment in 2006.
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

EMPLOYEES
At December 31, 2005, the Company employed twelve (12) people on a full-time basis. None of these employees is subject to a collective bargaining agreement and there is no union representation within the Company. The Company maintains various employee benefit plans and believes that its employee relations are good.
EXECUTIVE OFFICERS OF THE COMPANY
The following table provides current information concerning those persons who serve as executive officers of the Company. The executive officers were appointed by the Board of Directors and serve at the discretion of the Board of Directors.

Name:	Age:	Position:

Ernest A. Bates, M.D.	69	Chairman of the Board of Directors and Chief Executive Officer
Craig K. Tagawa	52	Senior Vice President — Chief Operating and Financial Officer
Ernest A. Bates, M.D., founder of the Company, has served in the positions listed above since the incorporation of the Company. He is currently Vice Chairman of the Board of Trustees of The Johns Hopkins University, a member of the Board of Trustees at the University of Rochester, a member of the Board of Overseers of the University of California at San Francisco School of Nursing, a member of the Board of Directors of Copia and the Capital Campaign Chairman and a Board Member of the Museum of African Diaspora. Dr. Bates is also a member of the State of California Commission for Jobs and Economic Growth, a member of the Board of Directors of Salzburg Seminar, a board member of the Center for Fastercures-Milken Institute and a member of the Brookings Institution. Dr. Bates is a graduate of The Johns Hopkins University and the University of Rochester School of Medicine.
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
AVAILABLE INFORMATION
Our Internet address is www.ashs.com. We make available free of charge through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information contained on our Internet website is not part of this document.
ITEM 1a.
RISK FACTORS
In addition to the other information in this report, the following factors could affect our future business, results of operations, cash flows or financial position, and could cause future results to differ materially from those expressed in any of the forward-looking statements contained in this report.
The Company’s Capital Investment in Each Gamma Knife Unit is Substantial
Each Gamma Knife unit requires a substantial capital investment. In some cases, we contribute additional funds for capital costs and/or annual operating and equipment related costs such as marketing, maintenance, insurance and property taxes. Due to the structure of our contracts with medical centers, there can be no assurance that these costs will be fully recovered or that we will earn a satisfactory return on our investment.
The Market for the Gamma Knife is Limited
There is a limited market for the Gamma Knife. Due to the substantial costs of acquiring a Gamma Knife unit, we must identify medical centers that possess neurosurgery and radiation oncology departments capable of performing a large number of Gamma Knife procedures. As of December 31, 2005 there were 103 operating Gamma Knife units in the United States, of which 21 units are owned by us, and 234 units in operation worldwide. There can be no assurance that we will be successful in placing additional units at a significant number of sites in the future.
The Company Has a High Level of Debt
The Company’s business is capital intensive and it has traditionally financed each Gamma Knife with debt. The combined long term debt and present value of capital leases totals $25,082,000 and is collateralized by the Gamma Knife units and other assets, including accounts receivable and future proceeds from any contract between the Company and any end user of the financed equipment. This high level of debt may adversely affect the Company’s ability to secure additional credit in the future, and as a result may affect operations and profitability. If default on debt occurs in the future, the Company’s creditors would have the ability to accelerate the defaulted loan, to seize the Gamma Knife unit with respect to which default has occurred, and to apply any collateral they may have at the time to cure the default.
The Market is Competitive
There are currently three companies (in addition to our company) that actively provide alternative, non-conventional Gamma Knife financing to potential customers. We believe there are no competitor companies that currently have more than six Gamma Knife units in operation. The Company’s relationship with Elekta, the manufacturer of the Leksell Gamma Knife unit, is non-exclusive, and in the past the Company has lost sales to customers that chose to purchase a Gamma Knife unit directly from Elekta. In addition, the Company may continue to lose future sales to such customers and may also lose future sales to its competitors. There can be no assurance that the Company will be able to successfully compete against others in placing future units.
There Are Alternatives to the Gamma Knife
There are several methods of radiosurgery (including the modified linear accelerator) as well as conventional neurosurgery that compete against the Gamma Knife. Each of the medical centers targeted by the Company could decide to acquire another radiosurgery modality instead of a Gamma Knife. In addition, neurosurgeons who are primarily responsible for referring patients for Gamma Knife surgery may not be willing to make such referrals for various reasons, instead opting for invasive surgery. There can be no assurance that the Company will be able to secure a sufficient number of future sites or Gamma Knife procedures to sustain its profitability and growth.
The Company’s Revenue Could Decline if Federal Reimbursement Rates are Lowered
The amount reimbursed to medical centers for each Gamma Knife treatment may decline in the future. The reimbursement decrease may come from federally mandated programs (i.e., Medicare and Medicaid) or other third party payor groups. Fifteen of the Company’s existing contracts are reimbursed by the medical center to the Company on a fee per use basis. The primary risk under this type of contract is that the actual volume of procedures could be less than projected. However, a significant reimbursement rate reduction may result in the Company restructuring certain of its existing contracts. There are also six contracts where the Company receives revenue based directly on the amount of reimbursement received for procedures performed. Revenue under those contracts and any future contracts with revenue based directly on reimbursement amounts will be impacted by any reimbursement rate change. Some of the Company’s future contracts for Gamma Knife services may have revenue based on such reimbursement rates instead of a fee for service basis. There can be no assurance that future changes in healthcare regulations and reimbursement rates will not directly or indirectly adversely affect the Company’s Gamma Knife revenue.
New Technology and Products Could Result in Equipment Obsolescence
There is constant change and innovation in the market for highly sophisticated medical equipment. New and improved medical equipment can be introduced that could make the Gamma Knife technology obsolete and that would make it uneconomical to operate. During 2000, Elekta introduced an upgraded Gamma Knife which costs approximately $3.6 million plus applicable tax and duties. This upgrade includes an Automatic Positioning System™ (“APS”), and therefore involves less health care provider intervention. In early 2005, Elekta introduced a new upgrade, the model 4C. Twelve of our existing Gamma Knife units include APS and eight of our existing Gamma Knife units are upgradeable. The cost to upgrade existing units to the new model 4C Gamma Knife with APS is estimated to be approximately $200,000 to $1,000,000, depending on the current Gamma Knife configuration. The failure to acquire or use new technology and products could have a material adverse effect on our business and results of operations.
Our Contract With Elekta May Limit Our Activities
ASHS owns 81% of GKF and the minority interest is owned by Elekta. The operating agreement governing GKF contains restrictions on our ability to engage in financing

“...alternative stereotactic radiosurgery equipment to the Gamma Knife.” In the past, we and Elekta have had different interpretations of the scope of this restriction in the operating agreement. If Elekta’s position were to prevail, this provision may limit the activities that ASHS undertakes in the future.
ITEM 2.
PROPERTIES
The Company’s corporate offices are located at Four Embarcadero Center, Suite 3700, San Francisco, California, where it subleases approximately 4,100 square feet for $24,258 per month. This sublease runs through May 2006. A portion of the office space is subleased through May 2006 to two third parties for approximately $2,000 per month. The Company anticipates that it will remain in its current office space through a new direct lease upon the expiration of its current sublease.
For the year ended December 31, 2005 the Company’s aggregate net rental expenses for all properties and equipment were approximately $386,000.
ITEM 3.
LEGAL PROCEEDINGS
There are no material pending legal proceedings involving the Company or any of its property. The Company knows of no legal or administrative proceedings against the Company contemplated by governmental authorities.
ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to a vote of the Company’s security holders through the solicitation of proxies or otherwise during the fourth quarter of 2005.
PART II
ITEM 5.
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common shares, no par value (the “Common Shares”), are currently traded on the American Stock Exchange and the Pacific Exchange. The table below sets forth the high and low closing sale prices of the Common Shares of the Company on the American Stock Exchange Consolidated Reporting System for each full quarter for the last two fiscal years.

	Prices for Common Shares
Quarter Ending	High	Low
March 31, 2004	$7.79	$5.55
June 30, 2004	$7.24	$5.35
September 30, 2004	$5.62	$4.25
December 31, 2004	$6.15	$4.70
March 31, 2005	$6.23	$5.40
June 30, 2005	$6.28	$5.23
September 30, 2005	$6.17	$5.71
December 31, 2005	$7.35	$5.80
The Company estimates that there were approximately 2,500 beneficial holders of its Common Shares at December 31, 2005.
The Board of Directors authorized in March 1999 the repurchase of up to 500,000 shares of the Company’s Common Stock in the open market from time to time at prevailing prices. Approximately 484,000 shares have been repurchased in the open market pursuant to that authorization at a cost of approximately $1,213,000, although no shares have been repurchased in the open market since 2001. The Board of Directors on February 2, 2001 authorized the repurchase of up to another 500,000 shares of the Company’s common stock in the open market from time to time at prevailing prices. No shares have been repurchased under this additional authorization.
During 2005 holders of options to acquire the Company’s common stock exercised their respective rights pursuant to such securities, resulting in the Company issuing 243,000 new shares of common stock for approximately $68,000.
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
At December 31, 2005 the Company had 5,018,885 issued and outstanding common shares, 396,530 common shares reserved for options, and 5,165 shares reserved pursuant to the Company’s Shareholder Rights Plan.

In fourth quarter 2005, the Board of Directors declared a quarterly dividend of $.0475 per common share to shareholders of record on January 3, 2006, paid on January 18, 2006. During 2005, shareholders of record as of January 3, 2005, April 4, 2005, July 1, 2005 and October 3, 2005 were paid quarterly dividends respectively as follows: $0.045 on January 14, 2005 and April 15, 2005, and $0.0475 on July 15, 2005 and October 17, 2005. During 2004, shareholders of record as of January 2, 2004, April 2, 2004, July 2, 2004 and October 1, 2004 were paid quarterly dividends respectively as follows: $0.04 on January 15, 2004 and April 16, 2004, $0.0425 on July 15, 2004 and $0.045 on October 15, 2004. The Board of Directors anticipates declaring and paying quarterly cash dividends in similar amounts in the future subject to evaluation of the Company’s level of earnings, balance sheet position and availability of cash. The Company did not pay cash dividends prior to 2001.
ITEM 6.
SELECTED FINANCIAL DATA
Summary of Operations

	Year Ended December 31,
	(Amounts in thousands except per share data)
	2005	2004	2003	2002	2001

Medical services revenue	$18,231	$16,389	$16,178	$13,366	$11,758

Costs of operations	9,072	7,887	7,400	5,399	4,285
Selling and administrative expense	3,613	2,963	3,255	3,313	3,245
Interest expense	2,075	2,261	2,547	2,437	2,456

Total costs and expenses	14,760	13,111	13,202	11,149	9,986

Income from operations	3,471	3,278	2,976	2,217	1,772
Interest and other income	202	102	121	171	480
Minority interest expense	(1,126)	(983)	(928)	(831)	(751)

Income before income taxes	2,547	2,397	2,169	1,557	1,501
Income tax expense	(780)	(412)	(787)	(455)	(433)

Net income	$1,767	$1,985	$1,382	$1,102	$1,068

Net income per common share:
Basic	$0.36	$0.46	$0.36	$0.30	$0.30
Diluted	$0.35	$0.39	$0.27	$0.22	$0.21
Cash dividend declared per common share	$0.1875	$0.1725	$0.2000	$0.1200	$0.1000
Dividend payout ratio (paid and declared)	0.54	0.44	0.74	0.55	0.48
See accompanying note

Balance Sheet Data

	As of December 31,
	(Amounts in thousands)
	2005	2004	2003	2002	2001

Cash & cash equivalents	$1,298	$8,121	$10,312	$9,924	$11,580
Securities- current	4,537	957	0	0	0
Restricted cash	50	50	50	50	50
Working capital	2,423	4,978	5,268	7,175	9,351
Securities- long-term	2,797	0	0	0	0
Total assets	48,668	47,367	46,304	44,830	42,385
Current portion of long-term debt/capital leases	6,377	6,562	6,803	5,490	4,305
Long-term debt/capital leases, less current portion	18,705	18,924	20,114	22,006	21,615
Shareholders’ equity	$18,320	$17,546	$15,329	$14,540	$13,785
See accompanying note

(1)	In October 1995, the Company entered into an operating agreement granting to American Shared Radiosurgery Services (a California corporation and a wholly-owned subsidiary of the Company) an 81% ownership interest in GK Financing, LLC. ASHS incorporated a new wholly-owned subsidiary, OR21, Inc. (“OR21”) in November 1999, and a new wholly-owned subsidiary, MedLeader.com, Inc. (“MedLeader”) in April 2000. Accordingly, the financial data for the Company presented above include the results of GKF, OR21 and MedLeader for 2001 through 2005.
This financial data as of December 31, 2003, 2004 and 2005 and for the years ended December 31, 2003, 2004 and 2005 should be read in conjunction with our consolidated financial statements and the notes thereto beginning on page A-1 of this report and with Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Revenue is recognized when services have been rendered and collectibility is reasonably assured, on either a fee per use or revenue sharing basis. The Company has contracts with 15 fee per use hospitals and six retail hospitals. Under both of these types of agreements, the hospital is responsible for billing patients and collection of fees for services performed. Revenue associated with installation of the Gamma Knife units, if any, is a part of the negotiated lease amount and not a distinctly identifiable amount. The costs, if any, associated with installation of the units are amortized over the period of the related lease to match revenue recognition of these costs.
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
GKF has six agreements that are based on revenue sharing. These can be further classified as either “turn-key” arrangements or “net revenue sharing” arrangements. For the four turn-key sites, GKF is solely responsible for the costs to acquire and install the Gamma Knife. In return, GKF receives payment from the hospital in the amount of its reimbursement from third party payors. Revenue is recognized by the Company during the period in which the procedure is performed, and is estimated based on what can be reasonably expected to be paid by the third party payor to the hospital. The estimate is primarily determined from historical experience and hospital contracts with third party payors. These estimates are reviewed on a regular basis and adjusted as necessary to more accurately reflect the expected payment amount. The Company also records an estimate of operating costs associated with each procedure during the period in which the procedure is performed. Costs are determined primarily based on historical treatment protocols and cost schedules with the hospital. The Company’s estimated operating costs are reviewed on a regular basis and adjusted as necessary to more accurately reflect the actual operating costs. Revenue for turn-key sites is recorded on a gross basis, and the operating expenses the Company reimburses to the hospital are recorded in other operating costs.
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
Revenue from retail arrangements amounted to approximately 29%, 25% and 24% of revenue for the years ended December 31 2005, 2004 and 2003, respectively.
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
If the Company’s net accounts receivable estimates for revenue sharing customers as of December 31, 2005 changed by as much as 10% based on actual collection information, it would have the effect of increasing or decreasing revenue by approximately $252,000.
GENERAL
During the years ended December 31, 2005, 2004 and 2003, 100% of the Company’s revenue was derived from its Gamma Knife business.
TOTAL REVENUE

		Increase		Increase
	2005	(Decrease)	2004	(Decrease)	2003
Medical services revenue (in thousands)	$18,231	11.2%	$16,389	1.3%	$16,178
Number of Gamma Knife procedures	2,410	12.6%	2,140	1.1%	2,116
Average revenue per procedure	$7,565	(1.2)%	$7,658	0.2%	$7,646
Medical services revenue increased 11.2% in 2005 compared to 2004 and increased 1.3% in 2004 compared to 2003. The increase in both 2005 and 2004 is due to an increase in the number of Gamma Knife units in operation. The Company had twenty-one, eighteen and seventeen Gamma Knife units in operation at December 31, 2005, 2004 and 2003, respectively.
Gamma Knife revenue increased $1,842,000 and $211,000 in 2005 and 2004, respectively, compared to the prior years. The 2005 increase was due to three new Gamma Knife units that began operation during 2005 and the full year inclusion of one new Gamma Knife unit that began operation during 2004, which offset a 4% decrease in revenue from Gamma Knife units in operation more than one year. The 2004 increase compared to 2003 was primarily due to one new Gamma Knife units that began operation during 2004 and the full year inclusion of three new Gamma Knife units that began operation during 2003, which offset a 14% decrease in revenue for Gamma Knife units in operation more than one year.
The number of Gamma Knife procedures in 2005 increased by 270 compared to 2004 due to the increase in the number of Gamma Knife units in operation, as well as a 3% increase in procedures from Gamma Knife units in operation more than one year. The increase in the number of Gamma Knife procedures in 2004 compared to 2003 was due to the increase in the number of Gamma Knife units in operation, which offset a 10% decrease in procedures from Gamma Knife units in operation more than one year.
Revenue per procedure decreased $93 in 2005 and increased $12 in 2004 compared to the prior years. The Company’s contracts generally have different procedure rates because their investment basis varies, so revenue per procedure can vary year to year depending primarily on the mix of procedures performed at certain locations. The decrease per procedure in 2005 is primarily due to lower average procedure rates collected at two of the Company’s retail sites.
COSTS OF OPERATIONS

(In thousands)	2005	Increase	2004	Increase	2003
Costs of operations	$9,072	15.0%	$7,887	6.6%	$7,400
Percentage of revenue	49.8%		48.1%		45.7%
The Company’s costs of operations, consisting of maintenance and supplies, depreciation and amortization, and other operating expenses (such as insurance, property taxes, sales taxes, marketing costs and other fees) increased $1,185,000 in 2005 compared to 2004, and increased $487,000 in 2004 compared to 2003.

The Company’s maintenance and supplies costs were 6%, 5% and 5% of medical service revenue in 2005, 2004 and 2003, respectively. Maintenance and supplies costs increased $150,000 in 2005 compared to 2004, and increased $139,000 in 2004 compared to 2003. The increase in 2005 compared to 2004 was primarily due to the expiration of the warranty period on one Gamma Knife unit and the full year inclusion of maintenance on two Gamma Knife units whose warranty period expired during the previous year. The increase in 2004 compared to 2003 was primarily due to the expiration of the warranty period on two Gamma Knife units and the full year inclusion of three Gamma Knife units whose warranty period expired during 2003.
Depreciation and amortization increased $593,000 in 2005 compared to 2004, and increased $577,000 in 2004 compared to 2003. The increase in 2005 was primarily due to the addition of three new Gamma Knife units that commenced operation during first, second and third quarters of 2005 and a full year of depreciation on one new Gamma Knife units that started operation during 2004. The increase in 2004 was due to the addition of one new Gamma Knife unit that commenced operation during third quarter 2004 and a full year’s depreciation on three Gamma Knife units that started operation in 2003.
Other direct operating costs as a percentage of medical services revenue were 14%, 13% and 15% in 2005, 2004 and 2003, respectively. The increase of $442,000 in 2005 compared to 2004 was primarily due to increased operating costs related to the Company’s two additional retail Gamma Knife units that started operation during 2005 and higher insurance costs due to additional Gamma Knife units in operation, which were partially offset by lower marketing and promotion costs. The decrease of $229,000 in 2004 compared to 2003 was primarily due to lower operating costs related to a lower number of procedures performed at one of the Company’s retail locations.
SELLING AND ADMINISTRATIVE

(In thousands)	2005	Increase	2004	(Decrease)	2003
Selling and administrative costs	$3,613	21.9%	$2,963	(9.0)%	$3,255
Percentage of revenue	19.8%		18.1%		20.1%
The Company’s selling and administrative costs increased $650,000 in 2005 compared to 2004, and decreased $292,000 in 2004 compared to 2003. The increase in 2005 compared to 2004 was primarily due to increased payroll and business development costs of approximately $441,000, which included costs of the Company’s second Gamma Knife User’s Meeting of approximately $42,000 and OR21 business development costs of approximately $151,000. In addition, legal, accounting and consulting fees increased approximately $119,000 and contributions increased approximately $55,000 over the prior year. The decrease in 2004 was primarily due to lower payroll and business development costs of approximately $142,000, recruiting fees of $42,000 and insurance of $26,000. Also, during 2003 there was a non-recurring write-off of approximately $58,000 in previously deferred costs relating to the future placement of a Gamma Knife unit in Brazil, and the Company’s Gamma Knife User’s Meeting of approximately $45,000.

INTEREST EXPENSE

		Increase		Increase
(In thousands)	2005	(Decrease)	2004	(Decrease)	2003
Interest expense	$2,075	(8.2)%	$2,261	(11.2)%	$2,547
Percentage of revenue	11.4%		13.8%		15.7%
The Company’s interest expense decreased $186,000 in 2005 compared to 2004, and decreased $286,000 in 2004 compared to 2003. The decrease in 2005 was due to lower interest expense on the Company’s more mature Gamma Knife units and the completion of debt service on two Gamma Knife units. This was partially offset by additional interest expense on the financing of the Company’s three new Gamma Knife units that started operation during 2005, and the refinancing of one Gamma Knife unit that had previously been paid off. The decrease in 2004 was primarily due to lower interest expense on the Company’s more mature Gamma Knife units and final payment on the debt for one Gamma Knife unit. This decrease was partially offset by additional interest expense on the financing of the Company’s new Gamma Knife unit in 2004. Fourteen of the Company’s twenty-one Gamma Knife units have been in operation for more than three years and generally have significantly lower interest expense than newer units because interest expense decreases with each principal payment.
OTHER INCOME AND EXPENSE

		Increase		Increase
(In thousands)	2005	(Decrease)	2004	(Decrease)	2003
Interest and other income	$202	98.0%	$102	(15.7)%	$121
Percentage of revenue	1.1%		0.6%		0.7%
Minority interest expense	$(1,126)	14.5%	$(983)	5.9%	$(928)
Percentage of revenue	(6.2)%		(6.0)%		(5.7)%
Interest and other income increased $100,000 in 2005 compared to 2004 and decreased $19,000 in 2004 compared to 2003. The increase in 2005 was primarily due to investment in longer term holdings with higher interest rates available compared to 2004. The decrease in 2004 was primarily due to lower invested cash balances during 2004.
Minority interest increased $143,000 in 2005 and $55,000 in 2004 compared to the prior year, respectively. Minority interest represents the pre-tax income earned by the minority partner’s 19% interest in GKF. The increase in minority interest reflects the increased profitability of GKF.
INCOME TAXES

		Increase		Increase
(In thousands)	2005	(Decrease)	2004	(Decrease)	2003
Income tax expense	$780	89.3%	$412	(47.6%)	$787
Percentage of revenue	4.3%		2.5%		4.9%
Income tax expense increased $368,000 in 2005 compared to 2004, and decreased $375,000 in 2004 compared to 2003. The Company’s estimated 37% effective income tax provision for 2005 was reduced by a $193,000 income tax benefit from the exercise of options to purchase 264,000 common shares. The Company’s 40% income tax provision for 2004 was reduced by a $547,000 income tax benefit from the exercise of options to purchase 846,000 common shares. The income tax benefit is a result of compensation expense that was recognized when these options for common shares were granted in 1995.
The Company anticipates that it will continue to record income tax expense if it operates profitably in the future. Currently there are minimal income tax payments required due to net operating loss carryforwards and other deferred tax assets available for tax purposes.
The Company had a net operating loss carryforward for federal income tax return purposes at December 31, 2005 of approximately $12,556,000.
NET INCOME

(In thousands,		Increase		Increase
except per share amounts)	2005	(Decrease)	2004	(Decrease)	2003
Net income	$1,767	(11.0)%	$1,985	43.6%	$1,382
Net income per share, diluted	$0.35	(10.3)%	$0.39	44.4%	$0.27
The Company had net income of $1,767,000 in 2005 compared to $1,985,000 in 2004 and $1,382,000 in 2003. Net income for 2005 included increased operating income of $193,000 compared to 2004, which was primarily due to the addition of three new Gamma Knife units during 2005. This was offset by an increase in income tax expense of $368,000 due to reduced income tax benefits available on the exercise of options to purchase common stock. Net income for 2004 included increased income from operations compared to 2003 of $302,000 which was primarily due to lower selling and administrative costs and interest expense. In addition, income tax expense was $375,000 less than 2003 due to an income tax benefit of $547,000 on the exercise of options to purchase common stock.
LIQUIDITY AND CAPITAL RESOURCES
The Company had cash and cash equivalents of $1,298,000 at December 31, 2005 compared to $8,121,000 at December 31, 2004. This decrease in cash resulted primarily from the Company’s decision during 2005 to invest an additional $6,377,000 of its available cash into marketable securities. The Company’s expected primary cash needs on both a short and long-term basis are for capital expenditures, business expansion, working capital, payment of quarterly dividends and other general corporate purposes.
Securities represents a portion of the Company’s cash that is invested in high-quality short to long-term fixed income marketable securities in order to maximize income on its available cash. Securities with maturity dates between three and twelve months in the amount of $4,537,000 are classified as current assets. Securities in the amount of $2,797,000 have maturities in excess of one year and are classified as long-term. It is the Company’s intent to hold these securities until maturity.
Restricted cash of $50,000 at December 31, 2005 reflects cash that may only be used for the operations of GKF.
Operating activities provided cash of $8,480,000 in 2005. Net income of $1,767,000, depreciation and amortization of $5,502,000 and an increase in the minority interest of $1,126,000 were the primary reasons for the increase in operating cash flow. The Company’s trade accounts receivable increased to $3,832,000 at December 31, 2005 from $2,793,000 at December 31, 2004, which was primarily due to the addition of three new Gamma Knife contracts during 2005, two of which were retail contracts, and an increase in the number of days revenue outstanding (“DSO”) in accounts receivable for some of the Gamma Knife contracts. The DSO was 76 and 66 days as of December 31, 2005 and December 31, 2004, respectively. We expect DSO to fluctuate in the future depending on timing of customer payments received and the mix of fee per use vs. retail customers.
Investing activities used $12,572,000 of cash in 2005 primarily due to an investment in short to long-term securities of $7,334,000 and for the acquisition of property and equipment of $6,195,000, primarily for the three Gamma Knife units that became operational during 2005.
Financing activities used $2,731,000 of cash during 2005, primarily due to principal payments on long-term debt of $7,419,000, distributions to minority owners of $912,000 and the payment of dividends of $902,000. This was partially offset by financing on the acquisition of property and equipment of $7,015,000, primarily for the three Gamma Knife units that became operational during 2005.
Working capital decreased $2,555,000 to $2,423,000 at December 31, 2005 from $4,978,000 at December 31, 2004 primarily due to a decrease in cash and current securities of $3,243,000 which was partially offset by an increase in trade accounts receivable of $1,039,000.
The Company primarily invests its cash in money market or similar funds and high quality short to long-term securities in order to minimize the potential for principal erosion. Cash is invested in these funds pending use in the Company’s operations. The Company believes its cash position combined with its working capital is adequate to service the Company’s cash requirements in 2006.

The Company finances all of its Gamma Knife units, and anticipates that it will continue to do so with future contracts. During 2003 the Company’s primary lender, DVI, filed for Chapter 11 bankruptcy protection. The principal balance of notes held by DVI were transferred to a third party lender as successor servicer, and the Company continues to make payments on the outstanding note balances serviced by this third party lender. The Company has secured financing for its recent projects from other lenders and anticipates that it will be able to secure financing on future projects from these or other lending sources, but there can be no assurance that financing will continue to be available on acceptable terms. The Company meets all debt covenants required under notes with its lenders, and expects that any covenants required by future lenders will be acceptable to the Company.
IMPACT OF INFLATION AND CHANGING PRICES
The Company does not believe that inflation has had a significant impact on operations because a substantial majority of the costs that it incurs under its customer contracts are fixed through the term of the contract.
CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABLILITES AND OFF BALANCE SHEET ARRANGEMENTS
The following table presents, as of December 31, 2005, the Corporation’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payments Due by Period
	Total amounts	Less than
Contractual Obligations	committed	1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$20,884,000	$5,631,000	$12,619,000	$2,634,000
Capital leases	4,198,000	746,000	2,331,000	1,013,000	108,000
Future Gamma Knife purchases (1)	2,109,000		2,109,000
Operating leases	235,000	208,000	27,000

Total contractual obligations	$27,426,000	$6,585,000	$17,086,000	$3,647,000	$108,000

(1)	The Company has deposits toward the upgrade and reload of certain Gamma Knife units already in service. The term financing for these upgrades will not be finalized until 2006, and therefore an accurate determination of payments by period cannot be made as of December 31, 2005. For purposes of this table, these commitments are listed in the 1-3 year category.
Further discussion of the long-term debt commitment is included in Note 4, capital leases in Note 9, and operating leases in Note 10 of the consolidated financial statements.
The Company has no significant off-balance sheet arrangements.

ITEM 7a.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The table below presents information about certain market-sensitive financial instruments as of December 31, 2005. The fair values were determined based on quoted market prices for the same or similar instruments.
We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage or prepayment features.

	Maturity Date, Year ending December 31
(amounts in thousands)	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value

Fixed-rate long-term debt and present value of capital leases	$6,377	$5,674	$4,732	$4,544	$2,477	$1,278	$25,082	$25,088
Average interest rates	8.6%	8.4%	8.2%	8.1%	7.9%	7.8%	8.3%
At December 31, 2005, we had no significant long-term, market-sensitive investments.
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

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in

Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2005 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures (as required by paragraph (b) of the Securities and Exchange Act of 1934 Rules 13a-15 or 15d-15) were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.
(b)	Changes in internal controls over financial reporting.

There were no significant changes in our internal controls over financial reporting in connection with the evaluation required by paragraph (d) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9b.
OTHER INFORMATION
None.
PART III
ITEM 10.
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information regarding directors is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders (the “2006 Proxy Statement”). Information regarding executive officers of the Company, included herein under the caption “Executive Officers of the Registrant” in Part I, Item 1 above, is incorporated herein by reference.
Information concerning the identification of our standing audit committee required by this Item is incorporated by reference from the 2006 Proxy Statement.
Information concerning our audit committee financial experts required by this Item is incorporated by reference from the 2006 Proxy Statement.
Information concerning compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference from the 2006 Proxy Statement.
We have adopted a Code of Ethics that is incorporated by reference from the 2006 Proxy Statement.

ITEM 11.
EXECUTIVE COMPENSATION
Incorporated herein by reference from the 2006 Proxy Statement.
ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated herein by reference from the 2006 Proxy Statement.
ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Incorporated herein by reference from the 2006 Proxy Statement.
ITEM 14.
PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated herein by reference from the 2006 Proxy Statement.
PART IV
ITEM 15.
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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
(b)	Exhibits.

The following Exhibits are filed with this Report.

Exhibit
Number:	Description:
2.1	Securities Purchase Agreement, dated as of March 12, 1999, by and among Alliance Imaging, Inc.; Embarcadero Holding Corp. I; Embarcadero Holding Corp. II; American Shared Hospital Services; and MMRI, Inc. (1)

3.1	Articles of Incorporation of the Company, as amended. (2)

3.2	By-laws of the Company, as amended. (3)

4.6	Form of Common Stock Purchase Warrant of American Shared Hospital Services. (3)

4.8	Registration Rights Agreement, dated as of May 17, 1995, by and among American Shared Hospital Services, the Holders referred to in the Note Purchase Agreement, dated as of May 12, 1995 and General Electric Company, acting through GE Medical Systems. (3)

4.9	Rights Agreement dated as of March 22, 1999 between American Shared Hospital Services and American Stock Transfer & Trust Company as Rights Agent. (25)

10.1	The Company’s 1984 Stock Option Plan, as amended. (4)

10.2	The Company’s 1995 Stock Option Plan, as amended. (5)

10.3	Form of Indemnification Agreement between American Shared Hospital Services and members of its Board of Directors. (4)

10.4	Ernest A. Bates Stock Option Agreement dated as of August 15, 1995. (6)

10.5	Operating Agreement for GK Financing, LLC, dated as of October 17, 1995. (3)

Exhibit
Number:	Description:
10.6	Amendments dated as of October 26, 1995 and as of December 20, 1995 to the GK Financing, LLC Operating Agreement, dated as of October 17, 1995. (7)

10.7	Amendment dated as of October 16, 1996 to the GK Financing, LLC Operating Agreement, dated as of October 17, 1995. (1)

10.8	Amendment dated as of March 31, 1999 (“Fourth Amendment”) to the GK Financing, LLC Operating Agreement dated as of October 17, 1995. (8)

10.9	Amendment dated as of March 31, 1999 (“Fifth Amendment”) to the GK Financing, LLC Operating Agreement dated as of October 17, 1995. (8)

10.10	Amendment dated as of June 5, 1999 to the GK Financing, LLC Operating Agreement dated as of October 17, 1995. (8)

10.11a	Assignment and Assumption Agreement, dated as of December 31, 1995, between American Shared Radiosurgery Services (assignor) and GK Financing, LLC (assignee). (8)

10.11b	Assignment and Assumption Agreement, dated as of November 1, 1995, between American Shared Hospital Services (assignor) and American Shared Radiosurgery Services (assignee). (4)

10.11c	Amendment Number One dated as of August 1, 1995 to the Lease Agreement for a Gamma Knife Unit between The Regents of the University of California and American Shared Hospital Services. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (8)

10.11d	Lease Agreement dated as of July 3, 1990 for a Gamma Knife Unit between American Shared Hospital Services and The Regents of the University of California. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (8)

10.12	Amendment Number Two dated as of February 6, 1999 to the Lease Agreement for a Gamma Knife Unit between UCSF-Stanford Health Care and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under

Exhibit
Number:	Description:
the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (8)

10.13	Assignment and Assumption Agreement, dated as of February 3, 1996, between American Shared Radiosurgery Services (assignor) and GK Financing, LLC (assignee). (4)

10.14	Lease Agreement for a Gamma Knife Unit dated as of April 6, 1994, between Ernest A. Bates, M.D. and NME Hospitals, Inc. dba USC University Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (8)

10.15	Assignment and Assumption and Agreement dated as of February 1, 1996 between Ernest A. Bates, M.D. and GK Financing, LLC with respect to the Lease Agreement for a Gamma Knife dated as of April 6, 1994 between Ernest A. Bates, M.D. and NME Hospitals, Inc. dba USC University Hospital. (8)

10.16	Lease Agreement for a Gamma Knife Unit dated as of October 31, 1996 between Hoag Memorial Hospital Presbyterian and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (8)

10.17	Addendum to Lease Agreement for a Gamma Knife Unit dated as of December 1, 1999 between Hoag Memorial Hospital Presbyterian and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (8)

10.18	Lease Agreement for a Gamma Knife Unit dated as of October 29, 1996 between Methodist Healthcare Systems of San Antonio, Ltd., dba Southwest Texas Methodist Hospital and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (8)

Exhibit
Number:	Description:
10.18a	Amendment to Lease Agreement for a Gamma Knife Unit effective December 13, 2003 by and between Methodist Healthcare Systems of San Antonio, Ltd., dba Southwest Texas Methodist Hospital and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (22)

10.19	Lease agreement for a Gamma Knife Unit dated as of April 10, 1997 between Yale-New Haven Ambulatory Services Corporation and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (8)

10.20	Lease Agreement for a Gamma Knife Unit dated as of June 1, 1999 between GK Financing, LLC and Kettering Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (9)

10.21	Addendum to Contract with GKF and KMC/WKNI, dated June 1, 1999 between GK Financing, LLC and Kettering Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (9)

10.22	Lease Agreement for a Gamma Knife Unit dated as of October 5, 1999 between GK Financing, LLC and New England Medical Center Hospitals, Inc. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (9)

10.22a	Addendum to Lease Agreement for a Gamma Knife unit effective April 1, 2005 between GK Financing, LLC and New England Medical Center Hospitals, Inc. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (24)

Exhibit
Number:	Description:
10.23	Equipment Lease Agreement dated as of October 29, 1999 between GK Financing, LLC and the Board of Trustees of the University of Arkansas on behalf of The University of Arkansas for Medical Sciences. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (9)

10.23a	Amendment to Lease Agreement effective as of September 15, 2005 between GK Financing, LLC and the Board of Trustees of the University of Arkansas on behalf of The University of Arkansas for Medical Sciences. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)

10.24	First Amendment to Lease Agreement for a Gamma Knife Unit effective as of August 2, 2000 between GK Financing, LLC and Tenet HealthSystems Hospitals, Inc. (formerly known as NME Hospitals, Inc.) dba USC University Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (9)

10.25	Addendum Two, dated as of October 1, 2000, to Lease Agreement for a Gamma Knife Unit dated as of October 31, 1996 between Hoag Memorial Hospital Presbyterian and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (10)

10.26	Lease Agreement for a Gamma Knife Unit dated as of May 28, 2000 between Froedtert Memorial Lutheran Hospital and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (10)

Exhibit
Number:	Description:
10.27	Addendum dated June 24, 2000 to Lease Agreement for a Gamma Knife Unit dated as of May 28, 2000 between Froedtert Memorial Lutheran Hospital and GK Financing, LLC. (10)

10.28	Amendment dated July 12, 2000 to Lease Agreement for a Gamma Knife Unit dated May 28, 2000 between Froedtert Memorial Lutheran Hospital and GK Financing, LLC. (10)

10.29	Amendment dated August 24, 2000 to Lease Agreement for a Gamma Knife Unit dated May 28, 2000 between Froedtert Memorial Lutheran Hospital and GK Financing, LLC. (10)

10.30	Lease Agreement for a Gamma Knife Unit dated as of December 11, 1996 between The Community Hospital Group, Inc. dba JFK Medical Center and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (11)

10.31	Lease Agreement for a Gamma Knife Unit dated as of June 3, 1999 between GK Financing, LLC and Sunrise Hospital and Medical Center, LLC dba Sunrise Hospital and Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (12)

10.32	Addendum to Lease Agreement for a Gamma Knife Unit dated as of June 3, 1999 between GK Financing, LLC and Sunrise Hospital and Medical Center, LLC dba Sunrise Hospital and Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (12)

10.33	Lease Agreement for a Gamma Knife Unit dated as of November 1, 1999 between GK Financing, LLC and Jackson HMA, Inc. dba Central Mississippi Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (13)

Exhibit
Number:	Description:
10.34	Addendum to Lease Agreement for a Gamma Knife Unit dated as of November 1, 1999 between GK Financing, LLC and Jackson HMA, Inc. dba Central Mississippi Medical Center. (13)

10.35	Lease Agreement for a Gamma Knife Unit dated as of February 18, 2000 between GK Financing, LLC and OSF HealthCare System. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (13)

10.36	American Shared Hospital Services 2001 Stock Option Plan. (14)

10.37	Amendment Number Three to Lease Agreement for a Gamma Knife Unit dated as of June 22, 2001 between GK Financing, LLC and The Regents of the University of California. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (15)

10.38	Addendum Three to Lease Agreement for a Gamma Knife Unit dated as of October 1, 2000 between GK Financing, LLC and Hoag Memorial Hospital Presybterian. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (15)

10.39	Lease Agreement for a Gamma Knife Unit dated as of July 18, 2001 between GK Financing, LLC and Bayfront Medical Center, Inc.. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (16)

10.40	Lease Agreement for a Gamma Knife Unit dated as of September 13, 2001 between GK Financing, LLC and Mercy Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (17)

10.41	Addendum Number One to Contract with GKF and Mercy Medical Center, dated September 13, 2001 between GK Financing, LLC and

Exhibit
Number:	Description:
Mercy Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (17)

10.42	Lease Agreement for a Gamma Knife Unit dated as of May 22, 2002 between GK Financing, LLC and The Johns Hopkins Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (18)

10.43	Lease Agreement for a Gamma Knife Unit dated as of July 11, 2002 between GK Financing, LLC and Southern Baptist Hospital of Florida, Inc. D/B/A Baptist Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (19)

10.44	Lease Agreement for a Gamma Knife Unit dated as of February 13, 2003 between GK Financing, LLC and AHS Albuquerque Regional Medical Center LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (20)

10.45	Lease Agreement for a Gamma Knife Unit dated as of May 28, 2003 between GK Financing, LLC and Lehigh Valley Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (21)

10.46	Lease Agreement for a Gamma Knife Unit dated as of March 21, 2003 between GK Financing, LLC and Northern Westchester Hospital Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (23)

Exhibit
Number:	Description:
10.47	Amendment Four to Lease Agreement for a Gamma Knife Unit effective as of December 1, 2002 between GK Financing, LLC and Hoag Memorial Hospital Presbyterian. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (23)

10.48	Line of credit agreement between American Shared Hospital Services and Bank of America dated July 1, 2004 and related amendments No. 1 and No. 2 dated June 23, 2005. (23)

10.49	Lease Agreement for a Gamma Knife Unit dated as of May 28, 2004 between GK Financing, LLC and Mercy Health Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (24)

10.50	Lease Agreement for a Gamma Knife Unit dated as of August 7, 2003 between GK Financing, LLC and Baptist Hospital of East Tennessee. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)

10.50a	Amendment No. 1 to Lease Agreement for a Gamma Knife Unit dated as of May 28, 2004 between GK Financing, LLC and Baptist Hospital of East Tennessee.

21.	Subsidiaries of American Shared Hospital Services.

31.	Rule 13a-14(a)/15d-14(a) Certifications.

32.	Section 1350 Certifications (furnished and not to be considered filed as part of the Form 10-K).

(1)	These documents were filed as Exhibits 2.1 and 10.13b, respectively, to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, which is incorporated herein by this reference.

(2)	This document was filed as Exhibit 3.1 to registrant’s Registration Statement on Form S-2 (Registration No. 33-23416), which is incorporated herein by this reference.

(3)	These documents were filed as Exhibits 3.2, 4.6 and 4.8, respectively, to registrant’s Registration Statement on Form S-1 (Registration No. 33-63721) filed on October 26, 1995, which is incorporated herein by this reference.

(4)	These documents were filed as Exhibits 10.24 and 10.35 respectively, to registrant’s Registration Statement on Form S-2 (Registration No. 33-23416), which is incorporated herein by this reference.

(5)	This document was filed as Exhibit A to registrant’s Proxy Statement, filed on August 31, 1995, which is incorporated herein by this reference.

(6)	This document was filed as Exhibit B to registrant’s Proxy Statement, filed on August 31, 1995, which is incorporated herein by this reference.

(7)	These documents were filed as Exhibits 4.14 and 10.13, respectively, to the registrant’s Pre-Effective Amendment No. 1 to registrant’s Registration Statement on Form S-1 (Registration No. 33-63721) filed on March 29, 1996, which is incorporated herein by this reference.

(8)	These documents were filed as Exhibits 10.8, 10.9, 10.10, 10.11a, 10.11c, 10.11d, 10.12, 10.14, 10.15, 10.16, 10.17, 10.18 and 10.19, respectively, to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, which is incorporated herein by this reference.

(9)	These documents were filed as Exhibits 10.20, 10.21, 10.22, 10.23, and 10.24, respectively, to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, which is incorporated herein by this reference.

(10)	These documents were filed as Exhibits 10.25, 10.26, 10.27, 10.28 and 10.29, respectively, to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, which is incorporated herein by this reference.

(11)	This document was filed as Exhibit 10.30 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, which is incorporated herein by this reference.

(12)	These documents were filed as Exhibits 10.31 and 10.32, respectively, to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, which is incorporated herein by this reference.

(13)	These documents were filed as Exhibits 10.33, 10.34 and 10.35, respectively, to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, which is incorporated herein by this reference.

(14)	This document was filed as Exhibit 10.36 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, which is incorporated herein by this reference.

(15)	These documents were filed as Exhibits 10.37 and 10.38 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, which is incorporated herein by this reference.

(16)	This document was filed as Exhibit 10.39 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, which is incorporated herein by this reference.

(17)	These documents were filed as Exhibit 10.40 and 10.41 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, which is incorporated herein by this reference.

(18)	This document was filed as Exhibit 10.42 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, which is incorporated herein by this reference.

(19)	This document was filed as Exhibit 10.43 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, which is incorporated herein by this reference.

(20)	This document was filed as Exhibit 10.44 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, which is incorporated herein by this reference.

(21)	This document was filed as Exhibit 10.45 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, which is incorporated herein by this reference.

(22)	This document was filed as Exhibit 10.18a to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, which is incorporated herein by this reference.

(23)	These documents were filed as Exhibit 10.46, 10.47 and 10.48 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, which is incorporated herein by this reference.

(24)	These documents were filed as Exhibit 10.22a and 10.49 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, which is incorporated herein by this reference.

(25)	This document was filed as Exhibit 4 to the registrant’s Current Report on Form 8-K filed on April 1, 1999, which is incorporated herein by this reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SHARED HOSPITAL SERVICES (Registrant)
March 31, 2006	By:	Ernest A. Bates, M.D.
Ernest A. Bates, M.D.
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

Ernest A. Bates Ernest A. Bates	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 31, 2006

Ernest R. Bates Ernest R. Bates	Director	March 31, 2006

Olin C. Robison Olin C. Robison	Director	March 31, 2006

John F. Ruffle John F. Ruffle	Director	March 31, 2006

Stanley S. Trotman, Jr. Stanley S. Trotman, Jr.	Director	March 31, 2006

Craig K. Tagawa Craig K. Tagawa	Chief Operating Officer and Chief Financial Officer (Principal Accounting Officer)	March 31, 2006

AMERICAN SHARED HOSPITAL SERVICES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
and
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 and 2003

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
American Shared Hospital Services
We have audited the accompanying consolidated balance sheets of American Shared Hospital Services as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board of the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposed of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Shared Hospital Services at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.
/S/ MOSS ADAMS LLP
San Francisco, California
March 29, 2006

American Shared Hospital Services

American Shared Hospital Services
Consolidated Balance Sheets

	DECEMBER 31,
	2005	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,298,000	$8,121,000
Securities	4,537,000	957,000
Restricted cash	50,000	50,000
Trade accounts receivable, net of allowance for doubtful accounts of $170,000 in 2005 and $170,000 in 2004	3,832,000	2,793,000
Other receivables	187,000	157,000
Prepaid expenses and other current assets	464,000	594,000
Current deferred tax assets	341,000	261,000

Total current assets	10,709,000	12,933,000
PROPERTY AND EQUIPMENT, net	34,990,000	34,272,000
SECURITIES	2,797,000	—
OTHER ASSETS	172,000	162,000

	$48,668,000	$47,367,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$555,000	$282,000
Accrued interest and other liabilities	996,000	808,000
Employee compensation and benefits	120,000	88,000
Accrued dividends	238,000	215,000
Current portion of long-term debt	5,631,000	6,562,000
Current portion of long-term capital leases	746,000	—

Total current liabilities	8,286,000	7,955,000
LONG-TERM DEBT, less current portion	15,253,000	18,924,000
LONG-TERM CAPITAL LEASES, less current portion	3,452,000	—
DEFERRED INCOME TAXES	828,000	627,000
MINORITY INTEREST	2,529,000	2,315,000
SHAREHOLDERS’ EQUITY
Common stock, no par value
Authorized – 10,000,000 shares; Issued and outstanding shares – 5,019,000 in 2005 and 4,776,000 in 2004	9,306,000	9,238,000
Additional paid-in capital	4,274,000	4,410,000
Retained earnings	4,740,000	3,898,000

Total shareholders’ equity	18,320,000	17,546,000

	$48,668,000	$47,367,000

See accompanying notes

American Shared Hospital Services
Consolidated Statements of Income

	YEARS ENDED DECEMBER 31,
	2005	2004	2003
REVENUE:
Medical services	$18,231,000	$16,389,000	$16,178,000

COSTS AND EXPENSES:
Costs of revenue:
Maintenance and supplies	1,035,000	885,000	746,000
Depreciation and amortization	5,395,000	4,802,000	4,225,000
Other direct operating costs	2,642,000	2,200,000	2,429,000

	9,072,000	7,887,000	7,400,000

Gross margin	9,159,000	8,502,000	8,778,000

Selling and administrative expense	3,613,000	2,963,000	3,255,000
Interest expense	2,075,000	2,261,000	2,547,000

Operating income	3,471,000	3,278,000	2,976,000

Interest and other income	202,000	102,000	121,000
Minority interest expense	(1,126,000)	(983,000)	(928,000)

Income before income taxes	2,547,000	2,397,000	2,169,000
Income tax expense	(780,000)	(412,000)	(787,000)

NET INCOME	$1,767,000	$1,985,000	$1,382,000

Earnings per common share – basic	$0.36	$0.46	$0.36

Earnings per common share – diluted	$0.35	$0.39	$0.27

See accompanying notes

American Shared Hospital Services
Consolidated Statement of Shareholders’ Equity

	THREE YEARS ENDED DECEMBER 31, 2005
			Additional
	Common	Common	Paid-in	Retained
	Shares	Stock	Capital	Earnings	Total
Balances at January 1, 2003	3,783,000	$9,173,000	$3,312,000	$2,055,000	$14,540,000

Options exercised	135,000	25,000	163,000	—	188,000

Repurchase of stock options	—	—	(14,000)	—	(14,000)

Dividends	—	—	—	(767,000)	(767,000)

Net income	—	—	—	1,382,000	1,382,000

Balances at December 31, 2003	3,918,000	9,198,000	3,461,000	2,670,000	15,329,000

Options exercised	858,000	40,000	994,000	—	1,034,000

Repurchase of stock options	—	—	(45,000)	—	(45,000)

Dividends	—	—	—	(757,000)	(757,000)

Net income	—	—	—	1,985,000	1,985,000

Balances at December 31, 2004	4,776,000	9,238,000	4,410,000	3,898,000	17,546,000

Options exercised	357,000	157,000	445,000	—	602,000

Common stock withheld on option exercises	(114,000)	(89,000)	(581,000)	—	(670,000)

Dividends	—	—	—	(925,000)	(925,000)

Net income	—	—	—	1,767,000	1,767,000

Balances at December 31, 2005	5,019,000	$9,306,000	$4,274,000	$4,740,000	$18,320,000

See accompanying notes

Consolidated Statements of Cash Flows

American Shared Hospital Services
Consolidated Statements of Cash Flows

	YEARS ENDED DECEMBER 31,
	2005	2004	2003
OPERATING ACTIVITIES
Net income	$1,767,000	$1,985,000	$1,382,000
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	5,502,000	4,892,000	4,313,000
Deferred income tax	121,000	264,000	669,000
Minority interest in consolidated subsidiaries	1,126,000	983,000	928,000
Changes in operating assets and liabilities:
Receivables	(1,069,000)	(483,000)	104,000
Prepaid expenses and other assets	95,000	(137,000)	426,000
Accounts payable and accrued liabilities	938,000	104,000	318,000

Net cash from operating activities	8,480,000	7,608,000	8,140,000

INVESTING ACTIVITIES
Payment for purchase of property and equipment	(6,195,000)	(6,308,000)	(5,929,000)
Proceeds from sales and maturities of marketable securities	957,000	—	—
Investment in marketable securities	(7,334,000)	(957,000)	—

Net cash from investing activities	(12,572,000)	(7,265,000)	(5,929,000)

American Shared Hospital Services
Consolidated Statements of Cash Flows

	YEARS ENDED DECEMBER 31,
	2005	2004	2003
FINANCING ACTIVITIES
Principal payments on long-term debt	(7,122,000)	(7,371,000)	(5,777,000)
Principal payments on capital leases	(297,000)	—	—
Long term debt financing on purchase of property and equipment	5,275,000	5,940,000	5,198,000
Capital lease financing	1,740,000	—	—
Payment of dividends	(902,000)	(699,000)	(610,000)
Distributions to minority owners	(912,000)	(399,000)	(645,000)
Proceeds from exercise of stock options	157,000	40,000	25,000
Repurchase of stock options	(670,000)	(45,000)	(14,000)

Net cash from financing activities	(2,731,000)	(2,534,000)	(1,823,000)

Net increase (decrease) in cash and cash equivalents	(6,823,000)	(2,191,000)	388,000

CASH AND CASH EQUIVALENTS, beginning of year	8,121,000	10,312,000	9,924,000

CASH AND CASH EQUIVALENTS, end of year	$1,298,000	$8,121,000	$10,312,000

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$2,075,000	$2,500,000	$2,692,000
Income taxes paid	$229,000	$129,000	$88,000

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued dividends	$238,000	$215,000	$157,000
Income tax benefit from stock option exercise recorded to Additional paid-in capital	$445,000	$994,000	$163,000
See accompanying notes

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 1 – Business and Basis of Presentation
Business – American Shared Hospital Services (the “Company”), a California corporation, provides Leksell Gamma Knife ® (“Gamma Knife”) units to twenty-one medical centers in Arkansas, California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Mississippi, Nevada, New Jersey, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas and Wisconsin.
The Company (through American Shared Radiosurgery Services (“ASRS”)) and Elekta AB, the manufacturer of the Gamma Knife (through its wholly owned United States subsidiary GKV Investments, Inc. (“GKV”)), entered into an operating agreement and formed GK Financing, LLC (“GKF”). GKF provides alternative financing of Gamma Knife units and is the preferred provider for Elekta AB of alternative financing arrangements, such as fee-for-service lease arrangements with health care institutions in the United States and Brazil.
OR21, Inc., is a wholly-owned subsidiary of the Company that will provide the product “The Operating Room for the 21st Century®”, which is currently under development.
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
Note 2 – Accounting Policies
Use of estimates in the preparation of financial statements – In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and cash equivalents – The Company considers all liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Restricted cash is not considered a cash equivalent for purposes of the consolidated statements of cash flows.
Securities – The Company invests excess cash in short to long term fixed income marketable securities. It is the Company’s intent and ability to hold these securities until maturity and they are therefore regarded as held-to-maturity investments. As of December 31, 2005, the cost of these securities approximated fair market value, and they ranged in maturity up to approximately

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 2 – Accounting Policies (Continued)
eighteen months. The value of those securities with maturity dates greater than one year are considered long-term securities and are classified accordingly on the balance sheet.
Restricted cash – Restricted cash represents the minimum cash that, by agreement, must be maintained in GKF to fund operations.
Business and credit risk – The Company maintains its cash balances, which exceed federally insured limits, in financial institutions. Additionally the Company’s securities are invested in short to long term fixed income securities that are not insured. The Company has not experienced any losses and believes it is not exposed to any significant credit risk on cash, cash equivalents and securities.
All of the Company’s revenue is provided by twenty-one customers. These customers constitute accounts receivable at December 31, 2005. The Company performs credit evaluations of its customers and generally does not require collateral. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in any particular geographic area.
Accounts receivable and doubtful accounts – Accounts receivable are recorded at net realizable value. An allowance for doubtful accounts is estimated based on historical collections plus an allowance for probable losses. Receivables are considered past due based on contractual terms and are charged off in the period that they are deemed uncollectible. Recoveries of receivables previously charged off are recorded when received.
Accounting for majority-owned subsidiary – The Company accounts for GKF as a consolidated entity due to its 81% majority-equity interest.
Property and equipment – Property and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, which for medical and office equipment is generally 3 – 15 years. The Company capitalized interest of $17,000 and $94,000 in 2005 and 2004, respectively, as costs of medical equipment.
The Company leases Gamma Knife equipment to its customers under arrangements accounted for as operating leases. At December 31, 2005, the Company held equipment under operating lease contracts with customers with an original cost of $55,348,000 and accumulated depreciation of $24,074,000. At December 31, 2004, the Company held equipment under operating lease contracts with customers with an original cost of $46,915,000 and accumulated depreciation of $19,010,000.
Revenue recognition - Revenue is recognized when services have been rendered and collectibility is reasonably assured. There are no guaranteed minimum payments. The Company’s contracts are typically for a ten year term and are classified as either fee per use or

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 2 – Accounting Policies (Continued)
retail. Retail arrangements are further classified as either turn-key or net revenue sharing. Revenue from fee per use contracts is recorded on a gross basis as determined by each hospital’s contracted rate. Under turn-key arrangements, the Company receives payment from the hospital in the amount of its reimbursement from third party payors, and is responsible for paying all the operating costs of the Gamma Knife. Revenue is recorded on a gross basis and estimated based on historical experience and hospital contracts with third party payors. For net revenue sharing arrangements the Company receives a contracted percentage of the reimbursement received by the hospital less the operating expenses of the Gamma Knife. Revenue is recorded on a net basis and estimated based on historical experience. Any revenue estimates are reviewed periodically and adjusted as necessary. Revenue recognition is consistent with guidelines provided under EITF 99-19.
Income taxes – The Company accounts for income taxes in accordance with SFAS No 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
Earnings per share – Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the year. Diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of options or warrants. The following table illustrates the computations of basic and diluted earnings per share for the years ended December 31, 2005, 2004 and 2003.

	2005	2004	2003
Numerator for basic and diluted earnings per share	$1,767,000	$1,985,000	$1,382,000

Denominator:
Denominator for basic earnings per share – weighted-average shares	4,931,000	4,351,000	3,850,000
Effect of dilutive securities
Employee stock options	160,000	750,000	1,238,000

Denominator for diluted earnings per share – adjusted weighted- average shares	$5,091,000	$5,101,000	$5,088,000

Earning per share – basic	$0.36	$0.46	$0.36

Earning per share – diluted	$0.35	$0.39	$0.27

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 2 – Accounting Policies (Continued)
In 2005, options outstanding to purchase 76,000 shares of common stock at an exercise price of $6.16 — $6.45 per share were not included in the calculation of diluted earnings per share as the exercise price of the options was greater than the average market price of common stock during the year.
In 2004 options outstanding to purchase 16,500 shares of common stock at an exercise price of $5.50 per share were not included in the calculation of diluted earnings per share as the exercise price of the options was greater than the average market price of common stock during the year.
Reclassifications – Certain reclassifications have been made to the 2004 balances to conform with the 2005 presentation.
Stock-based compensation – The Company had in effect two stock-based employee compensation plans during 2005, which are described more fully in Note 7. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. For pro forma purposes, the estimated fair value of the Company’s options is amortized over the options’ vesting period, which is generally from one to five years.

	YEARS ENDED DECEMBER 31,
	2005	2004	2003
Net income, as reported	$1,767,000	$1,985,000	$1,382,000
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards (Note 7), net of related tax effects	(36,000)	(9,000)	(3,000)

Proforma net income	$1,731,000	$1,976,000	$1,379,000

Earnings per share:
Basic – as reported	$0.36	$0.46	$0.36
Basic – pro forma	$0.35	$0.45	$0.36
Diluted – as reported	$0.35	$0.39	$0.27
Diluted – pro forma	$0.34	$0.39	$0.27

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 2 – Accounting Policies (Continued)
Fair value of financial instruments – The carrying amounts of financial instruments, including cash and cash equivalents, securities, restricted cash, accounts receivable, accounts payable, and other accrued liabilities approximated their fair value as of December 31, 2005 and 2004 because of the relatively short maturity of these instruments. The fair value of the Company’s various debt obligations, discounted at currently available interest rates was approximately $25,088,000 and $25,637,000 at December 31, 2005 and 2004, respectively.
Business segment information - The Company, which engages in the business of leasing equipment to health care providers, has one reportable segment, the Gamma Knife that non-invasively treats malignant and benign brain tumors, vascular malformations and trigeminal neuralgia.
Recent accounting pronouncements – In December 2003, the FASB issued FIN 46(R): Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, which replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities (VIE). This Interpretation addresses consolidation by business enterprises of Variable Interest Entities. It defines a VIE as a corporation, partnership, trust, or any other legal structure used for the business purpose that either: a) the equity investment is not sufficient to allow the entity to finance its activities without additional financial support, b) the equity investors lack one or more of the following: 1. the ability to make decisions; 2. the obligation to absorb expected losses of the entity; or 3. the right to receive any returns of the entity, and, c) the equity investors have voting rights disproportionate to their economic interest, and the activities of the entity are conducted on behalf of an investor with a disproportionately small voting interest. This interpretation requires that existing unconsolidated VIE’s be consolidated by their primary beneficiaries. The Company does not have any VIE entities and accordingly the implementation of the Interpretation did not result in an impact on its financial statements.
In December 2004, the FASB issued Statement No. 123R, Share-Based Payment. This statement replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement amends FASB Statement No. 95, Statement of Cash Flows. This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement requires that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. This Statement establishes fair value as the measurement objective in accounting for the cost of share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. This cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). The Company is required to adopt FASB Statement No. 123R in first quarter 2006. Based on the Company’s historical stock option awards, adoption of this statement will have minimal impact on the Company’s financial statements.

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 3 – Property and Equipment
Property and equipment consists of the following:

	DECEMBER 31,
	2005	2004
Medical equipment and facilities	$59,147,000	$49,336,000
Office equipment	549,000	438,000

Deposits and construction in progress	703,000	4,499,000

	60,399,000	54,273,000
Accumulated depreciation	(25,409,000)	(20,001,000)

Net property and equipment	$34,990,000	$34,272,000

As of December 31, 2005, the Company has equipment that is secured under capitalized leases with a total cost of approximately $8,545,000, which is included in Medical equipment and facilities, and associated accumulated depreciation totaling approximately $4,027,000.
Note 4 – Long-Term Debt
Long-term debt consists primarily of 19 notes with financing companies, related to Gamma Knife construction and installation, totaling $20,884,000. These notes accrue interest at fixed annual rates between 7.98% and 10.95%, are payable in 60 to 84 monthly installments, mature between March 2006 and April 2012, and are collateralized by the respective Gamma Knife units. As of December 31, 2005 and December 31, 2004 the Company was in compliance with all debt covenants required under notes with its lenders. The following are contractual maturities of long-term debt by year at December 31, 2005:

Year ending December 31,
2006	$5,631,000
2007	4,867,000
2008	3,859,000
2009	3,893,000
2010	1,990,000
Thereafter	644,000

$20,884,000

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 5 – Income Taxes
Significant components of the Company’s deferred tax liabilities and assets as of December 31 are as follows:

	DECEMBER 31,
	2005	2004
Deferred tax liabilities:
Fixed assets	$(5,641,000)	$(5,548,000)

Total deferred tax liabilities	(5,641,000)	(5,548,000)
Deferred tax assets:
Net operating loss carryforwards	4,307,000	4,418,000
Accrued reserves	276,000	263,000

Other – net	571,000	501,000

Total deferred tax assets	5,154,000	5,182,000

Net deferred tax liabilities	$(487,000)	$(366,000)

These amounts are presented in the financial statements as follows:

	DECEMBER 31,
	2005	2004
Current deferred tax assets	$341,000	$261,000
Deferred income taxes (non-current)	(828,000)	(627,000)

	$(487,000)	$(366,000)

The 2005 and 2004 tax provision reflects the deduction for tax purposes of non-qualified stock options exercised by the Company’s Chairman and Chief Executive Officer. The benefit of the tax deduction is reflected as a direct increase to equity and an increase in the deferred tax asset of $616,000 and $1,540,000 for 2005 and 2004 respectively, which is described more fully in Note 7.

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 5 – Income Taxes (Continued)
The components of the provision for income taxes consist of the following:

	YEARS ENDED DECEMBER 31,
	2005	2004	2003
Current:
Federal	$449,000	$—	$—
State	210,000	47,000	38,000

Total current	659,000	47,000	38,000

Deferred:
Federal	(74,000)	296,000	649,000
State	195,000	69,000	100,000

Total deferred	121,000	365,000	749,000

	$780,000	$412,000	$787,000

The provision for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (34% in 2005, 2004 and 2003) to income before taxes as follows:

	YEARS ENDED DECEMBER 31,
	2005	2004	2003
Computed expected tax	$866,000	$815,000	$741,000
State income taxes, net of federal benefit	167,000	144,000	127,000
Stock options	(193,000)	(547,000)	(81,000)
Other	(60,000)	—	—

	$780,000	$412,000	$787,000

At December 31, 2005, the Company had a net operating loss carryforward for federal income tax return purposes of approximately $12,800,000 and for state purposes $1,900,000 which expire between 2006 and 2024. A substantial part of this carryforward is subject to separate return limitations. The Company’s ability to utilize its net operating loss carryforwards and other deferred tax assets may be limited in the event of a 50% or more ownership change within any three-year period. Future federal net operating losses generated by the Company can be carried forward for 20 years.

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 6 — Minority Interest
The Minority interest liability reflects the 19% interest by the minority partner in the Company’s GK Financing, LLC subsidiary. The balance increases (decreases) by the minority partner’s share of the earnings (losses) in GK Financing, LLC, and is reduced by any cash distributions made to the minority partner, per the following table:

	YEARS ENDED DECEMBER 31,
	2005	2004	2003
Beginning balance	$2,315,000	$1,731,000	$1,448,000
Minority interest in GKF net income	1,126,000	983,000	928,000
Less: cash distributions	(912,000)	(399,000)	(645,000)

Minority interest	$2,529,000	$2,315,000	$1,731,000

Note 7 – Shareholders’ Equity
1995 Stock Option Plan
The Company’s 1995 Stock Option Plan (the “1995 Plan”) provided for nonqualified stock options and “incentive stock options.” Under the 1995 Plan, 330,000 common shares were authorized for grant to officers and other key employees, non-employee directors, and advisors. The 1995 Plan terminated according to its terms on August 15, 2005. Provisions of the 1995 Plan included an automatic grant to each non-employee director of options to purchase up to 4,000 shares annually on the date of the Company’s Annual Shareholder Meeting, at an exercise price equal to the market price of the Company’s common shares on that date, until the non-employee director has options for a total of 12,000 shares of the Company’s common stock in all Company stock option plans. Directors who are appointed or elected to the Company’s Board of Directors on a date other than that of the Annual Shareholder Meeting received a pro-rata grant of such options, at an exercise price equal to the market price of the Company’s common shares on the date of grant. There were approximately 140,000 options issued and exercisable as of December 31, 2005.
2001 Stock Option Plan
The Company’s 2001 Stock Option Plan (the “2001 Plan”), provides for nonqualified stock options and “incentive stock options.” Under the 2001 Plan, 250,000 common shares are reserved for awards to officers of the Company, other key employees, non-employee directors, and advisors. Provisions of the 2001 Plan include an automatic grant to each non-employee director of options to purchase up to 4,000 shares annually on the date of the Company’s Annual Shareholder Meeting, at an exercise price equal to the market price of the Company’s common shares on that date, until the non-employee director has options for a total of 12,000 shares of the

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 7 – Shareholders’ Equity (Continued)
Company’s common stock in all Company stock option plans. Directors who are appointed or elected to the Company’s Board of Directors on a date other than that of the Annual Shareholder Meeting receive a pro-rata grant of such options, at an exercise price equal to the market price of the Company’s common shares on the date of grant. As of December 31, 2005, approximately 7,000 stock options had been granted under the 2001 Plan.
Changes in options outstanding under the Stock Option Plans from January 1, 2003 to December 31, 2005 are as follows :

		Weighted
	Number	Average
	of Options	Exercise Price
Balance at January 1, 2003	188,000	$1.943
Granted	11,000	$5.272
Exercised	(10,000)	$2.400
Forfeited	(5,000)	$4.100
Repurchased	(5,000)	$3.000

Balance at December 31, 2003	179,000	$2.156

Granted	26,000	$5.475
Exercised	(15,000)	$2.478
Forfeited	(10,000)	$5.717
Repurchased	(12,000)	$3.494

Balance at December 31, 2004	168,000	$2.269

Granted	83,000	$6.123
Exercised	(93,000)	$1.665
Forfeited	(11,000)	$4.065

Balance at December 31, 2005	147,000	$5.029

The weighted average fair value of the options granted in 2005 was $1.52.

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 7 – Shareholders’ Equity (Continued)
Shares and Options Issued to Officer
On August 15, 1995, the Company’s Chairman and Chief Executive Officer was granted a ten-year, immediately exercisable option to purchase 1,495,000 common shares for an exercise price of $.01 per share for which the Company recorded compensation expense of $2,414,000. These options were granted to the officer as final consideration for personal guarantees of credit facilities and for continued employment with the Company. The officer exercised 264,000, 846,000 and 125,000 options during 2005, 2004 and 2003 respectively. The exercise in 2005 resulted in a $445,000 increase in paid in capital and a $616,000 increase in deferred tax assets. The exercise in 2004 resulted in a $994,000 increase to additional paid in capital and a $1,540,000 increase in deferred tax assets, and in 2003 the exercise resulted in a $163,000 increase to additional paid in capital and a $244,000 increase in deferred tax assets. All options granted under the plan were exercised prior to the termination of the plan according to its terms on August 15, 2005.
The following table summarizes information about all options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price
1.625 — 1.688	6,000	0.83	1.646	6,000	1.646
3.000 — 4.100	41,000	3.79	3.201	41,000	3.201
4.570 — 5.500	24,000	8.23	5.318	13,000	5.173
6.160 — 6.450	76,000	9.54	6.185	—	—

$ 1.625 — 6.450	147,000	7.37	$5.029	60,000	$3.473

At December 31, 2005 and 2004, 60,000 and 411,000 options, respectively, were vested and exercisable. Automatic option awards issued to non-employee directors vest one year after their issuance. The vesting period for all other options issued under the Company’s plans is determined by the Board of Directors at the time the options are issued. Discretionary options awarded during 2005 and 2004 vest over a five year period.
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

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 7 – Shareholders’ Equity (Continued)
The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The effects of applying SFAS No. 123 in the proforma disclosure are not indicative of future amounts. The fair value of the Company’s option grants under the 1995 and 2001 Plans was estimated assuming the following weighted-average assumptions:

	2005	2004	2003
Expected life (years)	10.0	10.0	10.0
Expected volatility	25.0%	37.0%	29.0%
Dividend yield	3.1%	3.0%	3.0%
Risk-free interest rate	4.3%	4.5%	4.3%
Repurchase of Common Stock, Common Stock Warrants and Stock Options
In 1999 and 2001, the Board of Directors approved resolutions authorizing the Company to repurchase up to a total of 1,000,000 shares of its own stock on the open market. There have been no shares repurchased on the open market since the year ending December 31, 2001.
During 2005, the Company withheld 114,000 shares upon the exercise of options by two officers of the Company, to pay the exercise price of the shares and the withholding taxes associated with the exercises. The value of the exercise price is recorded as a reduction to common stock, and the difference between the exercise price and the market price at the time of exercise is recorded as a reduction to paid-in-capital.
In 2004 and 2003, the Company repurchased 12,000 and 5,000 options respectively under the 1995 stock option plan from former employees. The repurchase of the options is recorded as a reduction in additional paid-in-capital.
Dividends
In December 2005 the Company declared dividends of $0.0475 per share, payable in January 2006. In January, April, July and October of 2005 the Company paid dividends of $0.045, $0.045, $0.0475 and $0.0475 per share respectively. In January, April, July and October of 2004 the Company paid dividends of $0.04, $0.04, $0.0425 and $0.045 per share respectively. The Company paid dividends of $0.16 per share in the year ended December 31, 2003.

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 8 – Retirement Plan
The Company has a defined-contribution retirement plan (the “Plan”) that allows for a matching safe harbor contribution. For 2005, the Board of Directors elected to match participant deferred salary contributions up to a maximum of 4% of the participant’s annual compensation. Matching contributions must be invested in shares of the Company’s stock. Discretionary profit sharing contributions are allowed under the Plan in years that the Board does not elect a safe harbor match. The Company contributed $33,000 and $35,000 to the Plan for the safe harbor match for each of the years ended December 31, 2004 and December 31, 2003, respectively. The Company has accrued $44,000 for the estimated safe harbor matching contribution for the year ended December 31, 2005.
Note 9 – Obligations Under Capital Leases
During 2005 the Company entered into three capital lease obligations with three financing companies, collateralized by Gamma Knife equipment having an aggregate net book value of approximately $4,518,000 at December 31, 2005. These obligations have stated interest rates ranging between 7.74% and 7.99%, are payable in 42 to 84 monthly installments, and mature between June 2009 and September 2012.
Future minimum lease payments, together with the present value of the net minimum lease payments under capital leases at December 31, 2005, are summarized as follows:

Net Present Value
of Minimum
Lease Payments
Year ending December 31,
2006	$1,050,000
2007	1,050,000
2008	1,050,000
2009	762,000
2010	557,000
Thereafter	668,000

Total capital lease payments	5,137,000
Less imputed interest	939,000

4,198,000
Less current portion	746,000

$3,452,000

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 10 – Operating Leases
The Company leases office space and equipment under operating leases expiring at various dates through 2009.
Future minimum payments under noncancelable operating leases having initial terms of more than one year consisted of the following at December 31, 2005:

Year ending December 31,
2006	208,000
2007	9,000
2008	9,000
2009	9,000

$235,000

Payments for repair and maintenance agreements incorporated in operating lease agreements are included in the future minimum operating lease payments shown above.
Rent expense was $386,000, $323,000, and $315,000 for the years ended December 31, 2005, 2004 and 2003, respectively, and includes the above operating leases as well as month-to-month rental and certain executory costs.
The Company subleases a portion of its office space to two third parties for approximately $2,000 per month under sub-sublease agreements that expire in May 2006.
Note 11 – Commitments and Contingencies
Under the terms of existing Gamma Knife quotation agreements, the Company is committed to purchase upgrades and cobalt reloads to certain existing Gamma Knife equipment for $2,109,000 when the equipment is upgraded at each customer location. At December 31, 2005, the Company had $677,000 in deposits related to these purchase commitments which are classified as construction in progress.
Note 12 – Major Customers
Revenues from the Company’s Gamma Knife segment were provided by twenty-one customers in 2005, eighteen customers in 2004, and seventeen customers in 2003. No individual customer exceeded 10% of the Company’s total revenue in any of these years.

