Form 10-Q
period 2006-03-31
AMERICAN SHARED HOSPITAL SERVICES
filed 2006-05-15
CIK 744825

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Registrant’s telephone number, including area code: (415) 788-5300
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                      Accelerated filer ☐                     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 5, 2006, there are outstanding 5,018,885 shares of the Registrant’s common stock.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	March 31, 2006	Dec. 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$1,166,000	$1,298,000
Restricted cash	50,000	50,000
Securities-current	6,663,000	4,537,000
Accounts receivable, net of allowance for doubtful accounts of $170,000 in 2006 and $170,000 in 2005	4,071,000	3,832,000
Other receivables	232,000	187,000
Prepaid expenses and other assets	465,000	464,000
Current deferred tax assets	341,000	341,000

Total current assets	12,988,000	10,709,000

Property and equipment:

Medical equipment and facilities	61,635,000	59,147,000
Office equipment	552,000	549,000
Deposits and construction in progress	42,000	703,000

	62,229,000	60,399,000

Accumulated depreciation and amortization	(26,898,000)	(25,409,000)

Net property & equipment	35,331,000	34,990,000

Securities-long term	601,000	2,797,000
Other assets	160,000	172,000

Total assets	$49,080,000	$48,668,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$329,000	$555,000
Employee compensation and benefits	189,000	120,000
Accrued dividends	238,000	238,000
Other accrued liabilities	1,127,000	996,000

Current portion of long-term debt	5,376,000	5,631,000

Current portion of obligations under capital leases	951,000	746,000

Total current liabilities	8,210,000	8,286,000

Long-term debt, less current portion	14,060,000	15,253,000
Long term capital leases, less current portion	4,575,000	3,452,000
Deferred income taxes	1,111,000	828,000
Minority interest	2,598,000	2,529,000

Shareholders’ equity:
Common stock, without par value: authorized shares — 10,000,000; issued & outstanding shares, 5,018,885 in 2006 and 5,018,885 in 2005	9,306,000	9,306,000
Additional paid-in capital	4,282,000	4,274,000
Retained earnings	4,938,000	4,740,000

Total shareholders’ equity	18,526,000	18,320,000

Total liabilities and shareholders’ equity	$49,080,000	$48,668,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months ended March 31,
	2006	2005
Medical services revenue	$5,045,000	$4,449,000

Costs of revenue:
Maintenance and supplies	336,000	255,000
Depreciation and amortization	1,462,000	1,292,000
Other direct operating costs	824,000	610,000

	2,622,000	2,157,000

Gross Margin	2,423,000	2,292,000
Selling and administrative expense	914,000	921,000
Interest expense	563,000	535,000

Operating income	946,000	836,000
Interest and other income	90,000	43,000
Minority interest expense	(316,000)	(274,000)

Income before income taxes	720,000	605,000
Income tax expense	284,000	210,000

Net income	$436,000	$395,000

Net income per share:
Earnings per common share — basic	$0.09	$0.08

Earnings per common share — assuming dilution	$0.09	$0.08

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months ended March 31,
	2006	2005
Operating activities:
Net income	$436,000	$395,000

Adjustments to reconcile net income to net cash from operating activities:

Depreciation and amortization	1,492,000	1,315,000

Deferred income tax	283,000	210,000

Minority interest in consolidated subsidiaries	316,000	274,000

Stock options expensed	8,000	0

Changes in operating assets and liabilities:

Receivables	(284,000)	215,000

Prepaid expenses and other assets	8,000	5,000

Accounts payable and accrued liabilities	(26,000)	51,000

Net cash from operating activities	2,233,000	2,465,000

Investing activities:
Purchase of property and equipment	(1,830,000)	(2,276,000)

Proceeds from sales and maturities of marketable securities	577,000	0

Investment in securities	(507,000)	(10,000)

Net cash from investing activities	(1,760,000)	(2,286,000)

Financing activities:
Payment of dividends	(238,000)	(215,000)

Payment received for exercise of options	0	9,000

Distribution to minority owners	(247,000)	(171,000)

Long term debt financing on purchase of property and equipment	0	1,533,000

Capital lease financing on purchase of property and equipment	1,540,000	240,000

Principal payments on capital leases	(211,000)	(43,000)

Principal payments on long-term debt	(1,449,000)	(1,811,000)

Net cash from financing activities	(605,000)	(458,000)

Net change in cash and cash equivalents	(132,000)	(279,000)

Cash and cash equivalents at beginning of period	1,298,000	8,121,000

Cash and cash equivalents at end of period	$1,166,000	$7,842,000

Supplemental cash flow disclosure:
Cash paid during the period for:

Interest	$563,000	$535,000

Income taxes	$127,000	$77,000

Schedule of non-cash investing and financing activities
Accrued dividends	$238,000	$218,000

Income tax benefit from exercise of stock options	$0	$78,000
See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly American Shared Hospital Services’ consolidated financial position as of March 31, 2006 and the results of its operations for the three month periods ended March 31, 2006 and 2005, which results are not necessarily indicative of results on an annualized basis. Consolidated balance sheet amounts as of December 31, 2005 have been derived from audited financial statements.
     These unaudited consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2005 included in the Company’s 10-K filed with the Securities and Exchange Commission.
     These financial statements include the accounts of American Shared Hospital Services (the “Company”) and its wholly-owned subsidiaries: OR21, Inc. (“OR21”); MedLeader.com, Inc. (“MedLeader”); American Shared Radiosurgery Services (“ASRS”); and ASRS majority-owned subsidiary, GK Financing, LLC (“GK Financing”).
     The Company through its majority-owned subsidiary, GK Financing, provided Gamma Knife units to twenty-one medical centers as of March 31, 2006 in Arkansas, California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Mississippi, Nevada, New Jersey, New Mexico, New York, Tennessee, Oklahoma, Ohio, Pennsylvania, Texas and Wisconsin.
     All significant intercompany accounts and transactions have been eliminated in consolidation.
     Certain reclassifications have been made to the 2005 balances to conform with the 2006 presentation.
Note 2. Per Share Amounts
     Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding. For the three months ended March 31, 2006 basic earnings per share was computed using 5,019,000 common shares and diluted earnings per share was computed using 5,048,000 common shares and equivalents. For the three months ended March 31, 2005 basic earnings per share was computed using 4,829,000 common shares and diluted earnings per share was computed using 5,130,000 common shares and equivalents.
Note 3. Stock-based Compensation

     The Company has two stock-based employee compensation plans, the 1995 and 2001 Stock Option Plans, which provide for nonqualified stock options and “incentive stock options.” Under the 1995 Plan, 330,000 common shares were reserved, and under the 2001 Plan, 250,000 common shares are reserved for awards to officers of the Company, other key employees, non-employee directors, and advisors. The term of the 1995 Plan expired in 2005, and no further options can be issued under that plan. Under the combined plans, there are approximately 142,000 options granted, of which approximately 76,000 options are vested, as of March 31, 2006.
     Through 2005, the Company accounted for these plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to employees, and related Interpretations. No stock-based employee compensation cost was reflected in net income as all options granted under those plans had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant.
     Beginning in 2006, in accordance with FASB Statement No. 123R, Accounting for Stock-Based Compensation, the Company began expensing the fair value of its stock options issued, using the modified prospective format. The Company’s stock-based awards to employees are calculated using the Black-Scholes valuation model. The Company’s stock-based awards have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the present value estimates. The estimated fair value of the Company’s option grants was estimated assuming the following weighted-average assumptions: ten year expected life, 25% expected volatility, 3.1% dividend yield, and 4.3% risk-free interest rate. The estimated fair value of the Company’s options is amortized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Accordingly, stock-based compensation cost before income tax effect in the amount of approximately $8,000 is reflected in first quarter 2006 net income.
     FASB Statement No. 123R requires that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. No options were issued or exercised during the period ended March 31, 2006, and therefore, there were no excess tax benefits to report.
     The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123 in 2005:

	Quarter Ended March 31
	2006	2005
Net income, as reported	$436,000	$395,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0	(2,000)

Pro forma net income	$436,000	$393,000

Earnings per share:
Basic—as reported	$0.09	$0.08
Basic—pro forma	$0.09	$0.08
Assuming dilution—as reported	$0.09	$0.08
Assuming dilution—pro forma	$0.09	$0.08

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This quarterly report to the Securities and Exchange Commission may be deemed to contain certain forward-looking statements with respect to the financial condition, results of operations and future plans of American Shared Hospital Services, which involve risks and uncertainties including, but not limited to, the risks of the Gamma Knife business, the risks of developing the Company’s IMRT and The Operating Room for the 21st Century® programs, and the risks of investing in a development-stage company, Still River Systems, Inc. (“Still River”), without a proven product. Further information on potential factors that could affect the financial condition, results of operations and future plans of American Shared Hospital Services is included in the filings of the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 28, 2006.
     Medical services revenue increased $596,000 to $5,045,000 for the three month period ended March 31, 2006 from $4,449,000 for the three month period ended March 31, 2005. The increase is primarily due to the addition of three new Gamma Knife units that commenced operation during 2005.
     The Company had twenty-one Gamma Knife units in operation at March 31, 2006 compared to nineteen at March 31, 2005. Fifteen of the Company’s customers are under fee-per-use contracts, and six customers are under retail arrangements. Retail arrangements are further classified as either turn-key or net revenue sharing. Revenue from fee per use contracts is recorded on a gross basis as determined by each hospital’s contracted rate. Under turn-key arrangements, the Company receives payment from the hospital in the amount of its reimbursement from third party payors, and is responsible for paying all the operating costs of the Gamma Knife. Revenue is recorded on a gross basis and estimated based on historical experience and hospital contracts with third party payors. For net revenue sharing arrangements the Company receives a contracted percentage of the reimbursement received by the hospital less the operating expenses of the Gamma Knife. Revenue is recorded on a net basis and estimated based on historical experience.
     The number of Gamma Knife procedures increased by 94 to 669 in first quarter 2006 from 575 in the same quarter in the prior year. This increase was due to the addition of three new Gamma Knife units that commenced operation during 2005, and an 8% increase in procedures at Gamma Knife units in operation more than one year.
     Total costs of revenue increased $465,000 to $2,622,000 for the three month period ended March 31, 2006 from $2,157,000 for the three month period ended March 31, 2005. Maintenance and supplies increased by $81,000 for the three month period ended March 31, 2006 compared to the same period in the prior year, due to an increase in Gamma Knife contract maintenance costs, as well as additional costs for repairs not covered under maintenance contracts. There were seventeen Gamma Knife units covered under maintenance contract as of March 31, 2006 and March 31, 2005. Depreciation and amortization increased by $170,000 for the three month period ended March 31, 2006 compared to the same period in the prior year primarily due to the addition of three new Gamma Knife units that started during 2005. Other direct operating costs increased $214,000 for the three month period ended March 31, 2006 compared to the same period in the prior year primarily due to increased insurance, taxes and other costs relative to the addition of three new Gamma Knife units during 2005. In addition, operating cost at turn-key Gamma Knife sites, where the Company is responsible for paying all direct operating costs, increased primarily because two of the new sites that began operation in 2005 are operated under turn-key agreements.
     Selling and administrative costs decreased by $7,000 to $914,000 for the three month period ended March 31, 2006 from $921,000 for the three month period ended March 31, 2005. This decrease was primarily due to reduced marketing and business development costs and reduced contributions, partially offset by increased payroll related costs. The Company’s second Gamma Knife User’s Group meeting was held in first quarter 2005; however there was no meeting scheduled for first quarter 2006.
     Interest expense increased by $28,000 to $563,000 for the three month period ended March 31, 2006 from $535,000 for the three month period ended March 31, 2005 primarily due to additional interest expense relating to the financing of the three new Gamma Knife units in 2005 and the refinancing in 2005 of one Gamma Knife unit that had previously been paid off. This was partially offset by lower interest expense on the debt relating to the more mature Gamma Knife units. The mature units have lower interest expense because interest expense decreases as the outstanding principal balance of each loan is reduced. In addition, the financing on the more recent Gamma Knife units is at lower interest rates than the older loans.
     Interest and other income increased by $47,000 to $90,000 for the three month period ended March 31, 2006 from $43,000 for the three month period ended March 31, 2005 due to increased interest income as a result of higher interest rates on invested cash balances.
     Minority interest increased by $42,000 to $316,000 for the three month period ended March 31, 2006 from $274,000 for the three month period ended March 31, 2005 due to increased profitability of GK Financing. Minority interest represents the 19% interest of GK Financing owned by a third party.
     Income tax expense increased by $74,000 to $284,000 in the first quarter 2006 compared to $210,000 in the first quarter 2005. The Company recorded a 39% income tax provision in first quarter 2006 compared to a 40% income tax provision in first quarter 2005; however the effective income tax rate was reduced to approximately 35% in first quarter 2005 due to an income tax benefit of $32,000 that was recorded for the exercise of 50,000 previously expensed options to purchase common stock. The income tax benefit was the result of compensation expense that was recognized when the options were granted in 1995.
     The Company had net income of $436,000 ($0.09 per diluted share) for the three month period ended March 31, 2006 compared to net income of $395,000 ($0.08 per diluted share) in the same period in the prior year. The increase was primarily due to increased revenue from the addition of three new Gamma Knife units in 2005 and increased interest income, partially offset by increased income tax expense.
Liquidity and Capital Resources
     The Company had cash and cash equivalents of $1,166,000 at March 31, 2006 compared to $1,298,000 at December 31, 2005. The Company’s cash position decreased by $132,000 primarily due to acquisition of property and equipment of $1,830,000, offset by capital lease financing of $1,540,000, and payment of shareholder dividends of $238,000.
     During first quarter 2006, the Company paid quarterly dividends of $238,000, or $0.0475 per share, that had been declared in fourth quarter 2005. On February 23, 2006 the Company declared a quarterly dividend of $0.0475 per share to shareholders of record on April 3, 2006, which resulted in a reduction in retained earnings of $238,000 in first quarter 2006. The dividends were paid to shareholders on April 17, 2006.
     The Company as of March 31, 2006 had shareholders’ equity of $18,526,000, working capital of $4,778,000 and total assets of approximately $49,080,000.
     The Company has scheduled interest and principal payments under its debt obligations of approximately $6,821,000 and scheduled capital lease payments of approximately $1,355,000 during the next 12 months. The Company believes that its cash flow from operations and cash resources are adequate to meet its scheduled debt obligations during the next 12 months.
     The Company has a $6,000,000 line of credit, renewable annually, available as needed for equipment purchases and working capital. Amounts drawn against the line of credit are secured by the Company’s cash invested with the bank. At March 31, 2006 there were no amounts drawn against the line of credit.
     The Company invests its cash primarily in money market or similar funds and high quality short to long-term fixed income securities in order to maximize current income while minimizing the potential for principal erosion. A portion of these investments are classified as securities on the balance sheet and are considered held-to-maturity investments because it is the company’s ability and intent to hold these securities until maturity. Securities with maturity dates between three and twelve months in the amount of $6,663,000 are classified as current assets. Securities in the amount of $601,000 have maturities in excess of one year and are classified as long-term.
Subsequent Events
     On April 10, 2006 the Company invested $2,000,000 for an equity interest in Still River Systems, Inc., a development-stage company based in Littleton, Massachusetts, which in collaboration with scientists from MIT’s Plasma Science and Fusion Center, is developing a medical device for the treatment of cancer patients using proton beam radiation therapy (PBRT). The Company also purchased for $1,000,000 an option to acquire two Clinatron-250™ PBRT systems from Still River for anticipated delivery in 2008. The PBRT systems are not currently FDA approved. The Company drew on its line of credit to fund its investment in Still River and the option to purchase two Clinitron-250 systems.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Securities Holders.
     None.
Item 5. Other Information.
     None.
Item 6. Exhibits and Reports on Form 8-K.
     (a) Exhibits
The following exhibits are filed herewith:

Exhibit Number	Description
10.19a	Amendment to Lease Agreement for a Gamma Knife unit effective October 25, 2005 by and between Yale-New Haven Ambulatory Services Corporation and GK Financing, LLC. (Confidential

Exhibit Number	Description
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
(b) Reports on Form 8-K
The following report on Form 8-K was filed during the three months ended March 31, 2006:
Form 8-K dated and filed February 22, 2006 relating to a press release announcing the Company’s preliminary financial results for its fourth quarter and fiscal year ended 2005.
The following reports on Form 8-K were filed after March 31, 2006:
Form 8-K dated and filed May 4, 2006 relating to a press release announcing the Company’s preliminary financial results for its first quarter of fiscal year 2006.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMERICAN SHARED HOSPITAL SERVICES
Registrant

Date: May 15, 2006	/s/ Ernest A. Bates, M.D.
Ernest A. Bates, M.D.
Chairman of the Board and Chief Executive Officer

Date: May 15, 2006	/s/ Craig K. Tagawa
Craig K. Tagawa
Senior Vice President Chief Operating and Financial Officer