Form 10-Q
period 2006-06-30
AMERICAN SHARED HOSPITAL SERVICES
filed 2006-08-14
CIK 744825

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2006, there are outstanding 5,023,418 shares of the Registrant’s common stock.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$2,143,000	$1,298,000
Restricted cash	50,000	50,000
Securities-current	5,175,000	4,537,000
Accounts receivable, net of allowance for doubtful accounts of $170,000 in 2006 and $170,000 in 2005	4,714,000	3,832,000
Other receivables	292,000	187,000
Prepaid expenses and other current assets	467,000	464,000
Current deferred tax assets	341,000	341,000

Total current assets	13,182,000	10,709,000

Property and equipment:

Medical equipment and facilities	61,681,000	59,147,000
Office equipment	511,000	549,000
Deposits and construction in progress	1,064,000	703,000

	63,256,000	60,399,000

Accumulated depreciation and amortization	(28,327,000)	(25,409,000)

Net property & equipment	34,929,000	34,990,000

Securities-long term	925,000	2,797,000
Investment in convertible preferred stock	2,000,000	0
Other assets	245,000	172,000

Total assets	$51,281,000	$48,668,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$205,000	$555,000
Employee compensation and benefits	356,000	120,000
Accrued dividends	239,000	238,000
Other accrued liabilities	990,000	996,000

Advances on line of credit	3,250,000	0
Current portion of long-term debt	5,188,000	5,631,000
Current portion of long-term capital leases	970,000	746,000

Total current liabilities	11,198,000	8,286,000

Long-term debt, less current portion	12,922,000	15,253,000
Long-term capital leases, less current portion	4,241,000	3,452,000

Deferred income taxes	1,397,000	828,000
Minority interest	2,776,000	2,529,000
Shareholders’ equity:
Common stock, without par value: authorized shares — 10,000,000; issued & outstanding shares, 5,023,418 in 2006 and 4,853,840 in 2005	9,317,000	9,306,000
Additional paid-in capital	4,283,000	4,274,000
Retained earnings	5,147,000	4,740,000

Total shareholders’ equity	18,747,000	18,320,000

Total liabilities and shareholders’ equity	$51,281,000	$48,668,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED INCOME STATEMENT
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
Revenue:
Medical services	$5,309,000	$4,730,000	$10,354,000	$9,179,000

Costs and expenses:
Costs of revenue:

Maintenance and supplies	308,000	262,000	644,000	517,000

Depreciation and amortization	1,454,000	1,341,000	2,916,000	2,633,000

Other direct operating costs	913,000	829,000	1,737,000	1,439,000

	2,675,000	2,432,000	5,297,000	4,589,000

Gross margin	2,634,000	2,298,000	5,057,000	4,590,000

Selling and administrative expense	1,078,000	933,000	1,992,000	1,854,000

Interest expense	560,000	511,000	1,123,000	1,046,000

Operating income	996,000	854,000	1,942,000	1,690,000

Interest and other income	87,000	57,000	177,000	100,000

Minority interest expense	(349,000)	(287,000)	(665,000)	(561,000)

Income before income taxes	734,000	624,000	1,454,000	1,229,000

Income tax expense	286,000	233,000	570,000	443,000

Net income	$448,000	$391,000	$884,000	$786,000

Earnings per share:

Basic	$0.09	$0.08	$0.18	$0.16

Diluted	$0.09	$0.08	$0.18	$0.15

Basic shares	5,023,000	4,854,000	5,021,000	4,841,000
Diluted shares	5,054,000	5,135,000	5,051,000	5,133,000
See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED CASH FLOWS STATEMENT
(Unaudited)

	Six Months ended June 30,
	2006	2005
Operating activities:
Net income	$884,000	$786,000

Adjustments to reconcile net cash provided by operating activities:

Depreciation and amortization	2,967,000	2,680,000

Deferred income taxes	569,000	418,000

Loss on sale of assets	3,000	0

Stock options expensed	16,000	0

Minority interest in consolidated subsidiaries	665,000	561,000

Changes in operating assets and liabilities:

Receivables	(987,000)	(6,000)

Prepaid expenses and other assets	(45,000)	36,000

Accounts payable and accrued liabilities	(120,000)	483,000

Net cash from operating activities	3,952,000	4,958,000

Investing activities:
Purchase of property and equipment	(2,923,000)	(3,967,000)

Proceeds from sale and maturity of marketable securities	2,916,000	0

Proceeds from sale of assets	20,000	0

Purchase of securities and convertible preferred stock	(3,719,000)	(301,000)

Net cash from investing activities	(3,706,000)	(4,268,000)

Financing activities:
Principal payments on long-term debt	(2,859,000)	(3,559,000)

Principal payments on capitalized leases	(442,000)	(109,000)

Advances on line of credit	3,250,000	0

Distribution to minority owners	(418,000)	(399,000)

Long-term debt financing on purchase of property and equipment	0	2,949,000

Capital lease financing on purchase of property and equipment	1,540,000	240,000

Payment for stock/option repurchase	(1,000)	0

Payment received for exercise of stock options	5,000	9,000

Payment of dividends	(476,000)	(433,000)

Net cash from financing activities	599,000	(1,302,000)

Net change in cash and cash equivalents	845,000	(612,000)

Cash and cash equivalents at beginning of period	1,298,000	8,121,000

Cash and cash equivalents at end of period	$2,143,000	$7,509,000

Supplemental cash flow disclosure:
Cash paid during the period for:

Interest paid	$1,123,000	$1,046,000

Income taxes paid	$255,000	$101,000

Schedule of noncash investing and financial activities:
Accrued dividends	$239,000	$231,000

Income tax benefit from exercise of stock options and warrants	$0	$124,000
See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly American Shared Hospital Services’ consolidated financial position as of June 30, 2006 and the results of its operations for the three and six month periods ended June 30, 2006 and 2005, which results are not necessarily indicative of results on an annualized basis. Consolidated balance sheet amounts as of December 31, 2005 have been derived from audited financial statements.
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
     The Company through its majority-owned subsidiary, GK Financing, provided Gamma Knife units to twenty-one medical centers as of June 30, 2006 in Arkansas, California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Mississippi, Nevada, New Jersey, New Mexico, New York, Tennessee, Oklahoma, Ohio, Pennsylvania, Texas and Wisconsin.
     All significant intercompany accounts and transactions have been eliminated in consolidation.
     Certain reclassifications have been made to the 2005 balances to conform with the 2006 presentation.
Note 2. Per Share Amounts
     Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding. For the three and six months ended June 30, 2006 basic earnings per share was computed using 5,023,000 and 5,021,000 common shares, respectively, and diluted earnings per share was computed using 5,054,000 and 5,051,000 common shares and equivalents, respectively. For the three and six months ended June 30, 2005 basic earnings per share was computed using 4,854,000 and 4,841,000 common shares, respectively, and diluted earnings per share was computed using 5,135,000 and 5,133,000 common shares and equivalents, respectively. The increase in common shares used in the basic earnings per share calculation in 2006 compared to 2005 is the result of stock options exercised, primarily in third quarter 2005.

Note 3. Stock-based Compensation
     On June 28, 2006, the Company’s shareholders approved the 2006 Stock Incentive Plan (the “2006 Plan”) under which 750,000 shares of the Company’s common stock are reserved for issuance of shares to officers of the Company, other key employees, non-employee directors, and advisors. The 2006 Plan serves as successor to the Company’s previous two stock-based employee compensation plans, the 1995 and 2001 Stock Option Plans. The share reserve under those two plans, including the shares of common stock subject to currently outstanding options under the plans, were transferred to the 2006 Plan, and no further grants or share issuances will be made under the 1995 Plan or 2001 Plans. Under the 2006 Plan, there were 2,000 restricted stock units granted, consisting of annual automatic grants to non-employee directors, and approximately 144,000 options granted, of which approximately 77,000 options were vested, as of June 30, 2006.
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
     Beginning in 2006, in accordance with FASB Statement No. 123R, Accounting for Stock-Based Compensation, the Company began expensing the fair value of its stock options issued, using the modified prospective format. The Company’s stock-based awards to employees are calculated using the Black-Scholes valuation model. The Company’s stock-based awards have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the present value estimates. The estimated fair value of the Company’s option grants was estimated assuming the following weighted-average assumptions: ten year expected life, 25% expected volatility, 3.1% dividend yield, and 4.3% risk-free interest rate. The estimated fair value of the Company’s options is amortized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Accordingly, stock-based compensation cost before income tax effect in the amount of approximately $8,000 is reflected in second quarter 2006 net income, and $16,000 is reflected in year to date net income.
     FASB Statement No. 123R requires that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. There were approximately 8,000 options issued and 5,000 options exercised during the period ended June 30, 2006. There were no excess tax benefits to report.
     The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123 in 2005:

	Three months ended June 30		Six Months Ended June 30
	2006	2005	2006	2005

Net income, as reported	$448,000	$391,000	$884,000	$786,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$0	($6,000)	$0	($8,000)

Pro forma net income	$448,000	$385,000	$884,000	$778,000

Earnings per share:
Basic-as reported	$0.09	$0.08	$0.18	$0.16
Basic-pro forma	$0.09	$0.08	$0.18	$0.16
Diluted-as reported	$0.09	$0.08	$0.18	$0.15
Diluted-pro forma	$0.09	$0.07	$0.18	$0.15
Note 4. Convertible Preferred Stock Investment
     On April 10, 2006 the Company invested $2,000,000 for a convertible preferred stock interest in Still River Systems, Inc. (“Still River”), a development-stage company based in Littleton, Massachusetts, which in collaboration with scientists from MIT’s Plasma Science and Fusion Center, is developing a medical device for the treatment of cancer patients using proton beam radiation therapy (PBRT). The Company also purchased for $1,000,000 an option to acquire two Clinatron-250™ PBRT systems from Still River for anticipated delivery in 2008. The PBRT systems are not currently FDA approved.
     The Company’s investment in Still River consists of approximately 2,353,000 shares of Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock is considered pari passu with previously issued Series A Convertible Preferred Stock (together “Preferred Stock”). The Preferred Stock is convertible at any time at the option of the holder into shares of common stock of Still River at a conversion price, subject to certain adjustments, but initially set at the original purchase price. The Preferred Stock has voting rights equivalent to the number of common stock shares into which it is convertible, and holders of the Preferred Stock, subject to certain exceptions, have a pro-rata right to participate in subsequent stock offerings. In the event of liquidation, dissolution, or winding up of Still River, the Preferred Stock holders have preference to the holders of common stock, and any other class or series of stock that is junior to the Preferred Stock.
Note 5. Line of Credit
     The Company has a $6,000,000 line of credit with the Bank of America (the “Bank”), which is renewable annually and is drawn on from time to time as needed for equipment purchases and working capital. Amounts drawn against the line of credit are at an interest rate per year equal to the Bank’s Prime Rate minus one percentage point, and are secured by the Company’s cash invested with the Bank. At June 30, 2006, $3,250,000 was borrowed against the line of credit.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This quarterly report to the Securities and Exchange Commission may be deemed to contain certain forward-looking statements with respect to the financial condition, results of operations and future plans of American Shared Hospital Services, which involve risks and uncertainties including, but not limited to, the risks of the Gamma Knife business, the risks of developing the Company’s IMRT and The Operating Room for the 21st Century® programs, and the risks of investing in a development-stage company, Still River Systems, Inc., without a proven product. Further information on potential factors that could affect the financial condition, results of operations and future plans of American Shared Hospital Services is included in the filings of the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Form 10-Q for the three months ended March 31, 2006, and the definitive Proxy Statement for the Annual Meeting of Shareholders on June 28, 2006.
     Medical services revenue increased $579,000 and $1,175,000 to $5,309,000 and $10,354,000 for the three and six month periods ended June 30, 2006 from $4,730,000 and $9,179,000 for the three and six month periods ended June 30, 2005, respectively. The increase for both the three and six month periods is due to the addition of two new Gamma Knife units that commenced operation in second and third quarter 2005, and an increase in revenue at some of the Company’s turn-key retail sites, where the Company receives payment from the hospital for the full amount of the reimbursement from the third party payors. The revenue increases were partially offset by a 2% decrease in revenue, for both the three and six month periods, at Gamma Knife centers in operation more than one year.
     The Company had twenty-one Gamma Knife units in operation at June 30, 2006 compared to twenty at June 30, 2005. Fifteen of the Company’s customers are under fee-per-use contracts, and six customers are under retail arrangements. Retail arrangements are further classified as either turn-key or net revenue sharing. Revenue from fee per use contracts is recorded on a gross basis as determined by each hospital’s contracted rate. Under turn-key arrangements, the Company receives payment from the hospital in the amount of its reimbursement from third party payors, and is responsible for paying all the operating costs of the Gamma Knife. Revenue is recorded on a gross basis and estimated based on historical experience and hospital contracts with third party payors. For net revenue sharing arrangements the Company receives a contracted percentage of the reimbursement received by the hospital less the operating expenses of the Gamma Knife. Revenue is recorded on a net basis and estimated based on historical experience.
     The number of Gamma Knife procedures decreased by two to 634 for the three month period, and increased by 92, or 8%, to 1,303 for the six month period ended June 30, 2006 from 636 and 1,211 for the three and six month periods ended June 30, 2005. The decrease for the three month period was due to a 7% decline in procedures performed at Gamma Knife units in operation more than one year, offset by procedures performed at the Company’s two new Gamma Knife units that began operation during second and third quarters of 2005. The increase for the six month period was due to the addition of the two new Gamma Knife units.

     Total costs of revenue increased $243,000 and $708,000 to $2,675,000 and $5,297,000 for the three and six month periods ended June 30, 2006 from $2,432,000 and $4,589,000 for the three and six months periods ended June 30, 2005. Maintenance and supplies increased by $46,000 and $127,000 for the three and six month periods ended June 30, 2006 compared to the same periods in the prior year, primarily due to higher cost for maintenance contracts for the newer Gamma Knife models, as well as additional cost for maintenance not covered under maintenance contract. Depreciation and amortization increased by $113,000 and $283,000 for the three and six month periods ended June 30, 2006 compared to the same periods in the prior year primarily due to the addition of two new Gamma Knife units that commenced operation during second and third quarters 2005. Other direct operating costs increased $84,000 and $298,000 for the three and six month periods ended June 30, 2006 compared to the same periods in the prior year. For both the three and six month periods, this increase is primarily due to an increase in operating costs at retail turn-key sites where the Company is responsible for paying all the direct operating costs, including the company’s newest turn-key site which began operations in third quarter 2005. For both the three and six month periods these increases were partially offset by lower site specific marketing and education costs.
     Selling and administrative costs increased by $145,000 and $138,000 to $1,078,000 and $1,992,000 for the three and six month periods ended June 30, 2006 from $933,000 and $1,854,000 for the three and six month periods ended June 30, 2005. For both the three and six month periods, the increase was primarily due to increased payroll related costs including an increase in the Company’s incentive compensation accrual and an increase in legal fees. For the six month period the increase is partially offset by lower business meeting costs due to the Company’s second Gamma Knife User’s Group meeting which was held in February 2005. The third meeting has not yet been planned, so there was no corresponding meeting held during the first six months of 2006.
     Interest expense increased by $49,000 and $77,000 to $560,000 and $1,123,000 for the three and six month periods ended June 30, 2006 from $511,000 and $1,046,000 for the three and six month periods ended June 30, 2005 primarily due to additional interest expense relating to the financing of the two new Gamma Knife units that commenced operation during second and third quarters 2005, and interest on the Company’s borrowing under its line of credit, which has a balance of $3,250,000 as of June 30, 2006. This was partially offset by lower interest expense on the debt relating to the more mature Gamma Knife units. The mature units have lower interest expense because interest expense decreases as the outstanding principal balance of each loan is reduced.
     Interest and other income increased by $30,000 and $77,000 to $87,000 and $177,000 for the three and six month periods ended June 30, 2006 from $57,000 and $100,000 for the three and six month periods ended June 30, 2005 primarily due to increased interest income as a result of higher interest rates on invested cash balances.
     Minority interest expense increased by $62,000 and $104,000 to $349,000 and $665,000 for the three and six month periods ended June 30, 2006 from $287,000 and $561,000 for the three and six month periods ended June 30, 2005 due to increased profitability of GK Financing. Minority interest represents the 19% interest of GK Financing owned by a third party.

     Income tax expense increased by $53,000 and $127,000 to $286,000 and $570,000 for the three and six month periods ended June 30, 2006 compared to $233,000 and $443,000 for the three and six month periods ended June 30, 2005. For the three and six month periods ended June 30, 2006, the Company recorded a 39% income tax provision, compared to a 40% income tax provision for the three and six month periods ended June 30, 2005. However, the effective income tax rate for the three and six month periods ended June 30, 2005 was reduced to approximately 37% and 36%, respectively, due to income tax benefits that were recognized on the exercise of previously expensed options to purchase common stock. For the three month period ended June 30, 2005 an income tax benefit of $16,000 was recorded for the exercise of 25,000 previously expensed options, and for the six month period ended June 30, 2005 an income tax benefit of $49,000 was recorded for the exercise of 75,000 previously expensed options. These income tax benefits were the result of compensation expense that was recognized when the options were granted in 1995.
     The Company had net income of $448,000 ($0.09 per diluted share) and $884,000 ($0.18 per diluted share) for the three and six month periods ended June 30, 2006 compared to net income of $391,000 ($0.08 per diluted share) and $786,000 ($0.15 per diluted share) for the same periods in the prior year. The increase for both the three and six month periods was primarily due to revenue from the addition of two new Gamma Knife units that commenced operation during second and third quarters 2005, and increased revenue at some of the Company’s retail turn-key sites, partially offset by increased selling and administrative costs and higher income tax expense.
Liquidity and Capital Resources
     The Company had cash and cash equivalents of $2,143,000 at June 30, 2006 compared to $1,298,000 at December 31, 2005. The Company’s cash position increased by $845,000 primarily due to the sale and maturity of marketable securities of $2,916,000 and advances on the Company’s line of credit of $3,250,000, offset by purchase of securities and convertible preferred stock of $3,719,000, and payment of shareholder dividends of $476,000. In addition the Company acquired property and equipment of $2,932,000, including its option to purchase two Clinitron-250 systems, of which $1,540,000 was acquired through capital lease equipment financing.
     During the six month period ended June 30, 2006, the Company paid quarterly dividends of $238,000, or $0.0475 per share, in both first and second quarters. On June 28, 2006 the Company declared a quarterly dividend of $0.0475 per share to shareholders of record on July 3, 2006, which resulted in a reduction in retained earnings of $239,000 in second quarter 2006. The dividends were paid to shareholders on July 14, 2006.
     The Company as of June 30, 2006 had shareholders’ equity of $18,747,000, working capital of $1,984,000 and total assets of approximately $51,281,000.
     The Company has scheduled interest and principal payments under its debt obligations of approximately $6,511,000 and scheduled capital lease payments of approximately $1,355,000 during the next 12 months. The Company believes that its cash flow from operations and cash resources are adequate to meet its scheduled debt and capital lease obligations during the next 12 months.
     The Company has a $6,000,000 line of credit, renewable annually, available as needed for equipment purchases and working capital. Amounts drawn against the line of credit are secured by the Company’s cash invested with the bank. At June 30, 2006 there was $3,250,000 drawn against the line of credit.
     The Company invests its cash primarily in money market or similar funds and high quality short to long-term fixed income securities in order to maximize current income while minimizing the potential for principal erosion. A portion of these investments are classified as securities on the balance sheet and are considered held-to-maturity investments because it is the company’s ability and intent to hold these securities until maturity. Securities with maturity dates between three and twelve months in the amount of $5,175,000 are classified as current assets. Securities in the amount of $925,000 have maturities in excess of one year and are classified as long-term.
     The Company’s $2,000,000 convertible preferred stock investment in Still River Systems, Inc. is considered a long-term held-to-maturity investment on the balance sheet, and the $1,000,000 option to purchase two Clinitron-250 systems is classified under Deposits and construction in progress. The Company used its line of credit to fund the investment and purchase option.
Subsequent Events
     None.
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
The Company’s Annual Shareholder Meeting (“Meeting”) was held on June 28, 2006. There were present in person or by proxy at said Meeting shareholders voting 4,371,630 shares that represented 87.1% of the 5,018,885 shares outstanding and entitled to vote at the Meeting, which represented a quorum. At the Meeting, the shareholders:
1)	Voted on the Election of Directors as follows:

Nominee	For	Abstained
Ernest A. Bates, M.D.	4,278,964	92,666
Ernest R. Bates	4,267,814	103,816
Olin C. Robison	4,279,894	91,736
John F. Ruffle	4,279,494	92,136
Stanley S. Trotman, Jr.	4,273,444	98,186
All 5 individuals were elected to serve on the Board of Directors for the following year.
2)	Voted on the approval of the Company’s 2006 Stock Incentive Plan. There were 2,569,045 votes for, 180,382 votes against, 27,013 votes abstained and 1,595,190 broker non-votes for a 51.2% vote in favor of total available votes.
The 2006 Stock Incentive Plan was approved.
3)	Voted on the approval of the Company’s Long Term Incentive Compensation Plan. There were 2,578,310 votes for, 172,867 votes against, 25,264 votes abstained and 1,595,189 broker non-votes for a 51.4% vote in favor of total available votes.
The Long Term Incentive Compensation Plan was approved.
4)	Voted on the ratification of Moss Adams, LLP as the Company’s independent accountants for the year ending December 31, 2006. There were 4,280,280 votes for, 77,896 votes against and 13,454 votes abstained.

Moss Adams, LLP was ratified as the Company’s independent accountants for the year ending December 31, 2006.

Item 5.	Other Information.
None.

Item 6.	Exhibits and Reports on Form 8-K.
(a) Exhibits
The following exhibits are filed herewith:

Exhibit Number	Description

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b) Reports on Form 8-K
The following report on Form 8-K was filed during the three months ended June 30, 2006:
Form 8-K dated and filed April 11, 2006 relating to the Company’s $2 million investment in Still River Systems.
Form 8-K dated and filed May 4, 2006 relating to a press release announcing the Company’s preliminary financial results for its first quarter of fiscal year 2006.
The following reports on Form 8-K were filed after June 30, 2006:
Form 8-K dated and filed July 6, 2006 relating to the Company’s 2006 Stock Incentive Plan and Long-Term Incentive Compensation Plan that were approved by the shareholders at the Company’s Annual Shareholder Meeting on June 28, 2006.
Form 8-K dated and filed July 27, 2006 relating to a press release announcing the Company’s preliminary financial results for its second quarter of fiscal year 2006.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMERICAN SHARED HOSPITAL SERVICES
Registrant

Date: August 14, 2006	/s/ Ernest A. Bates, M.D. Ernest A. Bates, M.D.
Chairman of the Board and Chief Executive Officer

Date: August 14, 2006	/s/ Craig K. Tagawa Craig K. Tagawa
Senior Vice President
Chief Operating and Financial Officer