Form 10-Q
period 2006-09-30
AMERICAN SHARED HOSPITAL SERVICES
filed 2006-11-14
CIK 744825

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☐
As of November 1, 2006, there are outstanding 5,023,418 shares of the Registrant’s common stock.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$2,641,000	$1,298,000
Restricted cash	50,000	50,000
Securities	5,465,000	4,537,000
Accounts receivable, net of allowance for doubtful accounts of $170,000 in 2006
and $170,000 in 2005	4,421,000	3,832,000
Other receivables	281,000	187,000
Prepaid expenses and other assets	414,000	464,000
Current deffered tax assets	341,000	341,000

Total current assets	13,613,000	10,709,000

Property and equipment:

Medical equipment and facilities	61,794,000	59,147,000
Office equipment	511,000	549,000
Deposits and construction in progress	1,098,000	703,000

	63,403,000	60,399,000

Accumulated depreciation and amortization	(29,812,000)	(25,409,000)

Net property & equipment	33,591,000	34,990,000

Securities-long term	925,000	2,797,000
Investment in preferred stock	2,000,000	0
Other assets	223,000	172,000

Total assets	$50,352,000	$48,668,000

	(unaudited)	(audited)
	September 30, 2006	December 31, 2005
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$398,000	$555,000
Employee compensation and benefits	279,000	120,000
Accrued dividends	239,000	238,000
Other accrued liabilities	869,000	996,000

Current portion of long-term debt	4,975,000	5,631,000
Current portion of long-term capital leases	989,000	746,000
Advances on line of credit	3,450,000	0

Total current liabilities	11,199,000	8,286,000

Long-term debt, less current portion	11,607,000	15,253,000
Long-term capital leases, less current portion	4,071,000	3,452,000

Deferred income taxes	1,681,000	828,000
Minority interest	2,851,000	2,529,000
Shareholders’ equity:
Common stock, without par value:
authorized shares — 10,000,000; issued & outstanding shares, 5,023,418 in 2006
and 5,018,885 in 2005	9,317,000	9,306,000
Additional paid-in capital	4,293,000	4,274,000
Retained earnings	5,333,000	4,740,000

Total shareholders’ equity	18,943,000	18,320,000

Total liabilities and shareholders’ equity	$50,352,000	$48,668,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED INCOME STATEMENT
(Unaudited)

	Three months ended Sep. 30,		Nine months ended Sep. 30,
	2006	2005	2006	2005
Revenue:
Medical services revenue	$5,238,000	$4,402,000	$15,592,000	$13,581,000

Costs and expenses:
Costs of revenue:

Maintenance and supplies	320,000	261,000	964,000	778,000

Depreciation and amortization	1,466,000	1,320,000	4,382,000	3,953,000

Other direct operating costs	803,000	629,000	2,540,000	2,068,000

	2,589,000	2,210,000	7,886,000	6,799,000

Gross margin	2,649,000	2,192,000	7,706,000	6,782,000

Selling and administrative expense	1,109,000	794,000	3,101,000	2,648,000

Interest expense	540,000	531,000	1,663,000	1,577,000

Operating income	1,000,000	867,000	2,942,000	2,557,000

Interest and other income	68,000	29,000	245,000	129,000

Minority interest expense	(360,000)	(263,000)	(1,025,000)	(824,000)

Income before income taxes	708,000	633,000	2,162,000	1,862,000

Income tax expense	283,000	131,000	853,000	574,000

Net income	$425,000	$502,000	$1,309,000	$1,288,000

Earnings per share:

Basic	$0.08	$0.10	$0.26	$0.26

Diluted	$0.08	$0.10	$0.26	$0.26

Basic shares	5,023,000	5,018,000	5,022,000	4,901,000

Diluted shares	5,047,000	5,048,000	5,051,000	4,971,000
See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED CASH FLOWS STATEMENT
(Unaudited)

	Nine months ended Sep. 30,
	2006	2005
Operating activities:
Net income	$1,309,000	$1,288,000

Adjustments to reconcile net cash provided by operating activities:

Depreciation and amortization	4,458,000	4,032,000

Deferred income taxes	853,000	487,000

Loss on sale of assets	3,000	0

Stock options expensed	25,000	0

Minority interest in consolidated subsidiaries	1,025,000	824,000

Changes in operating assets and liabilities:

Receivables	(683,000)	(532,000)

Prepaid expenses and other assets	(13,000)	119,000

Accounts payable and accrued liabilities	(125,000)	310,000

Net cash from operating activities	6,852,000	6,528,000

Investing activities:
Purchase of property and equipment	(3,070,000)	(5,594,000)

Proceeds from sale and maturity of marketable securities	3,983,000	0

Proceeds from sale of assets	20,000	0

Purchase of securities and convertible preferred stock	(5,039,000)	(3,568,000)

Net cash from investing activities	(4,106,000)	(9,162,000)

Financing activities:
Principal payments on long-term debt	(4,302,000)	(5,181,000)

Principal payments on capitalized leases	(678,000)	(182,000)

Advances on line of credit	3,450,000	0

Distribution to minority owners	(703,000)	(703,000)

Long-term debt financing on purchase of property and equipment	0	5,275,000

Capital lease financing on purchase of property and equipment	1,540,000	240,000

Payment for stock/option repurchase	0	(670,000)

Payment received for exercise of stock options	5,000	157,000

Payment of dividends	(715,000)	(664,000)

Net cash from financing activities	(1,403,000)	(1,728,000)

Net change in cash and cash equivalents	1,343,000	(4,362,000)

Cash and cash equivalents at beginning of period	1,298,000	8,121,000

Cash and cash equivalents at end of period	$2,641,000	$3,759,000

Supplemental cash flow disclosure:
Cash paid during the period for:

Interest	$1,663,000	$1,577,000

Income taxes	$309,000	$162,000

Schedule of noncash investing and financial activities:
Accrued dividends	$239,000	$238,000

Income tax benefit from exercise of stock options and warrants	$0	$445,000
See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly American Shared Hospital Services’ consolidated financial position as of September 30, 2006 and the results of its operations for the three and nine month periods ended September 30, 2006 and 2005, which results are not necessarily indicative of results on an annualized basis. Consolidated balance sheet amounts as of December 31, 2005 have been derived from audited financial statements.
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
     The Company through its majority-owned subsidiary, GK Financing, provides Gamma Knife units to twenty-one medical centers as of September 30, 2006 in Arkansas, California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Mississippi, Nevada, New Jersey, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas and Wisconsin.
     All significant intercompany accounts and transactions have been eliminated in consolidation.
     Certain reclassifications have been made to the 2005 balances to conform with the 2006 presentation.
Note 2. Per Share Amounts
     Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding. For the three and nine months ended September 30, 2006 basic earnings per share was computed using 5,023,000 and 5,022,000 common shares, respectively, and diluted earnings per share was computed using 5,047,000 and 5,051,000 common shares and equivalents, respectively. For the three and nine months ended September 30, 2005 basic earnings per share was computed using 5,018,000 and 4,901,000 common shares, respectively, and diluted earnings per share was computed using 5,048,000 and 4,971,000 common shares and equivalents, respectively.

Note 3. Stock-based Compensation
     On June 28, 2006, the Company’s shareholders approved the 2006 Stock Incentive Plan (the “2006 Plan”) under which 750,000 shares of the Company’s common stock are reserved for issuance of shares to officers of the Company, other key employees, non-employee directors, and advisors. The 2006 Plan serves as successor to the Company’s previous two stock-based employee compensation plans, the 1995 and 2001 Stock Option Plans. The share reserve under those two plans, including the shares of common stock subject to currently outstanding options under the plans, were transferred to the 2006 Plan, and no further grants or share issuances will be made under the 1995 Plan or 2001 Plans. Under the 2006 Plan, there are 2,000 restricted stock units granted, consisting of annual automatic grants to non-employee directors, and approximately 149,000 options granted, of which approximately 81,000 options are vested, as of September 30, 2006.
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
     Beginning in 2006, in accordance with FASB Statement No. 123R, Accounting for Stock-Based Compensation, the Company began expensing the fair value of its stock options issued, using the modified prospective format. The Company’s stock-based awards to employees are calculated using the Black-Scholes valuation model. The Company’s stock-based awards have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the present value estimates. The fair value of the Company’s option grants issued during third quarter 2006 was estimated using the following weighted-average assumptions: ten year expected life, 25% expected volatility, 3.1% dividend yield, and 4.7% risk-free interest rate. The estimated fair value of the Company’s options is amortized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Accordingly, stock-based compensation cost before income tax effect in the amount of approximately $9,000 is reflected in third quarter 2006 net income, and $25,000 is reflected in year to date net income.
     FASB Statement No. 123R requires that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. There were approximately 9,000 options issued during the period ended September 30, 2006. There were no excess tax benefits to report.
     The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123 in 2005:

	2006	2005	2006	2005

Net income, as reported	$425,000	$502,000	$1,309,000	$1,288,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$0	($6,000)	$0	($14,000)

Pro forma net income	$425,000	$496,000	$1,309,000	$1,274,000

Earnings per share:
Basic-as reported	$0.08	$0.10	$0.26	$0.26
Basic-pro forma	$0.08	$0.10	$0.26	$0.26
Diluted-as reported	$0.08	$0.10	$0.26	$0.26
Diluted-pro forma	$0.08	$0.10	$0.26	$0.26
Note 4. Convertible Preferred Stock Investment
     On April 10, 2006 the Company invested $2,000,000 for a convertible preferred stock interest in Still River Systems, Inc. (“Still River”), a development-stage company based in Littleton, Massachusetts, which in collaboration with scientists from MIT’s Plasma Science and Fusion Center, is developing a medical device for the treatment of cancer patients using proton beam radiation therapy (PBRT). The Company also purchased for $1,000,000 an option to acquire two Clinatron-250™ PBRT systems from Still River for anticipated delivery in 2009. The PBRT systems are not currently FDA approved.
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
Note 5. Line of Credit
     The Company has a $6,000,000 line of credit with the Bank of America (the “Bank”), which is renewable annually and is drawn on from time to time as needed for equipment purchases and working capital. Amounts drawn against the line of credit are at an interest rate per year equal to the Bank’s Prime Rate minus one percentage point or alternately at the London Interbank Offered Rate (LIBOR) plus 1.5 percentage points, and are secured by the Company’s cash invested with the Bank. At September 30, 2006, $3,450,000 was borrowed against the line of credit.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This quarterly report to the Securities and Exchange Commission may be deemed to contain certain forward-looking statements with respect to the financial condition, results of operations and future plans of American Shared Hospital Services, which involve risks and uncertainties including, but not limited to, the risks of the Gamma Knife business, the risks of developing the Company’s IMRT and The Operating Room for the 21st Century® programs, and the risks of investing in a development-stage company, Still River Systems, Inc., without a proven product. Further information on potential factors that could affect the financial condition, results of operations and future plans of American Shared Hospital Services is included in the filings of the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Form 10-Q for the three months ended March 31, 2006 and June 30, 2006, and the definitive Proxy Statement for the Annual Meeting of Shareholders on June 28, 2006.
     Medical services revenue increased $836,000 and $2,011,000 to $5,238,000 and $15,592,000 for the three and nine month periods ended September 30, 2006 from $4,402,000 and $13,581,000 for the three and nine month periods ended September 30, 2005, respectively. The increase for the three month period is due to the inclusion of a new Gamma Knife unit that commenced operation during third quarter 2005 and an 11% increase in revenue at Gamma Knife centers in operation more than one year, particularly at some of the Company’s retail sites. The revenue increase for the nine month period was due to the inclusion of two additional Gamma Knife units that commenced operation in second and third quarter 2005, and a 2% increase in revenue at Gamma Knife centers in operation more than one year.
     The Company had twenty-one Gamma Knife units in operation at September 30, 2006 and September 30, 2005. Fifteen of the Company’s customers are under fee-per-use contracts, and six customers are under retail arrangements. Retail arrangements are further classified as either turn-key or net revenue sharing. Revenue from fee per use contracts is recorded on a gross basis as determined by each hospital’s contracted rate. Under turn-key arrangements, the Company receives payment from the hospital in the amount of its reimbursement from third party payors, and is responsible for paying all the operating costs of the Gamma Knife. Revenue is recorded on a gross basis and estimated based on historical experience and hospital contracts with third party payors. For net revenue sharing arrangements the Company receives a contracted percentage of the reimbursement received by the hospital less the operating expenses of the Gamma Knife. Revenue is recorded on a net basis and estimated based on historical experience.
     The number of Gamma Knife procedures increased by 11% to 664 and by 9% to 1,967 for the three and nine month periods ended September 30, 2006 from 597 and 1,808 for the three and nine month periods ended September 30, 2005, respectively. The increase for the three month period was due to the inclusion of a new Gamma Knife unit that commenced operation during third quarter 2005 and a 7% increase in procedures performed at units in operation more than one year. The increase for the nine month period is due to the inclusion of two new Gamma Knife units that commenced operation during second and third quarter 2005, and a 3% increase in procedures performed at Gamma Knife units more than one year.

     Total costs of revenue increased $379,000 and $1,087,000 to $2,589,000 and $7,886,000 for the three and nine month periods ended September 30, 2006 from $2,210,000 and $6,799,000 for the three and nine months periods ended September 30, 2005. Maintenance and supplies increased by $59,000 and $186,000 for the three and nine month periods ended September 30, 2006 compared to the same periods in the prior year, primarily due to higher cost for maintenance contracts for the newer Gamma Knife models. The increase for the year to date is also due to additional cost for maintenance not covered under contract. Depreciation and amortization increased by $146,000 and $429,000 for the three and nine month periods ended September 30, 2006 compared to the same periods in the prior year primarily due to the two new Gamma Knife units that commenced operation during second and third quarter 2005, and the upgrade of an existing Gamma Knife unit in first quarter 2006. Other direct operating costs increased $174,000 and $472,000 for the three and nine month periods ended September 30, 2006 compared to the same periods in the prior year. For both the three and nine month periods, these increases are primarily due to an increase in operating costs at retail turn-key Gamma Knife sites where the Company is responsible for paying all the direct operating costs. For the quarter the increase is also due to higher marketing and promotion costs.
     Selling and administrative costs increased by $315,000 and by $453,000 to $1,109,000 and $3,101,000 for the three and nine month periods ended September 30, 2006 from $794,000 and $2,648,000 for the three and nine month periods ended September 30, 2005. For both the three and nine month periods the increase is due to increased legal fees, business development costs, and higher payroll related costs, primarily bonuses paid for the development of the proton beam business.
     Interest expense increased by $9,000 and $86,000 to $540,000 and $1,663,000 for the three and nine month periods ended September 30, 2006 from $531,000 and $1,577,000 for the three and nine month periods ended September 30, 2005 primarily due to additional interest expense relating to financing the upgrade of the Gamma Knife unit in first quarter 2006, and interest on the Company’s borrowing under its line of credit, which has a balance of $3,450,000 as of June 30, 2006. This was partially offset by lower interest expense on the debt relating to the more mature Gamma Knife units. The mature units have lower interest expense because interest expense decreases as the outstanding principal balance of each loan is reduced.
     Interest and other income increased by $39,000 and $116,000 to $68,000 and $245,000 for the three and nine month periods ended September 30, 2006 from $29,000 and $129,000 for the three and nine month periods ended September 30, 2005 primarily due to increased interest income as a result of higher interest rates on invested cash balances.
     Minority interest increased by $97,000 and $201,000 to $360,000 and $1,025,000 for the three and nine month periods ended September 30, 2006 from $263,000 and $824,000 for the three and nine month periods ended September 30, 2005 due to increased profitability of GK Financing. Minority interest represents the 19% interest of GK Financing owned by a third party.
     Income tax expense increased by $152,000 and $279,000 to $283,000 and $853,000 for the three and nine month periods ended September 30, 2006 compared to $131,000 and $574,000 for the three and nine month periods ended September 30, 2005. For the three and nine month periods ended September 30, 2006 the effective income tax rates were 40% and 39% compared to 21% and 31% for the three and nine month periods in the prior year. The 2005 effective income tax rates were lower because of income tax benefits that were recognized on the exercise of previously expensed options to purchase common stock. For the three and nine month periods ended September 30, 2005 an income tax benefit of $123,000 was recorded for the exercise of 189,000 previously expensed options, and an income tax benefit of $171,000 was recorded for the exercise of 264,000 previously expensed options, respectively. These income tax benefits are the result of compensation expense that was recognized when the options were granted in 1995.
     The Company had net income of $425,000 ($0.08 per diluted share) and $1,309,000 ($0.26 per diluted share) for the three and nine month periods ended September 30, 2006 compared to net income of $502,000 ($0.10 per diluted share) and $1,288,000 ($0.26 per diluted share) for the same periods in the prior year. The decrease for the three month period was primarily due to higher income tax expense which offset increased operating income. The increase for the nine month period was due to increased operating income, offset by higher income tax expense.
Liquidity and Capital Resources
     The Company had cash and cash equivalents of $2,641,000 at September 30, 2006 compared to $1,298,000 at December 31, 2005. The Company’s cash position increased by $1,343,000 primarily due to cash generated from operating activities of $6,852,000, the sale and maturity of marketable securities of $3,983,000, capital lease financing of $1,540,000 and advances on the Company’s line of credit of $3,450,000. The Company purchased securities and convertible preferred stock of $5,039,000, purchased property and equipment of $3,070,000, made principal payments on its long term debt and capital leases of $4,980,000, paid its minority partner $703,000, and paid dividends to shareholders of 715,000.
     During the nine month period ended September 30, 2006, the Company paid quarterly dividends of $0.0475 per share, or approximately $238,000, $238,000 and $239,000, in each of the first three quarters, respectively. On September 21, 2006 the Company declared a quarterly dividend of $0.0475 per share to shareholders of record on October 2, 2006, which resulted in a reduction in retained earnings of $239,000 in third quarter 2006. The dividends were paid to shareholders on October 16, 2006.
     The Company as of September 30, 2006 had shareholders’ equity of $18,943,000, working capital of $2,414,000 and total assets of approximately $50,352,000.
     The Company has scheduled interest and principal payments under its debt obligations of approximately $6,182,000 and scheduled capital lease payments of approximately $1,355,000 during the next 12 months. The Company believes that its cash flow from operations and cash resources are adequate to meet its scheduled debt and capital lease obligations during the next 12 months.

     The Company has a $6,000,000 line of credit, renewable annually, available as needed for equipment purchases and working capital. Amounts drawn against the line of credit are secured by the Company’s cash invested with the bank. At September 30, 2006 there was $3,450,000 drawn against the line of credit.
     The Company invests its cash primarily in money market or similar funds and high quality short to long-term fixed income securities in order to maximize current income while minimizing the potential for principal erosion. A portion of these investments are classified as securities on the balance sheet and are considered held-to-maturity investments because it is the company’s ability and intent to hold these securities until maturity. Securities with maturity dates between three and twelve months in the amount of $5,465,000 are classified as current assets. Securities in the amount of $925,000 have maturities in excess of one year and are classified as long-term.
     The Company’s $2,000,000 convertible preferred stock investment in Still River Systems, Inc. is considered a long-term held-to-maturity investment on the balance sheet, and the $1,000,000 option to purchase two Clinitron-250 systems is classified under Deposits and construction in progress. The Company used its line of credit to fund the investment and purchase option.
Subsequent Events
     On October 9, 2006 the Company announced that it had finalized terms of a previously announced agreement to provide an image-guided radiation therapy (IGRT) system, a CT simulator and related service, support and maintenance services as part of a complete Radiation Oncology Department upgrade at Tufts-New England Medical Center. The Company anticipates that this agreement will commence operation in second quarter 2007.
     On November 6, 2006 the Company announced that it has ordered four Leksell Gamma Knife Perfexion systems from Elekta AB for planned upgrades during second and fourth quarters 2007 at its clinical partner sites. The Company has made deposits in the amount of $930,000 toward the purchase of these systems, and the total cost to the Company will be in the range of approximately $12,400,000 to $15,600,000. The Company has received financing commitments from a lender upon the placement of the units in the amount of the Company’s purchase price with terms consistent with financing previously obtained by the Company for other Gamma Knife projects. Concurrently, effective October 31, 2006, the Company and its minority partner in the GKF subsidiary agreed to amend the GKF Operating Agreement (“Agreement”), deleting or replacing certain paragraphs within the Agreement that had limited the business, investment or professional activities of the members of GKF or their affiliates.
     On November 8, 2006, the Company announced that it has entered into an agreement to provide a Clinatron-250™ PBRT system to Tufts-New England Medical Center. The Company anticipates that this agreement will commence operation during 2009, subject to FDA approval and approval of a Determination of Need Application by the Massachusetts Department of Public Health.

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
     (b) Reports on Form 8-K
The following report on Form 8-K was filed during the three months ended September 30, 2006:
Form 8-K dated and filed July 27, 2006 relating to a press release announcing the Company’s preliminary financial results for its second quarter of fiscal year 2006.
The following reports on Form 8-K were filed after September 30, 2006:
Form 8-K dated and filed November 3, 2006 relating to a press release announcing the Company’s preliminary financial results for its third quarter of fiscal year 2006.
Form 8-K dated and filed November 7, 2006 relating to a press release announcing the Company’s agreement to purchase four Leksell Gamma Knife Perfexion systems from Elekta AB.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMERICAN SHARED HOSPITAL SERVICES
Registrant

Date: November 14, 2006	/s/ Ernest A. Bates, M.D.
Ernest A. Bates, M.D.
Chairman of the Board and Chief Executive Officer

Date: November 14, 2006	/s/ Craig K. Tagawa
Craig K. Tagawa
Senior Vice President Chief Operating and Financial Officer