Form 10-K
period 2006-12-31
AMERICAN SHARED HOSPITAL SERVICES
filed 2007-04-02
CIK 744825

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☑	Annual Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act of 1934
For The Fiscal Year Ended December 31, 2006
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
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2006, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $22,831,000.
Number of shares of common stock of the registrant outstanding as of March 10, 2006: 5,023,418.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

PART I
ITEM 1.
BUSINESS
GENERAL
American Shared Hospital Services (“ASHS” and, together with its subsidiaries, the “Company”) provides Gamma Knife stereotactic radiosurgery services to twenty-one (21) medical centers in eighteen (18) states. The Company provides these services through its 81% indirect interest in GK Financing, LLC, a California limited liability company (“GKF”). The remaining 19% of GKF is owned by GKV Investments, Inc., a wholly owned U.S. subsidiary of Elekta AG, a Swedish company (“Elekta”). Elekta is the manufacturer of the Leksell Gamma Knife® (the “Gamma Knife”). GKF is a non-exclusive provider of alternative financing services for Elekta Gamma Knife units in the United States and Brazil. Gamma Knife services accounted for 100% of the Company’s revenue in 2006.
In April 2006, the Company invested $2,000,000 for a minority equity interest in Still River Systems, Inc. (“Still River”), a development-stage company based in Littleton, Massachusetts, which in collaboration with scientists from MIT’s Plasma Science and Fusion Center, is developing a medical device for the treatment of cancer patients using proton beam radiation therapy (PBRT). The Company has spent an additional $2,000,000 for the right to purchase two Clinatron 250™ PBRT systems from Still River for anticipated delivery in 2009. The Still River PBRT systems are not currently FDA approved.
The Company is also currently in the process of installing an Image Guided Radiation Therapy (IGRT) system and related equipment at one of its existing Gamma Knife sites which is expected to become operational in late 2007.
The Company continues to develop its design and business model for “The Operating Room for the 21st Century”® (“OR21”®). OR21 is not expected to generate significant revenue within the next twelve months.
The Company was incorporated in the State of California in 1983 and its predecessor, Ernest A. Bates, M.D., Ltd. (d/b/a American Shared Hospital Services), a California limited partnership, was formed in June 1980.
GAMMA KNIFE OPERATIONS
Gamma Knife stereotactic radiosurgery, a non-invasive procedure, is an alternative to conventional brain surgery or can be an adjunct to conventional brain surgery. Compared to conventional surgery, Gamma Knife surgery usually involves shorter patient hospitalization, lower risk of complications and can be provided at a lower cost. Typically, Gamma Knife patients resume their pre-surgical activities one or two days after treatment. The Gamma Knife treats patients with 201 single doses of gamma rays that are focused with great precision on small and medium size, well circumscribed and critically located structures in the brain. During 2006 Elekta introduced a new Gamma Knife model, the Perfexion™ unit (“Perfexion”), which treats patients with 192 single doses of gamma rays and also provides the ability to perform procedures on areas of the cervical spine. The Gamma Knife delivers the concentrated dose of gamma rays from Cobalt-60 sources housed in the Gamma Knife. The Cobalt-60 sources converge at the target area and deliver a dose that is high enough to destroy the diseased tissue without damaging surrounding healthy tissue.
The Gamma Knife treats selected malignant brain tumors, benign brain tumors, trigeminal neuralgia (facial pain) and arteriovenous malformations. Research is being conducted to determine whether the Gamma Knife can be effective in the treatment of epilepsy and other functional disorders.
As of December 31, 2006, the Company estimates that there were 111 Gamma Knife sites in the United States and 248 units in operation worldwide. An estimated percentage breakdown of Gamma Knife procedures performed in the U.S. by indications treated is as follows: malignant (45%) and benign (29%) brain tumors, functional disorders (15%) and vascular disorders (11%).
The Company, as of March 9, 2007, has twenty-one (21) Gamma Knife units operating at twenty-one (21) sites in the United States. The Company’s first Gamma Knife commenced operation in September 1991. The Company’s Gamma Knife units performed approximately 2,600 procedures in 2006 for a cumulative total of approximately 17,000 procedures through December 31, 2006.
Gamma Knife revenue for the Company during the five (5) years ended December 31, and the percentage of total revenue of the Company represented by the Gamma Knife for each of the last five years, are set forth below:

Year Ended	Total Gamma Knife	Gamma Knife/
December 31,	Revenue (in thousands)	Total Revenue
2006	$20,385	100.0%
2005	$18,231	100.0%
2004	$16,389	100.0%
2003	$16,178	100.0%
2002	$13,366	100.0%
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

GKF’s profits and/or losses and any cash distributions are allocated based on membership interests. GKF’s Operating Agreement requires that it have a cash reserve of at least $50,000 before cash distributions are made to its members. From inception to December 31, 2006, GKF has distributed $20,412,000 to the Company and $4,788,000 to the minority partner.
Additional information on our operations can be found in Item 6-“Selected Financial Data”, Item 7-“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 of our consolidated financial statements beginning on page A-8 of this report.
CUSTOMERS
The Company’s current business is the outsourcing of Gamma Knife stereotactic radiosurgery services. The Company typically provides the Gamma Knife equipment, as well as planning, installation, reimbursement and marketing support services. The majority of the Company’s customers pay the Company on a fee per use basis. The market for these services primarily consists of major urban medical centers. The Gamma Knife business is capital intensive. The total cost of a Gamma Knife facility usually ranges from $3 million to $5.5 million, including equipment, site construction and installation. The Company pays for the Gamma Knife and the medical center generally pays for site and installation costs. The following is a listing of the Company’s current sites as of March 9, 2007:

Customer	Original Term	Year Contract
Existing sites	of Contract	Began	Basis of Payment
UCSF Medical Center	10 years	1991	Fee per use
San Francisco, California
Hoag Memorial Hospital Presbyterian	10 years	1997	Fee per use
Newport Beach, California
Southwest Texas Methodist Hospital	10 years	1998	Fee per use
San Antonio, Texas
Yale New Haven Ambulatory Services Corporation	10 years	1998	Fee per use
New Haven, Connecticut
Kettering Medical Center	10 years	1999	Fee per use
Kettering, Ohio
New England Medical Center	10 years	1999	Fee per use
Boston, Massachusetts
University of Arkansas for Medical Sciences	15 years	1999	Revenue sharing
Little Rock, Arkansas
Froedtert Memorial Lutheran Hospital	10 years	1999	Fee per use
Milwaukee, Wisconsin
JFK Medical Center	10 years	2000	Fee per use
Edison, New Jersey
Sunrise Hospital and Medical Center	10 years	2001	Fee per use
Las Vegas, Nevada
Central Mississippi Medical Center	10 years	2001	Fee per use
Jackson, Mississippi
OSF Saint Francis Medical Center	10 years	2001	Fee per use
Peoria, Illinois
Bayfront Medical Center	10 years	2002	Fee per use
St. Petersburg, Florida
Mercy Medical Center	10 years	2002	Fee per use
Rockville Center, New York
The Johns Hopkins Hospital	10 years	2003	Revenue Sharing
Baltimore, Maryland
Baptist Medical Center	8 years	2003	Revenue Sharing
Jacksonville, Florida
Albuquerque Regional Medical Center	10 years	2003	Fee per use
Albuquerque, New Mexico
Lehigh Valley Hospital	10 years	2004	Fee per use
Allentown, Pennsylvania
Baptist Hospital of East Tennessee	10 years	2005	Revenue Sharing
Knoxville, Tennessee
Northern Westchester Hospital	10 years	2005	Fee per use
Mt. Kisco, New York
Mercy Health Center	10 years	2005	Revenue Sharing
Oklahoma City, Oklahoma

The Company currently has no Gamma Knife sites under development, but has a contract to provide IGRT and related equipment services to an existing Gamma Knife customer under a revenue sharing agreement. This site is expected to begin operation in late 2007. One of the Company’s existing Gamma Knife contracts is scheduled to terminate in fall 2007 at the end of its term. Another contract is scheduled to terminate in early 2008 at the end of its term.
The Company’s fee per use agreement is typically for a ten-year term. The fixed fee per use reimbursement amount that the Company receives from the customer is based on the Company’s cost to provide the service and the anticipated volume of the customer. The contracts signed by the Company typically call for a fee ranging from $7,500 to $9,000 per procedure. There are no minimum volume guarantees required of the customer. Typically, GKF is responsible for providing the Gamma Knife and related ongoing Gamma Knife equipment expenses (i.e., personal property taxes, insurance, and equipment maintenance) and also helps fund the customer’s Gamma Knife marketing. The customer generally is obligated to pay site and installation costs and the costs of operating the Gamma Knife. The customer can either renew the agreement or terminate the agreement at the end of the contractual term. If the customer chooses to terminate the agreement, then GKF removes the equipment from the medical center for possible placement at another site.
The Company’s revenue sharing agreements (“retail”) are for a period of eight to fifteen years. Instead of receiving a fixed fee, the Company receives all or a percentage of the reimbursement (exclusive of physician fees) received by the customer less the operating expenses of the Gamma Knife. The Company is at risk for any reimbursement rate changes for Gamma Knife services by the government or other third party payors. The Company is also at risk if the customer inefficiently operates the Gamma Knife. There are no minimum volume guarantees required of the customer.
One customer accounted for approximately 13% of the Company’s revenue in 2006. No one individual customer accounted for more than 10% of the Company’s revenue in either 2005 or 2004.
MARKETING
The Company markets its services through its preferred provider status with Elekta and a direct sales effort. From April 2003 to March 2004, the direct sales effort was executed by the Company’s Chief Executive and Chief Operating Officers. Since March 2004, the Company has had a Director of Sales to lead the direct sales effort, and in January 2007 the Company hired a Vice President of Sales and Business Development. The major advantages to a health care provider in contracting with the Company for Gamma Knife services include:
▪	The medical center avoids the high cost of owning the equipment. By not acquiring the Gamma Knife unit, the medical center is able to allocate the funds otherwise required to purchase and/or finance the Gamma Knife to other projects.

▪	The medical center avoids the risk of Gamma Knife under-utilization. The Company does not have minimum volume requirements. The medical center pays the Company only for each Gamma Knife procedure performed on a patient.

▪	The medical center transfers the risk of technological obsolescence to the Company. The medical center and its physicians are not under any obligation to utilize technologically obsolete equipment.

▪	The Company provides planning, installation, operating and marketing assistance and support to its Gamma Knife customers.
FINANCING
The Company’s Gamma Knife business is operated through GKF. Through 2003, GKF funded its existing Gamma Knife units with loans from a single lender, DVI Financial Services Inc. (“DVI”), for 100% of the cost of each Gamma Knife, plus any sales tax, customs and duties. Since 2004, alternative lenders have been utilized for financing the Company’s Gamma Knife unit additions and upgrades. The loans are predominantly fully amortized over an 84-month period. The loans are collateralized by the Gamma Knife, customer contracts and accounts receivable, and are without recourse to the Company and Elekta.
DVI filed for Chapter 11 bankruptcy protection during 2003, and all the Company’s loans with DVI were subsequently assumed by another lender as successor servicer. The Company continues to make payments to the successor servicer on these outstanding note balances. Management believes that the bankruptcy of DVI has not had a materially adverse effect on the Company’s financial position or results of operations.
COMPETITION
Conventional neurosurgery is the primary competitor of Gamma Knife radiosurgery. Gamma Knife surgery has gained acceptance as an alternative and/or adjunct to conventional surgery due to its more favorable morbidity outcomes for certain procedures as well as its non-invasiveness. Utilization of the Company’s Gamma Knife units is contingent on the acceptance of Gamma Knife radiosurgery by the customer’s neurosurgeons, radiation oncologists and referring physicians. In addition, the utilization of the Company’s Gamma Knife units is impacted by the proximity of competing Gamma Knife centers and providers using other radiosurgery devices.
The Company’s ability to secure additional customers for Gamma Knife services is dependent on its ability to effectively compete against (i) Elekta, the manufacturer of the Gamma Knife, (ii) manufacturers of other radiosurgery devices, and (iii) other companies that outsource Gamma Knife services. The Company does not have an exclusive relationship with Elekta and has previously lost sales to customers that chose to purchase a Gamma Knife directly from Elekta. The Company may continue to lose future sales to such customers and may also lose sales to the Company’s competitors.

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
The Gamma Knife APC rate is modified periodically but the total reimbursement amount has remained fairly constant. However, effective January 1, 2007 the Medicare outpatient reimbursement rate for Gamma Knife procedures was increased approximately 24% compared to the 2006 rate of reimbursement. On January 1, 2006 this rate was increased approximately 28% compared to the 2005 rate. The Company has four contracts from which its revenue is directly affected by changes in payment rates under the APC system.
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
PROTON BEAM RADIATION THERAPY (PBRT) BUSINESS
Proton beam radiation therapy is an alternative to traditional external beam, photon based radiation delivered by linear accelerators. PBRT, first clinically introduced in the 1950’s, has physics advantages compared to photon based systems which allow PBRT to deliver higher radiation doses to the tumor with less radiation to healthy tissue. PBRT currently treats prostate, eye, cranial-spinal, head & neck, lung, liver and breast tumors. In excess of 55,000 patients have been treated with protons worldwide.
Introduction of PBRT in the United States, until recently, has been limited due to lack of adequate reimbursement and the high capital costs of these projects. The Company believes that the current development of one and two treatment room PBRT systems at lower capital costs, and recent implementation of appropriate reimbursement levels from the Centers for Medicare and Medicaid Services (“CMS”) will help make this technology available to a larger segment of the market. CMS PBRT reimbursement in 2007 increased approximately 20% over 2006 reimbursement levels.
There are several competing manufacturers of proton beam systems, including Still River, IBA Particle Therapy Inc., Hitachi Ltd., Optivus Proton Therapy Inc., Varian Medical Systems, Inc. (Accel) and Mitsubishi Electric. The Company has invested in Still River and has made deposits towards the purchase of two Still River Clinatron 250™ systems. The Still River system potentially provides cancer centers the opportunity to introduce single treatment room PBRT services for approximately $20 million rather than four and five PBRT treatment room programs costing in excess of $100 million. The Still River system is not yet FDA approved and there can be no assurance that it will be approved.
The Company believes the business model it has developed for use in its Gamma Knife business can be tailored for the PBRT market segment. The Company is targeting large, hospital based cancer programs. The Company’s ability to develop a successful PBRT financing entity depends on the decision of cancer centers to self fund or to fund the PBRT through conventional financing vehicles, the Company’s ability to capture market share from competing alternative PBRT financing entities, and the Company’s ability to raise capital to fund PBRT projects.
EMPLOYEES
At December 31, 2006, the Company employed twelve (12) people on a full-time basis. None of these employees is subject to a collective bargaining agreement and there is no union representation within the Company. The Company maintains various employee benefit plans and believes that its employee relations are good.

EXECUTIVE OFFICERS OF THE COMPANY
The following table provides current information concerning those persons who serve as executive officers of the Company. The executive officers were appointed by the Board of Directors and serve at the discretion of the Board of Directors.

Name:	Age:	Position:
Ernest A. Bates, M.D.	70	Chairman of the Board of Directors and Chief Executive Officer

Craig K. Tagawa	53	Senior Vice President — Chief Operating and Financial Officer

Ernest R. Bates	40	Vice President of Sales and Business Development
Ernest A. Bates, M.D., founder of the Company, has served in the positions listed above since the incorporation of the Company. He is Emeritus Vice Chairman of the Board of Trustees of The Johns Hopkins University, a member of the Board of Trustees at the University of Rochester, a member of the Board of Overseers of the University of California at San Francisco School of Nursing, a member of the Board of Directors of Copia and the Capital Campaign Chairman and a Board Member of the Museum of African Diaspora. Dr. Bates is also a member of the State of California Commission for Jobs and Economic Growth, a member of the Board of Directors of Salzburg Seminar, a board member of the Center for Fastercures-Milken Institute and a member of the Brookings Institution. Dr. Bates is a graduate of The Johns Hopkins University and the University of Rochester School of Medicine.
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
Ernest R. Bates joined the Company in January 2007 as Vice President of Sales and Business Development. He was on the board of directors of the Company from 2004 through February 2007. Prior to joining the Company, he had been Managing Director, Institutional Fixed Income Sales of HSBC Securities (USA), Inc. since 2003. Mr. Bates has also served as Managing Director, Head of Asian Product for HSBC Securities (USA) Inc. from 1999 to 2003. From 1993 through 1999, Mr. Bates held various positions with Merrill Lynch, last serving as Vice President, European Syndicate for Merrill Lynch International. He received his undergraduate degree from Brown University and a M.B.A. degree from The Wharton Business School. Mr. Bates is 40 years old. Ernest R. Bates is the son of Board Member Dr. Ernest A. Bates.

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
The Market for the Gamma Knife is Limited
There is a limited market for the Gamma Knife, and the market may be mature. The Company has not entered into a Gamma Knife contract at a new site since 2004. Due to the substantial costs of acquiring a Gamma Knife unit, we must identify medical centers that possess neurosurgery and radiation oncology departments capable of performing a large number of Gamma Knife procedures. As of December 31, 2006 there were approximately 111 operating Gamma Knife units in the United States, of which 21 units are owned by us, and approximately 248 units in operation worldwide. There can be no assurance that we will be successful in placing additional units at any sites in the future. The Company’s existing contracts with its customers are fixed in length and there can be no assurance that the customers will wish to extend the contract beyond the end of the term.
The Company Has a High Level of Debt
The Company’s business is capital intensive. The Company finances its Gamma Knife units primarily through its GKF subsidiary, and these amounts have been generally non-recourse to ASHS. The combined long term debt and present value of capital leases totals $21,082,000 and is collateralized by the Gamma Knife units and other assets, including accounts receivable and future proceeds from any contract between the Company and any end user of the financed equipment. This high level of debt may adversely affect the Company’s ability to secure additional credit in the future, and as a result may affect operations and profitability. If default on debt occurs in the future, the Company’s creditors would have the ability to accelerate the defaulted loan, to seize the Gamma Knife unit or other equipment with respect to which default has occurred, and to apply any collateral they may have at the time to cure the default. The Company also has a line of credit with a bank, against which it has drawn $4,000,000 as of December 31, 2006.
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
There Are Alternatives to the Gamma Knife
There are other radiosurgery devices as well as conventional neurosurgery that compete against the Gamma Knife. Each of the medical centers targeted by the Company could decide to acquire another radiosurgery device instead of a Gamma Knife. In addition, neurosurgeons who are primarily responsible for referring patients for Gamma Knife surgery may not be willing to make such referrals for various reasons, instead opting for invasive surgery. There can be no assurance that the Company will be able to secure a sufficient number of future sites or Gamma Knife procedures to sustain its profitability and growth.
The Company’s Revenue Could Decline if Federal Reimbursement Rates are Lowered
The amount reimbursed to medical centers for each Gamma Knife treatment may decline in the future. The reimbursement decrease may come from federally mandated programs (i.e., Medicare and Medicaid) or other third party payor groups. Sixteen of the Company’s existing contracts are reimbursed by the medical center to the Company on a fee per use basis. The primary risk under this type of contract is that the actual volume of procedures could be less than projected. However, a significant reimbursement rate reduction may result in the Company restructuring certain of its existing contracts. There are also five contracts where the Company receives revenue based directly on the amount of reimbursement received for procedures performed. Revenue under those contracts and any future contracts with revenue based directly on reimbursement amounts will be impacted by any reimbursement rate change. Some of the Company’s future contracts for Gamma Knife services may have revenue based on such reimbursement rates instead of a fee for service basis. There can be no assurance that future changes in healthcare regulations and reimbursement rates will not directly or indirectly adversely affect the Company’s Gamma Knife revenue.
New Technology and Products Could Result in Equipment Obsolescence
There is constant change and innovation in the market for highly sophisticated medical equipment. New and improved medical equipment can be introduced that could make the Gamma Knife technology obsolete and that would make it uneconomical to operate. During 2000, Elekta introduced an upgraded Gamma Knife which costs approximately $3.6 million plus applicable tax and duties. This upgrade includes an Automatic Positioning System™ (“APS”), and therefore involves less health care provider intervention. In early 2005, Elekta introduced a new upgrade, the model 4C. Twelve of our existing Gamma Knife units include APS and eight of our existing Gamma Knife units are upgradeable. The cost to upgrade existing units to the new model 4C Gamma Knife with APS is estimated to be approximately $200,000 to $1,000,000, depending on the current Gamma Knife configuration. In 2006 Elekta introduced a new model of the Gamma Knife, the Perfexion, which costs approximately $4.5 million plus applicable taxes and duties. The Perfexion can perform procedures faster than previous Gamma Knife models and also provides the ability to perform procedures on areas of the cervical spine. Existing models of the Gamma Knife are not upgradeable to the Perfexion model. The failure to acquire or use new technology and products could have a material adverse effect on our business and results of operations.
The Company has Invested in a Proton Beam Business that is Developmental and Unproven
We have committed a substantial amount of money to next-generation proton beam technology. The PBRT system being developed by Still River is not commercially proven and cannot be sold or used prior to FDA approval, which may not be obtained until 2009, if at all. Prior to that time, we must make progress payments of $6,000,000 for two Clinatron 250™ systems (The Company has already made deposits of $2,000,000 towards this commitment). There can be no assurance that we will recover this investment, or our $2,000,000 minority investment in Still River. We are unable to enter into firm agreements with hospitals for PBRT systems that we are obligated to purchase. Our current belief is that we will begin to receive revenue for PBRT systems placed and financed by us no earlier than 2010.
ITEM 2.
PROPERTIES
The Company’s corporate offices are located at Four Embarcadero Center, Suite 3700, San Francisco, California, where it leases approximately 4,600 square feet for $23,195 per month. This lease expires in May 2011. A portion of the office space is subleased on a month-to-month basis to two third parties for approximately $1,000 per month.
For the year ended December 31, 2006 the Company’s aggregate net rental expenses for all properties and equipment were approximately $360,000.
ITEM 3.
LEGAL PROCEEDINGS
There are no material pending legal proceedings involving the Company or any of its property. The Company knows of no legal or administrative proceedings against the Company contemplated by governmental authorities.

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to a vote of the Company’s security holders through the solicitation of proxies or otherwise during the fourth quarter of 2006.
PART II
ITEM 5.
MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
The Company’s common shares, no par value (the “Common Shares”), are currently traded on the American Stock Exchange and the NYSE Arca Exchange. The Company requested to withdraw from the NYSE Arca exchange in March 2007 and has filed a Form 25 with the Securities and Exchange Commission with respect to this withdrawal request. The table below sets forth the high and low closing sale prices of the Common Shares of the Company on the American Stock Exchange Consolidated Reporting System for each full quarter for the last two fiscal years.
Prices for Common Shares

Quarter Ending	High	Low
March 31, 2005	$6.23	$5.40
June 30, 2005	$6.28	$5.23
September 30, 2005	$6.17	$5.71
December 31, 2005	$7.35	$5.80
March 31, 2006	$6.95	$5.90
June 30, 2006	$7.35	$6.11
September 30, 2006	$6.56	$5.50
December 31, 2006	$6.90	$6.10
The Company estimates that there were approximately 2,500 beneficial holders of its Common Shares at December 31, 2006.

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
During 2006 holders of options to acquire the Company’s common stock exercised their respective rights pursuant to such securities, resulting in the Company issuing 4,000 new shares of common stock for approximately $5,000.
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
At December 31, 2006 the Company had 5,023,418 issued and outstanding common shares, 149,180 common shares reserved for options, 2,000 restricted stock units issued and 5,175 shares reserved pursuant to the Company’s Shareholder Rights Plan.
In fourth quarter 2006, the Board of Directors declared a quarterly dividend of $.0475 per common share to shareholders of record on January 2, 2007, paid on January 15, 2007. During 2006, shareholders of record as of January 3, 2006, April 3, 2006, July 3, 2006 and October 2, 2006 were paid quarterly dividends of $0.0475 per common share on January 18, 2006, April 17, 2006, July 14, 2006 and October 16, 2006. During 2005, shareholders of record as of January 3, 2005, April 4, 2005, July 1, 2005 and October 3, 2005 were paid quarterly dividends respectively as follows: $0.045 on January 14, 2005 and April 15, 2005, and $0.0475 on July 15, 2005 and October 17, 2005. The Board of Directors evaluates the Company’s level of earnings, balance sheet position, availability of cash and expected future cash requirements on a quarterly basis to determine its dividend policy. The Company did not pay cash dividends prior to 2001.

PERFORMANCE GRAPH, TOTAL RETURN TO SHAREHOLDERS
The following graph and table compares cumulative total shareholder return on the Company’s Common Shares (“ASHS total return”) (i) with the cumulative total return of the Standard & Poor’s 500 Stock Index (“S&P500”) and (ii) with the Standard & Poor’s SmallCap 600 Stock Index (“S&P SmallCap600”), in each case during the five years ended December 31, 2006.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among American Shared Hospital Services, The S & P 500 Index
And The S & P Smallcap 600 Index

*	$100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2007, Standard & Poor’s, a division of The McGraw -Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

	12/01	12/02	12/03	12/04	12/05	12/06
American Shared Hospital Services	100.00	141.18	216.06	220.80	240.37	262.07
S & P 500	100.00	77.90	100.24	111.15	116.61	135.03
S & P Smallcap 600	100.00	85.37	118.48	145.32	156.48	180.14

ITEM 6.
SELECTED FINANCIAL DATA
Summary of Operations

	Year Ended December 31,
	(Amounts in thousands except per share data)
	2006	2005	2004	2003	2002

Medical services revenue	$20,385	$18,231	$16,389	$16,178	$13,366

Costs of operations	10,365	9,072	7,887	7,400	5,399
Selling and administrative expense	3,995	3,613	2,963	3,255	3,313
Interest expense	2,161	2,075	2,261	2,547	2,437

Total costs and expenses	16,521	14,760	13,111	13,202	11,149

Income from operations	3,864	3,471	3,278	2,976	2,217
Interest and other income	308	202	102	121	171
Minority interest expense	(1,314)	(1,126)	(983)	(928)	(831)

Income before income taxes	2,858	2,547	2,397	2,169	1,557
Income tax expense	(1,202)	(780)	(412)	(787)	(455)

Net income	$1,656	$1,767	$1,985	$1,382	$1,102

Net income per common share:
Basic	$0.33	$0.36	$0.46	$0.36	$0.30
Diluted	$0.33	$0.35	$0.39	$0.27	$0.22
Cash dividend declared per common share	$0.1900	$0.1875	$0.1725	$0.2000	$0.1200
Dividend payout ratio (paid and declared)	0.58	0.54	0.44	0.74	0.55
See accompanying note (1)
Balance Sheet Data

	As of December 31,
	(Amounts in thousands)
	2006	2005	2004	2003	2002

Cash and cash equivalents	$3,952	$1,298	$8,121	$10,312	$9,924
Securities- current	1,574	4,537	957	—	—
Restricted cash	50	50	50	50	50
Working capital	(541)	2,423	4,978	5,268	7,175
Securities- long-term	3,380	2,797	—	—	—
Total assets	50,905	48,668	47,367	46,304	44,830
Advances on line of credit	4,000	—	—	—	—
Current portion of long-term debt/capital leases	5,876	6,377	6,562	6,803	5,490
Long-term debt/capital leases, less current portion	15,189	18,705	18,924	20,114	22,006
Shareholders’ equity	$19,009	$18,320	$17,546	$15,329	$14,540
See accompanying note (1)

(1)	In October 1995, the Company entered into an operating agreement granting to American Shared Radiosurgery Services (a California corporation and a wholly-owned subsidiary of the Company) an 81% ownership interest in GK Financing, LLC. ASHS incorporated a new wholly-owned subsidiary, OR21, Inc. (“OR21”) in November 1999, and a new wholly-owned subsidiary, MedLeader.com, Inc. (“MedLeader”) in April 2000. Accordingly, the financial data for the Company presented above include the results of GKF, OR21 and MedLeader for 2002 through 2006.

This financial data as of December 31, 2006, 2005 and 2004 and for the years ended December 31, 2006, 2005 and 2004 should be read in conjunction with our consolidated financial statements and the notes thereto beginning on page A-1 of this report and with Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Revenue is recognized when services have been rendered and collectibility is reasonably assured, on either a fee per use or revenue sharing basis. The Company has contracts with 16 fee per use hospitals and five retail hospitals. Under both of these types of agreements, the hospital is responsible for billing patients and collection of fees for services performed. Revenue associated with installation of the Gamma Knife units, if any, is a part of the negotiated lease amount and not a distinctly identifiable amount. The costs, if any, associated with installation of the units are amortized over the period of the related lease to match revenue recognition of these costs.
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
GKF has five agreements that are based on revenue sharing. These can be further classified as either “turn-key” arrangements or “net revenue sharing” arrangements. For the four turn-key sites, GKF is solely responsible for the costs to acquire and install the Gamma Knife. In return, GKF receives payment from the hospital in the amount of its reimbursement from third party payors. Revenue is recognized by the Company during the period in which the procedure is performed, and is estimated based on what can be reasonably expected to be paid by the third party payor to the hospital. The estimate is primarily determined from historical experience and hospital contracts with third party payors. These estimates are reviewed on a regular basis and adjusted as necessary to more accurately reflect the expected payment amount. The Company also records an estimate of operating costs associated with each procedure during the period in which the procedure is performed. Costs are determined primarily based on historical treatment protocols and cost schedules with the hospital. The Company’s estimated operating costs are reviewed on a regular basis and adjusted as necessary to more accurately reflect the actual operating costs. Revenue for turn-key sites is recorded on a gross basis, and the operating expenses the Company reimburses to the hospital are recorded in other operating costs.
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

Revenue from retail arrangements amounted to approximately 34%, 29% and 25% of revenue for the years ended December 31 2006, 2005 and 2004, respectively.
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
If the Company’s net accounts receivable estimates for revenue sharing customers as of December 31, 2006 changed by as much as 10% based on actual collection information, it would have the effect of increasing or decreasing revenue by approximately $235,000.
GENERAL
During the years ended December 31, 2006, 2005 and 2004, 100% of the Company’s medical services revenue was derived from its Gamma Knife business.
TOTAL REVENUE

		Increase		Increase
	2006	(Decrease)	2005	(Decrease)	2004
Medical services revenue (in thousands)	$20,385	11.8%	$18,231	11.2%	$16,389
Number of Gamma Knife procedures	2,563	6.3%	2,410	12.6%	2,140
Average revenue per procedure	$7,954	5.1%	$7,565	(1.2)%	$7,658
Gamma Knife revenue increased $2,154,000 and $1,842,000 in 2006 and 2005, respectively, compared to the prior years. The 2006 increase compared to 2005 was primarily due to the full year inclusion of three new Gamma Knife units that began operation during 2005 and an increase in the average revenue per procedure, primarily at some of the Company’s revenue sharing sites. The 2005 increase was due to three new Gamma Knife units that began operation during 2005 and the full year inclusion of one new Gamma Knife unit that began operation during 2004, which offset a 4% decrease in revenue from Gamma Knife units in operation more than one year. The Company had twenty-one, twenty-one and eighteen Gamma Knife units in operation at December 31, 2006, 2005 and 2004, respectively.
The number of Gamma Knife procedures in 2006 increased by 153 compared to 2005 primarily due to the full year inclusion of three Gamma Knife units that began operation during 2005 and a 2% increase in procedures from Gamma Knife units in operation more than one year. The number of Gamma Knife procedures in 2005 increased by 270 compared to 2004 due to the increase in the number of Gamma Knife units in operation, as well as a 3% increase in procedures from Gamma Knife units in operation more than one year.
Revenue per procedure increased $389 in 2006 and decreased $93 in 2005 compared to the prior years. The Company’s contracts generally have different procedure rates because their investment basis varies, so revenue per procedure can vary year to year depending primarily on the mix of procedures performed at certain locations. The increase per procedure in 2006 was primarily due to higher average procedure rates at the Company’s turn-key retail sites and a higher mix of revenue generated by the retail sites compared to fee per use sites. The decrease in 2005 was primarily due to lower average procedure rates collected at two of the Company’s retail sites.
COSTS OF OPERATIONS

		Increase		Increase
(In thousands)	2006	(Decrease)	2005	(Decrease)	2004
Costs of operations	$10,365	14.3%	$9,072	15.0%	$7,887
Percentage of revenue	50.8%		49.8%		48.1%
The Company’s costs of operations, consisting of maintenance and supplies, depreciation and amortization, and other operating expenses (such as insurance, property taxes, sales taxes, marketing costs and operating costs from the Company’s retail sites) increased $1,293,000 in 2006 compared to 2005, and increased $1,185,000 in 2005 compared to 2004.
The Company’s maintenance and supplies costs were 6%, 6% and 5% of medical service revenue in 2006, 2005 and 2004, respectively. Maintenance and supplies costs increased $260,000 in 2006 compared to 2005, and increased $150,000 in 2005 compared to 2004. The increase in 2006 compared to 2005 was primarily due to the expiration of the warranty period on three Gamma Knife units and the full year inclusion of one Gamma Knife unit where the warranty period expired during 2005. The increase in 2005 compared to 2004 was primarily due to the expiration of the warranty period on one Gamma Knife unit and the full year inclusion of maintenance on two Gamma Knife units where the warranty period expired during the previous year.
Depreciation and amortization increased $470,000 in 2006 compared to 2005, and increased $593,000 in 2005 compared to 2004. The increase in 2006 was primarily due to the full year’s inclusion of depreciation from three Gamma Knife units that started operation during 2005, and the upgrade and/or cobalt reload on two existing Gamma Knife units in 2006. The increase in 2005 was primarily due to the addition of three new Gamma Knife units that commenced operation during first, second and third quarters of 2005 and a full year of depreciation on one new Gamma Knife unit that started operation during 2004.
Other direct operating costs as a percentage of medical services revenue were 16%, 14% and 13% in 2006, 2005 and 2004, respectively. The increase of $563,000 in 2006 compared to 2005 was primarily due to higher operating costs related to an increase in the number of procedures performed at two of the Company’s turn-key retail locations. The increase of $442,000 in 2005 compared to 2004 was primarily due to increased operating costs related to the Company’s two additional retail Gamma Knife units that started operation during 2005 and higher insurance costs due to additional Gamma Knife units in operation, which were partially offset by lower marketing and promotion costs.
SELLING AND ADMINISTRATIVE

		Increase		Increase
(In thousands)	2006	(Decrease)	2005	(Decrease)	2004
Selling and administrative costs	$3,995	10.6%	$3,613	21.9%	$2,963
Percentage of revenue	19.6%		19.8%		18.1%
The Company’s selling and administrative costs increased $382,000 in 2006 compared to 2005, and increased $650,000 in 2005 compared to 2004. The increase in 2006 compared to 2005 was due to increased legal, accounting and consulting fees of approximately $234,000 and payroll related costs of approximately $346,000, primarily bonuses paid for the development of the proton beam business. These increases were partially offset by lower business meeting and other business development costs. Costs to develop the Company’s OR21 business decreased $82,000, and there was no Gamma Knife User’s Meeting in 2006, unlike 2005 when the Company spent $42,000 for its second meeting. The increase in 2005 compared to 2004 was primarily due to increased payroll and business development costs of approximately $441,000, which included costs of the Company’s second Gamma Knife User’s Meeting of approximately $42,000 and OR21 business development costs of approximately $151,000. In addition, legal, accounting and consulting fees increased approximately $119,000 and contributions increased approximately $55,000 over the prior year.
INTEREST EXPENSE

		Increase		Increase
(In thousands)	2006	(Decrease)	2005	(Decrease)	2004
Interest expense	$2,161	4.1%	$2,075	(8.2)%	$2,261
Percentage of revenue	10.6%		11.4%		13.8%
The Company’s interest expense increased $86,000 in 2006 compared to 2005, and decreased $186,000 in 2005 compared to 2004. The increase in 2006 was primarily due to interest expense from borrowing under the Company’s line of credit with a bank which offset lower interest expense from financing on the Company’s Gamma Knife units. The decrease in 2005 was due to lower interest expense on the Company’s more mature Gamma Knife units and the completion of debt service on two Gamma Knife units. This was partially offset by additional interest expense on the financing of the Company’s three new Gamma Knife units that started operation during 2005, and the refinancing of one Gamma Knife unit that had previously been paid off. Interest expense on the more mature units is lower than newer units because interest expense decreases with each principal payment.

OTHER INCOME AND EXPENSE

		Increase		Increase
(In thousands)	2006	(Decrease)	2005	(Decrease)	2004
Interest and other income	$308	52.5%	$202	98.0%	$102

Percentage of revenue	1.5%		1.1%		0.6%

Minority interest expense	$(1,314)	16.7%	$(1,126)	14.5%	$(983)

Percentage of revenue	(6.4)%		(6.2)%		(6.0)%
Interest and other income increased $106,000 in 2006 compared to 2005 and increased $100,000 in 2005 compared to 2004. The increases in both 2006 and 2005 were primarily due to investment in longer term holdings with higher interest rates available compared to prior years.
Minority interest increased $188,000 in 2006 and $143,000 in 2005 compared to the prior year, respectively. Minority interest represents the pre-tax income earned by the minority partner’s 19% interest in GKF. The increase in minority interest reflects the increased profitability of GKF.
INCOME TAXES

		Increase		Increase
(In thousands)	2006	(Decrease)	2005	(Decrease)	2004
Income tax expense	$1,202	54.1%	$780	89.3%	$412
Percentage of revenue	5.9%		4.3%		2.5%
Income tax expense increased $422,000 in 2006 compared to 2005, and increased $368,000 in 2005 compared to 2004. The Company recorded an estimated 42% effective income tax provision for 2006, a 5% increase over the estimated income tax provision for 2005. The increase is primarily due to an increase in estimated state income taxes in those states where separate state returns are required and net operating loss carryforwards cannot be applied. The Company’s estimated 37% income tax provision for 2005 was reduced to an effective rate of 31% by a $193,000 income tax benefit from the exercise of options to purchase 264,000 common shares. The Company’s estimated 40% income tax provision for 2004 was reduced to an effective rate of approximately 17% by a $547,000 income tax benefit from the exercise of options to purchase 846,000 common shares. The income tax benefits are a result of compensation expense that was recognized when these options for common shares were granted in 1995.
The Company anticipates that it will continue to record income tax expense if it operates profitably in the future. Currently there are state income tax payments required for most states.

However there are minimal federal income tax payments required due to net operating loss carryforwards and other deferred tax assets available for tax purposes.
The Company had a net operating loss carryforward for federal income tax return purposes at December 31, 2006 of approximately $9,498,000.
NET INCOME

(In thousands,		Increase		Increase
except per share amounts)	2006	(Decrease)	2005	(Decrease)	2004
Net income	$1,656	(6.3)%	$1,767	(11.0)%	$1,985
Net income per share, diluted	$0.33	(5.7)%	$0.35	(10.3)%	$0.39
The Company had net income of $1,656,000 in 2006 compared to $1,767,000 in 2005 and $1,985,000 in 2004. Net income for 2006 included increased operating income of $393,000, an 11.3% increase compared to 2005, which was generated primarily by a revenue increase of 11.8%. An increase of $422,000 in the income tax provision for 2006 compared to 2005 more than offset the operating income increase, causing a decrease in net income of $111,000. Net income for 2005 included increased operating income of $193,000 compared to 2004, which was primarily due to the addition of three new Gamma Knife units during 2005. This was offset by an increase in income tax expense of $368,000 due to reduced income tax benefits available on the exercise of options to purchase common stock.
LIQUIDITY AND CAPITAL RESOURCES
The Company had cash and cash equivalents of $3,952,000 at December 31, 2006 compared to $1,298,000 at December 31, 2005. The increase in cash resulted primarily from a $2,953,000 reduction in short term securities as of December 31, 2006 compared to the prior year. The Company’s expected primary cash needs on both a short and long-term basis are for capital expenditures, business expansion, working capital, payment of quarterly dividends and other general corporate purposes.
Securities represents a portion of the Company’s cash that is invested in high-quality short to long-term fixed income marketable securities in order to maximize income on its available cash. Securities with maturity dates between three and twelve months in the amount of $1,574,000 are classified as current assets. Securities in the amount of $3,380,000 have maturities in excess of one year and are classified as long-term. It is the Company’s intent to hold these securities until maturity.
Restricted cash of $50,000 at December 31, 2006 reflects cash that may only be used for the operations of GKF.
The Company has a $6,000,000 line of credit with a bank, secured by its cash and securities. The line of credit has been in place since June 2004 and is renewable annually. As of December

31, 2006, there was $4,000,000 borrowed against the line of credit. The Company believes it has the ability, and it is the Company’s intention, to renew the line of credit at its maturity in 2007.
Operating activities provided cash of $9,164,000 in 2006. Net income of $1,656,000, depreciation and amortization of $5,963,000 and an increase in the minority interest of $1,314,000 were the primary reasons for the increase in operating cash flow. The Company’s trade accounts receivable increased to $4,248,000 at December 31, 2006 from $3,832,000 at December 31, 2005, primarily due to additional revenue from some of the Company’s retail sites which have a longer collection period than fee per use sites. This resulted in an increase in the number of days revenue (sales) outstanding (“DSO”) in accounts receivable to 81 days from 76 days as of December 31, 2006 compared to the prior year. We expect DSO to fluctuate in the future depending on timing of customer payments received and the mix of fee per use versus retail customers.
Investing activities used $4,746,000 of cash in 2006 primarily due to the acquisition of property and equipment of $5,146,000, which included upgrades to two Gamma Knife units, an option to purchase two proton beam units, and deposits on three Gamma Knife units and an IGRT system.
Financing activities used $1,764,000 of cash during 2006, primarily due to principal payments on long-term debt and capital leases of $6,549,000, distributions to minority owners of $798,000 and the payment of dividends of $954,000. This was partially offset by financing on the acquisition of property and equipment of $2,532,000, and borrowing on the Company’s line of credit with a bank in the amount of $4,000,000, which was used primarily for the Company’s investment in Still River and its option to purchase two proton beam systems.
The Company had negative working capital at December 31, 2006 of $541,000 compared to working capital of $2,423,000 at December 31, 2005 primarily due to borrowing $4,000,000 on its line of credit with a bank. Borrowing under the line of credit is considered a current liability because the line is renewable annually. The borrowed funds were used to invest in equipment and other non-current assets.
The Company primarily invests its cash in money market or similar funds and high quality short to long-term securities in order to minimize the potential for principal erosion. Cash is invested in these funds pending use in the Company’s operations. The Company believes its cash position is adequate to service the Company’s cash requirements in 2006.
The Company finances all of its Gamma Knife units, and anticipates that it will continue to do so with future contracts. During 2003 the Company’s primary lender, DVI, filed for Chapter 11 bankruptcy protection. The principal balance of notes held by DVI were transferred to a third party lender as successor servicer, and the Company continues to make payments on the outstanding note balances serviced by this third party lender. Since that time, the Company has secured financing for its projects from other lenders and anticipates that it will be able to secure financing on future projects from these or other lending sources, but there can be no assurance that financing will continue to be available on acceptable terms. The Company meets all debt covenants required under notes with its lenders, and expects that any covenants required by future lenders will be acceptable to the Company.

IMPACT OF INFLATION AND CHANGING PRICES
The Company does not believe that inflation has had a significant impact on operations because a substantial majority of the costs that it incurs under its customer contracts are fixed through the term of the contract.
CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES AND OFF BALANCE SHEET ARRANGEMENTS
The following table presents, as of December 31, 2006, the Company’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payments Due by Period
	Total amounts	Less than
Contractual Obligations	committed	1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$16,245,000	$4,867,000	$10,734,000	$644,000	$—
Capital leases	4,820,000	1,009,000	2,725,000	1,086,000	—
Line of credit	4,000,000	4,000,000	—	—	—
Future equipment purchases (1)	36,678,000	—	36,678,000	—	—
Operating leases	1,256,000	287,000	853,000	116,000	—

Total contractual obligations	$62,999,000	$10,163,000	$50,990,000	$1,846,000	$—

(1)	The Company has deposits toward the purchase of Gamma Knife Perfexion units, an IGRT system and two Clinatron 250 proton beam units, for which the total estimated purchase price is included above. For the two Clinatron 250 units specifically, the Company has a commitment to total deposits of $3,000,000 per machine until FDA approval is received, at which time the remaining balance is committed. Interim financing has been committed for $1,000,000 per machine towards these purchases. For the Perfexion and IGRT systems, financing commitments are in place, or are pending final site selection. For all equipment in this classification, term financing for these purchases will not be finalized until 2007 or later, and therefore an accurate determination of payments by period cannot be made as of December 31, 2006. For purposes of this table, these commitments are listed in the 1-3 year category.
Further discussion of the long-term debt commitment is included in Note 4, capital leases in Note 5, and operating leases in Note 10 of the consolidated financial statements.
The Company has no significant off-balance sheet arrangements.

ITEM 7A.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The table below presents information about certain market-sensitive financial instruments as of December 31, 2006. The fair values were determined based on quoted market prices for the same or similar instruments.
We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage or prepayment features.

	Maturity Date, Year ending December 31
(amounts in thousands)	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value

Fixed-rate long-term debt and present value of capital leases	$5,876	$5,944	$4,782	$2,734	$1,281	$448	$21,065	$21,038
Average interest rates	8.4%	8.2%	8.1%	8.0%	7.9%	7.9%	8.2%
At December 31, 2006, we had no significant long-term, market-sensitive investments.
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

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2006 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures (as required by paragraph (b) of the Securities and Exchange Act of 1934 Rules 13a-15 or 15d-15) were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b)	Changes in internal controls over financial reporting.

There were no significant changes in our internal controls over financial reporting in connection with the evaluation required by paragraph (d) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.
OTHER INFORMATION
None.
PART III
ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding directors is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders (the “2007 Proxy Statement”). Information regarding executive officers of the Company, included herein under the caption “Executive Officers of the Registrant” in Part I, Item 1 above, is incorporated herein by reference.
Information concerning the identification of our standing audit committee required by this Item is incorporated by reference from the 2007 Proxy Statement.
Information concerning our audit committee financial experts required by this Item is incorporated by reference from the 2007 Proxy Statement.
Information concerning compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference from the 2007 Proxy Statement.
We have adopted a Code of Ethics that is incorporated by reference from the 2007 Proxy Statement.

ITEM 11.
EXECUTIVE COMPENSATION
Incorporated herein by reference from the 2007 Proxy Statement.
ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated herein by reference from the 2007 Proxy Statement.
ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated herein by reference from the 2007 Proxy Statement.
ITEM 14.
PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated herein by reference from the 2007 Proxy Statement.
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
Consolidated Statements of Income
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Financial Statement Schedules- no schedules are included since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.
(b)	Exhibits.

The following Exhibits are filed with this Report.

Exhibit
Number:	Description:

2.1	Securities Purchase Agreement, dated as of March 12, 1999, by and among Alliance Imaging, Inc.; Embarcadero Holding Corp. I; Embarcadero Holding Corp. II; American Shared Hospital Services; and MMRI, Inc. (1)

3.1	Articles of Incorporation of the Company, as amended. (2)

3.2	By-laws of the Company, as amended. (3)

4.6	Form of Common Stock Purchase Warrant of American Shared Hospital Services. (3)

4.8	Registration Rights Agreement, dated as of May 17, 1995, by and among American Shared Hospital Services, the Holders referred to in the Note Purchase Agreement, dated as of May 12, 1995 and General Electric Company, acting through GE Medical Systems. (3)

4.9	Rights Agreement dated as of March 22, 1999 between American Shared Hospital Services and American Stock Transfer & Trust Company as Rights Agent. (25)

10.1	The Company’s 1984 Stock Option Plan, as amended. (4)

10.2	The Company’s 1995 Stock Option Plan, as amended. (5)

10.3	Form of Indemnification Agreement between American Shared Hospital Services and members of its Board of Directors. (4)

10.4	Ernest A. Bates Stock Option Agreement dated as of August 15, 1995. (6)

10.5	Operating Agreement for GK Financing, LLC, dated as of October 17, 1995. (3)

10.6	Amendments dated as of October 26, 1995 and as of December 20, 1995 to the GK Financing, LLC Operating Agreement, dated as of October 17, 1995. (7)

Exhibit
Number:	Description:

10.7	Amendment dated as of October 16, 1996 to the GK Financing, LLC Operating Agreement, dated as of October 17, 1995. (1)

10.8	Amendment dated as of March 31, 1999 (“Fourth Amendment”) to the GK Financing, LLC Operating Agreement dated as of October 17, 1995. (8)

10.9	Amendment dated as of March 31, 1999 (“Fifth Amendment”) to the GK Financing, LLC Operating Agreement dated as of October 17, 1995. (8)

10.10	Amendment dated as of June 5, 1999 to the GK Financing, LLC Operating Agreement dated as of October 17, 1995. (8)

10.11a	Assignment and Assumption Agreement, dated as of December 31, 1995, between American Shared Radiosurgery Services (assignor) and GK Financing, LLC (assignee). (8)

10.11b	Assignment and Assumption Agreement, dated as of November 1, 1995, between American Shared Hospital Services (assignor) and American Shared Radiosurgery Services (assignee). (4)

10.11c	Amendment Number One dated as of August 1, 1995 to the Lease Agreement for a Gamma Knife Unit between The Regents of the University of California and American Shared Hospital Services. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (8)

10.11d	Lease Agreement dated as of July 3, 1990 for a Gamma Knife Unit between American Shared Hospital Services and The Regents of the University of California. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (8)

10.12	Amendment Number Two dated as of February 6, 1999 to the Lease Agreement for a Gamma Knife Unit between UCSF-Stanford Health Care and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (8)

Exhibit
Number:	Description:

10.13	Assignment and Assumption Agreement, dated as of February 3, 1996, between American Shared Radiosurgery Services (assignor) and GK Financing, LLC (assignee). (4)

10.14	Lease Agreement for a Gamma Knife Unit dated as of April 6, 1994, between Ernest A. Bates, M.D. and NME Hospitals, Inc. dba USC University Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (8)

10.15	Assignment and Assumption and Agreement dated as of February 1, 1996 between Ernest A. Bates, M.D. and GK Financing, LLC with respect to the Lease Agreement for a Gamma Knife dated as of April 6, 1994 between Ernest A. Bates, M.D. and NME Hospitals, Inc. dba USC University Hospital. (8)

10.16	Lease Agreement for a Gamma Knife Unit dated as of October 31, 1996 between Hoag Memorial Hospital Presbyterian and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (8)

10.17	Addendum to Lease Agreement for a Gamma Knife Unit dated as of December 1, 1999 between Hoag Memorial Hospital Presbyterian and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (8)

10.18	Lease Agreement for a Gamma Knife Unit dated as of October 29, 1996 between Methodist Healthcare Systems of San Antonio, Ltd., dba Southwest Texas Methodist Hospital and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (8)

10.18a	Amendment to Lease Agreement for a Gamma Knife Unit effective December 13, 2003 by and between Methodist Healthcare Systems of San Antonio, Ltd., dba Southwest Texas Methodist Hospital and GK

Exhibit
Number:	Description:

Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (22)

10.19	Lease agreement for a Gamma Knife Unit dated as of April 10, 1997 between Yale-New Haven Ambulatory Services Corporation and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (8)

10.19a	Amendment to Lease agreement for a Gamma Knife Unit effective October 25, 2005 by and between Yale-New Haven Ambulatory Services Corporation and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (27)

10.20	Lease Agreement for a Gamma Knife Unit dated as of June 1, 1999 between GK Financing, LLC and Kettering Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (9)

10.21	Addendum to Contract with GKF and KMC/WKNI, dated June 1, 1999 between GK Financing, LLC and Kettering Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (9)

10.22	Lease Agreement for a Gamma Knife Unit dated as of October 5, 1999 between GK Financing, LLC and New England Medical Center Hospitals, Inc. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (9)

10.22a	Addendum to Lease Agreement for a Gamma Knife unit effective April 1, 2005 between GK Financing, LLC and New England Medical Center

Exhibit
Number:	Description:

Hospitals, Inc. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (24)

10.23	Equipment Lease Agreement dated as of October 29, 1999 between GK Financing, LLC and the Board of Trustees of the University of Arkansas on behalf of The University of Arkansas for Medical Sciences. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (9)

10.23a	Amendment to Lease Agreement effective as of September 15, 2005 between GK Financing, LLC and the Board of Trustees of the University of Arkansas on behalf of The University of Arkansas for Medical Sciences. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (26)

10.24	First Amendment to Lease Agreement for a Gamma Knife Unit effective as of August 2, 2000 between GK Financing, LLC and Tenet HealthSystems Hospitals, Inc. (formerly known as NME Hospitals, Inc.) dba USC University Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (9)

10.25	Addendum Two, dated as of October 1, 2000, to Lease Agreement for a Gamma Knife Unit dated as of October 31, 1996 between Hoag Memorial Hospital Presbyterian and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (10)

10.26	Lease Agreement for a Gamma Knife Unit dated as of May 28, 2000 between Froedtert Memorial Lutheran Hospital and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and

Exhibit
Number:	Description:

Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (10)

10.27	Addendum dated June 24, 2000 to Lease Agreement for a Gamma Knife Unit dated as of May 28, 2000 between Froedtert Memorial Lutheran Hospital and GK Financing, LLC. (10)

10.28	Amendment dated July 12, 2000 to Lease Agreement for a Gamma Knife Unit dated May 28, 2000 between Froedtert Memorial Lutheran Hospital and GK Financing, LLC. (10)

10.29	Amendment dated August 24, 2000 to Lease Agreement for a Gamma Knife Unit dated May 28, 2000 between Froedtert Memorial Lutheran Hospital and GK Financing, LLC. (10)

10.30	Lease Agreement for a Gamma Knife Unit dated as of December 11, 1996 between The Community Hospital Group, Inc. dba JFK Medical Center and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (11)

10.31	Lease Agreement for a Gamma Knife Unit dated as of June 3, 1999 between GK Financing, LLC and Sunrise Hospital and Medical Center, LLC dba Sunrise Hospital and Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (12)

10.32	Addendum to Lease Agreement for a Gamma Knife Unit dated as of June 3, 1999 between GK Financing, LLC and Sunrise Hospital and Medical Center, LLC dba Sunrise Hospital and Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (12)

10.33	Lease Agreement for a Gamma Knife Unit dated as of November 1, 1999 between GK Financing, LLC and Jackson HMA, Inc. dba Central Mississippi Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (13)

Exhibit
Number:	Description:

10.34	Addendum to Lease Agreement for a Gamma Knife Unit dated as of November 1, 1999 between GK Financing, LLC and Jackson HMA, Inc. dba Central Mississippi Medical Center. (13)

10.35	Lease Agreement for a Gamma Knife Unit dated as of February 18, 2000 between GK Financing, LLC and OSF HealthCare System. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (13)

10.36	American Shared Hospital Services 2001 Stock Option Plan. (14)

10.37	Amendment Number Three to Lease Agreement for a Gamma Knife Unit dated as of June 22, 2001 between GK Financing, LLC and The Regents of the University of California. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (15)

10.38	Addendum Three to Lease Agreement for a Gamma Knife Unit dated as of October 1, 2000 between GK Financing, LLC and Hoag Memorial Hospital Presybterian. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (15)

10.39	Lease Agreement for a Gamma Knife Unit dated as of July 18, 2001 between GK Financing, LLC and Bayfront Medical Center, Inc.. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (16)

10.40	Lease Agreement for a Gamma Knife Unit dated as of September 13, 2001 between GK Financing, LLC and Mercy Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (17)

Exhibit
Number:	Description:

10.41	Addendum Number One to Contract with GKF and Mercy Medical Center, dated September 13, 2001 between GK Financing, LLC and Mercy Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (17)

10.42	Lease Agreement for a Gamma Knife Unit dated as of May 22, 2002 between GK Financing, LLC and The Johns Hopkins Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (18)

10.43	Lease Agreement for a Gamma Knife Unit dated as of July 11, 2002 between GK Financing, LLC and Southern Baptist Hospital of Florida, Inc. D/B/A Baptist Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (19)

10.44	Lease Agreement for a Gamma Knife Unit dated as of February 13, 2003 between GK Financing, LLC and AHS Albuquerque Regional Medical Center LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (20)

10.45	Lease Agreement for a Gamma Knife Unit dated as of May 28, 2003 between GK Financing, LLC and Lehigh Valley Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (21)

10.45a	First Amendment to Lease Agreement for a Gamma Knife Unit dated November 2006 between GK Financing, LLC and Lehigh Valley Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)

Exhibit
Number:	Description:

10.46	Lease Agreement for a Gamma Knife Unit dated as of March 21, 2003 between GK Financing, LLC and Northern Westchester Hospital Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (23)

10.47	Amendment Four to Lease Agreement for a Gamma Knife Unit effective as of December 1, 2002 between GK Financing, LLC and Hoag Memorial Hospital Presbyterian. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (23)

10.48	Line of credit agreement between American Shared Hospital Services and Bank of America dated July 1, 2004 and related amendments No. 1 and No. 2 dated June 23, 2005. (23)

10.49	Lease Agreement for a Gamma Knife Unit dated as of May 28, 2004 between GK Financing, LLC and Mercy Health Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (24)

10.50	Lease Agreement for a Gamma Knife Unit dated as of August 7, 2003 between GK Financing, LLC and Baptist Hospital of East Tennessee. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (26)

10.50a	Amendment No. 1 to Lease Agreement for a Gamma Knife Unit dated as of May 28, 2004 between GK Financing, LLC and Baptist Hospital of East Tennessee.(26)

10.51	Addendum Two to Lease Agreement for a Gamma Knife Unit dated as of November 6, 2006 between GK Financing, LLC and Jackson HMA, Inc. d/b/a Central Mississippi Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2,

Exhibit
Number:	Description:

promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)

10.52	Amendment dated as of October 18, 2006 to the GK Financing, LLC Operating Agreement, dated as of October 17, 1995.

21.	Subsidiaries of American Shared Hospital Services.

23.1	Consent of Independent Registered Public Accounting Firm relating to a Form S-8 filed December 18, 2006.

31.	Rule 13a-14(a)/15d-14(a) Certifications.

32.	Section 1350 Certifications (furnished and not to be considered filed as part of the Form 10-K).

(1)	These documents were filed as Exhibits 2.1 and 10.13b, respectively, to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, which is incorporated herein by this reference.

(2)	This document was filed as Exhibit 3.1 to registrant’s Registration Statement on Form S-2 (Registration No. 33-23416), which is incorporated herein by this reference.

(3)	These documents were filed as Exhibits 3.2, 4.6 and 4.8, respectively, to registrant’s Registration Statement on Form S-1 (Registration No. 33-63721) filed on October 26, 1995, which is incorporated herein by this reference.

(4)	These documents were filed as Exhibits 10.24 and 10.35 respectively, to registrant’s Registration Statement on Form S-2 (Registration No. 33-23416), which is incorporated herein by this reference.

(5)	This document was filed as Exhibit A to registrant’s Proxy Statement, filed on August 31, 1995, which is incorporated herein by this reference.

(6)	This document was filed as Exhibit B to registrant’s Proxy Statement, filed on August 31, 1995, which is incorporated herein by this reference.

(7)	These documents were filed as Exhibits 4.14 and 10.13, respectively, to the registrant’s Pre-Effective Amendment No. 1 to registrant’s Registration Statement on Form S-1 (Registration No. 33-63721) filed on March 29, 1996, which is incorporated herein by this reference.

(8)	These documents were filed as Exhibits 10.8, 10.9, 10.10, 10.11a, 10.11c, 10.11d, 10.12, 10.14, 10.15, 10.16, 10.17, 10.18 and 10.19, respectively, to the registrant’s Annual

Report on Form 10-K for the fiscal year ended December 31, 1999, which is incorporated herein by this reference.

(9)	These documents were filed as Exhibits 10.20, 10.21, 10.22, 10.23, and 10.24, respectively, to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, which is incorporated herein by this reference.

(10)	These documents were filed as Exhibits 10.25, 10.26, 10.27, 10.28 and 10.29, respectively, to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, which is incorporated herein by this reference.

(11)	This document was filed as Exhibit 10.30 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, which is incorporated herein by this reference.

(12)	These documents were filed as Exhibits 10.31 and 10.32, respectively, to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, which is incorporated herein by this reference.

(13)	These documents were filed as Exhibits 10.33, 10.34 and 10.35, respectively, to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, which is incorporated herein by this reference.

(14)	This document was filed as Exhibit 10.36 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, which is incorporated herein by this reference.

(15)	These documents were filed as Exhibits 10.37 and 10.38 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, which is incorporated herein by this reference.

(16)	This document was filed as Exhibit 10.39 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, which is incorporated herein by this reference.

(17)	These documents were filed as Exhibit 10.40 and 10.41 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, which is incorporated herein by this reference.

(18)	This document was filed as Exhibit 10.42 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, which is incorporated herein by this reference.

(19)	This document was filed as Exhibit 10.43 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, which is incorporated herein by this reference.

(20)	This document was filed as Exhibit 10.44 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, which is incorporated herein by this reference.

(21)	This document was filed as Exhibit 10.45 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, which is incorporated herein by this reference.

(22)	This document was filed as Exhibit 10.18a to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, which is incorporated herein by this reference.

(23)	These documents were filed as Exhibit 10.46, 10.47 and 10.48 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, which is incorporated herein by this reference.

(24)	These documents were filed as Exhibit 10.22a and 10.49 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, which is incorporated herein by this reference.

(25)	This document was filed as Exhibit 4 to the registrant’s Current Report on Form 8-K filed on April 1, 1999, which is incorporated herein by this reference.

(26)	These documents were filed as Exhibit 10.19a and 10.23a to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which is incorporated herein by this reference.

(27)	These documents were filed as Exhibit 10.19a to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, which is incorporated herein by this reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SHARED HOSPITAL SERVICES (Registrant)
April 2, 2007	By:	/s/ Ernest A. Bates, M.D.
Ernest A. Bates, M.D.
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ernest A. Bates Ernest A. Bates	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 2, 2007

/s/ Olin C. Robison Olin C. Robison	Director	April 2, 2007

/s/ John F. Ruffle John F. Ruffle	Director	April 2, 2007

/s/ Stanley S. Trotman, Jr. Stanley S. Trotman, Jr.	Director	April 2, 2007

/s/ Craig K. Tagawa Craig K. Tagawa	Chief Operating Officer and Chief Financial Officer (Principal Accounting Officer)	April 2, 2007

AMERICAN SHARED HOSPITAL SERVICES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
and
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 and 2004

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
American Shared Hospital Services
We have audited the accompanying consolidated balance sheets of American Shared Hospital Services as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Shared Hospital Services at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based payment agreements to conform to Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.
/S/ MOSS ADAMS LLP
San Francisco, California
March 30, 2007

American Shared Hospital Services
Consolidated Balance Sheets

	DECEMBER 31,
	2006	2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,952,000	$1,298,000
Securities	1,574,000	4,537,000
Restricted cash	50,000	50,000
Trade accounts receivable, net of allowance for doubtful accounts of $170,000 in 2006 and 2005	4,248,000	3,832,000
Other receivables	102,000	187,000
Prepaid expenses and other current assets	598,000	464,000
Current deferred tax assets	601,000	341,000

Total current assets	11,125,000	10,709,000

PROPERTY AND EQUIPMENT, net	34,166,000	34,990,000

SECURITIES	3,380,000	2,797,000
INVESTMENT IN PREFERRED STOCK	2,000,000	—
OTHER ASSETS	234,000	172,000

	$50,905,000	$48,668,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$340,000	$555,000
Accrued interest and other liabilities	1,095,000	996,000
Employee compensation and benefits	116,000	120,000
Accrued dividends	239,000	238,000
Advances on line of credit	4,000,000	—
Current portion of long-term debt	4,867,000	5,631,000
Current portion of capital leases	1,009,000	746,000

Total current liabilities	11,666,000	8,286,000

LONG-TERM DEBT, less current portion	11,378,000	15,253,000
LONG-TERM CAPITAL LEASES, less current portion	3,811,000	3,452,000
DEFERRED INCOME TAXES	1,996,000	828,000
MINORITY INTEREST	3,045,000	2,529,000

SHAREHOLDERS’ EQUITY
Common stock, no par value
Authorized — 10,000,000 shares; Issued and outstanding shares — 5,023,000 in 2006 and 5,019,000 in 2005	9,317,000	9,306,000
Additional paid-in capital	4,251,000	4,274,000
Retained earnings	5,441,000	4,740,000

Total shareholders’ equity	19,009,000	18,320,000

	$50,905,000	$48,668,000

See accompanying notes

American Shared Hospital Services
Consolidated Statements of Income

	YEARS ENDED DECEMBER 31,
	2006	2005	2004
REVENUE:
Medical services	$20,385,000	$18,231,000	$16,389,000

COSTS AND EXPENSES:
Costs of revenue:
Maintenance and supplies	1,295,000	1,035,000	885,000
Depreciation and amortization	5,865,000	5,395,000	4,802,000
Other direct operating costs	3,205,000	2,642,000	2,200,000

	10,365,000	9,072,000	7,887,000

Gross margin	10,020,000	9,159,000	8,502,000

Selling and administrative expense	3,995,000	3,613,000	2,963,000
Interest expense	2,161,000	2,075,000	2,261,000

Operating income	3,864,000	3,471,000	3,278,000

Interest and other income	308,000	202,000	102,000
Minority interest expense	(1,314,000)	(1,126,000)	(983,000)

Income before income taxes	2,858,000	2,547,000	2,397,000
Income tax expense	(1,202,000)	(780,000)	(412,000)

NET INCOME	$1,656,000	$1,767,000	$1,985,000

Earnings per common share — basic	$0.33	$0.36	$0.46

Earnings per common share — diluted	$0.33	$0.35	$0.39

See accompanying notes

American Shared Hospital Services
Consolidated Statement of Shareholders’ Equity

	THREE YEARS ENDED DECEMBER 31, 2006
	Common	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balances at January 1, 2004	3,918,000	$9,198,000	$3,461,000	$2,670,000	$15,329,000

Options exercised	858,000	40,000	994,000	—	1,034,000

Repurchase of stock options	—	—	(45,000)	—	(45,000)

Dividends	—	—	—	(757,000)	(757,000)

Net income	—	—	—	1,985,000	1,985,000

Balances at December 31, 2004	4,776,000	9,238,000	4,410,000	3,898,000	17,546,000

Options exercised	357,000	157,000	445,000	—	602,000

Repurchase of stock options	(114,000)	(89,000)	(581,000)	—	(670,000)

Dividends	—	—	—	(925,000)	(925,000)

Net income	—	—	—	1,767,000	1,767,000

Balances at December 31, 2005	5,019,000	9,306,000	4,274,000	4,740,000	18,320,000

Options exercised	5,000	11,000	—	—	11,000

Common stock withheld on option exercises	(1,000)	—	(6,000)	—	(6,000)

Stock-based compensation expense	—	—	39,000	—	39,000

Excess tax benefit from share-based payment arrangements	—	—	(56,000)	—	(56,000)

Dividends	—	—	—	(955,000)	(955,000)

Net income	—	—	—	1,656,000	1,656,000

Balances at December 31, 2006	5,023,000	$9,317,000	$4,251,000	$5,441,000	$19,009,000

See accompanying notes

American Shared Hospital Services
Consolidated Statements of Cash Flows

	YEARS ENDED DECEMBER 31,
	2006	2005	2004
OPERATING ACTIVITIES
Net income	$1,656,000	$1,767,000	$1,985,000
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	5,963,000	5,502,000	4,892,000
Loss on disposal of assets	3,000	—	—
Deferred income tax	852,000	121,000	264,000
Stock-based compensation expense	39,000	—	—
Minority interest in consolidated subsidiaries	1,314,000	1,126,000	983,000
Changes in operating assets and liabilities:
Receivables	(331,000)	(1,069,000)	(483,000)
Prepaid expenses and other assets	(212,000)	95,000	(137,000)
Accounts payable and accrued liabilities	(120,000)	938,000	104,000

Net cash from operating activities	9,164,000	8,480,000	7,608,000

INVESTING ACTIVITIES
Payment for purchase of property and equipment	(5,146,000)	(6,195,000)	(6,308,000)
Proceeds from sales and maturities of marketable securities	7,728,000	957,000	—
Investment in marketable securities	(7,348,000)	(7,334,000)	(957,000)
Proceeds from sale of assets	20,000	—	—

Net cash from investing activities	(4,746,000)	(12,572,000)	(7,265,000)

American Shared Hospital Services
Consolidated Statements of Cash Flows

	YEARS ENDED DECEMBER 31,
	2006	2005	2004
FINANCING ACTIVITIES
Principal payments on long-term debt	(5,631,000)	(7,122,000)	(7,371,000)
Principal payments on capital leases	(918,000)	(297,000)	—
Long term debt financing on purchase of property and equipment	992,000	5,275,000	5,940,000
Capital lease financing	1,540,000	1,740,000	—
Advances on line of credit	4,000,000	—	—
Payment of dividends	(954,000)	(902,000)	(699,000)
Distributions to minority owners	(798,000)	(912,000)	(399,000)
Proceeds from exercise of stock options	5,000	157,000	40,000
Repurchase of stock options	—	(670,000)	(45,000)

Net cash from financing activities	(1,764,000)	(2,731,000)	(2,534,000)

Net increase (decrease) in cash and cash equivalents	2,654,000	(6,823,000)	(2,191,000)

CASH AND CASH EQUIVALENTS, beginning of year	1,298,000	8,121,000	10,312,000

CASH AND CASH EQUIVALENTS, end of year	$3,952,000	$1,298,000	$8,121,000

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$2,161,000	$2,075,000	$2,500,000
Income taxes paid	$350,000	$229,000	$129,000

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued dividends	$239,000	$238,000	$215,000
Income tax benefit from stock option exercise recorded to Additional paid-in capital	$(56,000)	$445,000	$994,000

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 1 — Business and Basis of Presentation
Business — American Shared Hospital Services (the “Company”), a California corporation, provides Leksell Gamma Knife® (“Gamma Knife”) units to twenty-one medical centers in Arkansas, California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Mississippi, Nevada, New Jersey, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas and Wisconsin.
The Company (through American Shared Radiosurgery Services (“ASRS”)) and Elekta AB, the manufacturer of the Gamma Knife (through its wholly owned United States subsidiary GKV Investments, Inc. (“GKV”)), entered into an operating agreement and formed GK Financing, LLC (“GKF”). GKF is a non-exclusive provider of alternative financing services for Eletka Gamma Knife units in the United States and Brazil.
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
Note 2 — Accounting Policies
Use of estimates in the preparation of financial statements — In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and cash equivalents — The Company considers all liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Restricted cash is not considered a cash equivalent for purposes of the consolidated statements of cash flows.
Securities — The Company invests excess cash in short to long term fixed income marketable securities. It is the Company’s intent and ability to hold these securities until maturity and they are therefore regarded as held-to-maturity investments. As of December 31, 2006, the cost of

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 2 — Accounting Policies (Continued)
these securities approximated fair market value, and they ranged in maturity up to approximately eighteen months. The value of those securities with maturity dates greater than one year are considered long-term securities and are classified accordingly on the balance sheet.
Restricted cash — Restricted cash represents the minimum cash that, by agreement, must be maintained in GKF to fund operations.
Business and credit risk — The Company maintains its cash balances, which exceed federally insured limits, in financial institutions. Additionally the Company’s securities are invested in short to long term fixed income securities that are not insured. The Company has not experienced any losses and believes it is not exposed to any significant credit risk on cash, cash equivalents and securities.
All of the Company’s revenue is provided by twenty-one customers. These customers constitute accounts receivable at December 31, 2006. The Company performs credit evaluations of its customers and generally does not require collateral. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in any particular geographic area.
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
Property and equipment — Property and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, which for medical and office equipment is generally 3 — 15 years. The Company capitalized interest of $53,000 and $17,000 in 2006 and 2005, respectively, as costs of medical equipment.
The Company leases Gamma Knife equipment to its customers under arrangements accounted for as operating leases. At December 31, 2006, the Company held equipment under operating lease contracts with customers with an original cost of $57,628,000 and accumulated depreciation of $29,493,000. At December 31, 2005, the Company held equipment under operating lease contracts with customers with an original cost of $55,348,000 and accumulated depreciation of $24,074,000.

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 2 — Accounting Policies (Continued)
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
Earnings per share — Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the year. Diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of options or warrants. The following table illustrates the computations of basic and diluted earnings per share for the years ended December 31, 2006, 2005 and 2004.

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 2 — Accounting Policies (Continued)

	2006	2005	2004
Numerator for basic and diluted earnings per share	$1,656,000	$1,767,000	$1,985,000

Denominator:
Denominator for basic earnings per share – weighted-average shares	5,022,000	4,931,000	4,351,000
Effect of dilutive securities
Employee stock options	28,000	160,000	750,000

Denominator for diluted earnings per share – adjusted weighted- average shares	5,050,000	5,091,000	5,101,000

Earning per share — basic	$0.33	$0.36	$0.46

Earning per share — diluted	$0.33	$0.35	$0.39

In 2006 options outstanding to purchase 6,500 shares of common stock at an exercise price of $6.45 per share were not included in the calculation of diluted earnings per share as the exercise price of the options was greater than the average market price of common stock during the year.
In 2005, options outstanding to purchase 76,000 shares of common stock at an exercise price of $6.16 — $6.45 per share were not included in the calculation of diluted earnings per share as the exercise price of the options was greater than the average market price of common stock during the year.
Stock-based compensation — On June 28, 2006, the Company’s shareholders approved the 2006 Stock Incentive Plan (the “2006 Plan”) under which 750,000 shares of the Company’s common stock are reserved for issuance of shares to officers of the Company, other key employees, non-employee directors, and advisors. The 2006 Plan serves as successor to the Company’s previous two stock-based employee compensation plans, the 1995 and 2001 Stock Option Plans. The share reserve under those two plans, including the shares of common stock subject to currently outstanding options under the plans, were transferred to the 2006 Plan, and no further grants or share issuances will be made under the 1995 Plan or 2001 Plans. Under the 2006 Plan, there are 2,000 restricted stock units granted, consisting of annual automatic grants to non-employee directors, and approximately 149,000 options granted, of which approximately 76,000 options are vested, as of December 31, 2006.

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 2 — Accounting Policies (Continued)
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
On January 1, 2006, in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payments (“SFAS123(R)”), the Company began expensing the fair value of its stock options issued, using the modified prospective format. The Company’s stock-based awards to employees are calculated using the Black-Scholes valuation model. The Company’s stock-based awards have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the present value estimates. The fair value of the Company’s option grants issued during third quarter 2006 were estimated using weighted-average assumptions for expected life, volatility, dividend yield, forfeiture rate, and risk-free interest rate which are specific to each award as summarized in the table in Note 8. The estimated fair value of the Company’s options is amortized over the period during which the optionee is required to provide service in exchange for the award, usually the vesting period. Accordingly, stock-based compensation cost before income tax effect in the amount of approximately $39,000 is reflected in 2006 net income.
SFAS123(R) requires that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. There were approximately 17,000 options issued during 2006.
Pro forma information regarding net income and earnings per share was required by SFAS 123 for awards granted after December 31, 1995 through December 31, 2005, as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value of the Company’s stock-based awards to employees was estimated using a Black-Scholes option pricing model.
The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS123(R) to stock-based employee compensation in 2005 and 2004. For pro forma purposes, the estimated fair value of the Company’s options is amortized over the options’ vesting period, which is generally from one to five years.

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 2 — Accounting Policies (Continued)

	YEARS ENDED DECEMBER 31,
	2006	2005	2004
Net income, as reported	$1,656,000	$1,767,000	$1,985,000
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards (Note 8), net of related tax effects	—	(36,000)	(9,000)

Proforma net income	$1,656,000	$1,731,000	$1,976,000

Earnings per share:
Basic — as reported	$0.33	$0.36	$0.46
Basic — pro forma	$0.33	$0.35	$0.45
Diluted — as reported	$0.33	$0.35	$0.39
Diluted — pro forma	$0.33	$0.34	$0.39
Fair value of financial instruments — The carrying amounts of financial instruments, including cash and cash equivalents, securities, restricted cash, accounts receivable, accounts payable, and other accrued liabilities approximated their fair value as of December 31, 2006 and 2005 because of the relatively short maturity of these instruments. The fair value of the Company’s various debt obligations, discounted at currently available interest rates was approximately $21,038,000 and $25,088,000 at December 31, 2006 and 2005, respectively.
Business segment information - The Company, which engages in the business of leasing equipment to health care providers, has one reportable segment, the Gamma Knife that non-invasively treats malignant and benign brain tumors, vascular malformations and trigeminal neuralgia.
Recent accounting pronouncements — In December 2003, the FASB issued FIN 46(R): Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, which replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities (VIE). This Interpretation addresses consolidation by business enterprises of Variable Interest Entities. It defines a VIE as a corporation, partnership, trust, or any other legal structure used for the business purpose that either: a) the equity investment is not sufficient to allow the entity to finance its activities without additional financial support, b) the equity investors lack one or more of the following: 1. the ability to make decisions; 2. the obligation to absorb expected losses of the entity; or 3. the right to receive any returns of the entity, and, c) the equity investors have voting rights disproportionate to their economic interest, and the activities of the entity are

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 2 — Accounting Policies (Continued)
conducted on behalf of an investor with a disproportionately small voting interest. This interpretation requires that existing unconsolidated VIE’s be consolidated by their primary beneficiaries. The Company does not have any VIE entities and accordingly the implementation of the Interpretation did not result in an impact on its financial statements.
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) — an interpretation of FASB Statement No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and, as such, the Company must adopt FIN 48 at January 1, 2007. The Company is currently evaluating the impact of adopting FIN 48 with respect to its net operating losses which total $9,498,000 at December 31, 2006, of which the tax effect was $3,289,000. The potential impact of adopting FIN 48 has not yet been determined by the Company. The impact, if any, would affect deferred tax assets and additional paid in capital.
Note 3 — Property and Equipment
Property and equipment consists of the following:

	DECEMBER 31,
	2006	2005
Medical equipment and facilities	$61,828,000	$59,147,000
Office equipment	515,000	549,000

Deposits and construction in progress	3,137,000	703,000

	65,480,000	60,399,000
Accumulated depreciation	(31,314,000)	(25,409,000)

Net property and equipment	$34,166,000	$34,990,000

As of December 31, 2006, the Company has equipment that is secured under capitalized leases with a total cost of approximately $10,085,000, which is included in Medical equipment and facilities, and associated accumulated depreciation totaling approximately $4,928,000.

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 4 — Long-Term Debt
Long-term debt consists primarily of 16 notes with financing companies, related to Gamma Knife and radiation therapy equipment construction and installation, totaling $16,245,000. These notes accrue interest at fixed annual rates between 7.79% and 10.95%, are payable in 60 to 84 monthly installments, mature between March 2006 and April 2012, and are collateralized by the respective Gamma Knife units and radiation therapy equipment. As of December 31, 2006 and December 31, 2005 the Company was in compliance with all debt covenants required under notes with its lenders. The following are contractual maturities of long-term debt by year at December 31, 2006:

Year ending December 31,
2007	$4,867,000
2008	4,851,000
2009	3,893,000
2010	1,990,000
2011	477,000
Thereafter	167,000

$16,245,000

Note 5 — Obligations Under Capital Leases
The Company has four capital lease obligations with three financing companies, collateralized by Gamma Knife equipment having an aggregate net book value of approximately $5,157,000 at December 31, 2006. These obligations have stated interest rates ranging between 7.74% and 8.04%, are payable in 42 to 84 monthly installments, and mature between June 2009 and September 2012.
Future minimum lease payments, together with the present value of the net minimum lease payments under capital leases at December 31, 2006, are summarized as follows:

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 5 — Obligations Under Capital Leases (continued)

Net Present Value
of Minimum
Year ending December 31,	Lease Payments
2007	$1,355,000
2008	1,355,000
2009	1,067,000
2010	862,000
2011	862,000
Thereafter	289,000

Total capital lease payments	5,790,000
Less imputed interest	970,000

4,820,000
Less current portion	1,009,000

$3,811,000

Note 6 — Income Taxes
Significant components of the Company’s deferred tax liabilities and assets as of December 31 are as follows:

	DECEMBER 31,
	2006	2005
Deferred tax liabilities:
Fixed assets	(5,658,000)	(5,641,000)

Total deferred tax liabilities	$(5,658,000)	$(5,641,000)

Deferred tax assets:
Net operating loss carryforwards	3,289,000	4,307,000
Accrued reserves	323,000	276,000
Other – net	651,000	571,000

Total deferred tax assets	4,263,000	5,154,000

Net deferred tax liabilities	$(1,395,000)	$(487,000)

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 6 — Income Taxes (Continued)
These amounts are presented in the financial statements as follows:

	DECEMBER 31,
	2006	2005
Current deferred tax assets	$601,000	$341,000
Deferred income taxes (non-current)	(1,996,000)	(828,000)

	$(1,395,000)	$(487,000)

The 2005 tax provision reflects the deduction for tax purposes of non-qualified stock options exercised by the Company’s Chairman and Chief Executive Officer. The benefit of the tax deduction in 2005 is reflected as a direct increase to equity and an increase in the deferred tax asset of $616,000, which is described more fully in Note 8.
The components of the provision for income taxes consist of the following:

	YEARS ENDED DECEMBER 31,
	2006	2005	2004
Current:
Federal	$(8,000)	$449,000	$—
State	357,000	210,000	47,000

Total current	349,000	659,000	47,000

Deferred:
Federal	810,000	(74,000)	296,000
State	43,000	195,000	69,000

Total deferred	853,000	121,000	365,000

	$1,202,000	$780,000	$412,000

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 6 — Income Taxes (Continued)
The provision for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (34% in 2006, 2005 and 2004) to income before taxes as follows:

	YEARS ENDED DECEMBER 31,
	2006	2005	2004
Computed expected tax	$972,000	$866,000	$815,000

State income taxes, net of federal benefit	400,000	167,000	144,000
Stock options	—	(193,000)	(547,000)
Other	(170,000)	(60,000)	—

	$1,202,000	$780,000	$412,000

At December 31, 2006, the Company had net operating loss carryforwards for federal income tax return purposes of approximately $9,498,000 which expire between 2012 and 2024, and net operating loss carryforwards for California franchise/income tax return purposes of approximately $1,026,000 which expire between 2011 and 2014. For state purposes, a substantial part of net operating loss carryforwards are subject to separate return limitations. The Company’s ability to utilize its net operating loss carryforwards and other deferred tax assets may be limited in the event of a 50% or more ownership change within any three-year period.
Note 7 — Minority Interest
The Minority interest liability reflects the 19% interest by the minority partner in the Company’s GK Financing, LLC subsidiary. The balance increases (decreases) by the minority partner’s share of the earnings (losses) in GK Financing, LLC, and is reduced by any cash distributions made to the minority partner, per the following table:

	YEARS ENDED DECEMBER 31,
	2006	2005	2004
Beginning balance	$2,529,000	$2,315,000	$1,731,000
Minority interest in GKF net income	1,314,000	1,126,000	983,000
Less: cash distributions	(798,000)	(912,000)	(399,000)

Minority interest	$3,045,000	$2,529,000	$2,315,000

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 8 — Shareholders’ Equity
2006 Stock Incentive Plan
The Company’s 2006 Stock Incentive Plan (the “2006 Plan”), provides for nonqualified stock options, qualified or “incentive stock options” and stock grants. Under the 2006 Plan, 750,000 common shares are reserved for awards to employees, non-employee members of the board of directors, and consultants and advisors to the Company. The Company had two previous stock option plans under which active options had been granted, the 1995 Stock Option Plan and the 2001 Stock Option Plan. Shares reserved under these two plans were transferred to the 2006 Plan upon its approval by the shareholders in June 2006, and those two plans are no longer active. Provisions of the 2006 Plan include an automatic annual grant to each non-employee director of options to purchase up to 2,000 shares on the date of the Company’s Annual Shareholder Meeting, at an exercise price equal to the market price of the Company’s common shares on that date, and an automatic annual grant of 500 restricted stock units of the Company’s common shares. Options and restricted stock units awarded under the automatic annual grant program for non-employee directors vest after one year. Other options may vest fully and immediately, or over periods of time as determined by the Plan Administrator, but no longer than seven years from the grant date. Options currently awarded under the 2006 Plan vest over a period of 5 years.
As of December 31, 2006, 2,000 restricted stock units have been granted and approximately 149,000 stock options are issued and outstanding under the 2006 Plan, of which approximately 133,000 shares were transferred from the previous plans. There have been no restricted stock units awarded outside the automatic grant program for non-employee directors.

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 8 — Shareholders’ Equity (Continued)
Changes in options outstanding under the Stock Option Plans from January 1, 2004 to December 31, 2006 are as follows :

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
Options	of Options	Price	Term (Years)	Value
Balance at January 1, 2004	179,000	$2.16
Granted	26,000	$5.48
Exercised	(15,000)	$2.48
Forfeited	(10,000)	$5.72
Repurchased	(12,000)	$3.49

Balance at December 31, 2004	168,000	$2.27

Granted	83,000	$6.12
Exercised	(93,000)	$1.67
Forfeited	(11,000)	$4.07

Balance at December 31, 2005	147,000	$5.03

Granted	17,000	$6.23
Exercised	(6,000)	$2.00
Forfeited	(9,000)	$5.88

Balance at December 31, 2006	149,000	$5.23	6.85	$780,000

Exercisable at December 31, 2006	76,000	$4.36	5.04	$333,000

The weighted average grant-date fair value of the options granted during the years 2006, 2005 and 2004 was $2.61, $1.52 and $1.88, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $11,000, $154,000 and $36,000, respectively.
Cash received from options exercised under all share-based payment arrangements for the years ended December 31, 2006, 2005 and 2004 was $11,000, $157,000 and $40,000, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $0, $193,000 and $547,000, respectively for the years ended December 31, 2006, 2005 and 2004.

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 8 — Shareholders’ Equity (Continued)
A summary of the status of the Company’s non-vested shares as of December 31, 2006, and changes during the year ended December 31, 2006 is presented below:

		Weighted
		Average
	Number	Grant-Date
Nonvested Shares	of Options	Fair Value
Nonvested at January 1, 2006	87,000	$1.45
Granted	17,000	$2.61
Vested	(22,000)	$1.53
Forfeited	(9,000)	$1.47

Nonvested at December 31, 2006	73,000	$1.80

At December 31, 2006 there was approximately $83,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 Plan. This cost is expected to be recognized over a period of approximately four years.
Shares and Options Issued to Officer
On August 15, 1995, the Company’s Chairman and Chief Executive Officer was granted a ten-year, immediately exercisable option to purchase 1,495,000 common shares for an exercise price of $.01 per share for which the Company recorded compensation expense of $2,414,000. These options were granted to the officer as final consideration for personal guarantees of credit facilities and for continued employment with the Company. All options granted under the plan were exercised prior to the termination of the plan according to its terms on August 15, 2005. The officer exercised 264,000 and 846,000 during 2005 and 2004. The exercise in 2005 resulted in a $445,000 increase in paid in capital and a $616,000 increase in deferred tax assets. The exercise in 2004 resulted in a $994,000 increase to additional paid in capital and a $1,540,000 increase in deferred tax assets.

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 8 — Shareholders’ Equity (Continued)
The following table summarizes information about all options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price
1.688 - 1.688	2,000	0.67	$1.69	2,000	$1.69
3.000 - 4.100	39,000	2.81	3.21	39,000	3.21
4.570 - 5.500	21,000	7.05	5.29	15,000	5.23
6.160 - 6.450	87,000	8.75	6.20	20,000	6.18

$1.688-6.450	149,000	6.85	$5.23	76,000	$4.36

At December 31, 2006 and 2005, 76,000 and 60,000 options, respectively, were vested and exercisable. Automatic option awards issued to non-employee directors vest one year after their issuance. The vesting period for all other options issued under the Company’s plans is determined by the Board of Directors at the time the options are issued. Discretionary options awarded during 2006 and 2005 vest over a five year period.
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
The fair value of the Company’s option grants under the 2006 Plan in 2006 and the 1995 and 2001 Plans in 2005 and 2004 was estimated assuming the following weighted-average assumptions:

	2006	2005	2004
Expected life (years)	10.0	10.0	10.0
Expected forfeiture rate	5.0 - 8.5%	0.0%	0.0%
Expected volatility	25.0 - 72.5%	25.0%	37.0%
Dividend yield	3.0%	3.1%	3.0%
Risk-free interest rate	4.9 - 5.1%	4.3%	4.5%

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 8 — Shareholders’ Equity (Continued)
Repurchase of Common Stock, Common Stock Warrants and Stock Options
In 1999 and 2001, the Board of Directors approved resolutions authorizing the Company to repurchase up to a total of 1,000,000 shares of its own stock on the open market. There have been no shares repurchased on the open market since the year ending December 31, 2001.
During 2006 and 2005, the Company withheld 1,000 shares and 114,000 shares upon the exercise of options respectively by corporate officers, to pay the exercise price of the shares and the withholding taxes associated with the exercises. The value of the exercise price is recorded as a reduction to common stock, and the difference between the exercise price and the market price at the time of exercise is recorded as a reduction to paid-in-capital.
In 2004 the Company repurchased 12,000 options under the 1995 stock option plan from former employees. The repurchase of the options is recorded as a reduction in additional paid-in-capital.
Dividends
In December 2006 the Company declared dividends of $0.0475 per share, payable in January 2007. During 2006, the Company paid quarterly dividends of $0.0475 per share in January, April, July and October. In January, April, July and October of 2005 the Company paid dividends of $0.045, $0.045, $0.0475 and $0.0475 per share respectively. In January, April, July and October of 2004 the Company paid dividends of $0.04, $0.04, $0.0425 and $0.045 per share respectively.
Note 9 — Retirement Plan
The Company has a defined-contribution retirement plan (the “Plan”) that allows for a matching safe harbor contribution. For 2006, the Board of Directors elected to match participant deferred salary contributions up to a maximum of 4% of the participant’s annual compensation. Matching contributions must be invested initially in shares of the Company’s stock. Discretionary profit sharing contributions are allowed under the Plan in years that the Board does not elect a safe harbor match. The Company contributed $42,000 and $33,000 to the Plan for the safe harbor match for each of the years ended December 31, 2005 and December 31, 2004, respectively. The Company has accrued $50,000 for the estimated safe harbor matching contribution for the year ended December 31, 2006.

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 10 — Operating Leases
The Company leases office space and equipment under operating leases expiring at various dates through 2011.
Future minimum payments under noncancelable operating leases having initial terms of more than one year consisted of the following at December 31, 2006:

Year ending December 31,
2007	287,000
2008	287,000
2009	287,000
2010	279,000
2011	116,000

$1,256,000

Payments for repair and maintenance agreements incorporated in operating lease agreements are included in the future minimum operating lease payments shown above.
Rent expense was $360,000, $386,000, and $323,000 for the years ended December 31, 2006, 2005 and 2004, respectively, and includes the above operating leases as well as month-to-month rental and certain executory costs.
The Company subleases a portion of its office space to two third parties for approximately $1,000 per month under month-to-month sublease agreements.
Note 11 — Commitments and Contingencies
The Company has commitments to purchase four Gamma Knife units and other medical equipment for approximately $18,000,000. At December 31, 2006 the Company has made deposits totaling approximately $1,922,000 towards the purchase of this equipment, which is projected to be delivered during 2007. The Company has also purchased for $1,000,000 an option to acquire two Clinatron 250™ PBRT systems from Still River Systems Inc. for anticipated delivery in 2009. The deposits and purchase option are classified as construction in progress.
Note 12 — Major Customers
Revenues from the Company’s Gamma Knife segment were provided by twenty-one customers in 2006, twenty-one customers in 2005, and eighteen customers in 2004. In 2006 one customer accounted for approximately 13% of total revenue. No individual customer exceeded 10% of the Company’s total revenue in 2005 or 2004.

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 13 — Subsequent Events
In January 2007 the Company made a deposit of $310,000 towards the fourth Gamma Knife Perfexion™ unit the Company committed to purchase. As of March 16, 2007 the Company had obtained commitments from customers to place two of the units.
In February 2007, the Company exercised its option to purchase two Clinatron 250 proton beam units, and an additional $500,000 per unit was paid in accordance with this purchase option. The Company obtained interim financing to fund 100% of these deposits plus the $1,000,000 initial deposit. The financing company reimbursed the $1,000,000 the Company had paid in its initial deposits and funded the additional $1,000,000 required to exercise its purchase of the two Clinatron 250 units. The Company used the $1,000,000 received from the finance company to pay down its line of credit.

