Form 10-Q
period 2007-03-31
AMERICAN SHARED HOSPITAL SERVICES
filed 2007-05-15
CIK 744825

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number 1-08789

American Shared Hospital Services
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of Incorporation or organization) Four Embarcadero Center, Suite 3700, San Francisco, California (Address of Principal Executive Offices)	94-2918118 (IRS Employer Identification No.) 94111 (Zip Code)
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
As of May 4, 2007, there are outstanding 5,023,418 shares of the Registrant’s common stock.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	March 31, 2007	Dec. 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$3,221,000	$3,952,000
Restricted cash	50,000	50,000
Securities	1,900,000	1,574,000
Accounts receivable, net of allowance for doubtful accounts of $170,000 in 2007 and $170,000 in 2006	4,232,000	4,248,000
Other receivables	168,000	102,000
Prepaid expenses and other assets	554,000	598,000
Current deferred tax assets	601,000	601,000

Total current assets	10,726,000	11,125,000

Property and equipment:
Medical equipment and facilities	62,742,000	61,828,000
Office equipment	578,000	515,000
Deposits and construction in progress	3,369,000	3,137,000

	66,689,000	65,480,000

Accumulated depreciation and amortization	(32,792,000)	(31,314,000)

Net property and equipment	33,897,000	34,166,000

Securities	3,795,000	3,380,000
Investment in preferred stock	2,000,000	2,000,000
Other assets	233,000	234,000

Total assets	$50,651,000	$50,905,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$357,000	$340,000
Employee compensation and benefits	79,000	116,000
Accrued dividends	239,000	239,000
Other accrued liabilities	1,050,000	1,095,000

Current portion of long-term debt	5,879,000	4,867,000
Current portion of obligations under capital leases	1,029,000	1,009,000
Line of credit advances	3,200,000	4,000,000

Total current liabilities	11,833,000	11,666,000

Long-term debt, less current portion	11,282,000	11,378,000
Long term capital leases, less current portion	3,546,000	3,811,000
Deferred income taxes	1,996,000	1,996,000
Minority interest	2,984,000	3,045,000
Shareholders’ equity:
Common stock, without par value:
authorized shares — 10,000,000; issued and outstanding shares, 5,023,000 in 2007 and 5,023,000 in 2006	9,317,000	9,317,000
Additional paid-in capital	4,264,000	4,251,000
Retained earnings	5,429,000	5,441,000

Total shareholders’ equity	19,010,000	19,009,000

Total liabilities and shareholders’ equity	$50,651,000	$50,905,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months ended March 31,
	2007	2006

Medical services revenue	$4,749,000	$5,045,000

Costs of revenue:
Maintenance and supplies	346,000	336,000
Depreciation and amortization	1,453,000	1,462,000
Other direct operating costs	720,000	824,000

	2,519,000	2,622,000

Gross Margin	2,230,000	2,423,000

Selling and administrative expense	1,161,000	914,000
Interest expense	467,000	563,000

Operating income	602,000	946,000

Interest and other income	118,000	90,000
Minority interest expense	(300,000)	(316,000)

Income before income taxes	420,000	720,000
Income tax expense	195,000	284,000

Net income	$225,000	$436,000

Net income per share:
Earnings per common share — basic	$0.04	$0.09

Earnings per common share — assuming dilution	$0.04	$0.09

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months ended March 31,
	2007	2006
Operating activities:
Net income	$225,000	$436,000

Adjustments to reconcile net income to net cash from operating activities

Depreciation and amortization	1,484,000	1,492,000

Deferred income tax	(6,000)	283,000

Minority interest in consolidated subsidiaries	300,000	316,000

Stock based compensation expense	15,000	8,000

Changes in operating assets and liabilities:

Receivables	(50,000)	(284,000)

Prepaid expenses and other assets	39,000	8,000

Accounts payable and accrued liabilities	(59,000)	(26,000)

Net cash from operating activities	1,948,000	2,233,000

Investing activities:
Payment for purchase of property and equipment	(1,209,000)	(1,830,000)

Proceeds from sales and maturities of marketable securities	753,000	577,000

Investment in marketable securities	(1,494,000)	(507,000)

Net cash from investing activities	(1,950,000)	(1,760,000)

Financing activities:
Payment of dividends	(239,000)	(238,000)

Distribution to minority owners	(361,000)	(247,000)

Long term debt financing on purchase of property and equipment	2,110,000	—

Capital lease financing on purchase of property and equipment	—	1,540,000

Payments on line of credit	(800,000)	—

Principal payments on capital leases	(245,000)	(211,000)

Principal payments on long-term debt	(1,194,000)	(1,449,000)

Net cash from financing activities	(729,000)	(605,000)

Net change in cash and cash equivalents	(731,000)	(132,000)

Cash and cash equivalents at beginning of period	3,952,000	1,298,000

Cash and cash equivalents at end of period	$3,221,000	$1,166,000

Supplemental cash flow disclosure:
Cash paid during the period for:

Interest	$503,000	$563,000

Income taxes	$210,000	$127,000

Schedule of non-cash investing and financing activities
Accrued dividends	$239,000	$238,000
See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly American Shared Hospital Services’ consolidated financial position as of March 31, 2007 and the results of its operations for the three month periods ended March 31, 2007 and 2006, which results are not necessarily indicative of results on an annualized basis. Consolidated balance sheet amounts as of December 31, 2006 have been derived from audited financial statements.
     These unaudited consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006 included in the Company’s 10-K filed with the Securities and Exchange Commission.
     These financial statements include the accounts of American Shared Hospital Services (the “Company”) and its wholly-owned subsidiaries: OR21, Inc. (“OR21”); MedLeader.com, Inc. (“MedLeader”); American Shared Radiosurgery Services (“ASRS”); and ASRS majority-owned subsidiary, GK Financing, LLC (“GK Financing”).
     The Company through its majority-owned subsidiary, GK Financing, provided Gamma Knife units to twenty-one medical centers as of March 31, 2007 in Arkansas, California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Mississippi, Nevada, New Jersey, New Mexico, New York, Tennessee, Oklahoma, Ohio, Pennsylvania, Texas and Wisconsin.
     All significant intercompany accounts and transactions have been eliminated in consolidation.
Note 2. Per Share Amounts
     Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding. For the three months ended March 31, 2007 basic earnings per share was computed using 5,023,000 common shares and diluted earnings per share was computed using 5,049,000 common shares and equivalents. For the three months ended March 31, 2006 basic earnings per share was computed using 5,019,000 common shares and diluted earnings per share was computed using 5,048,000 common shares and equivalents.
Note 3. Stock-based Compensation
     On June 28, 2006, the Company’s shareholders approved the 2006 Stock Incentive Plan (the “2006 Plan”) under which 750,000 shares of the Company’s common stock are reserved for issuance of shares to officers of the Company, other key employees, non-employee directors, and advisors. The 2006 Plan serves as successor to the Company’s previous two stock-based employee compensation plans, the 1995 and 2001 Stock Option Plans. The share reserve under those two plans, including the shares of common stock subject to currently outstanding options under the plans, were transferred to the 2006 Plan, and no further grants or share issuances will be made under the 1995 Plan or 2001 Plans. Under the 2006 Plan, there are 2,000 restricted stock units granted, consisting of annual automatic grants to non-employee directors, and approximately 199,000 options granted, of which approximately 93,000 options are vested, as of March 31, 2007.
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
     Beginning in 2006, in accordance with FASB Statement No. 123R, Accounting for Stock-Based Compensation, the Company began expensing the fair value of its stock options issued, using the modified prospective format. The Company’s stock-based awards to employees are calculated using the Black-Scholes valuation model. The Company’s stock-based awards have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the present value estimates. The estimated fair value of the Company’s options is amortized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Accordingly, stock-based compensation expense before income tax effect in the amount of approximately $15,000 is reflected in first quarter 2007 net income, compared to approximately $8,000 in first quarter 2006.
Note 4. Accounting for Uncertainty in Income Taxes
     Effective January 1, 2007, the Company adopted Financial Accounting Standards Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.
     The cumulative effect of adopting FIN 48 is recognized as a change in accounting principle, and any adjustment required as the result of adoption would be recorded as an adjustment to the opening balance of retained earnings on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior periods, and no corresponding change in retained earnings.
     Additionally, FIN 48 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. The Company made no reclassifications between current taxes payable and long term taxes payable upon adoption of

FIN 48. Also, the Company had no amounts of unrecognized tax benefits that, if recognized, would affect its effective income tax rate for January 1, 2007 and March 31, 2007.
     The Company’s policy for deducting interest and penalties is to treat interest as interest expense and penalties as taxes. As of March 31, 2007 the Company had no amount accrued for the payment of interest and penalties related to unrecognized tax benefits and no amounts as of the adoption date of FIN 48.
     The tax return years 2002 through 2006 remain open to examination by the major domestic taxing jurisdictions to which the Company is subject. Net operating losses generated on a tax return basis by the Company in 1995 through 1997 and 1999 through 2004 remain open to examination by the major domestic taxing jurisdictions.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This quarterly report to the Securities and Exchange Commission may be deemed to contain certain forward-looking statements with respect to the financial condition, results of operations and future plans of American Shared Hospital Services, which involve risks and uncertainties including, but not limited to, the risks of the Gamma Knife business, the risks of developing the Company’s IMRT and The Operating Room for the 21st Century® programs, and the risks of investing in a development-stage company, Still River Systems, Inc. (“Still River”), without a proven product. Further information on potential factors that could affect the financial condition, results of operations and future plans of American Shared Hospital Services is included in the filings of the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 14, 2007.
     Medical services revenue decreased $296,000 to $4,749,000 for the three month period ended March 31, 2007 from $5,045,000 for the three month period ended March 31, 2006. The decrease is partially due to one site that was out of service for approximately 5 weeks due to a cobalt reload, staffing issues at another site, and generally lower revenue generated by some of the Company’s other sites in first quarter 2007 compared to first quarter 2006.
     The Company had twenty-one Gamma Knife units in operation at both March 31, 2007 and March 31, 2006. Currently sixteen of the Company’s customers are under fee-per-use contracts, and five customers are under retail arrangements. Retail arrangements are further classified as either turn-key or net revenue sharing. Revenue from fee per use contracts is recorded on a gross basis as determined by each hospital’s contracted rate. Under turn-key arrangements, the Company receives payment from the hospital in the amount of its reimbursement from third party payors, and is responsible for paying all the operating costs of the Gamma Knife. Revenue is recorded on a gross basis and estimated based on historical experience and hospital contracts with third party payors. For net revenue sharing arrangements the Company receives a contracted percentage of the reimbursement received by the hospital less the operating expenses of the Gamma Knife. Revenue is recorded on a net basis and estimated based on historical experience.

     The Company has a contract to provide IGRT and related equipment services to an existing Gamma Knife customer under a revenue sharing agreement, which is expected to begin operation in late 2007. One of the Company’s existing Gamma Knife contracts is scheduled to terminate in fall 2007 at the end of its term, and another contract is scheduled to terminate in early 2008 at the end of its term.
     The number of Gamma Knife procedures decreased by 62 to 607 in first quarter 2007 from 669 in the same quarter in the prior year. This decrease was partially due to a cobalt reload at one of the Company’s sites, which caused it to be out of service for approximately five weeks, staffing issues at another site, and generally lower volume at some of the Company’s other sites.
     Total costs of revenue decreased $103,000 to $2,519,000 for the three month period ended March 31, 2007 from $2,622,000 for the three month period ended March 31, 2006. Maintenance and supplies increased by $10,000 for the three month period ended March 31, 2007 compared to the same period in the prior year, due to an increase in Gamma Knife contract maintenance costs, partially offset by lower costs for repairs not covered under maintenance contracts. Depreciation and amortization decreased by $9,000 for the three month period ended March 31, 2006 compared to the same period in the prior year primarily because depreciation was stopped for one month for a cobalt reload at one of the Gamma Knife sites. Other direct operating costs decreased $104,000 for the three month period ended March 31, 2007 compared to the same period in the prior year primarily due to lower site specific marketing related costs.
     Selling and administrative costs increased by $247,000 to $1,161,000 for the three month period ended March 31, 2007 from $914,000 for the three month period ended March 31, 2006. This increase was primarily due to increased payroll related costs, consulting services and other business development costs, primarily related to the proton beam business.
     Interest expense decreased by $96,000 to $467,000 for the three month period ended March 31, 2007 from $563,000 for the three month period ended March 31, 2006 primarily due to the completion of debt service for three term loans during 2006 and lower interest expense on the debt relating to the more mature Gamma Knife units. The mature units have lower interest expense because interest expense decreases as the outstanding principal balance of each loan is reduced. The reduction in interest on these term loans was partially offset by increased interest expense from borrowing under the Company’s line of credit with a bank.
     Interest and other income increased by $28,000 to $118,000 for the three month period ended March 31, 2007 from $90,000 for the three month period ended March 31, 2006 due to increased interest income as a result of higher interest rates on invested cash balances.
     Minority interest decreased by $16,000 to $300,000 for the three month period ended March 31, 2007 from $316,000 for the three month period ended March 31, 2006 due to decreased profitability of GK Financing. Minority interest represents the 19% interest of GK Financing owned by a third party.

     Income tax expense decreased by $89,000 to $195,000 in the first quarter 2007 compared to $284,000 in the first quarter 2006. The Company recorded a 46% income tax provision in first quarter 2007 compared to a 39% income tax provision in first quarter 2006, primarily due to increased income at the subsidiary level in certain states where there are separate state income tax filing requirements. However, income tax expense is lower because income before income taxes is $300,000 less than in first quarter 2006.
     The Company had net income of $225,000 ($0.04 per diluted share) for the three month period ended March 31, 2007 compared to net income of $436,000 ($0.09 per diluted share) in the same period in the prior year. The decrease was primarily due to lower revenue from Gamma Knife units and increased selling and administrative costs.
Liquidity and Capital Resources
     The Company had cash and cash equivalents of $3,221,000 at March 31, 2007 compared to $3,952,000 at December 31, 2006. The Company’s cash position decreased by $731,000 primarily due to net investment in securities of $741,000, purchase of property and equipment of $1,209,000, principal payments on long-term debt and capital leases of $1,439,000, payment on the Company’s line of credit with a bank of $800,000, payments to the minority partner of $361,000 and payment of dividends of $239,000. This was partially offset by net cash from operating activities of $1,948,000 and long-term debt financing on the purchase of equipment of $2,110,000.
     During first quarter 2007, the Company paid quarterly dividends of $239,000, or $0.0475 per share, that had been declared in fourth quarter 2006. On March 14, 2007 the Company’s Board of Directors declared a quarterly dividend of $0.0475 per share to shareholders of record on April 2, 2007, which resulted in a reduction in retained earnings of $239,000 in first quarter 2007. The dividends were paid to shareholders on April 16, 2007.
     The Company as of March 31, 2007 had shareholders’ equity of $19,010,000, negative working capital of $1,107,000 and total assets of $50,651,000.
     The Company has scheduled interest and principal payments under its debt obligations of approximately $5,732,000 and scheduled capital lease payments of approximately $1,355,000 during the next 12 months. The Company believes that its cash flow from operations and cash resources are adequate to meet its scheduled debt and capital lease obligations during the next 12 months.
     The Company has a $6,000,000 line of credit, renewable annually, available as needed for equipment purchases and working capital. Amounts drawn against the line of credit are secured by the Company’s cash invested with the bank. At March 31, 2007 there was $3,200,000 drawn against the line of credit.
     The Company invests its cash primarily in money market or similar funds and high quality short to long-term fixed income securities in order to maximize current income while minimizing the potential for principal erosion. A portion of these investments are classified as securities on the balance sheet and are considered held-to-maturity investments because it is the company’s ability and intent to hold these securities until maturity. Securities with maturity dates between three and twelve months in the amount of $1,900,000 are classified as current assets. Securities in the amount of $3,795,000 have maturities in excess of one year and are classified as long-term.
     The Company’s $2,000,000 convertible preferred stock investment in Still River Systems, Inc. (“Still River”) is considered a long-term investment on the balance sheet and is recorded at cost. The Company has also made deposits of $1,000,000 per machine towards the purchase of two Still River Clinatron 250 systems, which are classified under Deposits and construction in progress. The Company used its line of credit to fund the investment and initial deposit. During first quarter 2007 interim financing was obtained from a lender for the total amount of the deposits paid to date. The Company has a commitment to pay additional deposits of $2,000,000 per machine until FDA approval, is received, the remaining balance towards the purchase of the equipment is committed. It is anticipated that similar interim financing will be available on the future deposits.
     The Company also made deposits totaling $930,000 in fourth quarter 2006 and $310,000 in first quarter 2007 towards the purchase of four Gamma Knife Perfexion™ units. Financing has been obtained on two of the units where the Company has obtained placement commitments from customers. A lender has provided a commitment to provide funding on the remaining two units, once customer contracts to place the units have been obtained.
     Including the commitments for the two Clinatron 250 systems and the 4 Perfexion™ units, the Company has total remaining commitments to purchase equipment in the amount of approximately $35,000,000. The Company believes it has the ability, and it is its intent, to finance these purchase commitments as needed.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage or prepayment features. The Company does not have affiliation with partnerships, trust or other entities whose purpose is to facilitate off-balance sheet financial transactions or similar arrangements, and therefore has no exposure to the financing, liquidity, market or credit risks associated with such entities. At March 31, 2007 the Company had no significant long-term, market-sensitive investments.
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
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
None.

Item 1A.	Risk Factors
There are no changes from those listed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Submission of Matters to a Vote of Securities Holders.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits and Reports on Form 8-K.
(a)	Exhibits
The following exhibits are filed herewith:

Exhibit Number	Description
10.53	Addendum Two to Lease Agreement for a Gamma Knife Unit effective as of January 17, 2007 between GK Financing, LLC and Sunrise Hospital Medical Center, LLC, d/b/a as Sunrise Hospital Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended.

Exhibit Number	Description
Omitted information has been replaced with asterisks).

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K

The following report on Form 8-K was filed during the three months ended March 31, 2007:
Form 8-K dated and filed March 6, 2007 relating to a press release announcing the Company’s preliminary financial results for its fourth quarter and fiscal year ended 2006.
The following report on Form 8-K was filed after March 31, 2007:
Form 8-K dated and filed May 15, 2007 relating to a press release announcing the Company’s preliminary financial results for its first quarter of fiscal year 2007.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMERICAN SHARED HOSPITAL SERVICES
Registrant

Date: May 15, 2007	/s/ Ernest A. Bates, M.D.
Ernest A. Bates, M.D.
Chairman of the Board and Chief Executive Officer

Date: May 15, 2007	/s/ Craig K. Tagawa
Craig K. Tagawa
Senior Vice President Chief Operating and Financial Officer