Form 10-K/A
period 2006-12-31
AMERICAN SHARED HOSPITAL SERVICES
filed 2007-07-19
CIK 744825

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

EXPLANATION:
American Shared Hospital Services, Inc. (the “Company”) is filing this amendment to Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on March 30, 2007 with the following changes. The statement of cash flows was modified to separately classify purchases of convertible preferred stock that was originally grouped with marketable securities. The Company has disclosed under non-cash investing and financing activities the acquisition of equipment under capital leases that was previously included under cash flows from investing and financing activities. The Company added Note 4 to the financial statements to include disclosure related to the investment in convertible preferred stock. Quarterly unaudited financial data has been added to Note 14 to the financial statements. The Schedule of Contractual Obligations, Commitments, Contingent Liabilities And Off Balance Sheet Arrangements has been updated to include interest on long-term debt.

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
Investing activities used $3,206,000 of cash in 2006 primarily due to the Company’s investment in Still River of $2,000,000 and the acquisition of property and equipment of $3,606,000, which included an upgrade to a Gamma Knife unit, an option to purchase two proton beam units, and deposits on three Gamma Knife units and an IGRT system.
Financing activities used $3,304,000 of cash during 2006, primarily due to principal payments on long-term debt of $5,631,000, distributions to minority owners of $798,000 and the payment of dividends of $954,000. This was partially offset by financing on the acquisition of property and equipment of $992,000, and borrowing on the Company’s line of credit with a bank in the amount of $4,000,000, which was used primarily for the Company’s investment in Still River and its option to purchase two proton beam systems.
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

	Payments Due by Period
	Total amounts	Less than
Contractual Obligations	committed	1 year	1-3 years	4-5 years	After 5 years
Long-term debt (includes interest)	$18,660,000	$5,962,000	$12,018,000	$680,000	$—
Capital leases (includes interest)	5,790,000	1,355,000	3,285,000	1,150,000	—
Line of credit	4,000,000	4,000,000	—	—	—
Future equipment purchases (1)	36,678,000	—	36,678,000	—	—
Operating leases	1,256,000	287,000	853,000	116,000	—

Total contractual obligations	$66,384,000	$11,604,000	$52,834,000	$1,946,000	$—

(1)	The Company has deposits toward the purchase of Gamma Knife Perfexion units, an IGRT system and two Clinatron 250 proton beam units, for which the total estimated purchase price is included above. For the two Clinatron 250 units specifically, the Company has a commitment to total deposits of $3,000,000 per machine until FDA approval is received, at which time the remaining balance is committed. Interim financing has been committed for $1,000,000 per machine towards these purchases. For the Perfexion and IGRT systems, financing commitments are in place, or are pending final site selection. For all equipment in this classification, term financing for these purchases will not be finalized until 2007 or later, and therefore an accurate determination of payments by period cannot be made as of December 31, 2006. For purposes of this table, these commitments are listed in the 1-3 year category.
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

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report, including at the date of the filing of the amended report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

(b)	Changes in internal controls over financial reporting.

Our Chief Executive Officer and our Chief Financial Officer have evaluated the changes to the Company’s internal control over financial reporting that occurred during our last fiscal quarter ended December 31, 2006, as required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

10.23	Equipment Lease Agreement dated as of October 29, 1999 between GK Financing, LLC and the Board of Trustees of the University of Arkansas on behalf of The University of Arkansas for Medical Sciences. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (9)

10.23a	Amendment to Lease Agreement effective as of September 15, 2005 between GK Financing, LLC and the Board of Trustees of the University of Arkansas on behalf of The University of Arkansas for Medical Sciences. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (26)

10.24	First Amendment to Lease Agreement for a Gamma Knife Unit effective as of August 2, 2000 between GK Financing, LLC and Tenet HealthSystems Hospitals, Inc. (formerly known as NME Hospitals, Inc.) dba USC University Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (9)

10.25	Addendum Two, dated as of October 1, 2000, to Lease Agreement for a Gamma Knife Unit dated as of October 31, 1996 between Hoag Memorial Hospital Presbyterian and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (10)

10.26	Lease Agreement for a Gamma Knife Unit dated as of May 28, 2000 between Froedtert Memorial Lutheran Hospital and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and

Exhibit
Number:	Description:

Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (10)

10.27	Addendum dated June 24, 2000 to Lease Agreement for a Gamma Knife Unit dated as of May 28, 2000 between Froedtert Memorial Lutheran Hospital and GK Financing, LLC. (10)

10.28	Amendment dated July 12, 2000 to Lease Agreement for a Gamma Knife Unit dated May 28, 2000 between Froedtert Memorial Lutheran Hospital and GK Financing, LLC. (10)

10.29	Amendment dated August 24, 2000 to Lease Agreement for a Gamma Knife Unit dated May 28, 2000 between Froedtert Memorial Lutheran Hospital and GK Financing, LLC. (10)

10.30	Lease Agreement for a Gamma Knife Unit dated as of December 11, 1996 between The Community Hospital Group, Inc. dba JFK Medical Center and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (11)

10.31	Lease Agreement for a Gamma Knife Unit dated as of June 3, 1999 between GK Financing, LLC and Sunrise Hospital and Medical Center, LLC dba Sunrise Hospital and Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (12)

10.32	Addendum to Lease Agreement for a Gamma Knife Unit dated as of June 3, 1999 between GK Financing, LLC and Sunrise Hospital and Medical Center, LLC dba Sunrise Hospital and Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (12)

10.33	Lease Agreement for a Gamma Knife Unit dated as of November 1, 1999 between GK Financing, LLC and Jackson HMA, Inc. dba Central Mississippi Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (13)

Exhibit
Number:	Description:

10.34	Addendum to Lease Agreement for a Gamma Knife Unit dated as of November 1, 1999 between GK Financing, LLC and Jackson HMA, Inc. dba Central Mississippi Medical Center. (13)

10.35	Lease Agreement for a Gamma Knife Unit dated as of February 18, 2000 between GK Financing, LLC and OSF HealthCare System. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (13)

10.36	American Shared Hospital Services 2001 Stock Option Plan. (14)

10.37	Amendment Number Three to Lease Agreement for a Gamma Knife Unit dated as of June 22, 2001 between GK Financing, LLC and The Regents of the University of California. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (15)

10.38	Addendum Three to Lease Agreement for a Gamma Knife Unit dated as of October 1, 2000 between GK Financing, LLC and Hoag Memorial Hospital Presybterian. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (15)

10.39	Lease Agreement for a Gamma Knife Unit dated as of July 18, 2001 between GK Financing, LLC and Bayfront Medical Center, Inc.. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (16)

10.40	Lease Agreement for a Gamma Knife Unit dated as of September 13, 2001 between GK Financing, LLC and Mercy Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (17)

Exhibit
Number:	Description:

10.41	Addendum Number One to Contract with GKF and Mercy Medical Center, dated September 13, 2001 between GK Financing, LLC and Mercy Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (17)

10.42	Lease Agreement for a Gamma Knife Unit dated as of May 22, 2002 between GK Financing, LLC and The Johns Hopkins Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (18)

10.43	Lease Agreement for a Gamma Knife Unit dated as of July 11, 2002 between GK Financing, LLC and Southern Baptist Hospital of Florida, Inc. D/B/A Baptist Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (19)

10.44	Lease Agreement for a Gamma Knife Unit dated as of February 13, 2003 between GK Financing, LLC and AHS Albuquerque Regional Medical Center LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (20)

10.45	Lease Agreement for a Gamma Knife Unit dated as of May 28, 2003 between GK Financing, LLC and Lehigh Valley Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (21)

10.45a	First Amendment to Lease Agreement for a Gamma Knife Unit dated November 2006 between GK Financing, LLC and Lehigh Valley Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (28)

Exhibit
Number:	Description:

10.46	Lease Agreement for a Gamma Knife Unit dated as of March 21, 2003 between GK Financing, LLC and Northern Westchester Hospital Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (23)

10.47	Amendment Four to Lease Agreement for a Gamma Knife Unit effective as of December 1, 2002 between GK Financing, LLC and Hoag Memorial Hospital Presbyterian. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (23)

10.48	Line of credit agreement between American Shared Hospital Services and Bank of America dated July 1, 2004 and related amendments No. 1 and No. 2 dated June 23, 2005. (23)

10.49	Lease Agreement for a Gamma Knife Unit dated as of May 28, 2004 between GK Financing, LLC and Mercy Health Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (24)

10.50	Lease Agreement for a Gamma Knife Unit dated as of August 7, 2003 between GK Financing, LLC and Baptist Hospital of East Tennessee. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (26)

10.50a	Amendment No. 1 to Lease Agreement for a Gamma Knife Unit dated as of May 28, 2004 between GK Financing, LLC and Baptist Hospital of East Tennessee.(26)

10.51	Addendum Two to Lease Agreement for a Gamma Knife Unit dated as of November 6, 2006 between GK Financing, LLC and Jackson HMA, Inc. d/b/a Central Mississippi Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2,

Exhibit
Number:	Description:

promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (28)

10.52	Amendment dated as of October 18, 2006 to the GK Financing, LLC Operating Agreement, dated as of October 17, 1995. (28)

21.	Subsidiaries of American Shared Hospital Services. (28)

23.1	Consent of Independent Registered Public Accounting Firm relating to a Form S-8 filed December 18, 2006.

31.	Rule 13a-14(a)/15d-14(a) Certifications.

32.	Section 1350 Certifications (furnished and not to be considered filed as part of the Form 10-K).

(1)	These documents were filed as Exhibits 2.1 and 10.13b, respectively, to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, which is incorporated herein by this reference.

(2)	This document was filed as Exhibit 3.1 to registrant’s Registration Statement on Form S-2 (Registration No. 33-23416), which is incorporated herein by this reference.

(3)	These documents were filed as Exhibits 3.2, 4.6 and 4.8, respectively, to registrant’s Registration Statement on Form S-1 (Registration No. 33-63721) filed on October 26, 1995, which is incorporated herein by this reference.

(4)	These documents were filed as Exhibits 10.24 and 10.35 respectively, to registrant’s Registration Statement on Form S-2 (Registration No. 33-23416), which is incorporated herein by this reference.

(5)	This document was filed as Exhibit A to registrant’s Proxy Statement, filed on August 31, 1995, which is incorporated herein by this reference.

(6)	This document was filed as Exhibit B to registrant’s Proxy Statement, filed on August 31, 1995, which is incorporated herein by this reference.

(7)	These documents were filed as Exhibits 4.14 and 10.13, respectively, to the registrant’s Pre-Effective Amendment No. 1 to registrant’s Registration Statement on Form S-1 (Registration No. 33-63721) filed on March 29, 1996, which is incorporated herein by this reference.

(8)	These documents were filed as Exhibits 10.8, 10.9, 10.10, 10.11a, 10.11c, 10.11d, 10.12, 10.14, 10.15, 10.16, 10.17, 10.18 and 10.19, respectively, to the registrant’s Annual

Report on Form 10-K for the fiscal year ended December 31, 1999, which is incorporated herein by this reference.

(9)	These documents were filed as Exhibits 10.20, 10.21, 10.22, 10.23, and 10.24, respectively, to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, which is incorporated herein by this reference.

(10)	These documents were filed as Exhibits 10.25, 10.26, 10.27, 10.28 and 10.29, respectively, to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, which is incorporated herein by this reference.

(11)	This document was filed as Exhibit 10.30 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, which is incorporated herein by this reference.

(12)	These documents were filed as Exhibits 10.31 and 10.32, respectively, to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, which is incorporated herein by this reference.

(13)	These documents were filed as Exhibits 10.33, 10.34 and 10.35, respectively, to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, which is incorporated herein by this reference.

(14)	This document was filed as Exhibit 10.36 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, which is incorporated herein by this reference.

(15)	These documents were filed as Exhibits 10.37 and 10.38 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, which is incorporated herein by this reference.

(16)	This document was filed as Exhibit 10.39 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, which is incorporated herein by this reference.

(17)	These documents were filed as Exhibit 10.40 and 10.41 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, which is incorporated herein by this reference.

(18)	This document was filed as Exhibit 10.42 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, which is incorporated herein by this reference.

(19)	This document was filed as Exhibit 10.43 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, which is incorporated herein by this reference.

(20)	This document was filed as Exhibit 10.44 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, which is incorporated herein by this reference.

(21)	This document was filed as Exhibit 10.45 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, which is incorporated herein by this reference.

(22)	This document was filed as Exhibit 10.18a to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, which is incorporated herein by this reference.

(23)	These documents were filed as Exhibit 10.46, 10.47 and 10.48 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, which is incorporated herein by this reference.

(24)	These documents were filed as Exhibit 10.22a and 10.49 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, which is incorporated herein by this reference.

(25)	This document was filed as Exhibit 4 to the registrant’s Current Report on Form 8-K filed on April 1, 1999, which is incorporated herein by this reference.

(26)	These documents were filed as Exhibit 10.19a and 10.23a to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which is incorporated herein by this reference.

(27)	These documents were filed as Exhibit 10.19a to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, which is incorporated herein by this reference.

(28)	These documents filed as Exhibit 10.45a, 10.51 and 10.52 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which is incorporated herein by this reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SHARED HOSPITAL SERVICES (Registrant)
July 18, 2007	By:	/s/ Ernest A. Bates, M.D.
Ernest A. Bates, M.D.
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ernest A. Bates Ernest A. Bates	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	July 18, 2007

/s/ Olin C. Robison Olin C. Robison	Director	July 18, 2007

/s/ John F. Ruffle John F. Ruffle	Director	July 18, 2007

/s/ Stanley S. Trotman, Jr. Stanley S. Trotman, Jr.	Director	July 18, 2007

/s/ Craig K. Tagawa Craig K. Tagawa	Chief Operating Officer and Chief Financial Officer (Principal Accounting Officer)	July 18, 2007

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
/S/ MOSS ADAMS LLP
San Francisco, California
March 30, 2007, except for Notes 4 and 16, as to which the date is July 18, 2007

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

See accompanying notes

American Shared Hospital Services
Consolidated Statements of Cash Flows

	YEARS ENDED DECEMBER 31,
	2006	2005	2004
OPERATING ACTIVITIES
Net income	$1,656,000	$1,767,000	$1,985,000
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	5,963,000	5,502,000	4,892,000
Loss on disposal of assets	3,000	—	—
Deferred income tax	852,000	121,000	264,000
Stock-based compensation expense	39,000	—	—
Minority interest in consolidated subsidiaries	1,314,000	1,126,000	983,000
Changes in operating assets and liabilities:
Receivables	(331,000)	(1,069,000)	(483,000)
Prepaid expenses and other assets	(212,000)	95,000	(137,000)
Accounts payable and accrued liabilities	(120,000)	938,000	104,000

Net cash from operating activities	9,164,000	8,480,000	7,608,000

INVESTING ACTIVITIES
Payment for purchase of property and equipment	(3,606,000)	(4,455,000)	(6,308,000)
Proceeds from sales and maturities of marketable securities	7,728,000	957,000	—
Investment in marketable securities	(5,348,000)	(7,334,000)	(957,000)
Investment in convertible preferred stock	(2,000,000)	—	—
Proceeds from sale of assets	20,000	—	—

Net cash from investing activities	(3,206,000)	(10,832,000)	(7,265,000)
See accompanying notes

American Shared Hospital Services
Consolidated Statements of Cash Flows

	YEARS ENDED DECEMBER 31,
	2006	2005	2004
FINANCING ACTIVITIES
Principal payments on long-term debt	(5,631,000)	(7,122,000)	(7,371,000)
Principal payments on capital leases	(918,000)	(297,000)	—
Long term debt financing on purchase of property and equipment	992,000	5,275,000	5,940,000
Advances on line of credit	4,000,000	—	—
Payment of dividends	(954,000)	(902,000)	(699,000)
Distributions to minority owners	(798,000)	(912,000)	(399,000)
Proceeds from exercise of stock options	5,000	157,000	40,000
Repurchase of stock options	—	(670,000)	(45,000)

Net cash from financing activities	(3,304,000)	(4,471,000)	(2,534,000)

Net increase (decrease) in cash and cash equivalents	2,654,000	(6,823,000)	(2,191,000)

CASH AND CASH EQUIVALENTS, beginning of year	1,298,000	8,121,000	10,312,000

CASH AND CASH EQUIVALENTS, end of year	$3,952,000	$1,298,000	$8,121,000

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$2,161,000	$2,075,000	$2,500,000
Income taxes paid	$350,000	$229,000	$129,000

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued dividends	$239,000	$238,000	$215,000
Income tax benefit from stock option exercise recorded to Additional paid-in capital	$(56,000)	$445,000	$994,000
Acquisition of equipment with capital lease financing	$1,540,000	$1,740,000	$—
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

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 2 — Accounting Policies (Continued)
Investment in convertible preferred stock — The Company has convertible preferred stock representing a 7.3% interest in Still River Systems, Inc., and accounts for this investment under the cost method. The Company reviews its investment in Still River for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value of the investment may not be recoverable.
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
Reclassifications — Certain reclassifications have been made to the 2005 balances to conform with the 2006 presentation.
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

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 4 — Convertible Preferred Stock Investment
On April 10, 2006 the Company invested $2,000,000 for a convertible preferred stock interest in Still River Systems, Inc. (“Still River”), a development-stage company based in Littleton, Massachusetts, which in collaboration with scientists from MIT’s Plasma Science and Fusion Center, is developing a medical device for the treatment of cancer patients using proton beam radiation therapy (“PBRT”). The Company also purchased for $1,000,000 an option to acquire two Clinatron-250™ PBRT systems from Still River for anticipated delivery in 2009. The PBRT systems are not currently FDA approved.
The Company’s investment in Still River consists of approximately 2,353,000 shares of Series B Convertible Preferred Stock. Upon conversion, the Company has a 7.3% interest in Still River’s common stock based on Still River's outstanding common and preferred stock at December 31, 2006. The Series B Convertible Preferred Stock is considered pari passu with previously issued Series A Convertible Preferred Stock (together “Preferred Stock”). The Preferred Stock is convertible at any time at the option of the holder into shares of common stock of Still River at a conversion price, subject to certain adjustments, but initially set at the original purchase price. The Preferred Stock has voting rights equivalent to the number of common stock shares into which it is convertible, and holders of the Preferred Stock, subject to certain exceptions, have a pro-rata right to participate in subsequent stock offerings. In the event of liquidation, dissolution, or winding up of Still River, the Preferred Stock holders have preference to the holders of common stock, and any other class or series of stock that is junior to the Preferred Stock. The Company does not have a Board of Directors seat with Still River.
The Company accounts for its investment in Still River under the cost method.
Note 5 — Long-Term Debt
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

$16,245,000

Note 6 — Obligations Under Capital Leases
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
Note 6 — Obligations Under Capital Leases (continued)

Net Present Value
of Minimum
Year ending December 31,	Lease Payments
2007	$1,355,000
2008	1,355,000
2009	1,067,000
2010	862,000
2011	862,000
Thereafter	289,000

Total capital lease payments	5,790,000
Less imputed interest	970,000

4,820,000
Less current portion	1,009,000

$3,811,000

Note 7 — Income Taxes
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
Note 7 — Income Taxes (Continued)
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
Note 7 — Income Taxes (Continued)
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
Note 8 — Minority Interest
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
Note 9 — Shareholders’ Equity
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
Note 9 — Shareholders’ Equity (Continued)
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
Note 9 — Shareholders’ Equity (Continued)
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
Note 9 — Shareholders’ Equity (Continued)
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
Note 9 — Shareholders’ Equity (Continued)
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
Note 10 — Retirement Plan
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
Note 11 — Operating Leases
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
Note 12 — Commitments and Contingencies
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
Note 13 — Major Customers
Revenues from the Company’s Gamma Knife segment were provided by twenty-one customers in 2006, twenty-one customers in 2005, and eighteen customers in 2004. In 2006 one customer accounted for approximately 13% of total revenue. No individual customer exceeded 10% of the Company’s total revenue in 2005 or 2004.

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 14 — Quarterly Financial Data (Unaudited)
The following table sets forth the selected unaudited quarterly information for the Company’s last eight fiscal quarters. This information has been prepared on the same basis as the Consolidated Financial Statements and all necessary adjustments (which consisted only of normal recurring adjustments) have been included in the amounts stated below to present fairly the results of such periods when read in conjunction with the Consolidated Financial Statements and related notes included elsewhere herein.

(in 000’s, except per share data)	Quarter Ended
	March 31,	June 30,	Sep. 30,	Dec. 30,
	2005	2005	2005	2005
Revenue	$4,449	$4,730	$4,402	$4,650
Gross Margin	2,292	2,298	2,192	2,377
Income before income taxes	605	624	633	685
Net income	395	391	502	479
Earnings per common share:
Basic	$0.08	$0.08	$0.10	$0.10
Diluted	$0.08	$0.08	$0.10	$0.09

	Quarter Ended
	March 31,	June 30,	Sep. 30,	Dec. 30,
	2006	2006	2006	2006
Revenue	$5,045	$5,309	$5,238	$4,793
Gross Margin	2,423	2,634	2,649	2,314
Income before income taxes	720	734	708	696
Net income	436	448	425	347
Earnings per common share:
Basic	$0.09	$0.09	$0.08	$0.07
Diluted	$0.09	$0.09	$0.08	$0.07

Note 15 — Subsequent Events
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
Note 16 — Changes In Classification And Disclosure
Subsequent to the original issuance of the financial statements the Company discovered that certain reclassification to the statement of cash flows and disclosures were required as follows. The statement of cash flows was modified to separately classify purchases of convertible preferred stock that was originally grouped with marketable securities. The Company also disclosed under non-cash investing and financing activities the acquisition of equipment under capital leases that was previously included under cash flows from investing and financing activities. The Company also has added Note 4 to include disclosure related to the investment in convertible preferred stock.

