Form 10-Q
period 2007-06-30
AMERICAN SHARED HOSPITAL SERVICES
filed 2007-08-14
CIK 744825

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
As of August 1, 2007, there are outstanding 5,025,418 shares of the Registrant’s common stock.

PART I — FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$5,012,000	$3,952,000
Securities-current	2,315,000	1,574,000
Restricted cash	50,000	50,000
Accounts receivable, net of allowance for doubtful accounts of $170,000 in 2007 and $170,000 in 2006	4,188,000	4,248,000
Other receivables	120,000	102,000
Prepaid expenses and other current assets	513,000	598,000
Current deferred tax assets	601,000	601,000

Total current assets	12,799,000	11,125,000

Property and equipment:

Medical equipment and facilities	62,716,000	61,828,000
Office equipment	675,000	515,000
Deposits and construction in progress	6,374,000	3,137,000

	69,765,000	65,480,000

Accumulated depreciation and amortization	(34,253,000)	(31,314,000)

Net property & equipment	35,512,000	34,166,000

Securities	3,170,000	3,380,000
Investment in preferred stock	2,000,000	2,000,000
Other assets	294,000	234,000

Total assets	$53,775,000	$50,905,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$443,000	$340,000
Accrued interest and other liabilities	1,035,000	995,000
Customer deposits	3,225,000	100,000
Employee compensation and benefits	133,000	116,000
Accrued dividends	239,000	239,000

Advances on line of credit	3,525,000	4,000,000
Current portion of long-term debt	5,548,000	4,867,000
Current portion of capital leases	1,050,000	1,009,000

Total current liabilities	15,198,000	11,666,000

Long-term debt, less current portion	11,105,000	11,378,000
Long-term capital leases, less current portion	3,276,000	3,811,000
Deferred income taxes	1,996,000	1,996,000
Minority interest	3,129,000	3,045,000
Shareholders’ equity:
Common stock, without par value:
authorized shares - 10,000,000; issued & outstanding shares, 5,025,418 in 2007 and 5,023,418 in 2006	9,317,000	9,317,000
Additional paid-in capital	4,283,000	4,251,000
Retained earnings	5,471,000	5,441,000

Total shareholders’ equity	19,071,000	19,009,000

Total liabilities and shareholders’ equity	$53,775,000	$50,905,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED INCOME STATEMENT
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2007	2006	2007	2006
Revenue:
Medical services	$4,910,000	$5,309,000	$9,659,000	$10,354,000

Costs and expenses:
Costs of revenue:

Maintenance and supplies	233,000	308,000	579,000	644,000

Depreciation and amortization	1,439,000	1,454,000	2,892,000	2,916,000

Other direct operating costs	792,000	913,000	1,512,000	1,737,000

	2,464,000	2,675,000	4,983,000	5,297,000

Gross margin	2,446,000	2,634,000	4,676,000	5,057,000

Selling and administrative expense	1,209,000	1,078,000	2,370,000	1,992,000

Interest expense	470,000	560,000	937,000	1,123,000

Operating income	767,000	996,000	1,369,000	1,942,000

Interest and other income	100,000	87,000	218,000	177,000

Minority interest expense	(335,000)	(349,000)	(635,000)	(665,000)

Income before income taxes	532,000	734,000	952,000	1,454,000

Income tax expense	252,000	286,000	447,000	570,000

Net income	$280,000	$448,000	$505,000	$884,000

Earnings per share:
Basic	$0.06	$0.09	$0.10	$0.18

Diluted	$0.06	$0.09	$0.10	$0.18

Basic shares	5,024,000	5,023,000	5,024,000	5,021,000
Diluted shares	5,047,000	5,054,000	5,049,000	5,051,000
See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED CASH FLOWS STATEMENT
(Unaudited)

	Six Months ended June 30,
	2007	2006
Operating activities:
Net income	$505,000	$884,000

Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	2,963,000	2,967,000
Deferred income taxes	112,000	569,000
Loss on sale of assets	0	3,000
Stock based compensation expense	35,000	15,000
Minority interest in consolidated subsidiaries	635,000	665,000
Changes in operating assets and liabilities:
Receivables	42,000	(987,000)
Prepaid expenses and other assets	1,000	(45,000)
Accounts payable and accrued liabilities	48,000	(220,000)
Customer deposits	3,125,000	100,000

Net cash from operating activities	7,466,000	3,951,000

Investing activities:
Payment for purchase of property and equipment	(4,285,000)	(1,383,000)
Proceeds from sale and maturity of marketable securities	1,208,000	2,916,000
Investment in marketable securities	(1,739,000)	(1,719,000)
Investment in convertible preferred stock	0	(2,000,000)
Proceeds from sale of assets	0	20,000

Net cash from investing activities	(4,816,000)	(2,166,000)

Financing activities:
Principal payments on long-term debt	(2,432,000)	(2,859,000)
Principal payments on capital leases	(494,000)	(442,000)
Long-term debt financing on purchase of property and equipment	2,840,000	0
Advances on line of credit	1,225,000	4,000,000
Payments on line of credit	(1,700,000)	(750,000)
Payment of dividends	(478,000)	(476,000)
Distribution to minority owners	(551,000)	(418,000)
Proceeds from exercise of stock options	0	5,000

Net cash from financing activities	(1,590,000)	(940,000)

Net change in cash and cash equivalents	1,060,000	845,000
Cash and cash equivalents at beginning of period	3,952,000	1,298,000

Cash and cash equivalents at end of period	$5,012,000	$2,143,000

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest paid	$937,000	$1,123,000
Income taxes paid	$335,000	$255,000

Schedule of noncash investing and financial activities:
Accrued dividends	$239,000	$239,000
Acquisition of equipment with capital lease financing	$0	$1,540,000
See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly American Shared Hospital Services’ consolidated financial position as of June 30, 2007 and the results of its operations for the three and six month periods ended June 30, 2007 and 2006, which results are not necessarily indicative of results on an annualized basis. Consolidated balance sheet amounts as of December 31, 2006 have been derived from audited financial statements.
     These unaudited consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006 included in the Company’s 10-K and 10-K/A filed with the Securities and Exchange Commission.
     These financial statements include the accounts of American Shared Hospital Services (the “Company”) and its wholly-owned subsidiaries: OR21, Inc. (“OR21”); MedLeader.com, Inc. (“MedLeader”); American Shared Radiosurgery Services (“ASRS”); and ASRS majority-owned subsidiary, GK Financing, LLC (“GK Financing”).
     The Company through its majority-owned subsidiary, GK Financing, provided Gamma Knife units to twenty-one medical centers as of June 30, 2007 in Arkansas, California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Mississippi, Nevada, New Jersey, New Mexico, New York, Tennessee, Oklahoma, Ohio, Pennsylvania, Texas and Wisconsin.
     All significant intercompany accounts and transactions have been eliminated in consolidation.
     Certain reclassifications have been made to the 2006 balances to conform with the 2007 presentation.
Note 2. Per Share Amounts
     Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding. For both the three and six months ended June 30, 2007 basic earnings per share was computed using 5,024,000 common shares, and diluted earnings per share was computed using 5,047,000 and 5,049,000 common shares and equivalents, respectively. For the three and six months ended June 30, 2006 basic earnings per share was computed using 5,023,000 and 5,021,000 common shares, respectively, and diluted earnings per share was computed using 5,054,000 and 5,051,000 common shares and equivalents, respectively.

Note 3. Stock-based Compensation
     On June 28, 2006, the Company’s shareholders approved the 2006 Stock Incentive Plan (the “2006 Plan”) under which 750,000 shares of the Company’s common stock are reserved for issuance of shares to officers of the Company, other key employees, non-employee directors, and advisors. The 2006 Plan serves as successor to the Company’s previous two stock-based employee compensation plans, the 1995 and 2001 Stock Option Plans. The share reserve under those two plans, including the shares of common stock subject to currently outstanding options under the plans, were transferred to the 2006 Plan, and no further grants or share issuances will be made under the 1995 Plan or 2001 Plans. Under the 2006 Plan, there are 1,500 restricted stock units granted, consisting of annual automatic grants to non-employee directors, and approximately 202,000 options granted, of which approximately 105,000 options are vested, as of June 30, 2007.
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
     Beginning in 2006, in accordance with FASB Statement No. 123R, Accounting for Stock-Based Compensation, the Company began expensing the fair value of its stock options issued, using the modified prospective format. The Company’s stock-based awards to employees are calculated using the Black-Scholes valuation model. The Company’s stock-based awards have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the present value estimates. The estimated fair value of the Company’s option grants was estimated assuming the following weighted-average assumptions: ten year expected life, 68% expected volatility, 2.9% dividend yield, and 4.9% risk-free interest rate. The estimated fair value of the Company’s options is amortized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Accordingly, stock-based compensation cost before income tax effect in the amount of approximately $20,000 is reflected in second quarter 2007 net income, and $35,000 is reflected in year to date net income, compared to approximately $8,000 and $16,000 in the same periods in the prior year, respectively.
     FASB Statement No. 123R requires that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. There were approximately 56,000 options issued during the six month period ended June 30, 2006. There were no options exercised and no excess tax benefits to report.
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
Note 5. Line of Credit
The Company has a $6,000,000 line of credit with the Bank of America (the “Bank”), which is renewable annually and is drawn on from time to time as needed for equipment purchases and working capital. Amounts drawn against the line of credit are at an interest rate per year equal to the Bank’s Prime Rate minus 1.5 percentage points, or alternately the LIBOR rate plus 0.95 percentage points, and are secured by the Company’s cash invested with the Bank. At June 30, 2007, $3,525,000 was borrowed against the line of credit.
Note 6. Accounting for Uncertainty in Income Taxes
     Effective January 1, 2007, the Company adopted Financial Accounting Standards Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.
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
     Additionally, FIN 48 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. The Company made no reclassifications between current taxes payable and long term taxes payable upon adoption of

FIN 48. Also, the Company had no amounts of unrecognized tax benefits that, if recognized, would affect its effective income tax rate for January 1, 2007 and June 30, 2007.
     The Company’s policy for deducting interest and penalties is to treat interest as interest expense and penalties as taxes. As of June 30, 2007 the Company had no amount accrued for the payment of interest and penalties related to unrecognized tax benefits and no amounts as of the adoption date of FIN 48.
     The tax return years 2002 through 2006 remain open to examination by the major domestic taxing jurisdictions to which the Company is subject. Net operating losses generated on a tax return basis by the Company in 1995 through 1997 and 1999 through 2004 remain open to examination by the major domestic taxing jurisdictions.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This quarterly report to the Securities and Exchange Commission may be deemed to contain certain forward-looking statements with respect to the financial condition, results of operations and future plans of American Shared Hospital Services, which involve risks and uncertainties including, but not limited to, the risks of the Gamma Knife business, the risks of developing the Company’s IMRT and The Operating Room for the 21st Century® programs, and the risks of investing in a development-stage company, Still River Systems, Inc., without a proven product. Further information on potential factors that could affect the financial condition, results of operations and future plans of American Shared Hospital Services is included in the filings of the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K and 10-K/A for the year ended December 31, 2006, the Form 10-Q for the three months ended March 31, 2007, and the definitive Proxy Statement for the Annual Meeting of Shareholders on June 14, 2007.
     Medical services revenue decreased $399,000 and $695,000 to $4,910,000 and $9,659,000 for the three and six month periods ended June 30, 2007 from $5,309,000 and $10,354,000 for the three and six month periods ended June 30, 2006, respectively. The decrease for the three month period is partially due to a reduction to 621 from 634 in the number of procedures performed during the quarter, but primarily due to a shift in the mix of procedures performed to lower revenue-per-procedure sites compared to the same period last year. The decrease for the year to date was primarily caused by lower revenue generated by certain of the Company’s sites. The decrease for both the three and six month periods was also caused by cobalt reloads at two of the Company’s existing sites, one in first quarter and one in second quarter, which caused each unit to be out of service for several weeks.
The Company had twenty-one Gamma Knife units in operation at both June 30, 2007 and June 30, 2006. Currently sixteen of the Company’s customers are under fee-per-use contracts, and five customers are under retail arrangements. Retail arrangements are further classified as either turn-key or net revenue sharing. Revenue from fee per use contracts is recorded on a gross basis as determined by each hospital’s contracted rate. Under turn-key arrangements, the Company receives payment from the hospital in the amount of its reimbursement from third party payors, and is responsible for paying all the operating costs of the Gamma Knife. Revenue is recorded on a gross basis and estimated based on historical experience and hospital contracts with third party payors. For net revenue sharing arrangements the Company receives a contracted percentage of the reimbursement received by the hospital less the operating expenses of the Gamma Knife. Revenue is recorded on a net basis and estimated based on historical experience.
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
     The number of Gamma Knife procedures decreased by 13 to 621 for the three month period, and decreased by 75 to 1,228 for the six month period ended June 30, 2007 from 634 and 1,303 for the three and six month periods ended June 30, 2006. The decrease for the three month period was primarily due to a cobalt reload at one of the Company’s Gamma Knife sites. The decrease for the six month period was primarily due to generally lower volume at some of the Company’s sites in first quarter 2007 and cobalt reloads at two of the Company’s existing sites.
     Total costs of revenue decreased $211,000 and $314,000 to $2,464,000 and $4,983,000 for the three and six month periods ended June 30, 2007 from $2,675,000 and $5,297,000 for the three and six months periods ended June 30, 2006. Maintenance and supplies decreased by $75,000 and $65,000 for the three and six month periods ended June 30, 2007 compared to the same periods in the prior year. For the quarter, this is primarily due to lower cost for maintenance contracts due to the timing of contract renewal. For the six month period, the variance is due to both lower contract maintenance costs, as well as lower costs for repairs not covered under maintenance contract. Depreciation and amortization decreased by $15,000 and $24,000 for the three and six month periods ended June 30, 2007 compared to the same periods in the prior year, primarily because depreciation was stopped for one month each for cobalt reload at two existing Gamma Knife sites, one in first quarter and one in second quarter 2007. Other direct operating costs decreased $121,000 and $225,000 for the three and six month periods ended June 30, 2007 compared to the same periods in the prior year. For both the three month and six month periods, the decrease is primarily due to lower marketing costs, property taxes and operating costs at retail turn-key sites where the Company is responsible for paying all the direct operating costs. For the six month period the variance is partially offset by higher training and education costs.
     Selling and administrative costs increased by $131,000 and $378,000 to $1,209,000 and $2,370,000 for the three and six month periods ended June 30, 2007 from $1,078,000 and $1,992,000 for the three and six month periods ended June 30, 2006. For the three month period, the increase was primarily due to higher business development costs and accounting and legal fees related to the implementation of new accounting standards. For the six month period the increase is primarily due to higher consulting fees and other business development costs, legal and accounting fees, partially offset by lower local taxes and contributions.

     Interest expense decreased by $90,000 and $186,000 to $470,000 and $937,000 for the three and six month periods ended June 30, 2007 from $560,000 and $1,123,000 for the three and six month periods ended June 30, 2006 primarily due to the completion of debt service for three term loans during 2006 and lower interest expense on the debt relating to the more mature Gamma Knife units. The mature units have lower interest expense because interest expense decreases as the outstanding principal balance of each loan is reduced. The reduction in interest expense on these term loans was partially offset by increased interest expense from borrowing under the Company’s line of credit with a bank.
     Interest and other income increased by $13,000 and $41,000 to $100,000 and $218,000 for the three and six month periods ended June 30, 2007 from $87,000 and $177,000 for the three and six month periods ended June 30, 2006 primarily due to increased interest income as a result of higher available interest rates and higher invested cash balances.
     Minority interest expense decreased by $14,000 and $30,000 to $335,000 and $635,000 for the three and six month periods ended June 30, 2007 from $349,000 and $665,000 for the three and six month periods ended June 30, 2006 due to reduced profitability of GK Financing. Minority interest represents the 19% interest of GK Financing owned by a third party.
     Income tax expense decreased by $34,000 and $123,000 to $252,000 and $447,000 for the three and six month periods ended June 30, 2007 compared to $286,000 and $570,000 for the three and six month periods ended June 30, 2006. For the three and six month periods ended June 30, 2007, the Company recorded a 47% income tax provision, compared to a 39% income tax provision for the three and six month periods ended June 30, 2006, primarily due to increased income at the subsidiary level in certain states where there are separate state income tax filing requirements. However, income tax expense is lower because income before income taxes is $202,000 and $502,000 lower for the three and six month periods ending June 30, 2007 compared to the same periods in the prior year, respectively.
     The Company had net income of $280,000 ($0.06 per diluted share) and $505,000 ($0.10 per diluted share) for the three and six month periods ended June 30, 2007 compared to net income of $448,000 ($0.09 per diluted share) and $884,000 ($0.18 per diluted share) for the same periods in the prior year. The decrease for both the three and six month periods is primarily due to lower revenue from the Gamma Knife units and increased selling and administrative costs.
Liquidity and Capital Resources
     The Company had cash and cash equivalents of $5,012,000 at June 30, 2007 compared to $3,952,000 at December 31, 2006. The Company’s cash position increased by $1,060,000 primarily due to an increase in net cash from operating activities of $7,466,000 which included an increase in customer deposits of $3,125,000 which represents advance payments from an existing customer towards the eventual purchase of the Gamma Knife unit at that site upon the expiration of their contract. It is also due to proceeds from sale and maturity of marketable securities of $1,208,000, borrowing under the Company’s line of credit with a bank in the amount of $1,225,000 and debt financing towards the purchase of property and equipment of $2,840,000. These increases were partially offset by payments for the purchase of property and equipment of $4,285,000, investment in marketable securities of $1,739,000, principal payments on long term debt and capital leases of $2,926,000, payments towards the Company’s line of credit of $1,700,000, distributions to minority owners of $551,000 and payment of shareholder dividends of $478,000.
     During the six month period ended June 30, 2006, the Company paid quarterly dividends of $239,000, or $0.0475 per share, in both first and second quarters. On June 14, 2007 the Company declared a quarterly dividend of $0.0475 per share to shareholders of record on July 2, 2007, which resulted in a reduction in retained earnings of $239,000 in second quarter 2007. The dividends were paid to shareholders on July 16, 2007.
     The Company as of June 30, 2007 had shareholders’ equity of $19,071,000, negative working capital of $2,399,000 and total assets of approximately $53,775,000. The negative working capital is primarily due to the classification of customer deposits towards the purchase of equipment at the end of the lease term of approximately $2,900,000 in current liabilities, and the related equipment in Property and Equipment, which is not a current asset.
     The Company has scheduled interest and principal payments under its debt obligations of approximately $5,420,000 and scheduled capital lease payments of approximately $1,355,000 during the next 12 months. The Company believes that its cash flow from operations and cash resources are adequate to meet its scheduled debt and capital lease obligations during the next 12 months.
     The Company has a $6,000,000 line of credit, renewable annually, available as needed for equipment purchases and working capital. Amounts drawn against the line of credit are secured by the Company’s cash invested with the bank. At June 30, 2006 there was $3,525,000 drawn against the line of credit.
     The Company invests its cash primarily in money market or similar funds and high quality short to long-term fixed income securities in order to maximize current income while minimizing the potential for principal erosion. A portion of these investments are classified as securities on the balance sheet and are considered held-to-maturity investments because it is the company’s ability and intent to hold these securities until maturity. Securities with maturity dates between three and twelve months in the amount of $2,315,000 are classified as current assets. Securities in the amount of $3,170,000 have maturities in excess of one year and are classified as long-term.
     The Company’s $2,000,000 convertible preferred stock investment in Still River Systems, Inc. (“Still River”) is considered a long-term investment on the balance sheet and is recorded at cost. The Company has also made deposits of $1,000,000 per machine towards the purchase of two Still River Clinatron 250 systems, which are classified under Deposits and construction in progress. The Company used its line of credit to fund the investment and initial deposit. During first quarter 2007 interim financing was obtained from a lender for the total amount of the deposits paid to date. The Company has a commitment to pay additional deposits of $2,000,000 per machine until FDA approval is received, at which time the remaining balance towards the purchase of the equipment is committed. It is anticipated that similar interim financing will be available on the future deposits.
     The Company also made deposits totaling $930,000 in fourth quarter 2006 and $310,000 in first quarter 2007 towards the purchase of four Gamma Knife Perfexion™ units. Financing has been obtained on two of the units where the Company has obtained placement commitments from customers. An existing customer has entered into an agreement to replace its existing Gamma Knife with the third Perfexion unit and purchasing it in conjunction with the expiration of its lease agreement with the Company in early 2008. A lender has provided a commitment to provide funding on the fourth unit, once a customer contract to place the unit has been obtained.
     Including the commitments for the two Clinatron 250 systems and the 4 Perfexion™ units, the Company has total remaining commitments to purchase equipment in the amount of approximately $33,000,000. The Company believes it has the ability, and it is its intent, to finance these purchase commitments as needed.
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
     (b) Changes in internal control over financial reporting. Our Chief Executive Officer and our Chief Financial Officer have evaluated the changes to the Company’s internal control over financial reporting that occurred during our last fiscal quarter ended June 30, 2007, as required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A. Risk Factors

There are no changes from those listed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Securities Holders.

The Company’s Annual Shareholder Meeting (“Meeting”) was held on June 14, 2007. There were present in person or by proxy at said Meeting shareholders voting 4,474,339 shares that represented 89.1% of the 5,023,418 shares outstanding and entitled to vote at the Meeting, which represented a quorum. At the Meeting, the shareholders:
1)	Voted on the Election of Directors as follows:

Nominee	For	Abstained
Ernest A. Bates, M.D.	4,321,311	153,028
Olin C. Robison	4,340,576	133,763
John F. Ruffle	4,340,371	133,968
Stanley S. Trotman, Jr.	4,326,941	147,398
All 4 individuals were elected to serve on the Board of Directors for the following year.
2)	Voted on the ratification of Moss Adams LLP as the Company’s Independent Registered Public Accounting Firm. There were 4,381,523 votes for, 77,863 votes against, and 14,953 votes abstained for a 87.2% vote in favor of total available votes.

Item 5.	Other Information.

None.

Item 6.	Exhibits
(a)	Exhibits
     The following exhibits are filed herewith:

Exhibit Number	Description
10.35a	Addendum to Lease Agreement for Gamma Knife Unit effective April 13, 2007 between GK Financing, LLC and OSF HealthCare System.

Exhibit Number	Description
(Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks).

10.54	Amendment Five to Lease Agreement for Gamma Knife Unit effective May 9, 2007 between GK Financing, LLC and The Regents of the University of California. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks).

10.55	Addendum Two to Lease Agreement for Gamma Knife Unit effective June 20, 2007 between GK Financing, LLC and Sunrise Hospital and Medical Center, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks).

10.56	Agreement to Purchase Gamma Knife Perfexion Unit effective May 7, 2007 between GK Financing, LLC and The Regents of the University of California. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks).

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMERICAN SHARED HOSPITAL SERVICES
Registrant

Date: August 14, 2007	/s/ Ernest A. Bates, M.D. Ernest A. Bates, M.D.
Chairman of the Board and Chief Executive Officer

Date: August 14, 2007	/s/ Craig K. Tagawa

Craig K. Tagawa
Senior Vice President
Chief Operating and Financial Officer