Form 10-K
period 2007-12-31
AMERICAN SHARED HOSPITAL SERVICES
filed 2008-03-31
CIK 744825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☑	Annual Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act of 1934
For The Fiscal Year Ended December 31, 2007
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☐	Smaller reporting company: ☑
(Do not check if a smaller reporting company)
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2007, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $21,919,000.
Number of shares of common stock of the registrant outstanding as of March 10, 2008: 5,026,587.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

PART I
ITEM 1.
BUSINESS
GENERAL
American Shared Hospital Services (“ASHS” and, together with its subsidiaries, the “Company”) provides Gamma Knife stereotactic radiosurgery equipment and radiation therapy and related equipment to nineteen (19) medical centers in seventeen (17) states, as of March 7, 2008. The Company provides the Gamma Knife services through its 81% indirect interest in GK Financing, LLC, a California limited liability company (“GKF”). The remaining 19% of GKF is owned by GKV Investments, Inc., a wholly owned U.S. subsidiary of Elekta AG, a Swedish company (“Elekta”). Elekta is the manufacturer of the Leksell Gamma Knife® (the “Gamma Knife”). GKF is a non-exclusive provider of alternative financing services for Elekta Gamma Knife units. Gamma Knife revenues accounted for 97% of the Company’s revenue in 2007.
In April 2006, the Company invested $2,000,000 for a minority equity interest in Still River Systems, Inc. (“Still River”), a development-stage company based in Littleton, Massachusetts, which in collaboration with scientists from MIT’s Plasma Science and Fusion Center, is developing a medical device for the treatment of cancer patients using proton beam radiation therapy (PBRT). On September 5, 2007 the Company invested approximately $617,000 for an additional equity interest in Still River. The Company has spent an additional $2,000,000 towards the purchase of two Monarch250™ PBRT systems from Still River for anticipated delivery in 2009. The Still River PBRT systems are not currently FDA approved.
The Company continues to develop its design and business model for “The Operating Room for the 21st Century”® (“OR21”®). OR21 is not expected to generate significant operations within the next twelve months.
The Company was incorporated in the State of California in 1983 and its predecessor, Ernest A. Bates, M.D., Ltd. (d/b/a American Shared Hospital Services), a California limited partnership, was formed in June 1980.
OPERATIONS
Gamma Knife Operations
Gamma Knife stereotactic radiosurgery, a non-invasive procedure, is an alternative to conventional brain surgery or can be an adjunct to conventional brain surgery. Compared to conventional surgery, Gamma Knife radiosurgery usually involves shorter patient hospitalization, lower risk of complications and can be provided at a lower cost. Typically, Gamma Knife patients resume their pre-surgical activities one or two days after treatment. The Gamma Knife treats patients with 201 single doses of gamma rays that are focused with great precision on small and medium size, well circumscribed and critically located structures in the brain. During 2006 Elekta introduced a new Gamma Knife model, the Perfexion™ unit (“Perfexion”), which treats patients with 192 single doses of gamma rays and will also provide the ability to perform procedures on areas of the cervical spine. The Gamma Knife delivers the concentrated dose of gamma rays from Cobalt-60 sources housed in the Gamma Knife. The Cobalt-60 sources converge at the target area and deliver a dose that is high enough to destroy the diseased tissue without damaging surrounding healthy tissue.
The Gamma Knife treats selected malignant brain tumors, benign brain tumors, arteriovenous malformations and trigeminal neuralgia (facial pain). Research is being conducted to determine whether the Gamma Knife can be effective in the treatment of epilepsy and other functional disorders.
As of December 31, 2007, the Company estimates that there were 115 Gamma Knife sites in the United States and 257 units in operation worldwide. An estimated percentage breakdown of Gamma Knife procedures performed in the U.S. by indications treated is as follows: malignant (42%) and benign (35%) brain tumors, vascular disorders (14%) and functional disorders (9%).
The Company, as of March 7, 2008, has nineteen (19) Gamma Knife units operating at nineteen (19) sites in the United States. The Company’s first Gamma Knife commenced operation in September 1991. The Company’s Gamma Knife units performed approximately 2,300 procedures in 2007 for a cumulative total of approximately 19,000 procedures through December 31, 2007.
Revenue from Gamma Knife services for the Company during the five (5) years ended December 31, and the percentage of total revenue of the Company represented by the Gamma Knife for each of the last five years, are set forth below:

Year Ended	Total Gamma Knife	Gamma Knife
December 31,	Revenue (in thousands)	Total Revenue
2007	$22,056 (1)	97.0%
2006	$20,385	100.0%
2005	$18,231	100.0%
2004	$16,389	100.0%
2003	$16,178	100.0%

(1)	includes $3,200,000 of equipment sales revenue from the sale of a Perfexion Gamma Knife system to an existing Gamma Knife customer at the end of the contract term.
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
GKF’s profits and/or losses and any cash distributions are allocated based on membership interests. GKF’s operating agreement requires that it have a cash reserve of at least $50,000 before cash distributions are made to its members. From inception to December 31, 2007, GKF has distributed $24,786,000 to the Company and $5,814,000 to the minority partner.
Image Guided Radiation Therapy Operations
The Company’s radiation therapy business currently consists of one Image Guided Radiation Therapy (IGRT) system that began operation in September 2007 at an existing Gamma Knife customer site. Revenue generated under IGRT services accounted for approximately 3% of the Company’s total revenue in 2007.
IGRT technology integrates imaging and detection components into a state-of-the-art linear accelerator, allowing clinicians to plan treatment, verify positioning, and deliver treatment with a single device, providing faster, more effective radiation therapy with less damage to healthy tissue.  IGRT captures CT, fluoroscopic and x-ray images on a daily basis, creating three-dimensional images that pinpoint the exact size, location and coordinates of tumors. Once tumors are pinpointed, the system delivers ultra-precise doses of radiation which ultimately leads to improved patient outcomes.
Based on the most recently available census information, there were 3,185 linear accelerator based radiation therapy units installed in the United States as of 2006, 770 of which provided IGRT services. Radiation therapy services were provided through approximately 1,400 hospital based oncology centers and approximately 700 non-hospital based oncology centers.
Additional information on our operations can be found in Item 6–“Selected Financial Data”, Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 of our consolidated financial statements beginning on page A-8 of this report.
CUSTOMERS
The Company’s current business is the outsourcing of stereotactic radiosurgery services and radiation therapy services. The Company typically provides the equipment, as well as planning, installation, reimbursement and marketing support services. The majority of the Company’s customers pay the Company on a fee per use basis. The market for these services primarily consists of major urban medical centers. The business is capital intensive; the total cost of a Gamma Knife or IGRT facility usually ranges from $3 million to $5.5 million, including equipment, site construction and installation. The Company pays for the equipment and the medical center generally pays for site and installation costs. The following is a listing of the Company’s current sites as of March 7, 2008:

	Original Term	Year Contract
Customers (Gamma Knife except as noted)	of Contract	Began	Basis of Payment
Existing sites
Southwest Texas Methodist Hospital	10 years	1998	Fee per use
San Antonio, Texas
Yale New Haven Ambulatory Services Corporation	10 years	1998	Fee per use
New Haven, Connecticut
Kettering Medical Center	10 years	1999	Fee per use
Kettering, Ohio
New England Medical Center	10 years	1999	Fee per use
Boston, Massachusetts
University of Arkansas for Medical Sciences	15 years	1999	Revenue sharing
Little Rock, Arkansas
Froedtert Memorial Lutheran Hospital	10 years	1999	Fee per use
Milwaukee, Wisconsin
JFK Medical Center	10 years	2000	Fee per use
Edison, New Jersey
Sunrise Hospital and Medical Center	10 years	2001	Fee per use
Las Vegas, Nevada
Central Mississippi Medical Center	10 years	2001	Fee per use
Jackson, Mississippi
OSF Saint Francis Medical Center	10 years	2001	Fee per use
Peoria, Illinois
Bayfront Medical Center	10 years	2002	Fee per use
St. Petersburg, Florida
Mercy Medical Center	10 years	2002	Fee per use
Rockville Center, New York
The Johns Hopkins Hospital	10 years	2003	Revenue Sharing
Baltimore, Maryland
Baptist Medical Center	8 years	2003	Revenue Sharing
Jacksonville, Florida
Albuquerque Regional Medical Center	10 years	2003	Fee per use
Albuquerque, New Mexico
Lehigh Valley Hospital	10 years	2004	Fee per use
Allentown, Pennsylvania
Baptist Hospital of East Tennessee	10 years	2005	Revenue Sharing
Knoxville, Tennessee
Northern Westchester Hospital	10 years	2005	Fee per use
Mt. Kisco, New York
Mercy Health Center	10 years	2005	Revenue Sharing
Oklahoma City, Oklahoma
New England Medical Center (IGRT)	10 years	2007	Revenue Sharing
Boston, Massachusetts
The Company currently has one new Gamma Knife fee per use contract under development, at USC University Hospital, which is anticipated to become operational during the second half of

2008. One existing Gamma Knife customer is expected to exercise an early termination provision in its contract, which would end its contract with the Company in late first quarter 2008.
The Company’s fee per use agreement is typically for a ten year term. The fixed fee per use reimbursement amount that the Company receives from the customer is based on the Company’s cost to provide the service and the anticipated volume of the customer. The Gamma Knife contracts signed by the Company typically call for a fee ranging from $7,500 to $9,000 per procedure. There are no minimum volume guarantees required of the customer. Typically, GKF is responsible for providing the Gamma Knife and related ongoing Gamma Knife equipment expenses (i.e., personal property taxes, insurance, and equipment maintenance) and also helps fund the customer’s Gamma Knife marketing. The customer generally is obligated to pay site and installation costs and the costs of operating the Gamma Knife. The customer can either renew the agreement or terminate the agreement at the end of the contractual term. If the customer chooses to terminate the agreement, then GKF removes the equipment from the medical center for possible placement at another site.
The Company’s revenue sharing agreements (“retail”) are for a period of eight to fifteen years. Instead of receiving a fixed fee, the Company receives all or a percentage of the reimbursement (exclusive of physician fees) received by the customer less the site operating expenses. The Company is at risk for any reimbursement rate changes for radiosurgery or radiation therapy services by the government or other third party payors. The Company is also at risk if the customer inefficiently operates the equipment. There are no minimum volume guarantees required of the customer.
One customer accounted for approximately 13% of the Company’s revenue in both 2007 and 2006. No one individual customer accounted for more than 10% of the Company’s revenue in 2005.
MARKETING
The Company markets its services through its preferred provider status with Elekta and a direct sales effort. In January 2007 the Company hired a Vice President of Sales and Business Development to lead the direct sales effort. Prior to that, the direct sales effort was generally led by the Company’s Chief Executive and Chief Operating Officers, with the assistance of a Director of Sales. The major advantages to a health care provider in contracting with the Company for Gamma Knife services include:
▪	The medical center avoids the high cost of owning the equipment. By not acquiring the Gamma Knife unit or other medical equipment, the medical center is able to allocate the funds otherwise required to purchase and/or finance the Gamma Knife to other projects.

▪	The medical center avoids the risk of equipment under-utilization. The Company does not have minimum volume requirements. The medical center pays the Company only for each procedure performed on a patient.

▪	The medical center transfers the risk of technological obsolescence to the Company. The medical center and its physicians are not under any obligation to utilize technologically obsolete equipment.

▪	The Company provides planning, installation, operating and marketing assistance and support to its customers.
FINANCING
The Company’s IGRT site is operated by ASHS and is financed at approximately 100% of the total project cost, under a loan that fully amortizes over an 84-month period and is fully collateralized by the equipment, the customer contract and accounts receivable.
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
COMPETITION
Conventional neurosurgery and radiation therapy are the primary competitors of Gamma Knife radiosurgery. Gamma Knife radiosurgery has gained acceptance as an alternative and/or adjunct to conventional surgery due to its more favorable morbidity outcomes for certain procedures as well as its non-invasiveness. Utilization of the Company’s Gamma Knife units is contingent on the acceptance of Gamma Knife radiosurgery by the customer’s neurosurgeons, radiation oncologists and referring physicians. In addition, the utilization of the Company’s Gamma Knife units is impacted by the proximity of competing Gamma Knife centers and providers using other radiosurgery devices.
The Company’s ability to secure additional customers for Gamma Knife services, other radiosurgery and radiation therapy services is dependent on its ability to effectively compete against (i) Elekta, the manufacturer of the Gamma Knife, (ii) manufacturers of other radiosurgery and radiation therapy devices, and (iii) other companies that outsource these services. The Company does not have an exclusive relationship with Elekta or other manufacturers and has previously lost sales to customers that chose to purchase equipment directly from manufacturers. The Company may continue to lose future sales to such customers and may also lose sales to the Company’s competitors.

GOVERNMENT REGULATION
The Company’s Gamma Knife and radiation therapy customers receive payments for patient care from federal government and private insurer reimbursement programs. Currently in the United States, Gamma Knife services are performed on an in-patient and on an out-patient basis. Gamma Knife patients with Medicare as their primary insurer and treated on either an in-patient or out-patient basis, comprise an estimated 20% to 35% of the total Gamma Knife patients treated. Radiation therapy patients with Medicare as their primary insurer and treated on either an in-patient or out-patient basis, comprise an estimated 30% to 40% of the total radiation therapy patients treated.
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
In 1986 and again in 1990, Congress enacted legislation requiring the Department of Health and Human Services (“DHHS”) to develop proposals for a PPS for Medicare out-patient services. DHHS proposed a new payment system, Ambulatory Payment Classifications (“APC”), which affects all out-patient services performed in a hospital based facility. APC implementation took place in the third quarter of 2000.
The APC consists of 346 clinically, homogenous classifications or groupings of codes that are typically used in out-patient billing. Out-patient services are bundled with fixed rates of payment determined according to specific regional and national factors, similar to that of the in-patient PPS.
The Gamma Knife APC rate is modified periodically but the total reimbursement amount has historically remained fairly constant. However, effective January 1, 2006 the Medicare outpatient reimbursement rate for Gamma Knife procedures was increased approximately 28% compared to the 2005 rate of reimbursement, and on January 1, 2007 this rate was increased approximately 24% compared to the 2006 rate. The 2008 outpatient payment rate was reduced approximately 5% compared to the 2007 rate. The Company has four contracts from which its revenue is directly affected by changes in payment rates under the APC system.
IGRT is a relatively new service to radiation oncology. The 2005 through 2007, APC payment rates averaged approximately $80 for each of five procedure codes. In 2008 DHHS determined that these services are to be packaged into other services. As a result, there are currently no specific outpatient payment rates for IGRT, and reimbursement is made through various packaged codes.

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
The Company’s Gamma Knife units contain Cobalt 60 radioactive sources. The medical centers that house the Company’s Gamma Knife units are responsible for obtaining possession and user’s licenses for the Cobalt 60 source from the Nuclear Regulatory Commission.

Standard linear accelerator equipment utilized to treat patients is regulated by the Food and Drug Administration. The licensing is obtained by the individual medical center operating the equipment.
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
PROTON BEAM RADIATION THERAPY BUSINESS
Proton beam radiation therapy is an alternative to traditional external beam, photon based radiation delivered by linear accelerators. PBRT, first clinically introduced in the 1950’s, has physics advantages compared to photon based systems which allow PBRT to deliver higher radiation doses to the tumor with less radiation to healthy tissue. PBRT currently treats prostate, eye, cranial-spinal, head and neck, lung, liver and breast tumors. In excess of 55,000 patients have been treated with protons worldwide.
Introduction of PBRT in the United States, until recently, has been limited due to lack of adequate reimbursement and the high capital costs of these projects. The Company believes that the current development of one and two treatment room PBRT systems at lower capital costs, and the recent implementation of reimbursement rates for PBRT from the Centers for Medicare and Medicaid Services (“CMS”) will help make this technology available to a larger segment of the market. CMS PBRT reimbursement in 2007 increased approximately 20% over 2006 reimbursement levels; however, the reimbursement is projected to decrease approximately 30% in 2008 compared to 2007 reimbursement levels.
There are several competing manufacturers of proton beam systems, including Still River, IBA Particle Therapy Inc., Hitachi Ltd., Optivus Proton Therapy Inc., Varian Medical Systems, Inc. (Accel) and Mitsubishi Electric. The Company has invested in Still River and has made deposits towards the purchase of two Still River Monarch250™ systems. The Still River system potentially provides cancer centers the opportunity to introduce single treatment room PBRT services for approximately $20 million rather than four and five PBRT treatment room programs costing in excess of $100 million. The Still River system is not yet FDA approved and there can be no assurance that it will be approved.

The Company believes the business model it has developed for use in its Gamma Knife and radiation therapy businesses can be tailored for the PBRT market segment. The Company is targeting large, hospital based cancer programs. The Company’s ability to develop a successful PBRT financing entity depends on the decision of cancer centers to self fund or to fund the PBRT through conventional financing vehicles, the Company’s ability to capture market share from competing alternative PBRT financing entities, and the Company’s ability to raise capital to fund PBRT projects.
EMPLOYEES
At December 31, 2007, the Company employed twelve (12) people on a full-time basis. None of these employees is subject to a collective bargaining agreement and there is no union representation within the Company. The Company maintains various employee benefit plans and believes that its employee relations are good.
EXECUTIVE OFFICERS OF THE COMPANY
The following table provides current information concerning those persons who serve as executive officers of the Company. The executive officers were appointed by the Board of Directors and serve at the discretion of the Board of Directors.

Name:	Age:	Position:
Ernest A. Bates, M.D.	71	Chairman of the Board of Directors and Chief Executive Officer
Craig K. Tagawa	54	Senior Vice President — Chief Operating and Financial Officer
Ernest R. Bates	41	Vice President of Sales and Business Development
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
Ernest R. Bates joined the Company in January 2007 as Vice President of Sales and Business Development. He was on the board of directors of the Company from 2004 through February 2007. Prior to joining the Company, he had been Managing Director, Institutional Fixed Income Sales of HSBC Securities (USA), Inc. since 2003. Mr. Bates has also served as Managing Director, Head of Asian Product for HSBC Securities (USA) Inc. from 1999 to 2003. From 1993 through 1999, Mr. Bates held various positions with Merrill Lynch, last serving as Vice President, European Syndicate for Merrill Lynch International. He received his undergraduate degree from Brown University and a M.B.A. degree from The Wharton Business School. Ernest R. Bates is the son of Chairman of the Board and Chief Executive Officer Dr. Ernest A. Bates.
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
The Company’s Capital Investment at Each Site is Substantial
Each radiosurgical or radiation therapy device requires a substantial capital investment. In some cases, we contribute additional funds for capital costs and/or annual operating and equipment related costs such as marketing, maintenance, insurance and property taxes. Due to the structure of our contracts with medical centers, there can be no assurance that these costs will be fully recovered or that we will earn a satisfactory return on our investment.
The Market for the Gamma Knife is Limited
There is a limited market for the Gamma Knife, and the market may be mature. The Company has recently entered into its first Gamma Knife contract at a new site since 2004. Due to the substantial costs of acquiring a Gamma Knife unit, we must identify medical centers that possess neurosurgery and radiation oncology departments capable of performing a large number of Gamma Knife procedures. As of December 31, 2007 there were approximately 115 operating Gamma Knife units in the United States, of which 20 units were owned by us, and approximately 257 units in operation worldwide. There can be no assurance that we will be successful in placing additional units at any sites in the future. The Company’s existing contracts with its customers are fixed in length and there can be no assurance that the customers will wish to extend the contract beyond the end of the term.
The Company Has a High Level of Debt
The Company’s business is capital intensive. The Company finances its IGRT system through ASHS and its Gamma Knife units primarily through its GKF subsidiary. The amounts financed through GKF have been generally non-recourse to ASHS. The Company’s combined long term debt and present value of capital leases totals $32,276,000 and is collateralized by the Gamma Knife and IGRT equipment and other assets, including accounts receivable and future proceeds from any contract between the Company and any end user of the financed equipment. This high level of debt may adversely affect the Company’s ability to secure additional credit in the future, and as a result may affect operations and profitability. If default on debt occurs in the future, the Company’s creditors would have the ability to accelerate the defaulted loan, to seize the Gamma Knife unit or other equipment with respect to which default has occurred, and to apply any collateral they may have at the time to cure the default. The Company also has a line of credit with a bank, against which it has drawn $4,100,000 as of December 31, 2007.
The Market is Competitive
There are currently approximately three companies (in addition to our company) that actively provide alternative, non-conventional Gamma Knife financing to potential customers. We believe there are no competitor companies that currently have more than six Gamma Knife units in operation. The Company’s relationship with Elekta, the manufacturer of the Leksell Gamma Knife unit, is non-exclusive, and in the past the Company has lost sales to customers that chose to purchase a Gamma Knife unit directly from Elekta. In addition, the Company may continue to lose future sales to such customers and may also lose future sales to its competitors. There can be no assurance that the Company will be able to successfully compete against others in placing future units.
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
The Company’s Revenue Could Decline if Federal Reimbursement Rates are Lowered
The amount reimbursed to medical centers for each Gamma Knife or radiation therapy treatment may decline in the future. The reimbursement decrease may come from federally mandated programs (i.e., Medicare and Medicaid) or other third party payor groups. Fourteen of the Company’s twenty existing contracts are reimbursed by the medical center to the Company on a fee per use basis. The primary risk under this type of contract is that the actual volume of procedures could be less than projected. However, a significant reimbursement rate reduction may result in the Company restructuring certain of its existing contracts. There are also six contracts where the Company receives revenue based directly on the amount of reimbursement received for procedures performed. Revenue under those contracts and any future contracts with revenue based directly on reimbursement amounts will be impacted by any reimbursement rate change. Some of the Company’s future contracts for Gamma Knife services may have revenue based on such reimbursement rates instead of a fee for service basis. There can be no assurance that future changes in healthcare regulations and reimbursement rates will not directly or indirectly adversely affect the Company’s Gamma Knife revenue.
New Technology and Products Could Result in Equipment Obsolescence
There is constant change and innovation in the market for highly sophisticated medical equipment. New and improved medical equipment can be introduced that could make the Gamma Knife technology obsolete and that would make it uneconomical to operate. During 2000, Elekta introduced an upgraded Gamma Knife which costs approximately $3.6 million plus applicable tax and duties. This upgrade includes an Automatic Positioning System™ (“APS”), and therefore involves less health care provider intervention. In early 2005, Elekta introduced a new upgrade, the model 4C. Twelve of our existing Gamma Knife units include APS and eight of our existing Gamma Knife units are upgradeable. The cost to upgrade existing units to the new model 4C Gamma Knife with APS is estimated to be approximately $200,000 to $1,000,000, depending on the current Gamma Knife configuration. In 2006 Elekta introduced a new model of the Gamma Knife, the Perfexion, which costs approximately $4.5 million plus applicable taxes and duties. The Perfexion can perform procedures faster than previous Gamma Knife models and it provides the additional ability to perform procedures on areas of the cervical spine. Existing models of the Gamma Knife are not upgradeable to the Perfexion model. The failure to acquire or use new technology and products could have a material adverse effect on our business and results of operations.
In addition, there are constant advances made in radiation therapy equipment. The Company purchased an IGRT system in 2006 with a list price of approximately $8,300,000. New and improved medical equipment can be introduced that could make the existing technology obsolete and that would make it uneconomical to operate.
The Company has Invested in a Proton Beam Business that is Developmental and Unproven
We have committed a substantial amount of our financial resources to next-generation proton beam technology. The PBRT system being developed by Still River is not commercially proven and cannot be reimbursed by most major insurors prior to FDA approval, which may not be obtained until 2009, if at all. Prior to that time, we must make progress payments of $6,000,000 for two Monarch250™ systems (The Company has already made deposits of $2,000,000 towards this commitment). There can be no assurance that we will recover this investment or future investments, or our $2,617,000 minority investment in Still River. Our current belief is that we will begin to receive revenue for PBRT systems placed and financed by us during 2010, pending FDA approval.

ITEM 2.
PROPERTIES
The Company’s corporate offices are located at Four Embarcadero Center, Suite 3700, San Francisco, California, where it leases approximately 4,600 square feet for $23,195 per month. This lease expires in May 2011. A portion of the office space is subleased on a month-to-month basis to two third parties for approximately $1,000 per month.
For the year ended December 31, 2007 the Company’s aggregate net rental expenses for all properties and equipment were approximately $381,000.
ITEM 3.
LEGAL PROCEEDINGS
There are no material pending legal proceedings involving the Company or any of its property. The Company knows of no legal or administrative proceedings against the Company contemplated by governmental authorities.
ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to a vote of the Company’s security holders through the solicitation of proxies or otherwise during the fourth quarter of 2007.

PART II
ITEM 5.
MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
The Company’s common shares, no par value (the “Common Shares”), are currently traded on the American Stock Exchange. During 2007 the Company was granted its request to withdraw from the NYSE Arca Exchange, following its filing a Form 25 with the Securities and Exchange Commission. The table below sets forth the high and low closing sale prices of the Common Shares of the Company on the American Stock Exchange Consolidated Reporting System for each full quarter for the last two fiscal years.

	Prices for Common Shares
Quarter Ending	High	Low
March 31, 2006	$6.95	$5.90
June 30, 2006	$7.35	$6.11
September 30, 2006	$6.56	$5.50
December 31, 2006	$6.90	$6.10
March 31, 2007	$5.91	$6.68
June 30, 2007	$6.39	$5.80
September 30, 2007	$6.00	$3.65
December 31, 2007	$4.00	$1.85
The Company estimates that there were approximately 2,500 beneficial holders of its Common Shares at December 31, 2007.
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
During 2007 holders of options to acquire the Company’s common stock exercised their respective rights pursuant to such securities, resulting in the Company issuing 1,000 new shares of common stock. In addition, 2,000 new shares of common stock were issued to the Company’s board of directors, from stock grants that vested in 2007.

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
At December 31, 2007 the Company had 5,026,587 issued and outstanding common shares, 568,180 common shares reserved for options, 1,500 restricted stock units issued and 5,596 shares reserved pursuant to the Company’s Shareholder Rights Plan.
During 2007, shareholders of record on January 2, 2007, April 2, 2007 and July 2, 2007 were paid quarterly dividends of $0.0475 per common share on January 15, 2007, April 16, 2007 and July 16, 2007, respectively. Subsequently, the Board of Directors suspended dividends for the purpose of preserving cash for the development of its PBRT business. During 2006, shareholders of record as of January 3, 2006, April 3, 2006, July 3, 2006 and October 2, 2006 were paid quarterly dividends of $0.0475 per common share on January 18, 2006, April 17, 2006, July 14, 2006 and October 16, 2006. The Board of Directors evaluates the Company’s level of earnings, balance sheet position, availability of cash and expected future cash requirements on a quarterly basis to determine its dividend policy. The Company did not pay cash dividends prior to 2001.

PERFORMANCE GRAPH, TOTAL RETURN TO SHAREHOLDERS
The following graph and table compares cumulative total shareholder return on the Company’s Common Shares (“ASHS total return”) (i) with the cumulative total return of the Standard & Poor’s 500 Stock Index (“S&P 500”) and (ii) with the Standard & Poor’s SmallCap 600 Stock Index (“S&P SmallCap600”), in each case during the five years ended December 31, 2007.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among American Shared Hospital Services, The S&P 500 Index
And The S&P Smallcap 600 Index

*	$100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2008, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

	12/02	12/03	12/04	12/05	12/06	12/07
American Shared Hospital Services	100.00	153.04	156.39	170.25	185.63	58.43
S&P 500	100.00	128.68	142.69	149.70	173.34	182.87
S&P Smallcap 600	100.00	138.79	170.22	183.30	211.01	210.38

ITEM 6.
SELECTED FINANCIAL DATA
Summary of Operations

	Year Ended December 31,
	(Amounts in thousands except per share data)
	2007	2006	2005	2004	2003
Revenue	$22,622	$20,385	$18,231	$16,389	$16,178

Costs of operations	13,354	10,365	9,072	7,887	7,400
Selling and administrative expense	4,646	3,995	3,613	2,963	3,255
Interest expense	1,946	2,161	2,075	2,261	2,547

Total expenses	19,946	16,521	14,760	13,111	13,202

Income from operations	2,676	3,864	3,471	3,278	2,976
Interest and other income	328	308	202	102	121
Minority interest expense	(1,134)	(1,314)	(1,126)	(983)	(928)

Income before income taxes	1,870	2,858	2,547	2,397	2,169
Income tax expense	919	1,202	780	412	787

Net income	$951	$1,656	$1,767	$1,985	$1,382

Net income per common share:
Basic	$0.19	$0.33	$0.36	$0.46	$0.36
Diluted	$0.19	$0.33	$0.35	$0.39	$0.27
Cash dividend declared per common share	$0.0950	$0.1900	$0.1875	$0.1725	$0.2000
Dividend payout ratio (paid and declared)	0.50	0.58	0.54	0.44	0.74
See accompanying note (1)
Balance Sheet Data

	As of December 31,
	(Amounts in thousands)
	2007	2006	2005	2004	2003
Cash and cash equivalents	$6,340	$3,952	$1,298	$8,121	$10,312
Securities- current	2,605	1,574	4,537	957	—
Restricted cash	50	50	50	50	50
Working capital (deficit)	747	(541)	2,423	4,978	5,268
Securities- long-term	1,065	3,380	2,797	—	—
Total assets	63,044	50,905	48,668	47,367	46,304
Advances on line of credit	4,100	4,000	—	—	—
Current portion of long-term debt/capital leases	8,272	5,876	6,377	6,562	6,803
Long-term debt/capital leases, less current portion	24,004	15,189	18,705	18,924	20,114
Shareholders’ equity	$19,540	$19,009	$18,320	$17,546	$15,329
See accompanying note (1)

(1)	In October 1995, the Company entered into an operating agreement granting to American Shared Radiosurgery Services (a California corporation and a wholly-owned subsidiary of the Company) an 81% ownership interest in GK Financing, LLC. ASHS incorporated a new wholly-owned subsidiary, OR21, Inc. (“OR21”) in November 1999, and a new wholly-owned subsidiary, MedLeader.com, Inc. (“MedLeader”) in April 2000. Accordingly, the financial data for the Company presented above include the results of GKF, OR21 and MedLeader for 2003 through 2007.

This financial data as of December 31, 2007, 2006 and 2005 and for the years ended December 31, 2007, 2006 and 2005 should be read in conjunction with our consolidated financial statements and the notes thereto beginning on page A-1 of this report and with Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
The most significant accounting policies followed by the Company are presented in Note 2 to the consolidated financial statements. These policies along with the disclosures presented in the other financial statement notes and in this discussion and analysis, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts, and the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for doubtful accounts and revenue recognition to be two areas that required the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available. The following are our critical accounting policies in which management’s estimates, assumptions and judgments most directly and materially affect the financial statements:

Revenue Recognition
The Company has one revenue-generating activity, which consists of equipment leasing to hospitals, and includes the operation of Gamma Knife units by GKF and the operation of an IGRT site by ASHS.
Revenue is recognized when services have been rendered and collectibility is reasonably assured, on either a fee per use or revenue sharing basis. The Company has contracts with fourteen fee per use hospitals and six retail hospitals. Under both of these types of agreements, the hospital is responsible for billing patients and collection of fees for services performed. Revenue associated with installation of the Gamma Knife and IGRT units, if any, is a part of the negotiated lease amount and not a distinctly identifiable amount. The costs, if any, associated with installation of the units are amortized over the period of the related lease to match revenue recognition of these costs.
For fee per use agreements, revenue is not estimated because these contracts provide for a fixed fee per procedure, and are typically for a ten year term. Revenue is recognized at the time the procedures are performed, based on each hospital’s contracted rate. There is no guaranteed minimum payment. Costs related to operating the units are charged to costs of operations as incurred, which approximates the recognition of the related revenue. Revenue under fee per use agreements is recorded on a gross basis.
ASHS has one agreement and GKF has five agreements that are based on revenue sharing. These can be further classified as either “turn-key” arrangements or “net revenue sharing” arrangements. For GKF’s four turn-key sites, GKF is solely responsible for the costs to acquire and install the Gamma Knife. In return, GKF receives payment from the hospital in the amount of its reimbursement from third party payors. Revenue is recognized by the Company during the period in which the procedure is performed, and is estimated based on what can be reasonably expected to be paid by the third party payor to the hospital. The estimate is primarily determined from historical experience and hospital contracts with third party payors. These estimates are reviewed on a regular basis and adjusted as necessary to more accurately reflect the expected payment amount. The Company also records an estimate of operating costs associated with each procedure during the period in which the procedure is performed. Costs are determined primarily based on historical treatment protocols and cost schedules with the hospital. The Company’s estimated operating costs are reviewed on a regular basis and adjusted as necessary to more accurately reflect the actual operating costs. Revenue for turn-key sites is recorded on a gross basis, and the operating expenses the Company reimburses to the hospital are recorded in other operating costs.
Under net revenue sharing arrangements the hospital shares in the responsibility and risk with the Company for the capital investment to acquire and install the equipment. Unlike our turn-key arrangement, the lease payment under a net revenue sharing arrangement is a percentage of revenue less operating costs. Payments are made by the hospital, generally on a monthly basis, to GKF based on an agreed upon percentage allocation of income remaining after all operating expenses are deducted from cash collected. Revenue is recognized during the period in which procedures are performed, and is determined based on the net reimbursement amount that the Company expects to receive from the hospital for those procedures. Under the net revenue sharing arrangement, the percent of revenue received is recorded net of costs to provide the treatment. This estimate is reviewed on a regular basis and adjusted as necessary to more accurately reflect the expected payment amount.
Revenue from retail arrangements amounted to approximately 32%, 34% and 29% of revenue for the years ended December 31 2007, 2006 and 2005, respectively.
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
If the Company’s net accounts receivable estimates for revenue sharing customers as of December 31, 2007 changed by as much as 10% based on actual collection information, it would have the effect of increasing or decreasing revenue by approximately $289,000.
GENERAL
For the year ended December 31, 2007, 97% of the Company’s revenue was derived from its Gamma Knife business, and the remaining 3% from its IGRT business. For the years ended December 31, 2006 and 2005, 100% of the Company’s revenue was derived from its Gamma Knife business.
TOTAL REVENUE

		Increase		Increase
(in thousands)	2007	(Decrease)	2006	(Decrease)	2005
Total revenue	$22,622	11.0%	$20,385	11.8%	$18,231
Total revenue increased 11% in 2007 compared to 2006, primarily due to $3,200,000 of equipment sales revenue, which was generated by the sale of a new Gamma Knife unit to an existing Gamma Knife customer in fourth quarter 2007 near the end of the Company’s lease with the customer. The revenue increase was also partially due to the addition of the Company’s first contract to provide IGRT services in third quarter 2007, which was partially offset by the termination of another Gamma Knife contract at the end of its term in third quarter 2007.
IGRT Revenue
In September 2007, the equipment provided under the Company’s contract for IGRT services at an existing Gamma Knife customer became operational, and medical services revenue for IGRT services provided $566,000 in revenue for the year.

Gamma Knife Revenue
Total Gamma Knife revenue for 2007 increased 8.2% to $22,056,000 compared to $20,835,000 in 2006. The revenue for 2007 includes $3,200,000 of equipment sales revenue, which was generated by the sale of a new Gamma Knife unit to an existing Gamma Knife customer in fourth quarter 2007 near the end of the Company’s lease with the customer. Revenue from this equipment sale is not considered medical services revenue, and is not included in the table below.

		Increase		Increase
	2007	(Decrease)	2006	(Decrease)	2005
Medical services revenue (in thousands)	$18,856	(7.5%)	$20,385	11.8%	$18,231
Number of Gamma Knife procedures	2,335	(8.9%)	2,563	6.3%	2,410
Average revenue per procedure	$8,075	1.5%	$7,954	5.1%	$7,565
Medical services revenue from Gamma Knife operations decreased $1,529,000 in 2007 compared to 2006, and increased $2,154,000 in 2006 compared to 2005. The 2007 decrease was due to the termination of one Gamma Knife contract at the end of its term in third quarter 2007 and a 6% decrease in revenue from Gamma Knife units in operation more than one year. The 2006 increase compared to 2005 was primarily due to the full year inclusion of three new Gamma Knife units that began operation during 2005 and an increase in the average revenue per procedure, primarily at some of the Company’s revenue sharing sites. The Company had twenty, twenty-one and twenty-one Gamma Knife units in operation at December 31, 2007, 2006 and 2005, respectively.
The number of Gamma Knife procedures in 2007 decreased by 228 compared to 2006 due to the termination of one Gamma Knife contract at the end of its term in third quarter 2007 and a 7% decrease in procedures from Gamma Knife units in operation more than one year. The number of Gamma Knife procedures in 2006 increased by 153 compared to 2005 primarily due to the full year inclusion of three Gamma Knife units that began operation during 2005 and a 2% increase in procedures from Gamma Knife units in operation more than one year.
Revenue per procedure increased by $121 in 2007 and increased by $389 in 2006 compared to the prior years, respectively. The Company’s contracts generally have different procedure rates because their investment basis varies, so revenue per procedure can vary year to year depending primarily on the mix of procedures performed at certain locations. In addition to this normal variation in the procedure mix, the increase in 2007 was also due to the termination of a Gamma Knife contract during 2007 that had a lower than average per procedure rate. The increase per procedure in 2006 was primarily due to higher average procedure rates at the Company’s turn-key retail sites and a higher mix of revenue generated by the retail sites compared to fee per use sites.

COSTS OF OPERATIONS

		Increase		Increase
(In thousands)	2007	(Decrease)	2006	(Decrease)	2005
Costs of operations	$13,354	28.8%	$10,365	14.3%	$9,072
Percentage of total revenue	59.0%		50.8%		49.8%
The Company’s costs of operations, consisting of cost of equipment sales, maintenance and supplies, depreciation and amortization, and other operating expenses (such as insurance, property taxes, sales taxes, marketing costs and operating costs from the Company’s retail sites) increased $2,989,000 in 2007 compared to 2006, and increased $1,293,000 in 2006 compared to 2005.
In 2007 costs of operations included $3,394,000 in cost of equipment sales, compared to no cost in 2006 and 2005. Cost of equipment sales is specific to equipment sales revenue, and represents approximately 15% of total revenue in 2007.
The Company’s maintenance and supplies costs were 6% of total revenue in each of the years 2007, 2006 and 2005. Maintenance and supplies costs decreased $11,000 in 2007 compared to 2006, and increased $260,000 in 2006 compared to 2005. The decrease in 2007 compared to 2006 was primarily caused by the end of one maintenance contract due to the termination of the customer lease, and the discontinuance of another maintenance contract where the equipment came under warranty due to a Perfexion Gamma Knife upgrade. These decreases were partially offset by contract price increases at several other sites. The increase in 2006 compared to 2005 was primarily due to the expiration of the warranty period on three Gamma Knife units and the full year inclusion of one Gamma Knife unit where the warranty period expired during 2005.
Depreciation and amortization increased $128,000 in 2007 compared to 2006, and increased $470,000 in 2006 compared to 2005. The increase in 2007 was primarily due to the addition of one IGRT system in the third quarter, the replacement of one Gamma Knife unit to a Perfexion unit in the fourth quarter, and the cobalt reload of another Gamma Knife unit in the third quarter. The increase was partially offset by depreciation ending on one Gamma Knife unit due to the end of lease termination of a customer contract. The increase in 2006 was primarily due to the full year’s inclusion of depreciation from three Gamma Knife units that started operation during 2005, and the upgrade and/or cobalt reload on two existing Gamma Knife units in 2006.
Other direct operating costs as a percentage of medical services revenue were 12%, 16% and 14% in 2007, 2006 and 2005, respectively. The decrease of $522,000 in 2007 compared to 2006 was primarily due to reduced marketing and promotion costs at the operations level and lower property tax, sales/use tax and other local tax expense. The increase of $563,000 in 2006 compared to 2005 was primarily due to higher operating costs related to an increase in the number of procedures performed at two of the Company’s turn-key retail locations.

SELLING AND ADMINISTRATIVE

		Increase		Increase
(In thousands)	2007	(Decrease)	2006	(Decrease)	2005
Selling and administrative costs	$4,646	16.3%	$3,995	10.6%	$3,613
Percentage of revenue	20.5%		19.6%		19.8%
The Company’s selling and administrative costs increased $651,000 in 2007 compared to 2006, and increased $382,000 in 2006 compared to 2005. The increase in 2007 compared to 2006 was primarily due to increased payroll related costs of approximately $227,000 and business development costs of approximately $178,000. The Company increased spending in these areas primarily due to its attempt to develop the PBRT business. In addition, audit and accounting fees increased approximately $190,000, and consulting and other fees increased approximately $211,000. These increases were partially offset by reduced legal fees and contributions of approximately $79,000 and $72,000, respectively, compared to the prior year. The increase in 2006 compared to 2005 was due to increased legal, accounting and consulting fees of approximately $234,000 and payroll related costs of approximately $346,000, primarily bonuses paid for the development of the proton beam business. These increases were partially offset by lower business meeting and other business development costs. Costs to develop the Company’s OR21 business decreased $82,000, and there was no Gamma Knife User’s Meeting in 2006, unlike 2005 when the Company spent $42,000 for its second such meeting.
INTEREST EXPENSE

		Increase		Increase
(In thousands)	2007	(Decrease)	2006	(Decrease)	2005
Interest expense	$1,946	(9.9%)	$2,161	4.1%	$2,075
Percentage of revenue	8.6%		10.6%		11.4%
The Company’s interest expense decreased $215,000 in 2007 compared to 2006, and increased $86,000 in 2006 compared to 2005. The decrease in 2007 was due to lower interest expense on the Company’s more mature Gamma Knife units and the completion of debt service on two Gamma Knife units. This was partially offset by additional interest expense from financing a Perfexion Gamma Knife unit at one site, financing the IGRT system at another site, and increased interest expense on borrowing under the Company’s line of credit with a bank. The increase in 2006 was primarily due to interest expense from borrowing under the Company’s line of credit which offset lower interest expense from financing on the Company’s Gamma Knife units. Interest expense on the more mature units is lower than newer units because interest expense decreases with each principal payment.

OTHER INCOME AND EXPENSE

		Increase		Increase
(In thousands)	2007	(Decrease)	2006	(Decrease)	2005
Interest and other income	$328	6.5%	$308	52.5%	$202

Percentage of revenue	1.4%		1.5%		1.1%

Minority interest expense	$(1,134)	(13.7%)	$(1,314)	16.7%	$(1,126)

Percentage of revenue	(5.0)%		(6.4)%		(6.2)%
Interest and other income increased $20,000 in 2007 compared to 2006 and increased $106,000 in 2006 compared to 2005. The increase in 2007 was primarily due to higher invested cash balances and higher interest rates on those investments. The increase was partially offset by a loss on disposal of assets of $186,000 upon the termination of a customer contract. The increase in 2006 compared to 2005 was primarily due to investment in longer term holdings with higher interest rates available compared to prior years.
Minority interest decreased $180,000 in 2007 and increased $188,000 in 2006 compared to the prior year, respectively. Minority interest represents the pre-tax income earned by the minority partner’s 19% interest in GKF. The decrease or increase in minority interest reflects the relative profitability of GKF.
INCOME TAXES

		Increase		Increase
(In thousands)	2007	(Decrease)	2006	(Decrease)	2005
Income tax expense	$919	(23.5%)	$1,202	54.1%	$780
Percentage of revenue	4.1%		5.9%		4.3%
Income tax expense decreased $283,000 in 2007 compared to 2006, and increased $422,000 in 2006 compared to 2005. The Company’s income tax expense decreased in 2007 compared to 2006 primarily because of reduced income before income taxes, although the effective income tax rate increased to an estimated 49% for 2007 compared to 42% in 2006. The increase in the effective rate is primarily due to higher state income taxes at the subsidiary level where separate state returns are required and net operating loss carryforwards cannot be applied. The Company recorded an estimated 42% effective income tax provision for 2006, a 5% increase over the estimated income tax provision for 2005. The increase is primarily due to an increase in estimated state income taxes in those states where separate state returns are required. The Company’s estimated 37% estimated income tax provision for 2005 was reduced to an effective rate of 31% by a $193,000 income tax benefit from the exercise of options to purchase 264,000 common shares. The income tax benefit was the result of compensation expense that was recognized when these options for common shares were granted in 1995.

The Company anticipates that it will continue to record income tax expense if it operates profitably in the future. Currently there are state income tax payments required for most states in which the Company operates. However there are minimal current federal income tax payments required due to net operating loss carryforwards and other deferred tax assets available for tax purposes.
The Company had a net operating loss carryforward for federal income tax return purposes at December 31, 2007 of approximately $7,461,000.
NET INCOME

(In thousands,		Increase		Increase
except per share amounts)	2007	(Decrease)	2006	(Decrease)	2005
Net income	$951	(42.6)%	$1,656	(6.3)%	$1,767
Net income per share, diluted	$0.19	(42.4)%	$0.33	(5.7)%	$0.35
The Company had net income of $951,000 in 2007 compared to $1,656,000 in 2006 and $1,767,000 in 2005. Net income for 2007 was lower than 2006 primarily because of reduced medical services revenue, partially due to the loss of one Gamma Knife customer in late third quarter 2007. It was also partially due to a loss on the sale of equipment and higher selling and administrative costs primarily from increased payroll, business developments costs, accounting and consulting fees. Net income for 2006 included increased operating income of $393,000, an 11.3% increase compared to 2005, which was generated primarily by a revenue increase of 11.8%. An increase of $422,000 in the income tax provision for 2006 compared to 2005 more than offset the operating income increase, causing a decrease in net income of $111,000.
LIQUIDITY AND CAPITAL RESOURCES
The Company had cash and cash equivalents of $6,340,000 at December 31, 2007 compared to $3,952,000 at December 31, 2006. A large part of the increase in cash is due to a $1,284,000 reduction in the Company’s position in marketable securities, which it converted to cash. This is reflected on the balance sheet as a decrease of $2,315,000 in long term securities partially offset by an increase of $1,031,000 in short term securities as of December 31, 2007, compared to the prior year. The increase is also due to cash generated from operations and financing on cash deposits the Company made in the prior year towards the purchase of new equipment. The Company’s expected primary cash needs on both a short and long-term basis are for capital expenditures, business expansion, working capital and other general corporate purposes.
Securities represents a portion of the Company’s cash that is invested in high-quality short to long-term fixed income marketable securities in order to maximize income on its available cash. Securities with maturity dates between three and twelve months in the amount of $2,605,000 are classified as current assets. Securities in the amount of $1,065,000 have maturities in excess of one year and are classified as long-term. It is the Company’s intent to hold these securities until maturity.
Restricted cash of $50,000 at December 31, 2007 reflects cash that may only be used for the operations of GKF.
The Company has a $6,000,000 line of credit with a bank, secured by its cash and securities. The line of credit has been in place since June 2004 and is renewable annually. As of December 31, 2007, there was $4,100,000 borrowed against the line of credit. The Company believes it has the ability, and it is the Company’s intention, to renew the line of credit at its maturity in 2008.
Operating activities provided cash of $8,484,000 in 2007, which is primarily due to net income of $951,000, depreciation and amortization of $6,111,000 and an increase in the minority interest of $1,134,000. The Company’s trade accounts receivable increased to $4,486,000 at December 31, 2007 from $4,248,000 at December 31, 2006, primarily due to additional revenue from the Company’s new IGRT site, which is a retail site. Retail sites generally have longer collection periods than fee per use sites. This is the primary reason there is an increase to 98 days in the number of days revenue (sales) outstanding (“DSO”) in accounts receivable as of December 31, 2007 compared to 81 days as of December 31, 2006. We expect DSO to fluctuate in the future depending on timing of customer payments received and the mix of fee per use versus retail customers.
Investing activities used $15,666,000 of cash in 2007 primarily due to the Company’s acquisition of property and equipment of $16,333,000, which included the installation of a Perfexion Gamma Knife unit, progress payments towards two additional Perfexion units scheduled for installation in 2008, an upgrade and cobalt reload at another existing Gamma Knife site, the installation of an IGRT system, and additional progress payments towards the purchase of two proton beam units.
Financing activities provided $9,570,000 of cash during 2007, primarily due to long term debt financing on the purchase of property and equipment of $16,997,000. This was partially offset by principal payments on long-term debt of $4,777,000, principal payments towards capital leases of $1,009,000, distributions to minority owners of $1,096,000 and the payment of dividends of $715,000.
The Company had working capital at December 31, 2007 of $747,000 compared to a working capital deficit of $541,000 at December 31, 2006 primarily due to increased cash, securities and accounts receivable, which more than offset a $2,313,000 increase in current portion of long-term debt.
The Company primarily invests its cash in money market or similar funds and high quality short to long-term securities in order to minimize the potential for principal erosion. Cash is invested in these funds pending use in the Company’s operations. The Company believes its cash position is adequate to service the Company’s cash requirements in 2008.

The Company finances all of its Gamma Knife and radiation therapy units, and anticipates that it will continue to do so with future contracts. During 2003 the Company’s primary lender, DVI, filed for Chapter 11 bankruptcy protection. The principal balances of notes held by DVI were transferred to a third party lender as successor servicer, and the Company continues to make payments on several outstanding note balances serviced by this third party lender. Since that time, the Company has secured financing for its projects from other lenders and anticipates that it will be able to secure financing on future projects from these or other lending sources, but there can be no assurance that financing will continue to be available on acceptable terms. The Company meets all debt covenants required under notes with its lenders, and expects that any covenants required by future lenders will be acceptable to the Company.
IMPACT OF INFLATION AND CHANGING PRICES
The Company does not believe that inflation has had a significant impact on operations because a substantial majority of the costs that it incurs under its customer contracts are fixed through the term of the contract.
CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES AND OFF BALANCE SHEET ARRANGEMENTS
The following table presents, as of December 31, 2007, the Company’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payments Due by Period
	Total amounts	Less than
Contractual Obligations	committed	1 year	1-3 years	4-5 years	After 5 years
Long-term debt (includes interest)	$32,712,000	$8,685,000	$19,109,000	$3,536,000	$1,382,000
Capital leases (includes interest)	4,435,000	1,355,000	2,791,000	289,000	—
Line of credit	4,100,000	4,100,000	—	—	—
Future equipment purchases (1)	22,400,000	—	22,400,000	—	—
Operating leases	978,000	289,000	688,000	1,000	—

Total contractual obligations	$64,625,000	$14,429,000	$44,988,000	$3,826,000	$1,382,000

(1)	The Company has deposits toward the purchase of three Gamma Knife units and two Monarch250™ proton beam units as of December 31, 2007. Funding from interim financing has been obtained for approximately $7,600,000 of the $30,000,000 total equipment purchase commitments, and is included in long term debt. For the two Monarch250™ units specifically, the Company has a commitment to total deposits of $3,000,000 per machine until FDA approval is received, at which time the remaining balance is committed. Interim financing has been obtained for $1,000,000 per machine towards these purchases. For two of the Gamma Knife units, financing commitments are in place. Financing has not yet been obtained for the third Gamma Knife unit, but is anticipated pending final site selection. For all equipment in this classification, term financing for these purchases will not be finalized until 2008 or later, and therefore an accurate determination of payments by period cannot be made as of December 31, 2007. For purposes of this table, these commitments are listed in the 1-3 year category.

Further discussion of the long-term debt commitment is included in Note 5, capital leases in Note 6, and operating leases in Note 12 of the consolidated financial statements.
The Company has no significant off-balance sheet arrangements.
ITEM 7A.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The table below presents information about certain market-sensitive financial instruments as of December 31, 2007. The fair values were determined based on quoted market prices for the same or similar instruments.
We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage or prepayment features.

	Maturity Date, Year ending December 31
(amounts in thousands)	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Fixed-rate long-term debt and present value of capital leases	$8,273	$12,109	$4,475	$2,733	$1,869	$2,817	$32,276	$32,288
Average interest rates	8.1%	8.1%	8.0%	8.0%	8.0%	8.0%	8.0%
At December 31, 2007, we had no significant long-term, market-sensitive investments.
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

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to its management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment management believes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Our Chief Executive Officer and our Chief Financial Officer have evaluated the changes to the Company’s internal control over financial reporting that occurred during our last fiscal quarter ended December 31, 2007, as required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B.
OTHER INFORMATION
None.

PART III
ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding directors is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders (the “2008 Proxy Statement”). Information regarding executive officers of the Company, included herein under the caption “Executive Officers of the Registrant” in Part I, Item 1 above, is incorporated herein by reference.
Information concerning the identification of our standing audit committee required by this Item is incorporated by reference from the 2008 Proxy Statement.
Information concerning our audit committee financial experts required by this Item is incorporated by reference from the 2008 Proxy Statement.
Information concerning compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference from the 2008 Proxy Statement.
We have adopted a Code of Ethics that is incorporated by reference from the 2008 Proxy Statement.
ITEM 11.
EXECUTIVE COMPENSATION
Incorporated herein by reference from the 2008 Proxy Statement.
ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated herein by reference from the 2008 Proxy Statement.
ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated herein by reference from the 2008 Proxy Statement.

ITEM 14.
PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated herein by reference from the 2008 Proxy Statement.
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
(b) Exhibits.
     The following Exhibits are filed with this Report.

Exhibit
Number:	Description:
2.1	Securities Purchase Agreement, dated as of March 12, 1999, by and among Alliance Imaging, Inc.; Embarcadero Holding Corp. I; Embarcadero Holding Corp. II; American Shared Hospital Services; and MMRI, Inc. (1)

3.1	Articles of Incorporation of the Company, as amended. (2)

3.2	By-laws of the Company, as amended. (3)

4.6	Form of Common Stock Purchase Warrant of American Shared Hospital Services. (3)

Exhibit
Number:	Description:
4.8	Registration Rights Agreement, dated as of May 17, 1995, by and among American Shared Hospital Services, the Holders referred to in the Note Purchase Agreement, dated as of May 12, 1995 and General Electric Company, acting through GE Medical Systems. (3)

4.9	Rights Agreement dated as of March 22, 1999 between American Shared Hospital Services and American Stock Transfer & Trust Company as Rights Agent. (25)

10.1	The Company’s 1984 Stock Option Plan, as amended. (4)

10.2	The Company’s 1995 Stock Option Plan, as amended. (5)

10.3	Form of Indemnification Agreement between American Shared Hospital Services and members of its Board of Directors. (4)

10.4	Ernest A. Bates Stock Option Agreement dated as of August 15, 1995. (6)

10.5	Operating Agreement for GK Financing, LLC, dated as of October 17, 1995. (3)

10.6	Amendments dated as of October 26, 1995 and as of December 20, 1995 to the GK Financing, LLC Operating Agreement, dated as of October 17, 1995. (7)

10.7	Amendment dated as of October 16, 1996 to the GK Financing, LLC Operating Agreement, dated as of October 17, 1995. (1)

10.8	Amendment dated as of March 31, 1999 (“Fourth Amendment”) to the GK Financing, LLC Operating Agreement dated as of October 17, 1995. (8)

10.9	Amendment dated as of March 31, 1999 (“Fifth Amendment”) to the GK Financing, LLC Operating Agreement dated as of October 17, 1995. (8)

10.10	Amendment dated as of June 5, 1999 to the GK Financing, LLC Operating Agreement dated as of October 17, 1995. (8)

10.11a	Assignment and Assumption Agreement, dated as of December 31, 1995, between American Shared Radiosurgery Services (assignor) and GK Financing, LLC (assignee). (8)

10.11b	Assignment and Assumption Agreement, dated as of November 1, 1995, between American Shared Hospital Services (assignor) and American Shared Radiosurgery Services (assignee). (4)

Exhibit
Number:	Description:
10.11c	Amendment Number One dated as of August 1, 1995 to the Lease Agreement for a Gamma Knife Unit between The Regents of the University of California and American Shared Hospital Services. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (8)

10.11d	Lease Agreement dated as of July 3, 1990 for a Gamma Knife Unit between American Shared Hospital Services and The Regents of the University of California. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (8)

10.12	Amendment Number Two dated as of February 6, 1999 to the Lease Agreement for a Gamma Knife Unit between UCSF-Stanford Health Care and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (8)

10.13	Assignment and Assumption Agreement, dated as of February 3, 1996, between American Shared Radiosurgery Services (assignor) and GK Financing, LLC (assignee). (4)

10.14	Lease Agreement for a Gamma Knife Unit dated as of April 6, 1994, between Ernest A. Bates, M.D. and NME Hospitals, Inc. dba USC University Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (8)

10.15	Assignment and Assumption and Agreement dated as of February 1, 1996 between Ernest A. Bates, M.D. and GK Financing, LLC with respect to the Lease Agreement for a Gamma Knife dated as of April 6, 1994 between Ernest A. Bates, M.D. and NME Hospitals, Inc. dba USC University Hospital. (8)

10.16	Lease Agreement for a Gamma Knife Unit dated as of October 31, 1996 between Hoag Memorial Hospital Presbyterian and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (8)

Exhibit
Number:	Description:
10.17	Addendum to Lease Agreement for a Gamma Knife Unit dated as of December 1, 1999 between Hoag Memorial Hospital Presbyterian and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (8)

10.18	Lease Agreement for a Gamma Knife Unit dated as of October 29, 1996 between Methodist Healthcare Systems of San Antonio, Ltd., dba Southwest Texas Methodist Hospital and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (8)

10.18a	Amendment to Lease Agreement for a Gamma Knife Unit effective December 13, 2003 by and between Methodist Healthcare Systems of San Antonio, Ltd., dba Southwest Texas Methodist Hospital and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (22)

10.19	Lease agreement for a Gamma Knife Unit dated as of April 10, 1997 between Yale-New Haven Ambulatory Services Corporation and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (8)

10.19a	Amendment to Lease agreement for a Gamma Knife Unit effective October 25, 2005 by and between Yale-New Haven Ambulatory Services Corporation and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (27)

Exhibit
Number:	Description:
10.19b	Amendment to Lease agreement for a Gamma Knife Unit effective June 30, 2006 by and between Yale-New Haven Ambulatory Services Corporation and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (31)

10.20	Lease Agreement for a Gamma Knife Unit dated as of June 1, 1999 between GK Financing, LLC and Kettering Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (9)

10.21	Addendum to Contract with GKF and KMC/WKNI, dated June 1, 1999 between GK Financing, LLC and Kettering Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (9)

10.22	Lease Agreement for a Gamma Knife Unit dated as of October 5, 1999 between GK Financing, LLC and New England Medical Center Hospitals, Inc. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (9)

10.22a	Addendum to Lease Agreement for a Gamma Knife unit effective April 1, 2005 between GK Financing, LLC and New England Medical Center Hospitals, Inc. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (24)

10.23	Equipment Lease Agreement dated as of October 29, 1999 between GK Financing, LLC and the Board of Trustees of the University of Arkansas on behalf of The University of Arkansas for Medical Sciences. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (9)

Exhibit
Number:	Description:
10.23a	Amendment to Lease Agreement effective as of September 15, 2005 between GK Financing, LLC and the Board of Trustees of the University of Arkansas on behalf of The University of Arkansas for Medical Sciences. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (26)

10.23b	Amendment to Lease Agreement effective as of October 31, 2007 between GK Financing, LLC and the Board of Trustees of the University of Arkansas on behalf of The University of Arkansas for Medical Sciences.

10.24	First Amendment to Lease Agreement for a Gamma Knife Unit effective as of August 2, 2000 between GK Financing, LLC and Tenet HealthSystems Hospitals, Inc. (formerly known as NME Hospitals, Inc.) dba USC University Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (9)

10.25	Addendum Two, dated as of October 1, 2000, to Lease Agreement for a Gamma Knife Unit dated as of October 31, 1996 between Hoag Memorial Hospital Presbyterian and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (10)

10.26	Lease Agreement for a Gamma Knife Unit dated as of May 28, 2000 between Froedtert Memorial Lutheran Hospital and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (10)

10.27	Addendum dated June 24, 2000 to Lease Agreement for a Gamma Knife Unit dated as of May 28, 2000 between Froedtert Memorial Lutheran Hospital and GK Financing, LLC. (10)

Exhibit
Number:	Description:
10.28	Amendment dated July 12, 2000 to Lease Agreement for a Gamma Knife Unit dated May 28, 2000 between Froedtert Memorial Lutheran Hospital and GK Financing, LLC. (10)

10.29	Amendment dated August 24, 2000 to Lease Agreement for a Gamma Knife Unit dated May 28, 2000 between Froedtert Memorial Lutheran Hospital and GK Financing, LLC. (10)

10.30	Lease Agreement for a Gamma Knife Unit dated as of December 11, 1996 between The Community Hospital Group, Inc. dba JFK Medical Center and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (11)

10.31	Lease Agreement for a Gamma Knife Unit dated as of June 3, 1999 between GK Financing, LLC and Sunrise Hospital and Medical Center, LLC dba Sunrise Hospital and Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (12)

10.32	Addendum to Lease Agreement for a Gamma Knife Unit dated as of June 3, 1999 between GK Financing, LLC and Sunrise Hospital and Medical Center, LLC dba Sunrise Hospital and Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (12)

10.33	Lease Agreement for a Gamma Knife Unit dated as of November 1, 1999 between GK Financing, LLC and Jackson HMA, Inc. dba Central Mississippi Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (13)

10.34	Addendum to Lease Agreement for a Gamma Knife Unit dated as of November 1, 1999 between GK Financing, LLC and Jackson HMA, Inc. dba Central Mississippi Medical Center. (13)

Exhibit
Number:	Description:
10.35	Lease Agreement for a Gamma Knife Unit dated as of February 18, 2000 between GK Financing, LLC and OSF HealthCare System. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (13)

10.35a	Addendum to Lease Agreement for a Gamma Knife Unit effective April 13, 2007, between GK Financing, LLC and OSF HealthCare System. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (30)

10.36	American Shared Hospital Services 2001 Stock Option Plan. (14)

10.37	Amendment Number Three to Lease Agreement for a Gamma Knife Unit dated as of June 22, 2001 between GK Financing, LLC and The Regents of the University of California. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (15)

10.38	Addendum Three to Lease Agreement for a Gamma Knife Unit dated as of October 1, 2000 between GK Financing, LLC and Hoag Memorial Hospital Presybterian. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (15)

10.39	Lease Agreement for a Gamma Knife Unit dated as of July 18, 2001 between GK Financing, LLC and Bayfront Medical Center, Inc.. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (16)

10.40	Lease Agreement for a Gamma Knife Unit dated as of September 13, 2001 between GK Financing, LLC and Mercy Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (17)

Exhibit
Number:	Description:
10.41	Addendum Number One to Contract with GKF and Mercy Medical Center, dated September 13, 2001 between GK Financing, LLC and Mercy Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (17)

10.42	Lease Agreement for a Gamma Knife Unit dated as of May 22, 2002 between GK Financing, LLC and The Johns Hopkins Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (18)

10.43	Lease Agreement for a Gamma Knife Unit dated as of July 11, 2002 between GK Financing, LLC and Southern Baptist Hospital of Florida, Inc. D/B/A Baptist Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (19)

10.44	Lease Agreement for a Gamma Knife Unit dated as of February 13, 2003 between GK Financing, LLC and AHS Albuquerque Regional Medical Center LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (20)

10.45	Lease Agreement for a Gamma Knife Unit dated as of May 28, 2003 between GK Financing, LLC and Lehigh Valley Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (21)

10.45a	First Amendment to Lease Agreement for a Gamma Knife Unit dated November 2006 between GK Financing, LLC and Lehigh Valley Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (28)

Exhibit
Number:	Description:
10.46	Lease Agreement for a Gamma Knife Unit dated as of March 21, 2003 between GK Financing, LLC and Northern Westchester Hospital Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (23)

10.47	Amendment Four to Lease Agreement for a Gamma Knife Unit effective as of December 1, 2002 between GK Financing, LLC and Hoag Memorial Hospital Presbyterian. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (23)

10.48	Line of credit agreement between American Shared Hospital Services and Bank of America dated July 1, 2004 and related amendments No. 1 and No. 2 dated June 23, 2005. (23)

10.49	Lease Agreement for a Gamma Knife Unit dated as of May 28, 2004 between GK Financing, LLC and Mercy Health Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (24)

10.50	Lease Agreement for a Gamma Knife Unit dated as of August 7, 2003 between GK Financing, LLC and Baptist Hospital of East Tennessee. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (26)

10.50a	Amendment No. 1 to Lease Agreement for a Gamma Knife Unit dated as of May 28, 2004 between GK Financing, LLC and Baptist Hospital of East Tennessee.(26)

10.51	Addendum Two to Lease Agreement for a Gamma Knife Unit dated as of November 6, 2006 between GK Financing, LLC and Jackson HMA, Inc. d/b/a Central Mississippi Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (28)

Exhibit
Number:	Description:
10.52	Amendment dated as of October 18, 2006 to the GK Financing, LLC Operating Agreement, dated as of October 17, 1995. (28)

10.53	Addendum Two to Lease Agreement for a Gamma Knife Unit effective January 17, 2007 between GK Financing, LLC and Sunrise Hospital Medical Center, LLC d/b/a Sunrise Hospital Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (29)

10.54	Amendment Five to Lease Agreement for a Gamma Knife Unit effective May 9, 2007 between GK Financing, LLC and The Regents of the University of California. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (30)

10.55	Addendum Two to Lease Agreement for a Gamma Knife Unit effective June 20, 2007 between GK Financing, LLC and The Regents of the University of California. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (30)

10.56	Agreement to Purchase Gamma Knife Perfexion Unit effective May 7, 2007 between GK Financing, LLC and The Regents of the University of California. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (30)

21.	Subsidiaries of American Shared Hospital Services.

23.1	Consent of Independent Registered Public Accounting Firm relating to a Form S-8 filed December 18, 2006.

31.	Rule 13a-14(a)/15d-14(a) Certifications.

32.	Section 1350 Certifications (furnished and not to be considered filed as part of the Form 10-K).

(1)	These documents were filed as Exhibits 2.1 and 10.13b, respectively, to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, which is incorporated herein by this reference.

(2)	This document was filed as Exhibit 3.1 to registrant’s Registration Statement on Form S-2 (Registration No. 33-23416), which is incorporated herein by this reference.

(3)	These documents were filed as Exhibits 3.2, 4.6 and 4.8, respectively, to registrant’s Registration Statement on Form S-1 (Registration No. 33-63721) filed on October 26, 1995, which is incorporated herein by this reference.

(4)	These documents were filed as Exhibits 10.24 and 10.35 respectively, to registrant’s Registration Statement on Form S-2 (Registration No. 33-23416), which is incorporated herein by this reference.

(5)	This document was filed as Exhibit A to registrant’s Proxy Statement, filed on August 31, 1995, which is incorporated herein by this reference.

(6)	This document was filed as Exhibit B to registrant’s Proxy Statement, filed on August 31, 1995, which is incorporated herein by this reference.

(7)	These documents were filed as Exhibits 4.14 and 10.13, respectively, to the registrant’s Pre-Effective Amendment No. 1 to registrant’s Registration Statement on Form S-1 (Registration No. 33-63721) filed on March 29, 1996, which is incorporated herein by this reference.

(8)	These documents were filed as Exhibits 10.8, 10.9, 10.10, 10.11a, 10.11c, 10.11d, 10.12, 10.14, 10.15, 10.16, 10.17, 10.18 and 10.19, respectively, to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, which is incorporated herein by this reference.

(9)	These documents were filed as Exhibits 10.20, 10.21, 10.22, 10.23, and 10.24, respectively, to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, which is incorporated herein by this reference.

(10)	These documents were filed as Exhibits 10.25, 10.26, 10.27, 10.28 and 10.29, respectively, to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, which is incorporated herein by this reference.

(11)	This document was filed as Exhibit 10.30 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, which is incorporated herein by this reference.

(12)	These documents were filed as Exhibits 10.31 and 10.32, respectively, to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, which is incorporated herein by this reference.

(13)	These documents were filed as Exhibits 10.33, 10.34 and 10.35, respectively, to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, which is incorporated herein by this reference.

(14)	This document was filed as Exhibit 10.36 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, which is incorporated herein by this reference.

(15)	These documents were filed as Exhibits 10.37 and 10.38 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, which is incorporated herein by this reference.

(16)	This document was filed as Exhibit 10.39 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, which is incorporated herein by this reference.

(17)	These documents were filed as Exhibit 10.40 and 10.41 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, which is incorporated herein by this reference.

(18)	This document was filed as Exhibit 10.42 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, which is incorporated herein by this reference.

(19)	This document was filed as Exhibit 10.43 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, which is incorporated herein by this reference.

(20)	This document was filed as Exhibit 10.44 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, which is incorporated herein by this reference.

(21)	This document was filed as Exhibit 10.45 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, which is incorporated herein by this reference.

(22)	This document was filed as Exhibit 10.18a to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, which is incorporated herein by this reference.

(23)	These documents were filed as Exhibit 10.46, 10.47 and 10.48 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, which is incorporated herein by this reference.

(24)	These documents were filed as Exhibit 10.22a and 10.49 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, which is incorporated herein by this reference.

(25)	This document was filed as Exhibit 4 to the registrant’s Current Report on Form 8-K filed on April 1, 1999, which is incorporated herein by this reference.

(26)	These documents were filed as Exhibit 10.19a and 10.23a to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which is incorporated herein by this reference.

(27)	These documents were filed as Exhibit 10.19a to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, which is incorporated herein by this reference.

(28)	These documents were filed as Exhibit 10.45a, 10.51, 10.52 and 21 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which is incorporated herein by this reference.

(29)	This document was filed as Exhibit 10.53 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, which is incorporated herein by this reference.

(30)	These documents were filed as Exhibits 10.35a, 10.54, 10.55 and 10.56 to the registrant’s Quarterly Report on Form 10-Q for the fiscal year ended June 30, 2007, which is incorporated herein by this reference.

(31)	This document was filed as Exhibit 10.19b to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, which is incorporated herein by this reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SHARED HOSPITAL SERVICES (Registrant)
March 31, 2008	By:	/s/ Ernest A. Bates, M.D.
Ernest A. Bates, M.D.
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ernest A. Bates Ernest A. Bates	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 31, 2008

/s/ Olin C. Robison Olin C. Robison	Director	March 31, 2008

/s/ John F. Ruffle John F. Ruffle	Director	March 31, 2008

/s/ Stanley S. Trotman, Jr. Stanley S. Trotman, Jr.	Director	March 31, 2008

/s/ Craig K. Tagawa Craig K. Tagawa	Chief Operating Officer and Chief Financial Officer (Principal Accounting Officer)	March 31, 2008

AMERICAN SHARED HOSPITAL SERVICES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
and
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 and 2005

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
American Shared Hospital Services
We have audited the accompanying consolidated balance sheets of American Shared Hospital Services as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board of the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Shared Hospital Services at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based payment agreements to conform to Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.
/S/ MOSS ADAMS LLP
San Francisco, California
March 31, 2008

American Shared Hospital Services
Consolidated Balance Sheets

	DECEMBER 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,340,000	$3,952,000
Securities	2,605,000	1,574,000
Restricted cash	50,000	50,000
Trade accounts receivable, net of allowance for doubtful accounts of $170,000 in 2007 and 2006	4,886,000	4,248,000
Other receivables	250,000	102,000
Prepaid expenses and other current assets	417,000	598,000
Current deferred tax assets	301,000	601,000

Total current assets	14,849,000	11,125,000

PROPERTY AND EQUIPMENT, net	44,226,000	34,166,000

SECURITIES	1,065,000	3,380,000
INVESTMENT IN PREFERRED STOCK	2,617,000	2,000,000
OTHER ASSETS	287,000	234,000

	$63,044,000	$50,905,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$795,000	$340,000
Accrued interest and other liabilities	793,000	1,095,000
Employee compensation and benefits	142,000	116,000
Accrued dividends	—	239,000
Advances on line of credit	4,100,000	4,000,000
Current portion of long-term debt	7,180,000	4,867,000
Current portion of capital leases	1,092,000	1,009,000

Total current liabilities	14,102,000	11,666,000

LONG-TERM DEBT, less current portion	21,285,000	11,378,000
LONG-TERM CAPITAL LEASES, less current portion	2,719,000	3,811,000
DEFERRED INCOME TAXES	2,245,000	1,996,000
MINORITY INTEREST	3,153,000	3,045,000

SHAREHOLDERS’ EQUITY
Common stock, no par value
Authorized – 10,000,000 shares; Issued and outstanding shares – 5,026,000 in 2007 and 5,023,000 in 2006	9,320,000	9,317,000
Additional paid-in capital	4,304,000	4,251,000
Retained earnings	5,916,000	5,441,000

Total shareholders’ equity	19,540,000	19,009,000

	$63,044,000	$50,905,000

See accompanying notes

American Shared Hospital Services
Consolidated Statements of Income

	YEARS ENDED DECEMBER 31,
	2007	2006	2005
Revenue:
Medical services	$19,422,000	$20,385,000	$18,231,000
Equipment sales	3,200,000	—	—

	22,622,000	20,385,000	18,231,000

Costs of revenue:
Cost of equipment sales	3,394,000	—	—
Maintenance and supplies	1,284,000	1,295,000	1,035,000
Depreciation and amortization	5,993,000	5,865,000	5,395,000
Other direct operating costs	2,683,000	3,205,000	2,642,000

	13,354,000	10,365,000	9,072,000

Gross margin	9,268,000	10,020,000	9,159,000

Selling and administrative expense	4,646,000	3,995,000	3,613,000
Interest expense	1,946,000	2,161,000	2,075,000

Operating income	2,676,000	3,864,000	3,471,000

Interest and other income	328,000	308,000	202,000
Minority interest expense	(1,134,000)	(1,314,000)	(1,126,000)

Income before income taxes	1,870,000	2,858,000	2,547,000
Income tax expense	919,000	1,202,000	780,000

Net Income	$951,000	$1,656,000	$1,767,000

Earnings per common share – basic	$0.19	$0.33	$0.36

Earnings per common share – diluted	$0.19	$0.33	$0.35

See accompanying notes

American Shared Hospital Services
Consolidated Statements of Shareholders’ Equity

	THREE YEARS ENDED DECEMBER 31, 2007
			Additional
	Common	Common	Paid-in	Retained
	Shares	Stock	Capital	Earnings	Total
Balances at January 1, 2005	4,776,000	$9,238,000	$4,410,000	$3,898,000	$17,546,000
Options exercised	357,000	157,000	445,000	—	602,000
Repurchase of stock options	(114,000)	(89,000)	(581,000)	—	(670,000)
Dividends	—	—	—	(925,000)	(925,000)
Net income	—	—	—	1,767,000	1,767,000

Balances at December 31, 2005	5,019,000	9,306,000	4,274,000	4,740,000	18,320,000
Options exercised	5,000	11,000		—	11,000
Common stock withheld on option exercises	(1,000)	—	(6,000)	—	(6,000)
Stock based compensation expense	—	—	39,000	—	39,000
Excess tax benefit from share-based payment arrangements	—	—	(56,000)	—	(56,000)
Dividends	—	—	—	(955,000)	(955,000)
Net income	—	—	—	1,656,000	1,656,000

Balances at December 31, 2006	5,023,000	9,317,000	4,251,000	5,441,000	19,009,000
Options exercised	2,000	3,000	—	—	3,000
Common stock withheld on option exercises	(1,000)	—	(3,000)	—	(3,000)
Stock based compensation expense	2,000	—	69,000	—	69,000
Excess tax benefit from share-based payment arrangements	—	—	(13,000)	—	(13,000)
Dividends	—	—	—	(476,000)	(476,000)
Net income	—	—	—	951,000	951,000

Balances at December 31, 2007	5,026,000	$9,320,000	$4,304,000	$5,916,000	$19,540,000

See accompanying notes

American Shared Hospital Services
Consolidated Statements of Cash Flows

	YEARS ENDED DECEMBER 31,
	2007	2006	2005
OPERATING ACTIVITIES
Net income	$951,000	$1,656,000	$1,767,000
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	6,111,000	5,963,000	5,502,000
Loss on disposal of assets	186,000	3,000	—
Deferred income tax	536,000	852,000	121,000
Stock-based compensation expense	69,000	39,000	—
Minority interest in consolidated subsidiaries	1,134,000	1,314,000	1,126,000
Changes in operating assets and liabilities:
Receivables	(786,000)	(331,000)	(1,069,000)
Prepaid expenses and other assets	104,000	(212,000)	95,000
Accounts payable and accrued liabilities	179,000	(120,000)	938,000

Net cash from operating activities	8,484,000	9,164,000	8,480,000

INVESTING ACTIVITIES
Payment for purchase of property and equipment	(16,333,000)	(3,606,000)	(4,455,000)
Proceeds from sales and maturities of marketable securities	3,023,000	7,728,000	957,000
Investment in marketable securities	(1,739,000)	(5,348,000)	(7,334,000)
Investment in convertible preferred stock	(617,000)	(2,000,000)	—
Proceeds from sale of assets	—	20,000	—

Net cash from investing activities	(15,666,000)	(3,206,000)	(10,832,000)
See accompanying notes

American Shared Hospital Services
Consolidated Statements of Cash Flows

	YEARS ENDED DECEMBER 31,
	2007	2006	2005
FINANCING ACTIVITIES
Principal payments on long-term debt	(4,777,000)	(5,631,000)	(7,122,000)
Principal payments on capital leases	(1,009,000)	(918,000)	(297,000)
Long term debt financing on purchase of property and equipment	16,997,000	992,000	5,275,000
Advances on line of credit	2,725,000	5,100,000	—
Payments on line of credit	(2,625,000)	(1,100,000)	—
Payment of dividends	(715,000)	(954,000)	(902,000)
Distributions to minority owners	(1,026,000)	(798,000)	(912,000)
Proceeds from exercise of stock options	—	5,000	157,000
Repurchase of stock options	—	—	(670,000)

Net cash from financing activities	9,570,000	(3,304,000)	(4,471,000)

Net change in cash and cash equivalents	2,388,000	2,654,000	(6,823,000)

CASH AND CASH EQUIVALENTS, beginning of year	3,952,000	1,298,000	8,121,000

CASH AND CASH EQUIVALENTS, end of year	$6,340,000	$3,952,000	$1,298,000

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$2,431,000	$2,161,000	$2,075,000
Income taxes paid	$504,000	$350,000	$229,000

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued dividends	$—	$239,000	$238,000
Income tax benefit from stock option exercise recorded to Additional paid-in capital	$(13,000)	$(56,000)	$445,000
Acquisition of equipment with capital lease financing	$—	$1,540,000	$1,740,000
See accompanying notes

American Shared Hospital Services
Notes to consolidated Financial Statements
Note 1 – Business and Basis of Presentation
Business – American Shared Hospital Services (the “Company”), a California corporation, provides Leksell Gamma Knife® (“Gamma Knife”) units to twenty medical centers in Arkansas, California, Connecticut, Florida, Illinois, Maryland, Massachusetts, Mississippi, Nevada, New Jersey, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas and Wisconsin. The Company also provides Image Guided Radiation Therapy and related equipment to one medical center in Massachusetts.
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
Securities – The Company invests excess cash in short to long term fixed income marketable securities. It is the Company’s intent and ability to hold these securities until maturity and they are therefore regarded as held-to-maturity investments. As of December 31, 2007, the cost of

American Shared Hospital Services
Notes to consolidated Financial Statements
Note 2 – Accounting Policies (Continued)
these securities approximated fair market value, and they ranged in maturity up to approximately thirteen months. The value of those securities with maturity dates greater than one year are considered long-term securities and are classified accordingly on the balance sheet.
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
All of the Company’s revenue is provided by twenty customers. These customers constitute accounts receivable at December 31, 2007. The Company performs credit evaluations of its customers and generally does not require collateral. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in any particular geographic area.
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
Property and equipment – Property and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, which for medical and office equipment is generally 3 – 15 years. The Company capitalized interest of $457,000 and $53,000 in 2007 and 2006, respectively, as costs of medical equipment.
The Company leases Gamma Knife and radiation therapy equipment to its customers under arrangements accounted for as operating leases. At December 31, 2007, the Company held equipment under operating lease contracts with customers with an original cost of $62,749,000 and accumulated depreciation of $29,996,000. At December 31, 2006, the Company held equipment under operating lease contracts with customers with an original cost of $57,628,000 and accumulated depreciation of $29,493,000.

American Shared Hospital Services
Notes to consolidated Financial Statements
Note 2 – Accounting Policies (Continued)
Investment in convertible preferred stock – The Company has convertible preferred stock representing a 7.6% interest in Still River Systems, Inc., and accounts for this investment under the cost method. The Company reviews its investment in Still River for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value of the investment may not be recoverable.
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
Income taxes – The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
Earnings per share – Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the year. Diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of options or warrants. The following table illustrates the computations of basic and diluted earnings per share for the years ended December 31, 2007, 2006 and 2005.

American Shared Hospital Services
Notes to consolidated Financial Statements
Note 2 – Accounting Policies (Continued)

	2007	2006	2005
Numerator for basic and diluted earnings per share	$951,000	$1,656,000	$1,767,000

Denominator:
Denominator for basic earnings per share – weighted-average shares	5,025,000	5,022,000	4,931,000
Effect of dilutive securities Employee stock options	17,000	28,000	160,000

Denominator for diluted earnings per share – adjusted weighted- average shares	5,042,000	5,050,000	5,091,000

Earning per share – basic	$0.19	$0.33	$0.36

Earning per share – diluted	$0.19	$0.33	$0.35

In 2007 options outstanding to purchase 436,000 shares of common stock at an exercise price range of $2.76 – $6.50 per share were not included in the calculation of diluted earnings per share as the exercise price of the options was greater than the average market price of common stock during the year.
In 2006 options outstanding to purchase 6,500 shares of common stock at an exercise price of $6.45 per share were not included in the calculation of diluted earnings per share as the exercise price of the options was greater than the average market price of common stock during the year.
In 2005, options outstanding to purchase 76,000 shares of common stock at an exercise price range of $6.16 – $6.45 per share were not included in the calculation of diluted earnings per share as the exercise price of the options was greater than the average market price of common stock during the year.
Reclassifications – Certain reclassifications have been made to the 2006 balances to conform with the 2007 presentation.
Stock-based compensation – On June 28, 2006, the Company’s shareholders approved the 2006 Stock Incentive Plan (the “2006 Plan”) under which 750,000 shares of the Company’s common stock are reserved for issuance of shares to officers of the Company, other key employees, non-employee directors, and advisors. The 2006 Plan serves as successor to the Company’s previous two stock-based employee compensation plans, the 1995 and 2001 Stock Option Plans. The share reserve under those two plans, including the shares of common stock subject to currently outstanding options under the plans, were transferred to the 2006 Plan, and no further grants or share issuances will be made under the 1995 Plan or 2001 Plans. Under the 2006 Plan, there are

American Shared Hospital Services
Notes to consolidated Financial Statements
2,000 restricted stock units granted, consisting of annual automatic grants to non-employee directors, and approximately 568,000 options granted, of which approximately 96,000 options are vested, as of December 31, 2007.
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
On January 1, 2006, in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payments (“SFAS123(R)”), the Company began expensing the fair value of its stock options issued, using the modified prospective format. The Company’s stock-based awards to employees are calculated using the Black-Scholes valuation model. The Company’s stock-based awards have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the present value estimates. The fair value of the Company’s option grants issued during 2007 and 2006 were estimated using weighted-average assumptions for expected life, volatility, dividend yield, forfeiture rate, and risk-free interest rate which are specific to each award as summarized in the table in Note 9. The estimated fair value of the Company’s options is amortized over the period during which the optionee is required to provide service in exchange for the award, usually the vesting period. Accordingly, stock-based compensation cost before income tax effect in the amount of approximately $69,000 and $39,000 is reflected in 2007 and 2006 net income, respectively.
SFAS123(R) requires that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. There were approximately 426,000 options issued during 2007.
Pro forma information regarding net income and earnings per share was required by SFAS 123 for awards granted after December 31, 1995 through December 31, 2005, as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value of the Company’s stock-based awards to employees was estimated using a Black-Scholes option pricing model.
The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS123(R) to stock-based employee compensation in 2005. For pro forma purposes, the estimated fair value of the Company’s options is amortized over the options’ vesting period, which is generally from one to five years.

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 2 – Accounting Policies (Continued)

	YEARS ENDED DECEMBER 31,
	2007	2006	2005
Net income, as reported	$951,000	$1,656,000	$1,767,000
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards (Note 9), net of related tax effects	—	—	(36,000)

Proforma net income	$951,000	$1,656,000	$1,731,000

Earnings per share:
Basic – as reported	$0.19	$0.33	$0.36
Basic – pro forma	$0.19	$0.33	$0.35
Diluted – as reported	$0.19	$0.33	$0.35
Diluted – pro forma	$0.19	$0.33	$0.34
Fair value of financial instruments – The carrying amounts of financial instruments, including cash and cash equivalents, securities, restricted cash, accounts receivable, accounts payable, and other accrued liabilities approximated their fair value as of December 31, 2007 and 2006 because of the relatively short maturity of these instruments. The fair value of the Company’s various debt obligations, discounted at currently available interest rates was approximately $32,288,000 and $21,038,000 at December 31, 2007 and 2006, respectively.
Business segment information - The Company, which engages in the business of leasing radiosurgery and radiation therapy equipment to health care providers, has one reportable segment, Medical Services Revenue.
Recent accounting pronouncements – Effective January 1, 2007, the Company adopted Financial Accounting Standards Interpretation, No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48).  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.
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

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 2 – Accounting Policies (Continued)
Additionally, FIN 48 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. The Company made no reclassifications between current taxes payable and long term taxes payable upon adoption of FIN 48. Also, the Company had no amounts of unrecognized tax benefits that, if recognized, would affect its effective income tax rate for January 1, 2007 and December 31, 2007.
The Company’s policy for deducting interest and penalties is to treat interest as interest expense and penalties as taxes. As of December 31, 2007 the Company had no amount accrued for the payment of interest and penalties related to unrecognized tax benefits and no amounts as of the adoption date of FIN 48.
The tax return years 2003 through 2007 remain open to examination by the major domestic taxing jurisdictions to which the Company is subject. Net operating losses generated on a tax return basis by the Company in 1995 through 1997 and 1999 through 2004 remain open to examination by the major domestic taxing jurisdictions.
Note 3 – Property and Equipment
Property and equipment consists of the following:

	DECEMBER 31,
	2007	2006

Medical equipment and facilities	$66,562,000	$61,828,000
Office equipment	699,000	515,000
Deposits and construction in progress	6,947,000	2,137,000
Deposits towards purchase of proton beam units	2,000,000	1,000,000

	76,208,000	65,480,000
Accumulated depreciation	(31,982,000)	(31,314,000)

Net property and equipment	$44,226,000	$34,166,000

As of December 31, 2007, the Company has equipment that is secured under capitalized leases with a total cost of approximately $10,085,000, which is included in Medical equipment and facilities, and associated accumulated depreciation totaling approximately $5,829,000.
As of December 31, 2007, the Company has $2,000,000 in deposits toward the purchase of two Monarch250 proton beam radiation therapy (PBRT) systems from Still River Systems, a development-stage company. The Company has a commitment to total deposits of $3,000,000 per machine until FDA approval is received, at which time the remaining balance is committed. The Still River PBRT system is not commercially proven and there is no assurance FDA approval will be received. The Company reviews the carrying value of these deposits for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value may not be recoverable.

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 4 – Convertible Preferred Stock Investment
On April 10, 2006 the Company invested $2,000,000 for a convertible preferred stock interest in Still River Systems, Inc. (“Still River”), a development-stage company based in Littleton, Massachusetts, which in collaboration with scientists from MIT’s Plasma Science and Fusion Center, is developing a medical device for the treatment of cancer patients using proton beam radiation therapy (“PBRT”). The Company also purchased for $1,000,000 an option to acquire two Monarch250™ PBRT systems from Still River for anticipated delivery in 2009. The PBRT systems are not currently FDA approved.
The Company’s initial investment in Still River consisted of approximately 2,353,000 shares of Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock is considered pari passu with previously issued Series A Convertible Preferred Stock.
On September 5, 2007 the Company invested approximately $617,000 for an additional equity interest in Still River Systems, Inc. This investment represents approximately 588,000 shares of Series C Convertible Preferred Stock, which is considered pari passu with the previously issued Series A and Series B Convertible Preferred Stock (all issues together “Preferred Stock”). Upon conversion, the investments increases the Company’s common stock interest in Still River to approximately 7.6%.
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
Note 5 – Long-Term Debt
Long-term debt consists primarily of 21 notes with financing companies, related to Gamma Knife and radiation therapy equipment construction and installation, totaling $28,465,000. These notes accrue interest at fixed annual rates between 7.79% and 9.95%, are payable in 60 to 84 monthly installments, mature between June 2008 and October 2014, and are collateralized by the respective Gamma Knife units and radiation therapy equipment. As of December 31, 2007 and December 31, 2006 the Company was in compliance with all debt covenants required under notes with its lenders. The following are contractual maturities of long-term debt by year at December 31, 2007:

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 5 – Long-Term Debt (continued)

Year ending December 31,
2008	$7,180,000
2009	11,220,000
2010	3,732,000
2011	1,928,000
2012	1,587,000
Thereafter	2,818,000

$28,465,000

Note 6 – Obligations Under Capital Leases
The Company has four capital lease obligations with three financing companies, collateralized by Gamma Knife equipment having an aggregate net book value of approximately $4,256,000 at December 31, 2007. These obligations have stated interest rates ranging between 7.74% and 8.04%, are payable in 42 to 84 monthly installments, and mature between June 2009 and September 2012.
Future minimum lease payments, together with the present value of the net minimum lease payments under capital leases at December 31, 2007, are summarized as follows:

Net Present Value
of Minimum
Year ending December 31,	Lease Payments
2008	1,355,000
2009	1,067,000
2010	862,000
2011	862,000
2012	289,000

Total capital lease payments	4,435,000
Less imputed interest	624,000

3,811,000
Less current portion	1,092,000

$2,719,000

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 7 – Income Taxes
Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2007 and 2006 are as follows:

	DECEMBER 31,
	2007	2006
Deferred tax liabilities:
Fixed assets	$(5,231,000)	$(5,658,000)

Total deferred tax liabilities	(5,231,000)	(5,658,000)

Deferred tax assets:
Net operating loss carryforwards	2,531,000	3,289,000
Accrued reserves	209,000	323,000
Other – net	547,000	651,000

Total deferred tax assets	3,287,000	4,263,000

Net deferred tax liabilities	$(1,944,000)	$(1,395,000)

These amounts are presented in the financial statements as follows:

	DECEMBER 31,
	2007	2006
Current deferred tax assets	$301,000	$601,000
Deferred income taxes (non-current)	(2,245,000)	(1,996,000)

	$(1,944,000)	$(1,395,000)

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 7 – Income Taxes (continued)
The components of the provision for income taxes consist of the following:

	YEARS ENDED DECEMBER 31,
	2007	2006	2005
Current:
Federal	$82,000	$(8,000)	$449,000
State	379,000	357,000	210,000

Total current	461,000	349,000	659,000

Deferred:
Federal	469,000	810,000	(74,000)
State	(11,000)	43,000	195,000

Total deferred	458,000	853,000	121,000

	$919,000	$1,202,000	$780,000

The provision for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (34% in 2007, 2006 and 2005) to income before taxes as follows:

	YEARS ENDED DECEMBER 31,
	2007	2006	2005
Computed expected federal income tax	$630,000	$972,000	$866,000
State income taxes, net of federal benefit	216,000	400,000	167,000
Stock options	—	—	(193,000)
Other	73,000	(170,000)	(60,000)

	$919,000	$1,202,000	$780,000

At December 31, 2007, the Company had net operating loss carryforwards for federal income tax return purposes of approximately $7,461,000 which expire between 2019 and 2024. Net operating loss carryforwards for California franchise/income tax return purposes are negligible. The Company’s ability to utilize its net operating loss carryforwards and other deferred tax assets may be limited in the event of a 50% or more ownership change within any three-year period.

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 8 – Minority Interest
The Minority interest liability reflects the 19% interest by the minority partner in the Company’s GK Financing, LLC subsidiary. The balance increases (decreases) by the minority partner’s share of the earnings (losses) in GK Financing, LLC, and is reduced by any cash distributions made to the minority partner, per the following table:

	YEARS ENDED DECEMBER 31,
	2007	2006	2005
Beginning balance	$3,045,000	$2,529,000	$2,315,000
Minority interest in GKF net income	1,134,000	1,314,000	1,126,000
Less: cash distributions	(1,026,000)	(798,000)	(912,000)

Minority interest	$3,153,000	$3,045,000	$2,529,000

Note 9 – Shareholders’ Equity
2006 Stock Incentive Plan
The Company’s 2006 Stock Incentive Plan (the “2006 Plan”), provides for nonqualified stock options, qualified (or incentive stock options) and stock grants. Under the 2006 Plan, 750,000 common shares are reserved for awards to employees, non-employee members of the board of directors, and consultants and advisors to the Company. The Company had two previous stock option plans under which active options had been granted, the 1995 Stock Option Plan and the 2001 Stock Option Plan. Shares reserved under these two plans were transferred to the 2006 Plan upon its approval by the shareholders in June 2006, and those two plans are no longer active. Provisions of the 2006 Plan include an automatic annual grant to each non-employee director of options to purchase up to 2,000 shares on the date of the Company’s Annual Shareholder Meeting, at an exercise price equal to the market price of the Company’s common shares on that date, and an automatic annual grant of 500 restricted stock units of the Company’s common shares. Options and restricted stock units awarded under the automatic annual grant program for non-employee directors vest after one year. Other options may vest fully and immediately, or over periods of time as determined by the Plan Administrator, but no longer than seven years from the grant date. Options currently awarded under the 2006 Plan vest over a period of 5 years.
As of December 31, 2007, 4,000 restricted stock units have been granted and approximately 568,000 stock options are issued and outstanding under the 2006 Plan, of which approximately 126,000 shares were transferred from the previous plans. There have been no restricted stock units awarded outside the automatic grant program for non-employee directors.

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 9 – Shareholders’ Equity (Continued)
Changes in options outstanding under the Stock Option Plans from January 1, 2005 to
December 31, 2007 are as follows :

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
Options	of Options	Price	Term (Years)	Value
Balance at January 1, 2005	168,000	$2.27
Granted	83,000	$6.12
Exercised	(93,000)	$1.67
Forfeited	(11,000)	$4.07

Balance at December 31, 2005	147,000	$5.03

Granted	17,000	$6.23
Exercised	(6,000)	$2.00
Forfeited	(9,000)	$5.88

Balance at December 31, 2006	149,000	$5.23

Granted	426,000	$3.34
Exercised	(2,000)	$1.69
Forfeited	(5,000)	$6.45

Balance at December 31, 2007	568,000	$3.82	6.51	$—

Exercisable at December 31, 2007	96,000	$4.81	6.85	$—

The weighted average grant-date fair value of the options granted during the years 2007, 2006 and 2005 was $1.24, $2.61 and $1.52, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $3,000, $11,000 and $154,000, respectively.
Cash received from options exercised under all share-based payment arrangements for the years ended December 31, 2007, 2006 and 2005 was $0, $11,000 and $157,000, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $0, $0 and $193,000, respectively for the years ended December 31, 2007, 2006 and 2005.

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 9 – Shareholders’ Equity (Continued)
A summary of the status of the Company’s non-vested shares as of December 31, 2007, and changes during the years ended December 31, 2007 and December 31, 2006 is presented below:

		Weighted
		Average
	Number	Grant-Date
Nonvested Shares	of Options	Fair Value
Nonvested at January 1, 2006	87,000	$1.45
Granted	17,000	$2.61
Vested	(22,000)	$1.53
Forfeited	(9,000)	$1.47

Nonvested at January 1, 2007	73,000	$1.80

Granted	426,000	$1.24
Vested	(23,000)	$1.75
Forfeited	(4,000)	$1.65

Nonvested at December 31, 2007	472,000	$1.30

At December 31, 2007 there was approximately $479,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 Plan. This cost is expected to be recognized over a period of approximately five years.
Shares and Options Issued to Officer
On August 15, 1995, the Company’s Chairman and Chief Executive Officer was granted a ten-year, immediately exercisable option to purchase 1,495,000 common shares for an exercise price of $.01 per share for which the Company recorded compensation expense of $2,414,000. These options were granted to the officer as final consideration for personal guarantees of credit facilities and for continued employment with the Company. All options granted under the plan were exercised prior to the termination of the plan according to its terms on August 15, 2005. The officer exercised 264,000 during 2005. The exercise in 2005 resulted in a $445,000 increase in paid in capital and a $616,000 increase in deferred tax assets.

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 9 – Shareholders’ Equity (Continued)
The following table summarizes information about all options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price
2.760 - 3.036	370,000	6.92	2.87	—	—
3.000 - 4.100	39,000	1.92	3.21	39,000	3.21
4.570 - 5.500	21,000	6.46	5.29	16,000	5.25
6.160 - 6.500	138,000	6.72	6.29	41,000	6.17

$1.688 - 6.500	568,000	6.85	$3.82	96,000	$4.81

At December 31, 2007 and 2006, 96,000 and 76,000 options, respectively, were vested and exercisable. Automatic option awards issued to non-employee directors vest one year after their issuance. The vesting period for all other options issued under the Company’s plans is determined by the Board of Directors at the time the options are issued. Discretionary options awarded during 2007 and 2006 vest over a five year period.
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
The fair value of the Company’s option grants under the 2006 Plan in 2007 and 2006 and the 1995 and 2001 Plans in 2005 was estimated assuming the following weighted-average assumptions:

	2007	2006	2005
Expected life (years)	7.0	10.0	10.0
Expected forfeiture rate	0.0 - 8.5%	5.0 - 8.5%
Expected volatility	25.0 - 72.5%	25.0 - 72.5%	25.0%
Dividend yield	3.4%	3.0%	3.1%
Risk-free interest rate	4.9 - 5.4%	4.9 - 5.1%	4.3%

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 9 – Shareholders’ Equity (Continued)
Repurchase of Common Stock, Common Stock Warrants and Stock Options
In 1999 and 2001, the Board of Directors approved resolutions authorizing the Company to repurchase up to a total of 1,000,000 shares of its own stock on the open market. There have been no shares repurchased on the open market since the year ending December 31, 2001.
The Company withheld 1,000 shares during each of 2007 and 2006 upon the exercise of options by corporate officers to pay the exercise price of the shares and the withholding taxes associated with the exercises. The value of the exercise price is recorded as a reduction to common stock, and the difference between the exercise price and the market price at the time of exercise is recorded as a reduction to paid-in-capital.
Dividends
In 2007 the Company paid quarterly dividends of $0.0475 per share in January, April and July, after which time the Board of Directors suspended payment of dividends to conserve cash for growth. During 2006, the Company paid quarterly dividends of $0.0475 per share in January, April, July and October. In January, April, July and October of 2005 the Company paid dividends of $0.045, $0.045, $0.0475 and $0.0475 per share respectively.
Note 10 – Retirement Plan
The Company has a defined-contribution retirement plan (the “Plan”) that allows for a matching safe harbor contribution. For 2007, the Board of Directors elected to match participant deferred salary contributions up to a maximum of 4% of the participant’s annual compensation. Matching contributions must be invested initially in shares of the Company’s stock. Discretionary profit sharing contributions are allowed under the Plan in years that the Board does not elect a safe harbor match. The Company contributed $42,000 to the Plan for the safe harbor match for each of the years ended December 31, 2006 and December 31, 2005. The Company has accrued approximately $46,000 for the estimated safe harbor matching contribution for the year ended December 31, 2007.
Note 11 – Equipment Sales Revenue
In 2007 The Company agreed to sell to one of its existing Gamma Knife customers, one of the four Perfexion Gamma Knife units it had committed to purchase from the manufacturer, and this sale is recorded as Equipment sales revenue.  The Company’s lease with the customer was amended to allow for the sale of the equipment and also allow for the lease revenue to the Company to continue under similar terms until the lease expired in January 2008.  The net cost of the equipment purchased and the remaining net book value of the equipment that was traded in was recorded in Cost of equipment sales.

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 12 – Operating Leases
The Company leases office space and equipment under operating leases expiring at various dates through 2011.
Future minimum payments under noncancelable operating leases having initial terms of more than one year consisted of the following at December 31, 2007:

Year ending December 31,
2008	289,000
2009	289,000
2010	281,000
2011	118,000
2012	1,000

$978,000

Payments for repair and maintenance agreements incorporated in operating lease agreements are included in the future minimum operating lease payments shown above.
Rent expense was $381,000, $360,000, and $386,000 for the years ended December 31, 2007, 2006 and 2005, respectively, and includes the above operating leases as well as month-to-month rental and certain executory costs.
The Company subleases a portion of its office space to two third parties for approximately $1,000 per month under month-to-month sublease agreements.
Note 13 – Commitments and Contingencies
The Company has commitments to purchase three Gamma Knife units and two PBRT systems totaling approximately $30,000,000. At December 31, 2007 the Company has made deposits and progress payments totaling approximately $8,200,000 towards the purchase of this equipment. Two of the Gamma Knife units are expected to be installed in 2008, with the third one anticipated for 2008 or 2009. The two PBRT systems also have anticipated delivery in 2009, depending on FDA approval and other milestones. The deposits and progress payments are classified as deposits and construction in progress under Property and Equipment.
Note 14 – Major Customers
Revenue from the Company’s Gamma Knife segment were provided by twenty-one customers in each of the years 2007, 2006 and 2005. In each of the years 2007 and 2006 one customer accounted for approximately 13% of total revenue. No individual customer exceeded 10% of the Company’s total revenue in 2005.

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 15 – Quarterly financial Data (unaudited)
The following table sets forth the selected unaudited quarterly information for the Company’s last eight fiscal quarters. This information has been prepared on the same basis as the Consolidated Financial Statements and all necessary adjustments (which consisted only of normal recurring adjustments) have been included in the amounts stated below to present fairly the results of such periods when read in conjunction with the Consolidated Financial Statements and related notes included elsewhere herein.

	Quarter Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
(in 000’s, except per share data)	2006	2006	2006	2006
Revenue	$5,045	$5,309	$5,238	$4,793
Gross margin	2,423	2,634	2,649	2,314
Income before income taxes	720	734	708	696
Net income	436	448	425	347
Earnings per common share:
Basic	$0.09	$0.09	$0.08	$0.07
Diluted	$0.09	$0.09	$0.08	$0.07

	Quarter Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	2007	2007	2007	2007
Revenue	$4,749	$4,910	$4,652	$8,311
Gross margin	2,230	2,446	2,156	2,436
Income before income taxes	420	532	507	411
Net income	225	280	268	178
Earnings per common share:
Basic	$0.04	$0.06	$0.05	$0.04
Diluted	$0.04	$0.06	$0.05	$0.04
Note 16 – Subsequent Events
In March 2008, the Company entered into a new customer contract to provide Gamma Knife equipment under a fee per use leasing arrangement. The equipment is expected to be installed in 2008.
In March 2008, one existing Gamma Knife customer who has an early termination provision in its lease, chose to exercise that provision, which is effective as of March 25, 2008. A payment for the buyout and certain other matters are still being finalized as of the date of filing these financial statements.
In March 2008, Still River presented an additional offering of their convertible preferred stock, which is pari passu with its previous offerings. The Company chose not to participate in this offering, which reduced its interest in Still River convertible preferred stock to approximately 6.1%.

