Form 10-Q
period 2008-03-31
AMERICAN SHARED HOSPITAL SERVICES
filed 2008-05-14
CIK 744825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008 or

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
Registrant’s telephone number, including area code: (415) 788-5300
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
As of April 1, 2008, there are outstanding 5,026,587 shares of the Registrant’s common stock.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$6,292,000	$6,340,000
Restricted cash	50,000	50,000
Securities-current	3,170,000	2,605,000
Accounts receivable, net of allowance for doubtful accounts of $100,000 in 2008 and $170,000 in 2007	5,238,000	4,886,000
Other receivables	1,833,000	250,000
Prepaid expenses and other assets	420,000	417,000
Current deferred tax assets	301,000	301,000

Total current assets	17,304,000	14,849,000

Property and equipment:
Medical equipment and facilities	68,232,000	66,562,000
Office equipment	699,000	699,000
Deposits and construction in progress	6,609,000	8,947,000

	75,540,000	76,208,000

Accumulated depreciation and amortization	(32,146,000)	(31,982,000)

Net property and equipment	43,394,000	44,226,000

Securities-long term	0	1,065,000
Investment in preferred stock	2,617,000	2,617,000
Other assets	278,000	287,000

Total assets	$63,593,000	$63,044,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$844,000	$795,000
Employee compensation and benefits	122,000	142,000
Other accrued liabilities	830,000	793,000

Current portion of long-term debt	7,685,000	7,180,000
Current portion of obligations under capital leases	1,114,000	1,092,000
Line of credit advances	4,100,000	4,100,000

Total current liabilities	14,695,000	14,102,000

Long-term debt, less current portion	21,291,000	21,285,000
Long-term capital leases, less current portion	2,433,000	2,719,000
Deferred income taxes	2,245,000	2,245,000
Minority interest	3,199,000	3,153,000
Shareholders’ equity:
Common stock, without par value: authorized shares - 10,000,000; issued and outstanding shares, 5,026,000 in 2008 and 5,026,000 in 2007	9,320,000	9,320,000
Additional paid-in capital	4,338,000	4,304,000
Retained earnings	6,072,000	5,916,000

Total shareholders’ equity	19,730,000	19,540,000

Total liabilities and shareholders’ equity	$63,593,000	$63,044,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months ended March 31,
	2008	2007
Medical services revenue	$4,725,000	$4,749,000

Costs of revenue:

Maintenance and supplies	278,000	346,000

Depreciation and amortization	1,558,000	1,453,000

Other direct operating costs	820,000	720,000

	2,656,000	2,519,000

Gross Margin	2,069,000	2,230,000

Selling and administrative expense	1,107,000	1,161,000

Interest expense	568,000	467,000

Operating income	394,000	602,000

Interest and other income	147,000	118,000

Minority interest expense	(236,000)	(300,000)

Income before income taxes	305,000	420,000

Income tax expense	149,000	195,000

Net income	$156,000	$225,000

Net income per share:

Earnings per common share — basic	$0.03	$0.04

Earnings per common share — assuming dilution	$0.03	$0.04

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months ended March 31,
	2008	2007
Operating activities:
Net income	$156,000	$225,000

Adjustments to reconcile net income to net cash from operating activities:

Depreciation and amortization	1,593,000	1,484,000

Gain on sale of assets	(56,000)	0

Minority interest in consolidated subsidiaries	236,000	300,000

Stock based compensation expense	34,000	15,000

Changes in operating assets and liabilities:

Receivables	(462,000)	(50,000)

Prepaid expenses and other assets	(4,000)	39,000

Accounts payable and accrued liabilities	66,000	(65,000)

Net cash from operating activities	1,563,000	1,948,000

Investing activities:
Payment for purchase of property and equipment	(2,168,000)	(1,209,000)

Proceeds from sales and maturities of marketable securities	500,000	753,000

Investment in marketable securities	0	(1,494,000)

Net cash from investing activities	(1,668,000)	(1,950,000)

Financing activities:
Payment of dividends	0	(239,000)

Distribution to minority owners	(190,000)	(361,000)

Long term debt financing on purchase of property and equipment	1,839,000	2,110,000

Payments on line of credit	0	(800,000)

Principal payments on capital leases	(264,000)	(245,000)

Principal payments on long-term debt	(1,328,000)	(1,194,000)

Net cash from financing activities	57,000	(729,000)

Net change in cash and cash equivalents	(48,000)	(731,000)

Cash and cash equivalents at beginning of period	6,340,000	3,952,000

Cash and cash equivalents at end of period	$6,292,000	$3,221,000

Supplemental cash flow disclosure:
Cash paid during the period for:

Interest	$789,000	$503,000

Income taxes	$52,000	$210,000

Schedule of non-cash investing and financing activities
Accrued dividends	$0	$239,000

Other receivables- Gamma Knife sale	$1,473,000	$0
See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly American Shared Hospital Services’ consolidated financial position as of March 31, 2008 and the results of its operations for the three month periods ended March 31, 2008 and 2007, which results are not necessarily indicative of results on an annualized basis. Consolidated balance sheet amounts as of December 31, 2007 have been derived from audited financial statements.
     These unaudited consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2007 included in the Company’s 10-K filed with the Securities and Exchange Commission.
     These financial statements include the accounts of American Shared Hospital Services (the “Company”) and its wholly-owned subsidiaries: OR21, Inc. (“OR21”); MedLeader.com, Inc. (“MedLeader”); American Shared Radiosurgery Services (“ASRS”); and ASRS majority-owned subsidiary, GK Financing, LLC (“GK Financing”).
     The Company through its majority-owned subsidiary, GK Financing, provided Gamma Knife units to nineteen medical centers as of March 31, 2008 in Arkansas, Connecticut, Florida, Illinois, Maryland, Massachusetts, Mississippi, Nevada, New Jersey, New Mexico, New York, Tennessee, Oklahoma, Ohio, Pennsylvania, Texas and Wisconsin. The customer in Maryland exercised an early termination option in its contract and purchased the Gamma Knife equipment it had been leasing effective as of March 31, 2008.
     The Company also directly provides radiation therapy and related equipment, including Intensity Modulated Radiation Therapy (IMRT), Image Guided Radiation Therapy (IGRT) and a CT Simulator to the radiation therapy department at an existing Gamma Knife site. This equipment became operational during September 2007.
     All significant intercompany accounts and transactions have been eliminated in consolidation.
     Certain reclassifications have been made to the 2007 balances to conform with the 2008 presentation.
Note 2. Per Share Amounts
     Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding. For the three months ended March 31, 2008 basic earnings per share was computed using 5,026,000 common shares and diluted earnings per share was computed using 5,028,000 common shares and equivalents. For the three months ended March 31, 2007 basic earnings per share was computed using 5,023,000 common shares and diluted earnings per share was computed using 5,049,000 common shares and equivalents.
Note 3. Stock-based Compensation
     On September 28, 2006, the Company’s shareholders approved the 2006 Stock Incentive Plan (the “2006 Plan”) under which 750,000 shares of the Company’s common stock are reserved for issuance of shares to officers of the Company, other key employees, non-employee directors, and advisors. The 2006 Plan serves as successor to the Company’s previous two stock-based employee compensation plans, the 1995 and 2001 Stock Option Plans. The shares reserved under those two plans, including the shares of common stock subject to currently outstanding options under the plans, were transferred to the 2006 Plan, and no further grants or share issuances will be made under the 1995 Plan or 2001 Plans. Under the 2006 Plan, there are 1,500 restricted stock units granted, consisting of annual automatic grants to non-employee directors, and approximately 568,000 options granted, of which approximately 142,000 options are vested, as of March 31, 2008.
     In accordance with FASB Statement No. 123R, Accounting for Stock-Based Compensation, at the beginning of 2006 the Company began expensing the fair value of its stock options issued, using the modified prospective format. The Company’s stock-based awards to employees are calculated using the Black-Scholes valuation model. The Company’s stock-based awards have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the present value estimates. The estimated fair value of the Company’s option grants awarded during 2008 was estimated assuming the following weighted-average assumptions: seven year expected life, 40.6% expected volatility, 3.4% dividend yield, and 4.0% risk-free interest rate. The estimated fair value of the Company’s option grants awarded during 2007 was estimated assuming the following weighted-average assumptions: seven year expected life, 25—72.5% expected volatility, 3.4% dividend yield, and 4.9—5.4% risk-free interest rate. The estimated fair value of the Company’s options is amortized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Accordingly, stock-based compensation cost before income tax effect in the amount of approximately $34,000 is reflected in first quarter 2008 net income, compared to approximately $15,000 in the same period in the prior year.
FASB Statement No. 123R requires that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. There were 50,000 options issued and no options exercised during the three month period ended March 31, 2008. There were no excess tax benefits to report.
Note 4. Convertible Preferred Stock Investment
     On April 10, 2006 the Company invested $2,000,000 for a convertible preferred stock interest in Still River Systems, Inc. (“Still River”), a development-stage company based in Littleton, Massachusetts, which in collaboration with scientists from MIT’s Plasma Science and

Fusion Center, is developing a medical device for the treatment of cancer patients using proton beam radiation therapy (PBRT). At the same time, the Company also purchased for $1,000,000 an option to acquire two Monarch250™ (formerly Clinatron 250™) PBRT systems from Still River for anticipated delivery in 2009. The Company subsequently exercised the option to purchase the two PBRT systems and has made additional deposits of $1,000,000 towards their purchase. The PBRT systems are not currently FDA approved.
     The Company’s initial investment in Still River consisted of approximately 2,353,000 shares of Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock is considered pari passu with previously issued Series A Convertible Preferred Stock.
     On September 5, 2007 the Company invested approximately $617,000 for an additional equity interest in Still River Systems, Inc. This investment represents approximately 588,000 shares of Series C Convertible Preferred Stock, which is considered pari passu with the previously issued Series A and Series B Convertible Preferred Stock (all issues together “Preferred Stock”). Upon conversion, the Company’s fully diluted common stock interest in Still River is currently approximately 5.9%.
     The Preferred Stock is convertible at any time at the option of the holder into shares of common stock of Still River at a conversion price, subject to certain adjustments, but initially set at the original purchase price. The Preferred Stock has voting rights equivalent to the number of common stock shares into which it is convertible, and holders of the Preferred Stock, subject to certain exceptions, have a pro-rata right to participate in subsequent stock offerings. In the event of liquidation, dissolution, or winding up of Still River, the Preferred Stock holders have preference to the holders of common stock, and any other class or series of stock that is junior to the Preferred Stock. The Company does not have the right to appoint a member of the Board of Directors of Still River.
     The Company accounts for its investment in Still River under the cost method.
Note 5. Accounting for Uncertainty in Income Taxes
     Effective January 1, 2007, the Company adopted Financial Accounting Standards Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.
     As a result of the implementation of FIN 48, the Company recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior periods, and no corresponding change in retained earnings.
     Additionally, FIN 48 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. The Company made no reclassifications between current taxes payable and long term taxes payable upon adoption of FIN 48. Also, the Company had no amounts of unrecognized tax benefits that, if recognized, would affect its effective income tax rate for January 1, 2007 and March 31, 2008.
     The Company’s policy for deducting interest and penalties is to treat interest as interest expense and penalties as taxes. As of March 31, 2008 the Company had no amount accrued for the payment of interest and penalties related to unrecognized tax benefits and no amounts as of the adoption date of FIN 48.
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
     This quarterly report to the Securities and Exchange Commission may be deemed to contain certain forward-looking statements with respect to the financial condition, results of operations and future plans of American Shared Hospital Services, which involve risks and uncertainties including, but not limited to, the risks of the Gamma Knife and radiation therapy businesses, the risks of developing The Operating Room for the 21st Century® program, and the risks of investing in a development-stage company, Still River Systems, Inc. (“Still River”), without a proven product. Further information on potential factors that could affect the financial condition, results of operations and future plans of American Shared Hospital Services is included in the filings of the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 20, 2008.
     Medical services revenue decreased $24,000 to $4,725,000 for the three month period ended March 31, 2008 from $4,749,000 for the three month period ended March 31, 2007. The decrease is primarily due to the termination of two Gamma Knife contracts at the end of their terms, one at the end of third quarter 2007, and one in early 2008. The lower revenue was also attributable to three Gamma Knife units being out of service for extended periods of time during first quarter 2008 for upgrades or cobalt reloads. As a result of the contract terminations and upgrades, revenue from Gamma Knife operations decreased to $4,361,000 for the three month period ended March 31, 2008 compared to $4,749,000 for the three month period ended March 31, 2007. The decrease in Gamma Knife revenue was partially offset by $364,000 in revenue generated from the Company’s new radiation therapy contract, which became operational in September 2007, to provide IGRT and related equipment and services to an existing Gamma Knife customer.
     The Company had nineteen Gamma Knife units in operation at March 31, 2008 compared to twenty-one at March 31, 2007. One Gamma Knife retail customer chose to exercise an early termination provision in its lease, effective as of March 31, 2008, which reduces the number of Gamma Knife units the Company has in operation as of April 1, 2008 to eighteen.

Fourteen of the Company’s eighteen current Gamma Knife customers are under fee-per-use contracts, and four customers are under retail arrangements. Retail arrangements are further classified as either turn-key or net revenue sharing. Revenue from fee per use contracts is recorded on a gross basis as determined by each hospital’s contracted rate. Under turn-key arrangements, the Company receives payment from the hospital in the amount of its reimbursement from third party payors, and is responsible for paying all the operating costs of the Gamma Knife. Revenue is recorded on a gross basis and estimated based on historical experience and hospital contracts with third party payors. For net revenue sharing arrangements the Company receives a contracted percentage of the reimbursement received by the hospital less the operating expenses of the Gamma Knife. Revenue is recorded on a net basis and estimated based on historical experience.
     The equipment provided under the Company’s contract to provide additional radiation therapy and related equipment services to an existing Gamma Knife customer began operation in September 2007. This contract is considered a retail arrangement and revenue is recorded on a net revenue sharing basis.
     The number of Gamma Knife procedures decreased by 130 to 477 in first quarter 2008 from 607 in the same quarter in the prior year. This decrease was primarily due to the loss of two Gamma Knife contracts, whose leases expired at the end of their terms in September 2007 and January 2008. It was also partially due to down time of several weeks at two existing Gamma Knife sites for upgrades to Perfexion systems and a cobalt reload at another of the Company’s sites.
     Total costs of revenue increased $137,000 to $2,656,000 for the three month period ended March 31, 2008 from $2,519,000 for the three month period ended March 31, 2007. Maintenance and supplies decreased by $68,000 for the three month period ended March 31, 2008 compared to the same period in the prior year, primarily due to fewer Gamma Knife customer contracts, as well as more Gamma Knife units under warranty because of upgrades. Depreciation and amortization increased by $105,000 for the three month period ended March 31, 2008 compared to the same period in the prior year primarily due to additional equipment cost because of the new radiation therapy contract and the Gamma Knife upgrades and cobalt reloads, which more than offset any reduction in depreciation from the two discontinued Gamma Knife sites. Other direct operating costs increased by $100,000 for the three month period ended March 31, 2008 compared to the same period in the prior year primarily due to higher site specific marketing related costs.
     Selling and administrative costs decreased by $54,000 to $1,107,000 for the three month period ended March 31, 2008 from $1,161,000 for the three month period ended March 31, 2007. This decrease was primarily due to lower costs from consulting services, partially offset by increased payroll related costs and accounting fees.
     Interest expense increased by $101,000 to $568,000 for the three month period ended March 31, 2008 from $467,000 for the three month period ended March 31, 2007 primarily due to term financing obtained on the radiation therapy contract, the three Gamma Knife upgrades and the two Gamma Knife cobalt reloads over the previous several months. The additional interest expense from this financing was partially offset by lower interest expense on the debt relating to the more mature Gamma Knife units. The mature units have lower interest expense because interest expense decreases as the outstanding principal balance of each loan is reduced.
     Interest and other income increased by $29,000 to $147,000 for the three month period ended March 31, 2008 from $118,000 for the three month period ended March 31, 2007 primarily due to a gain on the sale of equipment of approximately $56,000, which was partially offset by a reduction in interest income as a result of lower interest rates available on invested cash balances.
     Minority interest decreased by $64,000 to $236,000 for the three month period ended March 31, 2008 from $300,000 for the three month period ended March 31, 2007 due to decreased profitability of GK Financing. Minority interest represents the 19% interest of GK Financing owned by a third party.
     Income tax expense decreased by $46,000 to $149,000 in the first quarter 2008 compared to $195,000 in the first quarter 2007. Based on the Company’s current estimated effective income tax rate for 2008, a 49% income tax provision was recorded in first quarter 2008 compared to a 46% income tax provision in first quarter 2007; however, income tax expense is lower because income before income taxes is $115,000 less than in first quarter 2007.
     The Company had net income of $156,000 ($0.03 per diluted share) for the three month period ended March 31, 2008 compared to net income of $225,000 ($0.04 per diluted share) in the same period in the prior year. The decrease was primarily due to increased costs of revenue, specifically depreciation from additional equipment, and interest expense from the related financing on that equipment.
Liquidity and Capital Resources
     The Company had cash and cash equivalents of $6,292,000 at March 31, 2008 compared to $6,340,000 at December 31, 2007. The Company’s cash position decreased by $48,000 due to payments for the purchase of property and equipment of $2,168,000, principal payments on long term debt and capital leases of $1,592,000, and distributions to minority owners of $190,000. These decreases were offset by net cash from operating activities of $1,563,000, debt financing towards the purchase of property and equipment of $1,839,000, and proceeds from the sale of marketable securities of $500,000.
     During the first quarter of 2008, a Gamma Knife customer with an early termination option chose to exercise that option and purchase the equipment effective March 31, 2008. As a result, the Company recorded a gain on the sale of the Gamma Knife of approximately $56,000 during the quarter. Cash proceeds of $1,473,000 from the sale were received in the second quarter of 2008, and are recorded in other receivables at March 31, 2008.
     The Company as of March 31, 2008 had shareholders’ equity of $19,730,000, working capital of $2,609,000 and total assets of approximately $63,593,000.

     The Company has scheduled interest and principal payments under its debt obligations of approximately $9,468,000 and scheduled capital lease payments of approximately $1,355,000 during the next 12 months. The Company believes that its cash flow from operations and cash resources are adequate to meet its scheduled debt and capital lease obligations during the next 12 months.
     The Company has a $6,000,000 line of credit, renewable annually, available as needed for equipment purchases and working capital. Amounts drawn against the line of credit are secured by the Company’s cash invested with the bank. At March 31, 2008 there was $4,100,000 drawn against the line of credit.
     The Company invests its cash primarily in money market or similar funds and high quality short to long-term fixed income securities in order to maximize current income while minimizing the potential for principal erosion. A portion of these investments are classified as securities on the balance sheet and are considered held-to-maturity investments because it is the Company’s ability and intent to hold these securities until maturity. Securities with maturity dates between three and twelve months in the amount of $3,170,000 are classified as current assets, while securities with maturities in excess of one year are classified as long-term. There were no long-term securities as of March 31, 2008.
     The Company has a $2,617,000 preferred stock investment in Still River Systems, Inc., which is considered a long-term investment on the balance sheet and is recorded at cost. The Company has also made deposits of $1,000,000 per machine towards the purchase of two Still River Monarch250 PBRT systems, which are classified under Deposits and construction in progress on the balance sheet. The Company has obtained interim financing from a lender for the total amount of the deposits paid to date. The Company has a commitment to pay additional deposits of $2,000,000 per machine until FDA approval is received, at which time the remaining balance towards the purchase of the equipment is committed. It is anticipated that similar interim financing will be available on the future deposits. The Still River PBRT system is not commercially proven and there is no assurance FDA approval will be received. The Company reviews the carrying value of these deposits for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value may not be recoverable.
     The Company made a deposit of $480,000 in first quarter 2008 towards the purchase of a Perfexion Gamma Knife unit to be placed at a new customer site in the last half of 2008. The Company has obtained a financing commitment from a lender towards the purchase of this equipment. During 2007, the Company traded in an existing Gamma Knife, and made deposits of $615,000, towards the future purchase of a LGK Model 4 Gamma Knife at a site still to be determined. It is anticipated that financing will be obtained for this unit, pending final site selection. The Company has obtained financing for a Perfexion unit being installed at an existing Gamma Knife customer site to be completed in second quarter 2008.
     Including the commitments for the two Monarch250 systems, the two Perfexion units and the LGK Model 4 Gamma Knife, the Company has total remaining commitments to purchase equipment in the amount of approximately $25,000,000. The Company believes it has the ability, and it is its intent, to finance these purchase commitments as needed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage or prepayment features. The Company does not have affiliation with partnerships, trust or other entities whose purpose is to facilitate off-balance sheet financial transactions or similar arrangements, and therefore has no exposure to the financing, liquidity, market or credit risks associated with such entities. At March 31, 2008 the Company had no significant long-term, market-sensitive investments.
Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the company and its subsidiaries is communicated to the chief executive officer and the chief financial officer. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of March 31, 2008, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the chief executive officer and the chief financial officer, and recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
     There were no changes in our internal control over financial reporting during the three months ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     None.
Item 1A. Risk Factors
     There are no changes from those listed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.

Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Securities Holders.
     None.
Item 5. Other Information.
     None.
Item 6. Exhibits and Reports on Form 8-K.
     (a) Exhibits
     The following exhibits are filed herewith:

Exhibit Number	Description

10.30a	Addendum One to Lease Agreement for a Gamma Knife Unit dated January 9, 2008 between GK Financing, LLC and The Community Hospital Group, Inc. dba JFK Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks).

10.30b	Addendum Two to Lease Agreement for a Gamma Knife Unit dated January 9, 2008 between GK Financing, LLC and The Community Hospital Group, Inc. dba JFK Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks).

10.57	Purchased Services Agreement for a Gamma Knife Perfexion Unit dated as of March 5, 2008 between GK Financing, LLC and USC University Hospital, Inc. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks).

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SHARED HOSPITAL SERVICES Registrant
Date: May 14, 2008	/s/ Ernest A. Bates, M.D.
Ernest A. Bates, M.D.
Chairman of the Board and Chief Executive Officer

Date: May 14, 2008	/s/ Craig K. Tagawa
Craig K. Tagawa
Senior Vice President Chief Operating and Financial Officer