Form 10-Q
period 2008-06-30
AMERICAN SHARED HOSPITAL SERVICES
filed 2008-08-11
CIK 744825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008 or

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
As of August 1, 2008, there are outstanding 5,028,087 shares of the Registrant’s common stock.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	June 30, 2008	December 31, 2007
ASSETS

Current assets:
Cash and cash equivalents	$8,587,000	$6,340,000
Securities-current	1,765,000	2,605,000
Restricted cash	50,000	50,000
Accounts receivable, net of allowance for for doubtful accounts of $100,000 in 2008 and $170,000 in 2007	4,878,000	4,886,000
Other receivables	290,000	250,000
Prepaid expenses and other current assets	360,000	417,000
Current deferred tax assets	301,000	301,000

Total current assets	16,231,000	14,849,000

Property and equipment:

Medical equipment and facilities	68,314,000	66,562,000
Office equipment	699,000	699,000
Deposits and construction in progress	6,952,000	8,947,000

	75,965,000	76,208,000

Accumulated depreciation and amortization	(30,505,000)	(31,982,000)

Net property & equipment	45,460,000	44,226,000

Securities	0	1,065,000
Investment in preferred stock	2,617,000	2,617,000
Other assets	263,000	287,000

Total assets	$64,571,000	$63,044,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$346,000	$795,000
Accrued interest and other liabilities	818,000	793,000
Employee compensation and benefits	216,000	142,000

Advances on line of credit	4,000,000	4,100,000
Current portion of long-term debt	7,922,000	7,180,000
Current portion of capital leases	1,095,000	1,092,000

Total current liabilities	14,397,000	14,102,000

Long-term debt, less current portion	19,679,000	21,285,000
Long-term capital leases, less current portion	5,101,000	2,719,000
Deferred income taxes	2,245,000	2,245,000
Minority interest	3,169,000	3,153,000
Shareholders’ equity:
Common stock, without par value:
authorized shares - 10,000,000; issued & outstanding shares, 5,028,087 in 2008 and 5,026,587 in 2007	9,320,000	9,320,000
Additional paid-in capital	4,375,000	4,304,000
Retained earnings	6,285,000	5,916,000

Total shareholders’ equity	19,980,000	19,540,000

Total liabilities and shareholders’ equity	$64,571,000	$63,044,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED INCOME STATEMENT
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007
Revenue:
Medical services	$5,102,000	$4,910,000	$9,827,000	$9,659,000

Costs and expenses:
Costs of revenue:

Maintenance and supplies	290,000	233,000	568,000	579,000

Depreciation and amortization	1,664,000	1,439,000	3,222,000	2,892,000

Other direct operating costs	805,000	792,000	1,625,000	1,512,000

	2,759,000	2,464,000	5,415,000	4,983,000

Gross margin	2,343,000	2,446,000	4,412,000	4,676,000

Selling and administrative expense	1,129,000	1,209,000	2,236,000	2,370,000

Interest expense	627,000	470,000	1,195,000	937,000

Operating income	587,000	767,000	981,000	1,369,000

Interest and other income	86,000	100,000	233,000	218,000

Minority interest expense	(255,000)	(335,000)	(491,000)	(635,000)

Income before income taxes	418,000	532,000	723,000	952,000

Income tax expense	205,000	252,000	354,000	447,000

Net income	$213,000	$280,000	$369,000	$505,000

Earnings per share:

Basic	$0.04	$0.06	$0.07	$0.10

Diluted	$0.04	$0.06	$0.07	$0.10

Basic shares	5,028,000	5,024,000	5,027,000	5,024,000
Diluted shares	5,030,000	5,047,000	5,029,000	5,049,000
See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED CASH FLOWS STATEMENT
(Unaudited)

	Six Months ended June 30,
	2008	2007
Operating activities:
Net income	$369,000	$505,000

Adjustments to reconcile net cash provided by operating activities:

Depreciation and amortization	3,291,000	2,963,000

Deferred income taxes	0	112,000

(Gain) loss on sale of assets	(56,000)	0

Stock based compensation expense	71,000	35,000

Minority interest in consolidated subsidiaries	491,000	635,000

Changes in operating assets and liabilities:

Receivables	(32,000)	42,000

Prepaid expenses and other assets	56,000	1,000

Accounts payable and accrued liabilities	(350,000)	48,000

Customer deposits	0	3,125,000

Net cash from operating activities	3,840,000	7,466,000

Investing activities:
Payment for purchase of property and equipment	(2,997,000)	(4,285,000)

Proceeds from sale and maturity of marketable securities	1,905,000	1,208,000

Investment in marketable securities	0	(1,739,000)

Proceeds from sale of assets	1,473,000	0

Net cash from investing activities	381,000	(4,816,000)

Financing activities:
Principal payments on long-term debt	(3,240,000)	(2,432,000)

Principal payments on capital leases	(535,000)	(494,000)

Long-term debt financing on purchase of property and equipment	2,376,000	2,840,000

Advances on line of credit	0	1,225,000

Payments on line of credit	(100,000)	(1,700,000)

Payment of dividends	0	(478,000)

Distribution to minority owners	(475,000)	(551,000)

Net cash from financing activities	(1,974,000)	(1,590,000)

Net change in cash and cash equivalents	2,247,000	1,060,000

Cash and cash equivalents at beginning of period	6,340,000	3,952,000

Cash and cash equivalents at end of period	$8,587,000	$5,012,000

Supplemental cash flow disclosure:
Cash paid during the period for:

Interest	$1,561,000	$937,000

Income taxes	$116,000	$335,000

Schedule of noncash investing and financial activities:
Accrued dividends	$0	$239,000

Acquisition of equipment with capital lease financing	$2,920,000	$0
See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly American Shared Hospital Services’ consolidated financial position as of June 30, 2008 and the results of its operations for the three and six month periods ended June 30, 2008 and 2007, which results are not necessarily indicative of results on an annualized basis. Consolidated balance sheet amounts as of December 31, 2007 have been derived from audited financial statements.
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
     The Company through its majority-owned subsidiary, GK Financing, provided Gamma Knife units to eighteen medical centers as of June 30, 2008 in Arkansas, Connecticut, Florida, Illinois, Massachusetts, Mississippi, Nevada, New Jersey, New Mexico, New York, Oklahoma, Ohio, Pennsylvania, Tennessee, Texas and Wisconsin.
     The Company also directly provides radiation therapy and related equipment, including Intensity Modulated Radiation Therapy (“IMRT”), Image Guided Radiation Therapy (“IGRT”) and a CT Simulator to the radiation therapy department at an existing Gamma Knife site. This equipment became operational during September 2007.
     All significant intercompany accounts and transactions have been eliminated in consolidation.
Note 2. Per Share Amounts
     Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding. For the three and six months ended June 30, 2008 basic earnings per share was computed using 5,028,000 and 5,027,000 common shares, respectively, and diluted earnings per share was computed using 5,030,000 and 5,029,000 common shares and equivalents, respectively. For both the three and six months ended June 30, 2007 basic earnings per share was computed using 5,024,000 common shares, and diluted earnings per share was computed using 5,047,000 and 5,049,000 common shares and equivalents, respectively.

Note 3. Stock-based Compensation
     On September 28, 2006, the Company’s shareholders approved the 2006 Stock Incentive Plan (the “2006 Plan”) under which 750,000 shares of the Company’s common stock are reserved for issuance of shares to officers of the Company, other key employees, non-employee directors, and advisors. The 2006 Plan serves as successor to the Company’s previous two stock-based employee compensation plans, the 1995 and 2001 Stock Option Plans. The shares reserved under those two plans, including the shares of common stock subject to currently outstanding options under the plans, were transferred to the 2006 Plan, and no further grants or share issuances will be made under the 1995 Plan or 2001 Plans. Under the 2006 Plan, there are 1,500 restricted stock units granted, consisting of annual automatic grants to non-employee directors, and approximately 618,000 options granted, of which approximately 168,000 options are vested, as of June 30, 2008.
     Beginning in 2006, in accordance with FASB Statement No. 123R, Accounting for Stock-Based Compensation, the Company began expensing the fair value of its stock options issued, using the modified prospective format. The Company’s stock-based awards to employees are calculated using the Black-Scholes valuation model. The Company’s stock-based awards have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the present value estimates. The estimated fair value of the Company’s option grants awarded during 2008 was estimated assuming the following weighted-average assumptions: seven year expected life, 41-61% expected volatility, 0-3.4% dividend yield, and 3.7-4.0% risk-free interest rate. The estimated fair value of the Company’s options is amortized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Accordingly, stock-based compensation cost before income tax effect in the amount of approximately $37,000 is reflected in second quarter 2008 net income, and $71,000 is reflected in year to date net income, compared to approximately $20,000 and $35,000 in the same periods in the prior year, respectively.
     FASB Statement No. 123R requires that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. There were 56,000 options issued and no options exercised during the six month period ended June 30, 2008. There were no excess tax benefits to report.
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
     On September 5, 2007 the Company invested approximately $617,000 for an additional equity interest in Still River. This investment represents approximately 588,000 shares of Series C Convertible Preferred Stock, which is considered pari passu with the previously issued Series A and Series B Convertible Preferred Stock (all issues together “Preferred Stock”). Upon conversion, the Company’s fully diluted common stock interest in Still River is approximately 5.9%.
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
Note 5. Line of Credit
     The Company has a $6,000,000 line of credit with the Bank of America (the “Bank”), which is renewable annually and is drawn on from time to time as needed for equipment purchases and working capital. Amounts drawn against the line of credit are at an interest rate per year equal to the Bank’s Prime Rate minus 1.50 percentage points, or alternately the LIBOR rate plus 0.95 percentage points, and are secured by the Company’s cash invested with the Bank. At June 30, 2008, $4,000,000 was borrowed against the line of credit.
Note 6. Accounting for Uncertainty in Income Taxes
     Effective January 1, 2007, the Company adopted Financial Accounting Standards Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.
     As a result of the implementation of FIN 48, the Company recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior periods, and no corresponding change in retained earnings.

     Additionally, FIN 48 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. The Company made no reclassifications between current taxes payable and long term taxes payable upon adoption of FIN 48. Also, the Company had no amounts of unrecognized tax benefits that, if recognized, would affect its effective income tax rate for January 1, 2007 and June 30, 2008.
     The Company’s policy for deducting interest and penalties is to treat interest as interest expense and penalties as taxes. As of June 30, 2008 the Company had no amount accrued for the payment of interest and penalties related to unrecognized tax benefits and no amounts as of the adoption date of FIN 48.
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
     This quarterly report to the Securities and Exchange Commission may be deemed to contain certain forward-looking statements with respect to the financial condition, results of operations and future plans of American Shared Hospital Services, which involve risks and uncertainties including, but not limited to, the risks of the Gamma Knife and radiation therapy businesses, the risks of developing The Operating Room for the 21st Century® program, and the risks of investing in a development-stage company, Still River Systems, Inc. (“Still River”), without a proven product. Further information on potential factors that could affect the financial condition, results of operations and future plans of American Shared Hospital Services is included in the filings of the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Form 10-Q for the three months ended March 31, 2008 and the definitive Proxy Statement for the Annual Meeting of Shareholders held on June 20, 2008.
     Medical services revenue increased $192,000 and $168,000 to $5,102,000 and $9,827,000 for the three and six month periods ended June 30, 2008 from $4,910,000 and $9,659,000 for the three and six month periods ended June 30, 2007, respectively. The increase for both the three and six month periods is primarily due to 12% and 8% increases, respectively, in revenue at Gamma Knife sites that were in operation during the same periods in 2008 and 2007. The Company’s radiation therapy contract, which became operational in September 2007, provided $372,000 and $736,000 in revenue for the three month and six month periods in 2008, respectively. These Gamma Knife and radiation therapy revenue increases more than offset the loss of revenue from three Gamma Knife sites whose contracts ended in third quarter 2007, first quarter 2008 and second quarter 2008. Two of these contracts terminated at the end of their term, and one contract ended because the customer chose to exercise an early termination provision in its lease effective March 31, 2008.

     The Company had eighteen and twenty-one Gamma Knife units in operation at June 30, 2008 and June 30, 2007, respectively. Currently fourteen of the Company’s Gamma Knife customers are under fee-per-use contracts, and four customers are under retail arrangements. Retail arrangements are further classified as either turn-key or net revenue sharing. Effective second quarter 2008 the Company has no Gamma Knife net revenue sharing contracts. Revenue from fee per use contracts is recorded on a gross basis as determined by each hospital’s contracted rate. Under turn-key arrangements, the Company receives payment from the hospital in the amount of its reimbursement from third party payors, and is responsible for paying all the operating costs of the Gamma Knife. Revenue is recorded on a gross basis and estimated based on historical experience and hospital contracts with third party payors. For net revenue sharing arrangements the Company receives a contracted percentage of the reimbursement received by the hospital less the operating expenses of the Gamma Knife. Revenue is recorded on a net basis and estimated based on historical experience.
     The equipment provided under the Company’s contract to provide additional radiation therapy and related equipment services to an existing Gamma Knife customer began operation in September 2007. This contract is considered a retail arrangement and revenue is recorded on a net revenue sharing basis.
     The number of Gamma Knife procedures decreased by 120 to 501 for the three month period, and decreased by 250 to 978 for the six month period ended June 30, 2008 from 621 and 1,228 for the three and six month periods ended June 30, 2007. The decrease for both the three month and six month periods was primarily due to the loss of three Gamma Knife contracts, two of which expired at the end of their terms in September 2007 and January 2008. The third contract ended effective March 31, 2008 when the customer chose to exercise an early termination provision in the lease. For the six month period, the decrease is also due to down time of several weeks in the first quarter of 2008 at three existing Gamma Knife sites for two upgrades to Perfexion systems and a cobalt reload at another of the Company’s Gamma Knife sites. The decreases for the three and six month periods were partially offset by procedure increases of 9% and 4%, respectively, at sites that were in operation during the same periods in 2008 and 2007.
     Total costs of revenue increased $295,000 and $432,000 to $2,759,000 and $5,415,000 for the three and six month periods ended June 30, 2008 from $2,464,000 and $4,983,000 for the three and six months periods ended June 30, 2007. Maintenance and supplies increased by $57,000 and decreased by $11,000 for the three and six month periods ended June 30, 2008 compared to the same periods in the prior year. For the quarter, this is primarily due to lower cost for maintenance contracts in second quarter 2007 due to the timing of contract renewals. For the six month period, the variance is because there are fewer sites under maintenance contract due to both contract terminations and new equipment covered under warranty, partially offset by higher costs for maintenance not covered under contract. Depreciation and amortization increased by $225,000 and $330,000 for the three and six month periods ended June 30, 2008 compared to the same periods in the prior year, primarily because of higher depreciation on the three new Gamma Knife Perfexion units that became operational in fourth quarter 2007, first quarter 2008 and second quarter 2008, and the upgrade and cobalt reloads that took place at two other sites after second quarter 2007. Other direct operating costs increased

$13,000 and $113,000 for the three and six month periods ended June 30, 2008 compared to the same periods in the prior year. For the three month period this was due to higher property tax expense partially offset by lower site specific marketing costs. For the six month period, the increase is primarily due to higher marketing costs and property taxes.
     Selling and administrative costs decreased by $80,000 and $134,000 to $1,129,000 and $2,236,000 for the three and six month periods ended June 30, 2008 from $1,209,000 and $2,370,000 for the three and six month periods ended June 30, 2007. For the three month period, the decrease was primarily due to lower legal and accounting fees. For the six month period the decrease is primarily due to lower legal fees and consulting fees, partially offset by an increase in contributions.
     Interest expense increased by $157,000 and $258,000 to $627,000 and $1,195,000 for the three and six month periods ended June 30, 2008 from $470,000 and $937,000 for the three and six month periods ended June 30, 2007 primarily due to term financing obtained on the radiation therapy contract, four Gamma Knife upgrades and two cobalt reloads over the past several months. The additional interest expense from this financing was partially offset by lower interest expense on the debt relating to the more mature Gamma Knife units. The mature units have lower interest expense because interest expense decreases as the outstanding principal balance of each loan is reduced. The increased interest expense from term loans was partially offset by lower interest expense from borrowing under the Company’s line of credit with a bank.
     Interest and other income decreased by $14,000 and increased by $15,000 to $86,000 and $233,000 for the three and six month periods ended June 30, 2008 from $100,000 and $218,000 for the three and six month periods ended June 30, 2007. For the three month period the decrease is primarily due to lower interest income due to lower rates available on invested cash balances. For the six month period, the increase is primarily due to a gain on the sale of assets of approximately $56,000, partially offset by lower interest income.
     Minority interest expense decreased by $80,000 and $144,000 to $255,000 and $491,000 for the three and six month periods ended June 30, 2008 from $335,000 and $635,000 for the three and six month periods ended June 30, 2007 due to reduced profitability of GK Financing. Minority interest represents the 19% interest of GK Financing owned by a third party.
     Income tax expense decreased by $47,000 and $93,000 to $205,000 and $354,000 for the three and six month periods ended June 30, 2008 compared to $252,000 and $447,000 for the three and six month periods ended June 30, 2007. Based on the Company’s current estimated effective income tax rate for 2008, a 49% income tax provision was recorded for the three and six month periods ended June 30, 2008, compared to a 47% income tax provision for the three and six month periods ended June 30, 2007. Although the income tax rate is higher in 2008, income tax expense is lower because income before income taxes is $114,000 and $229,000 lower for the three and six month periods ending June 30, 2008 compared to the same periods in the prior year, respectively.
     The Company had net income of $213,000 ($0.04 per diluted share) and $369,000 ($0.07 per diluted share) for the three and six month periods ended June 30, 2008 compared to net income of $280,000 ($0.06 per diluted share) and $505,000 ($0.10 per diluted share) for the same periods in the prior year. The decrease for both the three and six month periods is primarily due to higher depreciation and interest expense as the result of the Company’s upgrades to more state-of-the-art equipment at several existing customer sites.
Liquidity and Capital Resources
     The Company had cash and cash equivalents of $8,587,000 at June 30, 2008 compared to $6,340,000 at December 31, 2007. The Company’s cash position increased by $2,247,000 due to cash from operating activities of $3,840,000, debt financing towards the purchase of property and equipment of $2,376,000, proceeds from the sale of assets of $1,473,000 and proceeds from the sale of marketable securities of $1,905,000. These increases were partially offset by payments for the purchase of property and equipment of $2,997,000, principal payments on long term debt and capital leases of $3,775,000, distributions to minority owners of $475,000, and a pay down on the line of credit of $100,000.
     A Gamma Knife customer with an early termination option chose to exercise that option and purchase the equipment effective March 31, 2008. As a result, the Company recorded a gain on the sale of the Gamma Knife of approximately $56,000, and the cash proceeds of $1,473,000 from the sale were received in the second quarter of 2008.
     The Company as of June 30, 2008 had shareholders’ equity of $19,980,000, working capital of $1,834,000 and total assets of approximately $64,571,000.
     The Company has scheduled interest and principal payments under its debt obligations of approximately $9,750,000 and scheduled capital lease payments of approximately $1,314,000 during the next 12 months. The Company believes that its cash flow from operations and cash resources are adequate to meet its scheduled debt and capital lease obligations during the next 12 months.
     The Company has a $6,000,000 line of credit, renewable annually, available as needed for equipment purchases and working capital. Amounts drawn against the line of credit are secured by the Company’s cash invested with the bank. At June 30, 2008 there was $4,000,000 drawn against the line of credit.
     The Company invests its cash primarily in money market or similar funds and high quality short to long-term fixed income securities in order to maximize current income while minimizing the potential for principal erosion. A portion of these investments are classified as securities on the balance sheet and are considered held-to-maturity investments because it is the Company’s ability and intent to hold these securities until maturity. Securities with maturity dates between three and twelve months in the amount of $1,765,000 are classified as current assets, while securities with maturities in excess of one year are classified as long-term. There were no long-term securities as of June 30, 2008.
     The Company has a $2,617,000 preferred stock investment in Still River, which is considered a long-term investment on the balance sheet and is recorded at cost. The Company has also made deposits of $1,000,000 per machine towards the purchase of two Still River Monarch250 PBRT systems, which are classified under Deposits and construction in progress on the balance sheet. The Company has obtained short term non-renewable interim financing from a lender for the total amount of the deposits paid to date. The Company has a commitment to pay additional deposits of $2,000,000 per machine until FDA approval is received, at which time the remaining balance towards the purchase of the equipment is committed. It is the Company’s intent to secure interim financing on the current and future deposits, but there can be no assurance that the Company will be able to obtain said financing. The Still River PBRT system is not commercially proven and there is no assurance FDA approval will be received. The Company reviews the carrying value of these deposits and the preferred stock investment for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value may not be recoverable. Management has determined that there is no impairment of these assets.
     The Company obtained a financing commitment from a lender for the full value of a Perfexion Gamma Knife unit being installed at a new customer site, which became operational in July 2008. During 2007, the Company traded in an existing Gamma Knife, and has made deposits of approximately $1,300,000, towards the future purchase of a LGK Model 4 Gamma Knife at a site still to be determined. It is anticipated that financing will be obtained for this unit, pending final site selection.
     Including the commitments for the two Monarch250 systems, the Perfexion unit and the LGK Model 4 Gamma Knife, the Company has total remaining commitments to purchase equipment in the amount of approximately $22,000,000. The Company’s intent is to finance these purchase commitments as needed, but there can be no assurance that financing will be obtained.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage or prepayment features. The Company does not have affiliation with partnerships, trust or other entities whose purpose is to facilitate off-balance sheet financial transactions or similar arrangements, and therefore has no exposure to the financing, liquidity, market or credit risks associated with such entities. At June 30, 2008 the Company had no significant long-term, market-sensitive investments.
Item 4. Controls and Procedures
     Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the company and its subsidiaries is communicated to the chief executive officer and the chief financial officer. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of June 30, 2008, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the chief executive officer and the chief financial officer, and recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
     There were no changes in our internal control over financial reporting during the three months ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors
There are no changes from those listed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Securities Holders.
The Company’s Annual Shareholder Meeting (“Meeting”) was held on June 20, 2008. There were present in person or by proxy at said Meeting shareholders voting 4,311,477 shares that represented 85.77% of the 5,026,587 shares outstanding and entitled to vote at the Meeting, which represented a quorum. At the Meeting, the shareholders:
1)	Voted on the Election of Directors as follows:

Nominee	For	Abstained
Ernest A. Bates, M.D.	4,177,460	134,017
Olin C. Robison	4,206,100	105,377
John F. Ruffle	4,174,730	136,747
Stanley S. Trotman, Jr.	4,178,230	133,247
All 4 individuals were elected to serve on the Board of Directors for the following year.

2)	Voted on the ratification of Moss Adams LLP as the Company’s Independent Registered Public Accounting Firm. There were 4,234,351 votes for, 61,688 votes against, and 15,438 votes abstained for a 84.24% vote in favor of total available votes.
Item 5. Other Information.
None.
Item 6. Exhibits
(a)	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Description

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SHARED HOSPITAL SERVICES
Registrant
Date: August 11, 2008	/s/ Ernest A. Bates, M.D.
Ernest A. Bates, M.D.
Chairman of the Board and Chief Executive Officer

Date: August 11, 2008	/s/ Craig K. Tagawa
Craig K. Tagawa
Senior Vice President Chief Operating and Financial Officer