Form 10-K
period 2008-12-31
AMERICAN SHARED HOSPITAL SERVICES
filed 2009-03-31
CIK 744825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☑	Annual Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act of 1934
For The Fiscal Year Ended December 31, 2008
or

☐	Transition Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act of 1934
For The Transition Period From                      to                     .
Commission file number 1-08789

American Shared Hospital Services
(Exact name of registrant as specified in its charter)

California	94-2918118
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Four Embarcadero Center, Suite 3700, San Francisco, California	94111-4107
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (415) 788-5300
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock No Par Value	NYSE Amex
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
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2008, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $7,868,000.
Number of shares of common stock of the registrant outstanding as of March 6, 2009: 4,712,183.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

PART I
ITEM 1.
BUSINESS
GENERAL
American Shared Hospital Services (“ASHS” and, together with its subsidiaries, the “Company”) provides Gamma Knife stereotactic radiosurgery equipment and radiation therapy and related equipment to nineteen (19) medical centers in seventeen (17) states, as of March 6, 2009. The Company provides Gamma Knife services through its 81% indirect interest in GK Financing, LLC, a California limited liability company (“GKF”). The remaining 19% of GKF is owned by GKV Investments, Inc., a wholly owned U.S. subsidiary of Elekta AG, a Swedish company (“Elekta”). Elekta is the manufacturer of the Leksell Gamma Knife® (the “Gamma Knife”). GKF is a non-exclusive provider of alternative financing services for Elekta Gamma Knife units. Gamma Knife revenue accounted for 93% of the Company’s revenue in 2008. The Company provides Image Guided Radiation Therapy (IGRT) and related equipment to one medical center in Massachusetts which accounted for approximately 7% of the Company’s revenue in 2008.
In April 2006, the Company invested $2,000,000 for a minority equity interest in Still River Systems, Inc. (“Still River”), a development-stage company based in Littleton, Massachusetts, which in collaboration with scientists from MIT’s Plasma Science and Fusion Center, is developing a medical device for the treatment of cancer patients using proton beam radiation therapy (PBRT). On September 5, 2007 the Company invested approximately $617,000 for an additional equity interest in Still River. The Company has spent an additional $2,250,000 towards the purchase of three Monarch250™ PBRT systems from Still River for anticipated delivery in 2010 and 2011. The Still River PBRT systems are not currently FDA approved.
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
OPERATIONS
Gamma Knife Operations
Gamma Knife stereotactic radiosurgery, a non-invasive procedure, is an alternative to conventional brain surgery or can be an adjunct to conventional brain surgery. Compared to conventional surgery, Gamma Knife radiosurgery usually involves shorter patient hospitalization, lower risk of complications and can be provided at a lower cost. Typically,

Gamma Knife patients resume their pre-surgical activities one or two days after treatment. The Gamma Knife treats patients with 201 single doses of gamma rays that are focused with great precision on small and medium size, well circumscribed and critically located structures in the brain. During 2006 Elekta introduced a new Gamma Knife model, the Perfexion™ unit (“Perfexion”), which treats patients with 192 single doses of gamma rays and will also provide the ability to perform procedures on areas of the upper cervical spine. The Gamma Knife delivers the concentrated dose of gamma rays from Cobalt-60 sources housed in the Gamma Knife. The Cobalt-60 sources converge at the target area and deliver a dose that is high enough to destroy the diseased tissue without damaging surrounding healthy tissue.
The Gamma Knife treats selected malignant and benign brain tumors, trigeminal neuralgia (facial pain) and arteriovenous malformations. Research is being conducted to determine whether the Gamma Knife can be effective in the treatment of epilepsy and other functional disorders.
As of December 31, 2008, the Company estimates that there were 116 Gamma Knife sites in the United States and 267 units in operation worldwide. Based on the most recent available data, an estimated percentage breakdown of Gamma Knife procedures performed in the U.S. by indications treated is as follows: malignant (46%) and benign (29%) brain tumors, functional disorders (16%) and vascular disorders (9%).
The Company, as of March 6, 2009, has nineteen (19) Gamma Knife units operating at nineteen (19) sites in the United States. The Company’s first Gamma Knife commenced operation in September 1991. The Company’s Gamma Knife units performed approximately 1,900 procedures in 2008 for a cumulative total of approximately 20,800 procedures through December 31, 2008.
Revenue from Gamma Knife services for the Company during the five (5) years ended December 31, and the percentage of total revenue of the Company represented by the Gamma Knife for each of the last five years, are set forth below:

Year Ended	Total Gamma Knife	Gamma Knife
December 31,	Revenue (in thousands)	Total Revenue
2008	$17,713	92.7%
2007	$22,056 (1)	97.5%
2006	$20,385	100.0%
2005	$18,231	100.0%
2004	$16,389	100.0%

(1)	includes $3,200,000 of equipment sales revenue from the sale of a Gamma Knife system to an existing Gamma Knife customer at the end of the contract term.
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
GKF’s profits and/or losses and any cash distributions are allocated based on membership interests. GKF’s operating agreement requires that it have a cash reserve of at least $50,000 before cash distributions are made to its members. From inception to December 31, 2008, GKF has distributed $28,188,000 to the Company and $6,612,000 to the minority partner.
Image Guided Radiation Therapy Operations
The Company’s radiation therapy business currently consists of one Image Guided Radiation Therapy system that began operation in September 2007 at an existing Gamma Knife customer site. Revenue generated under IGRT services accounted for approximately 7% of the Company’s total revenue in 2008.
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
Based on the most recently available census information, there were 3,235 linear accelerator based radiation therapy units installed in the United States as of 2007, of which 1,170 provided IGRT services. Radiation therapy services were provided through approximately 1,400 hospital based oncology centers and approximately 700 non-hospital based oncology centers.
Additional information on our operations can be found in Item 6—“Selected Financial Data”, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 of our consolidated financial statements beginning on page A-8 of this report.
CUSTOMERS
The Company’s current business is the outsourcing of stereotactic radiosurgery services and radiation therapy services. The Company typically provides the equipment, as well as planning, installation, reimbursement and marketing support services. The majority of the Company’s customers pay the Company on a fee per use basis. The market for these services primarily consists of major urban medical centers. The business is capital intensive; the total cost of a Gamma Knife or IGRT facility usually ranges from $3 million to $5.5 million, including equipment, site construction and installation. The Company pays for the equipment and the medical center generally pays for site and installation costs. The following is a listing of the Company’s current sites as of March 6, 2009:

Customers (Gamma Knife except as noted)	Original Term	Year Contract
Existing sites	of Contract	Began	Basis of Payment
Southwest Texas Methodist Hospital	10 years	1998	Fee per use
San Antonio, Texas
Yale New Haven Ambulatory Services Corporation	10 years	1998	Fee per use
New Haven, Connecticut
Kettering Medical Center	10 years	1999	Fee per use
Kettering, Ohio
Tufts-New England Medical Center	10 years	1999	Fee per use
Boston, Massachusetts
University of Arkansas for Medical Sciences	15 years	1999	Revenue Sharing
Little Rock, Arkansas
Froedtert Memorial Lutheran Hospital	10 years	1999	Fee per use
Milwaukee, Wisconsin
JFK Medical Center	10 years	2000	Fee per use
Edison, New Jersey
Sunrise Hospital and Medical Center	10 years	2001	Fee per use
Las Vegas, Nevada
Central Mississippi Medical Center	10 years	2001	Fee per use
Jackson, Mississippi
OSF Saint Francis Medical Center	10 years	2001	Fee per use
Peoria, Illinois
Bayfront Medical Center	10 years	2002	Fee per use
St. Petersburg, Florida
Mercy Medical Center	10 years	2002	Fee per use
Rockville Center, New York
Baptist Medical Center	8 years	2003	Revenue Sharing
Jacksonville, Florida
Albuquerque Regional Medical Center	10 years	2003	Fee per use
Albuquerque, New Mexico
Lehigh Valley Hospital	10 years	2004	Fee per use
Allentown, Pennsylvania
Baptist Hospital of East Tennessee	10 years	2005	Revenue Sharing
Knoxville, Tennessee
Northern Westchester Hospital	10 years	2005	Fee per use
Mt. Kisco, New York
Mercy Health Center	10 years	2005	Revenue Sharing
Oklahoma City, Oklahoma
Tufts-New England Medical Center (IGRT)	10 years	2007	Revenue Sharing
Boston, Massachusetts
USC University Hospital	10 years	2008	Fee per use
Los Angeles, California

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
In 2008, three customers accounted for approximately 14%, 13% and 12% each of the Company’s total revenue. In both 2007 and 2006, one customer accounted for approximately 13% of the Company’s total revenue.
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
The Company’s Gamma Knife business is operated through GKF. GKF generally funds its Gamma Knife units, upgrades and additions with loans from various lenders for 100% of the cost of each Gamma Knife, plus any sales tax, customs and duties. The loans are predominantly fully amortized over an 84-month period. The loans are collateralized by the Gamma Knife, customer contracts and accounts receivable, and are without recourse to the Company and Elekta.
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
GOVERNMENT REGULATION
The Company’s Gamma Knife and radiation therapy customers receive payments for patient care from federal government and private insurer reimbursement programs. Currently in the United States, Gamma Knife services are performed on an in-patient and on an out-patient basis. Gamma Knife patients with Medicare as their primary insurer and treated on either an in-patient or out-patient basis, comprise an estimated 20% to 35% of the total Gamma Knife patients treated. Radiation therapy patients with Medicare as their primary insurer are treated primarily on an out-patient basis, and comprise an estimated 35% to 45% of the total radiation therapy patients treated.

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
The APC consists of 346 clinically homogenous classifications or groupings of codes that are typically used in out-patient billing. Out-patient services are bundled with fixed rates of payment determined according to specific regional and national factors, similar to that of the in-patient PPS.
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
IGRT is a relatively new service to radiation oncology. The 2005 through 2007 APC payment rates averaged approximately $80 for each of five procedure codes. In 2008 DHHS determined that these services are to be packaged into other services. As a result, there are currently no specific outpatient payment rates for IGRT, and reimbursement is made through various packaged codes.
The payment of remuneration to induce the referral of health care business has been a subject of increasing governmental and regulatory focus in recent years. Section 1128B(b) of the Social Security Act (sometimes referred to as the “federal anti-kickback statute”) provides criminal penalties for individuals or entities that knowingly and willfully offer, pay, solicit or receive remuneration in order to induce referrals for items or services for which payment may be made under the Medicare and Medicaid programs and certain other government funded programs. The Social Security Act provides authority to the Office of Inspector General through civil proceedings to exclude an individual or entity from participation in the Medicare and state health programs if it is determined any such party has violated Section 1128B(b) of the Social Security Act. The Company believes that it is in compliance with the federal anti-kickback statute. Additionally, the Omnibus Budget Reconciliation Act of 1993, often referred to as “Stark II”, bans physician self-referrals to providers of designated health services with which the physician has a financial relationship. On September 5, 2007, the third and final phase of the Stark regulations (Phase III) was published. The term “designated health services” includes, among others, radiation therapy services and in-patient and out-patient hospital services. On January 1, 1995, the Physician Ownership and Referral Act of 1993 became effective in California. This legislation prohibits physician self-referrals for covered goods and services, including radiation oncology, if the physician (or the physician’s immediate family) concurrently has a financial interest in the entity receiving the referral. The Company believes that it is in compliance with these rules and regulations.
On August 19, 2008, the Centers for Medicare and Medicaid (“CMS”) published a final rule relating to inpatient hospital services paid under the Inpatient Prospective Payment System for discharges in the Fiscal Year 2009 (the “Final Rule”). Among other things, the Final Rule prohibits “per-click payments” to physician lessors for services rendered to patients who were referred by the physician lessor. This prohibition on per-click payments for leased equipment used in the treatment of a patient referred to a hospital lessee by a physician lessor applies regardless of whether the physician himself or herself is the lessor or whether the lessor is an entity in which the referring physician has an ownership or investment interest. The effective date of this prohibition will be October 1, 2009. The Company does not have transactions of this nature, and therefore, believes that it is in compliance with this Final Rule.
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
Introduction of PBRT in the United States, until recently, has been limited due to lack of adequate reimbursement and the high capital costs of these projects. The Company believes that the current development of one and two treatment room PBRT systems at lower capital costs, and the recent implementation of reimbursement rates for PBRT from the CMS will help make this technology available to a larger segment of the market. CMS PBRT reimbursement in 2007 increased approximately 20% over 2006 reimbursement levels; however, the reimbursement is projected to decrease approximately 30% in 2008 compared to 2007 reimbursement levels.
There are several competing manufacturers of proton beam systems, including Still River, IBA Particle Therapy Inc., Hitachi Ltd., Optivus Proton Therapy Inc., Varian Medical Systems, Inc. (Accel) and Mitsubishi Electric. The Company has invested in Still River and has made deposits towards the purchase of three Still River Monarch250™ systems. The Still River system potentially provides cancer centers the opportunity to introduce single treatment room PBRT services with cost in the range of approximately $20 to $25 million rather than four and five PBRT treatment room programs costing in excess of $100 million. The Still River system is not yet FDA approved and there can be no assurance that it will be approved.
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
EMPLOYEES
At December 31, 2008, the Company employed eleven (11) people on a full-time basis and one (1) person on a part-time basis. None of these employees is subject to a collective bargaining agreement and there is no union representation within the Company. The Company maintains various employee benefit plans and believes that its employee relations are good.
EXECUTIVE OFFICERS OF THE COMPANY
The following table provides current information concerning those persons who serve as executive officers of the Company. The executive officers were appointed by the Board of Directors and serve at the discretion of the Board of Directors.

Name:	Age:	Position:

Ernest A. Bates, M.D.	72	Chairman of the Board of Directors and Chief Executive Officer

Craig K. Tagawa	55	Senior Vice President - Chief Operating and Financial Officer

Ernest R. Bates	42	Vice President of Sales and Business Development
Ernest A. Bates, M.D., founder of the Company, has served in the positions listed above since the incorporation of the Company. He is Emeritus Vice Chairman of the Board of Trustees of The Johns Hopkins University, a member of the Board of Trustees at the University of Rochester, a member of the Board of Overseers of the University of California at San Francisco School of Nursing and a member of the Board of the Museum of African Diaspora. Dr. Bates is also a member of the State of California Commission for Jobs and Economic Growth, a member of the Board of Directors of Salzburg Seminar, a board member of the Center for Fastercures-Milken Institute and a member of the Brookings Institution. Dr. Bates is a graduate of The Johns Hopkins University and the University of Rochester School of Medicine.
Craig K. Tagawa has served as Chief Operating Officer since February 1999 in addition to serving as Chief Financial Officer since May 1996. Mr. Tagawa also served as Chief Financial Officer from January 1992 through October 1995. Previously a Vice President in such capacity, Mr. Tagawa became a Senior Vice President on February 28, 1993. He is also the Chief Executive Officer of GKF. From September 1988 through January 1992, Mr. Tagawa served in various positions with the Company. He is a former Chair of the Industrial Policy Advisory Committee of the Engineering Research Center for Computer-Integrated Surgical Systems and Technology at The Johns Hopkins University. He received his Undergraduate degree from the University of California at Berkeley and his M.B.A from Cornell University.

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
The Market for the Gamma Knife is Limited
There is a limited market for the Gamma Knife, and the market may be mature. The Company has entered into only one Gamma Knife contract at a new site since 2004. Due to the substantial costs of acquiring a Gamma Knife unit, we must identify medical centers that possess neurosurgery and radiation oncology departments capable of performing a large number of Gamma Knife procedures. As of December 31, 2008 there were approximately 116 operating Gamma Knife units in the United States, of which 19 units were owned by us, and approximately 267 units in operation worldwide. There can be no assurance that we will be successful in placing additional units at any sites in the future. The Company’s existing contracts with its customers are fixed in length and there can be no assurance that the customers will wish to extend the contract beyond the end of the term.

The Company Has a High Level of Debt
The Company’s business is capital intensive. The Company finances its IGRT system through ASHS and its Gamma Knife units through its GKF subsidiary. The amounts financed through GKF have been generally non-recourse to ASHS. The Company’s combined long term debt and present value of capital leases totals $28,686,000 as of December 31, 2008 and is collateralized by the Gamma Knife and IGRT equipment and other assets, including accounts receivable and future proceeds from any contract between the Company and any end user of the financed equipment. This high level of debt may adversely affect the Company’s ability to secure additional credit in the future, and as a result may affect operations and profitability. If default on debt occurs in the future, the Company’s creditors would have the ability to accelerate the defaulted loan, to seize the Gamma Knife unit or other equipment with respect to which default has occurred, and to apply any collateral they may have at the time to cure the default. The Company also has a line of credit with a bank, against which it has drawn $6,500,000 as of December 31, 2008.
The Market is Competitive
The Company estimates that there are three other companies that actively provide alternative, non-conventional Gamma Knife financing to potential customers. We believe there are no competitor companies that currently have more than six Gamma Knife units in operation. The Company’s relationship with Elekta, the manufacturer of the Leksell Gamma Knife unit, is non-exclusive, and in the past the Company has lost sales to customers that chose to purchase a Gamma Knife unit directly from Elekta. In addition, the Company may continue to lose future sales to such customers and may also lose future sales to its competitors. There can be no assurance that the Company will be able to successfully compete against others in placing future units.
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
The Company’s Revenue Could Decline if Federal Reimbursement Rates are Lowered
The amount reimbursed to medical centers for each Gamma Knife or radiation therapy treatment may decline in the future. The reimbursement decrease may come from federally mandated programs (i.e., Medicare and Medicaid) or other third party payor groups. Fifteen of the Company’s twenty existing contracts are reimbursed by the medical center to the Company on a fee per use basis. The primary risk under this type of contract is that the actual volume of procedures could be less than projected. However, a significant reimbursement rate reduction may result in the Company restructuring certain of its existing contracts. There are also five contracts where the Company receives revenue based directly on the amount of reimbursement received for procedures performed. Revenue under those contracts and any future contracts with revenue based directly on reimbursement amounts will be impacted by any reimbursement rate change. Some of the Company’s future contracts for Gamma Knife services may have revenue based on such reimbursement rates instead of a fee for service basis. There can be no assurance that future changes in healthcare regulations and reimbursement rates will not directly or indirectly adversely affect the Company’s Gamma Knife revenue.
New Technology and Products Could Result in Equipment Obsolescence
There is constant change and innovation in the market for highly sophisticated medical equipment. New and improved medical equipment can be introduced that could make the Gamma Knife technology obsolete and that would make it uneconomical to operate. During 2000, Elekta introduced an upgraded Gamma Knife which costs approximately $3.6 million plus applicable tax and duties. This upgrade includes an Automatic Positioning System™ (“APS”), and therefore involves less health care provider intervention. In early 2005, Elekta introduced a new upgrade, the model 4C. The cost to upgrade existing units to the model 4C Gamma Knife with APS is estimated to be approximately $200,000 to $1,000,000, depending on the current Gamma Knife configuration. In 2006 Elekta introduced a new model of the Gamma Knife, the Perfexion, which costs approximately $4.5 million plus applicable taxes and duties. The Perfexion can perform procedures faster than previous Gamma Knife models and it provides the additional ability to perform procedures on areas of the cervical spine. Existing models of the Gamma Knife are not upgradeable to the Perfexion model. As of December 31, 2008, four of the Company’s Gamma Knife units are Perfexion models; of the Company’s remaining Gamma Knife units, five are Model 4C with APS and ten are upgradeable. The failure to acquire or use new technology and products could have a material adverse effect on our business and results of operations.
In addition, there are constant advances made in radiation therapy equipment. The Company purchased an IGRT system in 2006 with a list price of approximately $8,300,000. New and improved medical equipment can be introduced that could make the existing technology obsolete and that would make it uneconomical to operate.
The Company has Invested in a Proton Beam Business that is Developmental and Unproven
We have committed a substantial amount of our financial resources to next-generation proton beam technology. The PBRT system being developed by Still River is not commercially proven and cannot be reimbursed by most major insurors prior to FDA approval, which may not be obtained until 2010, if at all. Prior to that time, we must make progress payments of $6,500,000 for three Monarch250™ systems (The Company has already made deposits of $2,250,000 towards this commitment). There can be no assurance that we will recover this investment or future investments, or our $2,617,000 minority investment in Still River. Our current belief is that we will begin to receive revenue for PBRT systems placed and financed by us during 2010, pending FDA approval.

ITEM 2.
PROPERTIES
The Company’s corporate offices are located at Four Embarcadero Center, Suite 3700, San Francisco, California, where it leases approximately 4,600 square feet for $23,195 per month. This lease expires in May 2011. A portion of the office space is subleased on a month-to-month basis to two third parties for approximately $1,000 per month.
For the year ended December 31, 2008 the Company’s aggregate net rental expenses for all properties and equipment were approximately $389,000.
ITEM 3.
LEGAL PROCEEDINGS
There are no material pending legal proceedings involving the Company or any of its property. The Company knows of no legal or administrative proceedings against the Company contemplated by governmental authorities.
ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to a vote of the Company’s security holders through the solicitation of proxies or otherwise during the fourth quarter of 2008.

PART II
ITEM 5.
MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Market Information and Dividend Policy
The Company’s common shares, no par value (the “Common Shares”), are currently traded on the NYSE Amex Exchange. At December 31, 2008 the Company had 4,712,183 issued and outstanding common shares, 618,430 common shares reserved for options and 1,500 restricted stock units issued.
The following table sets forth the high and low closing sale prices of the Common Shares of the Company on the NYSE Amex Exchange for each full quarter for the last two fiscal years.
Prices for Common Shares

Quarter Ending	High	Low
March 31, 2007	$6.68	$5.91

June 30, 2007	$6.39	$5.80

September 30, 2007	$6.00	$3.65

December 31, 2007	$4.00	$1.85

March 31, 2008	$2.80	$1.71

June 30, 2008	$2.87	$2.05

September 30, 2008	$2.80	$1.85

December 31, 2008	$2.00	$1.01
The Company estimates that there were approximately 2,500 beneficial holders of its Common Shares at December 31, 2008.
There were no dividends declared or paid during 2008. During 2007, shareholders of record on January 2, 2007, April 2, 2007 and July 2, 2007 were paid quarterly dividends of $0.0475 per common share on January 15, 2007, April 16, 2007 and July 16, 2007, respectively. Subsequently, the Board of Directors suspended dividends for the purpose of preserving cash for the development of its PBRT business. The Board of Directors evaluates the Company’s level of earnings, balance sheet position, availability of cash and expected future cash requirements on a quarterly basis to determine its dividend policy. The Company did not pay cash dividends prior to 2001.

Stock Repurchase Program
In 1999 and 2001, the Board of Directors approved resolutions authorizing the Company to repurchase up to a total of 1,000,000 shares of its own stock on the open market from time to time at prevailing prices. In 2008 the Board reaffirmed these authorizations and during 2008 the Company repurchased approximately 316,000 shares of its stock. Prior to this, there were no shares repurchased on the open market since the year ending December 31, 2001. A total of approximately 800,000 shares have been repurchased in the open market pursuant to these authorizations at a cost of approximately $1,657,000. As of December 31, 2008 there are approximately 200,000 shares remaining under the repurchase authorizations.
The following table sets forth information on our common stock repurchase program for the fourth quarter of 2008:

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that
	Number of	Average	as Part of Publicly	May Yet be
	Shares	Price Paid	Announced	Purchased Under
Period	Purchased	Per Share	Programs	the Programs
October 1 - October 31, 2008	—	$—	—	—
November 1 - November 31, 2008	315,904	1.40	315,904	199,746
December 1 - December 31, 2008	—	—	—	—

Total Fourth Quarter	315,904	$1.40	315,904	199,746

Shareholder Rights Plan
On March 22, 1999 the Company adopted a Shareholder Rights Plan (“Plan”). Under the Plan, the Company made a dividend distribution of one Right for each outstanding share of the Company’s common stock as of the close of business on April 1, 1999. The Rights become exercisable only if any person or group, with certain exceptions, becomes an “acquiring person” (acquires 15 percent or more of the Company’s outstanding common stock) or announces a tender or exchange offer to acquire 15 percent or more of the Company’s outstanding common stock. The Company’s Board of Directors adopted the Plan to protect shareholders against a coercive or inadequate takeover offer. On March 12, 2009, the Board of Directors of the Company approved the First Amendment (the “Amendment”) to its existing shareholder rights plan dated as of March 22, 1999. Among other things, the Amendment extends the final expiration date on which the Rights are exercisable until the close of business on April 1, 2019.
Equity Compensation Plans
During 2008 no holders of options to acquire the Company’s common stock exercised their respective rights pursuant to such securities; however, 1,500 new shares of common stock were issued to the Company’s board of directors from stock grants that vested in 2008.

Additional information regarding our equity compensation plans is incorporated herein by reference from the 2009 Proxy Statement. Also, see Note 9-Shareholders’ Equity to the Consolidated Financial Statements.
Performance Graph, Total Return to Shareholders
The following graph and table compares cumulative total shareholder return on the Company’s Common Shares (“ASHS total return”) (i) with the cumulative total return of the Standard & Poor’s 500 Stock Index (“S&P500”) and (ii) with the Standard & Poor’s SmallCap 600 Stock Index (“S&P SmallCap 600”), in each case during the five years ended December 31, 2008.

	12/03	12/04	12/05	12/06	12/07	12/08
American Shared Hospital Services	100.00	102.19	111.25	121.29	38.18	19.46
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53
S&P Smallcap 600	100.00	122.65	132.07	152.04	151.58	104.48

ITEM 6.
SELECTED FINANCIAL DATA

	Year Ended December 31,
	(Amounts in thousands except per share data)
Summary of Operations	2008	2007	2006	2005	2004

Revenue	$19,099	$22,622	20,385	$18,231	$16,389

Costs of operations	10,877	13,354	10,365	9,072	7,887
Selling and administrative expense	4,323	4,646	3,995	3,613	2,963
Interest expense	2,437	1,946	2,161	2,075	2,261

Total expenses	17,637	19,946	16,521	14,760	13,111

Income from operations	1,462	2,676	3,864	3,471	3,278
Interest and other income	404	328	308	202	102
Minority interest expense	(855)	(1,134)	(1,314)	(1,126)	(983)

Income before income taxes	1,011	1,870	2,858	2,547	2,397
Income tax expense	534	919	1,202	780	412

Net income	$477	$951	$1,656	$1,767	$1,985

Net income per common share:
Basic	$0.10	$0.19	$0.33	$0.36	$0.46
Diluted	$0.10	$0.19	$0.33	$0.35	$0.39
Cash dividend declared per common share	$0.0000	$0.0950	0.1900	$0.1875	$0.1725
Dividend payout ratio (paid and declared)	—	0.50	0.58	0.54	0.44
See accompanying note (1)

	As of December 31,
	(Amounts in thousands)
Balance Sheet Data	2008	2007	2006	2005	2004

Cash and cash equivalents	$10,286	$6,340	$3,952	$1,298	$8,121
Securities - current	—	2,605	1,574	4,537	957
Restricted cash	50	50	50	50	50
Working capital (deficit)	(205)	747	(541)	2,423	4,978
Securities - long-term	—	1,065	3,380	2,797	—
Total assets	62,196	63,044	50,905	48,668	47,367
Advances on line of credit	6,500	4,100	4,000	—	—
Current portion of long-term debt/capital leases	7,633	8,272	5,876	6,377	6,562
Long-term debt/capital leases, less current portion	21,053	24,004	15,189	18,705	18,924
Shareholders’ equity	$19,728	$19,540	19,009	$18,320	$17,546
See accompanying note (1)

(1)	In October 1995, the Company entered into an operating agreement granting to American Shared Radiosurgery Services (a California corporation and a wholly-owned subsidiary of the Company) an 81% ownership interest in GKF. ASHS incorporated a new wholly-owned subsidiary, OR21, Inc. (“OR21”) in November 1999, and a new wholly-owned subsidiary, MedLeader.com, Inc. (“MedLeader”) in April 2000. Accordingly, the financial data for the Company presented above include the results of GKF, OR21 and MedLeader for 2004 through 2008.

This financial data as of December 31, 2008, 2007 and 2006 and for the years ended December 31, 2008, 2007 and 2006 should be read in conjunction with our consolidated financial statements and the notes thereto beginning on page A-1 of this report and with Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
The most significant accounting policies followed by the Company are presented in Note 2 to the consolidated financial statements. These policies along with the disclosures presented in the other financial statement notes and in this discussion and analysis, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts, and the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for doubtful accounts, revenue recognition and the carrying value of its Still River investment to be three areas that required the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available. The following are our critical accounting policies in which management’s estimates, assumptions and judgments most directly and materially affect the financial statements:

Revenue Recognition
The Company has one revenue-generating activity, which consists of equipment leasing to hospitals, and includes the operation of Gamma Knife units by GKF and the operation of an IGRT site by ASHS.
Revenue is recognized when services have been rendered and collectability is reasonably assured, on either a fee per use or revenue sharing basis. The Company has contracts with fifteen fee per use hospitals and five retail hospitals. Under both of these types of agreements, the hospital is responsible for billing patients and collection of fees for services performed. Revenue associated with installation of the Gamma Knife and IGRT units, if any, is a part of the negotiated lease amount and not a distinctly identifiable amount. The costs, if any, associated with installation of the units are amortized over the period of the related lease to match revenue recognition of these costs.
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
ASHS has one agreement and GKF has four agreements that are based on revenue sharing. These can be further classified as either “turn-key” arrangements or “net revenue sharing” arrangements. For GKF’s four turn-key sites, GKF is solely responsible for the costs to acquire and install the Gamma Knife. In return, GKF receives payment from the hospital in the amount of its reimbursement from third party payors. Revenue is recognized by the Company during the period in which the procedure is performed, and is estimated based on what can be reasonably expected to be paid by the third party payor to the hospital. The estimate is primarily determined from historical experience and hospital contracts with third party payors. These estimates are reviewed on a regular basis and adjusted as necessary to more accurately reflect the expected payment amount. The Company also records an estimate of operating costs associated with each procedure during the period in which the procedure is performed. Costs are determined primarily based on historical treatment protocols and cost schedules with the hospital. The Company’s estimated operating costs are reviewed on a regular basis and adjusted as necessary to more accurately reflect the actual operating costs. Revenue for turn-key sites is recorded on a gross basis, and the operating expenses the Company reimburses to the hospital are recorded in other operating costs.
Under net revenue sharing arrangements the hospital shares in the responsibility and risk with the Company for the capital investment to acquire and install the equipment. Unlike our turn-key arrangement, the lease payment under a net revenue sharing arrangement is a percentage of revenue less operating costs. Payments are made by the hospital, generally on a monthly basis, to the Company based on an agreed upon percentage allocation of income remaining after all operating expenses are deducted from cash collected. Revenue is recognized during the period in which procedures are performed, and is determined based on the net reimbursement amount that the Company expects to receive from the hospital for those procedures. Under the net revenue sharing arrangement, the percent of revenue received is recorded net of costs to provide the treatment. This estimate is reviewed on a regular basis and adjusted as necessary to more accurately reflect the expected payment amount.
Revenue from retail arrangements amounted to approximately 42%, 32% and 34% of revenue for the years ended December 31 2008, 2007 and 2006, respectively.
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
If the Company’s net accounts receivable estimates for revenue sharing customers as of December 31, 2008 changed by as much as 10% based on actual collection information, it would have the effect of increasing or decreasing revenue by approximately $242,000.
Impairment Evaluation of Still River
The Company carries its investment in Still River at cost and reviews it for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value of the investment may not be recoverable. The Company evaluated this investment for impairment at December 31, 2008 in light of both current market conditions and the ongoing needs of Still River to raise cash to continue its development of the first compact, single room PBRT system. During the first quarter of 2009, Still River proposed a Series D round of financing to raise cash, which it was able to do, but at a per share price lower than the Company’s cost basis investment. The Company calculated that, based on the Series D funding, there is an unrealized loss of approximately $1.2 million compared to the Company’s cost of its investment. However, based on its analysis, the Company believes that this investment is only temporarily impaired. It is the Company’s intent to hold this investment for a reasonable period of time sufficient for a recovery of fair value; therefore the Company does not consider that this investment to be other-than-temporarily impaired at December 31, 2008.
GENERAL
For the year ended December 31, 2008, 93% of the Company’s revenue was derived from its Gamma Knife business, and 7% from its IGRT business. For the year ended December 31, 2007, 97% of the Company’s revenue was derived from its Gamma Knife business, and the remaining 3% from its IGRT business.
TOTAL REVENUE

		Increase		Increase
(in thousands)	2008	(Decrease)	2007	(Decrease)	2006
Total revenue	$19,099	(15.6%)	$22,622	11.0%	$20,385

Total revenue decreased 15.6% in 2008 compared to 2007, primarily due to a 1.7% decrease in medical services revenue, and no equipment sales revenue in 2008 compared to $3,200,000 of equipment sales revenue in 2007.
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
Gamma Knife Revenue
Total Gamma Knife revenue for 2008 decreased 19.7% to $17,713,000 compared to $22,056,000 in 2007. Total Gamma Knife revenue for 2007 increased 8.2% to $22,056,000 compared to $20,835,000 in 2006. The total revenue decrease in 2008 and increase in 2007 compared to the prior year, respectively, were both affected by 2007 equipment sales revenue of $3,200,000, which was generated by the sale of a new Gamma Knife unit to an existing Gamma Knife customer in fourth quarter 2007 near the end of the Company’s lease with the customer. Revenue from this equipment sale is not considered medical services revenue, and is not included in the table below.

		Increase		Increase
	2008	(Decrease)	2007	(Decrease)	2006
Medical services revenue (in thousands)	$17,713	(6.1%)	$18,856	(7.5%)	$20,385
Number of Gamma Knife procedures	1,869	(20.0%)	2,335	(8.9%)	2,563
Average revenue per procedure	$9,477	17.4%	$8,075	1.5%	$7,954
Medical services revenue from Gamma Knife operations decreased $1,143,000 in 2008 compared to 2007 and decreased $1,529,000 in 2007 compared to 2006. The 2008 decrease compared to 2007 was primarily due to a reduction in the total number of Gamma Knife units the Company had in operation during the year. One contract terminated at the end of third quarter 2007 and another in early 2008 at the end of their respective contract terms. Another contract terminated at the end of the first quarter of 2008 when the customer chose to exercise a buyout provision in its contract. There were also two existing sites that were out of service for extended periods of time for upgrades to Perfexion units and one site for cobalt reload. These reductions were partially offset by the inclusion of a new Gamma Knife site that began operation in the third quarter of 2008, and a 7% increase in revenue at Gamma Knife sites in operation more than one year. The 2007 decrease was due to the termination of one Gamma Knife contract at the end of its term in the third quarter of 2007 and a 6% decrease in revenue from Gamma Knife units in operation more than one year. The Company had nineteen, twenty and twenty-one Gamma Knife units in operation at December 31, 2008, 2007 and 2006, respectively.
The number of Gamma Knife procedures in 2008 decreased by 466 compared to 2007 primarily due to a reduction in the number of Gamma Knife units the Company had in operation during the year, partially offset by a 1% increase in procedures performed at units in operation more than one year. The number of Gamma Knife procedures in 2007 decreased by 228 compared to 2006 due to the termination of one Gamma Knife contract at the end of its term in the third quarter of 2007 and a 7% decrease in procedures from Gamma Knife units in operation more than one year.
Revenue per procedure increased by $1,402 in 2008 and increased by $121 in 2007 compared to the prior years, respectively. The Company’s contracts generally have different procedure rates because their investment basis varies, so revenue per procedure can vary year to year depending primarily on the mix of procedures performed at certain locations. In addition to this normal variation in the procedure mix, the increase in 2008 was also due to the termination of a Gamma Knife contract in late 2007 and two more in early 2008, all of which had lower than average per procedure rates. In addition to the normal variation in procedure mix, the increase in 2007 was also due to the termination of a Gamma Knife contract during 2007 that had a lower than average per procedure rate.
IGRT Revenue

		Increase		Increase
(In thousands)	2008	(Decrease)	2007	(Decrease)	2006
Medical services revenue	$1,386	144.9%	$566	n/a	$0
Revenue from the Company’s contract for IGRT services increased by $820,000 in 2008 from the $566,000 generated in 2007, due to the full year operation of the equipment, which began operation in September 2007.
COSTS OF OPERATIONS

		Increase		Increase
(In thousands)	2008	(Decrease)	2007	(Decrease)	2006
Costs of operations	$10,877	(18.5%)	$13,354	28.8%	$10,365
Percentage of total revenue	57.0%		59.0%		50.8%
The Company’s costs of operations, consisting of cost of equipment sales, maintenance and supplies, depreciation and amortization, and other operating expenses (such as insurance, property taxes, sales taxes, marketing costs and operating costs from the Company’s retail sites) decreased $2,477,000 in 2008 compared to 2007, and increased $2,989,000 in 2007 compared to 2006.

Costs of operations in 2007 included $3,394,000 in cost of equipment sales, compared to no cost in 2008 and 2006. Cost of equipment sales is specific to equipment sales revenue, and represents approximately 15% of total revenue in 2007.
The Company’s maintenance and supplies costs were 6% of total revenue in each of the years 2008, 2007 and 2006. Maintenance and supplies costs decreased $121,000 in 2008 compared to 2007 and decreased $11,000 in 2007 compared to 2006. The decrease in 2008 compared to 2007 was primarily due to the discontinuance of maintenance contract expense at the three sites whose contracts ended, and at the three sites where Gamma Knife Perfexion upgrades were installed in late 2007 and 2008 where the equipment is under warranty. The decrease in 2007 compared to 2006 was primarily caused by the end of one maintenance contract due to the termination of the customer lease and the discontinuance of another maintenance contract where the equipment came under warranty due to a Perfexion Gamma Knife upgrade. These decreases were partially offset by contract price increases at several other sites.
Depreciation and amortization increased $596,000 in 2008 compared to 2007, and increased $128,000 in 2007 compared to 2006. The increase in 2008 was primarily due to the replacement of two Gamma Knife units with Perfexion units in the first and second quarters of 2008 and the cobalt reload of another unit in the first quarter of 2008. It was also due to the full year inclusion of depreciation on the following: an IGRT system that began operation in the third quarter of 2007; a cobalt reload of a Gamma Knife unit that occurred in the third quarter of 2007; a Perfexion unit that began operation in the fourth quarter of 2007. These increases were partially offset by depreciation ending at three sites whose contracts ended in the third and fourth quarters 2007, and the first quarter 2008. The increase in 2007 was primarily due to the addition of one IGRT system in the third quarter, the replacement of one Gamma Knife unit with a Perfexion unit in the fourth quarter, and the cobalt reload of another Gamma Knife unit in the third quarter. The increase was partially offset by depreciation ending on one Gamma Knife unit due to the end of lease termination of a customer contract.
Other direct operating costs as a percentage of medical services revenue were 16%, 12% and 16% in 2008, 2007 and 2006, respectively. The increase of $442,000 in 2008 compared to 2007 was primarily due to higher marketing and promotion costs at the operations level, higher property tax expense, and higher operating costs at one of the turn-key sites. The decrease of $522,000 in 2007 compared to 2006 was primarily due to reduced marketing and promotion costs at the operations level and lower property tax, sales/use tax and other local tax expense.
SELLING AND ADMINISTRATIVE

		Increase		Increase
(In thousands)	2008	(Decrease)	2007	(Decrease)	2006
Selling and administrative costs	$4,323	(7.0%)	$4,646	16.3%	$3,995
Percentage of revenue	22.6%		20.5%		19.6%
The Company’s selling and administrative costs decreased $323,000 in 2008 compared to 2007, and increased $651,000 in 2007 compared to 2006. The decrease in 2008 compared to 2007 was primarily due to reduced business development costs of approximately $73,000, consulting and other fees of approximately $161,000 and legal and accounting fees of approximately $44,000. The increase in 2007 compared to 2006 was primarily due to increased payroll related costs of approximately $227,000, business development costs, due mostly to increased spending towards the development of the PBRT business of approximately $178,000, audit and accounting fees of approximately $190,000, and consulting and other fees of approximately $211,000. These increases were partially offset by reduced legal fees and contributions of approximately $79,000 and $72,000, respectively, compared to the prior year.
INTEREST EXPENSE

		Increase		Increase
(In thousands)	2008	(Decrease)	2007	(Decrease)	2006
Interest expense	$2,437	25.2%	$1,946	(9.9%)	$2,161
Percentage of revenue	12.8%		8.6%		10.6%
The Company’s interest expense increased $491,000 in 2008 compared to 2007, and decreased $215,000 in 2007 compared to 2006. The increase in 2008 was primarily due to additional interest expense from financing obtained during 2008 for the Company’s two new Perfexion units and for the cobalt reload on a Gamma Knife unit, and the full year inclusion of interest expense on the financing in 2007 of a Perfexion unit and the IGRT system. This increase was partially offset by lower interest expense on borrowing under the Company’s line of credit with a bank. The decrease in 2007 was due to lower interest expense on the Company’s more mature Gamma Knife units and the completion of debt service on two Gamma Knife units. This was partially offset by additional interest expense from financing a Perfexion Gamma Knife unit at one site, financing the IGRT system at another site, and increased interest expense on borrowing under the Company’s line of credit with a bank.
OTHER INCOME AND EXPENSE

		Increase		Increase
(In thousands)	2008	(Decrease)	2007	(Decrease)	2006
Interest and other income	$404	23.2%	$328	6.5%	$308

Percentage of revenue	2.1%		1.4%		1.5%

Minority interest expense	$(855)	(24.6%)	$(1,134)	(13.7%)	$(1,314)

Percentage of revenue	(4.5%)		(5.0%)		(6.4%)
Interest and other income increased $76,000 in 2008 compared to 2007 and increased $20,000 in 2007 compared to 2006. The increase in 2008 compared to 2007 was primarily due to a gain on sale of assets of approximately $60,000, compared to a loss on disposal of assets of $186,000 in the prior year. Investment income was approximately $170,000 lower in 2008 than in the prior year because of lower interest rates available on invested cash. The increase in 2007 was primarily due to higher invested cash balances and higher interest rates on those investments. The increase was partially offset by a loss on disposal of assets of $186,000 upon the termination of a customer contract.
Minority interest decreased $279,000 in 2008 and decreased $180,000 in 2007 compared to the prior year, respectively. Minority interest represents the pre-tax income earned by the minority partner’s 19% interest in GKF. The decrease or increase in minority interest reflects the relative profitability of GKF.
INCOME TAXES

		Increase		Increase
(In thousands)	2008	(Decrease)	2007	(Decrease)	2006
Income tax expense	$534	(41.9%)	$919	(23.5%)	$1,202
Percentage of revenue	2.8%		4.1%		5.9%
Income tax expense decreased $385,000 in 2008 compared to 2007, and decreased $283,000 in 2007 compared to 2006. The Company’s income tax expense decreased in 2008 compared to 2007 primarily because of reduced income before income taxes, but was partially offset by a higher effective income tax rate of 53% compared to 49% in 2007. The higher effective income tax rate is primarily due to higher state income taxes where separate state returns are required and net operating loss carryforwards cannot be applied. The Company’s income tax expense decreased in 2007 compared to 2006 primarily because of reduced income before income taxes, although the effective income tax rate increased to an estimated 49% for 2007 compared to 42% in 2006. The increase in the effective rate is primarily due to higher state income taxes at the subsidiary level.
The Company anticipates that it will continue to record income tax expense if it operates profitably in the future. Currently there are state income tax payments required for most states in which the Company operates. However there are minimal current federal income tax payments required due to net operating loss carryforwards and other deferred tax assets available for tax purposes.
The Company had a net operating loss carryforward for federal income tax return purposes at December 31, 2008 of approximately $8,403,000.
NET INCOME

(In thousands,		Increase		Increase
except per share amounts)	2008	(Decrease)	2007	(Decrease)	2006
Net income	$477	(49.8%)	$951	(42.6%)	$1,656
Net income per share, diluted	$0.10	(47.4%)	$0.19	(42.4%)	$0.33

The Company had net income of $477,000 in 2008 compared to $951,000 in 2007 and $1,656,000 in 2006. Net income in 2008 was lower than 2007 primarily because of reduced medical services revenue from the loss of two Gamma Knife contracts in 2008 and one in late 2007, which was partially offset by the addition of one new Gamma Knife contract in 2008 and the full year inclusion of revenue from the IGRT contract that started in 2007. Net income was also reduced because of higher depreciation and interest expense from the upgrade of equipment and financing on this equipment at three existing customer sites in late 2007 and early 2008. Net income for 2007 was lower than 2006 primarily because of reduced medical services revenue, partially due to the loss of one Gamma Knife customer late in the third quarter of 2007. It was also partially due to a loss on the sale of equipment and higher selling and administrative costs primarily from increased payroll, business developments costs, accounting and consulting fees.
LIQUIDITY AND CAPITAL RESOURCES
The Company had cash and cash equivalents of $10,286,000 at December 31, 2008 compared to $6,340,000 at December 31, 2007. Part of the increase in cash is due to a reduction in the Company’s position in marketable securities, which it converted to cash. As of December 31, 2008 the Company had no cash invested in securities with a term exceeding three months, compared to $3,670,000 of short-term and long-term securities at December 31, 2007. The increase is also due to cash generated from operations, proceeds from the sale of a Gamma Knife unit, and a net increase in advances of $2,400,000 on the Company’s line of credit. The Company’s expected primary cash needs on both a short and long-term basis are for capital expenditures, business expansion, working capital and other general corporate purposes.
It is the Company’s intent at appropriate times in the future to invest a portion of its cash in high-quality short to long-term fixed income marketable securities in order to maximize income on its available cash and to hold these securities until maturity. Securities with maturity dates between three and twelve months are classified as current assets and securities with maturities in excess of one year are classified as long-term. At December 31, 2008 the Company had no short-term or long-term investments in securities, compared to $2,605,000 and $1,065,000 at December 31, 2007, respectively.
Restricted cash of $50,000 at December 31, 2008 reflects cash that may only be used for the operations of GKF.
The Company has an $8,000,000 line of credit with a bank that is secured by cash and securities. The line of credit has been in place since June 2004 and is renewable annually. As of December 31, 2008, there was $6,500,000 borrowed against the line of credit. The Company believes it has the ability, and it is the Company’s intention, to renew the line of credit at its maturity in 2009.
Operating activities provided cash of $8,947,000 in 2008, which is primarily due to net income of $477,000 increased by non-cash charges for depreciation and amortization of $6,715,000, an increase in the minority interest of $855,000, and a reduction in receivables of $686,000. The Company’s trade accounts receivable decreased to $4,229,000 at December 31, 2008 from $4,886,000 at December 31, 2007, primarily due to the payment on accounts receivable for two Gamma Knife sites whose contracts ended in early 2009. In addition, there was a decrease to 80 days in the number of days revenue (sales) outstanding (“DSO”) in accounts receivable as of December 31, 2008 compared to 98 days as of December 31, 2007. We expect DSO to fluctuate in the future depending on timing of customer payments received and the mix of fee per use versus retail customers. Retail sites generally have longer collection periods than fee per use sites.
Investing activities provided $830,000 of cash in 2008 primarily due to proceeds from the sale and maturity of marketable securities of $3,670,000 and proceeds from the sale of assets of $1,473,000, offset by payment for the purchase of property and equipment of $4,313,000. The Company’s acquisition of property and equipment included the installation of two Perfexion Gamma Knife units, cobalt reload at another existing Gamma Knife site, and a deposit towards the purchase of a third proton beam unit.
Financing activities used $5,831,000 of cash during 2008, primarily due to principal payments on long-term debt of $8,090,000, principal payments towards capital leases of $1,252,000, distributions to minority owners of $798,000, payments on the line of credit of $600,000 and the repurchase of Company stock of $443,000. This was offset by long term debt financing on the purchase of property and equipment of $2,352,000 and advances on the line of credit of $3,000,000.
The Company had a working capital deficit at December 31, 2008 of $205,000 compared to working capital of $747,000 at December 31, 2007, primarily due to an increase of $2,400,000 in the line of credit, which more than offset a $1,341,000 increase in cash, cash equivalents and current securities.
The Company primarily invests its cash in money market or similar funds and high quality short to long-term securities in order to minimize the potential for principal erosion. Cash is invested in these funds pending use in the Company’s operations. The Company believes its cash position is adequate to service the Company’s cash requirements in 2009.
The Company finances all of its Gamma Knife and radiation therapy units and anticipates that it will continue to do so with future contracts. The Company has secured financing for its projects from several lenders and anticipates that it will be able to secure financing on future projects from these or other lending sources, but there can be no assurance that financing will continue to be available on acceptable terms. The Company meets all debt covenants required under notes with its lenders, and expects that any covenants required by future lenders will be acceptable to the Company.
IMPACT OF INFLATION AND CHANGING PRICES
The Company does not believe that inflation has had a significant impact on operations because a substantial majority of the costs that it incurs under its customer contracts are fixed through the term of the contract.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES AND OFF BALANCE SHEET ARRANGEMENTS
The following table presents, as of December 31, 2008, the Company’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payments Due by Period
	Total amounts	Less than
Contractual Obligations	committed	1 year	1-3 years	4-5 years	After 5 years

Long-term debt (includes interest)	$27,338,000	$7,989,000	$9,926,000	$6,337,000	$3,086,000
Capital leases (includes interest)	7,065,000	1,681,000	2,951,000	1,516,000	917,000
Line of credit	6,500,000	6,500,000	—	—	—
Future equipment purchases (1)	41,125,000	4,570,000	36,555,000	—	—
Operating leases	978,000	289,000	688,000	1,000	—

Total contractual obligations	$83,006,000	$21,029,000	$50,120,000	$7,854,000	$4,003,000

(1)	The Company has made cash deposits totaling $4,375,000 toward these equipment purchase commitments. The commitments include the purchase of two Gamma Knife units, two Gamma Knife upgrades and three Monarch250™ proton beam units as of December 31, 2008. For the first two Monarch250™ units specifically, the Company has a commitment to total deposits of $3,000,000 per machine until FDA approval is received, at which time the remaining balance is committed. For the third Monarch250™ unit, the Company has a commitment to total deposits of $500,000 until FDA approval is received, at which time the remaining balance is committed. The Company has made a commitment to purchase a Perfexion Gamma Knife unit for the purpose of upgrading an existing site. There were no deposits made towards the purchase of this unit as of December 31, 2008, however a financing commitment has been obtained. Financing has not yet been obtained for any of the other equipment. For all equipment in this classification, term financing for these purchases will not be finalized until 2009 or later, and therefore an accurate determination of payments by period cannot be made as of December 31, 2008. For purposes of this table, these commitments are listed in the 1-year or 1-3 year categories.
Further discussion of the long-term debt commitment is included in Note 5, capital leases in Note 6, and operating leases in Note 12 of the consolidated financial statements.
The Company has no significant off-balance sheet arrangements.
ITEM 7A.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The table below presents information about certain market-sensitive financial instruments as of December 31, 2008. The fair values were determined based on quoted market prices for the same or similar instruments.
We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage or prepayment features.

	Maturity Date, Year ending December 31
(amounts in thousands)	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value

Fixed-rate long-term debt and present value of capital leases	$7,633	$5,987	$4,462	$3,530	$3,206	$3,868	$28,686	$28,789
Average interest rates	7.8%	7.8%	7.7%	7.7%	7.7%	7.7%	7.8%
At December 31, 2008, we had no significant long-term, market-sensitive investments.
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in

Internal Control – Integrated Framework. Based on this assessment management believes that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

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

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

(b)	Changes in internal controls over financial reporting.

Our Chief Executive Officer and our Chief Financial Officer have evaluated the changes to the Company’s internal control over financial reporting that occurred during our last fiscal quarter ended December 31, 2008, as required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B.
OTHER INFORMATION
None.
PART III
ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding directors is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders (the “2009 Proxy Statement”). Information regarding executive officers of the Company, included herein under the caption “Executive Officers of the Registrant” in Part I, Item 1 above, is incorporated herein by reference.

Information concerning the identification of our standing audit committee required by this Item is incorporated by reference from the 2009 Proxy Statement.
Information concerning our audit committee financial experts required by this Item is incorporated by reference from the 2009 Proxy Statement.
Information concerning compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference from the 2009 Proxy Statement.
We have adopted a Code of Ethics that is incorporated by reference from the 2009 Proxy Statement.
ITEM 11.
EXECUTIVE COMPENSATION
Incorporated herein by reference from the 2009 Proxy Statement.
ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated herein by reference from the 2009 Proxy Statement.
ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated herein by reference from the 2009 Proxy Statement.
ITEM 14.
PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated herein by reference from the 2009 Proxy Statement.
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
(b) Exhibits.
     The following Exhibits are filed with this Report.

Exhibit
Number:	Description:

2.1	Securities Purchase Agreement, dated as of March 12, 1999, by and among Alliance Imaging, Inc.; Embarcadero Holding Corp. I; Embarcadero Holding Corp. II; American Shared Hospital Services; and MMRI, Inc. (1)

3.1	Articles of Incorporation of the Company, as amended. (2)

3.2	By-laws of the Company, as amended. (3)

4.6	Form of Common Stock Purchase Warrant of American Shared Hospital Services. (3)

4.8	Registration Rights Agreement, dated as of May 17, 1995, by and among American Shared Hospital Services, the Holders referred to in the Note Purchase Agreement, dated as of May 12, 1995 and General Electric Company, acting through GE Medical Systems. (3)

4.9	Rights Agreement dated as of March 22, 1999 between American Shared Hospital Services and American Stock Transfer & Trust Company as Rights Agent. (25)

10.1	The Company’s 1984 Stock Option Plan, as amended. (4)

10.2	The Company’s 1995 Stock Option Plan, as amended. (5)

Exhibit
Number:	Description:

10.3	Form of Indemnification Agreement between American Shared Hospital Services and members of its Board of Directors. (4)

10.4	Ernest A. Bates Stock Option Agreement dated as of August 15, 1995. (6)

10.5	Operating Agreement for GK Financing, LLC, dated as of October 17, 1995. (3)

10.6	Amendments dated as of October 26, 1995 and as of December 20, 1995 to the GK Financing, LLC Operating Agreement, dated as of October 17, 1995. (7)

10.7	Amendment dated as of October 16, 1996 to the GK Financing, LLC Operating Agreement, dated as of October 17, 1995. (1)

10.8	Amendment dated as of March 31, 1999 (“Fourth Amendment”) to the GK Financing, LLC Operating Agreement dated as of October 17, 1995. (8)

10.9	Amendment dated as of March 31, 1999 (“Fifth Amendment”) to the GK Financing, LLC Operating Agreement dated as of October 17, 1995. (8)

10.10	Amendment dated as of June 5, 1999 to the GK Financing, LLC Operating Agreement dated as of October 17, 1995. (8)

10.11a	Assignment and Assumption Agreement, dated as of December 31, 1995, between American Shared Radiosurgery Services (assignor) and GK Financing, LLC (assignee). (8)

10.11b	Assignment and Assumption Agreement, dated as of November 1, 1995, between American Shared Hospital Services (assignor) and American Shared Radiosurgery Services (assignee). (4)

10.11c	Amendment Number One dated as of August 1, 1995 to the Lease Agreement for a Gamma Knife Unit between The Regents of the University of California and American Shared Hospital Services. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (8)

10.11d	Lease Agreement dated as of July 3, 1990 for a Gamma Knife Unit between American Shared Hospital Services and The Regents of the University of California. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under

Exhibit
Number:	Description:

the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (8)

10.12	Amendment Number Two dated as of February 6, 1999 to the Lease Agreement for a Gamma Knife Unit between UCSF-Stanford Health Care and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (8)

10.13	Assignment and Assumption Agreement, dated as of February 3, 1996, between American Shared Radiosurgery Services (assignor) and GK Financing, LLC (assignee). (4)

10.14	Lease Agreement for a Gamma Knife Unit dated as of April 6, 1994, between Ernest A. Bates, M.D. and NME Hospitals, Inc. dba USC University Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (8)

10.15	Assignment and Assumption and Agreement dated as of February 1, 1996 between Ernest A. Bates, M.D. and GK Financing, LLC with respect to the Lease Agreement for a Gamma Knife dated as of April 6, 1994 between Ernest A. Bates, M.D. and NME Hospitals, Inc. dba USC University Hospital. (8)

10.16	Lease Agreement for a Gamma Knife Unit dated as of October 31, 1996 between Hoag Memorial Hospital Presbyterian and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (8)

10.17	Addendum to Lease Agreement for a Gamma Knife Unit dated as of December 1, 1999 between Hoag Memorial Hospital Presbyterian and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (8)

Exhibit
Number:	Description:

10.18	Lease Agreement for a Gamma Knife Unit dated as of October 29, 1996 between Methodist Healthcare Systems of San Antonio, Ltd., dba Southwest Texas Methodist Hospital and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (8)

10.18a	Amendment to Lease Agreement for a Gamma Knife Unit effective December 13, 2003 by and between Methodist Healthcare Systems of San Antonio, Ltd., dba Southwest Texas Methodist Hospital and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (22)

10.19	Lease agreement for a Gamma Knife Unit dated as of April 10, 1997 between Yale-New Haven Ambulatory Services Corporation and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (8)

10.19a	Amendment to Lease agreement for a Gamma Knife Unit effective October 25, 2005 by and between Yale-New Haven Ambulatory Services Corporation and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (27)

10.19b	Amendment to Lease agreement for a Gamma Knife Unit effective June 30, 2006 by and between Yale-New Haven Ambulatory Services Corporation and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (31)

10.20	Lease Agreement for a Gamma Knife Unit dated as of June 1, 1999 between GK Financing, LLC and Kettering Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule

Exhibit
Number:	Description:

24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (9)

10.21	Addendum to Contract with GKF and KMC/WKNI, dated June 1, 1999 between GK Financing, LLC and Kettering Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (9)

10.22	Lease Agreement for a Gamma Knife Unit dated as of October 5, 1999 between GK Financing, LLC and New England Medical Center Hospitals, Inc. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (9)

10.22a	Addendum to Lease Agreement for a Gamma Knife unit effective April 1, 2005 between GK Financing, LLC and New England Medical Center Hospitals, Inc. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (24)

10.23	Equipment Lease Agreement dated as of October 29, 1999 between GK Financing, LLC and the Board of Trustees of the University of Arkansas on behalf of The University of Arkansas for Medical Sciences. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (9)

10.23a	Amendment to Lease Agreement effective as of September 15, 2005 between GK Financing, LLC and the Board of Trustees of the University of Arkansas on behalf of The University of Arkansas for Medical Sciences. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (26)

10.23b	Amendment to Lease Agreement effective as of October 31, 2007 between GK Financing, LLC and the Board of Trustees of the University of

Exhibit
Number:	Description:

Arkansas on behalf of The University of Arkansas for Medical Sciences. (32)

10.24	First Amendment to Lease Agreement for a Gamma Knife Unit effective as of August 2, 2000 between GK Financing, LLC and Tenet HealthSystems Hospitals, Inc. (formerly known as NME Hospitals, Inc.) dba USC University Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (9)

10.25	Addendum Two, dated as of October 1, 2000, to Lease Agreement for a Gamma Knife Unit dated as of October 31, 1996 between Hoag Memorial Hospital Presbyterian and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (10)

10.26	Lease Agreement for a Gamma Knife Unit dated as of May 28, 2000 between Froedtert Memorial Lutheran Hospital and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (10)

10.27	Addendum dated June 24, 2000 to Lease Agreement for a Gamma Knife Unit dated as of May 28, 2000 between Froedtert Memorial Lutheran Hospital and GK Financing, LLC. (10)

10.28	Amendment dated July 12, 2000 to Lease Agreement for a Gamma Knife Unit dated May 28, 2000 between Froedtert Memorial Lutheran Hospital and GK Financing, LLC. (10)

10.29	Amendment dated August 24, 2000 to Lease Agreement for a Gamma Knife Unit dated May 28, 2000 between Froedtert Memorial Lutheran Hospital and GK Financing, LLC. (10)

10.30	Lease Agreement for a Gamma Knife Unit dated as of December 11, 1996 between The Community Hospital Group, Inc. dba JFK Medical Center and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under

Exhibit
Number:	Description:

the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (11)

10.30a	Addendum One to Lease Agreement for a Gamma Knife Unit dated January 9, 2008 between GK Financing, LLC and The Community Hospital Group, Inc. dba JFK Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks). (33)

10.30b	Addendum Two to Lease Agreement for a Gamma Knife Unit dated January 9, 2008 between GK Financing, LLC and The Community Hospital Group, Inc. dba JFK Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks). (33)

10.31	Lease Agreement for a Gamma Knife Unit dated as of June 3, 1999 between GK Financing, LLC and Sunrise Hospital and Medical Center, LLC dba Sunrise Hospital and Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (12)

10.32	Addendum to Lease Agreement for a Gamma Knife Unit dated as of June 3, 1999 between GK Financing, LLC and Sunrise Hospital and Medical Center, LLC dba Sunrise Hospital and Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (12)

10.33	Lease Agreement for a Gamma Knife Unit dated as of November 1, 1999 between GK Financing, LLC and Jackson HMA, Inc. dba Central Mississippi Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (13)

10.34	Addendum to Lease Agreement for a Gamma Knife Unit dated as of November 1, 1999 between GK Financing, LLC and Jackson HMA, Inc. dba Central Mississippi Medical Center. (13)

Exhibit
Number:	Description:

10.35	Lease Agreement for a Gamma Knife Unit dated as of February 18, 2000 between GK Financing, LLC and OSF HealthCare System. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (13)

10.35a	Addendum to Lease Agreement for a Gamma Knife Unit effective April 13, 2007, between GK Financing, LLC and OSF HealthCare System. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (30)

10.36	American Shared Hospital Services 2001 Stock Option Plan. (14)

10.37	Amendment Number Three to Lease Agreement for a Gamma Knife Unit dated as of June 22, 2001 between GK Financing, LLC and The Regents of the University of California. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (15)

10.38	Addendum Three to Lease Agreement for a Gamma Knife Unit dated as of October 1, 2000 between GK Financing, LLC and Hoag Memorial Hospital Presybterian. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (15)

10.39	Lease Agreement for a Gamma Knife Unit dated as of July 18, 2001 between GK Financing, LLC and Bayfront Medical Center, Inc.. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (16)

10.40	Lease Agreement for a Gamma Knife Unit dated as of September 13, 2001 between GK Financing, LLC and Mercy Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule

Exhibit
Number:	Description:

24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (17)

10.41	Addendum Number One to Contract with GKF and Mercy Medical Center, dated September 13, 2001 between GK Financing, LLC and Mercy Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (17)

10.42	Lease Agreement for a Gamma Knife Unit dated as of May 22, 2002 between GK Financing, LLC and The Johns Hopkins Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (18)

10.43	Lease Agreement for a Gamma Knife Unit dated as of July 11, 2002 between GK Financing, LLC and Southern Baptist Hospital of Florida, Inc. D/B/A Baptist Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (19)

10.44	Lease Agreement for a Gamma Knife Unit dated as of February 13, 2003 between GK Financing, LLC and AHS Albuquerque Regional Medical Center LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (20)

10.45	Lease Agreement for a Gamma Knife Unit dated as of May 28, 2003 between GK Financing, LLC and Lehigh Valley Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (21)

10.45a	First Amendment to Lease Agreement for a Gamma Knife Unit dated November 2006 between GK Financing, LLC and Lehigh Valley Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in

Exhibit
Number:	Description:

accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (28)

10.46	Lease Agreement for a Gamma Knife Unit dated as of March 21, 2003 between GK Financing, LLC and Northern Westchester Hospital Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (23)

10.47	Amendment Four to Lease Agreement for a Gamma Knife Unit effective as of December 1, 2002 between GK Financing, LLC and Hoag Memorial Hospital Presbyterian. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (23)

10.48	Line of credit agreement between American Shared Hospital Services and Bank of America dated July 1, 2004 and related amendments No. 1 and No. 2 dated June 23, 2005. (23)

10.49	Lease Agreement for a Gamma Knife Unit dated as of May 28, 2004 between GK Financing, LLC and Mercy Health Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (24)

10.50	Lease Agreement for a Gamma Knife Unit dated as of August 7, 2003 between GK Financing, LLC and Baptist Hospital of East Tennessee. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (26)

10.50a	Amendment No. 1 to Lease Agreement for a Gamma Knife Unit dated as of May 28, 2004 between GK Financing, LLC and Baptist Hospital of East Tennessee.(26)

10.51	Addendum Two to Lease Agreement for a Gamma Knife Unit dated as of November 6, 2006 between GK Financing, LLC and Jackson HMA, Inc. d/b/a Central Mississippi Medical Center. (Confidential material

Exhibit
Number:	Description:

appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (28)

10.52	Amendment dated as of October 18, 2006 to the GK Financing, LLC Operating Agreement, dated as of October 17, 1995. (28)

10.53	Addendum Two to Lease Agreement for a Gamma Knife Unit effective January 17, 2007 between GK Financing, LLC and Sunrise Hospital Medical Center, LLC d/b/a Sunrise Hospital Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (29)

10.54	Amendment Five to Lease Agreement for a Gamma Knife Unit effective May 9, 2007 between GK Financing, LLC and The Regents of the University of California. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (30)

10.55	Addendum Two to Lease Agreement for a Gamma Knife Unit effective June 20, 2007 between GK Financing, LLC and The Regents of the University of California. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (30)

10.56	Agreement to Purchase Gamma Knife Perfexion Unit effective May 7, 2007 between GK Financing, LLC and The Regents of the University of California. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (30)

10.57	Purchased Services Agreement for a Gamma Knife Perfexion Unit dated as of March 5, 2008 between GK Financing, LLC and USC University Hospital, Inc. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the

Exhibit
Number:	Description:

Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks). (33)

21.	Subsidiaries of American Shared Hospital Services.

23.1	Consent of Independent Registered Public Accounting Firm relating to a Form S-8 filed December 18, 2006.

31.	Rule 13a-14(a)/15d-14(a) Certifications.

32.	Section 1350 Certifications (furnished and not to be considered filed as part of the Form 10-K).

(1)	These documents were filed as Exhibits 2.1 and 10.13b, respectively, to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, which is incorporated herein by this reference.

(2)	This document was filed as Exhibit 3.1 to registrant’s Registration Statement on Form S-2 (Registration No. 33-23416), which is incorporated herein by this reference.

(3)	These documents were filed as Exhibits 3.2, 4.6 and 4.8, respectively, to registrant’s Registration Statement on Form S-1 (Registration No. 33-63721) filed on October 26, 1995, which is incorporated herein by this reference.

(4)	These documents were filed as Exhibits 10.24 and 10.35 respectively, to registrant’s Registration Statement on Form S-2 (Registration No. 33-23416), which is incorporated herein by this reference.

(5)	This document was filed as Exhibit A to registrant’s Proxy Statement, filed on August 31, 1995, which is incorporated herein by this reference.

(6)	This document was filed as Exhibit B to registrant’s Proxy Statement, filed on August 31, 1995, which is incorporated herein by this reference.

(7)	These documents were filed as Exhibits 4.14 and 10.13, respectively, to the registrant’s Pre-Effective Amendment No. 1 to registrant’s Registration Statement on Form S-1 (Registration No. 33-63721) filed on March 29, 1996, which is incorporated herein by this reference.

(8)	These documents were filed as Exhibits 10.8, 10.9, 10.10, 10.11a, 10.11c, 10.11d, 10.12, 10.14, 10.15, 10.16, 10.17, 10.18 and 10.19, respectively, to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, which is incorporated herein by this reference.

(9)	These documents were filed as Exhibits 10.20, 10.21, 10.22, 10.23, and 10.24, respectively, to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, which is incorporated herein by this reference.

(10)	These documents were filed as Exhibits 10.25, 10.26, 10.27, 10.28 and 10.29, respectively, to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, which is incorporated herein by this reference.

(11)	This document was filed as Exhibit 10.30 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, which is incorporated herein by this reference.

(12)	These documents were filed as Exhibits 10.31 and 10.32, respectively, to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, which is incorporated herein by this reference.

(13)	These documents were filed as Exhibits 10.33, 10.34 and 10.35, respectively, to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, which is incorporated herein by this reference.

(14)	This document was filed as Exhibit 10.36 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, which is incorporated herein by this reference.

(15)	These documents were filed as Exhibits 10.37 and 10.38 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, which is incorporated herein by this reference.

(16)	This document was filed as Exhibit 10.39 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, which is incorporated herein by this reference.

(17)	These documents were filed as Exhibit 10.40 and 10.41 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, which is incorporated herein by this reference.

(18)	This document was filed as Exhibit 10.42 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, which is incorporated herein by this reference.

(19)	This document was filed as Exhibit 10.43 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, which is incorporated herein by this reference.

(20)	This document was filed as Exhibit 10.44 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, which is incorporated herein by this reference.

(21)	This document was filed as Exhibit 10.45 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, which is incorporated herein by this reference.

(22)	This document was filed as Exhibit 10.18a to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, which is incorporated herein by this reference.

(23)	These documents were filed as Exhibit 10.46, 10.47 and 10.48 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, which is incorporated herein by this reference.

(24)	These documents were filed as Exhibit 10.22a and 10.49 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, which is incorporated herein by this reference.

(25)	This document was filed as Exhibit 4 to the registrant’s Current Report on Form 8-K filed on April 1, 1999, which is incorporated herein by this reference.

(26)	These documents were filed as Exhibit 10.19a and 10.23a to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which is incorporated herein by this reference.

(27)	These documents were filed as Exhibit 10.19a to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, which is incorporated herein by this reference.

(28)	These documents were filed as Exhibit 10.45a, 10.51, 10.52 and 21 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which is incorporated herein by this reference.

(29)	This document was filed as Exhibit 10.53 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, which is incorporated herein by this reference.

(30)	These documents were filed as Exhibits 10.35a, 10.54, 10.55 and 10.56 to the registrant’s Quarterly Report on Form 10-Q for the fiscal year ended June 30, 2007, which is incorporated herein by this reference.

(31)	This document was filed as Exhibit 10.19b to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, which is incorporated herein by this reference.

(32)	This document was filed as Exhibit 10.23b to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which is incorporated herein by this reference.

(33)	This document was filed as Exhibit 10.30a, 10.30b and 10.57 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, which is incorporated herein by this reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SHARED HOSPITAL SERVICES (Registrant)
March 31, 2009	By:	/s/ Ernest A. Bates, M.D.
Ernest A. Bates, M.D.
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ernest A. Bates	Chairman of the Board and Chief Executive Officer	March 31, 2009
Ernest A. Bates	(Principal Executive Officer)

/s/ Olin C. Robison	Director	March 31, 2009

Olin C. Robison

/s/ John F. Ruffle	Director	March 31, 2009

John F. Ruffle

/s/ Stanley S. Trotman, Jr.	Director	March 31, 2009

Stanley S. Trotman, Jr.

/s/ Craig K. Tagawa	Chief Operating Officer and Chief Financial Officer	March 31, 2009
Craig K. Tagawa	(Principal Accounting Officer)

AMERICAN SHARED HOSPITAL SERVICES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
and
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 and 2006

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
American Shared Hospital Services
We have audited the accompanying consolidated balance sheets of American Shared Hospital Services as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Shared Hospital Services at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with U.S. generally accepted accounting principles.
/S/ MOSS ADAMS LLP
San Francisco, California
March 31, 2009

1

American Shared Hospital Services
Consolidated Balance Sheets

	DECEMBER 31,
	2008	2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$10,286,000	$6,340,000
Securities	—	2,605,000
Restricted cash	50,000	50,000
Trade accounts receivable, net of allowance for doubtful accounts of $100,000 in 2008 and $170,000 in 2007	4,229,000	4,886,000
Other receivables	221,000	250,000
Prepaid expenses and other current assets	430,000	435,000
Current deferred tax assets	246,000	301,000

Total current assets	15,462,000	14,867,000

PROPERTY AND EQUIPMENT, net	43,863,000	44,226,000

SECURITIES	—	1,065,000
INVESTMENT IN PREFERRED STOCK	2,617,000	2,617,000
OTHER ASSETS	254,000	287,000

	$62,196,000	$63,062,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$262,000	$795,000
Accrued interest and other liabilities	950,000	811,000
Employee compensation and benefits	322,000	142,000
Advances on line of credit	6,500,000	4,100,000
Current portion of long-term debt	6,341,000	7,180,000
Current portion of capital leases	1,292,000	1,092,000

Total current liabilities	15,667,000	14,120,000

LONG-TERM DEBT, less current portion	16,386,000	21,285,000
LONG-TERM CAPITAL LEASES, less current portion	4,667,000	2,719,000
DEFERRED INCOME TAXES	2,538,000	2,245,000
MINORITY INTEREST	3,210,000	3,153,000

SHAREHOLDERS’ EQUITY
Common stock, no par value Authorized — 10,000,000 shares; Issued and outstanding shares — 4,712,000 in 2008 and 5,026,000 in 2007	8,877,000	9,320,000
Additional paid-in capital	4,458,000	4,304,000
Retained earnings	6,393,000	5,916,000

Total shareholders’equity	19,728,000	19,540,000

	$62,196,000	$63,062,000

2	See accompanying notes

American Shared Hospital Services
Consolidated Statements of Income

	YEARS ENDED DECEMBER 31,
	2008	2007	2006
Revenue:
Medical services	$19,099,000	$19,422,000	$20,385,000
Equipment sales	—	3,200,000	—

	19,099,000	22,622,000	20,385,000

Costs of revenue:
Cost of equipment sales	—	3,394,000	—
Maintenance and supplies	1,163,000	1,284,000	1,295,000
Depreciation and amortization	6,589,000	5,993,000	5,865,000
Other direct operating costs	3,125,000	2,683,000	3,205,000

	10,877,000	13,354,000	10,365,000

Gross margin	8,222,000	9,268,000	10,020,000

Selling and administrative expense	4,323,000	4,646,000	3,995,000
Interest expense	2,437,000	1,946,000	2,161,000

Operating income	1,462,000	2,676,000	3,864,000

Interest and other income	404,000	328,000	308,000
Minority interest expense	(855,000)	(1,134,000)	(1,314,000)

Income before income taxes	1,011,000	1,870,000	2,858,000
Income tax expense	534,000	919,000	1,202,000

Net Income	$477,000	$951,000	$1,656,000

Earnings per common share — basic	$0.10	$0.19	$0.33

Earnings per common share — diluted	$0.10	$0.19	$0.33

3	See accompanying notes

American Shared Hospital Services
Consolidated Statement of Shareholders’ Equity

	THREE YEARS ENDED DECEMBER 31, 2008
			Additional
	Common	Common	Paid-in	Retained
	Shares	Stock	Capital	Earnings	Total
Balances at January 1, 2006	5,019,000	$9,306,000	$4,274,000	$4,740,000	$18,320,000
Options exercised	5,000	11,000		—	11,000
Common stock withheld on option exercises	(1,000)	—	(6,000)	—	(6,000)
Stock based compensation expense	—	—	39,000	—	39,000
Excess tax benefit from share-based payment arrangements	—	—	(56,000)	—	(56,000)
Dividends	—	—	—	(955,000)	(955,000)
Net income	—	—	—	1,656,000	1,656,000

Balances at December 31, 2006	5,023,000	9,317,000	4,251,000	5,441,000	19,009,000
Options exercised	2,000	3,000	—	—	3,000
Common stock withheld on option exercises	(1,000)	—	(3,000)	—	(3,000)
Stock based compensation expense	2,000	—	69,000	—	69,000
Excess tax benefit from share-based payment arrangements	—	—	(13,000)	—	(13,000)
Dividends	—	—	—	(476,000)	(476,000)
Net income	—	—	—	951,000	951,000

Balances at December 31, 2007	5,026,000	9,320,000	4,304,000	5,916,000	19,540,000
Repurchase of common stock	(316,000)	(443,000)	—	—	(443,000)
Stock based compensation expense	2,000	—	137,000	—	137,000
True-up tax benefit from share-based payment arrangement	—	—	17,000	—	17,000
Net income	—	—	—	477,000	477,000

Balances at December 31, 2008	4,712,000	$8,877,000	$4,458,000	$6,393,000	$19,728,000

4	See accompanying notes

American Shared Hospital Services
Consolidated Statements of Cash Flows

	YEARS ENDED DECEMBER 31,
	2008	2007	2006
OPERATING ACTIVITIES
Net income	$477,000	$951,000	$1,656,000
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	6,715,000	6,111,000	5,963,000
(Gain)/loss on disposal of assets	(60,000)	186,000	3,000
Deferred income tax	365,000	536,000	852,000
Stock-based compensation expense	137,000	69,000	39,000
Minority interest in consolidated subsidiaries	855,000	1,134,000	1,314,000
Changes in operating assets and liabilities:
Receivables	686,000	(786,000)	(331,000)
Prepaid expenses and other assets	(14,000)	104,000	(212,000)
Accounts payable and accrued liabilities	(214,000)	179,000	(120,000)

Net cash from operating activities	8,947,000	8,484,000	9,164,000

INVESTING ACTIVITIES
Payment for purchase of property and equipment	(4,313,000)	(16,333,000)	(3,606,000)
Proceeds from sales and maturities of marketable securities	3,670,000	3,023,000	7,728,000
Investment in marketable securities	—	(1,739,000)	(5,348,000)
Investment in convertible preferred stock	—	(617,000)	(2,000,000)
Proceeds from sale of assets	1,473,000	—	20,000

Net cash from investing activities	830,000	(15,666,000)	(3,206,000)

5	See accompanying notes

American Shared Hospital Services
Consolidated Statements of Cash Flows

	YEARS ENDED DECEMBER 31,
	2008	2007	2006
FINANCING ACTIVITIES
Principal payments on long-term debt	(8,090,000)	(4,777,000)	(5,631,000)
Principal payments on capital leases	(1,252,000)	(1,009,000)	(918,000)
Long term debt financing on purchase of property and equipment	2,352,000	16,997,000	992,000
Advances on line of credit	3,000,000	2,725,000	5,100,000
Payments on line of credit	(600,000)	(2,625,000)	(1,100,000)
Payment of dividends	—	(715,000)	(954,000)
Distributions to minority owners	(798,000)	(1,026,000)	(798,000)
Proceeds from exercise of stock options	—	—	5,000
Stock repurchase	(443,000)	—	—

Net cash from financing activities	(5,831,000)	9,570,000	(3,304,000)

Net change in cash and cash equivalents	3,946,000	2,388,000	2,654,000

CASH AND CASH EQUIVALENTS, beginning of year	6,340,000	3,952,000	1,298,000

CASH AND CASH EQUIVALENTS, end of year	$10,286,000	$6,340,000	$3,952,000

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$2,898,000	$2,431,000	$2,161,000
Income taxes paid	$261,000	$504,000	$350,000

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued dividends	$—	$—	$239,000
Income tax effect from stock option exercise recorded to Additional paid-in capital	$17,000	$(13,000)	$(56,000)
Acquisition of equipment with capital lease financing	$3,400,000	$—	$1,540,000

6	See accompanying notes

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 1 — Business and Basis of Presentation
Business — American Shared Hospital Services (“ASHS” and, together with its subsidiaries, the “Company”), a California corporation, provides Leksell Gamma Knife® (“Gamma Knife”) units to nineteen medical centers in Arkansas, California, Connecticut, Florida, Illinois, Massachusetts, Mississippi, Nevada, New Jersey, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas and Wisconsin. The Company also provides Image Guided Radiation Therapy and related equipment to one medical center in Massachusetts.
The Company (through American Shared Radiosurgery Services) and Elekta AB, the manufacturer of the Gamma Knife (through its wholly owned United States subsidiary GKV Investments, Inc.), entered into an operating agreement and formed GK Financing, LLC (“GKF”). GKF is a non-exclusive provider of alternative financing services for Elekta Gamma Knife units in the United States and Brazil.
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
Securities — The Company at times invests excess cash in short to long term fixed income marketable securities. It is the Company’s intent and ability to hold any such securities until maturity and they are therefore regarded as held-to-maturity investments. The value of securities

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 2 — Accounting Policies (Continued)
with maturity dates greater than three months to one year are consider current, and securities with maturity dates greater than one year are considered long-term securities and are classified accordingly on the balance sheet. Securities with maturity dates of three months or less are considered cash equivalents. As of December 31, 2008, the Company’s only securities investments had maturity dates of approximately one month, they approximated fair market value, and were thus considered cash equivalents.
Restricted cash — Restricted cash represents the minimum cash that, by agreement, must be maintained in GKF to fund operations.
Business and credit risk — The Company maintains its cash balances, which exceed federally insured limits, in financial institutions. Additionally, the Company’s securities are invested in short to long term fixed income securities that are not insured. The Company has not experienced any losses and believes it is not exposed to any significant credit risk on cash, cash equivalents and securities. The Company monitors the financial condition of these financial institutions on a regular basis.
All of the Company’s revenue is provided by nineteen customers. These customers constitute accounts receivable at December 31, 2008. The Company performs credit evaluations of its customers and generally does not require collateral. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in any particular geographic area.
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
Property and equipment — Property and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, which for medical and office equipment is generally 3 – 15 years. The Company capitalized interest of $461,000 and $457,000 in 2008 and 2007, respectively, as costs of medical equipment.
The Company leases Gamma Knife and radiation therapy equipment to its customers under arrangements typically accounted for as operating leases. At December 31, 2008, the Company held equipment under operating lease contracts with customers with an original cost of $67,803,000 and accumulated depreciation of $31,577,000. At December 31, 2007, the Company held equipment under operating lease contracts with customers with an original cost of $62,749,000 and accumulated depreciation of $29,996,000.

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 2 — Accounting Policies (Continued)
Investment in convertible preferred stock — As of December 31, 2008 the Company has convertible preferred stock representing an approximate 5.9% interest (see Note 16-Subsequent Events) in Still River Systems, Inc., and accounts for this investment under the cost method. The cost of the Company’s cost-method investment in Still River was $2,617,000 as of December 31, 2008.
The Company reviews its investment in Still River for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value of the investment may not be recoverable. The Company evaluated this investment for impairment at December 31, 2008 in light of both current market conditions and the ongoing needs of Still River to raise cash to continue its development of the first compact, single room PBRT system. During first quarter 2009, Still River proposed a Series D round of financing to raise cash, which it was able to do, but at a per share price lower than the Company’s cost basis investment. The Company chose not to invest in Series D. The Company’s impairment analysis of its Still River investment considered, among other things, the following:
•	Still River recently completed and passed the cold mass test on the prototype unit, a major milestone in the development of the PBRT.

•	A review of the Still River project by a third party expert hired by the Company revealed no known impediments to completion of the prototype unit.

•	Still River was able to raise the money it needed in spite of an uncertain economic climate.
The Company estimates that there is an unrealized loss of approximately $1.2 million based on the issuance of the Series D funding compared to the Company’s cost of its investment. However, the Company believes that this investment is only temporarily impaired for the reasons stated above. Therefore, based on the Company’s ability and intent to hold this investment for a reasonable period of time sufficient for a recovery of the cost basis value, the Company does not consider that this investment to be other-than-temporarily impaired at December 31, 2008.
Fair value of financial instruments — The carrying amounts of financial instruments, including cash and cash equivalents, securities, restricted cash, accounts receivable, accounts payable, and other accrued liabilities approximated their fair value as of December 31, 2008 and 2007 because of the relatively short maturity of these instruments. The fair value of the Company’s various debt obligations, discounted at currently available interest rates was approximately $28,789,000 and $32,288,000 at December 31, 2008 and 2007, respectively.
Revenue recognition — Revenue is recognized when services have been rendered and collectability is reasonably assured. There are no guaranteed minimum payments. The Company’s contracts are typically for a ten year term and are classified as either fee per use or retail. Retail arrangements are further classified as either turn-key or net revenue sharing. Revenue from fee per use contracts is recorded on a gross basis as determined by each hospital’s contracted rate. Under turn-key arrangements, the Company receives payment from the hospital in the amount of its reimbursement from third party payors, and is responsible for paying all the

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 2 — Accounting Policies (Continued)
operating costs of the Gamma Knife. Revenue is recorded on a gross basis and estimated based on historical experience and hospital contracts with third party payors. For net revenue sharing arrangements the Company receives a contracted percentage of the reimbursement received by the hospital less the operating expenses of the Gamma Knife. Revenue is recorded on a net basis and estimated based on historical experience. Any revenue estimates are reviewed periodically and adjusted as necessary. Revenue recognition is consistent with guidelines provided under EITF 99-19.
Stock-based compensation — The Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payments (“SFAS123(R)”) effective January 1, 2006, which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. See Note 9 for additional information on the Company’s stock-based compensation programs.
Income taxes — The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
The Company accounts for unrecognized tax benefits in accordance with Financial Accounting Standards Interpretation, No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). See Note 7 for further discussion.
Earnings per share — Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the year. Diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of options or warrants. The following table illustrates the computations of basic and diluted earnings per share for the years ended December 31, 2008, 2007 and 2006.

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 2 — Accounting Policies (Continued)

	2008	2007	2006
Numerator for basic and diluted earnings per share	$477,000	$951,000	$1,656,000

Denominator:
Denominator for basic earnings per share — weighted-average shares	4,990,000	5,025,000	5,022,000
Effect of dilutive securities Employee stock options/restricted stock units	2,000	17,000	28,000

Denominator for diluted earnings per share — adjusted weighted- average shares	4,992,000	5,042,000	5,050,000

Earning per share — basic	$0.10	$0.19	$0.33

Earning per share — diluted	$0.10	$0.19	$0.33

In 2008, options outstanding to purchase 618,000 shares of common stock at an exercise price range of $2.30 — $6.50 per share were not included in the calculation of diluted earnings per share as the exercise price of the options was greater than the average market price of common stock during the year.
In 2007 options outstanding to purchase 436,000 shares of common stock at an exercise price range of $2.76 — $6.50 per share were not included in the calculation of diluted earnings per share as the exercise price of the options was greater than the average market price of common stock during the year.
In 2006 options outstanding to purchase 6,500 shares of common stock at an exercise price of $6.45 per share were not included in the calculation of diluted earnings per share as the exercise price of the options was greater than the average market price of common stock during the year.
Business segment information — The Company, which engages in the business of leasing radiosurgery and radiation therapy equipment to health care providers, has one reportable segment, Medical Services Revenue.
Reclassifications — Certain reclassifications have been made to the 2007 balances to conform with the 2008 presentation.
Recent accounting pronouncements — In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair-value measurements required under other accounting pronouncements. It does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for financial statements issued for

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 2 — Accounting Policies (Continued)
fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP 157-1”), which excludes SFAS No. 13, “Accounting for Leases” and certain other accounting pronouncements that address fair value measurements, from the scope of SFAS 157. Also in February 2008, the FASB issued FASB Staff Position No. 157-2 (“FSP 157-2”), which provides a one-year delayed application of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).
In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That is Not Active” (“FSP 157-3”), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP 157-3 is effective immediately.
The Company adopted SFAS 157 as amended by FSP 157-1, FSP 157-2 and FSP 157-3 effective with its fiscal year ended December 31, 2008. Management has determined that the adoption of these pronouncements does not have a material impact on its financial statements.
In December 2007 the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, An Amendment of Accounting Research Bulletin No 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company must adopt these new requirements as of January 1, 2009, and is currently in the process of evaluating the impact that adoption of SFAS 160 will have on its future consolidated financial statements.

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 3 — Property and Equipment
Property and equipment consists of the following:

	DECEMBER 31,
	2008	2007
Medical equipment and facilities	$71,854,000	$66,562,000
Office equipment	703,000	699,000
Deposits and construction in progress	2,953,000	6,947,000
Deposits towards purchase of proton beam systems	2,250,000	2,000,000

	77,760,000	76,208,000
Accumulated depreciation	(33,897,000)	(31,982,000)

Net property and equipment	$43,863,000	$44,226,000

As of December 31, 2008, the Company has equipment that is secured under capitalized leases with a total cost of approximately $13,285,000 which is included in Medical equipment and facilities, and associated accumulated depreciation totaling approximately $6,864,000.
As of December 31, 2008, the Company has $2,250,000 in deposits toward the purchase of three Monarch250 proton beam radiation therapy (PBRT) systems from Still River Systems, Inc. (“Still River”), a development-stage company. For the first two machines, the Company has a commitment to total deposits of $3,000,000 per machine until FDA approval is received, at which time the remaining balance is committed. The delivery dates for the first two machines are now anticipated to be in 2010. For the third machine, the Company has a commitment to total deposits of $500,000 until FDA approval is received, at which time the remaining balance is committed. See Note 13-Commitments and Contingencies for additional discussion on purchase commitments. The Company has entered into a partnership agreement with a radiation oncology physician group, which has contributed $50,000 towards the deposits on the third machine. The Still River PBRT system is not commercially proven and there is no assurance FDA approval will be received. The Company reviews the carrying value of these deposits for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value may not be recoverable.
Note 4 — Convertible Preferred Stock Investment
On April 10, 2006 the Company invested $2,000,000 for a convertible preferred stock interest in Still River, a development-stage company based in Littleton, Massachusetts, which in collaboration with scientists from MIT’s Plasma Science and Fusion Center, is developing a medical device for the treatment of cancer patients using proton beam radiation therapy. The Company also has deposits towards the purchase of three Still River PBRT systems as described more fully in Note 3. The PBRT systems are not currently FDA approved.

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 4 — Convertible Preferred Stock Investment (Continued)
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
The Preferred Stock is convertible at any time at the option of the holder into shares of common stock of Still River at a conversion price, subject to certain adjustments, but initially set at the original purchase price. The Preferred Stock has voting rights equivalent to the number of common stock shares into which it is convertible, and holders of the Preferred Stock, subject to certain exceptions, have a pro-rata right to participate in subsequent stock offerings. In the event of liquidation, dissolution, or winding up of Still River, the Preferred Stock holders have preference to the holders of common stock, and any other class or series of stock that is junior to the Preferred Stock. Upon conversion of the Preferred Stock, the Company’s investment represents an approximate 5.9% interest (see Note 16-Subsequent Events) in the common stock of Still River as of December 31, 2008. The Company accounts for its investment in Still River under the cost method. The Company does not have a Board of Directors seat with Still River.
Note 5 — Long-Term Debt
Long-term debt consists primarily of 18 notes with financing companies, related to Gamma Knife and radiation therapy equipment construction and installation, totaling $22,727,000. These notes accrue interest at fixed annual rates between 7.05% and 8.56%, are payable in 60 to 84 monthly installments, mature between June 2009 and April 2015, and are collateralized by the respective Gamma Knife units and radiation therapy equipment. As of December 31, 2008 and December 31, 2007 the Company was in compliance with all debt covenants required under notes with its lenders. The following are contractual maturities of long-term debt by year at December 31, 2008:

Year ending December 31,
2009	$6,341,000
2010	4,811,000
2011	3,195,000
2012	2,753,000
2013	2,676,000
Thereafter	2,951,000

$22,727,000

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 6 — Obligations Under Capital Leases
The Company has five capital lease obligations with three financing companies, collateralized by Gamma Knife equipment having an aggregate net book value of approximately $6,422,000 at December 31, 2008. These obligations have stated interest rates ranging between 6.88% and 8.04%, are payable in 42 to 84 monthly installments, and mature between June 2009 and July 2015.
Future minimum lease payments, together with the present value of the net minimum lease payments under capital leases at December 31, 2008, are summarized as follows:

Net Present Value
of Minimum
Year ending December 31,	Lease Payments
2009	1,681,000
2010	1,475,000
2011	1,475,000
2012	902,000
2013	614,000
Thereafter	971,000

Total capital lease payments	7,118,000
Less imputed interest	1,159,000

5,959,000
Less current portion	1,292,000

$4,667,000

Note 7 — Income Taxes
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

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 7 — Income Taxes (continued)
Additionally, FIN 48 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. The Company made no reclassifications between current taxes payable and long term taxes payable upon adoption of FIN 48. Also, the Company had no amounts of unrecognized tax benefits that, if recognized, would affect its effective income tax rate for January 1, 2007, December 31, 2007 and December 31, 2008.
The Company’s policy for deducting interest and penalties is to treat interest as interest expense and penalties as taxes. As of December 31, 2008 the Company had no amount accrued for the payment of interest and penalties related to unrecognized tax benefits and no amounts as of the adoption date of FIN 48.
The tax return years 2003 through 2008 remain open to examination by the major domestic taxing jurisdictions to which the Company is subject. Net operating losses generated on a tax return basis by the Company for calendar years 1995 through 1997 and 1999 through 2004 remain open to examination by the major domestic taxing jurisdictions.
Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2008 and 2007 are as follows:

	DECEMBER 31,
	2008	2007
Deferred tax liabilities:
Fixed assets	$(5,882,000)	$(5,231,000)

Total deferred tax liabilities	(5,882,000)	(5,231,000)

Deferred tax assets:
Net operating loss carryforwards	2,859,000	2,531,000
Accrued reserves	170,000	209,000
Other — net	561,000	547,000

Total deferred tax assets	3,590,000	3,287,000

Net deferred tax liabilities	$(2,292,000)	$(1,944,000)

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 7 — Income Taxes (continued)
These amounts are presented in the financial statements as follows:

	DECEMBER 31,
	2008	2007
Current deferred tax assets	$246,000	$301,000
Deferred income taxes (non-current)	(2,538,000)	(2,245,000)

	$(2,292,000)	$(1,944,000)

The components of the provision for income taxes consist of the following:

	YEARS ENDED DECEMBER 31,
	2008	2007	2006
Current:
Federal	$30,000	$82,000	$(8,000)
State	140,000	379,000	357,000

Total current	170,000	461,000	349,000

Deferred:
Federal	298,000	469,000	810,000
State	66,000	(11,000)	43,000

Total deferred	364,000	458,000	853,000

	$534,000	$919,000	$1,202,000

The provision for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (34% in 2008, 2007 and 2006) to income before taxes as follows:

	YEARS ENDED DECEMBER 31,
	2008	2007	2006
Computed expected federal income tax	$344,000	$630,000	$972,000
State income taxes, net of federal benefit	159,000	216,000	400,000
Other	31,000	73,000	(170,000)

	$534,000	$919,000	$1,202,000

At December 31, 2008, the Company had net operating loss carryforwards for federal income tax return purposes of approximately $8,403,000 which expire between 2019 and 2028, and for

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 7 — Income Taxes (continued)
California income tax purposes of approximately $25,000 which expire between 2012 and 2018. The Company’s ability to utilize its net operating loss carryforwards and other deferred tax assets may be limited in the event of a 50% or more ownership change within any three-year period. Future federal net operating losses generated by the Company can be carried forward for 20 years.
On September 30, 2008, the State of California enacted tax legislation on the utilization of net operating losses and credit limitations. Effective calendar year 2008, any California net operating losses that the Company generates will have a 20 year carryforward period and effective for calendar year 2011, will have a two year carryback period. In addition, for calendar year 2008 and 2009, the Company will be unable to utilize California net operating losses as they are being temporarily disallowed as a result of this legislation. This may give rise to a tax expense for any such taxable income rising out of the disallowable two year period. Any disallowed California net operating losses that cannot be utilized during the disallowed period will be extended. For calendar year 2011, the carryback amount cannot exceed 50% of the net operating loss attributable to 2011, for calendar year 2012, the carryback amount cannot exceed 75% of the net operating loss attributable to 2012, and for calendar year 2013 and later, the carryback amount will be 100% of the net operating loss attributable to 2013 and later years.
Note 8 — Minority Interest
The Minority interest liability reflects the 19% interest by the minority partner in the Company’s GK Financing, LLC subsidiary. The balance increases (decreases) by the minority partner’s share of the earnings (losses) in GK Financing, LLC, and is reduced by any cash distributions made to the minority partner, per the following table:

	YEARS ENDED DECEMBER 31,
	2008	2007	2006
Beginning balance	$3,153,000	$3,045,000	$2,529,000
Minority interest in GKF net income	855,000	1,134,000	1,314,000
Less: cash distributions	(798,000)	(1,026,000)	(798,000)

Minority interest	$3,210,000	$3,153,000	$3,045,000

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 9 — Shareholders’ Equity
2006 Stock Incentive Plan
On June 28, 2006, the Company’s shareholders approved the 2006 Stock Incentive Plan (the “2006 Plan”) under which 750,000 shares of the Company’s common stock are reserved for issuance of shares to officers of the Company, other key employees, non-employee directors, and advisors. The 2006 Plan serves as successor to the Company’s previous two stock-based employee compensation plans, the 1995 and 2001 Stock Option Plans. Shares reserved under these two plans were transferred to the 2006 Plan upon its approval by the shareholders in June 2006. The 1995 and 2001 Stock Option Plans are no longer active, and no further grants or share issuances will be made under those plans.
The 2006 Plan provides for nonqualified stock options, qualified (or incentive stock options) and stock grants. Provisions of the 2006 Plan include an automatic annual grant to each non-employee director of options to purchase up to 2,000 shares on the date of the Company’s Annual Shareholder Meeting, at an exercise price equal to the market price of the Company’s common shares on that date, and an automatic annual grant of 500 restricted stock units of the Company’s common shares. Options and restricted stock units awarded under the automatic annual grant program for non-employee directors vest after one year. Other options may vest fully and immediately, or over periods of time as determined by the Plan Administrator, but no longer than seven years from the grant date. Discretionary options currently awarded under the 2006 Plan vest over a period of 5 years.
Under the 2006 Plan, a total of 5,000 restricted stock units have been granted, consisting of annual automatic grants to non-employee directors. There have been no restricted stock units awarded outside the automatic grant program for non-employee directors.
As of December 31, 2008 there are approximately 618,000 stock options issued and outstanding, of which approximately 126,000 shares were transferred from the previous plans. Approximately 199,000 stock options are vested as of December 31, 2008.

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 9 — Shareholders’ Equity (Continued)
Changes in options outstanding under the Stock Option Plans from January 1, 2006 to December 31, 2008 are as follows :

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
Options	of Options	Price	Term (Years)	Value
Balance at January 1, 2006	147,000	$5.03
Granted	17,000	$6.23
Exercised	(6,000)	$2.00
Forfeited	(9,000)	$5.88

Balance at December 31, 2006	149,000	$5.23

Granted	426,000	$3.34
Exercised	(2,000)	$1.69
Forfeited	(5,000)	$6.45

Balance at December 31, 2007	568,000	$3.82

Granted	56,000	$2.89
Exercised	—	$—
Forfeited	(6,000)	$5.06

Balance at December 31, 2008	618,000	$3.72	5.58	$—

Exercisable at December 31, 2008	199,000	$4.30	4.89	$—

The weighted average grant-date fair value of the options granted during the years 2008, 2007 and 2006 was $0.84, $1.24 and $2.61, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $0, $3,000 and $11,000, respectively.
Cash received from options exercised under all share-based payment arrangements for the years ended December 31, 2008, 2007 and 2006 was $0, $0 and $11,000, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements was $0 for each of the years ended December 31, 2008, 2007 and 2006.

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 9 — Shareholders’ Equity (Continued)
A summary of the status of the Company’s non-vested shares as of December 31, 2008, and changes during the years ended December 31, 2008 and December 31, 2007 is presented below:

		Weighted
		Average
	Number	Grant-Date
Nonvested Shares	of Options	Fair Value
Nonvested at January 1, 2007	73,000	$1.80
Granted	426,000	$1.24
Vested	(23,000)	$1.75
Forfeited	(4,000)	$1.65

Nonvested at January 1, 2008	472,000	$1.30

Granted	56,000	$0.84
Vested	(103,000)	$1.32
Forfeited	(6,000)	$2.66

Nonvested at December 31, 2008	419,000	$1.21

At December 31, 2008 there was approximately $391,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 Plan. This cost is expected to be recognized over a period of approximately five years.
The following table summarizes information about all options outstanding at December 31, 2008:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price
2.300 - 3.036	424,000	5.96	2.87	73,000	2.87
3.000 - 4.100	39,000	0.92	3.21	39,000	3.21
4.570 - 5.500	20,000	5.46	5.29	18,000	5.27
6.160 - 6.500	135,000	5.75	6.29	69,000	6.21

$1.688 - 6.500	618,000	5.58	$3.72	199,000	$4.30

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 9 — Shareholders’ Equity (Continued)
At December 31, 2008 and 2007, 199,000 and 96,000 options, respectively, were vested and exercisable. Automatic option awards issued to non-employee directors vest one year after their issuance. The vesting period for all other options issued under the Company’s plans is determined by the Board of Directors at the time the options are issued. Discretionary options awarded during 2008 and 2007 vest over a five year period.
On January 1, 2006, in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payments (“SFAS123(R)”), the Company began expensing the fair value of its stock options issued, using the modified prospective format. The Company’s stock-based awards to employees are calculated using the Black-Scholes options valuation model. The Black-Scholes model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. The Company’s stock-based awards have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the present value estimates. For these reasons, management believes that the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees.
There were approximately 56,000 options granted during 2008. The fair value of the Company’s option grants issued during 2008, 2007 and 2006 were estimated using assumptions for expected life, volatility, dividend yield, forfeiture rate, and risk-free interest rate which are specific to each award as summarized in the following table. The estimated fair value of the Company’s options is amortized over the period during which the optionee is required to provide service in exchange for the award, usually the vesting period. Accordingly, stock-based compensation expense before income tax effect in the amount of approximately $137,000, $69,000 and $39,000 is reflected in 2008, 2007 and 2006 net income, respectively.
SFAS123(R) requires that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.
The fair value of the Company’s option grants under the 2006 Plan in 2008, 2007 and 2006 was estimated assuming the following weighted-average assumptions:

	2008	2007	2006
Expected life (years)	7.0	7.0	10.0
Expected forfeiture rate	0.0 -2.0%	0.0 - 8.5%	5.0 - 8.5%
Expected volatility	40.6 - 60.6%	25.0 - 72.5%	25.0 - 72.5%
Dividend yield	0.0%	3.4%	3.0%
Risk-free interest rate	3.6 - 3.7%	4.9 - 5.4%	4.9 - 5.1%

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 9 — Shareholders’ Equity (Continued)
Repurchase of Common Stock, Common Stock Warrants and Stock Options
In 1999 and 2001, the Board of Directors approved resolutions authorizing the Company to repurchase up to a total of 1,000,000 shares of its own stock on the open market. In 2008 the Board reaffirmed this authorization and during 2008 the Company repurchased approximately 316,000 shares of its stock. Prior to this, there were no shares repurchased on the open market since the year ending December 31, 2001. There are approximately 200,000 shares remaining under this repurchase authorization.
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
Dividends
The Company did not pay or declare dividends in 2008. In 2007 the Company paid quarterly dividends of $0.0475 per share in January, April and July, after which time the Board of Directors suspended payment of dividends to conserve cash for growth. During 2006, the Company paid quarterly dividends of $0.0475 per share in January, April, July and October.
Note 10 — Retirement Plan
The Company has a defined-contribution retirement plan (the “Plan”) that allows for a matching safe harbor contribution. For 2008, the Board of Directors elected to match participant deferred salary contributions up to a maximum of 4% of the participant’s annual compensation. Matching contributions must be invested initially in shares of the Company’s stock. Discretionary profit sharing contributions are allowed under the Plan in years that the Board does not elect a safe harbor match. The Company contributed $53,000 and $42,000 to the Plan for the safe harbor match for the years ended December 31, 2007 and December 31, 2006, respectively. The Company has accrued approximately $48,000 for the estimated safe harbor matching contribution for the year ended December 31, 2008.
Note 11 — Equipment Sales Revenue
In 2007 The Company agreed to sell to one of its existing Gamma Knife customers, one of the Gamma Knife units it had committed to purchase from the manufacturer, and this sale is recorded as Equipment sales revenue.  The Company’s lease with the customer was amended to allow for the sale of the equipment and also allow for the lease revenue to the Company to continue under similar terms until the lease expired in January 2008.  The net cost of the equipment purchased and the remaining net book value of the equipment that was traded in was recorded in Cost of equipment sales.

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 12 — Operating Leases
The Company leases office space and equipment under operating leases expiring at various dates through 2012.
Future minimum payments under noncancelable operating leases having initial terms of more than one year consisted of the following at December 31, 2008:

Year ending December 31,
2009	289,000
2010	281,000
2011	118,000
2012	1,000

$689,000

Payments for repair and maintenance agreements incorporated in operating lease agreements are included in the future minimum operating lease payments shown above.
Rent expense was $389,000, $417,000, and $360,000 for the years ended December 31, 2008, 2007 and 2006, respectively, and includes the above operating leases as well as month-to-month rental and certain executory costs.
The Company subleases a portion of its office space to two third parties for approximately $1,000 per month under month-to-month sublease agreements.
Note 13 — Commitments and Contingencies
The Company has commitments to purchase three PBRT systems, one Gamma Knife Perfexion system and one Gamma Knife model 4C system, and to provide upgrades to the Gamma Knife model 4C at two existing customer sites. These commitments total approximately $45,500,000, and as of December 31, 2008 the Company has made deposits and progress payments totaling approximately $4,375,000 towards the purchase of this equipment. The Perfexion system is scheduled to be installed in 2009 at an existing customer site in connection with a seven year contract extension. The Gamma Knife upgrades are also expected to be installed in 2009. The Gamma Knife model 4C purchase is pending a site yet to be determined. The three PBRT systems currently have anticipated delivery in 2010 and 2011, depending on FDA approval and other milestones. The deposits and progress payments are classified as deposits and construction in progress under Property and Equipment.

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 14 — Major Customers
The Company’s revenue was provided by twenty customers in 2008 and twenty-one customers in each of the years 2007 and 2006. In 2008, three customers accounted for approximately 14%, 13% and 12% each of the Company’s total revenue. In each of the years 2007 and 2006 one customer accounted for approximately 13% of total revenue.
Note 15 — Quarterly financial Data (unaudited)
The following table sets forth the selected unaudited quarterly information for the Company’s last eight fiscal quarters. This information has been prepared on the same basis as the Consolidated Financial Statements and all necessary adjustments (which consisted only of normal recurring adjustments) have been included in the amounts stated below to present fairly the results of such periods when read in conjunction with the Consolidated Financial Statements and related notes included elsewhere herein.

	Quarter Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
(in 000’s, except per share data)	2007	2007	2007	2007
Revenue	$4,749	$4,910	$4,652	$8,311
Gross margin	2,230	2,446	2,156	2,436
Income before income taxes	420	532	507	411
Net income	225	280	268	178
Earnings per common share:
Basic	$0.04	$0.06	$0.05	$0.04
Diluted	$0.04	$0.06	$0.05	$0.04

	Quarter Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	2008	2008	2008	2008
Revenue	$4,725	$5,102	$4,532	$4,740
Gross margin	2,069	2,343	1,884	1,926
Income before income taxes	305	418	49	239
Net income	156	213	25	83
Earnings per common share:
Basic	$0.03	$0.04	$0.00	$0.02
Diluted	$0.03	$0.04	$0.00	$0.02

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 16 — Subsequent Events
Still River undertook a Series D round of funding to raise cash for its next phase of development and continued manufacture of the prototype Monarch250. Funding for Series D was closed in February 2009. The Company chose not to further invest in Still River at this time. There are milestone conditions in the new funding. The Company’s stock from the Series B and C purchases had an anti-dilution provision in the event of a down funding round. The Company was issued additional shares of Series B and C stock to bring the total B and C shares to 6,425,000 and 1,752,000, respectively. After the initial level of funding of Series D, the Company’s ownership in Still River was diluted to approximately 3.7%.
In February 2009, the Company entered into an agreement with an existing customer to extend the existing contract by a period of seven years beyond the term of its current contract and to provide a Gamma Knife Perfexion system, with an installation date beginning in March 2009.
In February 2009, the Company entered into a non-binding agreement with Varian to place a PBRT system at a site yet to be determined in the greater San Francisco area of California.

