Form 10-Q
period 2009-03-31
AMERICAN SHARED HOSPITAL SERVICES
filed 2009-05-15
CIK 744825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Registrant’s telephone number, including area code: (415) 788-5300
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
As of April 1, 2009, there are outstanding 4,690,938 shares of the Registrant’s common stock.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$9,546,000	$10,286,000
Restricted cash	50,000	50,000
Accounts receivable, net of allowance for doubtful accounts of $100,000 in 2009 and $100,000 in 2008	4,210,000	4,229,000

Other receivables	293,000	221,000
Prepaid expenses and other assets	535,000	430,000
Current deferred tax assets	246,000	246,000

Total current assets	14,880,000	15,462,000

Property and equipment:
Medical equipment and facilities	71,854,000	71,854,000
Office equipment	703,000	703,000
Deposits and construction in progress	5,742,000	5,203,000

	78,299,000	77,760,000
Accumulated depreciation and amortization	(35,535,000)	(33,897,000)

Net property and equipment	42,764,000	43,863,000

Investment in preferred stock	2,617,000	2,617,000
Other assets	294,000	254,000

Total assets	$60,555,000	$62,196,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$485,000	$262,000
Employee compensation and benefits	239,000	322,000
Other accrued liabilities	748,000	950,000

Current portion of long-term debt	6,085,000	6,341,000
Current portion of obligations under capital leases	1,192,000	1,292,000
Line of credit advances	6,900,000	6,500,000

Total current liabilities	15,649,000	15,667,000

Long-term debt, less current portion	15,134,000	16,386,000
Long-term capital leases, less current portion	4,372,000	4,667,000
Deferred income taxes	2,538,000	2,538,000

Shareholders’ equity:
Common stock (4,691,000 shares at March 31, 2009 and 4,712,000 shares at December 31, 2008)	8,831,000	8,877,000
Additional paid-in capital	4,491,000	4,458,000
Retained earnings	6,299,000	6,393,000

Total equity- American Shared Hospital Services	19,621,000	19,728,000
Non-controlling interest in subsidiary	3,241,000	3,210,000

Total shareholders’ equity	22,862,000	22,938,000

Total liabilities and shareholders’ equity	$60,555,000	$62,196,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended March 31,
	2009	2008
Medical services revenue	$4,167,000	$4,725,000

Costs of revenue:

Maintenance and supplies	395,000	278,000

Depreciation and amortization	1,624,000	1,558,000

Other direct operating costs	551,000	820,000

	2,570,000	2,656,000

Gross Margin	1,597,000	2,069,000

Selling and administrative expense	993,000	1,107,000

Transaction costs	197,000	—

Interest expense	483,000	568,000

Operating income (loss)	(76,000)	394,000

Interest and other income	34,000	147,000

Income (loss) before income taxes	(42,000)	541,000

Income tax expense (benefit)	(93,000)	149,000

Net income	51,000	392,000
Less: Net income attributable to non-controlling interest	(145,000)	(236,000)

Net income (loss) attributable to American Shared Hospital Services	$(94,000)	$156,000

Net income (loss) per share:

Earnings per common share — basic	$(0.02)	$0.03

Earnings per common share — assuming dilution	$(0.02)	$0.03

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	PERIODS ENDED DECEMBER 31, 2007 AND 2008 AND MARCH 31, 2009
			Additional
	Common	Common	Paid-in	Retained	Sub-Total	Non-controlling
	Shares	Stock	Capital	Earnings	ASHS	Interest in Sub.	Total
Balances at January 1, 2007 (audited)	5,023,000	$9,317,000	$4,251,000	$5,441,000	$19,009,000	$3,045,000	$22,054,000
Options exercised	2,000	3,000	—	—	3,000	—	3,000
Common stock withheld on option exercises	(1,000)	—	(3,000)	—	(3,000)	—	(3,000)
Stock based compensation expense	2,000	—	69,000	—	69,000	—	69,000
Excess tax benefit from share-based payment arrangements	—	—	(13,000)	—	(13,000)	—	(13,000)
Dividends	—	—	—	(476,000)	(476,000)	—	(476,000)
Cash distributions to non-controlling interest	—	—	—	—	—	(1,026,000)	(1,026,000)
Net income	—	—	—	951,000	951,000	1,134,000	2,085,000

Balances at December 31, 2007 (audited)	5,026,000	9,320,000	4,304,000	5,916,000	19,540,000	3,153,000	22,693,000
Repurchase of common stock	(316,000)	(443,000)	—	—	(443,000)	—	(443,000)
Stock based compensation expense	2,000	—	137,000	—	137,000	—	137,000
True-up tax benefit from share-based payment arrangements	—	—	17,000	—	17,000	—	17,000
Cash distributions to non-controlling interest	—	—	—	—	—	(798,000)	(798,000)
Net income	—	—	—	477,000	477,000	855,000	1,332,000

Balances at December 31, 2008 (audited)	4,712,000	8,877,000	4,458,000	6,393,000	19,728,000	3,210,000	22,938,000
Repurchase of common stock	(21,000)	(46,000)	—	—	(46,000)	—	(46,000)
Stock based compensation expense	—	—	33,000	—	33,000	—	33,000
Cash distributions to non-controlling interest	—	—	—	—	—	(114,000)	(114,000)
Net income (loss)	—	—	—	(94,000)	(94,000)	145,000	51,000

Balances at March 31, 2009 (unaudited)	4,691,000	$8,831,000	$4,491,000	$6,299,000	$19,621,000	$3,241,000	$22,862,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months ended March 31,
	2009	2008
Operating activities:
Net income (loss)	$(94,000)	$156,000

Adjustments to reconcile net income to net cash from operating activities:

Depreciation and amortization	1,647,000	1,593,000

Gain on sale of assets	—	(56,000)

Net income attributable to non-controlling interest	145,000	236,000

Stock based compensation expense	33,000	34,000

Changes in operating assets and liabilities:

Receivables	(53,000)	(462,000)

Prepaid expenses and other assets	(154,000)	(4,000)

Accounts payable and accrued liabilities	(62,000)	66,000

Net cash from operating activities	1,462,000	1,563,000

Investing activities:
Payment for purchase of property and equipment	(539,000)	(2,168,000)

Proceeds from sales and maturities of marketable securities	—	500,000

Net cash from investing activities	(539,000)	(1,668,000)

Financing activities:
Cash distribution to non-controlling interest	(114,000)	(190,000)

Long term debt financing on purchase of property and equipment	—	1,839,000

Advances on line of credit	400,000	—

Stock/option repurchase	(46,000)	—

Principal payments on capital leases	(395,000)	(264,000)

Principal payments on long-term debt	(1,508,000)	(1,328,000)

Net cash from financing activities	(1,663,000)	57,000

Net change in cash and cash equivalents	(740,000)	(48,000)

Cash and cash equivalents at beginning of period	10,286,000	6,340,000

Cash and cash equivalents at end of period	$9,546,000	$6,292,000

Supplemental cash flow disclosure:
Cash paid during the period for:

Interest	$579,000	$789,000

Income taxes	$38,000	$52,000

Schedule of non-cash investing and financing activities
Other receivables- Gamma Knife sale	$—	$1,473,000
See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly American Shared Hospital Services’ consolidated financial position as of March 31, 2009 and the results of its operations for the three month periods ended March 31, 2009 and 2008, which results are not necessarily indicative of results on an annualized basis. Consolidated balance sheet amounts as of December 31, 2008 have been derived from audited financial statements.
     These unaudited consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2008 included in the Company’s 10-K filed with the Securities and Exchange Commission.
     These financial statements include the accounts of American Shared Hospital Services (the “Company”) and its wholly-owned subsidiaries: OR21, Inc. (“OR21”); MedLeader.com, Inc. (“MedLeader”); American Shared Radiosurgery Services (“ASRS”); and ASRS majority-owned subsidiary, GK Financing, LLC (“GK Financing”).
     The Company through its majority-owned subsidiary, GK Financing, provided Gamma Knife units to nineteen medical centers as of March 31, 2009 in Arkansas, California, Connecticut, Florida, Illinois, Massachusetts, Mississippi, Nevada, New Jersey, New Mexico, New York, Tennessee, Oklahoma, Ohio, Pennsylvania, Texas and Wisconsin.
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
     Certain reclassifications have been made to the 2008 balances to conform with the 2009 presentation.
Note 2. Per Share Amounts
     Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding. For the three months ended March 31, 2009 basic earnings per share was computed using 4,710,000 common shares and diluted earnings per share was computed using 4,711,000 common shares and equivalents. For the three months ended March 31, 2008 basic earnings per share was computed using 5,026,000 common shares and diluted earnings per share was computed using 5,028,000 common shares and equivalents
Note 3. Stock-based Compensation
     On September 28, 2006, the Company’s shareholders approved the 2006 Stock Incentive Plan (the “2006 Plan”) under which 750,000 shares of the Company’s common stock are reserved for issuance of shares to officers of the Company, other key employees, non-employee directors, and advisors. The 2006 Plan serves as successor to the Company’s previous two stock-based employee compensation plans, the 1995 and 2001 Stock Option Plans. The shares reserved under those two plans, including the shares of common stock subject to currently outstanding options under the plans, were transferred to the 2006 Plan, and no further grants or share issuances will be made under the 1995 Plan or 2001 Plans. Under the 2006 Plan, there are 1,500 restricted stock units granted, consisting of annual automatic grants to non-employee directors, and approximately 618,000 options granted, of which approximately 256,000 options are vested, as of March 31, 2009.
     Compensation expense associated with the Company’s stock-based awards to employees is calculated using the Black-Scholes valuation model. The Company’s stock-based awards have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the present value estimates. The estimated fair value of the Company’s option grants are estimated using assumptions for expected life, volatility, dividend yield, and risk-free interest rate which are specific to each award. The estimated fair value of the Company’s options is amortized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Accordingly, stock-based compensation cost before income tax effect in the amount of approximately $33,000 is reflected in first quarter 2009 net income, compared to approximately $34,000 in the same period in the prior year. There were no options issued and no options exercised during the three month period ended March 31, 2009. There were no excess tax benefits to report.
Note 4. Convertible Preferred Stock Investment
     As of March 31, 2009 the Company has convertible preferred stock representing an approximate 3.7% interest in Still River Systems, Inc. (“Still River”), and accounts for this investment under the cost method. The cost of the Company’s cost-method investment in Still River was $2,617,000 as of March 31, 2009.
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
     The Company reviews its investment in Still River for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value of the investment may not be recoverable. The Company evaluated its investment for impairment at December 31, 2008 and reviewed it at March 31, 2009 in light of both current market conditions and the ongoing needs of Still River to raise cash to continue its development of the first compact, single room PBRT system. The Company’s impairment analysis of its Still River investment considered, among other things, the following:
•	Still River recently completed and passed the cold mass test on the prototype unit, a major milestone in the development of the PBRT.

•	A review of the Still River project by a third party expert hired by the Company revealed no known impediments to completion of the prototype unit.

•	Still River was able to raise the money it needed in spite of an uncertain economic climate.
     The Company estimates that there is an unrealized loss of approximately $1.2 million based on the issuance of the Series D funding compared to the Company’s cost of its investment. However, the Company believes that this investment is only temporarily impaired for the reasons stated above. Therefore, based on the Company’s ability and intent to hold this investment for a reasonable period of time sufficient for a recovery of the cost basis value, the Company does not consider that this investment to be other-than-temporarily impaired at March 31, 2009.
Note 5. Repurchase of Common Stock
     In 1999 and 2001, the Board of Directors approved resolutions authorizing the Company to repurchase up to a total of 1,000,000 shares of its own stock on the open market, and in 2008 the Board reaffirmed this authorization. The Company repurchased approximately 316,000 shares and 21,000 shares of its stock in the fourth quarter of 2008 and in the first quarter of 2009, respectively. There are approximately 179,000 shares remaining under this repurchase authorization.
Note 6. Accounting and Reporting for Noncontrolling Interests
     Effective January 1, 2009 the Company adopted FASB Statement SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, An Amendment of Accounting Research Bulletin No 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has implemented reporting changes required under SFAS 160 with its financial statements for first quarter 2009, and has made certain reclassifications to the 2008 balances to conform with the 2009 presentation.
Note 7. Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS 141R”), which is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. It establishes principles and requirements for how the acquirer: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from the bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for prospective business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 31, 2008. The Company adopted SFAS 141R effective in its first quarter 2009 reporting. Adoption of SFAS 141R has not had a material impact on the Company’s financial statements.
     In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”), to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.
     In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”), which amends the other-than-temporary impairment guidance in U.S. GAAP, and provides guidance presentation and on determining whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. FSP FAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.
     In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 (“SAB 111”), which amends Topic 5.M in the Staff Accounting Bulletin Series entitled “Other Than Temporary Impairment of Certain Investments in Debt and Securities”, to exclude debt securities from its scope. SAB 111 maintains the staff’s previous views related to equity securities.

     The Company intends to adopt FSP FAS 107-1, FSP FAS 115-2 and SAB 111 effective in its second quarter 2009 reporting. Adoption of these pronouncements is not expected to have a material impact on the Company’s financial statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This quarterly report to the Securities and Exchange Commission may be deemed to contain certain forward-looking statements with respect to the financial condition, results of operations and future plans of American Shared Hospital Services, which involve risks and uncertainties including, but not limited to, the risks of the Gamma Knife and radiation therapy businesses, the risks of developing The Operating Room for the 21st Century® program, and the risks of investing in a development-stage company, Still River Systems, Inc. (“Still River”), without a proven product. Further information on potential factors that could affect the financial condition, results of operations and future plans of American Shared Hospital Services is included in the filings of the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 2009.
     Medical services revenue decreased by $558,000 to $4,167,000 for the three month period ended March 31, 2009 from $4,725,000 for the three month period ended March 31, 2008. The decrease is primarily due to low volume at one of the Company’s Gamma Knife sites and one Gamma Knife unit being out of service for an extended period of time during first quarter 2009 for an upgrade to the Perfexion unit. As a result, revenue from Gamma Knife operations decreased to $3,824,000 for the three month period ended March 31, 2009 compared to $4,361,000 for the three month period ended March 31, 2008. Revenue from the Company’s radiation therapy contract decreased by $21,000 to $343,000 in the first quarter 2009 from $364,000 in the first quarter 2008.
     The Company had nineteen Gamma Knife units in operation at both March 31, 2009 and March 31, 2008. One Gamma Knife retail customer chose to exercise an early termination provision in its lease which reduced the number of Gamma Knife units the Company had in operation as of April 1, 2008 to eighteen, however a new customer contract for a Perfexion Gamma Knife unit started operation in third quarter 2008 to increase the total Gamma Knife units in operation back to nineteen. Fifteen of the Company’s nineteen current Gamma Knife customers are under fee-per-use contracts, and four customers are under retail arrangements. Retail arrangements are further classified as either turn-key or net revenue sharing. Revenue from fee per use contracts is recorded on a gross basis as determined by each hospital’s contracted rate. Under turn-key arrangements, the Company receives payment from the hospital in the amount of its reimbursement from third party payors, and is responsible for paying all the operating costs of the Gamma Knife. Revenue is recorded on a gross basis and estimated based on historical experience and hospital contracts with third party payors. For net revenue sharing arrangements the Company receives a contracted percentage of the reimbursement received by the hospital less the operating expenses of the Gamma Knife. Revenue is recorded on a net basis and estimated based on historical experience.

     The equipment provided under the Company’s contract to provide additional radiation therapy and related equipment services to an existing Gamma Knife customer began operation in September 2007. This contract is considered a retail arrangement and revenue is recorded on a net revenue sharing basis.
     The number of Gamma Knife procedures decreased by 46 to 431 in first quarter 2009 from 477 in the same quarter in the prior year. This decrease was primarily due to lower patient volumes at one site, down time of several weeks at one existing Gamma Knife sites for an upgrade to the Perfexion system, and the termination of one Gamma Knife contract during first quarter 2008.
     Total costs of revenue decreased by $86,000 to $2,570,000 for the three month period ended March 31, 2009 from $2,656,000 for the three month period ended March 31, 2008. Maintenance and supplies increased by $117,000 for the three month period ended March 31, 2009 compared to the same period in the prior year, primarily due to contract maintenance that started after the end of the warranty period on two Gamma Knife Perfexion units. Depreciation and amortization increased by $66,000 for the three month period ended March 31, 2009 compared to the same period in the prior year primarily due to additional equipment cost because of the Gamma Knife Perfexion upgrades at two sites during the past year and the new Perfexion system that began operation in the third quarter 2008. This more than offset a reduction in depreciation from the Gamma Knife unit that was sold to a customer at the end of the first quarter 2008. In addition, depreciation was stopped at one site because the Company is attempting to trade in the unit towards another Gamma Knife unit or place the unit at another site. The cost basis of the unit is in the range of the trade-in value we have received for similar equipment in the past. Other direct operating costs decreased by $269,000 for the three month period ended March 31, 2009 compared to the same period in the prior year primarily due to lower site specific marketing related costs and lower operating costs in connection with the Company’s retail sites.
     Selling and administrative costs decreased by $114,000 to $993,000 for the three month period ended March 31, 2009 from $1,107,000 for the three month period ended March 31, 2008. This decrease was primarily due to lower payroll costs, investor relations costs, contributions and other fees, partially offset by higher legal fees.
     As previously disclosed, during the past 18 months the Company has engaged in discussions with two parties concerning the possible sale of its 81% interest in GKF. One of the parties recently provided indicative pricing for the interest that would be attractive to the Company if it were to sell its interest in GKF. Accordingly, the Company has permitted the prospective acquirer to conduct a due diligence review of GKF and the parties have engaged in preliminary negotiations of the terms of a transaction. The Company continues to be unable to predict whether agreement will be achieved. Under applicable accounting rules, the Company is required to expense the legal, accounting, investment banking and other costs of $197,000 incurred during the quarter for these activities, which are classified separately as Transaction costs.

     Interest expense decreased by $85,000 to $483,000 for the three month period ended March 31, 2009 from $568,000 for the three month period ended March 31, 2008 primarily due to lower interest expense on the Company’s line of credit with a bank and other interest, offset by higher interest expense from financing on from the two Gamma Knife upgrades during the previous several months. The additional interest expense from this financing was partially offset by lower interest expense on the debt relating to the more mature Gamma Knife units. The mature units have lower interest expense because interest expense decreases as the outstanding principal balance of each loan is reduced.
     Interest and other income decreased by $113,000 to $34,000 for the three month period ended March 31, 2009 from $147,000 for the three month period ended March 31, 2008 primarily due a reduction in interest income as a result of lower interest rates available on invested cash balances. In addition, there was a gain on the sale of equipment of approximately $56,000 in the first quarter 2008.
     The Company had an income tax benefit of $93,000 in the first quarter 2009 compared to expense of $149,000 in the first quarter 2008. This is due to a loss before income taxes of $42,000 in the first quarter 2009 compared to income before income taxes of $541,000 in the first quarter 2008. Based on the Company’s current estimated effective income tax rate for 2009, a 50% income tax benefit was applied to the first quarter 2009 compared to a 49% income tax provision in first quarter 2008.
     Net income attributable to non-controlling interest decreased by $91,000 to $145,000 for the three month period ended March 31, 2009 from $236,000 for the three month period ended March 31, 2008 due to decreased profitability of GK Financing. Non-controlling interest represents the 19% interest of GK Financing owned by a third party.
     The Company had a net loss of $94,000, or ($0.02) per diluted share, for the three month period ended March 31, 2009 compared to net income of $156,000, or $0.03 per diluted share, in the same period in the prior year. The decrease was primarily due to reduced medical services revenue, transaction costs and interest and other income, partially offset by lower costs of revenue, selling and administrative costs and interest expense.
Liquidity and Capital Resources
     The Company had cash and cash equivalents of $9,546,000 at March 31, 2009 compared to $10,286,000 at December 31, 2008. The Company’s cash position decreased by $740,000 due to payments for the purchase of property and equipment of $539,000, principal payments on long term debt and capital leases of $1,903,000, distributions to minority owners of $114,000 and the repurchase of Company stock of $46,000. These decreases were partially offset by net cash from operating activities of $1,462,000 and advances on the Company’s line of credit with a bank of $400,000.
     The Company as of March 31, 2009 had shareholders’ equity of $22,862,000, a working capital deficit of $769,000 and total assets of approximately $60,555,000.

     The Company has scheduled interest and principal payments under its debt obligations of approximately $7,561,000 and scheduled capital lease payments of approximately $1,558,000 during the next 12 months. The Company believes that its cash flow from operations and cash resources are adequate to meet its scheduled debt and capital lease obligations during the next 12 months.
     The Company has an $8,000,000 line of credit, renewable annually, available as needed for equipment purchases and working capital. Amounts drawn against the line of credit are secured by the Company’s cash invested with the bank. At March 31, 2009 there was $6,900,000 drawn against the line of credit.
     The Company at times invests its cash primarily in money market or similar funds and high quality short to long-term fixed income securities in order to maximize current income while minimizing the potential for principal erosion. Due to current economic conditions, there were no investments in securities as of March 31, 2009. However, when the Company makes these investments, they are classified as securities on the balance sheet and are considered held-to-maturity investments because it is the Company’s ability and intent to hold these securities until maturity. Securities with maturity dates between three and twelve months are classified as current assets, while securities with maturities in excess of one year are classified as long-term.
     The Company has a $2,617,000 preferred stock investment in Still River Systems, Inc., which is considered a long-term investment on the balance sheet and is recorded at cost. As of March 31, 2009, the Company also has $2,250,000 in deposits toward the purchase of three Monarch250 proton beam radiation therapy (PBRT) systems from Still River Systems, Inc. (“Still River”), a development-stage company. For the first two machines, the Company has a commitment to total deposits of $3,000,000 per machine until FDA approval is received, at which time the remaining balance is committed. The delivery dates for the first two machines are now anticipated to be in 2010. For the third machine, the Company has a commitment to total deposits of $500,000 until FDA approval is received, at which time the remaining balance is committed. The Company has entered into a partnership agreement with a radiation oncology physician group, which has contributed $50,000 towards the deposits on the third machine. The Still River PBRT system is not commercially proven and there is no assurance FDA approval will be received. The Company reviews the carrying value of these deposits for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value may not be recoverable.
     The Company has made deposits totaling $2,475,000 towards the future purchase of a LGK Model 4 Gamma Knife at a site still to be determined, the upgrade to Model 4C for two existing Gamma Knife units, and the upgrade to a Perfexion unit at another existing Gamma Knife site. Financing has been obtained for the Perfexion upgrade, and it is anticipated that financing will be obtained for the new unit, pending final site selection, as well as the two 4C upgrades.
     Including the commitments for the three Monarch250 systems, the Perfexion unit, the LGK Model 4 Gamma Knife and the two Model 4C upgrades, the Company has total remaining commitments to purchase equipment in the amount of approximately $41,000,000. The Company believes it has the ability, and it is its intent, to finance these purchase commitments as needed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage or prepayment features. The Company does not have affiliation with partnerships, trust or other entities whose purpose is to facilitate off-balance sheet financial transactions or similar arrangements, and therefore has no exposure to the financing, liquidity, market or credit risks associated with such entities. At March 31, 2009 the Company had no significant long-term, market-sensitive investments.
Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the company and its subsidiaries is communicated to the chief executive officer and the chief financial officer. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of March 31, 2009, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the chief executive officer and the chief financial officer, and recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
     There were no changes in our internal control over financial reporting during the three months ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
          None.
Item 1A. Risk Factors
          There are no changes from those listed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

          The Board of Directors has authorized the Company to repurchase up to a total of 1,000,000 shares of its own stock on the open market from time to time at prevailing prices. A total of 821,499 shares have been repurchased in the open market pursuant to this authorization at a cost of approximately $1,702,000. The following table sets forth information on our common stock repurchase program for the first quarter of 2009:

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that
	Number of	Average	as Part of Publicly	May Yet be
	Shares	Price Paid	Announced	Purchased Under
Period	Purchased	Per Share	Programs	the Programs
January 1 - January 31, 2009	—	$—	—	—
February 1 - February 28, 2009	21,245	2.13	21,245	178,501
March 1 - March 31, 2009	—	—	—	—

Total First Quarter	21,245	$2.13	21,245	178,501

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
AMERICAN SHARED HOSPITAL SERVICES
Registrant

Date: May 15, 2009	/s/ Ernest A. Bates, M.D.
Ernest A. Bates, M.D.
Chairman of the Board and Chief Executive Officer

Date: May 15, 2009	/s/ Craig K. Tagawa
Craig K. Tagawa
Senior Vice President Chief Operating and Financial Officer