Form 10-Q
period 2009-06-30
AMERICAN SHARED HOSPITAL SERVICES
filed 2009-08-14
CIK 744825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
As of August 1, 2009, there are outstanding 4,669,933 shares of the Registrant’s common stock.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	June 30, 2009	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$9,861,000	$10,286,000
Restricted cash	50,000	50,000
Accounts receivable, net of allowance for doubtful accounts of $100,000 in 2009 and $100,000 in 2008	3,801,000	4,229,000

Other receivables	345,000	221,000
Prepaid expenses and other assets	506,000	430,000
Current deferred tax assets	246,000	246,000

Total current assets	14,809,000	15,462,000

Property and equipment:
Medical equipment and facilities	71,923,000	71,854,000
Office equipment	714,000	703,000
Deposits and construction in progress	7,212,000	5,203,000

	79,849,000	77,760,000

Accumulated depreciation and amortization	(33,936,000)	(33,897,000)

Net property and equipment	45,913,000	43,863,000

Investment in preferred stock	2,617,000	2,617,000
Other assets	287,000	254,000

Total assets	$63,626,000	$62,196,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$414,000	$262,000
Employee compensation and benefits	261,000	322,000
Other accrued liabilities	872,000	950,000

Current portion of long-term debt	5,319,000	6,341,000
Current portion of obligations under capital leases	1,769,000	1,292,000
Line of credit advances	7,500,000	6,500,000

Total current liabilities	16,135,000	15,667,000

Long-term debt, less current portion	13,874,000	16,386,000
Long-term capital leases, less current portion	8,107,000	4,667,000
Deferred income taxes	2,538,000	2,538,000

Shareholders’ equity:
Common stock, without par value: authorized shares - 10,000,000; issued and outstanding shares - 4,670,000 at June 30, 2009 and 4,712,000 at December 31, 2008	8,783,000	8,877,000
Additional paid-in capital	4,526,000	4,458,000
Retained earnings	6,325,000	6,393,000

Total equity- American Shared Hospital Services	19,634,000	19,728,000
Non-controlling interest in subsidiary	3,338,000	3,210,000

Total shareholders’ equity	22,972,000	22,938,000

Total liabilities and shareholders’ equity	$63,626,000	$62,196,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2009	2008	2009	2008
Medical services revenue	$4,583,000	$5,102,000	$8,750,000	$9,827,000

Costs of revenue:
Maintenance and supplies	398,000	290,000	793,000	568,000
Depreciation and amortization	1,627,000	1,664,000	3,251,000	3,222,000
Other direct operating costs	640,000	805,000	1,191,000	1,625,000

	2,665,000	2,759,000	5,235,000	5,415,000

Gross Margin	1,918,000	2,343,000	3,515,000	4,412,000

Selling and administrative expense	1,002,000	1,129,000	1,995,000	2,236,000
Transaction costs	123,000	—	320,000	—
Interest expense	529,000	627,000	1,012,000	1,195,000

Operating income	264,000	587,000	188,000	981,000
Other income (expense)	(18,000)	86,000	16,000	233,000

Income before income taxes	246,000	673,000	204,000	1,214,000
Income tax expense (benefit)	28,000	205,000	(65,000)	354,000

Net income	218,000	468,000	269,000	860,000
Less: Net income attributable to non-controlling interest	(192,000)	(255,000)	(337,000)	(491,000)

Net income (loss) attributable to American Shared Hospital Services	$26,000	$213,000	$(68,000)	$369,000

Net income (loss) per share:
Earnings per common share — basic	$0.01	$0.04	$(0.01)	$0.07

Earnings per common share — assuming dilution	$0.01	$0.04	$(0.01)	$0.07

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	PERIODS ENDED DECEMBER 31, 2007 AND 2008 AND JUNE 30, 2009
			Additional
	Common	Common	Paid-in	Retained	Sub-Total	Non-controlling
	Shares	Stock	Capital	Earnings	ASHS	Interest in Sub.	Total
Balances at January 1, 2007 (audited)	5,023,000	$9,317,000	$4,251,000	$5,441,000	$19,009,000	$3,045,000	$22,054,000
Options exercised	2,000	3,000	—	—	3,000	—	3,000
Common stock withheld on option exercises	(1,000)	—	(3,000)	—	(3,000)	—	(3,000)
Stock based compensation expense	2,000	—	69,000	—	69,000	—	69,000
Excess tax benefit from share-based payment arrangements	—	—	(13,000)	—	(13,000)	—	(13,000)
Dividends	—	—	—	(476,000)	(476,000)	—	(476,000)
Cash distributions to non-controlling interest	—	—	—	—	—	(1,026,000)	(1,026,000)
Net income	—	—	—	951,000	951,000	1,134,000	2,085,000

Balances at December 31, 2007 (audited)	5,026,000	9,320,000	4,304,000	5,916,000	19,540,000	3,153,000	22,693,000
Repurchase of common stock	(316,000)	(443,000)	—	—	(443,000)	—	(443,000)
Stock based compensation expense	2,000	—	137,000	—	137,000	—	137,000
True-up tax benefit from share-based payment arrangements	—	—	17,000	—	17,000	—	17,000
Cash distributions to non-controlling interest	—	—	—	—	—	(798,000)	(798,000)
Net income	—	—	—	477,000	477,000	855,000	1,332,000

Balances at December 31, 2008 (audited)	4,712,000	8,877,000	4,458,000	6,393,000	19,728,000	3,210,000	22,938,000
Repurchase of common stock	(44,000)	(94,000)	—	—	(94,000)	—	(94,000)
Stock based compensation expense	2,000	—	68,000	—	68,000	—	68,000
Cash distributions to non-controlling interest	—	—	—	—	—	(209,000)	(209,000)
Net income (loss)	—	—	—	(68,000)	(68,000)	337,000	269,000

Balances at June 30, 2009 (unaudited)	4,670,000	$8,783,000	$4,526,000	$6,325,000	$19,634,000	$3,338,000	$22,972,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months ended June 30,
	2009	2008
Operating activities:
Net income (loss)	$(68,000)	$369,000
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	3,298,000	3,291,000
Gain on sale of assets	—	(56,000)
Net income attributable to non-controlling interest	337,000	491,000
Stock based compensation expense	68,000	71,000
Changes in operating assets and liabilities:
Receivables	304,000	(32,000)
Prepaid expenses and other assets	(128,000)	56,000
Accounts payable and accrued liabilities	13,000	(350,000)

Net cash from operating activities	3,824,000	3,840,000

Investing activities:
Payment for purchase of property and equipment	(614,000)	(2,997,000)
Proceeds from sale of assets	—	1,473,000
Proceeds from sales and maturities of marketable securities	—	1,905,000

Net cash from investing activities	(614,000)	381,000

Financing activities:
Cash distribution to non-controlling interest	(209,000)	(475,000)
Long term debt financing on purchase of property and equipment	—	2,376,000
Advances on line of credit	1,000,000	—
Payments on line of credit	—	(100,000)
Stock repurchase	(94,000)	—
Principal payments on capital leases	(798,000)	(535,000)
Principal payments on long-term debt	(3,534,000)	(3,240,000)

Net cash from financing activities	(3,635,000)	(1,974,000)

Net change in cash and cash equivalents	(425,000)	2,247,000
Cash and cash equivalents at beginning of period	10,286,000	6,340,000

Cash and cash equivalents at end of period	$9,861,000	$8,587,000

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$1,074,000	$1,561,000
Income taxes	$51,000	$116,000

Schedule of non-cash investing and financing activities
Acquisition of equipment with capital lease financing	$4,715,000	$2,920,000
See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly American Shared Hospital Services’ consolidated financial position as of June 30, 2009 and the results of its operations for the three and six month periods ended June 30, 2009 and 2008, which results are not necessarily indicative of results on an annualized basis. Consolidated balance sheet amounts as of December 31, 2008 have been derived from audited financial statements.
     These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2008 included in the Company’s 10-K filed with the Securities and Exchange Commission.
     These financial statements include the accounts of American Shared Hospital Services (the “Company”) and its wholly-owned subsidiaries: OR21, Inc. (“OR21”); MedLeader.com, Inc. (“MedLeader”); American Shared Radiosurgery Services (“ASRS”); and ASRS majority-owned subsidiary, GK Financing, LLC (“GK Financing”).
     The Company through its majority-owned subsidiary, GK Financing, provided Gamma Knife units to nineteen medical centers as of June 30, 2009 in Arkansas, California, Connecticut, Florida, Illinois, Massachusetts, Mississippi, Nevada, New Jersey, New Mexico, New York, Tennessee, Oklahoma, Ohio, Pennsylvania, Texas and Wisconsin.
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
Note 2. Per Share Amounts
     Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding. For the three and six months ended June 30, 2009 basic earnings per share was computed using 4,688,000 and 4,699,000 common shares, respectively, and diluted earnings per share was computed using 4,690,000 and 4,699,000 shares and equivalents, respectively. For the six month period, 1,500 awarded but unvested restricted stock units were not used in the diluted calculation because they would be anti-dilutive. For the three and six months ended June 30, 2008 basic earnings per share was computed using 5,028,000 and 5,027,000 common shares, respectively and diluted earnings per share was computed using 5,030,000 and 5,029,000 common shares and equivalents, respectively.
Note 3. Stock-based Compensation
     On September 28, 2006, the Company’s shareholders approved the 2006 Stock Incentive Plan (the “2006 Plan”) under which 750,000 shares of the Company’s common stock are reserved for issuance of shares to officers of the Company, other key employees, non-employee directors, and advisors. The 2006 Plan serves as successor to the Company’s previous two stock-based employee compensation plans, the 1995 and 2001 Stock Option Plans. The shares reserved under those two plans, including the shares of common stock subject to currently outstanding options under the plans, were transferred to the 2006 Plan, and no further grants or share issuances will be made under the 1995 Plan or 2001 Plans. Under the 2006 Plan, there are 1,500 restricted stock units granted, consisting of annual automatic grants to non-employee directors, and approximately 594,000 options granted, of which approximately 254,000 options are vested, as of June 30, 2009.
     Compensation expense associated with the Company’s stock-based awards to employees is calculated using the Black-Scholes valuation model. The Company’s stock-based awards have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the present value estimates. The estimated fair value of the Company’s option grants are estimated using assumptions for expected life, volatility, and risk-free interest rate which are specific to each award. The estimated fair value of the Company’s options is amortized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Accordingly, stock-based compensation cost before income tax effect in the amount of approximately $35,000 and $68,000 is reflected in net income for the three and six month periods ended June 30, 2009, respectively, compared to approximately $37,000 and $71,000 in the same periods in the prior year, respectively. The only grants during the six month period ended June 30, 2009 were the annual automatic grants to each non-employee director of 2,000 stock options (6,000 total) and 500 restricted stock units (1,500 total). The grant date fair value of the stock options was calculated at $1.84 per share, and the restricted stock units were valued at the closing market price on the date of the award, or $2.10 per share. No options were exercised during the six month period ended June 30, 2009. There were no excess tax benefits to report.
Note 4. Convertible Preferred Stock Investment
     As of June 30, 2009 the Company has a $2,617,000 investment in the convertible preferred stock (“Preferred Stock”) of Still River Systems, Inc. (“Still River”), representing an approximate 3.7% interest in Still River. The Company accounts for this investment under the cost method.

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
     The Company reviews its investment in Still River for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value of the investment may not be recoverable. The Company evaluated its investment for impairment at December 31, 2008 and reviewed it at March 31, 2009 and again at June 30, 2009 in light of both current market conditions and the ongoing needs of Still River to raise cash to continue its development of the first compact, single room PBRT system. The Company’s impairment analysis of its Still River investment considered, among other things, the following:
•	Still River recently completed and passed the cold mass test on the prototype unit, a major milestone in the development of the PBRT.

•	A review of the Still River project by a third party expert hired by the Company revealed no known impediments to completion of the prototype unit.

•	Still River was able to raise the money it needed in spite of an uncertain economic climate.
     The Company estimates that there is an unrealized loss of approximately $1.2 million based on the issuance of the Series D funding compared to the Company’s cost of its investment. However, the Company believes that this investment is only temporarily impaired for the reasons stated above. Therefore, based on the Company’s ability and intent to hold this investment for a reasonable period of time sufficient for a recovery of the cost basis value, the Company does not consider that this investment to be other-than-temporarily impaired at June 30, 2009.
Note 5. Line of Credit
     The Company has an $8,000,000 line of credit with the Bank of America (the “Bank”), which is renewable annually and is drawn on from time to time as needed for equipment purchases and working capital. Amounts drawn against the line of credit are at an interest rate per year equal to the Bank’s Prime Rate minus 1.50 percentage points, or alternately the LIBOR rate plus 0.95 percentage points, and are secured by the Company’s cash invested with the Bank. At June 30, 2009, $7,500,000 was borrowed against the line of credit.

Note 6. Fair Value of Financial Instruments
     The carrying value of financial instruments including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and other accrued liabilities approximated their fair value as of June 30, 2009 and December 31, 2008 because of the relatively short maturity of these instruments. The fair value of the Company’s various debt obligations, discounted at currently available interest rates was approximately $28,972,000 and $28,789,000 at June 30, 2009 and December 31, 2008, respectively.
Note 7. Repurchase of Common Stock
     In 1999 and 2001, the Board of Directors approved resolutions authorizing the Company to repurchase up to a total of 1,000,000 shares of its own stock on the open market, and in 2008 the Board reaffirmed this authorization. The Company repurchased approximately 23,000 and 44,000 shares in the three and six month periods ended June 30, 2009, respectively. There are approximately 156,000 shares remaining under this repurchase authorization as of June 30, 2009.
Note 8. Accounting and Reporting for Noncontrolling Interests
     Effective January 1, 2009 the Company adopted FASB Statement SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, An Amendment of Accounting Research Bulletin No 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has implemented reporting changes required under SFAS 160 with its financial statements for first quarter 2009, and has made certain reclassifications to the 2008 balances to conform with the 2009 presentation.
Note 9. Recent Accounting Pronouncements
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
     The Company adopted FSP FAS 107-1, FSP FAS 115-2 and SAB 111 effective in its second quarter 2009 reporting.
     Effective with its second quarter 2009 the Company adopted FASB Statement SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 sets forth: the period after the balance sheet date which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosure that an entity should make about events or transactions that occurred after the balance sheet date.
     The FASB has approved Accounting Standards Codification effective with interim and annual periods ending after September 15, 2009. Codification is the single source of authoritative nongovernmental US generally accepted accounting principles (GAAP). Codification supersedes all previous level (a) — (d) US GAAP standards issued by a standard-setter, including FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related literature. Among other benefits, Codification is expected to reduce the amount of time and effort required to solve accounting research issues and to improve usability of the literature, thereby mitigating the risk of noncompliance with standards.

Note 10. Subsequent Events
     On August 1, 2009, the Company amended its line of credit with the Bank, increasing availability to $9,000,000 and extending it for a period of two years. Under this extension, the interest rate on amounts drawn against the line of credit was amended to be the rate per year equal to the Bank’s Prime Rate, or alternately the LIBOR rate plus 1.50 percentage points.
     In accordance with SFAS 165 the Company evaluated events and transactions after June 30, 2009 through August 13, 2009, the date the financial statements were available to be issued, for subsequent events and determined that there were no other events to report during that period.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This quarterly report to the Securities and Exchange Commission may be deemed to contain certain forward-looking statements with respect to the financial condition, results of operations and future plans of American Shared Hospital Services, which involve risks and uncertainties including, but not limited to, the risks of the Gamma Knife and radiation therapy businesses, the risks of developing The Operating Room for the 21st Century® program, and the risks of investing in a development-stage company, Still River Systems, Inc. (“Still River”), without a proven product. Further information on potential factors that could affect the financial condition, results of operations and future plans of American Shared Hospital Services is included in the filings of the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and the definitive Proxy Statement for the Annual Meeting of Shareholders held on May 28, 2009.
     Medical services revenue decreased by $519,000 and $1,077,000 to $4,583,000 and $8,750,000 for the three and six month periods ended June 30, 2009 from $5,102,000 and $9,827,000 for the three and six month periods ended June 30, 2008, respectively. The decreases for both the three and six month periods are primarily due to low volume at one of the Company’s Gamma Knife sites and one Gamma Knife unit being out of service for an extended period of time during first and second quarter 2009 for an upgrade to the Perfexion unit. Excluding these two sites, revenue at sites in operation more than one year decreased approximately 6% for both the three and six month periods, respectively. As a result, revenue from Gamma Knife operations decreased to $4,263,000 and $8,087,000 for the three and six month periods ended June 30, 2009 compared to $4,729,000 and $9,090,000 for the three and six month periods ended June 30, 2008. Revenue from the Company’s radiation therapy contract decreased by $53,000 and $74,000 to $320,000 and $663,000 for the three and six month periods ended June 30, 2009 compared to the same periods in the prior year, respectively.
     The Company had nineteen Gamma Knife units in operation at June 30, 2009 compared to eighteen in operation at June 30, 2008. One Gamma Knife retail customer chose to exercise an early termination provision in its lease which reduced the number of Gamma Knife units the Company had in operation as of April 1, 2008 to eighteen, however a new customer contract for a Perfexion Gamma Knife unit started operation in third quarter 2008 to increase the total Gamma Knife units in operation back to nineteen. Fourteen of the Company’s nineteen current

Gamma Knife customers are under fee-per-use contracts, and five customers are under retail arrangements. Retail arrangements are further classified as either turn-key or net revenue sharing. Revenue from fee per use contracts is recorded on a gross basis as determined by each hospital’s contracted rate. Under turn-key arrangements, the Company receives payment from the hospital in the amount of its reimbursement from third party payors, and is responsible for paying all the operating costs of the Gamma Knife. Revenue is recorded on a gross basis and estimated based on historical experience and hospital contracts with third party payors. For net revenue sharing arrangements the Company receives a contracted percentage of the reimbursement received by the hospital less any contracted operating expenses of the Gamma Knife. Revenue is recorded on a net basis and estimated based on historical experience.
     The equipment provided under the Company’s contract to provide additional radiation therapy and related equipment services to an existing Gamma Knife customer began operation in September 2007. This contract is considered a retail arrangement and revenue is recorded on a net revenue sharing basis.
     The number of Gamma Knife procedures decreased by 34 and 80 to 467 and 898 for the three and six month periods ended June 30, 2009 from 501 and 978 in the same periods in the prior year, respectively. This decrease for both the three and six month periods was primarily due to lower patient volumes at one site and down time of several weeks at one existing Gamma Knife sites for an upgrade to the Perfexion system. For the six month period the decrease was also partially due to the termination of one Gamma Knife contract during first quarter 2008.
     Total costs of revenue decreased by $94,000 and $180,000 to $2,665,000 and $5,235,000 for the three and six month periods ended June 30, 2009 from $2,759,000 and $5,415,000 for the three and six month periods ended June 30, 2008. Maintenance and supplies increased by $108,000 and $225,000 for the three and six month periods ended June 30, 2009 compared to the same periods in the prior year, primarily due to contract maintenance that began after the end of the warranty period on three Gamma Knife Perfexion units. Depreciation and amortization decreased by $37,000 for the three month period, and increased by $29,000 for the six month period ended June 30, 2009 compared to the same periods in the prior year. The decrease for the three month period is primarily because there was no depreciation at one site while it was being upgraded to a Gamma Knife Perfexion unit. In addition, depreciation was stopped at one site because the Company is attempting to trade in the unit towards another Gamma Knife unit or place the unit at another site. The increase for the six month period is primarily due to Gamma Knife Perfexion upgrades at two sites during the past year and a new Perfexion system that began operation in the third quarter 2008. This more than offset a reduction in depreciation from a Gamma Knife unit that was sold to a customer at the end of the first quarter 2008, and depreciation being stopped for the unit that the Company is trying to trade-in or place elsewhere. Other direct operating costs decreased by $165,000 and $434,000 for the three and six month periods ended June 30, 2009 compared to the same periods in the prior year. For the three and six month periods the decrease is primarily due to lower operating costs in connection with the Company’s retail sites. For the six month period the decrease is also due to lower site specific marketing related costs.

     Selling and administrative costs decreased by $127,000 and $241,000 to $1,002,000 and $1,995,000 for the three and six month periods ended June 30, 2009 from $1,129,000 and $2,236,000 for the same periods in the prior year, respectively. For both the three and six month periods, this decrease was primarily due to lower business development costs, investor relations costs, contributions and depreciation.
     As previously disclosed, the Company had engaged in discussions with two parties concerning the possible sale of its 81% interest in GK Financing, with one of the parties providing indicative pricing for the interest that would be attractive to the Company if it were to sell its interest in GK Financing. Accordingly, the Company permitted the prospective acquirer to conduct a due diligence review of GK Financing and the parties engaged in preliminary negotiations of the terms of a transaction. In May 2009 the Company announced that the parties failed to reach an agreement and that the negotiations had terminated. Under applicable accounting rules, the Company is required to expense the legal, accounting, investment banking and other costs incurred for these activities. Accordingly, the Company expensed $123,000 during the three month period and $320,000 for the six month period ended June 30, 2009 for these costs, which are classified separately as Transaction costs.
     Interest expense decreased by $98,000 and $183,000 to $529,000 and $1,012,000 for the three and six month periods ended June 30, 2009 from $627,000 and $1,195,000 for the three and six month periods ended June 30, 2008, respectively. This was primarily due to lower interest expense on the Company’s line of credit with a bank and other interest. Higher interest expense from financing Gamma Knife upgrades over the previous several months was offset by lower interest expense on the debt relating to the more mature Gamma Knife units. Gamma Knife units that have more mature debt have lower interest expense because interest expense decreases as the outstanding principal balance of each loan is reduced.
     Other income (expense) decreased by $104,000 to expense of $18,000 for the three month period ended June 30, 2009 from income of $86,000 for the same period in the prior year, and decreased $217,000 to $16,000 for the six month period from $233,000 for the same period in the prior year. The decrease for both the three and six month periods was primarily due a reduction in interest income as a result of lower interest rates available on invested cash balances. For the three month period ended June 30, 2009 there was also cost of approximately $20,000 from the early extinguishment of debt. For the six month period ended June 30, 2009, there was no gain on sale of equipment compared to a gain on the sale of equipment of approximately $56,000 for the same period in the prior year.
     The Company had income tax expense of $28,000 and an income tax benefit of $65,000 for the three and six month periods ended June 30, 2009 compared to income tax expense of $205,000 and $354,000 for the three and six month periods ended June 30, 2008, respectively. For the three month period, this is due to income before income taxes of $246,000 for the three month period ended June 30, 2009 compared to income before income taxes of $673,000 in the same period in 2008. For the six month period this is due to income before income taxes of $204,000 in the first six months of 2009 compared to income before income taxes of $1,214,000 for the same period in 2008. Based on the Company’s current estimated effective income tax rate for 2009, a 49% income tax provision was applied to net income before income taxes and net income attributable to non-controlling interest, resulting in an income tax benefit for the six month period and income tax expense for the three month periods ended June 30, 2009, respectively. A 49% income tax provision was applied for both the three and six month periods ended June 30, 2008. The Company’s effective income tax rate is higher than the expected statutory federal and state income tax rates at a consolidated level, primarily due to higher income at the Company’s subsidiary levels in certain states where there are separate state income tax filing requirements.
     Net income attributable to non-controlling interest decreased by $63,000 and $154,000 to $192,000 and $337,000 for the three and six month periods ended June 30, 2009 from $255,000 and $491,000 for the three and six month periods ended June 30, 2008, due to decreased profitability of GK Financing. Non-controlling interest represents the 19% interest of GK Financing owned by a third party.
     The Company had net income of $26,000, or $0.01 per diluted share, and a net loss of $68,000, or ($0.01) per diluted share, for the three and six month periods ended June 30, 2009, compared to net income of $213,000, or $0.04 per diluted share, and $369,000, or $0.07 per diluted share, in the same periods in the prior year, respectively. The decrease for both the three and the six month periods was primarily due to reduced medical services revenue, transaction costs and lower interest income, partially offset by lower costs of revenue, selling and administrative costs and interest expense.
Liquidity and Capital Resources
     The Company had cash and cash equivalents of $9,861,000 at June 30, 2009 compared to $10,286,000 at December 31, 2008. The Company’s cash position decreased by $425,000 due to payments for the purchase of property and equipment of $614,000, principal payments on long term debt and capital leases of $4,332,000, distributions to minority owners of $209,000 and the repurchase of Company stock of $94,000. These decreases were partially offset by net cash from operating activities of $3,824,000 and advances on the Company’s line of credit with a bank of $1,000,000.
     The Company as of June 30, 2009 had shareholders’ equity of $22,972,000, a working capital deficit of $1,326,000 and total assets of $63,626,000.
     The Company has scheduled interest and principal payments under its debt obligations of approximately $6,673,000 and scheduled capital lease payments of approximately $2,287,000 during the next twelve months.
     The Company has an $8,000,000 line of credit with a bank, renewable annually, available as needed for equipment purchases and working capital. Amounts drawn against the line of credit are secured by the Company’s cash invested with the bank. At June 30, 2009 there was $7,500,000 drawn against the line of credit.

     Although the Company has a working capital deficit, the Company has recently renewed its line of credit with the bank for a period of two years (see Note 10 to the financial statements), which will move its borrowings under the line of credit to non-current. The Company believes it has the cash flow available to meet its short term capital needs, including its scheduled debt and capital lease obligations during the next twelve months.
     The Company at times invests its cash primarily in money market or similar funds and high quality short to long-term fixed income securities in order to maximize current income while minimizing the potential for principal erosion. Due to current economic conditions, the Company has chosen not to invest in securities at this time, and there were no investments in securities as of June 30, 2009. However, when the Company makes these investments, they are classified as securities on the balance sheet and are considered held-to-maturity investments because it is the Company’s ability and intent to hold these securities until maturity. Securities with maturity dates between three and twelve months are classified as current assets, while securities with maturities in excess of one year are classified as long-term.
     The Company has a $2,617,000 preferred stock investment in Still River Systems, Inc., a development stage company, which is considered a long-term investment on the balance sheet and is recorded at cost. As of June 30, 2009, the Company also has $2,250,000 in deposits toward the purchase of three Monarch250 proton beam radiation therapy (PBRT) systems from Still River. For the first two machines, the Company has a commitment to total deposits of $3,000,000 per machine until FDA approval is received, at which time the remaining balance is committed. The delivery dates for the first two machines are now anticipated to be in 2010. For the third machine, the Company has a commitment to total deposits of $500,000 until FDA approval is received, at which time the remaining balance is committed. The Company has entered into a partnership agreement with a radiation oncology physician group, which has contributed $50,000 towards the deposits on the third machine. The Still River PBRT system is not commercially proven and there is no assurance FDA approval will be received. The Company reviews the carrying value of these deposits for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value may not be recoverable.
     The Company has made deposits totaling $2,835,000 towards the purchase of a Gamma Knife Perfexion unit and an LGK Model 4 Gamma Knife, both at sites still to be determined, and the upgrade to Model 4C for an existing Gamma Knife unit. It has also made a commitment to upgrade the Gamma Knife unit at an existing site to a Perfexion unit.
     Including the commitments for the three Monarch250 systems, the two Perfexion units, the LGK Model 4 Gamma Knife and the Model 4C upgrade, the Company has total remaining commitments to purchase equipment in the amount of approximately $43,000,000. It is the Company’s intent to finance these purchase commitments as needed. However, due to the current economic and credit market conditions, in recent months it has become more difficult to obtain financing for the Company’s projects. In particular, GK Financing recently obtained financing for one Gamma Knife unit where the lender required the Company’s corporate guarantee. Previously, the Company was not required to provide a corporate guarantee for any of GK Financing’s projects. Additionally, the Company’s line of credit with a bank was recently extended for two years at a higher interest rate than during the past year. The Company expects that it will not receive financing commitments from a lender for its PBRT systems until Still River obtains FDA approval on the Monarch250. As such, there can be no assurance that financing will be available for the Company’s current or future projects, or at terms that are acceptable to the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage or prepayment features. The Company does not have affiliation with partnerships, trust or other entities whose purpose is to facilitate off-balance sheet financial transactions or similar arrangements, and therefore has no exposure to the financing, liquidity, market or credit risks associated with such entities. At June 30, 2009 the Company had no significant long-term, market-sensitive investments.
Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the company and its subsidiaries is communicated to the chief executive officer and the chief financial officer. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of June 30, 2009, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the chief executive officer and the chief financial officer, and recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
     There were no changes in our internal control over financial reporting during the three months ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     None.
Item 1A. Risk Factors
There are no changes from those listed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The Board of Directors has authorized the Company to repurchase up to a total of 1,000,000 shares of its own stock on the open market from time to time at prevailing prices. At June 30, 2009 a total of 844,004 shares have been repurchased in the open market pursuant to this authorization at a cost of approximately $1,750,000. The following table sets forth information on our common stock repurchase program for the second quarter of 2009:

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that
	Number of	Average	as Part of Publicly	May Yet be
	Shares	Price Paid	Announced	Purchased Under
Period	Purchased	Per Share	Programs	the Programs

April 1 - April 30, 2009	—	$—	—	—
May 1 - May 31, 2009	—	—	—	—
June 1 - June 30, 2009	22,505	2.13	22,505	155,996

Total Second Quarter	22,505	$2.13	22,505	155,996

Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Securities Holders.
The Company’s Annual Shareholder Meeting (“Meeting”) was held on May 28, 2009. There were present in person or by proxy at said Meeting shareholders voting 4,178,947 shares that represented 88.56% of the 4,718,883 shares outstanding and entitled to vote at the Meeting, which represented a quorum. At the Meeting, the shareholders:
1)	Voted on the Election of Directors as follows:

Nominee	For	Against
Ernest A. Bates, M.D.	3,775,256	403,691
Olin C. Robison	3,759,504	419,443
John F. Ruffle	3,778,540	400,407
Stanley S. Trotman, Jr.	3,775,147	403,800
All four individuals were elected to serve on the Board of Directors for the following year.
2)	Voted on the ratification of Moss Adams LLP as the Company’s Independent Registered Public Accounting Firm. There were 4,117,991 votes for, 46,030 votes against, and 14,926 votes abstained for a 98.54% vote in favor of total available votes.
Item 5. Other Information.
     None.

Item 6. Exhibits and Reports on Form 8-K.
(a) Exhibits
     The following exhibits are filed herewith:
10.21a	Purchased Services Agreement for a Gamma Knife Unit dated as of November 19, 2008 between GK Financing, LLC and Kettering Medical Center (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)

10.21b	First Amendment to Purchased Services Agreement for a Gamma Knife Unit dated as of June 11, 2009 between GK Financing, LLC and Kettering Medical Center (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)

10.57a	First Amendment to Purchased Services Agreement for a Gamma Knife Unit effective as of April 1, 2009 between GK Financing, LLC and University of Southern California (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMERICAN SHARED HOSPITAL SERVICES
Registrant

Date: August 13, 2009	/s/ Ernest A. Bates, M.D.
Ernest A. Bates, M.D.
Chairman of the Board and Chief Executive Officer

Date: August 13, 2009	/s/ Craig K. Tagawa
Craig K. Tagawa
Senior Vice President Chief Operating and Financial Officer