Form 10-Q
period 2009-09-30
AMERICAN SHARED HOSPITAL SERVICES
filed 2009-11-16
CIK 744825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________.
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
As of November 1, 2009, there are outstanding 4,595,070 shares of the Registrant’s common stock.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	September 30, 2009	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$9,469,000	$10,286,000
Restricted cash	50,000	50,000
Accounts receivable, net of allowance for doubtful accounts of $100,000 in 2009 and $100,000 in 2008	3,811,000	4,229,000

Other receivables	61,000	221,000
Prepaid expenses and other assets	449,000	430,000
Current deferred tax assets	246,000	246,000

Total current assets	14,086,000	15,462,000

Property and equipment:
Medical equipment and facilities	73,583,000	71,854,000
Office equipment	780,000	703,000
Deposits and construction in progress	5,721,000	5,203,000

	80,084,000	77,760,000

Accumulated depreciation and amortization	(35,553,000)	(33,897,000)

Net property and equipment	44,531,000	43,863,000

Investment in preferred stock	2,617,000	2,617,000
Other assets	264,000	254,000

Total assets	$61,498,000	$62,196,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$234,000	$262,000
Employee compensation and benefits	262,000	322,000
Other accrued liabilities	712,000	950,000

Current portion of long-term debt	5,311,000	6,341,000
Current portion of obligations under capital leases	1,777,000	1,292,000
Line of credit advances	—	6,500,000

Total current liabilities	8,296,000	15,667,000

Long-term debt, less current portion	12,690,000	16,386,000
Long-term capital leases, less current portion	7,698,000	4,667,000
Line of credit advances	7,500,000	—
Deferred income taxes	2,538,000	2,538,000

Shareholders’ equity:
Common stock, without par value: authorized shares - 10,000,000; issued and outstanding shares - 4,595,000 at September 30, 2009 and 4,712,000 at December 31, 2008	8,606,000	8,877,000
Additional paid-in capital	4,559,000	4,458,000
Retained earnings	6,342,000	6,393,000

Total equity- American Shared Hospital Services	19,507,000	19,728,000
Non-controlling interest in subsidiary	3,269,000	3,210,000

Total shareholders’ equity	22,776,000	22,938,000

Total liabilities and shareholders’ equity	$61,498,000	$62,196,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2009	2008	2009	2008
Medical services revenue	$3,926,000	$4,532,000	$12,676,000	$14,359,000

Costs of revenue:
Maintenance and supplies	350,000	275,000	1,143,000	843,000
Depreciation and amortization	1,637,000	1,647,000	4,888,000	4,869,000
Other direct operating costs	356,000	726,000	1,547,000	2,351,000

	2,343,000	2,648,000	7,578,000	8,063,000

Gross Margin	1,583,000	1,884,000	5,098,000	6,296,000

Selling and administrative expense	875,000	1,116,000	2,870,000	3,352,000
Transaction costs	22,000	—	342,000	—
Interest expense	514,000	638,000	1,526,000	1,833,000

Operating income	172,000	130,000	360,000	1,111,000
Other income	—	90,000	16,000	323,000

Income before income taxes	172,000	220,000	376,000	1,434,000
Income tax expense (benefit)	16,000	24,000	(49,000)	378,000

Net income	156,000	196,000	425,000	1,056,000
Less: Net income attributable to non-controlling interest	(139,000)	(171,000)	(476,000)	(662,000)

Net income (loss) attributable to American Shared Hospital Services	$17,000	$25,000	$(51,000)	$394,000

Net income (loss) per share attributable to American Shared Hospital Services:
Earnings per common share — basic	$—	$—	$(0.01)	$0.08

Earnings per common share — assuming dilution	$—	$—	$(0.01)	$0.08

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	PERIODS ENDED DECEMBER 31, 2007 AND 2008 AND SEPTEMBER 30, 2009
			Additional
	Common	Common	Paid-in	Retained	Sub-Total	Non-controlling
	Shares	Stock	Capital	Earnings	ASHS	Interest in Sub.	Total

Balances at January 1, 2007 (audited)	5,023,000	$9,317,000	$4,251,000	$5,441,000	$19,009,000	$3,045,000	$22,054,000
Options exercised	2,000	3,000	—	—	3,000	—	3,000
Common stock withheld on option exercises	(1,000)	—	(3,000)	—	(3,000)	—	(3,000)
Stock based compensation expense	2,000	—	69,000	—	69,000	—	69,000
Excess tax benefit from share-based payment arrangements	—	—	(13,000)	—	(13,000)	—	(13,000)
Dividends	—	—	—	(476,000)	(476,000)	—	(476,000)
Cash distributions to non-controlling interest	—	—	—	—	—	(1,026,000)	(1,026,000)
Net income	—	—	—	951,000	951,000	1,134,000	2,085,000

Balances at December 31, 2007 (audited)	5,026,000	9,320,000	4,304,000	5,916,000	19,540,000	3,153,000	22,693,000
Repurchase of common stock	(316,000)	(443,000)	—	—	(443,000)	—	(443,000)
Stock based compensation expense	2,000	—	137,000	—	137,000	—	137,000
True-up tax benefit from share-based payment arrangements	—	—	17,000	—	17,000	—	17,000
Cash distributions to non-controlling interest	—	—	—	—	—	(798,000)	(798,000)
Net income	—	—	—	477,000	477,000	855,000	1,332,000

Balances at December 31, 2008 (audited)	4,712,000	8,877,000	4,458,000	6,393,000	19,728,000	3,210,000	22,938,000
Repurchase of common stock	(119,000)	(271,000)	—	—	(271,000)	—	(271,000)
Stock based compensation expense	2,000	—	101,000	—	101,000	—	101,000
Cash distributions to non-controlling interest	—	—	—	—	—	(417,000)	(417,000)
Net income (loss)	—	—	—	(51,000)	(51,000)	476,000	425,000

Balances at September 30, 2009 (unaudited)	4,595,000	$8,606,000	$4,559,000	$6,342,000	$19,507,000	$3,269,000	$22,776,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months ended September 30,
	2009	2008
Operating activities:
Net income	$425,000	$1,056,000
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	4,970,000	4,967,000
Gain on sale of assets	—	(56,000)
Deferred income tax	—	145,000
Stock based compensation expense	101,000	106,000
Changes in operating assets and liabilities:
Receivables	578,000	755,000
Prepaid expenses and other assets	(71,000)	121,000
Accounts payable and accrued liabilities	(326,000)	(210,000)

Net cash from operating activities	5,677,000	6,884,000

Investing activities:
Payment for purchase of property and equipment	(880,000)	(3,962,000)
Proceeds from sale of assets	—	2,605,000
Proceeds from sales and maturities of marketable securities	—	1,473,000

Net cash from investing activities	(880,000)	116,000

Financing activities:
Cash distribution to non-controlling interest	(417,000)	(798,000)
Long term debt financing on purchase of property and equipment	811,000	2,376,000
Advances on line of credit	1,700,000	—
Payments on line of credit	(700,000)	(600,000)
Stock repurchase	(271,000)	—
Principal payments on capital leases	(1,200,000)	(894,000)
Principal payments on long-term debt	(5,537,000)	(4,636,000)

Net cash from financing activities	(5,614,000)	(4,552,000)

Net change in cash and cash equivalents	(817,000)	2,448,000
Cash and cash equivalents at beginning of period	10,286,000	6,340,000

Cash and cash equivalents at end of period	$9,469,000	$8,788,000

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$1,647,000	$2,248,000
Income taxes	$51,000	$233,000

Schedule of non-cash investing and financing activities
Acquisition of equipment with capital lease financing	$4,716,000	$3,420,000
See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly American Shared Hospital Services’ consolidated financial position as of September 30, 2009 and the results of its operations for the three and nine month periods ended September 30, 2009 and 2008, which results are not necessarily indicative of results on an annualized basis. Consolidated balance sheet amounts as of December 31, 2008 have been derived from audited financial statements.
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
     The Company through its majority-owned subsidiary, GK Financing, provided Gamma Knife units to nineteen medical centers as of September 30, 2009 in Arkansas, California, Connecticut, Florida, Illinois, Massachusetts, Mississippi, Nevada, New Jersey, New Mexico, New York, Tennessee, Oklahoma, Ohio, Pennsylvania, Texas and Wisconsin.
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
Note 2. Per Share Amounts
     Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding. For the three and nine months ended September 30, 2009 basic earnings per share was computed using 4,634,000 and 4,677,000 common shares, respectively, and diluted earnings per share was computed using 4,636,000 and 4,677,000 shares and equivalents, respectively. For the nine month period ended September 30, 2009, 2,000 awarded but unvested restricted stock units were not used in the diluted calculation because they would be anti-dilutive. For the three and nine months ended September 30, 2008 basic earnings per share was computed using 5,028,000 common shares, and diluted earnings per share was computed using 5,030,000 and 5,029,000 common shares and equivalents, respectively.
Note 3. Stock-based Compensation
     On September 28, 2006, the Company’s shareholders approved the 2006 Stock Incentive Plan (the “2006 Plan”) under which 750,000 shares of the Company’s common stock are reserved for issuance of shares to officers of the Company, other key employees, non-employee directors, and advisors. The 2006 Plan serves as successor to the Company’s previous two stock-based employee compensation plans, the 1995 and 2001 Stock Option Plans. The shares reserved under those two plans, including the shares of common stock subject to currently outstanding options under the plans, were transferred to the 2006 Plan, and no further grants or share issuances will be made under the 1995 Plan or 2001 Plans. Under the 2006 Plan, there are 2,000 restricted stock units granted, consisting of annual automatic grants to non-employee directors, and approximately 599,000 options granted, of which approximately 282,000 options are vested, as of September 30, 2009.
     Compensation expense associated with the Company’s stock-based awards to employees is calculated using the Black-Scholes valuation model. The Company’s stock-based awards have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the present value estimates. The estimated fair value of the Company’s option grants are estimated using assumptions for expected life, volatility, and risk-free interest rate which are specific to each award. The estimated fair value of the Company’s options is amortized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Accordingly, stock-based compensation cost before income tax effect in the amount of approximately $35,000 and $101,000 is reflected in net income for the three and nine month periods ended September 30, 2009, respectively, compared to approximately $35,000 and $106,000 in the same periods in the prior year, respectively. Grants during the three month period ended September 30, 2009 consisted only of the initial grant of 5,000 stock options and 500 restricted stock units to a new member elected to the board of directors in September 2009. The grant date fair value of the stock options was calculated at $2.55 per share, and the restricted stock units were valued at the closing market price on the date of the award, or $2.82 per share. For the nine month period ended September 30, 2009, in addition to the award to the new board member, there were the annual automatic grants to each non-employee director of 2,000 stock options (6,000 total) and 500 restricted stock units (1,500 total). The grant date fair value of the stock options was calculated at $1.84 per share, and the restricted stock units were valued at the closing market price on the date of the award, or $2.10 per share. No options were exercised during the nine month period ended September 30, 2009. There were no excess tax benefits to report.
Note 4. Convertible Preferred Stock Investment
     As of September 30, 2009 the Company has a $2,617,000 investment in the convertible preferred stock (“Preferred Stock”) of Still River Systems, Inc. (“Still River”), representing an approximate 3.7% interest in Still River. The Company accounts for this investment under the cost method.

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
    During first quarter 2009, Still River raised cash for the ongoing development of its PBRT system through a Series D round of financing. However, due to the troubled economy and scarcity of funds available because of the market conditions at the time of the offering, the price per share of the Series D offering was at a price lower than the Company’s cost basis investment. The Company chose not to invest in Series D at this time, choosing to use its cash towards future projects rather than equity positions.
    The Company reviews its investment in Still River for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value of the investment may not be recoverable. The Company evaluated its investment for impairment at December 31, 2008 and reviewed it at September 30, 2009 in light of both current market conditions and the ongoing needs of Still River to raise cash to continue its development of the first compact, single room PBRT system. The Company’s impairment analysis of its Still River investment considered, among other things, the following:
•	Still River recently completed and passed the cold mass test on the prototype unit, a major milestone in the development of the PBRT. The beam extraction test, which is the next major milestone, is expected to be successfully completed prior to the end of 2009. Other manufacturing processes and software development have been completed to the extent that the protype unit is projected for installation in spring 2010.

•	A review of the Still River project by a third party expert hired by the Company revealed no known impediments to completion of the prototype unit. Construction delays encountered were generally the result of minor problems that occurred during the testing processes, which were quickly rectified, at times resulting in minor modifications to the design.
•	Still River was able to raise the money it needed in spite of an uncertain economic climate, which included two new major investors. Ongoing discussions with Still River and regular review of their financial statements indicate that cash flow is adequate to continue development of the PBRT system.

•	There have been no adverse events or changes in circumstances during the third quarter to indicate that our investment is other than temporarily impaired.
    The Company estimates that there is an unrealized loss of approximately $1.2 million based on the issuance of the Series D funding compared to the Company’s cost of its investment. However, the Company believes that this investment is only temporarily impaired for the reasons stated above. Therefore, based on the Company’s ability and intent to hold this investment for a reasonable period of time sufficient for a recovery of the cost basis value, the Company does not consider this investment to be other-than-temporarily impaired at September 30, 2009.
Note 5. Line of Credit
     The Company amended its line of credit with the Bank of America (the “Bank”), which was increased from $8,000,000 to $9,000,000 and extended for a two year period on August 1, 2009. The line of credit is drawn on from time to time as needed for equipment purchases and working capital. Amounts drawn against the line of credit are at an interest rate per year equal to the Bank’s Prime Rate, or alternately the LIBOR rate plus 1.50 percentage points, and are secured by the Company’s cash invested with the Bank. At September 30, 2009, $7,500,000 was borrowed against the line of credit.
Note 6. Fair Value of Financial Instruments
     The carrying value of financial instruments including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and other accrued liabilities approximated their fair value as of September 30, 2009 and December 31, 2008 because of the relatively short maturity of these instruments. The fair value of the Company’s various debt obligations, discounted at currently available interest rates was approximately $27,458,000 and $28,789,000 at September 30, 2009 and December 31, 2008, respectively.
Note 7. Repurchase of Common Stock
     In 1999 and 2001, the Board of Directors approved resolutions authorizing the Company to repurchase up to a total of 1,000,000 shares of its own stock on the open market, and in 2008 the Board reaffirmed this authorization. The Company repurchased approximately 75,000 and 119,000 shares in the three and nine month periods ended September 30, 2009, respectively. There are approximately 81,000 shares remaining under this repurchase authorization as of September 30, 2009.
Note 8. Accounting and Reporting for Noncontrolling Interests
     Effective January 1, 2009 a new accounting standard was issued that provided further guidance regarding noncontrolling interests in consolidated financial statements. The new standard established accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company implemented the required reporting changes effective with its financial statements for first quarter 2009, and has made certain reclassifications to the 2008 balances to conform with the 2009 presentation.
Note 9. Recent Accounting Standards Updates
     The Financial Accounting Standards Board (“FASB”) approved Accounting Standards Codification effective with interim and annual periods ending after September 15, 2009. Codification is now the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). Codification supersedes all previous level (a) — (d) U.S. GAAP standards issued by a standard-setter, including FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related literature. Among other benefits, Codification is expected to reduce the amount of time and effort required to solve accounting research issues and to improve usability of the literature, thereby mitigating the risk of noncompliance with standards.
     In December 2007, a new accounting standard was issued that provided additional guidance regarding business combinations. This guidance is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. It establishes principles and requirements for how the acquirer: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from the bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The standard is effective for prospective business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 31, 2008.
     In April 2009, a new accounting standard was issued that provided additional disclosure requirements regarding the fair value of financial instruments. Specifically, the standard requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies as well as in annual financial statements. The standard also requires those disclosures in summarized financial information at interim reporting periods. The standard is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.
     In April 2009, new accounting standards were issued that provided additional guidance regarding the recognition and presentation of other-than-temporary impairments, and amended the previous other-than-temporary impairment guidance in U.S. GAAP. The standards provide guidance on presentation and on determining whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. These standards are effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.
     Effective with its second quarter 2009, the Company adopted a new accounting standard that addressed subsequent events disclosure. The new standard established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular it sets forth: the period after the balance sheet date which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosure that an entity should make about events or transactions that occurred after the balance sheet date.

Note 10. Subsequent Events
     In November 2009, the Company finalized documentation to obtain financing for a Perfexion unit scheduled to replace a Gamma Knife unit at an existing site in early 2010. In November 2009, the Company finalized documentation to obtain financing for a Perfexion unit scheduled to replace a Gamma Knife unit at an existing site in early 2010. The lender has provided funding towards progress payments for this equipment, which will convert to a term loan upon final installation of the new unit.
     In accordance with the recently implemented accounting standards addressing subsequent events, the Company evaluated events and transactions after September 30, 2009 through November 13, 2009, the date the financial statements were available to be issued, for subsequent events and determined that there were no other events to report during that period.
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
     Medical services revenue decreased by $606,000 and $1,683,000 to $3,926,000 and $12,676,000 for the three and nine month periods ended September 30, 2009 from $4,532,000 and $14,359,000 for the three and nine month periods ended September 30, 2008, respectively. The decrease for the three month period is primarily due to a shift in volume during the quarter to Gamma Knife sites with relatively lower payment rates per procedure compared to the same quarter in 2008, since the total number of procedures performed was the same in each quarter. For the three month period ended September 30, 2009 there was one unit that performed zero procedures due to physician turnover at the site. Both of these factors also contributed to the decrease in revenue for the nine month period. In addition, for the nine month period the decrease is also due to low volume at one of the Company’s Gamma Knife sites and one Gamma Knife unit being out of service for an extended period of time during first and second quarter 2009 for an upgrade to the Perfexion unit. As a result, revenue from Gamma Knife operations decreased to $3,626,000 and $11,713,000 for the three and nine month periods ended September 30, 2009 compared to $4,208,000 and $13,298,000 for the three and nine month periods ended September 30, 2008. Revenue from the Company’s radiation therapy contract decreased by $24,000 and $98,000 to $300,000 and $963,000 for the three and nine month periods ended September 30, 2009 compared to the same periods in the prior year, respectively.

     The Company had nineteen Gamma Knife units in operation at both September 30, 2009 and September 30, 2008. During 2008, one Gamma Knife retail customer chose to exercise an early termination provision in its lease which reduced the number of Gamma Knife units the Company had in operation as of April 1, 2008 to eighteen, however a new customer contract for a Perfexion Gamma Knife unit started operation in third quarter 2008 to increase the total Gamma Knife units in operation back to nineteen. Fourteen of the Company’s nineteen current Gamma Knife customers are under fee-per-use contracts, and five customers are under retail arrangements. Retail arrangements are further classified as either turn-key or net revenue sharing. Revenue from fee per use contracts is recorded on a gross basis as determined by each hospital’s contracted rate. Under turn-key arrangements, the Company receives payment from the hospital in the amount of its reimbursement from third party payors, and is responsible for paying all the operating costs of the Gamma Knife. Revenue is recorded on a gross basis and estimated based on historical experience and hospital contracts with third party payors. For net revenue sharing arrangements the Company receives a contracted percentage of the reimbursement received by the hospital less any contracted operating expenses of the Gamma Knife. Revenue is recorded on a net basis and estimated based on historical experience.
     The equipment provided under the Company’s contract to provide additional radiation therapy and related equipment services to an existing Gamma Knife customer began operation in September 2007. This contract is considered a retail arrangement and revenue is recorded on a net revenue sharing basis.
     The number of Gamma Knife procedures remained the same at 432 for the three month period ended September 30, 2009. For the nine month period, the number of procedures decreased by 80 to 1,330 from 1,410 in the same period in the prior year. The decrease for the nine month period was primarily due to lower patient volumes at one site and down time of several weeks at one existing Gamma Knife site for an upgrade to the Perfexion system. Also, for the nine month period a decrease from the termination of one Gamma Knife contract during first quarter 2008 was offset by the addition of a new Gamma Knife contract in third quarter 2008.
     Total costs of revenue decreased by $305,000 and $485,000 to $2,343,000 and $7,578,000 for the three and nine month periods ended September 30, 2009 from $2,648,000 and $8,063,000 for the three and nine month periods ended September 30, 2008. Maintenance and supplies increased by $75,000 and $300,000 for the three and nine month periods ended September 30, 2009 compared to the same periods in the prior year, primarily due to contract maintenance that began after the end of the warranty period on three Gamma Knife Perfexion units. Depreciation and amortization decreased by $10,000 for the three month period, and increased by $19,000 for the nine month period ended September 30, 2009 compared to the same periods in the prior year. The decrease for the three month period is primarily because there was no depreciation at two sites while they were being upgraded to Gamma Knife 4C units. In addition, depreciation was stopped at one site because the Company is attempting to trade in the unit towards another Gamma Knife unit or place the unit at another site. The increase for the nine month period is primarily due to Gamma Knife Perfexion upgrades at two sites during the past year and a new Perfexion system that began operation in the third quarter 2008. This was partially offset by a reduction in depreciation from a Gamma Knife unit that was sold to a customer at the end of the first quarter 2008, depreciation being stopped for the unit that the Company is trying to trade-in or place elsewhere, and depreciation being stopped for periods of time during 2009 at three units where existing equipment was being upgraded. Other direct operating costs decreased by $370,000 and $804,000 for the three and nine month periods ended September 30, 2009 compared to the same periods in the prior year. For the three and nine month periods the decrease is primarily due to lower operating costs in connection with the Company’s retail sites, lower site specific marketing related costs and lower insurance costs.
     Selling and administrative costs decreased by $241,000 and $482,000 to $875,000 and $2,870,000 for the three and nine month periods ended September 30, 2009 from $1,116,000 and $3,352,000 for the same periods in the prior year, respectively. For both the three and nine month periods, this decrease was primarily due to lower business development costs, payroll costs, investor relations costs, contributions and depreciation.
     As previously disclosed, the Company had engaged in discussions with two parties concerning the possible sale of its 81% interest in GK Financing, with one of the parties providing indicative pricing for the interest that would be attractive to the Company if it were to sell its interest in GK Financing. Accordingly, the Company permitted the prospective acquirer to conduct a due diligence review of GK Financing and the parties engaged in preliminary negotiations of the terms of a transaction. In May 2009 the Company announced that the parties failed to reach an agreement and that the negotiations had terminated. Under applicable accounting rules, the Company is required to expense the legal, accounting, investment banking and other costs incurred for these activities. Accordingly, the Company expensed $22,000 during the three month period and $342,000 for the nine month period ended September 30, 2009 for these costs, which are classified separately as Transaction costs.
     Interest expense decreased by $124,000 and $307,000 to $514,000 and $1,526,000 for the three and nine month periods ended September 30, 2009 from $638,000 and $1,833,000 for the three and nine month periods ended September 30, 2008, respectively. This was due to lower interest expense from financing the Company’s medical equipment and lower interest on the Company’s line of credit with a bank and other interest. Higher interest expense from financing Gamma Knife upgrades over the previous several months was offset by lower interest expense on the debt relating to the more mature Gamma Knife units. Gamma Knife units that have more mature debt have lower interest expense because interest expense decreases as the outstanding principal balance of each loan is reduced.
     The Company had no other income for the three month period ended September 30, 2009 compared to other income of $90,000 for the same period in the prior year. Other income decreased $307,000 to $16,000 for the nine month period from $323,000 for the same period in the prior year. The decrease for both the three and nine month periods was primarily due a reduction in interest income as a result of lower interest rates available on invested cash balances. In addition, for the nine month period ended September 30, 2009 there was also cost of approximately $20,000 from the early extinguishment of debt, and there was no gain on sale of equipment compared to a gain on the sale of equipment of approximately $56,000 for the same period in the prior year.

     The Company had income tax expense of $16,000 and an income tax benefit of $49,000 for the three and nine month periods ended September 30, 2009 compared to income tax expense of $24,000 and $378,000 for the three and nine month periods ended September 30, 2008, respectively. For the three month period, this is due to income before income taxes of $172,000 for the three month period ended September 30, 2009 compared to income before income taxes of $220,000 in the same period in 2008. For the nine month period this is due to income before income taxes of $376,000 in the first nine months of 2009 compared to income before income taxes of $1,434,000 for the same period in 2008. Based on the Company’s current estimated effective income tax rate for 2009, a 49% income tax provision was applied to net income before income taxes and net income attributable to non-controlling interest, resulting in an income tax benefit for the nine month period and income tax expense for the three month periods ended September 30, 2009, respectively. A 49% income tax provision was also applied for both the three and nine month periods ended September 30, 2008. The Company’s effective income tax rate is higher than the expected statutory federal and state income tax rates at a consolidated level, primarily due to higher income at the Company’s subsidiary levels in certain states where there are separate state income tax filing requirements.
     Net income attributable to non-controlling interest decreased by $32,000 and $186,000 to $139,000 and $476,000 for the three and nine month periods ended September 30, 2009 from $171,000 and $662,000 for the three and nine month periods ended September 30, 2008, due to decreased profitability of GK Financing. Non-controlling interest represents the 19% interest of GK Financing owned by a third party.
     The Company had net income of $17,000, or $0.00 per diluted share, and a net loss of $51,000, or ($0.01) per diluted share, for the three and nine month periods ended September 30, 2009, compared to net income of $25,000, or $0.00 per diluted share, and $394,000, or $0.08 per diluted share, in the same periods in the prior year, respectively. The decrease for both the three and the nine month periods was primarily due to reduced medical services revenue, transaction costs and lower interest income, partially offset by lower costs of revenue, selling and administrative costs and interest expense.
Liquidity and Capital Resources
     The Company had cash and cash equivalents of $9,469,000 at September 30, 2009 compared to $10,286,000 at December 31, 2008. The Company’s cash position decreased by $817,000 due to payments for the purchase of property and equipment of $880,000, principal payments on long term debt and capital leases of $6,737,000, distributions to minority owners of $417,000 and the repurchase of Company stock of $271,000. These decreases were partially offset by net cash from operating activities of $5,677,000, financing on the purchase of property and equipment of $811,000 and net advances on the Company’s line of credit with a bank of $1,000,000.
     The Company as of September 30, 2009 had shareholders’ equity of $22,776,000, working capital of $5,790,000 and total assets of $61,498,000.

     The Company has scheduled interest and principal payments under its debt obligations of approximately $6,551,000 and scheduled capital lease payments of approximately $2,395,000 during the next twelve months.
     The Company has a two year renewable $9,000,000 line of credit with a bank, available as needed for equipment purchases and working capital. Amounts drawn against the line of credit are secured by the Company’s cash invested with the bank. At September 30, 2009 there was $7,500,000 drawn against the line of credit.
     The Company believes it has the working capital and cash flow available to meet its short term capital needs, including its scheduled debt and capital lease obligations during the next twelve months.
     The Company at times invests its cash primarily in money market or similar funds and high quality short to long-term fixed income securities in order to maximize current income while minimizing the potential for principal erosion. Due to current economic conditions, the Company has chosen not to invest in securities at this time, and there were no investments in securities as of September 30, 2009. However, when the Company makes these investments, they are classified as securities on the balance sheet and are considered held-to-maturity investments because it is the Company’s ability and intent to hold these securities until maturity. Securities with maturity dates between three and twelve months are classified as current assets, while securities with maturities in excess of one year are classified as long-term.
     The Company has a $2,617,000 preferred stock investment in Still River Systems, Inc., a development stage company, which is considered a long-term investment on the balance sheet and is recorded at cost. As of September 30, 2009, the Company also has $2,250,000 in deposits toward the purchase of three Monarch250 proton beam radiation therapy (PBRT) systems from Still River. For the first two machines, the Company has a commitment to total deposits of $3,000,000 per machine until FDA approval is received, at which time the remaining balance is committed. The delivery dates for the first two machines are anticipated to be in late 2010 or 2011. For the third machine, the Company has a commitment to total deposits of $500,000 until FDA approval is received, at which time the remaining balance is committed. The Company has entered into an agreement with a radiation oncology physician group, which has contributed $50,000 towards the deposits on the third machine. The Still River PBRT system is not commercially proven and there is no assurance FDA approval will be received. The Company reviews the carrying value of these deposits for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value may not be recoverable. There have been some construction delays as the PBRT system is developed, primarily due to minor problems that developed during the testing phases, which were rectified, but which caused delays in the scheduled development of the system. Although these delays cause the expected delivery of the Company’s units to be delayed as well, the Company does not believe that these construction delays affect the viability of the Still River technology. The Company also reviews Still River financial statements and has regular discussions with Still River management to review cash flow and progress of the system, and the Company believes Still River’s cash flow is adequate to complete its development. In addition, Still River has recently added a new CEO, strengthening its management depth, and the two new investment groups have added strength to the board of directors as well.
     The Company has made deposits totaling $2,345,000 towards the purchase of a Gamma Knife Perfexion unit and an LGK Model 4 Gamma Knife, both at sites still to be determined. It has also made a commitment to upgrade the Gamma Knife unit at an existing site to a Perfexion unit.
     Including the commitments for the three Monarch250 systems, the two Perfexion units and the LGK Model 4 Gamma Knife, the Company has total remaining commitments to purchase equipment in the amount of approximately $43,000,000. It is the Company’s intent to finance these purchase commitments as needed. However, due to the current economic and credit market conditions, in recent months it has become more difficult to obtain financing for the Company’s projects. In particular, GK Financing recently obtained financing for one Gamma Knife unit where the lender required the Company’s corporate guarantee. Previously, the Company was not required to provide a corporate guarantee for any of GK Financing’s projects. Additionally, the Company’s line of credit with a bank was recently extended for two years at a higher interest rate than during the past year. The Company expects that it will not receive financing commitments from a lender for its PBRT systems until Still River obtains FDA approval on the Monarch250. As such, there can be no assurance that financing will be available for the Company’s current or future projects, or at terms that are acceptable to the Company.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage or prepayment features. The Company does not have affiliation with partnerships, trust or other entities whose purpose is to facilitate off-balance sheet financial transactions or similar arrangements, and therefore has no exposure to the financing, liquidity, market or credit risks associated with such entities. At September 30, 2009 the Company had no significant long-term, market-sensitive investments.
Item 4T. Controls and Procedures
     Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the company and its subsidiaries is communicated to the chief executive officer and the chief financial officer. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of September 30, 2009, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the chief executive officer and the chief financial officer, and recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
     There were no changes in our internal control over financial reporting during the three months ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     None.
Item 1A. Risk Factors
     There are no changes from those listed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The Board of Directors has authorized the Company to repurchase up to a total of 1,000,000 shares of its own stock on the open market from time to time at prevailing prices. At September 30, 2009 a total of 918,867 shares have been repurchased in the open market pursuant to this authorization at a cost of approximately $1,927,000. The following table sets forth information on our common stock repurchase program for the third quarter of 2009:

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that
	Number of	Average	as Part of Publicly	May Yet be
	Shares	Price Paid	Announced	Purchased Under
Period	Purchased	Per Share	Programs	the Programs

July 1 - July 31, 2009	4,863	$2.05	4,863	151,133
August 1 - August 31, 2009	70,000	2.39	70,000	81,133
September 1 - September 30, 2009	—	—	—	81,133

Total Third Quarter	74,863	$2.37	74,863	81,133

Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Securities Holders.
     None.
Item 5. Other Information.
     None.
Item 6. Exhibits and Reports on Form 8-K.
(a) Exhibits
     The following exhibits are filed herewith:
10.26a	First Amendment to Lease Agreement for a Gamma Knife unit dated as of December 29, 2008 between GK Financing, LLC and Froedtert Memorial Lutheran Hospital (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SHARED HOSPITAL SERVICES Registrant
Date: November 13, 2009	/s/ Ernest A. Bates, M.D.
Ernest A. Bates, M.D.
Chairman of the Board and Chief Executive Officer

Date: November 13, 2009	/s/ Craig K. Tagawa
Craig K. Tagawa
Senior Vice President Chief Operating and Financial Officer