Form 10-K
period 2009-12-31
AMERICAN SHARED HOSPITAL SERVICES
filed 2010-03-31
CIK 744825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☑	Annual Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2009
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
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑
As of June 30, 2009, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $7,063,000.
Number of shares of common stock of the registrant outstanding as of March 5, 2010: 4,595,070.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

PART I
ITEM 1.
BUSINESS
GENERAL
American Shared Hospital Services (“ASHS” and, together with its subsidiaries, the “Company”) provides Gamma Knife stereotactic radiosurgery equipment and radiation therapy and related equipment to nineteen (19) medical centers in seventeen (17) states, as of March 5, 2010. The Company provides Gamma Knife services through its 81% indirect interest in GK Financing, LLC, a California limited liability company (“GKF”). The remaining 19% of GKF is owned by GKV Investments, Inc., a wholly owned U.S. subsidiary of Elekta AG, a Swedish company (“Elekta”). Elekta is the manufacturer of the Leksell Gamma Knife® (the “Gamma Knife”). GKF is a non-exclusive provider of alternative financing services for Elekta Gamma Knife units. Gamma Knife revenue accounted for 92% of the Company’s revenue in 2009. The Company provides Image Guided Radiation Therapy (“IGRT”) and related equipment to one medical center in Massachusetts which accounted for approximately 8% of the Company’s revenue in 2009.
In April 2006, the Company invested $2,000,000 for a minority equity interest in Still River Systems, Inc. (“Still River”), a development-stage company based in Littleton, Massachusetts which, in collaboration with scientists from MIT’s Plasma Science and Fusion Center, is developing a medical device for the treatment of cancer patients using proton beam radiation therapy (“PBRT”). On September 5, 2007 the Company invested approximately $617,000 for an additional equity interest in Still River. The Company has deposited an additional $2,250,000 towards the purchase of three Monarch250™ (“Monarch250”) PBRT systems from Still River for anticipated delivery beginning in 2012. The Still River PBRT systems are not currently approved by the U.S. Food and Drug Administration (“FDA”).
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
As of December 31, 2009, there were approximately 108 Gamma Knife sites in the United States and 271 units in operation worldwide. Based on the most recent available data, an estimated percentage breakdown of Gamma Knife procedures performed in the U.S. by indications treated is as follows: malignant (46%) and benign (29%) brain tumors, functional disorders (16%) and vascular disorders (9%).
The Company, as of March 5, 2010, has nineteen (19) Gamma Knife units located at nineteen (19) sites in the United States. The Company’s first Gamma Knife commenced operation in September 1991. The Company’s Gamma Knife units performed approximately 1,800 procedures in 2009 for a cumulative total of approximately 22,600 procedures through December 31, 2009.
Revenue from Gamma Knife services for the Company during the five (5) years ended December 31, and the percentage of total revenue of the Company represented by the Gamma Knife for each of the last five years, are set forth below:

Year Ended	Total Gamma Knife		Gamma Knife
December 31,	Revenue (in thousands)		Total Revenue
2009	$15,505		92.5%
2008	$17,713		92.7%
2007	$22,056	(1)	97.5%
2006	$20,385		100.0%
2005	$18,231		100.0%

(1)	includes $3,200,000 of equipment sales revenue from the sale of a Gamma Knife system to an existing Gamma Knife customer at the end of the contract term.

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
GKF’s profits and/or losses and any cash distributions are allocated based on membership interests. GKF’s operating agreement requires that it have a cash reserve of at least $50,000 before cash distributions are made to its members. From inception to December 31, 2009, GKF has distributed $30,375,000 to the Company and $7,125,000 to the minority partner.
Image Guided Radiation Therapy Operations
The Company’s radiation therapy business currently consists of one Image Guided Radiation Therapy system that began operation in September 2007 at an existing Gamma Knife customer site. Revenue generated under IGRT services accounted for approximately 8% of the Company’s total revenue in 2009.
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
Based on the most recently available census information, there are approximately 3,235 linear accelerator based radiation therapy units installed in the United States, of which approximately 1,170 provided IGRT services. Radiation therapy services were provided through approximately 1,400 hospital based oncology centers and approximately 700 non-hospital based oncology centers.
Additional information on our operations can be found in Item 6—“Selected Financial Data”, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 of our consolidated financial statements beginning on page A-8 of this report.
CUSTOMERS
The Company’s current business is the outsourcing of stereotactic radiosurgery services and radiation therapy services. The Company typically provides the equipment, as well as planning, installation, reimbursement and marketing support services. The majority of the Company’s customers pay the Company on a fee per use basis. The market for these services primarily consists of major urban medical centers. The business is capital intensive; the total cost of a

Gamma Knife or IGRT facility usually ranges from $3 million to $5.5 million, including equipment, site construction and installation. The Company pays for the equipment and the medical center generally pays for site and installation costs. The following is a listing of the Company’s current sites as of March 5, 2010:

	Original Term	Year Contract
Customers (Gamma Knife except as noted)	of Contract	Began	Basis of Payment
Southwest Texas Methodist Hospital	10 years	1998	Fee per use
San Antonio, Texas

Yale New Haven Ambulatory Services Corporation	10 years	1998	Fee per use
New Haven, Connecticut

Kettering Medical Center	10 years	1999	Revenue sharing
Kettering, Ohio

Tufts-New England Medical Center	10 years	1999	Fee per use
Boston, Massachusetts

University of Arkansas for Medical Sciences	15 years	1999	Revenue sharing
Little Rock, Arkansas

Froedtert Memorial Lutheran Hospital	10 years	1999	Fee per use
Milwaukee, Wisconsin

JFK Medical Center	10 years	2000	Fee per use
Edison, New Jersey

Sunrise Hospital and Medical Center	10 years	2001	Fee per use
Las Vegas, Nevada

Central Mississippi Medical Center	10 years	2001	Fee per use
Jackson, Mississippi

OSF Saint Francis Medical Center	10 years	2001	Fee per use
Peoria, Illinois

Bayfront Medical Center	10 years	2002	Fee per use
St. Petersburg, Florida

Mercy Medical Center	10 years	2002	Fee per use
Rockville Center, New York

Baptist Medical Center	8 years	2003	Revenue Sharing
Jacksonville, Florida

Albuquerque Regional Medical Center	10 years	2003	Fee per use
Albuquerque, New Mexico

Lehigh Valley Hospital	10 years	2004	Fee per use
Allentown, Pennsylvania

Baptist Hospital of East Tennessee	10 years	2005	Revenue Sharing
Knoxville, Tennessee

Northern Westchester Hospital	10 years	2005	Fee per use
Mt. Kisco, New York

Mercy Health Center	10 years	2005	Revenue Sharing
Oklahoma City, Oklahoma

Tufts-New England Medical Center (IGRT)	10 years	2007	Revenue Sharing
Boston, Massachusetts

USC University Hospital	10 years	2008	Fee per use
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
The Company’s revenue sharing agreements (“retail”) are for a period of eight to fifteen years. Instead of receiving a fixed fee, the Company receives all or a percentage of the reimbursement (exclusive of physician fees) received by the customer. The Company is at risk for any reimbursement rate changes for radiosurgery or radiation therapy services by the government or other third party payors. There are no minimum volume guarantees required of the customer.
In 2009, two customers accounted for approximately 14% and 10% each of the Company’s total revenue. In 2008, three customers accounted for approximately 14%, 13% and 12% each of the Company’s total revenue. In 2007, one customer accounted for approximately 13% of the Company’s total revenue.
MARKETING
The Company markets its services through its preferred provider status with Elekta and a direct sales effort. In January 2007, the Company hired a Vice President of Sales and Business Development to lead the direct sales effort. Prior to that, the direct sales effort was generally led by the Company’s Chief Executive and Chief Operating Officers, with the assistance of a Director of Sales. The major advantages to a health care provider in contracting with the Company for Gamma Knife services include:
•	The medical center avoids the high cost of owning the equipment. By not acquiring the Gamma Knife unit or other medical equipment, the medical center is able to allocate the funds otherwise required to purchase and/or finance the Gamma Knife to other projects.

•	The medical center avoids the risk of equipment under-utilization. The Company does not have minimum volume requirements. The medical center pays the Company only for each procedure performed on a patient.

•	The medical center transfers the risk of technological obsolescence to the Company. The medical center and its physicians are not under any obligation to utilize technologically obsolete equipment.

•	The Company provides planning, installation, operating and marketing assistance and support to its customers.
FINANCING
The Company’s IGRT site is owned by ASHS and is financed at approximately 100% of the total project cost, under a loan that fully amortizes over an 84-month period and is fully collateralized by the equipment, the customer contract and accounts receivable.
The Company’s Gamma Knife business is operated through GKF. GKF generally funds its Gamma Knife units, upgrades and additions with loans or capital leases from various finance companies for 100% of the cost of each Gamma Knife, plus any sales tax, customs and duties. The financing is predominantly fully amortized over an 84-month period. The financing is collateralized by the Gamma Knife, customer contracts and accounts receivable, and is generally without recourse to the Company and Elekta.
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
The Company’s ability to secure additional customers for Gamma Knife services and other radiosurgery and radiation therapy services is dependent on its ability to effectively compete against (i) Elekta, the manufacturer of the Gamma Knife, (ii) manufacturers of other radiosurgery and radiation therapy devices, and (iii) other companies that outsource these services. The Company does not have an exclusive relationship with Elekta or other manufacturers and has previously lost sales to customers that chose to purchase equipment directly from manufacturers. The Company may continue to lose future sales to such customers and may also lose sales to the Company’s competitors.
GOVERNMENT PROGRAMS
The Medicare program is administered by the Centers for Medicare and Medicaid Services (“CMS”) of the U.S. Department of Health and Human Services (“DHHS”). Medicare is a health insurance program primarily for individuals 65 years of age and older, certain younger people with disabilities, and people with end-stage renal disease, and is provided without regard to income or assets.
The Medicare program is subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review, and federal and state funding restrictions, all of which could materially increase or decrease payments from these government programs in the future, as well as affect the cost of providing services to patients and the timing of payments to our client hospitals.
The Company’s Gamma Knife and radiation therapy customers receive payments for patient care from federal government and private insurer reimbursement programs. Currently in the United States, Gamma Knife services are performed primarily on an out-patient basis. Gamma Knife patients with Medicare as their primary insurer and treated on either an in-patient or out-patient basis, comprise an estimated 20% to 35% of the total Gamma Knife patients treated. Radiation therapy patients with Medicare as their primary insurer are treated primarily on an out-patient basis, and comprise an estimated 35% to 45% of the total radiation therapy patients treated.
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
In 1986 and again in 1990, Congress enacted legislation requiring the DHHS to develop proposals for a PPS for Medicare out-patient services. DHHS proposed a new payment system, Ambulatory Payment Classifications (“APC”), which affects all out-patient services performed in a hospital based facility. APC implementation took place in the third quarter of 2000.
The APC consists of 346 clinically homogenous classifications or groupings of codes that are typically used in out-patient billing. Out-patient services are bundled with fixed rates of payment determined according to specific regional and national factors, similar to that of the in-patient PPS.
The Gamma Knife APC rate is modified periodically but the total reimbursement amount has historically remained fairly constant. Total Gamma Knife reimbursement effective January 1, 2010 based on all commonly used billing codes will have a decrease of approximately 3% (to approximately $9,136) compared to 2009. This follows a 5% decrease in 2009, a 5% decrease in 2008 and an increase of 24% in 2007, compared to the prior years, respectively. The Company has five Gamma Knife contracts from which its revenue is directly affected by changes in payment rates under the APC system.
IGRT is a relatively new service to radiation oncology. The 2005 through 2007 APC payment rates averaged approximately $80 for each of five procedure codes. In 2008 DHHS determined that these services are to be packaged into other services. As a result, there are currently no specific outpatient payment rates for IGRT, and reimbursement is made through various packaged codes. However, standard radiation therapy services are reimbursed by CMS and other third party payors.

With respect to proton beam radiation therapy, for 2010, the CMS PBRT reimbursement rate for Medicare patients receiving hospital based PBRT treatment is expected to increase to rates ranging from approximately $942 to $1,233 for each PBRT treatment, or an average increase of approximately 43% over 2009. This increase follows a decrease of approximately 14% in 2009, a decrease of approximately 14% in 2008 and an increase of approximately 20% in 2007, compared to the prior year’s reimbursement level, respectively.
We are unable to predict the effect of future government health care funding policy changes on operations. If the rates paid by governmental payers are reduced, if the scope of services covered by governmental payers is limited, or if one or more of our hospital clients are excluded from participation in the Medicare program or any other government health care program, there could be a material adverse effect on our business.
In addition, approval by the FDA is pending with respect to the proton beam radiation therapy systems to be furnished by the Company to certain of its hospital clients. Failure to obtain FDA approval for such proton beam systems may have a material impact on the availability of reimbursement under government programs to the Company’s hospital clients.
GOVERNMENT REGULATION
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
On August 19, 2008, the Centers for Medicare and Medicaid (“CMS”) published a final rule relating to inpatient hospital services paid under the Inpatient Prospective Payment System for discharges in the Fiscal Year 2009 (the “Final Rule”). Among other things, the Final Rule prohibits “per-click payments” to physician lessors for services rendered to patients who were referred by the physician lessor. This prohibition on per-click payments for leased equipment used in the treatment of a patient referred to a hospital lessee by a physician lessor applies regardless of whether the physician himself or herself is the lessor or whether the lessor is an entity in which the referring physician has an ownership or investment interest. The effective date of this prohibition was October 1, 2009. The Company does not have transactions of this nature, and therefore, believes that it is in compliance with this Final Rule.
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
PROTON BEAM RADIATION THERAPY BUSINESS
Proton beam radiation therapy is an alternative to traditional external beam, photon based radiation delivered by linear accelerators. PBRT, first clinically introduced in the 1950s, has physics advantages compared to photon based systems which allow PBRT to deliver higher radiation doses to the tumor with less radiation to healthy tissue. PBRT currently treats prostate, eye, cranial-spinal, head and neck, lung, liver and breast tumors. In excess of 55,000 patients have been treated with protons worldwide.
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
There are several competing manufacturers of proton beam systems, including Still River, IBA Particle Therapy Inc., Hitachi Ltd., Optivus Proton Therapy Inc., Varian Medical Systems, Inc. (Accel) and Mitsubishi Electric. The Company has invested in Still River and has made deposits towards the purchase of three of Still River’s Monarch250 systems. The Still River system potentially provides cancer centers the opportunity to introduce single treatment room PBRT services with cost in the range of approximately $20 to $25 million rather than four and five PBRT treatment room programs costing in excess of $100 million. The Still River system is not yet FDA approved and there can be no assurance that it will be approved.
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
EMPLOYEES
At December 31, 2009, the Company employed twelve (12) people on a full-time basis and two (2) people on a part-time basis. None of these employees is subject to a collective bargaining agreement and there is no union representation within the Company. The Company maintains various employee benefit plans and believes that its employee relations are good.

EXECUTIVE OFFICERS OF THE COMPANY
The following table provides current information concerning those persons who serve as executive officers of the Company. The executive officers were appointed by the Board of Directors and serve at the discretion of the Board of Directors.

Name:	Age:	Position:

Ernest A. Bates, M.D.	73	Chairman of the Board of Directors and Chief Executive Officer

Craig K. Tagawa	56	Senior Vice President — Chief Operating and Financial Officer

Ernest R. Bates	43	Vice President of Sales and Business Development
Ernest A. Bates, M.D., founder of the Company, has served in the positions listed above since the incorporation of the Company. A board-certified neurosurgeon, Dr. Bates is Emeritus Vice Chairman of the Board of Trustees of the John Hopkins University and serves on the Board of Visitors of the John Hopkins Medical Center and the John Hopkins Neurosurgery Advisory Board. He serves on the boards of the University of Rochester, FasterCures and the Salzburg Global Seminar. Dr. Bates was appointed to the California Commission for Jobs and Economic Growth and the Magistrate Judge Merit Selection Panel. From 1981-1987 he was a member of the Board of Governors of the California Community Colleges, and he served on the California High Speed Rail Authority from 1997 to 2003. Dr. Bates is a member of the Board of Overseers at the University of California, San Francisco, School of Nursing. He is a trustee of the Museum of the African Diaspora and a member of the Brookings and Milken Institutes. Dr. Bates is a partner in Black Coyote Wines. He is a graduate of the School of Arts and Sciences of the John Hopkins University, and he earned his medical degree at the University of Rochester School of Medicine and Dentistry.
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
AVAILABLE INFORMATION
Our Internet address is www.ashs.com. We make available free of charge through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information contained on our Internet website is not part of this document.
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
The Market for the Gamma Knife is Limited
There is a limited market for the Gamma Knife, and the market may be mature. The Company has entered into only one Gamma Knife contract at a new site since 2004. Due to the substantial costs of acquiring a Gamma Knife unit, we must identify medical centers that possess neurosurgery and radiation oncology departments capable of performing a large number of Gamma Knife procedures. As of December 31, 2009, there were approximately 108 operating Gamma Knife units in the United States, of which 19 units were owned by us, and approximately 271 units in operation worldwide. There can be no assurance that we will be successful in placing additional units at any sites in the future. The Company’s existing contracts with its customers are fixed in length and there can be no assurance that the customers will wish to extend the contract beyond the end of the term.
The Company Has a High Level of Debt
The Company’s business is capital intensive. The Company finances its IGRT system through ASHS and its Gamma Knife units through its GKF subsidiary. The amounts financed through

GKF have been generally non-recourse to ASHS. The Company’s combined long term debt and present value of capital leases totals $25,774,000 as of December 31, 2009 and is collateralized by the Gamma Knife and IGRT equipment and other assets, including accounts receivable and future proceeds from any contract between the Company and any end user of the financed equipment. This high level of debt may adversely affect the Company’s ability to secure additional credit in the future, and as a result may affect operations and profitability. If default on debt occurs in the future, the Company’s creditors would have the ability to accelerate the defaulted loan, to seize the Gamma Knife unit or other equipment with respect to which default has occurred, and to apply any collateral they may have at the time to cure the default. The Company also has a line of credit with a bank, against which it has drawn $7,900,000 as of December 31, 2009.
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
The Company’s Revenue Could Decline if Federal Reimbursement Rates are Lowered
The amount reimbursed to medical centers for each Gamma Knife or radiation therapy treatment may decline in the future. The reimbursement decrease may come from federally mandated programs (i.e., Medicare and Medicaid) or other third party payor groups. Fourteen of the Company’s twenty existing contracts are reimbursed by the medical center to the Company on a fee per use basis. The primary risk under this type of contract is that the actual volume of procedures could be less than projected. However, a significant reimbursement rate reduction may result in the Company restructuring certain of its existing contracts. There are also six contracts where the Company receives revenue based directly on the amount of reimbursement received for procedures performed. Revenue under those contracts and any future contracts with revenue based directly on reimbursement amounts will be impacted by any reimbursement rate change. Some of the Company’s future contracts for Gamma Knife services may have revenue based on such reimbursement rates instead of a fee per use basis. There can be no assurance that future changes in healthcare regulations and reimbursement rates will not directly or indirectly adversely affect the Company’s Gamma Knife revenue.
New Technology and Products Could Result in Equipment Obsolescence
There is constant change and innovation in the market for highly sophisticated medical equipment. New and improved medical equipment can be introduced that could make the Gamma Knife technology obsolete and that would make it uneconomical to operate. During 2000, Elekta introduced an upgraded Gamma Knife which cost approximately $3.6 million plus applicable tax and duties. This upgrade includes an Automatic Positioning System™ (“APS”), and therefore involves less health care provider intervention. In early 2005, Elekta introduced a new upgrade, the Gamma Knife Model 4C (“Model 4C”). The cost to upgrade existing units to the Model 4C with APS is estimated to be approximately $200,000 to $1,000,000, depending on the current Gamma Knife configuration. In 2006 Elekta introduced a new model of the Gamma Knife, the Perfexion, which costs approximately $4.5 million plus applicable taxes and duties. The Perfexion can perform procedures faster than previous Gamma Knife models and it provides the additional ability to perform procedures on areas of the cervical spine. Existing models of the Gamma Knife are not upgradeable to the Perfexion model. As of December 31, 2009, five of the Company’s Gamma Knife units are Perfexion models; of the Company’s remaining Gamma Knife units, six are Model 4C with APS and eight are upgradeable to more advanced Model 4C units. The failure to acquire or use new technology and products could have a material adverse effect on our business and results of operations.
In addition, there are constant advances made in radiation therapy equipment. The Company purchased an IGRT system in 2006 with a list price of approximately $8,300,000. New and improved medical equipment can be introduced that could make the existing technology obsolete and that would make it uneconomical to operate.
The Company has Invested in a Proton Beam Business that is Developmental and Unproven
We have committed a substantial amount of our financial resources to next-generation proton beam technology. The PBRT system being developed by Still River is not commercially proven and cannot be reimbursed by most major insurors prior to FDA approval, which may not be obtained. Prior to that time, we must make progress payments of $6,500,000 for three Monarch250 systems (the Company has already made deposits of $2,250,000 towards this commitment). There can be no assurance that we will recover this investment or future investments, or our $2,617,000 minority investment in Still River. Our current belief is that we will begin to receive revenue for PBRT systems placed and financed by us during 2012, assuming FDA approval is obtained.
ITEM 2.
PROPERTIES
The Company’s corporate offices are located at Four Embarcadero Center, Suite 3700, San Francisco, California, where it leases approximately 4,600 square feet for $23,195 per month. This lease expires in May 2011. A portion of the office space is subleased on a month-to-month basis to two third parties for approximately $1,000 per month. The Company also leases an apartment for $3,400 per month in San Francisco for use by corporate officers, board members and business guests. The lease is an annual renewable lease with a renewal date of September 2010.
For the year ended December 31, 2009 the Company’s aggregate net rental expenses for all properties and equipment were approximately $437,000.
ITEM 3.
LEGAL PROCEEDINGS
There are no material pending legal proceedings involving the Company or any of its property. The Company knows of no legal or administrative proceedings against the Company contemplated by governmental authorities.
ITEM 4. REMOVED AND RESERVED

PART II
ITEM 5.
MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Market Information and Dividend Policy
The Company’s common shares, no par value (the “Common Shares”), are currently traded on the NYSE Amex Exchange. At December 31, 2009, the Company had 4,595,070 issued and outstanding common shares, 598,930 common shares reserved for options and 2,000 restricted stock units issued.
The following table sets forth the high and low closing sale prices of the Common Shares of the Company on the NYSE Amex Exchange for each full quarter for the last two fiscal years.

	Prices for Common Shares
Quarter Ending	High	Low
March 31, 2008	$2.80	$1.71
June 30, 2008	$2.87	$2.05
September 30, 2008	$2.80	$1.85
December 31, 2008	$2.00	$1.01
March 31, 2009	$2.18	$1.00
June 30, 2009	$2.47	$1.84
September 30, 2009	$3.00	$1.85
December 31, 2009	$3.70	$2.50
The Company estimates that there were approximately 2,500 beneficial holders of its Common Shares at December 31, 2009.
There were no dividends declared or paid during 2009 or 2008. Dividends had been paid by the Company from 2001 to 2007, but during 2007 the Board of Directors suspended dividends for the purpose of preserving cash for the development of its PBRT business. The Company did not pay cash dividends prior to 2001.
Stock Repurchase Program
In 1999 and 2001, the Board of Directors approved resolutions authorizing the Company to repurchase up to a total of 1,000,000 shares of its own stock on the open market from time to time at prevailing prices, and in 2008 the Board reaffirmed these authorizations. In 2009 and

2008, the Company repurchased approximately 119,000 and 316,000 shares of its stock, respectively. Prior to 2008, there were no shares repurchased on the open market since the year ended December 31, 2001. A total of approximately 919,000 shares have been repurchased in the open market pursuant to these authorizations at a cost of approximately $1,927,000. As of December 31, 2009 there are approximately 81,000 shares remaining under the repurchase authorizations. There were no shares repurchased by the Company during the fourth quarter of 2009.
Shareholder Rights Plan
On March 22, 1999, the Company adopted a Shareholder Rights Plan (“Plan”). Under the Plan, the Company made a dividend distribution of one Right for each outstanding share of the Company’s common stock as of the close of business on April 1, 1999. The Rights become exercisable only if any person or group, with certain exceptions, becomes an “acquiring person” (acquires 15 percent or more of the Company’s outstanding common stock) or announces a tender or exchange offer to acquire 15 percent or more of the Company’s outstanding common stock. The Company’s Board of Directors adopted the Plan to protect shareholders against a coercive or inadequate takeover offer. On March 12, 2009, the Board of Directors of the Company approved the First Amendment to its existing shareholder rights plan which, among other things, extends the final expiration date on which the Rights are exercisable until the close of business on April 1, 2019.
Equity Compensation Plans
During 2009 no holders of options to acquire the Company’s common stock exercised their respective rights pursuant to such securities; however, 1,500 new shares of common stock were issued to the Company’s Board of Directors from stock grants that vested in 2009.
Additional information regarding our equity compensation plans is incorporated herein by reference from the 2009 Proxy Statement. Also, see Note 9-Shareholders’ Equity to the Consolidated Financial Statements.
Performance Graph, Total Return to Shareholders
The following graph and table compares cumulative total shareholder return on the Company’s Common Shares with the cumulative total return of the Standard & Poor’s 500 Stock Index (“S&P500”) and with the Standard & Poor’s SmallCap 600 Stock Index (“S&P SmallCap600”), in each case during the five years ended December 31, 2009.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among American Shared Hospital Services, The S&P 500 Index
And The S&P Smallcap 600 Index

*	$100 invested on 12/31/04 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/04	12/05	12/06	12/07	12/08	12/09
American Shared Hospital Services	100.00	108.86	118.69	37.36	19.04	53.50
S&P 500	100.00	104.91	121.48	128.16	80.74	102.11
S&P Smallcap 600	100.00	107.68	123.96	123.59	85.19	106.97

ITEM 6.
SELECTED FINANCIAL DATA

Summary of Operations	Year Ended December 31,
	(Amounts in thousands except per share data)
	2009	2008	2007	2006	2005

Revenue	$16,768	$19,099	$22,622	20,385	$18,231
Costs of revenue	9,781	10,877	13,354	10,365	9,072
Selling and administrative expense	3,928	4,323	4,646	3,995	3,613
Transaction costs	342	—	—	—	—
Interest expense	2,064	2,437	1,946	2,161	2,075

Total expenses	16,115	17,637	19,946	16,521	14,760

Income from operations	653	1,462	2,676	3,864	3,471
Interest and other income	60	404	328	308	202

Income before income taxes	713	1,866	3,004	4,172	3,673
Income tax expense	247	534	919	1,202	780

Net income	$466	$1,332	$2,085	$2,970	$2,893
Less net income attributable to non-controlling interest	(654)	(855)	(1,134)	(1,314)	(1,126)

Net (loss) income attributable to ASHS	$(188)	$477	$951	$1,656	$1,767

Net (loss) income per common share attributable to ASHS:
Basic	$(0.04)	$0.10	$0.19	$0.33	$0.36
Assuming dilution	$(0.04)	$0.10	$0.19	$0.33	$0.35
Cash dividend declared per common share	$0.0000	$0.0000	$0.0950	$0.1900	$0.1875
Dividend payout ratio (paid and declared)	—	—	0.50	0.58	0.54
See accompanying note (1)

Balance Sheet Data	As of December 31,
	(Amounts in thousands)
	2009	2008	2007	2006	2005

Cash and cash equivalents	$833	$10,286	$6,340	$3,952	$1,298
Certificate of deposit and securities- current	9,000	—	2,605	1,574	4,537
Restricted cash	50	50	50	50	50
Working capital (deficit)	6,497	(205)	747	(541)	2,423
Securities- long-term	—	—	1,065	3,380	2,797
Total assets	60,621	62,196	63,044	50,905	48,668
Advances on line of credit	7,900	6,500	4,100	4,000	—
Current portion of long-term debt/capital leases	6,705	7,633	8,272	5,876	6,377
Long-term debt/capital leases, less current portion	19,069	21,053	24,004	15,189	18,705
Shareholders’ equity	$22,755	$22,938	$22,693	$22,054	$20,849
See accompanying note (1)

(1)	In October 1995, the Company entered into an operating agreement granting to American Shared Radiosurgery Services (a California corporation and a wholly-owned subsidiary of the Company) an 81% ownership interest in GKF. ASHS incorporated a new wholly-owned subsidiary, OR21, Inc. in November 1999, and a new wholly-owned subsidiary, MedLeader.com, Inc. (“MedLeader”) in April 2000. Accordingly, the financial data for the Company presented above include the results of GKF, OR21 and MedLeader for 2005 through 2009.
This financial data as of December 31, 2009, 2008 and 2007 and for the years ended December 31, 2009, 2008 and 2007 should be read in conjunction with our consolidated financial statements and the notes thereto beginning on page A-1 of this report and with Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
ASHS has one agreement and GKF has five agreements that are based on revenue sharing. These can be further classified as either “turn-key” arrangements or “revenue sharing” arrangements. For GKF’s four turn-key sites, GKF is solely responsible for the costs to acquire and install the Gamma Knife. In return, GKF receives payment from the hospital in the amount of its reimbursement from third party payors. Revenue is recognized by the Company during the period in which the procedure is performed, and is estimated based on what can be reasonably expected to be paid by the third party payor to the hospital. The estimate is primarily determined from historical experience and hospital contracts with third party payors. These estimates are reviewed on a regular basis and adjusted as necessary to more accurately reflect the expected payment amount. The Company also records an estimate of operating costs associated with each procedure during the period in which the procedure is performed. Costs are determined primarily based on historical treatment protocols and cost schedules with the hospital. The Company’s estimated operating costs are reviewed on a regular basis and adjusted as necessary to more accurately reflect the actual operating costs. Revenue for turn-key sites is recorded on a gross basis, and the operating expenses the Company reimburses to the hospital are recorded in other operating costs.
Under revenue sharing arrangements the hospital shares in the responsibility and risk with the Company for the capital investment to acquire and install the equipment. Unlike our turn-key arrangement, the lease payment under a revenue sharing arrangement is a percentage of revenue. Payments are made by the hospital, generally on a monthly basis, to the Company based on an agreed upon percentage allocation of cash collected. Revenue is recognized during the period in which procedures are performed, and is estimated based on the reimbursement amount that the Company expects to receive from the hospital for those procedures. This estimate is reviewed on a regular basis and adjusted as necessary to more accurately reflect the expected payment amount. Revenue from revenue sharing sites is recorded on a gross basis.
Revenue from retail arrangements amounted to approximately 35%, 42% and 32% of revenue for the years ended December 31, 2009, 2008 and 2007, respectively.
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
If the Company’s net accounts receivable estimates for revenue sharing customers as of December 31, 2009 changed by as much as 10% based on actual collection information, it would have the effect of increasing or decreasing revenue by approximately $220,000.
Impairment Evaluation of Still River
The Company carries its investment in Still River at cost and reviews it for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value of the investment may not be recoverable. The Company evaluated this investment for impairment at December 31, 2009 in light of both current market conditions and the ongoing needs of Still River to raise cash to continue its development of the first compact, single room PBRT system. During the first quarter of 2009, Still River proposed a Series D round of financing to raise cash, which it was able to do, but at a per share price lower than the Company’s cost basis investment. The Company calculated that, based on the Series D funding, there is an unrealized loss of approximately $1.2 million compared to the Company’s cost of its investment. However, based on its analysis, the Company believes that this investment is only temporarily impaired. It is the Company’s intent to hold this investment for a reasonable period of time sufficient for a recovery of the investment’s fair value; therefore the Company does not consider that this investment to be other-than-temporarily impaired at December 31, 2009, based in part on the following:
•	Still River’s single room PBRT concept and design, although a departure from the large scale three and four room PBRT systems on the market, is based on the existing principle of generating protons from a cyclotron. Still River, through design innovations and advances in magnet technology, has made the cyclotron more compact such that it can be mounted on the gantry.

•	A gantry mounted cyclotron, although appearing to be revolutionary, has in fact been done previously. A neutron generating gantry mounted cyclotron has successfully treated patients for over ten years at one medical center in the United States.

•	Still River’s development approach for the Monarch250 has been to integrate as many commercially existing components as possible into the Monarch250. The patient couch, CT imaging and treatment planning software are all commercially available and will be integrated into the Monarch250.

•	Still River has hired engineers and staff with many years of accelerator and proton beam experience, including personnel with prior experience at MIT’s Plasma Fusion Lab and one of Still River’s proton beam competitors.

•	Still River has built the first three units of the magnet and other cyclotron subsystems, has completed the manufacture/assembly of the gantry system, and demonstrated integrated software control of all cyclotron operations on the prototype unit, with installation of the prototype unit projected to be finalized in late 2010 or early 2011.

•	Still River has recently completed and passed the cold mass test on the prototype unit, which is considered a major milestone and an integral part of the process towards gaining FDA approval.

•	Still River is currently in the beam extraction test phase, and projects that the beam extraction test will be completed in second quarter 2010.

•	A respected physicist was hired by the Company as a third party consultant to perform a technical review of this project. His discussions with Still River’s chief technology officer indicated that the delays encountered have at times resulted in modifications being required, but the modifications were not significant, and he believes that development of the PBRT machine will be completed in 2010. The consultant was not engaged to analyze Still River’s financial condition.

•	There were some minor problems during some of the tests that were quickly rectified, but have caused delays in the scheduled delivery of the first unit. As a result, the Company’s expected delivery of its two units has also been delayed. However, minor problems such as these are expected in a new technology, and do not affect the Company’s position on the viability of Still River technology.

•	In spite of the uncertain economic climate and a limited number of potential investors, with the Series D offering, Still River was still able to raise the cash required to continue its operations, and were able to add two new major investors.

•	Based on ongoing discussions with Still River management and regular review of their financial statements and cash flow projections, the Company believes that Still River will have adequate cash flow to continue development of the system. Still River, as a development stage company manufacturing its first product, continuously analyzes its cash requirements. Due to the high level of interest in more compact and lower cost proton beam radiation therapy devices, Still River has been able to attract funding from financially significant and highly sophisticated investors, such as Caxton Health and Life Sciences, Venrock Associates and CHL Medical Partners. Still River is prepared, as required, to raise additional funds as its needs dictates.

•	Still River recently added a new CEO, strengthening its management depth, and with the new investors, increased its board strength as well. Independent board members consist of the following: Robert Wilson, Former Vice Chairman of Johnson and Johnson; Peter P. D’Angelo, President, Caxton Associates; Dr. Anders Hove, MD, Partner, Venrock Associates; Dr. Myles D. Greenberg, MD, General Partner, CHL Medical Partners; Dr. Jay Rao, MD, JD, Portfolio Manager, Green Arrow Capital Management; and Mr. Paul Volcker, Former Chairman, United States Federal Reserve.

•	Still River currently has 15 sites under contract to install the Monarch250 system.

Once FDA approval is obtained, the per share investment in Still River will likely increase to a level much higher than the Company’s existing carrying value (cost). The estimated recovery period is anticipated to occur subsequent to the first system’s clinical treatment of patients, which would shortly follow obtaining FDA approval. The treatment of patients is anticipated to begin in the first half of 2011. The Company has the intent and the ability to maintain its investment in Still River until at least these milestones are met.
GENERAL
For the year ended December 31, 2009, 92% of the Company’s revenue was derived from its Gamma Knife business, and 8% from its IGRT business. For the year ended December 31, 2008, 93% of the Company’s revenue was derived from its Gamma Knife business, and the remaining 7% from its IGRT business.
TOTAL REVENUE

		Increase		Increase
(in thousands)	2009	(Decrease)	2008	(Decrease)	2007
Medical services revenue	$16,768	(12.2%)	$19,099	(15.6%)	$22,622
Total revenue decreased 12.2% in 2009 compared to 2008, primarily due to a decline in Gamma Knife procedures of approximately 4.5%, which resulted in a decrease of Gamma Knife revenue of approximately 12.5%. Total revenue decreased 15.6% in 2008 compared to 2007, primarily due to a 1.7% decrease in medical services revenue, and no equipment sales revenue in 2008 compared to $3,200,000 of equipment sales revenue in 2007.
Gamma Knife Revenue
Total Gamma Knife revenue for 2009 decreased by 12.5% to $15,505,000 compared to $17,713,000 in 2008. Total Gamma Knife revenue for 2008 decreased 19.7% to $17,713,000 compared to $22,056,000 in 2007. Revenue from equipment sales of $3,200,000 in 2007 is not considered medical services revenue, and is not included in the table below.

		Increase		Increase
	2009	(Decrease)	2008	(Decrease)	2007
Medical services revenue from Gamma Knife (in thousands)	$15,505	(12.5%)	$17,713	(6.1%)	$18,856
Number of Gamma Knife procedures	1,785	(4.5%)	1,869	(20.0%)	2,335
Average revenue per procedure	$8,692	(8.3%)	$9,477	17.4%	$8,075

Medical services revenue from Gamma Knife operations decreased $2,208,000 in 2009 compared to 2008 and decreased $1,143,000 in 2008 compared to 2007. The decrease in 2009 compared to 2008 was primarily due to low volume for the year at one Gamma Knife site, physician turnover at another Gamma Knife site that resulted in no procedures being performed for the last two quarters of 2009, and lower per procedure collections at one of the Company’s retail sites. In addition, three sites were out of service for several weeks each for upgrades to Perfexion and Model 4C units. The 2008 decrease compared to 2007 was primarily due to a reduction in the total number of Gamma Knife units the Company had in operation during the year. One contract terminated at the end of third quarter 2007 and another in early 2008 at the end of their respective contract terms. Another contract terminated at the end of the first quarter of 2008 when the customer chose to exercise a buyout provision in its contract. There were also two existing sites that were out of service for extended periods of time for upgrades to Perfexion units and one site for cobalt reload. These reductions were partially offset by the inclusion of a new Gamma Knife site that began operation in the third quarter of 2008, and a 7% increase in revenue at Gamma Knife sites in operation more than one year. The Company had nineteen, nineteen and twenty Gamma Knife units in operation at December 31, 2009, 2008 and 2007, respectively.
The number of Gamma Knife procedures in 2009 decreased by 84 compared to 2008 primarily due to low volume at one Gamma Knife site because a competing technology was installed at the site. In addition, physician turnover at another site resulted in no procedures being performed there for the last two quarters of 2009. Excluding these two sites, Gamma Knife procedures at sites in operation more than one year were approximately the same as in 2008. The number of Gamma Knife procedures in 2008 decreased by 466 compared to 2007 primarily due to a reduction in the number of Gamma Knife units the Company had in operation during the year, partially offset by a 1% increase in procedures performed at units in operation more than one year.
Revenue per procedure decreased by $785 in 2009 and increased by $1,402 in 2008 compared to the prior years, respectively. This decrease in 2009 was primarily due to lower volumes at the two retail sites discussed above, which have higher than average rates per procedure. In addition, the Company’s contracts generally have different procedure rates because their investment basis varies, so revenue per procedure can vary year to year depending primarily on the mix of procedures performed at certain locations. For 2008, in addition to this normal variation in the procedure mix, the decrease was also due to the termination of a Gamma Knife contract in late 2007 and two more in early 2008, all of which had lower than average per procedure rates.
IGRT Revenue

		Increase		Increase
(In thousands)	2009	(Decrease)	2008	(Decrease)	2007
Medical services revenue from IGRT	$1,263	(8.9%)	$1,386	144.9%	$566

Revenue from the Company’s contract for IGRT services decreased by $123,000 in 2009 and increased by $820,000 in 2008 compared to the prior years, respectively. The decrease in 2009 was due to generally lower volume at the Company’s IGRT site. The increase in 2008 was due to the full year operation of the equipment, which began operation in September 2007.
COSTS OF REVENUE

		Increase		Increase
(In thousands)	2009	(Decrease)	2008	(Decrease)	2007
Total costs of revenue	$9,781	(10.1%)	$10,877	(18.5%)	$13,354
Percentage of total revenue	58.3%		57.0%		59.0%
The Company’s costs of revenue, consisting of cost of equipment sales, maintenance and supplies, depreciation and amortization, and other operating expenses (such as insurance, property taxes, sales taxes, marketing costs and operating costs from the Company’s retail sites) decreased $1,096,000 in 2009 compared to 2008, and decreased $2,477,000 in 2008 compared to 2007. Costs of revenue in 2007 included $3,394,000 in cost of equipment sales, compared to no cost in 2009 and 2008. Cost of equipment sales is specific to equipment sales revenue, and represents approximately 15% of total revenue in 2007.
The Company’s maintenance and supplies costs were 9% of total revenue in 2009 and 6% of total revenue in each of the years 2008 and 2007. Maintenance and supplies costs increased $266,000 in 2009 compared to 2008 and decreased $121,000 in 2008 compared to 2007. The increase in 2009 compared to 2008 is primarily the result of maintenance contract expense that began for three sites that had been under warranty due to Perfexion upgrades that occurred in late 2007 and 2008. Partially offsetting this was the discontinuance of maintenance expense at one existing customer site that was upgraded to a Perfexion model in 2009 and two other sites that were upgraded to Model 4C units, and were under warranty during much of the year. The decrease in 2008 compared to 2007 was primarily due to the discontinuance of maintenance contract expense at three sites whose contracts ended, and at the three sites where Perfexion upgrades were installed in late 2007 and 2008 and the equipment was under warranty.
Depreciation and amortization decreased $211,000 in 2009 compared to 2008, and increased $596,000 in 2008 compared to 2007. The decrease in 2009 was primarily due to depreciation being stopped for periods of time at three sites while they were being upgraded to Model 4C or Perfexion units. Depreciation also ended at another site whose contract was nearing its end, and its net book value had reached its salvage value. The increase in 2008 was primarily due to the replacement of two Gamma Knife units with Perfexion units in the first and second quarters of 2008 and the cobalt reload of another unit in the first quarter of 2008. It was also due to the full year inclusion of depreciation on an IGRT system that began operation in the third quarter of 2007, a cobalt reload of a Gamma Knife unit that occurred in the third quarter of 2007, and a Perfexion unit that began operation in the fourth quarter of 2007. These increases were partially offset by depreciation ending at three sites whose contracts ended in the third and fourth quarters 2007, and the first quarter 2008.

Other direct operating costs as a percentage of medical services revenue were 12%, 16% and 12% in 2009, 2008 and 2007, respectively. The decrease of $1,151,000 in 2009 compared to 2008 was primarily due to lower operating costs at the Company’s turn-key sites because of lower revenue generated at those sites. It was also due to reduced site marketing and promotion costs and lower insurance costs. The increase of $442,000 in 2008 compared to 2007 was primarily due to higher site marketing and promotion costs, property tax expense, and operating costs at one of the turn-key sites.
SELLING AND ADMINISTRATIVE EXPENSE

		Increase		Increase
(In thousands)	2009	(Decrease)	2008	(Decrease)	2007
Selling and administrative costs	$3,928	(9.1%)	$4,323	(7.0%)	$4,646

Percentage of revenue	23.4%		22.6%		20.5%

Transaction costs	$342	n/a	$0	n/a	$0

Percentage of revenue	2.0%		n/a		n/a
The Company’s selling and administrative costs decreased $395,000 in 2009 compared to 2008, and decreased $323,000 in 2008 compared to 2007. The decrease in 2009 was primarily due to lower payroll costs of approximately $157,000, travel and other business development costs of approximately $150,000, investor relations costs of approximately $67,000, and lower contributions and other fees, partially offset by increased rent expense. The decrease in 2008 compared to 2007 was primarily due to reduced business development costs of approximately $73,000, consulting and other fees of approximately $161,000 and legal and accounting fees of approximately $44,000.
Transaction costs were $342,000 in 2009 compared to $0 in both 2008 and 2007. As previously disclosed, the Company had engaged in discussions with two parties concerning the possible sale of its 81% interest in GKF, with one of the parties providing indicative pricing for the interest that would be attractive to the Company if it were to sell its interest in GKF. Accordingly, the Company permitted the prospective acquirer to conduct a due diligence review of GKF and the parties engaged in preliminary negotiations of the terms of a transaction. In May 2009, the Company announced that the parties failed to reach an agreement and that the negotiations had terminated. Under applicable accounting rules, the Company is required to expense the legal, accounting, investment banking and other costs incurred for these activities.
INTEREST EXPENSE

		Increase		Increase
(In thousands)	2009	(Decrease)	2008	(Decrease)	2007
Interest expense	$2,064	(15.3%)	$2,437	25.2%	$1,946

Percentage of revenue	12.3%		12.8%		8.6%

The Company’s interest expense decreased $373,000 in 2009 compared to 2008, and increased $491,000 in 2008 compared to 2007. The decrease in 2009 compared to 2008 was primarily due to lower interest expense on financing for the Company’s more mature Gamma Knife units, and the payment of cash for deposits and upgrades that the Company had historically financed. Interest expense on financing is lower over time as payments reduce the principal amount outstanding. This reduction was partially offset by new financing obtained on one Perfexion unit and one Model 4C upgrade during 2009. The increase in 2008 was primarily due to additional interest expense from financing obtained during 2008 for the Company’s two new Perfexion units and for the cobalt reload on a Gamma Knife unit, and the full year inclusion of interest expense on the financing in 2007 of a Perfexion unit and the IGRT system. This increase was partially offset by lower interest expense on borrowing under the Company’s line of credit with a bank.
OTHER INCOME

		Increase		Increase
(In thousands)	2009	(Decrease)	2008	(Decrease)	2007
Other income	$60	(85.1%)	$404	23.2%	$328

Percentage of revenue	0.4%		2.1%		1.4%
Other income decreased $344,000 in 2009 compared to 2008 and increased $76,000 in 2008 compared to 2007. The decrease in 2009 was primarily due to lower interest income because of lower interest rates available on invested cash in 2009 compared to 2008. In addition there was a cost of approximately $20,000 in 2009 for early extinguishment of debt, and no gain on sale of assets compared to a $60,000 gain in 2008. The increase in 2008 compared to 2007 was primarily due to a gain on sale of assets of approximately $60,000, compared to a loss on disposal of assets of $186,000 in the prior year. Investment interest income was approximately $170,000 lower in 2008 than in the prior year because of lower interest rates available on invested cash.
INCOME TAX EXPENSE

		Increase		Increase
(In thousands)	2009	(Decrease)	2008	(Decrease)	2007
Income tax expense	$247	(53.7%)	$534	(41.9%)	$919

Percentage of revenue	1.5%		2.8%		4.1%

Percentage of income before income taxes	34.6%		28.6%		30.1%
Income tax expense decreased $287,000 in 2009 compared to 2008, and decreased $385,000 in 2008 compared to 2007. Lower income before income taxes in 2009 of $713,000 compared to

$1,866,000 in 2008 is the primary reason for lower income tax expense in 2009 compared to the prior year. Income tax as a percentage of net income before income taxes increased to 34.6% compared to 28.6% in 2008. This is primarily the result of state income taxes calculated at the Company’s profitable operating subsidiary, where in many states, separate state income tax returns are required and net operating loss carryforwards cannot be applied. This resulted in a higher effective income tax rate at the consolidated level. The Company’s income tax expense decreased to 28.6% of income before income taxes in 2008 compared to 30.1% in 2007 primarily because of reduced income before income taxes of $1,866,000 in 2008 compared to $3,004,000 in 2007.
The Company anticipates that it will continue to record income tax expense if it operates profitably in the future. Currently there are state income tax payments required for most states in which the Company operates. However there are minimal current federal income tax payments required due to net operating loss carryforwards and other deferred tax assets available for tax purposes.
The Company had a net operating loss carryforward for federal income tax return purposes at December 31, 2009 of approximately $9,695,000.
NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST

		Increase		Increase
(In thousands)	2009	(Decrease)	2008	(Decrease)	2007
Net income attributable to non-controlling interest	$654	23.5%	$855	24.6%	$1,134

Percentage of revenue	3.9%		4.5%		5.0%
Net income attributable to non-controlling interest decreased $201,000 in 2009 and decreased $279,000 in 2008 compared to the prior year, respectively. Net income attributable to non-controlling interest represents the pre-tax income earned by the minority partner’s 19% interest in GKF. The decrease or increase in net income attributable to non-controlling interest reflects the relative profitability of GKF.
NET (LOSS) INCOME ATTRIBUTABLE TO AMERICAN SHARED HOSPITAL SERVICES

		Increase		Increase
(In thousands, except per share amounts)	2009	(Decrease)	2008	(Decrease)	2007
Net (loss) income attributable to ASHS	$(188)	(139.4%)	$477	(49.8%)	$951

Net (loss) income per share attributable to ASHS, diluted	$(0.04)	(140.0%)	$0.10	(47.4%)	$0.19

A net loss was attributable to American Shared Hospital Services in 2009 of $188,000 compared to income of $477,000 in 2008 and $951,000 in 2007. The net loss attributable to American Shared Hospital Services for 2009 was $665,000 less than the net income attributable to American Shared Hospital Services in 2008. This was primarily because of reduced medical services revenue at two of the Company’s Gamma Knife sites, a reduction of interest and other income of $344,000, and transaction costs in 2009 of $342,000. This was partially offset by a reduction in selling and administrative costs, depreciation expense, and other direct operating costs, particularly marketing costs and operating costs at the Company’s turn-key sites. Net income in 2008 was lower than 2007 primarily because of reduced medical services revenue from the loss of two Gamma Knife contracts in 2008 and one in late 2007, which was partially offset by the addition of one new Gamma Knife contract in 2008 and the full year inclusion of revenue from the IGRT contract that started in 2007. Net income was also reduced because of higher depreciation and interest expense from the upgrade of equipment and financing on this equipment at three existing customer sites in late 2007 and early 2008.
LIQUIDITY AND CAPITAL RESOURCES
The Company had cash and cash equivalents of $833,000 at December 31, 2009 compared to $10,286,000 at December 31, 2008, a decrease of $9,453,000. The major reason for the decrease in cash is due to a 2009 investment in a certificate of deposit of $9,000,000. The Company’s expected primary cash needs on both a short and long-term basis are for capital expenditures, business expansion, working capital and other general corporate purposes.
It is the Company’s intent at appropriate times to invest a portion of its cash in high-quality short to long-term fixed income marketable securities in order to maximize income on its available cash and to hold these securities until maturity. Securities with maturity dates between three and twelve months are classified as current assets and securities with maturities in excess of one year are classified as long-term. At both December 31, 2009 and December 31, 2008 the Company had no short-term or long-term investments in securities. However, at December 31, 2009 the Company had approximately $9,000,000 invested in a certificate of deposit with a bank that matures in August 2010.
Restricted cash of $50,000 at December 31, 2009 reflects cash that may only be used for the operations of GKF.
The Company has a $9,000,000 renewable line of credit with a bank that is secured by cash and securities. The line of credit has been in place since June 2004 and has a maturity date of August 1, 2011. As of December 31, 2009, there was $7,900,000 borrowed against the line of credit. The Company believes it has the ability, and it is the Company’s intention, to renew the line of credit at its maturity in 2011.
Operating activities provided cash of $7,704,000 in 2009, which is primarily due to net income of $466,000 increased by non-cash charges for depreciation and amortization of $6,492,000, deferred income taxes of $409,000 and stock-based compensation expense of $135,000. A decrease in accounts receivable of $573,000 was offset by an increase in prepaid expense and other assets of $110,000 and accounts payable and accrued liabilities of $262,000. The Company’s trade accounts receivable decreased to $3,817,000 at December 31, 2009 from $4,229,000 at December 31, 2008, primarily due to low revenue volume generated at two Gamma Knife sites. The number of days revenue (sales) outstanding (“DSO”) in accounts receivable as of December 31, 2009 remained consistent at 78 days compared to 80 days at December 31, 2008. DSO can and does fluctuate depending on timing of customer payments received and the mix of fee per use versus retail customers. Retail sites generally have longer collection periods than fee per use sites.
Investing activities used $10,145,000 of cash in 2009 primarily due to an investment in a certificate of deposit of $9,000,000. In addition, there was payment of $1,145,000 made towards the purchase of property and equipment. The Company’s acquisition of property and equipment included a deposit toward the purchase of a Perfexion Gamma Knife unit and payments made for an upgrade to a Model 4C unit at an existing customer.
Financing activities used $7,012,000 of cash during 2009, primarily due to principal payments on long-term debt of $6,808,000, principal payments towards capital leases of $1,631,000, distributions to minority owners of $513,000, payments on the line of credit of $700,000 and the repurchase of Company stock of $271,000. This was partially offset by long term debt financing on the purchase of property and equipment of $811,000 and advances on the line of credit of $2,100,000.
The Company had working capital at December 31, 2009 of $6,497,000 compared to a working capital deficit of $205,000 at December 31, 2008, primarily because the line of credit was reclassified as long-term when it was renewed for a two-year period in August 2009. A reduction in the current portion of long-term debt and capital leases of $928,000 was offset by a reduction in receivables of $573,000 and cash, cash equivalents and certificates of deposit of $453,000.
The Company primarily invests its cash in money market or similar funds and high quality short to long-term securities in order to minimize the potential for principal erosion. Cash is invested in these funds pending use in the Company’s operations. The Company believes its cash position is adequate to service the Company’s cash requirements in 2010.
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

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES AND OFF BALANCE SHEET ARRANGEMENTS
The following table presents, as of December 31, 2009, the Company’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payments Due by Period
	Total amounts	Less than
Contractual Obligations	committed	1 year	1-3 years	4-5 years	After 5 years

Long-term debt (includes interest)	$19,740,000	$6,035,000	$7,593,000	$5,776,000	$336,000
Capital leases (includes interest)	10,970,000	2,449,000	4,326,000	2,909,000	1,286,000
Line of credit	7,900,000	—	7,900,000	—	—
Future equipment purchases (1)	42,755,000	4,605,000	38,150,000	—	—
Operating leases	444,000	314,000	130,000	—	—

Total contractual obligations	$81,809,000	$13,403,000	$58,099,000	$8,685,000	$1,622,000

(1)	The Company has made cash deposits totaling $4,595,000 toward these equipment purchase commitments. The commitments include the purchase of two Gamma Knife Perfexion units, one Model 4C unit and three Monarch250 proton beam units as of December 31, 2009. For the first two Monarch250 units specifically, the Company has a commitment to total deposits of $3,000,000 per machine until FDA approval is received, at which time the remaining balance is committed. For the third Monarch250 unit, the Company has a commitment to total deposits of $500,000 until FDA approval is received, at which time the remaining balance is committed. The Company has made a commitment to purchase one of the Perfexion Gamma Knife units for the purpose of upgrading an existing site. There were no deposits made towards the purchase of this unit as of December 31, 2009, however a financing commitment has been obtained. Financing has not yet been obtained for any of the other equipment. For all equipment in this classification, term financing for these purchases will not be finalized until 2010 or later, and therefore an accurate determination of payments by period cannot be made as of December 31, 2009. For purposes of this table, these commitments are listed in the 1-year or 1-3 year categories.
Further discussion of the long-term debt commitment is included in Note 5, capital leases in Note 6, and operating leases in Note 12 of the consolidated financial statements.
The Company has no significant off-balance sheet arrangements.
ITEM 7A.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The table below presents information about certain market-sensitive financial instruments as of December 31, 2009. The fair values were determined based on quoted market prices for the same or similar instruments.

We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage or prepayment features.

	Payments Due by Period
						There-
(amounts in thousands)	2010	2011	2012	2013	2014	after	Total	Fair Value
Fixed rate long-term debt and present value of capital leases	$6,705	$5,242	$4,452	$4,022	$3,800	$1,553	$25,774	$25,746

Average interest rates	7.9%	7.9%	7.9%	7.8%	7.8%	7.7%	7.8%
At December 31, 2009, we had no significant long-term, market-sensitive investments.
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
ITEM 9A(T).
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment management believes that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

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

Our Chief Executive Officer and our Chief Financial Officer have evaluated the changes to the Company’s internal control over financial reporting that occurred during our last fiscal quarter ended December 31, 2009, as required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B.
OTHER INFORMATION
None.

PART III
ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding directors is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders (the “2010 Proxy Statement”). Information regarding executive officers of the Company, included herein under the caption “Executive Officers of the Registrant” in Part I, Item 1 above, is incorporated herein by reference.
Information concerning the identification of our standing audit committee required by this Item is incorporated by reference from the 2010 Proxy Statement.
Information concerning our audit committee financial experts required by this Item is incorporated by reference from the 2010 Proxy Statement.
Information concerning compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference from the 2010 Proxy Statement.
We have adopted a Code of Ethics that is incorporated by reference from the 2010 Proxy Statement.
ITEM 11.
EXECUTIVE COMPENSATION
Incorporated herein by reference from the 2010 Proxy Statement.
ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated herein by reference from the 2010 Proxy Statement.
ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated herein by reference from the 2010 Proxy Statement.

ITEM 14.
PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated herein by reference from the 2010 Proxy Statement.
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
(b)	Exhibits.

The following Exhibits are filed with this Report.

Exhibit
Number:	Description:
2.1	Securities Purchase Agreement, dated as of March 12, 1999, by and among Alliance Imaging, Inc.; Embarcadero Holding Corp. I; Embarcadero Holding Corp. II; American Shared Hospital Services; and MMRI, Inc. (1)

3.1	Articles of Incorporation of the Company, as amended. (2)

3.2	By-laws of the Company, as amended. (3)

4.6	Form of Common Stock Purchase Warrant of American Shared Hospital Services. (3)

Exhibit
Number:	Description:
4.8	Registration Rights Agreement, dated as of May 17, 1995, by and among American Shared Hospital Services, the Holders referred to in the Note Purchase Agreement, dated as of May 12, 1995 and General Electric Company, acting through GE Medical Systems. (3)

4.9	Rights Agreement dated as of March 22, 1999 between American Shared Hospital Services and American Stock Transfer & Trust Company as Rights Agent. (25)

10.1	The Company’s 1984 Stock Option Plan, as amended. (4)

10.2	The Company’s 1995 Stock Option Plan, as amended. (5)

10.3	Form of Indemnification Agreement between American Shared Hospital Services and members of its Board of Directors. (4)

10.4	Ernest A. Bates Stock Option Agreement dated as of August 15, 1995. (6)

10.5	Operating Agreement for GK Financing, LLC, dated as of October 17, 1995. (3)

10.6	Amendments dated as of October 26, 1995 and as of December 20, 1995 to the GK Financing, LLC Operating Agreement, dated as of October 17, 1995. (7)

10.7	Amendment dated as of October 16, 1996 to the GK Financing, LLC Operating Agreement, dated as of October 17, 1995. (1)

10.8	Amendment dated as of March 31, 1999 (“Fourth Amendment”) to the GK Financing, LLC Operating Agreement dated as of October 17, 1995. (8)

10.9	Amendment dated as of March 31, 1999 (“Fifth Amendment”) to the GK Financing, LLC Operating Agreement dated as of October 17, 1995. (8)

10.10	Amendment dated as of June 5, 1999 to the GK Financing, LLC Operating Agreement dated as of October 17, 1995. (8)

10.11a	Assignment and Assumption Agreement, dated as of December 31, 1995, between American Shared Radiosurgery Services (assignor) and GK Financing, LLC (assignee). (8)

10.11b	Assignment and Assumption Agreement, dated as of November 1, 1995, between American Shared Hospital Services (assignor) and American Shared Radiosurgery Services (assignee). (4)

Exhibit
Number:	Description:
10.11c	Amendment Number One dated as of August 1, 1995 to the Lease Agreement for a Gamma Knife Unit between The Regents of the University of California and American Shared Hospital Services. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (8)

10.11d	Lease Agreement dated as of July 3, 1990 for a Gamma Knife Unit between American Shared Hospital Services and The Regents of the University of California. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (8)

10.12	Amendment Number Two dated as of February 6, 1999 to the Lease Agreement for a Gamma Knife Unit between UCSF-Stanford Health Care and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (8)

10.13	Assignment and Assumption Agreement, dated as of February 3, 1996, between American Shared Radiosurgery Services (assignor) and GK Financing, LLC (assignee). (4)

10.14	Lease Agreement for a Gamma Knife Unit dated as of April 6, 1994, between Ernest A. Bates, M.D. and NME Hospitals, Inc. dba USC University Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (8)

10.15	Assignment and Assumption and Agreement dated as of February 1, 1996 between Ernest A. Bates, M.D. and GK Financing, LLC with respect to the Lease Agreement for a Gamma Knife dated as of April 6, 1994 between Ernest A. Bates, M.D. and NME Hospitals, Inc. dba USC University Hospital. (8)

10.16	Lease Agreement for a Gamma Knife Unit dated as of October 31, 1996 between Hoag Memorial Hospital Presbyterian and GK Financing, LLC. (Confidential material appearing in this document has been omitted and

Exhibit
Number:	Description:
filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (8)

10.17	Addendum to Lease Agreement for a Gamma Knife Unit dated as of December 1, 1999 between Hoag Memorial Hospital Presbyterian and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (8)

10.18	Lease Agreement for a Gamma Knife Unit dated as of October 29, 1996 between Methodist Healthcare Systems of San Antonio, Ltd., dba Southwest Texas Methodist Hospital and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (8)

10.18a	Amendment to Lease Agreement for a Gamma Knife Unit effective December 13, 2003 by and between Methodist Healthcare Systems of San Antonio, Ltd., dba Southwest Texas Methodist Hospital and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (22)

10.19	Lease agreement for a Gamma Knife Unit dated as of April 10, 1997 between Yale-New Haven Ambulatory Services Corporation and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (8)

10.19a	Amendment to Lease agreement for a Gamma Knife Unit effective October 25, 2005 by and between Yale-New Haven Ambulatory Services Corporation and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (27)

Exhibit
Number:	Description:
10.19b	Amendment to Lease agreement for a Gamma Knife Unit effective June 30, 2006 by and between Yale-New Haven Ambulatory Services Corporation and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (31)

10.20	Lease Agreement for a Gamma Knife Unit dated as of June 1, 1999 between GK Financing, LLC and Kettering Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (9)

10.21	Addendum to Contract with GKF and KMC/WKNI, dated June 1, 1999 between GK Financing, LLC and Kettering Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (9)

10.21a	Purchased Services Agreement for a Gamma Knife Perfexion Unit dated November 19, 2008 between GK Financing, LLC and Kettering Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (34)

10.21b	First Amendment to Purchased Services Agreement for a Gamma Knife Perfexion Unit dated June 11, 2009 between GK Financing, LLC and Kettering Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (34)

10.22	Lease Agreement for a Gamma Knife Unit dated as of October 5, 1999 between GK Financing, LLC and New England Medical Center Hospitals, Inc. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (9)

Exhibit
Number:	Description:
10.22a	Addendum to Lease Agreement for a Gamma Knife unit effective April 1, 2005 between GK Financing, LLC and New England Medical Center Hospitals, Inc. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (24)

10.23	Equipment Lease Agreement dated as of October 29, 1999 between GK Financing, LLC and the Board of Trustees of the University of Arkansas on behalf of The University of Arkansas for Medical Sciences. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (9)

10.23a	Amendment to Lease Agreement effective as of September 15, 2005 between GK Financing, LLC and the Board of Trustees of the University of Arkansas on behalf of The University of Arkansas for Medical Sciences. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (26)

10.23b	Amendment to Lease Agreement effective as of October 31, 2007 between GK Financing, LLC and the Board of Trustees of the University of Arkansas on behalf of The University of Arkansas for Medical Sciences. (32)

10.24	First Amendment to Lease Agreement for a Gamma Knife Unit effective as of August 2, 2000 between GK Financing, LLC and Tenet HealthSystems Hospitals, Inc. (formerly known as NME Hospitals, Inc.) dba USC University Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (9)

10.25	Addendum Two, dated as of October 1, 2000, to Lease Agreement for a Gamma Knife Unit dated as of October 31, 1996 between Hoag Memorial Hospital Presbyterian and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2,

Exhibit
Number:	Description:
promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (10)

10.26	Lease Agreement for a Gamma Knife Unit dated as of May 28, 2000 between Froedtert Memorial Lutheran Hospital and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (10)

10.26a	First Amendment to Lease Agreement for a Gamma Knife Unit dated as of December 28, 2009 between Froedtert Memorial Lutheran Hospital and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (35)

10.27	Addendum dated June 24, 2000 to Lease Agreement for a Gamma Knife Unit dated as of May 28, 2000 between Froedtert Memorial Lutheran Hospital and GK Financing, LLC. (10)

10.28	Amendment dated July 12, 2000 to Lease Agreement for a Gamma Knife Unit dated May 28, 2000 between Froedtert Memorial Lutheran Hospital and GK Financing, LLC. (10)

10.29	Amendment dated August 24, 2000 to Lease Agreement for a Gamma Knife Unit dated May 28, 2000 between Froedtert Memorial Lutheran Hospital and GK Financing, LLC. (10)

10.30	Lease Agreement for a Gamma Knife Unit dated as of December 11, 1996 between The Community Hospital Group, Inc. dba JFK Medical Center and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (11)

10.30a	Addendum One to Lease Agreement for a Gamma Knife Unit dated January 9, 2008 between GK Financing, LLC and The Community Hospital Group, Inc. dba JFK Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks). (33)

Exhibit
Number:	Description:
10.30b	Addendum Two to Lease Agreement for a Gamma Knife Unit dated January 9, 2008 between GK Financing, LLC and The Community Hospital Group, Inc. dba JFK Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks). (33)

10.31	Lease Agreement for a Gamma Knife Unit dated as of June 3, 1999 between GK Financing, LLC and Sunrise Hospital and Medical Center, LLC dba Sunrise Hospital and Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (12)

10.32	Addendum to Lease Agreement for a Gamma Knife Unit dated as of June 3, 1999 between GK Financing, LLC and Sunrise Hospital and Medical Center, LLC dba Sunrise Hospital and Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (12)

10.33	Lease Agreement for a Gamma Knife Unit dated as of November 1, 1999 between GK Financing, LLC and Jackson HMA, Inc. dba Central Mississippi Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (13)

10.34	Addendum to Lease Agreement for a Gamma Knife Unit dated as of November 1, 1999 between GK Financing, LLC and Jackson HMA, Inc. dba Central Mississippi Medical Center. (13)

10.35	Lease Agreement for a Gamma Knife Unit dated as of February 18, 2000 between GK Financing, LLC and OSF HealthCare System. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (13)

10.35a	Addendum to Lease Agreement for a Gamma Knife Unit effective April 13, 2007, between GK Financing, LLC and OSF HealthCare System.

Exhibit
Number:	Description:
(Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (30)

10.36	American Shared Hospital Services 2001 Stock Option Plan. (14)

10.37	Amendment Number Three to Lease Agreement for a Gamma Knife Unit dated as of June 22, 2001 between GK Financing, LLC and The Regents of the University of California. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (15)

10.38	Addendum Three to Lease Agreement for a Gamma Knife Unit dated as of October 1, 2000 between GK Financing, LLC and Hoag Memorial Hospital Presybterian. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (15)

10.39	Lease Agreement for a Gamma Knife Unit dated as of July 18, 2001 between GK Financing, LLC and Bayfront Medical Center, Inc.. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (16)

10.40	Lease Agreement for a Gamma Knife Unit dated as of September 13, 2001 between GK Financing, LLC and Mercy Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (17)

10.41	Addendum Number One to Contract with GKF and Mercy Medical Center, dated September 13, 2001 between GK Financing, LLC and Mercy Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (17)

Exhibit
Number:	Description:
10.42	Lease Agreement for a Gamma Knife Unit dated as of May 22, 2002 between GK Financing, LLC and The Johns Hopkins Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (18)

10.43	Lease Agreement for a Gamma Knife Unit dated as of July 11, 2002 between GK Financing, LLC and Southern Baptist Hospital of Florida, Inc. D/B/A Baptist Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (19)

10.44	Lease Agreement for a Gamma Knife Unit dated as of February 13, 2003 between GK Financing, LLC and AHS Albuquerque Regional Medical Center LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (20)

10.45	Lease Agreement for a Gamma Knife Unit dated as of May 28, 2003 between GK Financing, LLC and Lehigh Valley Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (21)

10.45a	First Amendment to Lease Agreement for a Gamma Knife Unit dated November 2006 between GK Financing, LLC and Lehigh Valley Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (28)

10.46	Lease Agreement for a Gamma Knife Unit dated as of March 21, 2003 between GK Financing, LLC and Northern Westchester Hospital Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and

Exhibit
Number:	Description:
Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (23)

10.47	Amendment Four to Lease Agreement for a Gamma Knife Unit effective as of December 1, 2002 between GK Financing, LLC and Hoag Memorial Hospital Presbyterian. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (23)

10.48	Line of credit agreement between American Shared Hospital Services and Bank of America dated July 1, 2004 and related amendments No. 1 and No. 2 dated June 23, 2005. (23)

10.49	Lease Agreement for a Gamma Knife Unit dated as of May 28, 2004 between GK Financing, LLC and Mercy Health Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (24)

10.50	Lease Agreement for a Gamma Knife Unit dated as of August 7, 2003 between GK Financing, LLC and Baptist Hospital of East Tennessee. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (26)

10.50a	Amendment No. 1 to Lease Agreement for a Gamma Knife Unit dated as of May 28, 2004 between GK Financing, LLC and Baptist Hospital of East Tennessee. (26)

10.51	Addendum Two to Lease Agreement for a Gamma Knife Unit dated as of November 6, 2006 between GK Financing, LLC and Jackson HMA, Inc. d/b/a Central Mississippi Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (28)

10.52	Amendment dated as of October 18, 2006 to the GK Financing, LLC Operating Agreement, dated as of October 17, 1995. (28)

Exhibit
Number:	Description:
10.53	Addendum Two to Lease Agreement for a Gamma Knife Unit effective January 17, 2007 between GK Financing, LLC and Sunrise Hospital Medical Center, LLC d/b/a Sunrise Hospital Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (29)

10.54	Amendment Five to Lease Agreement for a Gamma Knife Unit effective May 9, 2007 between GK Financing, LLC and The Regents of the University of California. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (30)

10.55	Addendum Two to Lease Agreement for a Gamma Knife Unit effective June 20, 2007 between GK Financing, LLC and The Regents of the University of California. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (30)

10.56	Agreement to Purchase Gamma Knife Perfexion Unit effective May 7, 2007 between GK Financing, LLC and The Regents of the University of California. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (30)

10.57	Purchased Services Agreement for a Gamma Knife Perfexion Unit dated as of March 5, 2008 between GK Financing, LLC and USC University Hospital, Inc. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks). (33)

10.57a	First Amendment to Purchased Services Agreement for a Gamma Knife Perfexion Unit dated as of April 1, 2009 between GK Financing, LLC and USC University Hospital, Inc. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under

Exhibit
Number:	Description:
the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks). (34)

21.	Subsidiaries of American Shared Hospital Services.

23.1	Consent of Independent Registered Public Accounting Firm relating to a Form S-8 filed December 18, 2006.

31.	Rule 13a-14(a)/15d-14(a) Certifications.

32.	Section 1350 Certifications (furnished and not to be considered filed as part of the Form 10-K).

(1)	These documents were filed as Exhibits 2.1 and 10.13b, respectively, to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, which is incorporated herein by this reference.

(2)	This document was filed as Exhibit 3.1 to registrant’s Registration Statement on Form S-2 (Registration No. 33-23416), which is incorporated herein by this reference.

(3)	These documents were filed as Exhibits 3.2, 4.6 and 4.8, respectively, to registrant’s Registration Statement on Form S-1 (Registration No. 33-63721) filed on October 26, 1995, which is incorporated herein by this reference.

(4)	These documents were filed as Exhibits 10.24 and 10.35 respectively, to registrant’s Registration Statement on Form S-2 (Registration No. 33-23416), which is incorporated herein by this reference.

(5)	This document was filed as Exhibit A to registrant’s Proxy Statement, filed on August 31, 1995, which is incorporated herein by this reference.

(6)	This document was filed as Exhibit B to registrant’s Proxy Statement, filed on August 31, 1995, which is incorporated herein by this reference.

(7)	These documents were filed as Exhibits 4.14 and 10.13, respectively, to the registrant’s Pre-Effective Amendment No. 1 to registrant’s Registration Statement on Form S-1 (Registration No. 33-63721) filed on March 29, 1996, which is incorporated herein by this reference.

(8)	These documents were filed as Exhibits 10.8, 10.9, 10.10, 10.11a, 10.11c, 10.11d, 10.12, 10.14, 10.15, 10.16, 10.17, 10.18 and 10.19, respectively, to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, which is incorporated herein by this reference.

(9)	These documents were filed as Exhibits 10.20, 10.21, 10.22, 10.23, and 10.24, respectively, to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, which is incorporated herein by this reference.

(10)	These documents were filed as Exhibits 10.25, 10.26, 10.27, 10.28 and 10.29, respectively, to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, which is incorporated herein by this reference.

(11)	This document was filed as Exhibit 10.30 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, which is incorporated herein by this reference.

(12)	These documents were filed as Exhibits 10.31 and 10.32, respectively, to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, which is incorporated herein by this reference.

(13)	These documents were filed as Exhibits 10.33, 10.34 and 10.35, respectively, to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, which is incorporated herein by this reference.

(14)	This document was filed as Exhibit 10.36 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, which is incorporated herein by this reference.

(15)	These documents were filed as Exhibits 10.37 and 10.38 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, which is incorporated herein by this reference.

(16)	This document was filed as Exhibit 10.39 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, which is incorporated herein by this reference.

(17)	These documents were filed as Exhibit 10.40 and 10.41 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, which is incorporated herein by this reference.

(18)	This document was filed as Exhibit 10.42 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, which is incorporated herein by this reference.

(19)	This document was filed as Exhibit 10.43 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, which is incorporated herein by this reference.

(20)	This document was filed as Exhibit 10.44 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, which is incorporated herein by this reference.

(21)	This document was filed as Exhibit 10.45 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, which is incorporated herein by this reference.

(22)	This document was filed as Exhibit 10.18a to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, which is incorporated herein by this reference.

(23)	These documents were filed as Exhibit 10.46, 10.47 and 10.48 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, which is incorporated herein by this reference.

(24)	These documents were filed as Exhibit 10.22a and 10.49 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, which is incorporated herein by this reference.

(25)	This document was filed as Exhibit 4 to the registrant’s Current Report on Form 8-K filed on April 1, 1999, which is incorporated herein by this reference.

(26)	These documents were filed as Exhibit 10.19a and 10.23a to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which is incorporated herein by this reference.

(27)	These documents were filed as Exhibit 10.19a to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, which is incorporated herein by this reference.

(28)	These documents were filed as Exhibit 10.45a, 10.51, 10.52 and 21 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which is incorporated herein by this reference.

(29)	This document was filed as Exhibit 10.53 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, which is incorporated herein by this reference.

(30)	These documents were filed as Exhibits 10.35a, 10.54, 10.55 and 10.56 to the registrant’s Quarterly Report on Form 10-Q for the fiscal year ended June 30, 2007, which is incorporated herein by this reference.

(31)	This document was filed as Exhibit 10.19b to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, which is incorporated herein by this reference.

(32)	This document was filed as Exhibit 10.23b to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which is incorporated herein by this reference.

(33)	This document was filed as Exhibit 10.30a, 10.30b and 10.57 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, which is incorporated herein by this reference.

(34)	These documents were filed as Exhibits 10.21a, 10.21b and 10.57a to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, which is incorporated herein by this reference.

(35)	This document was filed as Exhibit 10.26a to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, which is incorporated herein by this reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SHARED HOSPITAL SERVICES (Registrant)
March 31, 2010	By:	/s/ Ernest A. Bates, M.D.
Ernest A. Bates, M.D.
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ernest A. Bates	Chairman of the Board and	March 31, 2010

Ernest A. Bates	Chief Executive Officer (Principal Executive Officer)

/s/ Olin C. Robison	Director	March 31, 2010

Olin C. Robison

/s/ John F. Ruffle	Director	March 31, 2010

John F. Ruffle

/s/ Raymond C. Stachowiak	Director	March 31, 2010

Raymond C. Stachowiak

/s/ Stanley S. Trotman, Jr.	Director	March 31, 2010

Stanley S. Trotman, Jr.

/s/ Craig K. Tagawa	Chief Operating Officer and	March 31, 2010

Craig K. Tagawa	Chief Financial Officer (Principal Accounting Officer)

AMERICAN SHARED HOSPITAL SERVICES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
and
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 and 2007

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
American Shared Hospital Services
We have audited the accompanying consolidated balance sheets of American Shared Hospital Services as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Shared Hospital Services at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with U.S. generally accepted accounting principles.
/s/ MOSS ADAMS LLP
Stockton, California
March 31, 2010

American Shared Hospital Services
Consolidated Balance Sheets

	DECEMBER 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$833,000	$10,286,000
Restricted cash	50,000	50,000
Certificate of deposit	9,000,000	—
Trade accounts receivable, net of allowance for doubtful accounts of $100,000 in 2009 and 2008	3,817,000	4,229,000
Other receivables	60,000	221,000
Prepaid expenses and other current assets	495,000	430,000
Current deferred tax assets	219,000	246,000

Total current assets	14,474,000	15,462,000

PROPERTY AND EQUIPMENT, net	43,289,000	43,863,000

INVESTMENT IN PREFERRED STOCK	2,617,000	2,617,000
OTHER ASSETS	241,000	254,000

TOTAL ASSETS	$60,621,000	$62,196,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$318,000	$262,000
Employee compensation and benefits	199,000	322,000
Other accrued liabilities	755,000	950,000
Current portion of long-term debt	4,894,000	6,341,000
Current portion of capital leases	1,811,000	1,292,000
Advances on line of credit	—	6,500,000

Total current liabilities	7,977,000	15,667,000

LONG-TERM DEBT, less current portion	11,836,000	16,386,000
LONG-TERM CAPITAL LEASES, less current portion	7,233,000	4,667,000
ADVANCES ON LINE OF CREDIT	7,900,000	—
DEFERRED INCOME TAXES	2,920,000	2,538,000

SHAREHOLDERS’ EQUITY
Common stock, no par value
Authorized — 10,000,000 shares; Issued and outstanding shares — 4,595,000 in 2009 and 4,712,000 in 2008	8,606,000	8,877,000

Additional paid-in capital	4,593,000	4,458,000
Retained earnings	6,205,000	6,393,000

Total equity- American Shared Hospital Services	19,404,000	19,728,000
Non-controlling interest in subsidiary	3,351,000	3,210,000

Total shareholders’ equity	22,755,000	22,938,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$60,621,000	$62,196,000

See accompanying notes

American Shared Hospital Services
Consolidated Statements Of Income

	YEARS ENDED DECEMBER 31,
	2009	2008	2007
Revenue:
Medical services	$16,768,000	$19,099,000	$19,422,000
Equipment sales	—	—	3,200,000

	16,768,000	19,099,000	22,622,000

Costs of revenue:
Cost of equipment sales	—	—	3,394,000
Maintenance and supplies	1,429,000	1,163,000	1,284,000
Depreciation and amortization	6,378,000	6,589,000	5,993,000
Other direct operating costs	1,974,000	3,125,000	2,683,000

	9,781,000	10,877,000	13,354,000

Gross margin	6,987,000	8,222,000	9,268,000

Selling and administrative expense	3,928,000	4,323,000	4,646,000
Transaction costs	342,000	—	—
Interest expense	2,064,000	2,437,000	1,946,000

Operating income	653,000	1,462,000	2,676,000

Interest and other income	60,000	404,000	328,000

Income before income taxes	713,000	1,866,000	3,004,000
Income tax expense	247,000	534,000	919,000

Net income	466,000	1,332,000	2,085,000
Less: net income attributable to non-controlling interest	(654,000)	(855,000)	(1,134,000)

Net (loss) income attributable to American Shared Hospital Services	$(188,000)	$477,000	$951,000

Net (loss) income per share attributable to American Shared Hospital Services:
(Loss) earnings per common share- basic	$(0.04)	$0.10	$0.19

(Loss) earnings per common share- assuming dilution	$(0.04)	$0.10	$0.19

See accompanying notes

American Shared Hospital Services
Consolidated Statement Of Shareholder’s Equity

			THREE YEARS ENDED DECEMBER 31, 2009
			Additional			Non-controlling
	Common	Common	Paid-in	Retained	Sub-Total	Interest in
	Shares	Stock	Capital	Earnings	ASHS	Subsidiary	Total
Balances at January 1, 2007	5,023,000	$9,317,000	$4,251,000	$5,441,000	$19,009,000	$3,045,000	$22,054,000
Options exercised	2,000	3,000	—	—	3,000	—	3,000
Common stock withheld on option exercises	(1,000)	—	(3,000)	—	(3,000)	—	(3,000)
Stock based compensation expense	2,000	—	69,000	—	69,000	—	69,000
Excess tax benefit from share-based payment arrangements	—	—	(13,000)	—	(13,000)	—	(13,000)
Dividends	—	—	—	(476,000)	(476,000)	—	(476,000)
Cash distributions to non-controlling interest	—	—	—	—	—	(1,026,000)	(1,026,000)
Net income	—	—	—	951,000	951,000	1,134,000	2,085,000

Balances at December 31, 2007	5,026,000	9,320,000	4,304,000	5,916,000	19,540,000	3,153,000	22,693,000
Repurchase of common stock	(316,000)	(443,000)	—	—	(443,000)	—	(443,000)
Stock based compensation expense	2,000	—	137,000	—	137,000	—	137,000
True-up tax benefit from share-based payment arrangements	—	—	17,000	—	17,000	—	17,000
Cash distributions to non-controlling interest	—	—	—	—	—	(798,000)	(798,000)
Net income	—	—	—	477,000	477,000	855,000	1,332,000

Balances at December 31, 2008	4,712,000	8,877,000	4,458,000	6,393,000	19,728,000	3,210,000	22,938,000
Repurchase of common stock	(119,000)	(271,000)	—	—	(271,000)	—	(271,000)
Stock based compensation expense	2,000	—	135,000	—	135,000	—	135,000
Cash distributions to non-controlling interest	—	—	—	—	—	(513,000)	(513,000)
Net income (loss)	—	—	—	(188,000)	(188,000)	654,000	466,000

Balances at December 31, 2009	4,595,000	$8,606,000	$4,593,000	$6,205,000	$19,404,000	$3,351,000	$22,755,000

See accompanying notes

American Shared Hospital Services
Consolidated Statements Of Cash Flows

	YEARS ENDED DECEMBER 31,
	2009	2008	2007
OPERATING ACTIVITIES
Net income	$466,000	$1,332,000	$2,085,000
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	6,492,000	6,715,000	6,111,000
Loss (gain) on disposal of assets	1,000	(60,000)	186,000
Deferred income tax	409,000	365,000	536,000
Stock-based compensation expense	135,000	137,000	69,000
Changes in operating assets and liabilities:
Receivables	573,000	686,000	(786,000)
Prepaid expenses and other assets	(110,000)	(14,000)	104,000
Accounts payable and accrued liabilities	(262,000)	(214,000)	179,000

Net cash from operating activities	7,704,000	8,947,000	8,484,000

INVESTING ACTIVITIES
Payment for purchase of property and equipment	(1,145,000)	(4,313,000)	(16,333,000)
Proceeds from sales and maturities of marketable securities	—	3,670,000	3,023,000
Investment in marketable securities	—	—	(1,739,000)
Investment in certificate of deposit	(9,000,000)	—	—
Investment in convertible preferred stock	—	—	(617,000)
Proceeds from sale of assets	—	1,473,000	—

Net cash from investing activities	(10,145,000)	830,000	(15,666,000)

See accompanying notes

American Shared Hospital Services
Consolidated Statements Of Cash Flows

	YEARS ENDED DECEMBER 31,
	2009	2008	2007
FINANCING ACTIVITIES
Principal payments on long-term debt	(6,808,000)	(8,090,000)	(4,777,000)
Principal payments on capital leases	(1,631,000)	(1,252,000)	(1,009,000)
Long term debt financing on purchase of property and equipment	811,000	2,352,000	16,997,000
Advances on line of credit	2,100,000	3,000,000	2,725,000
Payments on line of credit	(700,000)	(600,000)	(2,625,000)
Payment of dividends	—	—	(715,000)
Distributions to minority owners	(513,000)	(798,000)	(1,026,000)
Stock repurchase	(271,000)	(443,000)	—

Net cash from financing activities	(7,012,000)	(5,831,000)	9,570,000

Net change in cash and cash equivalents	(9,453,000)	3,946,000	2,388,000

CASH AND CASH EQUIVALENTS, beginning of year	10,286,000	6,340,000	3,952,000

CASH AND CASH EQUIVALENTS, end of year	$833,000	$10,286,000	$6,340,000

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$2,352,000	$2,898,000	$2,431,000
Cash paid for income taxes	$31,000	$261,000	$504,000

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Income tax effect from stock option exercise recorded to Additional paid-in capital	$—	$17,000	$(13,000)
Acquisition of equipment with capital lease financing	$4,716,000	$3,400,000	$—

See accompanying notes

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 1 – Business and Basis of Presentation
Business – American Shared Hospital Services (“ASHS” and, together with its subsidiaries, the “Company”), a California corporation, provides Leksell Gamma Knife® (“Gamma Knife”) units to nineteen medical centers in Arkansas, California, Connecticut, Florida, Illinois, Massachusetts, Mississippi, Nevada, New Jersey, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas and Wisconsin. The Company also provides Image Guided Radiation Therapy and related equipment to one medical center in Massachusetts.
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
Securities – The Company at times invests excess cash in short to long term fixed income marketable securities. It is the Company’s intent and ability to hold any such securities until maturity and they are therefore regarded as held-to-maturity investments. The value of securities

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 2 – Accounting Policies (Continued)
with maturity dates greater than three months to one year are considered current, and securities with maturity dates greater than one year are considered long-term securities and are classified accordingly on the balance sheet. Securities with maturity dates of three months or less are considered cash equivalents.
Certificate of deposit – As of December 31, 2009, the Company had a $9,000,000 principal investment in a certificate of deposit with a bank with an interest rate of 1.39% and a maturity date in August 2010.
Restricted cash – Restricted cash represents the minimum cash that, by agreement, must be maintained in GKF to fund operations.
Business and credit risk – The Company maintains its cash balances, which exceed federally insured limits, in financial institutions. At times, the Company’s securities are invested in short to long term fixed income securities that are not insured. Currently much of the Company’s cash is invested in a certificate of deposit. The Company has not experienced any losses and believes it is not exposed to any significant credit risk on cash, cash equivalents and securities. The Company monitors the financial condition of the financial institutions it uses on a regular basis.
All of the Company’s revenue is provided by nineteen customers. These customers constitute accounts receivable at December 31, 2009. The Company performs credit evaluations of its customers and generally does not require collateral. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in any particular geographic area.
Accounts receivable and doubtful accounts – Accounts receivable are recorded at net realizable value. An allowance for doubtful accounts is estimated based on historical collections plus an allowance for probable losses. Receivables are considered past due based on contractual terms and are charged off in the period that they are deemed uncollectible. Recoveries of receivables previously charged off are recorded as revenue when received.
Non-controlling interests - On January 1, 2009, the Company adopted authoritative guidance that establishes accounting and reporting standards for the non-controlling interest, previously referred to as minority interest, in a subsidiary. The guidance addresses the accounting for changes, both increases and decreases, in a parent’s ownership interest in a subsidiary, including the requirement that a retained non-controlling interest upon the deconsolidation of a subsidiary be initially measured at its fair value in determining the gain or loss resulting from the deconsolidation. The Company is required to report its non-controlling interests as a separate component of shareholders’ equity. The Company is also required to present the consolidated net income and the portion of the consolidated net income allocable to the non-controlling interests and to the shareholders of the Company separately in its consolidated statements of income. The

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 2 – Accounting Policies (Continued)
guidance also requires losses applicable to the non-controlling interest be allocated to the non-controlling interest even when those losses are in excess of the non-controlling interests’ investment basis. The provisions of the guidance are to be applied to existing non-controlling interests prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. The December 31, 2008 and 2007 financial statements have been restated to reflect the changes in presentation described above.
Property and equipment – Property and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, which for medical and office equipment is generally 3 – 15 years. The Company capitalized interest of $288,000 and $461,000 in 2009 and 2008, respectively, as costs of medical equipment.
The Company leases Gamma Knife and radiation therapy equipment to its customers under arrangements typically accounted for as operating leases. At December 31, 2009, the Company held equipment under operating lease contracts with customers with an original cost of $69,444,000 and accumulated depreciation of $34,318,000. At December 31, 2008, the Company held equipment under operating lease contracts with customers with an original cost of $67,803,000 and accumulated depreciation of $31,577,000.
Investment in convertible preferred stock – As of December 31, 2009 the Company has convertible preferred stock representing an approximate 3.7% interest in Still River Systems, Inc. (“Still River”), and accounts for this investment under the cost method. The cost of the Company’s cost-method investment in Still River was $2,617,000 as of December 31, 2009. The Company reviews its investment in Still River for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value of the investment may not be recoverable. See Note 4 – Convertible Preferred Stock Investment for further discussion.
Fair value of financial instruments – The carrying amounts of financial instruments, including cash and cash equivalents, securities, restricted cash, accounts receivable, accounts payable, and other accrued liabilities approximated their fair value as of December 31, 2009 and 2008 because of the relatively short maturity of these instruments. The fair value of the Company’s various debt obligations, discounted at currently available interest rates was approximately $25,746,000 and $28,789,000 at December 31, 2009 and 2008, respectively.
Revenue recognition - Revenue is recognized when services have been rendered and collectability is reasonably assured. There are no guaranteed minimum payments. The Company’s contracts are typically for a ten year term and are classified as either fee per use or retail. Retail arrangements are further classified as either turn-key or revenue sharing.
Revenue from fee per use contracts is recorded on a gross basis as determined by each hospital’s contracted rate. Under revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital. Revenue is recorded on a gross basis

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 2 – Accounting Policies (Continued)
and estimated based on historical experience. Under turn-key arrangements, the Company receives payment from the hospital in the amount of its reimbursement from third party payors, and is responsible for paying all the operating costs of the Gamma Knife. Revenue is recorded on a gross basis and estimated based on historical experience and hospital contracts with third party payors. Revenue estimates are reviewed periodically and adjusted as necessary. Revenue recognition is consistent with guidelines provided under the applicable accounting standards for revenue recognition.
Stock-based compensation – The Company measures all employee stock-based compensation awards using a fair value method and records such expense in its consolidated financial statements. See Note 9 for additional information on the Company’s stock-based compensation programs.
Income taxes – The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. See Note 8 for further discussion on income taxes.
Earnings per share – Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the year. Diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of options or warrants. The following table illustrates the computations of basic and diluted earnings per share for the years ended December 31, 2009, 2008 and 2007.

	2009	2008	2007
Numerator for basic and diluted earnings per share	$(188,000)	$477,000	$951,000

Denominator:
Denominator for basic earnings per share – weighted-average shares	4,656,000	4,990,000	5,025,000
Effect of dilutive securities
Employee stock options/restricted stock units	6,000	2,000	17,000

Denominator for diluted earnings per share – adjusted weighted- average shares	4,662,000	4,992,000	5,042,000

(Loss) earning per share – basic	$(0.04)	$0.10	$0.19

(Loss) earning per share – diluted	$(0.04)	$0.10	$0.19

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 2 – Accounting Policies (Continued)
In 2009, options outstanding to purchase 366,000 shares of common stock at an exercise price range of $2.96 – $6.50 per share were not included in the calculation of diluted earnings per share as the exercise price of the options was greater than the average market price of common stock during the year.
In 2008, options outstanding to purchase 618,000 shares of common stock at an exercise price range of $2.30 — $6.50 per share were not included in the calculation of diluted earnings per share as the exercise price of the options was greater than the average market price of common stock during the year.
In 2007, options outstanding to purchase 436,000 shares of common stock at an exercise price range of $2.76 — $6.50 per share were not included in the calculation of diluted earnings per share as the exercise price of the options was greater than the average market price of common stock during the year.
Business segment information - The Company, which engages in the business of leasing radiosurgery and radiation therapy equipment to health care providers, has one reportable segment, Medical Services Revenue.
Reclassifications – Certain reclassifications have been made to the 2008 balances to conform with the 2009 presentation.
Recent accounting pronouncements – The Financial Accounting Standards Board (“FASB”) approved Accounting Standards Codification (“ASC”) effective with interim and annual periods ending after September 15, 2009. ASC is now the single source of authoritative nongovernmental U.S. Generally Accepted Accounting Principles (“GAAP”). ASC supersedes all previous level (a) – (d) U.S. GAAP standards issued by a standard-setter, including FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related literature.
FASB ASC Topic 260, “Earnings Per Share.” On January 1, 2009, the Company adopted new authoritative accounting guidance under FASB ASC Topic 260, “Earnings Per Share,” which provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Adoption of the new guidance did not significantly impact the Company’s financial statements.
FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” New authoritative accounting guidance under ASC Topic 820, “Fair Value Measurements and Disclosures,” affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 2 – Accounting Policies (Continued)
the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. The Company adopted the new authoritative accounting guidance under ASC Topic 820 during the first quarter of 2009. Adoption of the new guidance did not significantly impact the Company’s financial statements.
Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC Topic 820 became effective for the Company’s financial statements beginning October 1, 2009 and had no impact on the Company’s financial statements.
FASB ASC Topic 825, “Financial Instruments.” New authoritative accounting guidance under ASC Topic 825, “Financial Instruments,” requires an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends prior guidance to require those disclosures in summarized financial information at interim reporting periods. The Company adopted this standard and included the disclosures beginning with their June 30, 2009 Form 10-Q.
FASB ASC Topic 810, “Consolidation.” New authoritative accounting guidance under ASC Topic 810, “Consolidation,” amended prior guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Under ASC topic 810, a non-controlling interest in a subsidiary, which is sometimes referred to as a minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, ASC Topic 810 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The new authoritative accounting guidance under ASC Topic 810 became effective for the Company on January 1, 2009 and did not have a significant impact on the company’s financial statements.
Further new authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity is insufficiently capitalized or is not controlled

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 2 – Accounting Policies (Continued)
through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.
FASB ASC Topic 320, “Investments-Debt and Equity Securities.” New authoritative accounting guidance under ASC Topic 320, “Investments- Debt and Equity Securities,” (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company adopted the provisions of the new authoritative accounting guidance under ASC Topic 320 during the second quarter of 2009. Adoption of the new guidance did not significantly impact the Company’s financial statements.
Note 3 – Property and Equipment
Property and equipment consists of the following:

	DECEMBER 31,
	2009	2008
Medical equipment and facilities	$73,643,000	$71,854,000
Office equipment	692,000	703,000
Deposits and construction in progress	3,602,000	2,953,000
Deposits towards purchase of proton beam systems	2,250,000	2,250,000

	80,187,000	77,760,000
Accumulated depreciation	(36,898,000)	(33,897,000)

Net property and equipment	$43,289,000	$43,863,000

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 3 – Property and Equipment (Continued)
As of December 31, 2009, the Company has equipment that is secured under capitalized leases with a total cost of approximately $17,091,000 which is included in Medical equipment and facilities, and associated accumulated depreciation totaling approximately $8,146,000.
As of December 31, 2009, the Company has $2,250,000 in deposits toward the purchase of three Monarch250™ proton beam radiation therapy (“PBRT”) systems from Still River Systems, Inc., a development-stage company. For the first two machines, the Company has a commitment to total deposits of $3,000,000 per machine until FDA approval is received, at which time the remaining balance is committed. The delivery dates for the first two machines are now anticipated to be in 2012 and 2013. For the third machine, the Company has a commitment to total deposits of $500,000 until FDA approval is received, at which time the remaining balance is committed. The Company has entered into a partnership agreement with a radiation oncology physician group, which has contributed $50,000 towards the deposits on the third machine. The Still River PBRT system is not commercially proven and there is no assurance FDA approval will be received. The Company reviews the carrying value of these deposits for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value may not be recoverable. See Note 13-Commitments and Contingencies for additional discussion on purchase commitments.
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
The Preferred Stock is convertible at any time at the option of the holder into shares of common stock of Still River at a conversion price, subject to certain adjustments, but initially set at the original purchase price. The Preferred Stock has voting rights equivalent to the number of common stock shares into which it is convertible, and holders of the Preferred Stock, subject to certain exceptions, have a pro-rata right to participate in subsequent stock offerings. In the event

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 4 – Convertible Preferred Stock Investment (Continued)
of liquidation, dissolution, or winding up of Still River, the Preferred Stock holders have preference to the holders of common stock, and any other class or series of stock that is junior to the Preferred Stock. Upon conversion of the Preferred Stock, the Company’s investment represents an approximate 3.7% interest in the common stock of Still River as of December 31, 2009. The Company does not have a Board of Directors seat with Still River.
The Company accounts for its investment in Still River under the cost method and evaluates the investment for impairment on a quarterly basis or as events or circumstances might indicate that the carrying value of the investment may not be recoverable. The Company reviewed its investment in Still River at December 31, 2009 in light of both current market conditions and the ongoing needs of Still River to raise cash to continue its development of the first compact, single room PBRT system.
In October 2008, Still River offered a Series D round of funding to raise cash for its next phase of development and continued manufacture of the prototype model of the proton beam unit. The offering was originally made at $1.30 per share, an increase over previous offerings, and in line with the continued development of the PBRT system. Due to the troubled economy and the scarcity of funds available at the time from investors, this series was finalized in February 2009 at $0.17 per share. The Company chose not to further invest in Still River at this time, choosing to use its cash towards future projects rather than equity positions. The Series D round of funding was originally committed at $33 million. Recently the Series D was restructured to a $30 million commitment in exchange for earlier advancement of funds. The lower price per share of the Series D offering could be viewed as a reasonable estimate of the fair value of our cost-method investment indicating our investment is impaired. The Company estimates that there is an unrealized loss (impairment) of approximately $1.2 million based on the issuance of the Series D funding compared to the Company’s cost of its investment. In assessing whether the impairment is other than temporary, we evaluated the length of time and extent to which market value has been below cost, the financial condition and near term prospects of Still River and our ability and intent to retain our investment for a period sufficient to allow for an anticipated recovery in the market value. The Company believes that this is a temporary situation brought on solely due to the recent downturn of the economy, and is not a reflection on the progress or viability of Still River or its PBRT design, and believes that our investment in Still River is temporarily impaired.
Note 5 – Long-Term Debt
Long-term debt consists primarily of 14 notes with financing companies, related to Gamma Knife and radiation therapy equipment, construction and installation, totaling $16,730,000. These notes accrue interest at fixed annual rates between 7.05% and 8.55%, are payable in 48 to 84 monthly installments, mature between March 2010 and April 2015, and are collateralized by the respective Gamma Knife units and radiation therapy equipment. As of December 31, 2009 and December 31, 2008 the Company was in compliance with all debt covenants required under

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 5 – Long-Term Debt (Continued)
notes with its lenders. The following are contractual maturities of long-term debt by year at December 31, 2009:

Year ending December 31,
2010	$4,894,000
2011	3,285,000
2012	2,925,000
2013	2,676,000
2014	2,619,000
Thereafter	331,000

$16,730,000

Note 6 – Obligations Under Capital Leases
The Company has five capital lease obligations with three financing companies, collateralized by Gamma Knife equipment having an aggregate net book value of approximately $8,945,000 at December 31, 2009. These obligations have stated interest rates ranging between 6.88% and 8.79%, are payable in 60 to 84 monthly installments, and mature between January 2012 and June 2016.
Future minimum lease payments, together with the present value of the net minimum lease payments under capital leases at December 31, 2009, are summarized as follows:

Net Present Value
of Minimum
Year ending December 31,	Lease Payments
2010	$2,450,000
2011	2,450,000
2012	1,876,000
2013	1,587,000
2014	1,321,000
Thereafter	1,286,000

Total capital lease payments	10,970,000
Less imputed interest	1,926,000

9,044,000
Less current portion	1,811,000

$7,233,000

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 7 – Line of Credit
The Company has a $9,000,000 renewable line of credit with a bank that is secured by cash and securities. The line of credit has been in place since June 2004 and has a maturity date of August 1, 2011. As of December 31, 2009, there was $7,900,000 borrowed against the line of credit.
Note 8 – Income Taxes
Effective January 1, 2007, the Company adopted accounting standards which prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.
The cumulative effect of adopting these standards is recognized as a change in accounting principle, and any adjustment required as the result of adoption would be recorded as an adjustment to the opening balance of retained earnings on January 1, 2007. The Company recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior periods, and no corresponding change in retained earnings, as the result of implementing these standards. Additionally, these accounting standards specify that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. The Company made no reclassifications between current taxes payable and long term taxes payable upon adoption of these standards. Also, the Company had no amounts of unrecognized tax benefits that, if recognized, would affect its effective income tax rate for the years ended December 31, 2009, 2008 and 2007.
The Company’s policy for deducting interest and penalties is to treat interest as interest expense and penalties as taxes. As of December 31, 2009, the Company had no amount accrued for the payment of interest and penalties related to unrecognized tax benefits.
The tax return years 1999 through 2009 remain open to examination by the major domestic taxing jurisdictions to which the Company is subject. Net operating losses generated on a tax return basis by the Company for calendar years 1999 through 2004 remain open to examination by the major domestic taxing jurisdictions.

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 8 – Income Taxes (continued)
Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2009 and 2008 are as follows:

	DECEMBER 31,
	2009	2008
Deferred tax liabilities:
Fixed assets	$(6,574,000)	$(5,882,000)

Total deferred tax liabilities	(6,574,000)	(5,882,000)

Deferred tax assets:
Net operating loss carryforwards	3,540,000	2,859,000
Accrued reserves	133,000	170,000
Other – net	401,000	561,000

Total deferred tax assets	4,074,000	3,590,000

Valuation allowance	(201,000)	—

Deferred tax assets net of valuation allowance	3,873,000	3,590,000

Net deferred tax liabilities	$(2,701,000)	$(2,292,000)

These amounts are presented in the financial statements as follows:

	DECEMBER 31,
	2009	2008
Current deferred tax assets	$219,000	$246,000
Deferred income taxes (non-current)	(2,920,000)	(2,538,000)

	$(2,701,000)	$(2,292,000)

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 8 — Income Taxes (continued)
The components of the provision for income taxes consist of the following:

	YEARS ENDED DECEMBER 31,
	2009	2008	2007
Current:
Federal	$(170,000)	$29,000	$82,000
State	8,000	140,000	379,000

Total current	(162,000)	169,000	461,000

Deferred:
Federal	348,000	299,000	469,000
State	61,000	66,000	(11,000)

Total deferred	409,000	365,000	458,000

	$247,000	$534,000	$919,000

The provision for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (34% in 2009, 2008 and 2007) to income before taxes as follows:

	YEARS ENDED DECEMBER 31,
	2009	2008	2007
Computed expected federal income tax	$20,000	$344,000	$630,000
State income taxes, net of federal benefit	90,000	159,000	216,000
Non-deductible expenses	48,000	48,000	23,000
Other	89,000	(17,000)	50,000

	$247,000	$534,000	$919,000

At December 31, 2009, the Company had net operating loss carryforwards for federal income tax return purposes of approximately $9,695,000 which expire between 2019 and 2029. The Company has net operating loss carryforwards for state income tax purposes of approximately $4,015,000 that begin to expire in 2011. A substantial part of this carryforward is subject to separate return limitations.
The Company’s ability to utilize its net operating loss carryforwards and other deferred tax assets may be limited in the event of a 50% or more ownership change within any three-year period. Future federal net operating losses generated by the Company can be carried forward for 20 years.

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 8 — Income Taxes (continued)
On September 30, 2008, the State of California enacted tax legislation on the utilization of net operating losses and credit limitations. Effective calendar year 2008, any California net operating losses that the Company generates will have a 20 year carryforward period and effective for calendar year 2011, will have a two year carryback period. In addition, for calendar years 2008 and 2009, the Company is unable to utilize California net operating losses as they are being temporarily disallowed as a result of this legislation. This may give rise to a tax expense for any such taxable income rising out of the disallowable two year period. Any disallowed California net operating losses that cannot be utilized during the disallowed period will be extended. For calendar year 2011, the carryback amount cannot exceed 50% of the net operating loss attributable to 2011, for calendar year 2012, the carryback amount cannot exceed 75% of the net operating loss attributable to 2012, and for calendar year 2013 and later, the carryback amount will be 100% of the net operating loss attributable to 2013 and later years.
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
Under the 2006 Plan, a total of 7,000 restricted stock units have been granted, consisting of annual automatic grants to non-employee directors. There have been no restricted stock units awarded outside the automatic grant program for non-employee directors.

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 9 — Shareholders’ Equity (Continued)
As of December 31, 2009, there are approximately 599,000 stock options issued and outstanding, of which approximately 97,000 shares were transferred from the previous plans. Approximately 284,000 stock options are vested as of December 31, 2009.
Changes in options outstanding under the Stock Option Plans during 2009 are as follows :

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
Options	of Options	Price	Term (Years)	Value
Balance at December 31, 2008	618,000	$3.72
Granted	11,000	$2.43
Exercised	—	$—
Forfeited	(30,000)	$3.40

Balance at December 31, 2009	599,000	$3.73	4.76	$—

Exercisable at December 31, 2009	284,000	$4.13	4.73	$—

The weighted average grant-date fair value of the options granted during the years 2009, 2008 and 2007 was $1.16, $0.84, and $1.24, respectively. The total intrinsic value of options exercised during the years ended December 31, 2009 and 2008 and 2007 was $0, $0 and $3,000, respectively.
There was no cash received from options exercised under any share-based payment arrangements for the years ended December 31, 2009, 2008 and 2007, and as a result, there was no actual tax benefit realized for tax deductions from option exercises in any of those years.

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 9 — Shareholders’ Equity (Continued)
A summary of the status of the Company’s non-vested shares as of December 31, 2009, and changes during the year ended December 31, 2009 is presented below:

		Weighted
		Average
	Number	Grant-Date
Nonvested Shares	of Options	Fair Value
Nonvested at January 1, 2009	419,000	$1.21
Granted	11,000	$1.16
Vested	(113,000)	$1.40
Forfeited	(2,000)	$1.23

Nonvested at December 31, 2009	315,000	$1.24

At December 31, 2009, there was approximately $273,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 Plan. This cost is expected to be recognized over a period of approximately five years.
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
The fair value of the Company’s option grants issued during 2009, 2008 and 2007 were estimated using assumptions for expected life, volatility, dividend yield, forfeiture rate, and risk-free interest rate which are specific to each award as summarized in the following table. The estimated fair value of the Company’s options is amortized over the period during which the optionee is required to provide service in exchange for the award, usually the vesting period.

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 9 — Shareholders’ Equity (Continued)
The fair value of the Company’s option grants under the 2006 Plan in 2009, 2008 and 2007 was estimated assuming the following weighted-average assumptions:

	2009	2008	2007
Expected life (years)	7.0	7.0	7.0
Expected forfeiture rate	0.0 - 2.0%	0.0 - 2.0%	0.0 - 2.0%
Expected volatility	111-121%	40.6 - 60.6%	40.6 - 60.6%
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	3.3 - 3.5%	3.6 - 3.7%	3.6 - 3.7%
Repurchase of Common Stock, Common Stock Warrants and Stock Options
In 1999 and 2001, the Board of Directors approved resolutions authorizing the Company to repurchase up to a total of 1,000,000 shares of its own stock on the open market, which the Board reaffirmed in 2008. During 2009 the Company repurchased approximately 119,000 shares of its stock, of which 70,000 shares were purchased from two of the Company’s officers. In 2008, the Company repurchased 316,000 shares of its stock. Prior to this, there had been no shares repurchased on the open market since the year ending December 31, 2001. There are approximately 81,000 shares remaining under this repurchase authorization.
Dividends
The Company did not pay or declare dividends in 2009 or 2008. In 2007, the Company paid quarterly dividends of $0.0475 per share in January, April and July, after which time the Board of Directors suspended payment of dividends to conserve cash for growth.
Note 10 — Retirement Plan
The Company has a defined-contribution retirement plan (the “Plan”) that allows for a matching safe harbor contribution. For 2009, the Board of Directors elected to match participant deferred salary contributions up to a maximum of 4% of the participant’s annual compensation. Matching contributions must be invested initially in shares of the Company’s stock. Discretionary profit sharing contributions are allowed under the Plan in years that the Board does not elect a safe harbor match. The Company has accrued approximately $48,000 for the estimated safe harbor matching contribution for the year ended December 31, 2009. The Company contributed $45,000 and $53,000 to the Plan for the safe harbor match for the years ended December 31, 2008 and December 31, 2007, respectively.

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 11 — Equipment Sales Revenue
In 2007, the Company agreed to sell to one of its existing Gamma Knife customers, one of the Gamma Knife units it had committed to purchase from the manufacturer, and this sale is recorded as Equipment sales revenue. The Company’s lease with the customer was amended to allow for the sale of the equipment and also allow for the lease revenue to the Company to continue under similar terms until the lease expired in January 2008. The net cost of the equipment purchased and the remaining net book value of the equipment that was traded in was recorded in Cost of equipment sales.
Note 12 — Operating Leases
The Company leases office space and equipment under operating leases expiring at various dates through 2012.
Future minimum payments under non-cancelable operating leases having initial terms of more than one year consisted of the following at December 31, 2009:

Year ending December 31,
2010	314,000
2011	125,000
2012	5,000

$444,000

Payments for repair and maintenance agreements incorporated in operating lease agreements are included in the future minimum operating lease payments shown above.
Rent expense was $437,000, $389,000, and $417,000 for the years ended December 31, 2009, 2008 and 2007, respectively, and includes the above operating leases as well as month-to-month rental and certain executory costs. The Company subleases a portion of its office space to two third parties for approximately $1,000 per month under month-to-month sublease agreements.
Note 13 — Commitments and Contingencies
As of December 31, 2009, the Company has commitments to purchase three PBRT systems, two Gamma Knife Perfexion systems and one Gamma Knife model 4C system. These commitments total approximately $47,350,000, and the Company has made deposits and progress payments totaling approximately $4,595,000 towards the purchase of this equipment. One Perfexion system is scheduled to be installed in 2010 at an existing customer site in connection with a seven year contract extension. The Gamma Knife model 4C system is intended for placement in late 2010 at the Company’s new customer site in Peru. The three PBRT systems currently have anticipated delivery dates in 2012 and later, pending FDA approval and certain construction milestones. The deposits and progress payments are classified as deposits and construction in progress under Property and Equipment.

American Shared Hospital Services
Notes to Consolidated Financial Statements
Note 14 — Major Customers
The Company’s revenue was provided by nineteen customers in 2009, twenty customers in 2008 and twenty-one customers in 2007. In 2009, two customers accounted for approximately 14% and 10% each of the Company’s total revenue. In 2008, three customers accounted for approximately 14%, 13% and 12% each of total revenue. In 2007, one customer accounted for approximately 13% of total revenue.
Note 15 — Subsequent Events
In February 2010, the Company entered into a six-year agreement with a new customer in Peru to provide a Gamma Knife 4C system, with an estimated installation date in fourth quarter 2010.
In February 2010, the Company entered into an agreement with an existing customer to extend the customer contract by a period of approximately two years beyond the term of its current contract.
In February 2010, the Company entered into an agreement with an existing customer to extend the customer contract by a period of approximately ten years beyond the term of its current contract, and to provide a Gamma Knife Perfexion system with an estimated installation date in third quarter 2010.

