Form 10-Q
period 2010-03-31
AMERICAN SHARED HOSPITAL SERVICES
filed 2010-05-17
CIK 744825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010 or

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
Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller reporting company ☒

As of April 1, 2010, there are outstanding 4,595,070 shares of the Registrant’s common stock.

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
ASSETS	March 31, 2010	December 31, 2009

Current assets:
Cash and cash equivalents	$552,000	$833,000
Restricted cash	50,000	50,000
Certificate of deposit	9,000,000	9,000,000
Accounts receivable, net of allowance for doubtful accounts of $100,000 in 2010and $100,000 in 2009	3,984,000	3,817,000
Other receivables	89,000	60,000
Prepaid expenses and other current assets	548,000	495,000
Current deferred tax assets	219,000	219,000

Total current assets	14,442,000	14,474,000

Property and equipment:
Medical equipment and facilities	73,643,000	73,643,000
Office equipment	692,000	692,000
Deposits and construction in progress	9,006,000	5,852,000
	83,341,000	80,187,000
Accumulated depreciation and amortization	(38,398,000)	(36,898,000)
Net property and equipment	44,943,000	43,289,000

Investment in preferred stock	2,617,000	2,617,000
Other assets	225,000	241,000

Total assets	$62,227,000	$60,621,000

LIABILITIES AND	(unaudited)	(audited)
SHAREHOLDERS' EQUITY	March 31, 2010	December 31, 2009

Current liabilities:
Accounts payable	$238,000	$318,000
Employee compensation and benefits	131,000	199,000
Other accrued liabilities	667,000	755,000

Current portion of long-term debt	4,419,000	4,894,000
Current portion of obligations under capital leases	1,846,000	1,811,000

Total current liabilities	7,301,000	7,977,000

Long-term debt, less current portion	11,039,000	11,836,000
Long-term capital leases, less current portion	9,802,000	7,233,000
Advances on line of credit	8,300,000	7,900,000

Deferred income taxes	2,920,000	2,920,000

Shareholders' equity:
Common stock (4,595,000 shares at March 31, 2010 and 4,595,000 shares at December 31, 2009)	8,606,000	8,606,000
Additional paid-in capital	4,621,000	4,593,000
Retained earnings	6,213,000	6,205,000
Total equity-American Shared Hospital Services	19,440,000	19,404,000
Non-controlling interest in subsidiary	3,425,000	3,351,000
Total shareholders' equity	22,865,000	22,755,000

Total liabilities and shareholders' equity	$62,227,000	$60,621,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended March 31,
	2010	2009

Medical services revenue	$4,088,000	$4,167,000

Costs of revenue:

Maintenance and supplies	369,000	395,000

Depreciation and amortization	1,484,000	1,624,000

Other direct operating costs	536,000	551,000

	2,389,000	2,570,000

Gross Margin	1,699,000	1,597,000

Selling and administrative expense	1,061,000	993,000

Transaction costs	-	197,000

Interest expense	481,000	483,000

Operating income (loss)	157,000	(76,000)

Interest and other income	31,000	34,000

Income (loss) before income taxes	188,000	(42,000)

Income tax expense (benefit)	11,000	(93,000)

Net income	177,000	51,000
Less: Net income attributable to non-controlling interest	(169,000)	(145,000)

Net income (loss) attributable to American Shared Hospital Services	$8,000	$(94,000)

Net income (loss) per share:

Earnings per common share - basic	$-	$(0.02)

Earnings per common share - assuming dilution	$-	$(0.02)

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	PERIODS ENDED DECEMBER 31, 2008 AND 2009 AND MARCH 31, 2010
			Additional			Non-controlling
	Common	Common	Paid-in	Retained	Sub-Total	Interest in
	Shares	Stock	Capital	Earnings	ASHS	Subsidiary	Total

Balances at January 1, 2008 (audited)	5,026,000	$9,320,000	$4,304,000	$5,916,000	$19,540,000	$3,153,000	$22,693,000

Repurchase of common stock	(316,000)	(443,000)	-	-	(443,000)	-	(443,000)

Stock based compensation expense	2,000	-	137,000	-	137,000	-	137,000

True-up tax benefit from share-based payment arrangements	-	-	17,000	-	17,000	-	17,000

Cash distributions to non-controlling interest	-	-	-	-	-	(798,000)	(798,000)

Net income	-	-	-	477,000	477,000	855,000	1,332,000

Balances at December 31, 2008 (audited)	4,712,000	8,877,000	4,458,000	6,393,000	19,728,000	3,210,000	22,938,000

Repurchase of common stock	(119,000)	(271,000)	-	-	(271,000)	-	(271,000)

Stock based compensation expense	2,000	-	135,000	-	135,000	-	135,000

Cash distributions to non-controlling interest	-	-	-	-	-	(513,000)	(513,000)

Net income (loss)	-	-	-	(188,000)	(188,000)	654,000	466,000

Balances at December 31, 2009 (audited)	4,595,000	8,606,000	4,593,000	6,205,000	19,404,000	3,351,000	22,755,000

Stock based compensation expense	-	-	28,000	-	28,000	-	28,000

Cash distributions to non-controlling interest	-	-	-	-	-	(95,000)	(95,000)

Net income	-	-	-	8,000	8,000	169,000	177,000

Balances at March 31, 2010 (unaudited)	4,595,000	$8,606,000	$4,621,000	$6,213,000	$19,440,000	$3,425,000	$22,865,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months ended March 31,
	2010	2009
Operating activities:
Net income	$177,000	$51,000

Adjustments to reconcile net income to net cash from operating activities:

Depreciation and amortization	1,516,000	1,647,000

Stock based compensation expense	28,000	33,000

Changes in operating assets and liabilities:

Receivables	(196,000)	(53,000)

Prepaid expenses and other assets	(53,000)	(154,000)

Accounts payable and accrued liabilities	(236,000)	(62,000)

Net cash from operating activities	1,236,000	1,462,000

Investing activities:
Payment for purchase of property and equipment	(110,000)	(539,000)

Net cash from investing activities	(110,000)	(539,000)

Financing activities:
Cash distribution to non-controlling interest	(95,000)	(114,000)

Advances on line of credit	400,000	400,000

Stock repurchase	-	(46,000)

Principal payments on capital leases	(440,000)	(395,000)

Principal payments on long-term debt	(1,272,000)	(1,508,000)

Net cash from financing activities	(1,407,000)	(1,663,000)

Net change in cash and cash equivalents	(281,000)	(740,000)

Cash and cash equivalents at beginning of period	833,000	10,286,000

Cash and cash equivalents at end of period	$552,000	$9,546,000

Supplemental cash flow disclosure:
Cash paid during the period for:

Interest	$572,000	$579,000

Income taxes	$29,000	$38,000

Schedule of non-cash investing and financing activities
Acquisition of equipment with capital lease financing	$3,044,000	$-

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly American Shared Hospital Services’ consolidated financial position as of March 31, 2010 and the results of its operations for the three month periods ended March 31, 2010 and 2009, which results are not necessarily indicative of results on an annualized basis.  Consolidated balance sheet amounts as of December 31, 2009 have been derived from audited financial statements.

These unaudited consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2009 included in the Company’s 10-K filed with the Securities and Exchange Commission.

These financial statements include the accounts of American Shared Hospital Services (the “Company”) and its wholly-owned subsidiaries:  OR21, Inc. (“OR21”); MedLeader.com, Inc. (“MedLeader”); American Shared Radiosurgery Services (“ASRS”); and ASRS majority-owned subsidiary, GK Financing, LLC (“GK Financing”).

The Company through its majority-owned subsidiary, GK Financing, provided Gamma Knife units to nineteen medical centers as of March 31, 2010 in Arkansas, California, Connecticut, Florida, Illinois, Massachusetts, Mississippi, Nevada, New Jersey, New Mexico, New York, Tennessee, Oklahoma, Ohio, Pennsylvania, Texas and Wisconsin.

The Company also directly provides radiation therapy and related equipment, including Intensity Modulated Radiation Therapy (“IMRT”), Image Guided Radiation Therapy (“IGRT”) and a CT Simulator to the radiation therapy department at an existing Gamma Knife site.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2.	Per Share Amounts

Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding.  For the three months ended March 31, 2010 basic earnings per share was computed using 4,595,000 common shares and diluted earnings per share was computed using 4,600,000 common shares and equivalents.  For the three months ended March 31, 2009 basic earnings per share and diluted earnings per share were both computed using 4,710,000 common shares.  The computation for 2010 excluded approximately 587,000 of the Company’s stock options because the strike price of the options was higher than the average market price during the quarter.  The computation for 2009 excluded all stock options issued because the effect of including them would be anti-dilutive because of the net loss for the quarter.

Note 3.	Stock-based Compensation

On September 28, 2006, the Company’s shareholders approved the 2006 Stock Incentive Plan (the “2006 Plan”) under which 750,000 shares of the Company’s common stock are reserved for issuance of shares to officers of the Company, other key employees, non-employee directors, and advisors.  The 2006 Plan serves as successor to the Company’s previous two stock-based employee compensation plans, the 1995 and 2001 Stock Option Plans.  The shares reserved under those two plans, including the shares of common stock subject to currently outstanding options under the plans, were transferred to the 2006 Plan, and no further grants or share issuances will be made under the 1995 Plan or 2001 Plans.  Under the 2006 Plan, there are 2,000 restricted stock units granted, consisting of annual automatic grants to non-employee directors, and approximately 599,000 options granted, of which approximately 339,000 options are vested, as of March 31, 2010.

Compensation expense associated with the Company’s stock-based awards to employees is calculated using the Black-Scholes valuation model.  The Company’s stock-based awards have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the present value estimates.  The estimated fair value of the Company’s option grants are estimated using assumptions for expected life, volatility, dividend yield, and risk-free interest rate which are specific to each award.  The estimated fair value of the Company’s options is amortized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period.  Accordingly, stock-based compensation cost before income tax effect in the amount of approximately $28,000 is reflected in first quarter 2010 net income, compared to approximately $33,000 in the same period in the prior year.  There were no options issued and no options exercised during the three month period ended March 31, 2010.  There were no excess tax benefits to report.

Note 4.	Convertible Preferred Stock Investment

As of March 31, 2010 the Company has a $2,617,000 investment in the convertible preferred stock (“Preferred Stock”) of Still River Systems, Inc. (“Still River”), representing an approximate 3.7% interest in Still River.  The Company accounts for this investment under the cost method.

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

The Company carries its investment in Still River at cost and reviews it for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value of the investment may not be recoverable.  The Company evaluated this investment for impairment at December 31, 2009 and reviewed it at March 31, 2010 in light of both current market conditions and the ongoing needs of Still River to raise cash to continue its development of the first compact, single room PBRT system.

During the first quarter of 2009, Still River proposed a Series D round of financing to raise cash, which it was able to do, but at a per share price lower than the Company’s cost basis investment.  The Company calculated that, based on the Series D funding, there is an unrealized loss of approximately $1.2 million compared to the Company’s cost of its investment.  However, based on its analysis, the Company believes that this investment is only temporarily impaired.  The Company believes that this is a temporary situation brought on solely due to the recent downturn of the economy, and is not a reflection on the progress or viability of Still River or its PBRT design, and believes that its investment in Still River is temporarily impaired.  It is the Company’s intent to hold this investment for a reasonable period of time sufficient for a recovery of the investment’s fair value; therefore the Company does not consider that this investment to be other-than-temporarily impaired at March 31, 2010.

Note 5.	Line of Credit

The Company amended its line of credit with the Bank of America (the “Bank”), which was increased from $8,000,000 to $9,000,000 and extended for a two year period on August 1, 2009.  The line of credit is drawn on from time to time as needed for equipment purchases and working capital.  Amounts drawn against the line of credit are at an interest rate per year equal to the Bank’s Prime Rate, or alternately the LIBOR rate plus 1.50 percentage points, and are secured by the Company’s cash invested with the Bank.  The weighted average interest rate during the first quarter 2010 was 1.93%.  At March 31, 2010, $8,300,000 was borrowed against the line of credit.

Note 6.	Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and other accrued liabilities approximated their fair value as of March 31, 2010 and December 31, 2009 because of the relatively short maturity of these instruments.  The fair value of the Company’s various debt obligations, discounted at currently available interest rates was approximately $27,084,000 and $25,746,000 at March 31, 2010 and December 31, 2009, respectively.

Note 7.	Repurchase of Common Stock

In 1999 and 2001, the Board of Directors approved resolutions authorizing the Company to repurchase up to a total of 1,000,000 shares of its own stock on the open market, and in 2008 the Board reaffirmed this authorization.  The Company did not repurchase any of its stock during first quarter 2010, but repurchased approximately 119,000 shares of its stock during 2009.  There are approximately 81,000 shares remaining under this repurchase authorization.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report to the Securities and Exchange Commission may be deemed to contain certain forward-looking statements with respect to the financial condition, results of operations and future plans of American Shared Hospital Services, which involve risks and uncertainties including, but not limited to, the risks of the Gamma Knife and radiation therapy businesses, the risks of developing The Operating Room for the 21st Century® program, and the risks of investing in a development-stage company, Still River Systems, Inc. (“Still River”), without a proven product.  Further information on potential factors that could affect the financial condition, results of operations and future plans of American Shared Hospital Services is included in the filings of the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 2, 2010.

Medical services revenue decreased by $79,000 to $4,088,000 for the three month period ended March 31, 2010 from $4,167,000 for the three month period ended March 31, 2009.  The decrease is primarily due to one Gamma Knife unit that performed zero procedures due to physician turnover at the site, and a slight shift in volume during the quarter to Gamma Knife sites with relatively lower payment rates per procedure compared to the same quarter in 2009, since total procedures increased compared to the same period in 2009.  As a result, revenue from Gamma Knife operations decreased by $36,000 to $3,788,000 for the three month period ended March 31, 2010 compared to $3,824,000 for the three month period ended March 31, 2009.  Revenue from the Company’s radiation therapy contract decreased by $43,000 to $300,000 in the first quarter 2010 from $343,000 in the first quarter 2009.

The Company had nineteen Gamma Knife units in operation at both March 31, 2010 and March 31, 2009.  Fourteen of the Company’s nineteen current Gamma Knife customers are under fee-per-use contracts, and five customers are under retail arrangements.  Retail arrangements are further classified as either turn-key or revenue sharing.  Revenue from fee per use contracts is recorded on a gross basis as determined by each hospital’s contracted rate.  Under turn-key arrangements, the Company receives payment from the hospital in the amount of its reimbursement from third party payors, and is responsible for paying all the operating costs of the Gamma Knife.  Revenue is recorded on a gross basis and estimated based on historical experience and hospital contracts with third party payors.  For revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital.  The gross amount the Company expects to receive is recorded as revenue and estimated based on historical experience.

The equipment provided under the Company’s contract to provide additional radiation therapy and related equipment services to an existing Gamma Knife customer began operation in September 2007.  This contract is considered a retail arrangement and revenue is recorded on a revenue sharing basis.

The number of Gamma Knife procedures increased by 7 to 438 in first quarter 2010 from 431 in the same quarter in the prior year.  This increase was primarily due to generally higher patient volumes at most sites, partially offset by no procedures performed at one of the Company’s retail sites due to physician turnover.

Total costs of revenue decreased by $181,000 to $2,389,000 for the three month period ended March 31, 2010 from $2,570,000 for the three month period ended March 31, 2009.  Maintenance and supplies decreased by $26,000 for the three month period ended March 31, 2010 compared to the same period in the prior year, primarily due lower costs for repairs and maintenance that were not covered by maintenance contracts.  Contract maintenance cost was approximately the same in both periods.  Depreciation and amortization decreased by $140,000 for the three month period ended March 31, 2010 compared to the same period in the prior year primarily due to a change in the asset life of one Gamma Knife unit because the contract with the customer was extended.  In addition, depreciation on another Gamma Knife unit was stopped because its remaining value was less than the trade-in allowance towards a new Perfexion unit that is scheduled to be installed at that site in third quarter 2010.  Other direct operating costs decreased by $15,000 for the three month period ended March 31, 2010 compared to the same period in the prior year primarily due to lower insurance expense and operating costs in connection with the Company’s retail sites, partially offset by higher site specific marketing related costs.

Selling and administrative costs increased by $68,000 to $1,061,000 for the three month period ended March 31, 2010 from $993,000 for the three month period ended March 31, 2009.  This increase was primarily due to increased legal fees in connection with developing new business.

There were no transaction costs during the three month period ended March 31, 2010 compared to $197,000 for the three month period ended March 31, 2009.  The transaction costs in 2009 were legal, accounting, investment banking and other costs related to discussions the Company had with two parties concerning the possible sale of its 81% interest in GKF, one of which provided indicative pricing for the interest that would have been attractive to the Company if it were to sell its interest in GK Financing.  In May 2009, the Company announced that the parties failed to reach an agreement and that the negotiations had terminated.

Interest expense decreased by $2,000 to $481,000 for the three month period ended March 31, 2010 from $483,000 for the three month period ended March 31, 2009.  Lower interest expense on debt relating to the more mature Gamma Knife units was partially offset by increased interest expense from new financing obtained in 2009 on two Gamma Knife units.  The mature units have lower interest expense because interest expense decreases as the outstanding principal balance of each loan is reduced.  The reduced interest expense on debt financing was also partially offset by increased interest expense on the Company’s line of credit with a bank and other interest.

Interest and other income decreased by $3,000 to $31,000 for the three month period ended March 31, 2010 from $34,000 for the three month period ended March 31, 2009 primarily due to a slight reduction in interest income.

The Company had income tax expense of $11,000 in the first quarter 2010 compared to an income tax benefit of $93,000 in the first quarter 2009.  This is due to income before income taxes of $188,000 in the first quarter 2010 compared to a loss before income taxes of $42,000 in the first quarter 2009.  Based on the Company’s current estimated effective income tax rate for 2010, a 59% income tax rate was applied to the first quarter 2010 compared to a 50% income tax benefit in first quarter 2009.

Net income attributable to non-controlling interest increased by $24,000 to $169,000 for the three month period ended March 31, 2010 from $145,000 for the three month period ended March 31, 2009 due to increased profitability of GK Financing.  Non-controlling interest represents the 19% interest of GK Financing owned by a third party.

The Company had net income of $8,000, or $0.00 per diluted share, for the three month period ended March 31, 2010 compared to a net loss of $94,000, or ($0.02) per diluted share, in the same period in the prior year.  The increase was primarily due to reduced costs of revenue and no transaction costs compared to the prior year.  This was partially offset by lower medical services revenue, higher selling and administrative costs and increased income tax expense.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $552,000 at March 31, 2010 compared to $833,000 at December 31, 2009.  The Company’s cash position decreased by $281,000 due to payments for the purchase of property and equipment of $110,000, principal payments on long term debt and capital leases of $1,712,000 and distributions to minority owners of $95,000.  These decreases were partially offset by net cash from operating activities of $1,236,000 and advances on the Company’s line of credit with a bank of $400,000.

The Company as of March 31, 2009 had shareholders’ equity of $22,865,000, working capital of $7,141,000 and total assets of approximately $62,227,000.

The Company has scheduled interest and principal payments under its debt obligations of approximately $5,466,000 and scheduled capital lease payments of approximately $2,450,000 during the next 12 months.  The Company believes that its cash flow from operations and cash resources are adequate to meet its scheduled debt and capital lease obligations during the next 12 months.

The Company has a two year renewable $9,000,000 line of credit with a bank, available as needed for equipment purchases and working capital.  Amounts drawn against the line of credit are secured by the Company’s cash invested with the bank.  At March 31, 2010 there was $8,300,000 drawn against the line of credit.

As of March 31, 2010, the Company has a $9,000,000 principal investment in a certificate of deposit with a bank with an interest rate of 1.39% and a maturity date in August 2010.

Commitments

The Company has a $2,617,000 preferred stock investment in Still River Systems, Inc., a development stage company, which is considered a long-term investment on the balance sheet and is recorded at cost. As of March 31, 2010, the Company also has $2,250,000 in deposits toward the purchase of three Monarch250 proton beam radiation therapy (PBRT) systems from Still River.  For the first two machines, the Company has a commitment to total deposits of $3,000,000 per machine until FDA approval is received, at which time the remaining balance is committed.  The delivery dates for the first two machines are anticipated to be in 2011 and 2012.  For the third machine, the Company has a commitment to total deposits of $500,000 until FDA approval is received, at which time the remaining balance is committed.  The Company has entered into an agreement with a radiation oncology physician group, which has contributed $50,000 towards the deposits on the third machine.  The Still River PBRT system is not commercially proven and there is no assurance FDA approval will be received.

The Company has made deposits totaling $5,390,000 towards the purchase of a Gamma Knife Perfexion unit at a site still to be determined, two additional Gamma Knife Perfexion units to be installed at existing Gamma Knife sites in second and third quarter 2010, and an LGK Model 4 Gamma Knife, expected to be installed in fourth quarter 2010 at a new customer site.

Including the commitments for the three Monarch250 systems, the three Perfexion units and the LGK Model 4 Gamma Knife, the Company has total remaining commitments to purchase equipment in the amount of approximately $43,000,000.  It is the Company’s intent to finance these purchase commitments as needed, and has obtained financing for the Gamma Knife Perfexion unit projected to be installed in second quarter 2010.  However, due to the current economic and credit market conditions, in recent months it has been more difficult to obtain financing for the Company’s projects.  The Company expects that it will not receive financing commitments from a lender for its PBRT systems until Still River obtains FDA approval on the Monarch250.  As such, there can be no assurance that financing will be available for the Company’s current or future projects, or at terms that are acceptable to the Company.

Impairment Evaluation of Still River

The Company carries its investment in Still River at cost and reviews it for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value of the investment may not be recoverable.  The Company evaluated this investment for impairment at December 31, 2009 and reviewed it at March 31, 2010 in light of both current market conditions and the ongoing needs of Still River to raise cash to continue its development of the first compact, single room PBRT system.

During the first quarter of 2009, Still River proposed a Series D round of financing to raise cash, which it was able to do, but at a per share price lower than the Company’s cost basis investment.  The Company calculated that, based on the Series D funding, there is an unrealized loss of approximately $1.2 million compared to the Company’s cost of its investment.  However, based on its analysis, the Company believes that this investment is only temporarily impaired.  It is the Company’s intent to hold this investment for a reasonable period of time sufficient for a recovery of the investment’s fair value; therefore the Company does not consider that this investment to be other-than-temporarily impaired at March 31, 2010, based in part on the following:

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

•
Still River has built the first three units of the magnet and other cyclotron subsystems, has completed the manufacture/assembly of the gantry system, and demonstrated integrated software control of all cyclotron operations on the prototype unit, with installation of the prototype unit projected to be finalized in early 2011.

•	Still River completed and passed the cold mass test on the prototype unit, which is considered a major milestone and an integral part of the process towards gaining FDA approval.
•	Still River is currently in the beam extraction test phase, and projects that the beam extraction test will be completed in second quarter 2010.
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

The Company does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage or prepayment features.  The Company does not have affiliation with partnerships, trust or other entities whose purpose is to facilitate off-balance sheet financial transactions or similar arrangements, and therefore has no exposure to the financing, liquidity, market or credit risks associated with such entities.  At March 31, 2010 the Company had no significant long-term, market-sensitive investments.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934.  These controls and procedures are designed to ensure that material information relating to the company and its subsidiaries is communicated to the chief executive officer and the chief financial officer.  Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of March 31, 2010, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the chief executive officer and the chief financial officer, and recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.
None.

Item 1A.	Risk Factors
There are no changes from those listed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

AMERICAN SHARED HOSPITAL SERVICES
Registrant

Date: May 17, 2010	/s/ Ernest A. Bates, M.D.
Ernest A. Bates, M.D.
Chairman of the Board and Chief Executive Officer

Date: May 17, 2010	/s/ Craig K. Tagawa
Craig K. Tagawa
Senior Vice President
Chief Operating and Financial Officer