Form 10-Q
period 2010-06-30
AMERICAN SHARED HOSPITAL SERVICES
filed 2010-08-16
CIK 744825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010 or

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
  Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller reporting company ☒

As of August 1, 2010, there are outstanding 4,597,070 shares of the Registrant’s common stock.

PART I - FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
ASSETS	June 30, 2010	December 31, 2009

Current assets:
Cash and cash equivalents	$527,000	$833,000
Restricted cash	50,000	50,000
Certificate of deposit	9,000,000	9,000,000
Accounts receivable, net of allowance for doubtful accounts of $100,000 in 2010 and $100,000 in 2009	4,067,000	3,817,000

Other receivables	190,000	60,000
Prepaid expenses and other assets	512,000	495,000
Current deferred tax assets	219,000	219,000

Total current assets	14,565,000	14,474,000

Property and equipment:
Medical equipment and facilities	74,741,000	73,643,000
Office equipment	692,000	692,000
Deposits and construction in progress	5,994,000	5,852,000
	81,427,000	80,187,000
Accumulated depreciation and amortization	(37,304,000)	(36,898,000)
Net property and equipment	44,123,000	43,289,000

Investment in preferred stock	2,617,000	2,617,000
Other assets	213,000	241,000

Total assets	$61,518,000	$60,621,000

LIABILITIES AND	(unaudited)	(audited)
SHAREHOLDERS' EQUITY	June 30, 2010	December 31, 2009

Current liabilities:
Accounts payable	$248,000	$318,000
Employee compensation and benefits	187,000	199,000
Other accrued liabilities	587,000	755,000

Current portion of long-term debt	4,279,000	4,894,000
Current portion of obligations under capital leases	2,278,000	1,811,000

Total current liabilities	7,579,000	7,977,000

Long-term debt, less current portion	10,210,000	11,836,000
Long-term capital leases, less current portion	9,394,000	7,233,000
Advances on line of credit	8,500,000	7,900,000

Deferred income taxes	2,920,000	2,920,000

Shareholders' equity:
Common stock (4,597,000 shares at June 30, 2010 and 4,595,000 shares at December 31, 2009)	8,606,000	8,606,000
Additional paid-in capital	4,649,000	4,593,000
Retained earnings	6,216,000	6,205,000
Total equity-American Shared Hospital Services	19,471,000	19,404,000
Non-controlling interest in subsidiary	3,444,000	3,351,000
Total shareholders' equity	22,915,000	22,755,000

Total liabilities and shareholders' equity	$61,518,000	$60,621,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2010	2009	2010	2009

Medical services revenue	$4,155,000	$4,583,000	$8,243,000	$8,750,000

Costs of revenue:

Maintenance and supplies	446,000	398,000	815,000	793,000

Depreciation and amortization	1,477,000	1,627,000	2,961,000	3,251,000

Other direct operating costs	482,000	640,000	1,018,000	1,191,000

	2,405,000	2,665,000	4,794,000	5,235,000

Gross Margin	1,750,000	1,918,000	3,449,000	3,515,000

Selling and administrative expense	1,083,000	1,002,000	2,144,000	1,995,000

Transaction costs	0	123,000	0	320,000

Interest expense	503,000	529,000	984,000	1,012,000

Operating income	164,000	264,000	321,000	188,000

Other income (expense)	31,000	(18,000)	62,000	16,000

Income before income taxes	195,000	246,000	383,000	204,000

Income tax expense (benefit)	21,000	28,000	32,000	(65,000)

Net income	174,000	218,000	351,000	269,000
Less: Net income attributable to non-controlling interest	(171,000)	(192,000)	(340,000)	(337,000)

Net income (loss) attributable to American Shared Hospital Services	$3,000	$26,000	$11,000	$(68,000)

Net income (loss) per share:

Earnings per common share - basic	$-	$0.01	$-	$(0.01)

Earnings per common share - assuming dilution	$-	$0.01	$-	$(0.01)

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	PERIODS ENDED DECEMBER 31, 2008 AND 2009 AND JUNE 30, 2010
			Additional			Non-controlling
	Common	Common	Paid-in	Retained	Sub-Total	Interest in
	Shares	Stock	Capital	Earnings	ASHS	Subsidiary	Total
Balances at January 1, 2008 (audited)	5,026,000	$9,320,000	$4,304,000	$5,916,000	$19,540,000	$3,153,000	$22,693,000
Repurchase of common stock	(316,000)	(443,000)	-	-	(443,000)	-	(443,000)
Stock based compensation expense	2,000	-	137,000	-	137,000	-	137,000
True-up tax benefit from share-based payment arrangements	-	-	17,000	-	17,000	-	17,000
Cash distributions to non-controlling interest	-	-	-	-	-	(798,000)	(798,000)
Net income	-	-	-	477,000	477,000	855,000	1,332,000
Balances at December 31, 2008 (audited)	4,712,000	8,877,000	4,458,000	6,393,000	19,728,000	3,210,000	22,938,000
Repurchase of common stock	(119,000)	(271,000)	-	-	(271,000)	-	(271,000)
Stock based compensation expense	2,000	-	135,000	-	135,000	-	135,000
Cash distributions to non-controlling interest	-	-	-	-	-	(513,000)	(513,000)
Net income (loss)	-	-	-	(188,000)	(188,000)	654,000	466,000
Balances at December 31, 2009 (audited)	4,595,000	8,606,000	4,593,000	6,205,000	19,404,000	3,351,000	22,755,000
Stock based compensation expense	2,000	-	56,000	-	56,000	-	56,000
Cash distributions to non-controlling interest	-	-	-	-	-	(247,000)	(247,000)
Net income	-	-	-	11,000	11,000	340,000	351,000
Balances at June 30, 2010 (unaudited)	4,597,000	$8,606,000	$4,649,000	$6,216,000	$19,471,000	$3,444,000	$22,915,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months ended June 30,
	2010	2009
Operating activities:
Net income	$351,000	$269,000

Adjustments to reconcile net income to net cash from operating activities:

Depreciation and amortization	3,021,000	3,298,000

Stock based compensation expense	56,000	68,000

Changes in operating assets and liabilities:

Receivables	(380,000)	304,000

Prepaid expenses and other assets	(17,000)	(128,000)

Accounts payable and accrued liabilities	(250,000)	13,000

Net cash from operating activities	2,781,000	3,824,000

Investing activities:
Payment for purchase of property and equipment	(249,000)	(614,000)

Net cash from investing activities	(249,000)	(614,000)

Financing activities:
Cash distribution to non-controlling interest	(247,000)	(209,000)

Advances on line of credit	600,000	1,000,000

Stock repurchase	-	(94,000)

Principal payments on capital leases	(950,000)	(798,000)

Principal payments on long-term debt	(2,241,000)	(3,534,000)

Net cash from financing activities	(2,838,000)	(3,635,000)

Net change in cash and cash equivalents	(306,000)	(425,000)

Cash and cash equivalents at beginning of period	833,000	10,286,000

Cash and cash equivalents at end of period	$527,000	$9,861,000

Supplemental cash flow disclosure:
Cash paid during the period for:

Interest	$1,188,000	$1,074,000

Income taxes	$53,000	$51,000

Schedule of non-cash investing and financing activities
Acquisition of equipment with capital lease financing	$3,578,000	$4,715,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.             Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly American Shared Hospital Services’ consolidated financial position as of June 30, 2010 and the results of its operations for the three and six month periods ended June 30, 2010 and 2009, which results are not necessarily indicative of results on an annualized basis.  Consolidated balance sheet amounts as of December 31, 2009 have been derived from audited financial statements.

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

The Company through its majority-owned subsidiary, GK Financing, provided Gamma Knife units to nineteen medical centers as of June 30, 2010 in Arkansas, California, Connecticut, Florida, Illinois, Massachusetts, Mississippi, Nevada, New Jersey, New Mexico, New York, Tennessee, Oklahoma, Ohio, Pennsylvania, Texas and Wisconsin.

The Company also directly provides radiation therapy and related equipment, including Intensity Modulated Radiation Therapy (“IMRT”), Image Guided Radiation Therapy (“IGRT”) and a CT Simulator to the radiation therapy department at an existing Gamma Knife site.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2.             Per Share Amounts

Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding.  For the three and six months ended June 30, 2010 basic earnings per share was computed using 4,597,000 and 4,595,000 common shares, respectively, and diluted earnings per share was computed using 4,607,000 and 4,603,000 common shares and equivalents, respectively.  For the three and six months ended June 30, 2009 basic earnings per share was computed using 4,688,000 and 4,699,000 common shares, respectively, and diluted earnings per share was computed using 4,690,000 and 4,699,000 common shares and equivalents, respectively.

The computation for the three and six month periods ended June 30, 2010 excluded approximately 360,000 of the Company’s stock options because the exercise price of the options was higher than the average market price during the quarter.  The computation for the three month period ended June 30, 2009 excluded approximately 591,000 of the Company’s stock options because the exercise price of the options was higher than the average market price during the quarter.  The computation for the six month period ended June 30, 2009 excluded all stock options issued since the effect of including them would be anti-dilutive because of the net loss.

Note 3.             Stock-based Compensation

On June 2, 2010, the Company’s shareholders approved an amendment and restatement of the 2006 Stock Incentive Plan (the “2006 Plan”). Among other things, the amendment and restatement increased the number of shares of the Company’s common stock reserved for issuance under the 2006 Plan by an additional 880,000 shares from 750,000 shares to 1,630,000 shares.  The shares are reserved for issuance to officers of the Company, other key employees, non-employee directors, and advisors.  The 2006 Plan serves as successor to the Company’s previous two stock-based employee compensation plans, the 1995 and 2001 Stock Option Plans.  The shares reserved under those two plans, including the shares of common stock subject to currently outstanding options under the plans, were transferred to the 2006 Plan, and no further grants or share issuances will be made under the 1995 and 2001 Plans.  Under the 2006 Plan, there are 2,000 restricted stock units granted, consisting of annual automatic grants to non-employee directors, and approximately 600,000 options granted, of which approximately 359,000 options are vested, as of June 30, 2010.

Compensation expense associated with the Company’s stock-based awards to employees is calculated using the Black-Scholes valuation model.  The Company’s stock-based awards have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the present value estimates.  The estimated fair value of the Company’s option grants is estimated using assumptions for expected life, volatility, dividend yield, and risk-free interest rate which are specific to each award.  The estimated fair value of the Company’s options is amortized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period.  Accordingly, stock-based compensation cost before income tax effect in the amount of approximately $28,000 and $56,000 is reflected in net income for the three and six month periods ended June 30, 2010, respectively, compared to approximately $35,000 and $68,000 in the same periods in the prior year.  There were approximately 11,000 options issued and no options exercised during the three month period ended June 30, 2010.  There were no excess tax benefits to report.

Note 4.             Convertible Preferred Stock Investment

As of June 30, 2010 the Company has a $2,617,000 investment in the convertible preferred stock (“Preferred Stock”) of Still River Systems, Inc. (“Still River”), representing an approximate 1.8% interest in Still River.  The Company accounts for this investment under the cost method.

The Preferred Stock is convertible at any time at the option of the holder into shares of common stock of Still River at a conversion price, initially set at the original purchase price, but subject to certain adjustments including an anti-dilutive multiplier.  The Preferred Stock has voting rights equivalent to the number of common stock shares into which it is convertible, and holders of the Preferred Stock, subject to certain exceptions, have a pro-rata right to participate in subsequent stock offerings.  In the event of liquidation, dissolution, or winding up of Still River, the Preferred Stock holders have preference to the holders of common stock, and any other class or series of stock that is junior to the Preferred Stock.  The Company does not have the right to appoint a member of the Board of Directors of Still River.

The Company carries its investment in Still River at cost and reviews it for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value of the investment may not be recoverable.  The Company evaluated this investment for impairment at December 31, 2009 and reviewed it at June 30, 2010 in light of both current market conditions and the ongoing needs of Still River to raise cash to continue its development of the first compact, single room PBRT system.

During the first quarter of 2009, Still River proposed a Series D round of financing to raise cash, which it was able to do, but at a per share price lower than the Company’s cost basis investment.  The Company calculated that, based on the Series D funding, there is an unrealized loss of approximately $1.2 million compared to the Company’s cost of its investment.  However, based on its analysis, the Company believes that this investment is only temporarily impaired.  The Company believes that this is a temporary situation brought on solely due to the worldwide economic downturn, and is not a reflection on the progress or viability of Still River or its PBRT design, and believes that its investment in Still River is temporarily impaired.  It is the Company’s intent to hold this investment for a reasonable period of time sufficient for a recovery of the investment’s fair value; therefore the Company does not consider this investment to be other-than-temporarily impaired at June 30, 2010.

Note 5.             Line of Credit

The Company amended its line of credit with the Bank of America (the “Bank”), which was increased from $8,000,000 to $9,000,000 and extended for a two year period on August 1, 2009.  The line of credit is drawn on from time to time as needed for equipment purchases and working capital.  Amounts drawn against the line of credit are at an interest rate per year equal to the Bank’s Prime Rate, or alternately the LIBOR rate plus 1.50 percentage points, and are secured by the Company’s cash invested with the Bank.  The weighted average interest rate during the first six months of 2010 was 1.98%.  At June 30, 2010, $8,500,000 was borrowed against the line of credit.

Note 6.             Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and other accrued liabilities approximated their fair value as of June 30, 2010 and December 31, 2009 because of the relatively short maturity of these instruments.  The fair value of the Company’s various debt obligations, discounted at currently available interest rates was approximately $26,117,000 and $25,746,000 at June 30, 2010 and December 31, 2009, respectively.

Note 7.             Repurchase of Common Stock

In 1999 and 2001, the Board of Directors approved resolutions authorizing the Company to repurchase up to a total of 1,000,000 shares of its own stock on the open market, and in 2008 the Board reaffirmed this authorization.  The Company did not repurchase any of its stock during the first six months of 2010, but repurchased approximately 119,000 shares of its stock during 2009.  There are approximately 81,000 shares remaining under this repurchase authorization.

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report to the Securities and Exchange Commission may be deemed to contain certain forward-looking statements with respect to the financial condition, results of operations and future plans of American Shared Hospital Services, which involve risks and uncertainties including, but not limited to, the risks of the Gamma Knife and radiation therapy businesses, the risks of developing The Operating Room for the 21st Century® program, and the risks of investing in a development-stage company, Still River Systems, Inc. (“Still River”), without a proven product.  Further information on potential factors that could affect the financial condition, results of operations and future plans of American Shared Hospital Services is included in the filings of the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and the definitive Proxy Statement for the Annual Meeting of Shareholders held on June 2, 2010.

  The Company had nineteen Gamma Knife units in operation at both June 30, 2010 and June 30, 2009.  Fourteen of the Company’s nineteen current Gamma Knife customers are under fee-per-use contracts, and five customers are under retail arrangements.  The Company’s contract to provide additional radiation therapy and related equipment services to an existing Gamma Knife customer is considered a retail arrangement.  Retail arrangements are further classified as either turn-key or revenue sharing.  Revenue from fee per use contracts is recorded on a gross basis as determined by each hospital’s contracted rate.  Under turn-key arrangements, the Company receives payment from the hospital in the amount of its reimbursement from third party payors, and is responsible for paying all the operating costs of the equipment.  Revenue is recorded on a gross basis and estimated based on historical experience and hospital contracts with third party payors.  For revenue sharing arrangements the Company receives a contracted percentage of the reimbursement received by the hospital.  The gross amount the Company expects to receive is recorded as revenue and estimated based on historical experience.

Medical services revenue decreased by $428,000 and $507,000 to $4,155,000 and $8,243,000 for the three and six month periods ended June 30, 2010 from $4,583,000 and $8,750,000 for the three and six month periods ended June 30, 2009, respectively.  The decreases for both the three and six month periods are primarily due to a shift in Gamma Knife volume to sites with relatively lower payment rates per procedure compared to the same periods in the prior year.  As a result, revenue from Gamma Knife operations decreased by $388,000 and $424,000 to $3,875,000 and $7,663,000 for the three and six month periods ended June 30, 2010 from $4,263,000 and $8,087,000 in the prior periods respectively.  In addition, revenue from the Company’s radiation therapy contract decreased by $40,000 and $83,000 to $280,000 and $580,000 for the three and six month periods ended June 30, 2010 from $320,000 and $663,000 due to lower volume at that site.

The number of Gamma Knife procedures decreased by 3 and increased by 4 to 464 and 902 for the three and six month periods ended June 30, 2010 from 467 and 898 in the same periods in the prior year, respectively.  For both the three and six month periods, decreases in the number of procedures performed at four of the Company’s historically higher volume sites were offset by volume increases at most of the remaining sites.

Total costs of revenue decreased by $260,000 and $441,000 to $2,405,000 and $4,794,000 for the three and six month periods ended June 30, 2010 from $2,665,000 and $5,235,000 for the three and six month periods ended June 30, 2009.  Maintenance and supplies increased by $48,000 and $22,000 for the three and six month periods ended June 30, 2010 compared to the same periods in the prior year, primarily due to higher costs for repairs and maintenance that were not covered by maintenance contracts.  Depreciation and amortization decreased by $150,000 and $290,000 for the three and six month periods ended June 30, 2010 compared to the same periods in the prior year.  The decrease for both the three and six month periods is primarily due to a change in the asset life of one Gamma Knife unit because the contract with the customer was extended.  In addition, depreciation on three other units ended because the remaining value of the equipment had reached salvage value.  Other direct operating costs decreased by $158,000 and $173,000 for the three and six month periods ended June 30, 2010 compared to the same periods in the prior year.  For both the three and six month periods, the decrease is primarily due to lower marketing costs, insurance expense and operating costs in connection with the Company’s retail sites, partially offset by higher property taxes and other taxes.

Selling and administrative costs increased by $81,000 and $149,000 to $1,083,000 and $2,144,000 for the three and six month periods ended June 30, 2010 from $1,002,000 and $1,995,000 for the same periods in the prior year, respectively.  For both the three and six month periods, this increase was primarily due to higher legal fees in connection with developing new business, partially offset by lower payroll costs.

There were no transaction costs during the three and six month periods ended June 30, 2010 compared to $123,000 and $320,000 for the three and six month periods ended June 30, 2009.  The transaction costs in 2009 were legal, accounting, investment banking and other costs related to discussions the Company had with two parties concerning the possible sale of its 81% interest in GKF, one of which provided indicative pricing that would have been attractive to the Company if it were to sell its interest in GK Financing.  In May 2009, the Company announced that the parties failed to reach an agreement and that the negotiations had terminated.

Interest expense decreased by $26,000 and $28,000 to $503,000 and $984,000 for the three and six month periods ended June 30, 2010 from $529,000 and $1,012,000 for the three and six month periods ended June 30, 2009, respectively.  For both the three and six month periods, this was primarily due to lower interest expense on debt relating to the more mature Gamma Knife units, partially offset by increased interest expense from new financing obtained on two Gamma Knife units in 2009 and financing on another new Gamma Knife unit in second quarter 2010.  The more mature units have lower interest expense because interest expense decreases as the outstanding principal balance of each loan is reduced.  For the six month period the decrease was partially offset by increased interest expense on the Company’s line of credit with a bank and other interest.

Other income (expense) increased by $49,000 to income of $31,000 for the three month period ended June 30, 2010 from expense of $18,000 for the same period in the prior year, and increased $46,000 to income of $62,000 for the six month period from income of $16,000 for the same period in the prior year.   The increase for both the three and six month periods was primarily due to an increase in interest income as a result of higher interest rates available on invested cash balances.  In addition, for the three and six month periods ended June 30, 2009 there was also a cost of approximately $20,000 from the early extinguishment of debt.

The Company had income tax expense of $21,000 and $32,000 for the three and six month periods ended June 30, 2010 compared to income tax expense of $28,000 and an income tax benefit of $65,000 for the three and six month periods ended June 30, 2009, respectively.  For the three month period ended June 30, 2010, this decrease is due to a decrease in income before income taxes to $195,000 compared to income before income taxes of $246,000 in the same period in 2009.  For the six month period, this increase is due to an increase in income before income taxes to $383,000 compared to income before income taxes of $204,000 for the same period in 2009.  Based on the Company’s current estimated effective income tax rate for 2010, a 76% income tax provision was applied to net income before income taxes and net income attributable to non-controlling interest, compared to a 49% rate applied in 2009 which resulted in an income tax benefit.  The Company’s effective income tax rate is higher than the expected statutory federal and state income tax rates at a consolidated level, primarily due to higher income at the Company’s subsidiary levels in certain states where there are separate state income tax filing requirements.

Net income attributable to non-controlling interest decreased by $21,000 and increased by $3,000 to $171,000 and $340,000 for the three and six month periods ended June 30, 2010 from $192,000 and $337,000 for the three and six month periods ended June 30, 2009, due to changes in the profitability of GK Financing.  Non-controlling interest represents the 19% interest of GK Financing owned by a third party.

The Company had net income of $3,000, or $0.00 per diluted share, and $11,000, or $0.00 per diluted share, for the three and six month periods ended June 30, 2010, compared to net income of $26,000, or $0.01 per diluted share, and a net loss of $68,000, or ($0.01) per diluted share, in the same periods in the prior year, respectively.  The decrease for the three month period was primarily due to reduced medical services revenue, partially offset by lower costs of revenue and no transaction costs compared to the prior year.  The increase for the six month period was primarily due to reduced costs of revenue and no transaction costs compared to the prior year, partially offset by lower medical services revenue, higher selling and administrative costs and increased income tax expense.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $527,000 at June 30, 2010 compared to $833,000 at December 31, 2009.  The Company’s cash position decreased by $306,000 due to payments for the purchase of property and equipment of $249,000, principal payments on long term debt and capital leases of $3,191,000 and distributions to minority owners of $247,000.  These decreases were partially offset by net cash from operating activities of $2,781,000 and advances on the Company’s line of credit with a bank of $600,000.

As of June 30, 2010, the Company has a $9,000,000 principal investment in a certificate of deposit with a bank with an interest rate of 1.39% and a maturity date in August 2010.

The Company has a two year renewable $9,000,000 line of credit with a bank, available as needed for equipment purchases and working capital.  Amounts drawn against the line of credit are secured by the Company’s cash invested with the bank.  At June 30, 2010 there was $8,500,000 drawn against the line of credit.

The Company has scheduled interest and principal payments under its debt obligations of approximately $4,963,000 and scheduled capital lease payments of approximately $3,720,000 during the next 12 months.  The Company believes that its cash flow from operations and cash resources are adequate to meet its scheduled debt and capital lease obligations during the next 12 months.

The Company as of June 30, 2010 had shareholders’ equity of $22,915,000, working capital of $6,986,000 and total assets of approximately $61,518,000.

Commitments

The Company has a $2,617,000 preferred stock investment in Still River Systems, Inc., a development stage company, which is considered a long-term investment on the balance sheet and is recorded at cost. As of June 30, 2010, the Company also has $2,250,000 in deposits toward the purchase of three Monarch250 proton beam radiation therapy (PBRT) systems from Still River.  For the first two machines, the Company has a commitment to total deposits of $3,000,000 per machine until FDA approval is received, at which time the remaining balance is committed.  The delivery dates for the first two machines are anticipated to be in 2012.  For the third machine, the Company has a commitment to total deposits of $500,000 until FDA approval is received, at which time the remaining balance is committed.  The Company has entered into an agreement with a radiation oncology physician group, which has contributed $50,000 towards the deposits on the third machine.  The Still River PBRT system is not commercially proven and there is no assurance FDA approval will be received.

The Company has made deposits totaling $2,345,000 towards the purchase of a Gamma Knife Perfexion unit at a site still to be determined, a Perfexion unit to be installed at an existing Gamma Knife site in third quarter 2010, and an LGK Model 4 Gamma Knife, expected to be installed in late 2010 or early 2011 at a new customer site.

Including the commitments for the three Monarch250 systems, the two Perfexion units and the LGK Model 4 Gamma Knife, the Company has total remaining commitments to purchase equipment in the amount of approximately $43,000,000.  It is the Company’s intent to finance these purchase commitments as needed, and has obtained financing for the Gamma Knife Perfexion unit projected to be installed in the third quarter 2010.  However, due to the economic and credit market conditions in recent months, it has been more difficult to obtain financing for the Company’s projects.  The Company expects that it will not receive financing commitments from a lender for its PBRT systems until Still River obtains FDA approval on the Monarch250.  As such, there can be no assurance that financing will be available for the Company’s current or future projects, or at terms that are acceptable to the Company.

Impairment Evaluation of Still River

The Company carries its investment in Still River at cost and reviews it for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value of the investment may not be recoverable.  The Company evaluated this investment for impairment at December 31, 2009 and reviewed it at June 30, 2010 in light of both current market conditions and the ongoing needs of Still River to raise cash to continue its development of the first compact, single room PBRT system.

During the first quarter of 2009, Still River proposed a Series D round of financing to raise cash, which it was able to do, but at a per share price lower than the Company’s cost basis investment.  The Company calculated that, based on the Series D funding, there is an unrealized loss of approximately $1.2 million compared to the Company’s cost of its investment.  However, based on its analysis, the Company believes that this investment is only temporarily impaired.  It is the Company’s intent to hold this investment for a reasonable period of time sufficient for a recovery of the investment’s fair value; therefore the Company does not consider this investment to be other-than-temporarily impaired at June 30, 2010, based in part on the following:

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

•
Still River has built the first three units of the magnet and other cyclotron subsystems, has completed the manufacture/assembly of the gantry system, and demonstrated integrated software control of all cyclotron operations on the prototype unit.

•	The outer gantry system has been installed at the first site, with final installation of the prototype unit projected to be completed in early 2011.
•
Still River completed and passed the cold mass test on the prototype unit in 2009 and completed the beam extraction test during second quarter 2010.  Both the cold mass test and beam extraction test are considered major milestones and an integral part of the process towards gaining FDA approval.

•
Although there were some minor problems during some of the tests that were quickly rectified, they caused delays in the scheduled delivery of the first unit.  As a result, the Company’s expected delivery of its two units has also been delayed.  However, minor problems such as these are expected in a new technology, and do not affect the Company’s position on the viability of Still River technology.

•
A respected physicist was hired by the Company as a third party consultant to perform a technical review of this project, and continues to make periodic reviews of Still River’s progress at the request of the Company.  His discussions with Still River’s chief technology officer indicated that the delays encountered have at times resulted in modifications being required, but the modifications were not significant, and he believes that development of the PBRT machine will be completed according to Still River’s timeline.  The consultant was not engaged to analyze Still River’s financial condition.

•
In spite of the uncertain economic climate and a limited number of potential investors, with the Series D offering, Still River was still able to raise the cash required to continue its operations, and was able to add two new major investors.  Still River also raised additional funding under the Series D offering in second quarter 2010.  The Company chose not to invest in this additional funding.

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

•
In recent months Still River added a new CEO, strengthening its management depth, and with the new investors, increased its board strength as well.  Independent board members consist of the following:  Robert Wilson, Former Vice Chairman of Johnson and Johnson; Peter P. D’Angelo, President, Caxton Associates; Dr. Anders Hove, MD, Partner, Venrock Associates; Dr. Myles D. Greenberg, MD, General Partner, CHL Medical Partners; Dr. Jay Rao, MD, JD, Portfolio Manager, Green Arrow Capital Management; and Mr. Paul Volcker, Former Chairman, United States Federal Reserve.

•	Still River currently has deposits from 15 sites to install the Monarch250 system.

The estimated recovery period is anticipated to occur subsequent to the first system’s clinical treatment of patients, which would shortly follow obtaining FDA approval.  The treatment of patients is anticipated to begin by late 2011.  The Company has the intent and the ability to maintain its investment in Still River until at least these milestones are met.

Item 3.             Quantitative and Qualitative Disclosures About Market Risk

The Company does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage or prepayment features.  The Company does not have affiliation with partnerships, trust or other entities whose purpose is to facilitate off-balance sheet financial transactions or similar arrangements, and therefore has no exposure to the financing, liquidity, market or credit risks associated with such entities.  At June 30, 2010 the Company had no significant long-term, market-sensitive investments.

Item 4.             Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934.  These controls and procedures are designed to ensure that material information relating to the company and its subsidiaries is communicated to the chief executive officer and the chief financial officer.  Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of June 30, 2010, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the chief executive officer and the chief financial officer, and recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the three months ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.
None.

Item 1A.	Risk Factors
There are no changes from those listed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Removed and Reserved.

Item 5.	Other Information.
None.

Item 6.	Exhibits.
(a) Exhibits
The following exhibits are filed herewith:

10.19c
Second Amendment to Lease Agreement for a Gamma Knife unit effective as of May 15, 2009 between GK Financing, LLC and Yale-New Haven Hospital, Inc. a/k/a Yale-New Haven Hospital (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)

10.23c
Amendment Three to Lease Agreement for a Gamma Knife unit effective as of June 11, 2010 between GK Financing, LLC and the Board of Trustees of The University of Arkansas on behalf of the University of Arkansas for Medical Sciences.

10.58
Addendum Three to Lease Agreement for a Gamma Knife unit effective as of June 20, 2007 between GK Financing, LLC and Sunrise Hospital and Medical Center, LLC (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)

10.59
Addendum Four to Lease Agreement for a Gamma Knife unit effective as of February 8, 2010 between GK Financing, LLC and Sunrise Hospital and Medical Center, LLC (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)

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

AMERICAN SHARED HOSPITAL SERVICES
Registrant

Date: August 16, 2010	/s/ Ernest A. Bates, M.D.
Ernest A. Bates, M.D.
Chairman of the Board and Chief Executive Officer

Date: August 16, 2010	/s/ Craig K. Tagawa
Craig K. Tagawa
Senior Vice President
Chief Operating and Financial Officer