Form 10-Q/A
period 2010-06-30
AMERICAN SHARED HOSPITAL SERVICES
filed 2010-11-10
CIK 744825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q/A

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATION

American Shared Hospital Services (the “Company”) is filing this amendment to Form 10-Q for the quarter ended June 30, 2010, originally filed with the Securities and Exchange Commission on August 16, 2010, with the following changes:  the exhibits originally filed are being re-filed to include notations that indicate that material included in the exhibits has been omitted pursuant to a request for confidential treatment, and the material has been filed separately with the Securities and Exchange Commission.

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

AMERICAN SHARED HOSPITAL SERVICES
Registrant

Date:	November 10, 2010	/s/ Ernest A. Bates, M.D.
Ernest A. Bates, M.D.
Chairman of the Board and Chief Executive Officer

Date:	November 10, 2010	/s/ Craig K. Tagawa
Craig K. Tagawa
Senior Vice President
Chief Operating and Financial Officer