Form 10-Q
period 2010-09-30
AMERICAN SHARED HOSPITAL SERVICES
filed 2010-11-15
CIK 744825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010 or

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

As of November 1, 2010, there are outstanding 4,597,070 shares of the Registrant’s common stock.

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
ASSETS	September 30, 2010	December 31, 2009

Current assets:
Cash and cash equivalents	$1,091,000	$833,000
Restricted cash	50,000	50,000
Certificate of deposit	9,000,000	9,000,000
Accounts receivable, net of allowance for doubtful accounts of $100,000 in 2010 and 2009	4,085,000	3,817,000
Other receivables	119,000	60,000
Prepaid expenses and other assets	540,000	495,000
Current deferred tax assets	219,000	219,000

Total current assets	15,104,000	14,474,000

Property and equipment:
Medical equipment and facilities	74,338,000	73,643,000
Office equipment	676,000	692,000
Deposits and construction in progress	6,041,000	5,852,000
	81,055,000	80,187,000
Accumulated depreciation and amortization	(35,215,000)	(36,898,000)

Net property and equipment	45,840,000	43,289,000

Investment in preferred stock	2,617,000	2,617,000
Other assets	201,000	241,000

Total assets	$63,762,000	$60,621,000

LIABILITIES AND	(unaudited)	(audited)
SHAREHOLDERS' EQUITY	September 30, 2010	December 31, 2009

Current liabilities:
Accounts payable	$243,000	$318,000
Employee compensation and benefits	235,000	199,000
Other accrued liabilities	712,000	755,000

Current portion of long-term debt	3,457,000	4,894,000
Current portion of obligations under capital leases	2,969,000	1,811,000

Total current liabilities	7,616,000	7,977,000

Long-term debt, less current portion	9,696,000	11,836,000
Long-term capital leases, less current portion	12,072,000	7,233,000
Advances on line of credit	8,500,000	7,900,000

Deferred income taxes	2,920,000	2,920,000

Shareholders' equity:
Common stock (4,597,000 shares at September 30, 2010 and 4,595,000 shares at December 31, 2009)	8,606,000	8,606,000
Additional paid-in capital	4,678,000	4,593,000
Retained earnings	6,222,000	6,205,000
Total equity-American Shared Hospital Services	19,506,000	19,404,000
Non-controlling interest in subsidiary	3,452,000	3,351,000
Total shareholders' equity	22,958,000	22,755,000

Total liabilities and shareholders' equity	$63,762,000	$60,621,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Medical services revenue	$4,280,000	$3,926,000	$12,523,000	$12,676,000

Costs of revenue:

Maintenance and supplies	441,000	350,000	1,256,000	1,143,000

Depreciation and amortization	1,494,000	1,637,000	4,455,000	4,888,000

Other direct operating costs	500,000	356,000	1,518,000	1,547,000

	2,435,000	2,343,000	7,229,000	7,578,000

Gross Margin	1,845,000	1,583,000	5,294,000	5,098,000

Selling and administrative expense	1,091,000	875,000	3,235,000	2,870,000

Transaction costs	-	22,000	-	342,000

Interest expense	558,000	514,000	1,542,000	1,526,000

Operating income	196,000	172,000	517,000	360,000

Other income - net	27,000	-	89,000	16,000

Income before income taxes	223,000	172,000	606,000	376,000

Income tax expense (benefit)	19,000	16,000	51,000	(49,000)

Net income	204,000	156,000	555,000	425,000
Less: Net income attributable to non-controlling interest	(198,000)	(139,000)	(538,000)	(476,000)

Net income (loss) attributable to American Shared Hospital Services	$6,000	$17,000	$17,000	$(51,000)

Net income (loss) per share:

Earnings per common share - basic	$-	$-	$-	$(0.01)

Earnings per common share - assuming dilution	$-	$-	$-	$(0.01)

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	PERIODS ENDED DECEMBER 31, 2008 AND 2009 AND SEPTEMBER 30, 2010
			Additional			Non-controlling
	Common	Common	Paid-in	Retained	Sub-Total	Interest in
	Shares	Stock	Capital	Earnings	ASHS	Subsidiary	Total

Balances at January 1, 2008 (audited)	5,026,000	$9,320,000	$4,304,000	$5,916,000	$19,540,000	$3,153,000	$22,693,000

Repurchase of common stock	(316,000)	(443,000)	-	-	(443,000)	-	(443,000)

Stock based compensation expense	2,000	-	137,000	-	137,000	-	137,000

True-up tax benefit from share-based payment arrangements	-	-	17,000	-	17,000	-	17,000

Cash distributions to non-controlling interest	-	-	-	-	-	(798,000)	(798,000)

Net income	-	-	-	477,000	477,000	855,000	1,332,000

Balances at December 31, 2008 (audited)	4,712,000	8,877,000	4,458,000	6,393,000	19,728,000	3,210,000	22,938,000

Repurchase of common stock	(119,000)	(271,000)	-	-	(271,000)	-	(271,000)

Stock based compensation expense	2,000	-	135,000	-	135,000	-	135,000

Cash distributions to non-controlling interest	-	-	-	-	-	(513,000)	(513,000)

Net income (loss)	-	-	-	(188,000)	(188,000)	654,000	466,000

Balances at December 31, 2009 (audited)	4,595,000	8,606,000	4,593,000	6,205,000	19,404,000	3,351,000	22,755,000

Stock based compensation expense	2,000	-	85,000	-	85,000	-	85,000

Cash distributions to non-controlling interest	-	-	-	-	-	(437,000)	(437,000)

Net income	-	-	-	17,000	17,000	538,000	555,000

Balances at September 30, 2010 (unaudited)	4,597,000	$8,606,000	$4,678,000	$6,222,000	$19,506,000	$3,452,000	$22,958,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2010	2009
Operating activities:
Net income	$555,000	$425,000

Adjustments to reconcile net income to net cash from operating activities:

Depreciation and amortization	4,541,000	4,970,000

Stock based compensation expense	85,000	101,000

Changes in operating assets and liabilities:

Receivables	(327,000)	578,000

Prepaid expenses and other assets	(45,000)	(71,000)

Accounts payable and accrued liabilities	(82,000)	(326,000)

Net cash from operating activities	4,727,000	5,677,000

Investing activities:
Payment for purchase of property and equipment	(451,000)	(880,000)

Investment in certificate of deposit	-	(9,000,000)

Net cash from investing activities	(451,000)	(9,880,000)

Financing activities:
Cash distribution to non-controlling interest	(437,000)	(417,000)

Advances on line of credit	600,000	1,700,000

Payments on line of credit	-	(700,000)

Long term financing on purchase of property and equipment	928,000	811,000

Capital lease financing on property and equipment	1,000,000	-

Stock repurchase	-	(271,000)

Principal payments on capital leases	(1,604,000)	(1,200,000)

Principal payments on long-term debt	(4,505,000)	(5,537,000)

Net cash from financing activities	(4,018,000)	(5,614,000)

Net change in cash and cash equivalents	258,000	(9,817,000)

Cash and cash equivalents at beginning of period	833,000	10,286,000

Cash and cash equivalents at end of period	$1,091,000	$469,000

Supplemental cash flow disclosure:
Cash paid during the period for:

Interest	$1,838,000	$1,647,000

Income taxes	$67,000	$51,000

Schedule of non-cash investing and financing activities
Acquisition of equipment with capital lease financing	$6,601,000	$4,716,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.               Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly American Shared Hospital Services’ consolidated financial position as of September 30, 2010 and the results of its operations for the three and nine month periods ended September 30, 2010 and 2009, which results are not necessarily indicative of results on an annualized basis.  Consolidated balance sheet amounts as of December 31, 2009 have been derived from audited financial statements.

These unaudited consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2009 included in the Company’s 10-K filed with the Securities and Exchange Commission.

These financial statements include the accounts of American Shared Hospital Services (the “Company”) and its wholly-owned subsidiaries:  OR21, Inc. (“OR21”); MedLeader.com, Inc. (“MedLeader”); and American Shared Radiosurgery Services (“ASRS”); ASRS majority-owned subsidiary, GK Financing, LLC (“GK Financing”); GKF wholly-owned subsidiaries, GK Financing U.K. (“GKUK”), Limited and Instituto de Gamma Knife del Pacifico S.A.C. (“GKPeru”); and ASHS majority owned subsidiary, Long Beach Equipment, LLC (“LBE”).

The Company through its majority-owned subsidiary, GK Financing, provided Gamma Knife units to nineteen medical centers as of September 30, 2010 in Arkansas, California, Connecticut, Florida, Illinois, Massachusetts, Mississippi, Nevada, New Jersey, New Mexico, New York, Tennessee, Oklahoma, Ohio, Pennsylvania, Texas and Wisconsin.

The Company also directly provides radiation therapy and related equipment, including Intensity Modulated Radiation Therapy (“IMRT”), Image Guided Radiation Therapy (“IGRT”) and a CT Simulator to the radiation therapy department at an existing Gamma Knife site.

The Company has formed the subsidiaries GKUK, GKPeru and LBE for the purposes of expanding its business into the United Kingdom and Peru and to provide proton beam therapy services in Long Beach, California.  None of these entities are expected to generate significant operations for the remainder of 2010.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain reclassifications have been made to the 2009 balances to conform with the 2010 presentation.

Note 2.               Per Share Amounts

Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding.  For the three and nine months ended September 30, 2010 basic earnings per share was computed using 4,597,000 and 4,596,000 common shares, respectively, and diluted earnings per share was computed using 4,621,000 and 4,609,000 common shares and equivalents, respectively.  For the three and nine months ended September 30, 2009, basic earnings per share was computed using 4,634,000 and 4,677,000 common shares, respectively, and diluted earnings per share was computed using 4,636,000 and 4,677,000 common shares and equivalents, respectively.

The computation for the three month periods ended September 30, 2010 and 2009 excluded approximately 310,000 and 599,000, respectively, of the Company’s stock options because the exercise price of the options was higher than the average market price during the period.  The computation for the nine month period ended September 30, 2009 excluded all stock options issued since the effect of including them would be anti-dilutive because of the net loss.

Note 3.               Stock-based Compensation

On June 2, 2010, the Company’s shareholders approved an amendment and restatement of the 2006 Stock Incentive Plan (the “2006 Plan”). Among other things, the amendment and restatement increased the number of shares of the Company’s common stock reserved for issuance under the 2006 Plan by an additional 880,000 shares from 750,000 shares to 1,630,000 shares.  The shares are reserved for issuance to officers of the Company, other key employees, non-employee directors, and advisors.  The 2006 Plan serves as successor to the Company’s previous two stock-based employee compensation plans, the 1995 and 2001 Stock Option Plans.  The shares reserved under those two plans, including the shares of common stock subject to currently outstanding options under the plans, were transferred to the 2006 Plan, and no further grants or share issuances will be made under the 1995 and 2001 Plans.  Under the 2006 Plan, there are 2,000 restricted stock units granted, consisting of annual automatic grants to non-employee directors, and approximately 605,000 options granted, of which approximately 385,000 options are vested, as of September 30, 2010.

Compensation expense associated with the Company’s stock-based awards to employees is calculated using the Black-Scholes valuation model.  The Company’s stock-based awards have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the present value estimates.  The estimated fair value of the Company’s option grants is estimated using assumptions for expected life, volatility, dividend yield, and risk-free interest rate which are specific to each award.  The estimated fair value of the Company’s options is amortized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period.  Accordingly, stock-based compensation cost before income tax effect in the amount of approximately $29,000 and $85,000 is reflected in net income for the three and nine month periods ended September 30, 2010, respectively, compared to approximately $35,000 and $101,000 in the same periods in the prior year.  There were no options issued and no options exercised during the three month period ended September 30, 2010.  There were no excess income tax benefits to report.

Note 4.               Convertible Preferred Stock Investment

As of September 30, 2010 the Company has a $2,617,000 investment in the convertible preferred stock (“Preferred Stock”) of Still River Systems, Inc. (“Still River”), representing an approximate 1.8% interest in Still River.  The Company accounts for this investment under the cost method.

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

The Company carries its investment in Still River at cost and reviews it for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value of the investment may not be recoverable.  The Company evaluated this investment for impairment at December 31, 2009 and at September 30, 2010 in light of both current market conditions and the ongoing needs of Still River to raise cash to continue its development of the first compact, single room PBRT system.

During the first quarter of 2009, Still River proposed a Series D round of financing to raise cash, which it was able to do, but at a per share price lower than the Company’s cost basis investment.  The Company calculated that, based on the Series D funding, there is an unrealized loss of approximately $1.2 million compared to the Company’s cost of its investment.  However, based on its analysis, the Company believes that this investment is only temporarily impaired.  The Company believes that this is a temporary situation brought on solely due to the worldwide economic downturn, and is not a reflection on the progress or viability of Still River or its PBRT design, and believes that its investment in Still River is temporarily impaired.  It is the Company’s intent to hold this investment for a reasonable period of time sufficient for a recovery of the investment’s fair value; therefore the Company does not consider this investment to be other-than-temporarily impaired at September 30, 2010.

Note 5.               Line of Credit

The Company amended its $9,000,000 line of credit with the Bank of America (the “Bank”) effective August 1, 2010, extending it for a two year period.  The line of credit is drawn on from time to time as needed for equipment purchases and working capital.  Amounts drawn against the line of credit are at an interest rate per year equal to the Bank’s Prime Rate, or alternately the LIBOR rate plus 1.50 percentage points, and are secured by the Company’s cash invested with the Bank.  The weighted average interest rate during the first nine months of 2010 was 2.01%.  At September 30, 2010, $8,500,000 was borrowed against the line of credit.

Note 6.               Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and other accrued liabilities approximated their fair value as of September 30, 2010 and December 31, 2009 because of the relatively short maturity of these instruments.  The fair value of the Company’s various debt obligations, discounted at currently available interest rates was approximately $27,878,000 and $25,746,000 at September 30, 2010 and December 31, 2009, respectively.

Note 7.               Repurchase of Common Stock

In 1999 and 2001, the Board of Directors approved resolutions authorizing the Company to repurchase up to a total of 1,000,000 shares of its own stock on the open market, and in 2008 the Board reaffirmed this authorization.  The Company did not repurchase any of its stock during the first nine months of 2010, but repurchased approximately 119,000 shares of its stock during 2009.  There are approximately 81,000 shares remaining under this repurchase authorization.

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

  The Company had nineteen Gamma Knife units in operation at both September 30, 2010 and September 30, 2009.  Fourteen of the Company’s nineteen current Gamma Knife customers are under fee-per-use contracts, and five customers are under retail arrangements.  The Company’s contract to provide additional radiation therapy and related equipment services to an existing Gamma Knife customer is considered a retail arrangement.  Retail arrangements are further classified as either turn-key or revenue sharing.  Revenue from fee per use contracts is recorded on a gross basis as determined by each hospital’s contracted rate.  Under turn-key arrangements, the Company receives payment from the hospital in the amount of its reimbursement from third party payors, and is responsible for paying all the operating costs of the equipment.  Revenue is recorded on a gross basis and estimated based on historical experience and hospital contracts with third party payors.  For revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital.  The gross amount the Company expects to receive is recorded as revenue and estimated based on historical experience.

Medical services revenue increased by $354,000 and decreased by $153,000 to $4,280,000 and $12,523,000 for the three and nine month periods ended September 30, 2010 from $3,926,000 and $12,676,000 for the three and nine month periods ended September 30, 2009, respectively.  The increase for the three month period is primarily due to an increase in Gamma Knife volume at several sites compared to the same period in the prior year, particularly at sites where the Company has upgraded its existing Gamma Knife units or replaced Gamma Knife units with Perfexion units.  As a result, revenue from Gamma Knife operations increased by $414,000 to $4,040,000 from $3,626,000 for the same quarter in the prior year.  The increase for the quarter was partially offset by a $60,000 decrease in revenue from $300,000 to $240,000 from the Company’s radiation therapy contract.   The decrease for the nine month period is primarily due to a shift in volume during the period to Gamma Knife sites with relatively lower payment rates per procedure compared to the same period in the prior year, partially offset by revenue generated from a 5% increase in overall Gamma Knife procedure volume.  As a result, revenue from Gamma Knife operations during the nine month period decreased $10,000 to $11,703,000 from $11,713,000 compared to the same period in the prior year.  In addition, revenue from the Company’s radiation therapy contract for the nine month period decreased by $143,000 to $820,000 from $963,000 for the same period in the prior year due to lower volume at that site.

The number of Gamma Knife procedures increased by 64 and by 68 to 497 and 1,399 for the three and nine month periods ended September 30, 2010 from 433 and 1,331 in the same periods in the prior year, respectively.  For both the three and nine month periods, there were volume increases at many of the Company’s sites, particularly those where the Company has upgraded its existing Gamma Knife units or replaced Gamma Knife units with Perfexion units.  For both the three and nine month periods, these increases were partially offset by decreases in the number of procedures performed at four of the Company’s historically higher volume sites.

Total costs of revenue increased by $92,000 and decreased by $349,000 to $2,435,000 and $7,229,000 for the three and nine month periods ended September 30, 2010 from $2,343,000 and $7,578,000 for the three and nine month periods ended September 30, 2009.  Maintenance and supplies increased by $91,000 and $113,000 for the three and nine month periods ended September 30, 2010 compared to the same periods in the prior year, primarily due to maintenance contracts that started in fourth quarter 2009 and second quarter 2010 at two sites after coming off warranty, and higher costs for repairs and maintenance that were not covered by maintenance contracts.  Depreciation and amortization decreased by $143,000 and $433,000 for the three and nine month periods ended September 30, 2010 compared to the same periods in the prior year.  The decrease for both the three and nine month periods is partially due to a change in the asset life of one Gamma Knife unit because the contract with the customer was extended.  In addition, depreciation on three other units ended because the remaining value of the equipment had reached salvage value.  Other direct operating costs increased by $144,000 and decreased by $29,000 for the three and nine month periods ended September 30, 2010 compared to the same periods in the prior year.  For the three month period, the increase is primarily due to higher insurance, marketing and operating costs in connection with the Company’s retail sites, partially offset by a decrease in property taxes.  For the nine month period, the decrease is primarily due to lower insurance expense, property taxes and operating costs in connection with the Company’s retail sites, partially offset by higher marketing costs.

Selling and administrative costs increased by $216,000 and $365,000 to $1,091,000 and $3,235,000 for the three and nine month periods ended September 30, 2010 from $875,000 and $2,870,000 for the same periods in the prior year, respectively.  For both the three and nine month periods, this increase was primarily due to higher legal and accounting fees and travel related costs in connection with developing new business.  For the three month period, the increase was also due to higher investor relations costs.

There were no transaction costs during the three and nine month periods ended September 30, 2010 compared to $22,000 and $342,000 for the three and nine month periods ended September 30, 2009.  The transaction costs in 2009 were legal, accounting, investment banking and other costs related to discussions the Company had with two parties concerning the possible sale of its 81% interest in GKF, one of which provided indicative pricing that would have been attractive to the Company, if it were to sell its interest in GK Financing.  In May 2009, the Company announced that the parties failed to reach an agreement and that the negotiations had terminated.

Interest expense increased by $44,000 and $16,000 to $558,000 and $1,542,000 for the three and nine month periods ended September 30, 2010 from $514,000 and $1,526,000 for the three and nine month periods ended September 30, 2009, respectively.  For both the three and nine month periods, this was primarily due to increased interest expense on the Company’s line of credit with a bank, as well as increased interest expense from new financing obtained on two Gamma Knife units in 2009, new financing on two Gamma Knife units in the second and third quarters 2010 and financing of a 2009 Gamma Knife upgrade that occurred in the third quarter 2010.  This was partially offset by lower interest expense on debt relating to the more mature Gamma Knife units.  The more mature units have lower interest expense because interest expense decreases as the outstanding principal balance of each loan is reduced.

Other income - net increased by $27,000 and $73,000 to $27,000 and $89,000 for the three and nine month periods ended September 30, 2010 from zero and $16,000 for the same periods in the prior year, respectively.   The increase for both the three and nine month periods was primarily due to an increase in interest income as a result of higher interest rates available on invested cash balances.  For both the three and nine month periods this was partially offset by a cost of approximately $9,000 from the early extinguishment of debt.  For the nine month period ended September 30, 2009 there was a cost of approximately $20,000 from the early extinguishment of debt.

The Company had income tax expense of $19,000 and $51,000 for the three and nine month periods ended September 30, 2010 compared to income tax expense of $16,000 and an income tax benefit of $49,000 for the three and nine month periods ended September 30, 2009, respectively.  For both the three and nine month periods ended September 30, 2009 this increase is due to an increase in income before income taxes to $223,000 and $606,000 compared to income before income taxes of $172,000 and $376,000 for the same period in 2009.  Also, based on the Company’s current estimated effective income tax rate for 2010, a 75% income tax provision was applied to net income before income taxes and net income attributable to non-controlling interest, compared to a 49% rate applied in 2009 which resulted in an income tax benefit.  The Company’s effective income tax rate is higher than the expected statutory federal and state income tax rates at a consolidated level, primarily due to higher income at the Company’s subsidiary levels in certain states where there are separate state income tax filing requirements.

Net income attributable to non-controlling interest increased by $59,000 and by $62,000 to $198,000 and $538,000 for the three and nine month periods ended September 30, 2010 from $139,000 and $476,000 for the three and nine month periods ended September 30, 2009, due to increases in the profitability of GK Financing.  Non-controlling interest represents the 19% interest of GK Financing owned by a third party.

The Company had net income of $6,000, or $0.00 per diluted share, and $17,000, or $0.00 per diluted share, for the three and nine month periods ended September 30, 2010, compared to net income of $17,000, or $0.00 per diluted share, and a net loss of $51,000, or ($0.01) per diluted share, in the same periods in the prior year, respectively.  The decrease for the three month period was primarily due to higher costs of revenue, selling and administrative costs and net income attributable to non-controlling interest, partially offset by an increase in medical services revenue compared to the prior year.  The increase for the nine month period was primarily due to reduced costs of revenue and no transaction costs compared to the prior year, partially offset by lower medical services revenue, higher selling and administrative costs and increased income tax expense.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $1,091,000 at September 30, 2010 compared to $833,000 at December 31, 2009.  The Company’s cash position increased by $258,000 due to net cash from operating activities of $4,727,000, capital lease and long term debt financing on the purchase of property and equipment of $1,928,000 and advances on the Company’s line of credit with a bank of $600,000.  These increases were partially offset by payments for the purchase of property and equipment of $451,000, principal payments on long term debt and capital leases of $6,109,000 and distributions to the non-controlling interest of $437,000.

As of September 30, 2010, the Company has a $9,000,000 principal investment in a certificate of deposit with a bank at an interest rate of 0.7% and a maturity date in August 2012.

The Company has a two year renewable $9,000,000 line of credit with a bank, available as needed for equipment purchases and working capital.  Amounts drawn against the line of credit are secured by the Company’s cash invested with the bank.  At September 30, 2010 there was $8,500,000 drawn against the line of credit.

The Company has scheduled interest and principal payments under its debt obligations of approximately $4,662,000 and scheduled capital lease payments of approximately $4,293,000 during the next 12 months.  The Company believes that its cash flow from operations and cash resources are adequate to meet its scheduled debt and capital lease obligations during the next 12 months.

The Company as of September 30, 2010 had shareholders’ equity of $22,958,000, working capital of $7,488,000 and total assets of $63,762,000.

Commitments

The Company has a $2,617,000 preferred stock investment in Still River Systems, Inc., a development stage company, which is considered a long-term investment on the balance sheet and is recorded at cost. As of September 30, 2010, the Company also has $2,250,000 in deposits toward the purchase of three Monarch250 proton beam radiation therapy (PBRT) systems from Still River.  For the first two machines, the Company has a commitment to total deposits of $3,000,000 per machine until FDA approval is received, at which time the remaining balance is committed.  The delivery dates for the first two machines are anticipated to be in 2012.  For the third machine, the Company has a commitment to total deposits of $500,000 until FDA approval is received, at which time the remaining balance is committed.  The Company has entered into an agreement with a radiation oncology physician group, which has contributed $50,000 towards the deposits on the third machine.  The Still River PBRT system is not commercially proven and there is no assurance FDA approval will be received.

The Company has made deposits totaling $2,345,000 towards the purchase of a Gamma Knife Perfexion unit at a site still to be determined and an LGK Model 4 Gamma Knife, expected to be installed in early 2011 at a new customer site.

Including the commitments for the three Monarch250 systems, the Perfexion unit and the LGK Model 4 Gamma Knife, the Company has total remaining commitments to purchase equipment in the amount of approximately $40,000,000.  It is the Company’s intent to finance these purchase commitments as needed.  However, since the economic and credit market downturn that began in the latter part of 2008, it has been more difficult to obtain financing for the Company’s projects.  The Company expects that it will not receive financing commitments from a lender for its PBRT systems until Still River obtains FDA approval on the Monarch250.  As such, there can be no assurance that financing will be available for the Company’s current or future projects, or at terms that are acceptable to the Company.

Impairment Evaluation of Still River

The Company carries its investment in Still River at cost and reviews it for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value of the investment may not be recoverable.  The Company evaluated this investment for impairment at December 31, 2009 and reviewed it at September 30, 2010 in light of both current market conditions and the ongoing needs of Still River to raise cash to continue its development of the first compact, single room PBRT system.

During the first quarter of 2009, Still River proposed a Series D round of financing to raise cash, which it was able to do, but at a per share price lower than the Company’s cost basis investment.  The Company calculated that, based on the Series D funding, there is an unrealized loss of approximately $1.2 million compared to the Company’s cost of its investment.  However, based on its analysis, the Company believes that this investment is only temporarily impaired.  It is the Company’s intent to hold this investment for a reasonable period of time sufficient for a recovery of the investment’s fair value; therefore the Company does not consider this investment to be other-than-temporarily impaired at September 30, 2010, based in part on the following:

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

•
Installation of the system is performed in three phases:  Phase 1 consists of rigging and mounting the gantry; Phase 2 includes assembling and installing the clinical environment and the clinical software interfaces; Phase 3 consists of the installation of the accelerator module.  The first two installation phases have been completed at the first site, and Still River has begun work on the final phase, with installation at the site expected in May 2011.

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

Item 3.               Quantitative and Qualitative Disclosures About Market Risk

The Company does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage or prepayment features.  The Company does not have affiliation with partnerships, trust or other entities whose purpose is to facilitate off-balance sheet financial transactions or similar arrangements, and therefore has no exposure to the financing, liquidity, market or credit risks associated with such entities.  At September 30, 2010 the Company had no significant long-term, market-sensitive investments.

Item 4.               Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934.  These controls and procedures are designed to ensure that material information relating to the company and its subsidiaries is communicated to the chief executive officer and the chief financial officer.  Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of September 30, 2010, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the chief executive officer and the chief financial officer, and recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the three months ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None.

Item 6.             Exhibits.
(a)             Exhibits
The following exhibits are filed herewith:

10.18b
Second Amendment to Lease Agreement for a Gamma Knife unit effective as of December 23, 2009 between GK Financing, LLC and Methodist Healthcare System of San Antonio, Ltd., d/b/a Southwest Texas Methodist Hospital (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)

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

AMERICAN SHARED HOSPITAL SERVICES
Registrant

Date:	November 15, 2010	/s/ Ernest A. Bates, M.D.
Ernest A. Bates, M.D.
Chairman of the Board and Chief Executive Officer

Date:	November 15, 2010	/s/ Craig K. Tagawa
Craig K. Tagawa
Senior Vice President
Chief Operating and Financial Officer