Form 10-K
period 2010-12-31
AMERICAN SHARED HOSPITAL SERVICES
filed 2011-03-31
CIK 744825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K
 (Mark One)

☒	Annual Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act of 1934 For The Fiscal Year Ended December 31, 2010

or

☐	Transition Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act of 1934 For The Transition Period From _______________ to _______________ .

Commission file number 1-08789

American Shared Hospital Services
(Exact name of registrant as specified in its charter)

California	94-2918118
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Four Embarcadero Center, Suite 3700, San Francisco, California	94111-4107
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  (415) 788-5300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock No Par Value	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐  No ☒

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of June 30, 2010, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $9,973,000.

Number of shares of common stock of the registrant outstanding as of March 1, 2011: 4,597,070.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

PART I

ITEM 1.

BUSINESS

GENERAL

American Shared Hospital Services (“ASHS” and, together with its subsidiaries, the “Company”) provides Gamma Knife stereotactic radiosurgery equipment and radiation therapy and related equipment to nineteen (19) medical centers in seventeen (17) states, as of March 1, 2011.  The Company provides Gamma Knife services through its 81% indirect interest in GK Financing, LLC, a California limited liability company (“GKF”).  The remaining 19% of GKF is owned by GKV Investments, Inc., a wholly owned U.S. subsidiary of Elekta AG, a Swedish company (“Elekta”).  Elekta is the manufacturer of the Leksell Gamma Knife® (the “Gamma Knife”).  GKF is a non-exclusive provider of alternative financing services for Elekta Gamma Knife units.  During 2010, GKF established wholly-owned subsidiaries, GK Financing U.K., Limited (“GKUK”) and Instituto de Gamma Knife del Pacifico S.A.C. (“GKPeru”) for the purpose of potentially providing similar Gamma Knife services in England and Peru.  Gamma Knife revenue accounted for 94% of the Company’s revenue in 2010.  The Company provides Image Guided Radiation Therapy (“IGRT”) and related equipment to one medical center in Massachusetts which accounted for 6% of the Company’s revenue in 2010.

In April 2006, the Company invested $2,000,000 for a minority equity interest in Still River Systems, Inc. (“Still River”), a development-stage company based in Littleton, Massachusetts which, in collaboration with scientists from MIT’s Plasma Science and Fusion Center, is developing a medical device for the treatment of cancer patients using proton beam radiation therapy (“PBRT”).  On September 5, 2007 the Company invested approximately $617,000 for an additional equity interest in Still River.  The Company has deposited an additional $2,500,000 towards the purchase of three Monarch250™ (“Monarch250”) PBRT systems from Still River for anticipated delivery beginning in 2012.  The Still River PBRT systems are not currently approved by the U.S. Food and Drug Administration (“FDA”).

Separately, the Company is seeking to expand its financing model to the supply of multi-room PBRT systems to major medical centers.  This effort remains in the development stage and no significant revenues are expected in the next two years.

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

OPERATIONS

Gamma Knife Operations

Gamma Knife stereotactic radiosurgery, a non-invasive procedure, is an alternative to conventional brain surgery or can be an adjunct to conventional brain surgery.  Compared to conventional surgery, Gamma Knife radiosurgery usually involves shorter patient hospitalization, lower risk of complications and can be provided at a lower cost.  Typically, Gamma Knife patients resume their pre-surgical activities one or two days after treatment.  The Gamma Knife treats patients with 201 single doses of gamma rays that are focused with great precision on small and medium size, well circumscribed and critically located structures in the brain. During 2006 Elekta introduced a new Gamma Knife model, the Perfexion™ unit (“Perfexion”), which treats patients with 192 single doses of gamma rays and will also provide the ability to perform procedures on areas of the upper cervical spine.  The Gamma Knife delivers a concentrated dose of gamma rays from Cobalt-60 sources housed in the Gamma Knife. The Cobalt-60 sources converge at the target area and deliver a dose that is high enough to destroy the diseased tissue without damaging surrounding healthy tissue.

The Gamma Knife treats selected malignant and benign brain tumors, arteriovenous malformations, and functional disorders including trigeminal neuralgia (facial pain).  Research is being conducted to determine whether the Gamma Knife can be effective in the treatment of epilepsy and other functional disorders.

As of December 31, 2010, there were approximately 114 Gamma Knife sites in the United States and 276 units in operation worldwide.  Based on the most recent available data, an estimated percentage breakdown of Gamma Knife procedures performed in the U.S. by indications treated is as follows: malignant (44%) and benign (35%) brain tumors, vascular disorders (13%), and functional disorders (8%).

The Company, as of March 1, 2011, has nineteen (19) Gamma Knife units located at nineteen (19) sites in the United States.  The Company’s first Gamma Knife commenced operation in September 1991.  The Company’s Gamma Knife units performed approximately 1,800 procedures in 2010 for a cumulative total of approximately 24,400 procedures through December 31, 2010.

Revenue from Gamma Knife services for the Company during each of the last five (5) years ended December 31, and the percentage of total revenue of the Company represented by the Gamma Knife for each of the last five years, are set forth below:

Year Ended December 31,	Total Gamma Knife Revenue (in thousands)		Gamma Knife % of Total Revenue
2010	$15,600		93.6%
2009	$15,505		92.5%
2008	$17,713		92.7%
2007	$22,056	(1)	97.5%
2006	$20,385		100.0%

(1)	includes $3,200,000 of equipment sales revenue from the sale of a Gamma Knife system to an existing Gamma Knife customer at the end of the contract term.

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

GKF’s profits and/or losses and any cash distributions are allocated based on membership interests.  GKF’s operating agreement requires that it have a cash reserve of at least $50,000 before cash distributions are made to its members.  From inception to December 31, 2010, GKF has distributed $33,048,000 to the Company and $7,752,000 to the minority partner.

Image Guided Radiation Therapy Operations

The Company’s radiation therapy business currently consists of one IGRT system that began operation in September 2007 at an existing Gamma Knife customer site.  Revenue generated under IGRT services accounted for approximately 6% of the Company’s total revenue in 2010.

IGRT technology integrates imaging and detection components into a state-of-the-art linear accelerator, allowing clinicians to plan treatment, verify positioning, and deliver treatment with a single device, providing faster, more effective radiation therapy with less damage to healthy tissue.  IGRT captures cone beam imaging, fluoroscopic and/or x-ray images on a daily basis, creating three-dimensional images that pinpoint the exact size, location and coordinates of tumors.  Once tumors are pinpointed, the system delivers ultra-precise doses of radiation which ultimately leads to improved patient outcomes.

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

CUSTOMERS

The Company’s current business is the outsourcing of stereotactic radiosurgery services and radiation therapy services.  The Company typically provides the equipment, as well as planning, installation, reimbursement and marketing support services.  The majority of the Company’s customers pay the Company on a fee per use basis.  The market for these services primarily consists of major urban medical centers.  The business is capital intensive; the total cost of a Gamma Knife or IGRT facility usually ranges from $3 million to $5.5 million, including equipment, site construction and installation.  The Company pays for the equipment and the medical center generally pays for site and installation costs.  The following is a listing of the Company’s sites as of March 1, 2011:

Customers (Gamma Knife except as noted)	Original Term of Contract	Year Contract Began	Basis of Payment

Southwest Texas Methodist Hospital	10 years	1998	Fee per use
San Antonio, Texas
Yale New Haven Hospital	10 years	1998	Fee per use
New Haven, Connecticut
Kettering Medical Center	10 years	1999	Revenue sharing
Kettering, Ohio
Tufts Medical Center	10 years	1999	Fee per use
Boston, Massachusetts
University of Arkansas for Medical Sciences	15 years	1999	Revenue sharing
Little Rock, Arkansas
Froedtert Memorial Lutheran Hospital	10 years	1999	Fee per use
Milwaukee, Wisconsin
JFK Medical Center	10 years	2000	Fee per use
Edison, New Jersey
Sunrise Hospital and Medical Center	10 years	2001	Fee per use
Las Vegas, Nevada
Central Mississippi Medical Center	10 years	2001	Fee per use
Jackson, Mississippi
OSF Saint Francis Medical Center	10 years	2001	Fee per use
Peoria, Illinois
Bayfront Medical Center	10 years	2002	Fee per use
St. Petersburg, Florida
Mercy Medical Center	10 years	2002	Fee per use
Rockville Centre, New York
Baptist Medical Center	8 years	2003	Revenue Sharing
Jacksonville, Florida
Albuquerque Regional Medical Center	10 years	2003	Fee per use
Albuquerque, New Mexico

Lehigh Valley Hospital	10 years	2004	Fee per use
Allentown, Pennsylvania
Northern Westchester Hospital	10 years	2005	Fee per use
Mt. Kisco, New York
Mercy Health Center	10 years	2005	Revenue Sharing
Oklahoma City, Oklahoma
Tufts Medical Center (IGRT)	10 years	2007	Revenue Sharing
Boston, Massachusetts
USC University Hospital	10 years	2008	Fee per use
Los Angeles, California
Ft. Sanders Regional Medical Center	10 years	2011	Revenue Sharing
Knoxville, Tennessee

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

In 2010, one customer accounted for approximately 13% of the Company’s total revenue.  In 2009, two customers accounted for approximately 14% and 10% each of the Company’s total revenue.  In 2008, three customers accounted for approximately 14%, 13% and 12% each of the Company’s total revenue.

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

The Company’s Gamma Knife and radiation therapy customers receive payments for patient care from federal government and private insurer reimbursement programs.  Currently in the United States, Gamma Knife services are performed primarily on an out-patient basis.  Gamma Knife patients with Medicare as their primary insurer, treated on either an in-patient or out-patient basis, comprise approximately 35% of the total Gamma Knife patients treated nationwide.  Radiation therapy patients with Medicare as their primary insurer are treated primarily on an out-patient basis, and comprise an estimated 45% to 50% of the total radiation therapy patients treated.  The Company estimates that its percentage of patients with Medicare as their primary insurer approximates these national averages.

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

The Gamma Knife APC rate is modified periodically but the total reimbursement amount has historically remained fairly constant.  Effective January 1, 2011, total Gamma Knife reimbursement based on all commonly used billing codes will have an increase of approximately 4% (to approximately $9,480) compared to 2010.  This follows a 3% decrease in 2010, a 5% decrease in 2009 and a 5% decrease in 2008 compared to the prior years, respectively.  The Company has five Gamma Knife contracts from which its revenue is directly affected by changes in payment rates under the APC system.

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

Affordable Care Act
In March 2010, President Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, (“Affordable Care Act”) into law, which will result in significant changes to the health care industry.  The primary goal of the legislation is to extend health care coverage to approximately 32 million uninsured legal U.S. residents through both an expansion of public programs and reforms to private sector health insurance.  The expansion of insurance coverage is expected to be funded by measures designed to promote quality and cost efficiency in health care delivery and by budgetary savings in the Medicare and Medicaid programs.  Because the Company is not a health care provider, we are not directly affected by the law, but we could be indirectly affected as follows:
•	An increase in the number of insured residents could potentially increase the number of patients seeking Gamma Knife or radiation therapy treatment.
•
The Company’s five retail contracts are subject to reimbursement rate changes for radiosurgery or radiation therapy services by the government or other third party payors.  Any changes to Medicare or Medicaid reimbursement through the implementation of the Affordable Care Act could affect revenue generated from these sites.

We are unable to predict with certainty the full impact of the Affordable Care Act on our future revenues and operations at this time due to the law’s complexity, the limited amount of guidance available, pending court challenges and possible amendments.

GOVERNMENT REGULATION

The payment of remuneration to induce the referral of health care business has been a subject of increasing governmental and regulatory focus in recent years.  Section 1128B(b) of the Social Security Act (sometimes referred to as the "federal anti-kickback statute") provides criminal penalties for individuals or entities that knowingly and willfully offer, pay, solicit or receive remuneration in order to induce referrals for items or services for which payment may be made under the Medicare and Medicaid programs and certain other government funded programs.  The Social Security Act provides authority to the Office of Inspector General through civil proceedings to exclude an individual or entity from participation in the Medicare and state health programs if it is determined any such party has violated Section 1128B(b) of the Social Security Act. The Company believes that it is in compliance with the federal anti-kickback statute.  Additionally, the Omnibus Budget Reconciliation Act of 1993, often referred to as "Stark II", bans physician self-referrals to providers of designated health services with which the physician has a financial relationship.  On September 5, 2007, the third and final phase of the Stark regulations (Phase III) was published.  The term "designated health services" includes, among others, radiation therapy services and in-patient and out-patient hospital services.  On January 1, 1995, the Physician Ownership and Referral Act of 1993 became effective in California.  This legislation prohibits physician self-referrals for covered goods and services, including radiation oncology, if the physician (or the physician's immediate family) concurrently has a financial interest in the entity receiving the referral.  The Company believes that it is in compliance with these rules and regulations.

On August 19, 2008, the CMS published a final rule relating to inpatient hospital services paid under the Inpatient Prospective Payment System for discharges in the Fiscal Year 2009 (the “Final Rule”).  Among other things, the Final Rule prohibits “per-click payments” to certain physician lessors for services rendered to patients who were referred by the physician lessor.  This prohibition on per-click payments for leased equipment used in the treatment of a patient referred to a hospital lessee by a physician lessor applies regardless of whether the physician himself or herself is the lessor or whether the lessor is an entity in which the referring physician has an ownership or investment interest.  The effective date of this prohibition was October 1, 2009.  The Company does not participate in transactions of this nature, and therefore, believes that it is in compliance with this Final Rule.

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

The Company's Gamma Knife units contain Cobalt 60 radioactive sources.  The medical centers that house the Company's Gamma Knife units are responsible for obtaining possession and user's licenses for the Cobalt 60 source from the Nuclear Regulatory Commission.

Standard linear accelerator equipment utilized to treat patients is regulated by the FDA.  The licensing is obtained by the individual medical center operating the equipment.

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

PROTON BEAM RADIATION THERAPY BUSINESS

PBRT is an alternative to traditional external beam, photon based radiation delivered by linear accelerators.  PBRT, first clinically introduced in the 1950s, has physics advantages compared to photon based systems which allow PBRT to deliver higher radiation doses to the tumor with less radiation to healthy tissue.  PBRT currently treats prostate, eye, cranial-spinal, head and neck, lung, liver and breast tumors.   In excess of 70,000 patients have been treated with protons worldwide.

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

There are several competing manufacturers of proton beam systems, including Still River, IBA Particle Therapy Inc., Hitachi Ltd., Optivus Proton Therapy Inc., Varian Medical Systems, Inc. (Accel), Sumitomo Heavy Industries and Mitsubishi Electric.  The Company has invested in Still River and has made deposits towards the purchase of three of Still River’s Monarch250 systems.  The Still River system potentially provides cancer centers the opportunity to introduce single treatment room PBRT services with cost in the range of approximately $20 to $25 million rather than four and five PBRT treatment room programs costing in excess of $120 million.  The Still River system is not yet FDA approved and there can be no assurance that it will be approved.

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

EMPLOYEES

At December 31, 2010, the Company employed eleven (11) people on a full-time basis.  None of these employees is subject to a collective bargaining agreement and there is no union representation within the Company.  The Company maintains various employee benefit plans and believes that its employee relations are good.

EXECUTIVE OFFICERS OF THE COMPANY

The following table provides current information concerning those persons who serve as executive officers of the Company.  The executive officers were appointed by the Board of Directors and serve at the discretion of the Board of Directors.

Name:	Age:	Position:
Ernest A. Bates, M.D.	74	Chairman of the Board of Directors and Chief Executive Officer
Craig K. Tagawa	57	Senior Vice President - Chief Operating and Financial Officer
Ernest R. Bates	44	Vice President of Sales and Business Development

Ernest A. Bates, M.D., founder of the Company, has served in the positions listed above since the incorporation of the Company.  A board-certified neurosurgeon, Dr. Bates is Emeritus Vice Chairman of the Board of Trustees of the Johns Hopkins University and serves on the Board of Visitors of the Johns Hopkins Medical Center and the Johns Hopkins Neurosurgery Advisory Board.  He serves on the boards of the University of Rochester, FasterCures and the Salzburg Global Seminar.  Dr. Bates was appointed to the California Commission for Jobs and Economic Growth and the Magistrate Judge Merit Selection Panel. From 1981-1987 he was a member of the Board of Governors of the California Community Colleges, and he served on the California High Speed Rail Authority from 1997 to 2003.  Dr. Bates is a member of the Board of Overseers at the University of California, San Francisco, School of Nursing.  Dr. Bates is a member in Black Coyote Chateau, LLC.  He is a graduate of the School of Arts and Sciences of the Johns Hopkins University, and he earned his medical degree at the University of Rochester School of Medicine and Dentistry.

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

The Market for the Gamma Knife is Limited
There is a limited market for the Gamma Knife, and the market in the United States may be mature.  The Company has begun operation at only four new Gamma Knife sites in the United States since 2004.  Due to the substantial costs of acquiring a Gamma Knife unit, we must identify medical centers that possess neurosurgery and radiation oncology departments capable of performing a large number of Gamma Knife procedures.  As of December 31, 2010, there were approximately 114 operating Gamma Knife units in the United States, of which 19 units were owned by us, and approximately 276 units in operation worldwide.  There can be no assurance that we will be successful in placing additional units at any sites in the future.  The Company’s existing contracts with its customers are fixed in length and there can be no assurance that the customers will wish to extend the contract beyond the end of the term.

The Company Has a High Level of Debt
The Company’s business is capital intensive.  The Company finances its IGRT system through ASHS and its Gamma Knife units through its GKF subsidiary.  The amounts financed through GKF have been generally non-recourse to ASHS.  The Company’s combined long term debt and present value of capital leases totals $29,243,000 as of December 31, 2010 and is collateralized by the Gamma Knife and IGRT equipment and other assets, including accounts receivable and future proceeds from any contract between the Company and any end user of the financed equipment.  This high level of debt may adversely affect the Company’s ability to secure additional credit in the future, and as a result may affect operations and profitability.  If default on debt occurs in the future, the Company’s creditors would have the ability to accelerate the defaulted loan, to seize the Gamma Knife unit or other equipment with respect to which default has occurred, and to apply any collateral they may have at the time to cure the default.  The Company also has a line of credit with a bank, against which it has drawn $8,500,000 as of December 31, 2010.

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

There are Alternatives to the Gamma Knife
Other radiosurgery devices and conventional neurosurgery compete against the Gamma Knife.  Each of the medical centers targeted by the Company could decide to acquire another radiosurgery device instead of a Gamma Knife.  In addition, neurosurgeons who are primarily responsible for referring patients for Gamma Knife surgery may not be willing to make such referrals for various reasons, instead opting for invasive surgery.  There can be no assurance that the Company will be able to secure a sufficient number of future sites or Gamma Knife procedures to sustain its profitability and growth.

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

New Technology and Products Could Result in Equipment Obsolescence
There is constant change and innovation in the market for highly sophisticated medical equipment.  New and improved medical equipment can be introduced that could make the Gamma Knife technology obsolete and that would make it uneconomical to operate.  During 2000, Elekta introduced an upgraded Gamma Knife which cost approximately $3.6 million plus applicable tax and duties.  This upgrade includes an Automatic Positioning System™ (“APS”), and therefore involves less health care provider intervention.  In early 2005, Elekta introduced a new upgrade, the Gamma Knife Model 4C (“Model 4C”).  The cost to upgrade existing units to the Model 4C with APS is estimated to be approximately $200,000 to $1,000,000, depending on the current Gamma Knife configuration.  In 2006 Elekta introduced a new model of the Gamma Knife, the Perfexion, which costs approximately $4.5 million plus applicable taxes and duties.  The Perfexion can perform procedures faster than previous Gamma Knife models and it provides the additional ability to perform procedures on areas of the cervical spine.  Existing models of the Gamma Knife are not upgradeable to the Perfexion model.  As of March 1, 2011, eight of the Company’s Gamma Knife units are Perfexion models; of the Company’s remaining Gamma Knife units, five are Model 4C with APS and six are upgradeable to more advanced Model 4C units.  The failure to acquire or use new technology and products could have a material adverse effect on our business and results of operations.

In addition, there are constant advances made in radiation therapy equipment.  The Company purchased an IGRT system in 2006 with a list price of approximately $8,300,000.  As in the Gamma Knife business, new and improved IGRT equipment can be introduced that could make the existing technology obsolete and that would make it uneconomical to operate.

The Company Has Invested in a Proton Beam Business that is Developmental and Unproven
We have committed a substantial amount of our financial resources to next-generation proton beam technology.  The PBRT system being developed by Still River is not commercially proven and cannot be reimbursed by most major insurors prior to FDA approval, which may not be obtained.  Prior to that time, we must make progress payments of $6,500,000 for three Monarch250 systems (the Company has already made deposits of $2,500,000 towards this commitment).  There can be no assurance that we will recover this investment or future investments, or our $2,617,000 minority investment in Still River.  Our current belief is that we will begin to receive revenue for PBRT systems placed and financed by us during 2012, assuming FDA approval is obtained.

The Trading Volume of Our Common Stock is Low
Although our common stock is listed on the NYSE Amex Exchange, our common stock has experienced low trading volume, both historically and recently.  Reported average daily trading volume in our common stock for the three-month period ended December 31, 2010 was approximately 4,800 shares.  There is no reason to think that a more active trading market in our common stock will develop in the future.  Limited trading volume subjects our common stock to greater price volatility and may make it difficult for you to sell your shares in a quantity or at a price that is attractive to you.

ITEM 2.

PROPERTIES

The Company's corporate offices are located at Four Embarcadero Center, Suite 3700, San Francisco, California, where it leases approximately 4,600 square feet for $23,195 per month.  This lease originally was set to expire in May 2011, but was renewed for a period of five years through May 2016.  The Company also leases an apartment for $3,495 per month in San Francisco for use by corporate officers, board members and business guests.  The lease is an annual renewable lease with a renewal date of September 2011.

For the year ended December 31, 2010 the Company's aggregate net rental expenses for all properties and equipment were approximately $463,000.

ITEM 3.

LEGAL PROCEEDINGS

There are no material pending legal proceedings involving the Company or any of its property.  The Company knows of no legal or administrative proceedings against the Company contemplated by governmental authorities.

ITEM 4.  REMOVED AND RESERVED

PART II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividend Policy

The Company's common shares, no par value (the "Common Shares"), are currently traded on the NYSE Amex Exchange.  At December 31, 2010, the Company had 4,597,070 issued and outstanding common shares, 609,830 common shares reserved for options and 4,000 restricted stock units issued.

The following table sets forth the high and low closing sale prices of the Common Shares of the Company on the NYSE Amex Exchange for each full quarter for the last two fiscal years.

	Prices for Common Shares
Quarter Ending	High	Low

March 31, 2009	$2.18	$1.00

June 30, 2009	$2.47	$1.84

September 30, 2009	$3.00	$1.85

December 31, 2009	$3.70	$2.50

March 31, 2010	$3.04	$2.53

June 30, 2010	$3.10	$2.55

September 30, 2010	$3.37	$2.70

December 31, 2010	$3.10	$2.75

The Company estimates that there were approximately 2,500 beneficial holders of its Common Shares at December 31, 2010.

There were no dividends declared or paid during 2010 or 2009.  Dividends had been paid by the Company from 2001 to 2007, but during 2007 the Board of Directors suspended dividends for the purpose of preserving cash for the development of its PBRT business.  The Company did not pay cash dividends prior to 2001.

Stock Repurchase Program

In 1999 and 2001, the Board of Directors approved resolutions authorizing the Company to repurchase up to a total of 1,000,000 shares of its own stock on the open market from time to time at prevailing prices, and in 2008 the Board reaffirmed these authorizations.  There were no shares repurchased during 2010.  In 2009 and 2008, the Company repurchased approximately 119,000 and 316,000 shares of its stock, respectively.  Prior to 2008, there were no shares repurchased on the open market since the year ended December 31, 2001.  A total of approximately 919,000 shares have been repurchased in the open market pursuant to these authorizations at a cost of approximately $1,927,000.  As of December 31, 2010 there are approximately 81,000 shares remaining under the repurchase authorizations.

Shareholder Rights Plan

On March 22, 1999, the Company adopted a Shareholder Rights Plan (“Plan”).  Under the Plan, the Company made a dividend distribution of one Right for each outstanding share of the Company’s common stock as of the close of business on April 1, 1999.  The Rights become exercisable only if any person or group, with certain exceptions, becomes an “acquiring person” (acquires 15 percent or more of the Company’s outstanding common stock) or announces a tender or exchange offer to acquire 15 percent or more of the Company’s outstanding common stock.  The Company’s Board of Directors adopted the Plan to protect shareholders against a coercive or inadequate takeover offer.  On March 12, 2009, the Board of Directors of the Company approved the First Amendment to its existing shareholder rights plan which, among other things, extends the final date on which the Rights are exercisable until the close of business on April 1, 2019.

Equity Compensation Plans

During 2010 no holders of options to acquire the Company’s common stock exercised their respective rights pursuant to such securities; however, 2,000 new shares of common stock were issued to the Company’s Board of Directors from stock grants that vested in 2010.  Additional information regarding our equity compensation plans is incorporated herein by reference from the 2011 Proxy Statement.  Also, see Note 9-Shareholders’ Equity to the Consolidated Financial Statements.

ITEM 6.

SELECTED FINANCIAL DATA

Summary of Operations		Year Ended December 31,
	(Amounts in thousands except per share data)

	2010	2009	2008	2007	2006
Revenue	$16,675	$16,768	$19,099	$22,622	$20,385
Costs of revenue	9,466	9,781	10,877	13,354	10,365
Selling and administrative expense	4,240	3,928	4,323	4,646	3,995
Transaction costs	-	342	-	-	-
Interest expense	2,104	2,064	2,437	1,946	2,161
Total expenses	15,810	16,115	17,637	19,946	16,521
Income from operations	865	653	1,462	2,676	3,864
Interest and other income	107	60	404	328	308
Income before income taxes	972	713	1,866	3,004	4,172
Income tax expense	166	247	534	919	1,202
Net income	$806	$466	$1,332	$2,085	$2,970
Less net income attributable to non-controlling interest	(749)	(654)	(855)	(1,134)	(1,314)
Net (loss) income attributable to ASHS	$57	$(188)	$477	$951	$1,656

Net (loss) income per common share attributable to ASHS:
Basic	$0.01	$(0.04)	$0.10	$0.19	$0.33
Assuming dilution	$0.01	$(0.04)	$0.10	$0.19	$0.33
Cash dividend declared per common share	$0.0000	$0.0000	$0.0000	$0.0950	$0.1900
Dividend payout ratio (paid and declared)	-	-	-	0.50	0.58
See accompanying note (1)

Balance Sheet Data		As of December 31,
		(Amounts in thousands)

	2010	2009	2008	2007	2006
Cash and cash equivalents	$1,438	$833	$10,286	$6,340	$3,952
Certificate of deposit and securities- current	9,000	9,000	-	2,605	1,574
Restricted cash	50	50	50	50	50
Working capital (deficit)	7,631	6,497	(205)	747	(541)
Securities- long-term	-	-	-	1,065	3,380
Total assets	65,340	60,621	62,196	63,044	50,905
Advances on line of credit	8,500	7,900	6,500	4,100	4,000
Current portion of long-term debt/capital leases	6,073	6,705	7,633	8,272	5,876
Long-term debt/capital leases, less current portion	23,170	19,069	21,053	24,004	15,189
Shareholders' equity	$23,044	$22,755	$22,938	$22,693	$22,054
See accompanying note (1)

(1)
In October 1995, the Company entered into an operating agreement granting to American Shared Radiosurgery Services (a California corporation and a wholly-owned subsidiary of the Company) an 81% ownership interest in GKF.  During 2010, GKF established two new wholly-owned subsidiaries, GKUK and GKPeru.  ASHS incorporated a new wholly-owned subsidiary, OR21, Inc. in November 1999, and a new wholly-owned subsidiary, MedLeader.com, Inc. (“MedLeader”) in April 2000.  Accordingly, the financial data for the Company presented above include the results of GKF and its subsidiaries, OR21 and MedLeader for 2006 through 2010.

This financial data as of December 31, 2010, 2009 and 2008 and for the years ended December 31, 2010, 2009 and 2008 should be read in conjunction with our consolidated financial statements and the notes thereto beginning on page A-1 of this report and with Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Revenue is recognized when services have been rendered and collectability is reasonably assured, on either a fee per use or revenue sharing basis. The Company has contracts with fourteen hospitals for fee per use services and six hospitals for retail services.  Under both of these types of agreements, the hospital is responsible for billing patients and collection of fees for services performed.  Revenue associated with installation of the Gamma Knife and IGRT units, if any, is a part of the negotiated lease amount and not a distinctly identifiable amount.  The costs, if any, associated with installation of the units are amortized over the period of the related lease to match revenue recognition of these costs.

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

Revenue from retail arrangements amounted to approximately 35%, 35% and 42% of revenue for the years ended December 31, 2010, 2009 and 2008, respectively.

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

If the Company’s net accounts receivable estimates for revenue sharing customers as of December 31, 2010 changed by as much as 10% based on actual collection information, it would have the effect of increasing or decreasing revenue by approximately $223,000.

Carrying Value of Still River Investment
The Company carries its investment in Still River at cost ($2,617,000) and reviews it for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value of the investment may not be recoverable.  In assessing whether the impairment is other than temporary, we evaluated the length of time and extent to which market value has been below cost, the financial condition and near term prospects of Still River and our ability and intent to retain our investment for a period sufficient to allow for an anticipated recovery in the market value.  The investment is not without certain risk, and the completion of the first unit is taking longer than originally anticipated.  However, the Company believes that the current market value, which we believe to be less than cost, is a temporary situation brought on solely due to the continuing downturn of the economy, and is not a reflection on the progress or viability of Still River or its PBRT design, and believes that our investment in Still River is only temporarily impaired.  If the Company’s view changes, it could be required to write off some or all of its investment, which would have a material negative impact on earnings in the period.

GENERAL

For the year ended December 31, 2010, 94% of the Company’s revenue was derived from its Gamma Knife business, and 6% from its IGRT business. For the year ended December 31, 2009, 92% of the Company’s revenue was derived from its Gamma Knife business, and the remaining 8% from its IGRT business.

TOTAL REVENUE

(in thousands)	2010	Increase (Decrease)	2009	Increase (Decrease)	2008

Medical services revenue	$16,675	(0.6)%	$16,768	(12.2)%	$19,099

Total revenue decreased 0.6% in 2010 compared to 2009, primarily due to a 14.9% decrease in IGRT revenue, partially offset by a 0.6% increase in Gamma Knife revenue.  Total revenue decreased 12.2% in 2009 compared to

2008, primarily due to a decline in Gamma Knife procedures of approximately 4.5%, which resulted in a decrease of Gamma Knife revenue of approximately 12.5%.

Gamma Knife Revenue
Total Gamma Knife revenue for 2010 increased 0.6% to $15,600,000 compared to $15,505,000 in 2009.  Total Gamma Knife revenue for 2009 decreased by 12.5% to $15,505,000 compared to $17,713,000 in 2008.
	2010	Increase (Decrease)	2009	Increase (Decrease)	2008
Medical services revenue from Gamma Knife (in thousands)	$15,600	0.6%	$15,505	(12.5)%	$17,713

Number of Gamma Knife procedures	1,864	4.4%	1,785	(4.5)%	1,869

Average revenue per procedure	$8,369	(3.6)%	$8,686	(8.3)%	$9,477

The increase in 2010 Medical services revenue from Gamma Knife operations compared to 2009 was primarily due to a 4.4% increase in procedure volume, particularly at sites where Perfexion units have been placed.  The Company upgraded two additional customer sites to the Perfexion unit during 2010, bringing the total number of Company sites with Perfexion units to seven at December 31, 2010.  The decrease in 2009 compared to 2008 was primarily due to low volume for the year at one Gamma Knife site, physician turnover at another Gamma Knife site that resulted in no procedures being performed for the last two quarters of 2009, and lower per procedure collections at one of the Company’s retail sites.  In addition, three sites were out of service for several weeks each for upgrades to Perfexion and Model 4C units.  The Company had nineteen Gamma Knife units in operation at December 31, 2010, 2009 and 2008.

The number of Gamma Knife procedures performed in 2010 increased by 79 compared to 2009, primarily due to an increase in the number of procedures performed at sites where Perfexion model units have been installed.  The number of Gamma Knife procedures in 2009 decreased by 84 compared to 2008 primarily due to low volume at one Gamma Knife site because a competing technology was installed at the site.  In addition, physician turnover at another site resulted in no procedures being performed there for the last two quarters of 2009.  Excluding these two sites, Gamma Knife procedures at sites in operation more than one year were approximately the same as in 2008.

Revenue per procedure decreased by $317 in 2010 and by $791 in 2009 compared to the prior years, respectively. For 2010, this is primarily due to normal variations in procedure mix between sites.  The Company’s contracts generally have different procedure rates because their investment basis varies, so revenue per procedure can vary year to year depending primarily on the mix of procedures performed at certain locations.  The decrease in 2009 was primarily due to lower volumes at two retail sites where there was a competing technology installed at one site and physician turnover resulted in no procedures being performed for the last two quarters of 2009 at the other site.

IGRT Revenue
(In thousands)	2010	Increase (Decrease)	2009	Increase (Decrease)	2008
Medical services revenue from IGRT	$1,075	(14.9)%	$1,263	(8.9)%	$1,386

Revenue from the Company’s contract for IGRT services decreased by $188,000 in 2010 compared to 2009 and decreased by $123,000 in 2009 compared to 2008.   The decrease in both 2010 and 2009 was due to generally lower volume at the Company’s IGRT site.

COSTS OF REVENUE

(In thousands)	2010	Increase (Decrease)	2009	Increase (Decrease)	2008
Total costs of revenue	$9,466	(3.2)%	$9,781	(10.1)%	$10,877
Percentage of total revenue	56.8%		58.3%		57.0%

The Company's costs of revenue, consisting of cost of equipment sales, maintenance and supplies, depreciation and amortization, and other operating expenses (such as insurance, property taxes, sales taxes, marketing costs and operating costs from the Company’s retail sites) decreased $315,000 in 2010 compared to 2009, and decreased $1,096,000 in 2009 compared to 2008.

The Company's maintenance and supplies costs were 9% of total revenue in each of the years 2010 and 2009 and 6% of total revenue in 2008.  Maintenance and supplies costs increased $137,000 in 2010 compared to 2009 and increased $266,000 in 2009 compared to 2008.  The increase in 2010 compared to 2009 is primarily due to a maintenance contract that started at the Company’s IGRT site, and an increase in costs of maintenance that weren’t covered by maintenance contracts.  The increase in 2009 compared to 2008 is primarily the result of maintenance contract expense that began for three sites that had been under warranty due to Perfexion upgrades that occurred in late 2007 and 2008.  Partially offsetting this was the discontinuance of maintenance expense at one existing customer site that was upgraded to a Perfexion model in 2009 and two other sites that were upgraded to Model 4C units, and were under warranty during much of the year.

Depreciation and amortization decreased $490,000 in 2010 compared to 2009, and decreased $211,000 in 2009 compared to 2008.  The decrease in 2010 compared to 2009 is primarily because depreciation ended on three Gamma Knife units where the remaining value of the equipment had reached salvage value.  In addition, the asset life of one Gamma Knife unit was changed because the contract with the customer was extended.  The decrease in 2009 was primarily due to depreciation being stopped for periods of time at three sites while they were being upgraded to Model 4C or Perfexion units.  Depreciation also ended at another site whose contract was nearing its end, and its net book value had reached its salvage value.

Other direct operating costs as a percentage of medical services revenue were 12%, 12% and 16% in 2010, 2009 and 2008, respectively.  The increase of $38,000 in 2010 compared to 2009 is primarily due to higher property and other taxes, partially offset by lower insurance costs.  The decrease of $1,151,000 in 2009 compared to 2008 was primarily due to lower operating costs at the Company’s turn-key sites because of lower revenue generated at those sites.  It was also due to reduced site marketing and promotion costs and lower insurance costs.

SELLING AND ADMINISTRATIVE EXPENSE
(In thousands)	2010	Increase (Decrease)	2009	Increase (Decrease)	2008

Selling and administrative costs	$4,240	7.9%	$3,928	(9.1)%	$4,323

Percentage of revenue	25.4%		23.4%		22.6%

Transaction costs	$-	n/a	$342	n/a	$-

Percentage of revenue	n/a		2.0%		n/a

The Company's selling and administrative costs increased $312,000 in 2010 compared to 2009, and decreased $395,000 in 2009 compared to 2008.  The increase in 2010 compared to 2009 was primarily due to increased travel and other business development costs of $55,000, legal fees, most of which were for the development of new business, of approximately $278,000 and investor relations costs of approximately $65,000.  These increases were partially offset by lower insurance costs of $46,000 and lower accounting and tax fees and various other costs.  The decrease in 2009 was primarily due to lower payroll costs of approximately $157,000, travel and other business development costs of approximately $150,000, investor relations costs of approximately $67,000, and lower contributions and other fees, partially offset by increased rent expense.

There were no transaction costs in 2010 compared to $342,000 in 2009 and none in 2008.  In 2009 the Company had engaged in discussions with two parties concerning the possible sale of its 81% interest in GKF, with one of the parties providing indicative pricing for the interest that would be attractive to the Company if it were to sell its interest in GKF.  Accordingly, the Company permitted the prospective acquirer to conduct a due diligence review of GKF and the parties engaged in preliminary negotiations of the terms of a transaction.  In May 2009, the Company announced that the parties failed to reach an agreement and that the negotiations had terminated.  Under applicable accounting rules, the Company is required to expense the legal, accounting, investment banking and other costs incurred for these activities.

INTEREST EXPENSE
(In thousands)	2010	Increase (Decrease)	2009	Increase (Decrease)	2008

Interest expense	$2,104	1.9%	$2,064	(15.3)%	$2,437
Percentage of revenue	12.6%		12.3%		12.8%

The Company's interest expense increased $40,000 in 2010 compared to 2009, and decreased $373,000 in 2009 compared to 2008.  The increase in 2010 compared to 2009 was primarily due to new financing on two Perfexion units and a 4C upgrade during 2010.  This was partially offset by lower interest expense on the financing for the Company’s more mature Gamma Knife units.  Interest expense on financing decreases over time as payments reduce the principal amount outstanding.  The decrease in 2009 compared to 2008 was primarily due to lower interest expense on financing for the Company’s more mature Gamma Knife units, and the payment of cash for deposits and upgrades that the Company had historically financed.  This reduction was partially offset by new financing obtained on one Perfexion unit and one Model 4C upgrade during 2009.

OTHER INCOME

(In thousands)	2010	Increase (Decrease)	2009	Increase (Decrease)	2008

Other income	$107	78.3%	$60	(85.1)%	$404

Percentage of revenue	0.6%		0.4%		2.1%

Other income increased $47,000 in 2010 compared to 2009 and decreased $344,000 in 2009 compared to 2008.  The increase in 2010 was primarily from higher interest income due to interest received on state and federal income tax refunds.  The interest income was offset by a cost of approximately $9,000 on the early extinguishment of debt, compared to a $20,000 cost in 2009.  The decrease in 2009 was primarily due to lower interest income because of lower interest rates available on invested cash in 2009 compared to 2008.  In addition there was a cost of approximately $20,000 in 2009 for early extinguishment of debt, and no gain on sale of assets compared to a $60,000 gain in 2008.

INCOME TAX EXPENSE
(In thousands)	2010	Increase (Decrease)	2009	Increase (Decrease)	2008

Income tax expense	$166	(32.8)%	$247	(53.7)%	$534
Percentage of revenue	1.0%		1.5%		2.8%
Percentage of income before income taxes	17.1%		34.6%		28.6%

Income tax expense decreased $81,000 in 2010 compared to 2009, and decreased $287,000 in 2009 compared to 2008.  The decrease in 2010 is due mostly to lower state income taxes, primarily from a reduction in a state income tax valuation allowance, which offset higher federal income taxes on higher income before income taxes compared to 2009.  Although income tax as a percentage of income before income taxes decreased to 17.1% in 2010 compared to 34.6% in 2009, the overall effective income tax rate remains high.  This is primarily from state income taxes calculated at the Company’s profitable operating subsidiary, where in many states, separate state income tax returns are required and net operating loss carryforwards cannot be applied.  This results in a higher effective income tax rate at the consolidated level.  Lower income before income taxes in 2009 of $713,000 compared to $1,866,000 in 2008 is the primary reason for lower income tax expense in 2009 compared to 2008.  Income tax as a percentage of net income before income taxes increased to 34.6% compared to 28.6% in 2008.

The Company anticipates that it will continue to record income tax expense if it operates profitably in the future.  Currently there are state income tax payments required for most states in which the Company operates.  However there are minimal current federal income tax payments required due to net operating loss carryforwards and other deferred tax assets available for tax purposes.

The Company had a net operating loss carryforward for federal income tax return purposes at December 31, 2010 of approximately $10,370,000.

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST

(In thousands)	2010	Increase (Decrease)	2009	Increase (Decrease)	2008

Net income attributable to non-controlling interest	$749	14.5%	$654	(23.5)%	$855

Percentage of revenue	4.5%		3.9%		4.5%

Net income attributable to non-controlling interest increased $95,000 in 2010 compared to 2009 and decreased $201,000 in 2009 compared to 2008.  Net income attributable to non-controlling interest represents the pre-tax income earned by the minority partner’s 19% interest in GKF.  The decrease or increase in net income attributable to non-controlling interest reflects the relative profitability of GKF.

NET INCOME (LOSS) ATTRIBUTABLE TO AMERICAN SHARED HOSPITAL SERVICES

(In thousands, except per share amounts)	2010	Increase (Decrease)	2009	Increase (Decrease)	2008

Net income (loss) attributable to ASHS	$57	130.3%	$(188)	(139.4)%	$477

Net income (loss) per share attributable to ASHS, diluted	$0.01	125.0%	$(0.04)	(140.0)%	$0.10

Net income attributable to American Shared Hospital Services in 2010 was $57,000 compared to a net loss of $188,000 in 2009 and net income of $477,000 in 2008.  Net income attributable to American Shared Hospital Services in 2010 was $245,000 higher than in 2009.  This was primarily due to increased revenue from the Company’s Gamma Knife sites, lower depreciation expense, no transaction costs, and lower income tax expense.  This was partially offset by lower revenue from the Company’s IGRT site and an increase in selling and administrative expense and maintenance and supply costs.  The net loss attributable to American Shared Hospital Services for 2009 was $665,000 less than the net income attributable to American Shared Hospital Services in 2008.  This was primarily because of reduced medical services revenue at two of the Company’s Gamma Knife sites, a reduction of interest and other income of $344,000, and transaction costs in 2009 of $342,000.  This was partially offset by a reduction in selling and administrative costs, depreciation expense, and other direct operating costs, particularly marketing costs and operating costs at the Company’s turn-key sites.

IMPAIRMENT ANALYSIS OF INVESTMENT IN PREFERRED STOCK

The Company evaluated its investment in Still River for impairment at December 31, 2010 in light of both current market conditions and the ongoing needs of Still River to raise cash to continue its development of the first compact, single room PBRT system, including the following specific events.

During the first quarter of 2009, Still River proposed a Series D round of financing to raise cash, which it was able to do, but at a per share price lower than the Company’s cost basis investment.  In June 2010, Still River received approximately $20 million funding from an extended Series D offering at $0.17 per share, the same price as the earlier offering under Series D, of which existing investors contributed $13 million and new investors contributed $7 million.

In late December 2010, two lawsuits were filed by MIT against Still River, alleging patent infringement.  Still River disputes the allegations and is attempting to reach agreement with MIT.  Still River believes this issue will not have a significant long-term impact on the business.

In February 2011, an additional round of financing under a Series D extension was offered to existing major investors, and raised in excess of $12 million.  This offer is also being extended into April 2011 to another group of investors to raise an additional amount up to $3.5 million.  These additional funds should allow Still River to complete the installation of the first proton beam unit, and allow it to make progress towards the manufacture of additional units.  This round was offered at $0.17 per share, the same price as earlier offerings under Series D.  Investors were offered an inducement to quickly close the round in the form of a warrant for 20% of additional shares.  The warrant was offered because of the delays in construction that have occurred and because of the uncertainty from the pending lawsuits.

The lower price per share of the Series D offering, along with the 20% warrant offered in the recent round of financing in 2011, could be viewed as a reasonable estimate of the fair value of our cost-method investment, indicating that our investment is impaired.  The Company estimates that there is currently an unrealized loss (impairment) of approximately $1.2 million based on the issuance of the Series D funding compared to the Company’s cost of its investment, and this unrealized loss could increase to approximately $1.5 million once the current round of financing has been completed, due to the issuance of warrants.

Based on its analysis, the Company determined that its investment in Still River is not other than temporarily impaired.  This is based primarily on the following:
•
The installation of Still River’s first proton beam unit is nearing completion, with the final phase of installation expected to be completed in summer 2011.  The first two of three installation phases have been completed at the initial site, and Still River has begun work on the final phase.  Still River believes that installation of the first system will be completed and a working system in place before the end of 2011.  The three phases of installation are:

o	Phase 1 consists of rigging and mounting the accelerator gantry, which holds and positions the proton source with sub-millimeter accuracy.
o
Phase 2 includes assembling and installing the clinical environment which comprises the 6D robotic couch, the high-accuracy treatment gantry and its applicators, the 2D/3D imaging and positioning systems and the clinical software interfaces.

o
Phase 3 consists of the installation of the accelerator module.    In connection with the final phase, the accelerator module has recently passed a series of tests, and final fabrication of the second magnet, an integral part of the accelerator module, was completed in November 2010.  The module continues to pass more tests as manufacturing progresses.

•
In spite of the uncertain economic climate and a limited number of potential investors, with the initial Series D offering Still River was still able to raise the cash required to continue its operations, was able to add two new major investors, and continues to be able to raise additional cash with Series D extensions.  Due to the high level of interest in more compact and lower cost proton beam radiation therapy devices, Still River has been able to attract funding from financially significant and highly sophisticated investors, such as Caxton Health and Life Sciences, Venrock Associates and CHL Medical Partners. All of these major investors, as well as Still River management, continue to invest in the Series D extensions.
•
Based on ongoing discussions with Still River management and regular review of their financial statements and cash flow projections, the Company believes that Still River will have adequate cash flow to continue development of the system.  Still River states that their burn rate of cash is approximately $1.2 million per month, and expects that the additional funding from the current offering will be sufficient to complete the installation of the first system.  Still River, as a development stage company manufacturing its first product, continuously analyzes its cash requirements.

In addition the Company considered the following:
•	Much of Still River’s unique design is based on existing technology:
o
The single room PBRT concept and design, although a departure from the large scale three and four room PBRT systems on the market, is based on the existing principle of generating protons from a cyclotron. Still River, through design innovations and advances in magnet technology, has made the cyclotron more compact such that it can be mounted on the gantry.

o
A gantry mounted cyclotron, although appearing to be revolutionary, has in fact been done previously. A neutron generating gantry mounted cyclotron has successfully treated patients for over ten years at Detroit Medical Center.

o
Still River’s development approach for the Monarch250 has been to integrate as many commercially existing components as possible into the Monarch250. The patient couch, CT imaging and treatment planning software are all commercially available and will be integrated into the Monarch250.

o
Still River has hired engineers and staff with many years of accelerator and proton beam experience. Personnel have been hired with prior experience at MIT’s Plasma Fusion Lab, as well as Still River rival, IBA.

•	Still River has completed several significant milestones towards its manufacture and installation of its first proton beam unit:
o	built the magnet and other cyclotron subsystems for the first three units
o	completed the manufacture/assembly of the gantry system
o	demonstrated integrated software control of all cyclotron operations on the prototype unit
o	completed and passed the cold mass test on the prototype unit.
o	completed the beam extraction test phase.
•
Preliminary submissions have been made to the FDA, and Still River anticipates that it will file its final 510(k) submission in mid-year 2011.  The minimum expected review period is 3 months, and Still River is planning for a 6 month review period.  It is not possible to predict the actual review period and outcome, and it is uncertain as to whether the FDA will require an inspection of the unit prior to deeming Still River’s application complete.

•
There were some minor problems during some of the tests that were quickly rectified, but have caused delays in the scheduled delivery of the first unit.  As a result, the Company’s expected delivery of its first two units has also been delayed.  However, minor problems such as these are expected in a new technology, and do not affect the Company’s position on the viability of Still River technology.

•
A respected physicist was hired by the Company as a third party consultant to perform a technical review of this project, and continues to make periodic reviews at the request of the Company.  His discussions with Still River’s chief technology officer indicated that the delays encountered have at times resulted in modifications being required, but the modifications were not significant, and he still believes that development of the PBRT machine will be completed in Still River’s timeline.  The consultant was not engaged to analyze Still River’s financial condition.

•
Still River added a new CEO, Joseph Jachinowski, in late 2009 strengthening its management depth, and with the new investors, increased its board strength as well.  Independent board members consist of the following:  Robert Wilson, Former Vice Chairman of Johnson and Johnson; Peter P. D’Angelo, President, Caxton Associates; Dr. Anders Hove, MD, Partner, Venrock Associates; Dr. Myles D. Greenberg, MD, General Partner, CHL Medical Partners; Dr. Jay Rao, MD, JD, Portfolio Manager, Green Arrow Capital Management; and Mr. Paul Volcker, Former Chairman, United States Federal Reserve.

•	Still River currently has 15 sites agreeing to install the Monarch250 system.

Once FDA approval is obtained, the per share investment in Still River will likely increase to a level higher than the Company’s existing carrying value (cost).  As the first unit nears completion in 2011, and FDA approval appears more imminent, the Company believes that the value of its investment will meet and exceed its carrying value.   The estimated recovery period is anticipated to occur subsequent to the first system’s clinical treatment of patients, which would shortly follow obtaining FDA approval.  The first system is projected to be ready to treat patients in late 2011.  The Company has the intent and the ability to maintain its investment in Still River until at least these milestones are met.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $1,438,000 at December 31, 2010 compared to $833,000 at December 31, 2009, an increase of $605,000.  The Company’s expected primary cash needs on both a short and long-term basis are for capital expenditures, business expansion, working capital and other general corporate purposes.

It is the Company’s intent at appropriate times to invest a portion of its cash in high-quality short to long-term fixed income marketable securities in order to maximize income on its available cash and to hold these securities until maturity.  Securities with maturity dates between three and twelve months are classified as current assets and securities with maturities in excess of one year are classified as long-term.  At both December 31, 2010 and December 31, 2009 the Company had no short-term or long-term investments in securities.  However, at both December 31, 2010 and 2009 the Company had approximately $9,000,000 invested in certificates of deposit with a bank.  The certificate of deposit the Company holds as of December 31, 2010 matures on August 30, 2011.

Restricted cash of $50,000 at December 31, 2010 reflects cash that may only be used for the operations of GKF.

The Company has a $9,000,000 renewable line of credit with a bank that is secured by cash and securities.  The line of credit has been in place since June 2004 and has a maturity date of August 1, 2012.  As of December 31, 2010, there was $8,500,000 borrowed against the line of credit.  The Company believes it has the ability, and it is the Company’s intention, to renew the line of credit at its maturity in 2012.

Operating activities provided cash of $7,184,000 in 2010, which is primarily due to net income of $806,000 increased by non-cash charges for depreciation and amortization of $6,001,000, deferred income taxes of $168,000 and stock-based compensation expense of $110,000.  Decreases in accounts payable and accrued liabilities of $99,000 and accounts receivable of $76,000 were offset by an increase in prepaid expense and other assets of $76,000.  The Company’s trade accounts receivable decreased by $87,000, or about 2%, to $3,730,000 at December 31, 2010 from $3,817,000 at December 31, 2009.  The number of days revenue (sales) outstanding (“DSO”) in accounts receivable as of December 31, 2010 remained fairly consistent at 76 days compared to 78 days at December 31, 2009.  DSO can and does fluctuate depending on timing of customer payments received and the mix of fee per use versus retail customers.  Retail sites generally have longer collection periods than fee per use sites.

Investing activities used $315,000 of cash in 2010 due to payments made towards the purchase of property and equipment.  The Company’s acquisition of property and equipment included an additional $250,000 deposit toward the purchase of a Still River proton beam unit.

Financing activities used $6,264,000 of cash during 2010, primarily due to principal payments on long-term debt of $5,381,000, principal payments towards capital leases of $2,784,000, and distributions to minority owners of $627,000.  This was partially offset by long term debt financing on property and equipment of $928,000, proceeds from capital lease financing of $1,000,000 and advances on the line of credit of $600,000.

The Company had working capital at December 31, 2010 of $7,631,000 compared to working capital of $6,497,000 at December 31, 2009.  This $1,134,000 increase was due to an increase in cash of $605,000, a reduction in the current portion of long-term debt and capital leases of $632,000, and an increase in current deferred tax assets of $94,000.  These increases were partially offset by a reduction in receivables of $76,000, a reduction in prepaid expenses of $22,000 and an increase in accounts payable, employee compensation and benefits, and other accrued liabilities of $99,000.

The Company primarily invests its cash in certificates of deposit, money market or similar funds, and high quality short to long-term securities in order to minimize the potential for principal erosion.  Cash is invested in these funds pending use in the Company’s operations.  The Company believes its cash position is adequate to service the Company’s cash requirements in 2011.

The Company initially finances all of its Gamma Knife and radiation therapy units and anticipates that it will continue to do so with future contracts.  The Company has secured financing for its projects from several lenders and anticipates that it will be able to secure financing on future projects from these or other lending sources, but there can be no assurance that financing will continue to be available on acceptable terms.  The Company meets all debt covenants required under notes with its lenders, and expects that any covenants required by future lenders will be acceptable to the Company.

IMPACT OF INFLATION AND CHANGING PRICES

The Company does not believe that inflation has had a significant impact on operations because a substantial majority of the costs that it incurs under its customer contracts are fixed through the term of the contract.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES AND OFF BALANCE SHEET ARRANGEMENTS

The following table presents, as of December 31, 2010, the Company’s significant fixed and determinable contractual obligations by payment date.  The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.  Further discussion of the nature of each obligation is included in the notes to the consolidated financial statements referenced below.
	Payments Due by Period
	Total amounts	Less than
Contractual Obligations	committed	1 year	1-3 years	4-5 years	After 5 years
Long-term debt (includes interest)	$14,181,000	$4,320,000	$6,775,000	$3,086,000	$-
Capital leases (includes interest)	20,253,000	3,637,000	9,633,000	4,809,000	2,174,000
Line of credit	8,500,000	-	8,500,000	-	-
Future equipment purchases (1)	38,705,000	2,605,000	36,100,000	-	-
Operating leases	1,642,000	323,000	594,000	725,000	-

Total contractual obligations	$83,281,000	$10,885,000	$61,602,000	$8,620,000	$2,174,000

(1)
The Company has made cash deposits totaling $4,845,000 toward these equipment purchase commitments.  The commitments include the purchase of one Gamma Knife Perfexion unit, one Model 4C unit and three Monarch250 proton beam units as of December 31, 2010.  For the first two Monarch250 units specifically, the Company has a commitment to total deposits of $3,000,000 per machine until FDA approval is received, at which time the remaining balance is committed.  For the third Monarch250 unit, the Company has a commitment to total deposits of $500,000 until FDA approval is received, at which time the remaining balance is committed.  The Company has made a commitment to purchase the Perfexion Gamma Knife unit for the purpose of upgrading existing equipment.  The Company has made no deposits towards the purchase of this unit as of December 31, 2010, however a lease financing commitment has been obtained.  Financing has not yet been obtained for any of the other equipment.  For all equipment in this classification, term financing for these purchases will not be finalized until 2011 or later, and therefore an accurate determination of payments by period cannot be made as of December 31, 2010.  For purposes of this table, these commitments are listed in the 1-year or 1-3 year categories.

Further discussion of the long-term debt commitment is included in Note 5, capital leases in Note 6, and operating leases in Note 12 of the consolidated financial statements.

The Company has no significant off-balance sheet arrangements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below presents information about certain market-sensitive financial instruments as of December 31, 2010.  The fair values were determined based on quoted market prices for the same or similar instruments.

	Payments Due by Period					There-		Fair
(amounts in thousands)	2011	2012	2013	2014	2015	after	Total	Value

Fixed rate long-term debt
and present value of
capital leases	$6,073	$8,957	$5,094	$4,767	$2,306	$2,045	$29,242	$29,178

Average interest rates	7.2%	7.0%	8.1%	8.2%	8.3%	8.6%	7.4%

We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage or prepayment features.

At December 31, 2010, we had no significant long-term, market-sensitive investments.

We have no affiliation with partnerships, trusts or other entities whose purpose is to facilitate off-balance sheet financial transactions or similar arrangements, and therefore have no exposure to the financing, liquidity, market or credit risks associated with such entities.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Consolidated Financial Statements and Financial Statement Schedules included at page A-1 of this report.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on this assessment management believes that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

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

Our Chief Executive Officer and our Chief Financial Officer have evaluated the changes to the Company’s internal control over financial reporting that occurred during our last fiscal quarter ended December 31, 2010, as required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders (the “2011 Proxy Statement”).  Information regarding executive officers of the Company, included herein under the caption “Executive Officers of the Company” in Part I, Item 1 above, is incorporated herein by reference.

Information concerning the identification of our standing audit committee required by this Item is incorporated by reference from the 2011 Proxy Statement.

Information concerning our audit committee financial experts required by this Item is incorporated by reference from the 2011 Proxy Statement.

Information concerning compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference from the 2011 Proxy Statement.

We have adopted a Code of Ethics that is available on our website at www.ashs.com.  The information on our website is not part of this report.  You may also request a copy of this document free of charge by writing our Corporate Secretary.

ITEM 11.

EXECUTIVE COMPENSATION

Information required by this Item is incorporated herein by reference from the 2011 Proxy Statement.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated herein by reference from the 2011 Proxy Statement.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated herein by reference from the 2011 Proxy Statement.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is incorporated herein by reference from the 2011 Proxy Statement.

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

4.9	Rights Agreement dated as of March 22, 1999 between American Shared Hospital Services and American Stock Transfer & Trust Company as Rights Agent. (25)

10.1	The Company's 1984 Stock Option Plan, as amended. (4)

10.2	The Company's 1995 Stock Option Plan, as amended. (5)

10.3	Form of Indemnification Agreement between American Shared Hospital Services and members of its Board of Directors. (4)

10.4	Ernest A. Bates Stock Option Agreement dated as of August 15, 1995. (6)

10.5	Operating Agreement for GK Financing, LLC, dated as of October 17, 1995. (3)

10.6	Amendments dated as of October 26, 1995 and as of December 20, 1995 to the GK Financing, LLC Operating Agreement, dated as of October 17, 1995. (7)

10.7	Amendment dated as of October 16, 1996 to the GK Financing, LLC Operating Agreement, dated as of October 17, 1995. (1)

10.8	Amendment dated as of March 31, 1998 (“Fourth Amendment”) to the GK Financing, LLC Operating Agreement dated as of October 17, 1995. (8)

10.9	Amendment dated as of March 31, 1998 (“Fifth Amendment”) to the GK Financing, LLC Operating Agreement dated as of October 17, 1995. (8)

10.10	Amendment dated as of June 5, 1999 to the GK Financing, LLC Operating Agreement dated as of October 17, 1995. (8)

10.11a	Assignment and Assumption Agreement, dated as of December 31, 1995, between American Shared Radiosurgery Services (assignor) and GK Financing, LLC (assignee). (8)

10.11b	Assignment and Assumption Agreement, dated as of November 1, 1995, between American Shared Hospital Services (assignor) and American Shared Radiosurgery Services (assignee). (4)

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

10.14
Lease Agreement for a Gamma Knife Unit dated as of April 6, 1994, between Ernest A. Bates, M.D. and NME Hospitals, Inc. dba USC University Hospital.  (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended.  Omitted information has been replaced with asterisks.) (8)

10.15
Assignment and Assumption Agreement dated as of February 1, 1996 between Ernest A. Bates, M.D. and GK Financing, LLC with respect to the Lease Agreement for a Gamma Knife dated as of April 6, 1994 between Ernest A. Bates, M.D. and NME Hospitals, Inc. dba USC University Hospital. (8)

10.16
Lease Agreement for a Gamma Knife Unit dated as of October 31, 1996 between Hoag Memorial Hospital Presbyterian and GK Financing, LLC.  (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended.  Omitted information has been replaced with asterisks.) (8)

10.17
Addendum to Lease Agreement for a Gamma Knife Unit dated as of December 1, 1999 between Hoag Memorial Hospital Presbyterian and GK Financing, LLC.  (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended.  Omitted information has been replaced with asterisks.) (8)

10.18
Lease Agreement for a Gamma Knife Unit dated as of October 29, 1996 between Methodist Healthcare Systems of San Antonio, Ltd., dba Southwest Texas Methodist Hospital and GK Financing, LLC.  (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended.  Omitted information has been replaced with asterisks.) (8)

10.18a
Amendment to Lease Agreement for a Gamma Knife Unit effective December 13, 2003 by and between Methodist Healthcare Systems of San Antonio, Ltd., dba Southwest Texas Methodist Hospital and GK Financing, LLC.  (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended.  Omitted information has been replaced with asterisks.) (22)

10.18b
Second Amendment to Lease Agreement for a Gamma Knife Unit effective December 23, 2009 by and between Methodist Healthcare Systems of San Antonio, Ltd., dba Southwest Texas Methodist Hospital and GK Financing, LLC.  (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended.  Omitted information has been replaced with asterisks.) (38)

10.19
Lease Agreement for a Gamma Knife Unit dated as of April 10, 1997 between Yale-New Haven Ambulatory Services Corporation and GK Financing, LLC.  (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended.  Omitted information has been replaced with asterisks.) (8)

10.19a
Amendment to Lease Agreement for a Gamma Knife Unit effective October 25, 2005 by and between Yale-New Haven Ambulatory Services Corporation and GK Financing, LLC.  (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended.  Omitted information has been replaced with asterisks.) (27)

10.19b
Amendment to Lease Agreement for a Gamma Knife Unit effective June 30, 2006 by and between Yale-New Haven Ambulatory Services Corporation and GK Financing, LLC.  (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended.  Omitted information has been replaced with asterisks.) (31)

10.19c
Second Amendment to Lease Agreement for a Gamma Knife Unit effective May 15, 2009 by and between Yale-New Haven Hospital, Inc. a/k/a Yale-New Haven Hospital and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the

Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (37)

10.20
Lease Agreement for a Gamma Knife Unit dated as of June 1, 1999 between GK Financing, LLC and Kettering Medical Center.  (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended.  Omitted information has been replaced with asterisks.) (9)

10.21
Addendum to Contract with GKF and KMC/WKNI, dated June 1, 1999 between GK Financing, LLC and Kettering Medical Center.  (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended.  Omitted information has been replaced with asterisks.) (9)

10.21a
Purchased Services Agreement for a Gamma Knife Perfexion Unit dated November 19, 2008 between GK Financing, LLC and Kettering Medical Center.  (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended.  Omitted information has been replaced with asterisks.) (34)

10.21b
First Amendment to Purchased Services Agreement for a Gamma Knife Perfexion Unit dated June 11, 2009 between GK Financing, LLC and Kettering Medical Center.  (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended.  Omitted information has been replaced with asterisks.) (34)

10.22
Lease Agreement for a Gamma Knife Unit dated as of October 5, 1999 between GK Financing, LLC and New England Medical Center Hospitals, Inc.  (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended.  Omitted information has been replaced with asterisks.) (9)

10.22a
Addendum to Lease Agreement for a Gamma Knife unit effective April 1, 2005 between GK Financing, LLC and New England Medical Center Hospitals, Inc.  (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended.  Omitted information has been replaced with asterisks.) (24)

10.23
Equipment Lease Agreement dated as of October 29, 1999 between GK Financing, LLC and the Board of Trustees of the University of Arkansas on behalf of The University of Arkansas for Medical Sciences.  (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended.  Omitted information has been replaced with asterisks.) (9)

10.23a
Amendment to Lease Agreement effective as of September 15, 2005 between GK Financing, LLC and the Board of Trustees of the University of Arkansas on behalf of The University of Arkansas for Medical Sciences.  (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended.  Omitted information has been replaced with asterisks.) (26)

10.23b
Amendment to Lease Agreement effective as of October 31, 2007 between GK Financing, LLC and the Board of Trustees of the University of Arkansas on behalf of The University of Arkansas for Medical Sciences. (32)

10.23c
Amendment Three to Lease Agreement effective as of June 11, 2010 between GK Financing, LLC and the Board of Trustees of the University of Arkansas on behalf of The University of Arkansas for Medical Sciences. (36)

10.24
First Amendment to Lease Agreement for a Gamma Knife Unit effective as of August 2, 2000 between GK Financing, LLC and Tenet HealthSystems Hospitals, Inc. (formerly known as NME Hospitals, Inc.) dba USC University Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (9)

10.25
Addendum Two, dated as of October 1, 2000, to Lease Agreement for a Gamma Knife Unit dated as of October 31, 1996 between Hoag Memorial Hospital Presbyterian and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (10)

10.26
Lease Agreement for a Gamma Knife Unit dated as of May 28, 2000 between Froedtert Memorial Lutheran Hospital and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (10)

10.26a
First Amendment to Lease Agreement for a Gamma Knife Unit dated as of December 28, 2009 between Froedtert Memorial Lutheran Hospital and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (35)

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

10.37
Amendment Number Three to Lease Agreement for a Gamma Knife Unit dated as of June 22, 2001 between GK Financing, LLC and The Regents of the University of California.  (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended.  Omitted information has been replaced with asterisks.) (15)

10.38
Addendum Three to Lease Agreement for a Gamma Knife Unit dated as of October 1, 2000 between GK Financing, LLC and Hoag Memorial Hospital Presybterian.  (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended.  Omitted information has been replaced with asterisks.) (15)

10.39
Lease Agreement for a Gamma Knife Unit dated as of July 18, 2001  between GK Financing, LLC and Bayfront Medical Center, Inc..  (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended.  Omitted information has been replaced with asterisks.) (16)

10.40
Lease Agreement for a Gamma Knife Unit dated as of September 13, 2001 between GK Financing, LLC and Mercy Medical Center.  (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended.  Omitted information has been replaced with asterisks.) (17)

10.41
Addendum Number One to Contract dated September 13, 2001 between GK Financing, LLC and Mercy Medical Center.  (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended.  Omitted information has been replaced with asterisks.) (17)

10.42
Lease Agreement for a Gamma Knife Unit dated as of May 22, 2002 between GK Financing, LLC and The Johns Hopkins Hospital.  (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule

24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (18)

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

10.53
Addendum Two to Lease Agreement for a Gamma Knife Unit effective January 17, 2007 between GK Financing, LLC and Sunrise Hospital Medical Center, LLC d/b/a Sunrise Hospital Medical Center.  (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended.  Omitted information has been replaced with asterisks.) (29)

10.54
Amendment Five to Lease Agreement for a Gamma Knife Unit effective May 9, 2007 between GK Financing, LLC and The Regents of the University of California.  (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended.  Omitted information has been replaced with asterisks.) (30)

10.55
Addendum Two to Lease Agreement for a Gamma Knife Unit effective June 20, 2007 between GK Financing, LLC and The Regents of the University of California.  (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended.  Omitted information has been replaced with asterisks.) (30)

10.56
Agreement to Purchase Gamma Knife Perfexion Unit effective May 7, 2007 between GK Financing, LLC and The Regents of the University of California.  (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended.  Omitted information has been replaced with asterisks.) (30)

10.57
Purchased Services Agreement for a Gamma Knife Perfexion Unit dated as of March 5, 2008 between GK Financing, LLC and USC University Hospital, Inc. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended.  Omitted information has been replaced with asterisks). (33)

10.57a
First Amendment to Purchased Services Agreement for a Gamma Knife Perfexion Unit dated as of April 1, 2009 between GK Financing, LLC and USC University Hospital, Inc. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended.  Omitted information has been replaced with asterisks). (34)

10.58
Addendum Three to Lease Agreement for a Gamma Knife Unit effective as of June 20, 2007 between GK Financing, LLC and Sunrise Hospital and Medical Center, LLC dba Sunrise Hospital and Medical Center.  (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended.  Omitted information has been replaced with asterisks.) (37)

10.59
Addendum Four to Lease Agreement for a Gamma Knife Unit effective as of February 8, 2010 between GK Financing, LLC and Sunrise Hospital and Medical Center, LLC dba Sunrise Hospital and Medical Center.  (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended.  Omitted information has been replaced with asterisks.) (37)

21.	Subsidiaries of American Shared Hospital Services.

23.1	Consent of Independent Registered Public Accounting Firm.

31.	Rule 13a-14(a)/15d-14(a) Certifications.

32.	Section 1350 Certifications (furnished and not to be considered filed as part of the Form 10-K).

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

(4)	These documents were filed as Exhibits 10.24 and 10.35, respectively, to registrant’s Registration Statement on Form S-2 (Registration No. 33-23416), which is incorporated herein by this reference.

(5)	This document was filed as Exhibit A to registrant's Proxy Statement, filed on August 31, 1995, which is incorporated herein by this reference.

(6)	This document was filed as Exhibit B to registrant's Proxy Statement, filed on August 31, 1995, which is incorporated herein by this reference.

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

(17)
These documents were filed as Exhibits 10.40 and 10.41, respectively, to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, which is incorporated herein by this reference.

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

(23)
These documents were filed as Exhibits 10.46, 10.47 and 10.48, respectively, to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, which is incorporated herein by this reference.

(24)
These documents were filed as Exhibits 10.22a and 10.49, respectively, to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, which is incorporated herein by this reference.

(25)	This document was filed as Exhibit 4 to the registrant’s Current Report on Form 8-K filed on April 1, 1999, which is incorporated herein by this reference.

(26)
These documents were filed as Exhibits 10.23a, 10.50 and 10.50a, respectively, to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which is incorporated herein by this reference.

(27)	This document was filed as Exhibit 10.19a to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, which is incorporated herein by this reference.

(28)
These documents were filed as Exhibits 10.45a, 10.51 and 10.52, respectively, to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which is incorporated herein by this reference.

(29)	This document was filed as Exhibit 10.53 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, which is incorporated herein by this reference.

(30)
These documents were filed as Exhibits 10.35a, 10.54, 10.55 and 10.56, respectively, to the registrant’s Quarterly Report on Form 10-Q for the fiscal year ended June 30, 2007, which is incorporated herein by this reference.

(31)	This document was filed as Exhibit 10.19b to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, which is incorporated herein by this reference.

(32)	This document was filed as Exhibit 10.23b to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which is incorporated herein by this reference.

(33)
These documents were filed as Exhibits 10.30a, 10.30b and 10.57, respectively, to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, which is incorporated herein by this reference.

(34)
These documents were filed as Exhibits 10.21a, 10.21b and 10.57a, respectively, to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, which is incorporated herein by this reference.

(35)	This document was filed as Exhibit 10.26a to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, which is incorporated herein by this reference.

(36)	This document was filed as Exhibit 10.23c to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, which is incorporated herein by this reference.

(37)
These documents were filed as Exhibits 10.19c, 10.58 and 10.59, respectively, to the registrant’s Quarterly Report on Form 10-Q /A for the quarterly period ended June 30, 2010, which is incorporated herein by this reference.

(38)	This document was filed as Exhibit 10.18b to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, which is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SHARED HOSPITAL SERVICES
(Registrant)

March 31, 2011	By:	/s/ Ernest A. Bates, M.D.
Ernest A. Bates, M.D.
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ernest A. Bates	Chairman of the Board and	March 31, 2011
Ernest A. Bates	Chief Executive Officer
(Principal Executive Officer)

/s/ Olin C. Robison	Director	March 31, 2011
Olin C. Robison

/s/ John F. Ruffle	Director	March 31, 2011
John F. Ruffle

/s/ Raymond C. Stachowiak	Director	March 31, 2011
Raymond C. Stachowiak

/s/ Stanley S. Trotman, Jr.	Director	March 31, 2011
Stanley S. Trotman, Jr.

/s/ Craig K. Tagawa	Chief Operating Officer and	March 31, 2011
Craig K. Tagawa	Chief Financial Officer
(Principal Accounting Officer)

AMERICAN SHARED HOSPITAL SERVICES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
and
CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 and 2008

Contents

PAGE

Report of Independent Registered Public Accounting Firm	1

Consolidated Financial Statements
Balance sheets	2
Statements of operations	3
Statement of shareholders’ equity	4
Statements of cash flows	5
Notes to financial statements	6 – 21

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
American Shared Hospital Services

We have audited the accompanying consolidated balance sheets of American Shared Hospital Services and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Shared Hospital Services and subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/S/ MOSS ADAMS LLP

Stockton, California
March 31, 2011

American Shared Hospital Services
Consolidated Balance Sheets

	DECEMBER 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,438,000	$833,000
Restricted cash	50,000	50,000
Certificate of deposit	9,000,000	9,000,000
Trade accounts receivable, net of allowance for doubtful
accounts of $100,000 in 2010 and 2009	3,730,000	3,817,000
Other receivables	71,000	60,000
Prepaid expenses and other current assets	473,000	495,000
Current deferred tax assets	313,000	219,000

Total current assets	15,075,000	14,474,000

PROPERTY AND EQUIPMENT, net	47,360,000	43,289,000

INVESTMENT IN PREFERRED STOCK	2,617,000	2,617,000
OTHER ASSETS	288,000	241,000

TOTAL ASSETS	$65,340,000	$60,621,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$337,000	$318,000
Employee compensation and benefits	211,000	199,000
Other accrued liabilities	823,000	755,000
Current portion of long-term debt	3,474,000	4,894,000
Current portion of capital leases	2,599,000	1,811,000

Total current liabilities	7,444,000	7,977,000

LONG-TERM DEBT, less current portion	8,803,000	11,836,000
LONG-TERM CAPITAL LEASES, less current portion	14,367,000	7,233,000
ADVANCES ON LINE OF CREDIT	8,500,000	7,900,000
DEFERRED INCOME TAXES	3,182,000	2,920,000

SHAREHOLDERS’ EQUITY
Common stock, no par value
Authorized – 10,000,000 shares; Issued and outstanding
shares – 4,597,000 in 2010 and 4,595,000 in 2009	8,606,000	8,606,000
Additional paid-in capital	4,703,000	4,593,000
Retained earnings	6,262,000	6,205,000

Total equity- American Shared Hospital Services	19,571,000	19,404,000
Non-controlling interest in subsidiary	3,473,000	3,351,000

Total shareholders’ equity	23,044,000	22,755,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$65,340,000	$60,621,000

See accompanying notes

American Shared Hospital Services
Consolidated Statements of Operations

	YEARS ENDED DECEMBER 31,
	2010	2009	2008
Revenue:
Medical services	$16,675,000	$16,768,000	$19,099,000

Costs of revenue:
Maintenance and supplies	1,566,000	1,429,000	1,163,000
Depreciation and amortization	5,888,000	6,378,000	6,589,000
Other direct operating costs	2,012,000	1,974,000	3,125,000
	9,466,000	9,781,000	10,877,000

Gross margin	7,209,000	6,987,000	8,222,000

Selling and administrative expense	4,240,000	3,928,000	4,323,000
Transaction costs	-	342,000	-
Interest expense	2,104,000	2,064,000	2,437,000

Operating income	865,000	653,000	1,462,000

Interest and other income	107,000	60,000	404,000

Income before income taxes	972,000	713,000	1,866,000
Income tax expense	166,000	247,000	534,000

Net income	806,000	466,000	1,332,000
Less: net income attributable to non-controlling interest	(749,000)	(654,000)	(855,000)

Net (loss) income attributable to American Shared Hospital Services	$57,000	$(188,000)	$477,000

Net (loss) income per share attributable to American Shared Hospital Services:
(Loss) earnings per common share-basic	$0.01	$(0.04)	$0.10

(Loss) earnings per common share-assuming dilution	$0.01	$(0.04)	$0.10

See accompanying notes

American Shared Hospital Services
Consolidated Statement of Shareholders’ Equity

	THREE YEARS ENDED DECEMBER 31, 2010
			Additional			Non-controlling
	Common	Common	Paid-in	Retained	Sub-Total	Interest in
	Shares	Stock	Capital	Earnings	ASHS	Subsidiary	Total
Balances at January 1, 2008	5,026,000	$9,320,000	$4,304,000	$5,916,000	$19,540,000	$3,153,000	$22,693,000
Repurchase of common stock	(316,000)	(443,000)	-	-	(443,000)	-	(443,000)
Stock based compensation expense	2,000	-	137,000	-	137,000	-	137,000
True-up tax benefit from share-based payment arrangements	-	-	17,000	-	17,000	-	17,000
Cash distributions to non-controlling interest	-	-	-	-	-	(798,000)	(798,000)
Net income	-	-	-	477,000	477,000	855,000	1,332,000
Balances at December 31, 2008	4,712,000	8,877,000	4,458,000	6,393,000	19,728,000	3,210,000	22,938,000
Repurchase of common stock	(119,000)	(271,000)	-	-	(271,000)	-	(271,000)
Stock based compensation expense	2,000	-	135,000	-	135,000	-	135,000
Cash distributions to non-controlling interest	-	-	-	-	-	(513,000)	(513,000)
Net income (loss)	-	-	-	(188,000)	(188,000)	654,000	466,000
Balances at December 31, 2009	4,595,000	8,606,000	4,593,000	6,205,000	19,404,000	3,351,000	22,755,000
Stock based compensation expense	2,000	-	110,000	-	110,000	-	110,000
Cash distributions to non-controlling interest	-	-	-	-	-	(627,000)	(627,000)
Net income	-	-	-	57,000	57,000	749,000	806,000
Balances at December 31, 2010	4,597,000	$8,606,000	$4,703,000	$6,262,000	$19,571,000	$3,473,000	$23,044,000

See accompanying notes

American Shared Hospital Services
Consolidated Statements of Cash Flows

	YEARS ENDED DECEMBER 31,
	2010	2009	2008
OPERATING ACTIVITIES
Net income	$806,000	$466,000	$1,332,000
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	6,001,000	6,492,000	6,715,000
Loss (gain) on disposal of assets	-	1,000	(60,000)
Deferred income tax	168,000	409,000	365,000
Stock-based compensation expense	110,000	135,000	137,000
Changes in operating assets and liabilities:
Receivables	76,000	573,000	686,000
Prepaid expenses and other assets	(76,000)	(110,000)	(14,000)
Accounts payable and accrued liabilities	99,000	(262,000)	(214,000)

Net cash from operating activities	7,184,000	7,704,000	8,947,000

INVESTING ACTIVITIES
Payment for purchase of property and equipment	(315,000)	(1,145,000)	(4,313,000)
Proceeds from sales and maturities of marketable securities	-	-	3,670,000
Investment in certificate of deposit	-	(9,000,000)	-
Proceeds from sale of assets	-	-	1,473,000

Net cash from investing activities	(315,000)	(10,145,000)	830,000

FINANCING ACTIVITIES
Principal payments on long-term debt	(5,381,000)	(6,808,000)	(8,090,000)
Principal payments on capital leases	(2,784,000)	(1,631,000)	(1,252,000)
Long term debt financing on property and equipment	928,000	811,000	2,352,000
Proceeds from capital lease financing on property and equipment	1,000,000	-	-
Advances on line of credit	600,000	2,100,000	3,000,000
Payments on line of credit	-	(700,000)	(600,000)
Distributions to minority owners	(627,000)	(513,000)	(798,000)
Stock repurchase	-	(271,000)	(443,000)

Net cash from financing activities	(6,264,000)	(7,012,000)	(5,831,000)

Net change in cash and cash equivalents	605,000	(9,453,000)	3,946,000

CASH AND CASH EQUIVALENTS, beginning of year	833,000	10,286,000	6,340,000

CASH AND CASH EQUIVALENTS, end of year	$1,438,000	$833,000	$10,286,000

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$2,446,000	$2,352,000	$2,898,000
Cash paid for income taxes	$88,000	$31,000	$261,000

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Income tax effect from stock option exercise recorded to Additional paid-in capital	$-	$-	$17,000
Acquisition of equipment with capital lease financing	$9,706,000	$4,716,000	$3,400,000

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

Securities – The Company at times invests excess cash in short to long term fixed income marketable securities. It is the Company’s intent and ability to hold any such securities until maturity and they are therefore regarded as held-to-maturity investments. The value of securities with maturity dates greater than three months to one year are considered current, and securities with maturity dates greater than one year are considered long-term securities and are classified accordingly on the balance sheet. Securities with maturity dates of three months or less are considered cash equivalents.

American Shared Hospital Services
Notes to Consolidated Financial Statements

Note 2 – Accounting Policies (Continued)

Certificate of deposit – As of December 31, 2010, the Company had a $9,000,000 principal investment in a certificate of deposit with a bank with an interest rate of 0.7% and a maturity date in August 2011. As of December 31, 2009, the Company had a $9,000,000 principal investment in a certificate of deposit with a bank with an interest rate of 1.39% and a maturity date in August 2010.

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

All of the Company’s revenue was provided by nineteen customers in both 2010 and 2009, and these customers constitute accounts receivable at December 31, 2010 and 2009. The Company performs credit evaluations of its customers and generally does not require collateral. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in any particular geographic area.

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

Non-controlling interests - On January 1, 2009, the Company adopted authoritative guidance that establishes accounting and reporting standards for the non-controlling interest, previously referred to as minority interest, in a subsidiary. The guidance addresses the accounting for changes, both increases and decreases, in a parent’s ownership interest in a subsidiary, including the requirement that a retained non-controlling interest upon the deconsolidation of a subsidiary be initially measured at its fair value in determining the gain or loss resulting from the deconsolidation. The Company is required to report its non-controlling interests as a separate component of shareholders’ equity. The Company is also required to present the consolidated net income and the portion of the consolidated net income allocable to the non-controlling interests and to the shareholders of the Company separately in its consolidated statements of income. The guidance also requires losses applicable to the non-controlling interest be allocated to the non-controlling interest even when those losses are in excess of the non-controlling interests’ investment basis. The provisions of the guidance are to be applied to existing non-controlling interests prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. The December 31, 2008 financial statements have been restated to reflect the changes in presentation described above.

Property and equipment – Property and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, which for medical and office equipment is generally 3 – 15 years, and after accounting for salvage value

American Shared Hospital Services
Notes to Consolidated Financial Statements

Note 2 – Accounting Policies (Continued)

on the equipment where indicated. Salvage value is based on the estimated fair value of the equipment at the end of its useful life. The Company capitalized interest of $342,000 and $288,000 in 2010 and 2009, respectively, as costs of medical equipment.

The Company leases Gamma Knife and radiation therapy equipment to its customers under arrangements typically accounted for as operating leases. At December 31, 2010, the Company held equipment under operating lease contracts with customers with an original cost of $69,760,000 and accumulated depreciation of $33,611,000. At December 31, 2009, the Company held equipment under operating lease contracts with customers with an original cost of $69,444,000 and accumulated depreciation of $34,318,000.

Investment in convertible preferred stock – As of December 31, 2010 the Company has convertible preferred stock representing an approximate 1.8% interest in Still River Systems, Inc. (“Still River”), and accounts for this investment under the cost method. The cost of the Company’s investment in Still River was $2,617,000 as of December 31, 2010 and 2009. The Company reviews its investment in Still River for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value of the investment may not be recoverable. See Note 4 – Convertible Preferred Stock Investment for further discussion.

Fair value of financial instruments – The carrying amounts of financial instruments, including cash and cash equivalents, securities, restricted cash, accounts receivable, accounts payable, and other accrued liabilities approximated their fair value as of December 31, 2010 and 2009 because of the relatively short maturity of these instruments. The fair value of the Company’s various debt obligations, discounted at currently available interest rates was approximately $29,178,000 and $25,746,000 at December 31, 2010 and 2009, respectively. The Company did not have any assets or liabilities that were carried at fair value on a recurring or nonrecurring basis at December 31, 2010 or 2009.

Revenue recognition - Revenue is recognized when services have been rendered and collectability is reasonably assured. There are no guaranteed minimum payments. The Company’s contracts are typically for a ten year term and are classified as either fee per use or retail. Retail arrangements are further classified as either turn-key or revenue sharing.

Revenue from fee per use contracts is recorded on a gross basis as determined by each hospital’s contracted rate. Under revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital. Revenue is recorded on a gross basis and estimated based on historical experience. Under turn-key arrangements, the Company receives payment from the hospital in the amount of its reimbursement from third party payors, and is responsible for paying all the operating costs of the Gamma Knife. Revenue is recorded on a gross basis and estimated based on historical experience and hospital contracts with third party payors. Revenue estimates are reviewed periodically and adjusted as necessary. Revenue recognition is consistent with guidelines provided under the applicable accounting standards for revenue recognition.

Stock-based compensation – The Company measures all employee stock-based compensation awards at fair value and records such expense in its consolidated financial statements. See Note 9 for additional information on the Company’s stock-based compensation programs.

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

Earnings per share – Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the year. Diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of options or warrants. The following table illustrates the computations of basic and diluted earnings per share for the years ended December 31, 2010, 2009 and 2008.

	2010	2009	2008

Numerator for basic and diluted earnings per share	$57,000	$(188,000)	$477,000

Denominator:
Denominator for basic earnings per share – weighted-average shares	4,596,000	4,656,000	4,990,000
Effect of dilutive securities
Employee stock options/restricted stock units	16,000	6,000	2,000

Denominator for diluted earnings per share – adjusted weighted-average shares	4,612,000	4,662,000	4,992,000

(Loss) earning per share – basic	$0.01	$(0.04)	$0.10

(Loss) earning per share – diluted	$0.01	$(0.04)	$0.10

In 2010, options outstanding to purchase 355,000 shares of common stock at an exercise price range of $2.96 - $6.50 per share were not included in the calculation of diluted earnings per share as the exercise price of the options was greater than the average market price of common stock during the year.

In 2009, options outstanding to purchase 366,000 shares of common stock at an exercise price range of $2.96 – $6.50 per share were not included in the calculation of diluted earnings per share as the exercise price of the options was greater than the average market price of common stock during the year.

In 2008, options outstanding to purchase 618,000 shares of common stock at an exercise price range of $2.30 - $6.50 per share were not included in the calculation of diluted earnings per share as the exercise price of the options was greater than the average market price of common stock during the year.

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

New authoritative accounting guidance under ASC Topic 810 “Consolidation”, effective January 1, 2010, amended prior guidance to change how a company determines when an entity is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. This new authoritative accounting guidance did not have a significant impact on the Company’s financial statements.

Note 3 – Property and Equipment

Property and equipment consists of the following:

	DECEMBER 31,
	2010	2009
Medical equipment and facilities	$74,356,000	$73,643,000
Office equipment	685,000	692,000
Deposits and construction in progress	6,479,000	3,602,000
Deposits towards purchase of proton beam systems	2,500,000	2,250,000
	84,020,000	80,187,000
Accumulated depreciation	(36,660,000)	(36,898,000)
Net property and equipment	$47,360,000	$43,289,000

The Company has equipment that is secured under capitalized leases, which is included in Medical equipment and facilities, with a total cost of $28,727,000 and associated accumulated depreciation of $10,706,000 as of December 31, 2010, and total cost of $17,091,000 and associated accumulated depreciation of $8,146,000 as of December 31, 2009.

As of December 31, 2010, the Company has $2,500,000 in deposits toward the purchase of three Monarch250™ proton beam radiation therapy (“PBRT”) systems from Still River Systems, Inc., a development-stage company. For the first two machines, the Company has a commitment to total deposits of $3,000,000 per machine until FDA approval is received, at which time the remaining balance is committed. The delivery dates for the first two machines are now anticipated to be in 2012 and 2013. For the third machine, the Company has a commitment to total deposits of $500,000 until FDA approval is received, at which time the remaining balance is committed. The Company has entered into a

American Shared Hospital Services
Notes to Consolidated Financial Statements

Note 3 – Property and Equipment (Continued)

partnership agreement with a radiation oncology physician group, which has contributed $100,000 towards the deposits on the third machine. The Still River PBRT system is not commercially proven and there is no assurance FDA approval will be received. The Company reviews the carrying value of these deposits for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value may not be recoverable. See Note 12-Commitments and Contingencies for additional discussion on purchase commitments.

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

The Preferred Stock is convertible at any time at the option of the holder into shares of common stock of Still River at a conversion price, subject to certain adjustments, but initially set at the original purchase price. The Preferred Stock has voting rights equivalent to the number of common stock shares into which it is convertible, and holders of the Preferred Stock, subject to certain exceptions, have a pro-rata right to participate in subsequent stock offerings. In the event of liquidation, dissolution, or winding up of Still River, the Preferred Stock holders have preference to the holders of common stock, and any other class or series of stock that is junior to the Preferred Stock. Upon conversion of the Preferred Stock, the Company’s investment represents an approximate 1.8% interest in the common stock of Still River as of December 31, 2010. The Company does not have a Board of Directors seat with Still River.

The Company accounts for its investment in Still River under the cost method and evaluates the investment for impairment on a quarterly basis or as events or circumstances might indicate that the carrying value of the investment may not be recoverable. The Company reviewed its investment in Still River at December 31, 2010 in light of both current market conditions and the ongoing needs of Still River to raise cash to continue its development of the first compact, single room PBRT system.

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

Company chose not to further invest in Still River at this time, choosing to use its cash towards future projects rather than equity positions. The Series D round of funding was originally committed at $33 million, but was later restructured to a $30 million commitment in exchange for earlier advancement of funds.

On March 16, 2010, Still River offered $20 million of new equity under a Series D extension, with $12 million set aside for current investors, and $8 million available for new investors. The new shares were being offered at $0.17 per share, the same price as the earlier offering under Series D. Still River received approximately $20 million funding from this offer in June 2010, of which existing investors contributed $13 million and new investors contributed $7 million.

In late December 2010, two lawsuits were filed by MIT against Still River, alleging patent infringement. Still River disputes the allegations and is attempting to reach agreement with MIT. Still River believes this issue will not have a significant long-term impact on the business.

In February 2011, an additional round of financing under a Series D extension was offered to existing major investors, and raised in excess of $12 million. This offer is also being extended into April 2011 to another group of investors to raise an additional amount of up to $3.5 million. These additional funds should allow Still River to complete the installation of the first proton beam unit, and allow it to make progress towards the manufacture of additional units. This round was offered at $0.17 per share, the same price as earlier offerings under Series. Investors were offered an inducement to quickly close the round in the form of a warrant for 20% of additional shares. The warrant was offered because of the delays in construction that have occurred and because of the uncertainty from the pending lawsuits.

The lower price per share of the Series D offering, along with the 20% warrant offered in the latest round of financing, could be viewed as a reasonable estimate of the fair value of our cost-method investment, indicating that our investment is impaired. The Company estimates that there is currently an unrealized loss (impairment) of approximately $1.2 million based on the issuance of the Series D funding compared to the Company’s cost of its investment, and this unrealized loss could increase to approximately $1.5 million once the current round of financing has been completed, due to the issuance of warrants.

In assessing whether the impairment is other than temporary, we evaluated the length of time and extent to which market value has been below cost, the financial condition and near term prospects of Still River and our ability and intent to retain our investment for a period sufficient to allow for an anticipated recovery in the market value. Although the investment is not without certain risk, and the manufacture of the first unit has taken longer than originally anticipated, the Company believes that the current market value is a temporary situation brought on solely due to the continuing downturn of the economy, and is not a reflection on the progress or viability of Still River or its PBRT design, and believes that our investment in Still River is not other than temporarily impaired.

American Shared Hospital Services
Notes to Consolidated Financial Statements

Note 5 – Long-Term Debt

Long-term debt consists primarily of seven notes with financing companies, related to Gamma Knife and radiation therapy equipment, construction and installation, totaling $12,277,000, as of December 31, 2010. These notes accrue interest at fixed annual rates between 7.43% and 8.30%, are payable in 24 to 84 monthly installments, mature between April 2012 and April 2015, and are collateralized by the respective Gamma Knife units and radiation therapy equipment. As of December 31, 2009 long-term debt consisted of 14 notes totaling $16,730,000. As of December 31, 2010 and December 31, 2009 the Company was in compliance with all debt covenants required under notes with its lenders. The following are contractual maturities of long-term debt by year at December 31, 2010:

Year ending December 31,
2011	$3,474,000
2012	3,176,000
2013	2,676,000
2014	2,619,000
2015	332,000

$12,277,000

Note 6 – Obligations Under Capital Leases

The Company has nine capital lease obligations with five financing companies, collateralized by Gamma Knife equipment having an aggregate net book value of $18,021,000 at December 31, 2010. These obligations have stated interest rates ranging between 6.88% and 9.50%, are payable in 60 to 84 monthly installments, and mature between July 2012 and January 2018. As of December 31, 2009, the Company had five capital lease obligations with three finance companies with an aggregate net book value of $8,945,000. Future minimum lease payments, together with the present value of the net minimum lease payments under capital leases at December 31, 2010, are summarized as follows:

Net Present Value
of Minimum
Lease Payments
Year ending December 31,
2011	$3,637,000
2012	6,601,000
2013	3,032,000
2014	2,577,000
2015	2,232,000
Thereafter	2,174,000
Total capital lease payments	20,253,000
Less imputed interest	3,287,000
16,966,000
Less current portion	2,599,000
$14,367,000

American Shared Hospital Services
Notes to Consolidated Financial Statements

Note 7 – Line of Credit

The Company has a $9,000,000 renewable line of credit with a bank that is secured by cash and certificates of deposit. The line of credit has been in place since June 2004 and has a maturity date of August 1, 2012. Borrowing under the line of credit is subject to interest expense at a rate equal to the bank’s prime rate, or alternatively at the Company’s discretion, the LIBOR rate plus 1.50 percentage points. The Company is in compliance with all debt covenants required. As of December 31, 2010 and 2009, there was $8,500,000 and $7,900,000 borrowed against the line of credit, respectively.

Note 8 – Income Taxes

The Company has adopted accounting standards which prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Additionally, these accounting standards specify that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. The Company has made no reclassifications between current taxes payable and long term taxes payable under this guidance. Also, the Company had no amounts of unrecognized tax benefits that, if recognized, would affect its effective income tax rate for the years ended December 31, 2010, 2009 and 2008.

The Company’s policy for deducting interest and penalties is to treat interest as interest expense and penalties as taxes. As of December 31, 2010, the Company had no amount accrued for the payment of interest and penalties related to unrecognized tax benefits.

The tax return years 2005 through 2010 remain open to examination by the major domestic taxing jurisdictions to which the Company is subject. Net operating losses generated on a tax return basis by the Company for calendar years 1999 through 2004, and 2009 remain open to examination by the major domestic taxing jurisdictions.

American Shared Hospital Services
Notes to Consolidated Financial Statements

Note 8 – Income Taxes (continued)

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2010 and 2009 are as follows:

	DECEMBER 31,
	2010	2009
Deferred tax liabilities:
Fixed assets	$(7,069,000)	$(6,574,000)

Total deferred tax liabilities	(7,069,000)	(6,574,000)

Deferred tax assets:
Net operating loss carryforwards	3,784,000	3,540,000
Accrued reserves	236,000	133,000
Tax credits	298,000	315,000
Other – net	77,000	86,000

Total deferred tax assets	4,395,000	4,074,000

Valuation allowance	(195,000)	(201,000)

Deferred tax assets net of valuation allowance	4,200,000	3,873,000

Net deferred tax liabilities	$(2,869,000)	$(2,701,000)

These amounts are presented in the financial statements as follows:

	DECEMBER 31,
	2010	2009
Current deferred tax assets	$313,000	$219,000
Deferred income taxes (non-current)	(3,182,000)	(2,920,000)
	$(2,869,000)	$(2,701,000)

American Shared Hospital Services
Notes to Consolidated Financial Statements

Note 8 – Income Taxes (continued)

The components of the provision for income taxes consist of the following:

	YEARS ENDED DECEMBER 31,
	2010	2009	2008
Current:
Federal	$(25,000)	$(170,000)	$29,000
State	23,000	8,000	140,000
Total current	(2,000)	(162,000)	169,000

Deferred:
Federal	142,000	348,000	299,000
State	26,000	61,000	66,000
Total deferred	168,000	409,000	365,000
	$166,000	$247,000	$534,000

The provision for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (34% in 2010, 2009 and 2008) to income before taxes as follows:

	YEARS ENDED DECEMBER 31,
	2010	2009	2008

Computed expected federal income tax	$76,000	$20,000	$344,000
State income taxes, net of federal benefit	80,000	90,000	159,000
Non-deductible expenses	39,000	48,000	48,000
Other	(29,000)	89,000	(17,000)

	$166,000	$247,000	$534,000

At December 31, 2010, the Company had net operating loss carryforwards for federal income tax return purposes of approximately $10,370,000 which expire between 2019 and 2030. The Company has net operating loss carryforwards for state income tax purposes of approximately $4,379,000 that begin to expire in 2011. A substantial part of this carryforward is subject to separate return limitations.

The Company’s ability to utilize its net operating loss carryforwards and other deferred tax assets may be limited in the event of a 50% or more ownership change within any three-year period. Future federal net operating losses generated by the Company can be carried forward for 20 years.

In 2010 California Senate bill 858 was signed which suspends the ability to use net operating losses in the 2010 and 2011 tax years and extends the 20-year carryforward period to account for the suspension periods. Suspended net operating losses for 2008, 2009 and 2010 will be allowed additional carryover periods of three years, two years and one year respectively. This may give rise to a tax expense for any such taxable income rising out of the disallowable two year period.

American Shared Hospital Services
Notes to Consolidated Financial Statements

Note 9 – Shareholders’ Equity

Incentive Compensation Plan

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

In June 2010 shareholders approved an amendment and restatement of the 2006 Plan. Among other things, the amendment renamed the Plan the Incentive Compensation Plan (the “Plan”); increased the number of shares of the Company’s common stock reserved for issuance under the Plan to 1,630,000; included a provision to reduce the number of shares reserved for award and issuance under the Plan by a ratio of 1.59 shares of common stock for each share of common stock that is issued pursuant to a Full Value Award; and included a new Incentive Bonus Program with incentive bonus opportunities through performance unit awards and special cash incentive programs tied to the attainment of pre-established performance milestones.

Under the Plan, a total of 11,000 restricted stock units have been granted, consisting of annual automatic grants to non-employee directors and the corporate secretary. There have been no restricted stock units awarded to employees.

As of December 31, 2010, there are approximately 610,000 stock options issued and outstanding, of which approximately 89,000 shares were transferred from the previous plans. Approximately 385,000 stock options are vested as of December 31, 2010.

American Shared Hospital Services
Notes to Consolidated Financial Statements

Note 9 – Shareholders’ Equity (Continued)

Changes in options outstanding under the Stock Option Plans during 2010 are as follows :

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
Options	of Options	Price	Term (Years)	Value

Balance at December 31, 2009	599,000	$3.73
Granted	26,000	$2.82
Exercised	-	$-
Forfeited	(15,000)	$4.20

Balance at December 31, 2010	610,000	$3.67	3.95	$-

Exercisable at December 31, 2010	385,000	$3.95	3.79	$-

The weighted average grant-date fair value of the options granted during the years 2010, 2009 and 2008 was $2.47, $1.16, and $0.84, respectively. There was no total intrinsic value of options exercised during any of the years ended December 31, 2010 and 2009 and 2008.

There was no cash received from options exercised under any share-based payment arrangements for the years ended December 31, 2010, 2009 and 2008, and as a result, there was no actual tax benefit realized for tax deductions from option exercises in any of those years.

A summary of the status of the Company’s non-vested shares as of December 31, 2010, and changes during the year ended December 31, 2010 is presented below:

		Weighted
		Average
	Number	Grant-Date
Nonvested Shares	of Options	Fair Value

Nonvested at December 31, 2009	315,000	$1.24
Granted	26,000	$2.47
Vested	(112,000)	$1.28
Forfeited	(4,000)	$1.76

Nonvested at December 31, 2010	225,000	$1.06

American Shared Hospital Services
Notes to Consolidated Financial Statements

Note 9 – Shareholders’ Equity (Continued)

At December 31, 2010, there was approximately $221,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. This cost is expected to be recognized over a period of approximately five years.

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

The fair value of the Company’s option grants issued during 2010, 2009 and 2008 were estimated using assumptions for expected life, volatility, dividend yield, forfeiture rate, and risk-free interest rate which are specific to each award as summarized in the following table. The estimated fair value of the Company’s options is amortized over the period during which the optionee is required to provide service in exchange for the award, usually the vesting period.

The fair value of the Company’s option grants under the Plan in 2010, 2009 and 2008 was estimated assuming the following weighted-average assumptions:

	2010	2009	2008

Expected life (years)	7.0	7.0	7.0
Expected forfeiture rate	0.0 - 4.6%	0.0 - 2.0%	0.0 - 2.0%
Expected volatility	48 - 59%	111 - 121%	40.6 - 60.6%
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	3.0 - 4.1%	3.3 - 3.5%	3.6 - 3.7%

Repurchase of Common Stock, Common Stock Warrants and Stock Options

In 1999 and 2001, the Board of Directors approved resolutions authorizing the Company to repurchase up to a total of 1,000,000 shares of its own stock on the open market, which the Board reaffirmed in 2008. There were no shares of the Company’s stock repurchased during 2010. During 2009 the Company repurchased approximately 119,000 shares of its stock, of which 70,000 shares were purchased from two of the Company’s officers. In 2008, the Company repurchased 316,000 shares of its stock. Prior to this, there had been no shares repurchased on the open market since the year ending December 31, 2001. There are approximately 81,000 shares remaining under this repurchase authorization.

Dividends

The Company did not pay or declare dividends in 2010, 2009 or 2008.

American Shared Hospital Services
Notes to Consolidated Financial Statements

Note 10 – Retirement Plan

The Company has a defined-contribution retirement plan (the “Retirement Plan”) that allows for a matching safe harbor contribution. For 2010, the Board of Directors elected to match participant deferred salary contributions up to a maximum of 4% of the participant’s annual compensation. Matching contributions must be invested initially in shares of the Company’s stock. Discretionary profit sharing contributions are allowed under the Retirement Plan in years that the Board does not elect a safe harbor match. The Company has accrued approximately $48,000 for the estimated safe harbor matching contribution for the year ended December 31, 2010. The Company contributed $48,000 and $45,000 to the Retirement Plan for the safe harbor match for the years ended December 31, 2009 and December 31, 2008, respectively.

Note 11 – Operating Leases

The Company leases office space and equipment under operating leases expiring at various dates through 2016.

Future minimum payments under non-cancelable operating leases having initial terms of more than one year consisted of the following:

Year ending December 31,

2011	$323,000
2012	298,000
2013	296,000
2014	298,000
Thereafter	427,000

$1,642,000

Payments for repair and maintenance agreements incorporated in operating lease agreements are included in the future minimum operating lease payments shown above.

Rent expense was $463,000, $437,000, and $389,000 for the years ended December 31, 2010, 2009 and 2008, respectively, and includes the above operating leases as well as month-to-month rental and certain executory costs. During 2010, the Company subleased a portion of its office space to two third parties for less than $1,000 per month under month-to-month sublease agreements.

American Shared Hospital Services
Notes to Consolidated Financial Statements

Note 12 – Commitments and Contingencies

As of December 31, 2010, the Company has commitments to purchase three PBRT systems, one Gamma Knife Perfexion system and one Gamma Knife model 4C system. These commitments total approximately $43,550,000, and the Company has made deposits and progress payments totaling approximately $4,845,000 towards the purchase of proton beam and Gamma Knife equipment. The Perfexion system is scheduled to be installed in 2011 at a new customer site. The Gamma Knife model 4C system is intended for placement in late 2011 at the Company’s new customer site in Peru. The three PBRT systems currently have anticipated delivery dates in 2012 and later, pending FDA approval and certain construction milestones. The deposits and progress payments are classified as deposits and construction in progress under Property and Equipment.

Note 13 – Major Customers

The Company’s revenue was provided by nineteen customers in 2010 and 2009 and twenty customers in 2008. In 2010, one customer accounted for approximately 13% of total revenue. In 2009, two customers accounted for approximately 14% and 10% each of the Company’s total revenue. In 2008, three customers accounted for approximately 14%, 13% and 12% each of total revenue.

Note 14 – Subsequent Events

In January 2011, a new Perfexion unit began operations at a new customer site in Knoxville, Tennessee. The Perfexion is an upgrade from a Gamma Knife previously supplied by the Company to another hospital in the Knoxville area.

In March 2011, the Company announced that it has entered into a contract to upgrade a Gamma Knife to a Perfexion at one of its existing customer sites. As part of the upgrade, the Company has agreed to the early termination of the existing 10-year lease for the Gamma Knife, and the customer has agreed to purchase the Perfexion unit.

In March 2011, the Company made cash deposits towards the purchase of Gamma Knife and IGRT equipment to be placed at two hospital sites in Turkey. The sites are expected to begin operation in the third quarter of 2011. A lender has approved financing for the project.

