Form 10-Q
period 2011-03-31
AMERICAN SHARED HOSPITAL SERVICES
filed 2011-05-16
CIK 744825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of April 1, 2011, there are outstanding 4,597,070 shares of the Registrant’s common stock.

PART I - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
ASSETS	March 31, 2011	December 31, 2010

Current assets:
Cash and cash equivalents	$1,384,000	$1,438,000
Restricted cash	50,000	50,000
Certificate of deposit	9,000,000	9,000,000
Accounts receivable, net of allowance for
doubtful accounts of $100,000 in 2011
and $100,000 in 2010	4,236,000	3,730,000
Other receivables	109,000	71,000
Prepaid expenses and other current assets	412,000	473,000
Current deferred tax assets	313,000	313,000

Total current assets	15,504,000	15,075,000

Property and equipment:
Medical equipment and facilities	75,355,000	74,356,000
Office equipment	685,000	685,000
Deposits and construction in progress	7,851,000	8,979,000
	83,891,000	84,020,000
Accumulated depreciation and
amortization	(36,287,000)	(36,660,000)
Net property and equipment	47,604,000	47,360,000

Investment in preferred stock	2,617,000	2,617,000
Other assets	507,000	288,000

Total assets	$66,232,000	$65,340,000

LIABILITIES AND	(unaudited)
SHAREHOLDERS' EQUITY	March 31, 2011	December 31, 2010

Current liabilities:
Accounts payable	$274,000	$337,000
Employee compensation and benefits	392,000	211,000
Customer deposits/deferred revenue	2,304,000	382,000
Accrued marketing costs	31,000	52,000

Other accrued liabilities	769,000	389,000
Current portion of long-term debt	3,542,000	3,474,000
Current portion of obligations under capital leases	3,026,000	2,599,000

Total current liabilities	10,338,000	7,444,000

Long-term debt, less current portion	7,891,000	8,803,000
Long-term capital leases, less current portion	13,603,000	14,367,000
Advances on line of credit	7,900,000	8,500,000

Deferred income taxes	3,182,000	3,182,000

Shareholders' equity:
Common stock (4,597,000 shares at March 31, 2011
and 4,597,000 shares at December 31, 2010)	8,606,000	8,606,000
Additional paid-in capital	4,741,000	4,703,000
Retained earnings	6,283,000	6,262,000
Total equity-American Shared Hospital Services	19,630,000	19,571,000
Non-controlling interest in subsidiary	3,688,000	3,473,000
Total shareholders' equity	23,318,000	23,044,000

Total liabilities and shareholders' equity	$66,232,000	$65,340,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended March 31,
	2011	2010

Medical services revenue	$4,367,000	$4,088,000

Costs of revenue:

Maintenance and supplies	344,000	369,000

Depreciation and amortization	1,427,000	1,484,000

Other direct operating costs	672,000	536,000

	2,443,000	2,389,000

Gross Margin	1,924,000	1,699,000

Selling and administrative expense	1,122,000	1,061,000

Interest expense	576,000	481,000

Operating income	226,000	157,000

Interest and other income	16,000	31,000

Income before income taxes	242,000	188,000

Income tax expense	23,000	11,000

Net income	219,000	177,000
Less: Net income attributable to non-controlling interest	(198,000)	(169,000)

Net income attributable to American Shared Hospital Services	$21,000	$8,000

Net income per share:

Earnings per common share - basic	$-	$-

Earnings per common share - assuming dilution	$-	$-

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	PERIODS ENDED DECEMBER 31, 2009 AND 2010 AND MARCH 31, 2011
			Additional			Non-controlling
	Common	Common	Paid-in	Retained	Sub-Total	Interest in
	Shares	Stock	Capital	Earnings	ASHS	Subsidiary	Total

Balances at January 1, 2009	4,712,000	$8,877,000	$4,458,000	$6,393,000	19,728,000	$3,210,000	22,938,000

Repurchase of common stock	(119,000)	(271,000)	-	-	(271,000)	-	(271,000)

Stock based compensation expense	2,000	-	135,000	-	135,000	-	135,000

Cash distributions to non-controlling interest	-	-	-	-	-	(513,000)	(513,000)

Net income (loss)	-	-	-	(188,000)	(188,000)	654,000	466,000

Balances at December 31, 2009	4,595,000	8,606,000	4,593,000	6,205,000	19,404,000	3,351,000	22,755,000
	+
Stock based compensation expense	2,000	-	110,000	-	110,000	-	110,000

Cash distributions to non-controlling interest	-	-	-	-	-	(627,000)	(627,000)

Net income (loss)	-	-	-	57,000	57,000	749,000	806,000

Balances at December 31, 2010	4,597,000	8,606,000	4,703,000	6,262,000	19,571,000	3,473,000	23,044,000

Stock based compensation expense	-	-	38,000	-	38,000	-	38,000

Cash distributions to non-controlling interest	-	-	-	-	-	(380,000)	(380,000)

Investment in subsidiary by non-controlling interest	-	-	-	-	-	397,000	397,000

Net income	-	-	-	21,000	21,000	198,000	219,000

Balances at March 31, 2011 (unaudited)	4,597,000	$8,606,000	$4,741,000	$6,283,000	$19,630,000	$3,688,000	$23,318,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months ended March 31,
	2011	2010
Operating activities:
Net income	$219,000	$177,000

Adjustments to reconcile net income to net cash from operating activities:

Depreciation and amortization	1,453,000	1,516,000

Stock based compensation expense	38,000	28,000

Changes in operating assets and liabilities:

Receivables	(544,000)	(196,000)

Prepaid expenses and other assets	(168,000)	(53,000)

Customer deposits/deferred revenue	1,922,000	-

Accounts payable and accrued liabilities	477,000	(236,000)

Net cash from operating activities	3,397,000	1,236,000

Investing activities:
Payment for purchase of property and equipment	(1,335,000)	(110,000)

Net cash from investing activities	(1,335,000)	(110,000)

Financing activities:
Cash distribution to non-controlling interest	(380,000)	(95,000)

Advances on line of credit	-	400,000

Payments on line of credit	(600,000)	-

Investment in subsidiary by non-controlling interest	397,000	-

Principal payments on capital leases	(689,000)	(440,000)

Principal payments on long-term debt	(844,000)	(1,272,000)

Net cash from financing activities	(2,116,000)	(1,407,000)

Net change in cash and cash equivalents	(54,000)	(281,000)

Cash and cash equivalents at beginning of period	1,438,000	833,000

Cash and cash equivalents at end of period	$1,384,000	$552,000

Supplemental cash flow disclosure:
Cash paid during the period for:

Interest	$622,000	$572,000

Income taxes	$11,000	$29,000

Schedule of non-cash investing and financing activities
Acquisition of equipment with capital lease financing	$352,000	$3,044,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly American Shared Hospital Services’ consolidated financial position as of March 31, 2011 and the results of its operations for the three month periods ended March 31, 2011 and 2010, which results are not necessarily indicative of results on an annualized basis.  Consolidated balance sheet amounts as of December 31, 2010 have been derived from audited financial statements.

These unaudited consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2010 included in the Company’s 10-K filed with the Securities and Exchange Commission.

These financial statements include the accounts of American Shared Hospital Services (the “Company”) and its wholly-owned subsidiaries:  OR21, Inc. (“OR21”); MedLeader.com, Inc. (“MedLeader”); and American Shared Radiosurgery Services (“ASRS”); ASRS’ majority-owned subsidiary, GK Financing, LLC (“GK Financing”); GKF’s wholly-owned subsidiaries, GK Financing U.K. (“GKUK”), Limited and Instituto de Gamma Knife del Pacifico S.A.C. (“GKPeru”); ASHS’ majority owned subsidiary, Long Beach Equipment, LLC (“LBE”), GKF’s majority owned subsidiary EWRS, LLC (“EWRS”), and EWRS’ wholly owned subsidiary, EWRS Turkey.

The Company through its majority-owned subsidiary, GK Financing, provided Gamma Knife units to nineteen medical centers as of March 31, 2011 in Arkansas, California, Connecticut, Florida, Illinois, Massachusetts, Mississippi, Nevada, New Jersey, New Mexico, New York, Tennessee, Oklahoma, Ohio, Pennsylvania, Texas and Wisconsin.

The Company also directly provides radiation therapy and related equipment, including Intensity Modulated Radiation Therapy (“IMRT”), Image Guided Radiation Therapy (“IGRT”) and a CT Simulator to the radiation therapy department at an existing Gamma Knife site.

The Company has formed the subsidiaries GKUK, GKPeru, EWRS and LBE for the purposes of expanding its business into the United Kingdom, Peru and Turkey, and to provide proton beam therapy services in Long Beach, California.  The sites in Peru and Turkey may begin operation in the last half of 2011, but the other entities are not expected to generate operations for 2011. During the first quarter 2011, the Company’s 30% partner in its business in Turkey made an initial investment in EWRS of $397,000, which is included in the Non-controlling Interest in Subsidiary section of Shareholders’ Equity.

The Company has only one operating segment.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2.    Per Share Amounts

Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding.  For the three months ended March 31, 2011 basic earnings per share was computed using 4,597,000 common shares and diluted earnings per share was computed using 4,617,000 common shares and equivalents.  For the three months ended March 31, 2010 basic earnings per share was computed using 4,595,000 common shares and diluted earnings per share was computed using 4,600,000 common shares and equivalents.

The computation for 2011 excluded approximately 355,000 of the Company’s stock options because the strike price of the options was higher than the average market price during the quarter.  The computation for 2010 excluded approximately 587,000 of the Company’s stock options because the strike price of the options was higher than the average market price during the quarter.

Note 3.    Stock-based Compensation

On June 2, 2010, the Company’s shareholders approved an amendment and restatement of the 2006 Stock Incentive Plan (the “2006 Plan”). Among other things, the amendment and restatement renamed the 2006 Plan to the Incentive Compensation Plan (the “Plan”) and increased the number of shares of the Company’s common stock reserved for issuance under the Plan by an additional 880,000 shares from 750,000 shares to 1,630,000 shares.  The shares are reserved for issuance to officers of the Company, other key employees, non-employee directors, and advisors.  The Plan serves as successor to the Company’s previous two stock-based employee compensation plans, the 1995 and 2001 Stock Option Plans.  The shares reserved under those two plans, including the shares of common stock subject to currently outstanding options under the plans, were transferred to the Plan, and no further grants or share issuances will be made under the 1995 and 2001 Plans.  Under the Plan, there are 2,000 restricted stock units granted, consisting of annual automatic grants to non-employee directors, and approximately 605,000 options granted, of which approximately 436,000 options are vested, as of March 31, 2011.

Compensation expense associated with the Company’s stock-based awards to employees is calculated using the Black-Scholes valuation model.  The Company’s stock-based awards have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates.  The estimated fair value of the Company’s option grants is estimated using assumptions for expected life, volatility, dividend yield, and risk-free interest rate which are specific to each award.  The estimated fair value of the Company’s options is amortized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period.  Accordingly, stock-based compensation cost before income tax effect in the amount of approximately $38,000 is reflected in net income for the three month period ended March 31, 2011, compared to approximately $28,000 in the same period in the prior year.  There were no options issued and no options exercised during the three month period ended March 31, 2011.  There were no excess income tax benefits to report.

Note 4.    Convertible Preferred Stock Investment

As of March 31, 2011 the Company has a $2,617,000 investment in the convertible preferred stock (“Preferred Stock”) of Still River Systems, Inc. (“Still River”), representing an approximate 1.8% interest in Still River.  The Company accounts for this investment under the cost method.

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

            The Company carries its investment in Still River at cost and reviews it for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value of the investment may not be recoverable.  The Company evaluated this investment for impairment at December 31, 2010 and reviewed it at March 31, 2011 in light of both current market conditions and the ongoing needs of Still River to raise cash to continue its development of the first compact, single room PBRT system.  Based on its analysis, the Company estimates that there is currently an unrealized loss (impairment) of approximately $1.5 million.

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

Note 5.    Customer Deposit

The Company received a $2,000,000 deposit from an existing customer during the first quarter 2011.  The customer is currently leasing a Gamma Knife unit from the Company and wishes to upgrade to a Perfexion unit.  Therefore, as part of an amendment to the existing customer contract, the Company has agreed to terminate the existing lease agreement and has entered into a purchase agreement with the customer for a Perfexion unit that is expected to be delivered and installed later in the current year.

Note 6.    Line of Credit

The Company amended its $9,000,000 line of credit with the Bank of America (the “Bank”) effective August 1, 2010, extending it for a two year period.  The line of credit is drawn on from time to time as needed for equipment purchases and working capital.  Amounts drawn against the line of credit are at an interest rate per year equal to the Bank’s Prime Rate, or alternately the LIBOR rate plus 1.50 percentage points, and are secured by the Company’s cash invested with the Bank.  The Company is in compliance with all debt covenants required.  The weighted average interest rate during the first three months of 2011 was 2.13%.  At March 31, 2011, $7,900,000 was borrowed against the line of credit.

Note 7.    Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and other accrued liabilities approximated their fair value as of March 31, 2011 and December 31, 2010 because of the relatively short maturity of these instruments.  The fair value of the Company’s investment in preferred stock is estimated to be $1,120,000 at March 31, 2011 and $1,390,000 at December 31, 2010. The fair value of the Company’s various debt obligations, discounted at currently available interest rates was approximately $27,983,000 and $29,178,000 at March 31, 2011 and December 31, 2010, respectively.

Note 8.    Repurchase of Common Stock

In 1999 and 2001, the Board of Directors approved resolutions authorizing the Company to repurchase up to a total of 1,000,000 shares of its own stock on the open market, and in 2008 the Board reaffirmed this authorization.  There are approximately 81,000 shares remaining under this repurchase authorization.  The Company did not repurchase any of its stock during 2010 or the first quarter of 2011.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report to the Securities and Exchange Commission may be deemed to contain certain forward-looking statements with respect to the financial condition, results of operations and future plans of American Shared Hospital Services, which involve risks and uncertainties including, but not limited to, the risks of the Gamma Knife and radiation therapy businesses, the risks of developing The Operating Room for the 21st Century® program, and the risks of investing in a development-stage company, Still River Systems, Inc. (“Still River”), without a proven product.  Further information on potential factors that could affect the financial condition, results of operations and future plans of American Shared Hospital Services is included in the filings of the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 9, 2011.

The Company had nineteen Gamma Knife units in operation at both March 31, 2011 and March 31, 2010.  Fourteen of the Company’s nineteen current Gamma Knife customers are under fee-per-use contracts, and five customers are under retail arrangements.  The Company’s contract to provide additional radiation therapy and related equipment services to an existing Gamma Knife customer is considered a retail arrangement.  Retail arrangements are further classified as either turn-key or revenue sharing.  Revenue from fee per use contracts is recorded on a gross basis as determined by each hospital’s contracted rate.  Under turn-key arrangements, the Company receives payment from the hospital in the amount of its reimbursement from third party payors, and is responsible for paying all the operating costs of the equipment.  Revenue is recorded on a gross basis and estimated based on historical experience and hospital contracts with third party payors.  For revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital.  The gross amount the Company expects to receive is recorded as revenue and estimated based on historical experience.

Medical services revenue increased by $279,000 to $4,367,000 for the three month period ended March 31, 2011 from $4,088,000 for the three month period ended March 31, 2010.  The increase for the three month period is primarily due to an increase in Gamma Knife volume at several sites compared to the same period in the prior year, particularly at sites where the Company has upgraded its existing Gamma Knife units or replaced Gamma Knife units with Perfexion units.  The increases at these sites were partially offset by lower revenue at three other sites where volume was significantly lower than in the same period in the prior year.   The net result is that revenue from Gamma Knife operations increased by $329,000 to $4,117,000 from $3,788,000 for the same quarter in the prior year.  The revenue increase for the quarter from Gamma Knife operations was partially offset by a $50,000 decrease in revenue to $250,000 from $300,000 from the Company’s radiation therapy contract.

The number of Gamma Knife procedures increased by 51 to 489 in first quarter 2011 from 438 in the same quarter in the prior year, primarily due to volume increases at many of the Company’s sites, particularly those where the Company has upgraded its existing Gamma Knife units or replaced Gamma Knife units with Perfexion units.  These increases were partially offset by decreases in the number of procedures performed at two of the Company’s historically higher volume sites and one site where the customer contract is set to expire in second quarter 2011.

Total costs of revenue increased by $54,000 to $2,443,000 for the three month period ended March 31, 2011 from $2,389,000 for the three month period ended March 31, 2010.  Maintenance and supplies decreased by $25,000 for the three month period ended March 31, 2011 compared to the same period in the prior year, primarily due lower costs for maintenance contracts.  Also, there were three sites where Perfexion units had been recently installed that were still in their warranty period.  Depreciation and amortization decreased by $57,000 for the three month period ended March 31, 2011 compared to the same period in the prior year primarily because depreciation was stopped in 2010 on three sites where the remaining value of the equipment had reached its salvage value.  This was partially offset by increased depreciation expense from two new Perfexion units that were installed in 2010 and another new Perfexion unit that was installed in 2011.  Other direct operating costs increased by $136,000 for the three month period ended March 31, 2011 compared to the same period in the prior year primarily due to increased operating costs in connection with three of the Company’s retail sites and increased state and local taxes.

Selling and administrative costs increased by $61,000 to $1,122,000 for the three month period ended March 31, 2011 from $1,061,000 for the three month period ended March 31, 2010.  This increase was primarily due to increased payroll related costs, business development costs and accounting and tax fees, partially offset by reduced legal fees.

Interest expense increased by $95,000 to $576,000 for the three month period ended March 31, 2011 from $481,000 for the three month period ended March 31, 2010 primarily due to increased interest expense from new financing obtained on two Perfexion units in 2010 and one Perfexion unit in 2011.  This increase was partially offset by lower interest expense on debt relating to the more mature Gamma Knife units.  The mature units have lower interest expense because interest expense decreases as the outstanding principal balance of each loan is reduced.

Interest and other income decreased by $15,000 to $16,000 for the three month period ended March 31, 2011 from $31,000 for the three month period ended March 31, 2010 primarily from to a reduction in interest income due to low interest rates available on invested cash.

The Company had income tax expense of $23,000 in the first quarter 2011 compared to income tax expense of $11,000 in the first quarter 2010.  The increase is primarily due to income before income taxes of $242,000 in the first quarter 2011 compared to $188,000 in the first quarter 2010.  Based on the Company’s current estimated effective annual income tax rate for 2011 (based on income attributable to American Shared Hospital Services), a 52% income tax rate was applied to the Company’s taxable income in the first quarter of 2011 compared to a 59% rate in the first quarter of 2010.

Net income attributable to non-controlling interest increased by $29,000 to $198,000 for the three month period ended March 31, 2011 from $169,000 for the three month period ended March 31, 2010 due to increased profitability of GK Financing.  Non-controlling interest represents the 19% interest of GK Financing owned by a third party.

The Company had net income of $21,000, or $0.00 per diluted share, for the three month period ended March 31, 2011 compared to net income of $8,000, or $0.00 per diluted share, in the same period in the prior year.  The increase in net income was primarily due to an increase in gross margin from operations, and was partially offset by higher selling and administrative costs and interest expense.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $1,384,000 at March 31, 2011 compared to $1,438,000 at December 31, 2010.  The Company’s cash position decreased by $54,000 due to payments for the purchase of property and equipment of $1,335,000, principal payments on long term debt and capital leases of $1,533,000, payments on the Company’s line of credit with a bank of $600,000 and distributions to the non-controlling interest of $380,000.  These decreases were offset by net cash from operating activities of $3,397,000, which included an increase in customer deposits of $1,922,000, and an investment by a non-controlling interest of $397,000.

As of March 31, 2011, the Company has a $9,000,000 principal investment in a certificate of deposit with a bank at an interest rate of 0.7% and a maturity date in August 2012.

The Company has a two year renewable $9,000,000 line of credit with a bank, available as needed for equipment purchases and working capital.  Amounts drawn against the line of credit are secured by the Company’s cash invested with the bank.  At March 31, 2011 there was $7,900,000 drawn against the line of credit.

The Company has scheduled interest and principal payments under its debt obligations of approximately $4,320,000 and scheduled capital lease payments of approximately $4,319,000 during the next 12 months.  The Company believes that its cash flow from operations and cash resources are adequate to meet its scheduled debt and capital lease obligations during the next 12 months.

The Company as of March 31, 2011 had shareholders’ equity of $23,318,000, working capital of $5,166,000 and total assets of $66,232,000.

Commitments

The Company has a $2,617,000 preferred stock investment in Still River Systems, Inc., a development stage company, which is considered a long-term investment on the balance sheet and is recorded at cost. As of March 31, 2011, the Company also has $2,500,000 in non-refundable deposits toward the purchase of three Monarch250 proton beam radiation therapy (PBRT) systems from Still River.  For the first two machines, the Company has a commitment to total deposits of $3,000,000 per machine until FDA approval is received, at which time the remaining balance is committed.  The delivery dates for the first two machines are anticipated to be in 2012.  For the third machine, the Company has a commitment to total deposits of $500,000 until FDA approval is received, at which time the remaining balance is committed.  The Company has entered into an agreement with a radiation oncology physician group, which has contributed $100,000 towards the deposits on the third machine.  The Still River PBRT system is not commercially proven and there is no assurance FDA approval will be received.

The Company has made non-refundable deposits totaling $3,790,000 towards the purchase of a LGK Model 4 Gamma Knife unit at a site still to be determined, a Perfexion unit to be installed at an existing Gamma Knife site in the third quarter 2011, and a LGK Model 4 Gamma Knife unit, a Perfexion unit and radiation therapy equipment scheduled to be installed at two new customer sites in Turkey in the third and fourth quarter 2011.

Including the commitments for the three Monarch250 systems, the two Perfexion units and the two LGK Model 4 Gamma Knife units, the Company has total remaining commitments to purchase equipment in the amount of approximately $53,000,000.  One of the Perfexion units will be sold to the customer as part of an early termination agreement of the lease on the existing Gamma Knife system.  It is the Company’s intent to finance the remaining purchase commitments as needed.  However, due to the current economic and credit market conditions it has been more difficult to obtain financing for the Company’s projects.  The Company expects that it will not receive financing commitments from a lender for its PBRT systems until Still River obtains FDA approval on the Monarch250.  As such, there can be no assurance that financing will be available for the Company’s current or future projects, or at terms that are acceptable to the Company.

Impairment Evaluation of Convertible Preferred Stock Investment

The Company carries its investment in Still River at cost and reviews it for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value of the investment may not be recoverable.  The Company evaluated this investment for impairment at December 31, 2010 and reviewed it at March 31, 2011 in light of both current market conditions and the ongoing needs of Still River to raise cash to continue its development of the first compact, single room PBRT system, and considering the following specific events.

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

In February 2011, an additional round of financing under a Series D extension was offered and raised in excess of $14 million.  These additional funds should allow Still River to complete the installation of the first proton beam unit, and allow it to make progress towards the manufacture of additional units.  This round was offered at $0.17 per share, the same price as earlier offerings under Series D.  Investors were offered an inducement to quickly close the round in the form of a warrant for 20% of additional shares.  The warrant was offered because of the delays in construction that have occurred and because of the uncertainty from the pending lawsuits.

The lower price per share of the Series D offering, along with the 20% warrant offered in the recent round of financing in 2011, could be viewed as a reasonable estimate of the fair value of our cost-method investment, indicating that our investment is impaired.  The Company estimates that there is currently an unrealized loss (impairment) of approximately $1.5 million based on the issuance of the Series D funding compared to the Company’s cost of its investment.

However, the Company’s analysis has determined that its investment in Still River is not other than temporarily impaired.  This is based primarily on the following:

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

o
The single room PBRT concept and design, although a departure from the large scale three and four room PBRT systems on the market, is based on the existing principle of generating protons from a cyclotron. Still River, through design innovations and advances in magnet technology, has made the cyclotron more compact such that it can be mounted on the gantry

o
A gantry mounted cyclotron, although appearing to be revolutionary, has in fact been done previously. A neutron generating gantry mounted cyclotron has successfully treated patients for over ten years at Detroit Medical Center.

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

•
The expected completion of the first unit, and therefore the Company’s first two units, has been delayed due to minor problems during some of the tests that were quickly rectified.  However, minor problems such as these are expected in a new technology, and do not affect the Company’s position on the viability of the Still River technology.

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

Subsequent Events

In April 2011, the Company made deposits toward the purchase of four additional Perfexion units that are expected to be placed at existing and potentially new customer sites in 2011 and 2012.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage or prepayment features.  The Company does not have affiliation with partnerships, trust or other entities whose purpose is to facilitate off-balance sheet financial transactions or similar arrangements, and therefore has no exposure to the financing, liquidity, market or credit risks associated with such entities.  At March 31, 2011 the Company had no significant long-term, market-sensitive investments.

Item 4.    Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934.  These controls and procedures are designed to ensure that material information relating to the company and its subsidiaries is communicated to the chief executive officer and the chief financial officer.  Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of March 31, 2011, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the chief executive officer and the chief financial officer, and recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

None.

Item 1A.   Risk Factors

There are no changes from those listed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Securities Holders.

None.

Item 5.    Other Information.

None.

Item 6.    Exhibits and Reports on Form 8-K.

(a)           Exhibits
The following exhibits are filed herewith:

10.60
Lease Agreement for a Gamma Knife Unit dated as of May 1, 2010 between GK Financing, LLC and Fort Sanders Regional Medical Center.  (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended.  Omitted information has been replaced with asterisks.)

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

AMERICAN SHARED HOSPITAL SERVICES
Registrant

Date: May 16, 2011	/s/ Ernest A. Bates, M.D.
Ernest A. Bates, M.D.
Chairman of the Board and Chief Executive Officer

Date: May 16, 2011	/s/ Craig K. Tagawa
Craig K. Tagawa
Senior Vice President
Chief Operating and Financial Officer