Form 10-Q
period 2011-06-30
AMERICAN SHARED HOSPITAL SERVICES
filed 2011-08-15
CIK 744825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011 or

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

As of August 1, 2011, there are outstanding 4,611,560 shares of the Registrant’s common stock.

PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)		LIABILITIES AND	(unaudited)
ASSETS	June 30, 2011	December 31, 2010	SHAREHOLDERS' EQUITY	June 30, 2011	December 31, 2010

Current assets:			Current liabilities:
Cash and cash equivalents	$818,000	$1,438,000	Accounts payable	$153,000	$337,000
Restricted cash	50,000	50,000	Employee compensation and benefits	246,000	211,000
Certificate of deposit	9,000,000	9,000,000	Customer deposits/deferred revenue	2,139,000	382,000
Accounts receivable, net of allowance for doubtful accounts of $100,000 in 2011 and 2010	4,376,000	3,730,000	Other accrued liabilities	1,146,000	441,000
Other receivables	102,000	71,000
Prepaid expenses and other assets	427,000	473,000	Current portion of long-term debt	3,527,000	3,474,000
Current deferred tax assets	313,000	313,000	Current portion of obligations under capital leases	3,341,000	2,599,000

Total current assets	15,086,000	15,075,000	Total current liabilities	10,552,000	7,444,000

Property and equipment:			Long-term debt, less current portion	7,046,000	8,803,000
Medical equipment and facilities	76,601,000	74,356,000	Long-term capital leases, less current portion	15,675,000	14,367,000
Office equipment	692,000	685,000	Advances on line of credit	7,700,000	8,500,000
Deposits and construction in progress	8,170,000	8,979,000
	85,463,000	84,020,000	Deferred income taxes	3,182,000	3,182,000
Accumulated depreciation and amortization	(35,667,000)	(36,660,000)	Shareholders' equity:
Net property and equipment	49,796,000	47,360,000	Common stock (4,612,000 shares at June 30, 2011 and 4,597,000 shares at December 31, 2010)	8,606,000	8,606,000
			Additional paid-in capital	4,780,000	4,703,000
			Retained earnings	6,304,000	6,262,000
			Total equity-American Shared Hospital Services	19,690,000	19,571,000
Investment in preferred stock	2,617,000	2,617,000	Non-controlling interests in subsidiaries	4,264,000	3,473,000
Other assets	610,000	288,000	Total shareholders' equity	23,954,000	23,044,000

Total assets	$68,109,000	$65,340,000	Total liabilities and shareholders' equity	$68,109,000	$65,340,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Medical services revenue	$4,206,000	$4,155,000	$8,573,000	$8,243,000

Costs of revenue:

Maintenance and supplies	337,000	446,000	681,000	815,000

Depreciation and amortization	1,403,000	1,477,000	2,830,000	2,961,000

Other direct operating costs	630,000	482,000	1,302,000	1,018,000

	2,370,000	2,405,000	4,813,000	4,794,000

Gross Margin	1,836,000	1,750,000	3,760,000	3,449,000

Selling and administrative expense	1,041,000	1,083,000	2,163,000	2,144,000

Interest expense	570,000	503,000	1,146,000	984,000

Operating income	225,000	164,000	451,000	321,000

Interest and other income	68,000	31,000	84,000	62,000

Income before income taxes	293,000	195,000	535,000	383,000

Income tax expense	22,000	21,000	45,000	32,000

Net income	271,000	174,000	490,000	351,000

Less: Net income attributable to non-controlling interests	(250,000)	(171,000)	(448,000)	(340,000)

Net income attributable to American Shared Hospital Services	$21,000	$3,000	$42,000	$11,000

Net income per share:

Earnings per common share - basic	$-	$-	$0.01	$-

Earnings per common share - assuming dilution	$-	$-	$0.01	$-

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	PERIODS ENDED DECEMBER 31, 2009 AND 2010 AND JUNE 30, 2011
			Additional			Non-controlling
	Common	Common	Paid-in	Retained	Sub-Total	Interests in
	Shares	Stock	Capital	Earnings	ASHS	Subsidiaries	Total

Balances at January 1, 2009	4,712,000	$8,877,000	$4,458,000	$6,393,000	$19,728,000	$3,210,000	$22,938,000

Repurchase of common stock	(119,000)	(271,000)	-	-	(271,000)	-	(271,000)

Stock based compensation expense	2,000	-	135,000	-	135,000	-	135,000

Cash distributions to non-controlling interests	-	-	-	-	-	(513,000)	(513,000)

Net income (loss)	-	-	-	(188,000)	(188,000)	654,000	466,000

Balances at December 31, 2009	4,595,000	8,606,000	4,593,000	6,205,000	19,404,000	3,351,000	22,755,000

Stock based compensation expense	2,000	-	110,000	-	110,000	-	110,000

Cash distributions to non-controlling interests	-	-	-	-	-	(627,000)	(627,000)

Net income	-	-	-	57,000	57,000	749,000	806,000

Balances at December 31, 2010	4,597,000	8,606,000	4,703,000	6,262,000	19,571,000	3,473,000	23,044,000

Stock based compensation expense	15,000	-	77,000	-	77,000	-	77,000

Cash distributions to non-controlling interests	-	-	-	-	-	(627,000)	(627,000)

Investment in subsidiaries by non-controlling interests	-	-	-	-	-	970,000	970,000

Net income	-	-	-	42,000	42,000	448,000	490,000

Balances at June 30, 2011 (unaudited)	4,612,000	$8,606,000	$4,780,000	$6,304,000	$19,690,000	$4,264,000	$23,954,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2011	2010
Operating activities:
Net income	$490,000	$351,000

Adjustments to reconcile net income to net cash from operating activities:

Depreciation and amortization	2,880,000	3,021,000

Stock based compensation expense	77,000	56,000

Gain on sale of assets	(53,000)	-

Changes in operating assets and liabilities:
Receivables	(677,000)	(380,000)

Prepaid expenses and other assets	(297,000)	(17,000)

Customer deposits/deferred revenue	103,000	-

Accounts payable and accrued liabilities	556,000	(250,000)

Net cash from operating activities	3,079,000	2,781,000

Investing activities:
Proceeds received towards equipment held for sale	1,654,000	-

Payment for purchase of property and equipment	(1,770,000)	(249,000)

Net cash from investing activities	(116,000)	(249,000)

Financing activities:
Cash distributions to non-controlling interests	(627,000)	(247,000)

Advances on line of credit	-	600,000

Payments on line of credit	(800,000)	-

Investment in subsidiaries by non-controlling interests	970,000	-

Principal payments on capital leases	(1,422,000)	(950,000)

Principal payments on long-term debt	(1,704,000)	(2,241,000)

Net cash from financing activities	(3,583,000)	(2,838,000)

Net change in cash and cash equivalents	(620,000)	(306,000)

Cash and cash equivalents at beginning of period	1,438,000	833,000

Cash and cash equivalents at end of period	$818,000	$527,000

Supplemental cash flow disclosure:
Cash paid during the period for:

Interest	$1,237,000	$1,188,000

Income taxes	$40,000	$53,000

Schedule of non-cash investing and financing activities
Acquisition of equipment with capital lease financing	$3,472,000	$3,578,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly American Shared Hospital Services’ consolidated financial position as of June 30, 2011 and the results of its operations for the three and six month periods ended June 30, 2011 and 2010, which results are not necessarily indicative of results on an annualized basis.  Consolidated balance sheet amounts as of December 31, 2010 have been derived from audited financial statements.

These unaudited consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2010 included in the Company’s 10-K filed with the Securities and Exchange Commission.

These financial statements include the accounts of American Shared Hospital Services (the “Company”) and its wholly-owned subsidiaries:  OR21, Inc. (“OR21”); MedLeader.com, Inc. (“MedLeader”); and American Shared Radiosurgery Services (“ASRS”); ASRS’ majority-owned subsidiary, GK Financing, LLC (“GK Financing”); GKF’s wholly-owned subsidiaries, GK Financing U.K., Limited (“GKUK”) and Instituto de Gamma Knife del Pacifico S.A.C. (“GKPeru”); ASHS’ majority owned subsidiary, Long Beach Equipment, LLC (“LBE”), GKF’s majority owned subsidiaries, Albuquerque GK Equipment, LLC (“AGKE”), Jacksonville GK Equipment, LLC (“JGKE”) and EWRS, LLC (“EWRS”), and EWRS’ wholly owned subsidiary, EWRS Tibbi Cihazlar Ticaret Ltd Sti (“EWRS Turkey”).

The Company through its majority-owned subsidiary, GK Financing, provided Gamma Knife units to twenty medical centers as of June 30, 2011 in the states of Arkansas, California, Connecticut, Florida, Illinois, Massachusetts, Mississippi, Nevada, New Jersey, New Mexico, New York, Tennessee, Oklahoma, Ohio, Pennsylvania, Texas and Wisconsin, and in Turkey.

The Company also directly provides radiation therapy and related equipment, including Intensity Modulated Radiation Therapy (“IMRT”), Image Guided Radiation Therapy (“IGRT”) and a CT Simulator to the radiation therapy department at an existing Gamma Knife site.

The Company has formed the subsidiaries GKUK, GKPeru, EWRS and EWRS Turkey for the purposes of expanding its business internationally into the United Kingdom, Peru and Turkey, LBE to provide proton beam therapy services in Long Beach, California, and AGKE and JGKE to provide Gamma Knife services in Albuquerque, New Mexico and Jacksonville, Florida.  AGKE and EWRS Turkey began operation in second quarter 2011, and GKPeru and JGKE are expected to begin operation in the last half of 2011, but GKUK and LBE are not expected to begin operation in 2011.

During the first half of 2011, the Company’s 30% partner in Turkey made an initial investment in EWRS of $445,000, and its partners in the New Mexico Gamma Knife operation invested $524,000 in AGKE.  These investments are included in the line item “Non-controlling interests in subsidiaries” in the Company’s financial statements.

The Company has only one operating segment.

Note 2.	Per Share Amounts

Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding.  For the three and six months ended June 30, 2011 basic earnings per share was computed using 4,607,000 and 4,602,000 common shares, respectively, and diluted earnings per share was computed using 4,613,000 and 4,610,000 common shares and equivalents, respectively.  For the three and six months ended June 30, 2010 basic earnings per share was computed using 4,597,000 and 4,595,000 common shares, respectively, and diluted earnings per share was computed using 4,607,000 and 4,603,000 common shares and equivalents, respectively.

The computation for the three and six month periods ended June 30, 2011 excluded approximately 155,000 of the Company’s stock options because the exercise price of the options was higher than the average market price during the periods.  The computation for the three and six month periods ended June 30, 2010 excluded approximately 360,000 of the Company’s stock options because the exercise price of the options was higher than the average market price during those periods.

Note 3.	Stock-based Compensation

On June 2, 2010, the Company’s shareholders approved an amendment and restatement of the 2006 Stock Incentive Plan (the “2006 Plan”). Among other things, the amendment and restatement renamed the 2006 Plan to the Incentive Compensation Plan (the “Plan”) and increased the number of shares of the Company’s common stock reserved for issuance under the Plan by an additional 880,000 shares from 750,000 shares to 1,630,000 shares.  The shares are reserved for issuance to officers of the Company, other key employees, non-employee directors, and advisors.  The Plan serves as successor to the Company’s previous two stock-based employee compensation plans, the 1995 and 2001 Stock Option Plans.  The shares reserved under those two plans, including the shares of common stock subject to currently outstanding options under the plans, were transferred to the Plan, and no further grants or share issuances will be made under the 1995 and 2001 Plans.  Under the Plan, there have been 44,000 restricted stock units granted, consisting primarily of annual automatic grants and deferred compensation to non-employee directors, and approximately 626,000 options granted, of which approximately 466,000 options are vested as of June 30, 2011.

Compensation expense associated with the Company’s stock-based awards to employees is calculated using the Black-Scholes valuation model.  The Company’s stock-based awards have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates.  The estimated fair value of the Company’s option grants is estimated using assumptions for expected life, volatility, dividend yield, and risk-free interest rate which are specific to each award.  The estimated fair value of the Company’s options is amortized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period.  Accordingly, stock-based compensation cost before income tax effect in the amount of $39,000 and $77,000 is reflected in net income for the three and six month periods ended June 30, 2011, compared to $28,000 and $56,000 in the same periods in the prior year, respectively.  There were 21,000 options issued and no options exercised during the three month period ended June 30, 2011.  There were no excess income tax benefits to report.

Note 4.	Convertible Preferred Stock Investment

As of June 30, 2011 the Company has a $2,617,000 investment in the convertible preferred stock (“Preferred Stock”) of Still River Systems, Inc. (“Still River”), representing an approximate 1.5% interest in Still River.  The Company accounts for this investment under the cost method.

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

The Company carries its investment in Still River at cost and reviews it for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value of the investment may not be recoverable.  The Company evaluated this investment for impairment at December 31, 2010 and reviewed it at June 30, 2011 in light of both current market conditions and the ongoing needs of Still River to raise cash to continue its development of the first compact, single room PBRT system.  Based on its analysis, the Company estimates that there is currently an unrealized loss (impairment) of approximately $1.5 million.

In assessing whether the impairment is other than temporary, we evaluated the length of time and extent to which market value has been below cost, the financial condition and near term prospects of Still River and our ability and intent to retain our investment for a period sufficient to allow for an anticipated recovery in the market value.  Although the investment is not without certain risk, and the manufacture of the first unit has taken longer than originally anticipated, the Company believes that the current market value is a temporary situation brought on solely due to the continuing downturn of the economy, and is not a reflection on the progress or viability of Still River or its PBRT design.  Based on the continuing progress being made by Still River toward the manufacture and installation of the first single room PBRT system, the Company believes that our investment in Still River is not other than temporarily impaired.

Note 5.	Customer Deposit

The Company received a $2,000,000 deposit from an existing customer during the first quarter 2011.  The customer is currently leasing a Gamma Knife unit from the Company and wishes to upgrade to a Perfexion unit.  Therefore, as part of an amendment to the existing customer contract, the Company has agreed to terminate the existing lease agreement and has entered into a purchase agreement with the customer for a Perfexion unit that is expected to be delivered and installed later in 2011.

Note 6.	Line of Credit

The Company amended its $9,000,000 line of credit with the Bank of America (the “Bank”) effective August 1, 2010, extending it for a two year period.  The line of credit is drawn on from time to time as needed for equipment purchases and working capital.  Amounts drawn against the line of credit bear interest at the Bank’s Prime Rate, or alternately the LIBOR rate plus 1.50 percentage points, and are secured by the Company’s cash invested with the Bank.  The Company is in compliance with all debt covenants.  The weighted average interest rate during the first six months of 2011 was 1.92%.  At June 30, 2011, $7,700,000 was borrowed under the line of credit.

Note 7.	Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and other accrued liabilities approximated their fair value as of June 30, 2011 and December 31, 2010 because of the relatively short maturity of these instruments.  The fair value of the Company’s investment in preferred stock is estimated to be $1,120,000 at June 30, 2011 and $1,390,000 at December 31, 2010.  The fair value of the Company’s various debt obligations, discounted at currently available interest rates was approximately $29,559,000 and $29,178,000 at June 30, 2011 and December 31, 2010, respectively.

Note 8.	Repurchase of Common Stock

In 1999 and 2001, the Board of Directors approved resolutions authorizing the Company to repurchase up to a total of 1,000,000 shares of its own stock on the open market, and in 2008 the Board reaffirmed this authorization.  There are approximately 81,000 shares remaining under this repurchase authorization.  The Company did not repurchase any of its stock during 2010 or the first six months of 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report to the Securities and Exchange Commission may be deemed to contain certain forward-looking statements with respect to the financial condition, results of operations and future plans of American Shared Hospital Services, which involve risks and uncertainties including, but not limited to, the risks of the Gamma Knife and radiation therapy businesses, the risks of developing The Operating Room for the 21st Century® program, and the risks of investing in a development-stage company, Still River Systems, Inc. (“Still River”), without a proven product.  Further information on potential factors that could affect the financial condition, results of operations and future plans of American Shared Hospital Services is included in the filings of the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and the definitive Proxy Statement for the Annual Meeting of Shareholders held on June 9, 2011.

  The Company had twenty Gamma Knife units in operation at June 30, 2011 and nineteen Gamma Knife units in operation at June 30, 2010.  Two of the Company’s customer contracts are through subsidiaries where GKF or its subsidiary is the majority owner and managing partner.  Thirteen of the Company’s twenty current Gamma Knife customers are under fee-per-use contracts, and seven customers are under retail arrangements.  The Company’s contract to provide additional radiation therapy and related equipment services to an existing Gamma Knife customer is considered a retail arrangement.  Retail arrangements are further classified as either turn-key or revenue sharing.  Revenue from fee per use contracts is recorded on a gross basis as determined by each hospital’s contracted rate.  Under turn-key arrangements, the Company receives payment from the hospital in the amount of its reimbursement from third party payors, and is responsible for paying all the operating costs of the equipment.  Revenue is recorded on a gross basis and estimated based on historical experience of that hospital’s contracts with third party payors.  For revenue sharing arrangements the Company receives a contracted percentage of the reimbursement received by the hospital.  The gross amount the Company expects to receive is recorded as revenue and estimated based on historical experience.

Medical services revenue increased by $51,000 and $330,000 to $4,206,000 and $8,573,000 for the three and six month periods ended June 30, 2011 from $4,155,000 and $8,243,000 for the three and six month periods ended June 30, 2010, respectively.  The increases for both the three and six month periods are primarily due to an increase in Gamma Knife volume at several sites compared to the same periods in the prior year, particularly at sites where the Company has replaced Gamma Knife units with Perfexion units.  The increases at these sites were partially offset by lower revenue generated at three other sites where volume was lower than in the same periods in the prior year.

The number of Gamma Knife procedures decreased by 14 and increased by 37 to 450 and 939 for the three and six month periods ended June 30, 2011 from 464 and 902 in the same periods in the prior year, respectively.  For the three month period, the primary reason for the decrease is that the Gamma Knife unit at one site is being replaced by the purchase, from the Company, of a new Perfexion unit.  The contract with the customer was amended to include an early termination of the existing Gamma Knife lease and a purchase agreement for a Perfexion unit to be delivered later in 2011, and the Company no longer includes in its results procedures performed there.  For both the three and six month periods, volume at the Company’s sites where Perfexion units have been installed increased by 10% and 16% for the three and six month periods compared to the prior year, respectively.  These increases were partially offset by lower volume at three other sites.

Total costs of revenue decreased by $35,000 and increased by $19,000 to $2,370,000 and $4,813,000 for the three and six month periods ended June 30, 2011 from $2,405,000 and $4,794,000 for the three and six month periods ended June 30, 2010.  Maintenance and supplies decreased by $109,000 and $134,000 for the three and six month periods ended June 30, 2011 compared to the same periods in the prior year.  This was primarily due to no maintenance costs for three Perfexion units that were covered under warranty, lower maintenance contract costs for several other sites, and lower costs for maintenance and repairs not covered under maintenance contracts.  Depreciation and amortization decreased by $74,000 and $131,000 for the three and six month periods ended June 30, 2011 compared to the same periods in the prior year, primarily because depreciation was stopped in 2010 on three sites where the remaining value of the equipment had reached its salvage value.  This was partially offset by increased depreciation expense from two new Perfexion units that were installed in 2010 and two more new Perfexion units installed in 2011.  Other direct operating costs increased by $148,000 and $284,000 for the three and six month periods ended June 30, 2011 compared to the same periods in the prior year.  For both the three and six month periods, the increase is primarily due to higher operating costs in connection with the Company’s retail sites and higher property taxes.

Selling and administrative costs decreased by $42,000 and increased by $19,000 to $1,041,000 and $2,163,000 for the three and six month periods ended June 30, 2011 from $1,083,000 and $2,144,000 for the same periods in the prior year, respectively.  For the three month period, the decrease was due to lower legal and payroll expenses, partially offset by higher business development costs and insurance expenses.  The increase for the six month period was primarily due to higher business development costs and insurance expenses, partially offset by lower legal expenses.

Interest expense increased by $67,000 and $162,000 to $570,000 and $1,146,000 for the three and six month periods ended June 30, 2011 from $503,000 and $984,000 for the three and six month periods ended June 30, 2010, respectively.  For both the three and six month periods, this was primarily due to increased interest expense from new financing obtained on two Perfexion units in 2010 and two Perfexion units in 2011.  This increase was partially offset by lower interest expense on debt relating to the more mature Gamma Knife units.  The more mature units have lower interest expense because interest expense decreases as the outstanding principal balance of each loan is reduced.

Interest and other income increased by $37,000 and $22,000 to $68,000 and $84,000 for the three and six month periods ended June 30, 2011 from $31,000 and $62,000 for the three and six month periods ended June 30, 2010, respectively.  For both the three and six month periods, the increase was due to a gain on the sale of equipment of $53,000 in second quarter 2011.  This was partially offset by a reduction in interest income due to low interest rates available on invested cash.

The Company had income tax expense of $22,000 and $45,000 for the three and six month periods ended June 30, 2011 compared to income tax expense of $21,000 and $32,000 for the three and six month periods ended June 30, 2010, respectively.   The increase is primarily due to increased income before income taxes of $293,000 and $535,000 for the three month period ended June 30, 2011 compared to $195,000 and $383,000 in the same period in 2010.  Based on the Company’s current estimated effective annual income tax rate for 2011 (based on income attributable to American Shared Hospital Services), a 52% income tax rate was applied to the company’s taxable income for both the three and six month periods ended June 30, 2011 compared to an 87% and 76% income tax rate for the same periods in the prior year, respectively.

Net income attributable to non-controlling interest increased by $79,000 and $108,000 to $250,000 and $448,000 for the three and six month periods ended June 30, 2011 from $171,000 and $340,000 for the three and six month periods ended June 30, 2010.  Non-controlling interest primarily represents the 19% interest of GK Financing owned by a third party, and the variance relates to ventures that started in 2011 by subsidiaries of GK Financing.

The Company had net income of $21,000, or $0.00 per diluted share, and $42,000, or $0.01 per diluted share, for the three and six month periods ended June 30, 2011, compared to net income of $3,000, or $0.00 per diluted share, and $11,000, or $0.00 per diluted share, in the same periods in the prior year, respectively.  The increase in net income for both the three and six month periods was primarily due to an increase in gross margin from operations, partially offset by higher interest expense.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $818,000 at June 30, 2011 compared to $1,438,000 at December 31, 2010.  The Company’s cash position decreased by $620,000 due to payments for the purchase of property and equipment of $1,770,000, principal payments on long term debt and capital leases of $3,126,000, payments on the Company’s line of credit with a bank of $800,000 and distributions to non-controlling interests of $627,000.  These decreases were partially offset by net cash from operating activities of $3,079,000, proceeds received towards equipment held for sale of $1,654,000, and investment in subsidiaries by non-controlling interests of $970,000.

As of June 30, 2011, the Company has a $9,000,000 principal investment in a certificate of deposit with a bank with an interest rate of 0.7% which matures in August 2012.

The Company has a two year renewable $9,000,000 line of credit with a bank, available as needed for equipment purchases and working capital.  Amounts drawn against the line of credit are secured by the Company’s cash invested with the bank.  At June 30, 2011 there was $7,700,000 drawn against the line of credit.

The Company has scheduled interest and principal payments under its debt obligations of approximately $4,235,000 and scheduled capital lease payments of approximately $4,778,000 during the next 12 months.  The Company believes that its cash flow from operations and cash resources are adequate to meet its scheduled debt and capital lease obligations during the next 12 months.

The Company as of June 30, 2011 had shareholders’ equity of $23,954,000, working capital of $4,534,000 and total assets of $68,109,000.

Commitments

The Company has a $2,617,000 preferred stock investment in Still River Systems, Inc., a development stage company, which is considered a long-term investment on the balance sheet and is recorded at cost. As of June 30, 2011, the Company also has $2,500,000 in non-refundable deposits toward the purchase of three Monarch250 proton beam radiation therapy (PBRT) systems from Still River.  For the first two machines, the Company has a commitment to total deposits of $3,000,000 per machine until FDA approval is received, at which time the remaining balance is committed.  The delivery dates for the first two machines are anticipated to be in 2012.  For the third machine, the Company has a commitment to total deposits of $500,000 until FDA approval is received, at which time the remaining balance is committed.  The Company has entered into an agreement with a radiation oncology physician group, which has contributed $100,000 towards the deposits on the third machine.  The Still River PBRT system is not commercially proven and there is no assurance FDA approval will be received.

The Company has made non-refundable deposits totaling $6,560,000 towards the purchase of a LGK Model 4 Gamma Knife unit designated for placement in Peru, a Perfexion unit to be installed at an existing Gamma Knife site in the third quarter 2011, four additional Perfexion units to be placed at sites yet to be determined, an LGK Model 4 Gamma Knife unit that was installed at a new customer site in Turkey in late June 2011 and a Perfexion unit and radiation therapy equipment scheduled to be installed at another new customer site in Turkey in the third or fourth quarter 2011.

Including the commitments for the three Monarch250 systems, the six Perfexion units, the two LGK Model 4 Gamma Knife units and the radiation therapy equipment, the Company has total remaining commitments to purchase equipment in the amount of approximately $64,000,000.  One of the Perfexion units will be sold to the customer as part of an early termination agreement of the lease on the existing Gamma Knife system.  It is the Company’s intent to finance the remaining purchase commitments as needed.  However, due to the current economic and credit market conditions it has become more difficult to obtain financing for the Company’s projects.  The Company expects that it will not receive financing commitments from a lender for its PBRT systems until Still River obtains FDA approval on the Monarch250.  As such, there can be no assurance that financing will be available for the Company’s current or future projects, or that any such financing will be on terms that are acceptable to the Company.

Impairment Evaluation of Still River

The Company carries its investment in Still River at cost and reviews it for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value of the investment may not be recoverable.  The Company evaluated this investment for impairment at December 31, 2010 and reviewed it at June 30, 2011 in light of both current market conditions and the ongoing needs of Still River to raise cash to continue its development of the first compact, single room PBRT system, and considering the following specific events.

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

In late December 2010, two lawsuits were filed by MIT against Still River, alleging patent infringement.  Still River recently reached a settlement agreement with MIT, and believes this issue does not have a significant long-term impact on the business.

In February 2011, an additional round of financing under a Series D extension was offered and raised in excess of $14 million.  These additional funds should allow Still River to complete the installation of the first proton beam unit, and allow it to make progress towards the manufacture of additional units.  This round was offered at $0.17 per share, the same price as earlier offerings under Series D.  Investors were offered an inducement to quickly close the round in the form of a warrant for 20% of additional shares.  The warrant was offered because of the delays in construction that have occurred and because of the uncertainty at that time from the pending lawsuits.

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

However, the Company’s analysis has determined that its investment in Still River is not other than temporarily impaired.  This is based primarily on the following:
•
The installation of Still River’s first proton beam unit at Barnes Jewish Hospital is complete with the exception of the third and final phase, which consists of the installation of the Accelerator System.  Still River currently has two accelerator modules on its manufacturing floor with one being the prototype accelerator and one the production accelerator that is intended for Barnes Jewish Hospital.  The prototype accelerator is undergoing extensive operational and lifetime testing as part of the verification and validation testing required for the FDA (510K) filing.  The production accelerator is undergoing final integration and manufacturing testing, with a target ship date to the hospital in September.

•	Still River has started installation of its second system and a third system installation is scheduled to begin in the latter part of 2011.
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

•
Based on ongoing discussions with Still River management and regular review of their financial statements and cash flow projections, the Company believes that Still River will have adequate cash flow to continue development of the system.  Still River expects that the additional funding from the February 2011 offering will be sufficient to complete the installation of the first system.  Still River, as a development stage company manufacturing its first product, continuously analyzes its cash requirements.

•
The Company has analyzed its investment potential by comparing available financial information from Still River to financial data from initial public offerings (“IPO”) of companies with similar technologies and has determined that it could reasonably expect that the value of its investment in Still River would exceed the cost of its investment.

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
•
Still River filed Phase 2 of its 510(k) submission in June 2011, with Phase 1 having been submitted in February 2011.  Final submission will occur following completion of the Barnes Jewish Hospital installation.  The minimum expected review period after final submission is 3 months.  However, it is not possible to predict the actual review period and outcome, and it is uncertain as to whether the FDA will require an inspection of the unit prior to deeming Still River’s application complete.

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

•	Still River continues to add new customers to its list of sites agreeing to install the Monarch250 system.

Once FDA approval is obtained, the Company believes its per share investment in Still River will increase to a level higher than the Company’s existing carrying value (cost).  As the first unit nears completion in 2011, and FDA approval appears more imminent, the Company believes that the value of its investment will meet and exceed its carrying value.   The estimated recovery period is anticipated to occur subsequent to the first system’s clinical treatment of patients, which would shortly follow obtaining FDA approval.  The Company has the intent and the ability to maintain its investment in Still River until at least these milestones are met.

Subsequent Events

In August 2011, the Company announced that it had entered into a contract to provide a new Perfexion unit to a new customer site in Jacksonville, Florida.  The Perfexion is an upgrade from a Gamma Knife previously supplied by the Company to another hospital in the Jacksonville area, whose contract has expired.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage or prepayment features.  The Company does not have affiliation with partnerships, trust or other entities whose purpose is to facilitate off-balance sheet financial transactions or similar arrangements, and therefore has no exposure to the financing, liquidity, market or credit risks associated with such entities.  At June 30, 2011 the Company had no significant long-term, market-sensitive investments.

Item 4.	Controls and Procedures

           Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934.  These controls and procedures are designed to ensure that material information relating to the company and its subsidiaries is communicated to the chief executive officer and the chief financial officer.  Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of June 30, 2011, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the chief executive officer and the chief financial officer, and recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the three months ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.
None.

Item 1A.	Risk Factors
There are no changes from those listed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	[Removed and Reserved.]

Item 5.	Other Information.
None.

Item 6.	Exhibits.
(a)	Exhibits
The following exhibits are filed herewith:

10.43a	First Amendment to Lease Agreement for a Gamma Knife Unit dated as of June 30, 2011 between GK Financing, LLC and Southern Baptist Hospital of Florida, Inc.

10.61
Purchase and License Agreement for a Gamma Knife Unit and Axesse System dated as of August 25, 2010 between Elekta Instrument AB and Baskent University, Adana, Turkey.  (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended.  Omitted information has been replaced with asterisks.)

10.61a
Assignment Agreement from Elekta Instrument AB to EWRS Tibbi Cihazlar Ticaret Limited Sirketi dated March 11, 2011, for Purchase and License Agreement between Elekta Instrument AB and Baskent University.

10.62
Lease Agreement for a Gamma Knife Unit effective as of April 8, 2011 between GK Financing, LLC and Lovelace Health System, Inc., d/b/a Lovelace Medical Center.  (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended.  Omitted information has been replaced with asterisks.)

10.62a	Assignment and Assumption of Purchase and License Agreement with Elekta, Inc., from GK Financing, LLC to Albuquerque Gamma Knife Equipment, LLC dated February 2, 2011.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SHARED HOSPITAL SERVICES
Registrant

Date:	August 15, 2011	/s/ Ernest A. Bates, M.D.
Ernest A. Bates, M.D.
Chairman of the Board and Chief Executive Officer

Date:	August 15, 2011	/s/ Craig K. Tagawa
Craig K. Tagawa
Senior Vice President
Chief Operating and Financial Officer