Form 10-Q/A
period 2011-06-30
AMERICAN SHARED HOSPITAL SERVICES
filed 2011-10-24
CIK 744825

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

EXPLANATION

American Shared Hospital Services (the “Company”) is filing this amendment to Form 10-Q for the quarter ended June 30, 2011, originally filed with the Securities and Exchange Commission on August 15, 2011, with the following change:  Exhibit 10.62 is being re-filed in its entirety to include Exhibit 1, which was inadvertently omitted from the original filing.

Item 6.	Exhibits.
(a)	Exhibits
The following exhibits are filed herewith:

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

AMERICAN SHARED HOSPITAL SERVICES
Registrant

Date:	October 20, 2011	/s/ Ernest A. Bates, M.D.
Ernest A. Bates, M.D.
Chairman of the Board and Chief Executive Officer

Date:	October 20, 2011	/s/ Craig K. Tagawa
Craig K. Tagawa
Senior Vice President
Chief Operating and Financial Officer