Form 10-Q
period 2011-09-30
AMERICAN SHARED HOSPITAL SERVICES
filed 2011-11-14
CIK 744825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011 or

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller reporting company ☒

As of November 1, 2011, there are outstanding 4,611,560 shares of the Registrant’s common stock.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
ASSETS	September 30, 2011	December 31, 2010

Current assets:
Cash and cash equivalents	$666,000	$1,438,000
Restricted cash	50,000	50,000
Certificate of deposit	9,000,000	9,000,000
Accounts receivable, net of allowance for doubtful accounts of $100,000 in 2011 and 2010	4,078,000	3,730,000
Other receivables	442,000	71,000
Prepaid expenses and other assets	279,000	473,000
Current deferred tax assets	313,000	313,000

Total current assets	14,828,000	15,075,000

Property and equipment:
Medical equipment and facilities	76,201,000	74,356,000
Office equipment	692,000	685,000
Deposits and construction in progress	7,469,000	8,979,000
	84,362,000	84,020,000
Accumulated depreciation and amortization	(35,705,000)	(36,660,000)
Net property and equipment	48,657,000	47,360,000

Investment in preferred stock	2,617,000	2,617,000
Other assets	738,000	288,000

Total assets	$66,840,000	$65,340,000

LIABILITIES AND	(unaudited)
SHAREHOLDERS' EQUITY	September 30, 2011	December 31, 2010

Current liabilities:
Accounts payable	$144,000	$337,000
Employee compensation and benefits	211,000	211,000
Customer deposits/deferred revenue	406,000	382,000
Other accrued liabilities	1,624,000	441,000

Current portion of long-term debt	3,117,000	3,474,000
Current portion of obligations under capital leases	3,484,000	2,599,000

Total current liabilities	8,986,000	7,444,000

Long-term debt, less current portion	7,987,000	8,803,000
Long-term capital leases, less current portion	14,823,000	14,367,000
Advances on line of credit	7,500,000	8,500,000

Deferred income taxes	3,182,000	3,182,000

Shareholders' equity:
Common stock (4,612,000 shares at September 30, 2011 and 4,597,000 shares at December 31, 2010)	8,606,000	8,606,000
Additional paid-in capital	4,805,000	4,703,000
Retained earnings	6,524,000	6,262,000
Total equity-American Shared Hospital Services	19,935,000	19,571,000
Non-controlling interests in subsidiaries	4,427,000	3,473,000
Total shareholders' equity	24,362,000	23,044,000

Total liabilities and shareholders' equity	$66,840,000	$65,340,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Revenue:

Medical services revenue	$4,164,000	$4,280,000	$12,737,000	$12,523,000

Equipment sales	4,984,000	-	4,984,000	-

	9,148,000	4,280,000	17,721,000	12,523,000

Costs of revenue:

Maintenance and supplies	361,000	441,000	1,042,000	1,256,000

Depreciation and amortization	1,573,000	1,494,000	4,403,000	4,455,000

Other direct operating costs	615,000	500,000	1,917,000	1,518,000

Cost of equipment sales	4,140,000	-	4,140,000	-

	6,689,000	2,435,000	11,502,000	7,229,000

Gross Margin	2,459,000	1,845,000	6,219,000	5,294,000

Selling and administrative expense	1,038,000	1,091,000	3,201,000	3,235,000

Interest expense	608,000	558,000	1,754,000	1,542,000

Operating income	813,000	196,000	1,264,000	517,000

Interest and other income	4,000	27,000	88,000	89,000

Income before income taxes	817,000	223,000	1,352,000	606,000

Income tax expense	283,000	19,000	328,000	51,000

Net income	534,000	204,000	1,024,000	555,000

Less: Net income attributable to non-controlling interests	(314,000)	(198,000)	(762,000)	(538,000)

Net income attributable to American Shared Hospital Services	$220,000	$6,000	$262,000	$17,000

Net income per share:

Earnings per common share - basic	$0.05	$-	$0.06	$-

Earnings per common share - assuming dilution	$0.05	$-	$0.06	$-

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	PERIODS ENDED DECEMBER 31, 2009 AND 2010 AND SEPTEMBER 30, 2011
			Additional			Non-controlling
	Common	Common	Paid-in	Retained	Sub-Total	Interests in
	Shares	Stock	Capital	Earnings	ASHS	Subsidiaries	Total

Balances at January 1, 2009	4,712,000	$8,877,000	$4,458,000	$6,393,000	$19,728,000	$3,210,000	$22,938,000

Repurchase of common stock	(119,000)	(271,000)	-	-	(271,000)	-	(271,000)

Stock based compensation expense	2,000	-	135,000	-	135,000	-	135,000

Cash distributions to non-controlling interests	-	-	-	-	-	(513,000)	(513,000)

Net income (loss)	-	-	-	(188,000)	(188,000)	654,000	466,000

Balances at December 31, 2009	4,595,000	8,606,000	4,593,000	6,205,000	19,404,000	3,351,000	22,755,000

Stock based compensation expense	2,000	-	110,000	-	110,000	-	110,000

Cash distributions to non-controlling interests	-	-	-	-	-	(627,000)	(627,000)

Net income	-	-	-	57,000	57,000	749,000	806,000

Balances at December 31, 2010	4,597,000	8,606,000	4,703,000	6,262,000	19,571,000	3,473,000	23,044,000

Stock based compensation expense	15,000	-	102,000	-	102,000	-	102,000

Cash distributions to non-controlling interests	-	-	-	-	-	(907,000)	(907,000)

Investment in subsidiaries by non-controlling interests	-	-	-	-	-	1,099,000	1,099,000

Net income	-	-	-	262,000	262,000	762,000	1,024,000

Balances at September 30, 2011 (unaudited)	4,612,000	$8,606,000	$4,805,000	$6,524,000	$19,935,000	$4,427,000	$24,362,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2011	2010
Operating activities:
Net income	$1,024,000	$555,000

Adjustments to reconcile net income to net cash from operating activities:

Depreciation and amortization	4,475,000	4,541,000

Stock based compensation expense	102,000	85,000

Gain on sale of assets	(54,000)	-

Changes in operating assets and liabilities:
Receivables	(719,000)	(327,000)

Prepaid expenses and other assets	(286,000)	(45,000)

Customer deposits/deferred revenue	24,000	-

Accounts payable and accrued liabilities	990,000	(82,000)

Net cash from operating activities	5,556,000	4,727,000

Investing activities:
Payment for purchase of property and equipment	(2,223,000)	(451,000)

Net cash from investing activities	(2,223,000)	(451,000)

Financing activities:
Cash distributions to non-controlling interests	(907,000)	(437,000)

Advances on line of credit	-	600,000

Payments on line of credit	(1,000,000)	-

Investment in subsidiaries by non-controlling interests	1,099,000	-

Long term financing on purchase of property and equipment	1,699,000	928,000

Capital lease financing on property and equipment	-	1,000,000

Principal payments on capital leases	(2,124,000)	(1,604,000)

Principal payments on long-term debt	(2,872,000)	(4,505,000)

Net cash from financing activities	(4,105,000)	(4,018,000)

Net change in cash and cash equivalents	(772,000)	258,000

Cash and cash equivalents at beginning of period	1,438,000	833,000

Cash and cash equivalents at end of period	$666,000	$1,091,000

Supplemental cash flow disclosure:
Cash paid during the period for:

Interest	$1,891,000	$1,838,000

Income taxes	$49,000	$67,000

Schedule of non-cash investing and financing activities
Acquisition of equipment with capital lease financing	$3,465,000	$6,601,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly American Shared Hospital Services’ consolidated financial position as of September 30, 2011 and the results of its operations for the three and nine month periods ended September 30, 2011 and 2010, which results are not necessarily indicative of results on an annualized basis.  Consolidated balance sheet amounts as of December 31, 2010 have been derived from audited financial statements.

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

The Company through its majority-owned subsidiary, GK Financing, provided Gamma Knife units to eighteen medical centers as of September 30, 2011 in the states of Arkansas, California, Connecticut, Florida, Illinois, Massachusetts, Mississippi, Nevada, New Jersey, New Mexico, New York, Tennessee, Oklahoma, Ohio, Texas and Wisconsin, and in Turkey.

The Company also directly provides radiation therapy and related equipment, including Intensity Modulated Radiation Therapy (“IMRT”), Image Guided Radiation Therapy (“IGRT”) and a CT Simulator to the radiation therapy department at an existing Gamma Knife site.

The Company has formed the subsidiaries GKUK, GKPeru, EWRS and EWRS Turkey for the purposes of expanding its business internationally into the United Kingdom, Peru and Turkey, LBE to provide proton beam therapy services in Long Beach, California, and AGKE and JGKE to provide Gamma Knife services in Albuquerque, New Mexico and Jacksonville, Florida.  AGKE and EWRS Turkey began operation in second quarter 2011 and JGKE is expected to begin operation in late 2011.  GKPeru, GKUK and LBE are not expected to begin operation in 2011.

During 2011, the Company’s partner in its Turkey operation, its partners in the New Mexico Gamma Knife operation, and its partners in the Jacksonville Florida Gamma Knife operations have made investments in EWRS, AGKE and JGKE, respectively.  These investments are included in the line item “Non-controlling interests in subsidiaries” in the Company’s financial statements.

The Company has only one operating segment.

Note 2.	Per Share Amounts

Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding.  For the three and nine months ended September 30, 2011 basic earnings per share was computed using 4,605,000 and 4,598,000 common shares, respectively, and diluted earnings per share was computed using 4,621,000 and 4,618,000 common shares and equivalents, respectively.  For the three and nine months ended September 30, 2010 basic earnings per share was computed using 4,597,000 and 4,596,000 common shares, respectively, and diluted earnings per share was computed using 4,621,000 and 4,609,000 common shares and equivalents, respectively.

The computation for the three and nine month periods ended September 30, 2011 excluded approximately 176,000 of the Company’s stock options because the exercise price of the options was higher than the average market price during the periods.  The computation for the three and nine month periods ended September 30, 2010 excluded approximately 310,000 and 599,000, respectively, of the Company’s stock options because the exercise price of the options was higher than the average market price during those periods.

Note 3.	Stock-based Compensation

On June 2, 2010, the Company’s shareholders approved an amendment and restatement of the 2006 Stock Incentive Plan (the “2006 Plan”). Among other things, the amendment and restatement renamed the 2006 Plan to the Incentive Compensation Plan (the “Plan”) and increased the number of shares of the Company’s common stock reserved for issuance under the Plan by an additional 880,000 shares from 750,000 shares to 1,630,000 shares.  The shares are reserved for issuance to officers of the Company, other key employees, non-employee directors, and advisors.  The Plan serves as successor to the Company’s previous two stock-based employee compensation plans, the 1995 and 2001 Stock Option Plans.  The shares reserved under those two plans, including the shares of common stock subject to currently outstanding options under the plans, were transferred to the Plan, and no further grants or share issuances will be made under the 1995 and 2001 Plans.  Under the Plan, there have been 50,000 restricted stock units granted, consisting primarily of annual automatic grants and deferred compensation to non-employee directors, and approximately 626,000 options granted, of which approximately 494,000 options are vested as of September 30, 2011.

Compensation expense associated with the Company’s stock-based awards to employees is calculated using the Black-Scholes valuation model.  The Company’s stock-based awards have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates.  The estimated fair value of the Company’s option grants is estimated using assumptions for expected life, volatility, dividend yield, and risk-free interest rate which are specific to each award.  The estimated fair value of the Company’s options is amortized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period.  Accordingly, stock-based compensation cost before income tax effect in the amount of $35,000 and $102,000 is reflected in net income for the three and nine month periods ended September 30, 2011, compared to $29,000 and $85,000 in the same periods in the prior year, respectively.  There were no options issued and no options exercised during the three month period, and 21,000 options issued and no options exercised during the nine month period ended September 30, 2011.  There were no excess income tax benefits to report.

Note 4.	Convertible Preferred Stock Investment

As of September 30, 2011 and December 31, 2010 the Company has a $2,617,000 investment in the convertible preferred stock (“Preferred Stock”) of Mevion Medical Systems, Inc (“Mevion”), formerly Still River Systems, Inc., representing an approximate 1.5% interest in Mevion.  The Company accounts for this investment under the cost method.

The Preferred Stock is convertible at any time at the option of the holder into shares of common stock of Mevion at a conversion price, subject to certain adjustments, but initially set at the original purchase price.  The Preferred Stock has voting rights equivalent to the number of common stock shares into which it is convertible, and holders of the Preferred Stock, subject to certain exceptions, have a pro-rata right to participate in subsequent stock offerings.  In the event of liquidation, dissolution, or winding up of Mevion, the Preferred Stock holders have preference to the holders of common stock, and any other class or series of stock that is junior to the Preferred Stock.  The Company does not have the right to appoint a member of the Board of Directors of Mevion.

The Company carries its investment in Mevion at cost and reviews it for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value of the investment may not be recoverable.  The Company evaluated this investment for impairment at December 31, 2010 and reviewed it at September 30, 2011 in light of both current market conditions and the ongoing needs of Mevion to raise cash to continue its development of the first compact, single room PBRT system.  Based on its analysis, the Company estimates that there is currently an unrealized loss (impairment) of approximately $1.5 million.

In assessing whether the impairment is other than temporary, we evaluated the length of time and extent to which market value has been below cost, the financial condition and near term prospects of Mevion and our ability and intent to retain our investment for a period sufficient to allow for an anticipated recovery in the market value.  Although the investment is not without certain risk, and the manufacture of the first unit has taken longer than originally anticipated, the Company believes that the current market value is a temporary situation brought on solely due to the continuing downturn of the economy, and is not a reflection on the progress or viability of Mevion or its PBRT design.  Based on the continuing progress being made by Mevion toward the manufacture and installation of the first single room PBRT system, the Company believes that our investment in Mevion is not other than temporarily impaired.

Note 5.	Line of Credit

The Company amended its $9,000,000 line of credit with the Bank of America (the “Bank”) effective September 30, 2011, extending it through August 1, 2013.  The line of credit is drawn on from time to time as needed for equipment purchases and working capital.  Amounts drawn against the line of credit bear interest at the Bank’s Prime Rate minus 0.5 percentage point, or alternately the LIBOR rate plus 1.0 percentage point, and are secured by the Company’s cash invested with the Bank.  The Company is in compliance with all debt covenants.  The weighted average interest rate during the first nine months of 2011 was 1.88%.  At September 30, 2011 and December 31, 2010, $7,500,000 and $8,500,000, respectively, was borrowed under the line of credit.

Note 6.	Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and other accrued liabilities approximated their fair value as of September 30, 2011 and December 31, 2010 because of the relatively short maturity of these instruments.  The fair value of the Company’s investment in preferred stock is estimated to be $1,120,000 at September 30, 2011 and $1,390,000 at December 31, 2010.  The fair value of the Company’s various debt obligations, discounted at then currently available interest rates was approximately $30,004,000 and $29,178,000 at September 30, 2011 and December 31, 2010, respectively.

Note 7.	Repurchase of Common Stock

In 1999 and 2001, the Board of Directors approved resolutions authorizing the Company to repurchase up to a total of 1,000,000 shares of its own stock on the open market, and in 2008 the Board reaffirmed this authorization.  There are approximately 81,000 shares remaining under this repurchase authorization.  The Company did not repurchase any of its stock during 2010 or the first nine months of 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report to the Securities and Exchange Commission may be deemed to contain certain forward-looking statements with respect to the financial condition, results of operations and future plans of American Shared Hospital Services, which involve risks and uncertainties including, but not limited to, the risks of the Gamma Knife and radiation therapy businesses, the risks of developing The Operating Room for the 21st Century® program, and the risks of investing in a development-stage company, Mevion Medical Systems, Inc., without a proven product.  Further information on potential factors that could affect the financial condition, results of operations and future plans of American Shared Hospital Services is included in the filings of the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, Form 10-Q and 10-Q/A for the quarter ended June 30, 2011, and the definitive Proxy Statement for the Annual Meeting of Shareholders held on June 9, 2011.

The Company had eighteen Gamma Knife units in operation at September 30, 2011 and nineteen Gamma Knife units in operation at September 30, 2010.  Two of the Company’s customer contracts are through subsidiaries where GKF or its subsidiary is the majority owner and managing partner.  Thirteen of the Company’s eighteen current Gamma Knife customers are under fee-per-use contracts, and five customers are under retail arrangements.  The Company’s contract to provide additional radiation therapy and related equipment services to an existing Gamma Knife customer is considered a retail arrangement.  Retail arrangements are further classified as either turn-key or revenue sharing.  Revenue from fee per use contracts is recorded on a gross basis as determined by each hospital’s contracted rate.  Under turn-key arrangements, the Company receives payment from the hospital in the amount of its reimbursement from third party payors, and is responsible for paying all the operating costs of the equipment.  Revenue is recorded on a gross basis and estimated based on historical experience of that hospital’s contracts with third party payors.  For revenue sharing arrangements the Company receives a contracted percentage of the reimbursement received by the hospital.  The gross amount the Company expects to receive is recorded as revenue and estimated based on historical experience.

Medical services revenue decreased by $116,000 and increased by $214,000 to $4,164,000 and $12,737,000 for the three and nine month periods ended September 30, 2011 from $4,280,000 and $12,523,000 for the three and nine month periods ended September 30, 2010, respectively.  The decrease for the three month period is primarily due to lower revenue at three sites compared to the same period in the prior year, partially offset by higher revenue at another site, and the new site in Turkey that began operation in June 2011.  The increase for the nine month period is primarily due to an increase in Gamma Knife volume at several sites compared to the same periods in the prior year, particularly at sites where the Company has replaced Gamma Knife units with Perfexion units, and the addition of the new Gamma Knife unit in Turkey.  The increases at these sites were partially offset by lower revenue generated at three other sites where volume was lower than in the same period in the prior year.

The company recorded equipment sales revenue of $4,984,000 in the third quarter 2011 from the sale of a new Perfexion unit to an existing Gamna Knife customer.  The sale was in connection with an early termination agreement on an existing 10-year lease for a Gamma Knife unit it had supplied to the customer since 2004.  There was no equipment sales revenue in the prior year.

The number of Gamma Knife procedures stayed the same at 497 for the three month period ended September 30, 2011 and increased by 37 to 1,436 from 1,399 for the nine month period ended September 30, 2011 compared to the same periods in the prior year, respectively.  For the three month period, the addition of the new Gamma Knife in Turkey and a general increase in volume at several sites was offset by lower procedure volume at three sites and the sale of a new Perfexion unit to an existing customer where the existing contract with the customer was amended to include the sale and an early termination of the lease.  As a result, no procedures have been recorded for this site since the first quarter 2011.

Total costs of revenue increased by $4,254,000 and $4,273,000 to $6,689,000 and $11,502,000 for the three and nine month periods ending September 30, 2011 from $2,435,000 and $7,229,000 for the three and nine month periods ended September 30, 2010.  Cost of revenue for the three and nine month periods ended September 30, 2011 includes cost of equipment sales of $4,140,000, which is specific to equipment sales revenue recorded in the third quarter 2011.  There was no cost of equipment sales for the same periods in the prior year.  Maintenance and supplies decreased by $80,000 and $214,000 for the three and nine month periods ended September 30, 2011 compared to the same periods in the prior year.  For both the three and nine month periods this was primarily due to no maintenance costs for two new Perfexion units that were covered under warranty, lower maintenance contract costs for several other sites, and lower costs for maintenance and repairs not covered under maintenance contracts.  One Perfexion unit came off warranty in third quarter 2011 and is now covered under a maintenance contract.  Depreciation and amortization increased by $79,000 and decreased by $52,000 for the three and nine month periods ended September 30, 2011 compared to the same periods in the prior year.  The increase for the third quarter was primarily due to depreciation on two new Perfexion units and one new Gamma Knife unit that began operation in 2011.  The decrease for the nine month period was primarily because depreciation was stopped in 2010 on three sites where the remaining value of the equipment had reached its salvage value.  This was partially offset by increased depreciation expense on two new Perfexion units that were installed in 2010 and two new Perfexion units and one new Gamma Knife unit installed in 2011.  Other direct operating costs increased by $115,000 and $399,000 for the three and nine month periods ended September 30, 2011 compared to the same periods in the prior year.  For both the three and nine month periods, the increase is primarily due to higher operating costs in connection with the Company’s retail sites and higher property taxes.

Selling and administrative costs decreased by $53,000 and $34,000 to $1,038,000 and $3,201,000 for the three and nine month periods ended September 30, 2011 from $1,091,000 and $3,235,000 for the same periods in the prior year, respectively.  For both the three and nine month periods, the decrease was due to lower legal expenses, partially offset by higher accounting and tax fees and insurance expense.  The decrease for the three month period was also partially due to lower business development costs.

Interest expense increased by $50,000 and $212,000 to $608,000 and $1,754,000 for the three and nine month periods ended September 30, 2011 from $558,000 and $1,542,000 for the three and nine month periods ended September 30, 2010, respectively.  For both the three and nine month periods, this was primarily due to increased interest expense from new financing obtained on two Perfexion units in 2010 and two Perfexion units and one Gamma Knife unit in 2011.  This increase was partially offset by lower interest expense on debt relating to the more mature Gamma Knife units.  The more mature units have lower interest expense because interest expense decreases as the outstanding principal balance of each loan is reduced.

Interest and other income decreased by $23,000 and $1,000 to $4,000 and $88,000 for the three and nine month periods ended September 30, 2011 from $27,000 and $89,000 for the three and nine month periods ended September 30, 2010, respectively.  For the three month period, the decrease was primarily because of lower interest income, due to low interest rates available on invested cash, and an exchange rate loss on foreign transactions.  For the nine month period, the decrease was primarily due to a gain on the sale of equipment, offset by a reduction in interest income.

The Company had income tax expense of $283,000 and $328,000 for the three and nine month periods ended September 30, 2011 compared to income tax expense of $19,000 and $51,000 for the three and nine month periods ended September 30, 2010, respectively.   The increase is primarily due to increased income before income taxes of $817,000 and $1,352,000 for the three and nine month periods ended September 30, 2011 compared to $196,000 and $606,000 in the same periods in 2010.  Based on the Company’s current estimated effective annual income tax rate for 2011 (based on income attributable to American Shared Hospital Services), a 56% income tax rate was applied to the company’s taxable income for both the three and nine month periods ended September 30, 2011 compared to a 75% income tax rate for the same periods in the prior year.

Net income attributable to non-controlling interest increased by $116,000 and $224,000 to $314,000 and $762,000 for the three and nine month periods ended September 30, 2011 from $198,000 and $538,000 for the three and nine month periods ended September 30, 2010.  Non-controlling interest represents third party ownership interest in GK Financing, and third party ownership interests in two subsidiaries of GK Financing that started operation in 2011.  The variance is a result of increased profitability of GK Financing and the start of operations from the two GKF subsidiaries.

The Company had net income of $220,000, or $0.05 per diluted share, and $262,000, or $0.06 per diluted share, for the three and nine month periods ended September 30, 2011, compared to net income of $6,000, or $0.00 per diluted share, and $17,000, or $0.00 per diluted share, in the same periods in the prior year, respectively.  The increase in net income for both the three and nine month periods was primarily due to revenue from equipment sales of $4,984,000 less cost of equipment sales of $4,140,000, and the related effect of this transaction on net income attributable to non-controlling interest and income tax expense.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $666,000 at September 30, 2011 compared to $1,438,000 at December 31, 2010.  The Company’s cash position decreased by $772,000 due to payments for the purchase of property and equipment of $2,223,000, principal payments on long term debt and capital leases of $4,996,000, payments on the Company’s line of credit with a bank of $1,000,000 and distributions to non-controlling interests of $907,000.  These decreases were partially offset by net cash from operating activities of $5,556,000, long term financing on purchase of property and equipment of $1,699,000, and investment in subsidiaries by non-controlling interests of $1,099,000.

As of September 30, 2011, the Company has a $9,000,000 principal investment in a certificate of deposit with a bank with an interest rate of 0.7% which matures in August 2012.

The Company has a two year renewable $9,000,000 line of credit with a bank, available as needed for equipment purchases and working capital.  Amounts drawn against the line of credit are secured by the Company’s cash invested with the bank.  At September 30, 2011 there was $7,500,000 drawn against the line of credit.

The Company has scheduled interest and principal payments under its debt obligations of approximately $4,258,000 and scheduled capital lease payments of approximately $5,039,000 during the next 12 months.  The Company believes that its cash flow from operations and cash resources are adequate to meet its scheduled debt and capital lease obligations during the next 12 months.

The Company as of September 30, 2011 had shareholders’ equity of $24,362,000, working capital of $5,842,000 and total assets of $66,840,000.

Commitments

The Company has a $2,617,000 preferred stock investment in Mevion Medical Systems, Inc., a development stage company, which is considered a long-term investment on the balance sheet and is recorded at cost. As of September 30, 2011, the Company also has $2,500,000 in non-refundable deposits toward the purchase of three MEVION S250 proton beam radiation therapy (PBRT) systems from Mevion.  For the first two machines, the Company has a commitment to total deposits of $3,000,000 per machine until FDA approval is received, at which time the remaining balance is committed.  The delivery dates for the first two machines are anticipated to be in 2013.  For the third machine, the Company has a commitment to total deposits of $500,000 until FDA approval is received, at which time the remaining balance is committed.  The Company has entered into an agreement with a radiation oncology physician group, which has contributed $100,000 towards the deposits on the third machine.  The Mevion PBRT system is not commercially proven and there is no assurance FDA approval will be received.

The Company has made non-refundable deposits totaling $3,299,000 towards the purchase and placement of a LGK Model 4 Gamma Knife unit in Peru scheduled to be completed in the first quarter 2012, one Perfexion unit projected to be operational in the fourth quarter 2011, three Perfexion units to be placed at sites yet to be determined, radiation therapy equipment scheduled to be operational at a new site in Turkey in the fourth quarter 2011, a Perfexion unit scheduled to be installed at a new customer site in Turkey in the first quarter 2012, and radiation therapy scheduled to be installed in Brazil in the first half of 2012.

Including the commitments for the three MEVION S250 systems, the five Perfexion units, the LGK Model 4 Gamma Knife unit and the radiation therapy equipment, the Company has total remaining commitments to purchase equipment in the amount of approximately $54,000,000.  It is the Company’s intent to finance the remaining purchase commitments as needed.  However, the current economic and credit market conditions continue to make it difficult to obtain financing for some of the Company’s projects.  The Company expects that it will not receive financing commitments from a lender for its PBRT systems until Mevion obtains FDA approval on the MEVION S250.  As such, there can be no assurance that financing will be available for the Company’s current or future projects, or that any such financing will be on terms that are acceptable to the Company.

Impairment Evaluation of Mevion

The Company carries its investment in Mevion at cost and reviews it for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value of the investment may not be recoverable.  The Company evaluated this investment for impairment at December 31, 2010 and reviewed it at September 30, 2011 in light of both current market conditions and the ongoing needs of Mevion to raise cash to continue its development of the first compact, single room PBRT system, and considering the following specific events.

During the first quarter of 2009, Mevion proposed a Series D round of financing to raise cash, which it was able to do, but at a per share price lower than the Company’s cost basis investment.  In June 2010, Mevion received approximately $20 million funding from an extended Series D offering at the same price as the earlier offering under Series D, of which existing investors contributed $13 million and new investors contributed $7 million.

In late December 2010, two lawsuits were filed by MIT against Mevion, alleging patent infringement.  Mevion recently reached a settlement agreement with MIT, and believes this issue does not have a significant long-term impact on the business.

In February 2011, an additional round of financing under a Series D extension was offered and raised in excess of $14 million.  These additional funds should allow Mevion to complete the installation of the first proton beam unit, and allow it to make progress towards the manufacture of additional units.  This round was offered at the same price as earlier offerings under Series D.  Investors were offered an inducement to quickly close the round in the form of a warrant for 20% of additional shares.  The warrant was offered because of the delays in construction that have occurred and because of the uncertainty at that time from the pending lawsuits.

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

However, the Company’s analysis has determined that its investment in Mevion is not other than temporarily impaired.  This is based primarily on the following:
•
The installation of Mevion’s first proton beam unit at Barnes Jewish Hospital is nearing completion with the recent delivery and commencement of installation of the Accelerator system, the world’s first superconducting synchrocyclotron.

•	Mevion is nearing completion of phase 2 installation on both of its second and third systems with Accelerator System installations currently projected for Spring and Fall of 2012.

•
In spite of the uncertain economic climate and a limited number of potential investors, with the initial Series D offering Mevion was still able to raise the cash required to continue its operations, was able to add two new major investors, and continues to be able to raise additional cash with Series D extensions.  Due to the high level of interest in more compact and lower cost proton beam radiation therapy devices, Mevion has been able to attract funding from financially significant and highly sophisticated investors, such as Caxton Health and Life Sciences, Venrock Associates and CHL Medical Partners.  All of these major investors, as well as Mevion management, continue to invest in the Series D extensions.

•
Based on ongoing discussions with Mevion management and regular review of their financial statements and cash flow projections, the Company believes that Mevion will have adequate cash flow to continue development of the system.  Mevion expects that the additional funding from the February 2011 offering will be sufficient to complete the installation of the first system.  Mevion, as a development stage company manufacturing its first product, continuously analyzes its cash requirements.

•
The Company has analyzed its investment potential by comparing available financial information from Mevion to financial data from initial public offerings (“IPO”) of companies with similar technologies and has determined that it could reasonably expect that the value of its investment in Mevion would exceed the cost of its investment.

In addition the Company considered the following:
•	Much of Mevion’s unique design is based on existing technology:
o
The single room PBRT concept and design, although a departure from the large scale three and four room PBRT systems on the market, is based on the existing principle of generating protons from a cyclotron. Mevion, through design innovations and advances in magnet technology, has made the cyclotron more compact such that it can be mounted on the gantry

o
A gantry mounted cyclotron, although appearing to be revolutionary, has in fact been done previously. A neutron generating gantry mounted cyclotron has successfully treated patients for over ten years at Detroit Medical Center.

o
Mevion’s development approach for the MEVION S250 has been to integrate as many commercially existing components as possible into the MEVION S250. The patient couch, CT imaging and treatment planning software are all commercially available and will be integrated into the MEVION S250.

o
Mevion has hired engineers and staff with many years of accelerator and proton beam experience. Personnel have been hired with prior experience at MIT’s Plasma Fusion Lab, as well as Mevion rival, IBA.

•	Mevion has completed several significant milestones towards its manufacture and installation of its first proton beam unit:
o	built the magnet and other cyclotron subsystems for the first three units
o	completed the manufacture/assembly of the gantry system
o	demonstrated integrated software control of all cyclotron operations on the prototype unit
o	completed and passed the cold mass test on the prototype unit.
o	completed the beam extraction test phase.
o	delivered and started installation of the Accelerator System at the first site
•
Mevion filed Phase 2 of its 510(k) submission in June 2011, with Phase 1 having been submitted in February 2011.  Final submission will occur following completion of the Barnes Jewish Hospital installation.  The minimum expected review period after final submission is 3 months.  However, it is not possible to predict the actual review period and outcome, and it is uncertain as to whether the FDA will require an inspection of the unit prior to deeming Mevion’s application complete.

•
The expected completion of the first unit, and therefore the Company’s first two units, has been delayed due to minor problems during some of the tests that were quickly rectified.  However, minor problems such as these are expected in a new technology, and do not affect the Company’s position on the viability of the Mevion technology.

•
A respected physicist was hired by the Company as a third party consultant to perform a technical review of this project, and continues to make periodic reviews at the request of the Company.  His discussions with Mevion’s chief technology officer indicated that the delays encountered have at times resulted in modifications being required, but the modifications were not significant, and he still believes that development of the PBRT machine will be completed in Mevion’s timeline.  The consultant was not engaged to analyze Mevion’s financial condition.

•
Mevion added a new CEO, Joseph Jachinowski, in late 2009 strengthening its management depth, and with the new investors, increased its board strength as well.  Independent board members consist of the following:  Robert Wilson, Former Vice Chairman of Johnson and Johnson; Peter P. D’Angelo, President, Caxton Associates; Dr. Anders Hove, MD, Partner, Venrock Associates; Dr. Myles D. Greenberg, MD, General Partner, CHL Medical Partners; Dr. Jay Rao, MD, JD, Portfolio Manager, Green Arrow Capital Management; and Mr. Paul Volcker, Former Chairman, United States Federal Reserve.

•	Mevion continues to add new customers to its list of sites agreeing to install the MEVION S250 system.

Once FDA approval is obtained, the Company believes its per share investment in Mevion will increase to a level higher than the Company’s existing carrying value (cost).  As the first unit nears completion in 2011, and FDA approval appears more imminent, the Company believes that the value of its investment will meet and exceed its carrying value.   The estimated recovery period is anticipated to occur subsequent to the first system’s clinical treatment of patients, which would shortly follow obtaining FDA approval.  The Company has the intent and the ability to maintain its investment in Mevion until at least these milestones are met.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage or prepayment features.  The Company does not have affiliation with partnerships, trust or other entities whose purpose is to facilitate off-balance sheet financial transactions or similar arrangements, and therefore has no exposure to the financing, liquidity, market or credit risks associated with such entities.  At September 30, 2011 the Company had no significant long-term, market-sensitive investments.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934.  These controls and procedures are designed to ensure that material information relating to the company and its subsidiaries is communicated to the chief executive officer and the chief financial officer.  Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of September 30, 2011, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the chief executive officer and the chief financial officer, and recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the three months ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following exhibits are filed herewith:

10.45b
Second Amendment to Lease Agreement for a Gamma Knife Unit dated effective as of March 2, 2011 between GK Financing, LLC and Lehigh Valley Hospital.  (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended.  Omitted information has been replaced with asterisks).

10.45c
Third Amendment to Lease Agreement for a Gamma Knife Unit dated effective as of March 2, 2011 between GK Financing, LLC and Lehigh Valley Hospital.  (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended.  Omitted information has been replaced with asterisks).

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

AMERICAN SHARED HOSPITAL SERVICES
Registrant

Date:	November 14, 2011	/s/ Ernest A. Bates, M.D.
Ernest A. Bates, M.D.
Chairman of the Board and Chief Executive Officer

Date:	November 14, 2011	/s/ Craig K. Tagawa
Craig K. Tagawa
Senior Vice President
Chief Operating and Financial Officer