Form 10-K
period 2011-12-31
AMERICAN SHARED HOSPITAL SERVICES
filed 2012-03-30
CIK 744825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

____________________

FORM 10-K

(Mark One)

☒	Annual Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2011

or

☐	Transition Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act of 1934 For The Transition Period From _______________ to _______________ .

Commission file number 1-08789

____________________

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2011, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $10,821,000.

Number of shares of common stock of the registrant outstanding as of March 1, 2012: 4,611,060.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

TABLE OF CONTENTS

		Page

PART I:

Item 1	Business	3

Item 1A	Risk Factors	12

Item 1B	Unresolved Staff Comments	14

Item 2	Properties	14

Item 3	Legal Proceedings	14

Item 4	Mine Safety Disclosures	14

PART II:

Item 5	Market for the Registrant’s Common Equity, Related Stockholder
	Matters and Issuer Purchases of Equity Securities	15

Item 6	Selected Financial Data	17

Item 7	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	18

Item 7A	Quantitative and Qualitative Disclosure about Market Risk	28

Item 8	Financial Statements and Supplementary Data	29

Item 9	Changes in and Disagreements with Accountants on Accounting
	and Financial Disclosure	29

Item 9A	Controls and Procedures	29

Item 9B	Other Information	30

PART III:

Item 10	Directors, Executive Officers and Corporate Governance	30

Item 11	Executive Compensation	30

Item 12	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	30

Item 13	Certain Relationships and Related Transactions, and Director Independence	31

Item 14	Principal Accountant Fees and Services	31

PART IV:

Item 15	Exhibits and Financial Statement Schedules	31

PART I

ITEM 1.

BUSINESS

GENERAL

American Shared Hospital Services (“ASHS” and, together with its subsidiaries, the “Company”) provides Gamma Knife stereotactic radiosurgery equipment and radiation therapy and related equipment to nineteen (19) medical centers in sixteen (16) states in the United States and Turkey, as of March 1, 2012. The Company provides Gamma Knife services through its 81% indirect interest in GK Financing, LLC, a California limited liability company (“GKF”). The remaining 19% of GKF is owned by GKV Investments, Inc., a wholly owned U.S. subsidiary of Elekta AG, a Swedish company (“Elekta”). Elekta is the manufacturer of the Leksell Gamma Knife® (the “Gamma Knife”). GKF is a non-exclusive provider of alternative financing services for Elekta Gamma Knife units.

GKF has established the wholly-owned subsidiaries, GK Financing U.K., Limited (“GKUK”) and Instituto de Gamma Knife del Pacifico S.A.C. (“GKPeru”), and the 70% majority owned subsidiary EWRS, LLC (“EWRS”) for the purpose of providing similar Gamma Knife services in England, Peru and Turkey, respectively. The remaining 30% of EWRS is owned by EMKA, Ltd, a wholly owned U.S. subsidiary of Ozyurek, A.S., a Turkish company which is a distributor of Gamma Knife and other equipment in Turkey. EWRS owns 100% of EWRS Tibbi Cihazlar Ticaret Ltd Sti (“EWRS Turkey”). GKF also owns a 51% interest in Albuquerque GK Equipment, LLC (“AGKE”) and Jacksonville GK Equipment, LLC (“JGKE”). The remaining 49% in each of these companies is owned by various physician groups.

Gamma Knife revenue accounted for 95% of the Company’s revenue in 2011. The Company also provides Image Guided Radiation Therapy (“IGRT”) and related equipment to two medical centers located in Massachusetts and Turkey which accounted for 5% of the Company’s revenue in 2011.

In April 2006, the Company invested $2,000,000 for a minority equity interest in Mevion Medical Systems, Inc. (formerly Still River Systems, Inc.) (“Mevion”), a development-stage company based in Littleton, Massachusetts which, in collaboration with scientists from MIT’s Plasma Science and Fusion Center, is developing a medical device for the treatment of cancer patients using proton beam radiation therapy (“PBRT”). In September 2007 and December 2011 the Company invested approximately $617,000 and $70,000, respectively, for additional equity interests in Mevion. The Company has deposited an additional $2,500,000 towards the purchase of three Mevion S250 (“Mevion S250”) PBRT systems from Mevion for anticipated delivery beginning in 2013. Mevion has received Conformite Europeene Mark (“CE Mark”) certification for the Mevion S250 PBRT system, which allows Mevion to market, sell and install the system in the European Union and in any country recognizing CE Mark approval. Mevion has filed a 510(k) application for marketing clearance with the U.S. Food and Drug Administration (“ FDA”).

The Company is also seeking to expand its financing model to the supply of multi-room PBRT systems to major medical centers in the United States and abroad. This effort remains in the development stage and no significant revenues are expected in the next two years.

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

As of December 31, 2011, there were approximately 126 Gamma Knife sites in the United States and more than 320 units in operation worldwide. Based on the most recent available data, an estimated percentage breakdown of Gamma Knife procedures performed in the U.S. by indications treated is as follows: malignant (44%) and benign (35%) brain tumors, vascular disorders (13%), and functional disorders (8%).

The Company, as of March 1, 2012, has nineteen (19) Gamma Knife units located at eighteen (18) sites in the United States and one site in Turkey. The Company’s first Gamma Knife commenced operation in September 1991. The Company’s Gamma Knife units performed approximately 2,000 procedures in 2011 for a cumulative total of approximately 26,400 procedures through December 31, 2011.

Revenue from Gamma Knife services for the Company during each of the last five (5) years ended December 31, and the percentage of total revenue of the Company represented by the Gamma Knife for each of the last five years, are set forth below:

Year Ended	Total Gamma Knife		Gamma Knife % of
December 31,	Revenue (in thousands)		Total Revenue
2011	$21,077	(1)	94.9%
2010	$15,600		93.6%
2009	$15,505		92.5%
2008	$17,713		92.7%
2007	$22,056	(1)	97.5%

(1)	includes $4,984,000 in 2011 and $3,200,000 in 2007 of equipment sales revenue from the sale of Gamma Knife systems to existing Gamma Knife customers at the end of the contract term.

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

GKF’s profits and/or losses and any cash distributions are allocated based on membership interests. GKF’s operating agreement requires that it have a cash reserve of at least $50,000 before cash distributions are made to its members. From inception to December 31, 2011, GKF has distributed $36,450,000 to the Company and $8,550,000 to the non-controlling member.

Image Guided Radiation Therapy Operations

The Company’s radiation therapy business currently consists of one IGRT system that began operation in September 2007, and another that began operation in December 2011, both at existing Gamma Knife customer sites. Revenue generated under IGRT services accounted for approximately 5% of the Company’s total revenue in 2011.

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

Based on the most recently available information, there are approximately 4,000 linear accelerator based radiation therapy units installed in the United States, and it is estimated that a majority of these units provide IMRT, IGRT or a combination of this advanced radiation therapy capability. Radiation therapy services are provided through approximately 2,200 hospital based and free-standing oncology centers.

Additional information on our operations can be found in Item 6–“Selected Financial Data”, Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 of our consolidated financial statements beginning on page A-8 of this report.

CUSTOMERS

The Company’s current business is the outsourcing of stereotactic radiosurgery services and radiation therapy services. The Company typically provides the equipment, as well as planning, installation, reimbursement and marketing support services. The majority of the Company’s customers pay the Company on a fee per use basis. The market for these services primarily consists of major urban medical centers. The business is capital intensive; the total cost of a Gamma Knife or IGRT facility usually ranges from $3 million to $5.5 million, including equipment, site construction and installation. The Company pays for the equipment and the medical center generally pays for site and installation costs. The following is a listing of the Company’s sites as of March 1, 2012:

Customers (Gamma Knife except as noted)	Original Term of Contract	Year Contract Began	Basis of Payment

Southwest Texas Methodist Hospital	10 years	1998	Fee per use
San Antonio, Texas
Yale New Haven Hospital	10 years	1998	Fee per use
New Haven, Connecticut
Kettering Medical Center	10 years	1999	Revenue sharing
Kettering, Ohio
Tufts Medical Center	10 years	1999	Fee per use
Boston, Massachusetts
University of Arkansas for Medical Sciences	15 years	1999	Revenue sharing
Little Rock, Arkansas
Froedtert Memorial Lutheran Hospital	10 years	1999	Fee per use
Milwaukee, Wisconsin
JFK Medical Center	10 years	2000	Fee per use
Edison, New Jersey
Sunrise Hospital and Medical Center	10 years	2001	Fee per use
Las Vegas, Nevada
Central Mississippi Medical Center	10 years	2001	Fee per use
Jackson, Mississippi

OSF Saint Francis Medical Center	10 years	2001	Fee per use
Peoria, Illinois
Bayfront Medical Center	10 years	2002	Fee per use
St. Petersburg, Florida
Mercy Medical Center	10 years	2002	Fee per use
Rockville Centre, New York
Albuquerque Regional Medical Center	10 years	2003	Fee per use
Albuquerque, New Mexico
Northern Westchester Hospital	10 years	2005	Fee per use
Mt. Kisco, New York
Mercy Health Center	10 years	2005	Revenue Sharing
Oklahoma City, Oklahoma
Tufts Medical Center (IGRT)	10 years	2007	Revenue Sharing
Boston, Massachusetts
USC University Hospital	10 years	2008	Fee per use
Los Angeles, California
Ft. Sanders Regional Medical Center	10 years	2011	Revenue Sharing
Knoxville, Tennessee
St. Vincent’s Medical Center	10 years	2011	Revenue Sharing
Jacksonville, Florida
Baskent University Application and Research Center (Gamma Knife and IGRT)	5 years	2011	Revenue Sharing
Adana, Turkey

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

The Company’s revenue sharing agreements (“retail”) are for a period of ten to fifteen years. Instead of receiving a fixed fee, the Company receives all or a percentage of the reimbursement (exclusive of physician fees) received by the customer. The Company is at risk for any reimbursement rate changes for radiosurgery or radiation therapy services by the government or other third party payors. Other than one site, there are no minimum volume guarantees required of the customer.

In 2011, one customer accounted for approximately 25% of the Company’s total revenue. Included in total revenue was $4,984,000 in equipment sales revenue to this customer whose contract ended. Excluding this transaction, there were two customers who accounted for approximately 13% and 11% of revenue. In 2010, one customer accounted for approximately 13% of the Company’s total revenue. In 2009, two customers accounted for approximately 14% and 10% each of the Company’s total revenue.

MARKETING

The Company markets its services through its preferred provider status with Elekta and a direct sales effort led by its Vice President of Sales and Business Development and its Chief Operating Officer. The major advantages to a health care provider in contracting with the Company for Gamma Knife services include:

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

FINANCING

The Company’s U.S. IGRT site is owned by ASHS and is financed at approximately 100% of the total project cost, under a loan that fully amortizes over an 84-month period and is fully collateralized by the equipment, the customer contract and accounts receivable.

The Company’s Gamma Knife business is operated through GKF. GKF generally finances its U.S. Gamma Knife units, upgrades and additions with loans or capital leases from various finance companies for 100% of the cost of each Gamma Knife, plus any sales tax, customs and duties. GKF’s international operations are financed at approximately 85% of the cost of the equipment. The financing is predominantly fully amortized over an 84-month period and is collateralized by the equipment, customer contracts and accounts receivable, and is generally without recourse to the Company and Elekta.

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

The Company’s Gamma Knife and radiation therapy customers receive payments for patient care from federal government and private insurer reimbursement programs. Currently in the United States, Gamma Knife services are performed primarily on an out-patient basis. Gamma Knife patients with Medicare as their primary insurer, treated on either an in-patient or out-patient basis, comprise an estimated 30-40% of the total Gamma Knife patients treated nationwide. Radiation therapy patients with Medicare as their primary insurer are treated primarily on an out-patient basis, and comprise an estimated 45% to 50% of the total radiation therapy patients treated. The Company estimates that its percentage of patients with Medicare as their primary insurer approximates these national averages.

A Prospective Payment System ("PPS") is utilized to reimburse hospitals for care given to hospital in-patients covered by federally funded reimbursement programs. Patients are classified into a Diagnosis Related Group ("DRG") in accordance with the patient's diagnosis, necessary medical procedures and other factors. Patient reimbursement is limited to a predetermined amount for each DRG. The reimbursement payment may not necessarily cover the cost of all medical services actually provided because the payment is predetermined. Effective October 1, 1997, Gamma Knife services for Medicare hospital in-patients are reimbursed under various DRG codes.

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

The Gamma Knife APC rate is modified periodically but the total reimbursement amount has historically remained fairly constant. Effective January 1, 2012, total Gamma Knife reimbursement based on all commonly used billing codes will have a decrease of approximately 2% (to approximately $9,308) compared to 2011. This follows a 4% increase in 2011, a 3% decrease in 2010 and a 5% decrease in 2009 compared to the prior years, respectively. The Company has five Gamma Knife contracts from which its revenue is directly affected by changes in payment rates under the APC system.

IGRT is a relatively new service to radiation oncology. The 2005 through 2007 APC payment rates averaged approximately $80 for each of five procedure codes. In 2008 DHHS determined that these services were to be packaged into other services. As a result, there are currently no specific outpatient payment rates for IGRT, and reimbursement is made through various packaged codes. However, standard radiation therapy services are reimbursed by CMS and other third party payors.

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

Affordable Care Act

In March 2010, President Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, (“Affordable Care Act”) into law, which will result in significant changes to the health care industry. The primary goal of the legislation is to extend health care coverage to approximately 32 million uninsured legal U.S. residents through both an expansion of public programs and reforms to private sector health insurance. The expansion of insurance coverage is expected to be funded in part by measures designed to promote quality and cost efficiency in health care delivery and by budgetary savings in the Medicare and Medicaid programs. Because the Company is not a health care provider, we are not directly affected by the law, but we could be indirectly affected principally as follows:

•	An increase in the number of insured residents could potentially increase the number of patients seeking Gamma Knife or radiation therapy treatment.

•	The Company’s retail contracts are subject to reimbursement rate changes for radiosurgery or radiation therapy services by the government or other third party payors. Any changes to Medicare or Medicaid reimbursement through the implementation of the Affordable Care Act could affect revenue generated from these sites.

We are unable to predict with certainty the full impact of the Affordable Care Act on our future revenues and operations at this time due to the law’s complexity, the limited amount of guidance available, pending court challenges and possible amendments.

GOVERNMENT REGULATION

The payment of remuneration to induce the referral of health care business has been a subject of increasing governmental and regulatory focus in recent years. Section 1128B(b) of the Social Security Act (sometimes referred to as the "federal anti-kickback statute") provides criminal penalties for individuals or entities that offer, pay, solicit or receive remuneration in order to induce referrals for items or services for which payment may be made under the Medicare and Medicaid programs and certain other government funded programs. The Affordable Care Act amended the anti-kickback statute to eliminate the requirement of actual knowledge, or specific intent to commit a violation, of the anti-kickback statute. The Social Security Act provides authority to the Office of Inspector General through civil proceedings to exclude an individual or entity from participation in the Medicare and state health programs if it is determined any such party has violated Section 1128B(b) of the Social Security Act. The Company believes that it is in compliance with the federal anti-kickback statute. Additionally, the Omnibus Budget Reconciliation Act of 1993, often referred to as "Stark II", bans physician self-referrals to providers of designated health services with which the physician has a financial relationship. On September 5, 2007, the third and final phase of the Stark regulations (Phase III) was published. The term "designated health services" includes, among others, radiation therapy services and in-patient and out-patient hospital services. On January 1, 1995, the Physician Ownership and Referral Act of 1993 became effective in California. This legislation prohibits physician self-referrals for covered goods and services, including radiation oncology, if the physician (or the physician's immediate family) concurrently has a financial interest in the entity receiving the referral. The Company believes that it is in compliance with these rules and regulations.

On August 19, 2008, the CMS published a final rule relating to inpatient hospital services paid under the Inpatient Prospective Payment System for discharges in the Fiscal Year 2009 (the “Final Rule”). Among other things, the Final Rule prohibits “per-click payments” to certain physician lessors for services rendered to patients who were referred by the physician lessor. This prohibition on per-click payments for leased equipment used in the treatment of a patient referred to a hospital lessee by a physician lessor applies regardless of whether the physician himself or herself is the lessor or whether the lessor is an entity in which the referring physician has an ownership or investment interest. The effective date of this prohibition was October 1, 2009. However, referrals made by a radiation oncologist for radiation therapy or ancillary services necessary for, and integral to, the provision of radiation therapy (such as Gamma Knife services) are not subject to this prohibition so long as certain conditions are met. GK Financing’s majority owned subsidiaries, Albuquerque GK Equipment, LLC (“AGKE”) and Jacksonville GK Equipment, LLC (“JGKE”) have minority ownership interests that are held solely by radiation oncologists, who are otherwise exempt from the referral prohibition under the Final Rule. The Company believes it is in compliance with the Final Rule.

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

Legislation in various jurisdictions requires that health facilities obtain a Certificate of Need ("CON") prior to making expenditures for medical technology in excess of specified amounts. Four of the Company’s existing customers were required to obtain a CON or its equivalent. The CON procedure can be expensive and time consuming and may impact the length of time before Gamma Knife services commence. CON requirements vary from state to state in their application to the operations of both the Company and its customers. In some jurisdictions the Company is required to comply with CON procedures to provide its services and in other jurisdictions customers must comply with CON procedures before using the Company's services. The Company is unable to predict if any jurisdiction will eliminate or alter its CON requirements in a manner that will increase competition and, thereby, affect the Company's competitive position.

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

PROTON BEAM RADIATION THERAPY BUSINESS

PBRT is an alternative to traditional external beam, photon based radiation delivered by linear accelerators. PBRT, first clinically introduced in the 1950s, has physics advantages compared to photon based systems which allow PBRT to deliver higher radiation doses to the tumor with less radiation to healthy tissue. PBRT currently treats prostate, eye, cranial-spinal, head and neck, lung, liver and breast tumors. In excess of 80,000 patients have been treated with protons worldwide.

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

There are several competing manufacturers of proton beam systems, including Mevion, IBA Particle Therapy Inc., Hitachi Ltd., Optivus Proton Therapy Inc., Varian Medical Systems, Inc. (Accel), Sumitomo Heavy Industries and Mitsubishi Electric. The Company has invested in Mevion and has made deposits towards the purchase of three of the Mevion S250 systems. The Mevion system potentially provides cancer centers the opportunity to introduce single treatment room PBRT services with cost in the range of approximately $20 to $25 million rather than four and five PBRT treatment room programs costing in excess of $120 million. The Mevion system is not yet FDA approved and there can be no assurance that it will be approved.

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

EMPLOYEES

At December 31, 2011, the Company employed nine (9) people on a full-time basis. None of these employees is subject to a collective bargaining agreement and there is no union representation within the Company. The Company maintains various employee benefit plans and believes that its employee relations are good.

EXECUTIVE OFFICERS OF THE COMPANY

The following table provides current information concerning those persons who serve as executive officers of the Company. The executive officers were appointed by the Board of Directors and serve at the discretion of the Board of Directors.

Name:	Age:	Position:
Ernest A. Bates, M.D.	75	Chairman of the Board of Directors and Chief Executive Officer

Craig K. Tagawa	58	Senior Vice President - Chief Operating and Financial Officer

Ernest R. Bates	45	Vice President of Sales and Business Development

Ernest A. Bates, M.D., founder of the Company, has served in the positions listed above since the incorporation of the Company.  A board-certified neurosurgeon, Dr. Bates is Emeritus Vice Chairman of the Board of Trustees of the Johns Hopkins University and serves on the Board of Visitors of the Johns Hopkins Medical Center and the Johns Hopkins Neurosurgery Advisory Board.  He serves on the boards of the University of Rochester and FasterCures.  Dr. Bates was appointed to the California Commission for Jobs and Economic Growth and the Magistrate Judge Merit Selection Panel. From 1981-1987 he was a member of the Board of Governors of the California Community Colleges, and he served on the California High Speed Rail Authority from 1997 to 2003.  Dr. Bates is a member of the Board of Overseers at the University of California, San Francisco, School of Nursing.  Dr. Bates is a Partner in Black Coyote Chateau Wines, LLC.  He is a graduate of the School of Arts and Sciences of the Johns Hopkins University, and he earned his medical degree at the University of Rochester School of Medicine and Dentistry.

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

AVAILABLE INFORMATION

Our Internet address is www.ashs.com. We make available free of charge, through our Internet website under the “Investor Center” tab in the “Corporate” section, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information contained on our Internet website is not part of this document.

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

The Market for the Gamma Knife is Limited

There is a limited market for the Gamma Knife, and the market in the United States may be mature. The Company has begun operation at only six new Gamma Knife sites in the United States since 2004. Due to the substantial costs of acquiring a Gamma Knife unit, we must identify medical centers that possess neurosurgery and radiation oncology departments capable of performing a large number of Gamma Knife procedures. As of December 31, 2011, there were approximately 126 operating Gamma Knife units in the United States, of which 18 units were owned by us. There are more than 320 units in operation worldwide, and the Company owned one operational international unit as of December 31, 2011. There can be no assurance that we will be successful in placing additional units at any sites in the future. The Company’s existing contracts with its customers are fixed in length and there can be no assurance that the customers will wish to extend the contract beyond the end of the term.

The Company Has a High Level of Debt

The Company’s business is capital intensive. The Company finances an IGRT system through ASHS and its Gamma Knife units and another IGRT system through its GKF subsidiary. The amounts financed through GKF have been generally non-recourse to ASHS. The Company’s combined long term debt and present value of capital leases totals $35,751,000 as of December 31, 2011 and is collateralized by the Gamma Knife and IGRT equipment and other assets, including accounts receivable and future proceeds from any contract between the Company and any end user of the financed equipment. This high level of debt may adversely affect the Company’s ability to secure additional credit in the future, and as a result may affect operations and profitability. If default on debt occurs in the future, the Company’s creditors would have the ability to accelerate the defaulted loan, to seize the Gamma Knife unit or other equipment with respect to which default has occurred, and to apply any collateral they may have at the time to cure the default. The Company also has a line of credit with a bank, against which it has drawn $7,850,000 as of December 31, 2011.

A Small Number of Customers Account for a Major Portion of our Revenues

A limited number of customers have historically accounted for a substantial portion of the Company’s total revenue, and the Company expects such customer concentration to continue for the foreseeable future. For example, in 2011, one customer accounted for approximately 25% of the Company’s total revenue because of an equipment sale to the customer upon the end of the contract. However, excluding this transaction, the Company had two customers who each accounted for more than 10% of the Company’s revenue, and six customers who accounted for more than 50% of the Company’s revenue during 2011. The loss of a significant customer or a significant decline in the business from the Company’s largest customers could have a material adverse effect on the Company’s business and results of operations.

The Market for the Company’s Services is Competitive

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

International Operations

The Company has made an effort to expand its operations internationally and has active or projected operations in Turkey, Peru and Brazil. International operations can be subject to exchange rate volatility which could have an adverse effect on our financial results and cash flows. In addition, international operations can be subject to legal and regulatory uncertainty and political and economic instability, which could result in problems asserting property or contractual rights, potential tariffs, increased compliance costs, increased regulatory scrutiny, potential adverse tax consequences, the inability to repatriate funds to the United States, and the Company’s inability to operate in those locations.

The Company’s Revenue Could Decline if Federal Reimbursement Rates are Lowered

The amount reimbursed to medical centers for each Gamma Knife or radiation therapy treatment may decline in the future. The reimbursement decrease may come from federally mandated programs (i.e., Medicare and Medicaid) or other third party payor groups. Thirteen of the Company’s nineteen existing contracts in the United States are reimbursed by the medical center to the Company on a fee per use basis. The primary risk under this type of contract is that the actual volume of procedures could be less than projected. However, a significant reimbursement rate reduction may result in the Company restructuring certain of its existing contracts. There are also six contracts in the United States where the Company receives revenue based directly on the amount of reimbursement received for procedures performed. Revenue under those contracts and any future contracts with revenue based directly on reimbursement amounts will be impacted by any reimbursement rate change. Some of the Company’s future contracts for Gamma Knife services may have revenue based on such reimbursement rates instead of a fee per use basis. There can be no assurance that future changes in healthcare regulations and reimbursement rates will not directly or indirectly adversely affect the Company’s Gamma Knife revenue.

New Technology and Products Could Result in Equipment Obsolescence

There is constant change and innovation in the market for highly sophisticated medical equipment. New and improved medical equipment can be introduced that could make the Gamma Knife technology obsolete and that would make it uneconomical to operate. During 2000, Elekta introduced an upgraded Gamma Knife which cost approximately $3.6 million plus applicable tax and duties. This upgrade includes an Automatic Positioning System™ (“APS”), and therefore involves less health care provider intervention. In early 2005, Elekta introduced a new upgrade, the Gamma Knife Model 4C (“Model 4C”). The cost to upgrade existing units to the Model 4C with APS is estimated to be approximately $200,000 to $1,000,000, depending on the current Gamma Knife configuration. In 2006 Elekta introduced a new model of the Gamma Knife, the Perfexion, which costs approximately $4.5 million plus applicable taxes and duties. The Perfexion can perform procedures faster than previous Gamma Knife models and it provides the additional ability to perform procedures on areas of the cervical spine. Existing models of the Gamma Knife are not upgradeable to the Perfexion model. As of March 1, 2012, ten of the Company’s Gamma Knife units are Perfexion models; of the Company’s remaining Gamma Knife units, five are Model 4C with APS and four are upgradeable to more advanced Model 4C units. The failure to acquire or use new technology and products could have a material adverse effect on our business and results of operations.

In addition, there are constant advances made in radiation therapy equipment. The Company purchased IGRT and CT Simulator systems in 2006 with a list price of approximately $8,300,000. As in the Gamma Knife business, new and improved IGRT equipment can be introduced that could make the existing technology obsolete and that would make it uneconomical to operate.

The Company Has Invested in a Proton Beam Business that is Developmental and Unproven

We have committed a substantial amount of our financial resources to next-generation proton beam technology. The PBRT system being developed by Mevion is not commercially proven and cannot be reimbursed by most major insurors prior to FDA approval, which may not be obtained. Prior to that time, we must make progress payments of $6,500,000 for three Mevion S250 systems (the Company has already made deposits of $2,500,000 towards this commitment). There can be no assurance that we will recover this investment or future investments, or our $2,656,000 minority investment in Mevion. Our current belief is that we will begin to receive revenue for PBRT systems placed and financed by us in 2014, assuming FDA approval is obtained.

The Trading Volume of Our Common Stock is Low

Although our common stock is listed on the NYSE Amex Exchange, our common stock has experienced low trading volume, both historically and recently. Reported average daily trading volume in our common stock for the three-month period ended December 31, 2011 was approximately 4,500 shares. There is no reason to think that a more active trading market in our common stock will develop in the future. Limited trading volume subjects our common stock to greater price volatility and may make it difficult for you to sell your shares in a quantity or at a price that is attractive to you.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

The Company's corporate offices are located at Four Embarcadero Center, Suite 3700, San Francisco, California, where it leases approximately 4,600 square feet for $24,355 per month with a lease expiration date in May 2016.

For the year ended December 31, 2011 the Company's aggregate net rental expenses for all properties and equipment were approximately $423,000.

ITEM 3.

LEGAL PROCEEDINGS

There are no material pending legal proceedings involving the Company or any of its property. The Company knows of no legal or administrative proceedings against the Company contemplated by governmental authorities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividend Policy

The Company's common shares, no par value (the "Common Shares"), are currently traded on the NYSE Amex Exchange. At December 31, 2011, the Company had 4,611,060 issued and outstanding common shares, 577,680 common shares reserved for options, 3,500 restricted stock units issued and 25,851 restricted stock units reserved for issuance.

The following table sets forth the high and low closing sale prices of the Common Shares of the Company on the NYSE Amex Exchange for each full quarter for the last two fiscal years.

	Prices for Common Shares
Quarter Ending	High	Low
March 31, 2010	$3.04	$2.53
June 30, 2010	$3.10	$2.55
September 30, 2010	$3.37	$2.70
December 31, 2010	$3.10	$2.75
March 31, 2011	$3.69	$2.82
June 30, 2011	$3.58	$3.05
September 30, 2011	$3.26	$2.68
December 31, 2011	$2.98	$2.44

The Company estimates that there were approximately 2,200 beneficial holders of its Common Shares at December 31, 2011.

There were no dividends declared or paid during 2011 or 2010. Dividends had been paid by the Company from 2001 to 2007, but during 2007 the Board of Directors suspended dividends for the purpose of preserving cash for the development of its PBRT business. The Company did not pay cash dividends prior to 2001.

Stock Repurchase Program

In 1999 and 2001, the Board of Directors approved resolutions authorizing the Company to repurchase up to a total of 1,000,000 shares of its own stock on the open market from time to time at prevailing prices, and in 2008 the Board reaffirmed these authorizations. There were no shares repurchased during 2011 or 2010. In 2009 and 2008, the Company repurchased approximately 119,000 and 316,000 shares of its stock, respectively. Prior to 2008, there were no shares repurchased on the open market since the year ended December 31, 2001. A total of approximately 919,000 shares have been repurchased in the open market pursuant to these authorizations at a cost of approximately $1,927,000. As of December 31, 2011 there are approximately 81,000 shares remaining under the repurchase authorizations.

Shareholder Rights Plan

On March 22, 1999, the Company adopted a Shareholder Rights Plan (“Plan”). Under the Plan, the Company made a dividend distribution of one Right for each outstanding share of the Company’s common stock as of the close of business on April 1, 1999. The Rights become exercisable only if any person or group, with certain exceptions, becomes an “acquiring person” (acquires 15 percent or more of the Company’s outstanding common stock) or announces a tender or exchange offer to acquire 15 percent or more of the Company’s outstanding common stock, which may prevent a person from acquiring 15% or more of the Company’s common stock without the approval of the Board of Directors. The Company’s Board of Directors adopted the Plan to protect shareholders against a coercive or inadequate takeover offer. On March 12, 2009, the Board of Directors of the Company approved the First Amendment to its existing shareholder rights plan which, among other things, extends the final date on which the Rights are exercisable until the close of business on April 1, 2019.

Equity Compensation Plans

During 2011 no holders of options to acquire the Company’s common stock exercised their respective rights pursuant to such securities; however, 3,500 new shares of common stock were issued to the Company’s Board of Directors and Corporate Secretary from stock grants that vested in 2011. Additional information regarding our equity compensation plans is incorporated herein by reference from the 2012 Proxy Statement. Also, see Note 9-Shareholders’ Equity to the Consolidated Financial Statements.

ITEM 6.

SELECTED FINANCIAL DATA

Summary of Operations	Year Ended December 31,
	(Amounts in thousands except per share data)
	2011	2010	2009	2008	2007
Revenue	$22,221	$16,675	$16,768	$19,099	$22,622
Costs of revenue	14,224	9,466	9,781	10,877	13,354
Selling and administrative expense	4,041	4,240	3,928	4,323	4,646
Transaction costs	-	-	342	-	-
Interest expense	2,367	2,104	2,064	2,437	1,946
Total expenses	20,632	15,810	16,115	17,637	19,946
Income from operations	1,589	865	653	1,462	2,676
Interest and other income	108	107	60	404	328
Income before income taxes	1,697	972	713	1,866	3,004
Income tax expense	208	166	247	534	919
Net income	$1,489	$806	$466	$1,332	$2,085
Less net income attributable to non-controlling interest	(983)	(749)	(654)	(855)	(1,134)
Net (loss) income attributable to ASHS	$506	$57	$(188)	$477	$951

Net (loss) income per common share attributable to ASHS:
Basic	$0.11	$0.01	$(0.04)	$0.10	$0.19
Assuming dilution	$0.11	$0.01	$(0.04)	$0.10	$0.19
Cash dividend declared per common share	$0.0000	$0.0000	$0.0000	$0.0000	$0.0950
Dividend payout ratio (paid and declared)	-	-	-	-	0.50

See accompanying note (1)

Balance Sheet Data	As of December 31,
	(Amounts in thousands)
	2011	2010	2009	2008	2007
Cash and cash equivalents	$2,580	$1,438	$833	$10,286	$6,340
Certificate of deposit and securities- current	9,000	9,000	9,000	-	2,605
Restricted cash	50	50	50	50	50
Working capital (deficit)	7,671	7,631	6,497	(205)	747
Securities- long-term	-	-	-	-	1,065
Total assets	74,535	65,340	60,621	62,196	63,044
Advances on line of credit	7,850	8,500	7,900	6,500	4,100
Current portion of long-term debt/capital leases	7,616	6,073	6,705	7,633	8,272
Long-term debt/capital leases, less current portion	28,135	23,170	19,069	21,053	24,004
Shareholders' equity	$25,171	$23,044	$22,755	$22,938	$22,693

See accompanying note (1)

(1)	In 1995, the Company entered into an operating agreement granting to American Shared Radiosurgery Services (a California corporation and a wholly-owned subsidiary of the Company) an 81% ownership interest in GKF. During 2010 and 2011, GKF established new wholly-owned subsidiaries, GKUK and GKPeru and majority owned subsidiaries, EWRS, EWRS Turkey, AGKE, and JGKE. ASHS incorporated a new wholly-owned subsidiary, OR21, Inc. in 1999, and a new wholly-owned subsidiary, MedLeader.com, Inc. (“MedLeader”) in 2000. Accordingly, the financial data for the Company presented above include the results of GKF and its subsidiaries, OR21 and MedLeader for 2007 through 2011.

This financial data as of December 31, 2011, 2010 and 2009 and for the years ended December 31, 2011, 2010 and 2009 should be read in conjunction with our consolidated financial statements and the notes thereto beginning on page A-1 of this report and with Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The most significant accounting policies followed by the Company are presented in Note 2 to the consolidated financial statements. These policies along with the disclosures presented in the other financial statement notes and in this discussion and analysis, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts, and the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for doubtful accounts, revenue recognition and the carrying value of its Mevion investment to be three areas that required the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available. The following are our critical accounting policies in which management’s estimates, assumptions and judgments most directly and materially affect the financial statements:

Revenue Recognition

The Company has one revenue-generating activity, which consists of equipment leasing to hospitals, and includes the operation of Gamma Knife units by GKF and the operation of IGRT sites by ASHS and GKF.

Revenue is recognized when services have been rendered and collectability is reasonably assured, on either a fee per use or revenue sharing basis. The Company has contracts with thirteen hospitals for fee per use services and seven hospitals for retail services. Under both of these types of agreements, the hospital is responsible for billing patients and collection of fees for services performed. Revenue associated with installation of the Gamma Knife and IGRT units, if any, is a part of the negotiated lease amount and not a distinctly identifiable amount. The costs, if any, associated with installation of the units are amortized over the period of the related lease to match revenue recognition of these costs.

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

ASHS has one agreement and GKF has six agreements that are based on revenue sharing. These can be further classified as either “turn-key” arrangements or “revenue sharing” arrangements. For GKF’s four turn-key sites, GKF is solely responsible for the costs to acquire and install the Gamma Knife. In return, GKF receives payment from the hospital in the amount of its reimbursement from third party payors. Revenue is recognized by the Company during the period in which the procedure is performed, and is estimated based on what can be reasonably expected to be paid by the third party payor to the hospital. The estimate is primarily determined from historical experience and hospital contracts with third party payors. These estimates are reviewed on a regular basis and adjusted as necessary to more accurately reflect the expected payment amount. The Company also records an estimate of operating costs associated with each procedure during the period in which the procedure is performed. Costs are determined primarily based on historical treatment protocols and cost schedules with the hospital. The Company’s estimated operating costs are reviewed on a regular basis and adjusted as necessary to more accurately reflect the actual operating costs. Revenue for turn-key sites is recorded on a gross basis, and the operating expenses the Company reimburses to the hospital are recorded in other operating costs.

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

Revenue from retail arrangements amounted to approximately 28%, 35% and 35% of total revenue for the years ended December 31, 2011, 2010 and 2009, respectively. Because the revenue estimates are reviewed on a quarterly basis, any adjustments required for past revenue estimates would result in an increase or reduction in revenue during the current quarterly period.

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

If the Company’s net accounts receivable estimates for revenue sharing customers as of December 31, 2011 changed by as much as 10% based on actual collection information, it would have the effect of increasing or decreasing revenue by approximately $233,000.

Carrying Value of Mevion Investment

The Company carries its investment in Mevion at cost ($2,656,000) and reviews it for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value of the investment may not be recoverable. In assessing whether the impairment is other than temporary, we evaluate the length of time and extent to which market value has been below cost, the financial condition and near term prospects of Mevion and our ability and intent to retain our investment for a period sufficient to allow for an anticipated recovery in the market value. Mevion completed and submitted on March 1, 2012 its final application to the FDA for 510(k) clearance for the world’s first superconducting synchrocyclotron, and Mevion announced on March 14, 2012 that it had received CE Mark certification for its Mevion S250 Proton Therapy System, which allows Mevion to market, sell and install the system throughout the European Union and any country recognizing the CE Mark approval. The investment is not without certain risk, and the completion of the first unit is taking longer than originally anticipated. However, the Company believes that the current market value, which we believe to be less than cost, is a temporary situation brought on solely due to the continuing downturn of the economy, and is not a reflection on the progress or viability of Mevion or its PBRT design, and believes that our investment in Mevion is only temporarily impaired. If the Company’s view changes, it could be required to write off some or all of its investment, which would have a material negative impact on earnings in the period. For additional information, see “Impairment Analysis of Investment in Preferred Stock.”

GENERAL

For the year ended December 31, 2011, 95% of the Company’s revenue was derived from its Gamma Knife business, and 5% from its IGRT business. For the year ended December 31, 2010, 94% of the Company’s revenue was derived from its Gamma Knife business, and the remaining 6% from its IGRT business.

TOTAL REVENUE

(in thousands)	2011	Increase (Decrease)	2010	Increase (Decrease)	2009

Total revenue	$22,221	33.3%	$16,675	(0.6)%	$16,768

Total revenue increased 33.3% in 2011 compared to 2010, primarily due to $4,984,000 of equipment sales revenue generated by the sale of a new Perfexion unit to an existing Gamma Knife customer in the third quarter of 2011 in connection with the early termination of the lease with the customer. This increase was also due to an increase of 3.2% and 6.4% in Gamma Knife and IGRT medical services revenue, respectively. Total revenue decreased in 2010 compared to 2009, primarily due to a 14.9% decrease in IGRT revenue, partially offset by a 0.6% increase in Gamma Knife medical services revenue.

Gamma Knife Revenue

Total Gamma Knife revenue for 2011 increased by 35.1% to $21,077,000 compared to $15,600,000 in 2010. Total Gamma Knife revenue for 2010 increased 0.6% to $15,600,000 compared to $15,505,000 in 2009. The revenue for 2011 includes $4,984,000 of equipment sales revenue, which was generated by the sale of a new Perfexion unit to an existing Gamma Knife customer in the third quarter in conjunction with the early termination of the customer lease. Revenue from this equipment sale is not considered medical services revenue, and is not included in the table below.

	2011	Increase (Decrease)	2010	Increase (Decrease)	2009

Medical services revenue from Gamma Knife (in thousands)	$16,093	3.2%	$15,600	0.6%	$15,505

Number of Gamma Knife procedures	1,954	4.8%	1,864	4.4%	1,785

Average revenue per procedure	$8,236	(1.6)%	$8,369	(3.6)%	$8,686

The increase in Medical services revenue in 2011 compared to 2010 was primarily due to a 4.8% increase in Gamma Knife procedures performed. The Company also replaced existing Gamma Knife units with two new Perfexion units at new sites and one Perfexion unit at an existing site, and added a new 4C Gamma Knife unit at another new site, all of which contributed to the increase in revenue. The Company also sold a Perfexion unit to an existing customer in connection with the early termination of the customer lease. The loss of medical services revenue from this site partially offset the revenue increase in 2011. The increase in 2010 compared to 2009 was primarily due to a 4.4% increase in procedure volume, particularly at sites where Perfexion units have been placed. The Company added Perfexion units to three of its current customer sites to the Perfexion unit during 2011, bringing the total number of Company sites with Perfexion units to ten at December 31, 2011. The Company had nineteen Gamma Knife units in operation at December 31, 2011, 2010 and 2009.

The number of Gamma Knife procedures in 2011 increased by 90 compared to 2010 primarily due a new site that began operation in the second quarter 2011 and increases in the number of procedures performed at sites where Perfexion model Gamma Knife units are installed, partially offset by the loss of procedures from one site where the Gamma Knife unit was sold to the customer. The number of Gamma Knife procedures performed in 2010 increased by 79 compared to 2009, primarily due to an increase in the number of procedures performed at sites where Perfexion model units have been installed.

Revenue per procedure decreased by $133 in 2011 and by $317 in 2010 compared to the prior years, respectively. For both 2011 and 2010, this is primarily due to normal variations in procedure mix between sites. For 2011 it is also partially due to lower than average contracted revenue per procedure at one of the Company’s new customer sites. The Company’s contracts generally have different procedure rates because their investment basis varies, so revenue per procedure can vary year to year depending primarily on the mix of procedures performed at certain locations.

IGRT Revenue

(In thousands)	2011	Increase (Decrease)	2010	Increase (Decrease)	2009

Medical services revenue from IGRT	$1,144	6.4%	$1,075	(14.9)%	$1,263

Medical services revenue from the Company’s IGRT services increased by $69,000 in 2011 compared to 2010 and decreased by $188,000 in 2010 compared to 2009. The increase in 2011 was due to increased revenue generated from the Company’s existing IGRT site, and additional revenue generated from the Company’s new site in late fourth quarter 2011. The decrease in 2010 was due to generally lower volume at the Company’s IGRT site.

COSTS OF REVENUE

(In thousands)	2011	Increase (Decrease)	2010	Increase (Decrease)	2009

Total costs of revenue	$14,224	50.3%	$9,466	(3.2)%	$9,781

Percentage of total revenue	64.0%		56.8%		58.3%

The Company's costs of revenue, consisting of cost of equipment sales, maintenance and supplies, depreciation and amortization, and other operating expenses (such as insurance, property taxes, sales taxes, marketing costs and operating costs from the Company’s retail sites) increased by $4,758,000 in 2011 compared to 2010 and decreased $315,000 in 2010 compared to 2009.

Costs of operations in 2011 included $4,146,000 in cost of equipment sales, compared to no cost of equipment sales in 2010 and 2009. Cost of equipment sales is specific to equipment sales revenue, and represents approximately 19% of total revenue in 2011.

The Company's maintenance and supplies costs were 7% of total revenue in 2011 and 9% of total revenue in each of the years 2010 and 2009. Maintenance and supplies costs decreased by $82,000 in 2011 compared to 2010 and increased $137,000 in 2010 compared to 2009. The decrease in 2011 compared to 2010 was due to lower costs on both the Company’s maintenance contracts and maintenance costs not covered by maintenance contracts. Several of the Company’s sites that had been upgraded to Perfexion units in 2010 and 2011 were still under warranty for periods of time in 2011 before the maintenance contracts started. The increase in 2010 compared to 2009 is primarily due to a maintenance contract that started at the Company’s IGRT site, and an increase in costs of maintenance that weren’t covered by maintenance contracts.

Depreciation and amortization costs as a percentage of total revenue were 28%, 35%, and 38% in 2011, 2010 and 2009, respectively. Depreciation and amortization costs increased $239,000 in 2011 compared to 2010 and decreased $490,000 in 2010 compared to 2009. The increase in 2011 was primarily due to the addition of four new Gamma Knife units and one IGRT unit that were installed during 2011. Three of the new Gamma Knife units were Perfexion units which replaced older Gamma Knife units that had been depreciated to their salvage value. The decrease in 2010 compared to 2009 is primarily because depreciation ended on three Gamma Knife units where the remaining value of the equipment had reached salvage value. In addition, the asset life of one Gamma Knife unit was changed because the contract with the customer was extended.

Other direct operating costs as a percentage of total revenue were 11%, 12% and 12% in 2011, 2010 and 2009, respectively. Other direct operating costs increased $455,000 in 2011 compared to 2010 and $38,000 in 2010 compared to 2009. The increase in 2011 was primarily due to increased costs from the Company’s turn-key sites and increased property taxes, partially offset by lower marketing costs. Costs from the turn-key sites increased primarily because of increased volume at the turn-key sites. Property taxes are higher because of the higher property tax valuation on the new Perfexion units installed during 2010 and 2011. The increase of $38,000 in 2010 is primarily due to higher property and other taxes, partially offset by lower insurance costs.

SELLING AND ADMINISTRATIVE EXPENSE

(In thousands)	2011	Increase (Decrease)	2010	Increase (Decrease)	2009

Selling and administrative costs	$4,041	(4.7)%	$4,240	7.9%	$3,928

Percentage of total revenue	18.2%		25.4%		23.4%

Transaction costs	$-	n/a	$-	n/a	$342

Percentage of total revenue	n/a		n/a		2.0%

The Company's selling and administrative costs decreased by $199,000 in 2011 compared to 2010 and increased $312,000 in 2010 compared to 2009. The decrease in 2011 was primarily due to lower legal fees of $285,000, investor relations costs of $58,000, and building rent of $20,000. These cost reductions were partially offset by increased travel and business development costs of $37,000, insurance of $62,000 and accounting and audit fees of $36,000. The increase in 2010 compared to 2009 was primarily due to increased travel and other business development costs of $55,000, legal fees, most of which were for the development of new business, of approximately $278,000 and investor relations costs of approximately $65,000. These increases were partially offset by lower insurance costs of $46,000 and lower accounting and tax fees and various other costs.

There were no transaction costs in 2011 and 2010 compared to $342,000 in 2009. In 2009 the Company had engaged in discussions with two parties concerning the possible sale of its 81% interest in GKF, with one of the parties providing indicative pricing for the interest that would be attractive to the Company if it were to sell its interest in GKF. Accordingly, the Company permitted the prospective acquirer to conduct a due diligence review of GKF and the parties engaged in preliminary negotiations of the terms of a transaction.  In May 2009, the Company announced that the parties failed to reach an agreement and that the negotiations had terminated. Under applicable accounting rules, the Company is required to expense the legal, accounting, investment banking and other costs incurred for these activities.

INTEREST EXPENSE

(In thousands)	2011	Increase (Decrease)	2010	Increase (Decrease)	2009

Interest expense	$2,367	12.5%	$2,104	1.9%	$2,064

Percentage of total revenue	10.7%		12.6%		12.3%

The Company's interest expense increased $263,000 in 2011 compared to 2010, and increased $40,000 in 2010 compared to 2009. The increase in 2011 was primarily due to interest expense from new financing on two new Perfexion units and one new Gamma Knife 4C model placed in 2011, and a full year of interest expense on three new Gamma Knife units financed in 2010. The increase in 2010 compared to 2009 was primarily due to new financing on two Perfexion units and a 4C upgrade during 2010. This was partially offset by lower interest expense on the financing for the Company’s more mature Gamma Knife units. Interest expense on financing decreases over time as payments reduce the principal amount outstanding.

INTEREST AND OTHER INCOME

(In thousands)	2011	Increase (Decrease)	2010	Increase (Decrease)	2009

Interest and other income	$108	0.9%	$107	78.3%	$60

Percentage of total revenue	0.5%		0.6%		0.4%

Other income increased by $1,000 in 2011 compared to 2010 and increased by $47,000 in 2010 compared to 2009. The increase in 2011 was primarily due to a gain on the sale of assets of $72,000, offset by a loss on exchange rates of $27,000 and a reduction in interest income of approximately $50,000. The increase in 2010 was primarily from higher interest income due to interest received on state and federal income tax refunds. The interest income was offset by a cost of approximately $9,000 on the early extinguishment of debt, compared to a $20,000 cost in 2009.

INCOME TAX EXPENSE

(In thousands)	2011	Increase (Decrease)	2010	Increase (Decrease)	2009

Income tax expense	$208	25.3%	$166	(32.8)%	$247

Percentage of total revenue	0.9%		1.0%		1.5%

Percentage of income before income taxes	12.3%		17.1%		34.6%

Income tax expense increased $42,000 in 2011 compared to 2010, and decreased $81,000 in 2010 compared to 2009. The increase in 2011 is due mostly to higher income before income taxes compared to 2010, partially offset by an apportionment method change specific to California that resulted in lower state income taxes. The decrease in 2010 is due mostly to lower state income taxes, primarily from a reduction in a state income tax valuation allowance, which offset higher federal income taxes on higher income before income taxes compared to 2009. Generally the Company has higher state income taxes because they are calculated at the Company’s profitable operating subsidiary level, where in many states, separate state income tax returns are required and net operating loss carryforwards cannot be applied.

The Company anticipates that it will continue to record income tax expense if it operates profitably in the future. Currently there are state income tax payments required for most states in which the Company operates. However there are minimal current federal income tax payments required due to net operating loss carryforwards and other deferred tax assets available for tax purposes.

The Company had a net operating loss carryforward for federal income tax return purposes at December 31, 2011 of approximately $8,989,000.

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS

(In thousands)	2011	Increase (Decrease)	2010	Increase (Decrease)	2009

Net income attributable to non-controlling interests	$983	31.2%	$749	14.5%	$654

Percentage of total revenue	4.4%		4.5%		3.9%

Net income attributable to non-controlling interests increased $234,000 in 2011 compared to 2010 and increased $95,000 in 2010 compared to 2009. Net income attributable to non-controlling interests represents the pre-tax income earned by the 19% non-controlling interest in GKF, and the pre-tax income or losses of the non-controlling interests in various subsidiaries controlled by GKF. The decrease or increase in net income attributable to non-controlling interests reflects the relative profitability of GKF.

NET INCOME (LOSS) ATTRIBUTABLE TO AMERICAN SHARED HOSPITAL SERVICES

(In thousands, except per share amounts)	2011	Increase (Decrease)	2010	Increase (Decrease)	2009

Net income (loss) attributable to ASHS	$506	787.7%	$57	130.3%	$(188)

Net income (loss) per share attributable to ASHS, diluted	$0.11	1,000.0%	$0.01	125.0%	$(0.04)

Net income attributable to American Shared Hospital Services was $506,000 in 2011, compared to net income of $57,000 in 2010 and a net loss of $188,000 in 2009. The increase in 2011 of $499,000 was primarily due to Equipment sales revenue of $4,984,000 in 2011, an increase in Medical services revenue of $562,000 and a reduction in Selling and administrative expense of $199,000, offset by an increase in Costs of revenue of $4,758,000, of which $4,146,000 was from Cost of equipment sales, and Interest expense of $263,000. The increase in net income was also partially due to a reduction in the percentage of income tax expense to income before income taxes to 12.3% from 17.1% in 2010. The $245,000 increase in 2010 compared to 2009 was primarily due to increased revenue from the Company’s Gamma Knife sites, lower depreciation expense, no transaction costs, and lower income tax expense. This was partially offset by lower revenue from the Company’s IGRT site and an increase in selling and administrative expense and maintenance and supply costs.

IMPAIRMENT ANALYSIS OF INVESTMENT IN PREFERRED STOCK

The Company evaluated its investment in Mevion for impairment at December 31, 2011 in light of both current market conditions and the ongoing needs of Mevion to raise cash to continue its development of the first compact, single room PBRT system, including the following specific events.

Since October 2008 Mevion has continued to offer a sequence of Series D rounds of funding to raise cash for its next phase of development and continued manufacture of the prototype model of the proton beam unit. Due to the troubled economy and scarcity of funds available during this time, these rounds were offered at a price less than the Company’s investment. Mevion has received approximately $65 million from these Series D rounds from new and existing investors.

In July, 2011, Mevion and MIT reached a long-term Patent License Agreement, which included a settlement and release agreement regarding two lawsuits that were filed by MIT against Mevion in late December 2010.

In January 2012, Mevion announced that it had closed a $45 million round of Series E financing which will be used to accelerate the manufacturing and worldwide deployment of the Mevion S250. A new investor was the largest investor in this round, which also included existing investors. This round of financing was offered at a price higher than the effective price of the last round of Series D financing, and initially funded at 55%, with the remaining 45% due upon Mevion’s receipt of final FDA 510(k) clearance. The Company committed to invest an additional $70,000 in this round.

The lower price per share of the Series D and Series E offerings compared to the Company’s original investment could be viewed as a reasonable estimate of the fair value of our cost-method investment, indicating that our investment is impaired. The Company estimates that there is currently an unrealized loss (impairment) of approximately $1.3 million based on the issuance of the Series E funding compared to the Company’s cost of its investment.

In assessing whether the impairment is other than temporary, we evaluated the length of time and extent to which market value has been below cost, the financial condition and near term prospects of Mevion and our ability and intent to retain our investment for a period sufficient to allow for an anticipated recovery in the market value. Although the investment is not without risk, and the manufacture of the first unit has taken longer than originally anticipated, the Company believes that the current market value is a temporary situation brought on solely due to the continuing downturn of the economy, and is not a reflection on the progress or viability of Mevion or its PBRT design, and believes that our investment in Mevion is only temporarily impaired.

This is based primarily on the following:

•	Mevion completed and submitted on March 1, 2012 its final application to the FDA for 510(k) clearance for the world's first superconducting synchrocyclotron. Phase 2 of its 510(k) submission was filed in June 2011, with Phase 1 having been submitted in February 2011. Mevion has already received comments from the FDA regarding the earlier submissions which should mitigate risks of delays for final FDA approval. The minimum expected review period after final submission is 3 months, and Mevion is planning for a 6 month review period. However, it is not possible to predict the actual review period and outcome, and it is uncertain as to whether the FDA will require an inspection of the unit prior to deeming Mevion’s application complete.
•	On March 14, 2012, Mevion announced that it had received CE Marking Certification for its Mevion S250 Proton Therapy System which enables Mevion to market, sell and install these systems throughout the European Union and any country that recognizes the CE Mark.
•	Phase 3 of the the installation of Mevion’s first proton beam unit at Barnes Jewish is complete, and the Gantry has been commissioned. Beam extraction was achieved in early March and further testing of the equipment and the software is continuing. Commissioning of the system is expected during 2012.
•	Mevion is continuing installation at two other sites. The second phase of installation is complete at Robert Wood Johnson Medical Center in Houston (“RWJ”), and the cyclotron is being readied in the factory for delivery to RWJ, where the accelerator installation, or phase 3, is expected to begin in mid-2012. The second phase of installation has also been completed at Oklahoma University and is scheduled for accelerator installation in the Fall of 2012. The fourth projected site at M.D. Anderson Orlando, which is the Company’s first site, has completed construction documents and we are in the process of negotiating a delivery date with M.D. Anderson and Mevion.
•	In spite of the uncertain economic climate and a limited number of potential investors, with the initial Series D offering Mevion was still able to raise the cash required to continue its operations, was able to add two new major investors, and continued to be able to raise additional cash with Series D extensions and the new Series E offering. It also added an additional major investor in the Series E offering with ProQuest Investments. Due to the high level of interest in more compact and lower cost proton beam radiation therapy devices, Mevion has been able to attract funding from financially significant and highly sophisticated investors, such as Caxton Health and Life Sciences, Venrock Associates and CHL Medical Partners, who have continued to invest in the various rounds of financing, and the new investor, ProQuest Investments.
•	Based on ongoing discussions with Mevion management and regular review of their financial statements and cash flow projections, the Company believes that Mevion will have adequate cash flow to continue installation of the system at current sites under construction, and begin construction on new sites in the pipeline. Mevion states that their burn rate of cash is approximately $1.2 million per month, and expects that the additional funding from the Series E offering will be sufficient to complete the installation of the first system and continued installation of the next systems. Mevion, as a development stage company manufacturing its first product, continuously analyzes its cash requirements.
•	The Company has analyzed its investment potential by comparing available financial information from Mevion to financial data from initial public offerings (“IPO”) of companies with similar technologies and has determined that it could reasonably expect that the value of its investment in Mevion would exceed the cost of its investment.

In addition the Company considered the following:

•	Much of Mevion’s unique design is based on existing technology:
o	The single room PBRT concept and design, although a departure from the large scale three and four room PBRT systems on the market, is based on the existing principle of generating protons from a cyclotron. Mevion, through design innovations and advances in magnet technology, has made the cyclotron more compact such that it can be mounted on the gantry.
o	A gantry mounted cyclotron, although appearing to be revolutionary, has in fact been done previously. A neutron generating gantry mounted cyclotron has successfully treated patients for over ten years at Detroit Medical Center.
o	Mevion’s development approach for the Mevion S250 has been to integrate as many commercially existing components as possible into the Mevion S250. The patient couch, CT imaging and treatment planning software are all commercially available and will be integrated into the Mevion S250.

o	Mevion has hired engineers and staff with many years of accelerator and proton beam experience. Personnel have been hired with prior experience at MIT’s Plasma Fusion Lab, as well as Mevion rival, Ion Beam Applications S.A. (IBA).
•	Mevion has completed several significant milestones towards its manufacture and installation of its first proton beam unit:
o	built the magnet and other cyclotron subsystems for the first three units
o	completed the manufacture/assembly of the gantry system
o	demonstrated integrated software control of all cyclotron operations on the prototype unit
o	completed and passed the cold mass test on the prototype unit.
o	completed the beam extraction test phase. The cyclotron module produced a full energy extracted beam, 250MEV at 1 nano Amp, which was sufficient to meet the Barnes Jewish milestone. Mevion subsequently measured and formally passed the Barnes Jewish beam test, and announced the results in May 2010. An improved cryostat to assure beam quality throughout the planned 190[o] gantry rotation was delivered to Barnes Jewish in October 2011 and installation has been completed, and has achieved beam extraction.
•	There were some minor problems during some of the initial tests that were rectified, but have caused delays in the scheduled delivery of the first unit. As a result, the Company’s expected delivery of its first two units has also been delayed. However, problems such as these are expected in a new technology, and do not affect the Company’s position on the viability of Mevion technology
•	A respected physicist was hired by the Company as a third party consultant to perform a technical review of this project, and continues to make periodic reviews at the request of the Company. His discussions with Mevion’s chief technology officer indicated that the delays encountered have at times resulted in modifications being required, but the modifications were not significant, and he still believes that development of the PBRT machine will be completed in Mevion’s timeline. The consultant was not engaged to analyze Mevion’s financial condition.
•	In the latter part of 2009 Mevion added a new CEO, strengthened its management depth, and with the new investors, increased its board strength as well. Independent board members consist of the following: Robert Wilson, Former Vice Chairman of Johnson and Johnson; Peter P. D’Angelo, President, Caxton Associates; Anders Hove, MD, Partner, Venrock Associates; Myles D. Greenberg, MD, General Partner, CHL Medical Partners; Jay Rao, MD, JD, Portfolio Manager, Green Arrow Capital Management; and Paul Volcker, Former Chairman, United States Federal Reserve. Jay Moorin of ProQuest Investments was added to Mevion’s Board of Directors in January 2012.
•	Mevion added four orders during 2011 to its sites agreeing to install the Mevion S250 system, and now has 17 total sites committed to installing the Mevion S250, with 15 in the United States and two in Japan.

Once FDA approval is obtained, the per share investment in Mevion will likely increase to a level higher than the Company’s existing carrying value (cost). As the first unit nears completion in 2012, and FDA approval appears more imminent, the Company believes that the value of its investment will soon meet and exceed its carrying value. The estimated recovery period is anticipated to occur subsequent to the first system’s clinical treatment of patients, which would shortly follow obtaining FDA approval. The first system is projected to be ready to treat patients later in 2012. The Company has the intent and the ability to maintain its investment in Mevion until at least these milestones are met.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $2,580,000 at December 31, 2011 compared to $1,438,000 at December 31, 2010, an increase of $1,142,000. The Company’s expected primary cash needs on both a short and long-term basis are for capital expenditures, business expansion, working capital and other general corporate purposes.

The Company had no short-term or long-term investments in securities at both December 31, 2011 and 2010. However, it is the Company’s intent at appropriate times to invest a portion of its cash in high-quality short to long-term fixed income marketable securities in order to maximize income on its available cash and to hold these securities until maturity. When the Company holds these securities, those with maturity dates between three and twelve months are classified as current assets and those with maturities in excess of one year are classified as long-term. At both December 31, 2011 and 2010 the Company had approximately $9,000,000 invested in a certificate of deposit with a bank. The certificate of deposit the Company holds as of December 31, 2011 matures on August 30, 2012.

Restricted cash of $50,000 at December 31, 2011 reflects cash that may only be used for the operations of GKF.

The Company has a $9,000,000 renewable line of credit with a bank that is secured by cash and securities. The line of credit has been in place since June 2004 and has a maturity date of August 1, 2013. As of December 31, 2011, there was $7,850,000 borrowed against the line of credit, compared to $8,500,000 as of December 31, 2010. The Company believes it has the ability, and it is the Company’s intention, to renew the line of credit at its maturity in 2012.

Operating activities provided cash of $6,823,000 in 2011, which is primarily due to net income of $1,489,000 increased by non-cash charges for depreciation and amortization of $6,272,000, accounts payable and other accrued liabilities of $957,000, deferred income taxes of $76,000 and stock-based compensation expense of $125,000. These were partially offset by increases in receivables of $961,000 and prepaid expenses and other assets of $1,063,000. The Company’s trade accounts receivable increased by $874,000 to $4,604,000 at December 31, 2011 from $3,730,000 at December 31, 2010, partially due to new customers that began operation in the fourth quarter. The number of days revenue (sales) outstanding (“DSO”) in accounts receivable as of December 31, 2011 increased to 86 days compared to 76 days at December 31, 2010. DSO can and does fluctuate depending on timing of customer payments received and the mix of fee per use versus retail customers. Retail sites generally have longer collection periods than fee per use sites.

Investing activities used $4,143,000 of cash in 2011 due to payments made towards the purchase of property and equipment of $5,613,000 and investment in convertible preferred stock of $39,000, partially offset by $1,509,000 in investments by non-controlling interests in subsidiaries of the Company.

Financing activities used $1,538,000 of cash during 2011, primarily due to principal payments on long-term debt of $3,695,000, principal payments towards capital leases of $2,983,000, and distributions to non-controlling interests of $996,000. This was partially offset by long term debt financing on property and equipment of $6,786,000 and advances on the line of credit of $350,000.

The Company had working capital at December 31, 2011 of $7,671,000 compared to working capital of $7,631,000 at December 31, 2010. This $40,000 increase was due to an increase in cash of $1,142,000, and increases in receivables of $961,000, prepaid expenses of $260,000, and current deferred tax assets of $177,000, and a reduction in accounts payable of $59,000. This was offset by increases in current portion of debt of $466,000, current portion of long term leases of $1,077,000, other accrued liabilities of $972,000 and employee compensation and benefits of $44,000.

The Company primarily invests its cash in certificates of deposit, money market or similar funds, and high quality short to long-term securities in order to minimize the potential for principal erosion. Cash is invested in these funds pending use in the Company’s operations. The Company believes its cash position is adequate to service the Company’s cash requirements in 2012.

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

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES AND OFF BALANCE SHEET ARRANGEMENTS

The following table presents, as of December 31, 2011, the Company’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the notes to the consolidated financial statements referenced below.

	Payments Due by Period
	Total amounts	Less than			After
Contractual Obligations	committed	1 year	1-3 years	4-5 years	5 years

Long-term debt (includes interest)	$17,129,000	$4,649,000	$10,808,000	$1,672,000	$-
Capital leases (includes interest)	25,014,000	5,132,000	13,228,000	5,768,000	886,000
Line of credit	7,850,000	-	7,850,000	-	-
Future equipment purchases (1)	58,367,000	11,517,000	46,850,000	-	-
Operating leases	1,319,000	298,000	895,000	126,000	-

Total contractual obligations	$109,679,000	$21,596,000	$79,631,000	$7,566,000	$886,000

(1)	The Company has made cash deposits totaling $6,149,000 toward these equipment purchase commitments. The commitments include the purchase of four Gamma Knife Perfexion units, one Model 4C unit, one radiation therapy unit and three Mevion S250 proton beam units as of December 31, 2011. For the first two Mevion S250 units specifically, the Company has a commitment to total deposits of $3,000,000 per machine until FDA approval is received, at which time the remaining balance is committed. For the third Mevion S250 unit, the Company has a commitment to total deposits of $500,000 until FDA approval is received, at which time the remaining balance is committed. Two of the Perfexion units are committed to being installed at new sites in 2012 and the other two are for sites yet to be determined. Financing has been committed to the Model 4C unit and one of the Perfexion units scheduled for installation in 2012. Financing has not yet been obtained for any of the other equipment. For all equipment in this classification, term financing for these purchases will not be finalized until 2012 or later, and therefore an accurate determination of payments by period cannot be made as of December 31, 2011. For purposes of this table, these commitments are listed in the 1 year and 1-3 year categories.

Further discussion of the long-term debt commitment is included in Note 5, capital leases in Note 6, and operating leases in Note 12 of the consolidated financial statements.

The Company has no significant off-balance sheet arrangements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below presents information about certain market-sensitive financial instruments as of December 31, 2011. The fair values were determined based on quoted market prices for the same or similar instruments.

	Payments Due by Period
(amounts in thousands)	2012	2013	2014	2015	2016	There- after	Total	Fair Value

Fixed rate long-term debt and present value of capital leases	$7,617	$7,737	$7,505	$5,145	$4,208	$3,539	$35,751	$35,743

Average interest rates	7.0%	6.9%	6.8%	6.7%	6.8%	6.9%	6.9%

We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage or prepayment features.

At December 31, 2011, we had no significant long-term, market-sensitive investments.

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

(b)	Management’s report on internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment management believes that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

(c)	Changes in internal controls over financial reporting.

Our Chief Executive Officer and our Chief Financial Officer have evaluated the changes to the Company’s internal control over financial reporting that occurred during our last fiscal quarter ended December 31, 2011, as required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders (the “2012 Proxy Statement”). Information regarding executive officers of the Company, included herein under the caption “Executive Officers of the Company” in Part I, Item 1 above, is incorporated herein by reference.

Information concerning the identification of our standing audit committee required by this Item is incorporated by reference from the 2012 Proxy Statement.

Information concerning our audit committee financial experts required by this Item is incorporated by reference from the 2012 Proxy Statement.

Information concerning compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference from the 2012 Proxy Statement.

We have adopted a Code of Ethics that is available on our website at www.ashs.com. The information on our website is not part of this report. You may also request a copy of this document free of charge by writing our Corporate Secretary.

ITEM 11.

EXECUTIVE COMPENSATION

Information required by this Item is incorporated herein by reference from the 2012 Proxy Statement.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated herein by reference from the 2012 Proxy Statement.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated herein by reference from the 2012 Proxy Statement.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is incorporated herein by reference from the 2012 Proxy Statement.

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

(b)	Exhibits.

The following Exhibits are filed with this Report.

Exhibit
Number:	Description:

2.1	Securities Purchase Agreement, dated as of March 12, 1999, by and among Alliance Imaging, Inc.; Embarcadero Holding Corp. I; Embarcadero Holding Corp. II; American Shared Hospital Services; and MMRI, Inc. (1)

3.1	Articles of Incorporation of the Company, as amended. (2)

3.2	By-laws of the Company, as amended. (3)

4.6	Form of Common Stock Purchase Warrant of American Shared Hospital Services. (3)

4.8	Registration Rights Agreement, dated as of May 17, 1995, by and among American Shared Hospital Services, the Holders referred to in the Note Purchase Agreement, dated as of May 12, 1995 and General Electric Company, acting through GE Medical Systems. (3)

4.9	Rights Agreement dated as of March 22, 1999 between American Shared Hospital Services and American Stock Transfer & Trust Company as Rights Agent. (25)

10.1	The Company's 1984 Stock Option Plan, as amended. (4)

10.2	The Company's 1995 Stock Option Plan, as amended. (5)

10.3	Form of Indemnification Agreement between American Shared Hospital Services and members of its Board of Directors. (4)

10.4	Ernest A. Bates Stock Option Agreement dated as of August 15, 1995. (6)

10.5	Operating Agreement for GK Financing, LLC, dated as of October 17, 1995. (3)

10.6	Amendments dated as of October 26, 1995 and as of December 20, 1995 to the GK Financing, LLC Operating Agreement, dated as of October 17, 1995. (7)

10.7	Amendment dated as of October 16, 1996 to the GK Financing, LLC Operating Agreement, dated as of October 17, 1995. (1)

10.8	Amendment dated as of March 31, 1998 (“Fourth Amendment”) to the GK Financing, LLC Operating Agreement dated as of October 17, 1995. (8)

10.9	Amendment dated as of March 31, 1998 (“Fifth Amendment”) to the GK Financing, LLC Operating Agreement dated as of October 17, 1995. (8)

10.10	Amendment dated as of June 5, 1999 to the GK Financing, LLC Operating Agreement dated as of October 17, 1995. (8)

10.11a	Assignment and Assumption Agreement, dated as of December 31, 1995, between American Shared Radiosurgery Services (assignor) and GK Financing, LLC (assignee). (8)

10.11b	Assignment and Assumption Agreement, dated as of November 1, 1995, between American Shared Hospital Services (assignor) and American Shared Radiosurgery Services (assignee). (4)

10.11c	Amendment Number One dated as of August 1, 1995 to the Lease Agreement for a Gamma Knife Unit between The Regents of the University of California and American Shared Hospital Services. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (8)

10.11d	Lease Agreement dated as of July 3, 1990 for a Gamma Knife Unit between American Shared Hospital Services and The Regents of the University of California. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (8)

10.12	Amendment Number Two dated as of February 6, 1999 to the Lease Agreement for a Gamma Knife Unit between UCSF-Stanford Health Care and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (8)

10.13	Assignment and Assumption Agreement, dated as of February 3, 1996, between American Shared Radiosurgery Services (assignor) and GK Financing, LLC (assignee). (4)

10.14	Lease Agreement for a Gamma Knife Unit dated as of April 6, 1994, between Ernest A. Bates, M.D. and NME Hospitals, Inc. dba USC University Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (8)

10.15	Assignment and Assumption Agreement dated as of February 1, 1996 between Ernest A. Bates, M.D. and GK Financing, LLC with respect to the Lease Agreement for a Gamma Knife dated as of April 6, 1994 between Ernest A. Bates, M.D. and NME Hospitals, Inc. dba USC University Hospital. (8)

10.16	Lease Agreement for a Gamma Knife Unit dated as of October 31, 1996 between Hoag Memorial Hospital Presbyterian and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (8)

10.17	Addendum to Lease Agreement for a Gamma Knife Unit dated as of December 1, 1999 between Hoag Memorial Hospital Presbyterian and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (8)

10.18	Lease Agreement for a Gamma Knife Unit dated as of October 29, 1996 between Methodist Healthcare Systems of San Antonio, Ltd., dba Southwest Texas Methodist Hospital and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (8)

10.18a	Amendment to Lease Agreement for a Gamma Knife Unit effective December 13, 2003 by and between Methodist Healthcare Systems of San Antonio, Ltd., dba Southwest Texas Methodist Hospital and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (22)

10.18b	Second Amendment to Lease Agreement for a Gamma Knife Unit effective December 23, 2009 by and between Methodist Healthcare Systems of San Antonio, Ltd., dba Southwest Texas Methodist Hospital and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (38)

10.19	Lease Agreement for a Gamma Knife Unit dated as of April 10, 1997 between Yale-New Haven Ambulatory Services Corporation and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (8)

10.19a	Amendment to Lease Agreement for a Gamma Knife Unit effective October 25, 2005 by and between Yale-New Haven Ambulatory Services Corporation and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (27)

10.19b	Amendment to Lease Agreement for a Gamma Knife Unit effective June 30, 2006 by and between Yale-New Haven Ambulatory Services Corporation and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (31)

10.19c	Second Amendment to Lease Agreement for a Gamma Knife Unit effective May 15, 2009 by and between Yale-New Haven Hospital, Inc. a/k/a Yale-New Haven Hospital and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (37)

10.20	Lease Agreement for a Gamma Knife Unit dated as of June 1, 1999 between GK Financing, LLC and Kettering Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (9)

10.21	Addendum to Contract with GKF and KMC/WKNI, dated June 1, 1999 between GK Financing, LLC and Kettering Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (9)

10.21a	Purchased Services Agreement for a Gamma Knife Perfexion Unit dated November 19, 2008 between GK Financing, LLC and Kettering Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (34)

10.21b	First Amendment to Purchased Services Agreement for a Gamma Knife Perfexion Unit dated June 11, 2009 between GK Financing, LLC and Kettering Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (34)

10.22	Lease Agreement for a Gamma Knife Unit dated as of October 5, 1999 between GK Financing, LLC and New England Medical Center Hospitals, Inc. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (9)

10.22a	Addendum to Lease Agreement for a Gamma Knife unit effective April 1, 2005 between GK Financing, LLC and New England Medical Center Hospitals, Inc. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (24)

10.23	Equipment Lease Agreement dated as of October 29, 1999 between GK Financing, LLC and the Board of Trustees of the University of Arkansas on behalf of The University of Arkansas for Medical Sciences. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (9)

10.23a	Amendment to Lease Agreement effective as of September 15, 2005 between GK Financing, LLC and the Board of Trustees of the University of Arkansas on behalf of The University of Arkansas for Medical Sciences. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (26)

10.23b	Amendment to Lease Agreement effective as of October 31, 2007 between GK Financing, LLC and the Board of Trustees of the University of Arkansas on behalf of The University of Arkansas for Medical Sciences. (32)

10.23c	Amendment Three to Lease Agreement effective as of June 11, 2010 between GK Financing, LLC and the Board of Trustees of the University of Arkansas on behalf of The University of Arkansas for Medical Sciences. (36)

10.24	First Amendment to Lease Agreement for a Gamma Knife Unit effective as of August 2, 2000 between GK Financing, LLC and Tenet HealthSystems Hospitals, Inc. (formerly known as NME Hospitals, Inc.) dba USC University Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (9)

10.25	Addendum Two, dated as of October 1, 2000, to Lease Agreement for a Gamma Knife Unit dated as of October 31, 1996 between Hoag Memorial Hospital Presbyterian and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (10)

10.26	Lease Agreement for a Gamma Knife Unit dated as of May 28, 2000 between Froedtert Memorial Lutheran Hospital and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (10)

10.26a	First Amendment to Lease Agreement for a Gamma Knife Unit dated as of December 28, 2009 between Froedtert Memorial Lutheran Hospital and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (35)

10.27	Addendum dated June 24, 2000 to Lease Agreement for a Gamma Knife Unit dated as of May 28, 2000 between Froedtert Memorial Lutheran Hospital and GK Financing, LLC. (10)

10.28	Amendment dated July 12, 2000 to Lease Agreement for a Gamma Knife Unit dated May 28, 2000 between Froedtert Memorial Lutheran Hospital and GK Financing, LLC. (10)

10.29	Amendment dated August 24, 2000 to Lease Agreement for a Gamma Knife Unit dated May 28, 2000 between Froedtert Memorial Lutheran Hospital and GK Financing, LLC. (10)

10.30	Lease Agreement for a Gamma Knife Unit dated as of December 11, 1996 between The Community Hospital Group, Inc. dba JFK Medical Center and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (11)

10.30a	Addendum One to Lease Agreement for a Gamma Knife Unit dated January 9, 2008 between GK Financing, LLC and The Community Hospital Group, Inc. dba JFK Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks). (33)

10.30b	Addendum Two to Lease Agreement for a Gamma Knife Unit dated January 9, 2008 between GK Financing, LLC and The Community Hospital Group, Inc. dba JFK Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks). (33)

10.31	Lease Agreement for a Gamma Knife Unit dated as of June 3, 1999 between GK Financing, LLC and Sunrise Hospital and Medical Center, LLC dba Sunrise Hospital and Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (12)

10.32	Addendum to Lease Agreement for a Gamma Knife Unit dated as of June 3, 1999 between GK Financing, LLC and Sunrise Hospital and Medical Center, LLC dba Sunrise Hospital and Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (12)

10.33	Lease Agreement for a Gamma Knife Unit dated as of November 1, 1999 between GK Financing, LLC and Jackson HMA, Inc. dba Central Mississippi Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (13)

10.34	Addendum to Lease Agreement for a Gamma Knife Unit dated as of November 1, 1999 between GK Financing, LLC and Jackson HMA, Inc. dba Central Mississippi Medical Center. (13)

10.35	Lease Agreement for a Gamma Knife Unit dated as of February 18, 2000 between GK Financing, LLC and OSF HealthCare System. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (13)

10.35a	Addendum to Lease Agreement for a Gamma Knife Unit effective April 13, 2007, between GK Financing, LLC and OSF HealthCare System. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (30)

10.36	American Shared Hospital Services 2001 Stock Option Plan. (14)

10.37	Amendment Number Three to Lease Agreement for a Gamma Knife Unit dated as of June 22, 2001 between GK Financing, LLC and The Regents of the University of California. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (15)

10.38	Addendum Three to Lease Agreement for a Gamma Knife Unit dated as of October 1, 2000 between GK Financing, LLC and Hoag Memorial Hospital Presybterian. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (15)

10.39	Lease Agreement for a Gamma Knife Unit dated as of July 18, 2001 between GK Financing, LLC and Bayfront Medical Center, Inc.. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (16)

10.40	Lease Agreement for a Gamma Knife Unit dated as of September 13, 2001 between GK Financing, LLC and Mercy Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (17)

10.41	Addendum Number One to Contract dated September 13, 2001 between GK Financing, LLC and Mercy Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (17)

10.42	Lease Agreement for a Gamma Knife Unit dated as of May 22, 2002 between GK Financing, LLC and The Johns Hopkins Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (18)

10.43	Lease Agreement for a Gamma Knife Unit dated as of July 11, 2002 between GK Financing, LLC and Southern Baptist Hospital of Florida, Inc. D/B/A Baptist Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (19)

10.43a	First Amendment to Lease Agreement for a Gamma Knife Unit dated as of June 30, 2011 between GK Financing, LLC and Southern Baptist Hospital of Florida, Inc. (40)

10.44	Lease Agreement for a Gamma Knife Unit dated as of February 13, 2003 between GK Financing, LLC and AHS Albuquerque Regional Medical Center LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (20)

10.45	Lease Agreement for a Gamma Knife Unit dated as of May 28, 2003 between GK Financing, LLC and Lehigh Valley Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (21)

10.45a	First Amendment to Lease Agreement for a Gamma Knife Unit dated November 2006 between GK Financing, LLC and Lehigh Valley Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (28)

10.45b	Second Amendment to Lease Agreement for a Gamma Knife Unit dated effective as of March 2, 2011 between GK Financing, LLC and Lehigh Valley Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks). (42)

10.45c	Third Amendment to Lease Agreement for a Gamma Knife Unit dated effective as of March 2, 2011 between GK Financing, LLC and Lehigh Valley Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks). (42)

10.46	Lease Agreement for a Gamma Knife Unit dated as of March 21, 2003 between GK Financing, LLC and Northern Westchester Hospital Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (23)

10.47	Amendment Four to Lease Agreement for a Gamma Knife Unit effective as of December 1, 2002 between GK Financing, LLC and Hoag Memorial Hospital Presbyterian. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (23)

10.48	Line of credit agreement between American Shared Hospital Services and Bank of America dated July 1, 2004 and related amendments No. 1 and No. 2 dated June 23, 2005. (23)

10.49	Lease Agreement for a Gamma Knife Unit dated as of May 28, 2004 between GK Financing, LLC and Mercy Health Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (24)

10.50	Lease Agreement for a Gamma Knife Unit dated as of August 7, 2003 between GK Financing, LLC and Baptist Hospital of East Tennessee. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (26)

10.50a	Amendment No. 1 to Lease Agreement for a Gamma Knife Unit dated as of May 28, 2004 between GK Financing, LLC and Baptist Hospital of East Tennessee. (26)

10.51	Addendum Two to Lease Agreement for a Gamma Knife Unit dated as of November 6, 2006 between GK Financing, LLC and Jackson HMA, Inc. d/b/a Central Mississippi Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (28)

10.52	Amendment dated as of October 18, 2006 to the GK Financing, LLC Operating Agreement, dated as of October 17, 1995. (28)

10.53	Addendum Two to Lease Agreement for a Gamma Knife Unit effective January 17, 2007 between GK Financing, LLC and Sunrise Hospital Medical Center, LLC d/b/a Sunrise Hospital Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (29)

10.54	Amendment Five to Lease Agreement for a Gamma Knife Unit effective May 9, 2007 between GK Financing, LLC and The Regents of the University of California. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (30)

10.55	Addendum Two to Lease Agreement for a Gamma Knife Unit effective June 20, 2007 between GK Financing, LLC and The Regents of the University of California. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (30)

10.56	Agreement to Purchase Gamma Knife Perfexion Unit effective May 7, 2007 between GK Financing, LLC and The Regents of the University of California. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (30)

10.57	Purchased Services Agreement for a Gamma Knife Perfexion Unit dated as of March 5, 2008 between GK Financing, LLC and USC University Hospital, Inc. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks). (33)

10.57a	First Amendment to Purchased Services Agreement for a Gamma Knife Perfexion Unit dated as of April 1, 2009 between GK Financing, LLC and USC University Hospital, Inc. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks). (34)

10.58	Addendum Three to Lease Agreement for a Gamma Knife Unit effective as of June 20, 2007 between GK Financing, LLC and Sunrise Hospital and Medical Center, LLC dba Sunrise Hospital and Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (37)

10.59	Addendum Four to Lease Agreement for a Gamma Knife Unit effective as of February 8, 2010 between GK Financing, LLC and Sunrise Hospital and Medical Center, LLC dba Sunrise Hospital and Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (37)

10.60	Lease Agreement for a Gamma Knife Unit dated as of May 1, 2010 between GK Financing, LLC and Fort Sanders Regional Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (39)

10.61	Purchase and License Agreement for a Gamma Knife Unit and Axesse System dated as of August 25, 2010 between Elekta Instrument AB and Baskent University, Adana, Turkey. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (40)

10.61a	Assignment Agreement from Elekta Instrument AB to EWRS Tibbi Cihazlar Ticaret Limited Sirketi dated March 11, 2011, for Purchase and License Agreement between Elekta Instrument AB and Baskent University. (40)

10.62	Lease Agreement for a Gamma Knife Unit effective as of April 8, 2011 between GK Financing, LLC and Lovelace Health System, Inc., d/b/a Lovelace Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (41)

10.62a	Assignment and Assumption of Purchase and License Agreement with Elekta, Inc., from GK Financing, LLC to Albuquerque Gamma Knife Equipment, LLC dated February 2, 2011. (40)

10.63	Purchased Services Agreement for a Gamma Knife Perfexion Unit effective as of August 5, 2011 between Jacksonville GK Equipment, LLC and St. Vincent’s Medical Center, Inc. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks).

10.63a	First Amendment to Purchased Services Agreement for a Gamma Knife Perfexion Unit effective as of October 10, 2011 between Jacksonville GK Equipment, LLC and St. Vincent’s Medical Center, Inc. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks).

21.	Subsidiaries of American Shared Hospital Services.

23.1	Consent of Independent Registered Public Accounting Firm.

31.	Rule 13a-14(a)/15d-14(a) Certifications.

32.	Section 1350 Certifications (furnished and not to be considered filed as part of the Form 10-K).

(1)	These documents were filed as Exhibits 2.1 and 10.13b, respectively, to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, which is incorporated herein by this reference.

(2)	This document was filed as Exhibit 3.1 to registrant’s Registration Statement on Form S-2 (Registration No. 33-23416), which is incorporated herein by this reference.

(3)	These documents were filed as Exhibits 3.2, 4.6 and 4.8, respectively, to registrant’s Registration Statement on Form S-1 (Registration No. 33-63721) filed on October 26, 1995, which is incorporated herein by this reference.

(4)	These documents were filed as Exhibits 10.24 and 10.35, respectively, to registrant’s Registration Statement on Form S-2 (Registration No. 33-23416), which is incorporated herein by this reference.

(5)	This document was filed as Exhibit A to registrant's Proxy Statement, filed on August 31, 1995, which is incorporated herein by this reference.

(6)	This document was filed as Exhibit B to registrant's Proxy Statement, filed on August 31, 1995, which is incorporated herein by this reference.

(7)	These documents were filed as Exhibits 4.14 and 10.13, respectively, to the registrant’s Pre-Effective Amendment No. 1 to registrant’s Registration Statement on Form S-1 (Registration No. 33-63721) filed on March 29, 1996, which is incorporated herein by this reference.

(8)	These documents were filed as Exhibits 10.8, 10.9, 10.10, 10.11a, 10.11c, 10.11d, 10.12, 10.14, 10.15, 10.16, 10.17, 10.18 and 10.19, respectively, to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, which is incorporated herein by this reference.

(9)	These documents were filed as Exhibits 10.20, 10.21, 10.22, 10.23, and 10.24, respectively, to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, which is incorporated herein by this reference.

(10)	These documents were filed as Exhibits 10.25, 10.26, 10.27, 10.28 and 10.29, respectively, to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, which is incorporated herein by this reference.

(11)	This document was filed as Exhibit 10.30 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, which is incorporated herein by this reference.

(12)	These documents were filed as Exhibits 10.31 and 10.32, respectively, to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, which is incorporated herein by this reference.

(13)	These documents were filed as Exhibits 10.33, 10.34 and 10.35, respectively, to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, which is incorporated herein by this reference.

(14)	This document was filed as Exhibit 10.36 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, which is incorporated herein by this reference.

(15)	These documents were filed as Exhibits 10.37 and 10.38 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, which is incorporated herein by this reference.

(16)	This document was filed as Exhibit 10.39 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, which is incorporated herein by this reference.

(17)	These documents were filed as Exhibits 10.40 and 10.41, respectively, to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, which is incorporated herein by this reference.

(18)	This document was filed as Exhibit 10.42 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, which is incorporated herein by this reference.

(19)	This document was filed as Exhibit 10.43 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, which is incorporated herein by this reference.

(20)	This document was filed as Exhibit 10.44 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, which is incorporated herein by this reference.

(21)	This document was filed as Exhibit 10.45 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, which is incorporated herein by this reference.

(22)	This document was filed as Exhibit 10.18a to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, which is incorporated herein by this reference.

(23)	These documents were filed as Exhibits 10.46, 10.47 and 10.48, respectively, to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, which is incorporated herein by this reference.

(24)	These documents were filed as Exhibits 10.22a and 10.49, respectively, to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, which is incorporated herein by this reference.

(25)	This document was filed as Exhibit 4 to the registrant’s Current Report on Form 8-K filed on April 1, 1999, which is incorporated herein by this reference.

(26)	These documents were filed as Exhibits 10.23a, 10.50 and 10.50a, respectively, to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which is incorporated herein by this reference.

(27)	This document was filed as Exhibit 10.19a to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, which is incorporated herein by this reference.

(28)	These documents were filed as Exhibits 10.45a, 10.51 and 10.52, respectively, to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which is incorporated herein by this reference.

(29)	This document was filed as Exhibit 10.53 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, which is incorporated herein by this reference.

(30)	These documents were filed as Exhibits 10.35a, 10.54, 10.55 and 10.56, respectively, to the registrant’s Quarterly Report on Form 10-Q for the fiscal year ended June 30, 2007, which is incorporated herein by this reference.

(31)	This document was filed as Exhibit 10.19b to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, which is incorporated herein by this reference.

(32)	This document was filed as Exhibit 10.23b to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which is incorporated herein by this reference.

(33)	These documents were filed as Exhibits 10.30a, 10.30b and 10.57, respectively, to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, which is incorporated herein by this reference.

(34)	These documents were filed as Exhibits 10.21a, 10.21b and 10.57a, respectively, to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, which is incorporated herein by this reference.

(35)	This document was filed as Exhibit 10.26a to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, which is incorporated herein by this reference.

(36)	This document was filed as Exhibit 10.23c to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, which is incorporated herein by this reference.

(37)	These documents were filed as Exhibits 10.19c, 10.58 and 10.59, respectively, to the registrant’s Quarterly Report on Form 10-Q /A for the quarterly period ended June 30, 2010, which is incorporated herein by this reference.

(38)	This document was filed as Exhibit 10.18b to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, which is incorporated herein by this reference.

(39)	This document was filed as Exhibit 10.60 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, which is incorporated herein by this reference.

(40)	These documents were filed as Exhibits 10.43a, 10.61, 10.61a and 10.62a to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, which is incorporated herein by this reference.

(41)	These documents were filed as Exhibits 10.62 to the registrant’s Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2011, which is incorporated herein by this reference.

(42)	These documents were filed as Exhibits 10.45b and 10.45c to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, which is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SHARED HOSPITAL SERVICES
(Registrant)

March 30, 2012	By:	/s/ Ernest A. Bates, M.D.
Ernest A. Bates, M.D.
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ernest A. Bates	Chairman of the Board and	March 30, 2012
Ernest A. Bates, M.D.	Chief Executive Officer
(Principal Executive Officer)

/s/ David A. Larson	Director	March 30, 2012
David A. Larson, M.D.

/s/ S. Mert Ozyurek	Director	March 30, 2012
S. Mert Ozyurek

/s/ John F. Ruffle	Director	March 30, 2012
John F. Ruffle

/s/ Raymond C. Stachowiak	Director	March 30, 2012
Raymond C. Stachowiak

/s/ Stanley S. Trotman, Jr.	Director	March 30, 2012
Stanley S. Trotman, Jr.

/s/ Craig K. Tagawa	Chief Operating Officer and	March 30, 2012
Craig K. Tagawa	Chief Financial Officer
(Principal Accounting Officer)

AMERICAN SHARED HOSPITAL SERVICES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

and

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 and 2009

Contents

PAGE

Report of Independent Registered Public Accounting Firm	1

Consolidated Financial Statements
Balance sheets	2
Statements of operations	3
Statement of shareholders’ equity	4
Statements of cash flows	5
Notes to financial statements	6 – 18

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

American Shared Hospital Services

We have audited the accompanying consolidated balance sheets of American Shared Hospital Services and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Shared Hospital Services and subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/S/ MOSS ADAMS LLP

Stockton, California

March 30, 2012

American Shared Hospital Services
Consolidated Balance Sheets

	DECEMBER 31,
	2011	2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,580,000	$1,438,000
Restricted cash	50,000	50,000
Certificate of deposit	9,000,000	9,000,000
Trade accounts receivable, net of allowance for doubtful accounts of $100,000 in 2011 and 2010	4,604,000	3,730,000
Other receivables	158,000	71,000
Prepaid expenses and other current assets	733,000	473,000
Current deferred tax assets	490,000	313,000

Total current assets	17,615,000	15,075,000

PROPERTY AND EQUIPMENT, net	53,267,000	47,360,000

INVESTMENT IN PREFERRED STOCK	2,656,000	2,617,000
OTHER ASSETS	997,000	288,000

TOTAL ASSETS	$74,535,000	$65,340,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$278,000	$337,000
Employee compensation and benefits	255,000	211,000
Other accrued liabilities	1,795,000	823,000
Current portion of long-term debt	3,940,000	3,474,000
Current portion of capital leases	3,676,000	2,599,000

Total current liabilities	9,944,000	7,444,000

LONG-TERM DEBT, less current portion	11,428,000	8,803,000
LONG-TERM CAPITAL LEASES, less current portion	16,707,000	14,367,000
ADVANCES ON LINE OF CREDIT	7,850,000	8,500,000
DEFERRED INCOME TAXES	3,435,000	3,182,000
COMMITMENTS AND CONTINGENCIES (see Note 12)

SHAREHOLDERS’ EQUITY
Common stock, no par value
Authorized – 10,000,000 shares; Issued and outstanding shares – 4,611,000 in 2011 and 4,597,000 in 2010	8,606,000	8,606,000
Additional paid-in capital	4,828,000	4,703,000
Retained earnings	6,768,000	6,262,000

Total equity- American Shared Hospital Services	20,202,000	19,571,000
Non-controlling interests in subsidiaries	4,969,000	3,473,000

Total shareholders’ equity	25,171,000	23,044,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$74,535,000	$65,340,000

See accompanying notes

American Shared Hospital Services
Consolidated Statements of Operations

	YEARS ENDED DECEMBER 31,
	2011	2010	2009
Revenue:
Medical services	$17,237,000	$16,675,000	$16,768,000
Equipment sales	4,984,000	-	-
	22,221,000	16,675,000	16,768,000

Costs of revenue:
Maintenance and supplies	1,484,000	1,566,000	1,429,000
Depreciation and amortization	6,127,000	5,888,000	6,378,000
Cost of equipment sales	4,146,000	-	-
Other direct operating costs	2,467,000	2,012,000	1,974,000
	14,224,000	9,466,000	9,781,000

Gross margin	7,997,000	7,209,000	6,987,000

Selling and administrative expense	4,041,000	4,240,000	3,928,000
Transaction costs	-	-	342,000
Interest expense	2,367,000	2,104,000	2,064,000

Operating income	1,589,000	865,000	653,000

Interest and other income	108,000	107,000	60,000

Income before income taxes	1,697,000	972,000	713,000
Income tax expense	208,000	166,000	247,000

Net income	1,489,000	806,000	466,000
Less: net income attributable to non-controlling interests	(983,000)	(749,000)	(654,000)

Net income (loss) attributable to American Shared Hospital Services	$506,000	$57,000	$(188,000)

Net income (loss) per share attributable to American Shared Hospital Services:
Earnings (loss) per common share- basic	$0.11	$0.01	$(0.04)

Earnings (loss) per common share- diluted	$0.11	$0.01	$(0.04)

See accompanying notes

American Shared Hospital Services
Consolidated Statement of Shareholders’ Equity

	THREE YEARS ENDED DECEMBER 31, 2011
			Additional			Non-controlling
	Common	Common	Paid-in	Retained	Sub-Total	Interests in
	Shares	Stock	Capital	Earnings	ASHS	Subsidiaries	Total
Balances at January 1, 2009	4,712,000	$8,877,000	$4,458,000	$6,393,000	$19,728,000	$3,210,000	$22,938,000
Repurchase of common stock	(119,000)	(271,000)	-	-	(271,000)	-	(271,000)
Stock based compensation expense	2,000	-	135,000	-	135,000	-	135,000
Cash distributions to non-controlling interest	-	-	-	-	-	(513,000)	(513,000)
Net income (loss)	-	-	-	(188,000)	(188,000)	654,000	466,000
Balances at December 31, 2009	4,595,000	8,606,000	4,593,000	6,205,000	19,404,000	3,351,000	22,755,000
Stock based compensation expense	2,000	-	110,000	-	110,000	-	110,000
Cash distributions to non-controlling interest	-	-	-	-	-	(627,000)	(627,000)
Net income	-	-	-	57,000	57,000	749,000	806,000
Balances at December 31, 2010	4,597,000	8,606,000	4,703,000	6,262,000	19,571,000	3,473,000	23,044,000
Stock based compensation expense	14,000	-	125,000	-	125,000	-	125,000
Non-controlling interest investment in subsidiaries	-	-	-	-	-	1,509,000	1,509,000
Cash distributions to non-controlling interests	-	-	-	-	-	(996,000)	(996,000)
Net income	-	-	-	506,000	506,000	983,000	1,489,000
Balances at December 31, 2011	4,611,000	$8,606,000	$4,828,000	$6,768,000	$20,202,000	$4,969,000	$25,171,000

See accompanying notes

American Shared Hospital Services
Consolidated Statements of Cash Flows

	YEARS ENDED DECEMBER 31,
	2011	2010	2009
OPERATING ACTIVITIES
Net income	$1,489,000	$806,000	$466,000
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	6,272,000	6,001,000	6,492,000
Loss (gain) on disposal of assets	(72,000)	-	1,000
Deferred income tax	76,000	168,000	409,000
Stock-based compensation expense	125,000	110,000	135,000
Changes in operating assets and liabilities:
Receivables	(961,000)	76,000	573,000
Prepaid expenses and other assets	(1,063,000)	(76,000)	(110,000)
Accounts payable and accrued liabilities	957,000	99,000	(262,000)

Net cash from operating activities	6,823,000	7,184,000	7,704,000

INVESTING ACTIVITIES
Payment for purchase of property and equipment	(5,613,000)	(315,000)	(1,145,000)
Investment in certificate of deposit	-	-	(9,000,000)
Investment in subsidiaries by non-controlling interests	1,509,000	-	-
Investment in convertible preferred stock	(39,000)	-	-

Net cash from investing activities	(4,143,000)	(315,000)	(10,145,000)

FINANCING ACTIVITIES
Principal payments on long-term debt	(3,889,000)	(5,381,000)	(6,808,000)
Principal payments on capital leases	(2,983,000)	(2,784,000)	(1,631,000)
Long term debt financing on property and equipment	6,980,000	928,000	811,000
Proceeds from capital lease financing on property and equipment	-	1,000,000	-
Advances on line of credit	350,000	600,000	2,100,000
Payments on line of credit	(1,000,000)	-	(700,000)
Distributions to non-controlling interests	(996,000)	(627,000)	(513,000)
Stock repurchase	-	-	(271,000)

Net cash from financing activities	(1,538,000)	(6,264,000)	(7,012,000)

Net change in cash and cash equivalents	1,142,000	605,000	(9,453,000)

CASH AND CASH EQUIVALENTS, beginning of year	1,438,000	833,000	10,286,000

CASH AND CASH EQUIVALENTS, end of year	$2,580,000	$1,438,000	$833,000

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$2,503,000	$2,446,000	$2,352,000
Cash paid for income taxes	$90,000	$88,000	$31,000

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of equipment with capital lease financing	$6,400,000	$9,706,000	$4,716,000

See accompanying notes

American Shared Hospital Services
Notes to Consolidated Financial Statements

Note 1 – Business and Basis of Presentation

Business – These financial statements include the accounts of American Shared Hospital Services (the “Company”) and its wholly-owned subsidiaries: OR21, Inc. (“OR21”); MedLeader.com, Inc. (“MedLeader”); and American Shared Radiosurgery Services (“ASRS”); ASRS’ majority-owned subsidiary, GK Financing, LLC (“GK Financing”); GKF’s wholly-owned subsidiaries, GK Financing U.K., Limited (“GKUK”) and Instituto de Gamma Knife del Pacifico S.A.C. (“GKPeru”); ASHS’ majority owned subsidiary, Long Beach Equipment, LLC (“LBE”), GKF’s majority owned subsidiaries, Albuquerque GK Equipment, LLC (“AGKE”), Jacksonville GK Equipment, LLC (“JGKE”) and EWRS, LLC (“EWRS”), and EWRS’ wholly owned subsidiary, EWRS Tibbi Cihazlar Ticaret Ltd Sti (“EWRS Turkey”).

The Company (through ASRS) and Elekta AB, the manufacturer of the Gamma Knife (through its wholly owned United States subsidiary, GKV Investments, Inc.), entered into an operating agreement and formed GK Financing, LLC (“GKF”). During 2011 GK Financing provided Gamma Knife units to twenty medical centers in the states of Arkansas, California, Connecticut, Florida, Illinois, Massachusetts, Mississippi, Nevada, New Jersey, New Mexico, New York, Tennessee, Oklahoma, Ohio, Pennsylvania, Texas and Wisconsin, and one in Adana, Turkey.

The Company also provides radiation therapy and related equipment directly to a medical center in Massachusetts and through GKF to a medical center in Adana, Turkey.

The Company has formed the subsidiaries GKUK, GKPeru, EWRS and EWRS Turkey for the purposes of expanding its business internationally into the United Kingdom, Peru and Turkey, LBE to provide proton beam therapy services in Long Beach, California, and AGKE and JGKE to provide Gamma Knife services in Albuquerque, New Mexico and Jacksonville, Florida. AGKE and EWRS Turkey began operation in second quarter 2011 and JGKE began operation in fourth quarter 2011. GKPeru, GKUK and LBE are under development.

OR21 will provide the product “The Operating Room for the 21st Century®”, which is currently under development.

MedLeader was formed to provide continuing medical education online and through videos for doctors, nurses and other healthcare workers. This subsidiary is not operational at this time.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2 – Accounting Policies

Use of estimates in the preparation of financial statements – In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates reflected in the Company’s consolidated financial statements include the allowance for doubtful accounts, estimated useful lives of fixed assets and salvage values, and the fair value of financial instruments.  Actual results could differ from those estimates.

Cash and cash equivalents – The Company considers all liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Restricted cash is not considered a cash equivalent for purposes of the consolidated statements of cash flows.

Certificate of deposit – As of December 31, 2011, the Company had a $9,000,000 principal investment in a certificate of deposit with a bank with an interest rate of 0.45% and a maturity date in August 2012. As of December 31, 2010, the Company had a $9,000,000 principal investment in a certificate of deposit with a bank with an interest rate of 0.7% and a maturity date in August 2011.

American Shared Hospital Services
Notes to Consolidated Financial Statements

Note 2 – Accounting Policies (Continued)

Restricted cash – Restricted cash represents the minimum cash that must be maintained in GKF to fund operations.

Business and credit risk – The Company maintains its cash balances, which exceed federally insured limits, in financial institutions. At times, the Company’s funds are invested in short to long term fixed income securities that are not insured. Currently much of the Company’s cash is invested in a certificate of deposit. The Company has not experienced any losses and believes it is not exposed to any significant credit risk on cash, cash equivalents and securities. The Company monitors the financial condition of the financial institutions it uses on a regular basis.

All of the Company’s revenue was provided by twenty-one customers in 2011 and nineteen customers in 2010, and these customers constitute accounts receivable at December 31, 2011 and 2010. The Company performs credit evaluations of its customers and generally does not require collateral. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in any particular geographic area.

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

Non-controlling interests - The Company reports its non-controlling interests as a separate component of shareholders’ equity. The Company also presents the consolidated net income and the portion of the consolidated net income allocable to the non-controlling interests and to the shareholders of the Company separately in its consolidated statements of income.

Property and equipment – Property and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, which for medical and office equipment is generally 3 – 15 years, and after accounting for salvage value on the equipment where indicated. Salvage value is based on the estimated fair value of the equipment at the end of its useful life. The Company capitalized interest of $136,000 and $342,000 in 2011 and 2010, respectively, as costs of medical equipment.

The Company leases Gamma Knife and radiation therapy equipment to its customers under arrangements typically accounted for as operating leases. At December 31, 2011, the Company held equipment under operating lease contracts with customers with an original cost of $77,147,000 and accumulated depreciation of $33,105,000. At December 31, 2010, the Company held equipment under operating lease contracts with customers with an original cost of $69,760,000 and accumulated depreciation of $33,611,000.

Investment in convertible preferred stock – As of December 31, 2011 the Company has convertible preferred stock representing an approximate 1.0% interest in Mevion Medical Systems, Inc. (“Mevion”), formerly Still River Systems, Inc., and accounts for this investment under the cost method. The cost of the Company’s investment in Mevion was $2,656,000 as of December 31, 2011 and $2,617,000 as of December 31, 2010. The Company reviews its investment in Mevion for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value of the investment may not be recoverable. See Note 4 – Convertible Preferred Stock Investment for further discussion.

Fair value of financial instruments – The carrying amounts of financial instruments, including cash and cash equivalents, securities, restricted cash, accounts receivable, accounts payable, and other accrued liabilities approximated their fair value as of December 31, 2011 and 2010 because of the relatively short maturity of these instruments. The fair value of the Company’s various debt obligations, discounted at currently available interest rates was approximately $35,743,000 and $29,178,000 at December 31, 2011 and 2010, respectively. The Company did not have any assets or liabilities that were carried at fair value on a recurring or nonrecurring basis at December 31, 2011 or 2010.

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

Revenue from fee per use contracts is recorded on a gross basis as determined by each hospital’s contracted rate. Under revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital. The gross amount the Company expects to receive is recorded as revenue and estimated based on historical experience. Under turn-key arrangements, the Company receives payment from the hospital in the amount of its reimbursement from third party payors, and is responsible for paying all the operating costs of the Gamma Knife. The gross amount the Company expects to receive is recorded as revenue and estimated based on historical experience and hospital contracts with third party payors. Revenue estimates are reviewed periodically and adjusted as necessary. Revenue recognition is consistent with guidelines provided under the applicable accounting standards for revenue recognition.

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

Earnings per share – Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the year. Diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of options or warrants. The following table illustrates the computations of basic and diluted earnings per share for the years ended December 31, 2011, 2010 and 2009.

American Shared Hospital Services
Notes to Consolidated Financial Statements

Note 2 – Accounting Policies (Continued)

	2011	2010	2009

Numerator for basic and diluted earnings per share	$506,000	$57,000	$(188,000)

Denominator:
Denominator for basic earnings per share – weighted-average shares	4,607,000	4,596,000	4,656,000
Effect of dilutive securities Employee stock options/restricted stock units	15,000	16,000	6,000

Denominator for diluted earnings per share – adjusted weighted- average shares	4,622,000	4,612,000	4,662,000

Earnings (loss) per share – basic	$0.11	$0.01	$(0.04)

Earnings (loss) per share – diluted	$0.11	$0.01	$(0.04)

In 2011, options outstanding to purchase 570,000 shares of common stock at an exercise price range of $2.76 - $6.50 per share were not included in the calculation of diluted earnings per share because they would be anti-dilutive.

In 2010, options outstanding to purchase 355,000 shares of common stock at an exercise price range of $2.96 - $6.50 per share were not included in the calculation of diluted earnings per share because they would be anti-dilutive.

In 2009, options outstanding to purchase 599,000 shares of common stock were not included in the calculation of diluted earnings per share since they would be anti-dilutive due to the net loss of the Company.

Business segment information - The Company, which engages in the business of leasing radiosurgery and radiation therapy equipment to health care providers, has one reportable segment, Medical Services Revenue.

Recent accounting pronouncements – New authoritative accounting guidance under ASC Topic 810 “Consolidation”, effective January 1, 2010, amended prior guidance to change how a company determines when an entity is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. This new authoritative accounting guidance did not have a significant impact on the Company’s financial statements.

American Shared Hospital Services
Notes to Consolidated Financial Statements

Note 3 – Property and Equipment

Property and equipment consists of the following:

	DECEMBER 31,
	2011	2010

Medical equipment and facilities	$80,647,000	$74,356,000
Office equipment	692,000	685,000
Deposits and construction in progress	4,764,000	6,479,000
Deposits towards purchase of proton beam systems	2,500,000	2,500,000

	88,603,000	84,020,000
Accumulated depreciation	(35,336,000)	(36,660,000)

Net property and equipment	$53,267,000	$47,360,000

The Company has equipment that is secured under capitalized leases, which is included in Medical equipment and facilities, with a total cost of $41,306,000 and associated accumulated depreciation of $15,122,000 as of December 31, 2011, and total cost of $28,727,000 and associated accumulated depreciation of $10,706,000 as of December 31, 2010.

As of December 31, 2011, the Company has $2,500,000 in deposits toward the purchase of three MEVION S250 proton beam radiation therapy (“PBRT”) systems from Mevion Medical Systems, Inc., a development-stage company. For the first two machines, the Company has a commitment to total deposits of $3,000,000 per machine until FDA approval is received, at which time the remaining balance is committed. The delivery dates for the first two machines are now anticipated to be in 2013 and 2014. For the third machine, the Company has a commitment to total deposits of $500,000 until FDA approval is received, at which time the remaining balance is committed. The Company has entered into a partnership agreement with a radiation oncology physician group, which has contributed $100,000 towards the deposits on the third machine. The Mevion PBRT system is not commercially proven and there is no assurance FDA approval will be received. The Company reviews the carrying value of these deposits for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value may not be recoverable. See Note 12-Commitments and Contingencies for additional discussion on purchase commitments.

Note 4 – Convertible Preferred Stock Investment

On April 10, 2006 the Company invested $2,000,000 for a convertible preferred stock interest in Mevion Medical Systems, formerly Still River Systems, Inc., a development-stage company based in Littleton, Massachusetts, which in collaboration with scientists from MIT’s Plasma Science and Fusion Center, is developing a medical device for the treatment of cancer patients using proton beam radiation therapy. The Company also has deposits towards the purchase of three Mevion PBRT systems as described more fully in Note 3. The PBRT systems are not currently FDA approved.

The Company’s initial investment in Mevion consisted of approximately 2,353,000 shares of Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock is considered pari passu with previously issued Series A Convertible Preferred Stock.

On September 5, 2007 the Company invested approximately $617,000 for an additional equity interest in Mevion. This investment represents approximately 588,000 shares of Series C Convertible Preferred Stock, which is considered pari passu with the previously issued Series A and Series B Convertible Preferred Stock (all issues together “Preferred Stock”).

American Shared Hospital Services
Notes to Consolidated Financial Statements

Note 4 – Convertible Preferred Stock Investment (continued)

Since October 2008 Mevion has continued to offer a sequence of Series D rounds of funding to raise cash for its next phase of development and continued manufacture of the prototype model of the proton beam unit. Due to the troubled economy and scarcity of funds available during this time, these rounds were offered at a price less than the Company’s investment. Mevion has received approximately $65 million from these Series D rounds.

In mid-2011, Mevion performed a reverse stock split of all shares in which 100 shares were converted to one share. The reason for the reverse stock split was to move the number of outstanding shares and price per share more in line with industry norms. The reverse stock split did not change any investor’s relative ownership in Mevion.

In January 2012, Mevion announced that it had closed a $45 million Series E round of financing which will be used to accelerate the manufacturing and worldwide deployment of the Mevion S250. This round of financing was offered at a price per share higher than the effective price of the most recent Series D financing, and initially funded at 55%, with the remaining 45% due upon Mevion’s receipt of final FDA 510(k) clearance. The Company committed to invest an additional $70,000 in this round.

The Preferred Stock is convertible at any time at the option of the holder into shares of common stock of Mevion at a conversion price, subject to certain adjustments, but initially set at the original purchase price. The Preferred Stock has voting rights equivalent to the number of common stock shares into which it is convertible, and holders of the Preferred Stock, subject to certain exceptions, have a pro-rata right to participate in subsequent stock offerings. In the event of liquidation, dissolution, or winding up of Mevion, the Preferred Stock holders have preference to the holders of common stock, and any other class or series of stock that is junior to the Preferred Stock. Upon conversion of the Preferred Stock, the Company’s investment represents an approximate 1.0% interest in the common stock of Mevion as of December 31, 2011. The Company does not have a Board of Directors seat with Mevion.

The Company accounts for its investment in Mevion under the cost method and evaluates the investment for impairment on a quarterly basis or as events or circumstances might indicate that the carrying value of the investment may not be recoverable. The Company reviewed its investment in Mevion at December 31, 2011 in light of both current market conditions and the ongoing needs of Mevion to raise cash to continue its development of the first compact, single room PBRT system.

The lower price per share of the Series D and Series E offerings could be viewed as a reasonable estimate of the fair value of our cost-method investment, indicating that our investment is impaired. The Company estimates that there is currently an unrealized loss (impairment) of approximately $1.3 million based on the issuance of the Series E funding compared to the Company’s cost of its investment.

.In assessing whether the impairment is other than temporary, we evaluated the length of time and extent to which market value has been below cost, the financial condition and near term prospects of Mevion and our ability and intent to retain our investment for a period sufficient to allow for an anticipated recovery in the market value. Although the investment is not without certain risk, and the manufacture of the first unit has taken longer than originally anticipated, the Company believes that the current market value is a temporary situation brought on solely due to the continuing downturn of the economy, and is not a reflection on the progress or viability of Mevion or its PBRT design, and believes that our investment in Mevion is only temporarily impaired.

American Shared Hospital Services
Notes to Consolidated Financial Statements

Note 5 – Long-Term Debt

Long-term debt consists primarily of nine notes with financing companies, related to Gamma Knife and radiation therapy equipment, construction and installation, totaling $15,368,000, as of December 31, 2011. These notes accrue interest at fixed annual rates between 3.95% and 8.30%, are payable in 24 to 84 monthly installments, mature between April 2012 and December 2017, and are collateralized by the respective Gamma Knife units and radiation therapy equipment. As of December 31, 2010 long-term debt consisted of seven notes totaling $12,277,000. As of December 31, 2011 and December 31, 2010 the Company was in compliance with all debt covenants required under notes with its lenders. The following are contractual maturities of long-term debt by year at December 31, 2011:

Year ending December 31,
2012	3,940,000
2013	4,072,000
2014	4,015,000
2015	1,728,000
2016	1,202,000
Thereafter	411,000

$15,368,000

Note 6 – Obligations Under Capital Leases

The Company has eleven capital lease obligations with four financing companies, collateralized by Gamma Knife equipment having an aggregate net book value of $26,184,000 at December 31, 2011. These obligations have stated interest rates ranging between 6.04% and 9.50%, are payable in 60 to 84 monthly installments, and mature between July 2012 and December 2018. As of December 31, 2010, the Company had nine capital lease obligations with five finance companies with an aggregate net book value of $18,021,000. Future minimum lease payments, together with the present value of the net minimum lease payments under capital leases at December 31, 2011, are summarized as follows:

Net Present Value
of Minimum
Lease Payments
Year ending December 31,
2012	$5,132,000
2013	4,828,000
2014	4,372,000
2015	4,028,000
2016	3,361,000
Thereafter	3,293,000
Total capital lease payments	25,014,000
Less imputed interest	4,631,000

20,383,000
Less current portion	3,676,000
$16,707,000

American Shared Hospital Services
Notes to Consolidated Financial Statements

Note 7 – Line of Credit

The Company has a $9,000,000 renewable line of credit with a bank that is secured by a certificate of deposit. The line of credit has been in place since June 2004 and has a maturity date of August 1, 2013. Borrowing under the line of credit is subject to interest expense at a rate equal to the bank’s prime rate minus 0.5 percentage point, or alternatively at the Company’s discretion, the LIBOR rate plus 1.0 percentage point. The Company is in compliance with all debt covenants required. As of December 31, 2011 and 2010, there was $7,850,000 and $8,500,000 borrowed against the line of credit, respectively.

Note 8 – Income Taxes

The Company has adopted accounting standards which prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Additionally, these accounting standards specify that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. The Company has made no reclassifications between current taxes payable and long term taxes payable under this guidance. Also, the Company had no amounts of unrecognized tax benefits that, if recognized, would affect its effective income tax rate for the years ended December 31, 2011, 2010 and 2009.

The Company’s policy for deducting interest and penalties is to treat interest as interest expense and penalties as taxes. As of December 31, 2011, the Company had no amount accrued for the payment of interest and penalties related to unrecognized tax benefits.

The tax return years 2006 through 2011 remain open to examination by the major domestic taxing jurisdictions to which the Company is subject. Net operating losses generated on a tax return basis by the Company for calendar years 1999 through 2004, and 2009 remain open to examination by the major domestic taxing jurisdictions.

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2011 and 2010 are as follows:

	DECEMBER 31,
	2011	2010
Deferred tax liabilities:
Fixed assets	$(6,839,000)	$(7,069,000)

Total deferred tax liabilities	(6,839,000)	(7,069,000)

Deferred tax assets:
Net operating loss carryforwards	3,330,000	3,784,000
Accruals and allowances	415,000	236,000
Tax credits	298,000	298,000
Other – net	75,000	77,000

Total deferred tax assets	4,118,000	4,395,000

Valuation allowance	(224,000)	(195,000)

Deferred tax assets net of valuation allowance	3,894,000	4,200,000

Net deferred tax liabilities	$(2,945,000)	$(2,869,000)

American Shared Hospital Services
Notes to Consolidated Financial Statements

Note 8 – Income Taxes (continued)

These amounts are presented in the financial statements as follows:

	DECEMBER 31,
	2011	2010

Current deferred tax assets	$490,000	$313,000
Deferred income taxes (non-current)	(3,435,000)	(3,182,000)

	$(2,945,000)	$(2,869,000)

The components of the provision for income taxes consist of the following:

	YEARS ENDED DECEMBER 31,
	2011	2010	2009
Current:
Federal	$-	$(25,000)	$(170,000)
State	$128,000	$23,000	$8,000
Foreign	4,000	-	-
Total current	132,000	(2,000)	(162,000)

Deferred:
Federal	305,000	142,000	348,000
State	(229,000)	26,000	61,000
Foreign	-	-	-
Total deferred	76,000	168,000	409,000

	$208,000	$166,000	$247,000

The provision for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (34% in 2011, 2010 and 2009) to income before taxes as follows:

	YEARS ENDED DECEMBER 31,
	2011	2010	2009

Computed expected federal income tax	$243,000	$76,000	$20,000
State income taxes, net of federal benefit	(144,000)	80,000	90,000
Non-deductible expenses	41,000	39,000	48,000
Other	68,000	(29,000)	89,000

	$208,000	$166,000	$247,000

At December 31, 2011, the Company had net operating loss carryforwards for federal income tax return purposes of approximately $8,989,000 which expire between 2019 and 2030. The Company has net operating loss carryforwards for state income tax purposes of approximately $4,011,000 that begin to expire in 2014. A substantial part of this carryforward is subject to separate return limitations.

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

It is the intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. The company does not provide for U.S. income taxes on the earnings of foreign subsidiaries as such earnings are to be reinvested indefinitely. As of December 31, 2011, there is a minimal cumulative amount of earnings upon which U.S. income taxes have not been provided.

Note 9 – Shareholders’ Equity

Incentive Compensation Plan

In June 2010 shareholders approved an amendment and restatement of the Company’s stock incentive plan, renaming it the Incentive Compensation Plan (the “Plan”), and among other things, increasing the number of shares of the Company’s common stock reserved for issuance under the Plan to 1,630,000. The Plan provides that the shares reserved under the Plan are available for issuance to officers of the Company, other key employees, non-employee directors, and advisors. The Plan is a successor to the Company’s previous plans, and any shares awarded and outstanding under those plans were transferred to the Plan. No further grants or share issuances will be made under the previous plans.

The Plan provides for nonqualified stock options, qualified (or incentive stock options) and stock grants. The Plan has a provision to reduce the number of shares reserved for award and issuance under the Plan by a ratio of 1.59 shares of common stock for each share of common stock that is issued pursuant to a Full Value Award (stock grant). The Plan also provides for an Incentive Bonus Program with incentive bonus opportunities through performance unit awards and special cash incentive programs tied to the attainment of pre-established performance milestones.

Provisions of the Plan include an automatic annual grant to each non-employee director of options to purchase up to 2,000 shares on the date of the Company’s Annual Shareholder Meeting, at an exercise price equal to the market price of the Company’s common shares on that date, and an automatic annual grant of 500 restricted stock units of the Company’s common shares. Options and restricted stock units awarded under the automatic annual grant program for non-employee directors vest after one year. Other options may vest fully and immediately, or over periods of time as determined by the Plan Administrator, but no longer than seven years from the grant date. Discretionary options currently awarded under the Plan vest over a period of 5 years.

Under the Plan, a total of 50,000 restricted stock units have been granted, consisting of annual automatic grants to non-employee directors and the corporate secretary, compensation to employees and deferred compensation to non-employee directors.

American Shared Hospital Services
Notes to Consolidated Financial Statements

Note 9 – Shareholders’ Equity (Continued)

Changes in options outstanding under the Stock Option Plans during 2011 are as follows :

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
Options	of Options	Price	Term (Years)	Value

Balance at December 31, 2010	610,000	$3.67
Granted	21,000	$3.15
Exercised	-	$-
Forfeited	(53,000)	$4.35

Balance at December 31, 2011	578,000	$3.59	3.13	$-

Exercisable at December 31, 2011	451,000	$3.70	3.00	$-

The weighted average grant-date fair value of the options granted during the years 2011, 2010 and 2009 was $1.51, $2.47, and $1.16 respectively. There was no total intrinsic value of options exercised during any of the years ended December 31, 2011 and 2010 and 2009.

There was no cash received from options exercised under any share-based payment arrangements for the years ended December 31, 2011, 2010 and 2009, and as a result, there was no actual tax benefit realized for tax deductions from option exercises in any of those years.

A summary of the status of the Company’s non-vested shares as of December 31, 2011, and changes during the year ended December 31, 2011 is presented below:

		Weighted
		Average
	Number	Grant-Date
Nonvested Shares	of Options	Fair Value

Nonvested at December 31, 2010	225,000	$1.06
Granted	21,000	$1.51
Vested	(108,000)	$1.46
Forfeited	(11,000)	$2.06

Nonvested at December 31, 2011	127,000	$0.97

American Shared Hospital Services
Notes to Consolidated Financial Statements

Note 9 – Shareholders’ Equity (Continued)

At December 31, 2011, there was approximately $84,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. This cost is expected to be recognized over a period of approximately five years.

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

The fair value of the Company’s option grants issued during 2011, 2010 and 2009 were estimated using assumptions for expected life, volatility, dividend yield, forfeiture rate, and risk-free interest rate which are specific to each award as summarized in the following table. The estimated fair value of the Company’s options is amortized over the period during which the optionee is required to provide service in exchange for the award, usually the vesting period.

The fair value of the Company’s option grants under the Plan in 2011, 2010 and 2009 was estimated assuming the following weighted-average assumptions:

	2011	2010	2009

Expected life (years)	7.0	7.0	7.0
Expected forfeiture rate	2.0 - 3.7%	0.0 - 4.6%	0.0 - 2.0%
Expected volatility	40 - 45%	48 - 59%	111 - 121%
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	3.0 - 3.3%	3.0 - 4.1%	3.3 - 3.5%

Repurchase of Common Stock, Common Stock Warrants and Stock Options

In 1999 and 2001, the Board of Directors approved resolutions authorizing the Company to repurchase up to a total of 1,000,000 shares of its own stock on the open market, which the Board reaffirmed in 2008. There were no shares of the Company’s stock repurchased during 2011 or 2010. During 2009 the Company repurchased approximately 119,000 shares of its stock, of which 70,000 shares were purchased from two of the Company’s officers. There are approximately 81,000 shares remaining under this repurchase authorization.

Note 10 – Retirement Plan

The Company has a defined-contribution retirement plan (the “Retirement Plan”) that allows for a matching safe harbor contribution. For 2011, the Board of Directors elected to match participant deferred salary contributions up to a maximum of 4% of the participant’s annual compensation. Discretionary profit sharing contributions are allowed under the Retirement Plan in years that the Board does not elect a safe harbor match. The Company has accrued approximately $48,000 for the estimated safe harbor matching contribution for the year ended December 31, 2011. The Company contributed $43,000 and $48,000 to the Retirement Plan for the safe harbor match for the years ended December 31, 2010 and December 31, 2009, respectively.

American Shared Hospital Services
Notes to Consolidated Financial Statements

Note 11 – Operating Leases

The Company leases office space and equipment under operating leases expiring at various dates through 2016.

Future minimum payments under non-cancelable operating leases having initial terms of more than one year consisted of the following:

Year ending December 31,

2012	$298,000
2013	296,000
2014	298,000
2015	301,000
2016	126,000

$1,319,000

Payments for repair and maintenance agreements incorporated in operating lease agreements are included in the future minimum operating lease payments shown above.

Rent expense was $423,000, $463,000, and $437,000 for the years ended December 31, 2011, 2010 and 2009, respectively, and includes the above operating leases as well as month-to-month rental and certain executory costs.

Note 12 – Commitments and Contingencies

As of December 31, 2011, the Company has commitments to purchase three PBRT systems, four Gamma Knife Perfexion systems, one Gamma Knife model 4C system, and one radiation therapy system. These commitments total approximately $58,367,000, and the Company has made deposits and progress payments totaling approximately $6,149,000 towards the purchase of this equipment. One Perfexion system is scheduled to be installed in the second quarter 2012 at a new customer site in Turkey, and another is scheduled to be installed in the third quarter at a new customer site in Florida. The Gamma Knife model 4C system is scheduled to be installed in the second quarter 2012 at the Company’s new customer site in Peru. The two other Perfexion units are for sites yet to be determined. The three PBRT systems currently have anticipated delivery dates in 2013 and later, pending FDA approval and certain construction milestones. The deposits and progress payments are classified as deposits and construction in progress under Property and Equipment.

Note 13 – Major Customers

The Company’s revenue was provided by twenty-one customers in 2011 and nineteen customers in both 2010 and 2009. In 2011, one customer accounted for approximately 25% of total revenue. In 2010, one customer accounted for approximately 13% of total revenue. In 2009, two customers accounted for approximately 14% and 10% each of the Company’s total revenue.

