Form 10-Q
period 2012-06-30
AMERICAN SHARED HOSPITAL SERVICES
filed 2012-08-14
CIK 744825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012 or

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

As of August 1, 2012, there are outstanding 4,605,870 shares of the Registrant’s common stock.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
ASSETS	June 30, 2012	December 31, 2011

Current assets:
Cash and cash equivalents	$997,000	$2,580,000
Restricted cash	50,000	50,000
Certificate of deposit	9,000,000	9,000,000
Accounts receivable, net of allowance for doubtful accounts of $100,000 in 2012 and $100,000 in 2011	4,385,000	4,604,000
Other receivables	156,000	158,000
Prepaid expenses and other current assets	1,314,000	733,000
Current deferred tax assets	490,000	490,000

Total current assets	16,392,000	17,615,000

Property and equipment:
Medical equipment and facilities	85,059,000	80,647,000
Office equipment	691,000	692,000
Deposits and construction in progress	6,822,000	7,264,000
	92,572,000	88,603,000
Accumulated depreciation and amortization	(38,303,000)	(35,336,000)
Net property and equipment	54,269,000	53,267,000

Investment in preferred stock	2,687,000	2,656,000
Other assets	1,017,000	997,000

Total assets	$74,365,000	$74,535,000

LIABILITIES AND	(unaudited)
SHAREHOLDERS' EQUITY	June 30, 2012	December 31, 2011

Current liabilities:
Accounts payable	$211,000	$278,000
Employee compensation and benefits	227,000	255,000
Customer deposits/deferred revenue	472,000	497,000

Other accrued liabilities	1,067,000	1,298,000
Current portion of long-term debt	4,485,000	3,940,000
Current portion of obligations under capital leases	3,668,000	3,676,000

Total current liabilities	10,130,000	9,944,000

Long-term debt, less current portion	12,858,000	11,428,000
Long-term capital leases, less current portion	15,146,000	16,707,000
Advances on line of credit	7,600,000	7,850,000

Deferred income taxes	3,435,000	3,435,000

Shareholders' equity:
Common stock (4,606,000 shares at June 30, 2012 and 4,611,000 shares at December 31, 2011)	8,577,000	8,606,000
Additional paid-in capital	4,887,000	4,828,000
Retained earnings	6,792,000	6,768,000
Total equity-American Shared Hospital Services	20,256,000	20,202,000
Non-controlling interest in subsidiary	4,940,000	4,969,000
Total shareholders' equity	25,196,000	25,171,000

Total liabilities and shareholders' equity	$74,365,000	$74,535,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Medical services revenue	$4,284,000	$4,206,000	$8,687,000	$8,573,000

Costs of revenue:

Maintenance and supplies	329,000	337,000	719,000	681,000

Depreciation and amortization	1,404,000	1,403,000	2,949,000	2,830,000

Other direct operating costs	678,000	630,000	1,309,000	1,302,000

	2,411,000	2,370,000	4,977,000	4,813,000

Gross Margin	1,873,000	1,836,000	3,710,000	3,760,000

Selling and administrative expense	1,109,000	1,041,000	2,133,000	2,163,000

Interest expense	539,000	570,000	1,113,000	1,146,000

Operating income	225,000	225,000	464,000	451,000

Interest and other income	14,000	68,000	15,000	84,000

Income before income taxes	239,000	293,000	479,000	535,000

Income tax expense	13,000	22,000	24,000	45,000

Net income	226,000	271,000	455,000	490,000

Less: Net income attributable to non-controlling interests	(211,000)	(250,000)	(431,000)	(448,000)

Net income attributable to American Shared Hospital Services	$15,000	$21,000	$24,000	$42,000

Net income per share:

Earnings per common share - basic	$-	$-	$0.01	$0.01

Earnings per common share - assuming dilution	$-	$-	$0.01	$0.01

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	PERIODS ENDED DECEMBER 31, 2010 AND 2011 AND JUNE 30, 2012
			Additional			Non-controlling
	Common	Common	Paid-in	Retained	Sub-Total	Interests in
	Shares	Stock	Capital	Earnings	ASHS	Subsidiaries	Total

Balances at January 1, 2010	4,595,000	$8,606,000	$4,593,000	$6,205,000	$19,404,000	$3,351,000	$22,755,000

Stock based compensation expense	2,000	-	110,000	-	110,000	-	110,000

Cash distributions to non-controlling interests	-	-	-	-	-	(627,000)	(627,000)

Net income	-	-	-	57,000	57,000	749,000	806,000

Balances at December 31, 2010	4,597,000	8,606,000	4,703,000	6,262,000	19,571,000	3,473,000	23,044,000

Stock based compensation expense	14,000	-	125,000	-	125,000	-	125,000

Investment in subsidiaries by non-controlling interests	-	-	-	-	-	1,509,000	1,509,000

Cash distributions to non-controlling interests	-	-	-	-	-	(996,000)	(996,000)

Net income	-	-	-	506,000	506,000	983,000	1,489,000

Balances at December 31, 2011	4,611,000	8,606,000	4,828,000	6,768,000	20,202,000	4,969,000	25,171,000

Stock based compensation expense	4,000	-	59,000	-	59,000	-	59,000

Repurchase of common stock	(9,000)	(29,000)	-	-	(29,000)	-	(29,000)

Investment in subsidiaries by non-controlling interests	-	-	-	-	-	79,000	79,000

Cash distributions to non-controlling interests	-	-	-	-	-	(539,000)	(539,000)

Net income	-	-	-	24,000	24,000	431,000	455,000

Balances at June 30, 2012 (unaudited)	4,606,000	$8,577,000	$4,887,000	$6,792,000	$20,256,000	$4,940,000	$25,196,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months ended June 30,
	2012	2011
Operating activities:
Net income	$455,000	$490,000
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	2,995,000	2,880,000
Stock based compensation expense	59,000	77,000
Loss (Gain) on sale of assets	3,000	(53,000)
Changes in operating assets and liabilities:
Receivables	174,000	(677,000)
Prepaid expenses and other assets	(581,000)	(297,000)
Customer deposits/deferred revenue	(25,000)	103,000
Accounts payable and accrued liabilities	(326,000)	556,000
Net cash from operating activities	2,754,000	3,079,000

Investing activities:
Payment for purchase of property and equipment	(3,709,000)	(1,770,000)
Investment in subsidiaries by non-controlling interests	79,000	970,000
Payment for repurchase of common stock	(29,000)	-
Investment in convertible preferred stock	(31,000)	-
Proceeds received towards equipment held for sale	-	1,654,000
Net cash from investing activities	(3,690,000)	854,000

Financing activities:
Principal payments on long-term debt	(1,950,000)	(1,704,000)
Principal payments on capital leases	(1,833,000)	(1,422,000)
Long term debt financing on property and equipment	3,925,000	-
Advances on line of credit	350,000	-
Payments on line of credit	(600,000)	(800,000)
Distributions to non-controlling interests	(539,000)	(627,000)
Net cash from financing activities	(647,000)	(4,553,000)
Net change in cash and cash equivalents	(1,583,000)	(620,000)
Cash and cash equivalents at beginning of period	2,580,000	1,438,000
Cash and cash equivalents at end of period	$997,000	$818,000

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$1,204,000	$1,237,000
Income taxes	$86,000	$40,000

Schedule of non-cash investing and financing activities
Acquisition of equipment with capital lease financing	$264,000	$3,472,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly American Shared Hospital Services’ consolidated financial position as of June 30, 2012 and the results of its operations for the three and six month periods ended June 30, 2012 and 2011, which results are not necessarily indicative of results on an annualized basis. Consolidated balance sheet amounts as of December 31, 2011 have been derived from audited financial statements.

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

The Company through its majority-owned subsidiary, GKF, provided Gamma Knife units to nineteen medical centers as of June 30, 2012 in the states of Arkansas, California, Connecticut, Florida, Illinois, Massachusetts, Mississippi, Nevada, New Jersey, New Mexico, New York, Tennessee, Oklahoma, Ohio, Texas and Wisconsin, and in Turkey.

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

Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding. For the three and six months ended June 30, 2012 basic earnings per share was computed using 4,612,000 common shares, and diluted earnings per share was computed using 4,640,000 and 4,639,000 common shares and equivalents, respectively. For the three and six months ended June 30, 2011 basic earnings per share was computed using 4,607,000 and 4,602,000 common shares, respectively, and diluted earnings per share was computed using 4,613,000 and 4,610,000 common shares and equivalents, respectively.

The computation for the three and six month periods ended June 30, 2012 excluded approximately 310,000 of the Company’s stock options because the exercise price of the options was higher than the average market price during those periods. The computation for the three and six month periods ended June 30, 2011 excluded approximately 155,000 of the Company’s stock options because the exercise price of the options was higher than the average market price during the periods.

Note 3.	Stock-based Compensation

On June 2, 2010, the Company’s shareholders approved an amendment and restatement of the 2006 Stock Incentive Plan (the “2006 Plan”). Among other things, the amendment and restatement renamed the 2006 Plan to the Incentive Compensation Plan (the “Plan”) and increased the number of shares of the Company’s common stock reserved for issuance under the Plan by an additional 880,000 shares from 750,000 shares to 1,630,000 shares. The shares are reserved for issuance to officers of the Company, other key employees, non-employee directors, and advisors. The Plan serves as successor to the Company’s previous two stock-based employee compensation plans, the 1995 and 2001 Stock Option Plans. The shares reserved under those two plans, including the shares of common stock subject to currently outstanding options under the plans, were transferred to the Plan, and no further grants or share issuances will be made under the 1995 and 2001 Plans. Under the Plan, there have been 84,000 restricted stock units granted, consisting primarily of annual automatic grants and deferred compensation to non-employee directors, and there are 596,000 options granted, of which 528,000 options are vested as of June 30, 2012.

Compensation expense associated with the Company’s stock-based awards to employees is calculated using the Black-Scholes valuation model. The Company’s stock-based awards have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates. The estimated fair value of the Company’s option grants is estimated using assumptions for expected life, volatility, dividend yield, and risk-free interest rate which are specific to each award. The estimated fair value of the Company’s options is amortized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Accordingly, stock-based compensation cost before income tax effect in the amount of $27,000 and $59,000 is reflected in net income for the three and six month periods ended June 30, 2012, compared to $39,000 and $77,000 in the same periods in the prior year, respectively. There were 21,000 options issued and no options exercised during both the three and six month periods ended June 30, 2012. There were no excess income tax benefits to report.

Note 4.	Convertible Preferred Stock Investment

As of June 30, 2012 the Company has a $2,687,000 investment in the convertible preferred stock (“Preferred Stock”) of Mevion Medical Systems, Inc. (“Mevion”), formerly Still River Systems, Inc., representing an approximate 1.0% interest in Mevion. The Company’s investment in Mevion was $2,656,000 as of December 31, 2011. The Company accounts for this investment under the cost method.

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

The Company carries its investment in Mevion at cost and reviews it for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value of the investment may not be recoverable. The Company evaluated this investment for impairment at December 31, 2011 and reviewed it at June 30, 2012 in light of both current market conditions and the ongoing needs of Mevion to raise cash to continue its development of the first compact, single room PBRT system. Based on its analysis, the Company estimates that there is currently an unrealized loss (impairment) of approximately $1.3 million.

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

During the second quarter of 2012, Mevion announced that it had received FDA 510(k) clearance for its MEVION S250 system, which enables users of the system to treat patients immediately upon completion of system installation. Mevion had previously announced that it had received the CE Mark certification which enables Mevion to market, sell and install these systems through the European Union and any country that recognizes the CE Mark. Based on the continuing progress being made by Mevion toward the manufacture and installation of the first single room PBRT system, the Company believes that our investment in Mevion is not other than temporarily impaired, and the fair value will increase so that the carrying value will be recovered.

Note 5.	Line of Credit

The Company has a $9,000,000 renewable line of credit with the Bank of America (the “Bank”) that has been in place since June 2004 and has a maturity date of August 1, 2013. The line of credit is drawn on from time to time as needed for equipment purchases and working capital. Amounts drawn against the line of credit are at an interest rate per year equal to the Bank’s prime rate minus 0.5 percentage point, or alternately, at the Company’s discretion, the LIBOR rate plus 1.0 percentage point, and are secured by the Company’s cash invested with the Bank. The Company is in compliance with all debt covenants required. The weighted average interest rate during the first three months of 2012 was 1.15%. At June 30, 2012, $7,600,000 was borrowed against the line of credit, compared to $7,850,000 at December 31, 2011.

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

The carrying value of financial instruments including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and other accrued liabilities approximated their fair value as of June 30, 2012 and December 31, 2011 because of the relatively short maturity of these instruments. The fair value of the Company’s investment in preferred stock is estimated to be $1,383,000 at both June 30, 2012 and December 31, 2011. The Company used the offering price in private placements of Mevion’s preferred stock during 2011 to estimate the fair value under Level 2 of the hierarchy. The fair value of the Company’s various debt obligations, discounted at currently available interest rates was approximately $36,196,000 and $35,743,000 at June 30, 2012 and December 31, 2011, respectively. The fair value of the Company’s debt was estimated using Level 3 inputs.

Note 7.	Repurchase of Common Stock

In 1999 and 2001, the Board of Directors approved resolutions authorizing the Company to repurchase up to a total of 1,000,000 shares of its own stock on the open market, which the Board reaffirmed in 2008. The Company repurchased approximately 9,000 shares of its stock during the second quarter of 2012 at an average price of $3.26 per share. The Company did not repurchase any of its stock during 2011 or the first quarter of 2012. There are approximately 72,000 shares remaining under this repurchase authorization.

Item 8.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report to the Securities and Exchange Commission may be deemed to contain certain forward-looking statements with respect to the financial condition, results of operations and future plans of American Shared Hospital Services, which involve risks and uncertainties including, but not limited to, the risks of the Gamma Knife and radiation therapy businesses, the risks of developing The Operating Room for the 21st Century® program, and the risks of investing in a development-stage company, Mevion Medical Systems, Inc. (“Mevion”), without a proven product. Further information on potential factors that could affect the financial condition, results of operations and future plans of American Shared Hospital Services is included in the filings of the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and the definitive Proxy Statement for the Annual Meeting of Shareholders held on June 7, 2012.

The Company had nineteen Gamma Knife units in operation at June 30, 2012 compared to twenty Gamma Knife units at June 30, 2011. Three of the Company’s customer contracts are through subsidiaries where GKF or its subsidiary is the majority owner and managing partner. Twelve of the Company’s nineteen current Gamma Knife customers are under fee-per-use contracts, and seven customers are under retail arrangements. The Company’s two contracts to provide radiation therapy and related equipment services to existing Gamma Knife customers are considered retail arrangements. Retail arrangements are further classified as either turn-key or revenue sharing. Revenue from fee per use contracts is recorded on a gross basis as determined by each hospital’s contracted rate. Under turn-key arrangements, the Company receives payment from the hospital in the amount of its reimbursement from third party payors, and is responsible for paying all the operating costs of the equipment. Revenue is recorded on a gross basis and estimated based on historical experience of that hospital’s contracts with third party payors. For revenue sharing arrangements the Company receives a contracted percentage of the reimbursement received by the hospital. The gross amount the Company expects to receive is recorded as revenue and estimated based on historical experience.

Medical services revenue increased by $78,000 and $114,000 to $4,284,000 and $8,687,000 for the three and six month periods ended June 30, 2012 from $4,206,000 and $8,573,000 for the three and six month periods ended June 30, 2011, respectively. The increases for both the three and six month periods are primarily due to an increase in revenue from the Company’s radiation therapy sites, partially offset by a decrease in revenue from its Gamma Knife sites compared to the same periods in the prior year. The increase in radiation therapy revenue was due to a new contract that began operation in the fourth quarter 2011, and increased volume at its existing radiation therapy site. The decrease in Gamma Knife revenue for both the three and six month periods compared to the same periods in the prior year was primarily due to lost revenue from one unit that was sold to the customer in the third quarter 2011. For the three month period the decrease was also partially due to one site where the contract ended in the second quarter 2012 at the end of its term. For the six month period the revenue decrease was also partially due to a site that was out of service for one month for a cobalt reload during the first quarter 2012.

The number of Gamma Knife procedures increased by 77 and increased by 102 to 527 and 1,041 for the three and six month periods ended June 30, 2012 from 450 and 939 in the same periods in the prior year, respectively. For both the three and six month periods, the primary reason for the increase is the addition of a new Gamma Knife unit that began operation in Turkey in late second quarter 2011. For both the three and six month periods, volume at the Company’s sites where Perfexion units have been installed increased by 4% compared to the prior year. The increase in the second quarter was offset by the loss of volume from a Gamma Knife site where the contract ended in the second quarter 2012.

Total costs of revenue increased by $41,000 and $164,000 to $2,411,000 and $4,977,000 for the three and six month periods ended June 30, 2012 from $2,370,000 and $4,813,000 for the three and six month periods ended June 30, 2011, respectively. Maintenance and supplies decreased by $8,000 and increased by $38,000 for the three and six month periods ended June 30, 2012 compared to the same periods in the prior year. The variance for the three month period was due to lower costs for maintenance contracts, offset by higher costs for maintenance and repairs not covered under maintenance contracts. For the six month period the increase was due to higher maintenance contract expense because the warranty period ended for three Gamma Knife units and higher costs for maintenance and repairs not covered under maintenance contracts, partially offset by lower contract maintenance at several other sites. Depreciation and amortization increased by $1,000 and $119,000 for the three and six month periods ended June 30, 2012 compared to the same periods in the prior year, primarily because depreciation started on four new sites that began operation since the first quarter 2011. This was partially offset by a reduction in depreciation for three sites where depreciation was stopped because the remaining value of the equipment had reached its salvage value, and one site where the depreciable life was extended due to a customer contract extension. Other direct operating costs increased by $48,000 and $7,000 for the three and six month periods ended June 30, 2012 compared to the same periods in the prior year. For both the three and six month periods, the increase is primarily due to higher operating costs in connection with the Company’s retail sites, partially offset by lower marketing costs.

Selling and administrative costs increased by $68,000 and decreased by $30,000 to $1,109,000 and $2,133,000 for the three and six month periods ended June 30, 2012 from $1,041,000 and $2,163,000 for the same periods in the prior year, respectively. For the three month period, the increase was due to higher payroll related costs and travel expense. The decrease for the six month period was primarily due to lower payroll related costs.

Interest expense decreased by $31,000 and $33,000 to $539,000 and $1,113,000 for the three and six month periods ended June 30, 2012 from $570,000 and $1,146,000 for the three and six month periods ended June 30, 2011, respectively. For both the three and six month periods, this was primarily due to lower interest expense on borrowing under the Company's line of credit with a bank. Higher interest expense on financing from three new Gamma Knife units and one radiation therapy unit was offset by lower interest expense on debt relating to the more mature units. The mature units have lower interest expense because interest expense decreases as the outstanding principal balance of each loan is reduced.

Interest and other income decreased by $54,000 and $69,000 to $14,000 and $15,000 for the three and six month periods ended June 30, 2012 from $68,000 and $84,000 for the three and six month periods ended June 30, 2011, respectively. For both the three and six month periods, the decrease was primarily due to a gain on the sale of equipment of $53,000 in second quarter 2011.

The Company had income tax expense of $13,000 and $24,000 for the three and six month periods ended June 30, 2012 compared to income tax expense of $22,000 and $45,000 for the three and six month periods ended June 30, 2011, respectively. The reduction in income tax expense for both the three and six month periods is primarily due to lower taxable income attributable to American Shared Hospital Services. In addition, the Company is estimating a lower effective annual income tax rate for 2012 of 46% and 50% for the three and six month periods ended June 30, 2012, based on income attributable to American Shared Hospital Services, compared to an estimated 52% income tax rate used for the same periods in the prior year.

Net income attributable to non-controlling interest decreased by $39,000 and $17,000 to $211,000 and $431,000 for the three and six month periods ended June 30, 2012 from $250,000 and $448,000 for the three and six month periods ended June 30, 2011. Non-controlling interest primarily represents the 19% interest of GK Financing owned by a third party, as well as non-controlling interests in subsidiaries of GK Financing owned by third parties that began operations in 2011. Variances in net income attributable to non-controlling interest represents the relative increase or decrease in profitability of GKF and these ventures.

The Company had net income of $15,000, or $0.00 per diluted share, and $24,000, or $0.01 per diluted share, for the three and six month periods ended June 30, 2012, compared to net income of $21,000, or $0.00 per diluted share, and $42,000, or $0.01 per diluted share, in the same periods in the prior year, respectively. The decrease in net income for the three month period was primarily due to higher selling and administrative costs and a decrease in interest and other income, partially offset by a higher gross margin and lower interest expense. The decrease in net income for the six month period was primarily due to a decrease in interest and other income and reduced gross margin, partially offset by lower selling and administrative costs and interest expense.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $997,000 at June 30, 2012 compared to $2,580,000 at December 31, 2011. The Company’s cash position decreased by $1,583,000 due to payments for the purchase of property and equipment of $3,709,000, principal payments on long term debt and capital leases of $3,783,000, net pay downs on the Company’s line of credit with a bank of $250,000, distributions to non-controlling interests of $539,000, investment in convertible preferred stock of $31,000 and the repurchase of the Company’s common stock of $29,000. These decreases were offset by net cash from operating activities of $2,754,000, long term debt financing on the purchase of equipment of $3,925,000, and an investment by a non-controlling interest of $79,000.

As of June 30, 2012, the Company has a $9,000,000 principal investment in a certificate of deposit with a bank at an interest rate of 0.45% and a maturity date in August 2012.

The Company has a two year renewable $9,000,000 line of credit with a bank, available as needed for equipment purchases and working capital. Amounts drawn against the line of credit are secured by the Company’s cash invested with the bank. At June 30, 2012 there was $7,600,000 drawn against the line of credit, compared to $7,850,000 at December 31, 2011.

The Company has scheduled interest and principal payments under its debt obligations of approximately $5,228,000 and scheduled capital lease payments of approximately $5,149,000 during the next 12 months. The Company believes that its cash flow from operations and cash resources are adequate to meet its scheduled debt and capital lease obligations during the next 12 months.

The Company as of June 30, 2012 had shareholders’ equity of $25,196,000, working capital of $6,262,000 and total assets of $74,365,000.

Commitments

The Company has a $2,687,000 preferred stock investment in Mevion Medical Systems, Inc., a development stage company, which is considered a long-term investment on the balance sheet and is recorded at cost. As of June 30, 2012, the Company also has $2,500,000 in non-refundable deposits toward the purchase of three MEVION S250 proton beam radiation therapy (PBRT) systems from Mevion. The Company has entered into an agreement with a radiation oncology physician group which has contributed $100,000 towards the deposit on one of these PRBT systems. The three PRBT systems have anticipated delivery dates beginning in mid-2013.

The Company has made non-refundable deposits totaling $2,924,000 towards the purchase of a LGK Model 4 Gamma Knife unit to be installed at a site in Peru, a radiation therapy unit to be installed in Brazil, a Perfexion unit scheduled to be installed at a new customer site in Florida, a Perfexion unit to be installed at an existing customer, and another Perfexion unit scheduled to be installed at a site yet to be determined.

Including the commitments for the three MEVION S250 systems, the three Perfexion units, the LGK Model 4 Gamma Knife unit and the radiation therapy unit, the Company has total remaining commitments to purchase equipment in the amount of approximately $46,000,000. It is the Company’s intent to finance the remaining purchase commitments as needed, and financing has been obtained for the units in Florida and Peru. However, due to the current economic and credit market conditions it has been more difficult to obtain financing for some of the Company’s projects. The Company expects that it will be able to obtain financing on the commitments for the remaining Perfexion units and the radiation therapy unit. The Company also expects that it will be able to obtain financing commitments from lenders for its PBRT systems now that Mevion has obtained FDA approval on the MEVION S250. However, there can be no assurance that financing will be available for the Company’s current or future projects, or at terms that are acceptable to the Company.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage or prepayment features. The Company does not have affiliation with partnerships, trust or other entities whose purpose is to facilitate off-balance sheet financial transactions or similar arrangements, and therefore has no exposure to the financing, liquidity, market or credit risks associated with such entities. At June 30, 2012 the Company had no significant long-term, market-sensitive investments.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the company and its subsidiaries is communicated to the chief executive officer and the chief financial officer. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of June 30, 2012, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the chief executive officer and the chief financial officer, and recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There are no changes from those listed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	[Removed and Reserved.]

Item 5.	Other Information.

None.

Item 6.	Exhibits.
(a)	Exhibits

The following exhibits are filed herewith:

10.49a	Addendum One to Lease Agreement dated effective as of December 23, 2011, between GK Financing, LLC and Mercy Health Center (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks).

10.64	Lease Agreement dated November 16, 2011 between EWRS TIBBİ CİHAZLAR LTD. TURKEY, a limited liability company and FLORENCE NIGHTINGALE HASTANESİ (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks).

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SHARED HOSPITAL SERVICES

Registrant

Date:	August 14, 2012	/s/ Ernest A. Bates, M.D.
Ernest A. Bates, M.D.
Chairman of the Board and Chief Executive Officer

Date:	August 14, 2012	/s/ Craig K. Tagawa
Craig K. Tagawa
Senior Vice President
Chief Operating and Financial Officer

