Form 10-Q/A
period 2012-06-30
AMERICAN SHARED HOSPITAL SERVICES
filed 2012-09-07
CIK 744825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of American Shared Hospital Services (the “Company”) for the quarterly period ended June, 30, 2012, as originally filed with the Securities and Exchange Commission on August 14, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Item 6.	Exhibits.
	(a)	Exhibits
The following exhibits are filed herewith:

		10.49a*	Addendum One to Lease Agreement dated effective as of December 23, 2011, between GK Financing, LLC and Mercy Health Center (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks).

		10.64*	Lease Agreement dated November 16, 2011 between EWRS TIBBİ CİHAZLAR LTD. TURKEY, a limited liability company and FLORENCE NIGHTINGALE HASTANESİ (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks).

		31.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

2

101**	The following materials from the Quarterly Report on Form 10-Q for American Shared Hospital Services for the quarter ended June 30, 2012, filed on August 14, 2012, formatted in XBRL: Condensed Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011; Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011; Condensed Consolidated Statement of Shareholders’ Equity for the periods ended December 31, 2010 and 2011 and six months ended June 30, 2012 (unaudited); Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and Notes to the Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

* Previously filed as an exhibit to the original Quarterly Report on Form 10-Q filed August 14, 2012.

** Filed with this Amendment No. 1 to the Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SHARED HOSPITAL SERVICES

Registrant

Date:	September 7, 2012	/s/ Ernest A. Bates, M.D.
Ernest A. Bates, M.D.
Chairman of the Board and Chief Executive Officer

Date:	September 7, 2012	/s/ Craig K. Tagawa
Craig K. Tagawa
Senior Vice President
Chief Operating and Financial Officer

3