Form 10-Q
period 2013-03-31
AMERICAN SHARED HOSPITAL SERVICES
filed 2013-05-15
CIK 744825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013 or

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

As of May 1, 2013, there are outstanding 4,605,870 shares of the Registrant’s common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
ASSETS	March 31, 2013	December 31, 2012

Current assets:
Cash and cash equivalents	$1,302,000	$1,564,000
Restricted cash	50,000	50,000
Certificate of deposit	9,000,000	9,000,000
Accounts receivable, net of allowance for doubtful accounts of $100,000 in 2013 and $100,000 in 2012	4,510,000	3,706,000
Other receivables	311,000	401,000
Prepaid expenses and other current assets	788,000	925,000
Current deferred tax assets	311,000	310,000

Total current assets	16,272,000	15,956,000

Property and equipment:
Medical equipment and facilities	84,334,000	84,453,000
Office equipment	694,000	694,000
Deposits and construction in progress	9,872,000	9,754,000
	94,900,000	94,901,000
Accumulated depreciation and amortization	(42,683,000)	(41,224,000)
Net property and equipment	52,217,000	53,677,000

Investment in preferred stock	2,687,000	2,687,000
Other assets	978,000	1,003,000

Total assets	$72,154,000	$73,323,000

LIABILITIES AND SHAREHOLDERS' EQUITY	(unaudited) March 31, 2013	December 31, 2012

Current liabilities:
Accounts payable	$434,000	$263,000
Employee compensation and benefits	188,000	168,000
Customer deposits/deferred revenue	747,000	747,000

Other accrued liabilities	1,172,000	801,000
Current portion of long-term debt	4,159,000	3,932,000
Current portion of obligations under capital leases	3,727,000	3,742,000

Total current liabilities	10,427,000	9,653,000

Long-term debt, less current portion	12,820,000	13,837,000
Long-term capital leases, less current portion	12,232,000	13,173,000
Advances on line of credit	8,550,000	8,550,000

Deferred income taxes	3,280,000	3,280,000

Shareholders' equity:
Common stock (4,606,000 shares at March 31, 2013 and 4,606,000 shares at December 31, 2012)	8,578,000	8,578,000
Additional paid-in capital	4,939,000	4,902,000
Accumulated other comprehensive income (loss)	(349,000)	(357,000)
Retained earnings	6,831,000	6,806,000
Total equity-American Shared Hospital Services	19,999,000	19,929,000
Non-controlling interest in subsidiary	4,846,000	4,901,000
Total shareholders' equity	24,845,000	24,830,000

Total liabilities and shareholders' equity	$72,154,000	$73,323,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended March 31,
	2013	2012

Medical services revenue	$4,668,000	$4,403,000

Costs of revenue:

Maintenance and supplies	381,000	390,000

Depreciation and amortization	1,474,000	1,545,000

Other direct operating costs	695,000	631,000

	2,550,000	2,566,000

Gross Margin	2,118,000	1,837,000

Selling and administrative expense	1,235,000	1,024,000

Interest expense	471,000	574,000

Operating income	412,000	239,000

Interest and other income (loss)	(127,000)	1,000

Income before income taxes	285,000	240,000

Income tax expense	52,000	11,000

Net income	233,000	229,000
Less: Net income attributable to non-controlling interest	(208,000)	(220,000)

Net income attributable to American Shared Hospital Services	$25,000	$9,000

Net income per share:

Earnings per common share - basic	$0.01	$-

Earnings per common share - diluted	$0.01	$-

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended March 30,
	2013	2012

Net income attributable to American Shared Hospital Services	$25,000	$9,000

Other comprehensive income:
Foreign currency translation adjustments	22,000	-

Total comprehensive income	47,000	9,000
Less comprehensive income attributable to the non-controlling interest	14,000	-

Comprehensive income attributable to American Shared Hospital Services	$33,000	$9,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	PERIODS ENDED DECEMBER 31, 2011 AND 2012 AND MARCH 31, 2013
				Accumulated
			Additional	Other			Non-controlling
	Common	Common	Paid-in	Comprehensive	Retained	Sub-Total	Interests in
	Shares	Stock	Capital	Income (Loss)	Earnings	ASHS	Subsidiaries	Total

Balances at January 1, 2011	4,597,000	$8,606,000	$4,703,000	$-	$6,262,000	$19,571,000	$3,473,000	$23,044,000

Stock based compensation expense	14,000	-	125,000	-	-	125,000	-	125,000

Investment in subsidiaries by non-controlling interests	-	-	-	-	-	-	1,509,000	1,509,000

Cash distributions to non-controlling interests	-	-	-	-	-	-	(996,000)	(996,000)

Net income	-	-	-	-	506,000	506,000	983,000	1,489,000

Balances at December 31, 2011	4,611,000	8,606,000	4,828,000	-	6,768,000	20,202,000	4,969,000	25,171,000

Repurchase of common stock	(9,000)	(28,000)	-	-	-	(28,000)	-	(28,000)

Stock based compensation expense	4,000	-	74,000	-	-	74,000	-	74,000

Investment in subsidiaries by non-controlling interests	-	-	-	-	-	-	217,000	217,000

Cumulative translation adjustment	-	-	-	(357,000)	-	(357,000)	(280,000)	(637,000)

Cash distributions to non-controlling interests	-	-	-	-	-	-	(780,000)	(780,000)

Net income	-	-	-	-	38,000	38,000	775,000	813,000

Balances at December 31, 2012	4,606,000	8,578,000	4,902,000	(357,000)	6,806,000	19,929,000	4,901,000	24,830,000

Stock based compensation expense	-	-	37,000	-	-	37,000	-	37,000
						-
Investment in subsidiaries by non-controlling interests	-	-	-	-	-	-	14,000	14,000

Cumulative translation adjustment	-	-	-	8,000	-	8,000	14,000	22,000

Cash distributions to non-controlling interests	-	-	-	-	-	-	(291,000)	(291,000)

Net income	-	-	-	-	25,000	25,000	208,000	233,000

Balances at March 31, 2013 (unaudited)	4,606,000	$8,578,000	$4,939,000	$(349,000)	$6,831,000	$19,999,000	$4,846,000	$24,845,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months ended March 31,
	2013	2012
Operating activities:
Net income	$233,000	$229,000

Adjustments to reconcile net income to net cash from operating activities:

Depreciation and amortization	1,485,000	1,548,000

Deferred income tax	(1,000)	-

Loss (gain) on foreign currency transactions	140,000	5,000

Stock based compensation expense	37,000	32,000

Changes in operating assets and liabilities:

Receivables	(714,000)	211,000

Prepaid expenses and other assets	137,000	(678,000)

Customer deposits/deferred revenue	-	(12,000)

Accounts payable and accrued liabilities	562,000	58,000

Net cash from operating activities	1,879,000	1,393,000

Investing activities:
Payment for purchase of property and equipment	(119,000)	(3,143,000)

Investment in subsidiaries by non-controlling interests	-	55,000

Net cash from investing activities	(119,000)	(3,088,000)

Financing activities:
Principal payments on long-term debt	(790,000)	(1,068,000)

Principal payments on capital leases	(956,000)	(832,000)

Long term debt financing on property and equipment	-	3,525,000

Advances on line of credit	-	250,000

Payments on line of credit	-	(600,000)

Capital contributions from non-controlling interests	15,000	-

Distributions to non-controlling interests	(291,000)	(372,000)

Net cash from financing activities	(2,022,000)	903,000

Net change in cash and cash equivalents	(262,000)	(792,000)

Cash and cash equivalents at beginning of period	1,564,000	2,580,000

Cash and cash equivalents at end of period	$1,302,000	$1,788,000

Supplemental cash flow disclosure:
Cash paid during the period for:

Interest	$482,000	$620,000

Income taxes	$10,000	$28,000

Schedule of non-cash investing and financing activities
Acquisition of equipment with capital lease financing	$-	$264,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly American Shared Hospital Services’ consolidated financial position as of March 31, 2013 and the results of its operations for the three month period ended March 31, 2013 and 2012, which results are not necessarily indicative of results on an annualized basis. Consolidated balance sheet amounts as of December 31, 2012 have been derived from audited financial statements.

These unaudited consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2012 included in the Company’s 10-K filed with the Securities and Exchange Commission.

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

The Company through its majority-owned subsidiary, GKF, provided Gamma Knife units to nineteen medical centers as of March 31, 2013 in the states of Arkansas, California, Connecticut, Florida, Illinois, Massachusetts, Mississippi, Nevada, New Jersey, New Mexico, New York, Tennessee, Oklahoma, Ohio, Texas and Wisconsin, and in Turkey.

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

The Company formed the subsidiaries GKUK, GKPeru, EWRS and EWRS Turkey for the purposes of expanding its business internationally into the United Kingdom, Peru and Turkey; LBE to provide proton beam therapy services in Long Beach, California; and AGKE and JGKE to provide Gamma Knife services in Albuquerque, New Mexico and Jacksonville, Florida. AGKE and EWRS Turkey began operation in the second quarter 2011 and JGKE began operation in the fourth quarter 2011. GKPeru is expected to begin operation in the latter part of 2013. GKUK is inactive and LBE is not expected to begin operations in 2013.

During 2012 and 2013, the Company’s partner in its Turkey operation, and its partners in the Jacksonville Gamma Knife operations have made investments in EWRS, and JGKE, respectively. These investments are included in the line item “Non-controlling interests in subsidiaries” in the Company’s financial statements.

Based on guidance provided in accordance with ASC 830, Foreign Currency Matters (“ASC 830”), the Company analyzes its operations outside the United States to determine the functional currency of each operation. Management has determined that these operations are initially accounted for in U.S. dollars since the primary transactions incurred are in U.S. dollars and the Company provides significant funding towards the startup of the operation. When Management determines that an operation has become self-sufficient, the Company may change its accounting for the operation to the local currency from the U.S. dollar, depending on the facts and circumstances. The Company determined that effective in the third quarter 2012, the functional currency for its Turkish operation, EWRS Turkey, was the Turkish lira. Therefore, in accordance with ASC 830, EWRS Turkey’s balance sheet accounts were translated at rates in accordance with guidance provided under ASC 830, and accumulated gains and losses and translation differences were recorded in accumulated other comprehensive income (loss), which is a separate component of equity.

As of March 31, 2013 and December 31, 2012, EWRS Turkey’s balance sheet accounts were translated at rates in effect as of those dates, respectively, and income and expense accounts were translated at the weighted average rates of exchange during those respective periods. Translation adjustments resulting from this process were also recognized under accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in interest and other income in the Company’s Consolidated Statements of Operations. The Company recorded a net foreign currency loss of $141,000 for the three month period ended March 31, 2013 and net foreign currency gain of approximately $133,000 for the year ended December 31, 2012.

The Company has only one operating segment. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the 2012 balances to conform with the 2013 presentation.

Note 2.	Per Share Amounts

Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding. For the three months ended March 31, 2013 basic earnings per share was computed using 4,606,000 common shares and diluted earnings per share was computed using 4,610,000 common shares and equivalents. For the three months ended March 31, 2012 basic earnings per share was computed using 4,611,000 common shares and diluted earnings per share was computed using 4,638,000 common shares and equivalents.

The computation for 2013 excluded approximately 592,000 of the Company’s stock options because the strike price of the options was higher than the average market price during the quarter. The computation for 2012 excluded approximately 289,000 of the Company’s stock options because the strike price of the options was higher than the average market price during the quarter.

Note 3.	Stock-based Compensation

On June 2, 2010, the Company’s shareholders approved an amendment and restatement of the 2006 Stock Incentive Plan (the “2006 Plan”). Among other things, the amendment and restatement renamed the 2006 Plan to the Incentive Compensation Plan (the “Plan”) and increased the number of shares of the Company’s common stock reserved for issuance under the Plan by an additional 880,000 shares from 750,000 shares to 1,630,000 shares. The shares are reserved for issuance to officers of the Company, other key employees, non-employee directors, and advisors. The Plan serves as successor to the Company’s previous two stock-based employee compensation plans, the 1995 and 2001 Stock Option Plans. The shares reserved under those two plans, including the shares of common stock subject to currently outstanding options under the plans, were transferred to the Plan, and no further grants or share issuances will be made under the 1995 and 2001 Plans. Under the Plan, there have been 112,000 restricted stock units granted, consisting primarily of annual automatic grants and deferred compensation to non-employee directors, and there are 596,000 options granted, of which 571,000 options are vested as of March 31, 2013.

Compensation expense associated with the Company’s stock-based awards to employees is calculated using the Black-Scholes valuation model. The Company’s stock-based awards have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates. The estimated fair value of the Company’s option grants is estimated using assumptions for expected life, volatility, dividend yield, and risk-free interest rate which are specific to each award. The estimated fair value of the Company’s options is amortized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Accordingly, stock-based compensation cost before income tax effect in the amount of $37,000 is reflected in net income for the three month period ended March 31, 2013, compared to $32,000 in the same period in the prior year. There were no options issued and no options exercised during either of the three month periods ended March 31, 2013 or March 31, 2012. There were no excess income tax benefits to report.

Note 4.	Convertible Preferred Stock Investment

As of March 31, 2013 and December 31, 2012 the Company has a $2,687,000 investment in the convertible preferred stock (“Preferred Stock”) of Mevion Medical Systems, Inc. (“Mevion”), formerly Still River Systems, Inc., representing an approximate 1.0% interest in Mevion. The Company accounts for this investment under the cost method.

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

The Company carries its investment in Mevion at cost and reviews it for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value of the investment may not be recoverable. The Company evaluated this investment for impairment at December 31, 2012 and reviewed it at March 31, 2013 in light of both current market conditions and the ongoing needs of Mevion to raise cash to continue its development of the first compact, single room PBRT system. Based on its analysis, the Company estimates that there is currently an unrealized loss (impairment) of approximately $1.3 million.

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

The Company has a $9,000,000 renewable line of credit with the Bank of America (the “Bank”) that has been in place since June 2004 and has a maturity date of August 1, 2013. The line of credit is drawn on from time to time as needed for equipment purchases and working capital. Amounts drawn against the line of credit are at an interest rate per year equal to the Bank’s prime rate minus 0.5 percentage point, or alternately, at the Company’s discretion, the LIBOR rate plus 1.0 percentage point, and are secured by the Company’s cash invested with the Bank. The Company is in compliance with all debt covenants required. The weighted average interest rate during the first three months of 2013 was 1.40%. At March 31, 2013, $8,550,000 was borrowed against the line of credit, compared to $8,550,000 at December 31, 2012.

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

The estimated fair value of the Company’s assets and liabilities as of March 31, 2013 and December 31, 2012 were as follows (in thousands):

	Level 1	Level 2	Level 3	Total	Carrying Value
March 31, 2013

Assets:
Cash, cash equivalents, restricted cash	$10,352			$10,352	$10,352
Receivables	4,821			$4,821	4,821
Preferred stock investment		1,300		$1,300	2,687
Total	$15,173	$1,300	$-	$16,473	$17,860

Liabilities
Accounts payable and other accrued liabilities	$2,541			$2,541	$2,541
Advances on line of credit	$8,550			$8,550	$8,550
Debt obligations			32,986	$32,986	32,938
Total	$11,091	$-	$32,986	$44,077	$44,029

December 31, 2012

Assets:
Cash, cash equivalents, restricted cash	$10,614			$10,614	$10,614
Receivables	4,107			$4,107	4,107
Preferred stock investment		1,300		$1,300	2,687
Total	$14,721	$1,300	$-	$16,021	$17,408

Liabilities
Accounts payable and other accrued liabilities	$1,979			$1,979	$1,979
Advances on line of credit	$8,550			$8,550	$8,550
Debt obligations			34,577	$34,577	34,684
Total	$10,529	$-	$34,577	$45,106	$45,213

Note 7.	Repurchase of Common Stock

In 1999 and 2001, the Board of Directors approved resolutions authorizing the Company to repurchase up to a total of 1,000,000 shares of its own stock on the open market, which the Board reaffirmed in 2008. There were no shares repurchased in the first quarter of 2013. In 2012, the Company repurchased 9,000 shares at an average price of $3.26 per share. There are approximately 72,000 shares remaining under this repurchase authorization.

Note 8.	Income Taxes

We generally calculate our effective income tax rate at the end of an interim period using an estimate of the annual effective income tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate of the annual effective income tax rate cannot be made, we compute our provision for income taxes using the actual effective income tax rate for the year-to-date period. Our effective income tax rate is highly influenced by the amount of the nondeductible stock-based compensation associated with grants of our common stock options. A small change in estimated annual pretax income (loss) can produce a significant variance in the annual effective income tax rate given the expected amount of these items. Because of this variability, a reliable estimate of the annual effective income tax rate for 2013 cannot be made. As a result, we have computed our provision (benefit) for income taxes for the three months ended March 31, 2013 by applying the actual effective tax rate to income (loss) for the period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report to the Securities and Exchange Commission may be deemed to contain certain forward-looking statements with respect to the financial condition, results of operations and future plans of American Shared Hospital Services, which involve risks and uncertainties including, but not limited to, the risks of the Gamma Knife and radiation therapy businesses, the risks of developing The Operating Room for the 21st Century® program, and the risks of investing in a development-stage company, Mevion Medical Systems, Inc. (“Mevion”), without a proven product. Further information on potential factors that could affect the financial condition, results of operations and future plans of American Shared Hospital Services is included in the filings of the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 11, 2013.

The Company had twenty Gamma Knife units in operation at March 31, 2013 and nineteen at March 31, 2012. Three of the Company’s customer contracts are through subsidiaries where GKF or its subsidiary is the majority owner and managing partner. Twelve of the Company’s nineteen current Gamma Knife customers are under fee-per-use contracts, and eight customers are under retail arrangements. The Company’s two contracts to provide radiation therapy and related equipment services to existing Gamma Knife customers are considered retail arrangements. Retail arrangements are further classified as either turn-key or revenue sharing. Revenue from fee per use contracts is recorded on a gross basis as determined by each hospital’s contracted rate. Under turn-key arrangements, the Company receives payment from the hospital in the amount of its reimbursement from third party payors, and is responsible for paying all the operating costs of the equipment. Revenue is recorded on a gross basis and estimated based on historical experience of that hospital’s contracts with third party payors. For revenue sharing arrangements the Company receives a contracted percentage of the reimbursement received by the hospital. The gross amount the Company expects to receive is recorded as revenue and estimated based on historical experience.

The American Taxpayer Relief Act of 2012 reduces Medicare’s reimbursement rate for Gamma Knife services from $7,910 to $3,300 per treatment effective April 1, 2013. These cuts will directly reduce revenue at the Company’s six U.S. “retail” Gamma Knife sites, where we receive a percentage of the hospital’s Medicare reimbursement. This reimbursement rate will indirectly impact some of our remaining centers, where AMS’s revenue per procedure is contractually fixed with the hospital. If the Company’s business mix in the last 9 months of 2013 is identical to that in 2012, revenues are estimated to be reduced by approximately $600,000 to $700,000 and pretax income by approximately $350,000 to $450,000 during the last nine months of 2013. Actual results could vary materially, however, based on many factors, including, but not limited to, payer mix, patient volumes and mitigation efforts.

Medical services revenue increased by $265,000 to $4,668,000 for the three month period ended March 31, 2013 from $4,403,000 for the three month period ended March 31, 2012. However, revenue from the Company’s radiation therapy contracts decreased for the three month period by $128,000, to $367,000 from $495,000 for the same period in the prior year. The decrease was due to a decline in volume at the existing radiation therapy sites. The decrease in revenue from radiation therapy was offset by a $393,000 increase in Gamma Knife revenue to $4,301,000 from $3,908,000 for the same period in the prior year. The increase in Gamma Knife revenue was primarily due to two new contracts that began operation in the second quarter 2012 and first quarter 2013, and increased volume at its existing Gamma Knife sites.

The number of Gamma Knife procedures increased by 107 to 621 in the first quarter 2013 from 514 in the same quarter in the prior year, primarily due to the start of operations at two new Gamma Knife sites that were not in operation during the first quarter 2012. In addition, two of our Gamma Knife 4C sites experienced increased volume during the quarter. For the three month period, volume at the Company’s sites where Perfexion units have been installed increased by 11%.

Total costs of revenue decreased by $16,000 to $2,550,000 for the three month period ended March 31, 2013 from $2,566,000 for the three month period ended March 31, 2012. Maintenance and supplies decreased by $8,000 for the three month period ended March 31, 2013 compared to the same period in the prior year, primarily due to lower contract maintenance costs. Depreciation and amortization decreased by $71,000 for the three month period ended March 31, 2013 compared to the same period in the prior year. This was due to a reduction in depreciation for three sites where depreciation was stopped in 2012 because the remaining value of the equipment had reached its salvage value. Other direct operating costs increased by $64,000 for the three month period ended March 31, 2013 compared to the same period in the prior year primarily due to increased property tax expense. This was partially offset by lower operating costs in connection with the Company’s retail sites and lower marketing costs.

Selling and administrative costs increased by $211,000 to $1,235,000 for the three month period ended March 31, 2013 from $1,024,000 for the three month period ended March 31, 2012. This increase was primarily due to higher payroll related costs, accounting and consulting fees and rent expense, partially offset by reduced legal fees. The higher rent expense is due to accrued rent expense of approximately $115,000 in the first quarter 2013, relating to a sublease of a portion of the Company’s office space. The rent accrual is required because the Company subleased a portion of its existing office space through the remainder of its lease term at a rate lower than its lease rate, which resulted in a cumulative loss through the remainder of the lease term.

Interest expense decreased by $103,000 to $471,000 for the three month period ended March 31, 2013 from $574,000 for the three month period ended March 31, 2012. Lower interest expense is driven by lower interest rates from financing Gamma Knife units and other medical equipment. Reduced financing interest was driven by lower expense relating to the more mature units. The mature units have lower interest expense because interest expense decreases as the outstanding principal balance of each loan is reduced.

Interest and other income decreased by $128,000 to a loss of $127,000 for the three month period ended March 31, 2013 from a gain of $1,000 for the three month period ended March 31, 2012 due to unfavorable exchange rate variances. There was a net loss from exchange rate variances of $140,000 in the first quarter 2013 compared to a $5,000 loss in the same period in the prior year.

The Company had income tax expense of $52,000 for the three month period ended March 31, 2013 compared to income tax expense of $11,000 for the three month period ended March 31, 2012. The increase in income tax expense is primarily due to higher taxable income attributable to American Shared Hospital Services. In addition, the Company estimated an income tax rate of 68% to be applied to the first quarter 2013, based on income attributable to American Shared Hospital Services, compared to an estimated 56% income tax rate used in the first quarter 2012.

Net income attributable to non-controlling interest decreased by $12,000 to $208,000 for the three month period ended March 31, 2013 from $220,000 for the three month period ended March 31, 2012. Net income attributable to non-controlling interests represents net income earned by the 19% non-controlling interest in GKF, and net income of the non-controlling interests in various subsidiaries controlled by GKF. The decrease or increase in net income attributable to non-controlling interests reflects the relative profitability of GKF.

The Company had net income of $25,000, or $0.01 per diluted share, for the three month period ended March 31, 2013 compared to net income of $9,000, or $0.00 per diluted share, in the same period in the prior year. The increase in net income was primarily due to an increase in medical services revenue and lower interest expense, partially offset by increased selling and administrative costs, a loss in interest and other income and higher income tax expense.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $1,302,000 at March 31, 2013 compared to $1,564,000 at December 31, 2012. The Company’s cash position decreased by $262,000 due to payments for the purchase of property and equipment of $119,000, principal payments on long term debt and capital leases of $1,746,000, and distributions to non-controlling interests of $291,000. These decreases were offset by net cash from operating activities of $1,879,000, and an investment by a non-controlling interest of $15,000.

As of March 31, 2013, the Company has a $9,000,000 principal investment in a certificate of deposit with a bank at an interest rate of 0.45% and a maturity date in August 2013.

The Company has a two year renewable $9,000,000 line of credit with a bank, available as needed for equipment purchases and working capital. Amounts drawn against the line of credit are secured by the Company’s cash invested with the bank. At March 31, 2013 there was $8,550,000 drawn against the line of credit.

The Company has scheduled interest and principal payments under its debt obligations of approximately $4,633,000 and scheduled capital lease payments of approximately $4,822,000 during the next 12 months. The Company believes that its cash flow from operations and cash resources are adequate to meet its scheduled debt and capital lease obligations during the next 12 months.

The Company as of March 31, 2013 had shareholders’ equity of $24,845,000, working capital of $5,845,000 and total assets of $72,154,000.

Commitments

The Company has a $2,687,000 preferred stock investment in Mevion Medical Systems, Inc., a development stage company, which is considered a long-term investment on the balance sheet and is recorded at cost. As of March 31, 2013, the Company also has $3,000,000 in non-refundable deposits toward the purchase of three MEVION S250 proton beam radiation therapy (PBRT) systems from Mevion. The Company has entered into an agreement with a radiation oncology physician group which has contributed $400,000 towards the deposits on the third system. The Company’s first PBRT system has an anticipated delivery date in the second half of 2014.

The Company has made non-refundable deposits totaling $5,147,000 towards the purchase of a LGK Model 4 Gamma Knife unit to be installed at a site in Peru, a Perfexion unit at a new customer site in Florida, and two Perfexion units scheduled to be installed at sites yet to be determined.

Including the commitments for the three MEVION S250 systems, the three Perfexion units, and the LGK Model 4 Gamma Knife unit, the Company has total remaining commitments to purchase equipment in the amount of approximately $40,000,000. It is the Company’s intent to finance the remaining purchase commitments as needed, and a financing commitment has been obtained for the first MEVION S250 system and for the Gamma Knife units in Florida and Peru. However, due to the current economic and credit market conditions it has been more difficult to obtain financing for some of the Company’s projects. The Company expects that it will be able to obtain financing on the commitments for the remaining Perfexion units. The Company also expects that it will be able to obtain financing commitments from lenders for its other two PBRT systems now that Mevion has obtained FDA approval on the MEVION S250. However, there can be no assurance that financing will be available for the Company’s current or future projects, or at terms that are acceptable to the Company.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage or prepayment features. The Company does not have affiliation with partnerships, trust or other entities whose purpose is to facilitate off-balance sheet financial transactions or similar arrangements, and therefore has no exposure to the financing, liquidity, market or credit risks associated with such entities. At March 31, 2013 the Company had no significant long-term, market-sensitive investments.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the company and its subsidiaries is communicated to the chief executive officer and the chief financial officer. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of March 31, 2013, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the chief executive officer and the chief financial officer, and recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors

There are no changes from those listed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	[Removed and Reserved.]

Item 5.	Other Information.

None.

Item 6.	Exhibits.
(a)	Exhibits

The following exhibits are filed herewith:

10.65	Purchased Services Agreement for a Gamma Knife Perfexion Unit effective as of January 19, 2012 between GK Financing, LLC and Sacred Heart Health System, Inc. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks).

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	The following materials from the Quarterly Report on Form 10-Q for American Shared Hospital Services for the quarter ended March 31, 2013, filed on May 15, 2013, formatted in XBRL: Condensed Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012; Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2013 and 2012; Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012; Condensed Consolidated Statement of Shareholders’ Equity for the periods ended December 31, 2011 and 2012 and three months ended March 31, 2013 (unaudited); Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2013 and 2012; and Notes to the Unaudited Condensed Consolidated Financial Statements, detail tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SHARED HOSPITAL SERVICES

Registrant

Date:	May 15, 2013	/s/ Ernest A. Bates, M.D.
Ernest A. Bates, M.D.
Chairman of the Board and Chief Executive Officer

Date:	May 15, 2013	/s/ Craig K. Tagawa
Craig K. Tagawa
Senior Vice President
Chief Operating and Financial Officer

