Form 10-Q
period 2013-06-30
AMERICAN SHARED HOSPITAL SERVICES
filed 2013-08-14
CIK 744825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013 or

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

As of August 1, 2013, there are outstanding 4,608,870 shares of the Registrant’s common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
ASSETS	June 30, 2013	December 31, 2012

Current assets:
Cash and cash equivalents	$1,345,000	$1,564,000
Restricted cash	50,000	50,000
Certificate of deposit	9,000,000	9,000,000
Accounts receivable, net of allowance for doubtful accounts of $100,000 in 2013 and $100,000 in 2012	5,125,000	3,706,000
Other receivables	342,000	401,000
Prepaid expenses and other current assets	662,000	925,000
Current deferred tax assets	315,000	310,000

Total current assets	16,839,000	15,956,000

Property and equipment:
Medical equipment and facilities	85,763,000	84,453,000
Office equipment	738,000	694,000
Deposits and construction in progress	7,506,000	9,754,000
	94,007,000	94,901,000

Accumulated depreciation and amortization	(40,716,000)	(41,224,000)
Net property and equipment	53,291,000	53,677,000

Investment in common stock	2,701,000	-
Investment in preferred stock	-	2,687,000
Other assets	1,004,000	1,003,000

Total assets	$73,835,000	$73,323,000

LIABILITIES AND	(unaudited)
SHAREHOLDERS' EQUITY	June 30, 2013	December 31, 2012

Current liabilities:
Accounts payable	$918,000	$263,000
Employee compensation and benefits	236,000	168,000
Customer deposits/deferred revenue	735,000	747,000

Other accrued liabilities	1,093,000	801,000
Current portion of long-term debt	4,604,000	3,932,000
Current portion of obligations under capital leases	3,625,000	3,742,000

Total current liabilities	11,211,000	9,653,000

Long-term debt, less current portion	14,679,000	13,837,000
Long-term capital leases, less current portion	11,360,000	13,173,000
Advances on line of credit	8,700,000	8,550,000

Deferred income taxes	3,280,000	3,280,000

Shareholders' equity:
Common stock (4,609,000 shares at June 30, 2013 and 4,606,000 shares at December 31, 2012)	8,578,000	8,578,000
Additional paid-in capital	4,959,000	4,902,000
Accumulated other comprehensive income (loss)	(395,000)	(357,000)
Retained earnings	6,675,000	6,806,000
Total equity-American Shared Hospital Services	19,817,000	19,929,000
Non-controlling interest in subsidiary	4,788,000	4,901,000
Total shareholders' equity	24,605,000	24,830,000

Total liabilities and shareholders' equity	$73,835,000	$73,323,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Medical services revenue	$4,583,000	$4,284,000	$9,251,000	$8,687,000

Costs of revenue:

Maintenance and supplies	466,000	329,000	847,000	719,000

Depreciation and amortization	1,569,000	1,404,000	3,043,000	2,949,000

Other direct operating costs	655,000	678,000	1,350,000	1,309,000

	2,690,000	2,411,000	5,240,000	4,977,000

Gross Margin	1,893,000	1,873,000	4,011,000	3,710,000

Selling and administrative expense	1,153,000	1,109,000	2,388,000	2,133,000

Interest expense	456,000	539,000	927,000	1,113,000

Operating income	284,000	225,000	696,000	464,000

Loss on foreign currency transactions	(393,000)	-	(534,000)	-
Interest and other income	(6,000)	14,000	8,000	15,000

Income (loss) before income taxes	(115,000)	239,000	170,000	479,000

Income tax expense (benefit)	(12,000)	13,000	40,000	24,000

Net income (loss)	(103,000)	226,000	130,000	455,000

Less: Net income attributable to non-controlling interests	(19,000)	(211,000)	(227,000)	(431,000)

Net income (loss) attributable to American Shared Hospital Services	$(122,000)	$15,000	$(97,000)	$24,000

Net income (loss) per share:

Earnings (loss) per common share - basic	$(0.03)	$-	$(0.02)	$0.01

Earnings (loss) per common share - assuming dilution	$(0.03)	$-	$(0.02)	$0.01

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Six months ended June 30,
	2013	2012

Net income (loss) attributable to American Shared Hospital Services	$(97,000)	$24,000

Other comprehensive income (loss):
Foreign currency translation adjustments	(60,000)	-

Total comprehensive income (loss)	(157,000)	24,000
Less comprehensive income (loss) attributable to the non-controlling interest	(22,000)	-

Comprehensive income (loss) attributable to American Shared Hospital Services	$(135,000)	$24,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	PERIODS ENDED DECEMBER 31, 2011 AND 2012 AND JUNE 30, 2013
				Accumulated
			Additional	Other			Non-controlling
	Common	Common	Paid-in	Comprehensive	Retained	Sub-Total	Interests in
	Shares	Stock	Capital	Income (Loss)	Earnings	ASHS	Subsidiaries	Total

Balances at January 1, 2011	4,597,000	$8,606,000	$4,703,000	$-	$6,262,000	$19,571,000	$3,473,000	$23,044,000

Stock based compensation expense	14,000	-	125,000	-	-	125,000	-	125,000

Investment in subsidiaries by non-controlling interests	-	-	-	-	-	-	1,509,000	1,509,000

Cash distributions to non-controlling interests	-	-	-	-	-	-	(996,000)	(996,000)

Net income	-	-	-	-	506,000	506,000	983,000	1,489,000

Balances at December 31, 2011	4,611,000	8,606,000	4,828,000	-	6,768,000	20,202,000	4,969,000	25,171,000

Repurchase of commone stock	(9,000)	(28,000)	-	-	-	(28,000)	-	(28,000)
				-
Stock based compensation expense	4,000	-	74,000	-	-	74,000	-	74,000

Investment in subsidiaries by non-controlling interests	-	-	-	-	-	-	217,000	217,000

Cumulative translation adjustment	-	-	-	(357,000)	-	(357,000)	(280,000)	(637,000)

Cash distributions to non-controlling interests	-	-	-	-	-	-	(780,000)	(780,000)

Net income	-	-	-	-	38,000	38,000	775,000	813,000

Balances at December 31, 2012	4,606,000	8,578,000	4,902,000	(357,000)	6,806,000	19,929,000	4,901,000	24,830,000

Stock based compensation expense	3,000	-	57,000		-	57,000	-	57,000

Investment in subsidiaries by non-controlling interests	-	-	-	-	(34,000)	(34,000)	67,000	33,000

Cumulative translation adjustment	-	-	-	(38,000)	-	(38,000)	(22,000)	(60,000)

Cash distributions to non-controlling interests	-	-	-	-	-	-	(385,000)	(385,000)

Net loss	-	-	-	-	(97,000)	(97,000)	227,000	130,000

Balances at June 30, 2013 (unaudited)	4,609,000	$8,578,000	$4,959,000	$(395,000)	$6,675,000	$19,817,000	$4,788,000	$24,605,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months ended June 30,
	2013	2012
Operating activities:
Net income	$130,000	$455,000

Adjustments to reconcile net income to net cash from operating activities:

Depreciation and amortization	3,110,000	2,995,000

Deferred income tax	(6,000)	-

Loss (gain) on foreign currency transactions	534,000	5,000

Stock based compensation expense	57,000	59,000

Loss (Gain) on sale of assets	-	3,000

Changes in operating assets and liabilities:

Receivables	(1,398,000)	174,000

Prepaid expenses and other assets	162,000	(581,000)

Customer deposits/deferred revenue	(12,000)	(25,000)

Accounts payable and accrued liabilities	1,014,000	(326,000)

Net cash from operating activities	3,591,000	2,759,000

Investing activities:
Payment for purchase of property and equipment	(3,178,000)	(3,709,000)

Investment in subsidiaries by non-controlling interests	-	79,000

Payment for repurchase of common stock	-	(29,000)

Investment in convertible preferred stock	(14,000)	(31,000)

Net cash from investing activities	(3,192,000)	(3,690,000)

Financing activities:
Principal payments on long-term debt	(1,499,000)	(1,950,000)

Principal payments on capital leases	(1,930,000)	(1,833,000)

Long term debt financing on property and equipment	3,013,000	3,925,000

Advances on line of credit	229,000	350,000

Payments on line of credit	(79,000)	(600,000)

Capital contributions from non-controlling interests	33,000	-

Distributions to non-controlling interests	(385,000)	(539,000)

Net cash from financing activities	(618,000)	(647,000)

Net change in cash and cash equivalents	(219,000)	(1,578,000)

Cash and cash equivalents at beginning of period	1,564,000	2,580,000

Cash and cash equivalents at end of period	$1,345,000	$1,002,000

Supplemental cash flow disclosure:
Cash paid during the period for:

Interest	$193,000	$1,204,000

Income taxes	$1,000	$86,000

Schedule of non-cash investing and financing activities
Acquisition of equipment with capital lease financing	$-	$264,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly American Shared Hospital Services’ consolidated financial position as of June 30, 2013 and the results of its operations for the three and six month periods ended June 30, 2013 and 2012, which results are not necessarily indicative of results on an annualized basis. Consolidated balance sheet amounts as of December 31, 2012 have been derived from audited financial statements.

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

The Company through its majority-owned subsidiary, GKF, provided Gamma Knife units to nineteen medical centers as of June 30, 2013 in the states of Arkansas, California, Connecticut, Florida, Illinois, Massachusetts, Mississippi, Nevada, New Jersey, New Mexico, New York, Tennessee, Oklahoma, Ohio, Texas and Wisconsin, and in Turkey.

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

The Company formed the subsidiaries GKUK, GKPeru, EWRS and EWRS Turkey for the purposes of expanding its business internationally into the United Kingdom, Peru and Turkey; LBE to provide proton beam therapy services in Long Beach, California; and AGKE and JGKE to provide Gamma Knife services in Albuquerque, New Mexico and Jacksonville, Florida. AGKE and EWRS Turkey began operation in the second quarter 2011 and JGKE began operation in the fourth quarter 2011. GKPeru is expected to begin operation in the latter part of 2014. GKUK is inactive and LBE is not expected to begin operations in 2013.

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

As of June 30, 2013 and December 31, 2012, EWRS Turkey’s balance sheet accounts were translated at rates in effect as of those dates, respectively, and income and expense accounts were translated at the weighted average rates of exchange during those respective periods. Translation adjustments resulting from this process were also recognized under accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in interest and other income in the Company’s Consolidated Statements of Operations. The Company recorded a net foreign currency loss of $393,000 and $534,000 for the three and six month periods ended June 30, 2013, respectively, and a net foreign currency gain of approximately $133,000 for the year ended December 31, 2012.

Based on guidance provided in accordance with 280 Segment Reporting (“ASC 280”), the Company has analyzed the factors that define an operating segment and determined that there is only one operating segment. The nineteen locations are aggregated into one reportable segment because, in the Company’s judgment, these operating segments have similar historical economic characteristics and are expected to have similar economic characteristics in the future. Furthermore, each operating segment utilizes the same business model and technologies, servicing the same end users (radiation therapy patients). All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2.	Per Share Amounts

Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding. For the three and six months ended June 30, 2013 basic earnings per share was computed using 4,606,000 common shares, and diluted earnings per share was computed using 4,609,000 and 4,613,000 common shares and equivalents, respectively. For the three and six months ended June 30, 2012 basic earnings per share was computed using 4,612,000 common shares and diluted earnings per share was computed using 4,640,000 and 4,639,000 common shares and equivalents, respectively.

The computation for the three and six month periods ended June 30, 2013 excluded approximately 608,000 of the Company’s stock options because the exercise price of the options was higher than the average market price during those periods. The computation for the three and six month periods ended June 30, 2012 excluded approximately 310,000 of the Company’s stock options because the exercise price of the options was higher than the average market price during the periods.

Note 3.	Stock-based Compensation

On June 2, 2010, the Company’s shareholders approved an amendment and restatement of the 2006 Stock Incentive Plan (the “2006 Plan”). Among other things, the amendment and restatement renamed the 2006 Plan to the Incentive Compensation Plan (the “Plan”) and increased the number of shares of the Company’s common stock reserved for issuance under the Plan by an additional 880,000 shares from 750,000 shares to 1,630,000 shares. The shares are reserved for issuance to officers of the Company, other key employees, non-employee directors, and advisors. The Plan serves as successor to the Company’s previous two stock-based employee compensation plans, the 1995 and 2001 Stock Option Plans. The shares reserved under those two plans, including the shares of common stock subject to currently outstanding options under the plans, were transferred to the Plan, and no further grants or share issuances will be made under the 1995 and 2001 Plans. Under the Plan, there have been 115,000 restricted stock units granted, consisting primarily of annual automatic grants and deferred compensation to non-employee directors, and there are 608,000 options granted, of which 579,000 options are vested as of June 30, 2013.

Compensation expense associated with the Company’s stock-based awards to employees is calculated using the Black-Scholes valuation model. The Company’s stock-based awards have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates. The estimated fair value of the Company’s option grants is estimated using assumptions for expected life, volatility, dividend yield, and risk-free interest rate which are specific to each award. The estimated fair value of the Company’s options is amortized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Accordingly, stock-based compensation cost before income tax effect in the amount of $20,000 and $57,000 is reflected in net income for the three and six month periods ended June 30, 2013, compared to $27,000 and $59,000 in the same periods in the prior year, respectively. There were 18,000 options issued and no options exercised during both the three and six month periods ended June 30, 2013. There were no excess income tax benefits to report.

Note 4.	Common Stock Investment

As of June 30, 2013 the Company has a $2,701,000 investment in the common stock of Mevion Medical Systems, Inc. (“Mevion”), formerly Still River Systems, Inc., representing an approximate 0.77% interest in Mevion.  Compared to December 31, 2012 the investment was $2,687,000 which represented a 1.0% interest in the convertible preferred stock of Mevion.  In order to remain preferred each investor was asked to contribute the pro rata share of their investment as of April 2013.  The Company chose not to make an additional investment at this time therefore the Company’s investment was converted from preferred stock to common stock in April 2013.  The Company accounts for this investment under the cost method.

In June 2013 Mevion announced that it had secured a $55 million round of financing which will be used to accelerate the manufacturing and deployment of the Mevion S250. The funds were raised from existing equity investors, as well as from debt financing. The Company invested an additional $14,000 in this round, which was less than its full entitlement.

The Company reviews its investment for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value of the investment may not be recoverable. The Company evaluated this investment for impairment at December 31, 2012 and reviewed it at June 30, 2013 in light of both current market conditions and the ongoing needs of Mevion to raise cash to continue its development of the first compact, single room PBRT system. Based on its analysis, the Company estimates that there is currently an unrealized loss (impairment) of approximately $2.4 million.

In assessing whether the impairment is other than temporary, we evaluated the length of time and extent to which market value has been below cost, the financial condition and near term prospects of Mevion and our ability and intent to retain our investment for a period sufficient to allow for an anticipated recovery in the market value. Although the investment is not without risk, and the manufacture of the first unit has taken longer than originally anticipated, the Company believes that the current market value is a temporary situation brought on solely due to the delays in treating the first clinical patient.

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

The Company has a $9,000,000 renewable line of credit with a bank that has been in place since June 2004 and has a maturity date of August 1, 2014. The line of credit is drawn on from time to time as needed for equipment purchases and working capital. Amounts drawn against the line of credit are at an interest rate per year equal to the Bank’s prime rate minus 0.5 percentage point, or alternately, at the Company’s discretion, the LIBOR rate plus 1.0 percentage point, and are secured by the Company’s cash invested with the Bank. The Company is in compliance with all debt covenants under the agreement. The weighted average interest rate during the first six months of 2013 was 1.43%. At June 30, 2013, $8,700,000 was borrowed against the line of credit, compared to $8,550,000 at December 31, 2012.

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

The estimated fair value of the Company’s assets and liabilities as of June 30, 2013 and December 31, 2012 were as follows (in thousands):

	Level 1	Level 2	Level 3	Total	Carrying Value
June 30, 2013

Assets:
Cash, cash equivalents, restricted cash	$10,395			$10,395	$10,395
Receivables	5,467			$5,467	5,467
Common stock investment		300		$300	2,701
Total	$15,862	$300	$-	$16,162	$18,563

Liabilities
Accounts payable and other accrued liabilities	$2,982			$2,982	$2,982
Advances on line of credit	$8,700			$8,700	$8,700
Debt obligations			34,546	$34,546	34,268
Total	$11,682	$-	$34,546	$46,228	$45,950

December 31, 2012

Assets:
Cash, cash equivalents, restricted cash	$10,614			$10,614	$10,614
Receivables	4,107			$4,107	4,107
Preferred stock investment		1,300		$1,300	2,687
Total	$14,721	$1,300	$-	$16,021	$17,408

Liabilities
Accounts payable and other accrued liabilities	$1,979			$1,979	$1,979
Advances on line of credit	$8,550			$8,550	$8,550
Debt obligations			34,577	$34,577	34,684
Total	$10,529	$-	$34,577	$45,106	$45,213

Note 7.	Repurchase of Common Stock

In 1999 and 2001, the Board of Directors approved resolutions authorizing the Company to repurchase up to a total of 1,000,000 shares of its own stock on the open market, which the Board reaffirmed in 2008. There were no shares repurchased in the first or second quarter of 2013. In the second quarter 2012, the Company repurchased 9,000 shares at an average price of $3.26 per share. There are approximately 72,000 shares remaining under this repurchase authorization.

Note 8.	Income Taxes

We generally calculate our effective income tax rate at the end of an interim period using an estimate of the annual effective income tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate of the annual effective income tax rate cannot be made, we compute our provision for income taxes using the actual effective income tax rate for the year-to-date period. Our effective income tax rate is highly influenced by the amount of the nondeductible stock-based compensation associated with grants of our common stock options. A small change in estimated annual pretax income (loss) can produce a significant variance in the annual effective income tax rate given the expected amount of these items. Because of this variability, a reliable estimate of the annual effective income tax rate for 2013 cannot be made. As a result, we have computed our provision (benefit) for income taxes for the three and six month periods ended June 30, 2013 by applying the actual effective tax rate to income (loss) for the period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report to the Securities and Exchange Commission may be deemed to contain certain forward-looking statements with respect to the financial condition, results of operations and future plans of American Shared Hospital Services, which involve risks and uncertainties including, but not limited to, the risks of the Gamma Knife and radiation therapy businesses, the risks of developing The Operating Room for the 21st Century® program, and the risks of investing in a development-stage company, Mevion, without a proven product. Further information on potential factors that could affect the financial condition, results of operations and future plans of American Shared Hospital Services is included in the filings of the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and the definitive Proxy Statement for the Annual Meeting of Shareholders held on June 11, 2013.

The Company had nineteen Gamma Knife units in operation on June 30, 2013 and June 30, 2012. Three of the Company’s customer contracts are through subsidiaries where GKF or its subsidiary is the majority owner and managing partner. Eleven of the Company’s nineteen current Gamma Knife customers are under fee-per-use contracts, and eight customers are under retail arrangements. The Company’s two contracts to provide radiation therapy and related equipment services to existing Gamma Knife customers are considered retail arrangements. Retail arrangements are further classified as either turn-key or revenue sharing. Revenue from fee per use contracts is recorded on a gross basis as determined by each hospital’s contracted rate. Under turn-key arrangements, the Company receives payment from the hospital in the amount of its reimbursement from third party payors, and is responsible for paying all the operating costs of the equipment. Revenue is recorded on a gross basis and estimated based on historical experience of that hospital’s contracts with third party payors. For revenue sharing arrangements the Company receives a contracted percentage of the reimbursement received by the hospital. The gross amount the Company expects to receive is recorded as revenue and estimated based on historical experience.

In July 2013, The Centers for Medicare and Medicaid (“CMS”) proposed to reimburse hospitals for a complete course of treatment comprised of a single session of Stereotactic Radiosurgery (“SRS”) at $8,576 effective January 1, 2014. This payment level would apply to single session treatment for all forms of SRS – Cobalt-60 SRS (Gamma Knife), robotic linear accelerator (LINAC) SRS or non-robotic LINAC SRS. By comparison, effective April 1, 2013, the Gamma Knife was reimbursed by CMS at $3,300 and during the period January 1, 2013 to March 31, 2013 at $7,910. This CMS proposed reimbursement rate is subject to comments from interested parties, and could change. Final CMS reimbursement rates are anticipated to be issued in fall 2013.

Medical services revenue increased by $299,000 and $564,000 to $4,583,000 and $9,251,000 for the three and six month periods ended June 30, 2013 from $4,284,000 and $8,687,000 for the three and six month periods ended June 30, 2012, respectively. The increases for both the three and six month periods are primarily due to two new contracts that began operation in the second quarter 2012 and first quarter 2013, and increased volume at the Company’s existing Gamma Knife sites. The increase in Gamma Knife revenue was offset by a decrease in radiation therapy revenue. The decrease was due to a decline in volume at the existing radiation therapy sites. Revenue from the Company’s radiation therapy contracts decreased for the three and six month period by $101,000 and $229,000 to $372,000 and $738,000, respectively.

The number of Gamma Knife procedures increased by 138 and 214 to 665 and 1,255 for the three and six month periods ended June 30, 2013 from 527 and 1,041 in the same periods in the prior year, respectively. The increase is primarily due to the start of operations at two new Gamma Knife sites that were not in operation during the first quarter 2012. For the three and six month period, volume at eight of the Company’s sites where Perfexion units have been installed increased by 35% and 25% respectively.

Total costs of revenue increased by $279,000 and $263,000 to $2,690,000 and $5,240,000 for the three and six month periods ended June 30, 2013 from $2,411,000 and $4,977,000 for the three and six month periods ended June 30, 2012, respectively. Maintenance and supplies increased by $137,000 and $128,000 for the three and six month periods ended June 30, 2013 compared to the same periods in the prior year, due to higher contract maintenance expense for Gamma Knife units. Depreciation and amortization increased by $165,000 and $94,000 for the three and six month periods ended June 30, 2013 compared to the same periods in the prior year, primarily due to the start of two new sites that began operation in the fourth quarter 2012 and first quarter 2013. Furthermore, there were two upgrades performed at existing sites during the first and second quarters of 2013. Other direct operating costs decreased by $23,000 and increased by $41,000 for the three and six month periods ended June 30, 2013 compared to the same periods in the prior year. The decrease for the three month period is due to lower operating costs in connection with the Company’s retail sites, partially offset by higher marketing costs. For the six month period, the increase is primarily due to higher property taxes, state and county taxes, and marketing costs, partially offset by lower operating costs at the Company’s retail sites.

Selling and administrative costs increased by $44,000 and $255,000 to $1,153,00 and $2,388,000 for the three and six month periods ended June 30, 2013 from $1,109,000 and $2,133,000 for the same periods in the prior year, respectively. For the three month period the increase is due to commission fees and higher amortization expense, partially offset by lower legal and travel expense. For the six month period the increase was primarily due to higher payroll related costs, accounting and consulting fees and rent expense, partially offset by reduced legal fees. The higher rent expense is due to accrued rent expense of approximately $115,000 in the first quarter 2013, relating to a sublease of a portion of the Company’s office space. The rent accrual is required because the Company subleased a portion of its existing office space through the remainder of its lease term at a rate lower than its lease rate, which resulted in a cumulative loss through the remainder of the lease term.

Interest expense decreased by $83,000 and $186,000 to $456,000 and $927,000 for the three and six month periods ended June 30, 2013 from $539,000 and $1,113,000 for the three and six month periods ended June 30, 2012. For both the three and six month periods, lower interest expense was driven by lower expense related to the more mature units. The mature units have lower interest expense because interest expense decreases as the outstanding principal balance of each loan is reduced.

Interest and other income decreased by $20,000 and $7,000 to a loss of $6,000 and gain of $8,000 for the three and six month periods ended June 30, 2013 from $14,000 and $15,000 for the three and six month periods ended June 30, 2012, respectively. For both the three and six month periods, the decrease was primarily due to the write off of net book value for disposed assets of $20,000 in second quarter 2013.

The loss from foreign currency transactions increased by $393,000 and $534,000 to a loss of $393,000 and $534,000 for the three and six month period ended June 30, 2013 due to unfavorable exchange rate variances. There was a net loss from exchange rate variances of $534,000 in the second quarter 2013 compared to a $0 loss in the same period in the prior year.

The Company had income tax benefit of $12,000 and income tax expense of $40,000 for the three and six month period ended June 30, 2013 compared to income tax expense of $13,000 and $24,000 for the three and six month periods ended June 30, 2012, respectively. For the three month period ended June 30, 2013 the Company recorded an income tax benefit due to the net loss recorded. The six month period ended June 30, 2013 included an estimate for state income taxes of $18,000.

Net income attributable to non-controlling interest decreased by $192,000 and $204,000 to $19,000 and $227,000 for the three and six month periods ended June 30, 2013 from $211,000 and $431,000 for the three and six month periods ended June 30, 2012. Non-controlling interest primarily represents the 19% interest of GK Financing owned by a third party, as well as non-controlling interests in subsidiaries of GK Financing owned by third parties that began operations in 2011. Variances in net income attributable to non-controlling interest represent the relative increase or decrease in profitability of GKF and these ventures. For the three and six month periods, the decrease in net income attributable to non-controlling interest was primarily due to the loss on unfavorable exchange rate variances.

The Company had a net loss of $122,000, or ($0.03) per diluted share, and $97,000, or ($0.02) per diluted share, for the three and six month periods ended June 30, 2013, compared to net income of $15,000, or $0.00 per diluted share, and $24,000, or $0.01 per diluted share, in the same periods in the prior year, respectively. For the three and six month period, the decrease in net income was primarily due to the loss on unfavorable exchange rate variances.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $1,345,000 at June 30, 2013 compared to $1,564,000 at December 31, 2012. The Company’s cash position decreased by $219,000 due to payments for the purchase of property and equipment of $3,178,000, principal payments on long term debt and capital leases of $3,429,000, distributions to non-controlling interests of $385,000, and investment in convertible preferred stock of $14,000. These decreases were offset by net cash from operating activities of $3,591,000, capital contributions of $33,000, net advances on the Company’s line of credit with a bank of $150,000 and long term debt financing on the purchase of equipment of $3,013,000.

As of June 30, 2013, the Company has a $9,000,000 principal investment in a certificate of deposit with a bank at an interest rate of 0.45% and a maturity date in August 2013. At maturity date, the Company intends to roll over the certificate of deposit.

The Company has a two year renewable $9,000,000 line of credit with a bank, available as needed for equipment purchases and working capital. Amounts drawn against the line of credit are secured by the Company’s cash invested with the bank. At June 30, 2013 there was $8,700,000 drawn against the line of credit, compared to $8,550,000 at December 31, 2012.

The Company has scheduled interest and principal payments under its debt obligations of approximately $5,398,000 and scheduled capital lease payments of approximately $5,018,000 during the next 12 months. The Company believes that its cash flow from operations and cash resources are adequate to meet its scheduled debt and capital lease obligations during the next 12 months.

The Company as of June 30, 2013 had shareholders’ equity of $24,605,000, working capital of $5,628,000 and total assets of $73,835,000.

Commitments

The Company has a $2,701,000 common stock investment in Mevion, a development stage company, which is considered a long-term investment on the balance sheet and is recorded at cost. As of June 30, 2013, the Company also has $3,000,000 in non-refundable deposits toward the purchase of three MEVION S250 proton beam radiation therapy (PBRT) systems from Mevion. The Company has entered into an agreement with a radiation oncology physician group which has contributed $400,000 towards the deposits on the third system. The Company’s first PBRT system has an anticipated delivery date in the first half of 2014.

The Company has made non-refundable deposits totaling $5,147,000 towards the purchase of a LGK Model 4 Gamma Knife unit to be installed at a site in Peru, a Perfexion unit at an existing customer site, and two Perfexion units scheduled to be installed at sites yet to be determined.

Including the commitments for the three MEVION S250 systems, the three Perfexion units, and the LGK Model 4 Gamma Knife unit, the Company has total remaining commitments to purchase equipment in the amount of approximately $40,000,000. It is the Company’s intent to finance the remaining purchase commitments as needed, and a financing commitment has been obtained for the first MEVION S250 system and for the unit in Peru. However, due to the current economic and credit market conditions it has been more difficult to obtain financing for some of the Company’s projects. The Company expects that it will be able to obtain financing on the commitments for the remaining Perfexion units. The Company also expects that it will be able to obtain financing commitments from lenders for its other two PBRT systems now that Mevion has obtained FDA approval on the MEVION S250. However, there can be no assurance that financing will be available for the Company’s current or future projects, or at terms that will be acceptable to the Company.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage or prepayment features. The Company does not have affiliation with partnerships, trusts or other entities whose purpose is to facilitate off-balance sheet financial transactions or similar arrangements, and therefore has no exposure to the financing, liquidity, market or credit risks associated with such entities. At June 30, 2013 the Company had no significant long-term, market-sensitive investments.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of June 30, 2013, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the chief executive officer and the chief financial officer, and recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in our internal control over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There are no changes from those listed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	[Removed and Reserved.]

Item 5.	Other Information.

None.

Item 6.	Exhibits.
(a)	Exhibits

The following exhibits are filed herewith:

10.26b	Second Amendment to Lease Agreement dated effective as of May 28, 1999, between GK Financing, LLC and Froedtert Memorial Lutheran Hospital, Inc. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)

10.35b	Addendum Two to Lease Agreement dated effective as of October 31, 2012, between GK Financing, LLC and OSF Healthcare System (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)

10.46a	Addendum to Equipment Lease Agreement (Perfexion Upgrade) dated effective as of June 8, 2012, between GK Financing, LLC and Northern Westchester Hospital Center (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	The following materials from the Quarterly Report on Form 10-Q for American Shared Hospital Services for the quarter ended June 30, 2013, filed on August 14, 2013, formatted in XBRL: Condensed Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012; Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012; Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the six months ended June 30, 2013 and 2012; Condensed Consolidated Statement of Shareholder’s Equity for the periods ended December 31, 2011 and 2012 and six months ended June 30, 2013 (unaudited); Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; and Notes to the Unaudited Condensed Consolidated Financial Statements, detail tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SHARED HOSPITAL SERVICES

Registrant

Date:	August 14, 2013	/s/ Ernest A. Bates, M.D.
Ernest A. Bates, M.D.
Chairman of the Board and Chief Executive Officer

Date:	August 14, 2013	/s/ Craig K. Tagawa
Craig K. Tagawa
Senior Vice President
Chief Operating and Financial Officer

