Form 10-Q
period 2013-09-30
AMERICAN SHARED HOSPITAL SERVICES
filed 2013-11-14
CIK 744825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
________________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013 or

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

As of November 1, 2013, there are outstanding 4,608,870 shares of the Registrant’s common stock.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
ASSETS	September 30, 2013	December 31, 2012

Current assets:
Cash and cash equivalents	$1,955,000	$1,564,000
Restricted cash	50,000	50,000
Certificate of deposit	9,000,000	9,000,000
Accounts receivable, net of allowance for
doubtful accounts of $100,000 in 2013
and $100,000 in 2012	4,715,000	3,706,000
Other receivables	298,000	401,000
Prepaid expenses and other current assets	615,000	925,000
Current deferred tax assets	316,000	310,000

Total current assets	16,949,000	15,956,000

Property and equipment:
Medical equipment and facilities	85,489,000	84,453,000
Office equipment	738,000	694,000
Deposits and construction in progress	7,560,000	9,754,000
	93,787,000	94,901,000
Accumulated depreciation and
amortization	(42,265,000)	(41,224,000)
Net property and equipment	51,522,000	53,677,000

Investment in common stock	2,701,000	-
Investment in preferred stock	-	2,687,000
Other assets	982,000	1,003,000

Total assets	$72,154,000	$73,323,000

LIABILITIES AND	(unaudited)
SHAREHOLDERS' EQUITY	September 30, 2013	December 31, 2012

Current liabilities:
Accounts payable	$867,000	$263,000
Employee compensation and benefits	217,000	168,000
Customer deposits/deferred revenue	722,000	747,000

Other accrued liabilities	1,591,000	801,000
Current portion of long-term debt	4,379,000	3,932,000
Current portion of obligations under capital leases	3,843,000	3,742,000

Total current liabilities	11,619,000	9,653,000

Long-term debt, less current portion	11,187,000	13,837,000
Long-term capital leases, less current portion	12,884,000	13,173,000
Advances on line of credit	8,740,000	8,550,000

Deferred income taxes	3,280,000	3,280,000

Shareholders' equity:
Common stock (4,609,000 shares at September 30, 2013
and 4,606,000 shares at December 31, 2012)	8,578,000	8,578,000
Additional paid-in capital	4,971,000	4,902,000
Accumulated other comprehensive income (loss)	(424,000)	(357,000)
Retained earnings	6,508,000	6,806,000
Total equity-American Shared Hospital Services	19,633,000	19,929,000
Non-controlling interest in subsidiary	4,811,000	4,901,000
Total shareholders' equity	24,444,000	24,830,000

Total liabilities and shareholders' equity	$72,154,000	$73,323,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Medical services revenue	$4,396,000	$4,236,000	$13,647,000	$12,923,000

Costs of revenue:

Maintenance and supplies	470,000	383,000	1,317,000	1,102,000

Depreciation and amortization	1,615,000	1,532,000	4,658,000	4,481,000

Other direct operating costs	730,000	626,000	2,080,000	1,935,000

	2,815,000	2,541,000	8,055,000	7,518,000

Gross Margin	1,581,000	1,695,000	5,592,000	5,405,000

Selling and administrative expense	887,000	960,000	3,275,000	3,093,000

Interest expense	532,000	525,000	1,459,000	1,638,000

Operating income	162,000	210,000	858,000	674,000

Loss on foreign currency transactions	(306,000)	-	(840,000)	-
Interest and other income	11,000	10,000	19,000	25,000

Income (loss) before income taxes	(133,000)	220,000	37,000	699,000

Income tax expense (benefit)	-	28,000	40,000	52,000

Net income (loss)	(133,000)	192,000	(3,000)	647,000

Less: Net income attributable to non-controlling interests	(1,000)	(183,000)	(227,000)	(614,000)

Net income (loss) attributable to American Shared Hospital Services	$(134,000)	$9,000	$(230,000)	$33,000

Net income (loss) per share:

Earnings (loss) per common share - basic	$(0.03)	$-	$(0.05)	$0.01

Earnings (loss) per common share - assuming dilution	$(0.03)	$-	$(0.05)	$0.01

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Net income (loss) attributable to American Shared Hospital Services	$(134,000)	$9,000	$(230,000)	$33,000

Other comprehensive income (loss):
Foreign currency translation adjustments	(51,000)	(120,000)	(111,000)	(120,000)

Total comprehensive income (loss)	(185,000)	(111,000)	(341,000)	(87,000)
Less comprehensive income (loss) attributable to the non-controlling interest	(22,000)	(52,000)	(44,000)	(52,000)

Comprehensive income (loss) attributable to American Shared Hospital Services	$(163,000)	$(59,000)	$(297,000)	$(35,000)

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	PERIODS ENDED DECEMBER 31, 2011 AND 2012 AND SEPTEMBER 30, 2013
				Accumulated
			Additional	Other			Non-controlling
	Common	Common	Paid-in	Comprehensive	Retained	Sub-Total	Interests in
	Shares	Stock	Capital	Income (Loss)	Earnings	ASHS	Subsidiaries	Total

Balances at January 1, 2011	4,597,000	$8,606,000	$4,703,000	$-	$6,262,000	$19,571,000	$3,473,000	$23,044,000

Stock based compensation expense	14,000	-	125,000	-	-	125,000	-	125,000

Investment in subsidiaries by non-controlling interests	-	-	-	-	-	-	1,509,000	1,509,000

Cash distributions to non-controlling interests	-	-	-	-	-	-	(996,000)	(996,000)

Net income	-	-	-	-	506,000	506,000	983,000	1,489,000

Balances at December 31, 2011	4,611,000	8,606,000	4,828,000	-	6,768,000	20,202,000	4,969,000	25,171,000

Repurchase of common stock	(9,000)	(28,000)	-	-	-	(28,000)	-	(28,000)
				-
Stock based compensation expense	4,000	-	74,000	-	-	74,000	-	74,000

Investment in subsidiaries by non-controlling interests	-	-	-	-	-	-	217,000	217,000

Cumulative translation adjustment	-	-	-	(357,000)	-	(357,000)	(280,000)	(637,000)

Cash distributions to non-controlling interests	-	-	-	-	-	-	(780,000)	(780,000)

Net income	-	-	-	-	38,000	38,000	775,000	813,000

Balances at December 31, 2012	4,606,000	8,578,000	4,902,000	(357,000)	6,806,000	19,929,000	4,901,000	24,830,000

Stock based compensation expense	3,000	-	69,000		-	69,000	-	69,000

Investment in subsidiaries by non-controlling interests	-	-	-	-	(68,000)	(68,000)	207,000	139,000

Cumulative translation adjustment	-	-	-	(67,000)	-	(67,000)	(44,000)	(111,000)

Cash distributions to non-controlling interests	-	-	-	-	-	-	(480,000)	(480,000)

Net loss	-	-	-	-	(230,000)	(230,000)	227,000	(3,000)

Balances at September 30, 2013 (unaudited)	4,609,000	$8,578,000	$4,971,000	$(424,000)	$6,508,000	$19,633,000	$4,811,000	$24,444,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months ended September 30,
	2013	2012
Operating activities:
Net (loss) income	$(3,000)	$647,000

Adjustments to reconcile net income to net cash from operating activities:

Depreciation and amortization	4,746,000	4,563,000

Deferred income tax	(6,000)	-

Cumulative translation adjustment and other	840,000	-

Stock based compensation expense	69,000	62,000

Loss (gain) on sale of assets	-	3,000

Changes in operating assets and liabilities:

Receivables	(966,000)	(372,000)

Prepaid expenses and other assets	193,000	(542,000)

Customer deposits/deferred revenue	(25,000)	263,000

Accounts payable and accrued liabilities	1,437,000	(228,000)

Net cash from operating activities	6,285,000	4,396,000

Investing activities:
Payment for purchase of property and equipment	(3,293,000)	(4,103,000)

Investment in subsidiaries by non-controlling interests	139,000	169,000

Payment for repurchase of common stock	-	(29,000)

Investment in convertible preferred stock	(14,000)	(31,000)

Net cash from investing activities	(3,168,000)	(3,994,000)

Financing activities:
Principal payments on long-term debt	(2,584,000)	(2,946,000)

Principal payments on capital leases	(2,916,000)	(2,796,000)

Long term debt financing on property and equipment	3,109,000	3,925,000

Advances on line of credit	269,000	950,000

Payments on line of credit	(79,000)	(600,000)

Distributions to non-controlling interests	(480,000)	(679,000)

Net cash from financing activities	(2,681,000)	(2,146,000)

Effect of changes in foreign exchange rates on cash	(45,000)	(120,000)

Net change in cash and cash equivalents	391,000	(1,864,000)

Cash and cash equivalents at beginning of period	1,564,000	2,580,000

Cash and cash equivalents at end of period	$1,955,000	$716,000

Supplemental cash flow disclosure:
Cash paid during the period for:

Interest	$1,522,000	$1,782,000

Income taxes	$42,000	$147,000

Schedule of non-cash investing and financing activities
Acquisition of equipment with capital lease financing	$2,625,000	$264,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly American Shared Hospital Services’ consolidated financial position as of September 30, 2013 and the results of its operations for the three and nine month periods ended September 30, 2013 and 2012, which results are not necessarily indicative of results on an annualized basis.  Consolidated balance sheet amounts as of December 31, 2012 have been derived from audited financial statements.

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

The Company through its majority-owned subsidiary, GKF, provided Gamma Knife units to nineteen medical centers as of September 30, 2013 in the states of Arkansas, California, Connecticut, Florida, Illinois, Massachusetts, Mississippi, Nevada, New Jersey, New Mexico, New York, Tennessee, Oklahoma, Ohio, Texas and Wisconsin, and in Turkey.

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

During 2012 and 2013, the Company’s partner in its Turkey operation, its partners in the Jacksonville Gamma Knife operation and the Albuquerque Gamma Knife operation have made investments in EWRS, JGKE, and AGKE respectively. These investments are included in the line item “Non-controlling interests in subsidiaries” in the Company’s financial statements.

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

As of September 30, 2013 and December 31, 2012, EWRS Turkey’s balance sheet accounts were translated at rates in effect as of those dates, respectively, and income and expense accounts were translated at the weighted average rates of exchange during those respective periods. Translation adjustments resulting from this process were also recognized under accumulated other comprehensive income (loss).  Gains and losses from foreign currency transactions are listed in the Company’s Consolidated Statements of Operations.  The Company recorded a net foreign currency loss of $306,000 and $840,000 for the three and nine month periods ended September 30, 2013, respectively, and a net foreign currency gain of approximately $133,000 for the year ended December 31, 2012.

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

Note 2.                   Per Share Amounts

Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding.  For the three and nine months ended September 30, 2013 basic earnings per share was computed using 4,609,000 common shares, and diluted earnings per share was computed using 4,612,000 and 4,613,000 common shares and equivalents, respectively.  For the three and nine months ended September 30, 2012 basic earnings per share was computed using 4,606,000 and 4,610,000 common shares respectively and diluted earnings per share was computed using 4,630,000 and 4,635,000 common shares and equivalents, respectively.

The computation for the three and nine month periods ended September 30, 2013 excluded approximately 580,000 of the Company’s stock options because the exercise price of the options was higher than the average market price during those periods.  The computation for the three and nine month periods ended September 30, 2012 excluded approximately 310,000 of the Company’s stock options because the exercise price of the options was higher than the average market price during the periods.

Note 3.	Stock-based Compensation

On June 2, 2010, the Company’s shareholders approved an amendment and restatement of the 2006 Stock Incentive Plan (the “2006 Plan”). Among other things, the amendment and restatement renamed the 2006 Plan to the Incentive Compensation Plan (the “Plan”) and increased the number of shares of the Company’s common stock reserved for issuance under the Plan by an additional 880,000 shares from 750,000 shares to 1,630,000 shares. The shares are reserved for issuance to officers of the Company, other key employees, non-employee directors, and advisors. The Plan serves as successor to the Company’s previous two stock-based employee compensation plans, the 1995 and 2001 Stock Option Plans. The shares reserved under those two plans, including the shares of common stock subject to currently outstanding options under the plans, were transferred to the Plan, and no further grants or share issuances will be made under the 1995 and 2001 Plans. Under the Plan, there have been 115,000 restricted stock units granted, consisting primarily of annual automatic grants and deferred compensation to non-employee directors, and there are 609,000 options granted, of which 576,000 options are vested as of September 30, 2013.

Compensation expense associated with the Company’s stock-based awards to employees is calculated using the Black-Scholes valuation model. The Company’s stock-based awards have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates. The estimated fair value of the Company’s option grants is estimated using assumptions for expected life, volatility, dividend yield, and risk-free interest rate which are specific to each award. The estimated fair value of the Company’s options is amortized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Accordingly, stock-based compensation cost before income tax effect in the amount of $11,000 and $69,000 is reflected in net income for the three and nine month periods ended September 30, 2013, compared to $3,000 and $62,000 in the same periods in the prior year, respectively. There were 3,500 options issued and no options exercised during the three month period ended September 30, 2013. There were 21,500 options issued and no options exercised during the nine month period ended September 30, 2013. There were no excess income tax benefits to report.

Note 4.	Common Stock Investment

                As of September 30, 2013 the Company has a $2,701,000 investment in the common stock of Mevion Medical Systems, Inc. (“Mevion”), formerly Still River Systems, Inc., representing an approximate 0.77% interest in Mevion. At December 31, 2012 the investment was $2,687,000 which represented a 1.0% interest in the convertible preferred stock of Mevion. The Company’s investment was converted to common stock in April 2013 when it declined to participate in a new financing round. Therefore the Company’s investment was converted from preferred stock to common stock in April 2013. The Company accounts for this investment under the cost method.

In June 2013 Mevion announced that it had secured a $55 million round of financing which will be used to accelerate the manufacturing and deployment of the Mevion S250. The funds were raised from existing equity investors, as well as from debt financing. The Company invested an additional $14,000 in this round.

The Company reviews its investment for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value of the investment may not be recoverable. The Company evaluated this investment for impairment at December 31, 2012 and reviewed it at September 30, 2013 in light of both current market conditions and the ongoing needs of Mevion to raise cash to continue its development of the first compact, single room PBRT system. Based on its analysis, the Company estimates that there is currently an unrealized loss (impairment) of approximately $2.4 million.

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

The Company has a $9,000,000 renewable line of credit with a bank that has been in place since June 2004 and has a maturity date of August 1, 2015.  The line of credit is drawn on from time to time as needed for equipment purchases and working capital.  Amounts drawn against the line of credit are at an interest rate per year equal to the Bank’s prime rate minus 0.5 percentage point, or alternately, at the Company’s discretion, the LIBOR rate plus 1.0 percentage point, and are secured by the Company’s cash invested with the Bank.  The Company is in compliance with all debt covenants under the agreement.  The weighted average interest rate during the first nine months of 2013 was 1.44%.  At September 30, 2013, $8,740,000 was borrowed against the line of credit, compared to $8,550,000 at December 31, 2012.

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

The estimated fair value of the Company’s assets and liabilities as of September 30, 2013 and December 31, 2012 were as follows (in thousands):

	Level 1	Level 2	Level 3	Total	Carrying Value
September 30, 2013

Assets:
Cash, cash equivalents, restricted cash	$11,005			$11,005	$11,005
Receivables	5,013			$5,013	5,013
Common stock investment			300	$300	2,701
Total	$16,018	$-	$300	$16,318	$18,719

Liabilities
Accounts payable and other accrued liabilities	$3,397			$3,397	$3,397
Advances on line of credit	$8,740			$8,740	$8,740
Debt obligations			31,870	$31,870	32,293
Total	$12,137	$-	$31,870	$44,007	$44,430

December 31, 2012

Assets:
Cash, cash equivalents, restricted cash	$10,614			$10,614	$10,614
Receivables	4,107			$4,107	4,107
Preferred stock investment			1,300	$1,300	2,687
Total	$14,721	$-	$1,300	$16,021	$17,408

Liabilities
Accounts payable and other accrued liabilities	$1,979			$1,979	$1,979
Advances on line of credit	$8,550			$8,550	$8,550
Debt obligations			34,577	$34,577	34,684
Total	$10,529	$-	$34,577	$45,106	$45,213

Note 7.	Repurchase of Common Stock

In 1999 and 2001, the Board of Directors approved resolutions authorizing the Company to repurchase up to a total of 1,000,000 shares of its own stock on the open market, which the Board reaffirmed in 2008.  There were no shares repurchased in the first nine months of 2013.  In 2012, the Company repurchased 9,000 shares at an average price of $3.26 per share.  There are approximately 72,000 shares remaining under this repurchase authorization.

Note 8.	Income Taxes

We generally calculate our effective income tax rate at the end of an interim period using an estimate of the annual effective income tax rate expected to be applicable for the full fiscal year.  However, when a reliable estimate of the annual effective income tax rate cannot be made, we compute our provision for income taxes using the actual effective income tax rate for the year-to-date period.  Our effective income tax rate is highly influenced by the amount of the nondeductible stock-based compensation associated with grants of our common stock options.  A small change in estimated annual pretax income (loss) can produce a significant variance in the annual effective income tax rate given the expected amount of these items.  Because of this variability, a reliable estimate of the annual effective income tax rate for 2013 cannot be made.  As a result, we have computed our provision (benefit) for income taxes for the three and nine month periods ended September 30, 2013 by applying the actual effective tax rate to income (loss) for the period.

Note 9.	Reclassification

Certain comparative amounts in the consolidated financial statements have been reclassified to conform to the current quarter’s presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company had nineteen Gamma Knife units in operation on September 30, 2013 and eighteen Gamma Knife units in operation on September 30, 2012. Four of the Company’s customer contracts are through subsidiaries where GKF or its subsidiary is the majority owner and managing partner. Eleven of the Company’s nineteen current Gamma Knife customers are under fee-per-use contracts, and eight customers are under retail arrangements. The Company’s two contracts to provide radiation therapy and related equipment services to existing Gamma Knife customers are considered retail arrangements. Retail arrangements are further classified as either turn-key or revenue sharing. Revenue from fee per use contracts is recorded on a gross basis as determined by each hospital’s contracted rate. Under turn-key arrangements, the Company receives payment from the hospital in the amount of its reimbursement from third party payors, and is responsible for paying all the operating costs of the equipment. Revenue is recorded on a gross basis and estimated based on historical experience of that hospital’s contracts with third party payors. For revenue sharing arrangements the Company receives a contracted percentage of the reimbursement received by the hospital. The gross amount the Company expects to receive is recorded as revenue and estimated based on historical experience.

In July 2013, The Centers for Medicare and Medicaid (“CMS”) proposed to reimburse hospitals for a complete course of treatment comprised of a single session of Stereotactic Radiosurgery (“SRS”) at $8,576 effective January 1, 2014. In August 2013, CMS revised its proposed SRS rate to $5,615. This payment level would apply to single session treatment for all forms of SRS – Cobalt-60 SRS (Gamma Knife), robotic linear accelerator (LINAC) SRS or non-robotic LINAC SRS. By comparison, effective April 1, 2013, the Gamma Knife was reimbursed by CMS at $3,300 and during the period January 1, 2013 to March 31, 2013 at $7,910. The CMS proposed 2014 reimbursement rate is subject to comments from interested parties, and could change. Final CMS reimbursement rates are anticipated to be issued in late November 2013.

Medical services revenue increased by $160,000 and $724,000 to $4,396,000 and $13,647,000 for the three and nine month periods ended September 30, 2013 from $4,236,000 and $12,923,000 for the three and nine month periods ended June 30, 2012, respectively. The increases for both the three and nine month periods are primarily due to two new contracts that began operation in the second quarter 2012 and first quarter 2013, and increased volume at the Company’s existing Gamma Knife sites. The increase in Gamma Knife revenue was offset by a decrease in radiation therapy revenue. The decrease was due to a decline in volume at the existing radiation therapy sites. Revenue from the Company’s radiation therapy contracts decreased for the three and nine month period by $89,000 and $318,000 to $361,000 and $1,099,000, respectively.

The number of Gamma Knife procedures increased by 70 and 171 to 632 and 1,918 for the three and nine month periods ended September 30, 2013 from 523 and 1,564 in the same periods in the prior year, respectively. The increase is primarily due to the start of operations of two new Gamma Knife sites, one in the second quarter of 2012, and one in the first quarter of 2013. For the three and nine month period, volume at the Company’s sites where Perfexion units have been installed increased by 18% and 23% respectively. Much of this increase is due to addition of new Perfexion units.

Total costs of revenue increased by $274,000 and $537,000 to $2,815,000 and $8,055,000 for the three and nine month periods ended September 30, 2013 from $2,541,000 and $7,518,000 for the three and nine month periods ended September 30, 2012, respectively. Maintenance and supplies increased by $87,000 and $215,000 for the three and nine month periods ended September 30, 2013 compared to the same periods in the prior year, due to higher contract maintenance expense for Gamma Knife units. Depreciation and amortization increased by $83,000 and $177,000 for the three and nine month periods ended September 30, 2013 compared to the same periods in the prior year, primarily due to the start of two new sites that began operation in the second quarter 2012 and first quarter 2013. Furthermore, there were two upgrades performed at existing sites during the first and second quarters of 2013. Other direct operating costs increased by $104,000 and $145,000 for the three and nine month periods ended September 30, 2013 compared to the same periods in the prior year. The increase for the three month period is due to higher property taxes and retail operating costs. For the nine month period, the increase is primarily due to higher property taxes and marketing costs.

Selling and administrative costs decreased by $73,000 for the three month period ended September 30, 2013 to $887,000 from $960,000 in the three month period ended September 30, 2012, and increased $182,000 for the nine month period ended September 30, 2013 to $3,275,000 from $3,093,000 for the nine month period ended September 30, 2013. For the three month period the decrease is due to lower salary expense, office rent and travel expense. This reduction was offset by higher marketing expenses. For the nine month period the increase was primarily due to higher marketing expenses, legal and consulting fees and rent expense, partially offset by reduced travel costs. The higher rent expense is due to accrued rent expense of approximately $115,000 in the first quarter 2013, relating to a sublease of a portion of the Company’s office space. The rent accrual is required because the Company subleased a portion of its existing office space through the remainder of its lease term at a rate lower than its lease rate, which resulted in a cumulative loss through the remainder of the lease term.

Interest expense increased by $7,000 to $532,000 for the three month period ended September 30, 2013 from $525,000 for the same period ended September 30, 2012. Interest expense increased due to the new unit that began operation in the second quarter. For the nine month period ended September 30, 2013, interest expense decreased by $179,000 to $1,459,000 from $1,638,000 for the nine month period ended September 30, 2012. For the nine month periods, lower interest expense was driven by lower expense related to the more mature units. The mature units have lower interest expense because interest expense decreases as the outstanding principal balance of each loan is reduced.

Interest and other income increased by $1,000 to a gain of $11,000 for the three month period ended September 30, 2013. For the nine months interest and other income decreased by $6,000 to a gain of $19,000 for the nine month period ended September 30, 2013. For the nine month period, the decrease was primarily due to the write off of net book value for disposed assets of $20,000 in second quarter 2013.

The loss from foreign currency transactions was $306,000 for the three month period ended September 30, 2013 and $840,000 for the nine month period ended September 30, 2013 due to unfavorable exchange rate variances.

The Company had income tax expense of $0 and of $40,000 for the three and nine month period ended September 30, 2013, respectively, compared to income tax expense of $28,000 and $52,000 for the three and nine month periods ended September 30, 2012, respectively. The nine month period ended September 30, 2013 included an estimate for state income taxes of $27,000.

Net income attributable to non-controlling interest decreased by $182,000 and $387,000 to $1,000 and $227,000 for the three and nine month periods ended September 30, 2013 from $183,000 and $614,000 for the three and nine month periods ended September 30, 2012. Non-controlling interest primarily represents the 19% interest of GK Financing owned by a third party, as well as non-controlling interests in subsidiaries of GK Financing owned by third parties that began operations in 2011. Variances in net income attributable to non-controlling interest represent the relative increase or decrease in profitability of GKF and these ventures. For the three and nine month periods, the decrease in net income attributable to non-controlling interest was primarily due to the loss on unfavorable exchange rate variances.

The Company had a net loss of $134,000, or ($0.03) per diluted share, and $230,000, or ($0.05) per diluted share, for the three and nine month periods ended September 30, 2013, compared to net income of $9,000, or $0.00 per diluted share, and $33,000, or $0.01 per diluted share, in the same periods in the prior year, respectively. For the three and nine month period, the decrease in net income was primarily due to the loss on unfavorable exchange rate variances.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $1,955,000 at September 30, 2013 compared to $1,564,000 at December 31, 2012.  The Company’s cash position increased by $391,000 due to an increase of cash from operating activities of $6,240,000, capital contributions of $139,000, net advances on the Company’s line of credit with a bank of $190,000 and long term debt financing on the purchase of equipment of $3,109,000. These increases were offset by payments for the purchase of property and equipment of $3,293,000, principal payments on long term debt and capital leases of $5,500,000, distributions to non-controlling interests of $480,000, and investment in convertible preferred stock of $14,000.

As of September 30, 2013, the Company has a $9,000,000 principal investment in a certificate of deposit with a bank at an interest rate of 0.10% and a maturity date in August 2014.  At maturity date, the Company intends to roll over the certificate of deposit.

The Company has a two year renewable $9,000,000 line of credit with a bank, available as needed for equipment purchases and working capital.  Amounts drawn against the line of credit are secured by the Company’s cash invested with the bank.  At September 30, 2013 there was $8,740,000 drawn against the line of credit, compared to $8,550,000 at December 31, 2012.

The Company has scheduled interest and principal payments under its debt obligations of approximately $5,290,000 and scheduled capital lease payments of approximately $4,790,000 during the next 12 months.  The Company believes that its cash flow from operations and cash resources are adequate to meet its scheduled debt and capital lease obligations during the next 12 months.

The Company as of September 30, 2013 had shareholders’ equity of $24,444,000, working capital of $5,330,000 and total assets of $72,154,000.

Commitments

The Company has a $2,701,000 common stock investment in Mevion, a development stage company, which is considered a long-term investment on the balance sheet and is recorded at cost.  As of September 30, 2013, the Company also has $3,000,000 in non-refundable deposits toward the purchase of three MEVION S250 proton beam radiation therapy (PBRT) systems from Mevion. The Company has entered into an agreement with a radiation oncology physician group which has contributed $400,000 towards the deposits on the third system. The Company’s first PBRT system has an anticipated delivery date in the first half of 2014.

The Company has made non-refundable deposits totaling $1,945,000 towards the purchase of a LGK Model 4 Gamma Knife unit to be installed at a site in Peru, a Perfexion unit at an existing customer site, and two Perfexion units scheduled to be installed at sites yet to be determined.

Including the commitments for the three MEVION S250 systems, the three Perfexion units, and the LGK Model 4 Gamma Knife unit, the Company has total remaining commitments to purchase equipment in the amount of approximately $40,000,000. It is the Company’s intent to finance the remaining purchase commitments as needed. However, due to the current economic and credit market conditions it has been more difficult to obtain financing for some of the Company’s projects. The Company expects that it will be able to obtain financing on the commitments for the remaining Perfexion units. The Company also expects that it will be able to obtain financing from lenders for its PBRT systems now that Mevion has obtained FDA approval on the MEVION S250. However, there can be no assurance that financing will be available for the Company’s current or future projects, or at terms that will be acceptable to the Company.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage or prepayment features. The Company does not have affiliation with partnerships, trusts or other entities whose purpose is to facilitate off-balance sheet financial transactions or similar arrangements, and therefore has no exposure to the financing, liquidity, market or credit risks associated with such entities. At September 30, 2013 the Company had no significant long-term, market-sensitive investments.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of September 30, 2013, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the chief executive officer and the chief financial officer, and recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in our internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following exhibits are filed herewith:

10.66
ADDENDUM FIVE TO LEASE AGREEMENT FOR A GAMMA KNIFE UNIT dated effective as of May 18, 2012, entered into between GK Financing, LLC, and Sunrise Hospital and Medical Center, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.
The following materials from the Quarterly Report on Form 10-Q for American Shared Hospital Services for the quarter ended September 30, 2013, filed on November 14, 2013, formatted in XBRL: Condensed Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012; Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012; Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2013 and 2012; Condensed Consolidated Statement of Shareholder’s Equity for the periods ended December 31, 2011 and 2012 and nine months ended September 30, 2013 (unaudited); Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and Notes to the Unaudited Condensed Consolidated Financial Statements, detail tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SHARED HOSPITAL SERVICES
Registrant

Date:	November 14, 2013	/s/ Ernest A. Bates, M.D.
Ernest A. Bates, M.D.
Chairman of the Board and Chief Executive Officer

Date:	November 14, 2013	/s/ Craig K. Tagawa
Craig K. Tagawa
Senior Vice President
Chief Operating and Financial Officer

