Form 10-K
period 2013-12-31
AMERICAN SHARED HOSPITAL SERVICES
filed 2014-03-31
CIK 744825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2013

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2013, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $7,342,000.

Number of shares of common stock of the registrant outstanding as of March 1, 2014: 4,608,870.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

1

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

PART I

ITEM 1. BUSINESS

GENERAL

American Shared Hospital Services (“ASHS” and, together with its subsidiaries, the “Company”) provides Gamma Knife stereotactic radiosurgery equipment and radiation therapy and related equipment to seventeen (17) medical centers in sixteen (16) states in the United States and two medical centers in Turkey, as of March 1, 2014. The Company provides Gamma Knife services through its 81% indirect interest in GK Financing, LLC, a California limited liability company (“GKF”). The remaining 19% of GKF is owned by GKV Investments, Inc., a wholly owned U.S. subsidiary of Elekta AG, a Swedish company (“Elekta”). Elekta is the manufacturer of the Leksell Gamma Knife® (the “Gamma Knife”). GKF is a non-exclusive provider of alternative financing services for Elekta Gamma Knife units.

GKF has established the wholly-owned subsidiaries, GK Financing U.K., Limited (“GKUK”), Instituto de Gamma Knife del Pacifico S.A.C. (“GKPeru”), the 70% majority owned subsidiary EWRS, LLC (“EWRS”), and the wholly-owned subsidiaries GKFDB#1, LLC (“GKFDB1”) and GKFDB#2, LLC (“GKFDB2”) for the purpose of providing similar Gamma Knife services in England, Peru, Turkey and Brazil, respectively. The remaining 30% of EWRS is owned by EMKA, LLC, a wholly owned limited liability company owned by Mert Ozyurek, Director of American Shared Hospital Services.

EWRS owns 100% of EWRS Tibbi Cihazlar Ticaret Ltd Sti (“EWRS Turkey”). GKFDB1 and GKFDB2 each own 50% of a Brazilian subsidiary, GKF do Brasil Equipamentos Medicos LTDA (“GKF do Brasil”). GKF also owns a 51% interest in Albuquerque GK Equipment, LLC (“AGKE”) and Jacksonville GK Equipment, LLC (“JGKE”). The remaining 49% in each of these two companies is owned by radiation oncologists.

GKUK is inactive, and GKF do Brasil is not expected to generate revenue during the next twelve months. The Company is in the final stages of liquidating GKF do Brasil.

Gamma Knife revenue accounted for 92% of the Company’s revenue in 2013. The Company also provides Image Guided Radiation Therapy (“IGRT”) and related equipment to two medical centers located in Massachusetts and Turkey which accounted for 8% of the Company’s revenue in 2013.

In April 2006, the Company invested $2,000,000 for a minority equity interest in Mevion Medical Systems, Inc. (formerly Still River Systems, Inc.) (“Mevion”), a Littleton, Massachusetts company which, in collaboration with scientists from MIT’s Plasma Science and Fusion Center, is developing a medical device for the treatment of cancer patients using proton beam radiation therapy (“PBRT”). In September 2007, December 2011, and June 2012 the Company invested approximately $617,000, $70,000 and $31,000, respectively, for additional equity interests in Mevion. The Company has deposited an additional $3,000,000 towards the purchase of three Mevion S250 PBRT systems (“Mevion S250”) from Mevion for anticipated delivery beginning in 2014. The Mevion units are single treatment PBRT systems. In 2012, Mevion received clearance for the Mevion S250 with the U.S. Food and Drug Administration (“FDA”), and in 2011 it received Conformite Europeene Mark (“CE Mark”) certification. Mevion’s first MEVION S250 system, located at Barnes-Jewish Hospital in St. Louis, MO (“Barnes-Jewish Hospital”), treated its first patient on December 19, 2013.

The Company may also expand its financing model to include two-room PBRT systems to major medical centers in the United States and abroad. This effort remains in the development stage and no significant revenues are expected in the next two years.

The Company continues to develop its design and business model for “The Operating Room for the 21st Century” SM (“OR21” SM). OR21 is not expected to generate significant revenue within the next two years.

The Company also wholly-owns the subsidiaries ASHSDB#1, LLC (“ASHSDB1”) and ASHSDB#2, LLC (“ASHSDB2”) which each own 50% of a Brazilian subsidiary, ASHS do Brasil Equipamentos Medicos LTDA (“ASHS do Brasil”), which was formed to provide medical equipment services other than the Gamma Knife to hospitals and medical centers in Brazil. The Company is in the process of liquidating ASHS do Brasil.

The Company was incorporated in the State of California in 1983 and its predecessor, Ernest A. Bates, M.D., Ltd. (d/b/a American Shared Hospital Services), a California limited partnership, was formed in June 1980.

OPERATIONS

Gamma Knife Operations

Gamma Knife stereotactic radiosurgery, a non-invasive procedure, is an alternative to conventional brain surgery or can be an adjunct to conventional brain surgery, radiation therapy, or chemotherapy. Compared to conventional surgery, Gamma Knife radiosurgery usually is an out-patient procedure with lower risk of complications and can be provided at a lower cost. Typically, Gamma Knife patients resume their pre-surgical activities one or two days after treatment. The Gamma Knife treats patients with 201 single doses of gamma rays that are focused with great precision on small and medium sized, well circumscribed and critically located structures in the brain. During 2006 Elekta introduced a new Gamma Knife model, the Perfexion™ unit (“Perfexion”), which treats patients with 192 single doses of gamma rays and will also provide the ability to perform procedures on areas of the upper cervical spine. The Gamma Knife delivers a concentrated dose of gamma rays from Cobalt-60 sources housed in the Gamma Knife. The Cobalt-60 sources converge at the target area and deliver a dose that is high enough to destroy the diseased tissue without damaging surrounding healthy tissue.

The Gamma Knife treats selected malignant and benign brain tumors, arteriovenous malformations, and functional disorders including trigeminal neuralgia (facial pain). Research is being conducted to determine whether the Gamma Knife can be effective in the treatment of epilepsy and other functional disorders.

As of December 31, 2013, there were approximately 130 Gamma Knife sites in the United States and more than 300 units in operation worldwide. Based on the most recent available data, an estimated percentage breakdown of Gamma Knife procedures performed in the U.S. by indications treated is as follows: malignant (47%) and benign (29%) brain tumors, vascular disorders (8%), and functional disorders (16%).

The Company, as of March 1, 2014, has nineteen (19) operating Gamma Knife units located at seventeen (17) sites in the United States and two sites in Turkey. In addition, the Company owns three Gamma Knife units that are pending trade-in or placement elsewhere at future Gamma Knife sites. The Company’s first Gamma Knife commenced operation in September 1991. The Company’s Gamma Knife units performed approximately 2,500 procedures in 2013 for a cumulative total of approximately 31,000 procedures through December 31, 2013.

Revenue from Gamma Knife services for the Company during each of the last five (5) years ended December 31, and the percentage of total revenue of the Company represented by the Gamma Knife for each of the last five years, are set forth below:

Year Ended December 31,	Total Gamma Knife Revenue (in thousands)		Gamma Knife % of Total Revenue
2013	$16,127		91.7%
2012	$15,154		88.9%
2011	$21,077	(1)	94.9%
2010	$15,600		93.6%
2009	$15,505		92.5%

(1)	includes $4,984,000 of equipment sales revenue from the sale of a Gamma Knife system to an existing Gamma Knife customer at the end of the contract term.

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

GKF’s profits and/or losses and any cash distributions are allocated based on membership interests. GKF’s operating agreement requires that it have a cash reserve of at least $50,000 before cash distributions are made to its members. From inception to December 31, 2013, GKF has distributed $40,014,000 to the Company and $9,386,000 to the non-controlling member.

Image Guided Radiation Therapy Operations

The Company’s radiation therapy business currently consists of one IGRT system that began operation in September 2007, and another that began operation in December 2011, both at existing Gamma Knife customer sites. Revenue generated under IGRT services accounted for approximately 8% of the Company’s total revenue in 2013.

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

Based on the most recently available information, there are approximately 4,000 linear accelerator based radiation therapy units installed in the United States, and it is estimated that a majority of these units provide IMRT, IGRT or a combination of this advanced radiation therapy capability. Radiation therapy services are provided through approximately 2,350 hospital based and free-standing oncology centers.

Additional information on our operations can be found in Item 6–“Selected Financial Data”, Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 of our consolidated financial statements beginning on page A-8 of this report.

CUSTOMERS

The Company’s current business is the outsourcing of stereotactic radiosurgery services and radiation therapy services. The Company typically provides the equipment, as well as planning, installation, reimbursement and marketing support services. The majority of the Company’s customers pay the Company on a fee per use basis. The market for these services primarily consists of major urban medical centers. The business is capital intensive; the total cost of a Gamma Knife or IGRT facility usually ranges from $3 million to $5.5 million, including equipment, site construction and installation. The Company pays for the equipment and the medical center generally pays for site and installation costs. The following is a listing of the Company’s sites as of March 1, 2014:

Customers (Gamma Knife except as noted)	Original Term of Contract	Year Contract Began	Basis of Payment

Southwest Texas Methodist Hospital	10 years	1998	Fee per use
San Antonio, Texas
Yale New Haven Hospital	10 years	1998	Fee per use
New Haven, Connecticut
Kettering Medical Center	10 years	1999	Revenue sharing
Kettering, Ohio
Tufts Medical Center	10 years	1999	Fee per use
Boston, Massachusetts
University of Arkansas for Medical Sciences	15 years	1999	Revenue sharing
Little Rock, Arkansas
Froedtert Memorial Lutheran Hospital	10 years	1999	Fee per use
Milwaukee, Wisconsin
JFK Medical Center	10 years	2000	Fee per use
Edison, New Jersey
Sunrise Hospital and Medical Center	10 years	2001	Fee per use
Las Vegas, Nevada
Central Mississippi Medical Center	10 years	2001	Fee per use
Jackson, Mississippi
OSF Saint Francis Medical Center	10 years	2001	Fee per use
Peoria, Illinois
Albuquerque Regional Medical Center	10 years	2003	Fee per use
Albuquerque, New Mexico
Northern Westchester Hospital	10 years	2005	Fee per use
Mt. Kisco, New York
Mercy Health Center	10 years	2005	Revenue Sharing
Oklahoma City, Oklahoma
Tufts Medical Center (IGRT)	10 years	2007	Revenue Sharing
Boston, Massachusetts
USC University Hospital	10 years	2008	Fee per use
Los Angeles, California
Ft. Sanders Regional Medical Center	10 years	2011	Revenue Sharing
Knoxville, Tennessee
St. Vincent’s Medical Center	10 years	2011	Revenue Sharing
Jacksonville, Florida
Sacred Heart Medical Center	10 years	2013	Revenue Sharing
Pensacola, Florida
Baskent University Application and Research Center	8 years	2011	Revenue Sharing
Adana, Turkey
Baskent University Application and Research Center (IGRT)	5 years	2011	Revenue Sharing
Adana, Turkey
Florence Nightingale Hospital	12 years	2012	Revenue Sharing
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

In 2013, two customers accounted for approximately 10%, each, of the Company’s total revenue. In 2012, two customers accounted for approximately 13% and 11% each of the Company’s total revenue. In 2011, one customer accounted for approximately 25% of the Company’s total revenue. Included in total revenue for 2011 was $4,984,000 in equipment sales revenue to this customer whose contract ended. Excluding this transaction, in 2011 there were two customers who accounted for approximately 13% and 11% each of total revenue.

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

FINANCING

The Company’s U.S. IGRT site is owned by ASHS and is financed at approximately 100% of the total project cost, under a loan that fully amortizes over an 84 month period and is fully collateralized by the equipment, the customer contract and accounts receivable.

The Company’s Gamma Knife business is operated through GKF. GKF generally finances its U.S. Gamma Knife units, upgrades and additions with loans or capital leases from various finance companies for 100% of the cost of each Gamma Knife, plus any sales tax, customs and duties. GKF’s international operations are financed at approximately 85% of the cost of the equipment. The financing is predominantly fully amortized over an 84 month period and is collateralized by the equipment, customer contracts and accounts receivable, and is generally without recourse to the Company and Elekta.

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

The Gamma Knife APC rate is modified periodically but the total reimbursement amount has historically remained fairly constant. Effective January 1, 2012, total Gamma Knife reimbursement based on all commonly used billing codes decreased by approximately 2% (to approximately $9,308) compared to 2011. This follows a 4% increase in 2011, a 3% decrease in 2010 and a 5% decrease in 2009 compared to the prior years, respectively. The Company has six Gamma Knife contracts from which its revenue is directly affected by changes in payment rates under the APC system.

On January 2, 2013, Congress enacted The American Taxpayer Relief Act of 2012, which reduced the reimbursement rate for outpatient Gamma Knife treatment to the reimbursement rate for one (1) linear accelerator outpatient treatment session. This is significant because Gamma Knife treatment usually requires only one session as opposed to multiple treatments for linear accelerators. Thus, while reimbursement for a complete program of linear accelerator treatment will usually be a multiple of the reimbursement rate for a single treatment session, reimbursement for Gamma Knife treatment will be limited to the equivalent of one linear accelerator treatment session. It was for this reason (and due to the higher costs of obtaining and maintaining Gamma Knife equipment) that CMS has historically supported a higher reimbursement rate for Gamma Knife treatment than the reimbursement rates for linear accelerator treatment. The net effect is that, commencing April 1, 2013, Gamma Knife delivery code reimbursement was reduced from $7,910 to $3,300. All other Gamma Knife reimbursement codes remain unchanged. This directly affected the Company under its six Gamma Knife contracts from which the Company's revenue is directly affected by changes in payment rates under the APC system. In addition, with respect to its other contracts under which the Company is paid a fixed payment for each Gamma Knife procedure, even though the fixed contract rate payable to the Company will not change, in light of the lower Gamma Knife revenues that will be received by the Company's customers (i.e., hospitals), three of the Company’s customer contracts were revised. Effective January 1, 2014, the Gamma Knife delivery code reimbursement was increased approximately 9%.

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

There are several competing manufacturers of proton beam systems, including Mevion, IBA Particle Therapy Inc., Hitachi Ltd., Optivus Proton Therapy Inc., Varian Medical Systems, Inc. (Accel), Sumitomo Heavy Industries, ProTom International, Inc. and Mitsubishi Electric. The Company has invested in Mevion and has made deposits towards the purchase of three of the Mevion S250 systems. The Mevion system potentially provides cancer centers the opportunity to introduce single treatment room PBRT services with cost in the range of approximately $25 to $30 million rather than four and five PBRT treatment room programs costing in excess of $120 million. The Mevion system received FDA approval in the second quarter of 2012 and the first clinical treatment occurred in December 2013.

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

EMPLOYEES

At December 31, 2013, the Company employed nine 9 people on a full-time basis. None of these employees is subject to a collective bargaining agreement and there is no union representation within the Company. The Company maintains various employee benefit plans and believes that its employee relations are good.

EXECUTIVE OFFICERS OF THE COMPANY

The following table provides current information concerning those persons who serve as executive officers of the Company. The executive officers were appointed by the Board of Directors and serve at the discretion of the Board of Directors.

Name:	Age:	Position:
Ernest A. Bates, M.D.	77	Chairman of the Board of Directors and Chief Executive Officer
Craig K. Tagawa	60	Senior Vice President - Chief Operating and Financial Officer
Ernest R. Bates	47	Vice President of Sales and Business Development

Ernest A. Bates, M.D., founder of the Company, has served in the positions listed above since the incorporation of the Company.  A board-certified neurosurgeon, Dr. Bates is Emeritus Vice Chairman of the Board of Trustees of the Johns Hopkins University and serves on the Board of Visitors of the Johns Hopkins Medical Center and the Johns Hopkins Neurosurgery Advisory Board.  He serves on the boards of Shared Imaging and FasterCures.  Dr. Bates was appointed to the California Commission for Jobs and Economic Growth and the Magistrate Judge Merit Selection Panel. From 1981-1987 he was a member of the Board of Governors of the California Community Colleges, and he served on the California High Speed Rail Authority from 1997 to 2003.  Dr. Bates is a member of the Board of Overseers at the University of California, San Francisco, School of Nursing.  Dr. Bates is a Partner in Black Coyote Chateau Wines, LLC.  He is a graduate of the School of Arts and Sciences of the Johns Hopkins University, and he earned his medical degree at the University of Rochester School of Medicine and Dentistry.

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

The Federal Reimbursement Rate for Gamma Knife Treatments Has Been Substantially Reduced

The American Taxpayer Relief Act of 2012, enacted by Congress on January 2, 2013 included a provision that reduced Medicare’s reimbursement rate for Gamma Knife services by nearly 60% (from $7,910 to $3,300 per treatment session) beginning April 1, 2013. This reduced the revenues under the Company’s six contracts where payments are based on reimbursement rates to its medical center customers. It also resulted in the revision of contracts at three (3) medical centers with fixed fee contracts to reflect the decreased reimbursement revenues to be received by the hospitals. These changes will adversely affect the Company’s Gamma Knife revenues and overall financial results in the future.

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

The Market for the Gamma Knife is Limited

There is a limited market for the Gamma Knife, and the market in the United States may be mature. The Company has begun operation at only seven new Gamma Knife sites in the United States since 2004. Due to the substantial costs of acquiring a Gamma Knife unit, we must identify medical centers that possess neurosurgery and radiation oncology departments capable of performing a large number of Gamma Knife procedures. As of December 31, 2013, there were approximately 130 operating Gamma Knife units in the United States, of which 17 units were owned by us. There are more than 300 units in operation worldwide, and the Company owned two operational international units as of December 31, 2013. There can be no assurance that we will be successful in placing additional units at any sites in the future. The Company’s existing contracts with its customers are fixed in length and there can be no assurance that the customers will wish to extend the contract beyond the end of the term.

The Company Has a High Level of Debt

The Company’s business is capital intensive. The Company finances an IGRT system through ASHS and its Gamma Knife units and another IGRT system through its GKF subsidiary. The amounts financed through GKF have been generally non-recourse to ASHS. The Company’s combined long term debt and present value of capital leases totals $32,461,000 as of December 31, 2013 and is collateralized by the Gamma Knife and IGRT equipment and other assets, including accounts receivable and future proceeds from any contract between the Company and any end user of the financed equipment. This high level of debt may adversely affect the Company’s ability to secure additional credit in the future, and as a result may affect operations and profitability. If default on debt occurs in the future, the Company’s creditors would have the ability to accelerate the defaulted loan, to seize the Gamma Knife unit or other equipment with respect to which default has occurred, and to apply any collateral they may have at the time to cure the default. The Company also has a line of credit with a bank, against which it has drawn $8,840,000 as of December 31, 2013.

A Small Number of Customers Account for a Major Portion of our Revenues

A limited number of customers have historically accounted for a substantial portion of the Company’s total revenue, and the Company expects such customer concentration to continue for the foreseeable future. For example, in 2013, two customers each accounted for more than 10% of the Company’s revenue, and six customers in total accounted for more than 50% of the Company’s revenue. The loss of a significant customer or a significant decline in the business from the Company’s largest customers could have a material adverse effect on the Company’s business and results of operations.

The Market for the Company’s Services is Competitive

The Company estimates that there are three other companies that actively provide alternative, non-conventional Gamma Knife financing to potential customers. We believe there are no competitor companies that currently have more than three Gamma Knife units in operation. The Company’s relationship with Elekta, the manufacturer of the Leksell Gamma Knife unit, is non-exclusive, and in the past the Company has lost sales to customers that chose to purchase a Gamma Knife unit directly from Elekta. In addition, the Company may continue to lose future sales to such customers and may also lose future sales to its competitors. There can be no assurance that the Company will be able to successfully compete against others in placing future units.

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

International Operations

The Company has made an effort to expand its operations internationally and has active or projected operations in Turkey and Peru. International operations can be subject to exchange rate volatility which could have an adverse effect on our financial results and cash flows. For instance, the debt for our Turkish operation is denominated in U.S. dollars, but the funds generated to pay the debt are in Turkish lira, so our ability to repay the debt is subject to exchange rate exposure. In addition, international operations can be subject to legal and regulatory uncertainty and political and economic instability, which could result in problems asserting property or contractual rights, potential tariffs, increased compliance costs, increased regulatory scrutiny, potential adverse tax consequences, the inability to repatriate funds to the United States, and the Company’s inability to operate in those locations.

New Technology and Products Could Result in Equipment Obsolescence

There is constant change and innovation in the market for highly sophisticated medical equipment. New and improved medical equipment can be introduced that could make the Gamma Knife technology obsolete and that would make it uneconomical to operate. During 2000, Elekta introduced an upgraded Gamma Knife which cost approximately $3.6 million plus applicable tax and duties. This upgrade includes an Automatic Positioning System™ (“APS”), and therefore involves less health care provider intervention. In early 2005, Elekta introduced a new upgrade, the Gamma Knife Model 4C (“Model 4C”). The cost to upgrade existing units to the Model 4C with APS is estimated to be approximately $200,000 to $1,000,000, depending on the current Gamma Knife configuration. In 2006 Elekta introduced a new model of the Gamma Knife, the Perfexion, which costs approximately $4.5 million plus applicable taxes and duties. The Perfexion can perform procedures faster than previous Gamma Knife models and it provides the additional ability to perform procedures on areas of the cervical spine. Existing models of the Gamma Knife are not upgradeable to the Perfexion model. As of March 1, 2014, 14 of the Company’s Gamma Knife units are Perfexion models; of the Company’s remaining Gamma Knife units, three are Model 4C with APS and two are upgradeable to more advanced Model 4C units. The failure to acquire or use new technology and products could have a material adverse effect on our business and results of operations.

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

The Company Has Invested in a Proton Beam Business that is Developmental and Unproven

We have committed a substantial amount of our financial resources to next-generation proton beam technology. The first MEVION S250 system began treating patients in December 2013. We have committed to purchase three Mevion S250 systems, and have already made deposits of $3,000,000 towards this commitment. There can be no assurance that we will recover this investment or future investments, or our $2,701,000 minority investment in Mevion.

The Trading Volume of Our Common Stock is Low

Although our common stock is listed on the NYSE Amex Exchange, our common stock has experienced low trading volume, both historically and recently. Reported average daily trading volume in our common stock for the three-month period ended December 31, 2013 was approximately 5,600 shares. There is no reason to think that a more active trading market in our common stock will develop in the future. Limited trading volume subjects our common stock to greater price volatility and may make it difficult for you to sell your shares in a quantity or at a price that is attractive to you.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company's corporate offices are located at Four Embarcadero Center, Suite 3700, San Francisco, California, where it leases approximately 4,640 square feet for $24,741 per month with a lease expiration date in May 2016. The Company has subleased approximately 3,500 rentable square feet of the office space for $15,458 per month. The sublease expires in May 2016. The Company also has a satellite office in Fairfield, California, where it leases 895 square feet for $2,238 per month with a lease expiration date in April 2014.

For the year ended December 31, 2013 the Company's aggregate net rental expenses for all properties were approximately $549,000.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividend Policy

The Company's common shares, no par value (the "Common Shares"), are currently traded on the NYSE Amex Exchange. At December 31, 2013, the Company had 4,608,870 issued and outstanding common shares, 595,580 common shares reserved for options, 3,000 restricted stock units issued and 84,929 restricted stock units reserved for issuance.

The following table sets forth the high and low closing sale prices of the Common Shares of the Company on the NYSE Amex Exchange for each full quarter for the last two fiscal years.

	Prices for Common Shares
Quarter Ending	High	Low
March 31, 2012	$3.45	$2.55
June 30, 2012	$3.41	$2.85
September 30, 2012	$3.22	$2.79
December 31, 2012	$2.99	$2.35
March 31, 2013	$2.80	$1.87
June 30, 2013	$2.31	$1.55
September 30, 2013	$3.21	$2.14
December 31, 2013	$3.01	$2.31

The Company estimates that there were approximately 1,300 beneficial holders of its Common Shares at December 31, 2013.

There were no dividends declared or paid during 2013 or 2012. Dividends had been paid by the Company from 2001 to 2007, but during 2007 the Board of Directors suspended dividends for the purpose of preserving cash for the development of its PBRT business. The Company did not pay cash dividends prior to 2001.

Stock Repurchase Program

In 1999 and 2001, the Board of Directors approved resolutions authorizing the Company to repurchase up to a total of 1,000,000 shares of its own stock on the open market from time to time at prevailing prices, and in 2008 the Board reaffirmed these authorizations. There were no shares repurchased in 2013. In 2012 there were approximately 9,000 shares repurchased at a cost of approximately $28,000. There were no shares repurchased during 2011 or 2010. In 2009 and 2008, the Company repurchased approximately 119,000 and 316,000 shares of its stock, respectively. Prior to 2008, there were no shares repurchased on the open market since the year ended December 31, 2001. A total of approximately 928,000 shares have been repurchased in the open market pursuant to these authorizations at a cost of approximately $1,956,000. As of December 31, 2013 there are approximately 72,000 shares remaining under the repurchase authorizations.

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

Equity Compensation Plans

During 2013 no holders of options to acquire the Company’s common stock exercised their respective rights pursuant to such securities; however, 3,000 new shares of common stock were issued to the Company’s Board of Directors and Corporate Secretary from stock grants that vested in 2013. Additional information regarding our equity compensation plans is incorporated herein by reference from the 2013 Proxy Statement. Also, see Note 9-Shareholders’ Equity to the Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

Summary of Operations	Year Ended December 31,
	(Amounts in thousands except per share data)
	2013	2012	2011	2010	2009
Revenue	$17,584	$17,048	$22,221	$16,675	$16,768
Costs of revenue	10,640	10,118	14,224	9,466	9,781
Selling and administrative expense	4,025	4,045	4,041	4,240	3,928
Transaction costs	-	-	-	-	342
Interest expense	1,799	2,155	2,367	2,104	2,064
Total expenses	16,464	16,318	20,632	15,810	16,115
Income from operations	1,120	730	1,589	865	653
Gain (loss) foreign currency transactions	(1,174)	132	(27)	0	0
Interest and other income	25	58	135	107	60
Income (loss) before income taxes	(29)	920	1,697	972	713
Income tax expense	84	107	208	166	247
Net income (loss)	$(113)	$813	$1,489	$806	$466
Less net income attributable to non-controlling interest	(199)	(775)	(983)	(749)	(654)
Net income (loss) attributable to ASHS	$(312)	$38	$506	$57	$(188)

Net income (loss) per common share attributable to ASHS:
Basic	$(0.07)	$0.01	$0.11	$0.01	$(0.04)
Assuming dilution	$(0.07)	$0.01	$0.11	$0.01	$(0.04)
See accompanying note (1)

Balance Sheet Data	As of December 31,
	(Amounts in thousands)
	2013	2012	2011	2010	2009
Cash and cash equivalents	$1,909	$1,564	$2,580	$1,438	$833
Certificate of deposit and securities	9,000	9,000	9,000	9,000	9,000
Restricted cash	50	50	50	50	50
Working capital (deficit)	(4,079)	(2,697)	(1,329)	(1,369)	(2,503)
Total assets	71,742	73,323	74,535	65,340	60,621
Advances on line of credit	8,840	8,550	7,850	8,500	7,900
Current portion of long-term debt and capital leases	8,771	7,674	7,616	6,073	6,705
Long-term debt/capital leases, less current portion	23,690	27,010	28,135	23,170	19,069
Shareholders' equity	$24,055	$24,830	$25,171	$23,044	$22,755
See accompanying note (1)

(1) In 1995, the Company entered into an operating agreement granting to American Shared Radiosurgery Services (a California corporation and a wholly-owned subsidiary of the Company) an 81% ownership interest in GKF. During 2010 and 2011, GKF established new operating subsidiaries, EWRS, EWRS Turkey, AGKE, and JGKE, and other subsidiaries that are not yet operational. Accordingly, the financial data for the Company presented above include the results of GKF and its subsidiaries for the periods 2009 through 2013.

This financial data as of December 31, 2013, 2012 and 2011 and for the years ended December 31, 2013, 2012 and 2011 should be read in conjunction with our consolidated financial statements and the notes thereto beginning on page A-1 of this report and with Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Revenue is recognized when services have been rendered and collectability is reasonably assured, on either a fee per use or revenue sharing basis. The Company has contracts with eleven hospitals for fee per use services and ten hospitals for retail services. Under both of these types of agreements, the hospital is responsible for billing patients and collection of fees for services performed. Revenue associated with installation of the Gamma Knife and IGRT units, if any, is a part of the negotiated lease amount and not a distinctly identifiable amount. The costs, if any, associated with installation of the units are amortized over the period of the related lease to match revenue recognition of these costs.

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

ASHS has one agreement and GKF has nine agreements that are based on revenue sharing. These can be further classified as either “turn-key” arrangements or “revenue sharing” arrangements. For GKF’s four turn-key sites, GKF is solely responsible for the costs to acquire and install the Gamma Knife. In return, GKF receives payment from the hospital in the amount of its reimbursement from third party payors. Revenue is recognized by the Company during the period in which the procedure is performed, and is estimated based on what can be reasonably expected to be paid by the third party payor to the hospital. The estimate is primarily determined from historical experience and hospital contracts with third party payors. These estimates are reviewed on a regular basis and adjusted as necessary to more accurately reflect the expected payment amount. The Company also records an estimate of operating costs associated with each procedure during the period in which the procedure is performed. Costs are determined primarily based on historical treatment protocols and cost schedules with the hospital. The Company’s estimated operating costs are reviewed on a regular basis and adjusted as necessary to more accurately reflect the actual operating costs. Revenue for turn-key sites is recorded on a gross basis, and the operating expenses the Company reimburses to the hospital are recorded in other operating costs.

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

Revenue from retail arrangements amounted to approximately 44%, 47% and 28% of total revenue for the years ended December 31, 2013, 2012 and 2011, respectively. Because the revenue estimates are reviewed on a quarterly basis, any adjustments required for past revenue estimates would result in an increase or reduction in revenue during the current quarterly period.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is estimated based on possible losses relating to the Company’s customers. The Company receives reimbursement from the customer based on the customer’s collections from individuals and third-party payors such as insurance companies and Medicare. Receivables are charged against the allowance in the period that they are deemed uncollectible.

If the Company’s net accounts receivable estimates for revenue sharing customers as of December 31, 2013 changed by as much as 10% based on actual collection information, it would have the effect of increasing or decreasing revenue by approximately $297,000.

Carrying Value of Mevion Investment

The Company carries its investment in Mevion at cost ($2,701,000) and reviews it for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value of the investment may not be recoverable. In assessing whether the impairment is other than temporary, we evaluate the length of time and extent to which market value has been below cost, the financial condition and near term prospects of Mevion and our ability and intent to retain our investment for a period sufficient to allow for an anticipated recovery in the market value. Mevion announced on June 11, 2012 that it had received final FDA 510(k) clearance for its Mevion S250 proton therapy system, the world’s first superconducting synchrocyclotron. Clearance allows a hospital to begin treating patients as soon as installation of the system has been completed. Earlier in 2012 Mevion announced that it had received CE Mark certification for its Mevion S250 Proton Therapy System, which allows Mevion to market, sell and install the system throughout the European Union and any country recognizing the CE Mark approval. First clinical treatment by a MEVION S250 system occurred in December 2013. The investment in Mevion is not without certain risk, and the operation of the first unit took longer than originally anticipated. However, the Company believes that the current market value, which we believe to be less than cost, is a temporary situation and is not a reflection on the progress or viability of Mevion or its PBRT design, and believes that our investment in Mevion is only temporarily impaired. If the Company’s view changes, it could be required to write off some or all of its investment, which would have a material negative impact on earnings in the period. For additional information, see “Impairment Analysis of Investment in Equity Securities.”

GENERAL

Recent Development

The American Taxpayer Relief Act of 2012 reduces Medicare’s reimbursement rate for Gamma Knife services from $7,910 to $3,300 per treatment effective April 1, 2013. These cuts directly reduced revenue at the Company’s six U.S. “retail” Gamma Knife sites, where we receive a percentage of the hospital’s Medicare reimbursement. This reduction also resulted in the revision of three agreements with fixed fee arrangements. Effective January 1, 2014, the Gamma Knife delivery code reimbursement was increased approximately 9%.

2013 Results

For the year ended December 31, 2013, 92% of the Company’s revenue was derived from its Gamma Knife business, and the remaining 8% from its IGRT business. For the year ended December 31, 2012, 89% of the Company’s revenue was derived from its Gamma Knife business, and the remaining 11% from its IGRT business. For the year ended December 31, 2011, 95% of the Company’s revenue was derived from its Gamma Knife business, and the remaining 5% from its IGRT business.

TOTAL REVENUE

(in thousands)	2013	Increase (Decrease)	2012	Increase (Decrease)	2011
Total revenue	$17,584	3.1%	$17,048	(23.3)%	$22,221

Total revenue increased by 3.1% compared to 2012 primarily due to an increase in Gamma Knife revenue. Total Gamma Knife revenue increased 6.4% from 2012, offset by a 23.1% decrease in IGRT revenue. Total revenue decreased by 23.3% in 2012 compared to 2011 primarily due to equipment sales revenue of $4,984,000 in 2011, where there was no equipment sales revenue in 2012. In addition a 5.6% decrease in Gamma Knife revenue in 2012 compared to 2011 was partially offset by a 65.6% increase in IGRT revenue.

Gamma Knife Revenue

Total Gamma Knife revenue for 2013 increased 6.4% to $16,127,000 compared to $15,154,000 in 2012. Total Gamma Knife revenue for 2012 decreased 28.1% to $15,154,000 compared to $21,077,000 in 2011. The revenue for 2011 includes $4,984,000 of equipment sales revenue, which was generated by the sale of a new Perfexion unit to an existing Gamma Knife customer in conjunction with the early termination of the customer lease. Revenue from this equipment sale is not considered medical services revenue, and is not included in the table below.

	2013	Increase (Decrease)	2012	Increase (Decrease)	2011
Medical services revenue from Gamma Knife (in thousands)	$16,127	6.4%	$15,154	(5.8)%	$16,093
Number of Gamma Knife procedures	2,482	18.6%	2,092	7.1%	1,954
Average revenue per procedure	$6,498	(10.3)%	$7,244	(12.0)%	$8,236

The increase in revenue in 2013 compared to 2012 was primarily due to the increase in number of Gamma Knife procedures, offset by a decrease in the average revenue per procedure. The decrease in revenue in 2012 compared to 2011 was primarily due to the loss of revenue in 2012 from a site where the contract ended in the third quarter 2011. In addition, revenue declined at several sites, partially offset by increases in revenue at other sites including sites that started operation during 2011 and one new site that began operation in the second quarter 2012. The Company had nineteen Gamma Knife units in operation at December 31, 2013, 2012 and 2011.

The number of Gamma Knife procedures performed in 2013 increased by 390 compared to 2012, primarily due to an increase in procedures at existing sites and procedures at a new site, which began operations in April 2013. Furthermore, 2013 was the first full year of operations for the two sites in Turkey. This increase was partially offset by lower procedure volumes at several other sites. The number of Gamma Knife procedures performed in 2012 increased by 138 compared to 2011, primarily due to an increase in the number of procedures performed at sites that began operation in 2011 and a new site that began operation in the second quarter 2012. This was partially offset by lower procedure volumes at several other sites.

Revenue per procedure decreased by $746 in 2013 and by $992 in 2012 compared to the prior years, respectively. For 2013, this decrease is primarily due to the impact of the American Taxpayer Relief Act of 2012 that became effective April 1, 2013, and increased activity at sites with lower revenue per procedure than the Company’s historical average. For 2012, this is primarily due to an increase in procedures at two sites that began operation in 2011 and 2012 where the contracted revenue per procedure is lower than the Company’s historical average, and a decrease in revenue per procedure at one of the Company’s existing retail sites. The Company’s contracts generally have different procedure rates because their investment basis varies, so revenue per procedure can vary year to year depending primarily on the mix of procedures performed at certain locations.

IGRT Revenue

(In thousands)	2013	Increase (Decrease)	2012	Increase (Decrease)	2011
Medical services revenue from IGRT	$1,457	(23.1)%	$1,894	65.6%	$1,144

Medical services revenue from the Company’s IGRT contracts decreased by $437,000 in 2013 compared to 2012. The decrease in 2013 was due to lower volume at the Company’s existing sites. Medical services revenue from the Company’s IGRT contracts increased $750,000 in 2012 compared to 2011. The increase in 2012 was due to revenue generated for the entire year from a new site that began operation during the fourth quarter 2011, and higher revenue at the Company’s previously existing site.

COSTS OF REVENUE

(In thousands)	2013	Increase (Decrease)	2012	Increase (Decrease)	2011
Total costs of revenue	$10,640	5.2%	$10,118	(28.9)%	$14,224
Percentage of total revenue	60.5%		59.4%		64.0%

The Company's costs of revenue, consisting of cost of equipment sales, maintenance and supplies, depreciation and amortization, and other operating expenses (such as insurance, property taxes, sales taxes, marketing costs and operating costs from the Company’s retail sites) increased by $522,000 in 2013 compared to 2012 and decreased by $4,106,000 in 2012 compared to 2011.

Costs of operations in 2011 included $4,146,000 in cost of equipment sales, compared to no cost of equipment sales in 2013 and 2012. Cost of equipment sales is specific to equipment sales revenue, and represents approximately 19% of total revenue in 2011.

The Company's maintenance and supplies costs were 10.2% of total revenue in 2013, 9.0% of total revenue in 2012 and 7.0% of total revenue in 2011. Maintenance and supplies costs increased by $262,000 in 2013 compared to 2012 and $45,000 in 2012 compared to 2011. The increase in 2013 compared to 2012 is primarily due to several of the Company’s sites that had been upgraded to Perfexion units in 2013, which have higher maintenance costs. In addition, the units in Turkey had maintenance contracts which began in May 2013. The increase in 2012 compared to 2011 is primarily due to an increase in costs of maintenance not covered under maintenance contracts. This was partially offset by lower contract maintenance costs due to warranty periods continuing into a portion of 2012 for Perfexion units that started during 2011.

Depreciation and amortization costs as a percentage of total revenue were 35.9%, 35.0%, and 28.0% in 2013, 2012 and 2011, respectively. Depreciation and amortization costs increased $344,000 in 2013 compared to 2012 and decreased $162,000 in 2012 compared to 2011. The increase in 2013 compared to 2012 is due to the addition of one new Perfexion unit, plus two existing sites that were reloaded with new cobalt and one site that was upgraded to a Perfexion unit, therefore increasing the value of the unit and depreciation expense for those sites. The decrease in 2012 compared to 2011 is primarily because depreciation was adjusted for salvage value on three Gamma Knife units, the life was adjusted on three other Gamma Knife units because of customer contract extensions, and ended on two Gamma Knife units where the remaining value of the equipment had reached salvage value.

Other direct operating costs as a percentage of total revenue were 14.4%, 15.4% and 11.0% in 2013, 2012 and 2011, respectively. Other direct operating costs decreased by $84,000 in 2013 compared to 2012 and increased by $157,000 in 2012 compared to 2011. The decrease in 2013 is due to decreased costs from the Company’s turn-key sites, as a result of lower volumes at some of the turn-key sites. This decrease was offset by increases in building rent, marketing, insurance, property taxes and state or county licenses fees. The increase in 2012 is primarily due to increased costs from the Company’s turn-key sites, since there was a full year of operation for two of the Company’s new sites that began operation in 2011 that were turn-key.

SELLING AND ADMINISTRATIVE EXPENSE

(In thousands)	2013	Increase (Decrease)	2012	Increase (Decrease)	2011
Selling and administrative costs	$4,025	(0.5)%	$4,045	0.1%	$4,041
Percentage of total revenue	22.9%		23.7%		18.2%

The Company's selling and administrative costs decreased by $20,000 in 2013 compared to 2012 and $4,000 in 2012 compared to 2011. The decrease in 2013 is due to lower travel expense of $168,000, offset by increases in temporary help for the Turkey sites of $80,000 and building rent of $68,000. Building rent increased due to accrued rent expense and commissions relating to a sublease of a portion of the Company’s office space, recorded in the first quarter of 2013. The increase in 2012 compared to 2011 was primarily due to increased travel and other business development costs of $44,000, board of director fees of $36,000, investor relations costs of approximately $33,000, recruiting fees of $30,000 and state and county taxes and fees of $28,000. These increases were partially offset by lower payroll related costs of $145,000 and lower depreciation expense.

INTEREST EXPENSE

(In thousands)	2013	Increase (Decrease)	2012	Increase (Decrease)	2011
Interest expense	$1,799	(16.5)%	$2,155	(9.0)%	$2,367
Percentage of total revenue	10.2%		12.6%		10.7%

The Company's interest expense decreased $356,000 in 2013 compared to 2012 and decreased $212,000 in 2012 compared to 2011. The decrease in 2013 compared to 2012 and 2012 compared to 2011 is due to lower interest expense on the financing for the Company’s more mature Gamma Knife units. Interest expense on financing decreases over time as payments reduce the principal amount outstanding. In addition, one of the Company’s contracts was paid off in 2013, reducing interest expense.

GAIN (LOSS) FOREIGN CURRENT TRANSACTIONS

(In thousands)	2013	Increase (Decrease)	2012	Increase (Decrease)	2011
Gain (loss) foreign transactions	($1,174)	(989.4)%	$132	588.9%	$(27)
Percentage of total revenue	(6.7)%		0.8%		0.1%

Gain (loss) from foreign currency transactions decreased $1,306,000 in 2013 compared to 2012 and increased by $159,000 in 2012 compared to 2011. The increase or decrease in gain (loss) from foreign currency transactions is due to the strengthening or weakening of the Turkish Lira against the US dollar.

INTEREST AND OTHER INCOME

(In thousands)	2013	Increase (Decrease)	2012	Increase (Decrease)	2011
Interest and other income	$25	(56.9)%	$58	(57.0)%	$135
Percentage of total revenue	0.1%		0.3%		0.6%

Interest and other income decreased $33,000 in 2013 compared to 2012 and decreased by $77,000 in 2012 compared to 2011. The decrease in 2013 was due to lower interest income of $15,000 and a loss on sales of assets of $4,000, compared to a gain of $14,000 in 2012. The decrease in 2012 was due to lower interest income of $20,000 and lower gain on sale of assets of $59,000.

INCOME TAX EXPENSE

(In thousands)	2013	Increase (Decrease)	2012	Increase (Decrease)	2011
Income tax expense	$84	(21.5)%	$107	(48.6)%	$208
Percentage of total revenue	0.5%		0.6%		0.9%
Percentage of income before income taxes	(289.7)%		11.6%		12.3%

Income tax expense decreased $23,000 in 2013 compared to 2012 and decreased $101,000 in 2012 compared to 2011. The decrease in 2013 and 2012 is primarily due to lower computed expected federal income tax calculated on lower income before income taxes, compared to 2012 and 2011, respectively. Generally the Company has higher state income taxes because they are calculated at the Company’s profitable operating subsidiary level, where in many states, separate state income tax returns are required and net operating loss carryforwards cannot be applied.

The Company anticipates that it will continue to record income tax expense if it operates profitably in the future. Currently there are state income tax payments required for most states in which the Company operates. However there are minimal current federal income tax payments required due to net operating loss carryforwards and other deferred tax assets available for tax purposes.

The Company had a net operating loss carryforward for federal income tax return purposes at December 31, 2013 of approximately $9,609,000.

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS

(In thousands)	2013	Increase (Decrease)	2012	Increase (Decrease)	2011
Net income attributable to non-controlling interests	$199	(74.3)%	$775	(21.2)%	$983
Percentage of total revenue	1.1%		4.5%		4.4%

Net income attributable to non-controlling interests decreased $576,000 in 2013 compared to 2012 and decreased $208,000 in 2012 compared to 2011. Net income attributable to non-controlling interests represents the pre-tax income earned by the 19% non-controlling interest in GKF, and the pre-tax income or losses of the non-controlling interests in various subsidiaries controlled by GKF. The decrease or increase in net income attributable to non-controlling interests reflects the relative profitability of GKF.

NET INCOME (LOSS) ATTRIBUTABLE TO AMERICAN SHARED HOSPITAL SERVICES

(In thousands, except per share amounts)	2013	Increase (Decrease)	2012	Increase (Decrease)	2011
Net income (loss) attributable to ASHS	$(312)	(921.1)%	$38	(92.5)%	$506
Net income (loss) per share attributable to ASHS, diluted	$(0.07)	(800.0)%	$0.01	(90.9)%	$0.11

Net loss attributable to American Shared Hospital Services was $312,000 in 2013, compared to net income of $38,000 in 2012 and $506,000 in 2011. The $350,000 decrease in 2013 compared to 2012 was primarily due to the foreign currency losses incurred of $1,174,000 compared to a foreign currency gain of $132,000 in 2012. The $468,000 decrease in 2012 compared to 2011 was primarily because there were no equipment sales in 2012 compared to a net gain on equipment sales in 2011 of $838,000. Lower interest expense of $212,000, an increase in interest and other income of $82,000, lower income tax expense of $101,000, and lower net income attributable to non-controlling interests of $208,000 partially offset the decrease.

IMPAIRMENT ANALYSIS OF INVESTMENT IN EQUITY SECURITIES

The Company evaluated its investment in Mevion for impairment at December 31, 2013 in light of both current market conditions and the ongoing needs of Mevion to raise cash to continue its development of the first compact, single room PBRT system, including the following specific events.

Beginning in October 2008 Mevion offered a sequence of Series D rounds of funding to raise cash for its next phase of development and continued manufacture of the prototype model of the proton beam unit. Due to the troubled economy and scarcity of funds available during this time, these rounds were offered at a per share price less than the Company’s investment. Mevion received approximately $65 million from these Series D rounds from new and existing investors.

In January 2012, Mevion announced that it had closed a $45 million round of Series E financing which is to be used to accelerate the manufacturing and worldwide deployment of the Mevion S250. A new investor was the largest investor in this round, which also included existing investors. This round of financing was offered at a per share price higher than the effective price of the last round of Series D financing, and initially funded at 55%, with the remaining 45% funded in June 2012, upon Mevion’s receipt of final FDA 510(k) clearance. The Company invested an additional $70,000 in this round.

The lower price per share of the Series D and Series E offerings and the price per common share compared to the Company’s original investment could be viewed as a reasonable estimate of the fair value of our cost-method investment, indicating that our investment is impaired. The Company estimates that there is currently an unrealized loss (impairment) of approximately $2.4 million based on the issuance of the Series B, C and E funding compared to the Company’s cost of its investment.

In assessing whether the impairment is other than temporary, we evaluated the length of time and extent to which market value has been below cost, the financial condition and near term prospects of Mevion and our ability and intent to retain our investment for a period sufficient to allow for an anticipated recovery in the market value. Although the investment is not without risk, and the manufacture of the first unit has taken longer than originally anticipated, the Company believes that the current market value is a temporary situation and the successful clinical operation of the first MEVION S250 system at Barnes Jewish Hospital and Mevion’s significant revenue backlog provide a significantly higher potential valuation.

This is based primarily on the following:

•	In April 2013, Mevion raised an additional $25M through the sale of Series E preferred stock to existing investors. Mevion also secured $30M in mezzanine financing. Mevion’s ability to raise significant funds indicates the investment is only temporarily impaired.
•	As of June 30, 2013, the Company’s investment in Mevion was reduced to 0.77% and converted from preferred stock to common stock. Management of the Company believes that the clinical operation of a Mevion system is a pivotal point in determining whether the Company’s investment is other than temporarily impaired. The company estimates that its ownership interest in Mevion is still great enough to result in a return higher than its cost basis in the future.
•	In June 2012 Mevion announced that it had received FDA 510(k) clearance for its Mevion S250 proton therapy system which includes the world's first superconducting synchrocyclotron. FDA clearance allows a hospital to begin treating patients as soon as installation of the system has been completed. In March 2012 Mevion announced that it had secured CE certification throughout the European Union.
•	Mevion’s first proton beam therapy unit at Barnes Jewish Hospital is complete. The first treatment at Barnes Jewish Hospital was performed in mid-December 2013.
•	Mevion is continuing the installation process at five other sites, including the Company’s site at University of Florida Cancer Center at Orlando Health (formerly the MD Anderson Cancer Center Orlando). The Company’s first site broke ground for construction in September 2012 and the accelerator is expected to be delivered in August 2014.
•	In spite of the uncertain economic climate and a limited number of potential investors, with the initial Series D offering Mevion was still able to raise the cash required to continue its operations, was able to add two new major investors, and continued to be able to raise additional cash with Series D extensions and the new Series E offering. It also added an additional major investor in the Series E offering with ProQuest Investments. Due to the high level of interest in more compact and lower cost proton beam radiation therapy devices, Mevion has been able to attract funding from financially significant and highly sophisticated investors, such as Caxton Health and Life Sciences, Venrock Associates and CHL Medical Partners, who have continued to invest in the various rounds of financing, and the new investor, ProQuest Investments.
•	The Company has analyzed its investment potential by comparing available financial information from Mevion to financial data from initial public offerings (“IPO”) of companies with similar technologies and has determined that it could reasonably expect that the value of its investment in Mevion would exceed the cost of its investment.

In addition the Company considered the following:

•	Much of Mevion’s unique design is based on existing technology:
o	The single room PBRT concept and design, although a departure from the large scale three and four room PBRT systems on the market, is based on the existing principle of generating protons from a cyclotron. Mevion, through design innovations and advances in magnet technology, has made the cyclotron more compact such that it can be mounted on the gantry.
o	A gantry mounted cyclotron, although appearing to be revolutionary, has in fact been done previously. A neutron generating gantry mounted cyclotron has successfully treated patients for over ten years at Detroit Medical Center.
o	Mevion’s development approach for the Mevion S250 has been to integrate as many commercially existing components as possible into the Mevion S250. The patient couch, CT imaging and treatment planning software are all commercially available and will be integrated into the Mevion S250.
o	Mevion has hired engineers and staff with many years of accelerator and proton beam experience. Personnel have been hired with prior experience at MIT’s Plasma Fusion Lab, as well as Mevion rival, Ion Beam Applications S.A. (IBA).
•	There were some minor problems during some of the initial tests that were rectified, but have caused delays in the scheduled delivery of the first unit. As a result, the Company’s expected delivery of its first two units has also been delayed. However, problems such as these are expected in a new technology, and do not affect the Company’s position on the viability of Mevion technology.

•	A respected physicist was hired by the Company as a third party consultant to perform a technical review of this project, and continues to make periodic reviews at the request of the Company. The consultant was not engaged to analyze Mevion’s financial condition.
•	In the latter part of 2009 Mevion added a new CEO, strengthened its management depth, and with the new investors, increased its board strength as well. Independent board members consist of the following: Robert Wilson, Former Vice Chairman of Johnson and Johnson; Peter P. D’Angelo, President, Caxton Associates; Anders Hove, MD, Partner, Venrock Associates; Myles D. Greenberg, MD, General Partner, CHL Medical Partners; Jay Rao, MD, JD, Portfolio Manager, Green Arrow Capital Management; and Paul Volcker, Former Chairman, United States Federal Reserve. Jay Moorin of ProQuest Investments was added to Mevion’s Board of Directors in January 2012.
•	Mevion added four orders during 2012 to its sites agreeing to install the Mevion S250 system, and now has 21 total sites committed to installing the Mevion S250, with 14 in the United States.

The estimated recovery period is anticipated to occur subsequent to the first system’s clinical treatment of patients. The first system began treating patients in December 2013. The Company has the intent and ability to maintain its investment in Mevion.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $1,909,000 at December 31, 2013 compared to $1,564,000 at December 31, 2012, an increase of $345,000. The Company’s expected primary cash needs on both a short and long-term basis are for capital expenditures, business expansion, working capital and other general corporate purposes.

At both December 31, 2013 and 2012 the Company had approximately $9,000,000 invested in a certificate of deposit with a bank. The certificate of deposit the Company holds as of December 31, 2013 matures on August 30, 2014.

Restricted cash of $50,000 at December 31, 2013 reflects cash that may only be used for the operations of GKF.

The Company has a $9,000,000 renewable line of credit with a bank that is secured by a certificate of deposit. The line of credit has been in place since June 2004 and has a maturity date of August 1, 2015. As of December 31, 2013, there was $8,840,000 borrowed against the line of credit, compared to $8,550,000 as of December 31, 2012. The Company believes it has the ability, and it is the Company’s intention, to renew the line of credit at its maturity in 2015.

Operating activities provided cash of $8,076,000 in 2013, which was driven by non-cash charges for depreciation and amortization of $6,410,000, loss on disposal of fixed assets of $20,000, stock-based compensation expense of $88,000, deferred income tax of $59,000, loss on foreign currency transactions of $1,174,000, increase in accounts payable of $1,023,000 and other assets of $58,000. These were partially offset by net loss of $113,000 and changes in receivables of $643,000. The Company’s trade accounts receivable increased by $816,000 to $4,522,000 at December 31, 2013 from $3,706,000 at December 31, 2012, primarily due to increased procedures at existing sites and slower cash collections on a few customer accounts. The number of days revenue (sales) outstanding (“DSO”) in accounts receivable as of December 31, 2013 increased to 109 days compared to 83 days at December 31, 2012. DSO can and does fluctuate depending on timing of customer payments received and the mix of fee per use versus retail customers. Retail sites generally have longer collection periods than fee per use sites.

Investing activities used $1,724,000 of cash in 2013 due to payments made towards the purchase of property and equipment of $1,710,000 and investment in equity securities of $14,000.

Financing activities used $6,019,000 of cash during 2013, primarily due to principal payments on long-term debt of $3,523,000, principal payments towards capital leases of $3,476,000, distributions to non-controlling interests of $792,000, and payments on the line of credit of $79,000. This was partially offset by long term debt financing on property and equipment of $1,298,000, advances on the line of credit of $369,000, and capital contributions from non-controlling interests in subsidiaries of the Company of $184,000.

The Company had negative working capital at December 31, 2013 of $4,079,000 compared to negative working capital of $2,697,000 at December 31, 2012. This $1,382,000 decrease was due to net increases in the current portion of long term debt and capital leases of $1,097,000, increase in accounts payable of $309,000, increases in other accrued liabilities of $690,000, employee compensation and benefits of $36,000, and decreases in prepaid expenses of $185,000. This was offset by increases in cash of $345,000, receivables of $558,000 and current deferred tax assets of $32,000.

The Company primarily invests its cash in certificates of deposit, money market or similar funds, and high quality short to long-term securities in order to minimize the potential for principal erosion. Cash is invested in these funds pending use in the Company’s operations. The Company believes its cash position is adequate to service the Company’s cash requirements in 2014.

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

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES AND OFF BALANCE SHEET ARRANGEMENTS

The following table presents, as of December 31, 2013, the Company’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the notes to the consolidated financial statements referenced below.

	Payments Due by Period
Contractual Obligations	Total amounts committed	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term debt (includes interest)	$16,989,000	$5,421,000	$7,806,000	$3,269,000	$493,000
Capital leases (includes interest)	19,897,000	$5,140,000	$8,899,000	$5,043,000	$815,000
Line of credit	8,840,000	-	8,840,000	-	-
Future equipment purchases (1)	50,309,000	3,498,000	46,811,000	-	-
Operating leases	735,000	304,000	431,000	-	-

Total contractual obligationsq	$96,770,000	$14,363,000	$72,787,000	$8,312,000	$1,308,000

(1)	The Company has made cash deposits totaling $5,884,000 toward these equipment purchase commitments. The commitments include the purchase of three Gamma Knife Perfexion units, one Model 4C unit, and three Mevion S250 proton beam units as of December 31, 2013. Two of the Perfexion units are committed to being installed at a new site in 2014 and the other site has yet to be determined. Financing has been committed to the Model 4C unit and the Perfexion unit scheduled for installation in August 2014. Financing has not yet been obtained for the other equipment. For all equipment in this classification, term financing for these purchases will not be finalized until 2014 or later, and therefore an accurate determination of payments by period cannot be made as of December 31, 2013. For purposes of this table, these commitments are listed in the 1 year and 1-3 year categories.

Further discussion of the long-term debt commitment is included in Note 5, capital leases in Note 6, and operating leases in Note 12 of the consolidated financial statements.

The Company has no significant off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below presents information about certain market-sensitive financial instruments as of December 31, 2013. The fair values were determined based on quoted market prices for the same or similar instruments.

	Payments Due by Period
(amounts in thousands)	2014	2015	2016	2017	2018	There- after	Total	Fair Value

Fixed rate long-term debt and present value of capital leases	$8,771	$7,498	$7,185	$5,064	$2,684	$1,259	$32,461	$32,418

Average interest rates	5.4%	6.0%	6.0%	5.9%	5.5%	5.2%	5.7%

We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage or prepayment features.

At December 31, 2013, we had no significant long-term, market-sensitive investments.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (1992). Based on this assessment management believes that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria.

(c) Changes in internal controls over financial reporting.

Our Chief Executive Officer and our Chief Financial Officer have evaluated the changes to the Company’s internal control over financial reporting that occurred during our last fiscal quarter ended December 31, 2013, as required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2014 Annual Meeting of Shareholders (the “2014 Proxy Statement”). Information regarding executive officers of the Company, included herein under the caption “Executive Officers of the Company” in Part I, Item 1 above, is incorporated herein by reference.

Information concerning the identification of our standing audit committee required by this Item is incorporated by reference from the 2014 Proxy Statement.

Information concerning our audit committee financial experts required by this Item is incorporated by reference from the 2014 Proxy Statement.

Information concerning compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference from the 2014 Proxy Statement.

We have adopted a Code of Ethics that is available on our website at www.ashs.com. The information on our website is not part of this report. You may also request a copy of this document free of charge by writing our Corporate Secretary.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item is incorporated herein by reference from the 2014 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated herein by reference from the 2014 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated herein by reference from the 2014 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is incorporated herein by reference from the 2014 Proxy Statement.

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

(b)	Exhibits.

The following Exhibits are filed with this Report.

Exhibit

Number: Description:

2.1	Securities Purchase Agreement, dated as of March 12, 1999, by and among Alliance Imaging, Inc.; Embarcadero Holding Corp. I; Embarcadero Holding Corp. II; American Shared Hospital Services; and MMRI, Inc. (1)

3.1	Articles of Incorporation of the Company, as amended. (2)

3.2	By-laws of the Company, as amended. (3)

4.6	Form of Common Stock Purchase Warrant of American Shared Hospital Services. (3)

4.8	Registration Rights Agreement, dated as of May 17, 1995, by and among American Shared Hospital Services, the Holders referred to in the Note Purchase Agreement, dated as of May 12, 1995 and General Electric Company, acting through GE Medical Systems. (3)

4.9	Rights Agreement dated as of March 22, 1999 between American Shared Hospital Services and American Stock Transfer & Trust Company as Rights Agent. (25)

10.1	The Company's 1984 Stock Option Plan, as amended. (4)

10.2	The Company's 1995 Stock Option Plan, as amended. (5)

10.3	Form of Indemnification Agreement between American Shared Hospital Services and members of its Board of Directors. (4)

10.4	Ernest A. Bates Stock Option Agreement dated as of August 15, 1995. (6)

10.5	Operating Agreement for GK Financing, LLC, dated as of October 17, 1995. (3)

10.6	Amendments dated as of October 26, 1995 and as of December 20, 1995 to the GK Financing, LLC Operating Agreement, dated as of October 17, 1995. (7)

10.7	Amendment dated as of October 16, 1996 to the GK Financing, LLC Operating Agreement, dated as of October 17, 1995. (1)

10.8	Amendment dated as of March 31, 1998 (“Fourth Amendment”) to the GK Financing, LLC Operating Agreement dated as of October 17, 1995. (8)

10.9	Amendment dated as of March 31, 1998 (“Fifth Amendment”) to the GK Financing, LLC Operating Agreement dated as of October 17, 1995. (8)

10.10	Amendment dated as of June 5, 1999 to the GK Financing, LLC Operating Agreement dated as of October 17, 1995. (8)

10.11a	Assignment and Assumption Agreement, dated as of December 31, 1995, between American Shared Radiosurgery Services (assignor) and GK Financing, LLC (assignee). (8)

10.11b	Assignment and Assumption Agreement, dated as of November 1, 1995, between American Shared Hospital Services (assignor) and American Shared Radiosurgery Services (assignee). (4)

10.11c	Amendment Number One dated as of August 1, 1995 to the Lease Agreement for a Gamma Knife Unit between The Regents of the University of California and American Shared Hospital Services. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (8)

10.11d	Lease Agreement dated as of July 3, 1990 for a Gamma Knife Unit between American Shared Hospital Services and The Regents of the University of California. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (8)

10.12	Amendment Number Two dated as of February 6, 1999 to the Lease Agreement for a Gamma Knife Unit between UCSF-Stanford Health Care and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (8)

10.13	Assignment and Assumption Agreement, dated as of February 3, 1996, between American Shared Radiosurgery Services (assignor) and GK Financing, LLC (assignee). (4)

10.14	Lease Agreement for a Gamma Knife Unit dated as of April 6, 1994, between Ernest A. Bates, M.D. and NME Hospitals, Inc. dba USC University Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (8)

10.15	Assignment and Assumption Agreement dated as of February 1, 1996 between Ernest A. Bates, M.D. and GK Financing, LLC with respect to the Lease Agreement for a Gamma Knife dated as of April 6, 1994 between Ernest A. Bates, M.D. and NME Hospitals, Inc. dba USC University Hospital. (8)

10.16	Lease Agreement for a Gamma Knife Unit dated as of October 31, 1996 between Hoag Memorial Hospital Presbyterian and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (8)

10.17	Addendum to Lease Agreement for a Gamma Knife Unit dated as of December 1, 1999 between Hoag Memorial Hospital Presbyterian and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (8)

10.18	Lease Agreement for a Gamma Knife Unit dated as of October 29, 1996 between Methodist Healthcare Systems of San Antonio, Ltd., dba Southwest Texas Methodist Hospital and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (8)

10.18a	Amendment to Lease Agreement for a Gamma Knife Unit effective December 13, 2003 by and between Methodist Healthcare Systems of San Antonio, Ltd., dba Southwest Texas Methodist Hospital and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (22)

10.18b	Second Amendment to Lease Agreement for a Gamma Knife Unit effective December 23, 2009 by and between Methodist Healthcare Systems of San Antonio, Ltd., dba Southwest Texas Methodist Hospital and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (38)

10.19	Lease Agreement for a Gamma Knife Unit dated as of April 10, 1997 between Yale-New Haven Ambulatory Services Corporation and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (8)

10.19a	Amendment to Lease Agreement for a Gamma Knife Unit effective October 25, 2005 by and between Yale-New Haven Ambulatory Services Corporation and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (27)

10.19b	Amendment to Lease Agreement for a Gamma Knife Unit effective June 30, 2006 by and between Yale-New Haven Ambulatory Services Corporation and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (31)

10.19c	Second Amendment to Lease Agreement for a Gamma Knife Unit effective May 15, 2009 by and between Yale-New Haven Hospital, Inc. a/k/a Yale-New Haven Hospital and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (37)

10.20	Lease Agreement for a Gamma Knife Unit dated as of June 1, 1999 between GK Financing, LLC and Kettering Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (9)

10.21	Addendum to Contract with GKF and KMC/WKNI, dated June 1, 1999 between GK Financing, LLC and Kettering Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (9)

10.21a	Purchased Services Agreement for a Gamma Knife Perfexion Unit dated November 19, 2008 between GK Financing, LLC and Kettering Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (34)

10.21b	First Amendment to Purchased Services Agreement for a Gamma Knife Perfexion Unit dated June 11, 2009 between GK Financing, LLC and Kettering Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (34)

10.22	Lease Agreement for a Gamma Knife Unit dated as of October 5, 1999 between GK Financing, LLC and New England Medical Center Hospitals, Inc. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (9)

10.22a	Addendum to Lease Agreement for a Gamma Knife unit effective April 1, 2005 between GK Financing, LLC and New England Medical Center Hospitals, Inc. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (24)

10.22b	Lease Agreement for a Gamma Knife Unit (Perfexion Upgrade) effective July 30, 2013 between GK Financing, LLC and Tufts Medical Center, Inc. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (48)

10.23	Equipment Lease Agreement dated as of October 29, 1999 between GK Financing, LLC and the Board of Trustees of the University of Arkansas on behalf of The University of Arkansas for Medical Sciences. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (9)

10.23a	Amendment to Lease Agreement effective as of September 15, 2005 between GK Financing, LLC and the Board of Trustees of the University of Arkansas on behalf of The University of Arkansas for Medical Sciences. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (26)

10.23b	Amendment to Lease Agreement effective as of October 31, 2007 between GK Financing, LLC and the Board of Trustees of the University of Arkansas on behalf of The University of Arkansas for Medical Sciences. (32)

10.23c	Amendment Three to Lease Agreement effective as of June 11, 2010 between GK Financing, LLC and the Board of Trustees of the University of Arkansas on behalf of The University of Arkansas for Medical Sciences. (36)

10.24	First Amendment to Lease Agreement for a Gamma Knife Unit effective as of August 2, 2000 between GK Financing, LLC and Tenet HealthSystems Hospitals, Inc. (formerly known as NME Hospitals, Inc.) dba USC University Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (9)

10.25	Addendum Two, dated as of October 1, 2000, to Lease Agreement for a Gamma Knife Unit dated as of October 31, 1996 between Hoag Memorial Hospital Presbyterian and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (10)

10.26	Lease Agreement for a Gamma Knife Unit dated as of May 28, 2000 between Froedtert Memorial Lutheran Hospital and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (10)

10.26a	First Amendment to Lease Agreement for a Gamma Knife Unit dated as of December 28, 2009 between Froedtert Memorial Lutheran Hospital and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (35)

10.26b	Second Amendment to Lease Agreement for a Gamma Knife Unit dated as of May 16, 2013 between GK Financing, LLC and Froedtert Memorial Lutheran Hospital, Inc. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (46)

10.27	Addendum dated June 24, 2000 to Lease Agreement for a Gamma Knife Unit dated as of May 28, 2000 between Froedtert Memorial Lutheran Hospital and GK Financing, LLC. (10)

10.28	Amendment dated July 12, 2000 to Lease Agreement for a Gamma Knife Unit dated May 28, 2000 between Froedtert Memorial Lutheran Hospital and GK Financing, LLC. (10)

10.29	Amendment dated August 24, 2000 to Lease Agreement for a Gamma Knife Unit dated May 28, 2000 between Froedtert Memorial Lutheran Hospital and GK Financing, LLC. (10)

10.30	Lease Agreement for a Gamma Knife Unit dated as of December 11, 1996 between The Community Hospital Group, Inc. dba JFK Medical Center and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (11)

10.30a	Addendum One to Lease Agreement for a Gamma Knife Unit dated January 9, 2008 between GK Financing, LLC and The Community Hospital Group, Inc. dba JFK Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks). (33)

10.30b	Addendum Two to Lease Agreement for a Gamma Knife Unit dated January 9, 2008 between GK Financing, LLC and The Community Hospital Group, Inc. dba JFK Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks). (33)

10.31	Lease Agreement for a Gamma Knife Unit dated as of June 3, 1999 between GK Financing, LLC and Sunrise Hospital and Medical Center, LLC dba Sunrise Hospital and Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (12)

10.32	Addendum to Lease Agreement for a Gamma Knife Unit dated as of June 3, 1999 between GK Financing, LLC and Sunrise Hospital and Medical Center, LLC dba Sunrise Hospital and Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (12)

10.33	Lease Agreement for a Gamma Knife Unit dated as of November 1, 1999 between GK Financing, LLC and Jackson HMA, Inc. dba Central Mississippi Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (13)

10.34	Addendum to Lease Agreement for a Gamma Knife Unit dated as of November 1, 1999 between GK Financing, LLC and Jackson HMA, Inc. dba Central Mississippi Medical Center. (13)

10.35	Lease Agreement for a Gamma Knife Unit dated as of February 18, 2000 between GK Financing, LLC and OSF HealthCare System. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (13)

10.35a	Addendum to Lease Agreement for a Gamma Knife Unit effective April 13, 2007, between GK Financing, LLC and OSF HealthCare System. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (30)

10.35b	Addendum Two to Lease Agreement for a Gamma Knife Unit effective October 31, 2012 between GK Financing, LLC and OSF Healthcare System. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (46)

10.36	American Shared Hospital Services 2001 Stock Option Plan. (14)

10.37	Amendment Number Three to Lease Agreement for a Gamma Knife Unit dated as of June 22, 2001 between GK Financing, LLC and The Regents of the University of California. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (15)

10.38	Addendum Three to Lease Agreement for a Gamma Knife Unit dated as of October 1, 2000 between GK Financing, LLC and Hoag Memorial Hospital Presybterian. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (15)

10.39	Lease Agreement for a Gamma Knife Unit dated as of July 18, 2001 between GK Financing, LLC and Bayfront Medical Center, Inc.. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (16)

10.40	Lease Agreement for a Gamma Knife Unit dated as of September 13, 2001 between GK Financing, LLC and Mercy Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (17)

10.41	Addendum Number One to Contract dated September 13, 2001 between GK Financing, LLC and Mercy Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (17)

10.42	Lease Agreement for a Gamma Knife Unit dated as of May 22, 2002 between GK Financing, LLC and The Johns Hopkins Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (18)

10.43	Lease Agreement for a Gamma Knife Unit dated as of July 11, 2002 between GK Financing, LLC and Southern Baptist Hospital of Florida, Inc. D/B/A Baptist Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (19)

10.43a	First Amendment to Lease Agreement for a Gamma Knife Unit dated as of June 30, 2011 between GK Financing, LLC and Southern Baptist Hospital of Florida, Inc. (40)

10.44	Lease Agreement for a Gamma Knife Unit dated as of February 13, 2003 between GK Financing, LLC and AHS Albuquerque Regional Medical Center LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (20)

10.45	Lease Agreement for a Gamma Knife Unit dated as of May 28, 2003 between GK Financing, LLC and Lehigh Valley Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (21)

10.45a	First Amendment to Lease Agreement for a Gamma Knife Unit dated November 2006 between GK Financing, LLC and Lehigh Valley Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (28)

10.45b	Second Amendment to Lease Agreement for a Gamma Knife Unit dated effective as of March 2, 2011 between GK Financing, LLC and Lehigh Valley Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks). (42)

10.45c	Third Amendment to Lease Agreement for a Gamma Knife Unit dated effective as of March 2, 2011 between GK Financing, LLC and Lehigh Valley Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks). (42)

10.46	Lease Agreement for a Gamma Knife Unit dated as of March 21, 2003 between GK Financing, LLC and Northern Westchester Hospital Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (23)

10.46a	Amendment to Equipment Lease Agreement (Perfexion Upgrade) effective as of June 8, 2012 between GK Financing, LLC and Northern Westchester Hospital Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (46)

10.47	Amendment Four to Lease Agreement for a Gamma Knife Unit effective as of December 1, 2002 between GK Financing, LLC and Hoag Memorial Hospital Presbyterian. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (23)

10.48	Line of credit agreement between American Shared Hospital Services and Bank of America dated July 1, 2004 and related amendments No. 1 and No. 2 dated June 23, 2005. (23)

10.49	Lease Agreement for a Gamma Knife Unit dated as of May 28, 2004 between GK Financing, LLC and Mercy Health Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (24)

10.49a	Addendum One to Lease Agreement for a Gamma Knife Unit dated effective as of December 23, 2011 between GK Financing, LLC and Mercy Health Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (44)

10.50	Lease Agreement for a Gamma Knife Unit dated as of August 7, 2003 between GK Financing, LLC and Baptist Hospital of East Tennessee. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (26)

10.50a	Amendment No. 1 to Lease Agreement for a Gamma Knife Unit dated as of May 28, 2004 between GK Financing, LLC and Baptist Hospital of East Tennessee. (26)

10.51	Addendum Two to Lease Agreement for a Gamma Knife Unit dated as of November 6, 2006 between GK Financing, LLC and Jackson HMA, Inc. d/b/a Central Mississippi Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (28)

10.52	Amendment dated as of October 18, 2006 to the GK Financing, LLC Operating Agreement, dated as of October 17, 1995. (28)

10.53	Addendum Two to Lease Agreement for a Gamma Knife Unit effective January 17, 2007 between GK Financing, LLC and Sunrise Hospital Medical Center, LLC d/b/a Sunrise Hospital Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (29)

10.54	Amendment Five to Lease Agreement for a Gamma Knife Unit effective May 9, 2007 between GK Financing, LLC and The Regents of the University of California. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (30)

10.55	Addendum Two to Lease Agreement for a Gamma Knife Unit effective June 20, 2007 between GK Financing, LLC and The Regents of the University of California. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (30)

10.56	Agreement to Purchase Gamma Knife Perfexion Unit effective May 7, 2007 between GK Financing, LLC and The Regents of the University of California. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (30)

10.57	Purchased Services Agreement for a Gamma Knife Perfexion Unit dated as of March 5, 2008 between GK Financing, LLC and USC University Hospital, Inc. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks). (33)

10.57a	First Amendment to Purchased Services Agreement for a Gamma Knife Perfexion Unit dated as of April 1, 2009 between GK Financing, LLC and USC University Hospital, Inc. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks). (34)

10.58	Addendum Three to Lease Agreement for a Gamma Knife Unit effective as of June 20, 2007 between GK Financing, LLC and Sunrise Hospital and Medical Center, LLC dba Sunrise Hospital and Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (37)

10.59	Addendum Four to Lease Agreement for a Gamma Knife Unit effective as of February 8, 2010 between GK Financing, LLC and Sunrise Hospital and Medical Center, LLC dba Sunrise Hospital and Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (37)

10.60	Lease Agreement for a Gamma Knife Unit dated as of May 1, 2010 between GK Financing, LLC and Fort Sanders Regional Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (39)

10.61	Purchase and License Agreement for a Gamma Knife Unit and Axesse System dated as of August 25, 2010 between Elekta Instrument AB and Baskent University, Adana, Turkey. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (40)

10.61a	Assignment Agreement from Elekta Instrument AB to EWRS Tibbi Cihazlar Ticaret Limited Sirketi dated March 11, 2011, for Purchase and License Agreement between Elekta Instrument AB and Baskent University. (40)

10.62	Lease Agreement for a Gamma Knife Unit effective as of April 8, 2011 between GK Financing, LLC and Lovelace Health System, Inc., d/b/a Lovelace Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (41)

10.62a	Assignment and Assumption of Purchase and License Agreement with Elekta, Inc., from GK Financing, LLC to Albuquerque Gamma Knife Equipment, LLC dated February 2, 2011. (40)

10.63	Purchased Services Agreement for a Gamma Knife Perfexion Unit effective as of August 5, 2011 between Jacksonville GK Equipment, LLC and St. Vincent’s Medical Center, Inc. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks). (43)

10.63a	First Amendment to Purchased Services Agreement for a Gamma Knife Perfexion Unit effective as of October 10, 2011 between Jacksonville GK Equipment, LLC and St. Vincent’s Medical Center, Inc. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks). (43)

10.64	Lease Agreement for a Gamma Knife Unit entered into on November 16, 2011 between EWRS TIBBİ CİHAZLAR LTD. TURKEY, and FLORENCE NIGHTINGALE HASTANESİ A.Ş., a Turkish corporation. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (44)

10.65	Leksell Gamma Knife Perfexion Purchased Services Agreement entered into on January 19, 2012 between GK Financing, LLC and Sacred Heart Health System, Inc. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (45)

10.66	Addendum Five to Lease Agreement for a Gamma Knife Unit effective as of May 18, 2012 between GK Financing, LLC and Sunrise Hospital and Medical Center, LLC (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (47)

21.	Subsidiaries of American Shared Hospital Services.

23.1	Consent of Independent Registered Public Accounting Firm.

31a.	Rule 13a-14(a)/15d-14(a) Certifications.

31b.	Rule 13a-14(a)/15d-14(a) Certifications.

32.	Section 1350 Certifications (furnished and not to be considered filed as part of the Form 10-K).

101.	The following materials from the Annual Report on Form 10-K for American Shared Hospital Services for the year ended December 31, 2013, filed on March 31, 2014, formatted in XBRL: Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012; Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011; Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011; Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011; Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and Notes to the Consolidated Financial Statements, detail tagged.

(1)	These documents were filed as Exhibits 2.1 and 10.13b, respectively, to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, which is incorporated herein by this reference.

(2)	This document was filed as Exhibit 3.1 to registrant’s Registration Statement on Form S-2 (Registration No. 33-23416), which is incorporated herein by this reference.

(3)	These documents were filed as Exhibits 3.2, 4.6 and 4.8, respectively, to registrant’s Registration Statement on Form S-1 (Registration No. 33-63721) filed on October 26, 1995, which is incorporated herein by this reference.

(4)	These documents were filed as Exhibits 10.24 and 10.35, respectively, to registrant’s Registration Statement on Form S-2 (Registration No. 33-23416), which is incorporated herein by this reference.

(5)	This document was filed as Exhibit A to registrant's Proxy Statement, filed on August 31, 1995, which is incorporated herein by this reference.

(6)	This document was filed as Exhibit B to registrant's Proxy Statement, filed on August 31, 1995, which is incorporated herein by this reference.

(7)	These documents were filed as Exhibits 4.14 and 10.13, respectively, to the registrant’s Pre-Effective Amendment No. 1 to registrant’s Registration Statement on Form S-1 (Registration No. 33-63721) filed on March 29, 1996, which is incorporated herein by this reference.

(8)	These documents were filed as Exhibits 10.8, 10.9, 10.10, 10.11a, 10.11c, 10.11d, 10.12, 10.14, 10.15, 10.16, 10.17, 10.18 and 10.19, respectively, to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, which is incorporated herein by this reference.

(9)	These documents were filed as Exhibits 10.20, 10.21, 10.22, 10.23, and 10.24, respectively, to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, which is incorporated herein by this reference.

(10)	These documents were filed as Exhibits 10.25, 10.26, 10.27, 10.28 and 10.29, respectively, to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, which is incorporated herein by this reference.

(11)	This document was filed as Exhibit 10.30 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, which is incorporated herein by this reference.

(12)	These documents were filed as Exhibits 10.31 and 10.32, respectively, to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, which is incorporated herein by this reference.

(13)	These documents were filed as Exhibits 10.33, 10.34 and 10.35, respectively, to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, which is incorporated herein by this reference.

(14)	This document was filed as Exhibit 10.36 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, which is incorporated herein by this reference.

(15)	These documents were filed as Exhibits 10.37 and 10.38 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, which is incorporated herein by this reference.

(16)	This document was filed as Exhibit 10.39 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, which is incorporated herein by this reference.

(17)	These documents were filed as Exhibits 10.40 and 10.41, respectively, to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, which is incorporated herein by this reference.

(18)	This document was filed as Exhibit 10.42 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, which is incorporated herein by this reference.

(19)	This document was filed as Exhibit 10.43 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, which is incorporated herein by this reference.

(20)	This document was filed as Exhibit 10.44 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, which is incorporated herein by this reference.

(21)	This document was filed as Exhibit 10.45 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, which is incorporated herein by this reference.

(22)	This document was filed as Exhibit 10.18a to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, which is incorporated herein by this reference.

(23)	These documents were filed as Exhibits 10.46, 10.47 and 10.48, respectively, to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, which is incorporated herein by this reference.

(24)	These documents were filed as Exhibits 10.22a and 10.49, respectively, to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, which is incorporated herein by this reference.

(25)	This document was filed as Exhibit 4 to the registrant’s Current Report on Form 8-K filed on April 1, 1999, which is incorporated herein by this reference.

(26)	These documents were filed as Exhibits 10.23a, 10.50 and 10.50a, respectively, to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which is incorporated herein by this reference.

(27)	This document was filed as Exhibit 10.19a to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, which is incorporated herein by this reference.

(28)	These documents were filed as Exhibits 10.45a, 10.51 and 10.52, respectively, to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which is incorporated herein by this reference.

(29)	This document was filed as Exhibit 10.53 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, which is incorporated herein by this reference.

(30)	These documents were filed as Exhibits 10.35a, 10.54, 10.55 and 10.56, respectively, to the registrant’s Quarterly Report on Form 10-Q for the fiscal year ended June 30, 2007, which is incorporated herein by this reference.

(31)	This document was filed as Exhibit 10.19b to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, which is incorporated herein by this reference.

(32)	This document was filed as Exhibit 10.23b to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which is incorporated herein by this reference.

(33)	These documents were filed as Exhibits 10.30a, 10.30b and 10.57, respectively, to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, which is incorporated herein by this reference.

(34)	These documents were filed as Exhibits 10.21a, 10.21b and 10.57a, respectively, to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, which is incorporated herein by this reference.

(35)	This document was filed as Exhibit 10.26a to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, which is incorporated herein by this reference.

(36)	This document was filed as Exhibit 10.23c to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, which is incorporated herein by this reference.

(37)	These documents were filed as Exhibits 10.19c, 10.58 and 10.59, respectively, to the registrant’s Quarterly Report on Form 10-Q /A for the quarterly period ended June 30, 2010, which is incorporated herein by this reference.

(38)	This document was filed as Exhibit 10.18b to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, which is incorporated herein by this reference.

(39)	This document was filed as Exhibit 10.60 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, which is incorporated herein by this reference.

(40)	These documents were filed as Exhibits 10.43a, 10.61, 10.61a and 10.62a to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, which is incorporated herein by this reference.

(41)	These documents were filed as Exhibits 10.62 to the registrant’s Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2011, which is incorporated herein by this reference.

(42)	These documents were filed as Exhibits 10.45b and 10.45c to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, which is incorporated herein by this reference.

(43)	These documents were filed as Exhibits 10.63 and 10.63a to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which is incorporated herein by this reference.

(44)	These documents were filed as Exhibits 10.49a and 10.64 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, which is incorporated herein by this reference.

(45)	This document was filed as Exhibit 10.65 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, which is incorporated herein by this reference.

(46)	These documents were filed as Exhibits 10.26b, 10.35b, and 10.46a to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, which are incorporated herein by this reference.

(47)	This document was filed as Exhibit 10.66 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, which is incorporated herein by this reference.

(48)	This document was filed as Exhibit 10.22b to the registrants Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SHARED HOSPITAL SERVICES
(Registrant)

March 31, 2014	By:	/s/ Ernest A. Bates, M.D.
Ernest A. Bates, M.D.
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ernest A. Bates	Chairman of the Board and	March 31, 2014
Ernest A. Bates, M.D.	Chief Executive Officer
(Principal Executive Officer)

/s/ David A. Larson	Director	March 31, 2014
David A. Larson, M.D.

/s/ S. Mert Ozyurek	Director	March 31, 2014
S. Mert Ozyurek

/s/ John F. Ruffle	Director	March 31, 2014
John F. Ruffle

/s/ Raymond C. Stachowiak	Director	March 31, 2014
Raymond C. Stachowiak

/s/ Stanley S. Trotman, Jr.	Director	March 31, 2014
Stanley S. Trotman, Jr.

/s/ Craig K. Tagawa	Chief Operating Officer and	March 31, 2014
Craig K. Tagawa	Chief Financial Officer
(Principal Accounting Officer)

AMERICAN SHARED HOSPITAL SERVICES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

and

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

CONTENTS

PAGE

Report of Independent Registered Public Accounting Firm	1

Consolidated Financial Statements
Balance sheets	2
Statements of operations	3
Statements of comprehensive income (loss)	4
Statement of shareholders’ equity	5
Statements of cash flows	6
Notes to financial statements	7 – 22

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

American Shared Hospital Services

We have audited the accompanying consolidated balance sheets of American Shared Hospital Services and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Shared Hospital Services and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/S/ MOSS ADAMS LLP

Stockton, California

March 31, 2014

1

AMERICAN SHARED HOSPITAL SERVICES
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2013	2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,909,000	$1,564,000
Restricted cash	50,000	50,000
Trade accounts receivable, net of allowance for doubtful accounts of $100,000 in 2013 and 2012	4,522,000	3,706,000
Other receivables	143,000	401,000
Prepaid expenses and other current assets	740,000	925,000
Current deferred tax assets	342,000	310,000

Total current assets	7,706,000	6,956,000

PROPERTY AND EQUIPMENT, net	51,381,000	53,677,000

CERTIFICATE OF DEPOSIT	9,000,000	9,000,000
INVESTMENT IN EQUITY SECURITIES	2,701,000	2,687,000
OTHER ASSETS	954,000	1,003,000

TOTAL ASSETS	$71,742,000	$73,323,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$572,000	$263,000
Employee compensation and benefits	204,000	168,000
Other accrued liabilities	2,238,000	1,548,000
Current portion of long-term debt	4,804,000	3,932,000
Current portion of capital leases	3,967,000	3,742,000

Total current liabilities	11,785,000	9,653,000

LONG-TERM DEBT, less current portion	10,740,000	13,837,000
LONG-TERM CAPITAL LEASES, less current portion	12,950,000	13,173,000
ADVANCES ON LINE OF CREDIT	8,840,000	8,550,000
DEFERRED INCOME TAXES	3,372,000	3,280,000
COMMITMENTS AND CONTINGENCIES (See Note 12)

SHAREHOLDERS’ EQUITY
Common stock, no par value
Authorized – 10,000,000 shares; Issued and outstanding shares – 4,609,000 in 2013 and 4,606,000 in 2012	8,578,000	8,578,000
Additional paid-in capital	4,990,000	4,902,000
Accumulated other comprehensive loss	(442,000)	(357,000)
Retained earnings	6,494,000	6,806,000

Total equity- American Shared Hospital Services	19,620,000	19,929,000
Non-controlling interests in subsidiaries	4,435,000	4,901,000

Total shareholders’ equity	24,055,000	24,830,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$71,742,000	$73,323,000

2	See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED DECEMBER 31,
	2013	2012	2011
Revenue:
Medical services	$17,584,000	$17,048,000	$17,237,000
Equipment sales	-	-	4,984,000
	17,584,000	17,048,000	22,221,000

Costs of revenue:
Maintenance and supplies	1,791,000	1,529,000	1,484,000
Depreciation and amortization	6,309,000	5,965,000	6,127,000
Other direct operating costs	2,540,000	2,624,000	2,467,000
Cost of equipment sales	-	-	4,146,000
	10,640,000	10,118,000	14,224,000

Gross margin	6,944,000	6,930,000	7,997,000

Selling and administrative expense	4,025,000	4,045,000	4,041,000
Interest expense	1,799,000	2,155,000	2,367,000

Operating income	1,120,000	730,000	1,589,000

Gain(loss) foreign currency transactions	(1,174,000)	132,000	(27,000)
Interest and other income	25,000	58,000	135,000

Income(loss) before income taxes	(29,000)	920,000	1,697,000
Income tax expense	84,000	107,000	208,000

Net income (loss)	(113,000)	813,000	1,489,000
Less: net income attributable to non-controlling interests	(199,000)	(775,000)	(983,000)

Net income(loss) attributable to American Shared Hospital Services	$(312,000)	$38,000	$506,000

Net income(loss) per share attributable to American Shared Hospital Services:
Earnings(loss) per common share- basic	$(0.07)	$0.01	$0.11

Earnings(loss) per common share- diluted	$(0.07)	$0.01	$0.11

See accompanying notes	3

AMERICAN SHARED HOSPITAL SERVICES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	YEARS ENDED DECEMBER 31,
	2013	2012	2011

Net income (loss) attributable to American Shared Hospital Services	$(312,000)	$38,000	$506,000

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(142,000)	(637,000)	-

Total comprehensive income (loss)	(454,000)	(599,000)	506,000
Less comprehensive loss attributable to the non-controlling interest	(57,000)	(280,000)	-

Comprehensive income (loss) attributable to American Shared Hospital Services	$(397,000)	$(319,000)	$506,000

See accompanying notes	4

AMERICAN SHARED HOSPITAL SERVICES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	THREE YEARS ENDED DECEMBER 31, 2013
				Accumulated
			Additional	Other			Non-controlling
	Common	Common	Paid-in	Comprehensive	Retained	Sub-Total	Interests in
	Shares	Stock	Capital	Income (Loss)	Earnings	ASHS	Subsidiaries	Total
Balances at January 1, 2011	4,597,000	$8,606,000	$4,703,000	$-	$6,262,000	$19,571,000	$3,473,000	$23,044,000
Stock based compensation expense	14,000	-	125,000	-	-	125,000	-	125,000
Non-controlling interest investment in subsidiaries	-	-	-	-	-	-	1,509,000	1,509,000
Cash distributions to non-controlling interest	-	-	-	-	-	-	(996,000)	(996,000)
Net income	-	-	-	-	506,000	506,000	983,000	1,489,000
Balances at December 31, 2011	4,611,000	8,606,000	4,828,000	-	6,768,000	20,202,000	4,969,000	25,171,000
Repurchase of common stock	(9,000)	(28,000)		-	-	(28,000)	-	(28,000)
Stock based compensation expense	4,000	-	74,000	-	-	74,000	-	74,000
Non-controlling interest investment in subsidiaries	-	-	-	-	-	-	217,000	217,000
Cumulative translation adjustment	-	-	-	(357,000)	-	(357,000)	(280,000)	(637,000)
Cash distributions to non-controlling interest	-	-	-	-	-	-	(780,000)	(780,000)
Net income	-	-	-	-	38,000	38,000	775,000	813,000
Balances at December 31, 2012	4,606,000	8,578,000	4,902,000	(357,000)	6,806,000	19,929,000	4,901,000	24,830,000
Stock based compensation expense	3,000	-	88,000	-	-	88,000	-	88,000
Non-controlling interest investment in subsidiaries	-	-	-	-	-	-	184,000	184,000
Cumulative translation adjustment	-	-	-	(85,000)	-	(85,000)	(57,000)	(142,000)
Cash distributions to non-controlling interests	-	-	-	-	-	-	(792,000)	(792,000)
Net income(loss)	-	-	-	-	(312,000)	(312,000)	199,000	(113,000)
Balances at December 31, 2013	4,609,000	$8,578,000	$4,990,000	$(442,000)	$6,494,000	$19,620,000	$4,435,000	$24,055,000

5	See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31
	2013	2012	2011

OPERATING ACTIVITIES
Net income (loss)	$(113,000)	$813,000	$1,489,000
Adjustments to reconcile net income
to net cash from operating activities:
Depreciation and amortization	6,410,000	6,096,000	6,272,000
Loss (gain) on disposal of assets	20,000	3,000	(72,000)
Deferred income tax	59,000	25,000	76,000
(Gain) loss on foreign currency transactions	1,174,000	(132,000)	27,000
Stock-based compensation expense	88,000	74,000	125,000
Changes in operating assets and liabilities:
Receivables	(643,000)	655,000	(961,000)
Prepaid expenses and other assets	58,000	(316,000)	(1,063,000)
Accounts payable and accrued liabilities	1,023,000	(349,000)	957,000

Net cash from operating activities	8,076,000	6,869,000	6,850,000

INVESTING ACTIVITIES
Payment for purchase of property and equipment	(1,710,000)	(6,634,000)	(5,613,000)
Investment in equity securities	(14,000)	(31,000)	(39,000)

Net cash from investing activities	(1,724,000)	(6,665,000)	(5,652,000)

FINANCING ACTIVITIES
Principal payments on long-term debt	(3,523,000)	(6,818,000)	(3,889,000)
Principal payments on capital leases	(3,476,000)	(3,732,000)	(2,983,000)
Long term debt financing on property and equipment	1,298,000	9,219,000	6,980,000
Advances on line of credit	369,000	1,300,000	350,000
Payments on line of credit	(79,000)	(600,000)	(1,000,000)
Capital contributions from non-controlling interests	184,000	217,000	1,509,000
Distributions to non-controlling interests	(792,000)	(780,000)	(996,000)
Stock repurchase	-	(28,000)	-

Net cash from financing activities	(6,019,000)	(1,222,000)	(29,000)

Net change in cash and cash equivalents	333,000	(1,018,000)	1,169,000

Effect of changes in foreign exchange rates on cash	12,000	2,000	(27,000)

CASH AND CASH EQUIVALENTS, beginning of year	1,564,000	2,580,000	1,438,000

CASH AND CASH EQUIVALENTS, end of year	$1,909,000	$1,564,000	$2,580,000

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$2,116,000	$2,352,000	$2,503,000
Cash paid for income taxes	$44,000	$158,000	$90,000

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of equipment with capital lease financing	$3,478,000	$264,000	$6,400,000

6	See accompanying notes

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

The Company has formed the subsidiaries GKUK, GKPeru, EWRS, EWRS Turkey, ASHSDB1, ASHSDB2, ASHS do Brasil, GKFDB1, GKFDB2, and GKF do Brasil for the purposes of expanding its business internationally into the United Kingdom, Peru, Turkey and Brazil; LBE to provide proton beam therapy services in Long Beach, California; and AGKE and JGKE to provide Gamma Knife services in Albuquerque, New Mexico and Jacksonville, Florida. AGKE, JGKE and EWRS Turkey all began operation in 2011. GKPeru and LBE are under development, GKUK is inactive, and the Company is in the final stages of liquidating GKF do Brazil and ASHS do Brazil.

OR21 will provide the product “The Operating Room for the 21st CenturySM”, which is currently under development.

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

All of the Company’s revenue was provided by nineteen customers in 2013 and 2012, and these customers constitute accounts receivable at December 31, 2013 and 2012. The Company performs credit evaluations of its customers and generally does not require collateral. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in any particular geographic area.

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

Property and equipment – Property and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, which for medical and office equipment is generally 3 – 15 years, and after accounting for salvage value on the equipment where indicated. Salvage value is based on the estimated fair value of the equipment at the end of its useful life. The Company capitalized interest of $390,000 and $196,000 in 2013 and 2012, respectively, as costs of medical equipment.

The Company leases Gamma Knife and radiation therapy equipment to its customers under arrangements typically accounted for as operating leases. At December 31, 2013, the Company held equipment under operating lease contracts with customers with an original cost of $79,828,000 and accumulated depreciation of $44,630,000. At December 31, 2012, the Company held equipment under operating lease contracts with customers with an original cost of $80,884,000 and accumulated depreciation of $38,515,000.

Certificate of deposit – As of December 31, 2013, the Company had a $9,000,000 principal investment in certificate of deposit with a bank with an interest rate of .10% and a maturity date in August 2014. As of December 31, 2012, the Company had a $9,000,000 principal investment in a certificate of deposit with a bank with an interest rate of 0.45% and a maturity date in August 2013.

Investment in equity securities – As of December 31, 2013 the Company has common stock representing an approximate 0.77% interest in Mevion Medical Systems, Inc. (“Mevion”), and accounts for this investment under the cost method. The cost of the Company’s investment in Mevion was $2,701,000 as of December 31, 2013. As of December 31, 2012 the Company has a convertible preferred stock investment representing an approximate 1.0% interest in Mevion. The cost of the Company’s investment in Mevion was $2,687,000 as of December 31, 2012. The Company reviews its investment in Mevion for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value of the investment may not be recoverable. See Note 4 – Investment in Equity Securities for further discussion.

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

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Accounting Policies (continued)

The estimated fair value of the Company’s assets and liabilities as of December 31, 2013 and December 31, 2012 were as follows (in thousands):

	Level 1	Level 2	Level 3	Total	Carrying Value
December 31, 2013

Assets:
Cash, cash equivalents, restricted cash	$1,959			$1,959	$10,959
Receivables	4,665			4,665	4,665
Certificate of deposit	9,000			9,000	9,000
Investment in equity securities			300	300	2,701
Total	$15,624	$-	$300	$15,924	$27,325

Liabilities
Accounts payable and other accrued liabilities	$3,014			$3,014	$3,014
Advances on line of credit	8,840			8,840	8,840
Debt obligations			32,418	32,418	32,461
Total	$11,854	$-	$32,418	$44,272	$44,315

December 31, 2012

Assets:
Cash, cash equivalents, restricted cash	$1,614			$1,614	$10,614
Receivables	4,107			4,107	4,107
Certificate of deposit	9,000			9,000	9,000
Investment in equity securities			1,300	1,300	2,687
Total	$14,721	$-	$1,300	$16,021	$26,408

Liabilities
Accounts payable and other accrued liabilities	$1,979			$1,979	$1,979
Advances on line of credit	8,550			8,550	8,550
Debt obligations			34,577	34,577	34,684
Total	$10,529	$-	$34,577	$45,106	$45,213

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

Functional currency - Based on guidance provided in accordance with ASC 830, Foreign Currency Matters (“ASC 830”), the Company analyzes its operations outside the United States to determine the functional currency of each operation. Management has determined that these operations are initially accounted for in U.S. dollars since the primary transactions incurred are in U.S. dollars and the Company provides significant funding towards the startup of the operation. When Management determines that an operation has become predominantly self-sufficient, the Company will change its accounting for the operation to the local currency from the U.S. dollar.

The Company determined that its Turkish operation, EWRS Turkey, should change from the U.S. dollar to the Turkish lira effective in the third quarter 2012. Therefore, in accordance with ASC 830, EWRS Turkey’s balance sheet accounts were translated at rates in effect as of August 31, 2012, or other rates in accordance with guidance provided under ASC 830, and accumulated gains and losses and translation differences were recorded in accumulated other comprehensive loss, which is a separate component of equity. At the Company’s year-end, EWRS Turkey’s balance sheet accounts were translated at rates in effect as of December 31, 2013, and income and expense accounts were translated at the weighted average rates of exchange during the period following the change. Translation adjustments resulting from this process were also recognized under accumulated other comprehensive loss.

Gains and losses from foreign currency transactions are listed in the Company’s Consolidated Statements of Operations. The net foreign currency loss for 2013 was approximately $1,174,000, compared to a gain of $132,000 in 2012 and a loss of $27,000 in 2011.

Earnings per share – Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the year. Diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of options or warrants. The following table illustrates the computations of basic and diluted earnings per share for the years ended December 31, 2013, 2012 and 2011.

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Accounting Policies (continued)

	2013	2012	2011

Numerator for basic and diluted earnings (loss) per share	$(312,000)	$38,000	$506,000

Denominator:
Denominator for basic earnings (loss) per share – weighted-average shares	4,608,000	4,609,000	4,607,000
Effect of dilutive securities Employee stock options/restricted stock units	3,000	21,000	15,000

Denominator for diluted earnings (loss) per share – adjusted weighted- average shares	4,611,000	4,630,000	4,622,000

Earnings (loss) per share – basic	$(0.07)	$0.01	$0.11

Earnings (loss) per share – diluted	$(0.07)	$0.01	$0.11

In 2013, options outstanding to purchase 576,000 shares of common stock at an exercise price range of $2.30 - $6.50 per share were not included in the calculation of diluted earnings per share because they would be anti-dilutive.

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

Reclassifications – Certain comparative balances for the year ended December 31, 2012 have been reclassified to make them consistent with the current year presentation. The reclassifications had no effect on the change in retained earnings for 2012.

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Property and Equipment

Property and equipment consists of the following:

	DECEMBER 31,
	2013	2012

Medical equipment and facilities	$86,712,000	$84,453,000
Office equipment	749,000	694,000
Deposits and construction in progress	4,719,000	6,754,000
Deposits towards purchase of proton beam systems	3,000,000	3,000,000

	95,180,000	94,901,000
Accumulated depreciation	(43,799,000)	(41,224,000)

Net property and equipment	$51,381,000	$53,677,000

The Company has equipment that is secured under capitalized leases, which is included in Medical equipment and facilities, with a total cost of $46,865,000 and associated accumulated depreciation of $26,817,000 as of December 31, 2013 and a total cost of $41,306,000 and associated accumulated depreciation of $18,173,000 as of December 31, 2012.

As of December 31, 2013, the Company has $1,000,000 per system in deposits ($3,000,000 in total) toward the purchase of three MEVION S250 proton beam radiation therapy (“PBRT”) systems from Mevion Medical Systems, Inc., a development-stage company. The Company has a commitment for the remaining balance for each system. The delivery date for the first machine is anticipated to be in 2014. The Company has entered into a partnership agreement with a radiation oncology physician group, which has contributed $400,000 towards the deposits on the third machine. The first Mevion PBRT system treated a patient in December 2013. The Company reviews the carrying value of these deposits for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value may not be recoverable. See Note 12-Commitments and Contingencies for additional discussion on purchase commitments.

Note 4 – Investment in Equity Securities

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

On September 5, 2007 the Company invested approximately $617,000 for an additional equity interest in Mevion. This investment represented approximately 588,000 shares of Series C Convertible Preferred Stock, which is considered pari passu with the previously issued Series A and Series B Convertible Preferred Stock (all issues together “Preferred Stock”).

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Investment in Equity Securities (continued)

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

In January 2012, Mevion announced that it had closed a $45 million Series E round of financing which was used to accelerate the manufacturing and worldwide deployment of the Mevion S250. This round of financing was offered at a price per share higher than the effective price of the most recent Series D financing, and initially funded at 55%, with the remaining 45% due upon Mevion’s receipt of final FDA 510(k) clearance, which occurred during the second quarter 2012. The Company invested an additional $70,000 in the Series E round.

In June 2013, Mevion announced that it had secured a $55 million round of financing, which will be used to accelerate the manufacturing and worldwide deployment of the Mevion S250. This round of financing was offered at a price per share higher than the effective price of the most recent Series E financing. The Company did not participate in this round of funding. Subject to the Pay-to-Play Provision, implemented through the amendment of the Sixth Amended and Restated Articles of Incorporation, the preferred shares held by the Company were converted to common.

Upon conversion of the Preferred Stock, the Company’s investment represents an approximate 0.77% interest in the common stock of Mevion as of December 31, 2013. The Company does not have a Board of Directors seat with Mevion.

The Company accounts for its investment in Mevion under the cost method and evaluates the investment for impairment on a quarterly basis or as events or circumstances might indicate that the carrying value of the investment may not be recoverable. The Company reviewed its investment in Mevion at December 31, 2013 in light of both current market conditions and the ongoing needs of Mevion to raise cash to continue its development of the first compact, single room PBRT system.

The lower price per share of the Series D and Series E offerings could be viewed as a reasonable estimate of the fair value of our cost-method investment, indicating that our investment is impaired. The Company estimates that there is currently an unrealized loss (impairment) of approximately $2.4 million based on the issuance of the Series E funding compared to the Company’s cost of its investment.

In assessing whether the impairment is other than temporary, we evaluated the length of time and extent to which market value has been below cost, the financial condition and near term prospects of Mevion and our ability and intent to retain our investment for a period sufficient to allow for an anticipated recovery in the market value. Although the investment is not without certain risk, and the manufacture of the first unit has taken longer than originally anticipated, the Company believes that the current market value is a temporary situation and that the successful operation of the first Mevion S250 System and Mevion’s significant revenue backlog provide a higher potential valuation.

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Long-Term Debt

Long-term debt consists primarily of eleven notes with financing companies, related to Gamma Knife and radiation therapy equipment, construction and installation, totaling $15,544,000, as of December 31, 2013. These notes are payable in 36 to 84 monthly installments, mature between December 2014 and December 2019, and are collateralized by the respective Gamma Knife units and radiation therapy equipment. Eight of the notes accrue interest at fixed annual rates between 3.95% and 7.58%, and three of the notes accrue interest at semi-annually adjusted variable rates that are approximately 2.5% as of December 31, 2013. As of December 31, 2012 long-term debt consisted of nine notes totaling $17,769,000. As of December 31, 2013 and December 31, 2012 the Company was in compliance with all debt covenants required under notes with its lenders. The following are contractual maturities of long-term debt by year at December 31, 2013:

Year ending December 31,
2014	$4,804,000
2015	3,533,000
2016	3,641,000
2017	2,006,000
2018	1,080,000
Thereafter	480,000

$15,544,000

Note 6 – Obligations Under Capital Leases

The Company has nine capital lease obligations with four financing companies, collateralized by Gamma Knife equipment having an aggregate net book value of $23,755,000 at December 31, 2013. These obligations have stated interest rates ranging between 5.62% and 9.73%, are payable in 60 to 84 monthly installments, and mature between March 2014 and June 2020. As of December 31, 2012, the Company had nine capital lease obligations with four finance companies with an aggregate net book value of $23,133,000. Future minimum lease payments, together with the present value of the net minimum lease payments under capital leases at December 31, 2013, are summarized as follows:

Net Present Value
of Minimum
Lease Payments
Year ending December 31,
2014	$5,140,000
2015	4,809,000
2016	4,090,000
2017	3,335,000
2018	1,709,000
Thereafter	814,000
Total capital lease payments	19,897,000
Less imputed interest	2,980,000
16,917,000
Less current portion	3,967,000
$12,950,000

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Line of Credit

The Company has a $9,000,000 renewable line of credit with a bank that is secured by a certificate of deposit. The line of credit has been in place since June 2004 and has a maturity date of August 1, 2015. Borrowing under the line of credit is subject to interest expense at a rate equal to the bank’s prime rate minus 0.5 percentage point, or alternatively at the Company’s discretion, the LIBOR rate plus 1.0 percentage point. The weighted average interest rate on money borrowed against the line of credit during 2013 was 1.45%. The Company is in compliance with all debt covenants required. As of December 31, 2013 and 2012, there was $8,840,000 and $8,550,000 borrowed against the line of credit, respectively.

Note 8 – Income Taxes

The Company has adopted accounting standards which prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Additionally, these accounting standards specify that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. The Company has made no reclassifications between current taxes payable and long term taxes payable under this guidance. Also, the Company had no amounts of unrecognized tax benefits that, if recognized, would affect its effective income tax rate for the years ended December 31, 2013, 2012 and 2011.

The Company’s policy for deducting interest and penalties is to treat interest as interest expense and penalties as taxes. As of December 31, 2013, the Company had no amount accrued for the payment of interest and penalties related to unrecognized tax benefits.

The tax return years 2009 through 2013 remain open to examination by the major domestic taxing jurisdictions to which the Company is subject. Net operating losses generated on a tax return basis by the Company for calendar years 1999 through 2004, 2009, 2010 and 2012 remain open to examination by the major domestic taxing jurisdictions.

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Income Taxes (continued)

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2013 and 2012 are as follows:

	DECEMBER 31,
	2013	2012
Deferred tax liabilities:
Fixed assets	$(7,201,000)	$(7,218,000)
Total deferred tax liabilities	(7,201,000)	(7,218,000)

Deferred tax assets:
Net operating loss carryforwards	3,607,000	3,767,000
Accruals and allowances	240,000	233,000
Tax credits	318,000	334,000
Other – net	101,000	77,000

Total deferred tax assets	4,266,000	4,411,000

Valuation allowance	(95,000)	(163,000)

Deferred tax assets net of valuation allowance	4,171,000	4,248,000

Net deferred tax liabilities	$(3,030,000)	$(2,970,000)

These amounts are presented in the financial statements as follows:

	DECEMBER 31,
	2013	2012

Current deferred tax assets	$342,000	$310,000
Deferred income taxes (non-current)	(3,372,000)	(3,280,000)

	$(3,030,000)	$(2,970,000)

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Income Taxes (continued)

The components of the provision for income taxes consist of the following:

	DECEMBER 31,
	2013	2012

Current deferred tax assets	$342,000	$310,000
Deferred income taxes (non-current)	(3,372,000)	(3,280,000)

	$(3,030,000)	$(2,970,000)

	YEARS ENDED DECEMBER 31,
	2013	2012	2011
Current:
Federal	$-	$18,000	$-
State	$23,000	$65,000	$128,000
Foreign	-	-	4,000
Total current	23,000	83,000	132,000

Deferred:
Federal	184,000	95,000	305,000
State	12,000	(41,000)	(229,000)
Foreign	(135,000)	(30,000)	-
Total deferred	61,000	24,000	76,000

	$84,000	$107,000	$208,000

The provision for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (34% in 2013, 2012 and 2011) to income before taxes as follows:

	YEARS ENDED DECEMBER 31,
	2013	2012	2011

Computed expected federal income tax	$(92,000)	$49,000	$243,000
State income taxes, net of federal benefit	119,000	38,000	(144,000)
Non-deductible expenses	28,000	24,000	41,000
Other	29,000	(4,000)	68,000

	$84,000	$107,000	$208,000

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Income Taxes (continued)

At December 31, 2013, the Company had net operating loss carryforwards for federal income tax return purposes of approximately $9,609,000 which expire between 2019 and 2032. The Company has net operating loss carryforwards for state income tax purposes of approximately $1,752,000 that begin to expire in 2014. A substantial part of this carryforward is subject to separate return limitations.

The Company’s ability to utilize its net operating loss carryforwards and other deferred tax assets may be limited in the event of a 50% or more ownership change within any three-year period. Future federal net operating losses generated by the Company can be carried forward for 20 years.

It is the intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. The company does not provide for U.S. income taxes on the earnings of foreign subsidiaries as such earnings are to be reinvested indefinitely. As of December 31, 2013, there is a minimal cumulative amount of earnings upon which U.S. income taxes have not been provided.

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

The Plan provides for nonqualified stock options, qualified (or incentive) stock options and stock grants. The Plan has a provision to reduce the number of shares reserved for award and issuance under the Plan by a ratio of 1.59 shares of common stock for each share of common stock that is issued pursuant to a Full Value Award (stock grant).

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

Under the Plan, a total of 18,000 restricted stock units have been granted, consisting of annual automatic grants to non-employee directors and the corporate secretary. The Company granted 3,000 shares of restricted stock in 2013 with a fair value of $2.16 per share. For the year ended December 31, 2013, total compensation expense recorded in the consolidated statements of income related to restricted stock units was $3,700, with an offsetting tax benefit of $1,800, as this expense is deductible for income tax purposes. As of December 31, 2013, there was $1,700 of total unrecognized compensation cost related to restricted sock units which is expected to be recognized over a period of .5 years. During 2013, shares of restricted stock units totaling 3,000 with a fair value of $6,180 were vested and became unrestricted.

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Shareholders’ Equity (continued)

Changes in options outstanding under the Stock Option Plans during 2013 are as follows :

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
Options	of Options	Price	Term (Years)	Value

Balance at December 31, 2012	596,000	$3.58
Granted	21,500	$2.23
Exercised	-	$-
Forfeited	(16,500)	$4.50

Balance at December 31, 2013	601,000	$3.50	1.42	$-

Exercisable at December 31, 2013	575,900	$3.55	1.18	$-

The weighted average grant-date fair value of the options granted during the years 2013, 2012 and 2011 was $1.28, $1.60, and $1.51 respectively. There was no total intrinsic value of options exercised during any of the years ended December 31, 2013 and 2012 and 2011.

There was no cash received from options exercised under any share-based payment arrangements for the years ended December 31, 2013, 2012 and 2011, and as a result, there was no actual tax benefit realized for tax deductions from option exercises in any of those years.

A summary of the status of the Company’s non-vested options as of December 31, 2013, and changes during the year ended December 31, 2013 is presented below:

		Weighted
		Average
	Number	Grant-Date
Nonvested Options	of Options	Fair Value

Nonvested at December 31, 2012	35,000	$1.28
Granted	21,500	$1.28
Vested	(14,000)	$1.29
Forfeited	(16,500)	$1.46

Nonvested at December 31, 2013	26,000	$1.25

At December 31, 2013, there was approximately $54,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. This cost is expected to be recognized over a period of approximately five years.

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

The fair value of the Company’s option grants issued during 2013, 2012 and 2011 were estimated using assumptions for expected life, volatility, dividend yield, forfeiture rate, and risk-free interest rate which are specific to each award as summarized in the following table. The estimated fair value of the Company’s options is amortized over the period during which the optionee is required to provide service in exchange for the award, usually the vesting period.

The fair value of the Company’s option grants under the Plan in 2013, 2012 and 2011 was estimated assuming the following weighted-average assumptions:

	2013	2012	2011

Expected life (years)	7.0	7.0	7.0
Expected forfeiture rate	0.0%	0.0 - 4.0%	2.0 - 3.7%
Expected volatility	49%	40 - 45%	40 - 45%
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	2.6 - 3.0%	1.7%	3.0 - 3.3%

Repurchase of Common Stock, Common Stock Warrants and Stock Options

In 1999 and 2001, the Board of Directors approved resolutions authorizing the Company to repurchase up to a total of 1,000,000 shares of its own stock on the open market, which the Board reaffirmed in 2008. There were no shares of the Company repurchased during 2013. During 2012 the Company repurchased approximately 9,000 shares of its stock on the open market. There were no shares of the Company’s stock repurchased during 2011. There are approximately 72,000 shares remaining under this repurchase authorization.

Note 10 – Retirement Plan

The Company has a defined-contribution retirement plan (the “Retirement Plan”) that allows for a matching safe harbor contribution. For 2013, the Board of Directors elected to match participant deferred salary contributions up to a maximum of 4% of the participant’s annual compensation. Discretionary profit sharing contributions are allowed under the Retirement Plan in years that the Board does not elect a safe harbor match. The Company has accrued approximately $48,000 for the estimated safe harbor matching contribution for the year ended December 31, 2013. The Company contributed $41,000 and $42,000 to the Retirement Plan for the safe harbor match for the years ended December 31, 2012 and December 31, 2011, respectively.

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Operating Leases

The Company leases office space and equipment under operating leases expiring at various dates through 2016.

Future minimum payments under non-cancelable operating leases having initial terms of more than one year consisted of the following:

Year ending December 31,

2014	304,237
2015	305,559
2016	125,640
2017	-
2018	-

$735,435

Payments for repair and maintenance agreements incorporated in operating lease agreements are included in the future minimum operating lease payments shown above.

Rent expense was $549,000, $438,000, and $423,000 for the years ended December 31, 2013, 2012 and 2011, respectively, and includes the above operating leases as well as month-to-month rental and certain executory costs. In 2013, the Company subleased a portion of its existing office space through the remainder of its lease term at a rate lower than is lease rate, resulting in a cumulative loss of $115,000. This loss will be amortized against total rent expense over the term of the sublease and it is included in total rent expense for 2013.

Note 12 – Commitments and Contingencies

As of December 31, 2013, the Company has commitments to purchase three PBRT systems, three Gamma Knife Perfexion systems, and one Gamma Knife model 4C system. These commitments total approximately $50,309,000, and the Company has made deposits and progress payments totaling approximately $5,884,000 towards the purchase of this equipment. One Perfexion system is scheduled to be installed some time in 2014 at a new customer site in Oregon, and a second Perfexion system in the first quarter 2014 at an existing customer site. The Gamma Knife model 4C system is projected to be installed in the fourth quarter 2014 at the Company’s new customer site in Peru. The remaining Perfexion is for a site yet to be determined. The three PBRT systems currently have anticipated delivery dates in 2014 and later, pending certain construction milestones. The deposits and progress payments are classified as deposits and construction in progress under Property and Equipment.

Note 13 – Significant Related Party Transactions

The Company’s Gamma Knife and IGRT businesses in Turkey are operated through EWRS Turkey. GKF owns indirectly 70% of EWRS Turkey, through its 70% ownership of EWRS LLC. The remaining 30% ownership of EWRS LLC is held by EMKA LLC (“EMKA”). EMKA is owned and operated by Mert Ozyurek (“Mr. Ozyurek”) who also sits on the Board of Directors of the Company. Mr. Ozyurek operates a foreign company called Ozyurek A.S. EWRS Turkey purchased its two Gamma Knife units from Ozyurek A.S. and has contracts for service and maintenance on the machines. The Company believes all its transactions with Mr. Ozyurek are arm’s-length transactions.

The Company’s Gamma Knife business is operated through its 81% indirect interest in its GKF subsidiary. The remaining 19% of GKF is owned by a wholly owned U.S. subsidiary of Elekta, which is the manufacturer of the Gamma Knife. Since the Company purchases its units from Elekta, there are significant related party transactions with Elekta such as equipment purchases, commitments to purchase equipment, deposits for such equipment purchases, and costs to maintain the equipment. The Company believes that all its transactions with Elekta are arm’s-length transactions. At December 31, 2013, the Company had commitments to purchase four Gamma Knife systems as discussed in Note 12.

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Major Customers

The Company’s revenue was provided by nineteen customers in 2013 and 2012, and twenty-one customers in 2011. In 2013, two customers each accounted for approximately 10% of total revenue, each. In 2012, two customers each accounted for approximately 13% and 11% of total revenue. In 2011, one customer accounted for approximately 25% of total revenue.

Note 15 – Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were available to be issued.

