Form 10-Q
period 2014-03-31
AMERICAN SHARED HOSPITAL SERVICES
filed 2014-05-15
CIK 744825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014 or

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

As of May 1, 2014, there are outstanding 4,608,370 shares of the Registrant’s common stock.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
ASSETS	March 31, 2014	December 31, 2013

Current assets:
Cash and cash equivalents	$957,000	$1,909,000
Restricted cash	50,000	50,000
Accounts receivable, net of allowance for doubtful accounts of $100,000 in 2014 and $100,000 in 2013	4,889,000	4,522,000

Other receivables	236,000	143,000
Prepaid expenses and other current assets	729,000	740,000
Current deferred tax assets	394,000	342,000

Total current assets	7,255,000	7,706,000

Property and equipment:
Medical equipment and facilities	86,746,000	86,712,000
Office equipment	749,000	749,000
Deposits and construction in progress	7,857,000	7,719,000
	95,352,000	95,180,000
Accumulated depreciation and amortization	(45,430,000)	(43,799,000)
Net property and equipment	49,922,000	51,381,000

Certificate of deposit	9,000,000	9,000,000
Investment in equity securities	2,701,000	2,701,000
Other assets	905,000	954,000

Total assets	$69,783,000	$71,742,000

LIABILITIES AND	(unaudited)
SHAREHOLDERS' EQUITY	March 31, 2014	December 31, 2013

Current liabilities:
Accounts payable	$895,000	$572,000
Employee compensation and benefits	181,000	204,000
Customer deposits/deferred revenue	697,000	709,000

Other accrued liabilities	1,496,000	1,529,000
Current portion of long-term debt	4,581,000	4,804,000
Current portion of obligations under capital leases	3,980,000	3,967,000

Total current liabilities	11,830,000	11,785,000

Long-term debt, less current portion	10,007,000	10,740,000
Long-term capital leases, less current portion	11,858,000	12,950,000
Advances on line of credit	8,900,000	8,840,000

Deferred income taxes	3,372,000	3,372,000

Shareholders' equity:
Common stock (4,608,000 shares at March 31, 2014 and 4,609,000 shares at December 31, 2013)	8,576,000	8,578,000
Additional paid-in capital	5,016,000	4,990,000
Accumulated other comprehensive loss	(441,000)	(442,000)
Retained earnings	6,398,000	6,494,000
Total equity-American Shared Hospital Services	19,549,000	19,620,000
Non-controlling interest in subsidiary	4,267,000	4,435,000
Total shareholders' equity	23,816,000	24,055,000

Total liabilities and shareholders' equity	$69,783,000	$71,742,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended March 31,
	2014	2013

Medical services revenue	$4,064,000	$4,668,000

Costs of revenue:

Maintenance and supplies	487,000	381,000

Depreciation and amortization	1,611,000	1,474,000

Other direct operating costs	677,000	695,000

	2,775,000	2,550,000

Gross Margin	1,289,000	2,118,000

Selling and administrative expense	922,000	1,235,000

Interest expense	470,000	471,000

Operating (loss) income	(103,000)	412,000

Gain (loss) foreign currency transactions	15,000	(141,000)
Interest and other income	9,000	14,000

(Loss) income before income taxes	(79,000)	285,000

Income tax (benefit) expense	(30,000)	52,000

Net (loss) income	(49,000)	233,000
Less: Net income attributable to non-controlling interest	(47,000)	(208,000)

Net (loss) income attributable to American Shared Hospital Services	$(96,000)	$25,000

Net (loss) income per share:

(Loss) earnings per common share - basic	$(0.02)	$0.01

(Loss) earnings per common share - diluted	$(0.02)	$0.01

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three months ended March 30,
	2014	2013

Net (loss) income attributable to American Shared Hospital Services	$(96,000)	$25,000

Other comprehensive income:
Foreign currency translation adjustments	1,000	22,000

Total comprehensive (loss) income	(95,000)	47,000
Less comprehensive income attributable to the non-controlling interest	-	14,000

Comprehensive (loss) income attributable to
American Shared Hospital Services	$(95,000)	$33,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	YEARS ENDED DECEMBER 31, 2012 AND 2013 AND THREE MONTH PERIOD MARCH 31, 2014
				Accumulated
			Additional	Other			Non-controlling
	Common	Common	Paid-in	Comprehensive	Retained	Sub-Total	Interests in
	Shares	Stock	Capital	(Loss) Income	Earnings	ASHS	Subsidiaries	Total

Balances at January 1, 2012	4,611,000	8,606,000	4,828,000	-	6,768,000	20,202,000	4,969,000	25,171,000

Repurchase of common stock	(9,000)	(28,000)	-	-	-	(28,000)	-	(28,000)

Stock based compensation expense	4,000	-	74,000	-	-	74,000	-	74,000

Investment in subsidiaries by non-controlling interests	-	-	-	-	-	-	217,000	217,000

Cumulative translation adjustment	-	-	-	(357,000)	-	(357,000)	(280,000)	(637,000)

Cash distributions to non-controlling interests	-	-	-	-	-	-	(780,000)	(780,000)

Net income	-	-	-	-	38,000	38,000	775,000	813,000

Balances at December 31, 2012	4,606,000	8,578,000	4,902,000	(357,000)	6,806,000	19,929,000	4,901,000	24,830,000

Stock based compensation expense	3,000	-	88,000	-	-	88,000	-	88,000

Investment in subsidiaries by non-controlling interests	-	-	-	-	-	-	184,000	184,000

Cumulative translation adjustment	-	-	-	(85,000)	-	(85,000)	(57,000)	(142,000)

Cash distributions to non-controlling interests	-	-	-	-	-	-	(792,000)	(792,000)

Net income (loss)	-	-	-	-	(312,000)	(312,000)	199,000	(113,000)

Balances at December 31, 2013	4,609,000	8,578,000	4,990,000	(442,000)	6,494,000	19,620,000	4,435,000	24,055,000

Repurchase of common stock	(1,000)	(2,000)	-	-	-	(2,000)	-	(2,000)

Stock based compensation expense	-	-	26,000	-	-	26,000	-	26,000
						-
Investment in subsidiaries by non-controlling interests	-	-	-	-	-	-	59,000	59,000

Cumulative translation adjustment	-	-	-	1,000	-	1,000	-	1,000

Cash distributions to non-controlling interests	-	-	-	-	-	-	(274,000)	(274,000)

Net income (loss)	-	-	-	-	(96,000)	(96,000)	47,000	(49,000)

Balances at March 31, 2014 (unaudited)	4,608,000	$8,576,000	$5,016,000	$(441,000)	$6,398,000	$19,549,000	$4,267,000	$23,816,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months ended March 31,
	2014	2013
Operating activities:
Net (loss) income	$(49,000)	$233,000

Adjustments to reconcile net income to net cash from operating activities:

Depreciation and amortization	1,679,000	1,485,000

Deferred income tax	(52,000)	(1,000)

(Gain) loss on foreign currency transactions	(15,000)	141,000

Stock based compensation expense	26,000	37,000

Changes in operating assets and liabilities:

Receivables	(456,000)	(714,000)

Prepaid expenses and other assets	-	137,000

Customer deposits/deferred revenue	(12,000)	-

Accounts payable and accrued liabilities	283,000	562,000

Net cash from operating activities	1,404,000	1,880,000

Investing activities:
Payment for purchase of property and equipment	(147,000)	(119,000)

Net cash from investing activities	(147,000)	(119,000)

Financing activities:
Principal payments on long-term debt	(956,000)	(790,000)

Principal payments on capital leases	(1,079,000)	(956,000)

Advances on line of credit	60,000	-

Capital contributions from non-controlling interests	59,000	15,000

Distributions to non-controlling interests	(274,000)	(291,000)

Repurchase common stock	(2,000)	(291,000)

Net cash from financing activities	(2,192,000)	(2,313,000)

Effect of changes in foreign exchange rates on cash	(17,000)	(1,000)

Net change in cash and cash equivalents	(952,000)	(553,000)

Cash and cash equivalents at beginning of period	1,909,000	1,564,000

Cash and cash equivalents at end of period	$957,000	$1,011,000

Supplemental cash flow disclosure:
Cash paid during the period for:

Interest	$541,000	$532,000

Income taxes	$21,000	$10,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly American Shared Hospital Services’ consolidated financial position as of March 31, 2014 and the results of its operations for the three month period ended March 31, 2014 and 2013, which results are not necessarily indicative of results on an annualized basis. Consolidated balance sheet amounts as of December 31, 2013 have been derived from audited financial statements.

These unaudited consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2013 included in the Company’s 10-K filed with the Securities and Exchange Commission.

These financial statements include the accounts of American Shared Hospital Services (the “Company”) and its wholly-owned subsidiaries: OR21, Inc. (“OR21”); MedLeader.com, Inc. (“MedLeader”); and American Shared Radiosurgery Services (“ASRS”); ASRS’ majority-owned subsidiary, GK Financing, LLC (“GKF”); GKF’s wholly-owned subsidiaries, GK Financing U.K., Limited (“GKUK”), Instituto de Gamma Knife del Pacifico S.A.C. (“GKPeru”), GKFDB#1, LLC (“GKFDB1”), and GKFDB#2, LLC (“GKFDB2”). GKFDB1 and GKFDB2 each own 50% of the subsidiary GKF do Brasil Equipamentos Medicos LTDA (“GKF do Brasil”); ASHS’ majority owned subsidiary, Long Beach Equipment, LLC (“LBE”), GKF’s majority owned subsidiaries, Albuquerque GK Equipment, LLC (“AGKE”), Jacksonville GK Equipment, LLC (“JGKE”) and EWRS, LLC (“EWRS”), and EWRS’ wholly owned subsidiary, EWRS Tibbi Cihazlar Ticaret Ltd Sti (“EWRS Turkey ”).

The Company through its majority-owned subsidiary, GKF, provided Gamma Knife units to nineteen medical centers as of March 31, 2014 in the states of Arkansas, California, Connecticut, Florida, Illinois, Massachusetts, Mississippi, Nevada, New Jersey, New Mexico, New York, Tennessee, Oklahoma, Ohio, Texas and Wisconsin, and in Turkey.

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

The Company formed the subsidiaries GKUK, GKPeru, EWRS, EWRS Turkey and GKF do Brasil for the purposes of expanding its business internationally into the United Kingdom, Peru, Turkey and Brazil; LBE to provide proton beam therapy services in Long Beach, California; and AGKE and JGKE to provide Gamma Knife services in Albuquerque, New Mexico and Jacksonville, Florida. AGKE and EWRS Turkey began operation in the second quarter 2011 and JGKE began operation in the fourth quarter 2011. GKPeru is expected to begin operation in the latter part of 2014. GKUK is inactive and LBE is not expected to generate revenue in the next two years. The Company is in the final stages of liquidating GKF do Brazil and ASHS do Brazil.

During 2013 and 2014, the Company’s partner in its Turkey operation, and its partners in the Jacksonville Gamma Knife operations have made investments in EWRS, and JGKE, respectively. These investments are included in the line item “Non-controlling interests in subsidiaries” in the Company’s financial statements.

Based on guidance provided in accordance with ASC 830, Foreign Currency Matters (“ASC 830”), the Company analyzes its operations outside the United States to determine the functional currency of each operation. Management has determined that these operations are initially accounted for in U.S. Dollars since the primary transactions incurred are in U.S. Dollars and the Company provides significant funding towards the startup of the operation. When Management determines that an operation has become self-sufficient, the Company may change its accounting for the operation to the local currency from the U.S. Dollar, depending on the facts and circumstances. The Company determined that effective in the third quarter 2012, the functional currency for its Turkish operation, EWRS Turkey, was the Turkish Lira. Therefore, in accordance with ASC 830, EWRS Turkey’s balance sheet accounts were translated at rates in accordance with guidance provided under ASC 830, and accumulated losses and translation differences were recorded in accumulated other comprehensive loss, which is a separate component of equity.

As of March 31, 2014 and December 31, 2013, EWRS Turkey’s balance sheet accounts were translated at rates in effect as of those dates, respectively, and income and expense accounts were translated at the weighted average rates of exchange during those respective periods. Translation adjustments resulting from this process were also recognized under accumulated other comprehensive loss. Gains and losses from foreign currency transactions are listed in the Company’s Consolidated Statements of Operations. The Company recorded a net foreign currency gain of $15,000 for the three month period ended March 31, 2014 and net foreign currency loss of approximately $141,000 for the three month period ended March 31, 2013.

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

Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding. For the three months ended March 31, 2014 basic loss per share was computed using 4,608,000 common shares. For the three months ended March 31, 2013 basic earnings per share was computed using 4,606,000 common shares and diluted earnings per share was computed using 4,610,000 common shares and equivalents.

Pursuant to United States Generally Accepted Accounting Principles (GAAP), potentially dilutive common stock equivalents, such as dilutive stock options are not considered when their inclusion in reporting earnings per share would be dilutive to reported losses incurred per share. Because the Company is reporting a loss for the quarter ending March 31, 2014, the potentially dilutive effects of approximately 525,000 of the Company’s stock options are not considered for this reporting period. The computation for 2013 excluded approximately 592,000 of the Company’s stock options because the strike price of the options was higher than the average market price during the quarter.

Note 3.	Stock-based Compensation

On June 2, 2010, the Company’s shareholders approved an amendment and restatement of the 2006 Stock Incentive Plan (the “2006 Plan”). Among other things, the amendment and restatement renamed the 2006 Plan to the Incentive Compensation Plan (the “Plan”) and increased the number of shares of the Company’s common stock reserved for issuance under the Plan by an additional 880,000 shares from 750,000 shares to 1,630,000 shares. The shares are reserved for issuance to officers of the Company, other key employees, non-employee directors, and advisors. The Plan serves as successor to the Company’s previous two stock-based employee compensation plans, the 1995 and 2001 Stock Option Plans. The shares reserved under those two plans, including the shares of common stock subject to currently outstanding options under the plans, were transferred to the Plan, and no further grants or share issuances will be made under the 1995 and 2001 Plans. Under the Plan, there have been 146,000 restricted stock units granted, consisting primarily of annual automatic grants and deferred compensation to non-employee directors, and there are 551,000 options granted, of which 526,000 options are vested as of March 31, 2014.

Compensation expense associated with the Company’s stock-based awards to employees is calculated using the Black-Scholes valuation model. The Company’s stock-based awards have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates. The estimated fair value of the Company’s option grants is estimated using assumptions for expected life, volatility, dividend yield, and risk-free interest rate which are specific to each award. The estimated fair value of the Company’s options is amortized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Accordingly, stock-based compensation cost before income tax effect in the amount of $26,000 is reflected in net income for the three month period ended March 31, 2014, compared to $37,000 in the same period in the prior year. There were no options issued and no options exercised during either of the three month periods ended March 31, 2014 or March 31, 2013. There were no excess income tax benefits to report.

Note 4.	Investment in Equity Securities

As of March 31, 2014 and December 31, 2013 the Company had a $2,701,000 investment in the common stock of Mevion Medical Systems, Inc. (“Mevion”), formerly Still River Systems, Inc., representing an approximate 0.77% interest in Mevion. The Company accounts for this investment under the cost method.

The Company carries its investment in Mevion at cost and reviews it for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value of the investment may not be recoverable. The Company evaluated this investment for impairment at December 31, 2013 and reviewed it at March 31, 2014 in light of both current market conditions and the ongoing needs of Mevion to raise cash to continue its development of the first compact, single room proton beam radiation therapy (“PBRT”) system. Based on its analysis, the Company estimates that there is currently an unrealized loss (impairment) of approximately $2.4 million.

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

Mevion’s first PBRT unit at Barnes Jewish Hospital is complete. The first treatment at Barnes Jewish Hospital was performed in mid-December 2013. Mevion is continuing the installation process at five other sites, including the Company’s site at University of Florida Cancer Center at Orlando Health (formerly the MD Anderson Cancer Center Orlando). The Company’s first site broke ground for construction in September 2012 and the accelerator is expected to be delivered in Fall 2014.

Note 5.	Line of Credit

The Company has a $9,000,000 renewable line of credit with the Bank of America (the “Bank”) that has been in place since June 2004 and has a maturity date of August 1, 2015. The line of credit is drawn on from time to time as needed for equipment purchases and working capital. Amounts drawn against the line of credit are at an interest rate per year equal to the Bank’s prime rate minus 0.5 percentage point, or alternately, at the Company’s discretion, the LIBOR rate plus 1.0 percentage point, and are secured by the Company’s cash invested with the Bank. The Company is in compliance with all debt covenants required. The weighted average interest rate during the first three months of 2014 was 1.50%. At March 31, 2014, $8,900,000 was borrowed against the line of credit, compared to $8,840,000 at December 31, 2013.

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

The estimated fair value of the Company’s assets and liabilities as of March 31, 2014 and December 31, 2013 were as follows (in thousands):

	Level 1	Level 2	Level 3	Total	Carrying Value
March 31, 2014

Assets:
Cash, cash equivalents, restricted cash	$1,007			$1,007	$1,007
Receivables	4,889			4,889	4,889
Certificate of deposit	9,000			9,000	9,000
Investment in equity securities			300	300	2,701
Total	$14,896	$-	$300	$15,196	$17,597

Liabilities
Accounts payable and other accrued liabilities	$3,269			$3,269	$3,360
Advances on line of credit	8,900			8,900	8,900
Debt obligations			30,203	30,203	30,426
Total	$12,169	$-	$30,203	$42,372	$42,686

December 31, 2013

Assets:
Cash, cash equivalents, restricted cash	$1,959			$1,959	$1,959
Receivables	4,522			4,522	4,522
Certificate of deposit	9,000			9,000	9,000
Investment in equity securities			300	300	2,701
Total	$15,481	$-	$300	$15,781	$18,182

Liabilities
Accounts payable and other accrued liabilities	$3,014			$3,014	$3,014
Advances on line of credit	8,840			8,840	8,840
Debt obligations			32,418	32,418	32,461
Total	$11,854	$-	$32,418	$44,272	$44,315

Note 7.	Repurchase of Common Stock

In 1999 and 2001, the Board of Directors approved resolutions authorizing the Company to repurchase up to a total of 1,000,000 shares of its own stock on the open market, which the Board reaffirmed in 2008. There were 1,000 shares repurchased in the first quarter of 2014. There were no shares repurchased in 2013. There are approximately 72,000 shares remaining under this repurchase authorization.

Note 8.	Income Taxes

We generally calculate our effective income tax rate at the end of an interim period using an estimate of the annual effective income tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate of the annual effective income tax rate cannot be made, we compute our provision for income taxes using the actual effective income tax rate for the year-to-date period. Our effective income tax rate is highly influenced by the amount of the nondeductible stock-based compensation associated with grants of our common stock options and the results from foreign operations. A small change in estimated annual pretax income (loss) can produce a significant variance in the annual effective income tax rate given the expected amount of these items. Because of this variability, a reliable estimate of the annual effective income tax rate for 2014 cannot be made. As a result, we have computed our provision (benefit) for income taxes for the three months ended March 31, 2014 by applying the actual effective tax rate to income (loss) for the period.

Note 9.	Reclassification

Certain comparative amounts in the consolidated financial statements have been reclassified to conform to the current quarter’s presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report to the Securities and Exchange Commission may be deemed to contain certain forward-looking statements with respect to the financial condition, results of operations and future plans of American Shared Hospital Services, which involve risks and uncertainties including, but not limited to, the risks of the Gamma Knife and radiation therapy businesses, the risks of developing The Operating Room for the 21st CenturySM program, and the risks of investing in a development-stage company, Mevion. Further information on potential factors that could affect the financial condition, results of operations and future plans of American Shared Hospital Services is included in the filings of the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 10, 2014.

The Company had nineteen Gamma Knife units in operation at March 31, 2014 and twenty at March 31, 2013. Four of the Company’s customer contracts are through subsidiaries where GKF or its subsidiary is the majority owner and managing partner. Eleven of the Company’s nineteen current Gamma Knife customers are under fee-per-use contracts, and eight customers are under retail arrangements. The Company’s two contracts to provide radiation therapy and related equipment services to existing Gamma Knife customers are considered retail arrangements. Retail arrangements are further classified as either turn-key or revenue sharing. Revenue from fee per use contracts is recorded on a gross basis as determined by each hospital’s contracted rate. Under turn-key arrangements, the Company receives payment from the hospital in the amount of its reimbursement from third party payors, and is responsible for paying all the operating costs of the equipment. Revenue is recorded on a gross basis and estimated based on historical experience of that hospital’s contracts with third party payors. For revenue sharing arrangements the Company receives a contracted percentage of the reimbursement received by the hospital. The gross amount the Company expects to receive is recorded as revenue and estimated based on historical experience.

On January 2, 2013, Congress enacted the American Taxpayer Relief Act of 2012 which reduced Gamma Knife delivery code reimbursement from $7,910 to $3,300, effective April 1, 2013. All other Gamma Knife reimbursement codes remained unchanged. Effective January 1, 2014, the Gamma Knife delivery code reimbursement was increased approximately 9%.

Medical services revenue decreased by $604,000 to $4,064,000 for the three month period ended March 31, 2014 from $4,668,000 for the three month period ended March 31, 2013. Revenue from the Company’s radiation therapy contracts also decreased for the three month period by $19,000, to $348,000 from $367,000 for the same period in the prior year. The decrease was due to a decline in volume at the existing radiation therapy sites. The decrease in Gamma Knife revenue was also due to a decrease in procedures at existing sites and increased procedures at sites with lower revenue per procedure than the Company’s historical average.

The number of Gamma Knife procedures decreased by 28 to 593 in the first quarter 2014 from 621 in the same quarter in the prior year, primarily due to decreased volume at existing sites. However, for the three month period, volume at the Company’s sites where Perfexion units have been installed increased by 3%. One site was down for five weeks in the first quarter of 2014 undergoing an upgrade. Two other sites were down approximately one month each due to equipment and personnel issues. A few of the Company’s other sites experienced lower volumes due to the extreme weather experienced in the Midwest and East Coast during the first three months of 2014.

Total costs of revenue increased by $225,000 to $2,775,000 for the three month period ended March 31, 2014 from $2,550,000 for the three month period ended March 31, 2013. Maintenance and supplies increased by $106,000 for the three month period ended March 31, 2014 compared to the same period in the prior year, primarily due to increased contract maintenance costs. Depreciation and amortization increased by $137,000 for the three month period ended March 31, 2014 compared to the same period in the prior year. This was due to the addition of one new site and an upgrade performed in the second quarter of 2013, plus two reloads which were done in the fourth quarter 2013. When an upgrade or reload is performed the book value of the unit increases which increases depreciation expense. Other direct operating costs decreased by $18,000 for the three month period ended March 31, 2014 compared to the same period in the prior year primarily due to decreased property tax and marketing expense. This was offset by increased operating costs in connection with the Company’s retail sites.

Selling and administrative costs decreased by $313,000 to $922,000 for the three month period ended March 31, 2014 from $1,235,000 for the three month period ended March 31, 2013. This decrease was primarily due to lower payroll related costs, consulting fees and rent expense. Building rent and consulting fees decreased due to accrued rent expense and commissions relating to a sublease of a portion of the Company’s office space, which was recorded in the first quarter of 2013. The rent accrual was required because the Company subleased a portion of its existing office space through the remainder of its lease term at a rate lower than its lease rate, which resulted in a cumulative loss. This loss is amortized against total rent expense over the term of the sublease and is included in total rent expense.

Interest expense decreased by $1,000 to $470,000 for the three month period ended March 31, 2014 from $471,000 for the three month period ended March 31, 2013.

The gain from foreign currency transactions was $15,000 for the three month period ended March 31, 2014 compared to a loss of $141,000 for the same period prior year. The gain or loss from foreign currency transactions is driven by fluctuations in the exchange rate between the US Dollar and Turkish Lira.

Interest and other income decreased by $5,000 to $9,000 for the three month period ended March 31, 2014 from $14,000 for the three month period ended March 31, 2013. Interest income is generated from interest earned on the Company’s certificate of deposit and other investments.

The Company had income tax benefit of $30,000 for the three month period ended March 31, 2014 compared to income tax expense of $52,000 for the three month period ended March 31, 2013. The decrease in income tax expense is primarily due to lower taxable income attributable to American Shared Hospital Services.

Net income attributable to non-controlling interest decreased by $161,000 to $47,000 for the three month period ended March 31, 2014 from $208,000 for the three month period ended March 31, 2013. Net income attributable to non-controlling interests represents net income earned by the 19% non-controlling interest in GKF, and net income of the non-controlling interests in various subsidiaries controlled by GKF. The decrease or increase in net income attributable to non-controlling interests reflects the relative profitability of GKF.

The Company had a net loss of $96,000, or $0.02 per diluted share, for the three month period ended March 31, 2014 compared to net income of $25,000, or $0.01 per diluted share, in the same period in the prior year. The decrease in net income was primarily due to a decrease in medical services revenue and increased depreciation and maintenance expense, partially offset by decreased selling and administrative costs and a gain on foreign currency transactions for the period.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $957,000 at March 31, 2014 compared to $1,909,000 at December 31, 2013. The Company’s cash position decreased by $952,000 due to payments for the purchase of property and equipment of $147,000, principal payments on long term debt and capital leases of $2,035,000, distributions to non-controlling interests of $274,000, repurchased of common stock of $2,000, and a net loss due to the effect on cash from changes in foreign exchange rates of $17,000. These decreases were offset by net cash from operating activities of $1,404,000, advances on the line of credit of $60,000 and an investment by a non-controlling interest of $59,000.

As of March 31, 2014, the Company has a $9,000,000 principal investment in a certificate of deposit with a bank at an interest rate of 0.10% and a maturity date in August 2014.

The Company has a two year renewable $9,000,000 line of credit with a bank, available as needed for equipment purchases and working capital. Amounts drawn against the line of credit are secured by the Company’s cash invested with the bank. At March 31, 2014 there was $8,900,000 drawn against the line of credit.

The Company has scheduled interest and principal payments under its debt obligations of approximately $4,581,000 and scheduled capital lease payments of approximately $3,980,000 during the next 12 months. The Company believes that its cash flow from operations and cash resources are adequate to meet its scheduled debt and capital lease obligations during the next 12 months.

The Company as of March 31, 2014 had shareholders’ equity of $23,816,000, negative working capital of $4,575,000 and total assets of $69,783,000.

Commitments

The Company has a $2,701,000 common stock investment in Mevion, which is considered a long-term investment on the balance sheet and is recorded at cost. As of March 31, 2014, the Company also has $3,000,000 in non-refundable deposits toward the purchase of three MEVION S250 PBRT systems from Mevion. The Company has entered into an agreement with a radiation oncology physician group which has contributed $400,000 towards the deposits on the third system. The Company’s first PBRT system has an anticipated delivery date in the second half of 2014.

The Company has made non-refundable deposits totaling $5,884,000 towards the purchase of a Gamma Knife model 4C system and three Gamma Knife Perfexion units. One Perfexion system is scheduled to be installed in the first quarter 2014 at an existing customer site and a second Perfexion system is scheduled to be installed in the fourth quarter 2014 at a new customer site in Oregon. The Gamma Knife model 4C system is projected to be installed in the fourth quarter 2014 at the Company’s new customer site in Peru. The remaining Perfexion is for a site yet to be determined

Including the commitments for the three MEVION S250 systems, the three Perfexion units, and the Gamma Knife model 4C system, the Company has total remaining commitments to purchase equipment in the amount of approximately $50,309,000. It is the Company’s intent to finance the remaining purchase commitments as needed. The financing for the Perfexion upgrade installed in the first quarter has been completed and financing commitments have been obtained for the Gamma Knife units in Oregon and Peru. Due to the current economic and credit market conditions it has been more difficult to obtain financing for some of the Company’s projects. The Company expects that it will be able to obtain financing on the commitments for the remaining Perfexion units. The Company also expects it will be able to obtain financing commitments from lenders for its PBRT systems. However, there can be no assurance that financing will be available for the Company’s current or future projects, or at terms that are acceptable to the Company.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage or prepayment features. The Company does not have affiliation with partnerships, trust or other entities whose purpose is to facilitate off-balance sheet financial transactions or similar arrangements, and therefore has no exposure to the financing, liquidity, market or credit risks associated with such entities. At March 31, 2014 the Company had no significant long-term, market-sensitive investments.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the company and its subsidiaries is communicated to the chief executive officer and the chief financial officer. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of March 31, 2014, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the chief executive officer and the chief financial officer, and recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors

There are no changes from those listed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.
(a)	Exhibits

The following exhibits are filed herewith:

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	The following materials from the Quarterly Report on Form 10-Q for American Shared Hospital Services for the quarter ended March 31, 2014, filed on May 15, 2014, formatted in XBRL: Condensed Consolidated Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013; Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013; Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013; Condensed Consolidated Statement of Shareholders’ Equity for the periods ended December 31, 2012 and 2013 and three months ended March 31, 2014 (unaudited); Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and Notes to the Unaudited Condensed Consolidated Financial Statements, detail tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SHARED HOSPITAL SERVICES

Registrant

Date:	May 15, 2014	/s/ Ernest A. Bates, M.D.
Ernest A. Bates, M.D.
Chairman of the Board and Chief Executive Officer

Date:	May 15, 2014	/s/ Craig K. Tagawa
Craig K. Tagawa
Senior Vice President
Chief Operating and Financial Officer

