Form 10-K/A
period 2013-12-31
AMERICAN SHARED HOSPITAL SERVICES
filed 2014-06-23
CIK 744825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

Amendment No. 1 (Mark One)

☒	Annual Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act of 1934
For The Fiscal Year Ended December 31, 2013

or

☐	Transition Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act of 1934
For The Transition Period From _______________ to _______________ .

Commission file number 1-08789

American Shared Hospital Services

(Exact name of registrant as specified in its charter)

California	94-2918118
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Four Embarcadero Center, Suite 3700, San Francisco, California	94111-4107
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 788-5300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock No Par Value	NYSE MKT

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

EXPLANATORY NOTE — EXHIBIT FILING ONLY

American Shared Hospital Services (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Form 10-K”), originally filed on March 31, 2014. This Amendment is an exhibit-only filing in response to comments received from the Securities and Exchange Commission (the “Commission”) regarding a request for confidential treatment of certain portions of Exhibit 10.22B originally filed with the Form 10-K. This Amendment is being filed solely to re-file Exhibit 10.22B based on Commission comments. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

This Amendment is limited in scope to the items identified above and should be read in conjunction with the Form 10-K. This Amendment does not reflect events occurring after the filing of the Form 10-K and no revisions are being made to the Company’s financial statements pursuant to this Amendment. Other than the filing of the information identified above, this Amendment does not modify or update the disclosure in the Form 10-K in any way.

2

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

Exhibit Number	Description

10.22b	Lease Agreement for a Gamma Knife Unit (Perfexion Upgrade) effective July 30, 2013 between GK Financing, LLC and Tufts Medical Center, Inc. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.)

31a	Rule 13a-14(a)/15d-14(a) Certifications

31b	Rule 13a-14(a)/15d-14(a) Certifications

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 23, 2014	American Shared Hospital Services

	By:	/s/ Ernest A. Bates, M.D.
Ernest A. Bates
Chairman of the Board and Chief Executive Officer

4