Form 10-Q
period 2014-09-30
AMERICAN SHARED HOSPITAL SERVICES
filed 2014-11-14
CIK 744825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014 or

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

As of November 1, 2014, there are outstanding 5,361,370 shares of the Registrant’s common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
ASSETS	September 30, 2014	December 31, 2013

Current assets:
Cash and cash equivalents	$1,415,000	$1,909,000
Restricted cash	50,000	50,000
Certificate of deposit	9,000,000	0
Accounts receivable, net of allowance for doubtful accounts of $100,000 in 2014 and $100,000 in 2013	3,671,000	4,522,000
Other receivables	290,000	143,000
Prepaid expenses and other current assets	230,000	740,000
Current deferred tax assets	475,000	342,000

Total current assets	15,131,000	7,706,000

Property and equipment:
Medical equipment and facilities	82,418,000	86,712,000
Office equipment	721,000	749,000
Deposits and construction in progress	7,956,000	7,719,000
	91,095,000	95,180,000
Accumulated depreciation and amortization	(46,125,000)	(43,799,000)
Net property and equipment	44,970,000	51,381,000

Certificate of deposit	0	9,000,000
Investment in equity securities	2,705,000	2,701,000
Other assets	714,000	954,000

Total assets	$63,520,000	$71,742,000

LIABILITIES AND	(unaudited)
SHAREHOLDERS' EQUITY	September 30, 2014	December 31, 2013

Current liabilities:
Accounts payable	$348,000	$572,000
Employee compensation and benefits	154,000	204,000
Customer deposits/deferred revenue	672,000	709,000

Other accrued liabilities	1,247,000	1,529,000
Current portion of long-term debt	2,065,000	4,804,000
Current portion of obligations under capital leases	4,385,000	3,967,000
Advances on line of credit	8,280,000	0

Total current liabilities	17,151,000	11,785,000

Long-term debt, less current portion	5,840,000	10,740,000
Long-term capital leases, less current portion	12,025,000	12,950,000
Advances on line of credit	0	8,840,000

Deferred income taxes	3,538,000	3,372,000

Shareholders' equity:
Common stock (5,261,000 shares at September 30, 2014 and 4,609,000 shares at December 31, 2013)	10,156,000	8,578,000
Additional paid-in capital	5,043,000	4,990,000
Accumulated other comprehensive income (loss)	0	(442,000)
Retained earnings	5,484,000	6,494,000
Total equity-American Shared Hospital Services	20,683,000	19,620,000
Non-controlling interest in subsidiary	4,283,000	4,435,000
Total shareholders' equity	24,966,000	24,055,000

Total liabilities and shareholders' equity	$63,520,000	$71,742,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Medical services revenue	$3,982,000	$4,396,000	$11,425,000	$13,647,000

Costs of revenue:

Maintenance and supplies	382,000	470,000	1,320,000	1,317,000

Depreciation and amortization	1,478,000	1,615,000	4,695,000	4,658,000

Other direct operating costs	519,000	730,000	1,673,000	2,080,000

	2,379,000	2,815,000	7,688,000	8,055,000

Gross Margin	1,603,000	1,581,000	3,737,000	5,592,000

Selling and administrative expense	933,000	887,000	2,792,000	3,275,000

Interest expense	396,000	532,000	1,376,000	1,459,000

Operating income (loss)	274,000	162,000	(431,000)	858,000

(Loss) on sale of subsidiary	-	-	(572,000)	-
(Loss) gain on foreign currency transactions	-	(306,000)	161,000	(840,000)
Interest and other income	7,000	11,000	22,000	19,000

Income (loss) before income taxes	281,000	(133,000)	(820,000)	37,000

Income tax expense	29,000	-	33,000	40,000

Net income (loss)	252,000	(133,000)	(853,000)	(3,000)

Less: Net (income) attributable to non-controlling interests	(239,000)	(1,000)	(157,000)	(227,000)

Net income (loss) attributable to American Shared Hospital Services	$13,000	$(134,000)	$(1,010,000)	$(230,000)

Net income (loss) per share:

Income (loss) per common share - basic	$-	$(0.03)	$(0.21)	$(0.05)

Income (loss) per common share - assuming dilution	$-	$(0.03)	$(0.21)	$(0.05)

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Net income (loss) attributable to American Shared Hospital Services	$13,000	$(134,000)	$(1,010,000)	$(230,000)

Other comprehensive (loss) income:
Foreign currency translation adjustments	-	(51,000)	779,000	(111,000)

Total comprehensive income (loss)	13,000	(185,000)	(231,000)	(341,000)
Less comprehensive income (loss) attributable to the non-controlling interest	-	(22,000)	(337,000)	(44,000)

Comprehensive income (loss) attributable to American Shared Hospital Services	$13,000	$(163,000)	$106,000	$(297,000)

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	PERIODS ENDED DECEMBER 31, 2012 AND 2013 AND SEPTEMBER 30, 2014
				Accumulated
			Additional	Other			Non-controlling
	Common	Common	Paid-in	Comprehensive	Retained	Sub-Total	Interests in
	Shares	Stock	Capital	Income (Loss)	Earnings	ASHS	Subsidiaries	Total

Balances at January 1, 2012	4,611,000	$8,606,000	$4,828,000	$-	$6,768,000	$20,202,000	$4,969,000	$25,171,000

Repurchase of commone stock	(9,000)	(28,000)	-	-	-	(28,000)	-	(28,000)
				-
Stock based compensation expense	4,000	-	74,000	-	-	74,000	-	74,000

Investment in subsidiaries by non-controlling interests	-	-	-	-	-	-	217,000	217,000

Cumulative translation adjustment	-	-	-	(357,000)	-	(357,000)	(280,000)	(637,000)

Cash distributions to non-controlling interests	-	-	-	-	-	-	(780,000)	(780,000)

Net income	-	-	-	-	38,000	38,000	775,000	813,000

Balances at December 31, 2012	4,606,000	8,578,000	4,902,000	(357,000)	6,806,000	19,929,000	4,901,000	24,830,000

Stock based compensation expense	3,000	-	88,000		-	88,000	-	88,000

Investment in subsidiaries by non-controlling interests	-	-	-	-	-	-	184,000	184,000

Cumulative translation adjustment	-	-	-	(85,000)	-	(85,000)	(57,000)	(142,000)

Cash distributions to non-controlling interests	-	-	-	-	-	-	(792,000)	(792,000)

Net (loss) income	-	-	-	-	(312,000)	(312,000)	199,000	(113,000)

Balances at December 31, 2013	4,609,000	8,578,000	4,990,000	(442,000)	6,494,000	19,620,000	4,435,000	24,055,000

Repurchase common stock	(1,000)	(2,000)	-	-	-	(2,000)	-	(2,000)

Private placement common stock	650,000	1,580,000	-	-	-	1,580,000	-	1,580,000

Stock based compensation expense	3,000	-	53,000	-	-	53,000	-	53,000

Investment in subsidiaries by non-controlling interests	-	-	-	-	-	-	102,000	102,000

Cumulative translation adjustment	-	-	-	442,000	-	442,000	337,000	779,000

Cash distributions to non-controlling interests	-	-	-	-	-	-	(748,000)	(748,000)

Net (loss) income	-	-	-	-	(1,010,000)	(1,010,000)	157,000	(853,000)

Balances at September 30, 2014 (unaudited)	5,261,000	10,156,000	5,043,000	-	5,484,000	20,683,000	4,283,000	24,966,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months ended September 30,
	2014	2013
Operating activities:
Net (loss)	$(853,000)	$(3,000)

Adjustments to reconcile net (loss) to net cash from operating activities:

Depreciation and amortization	4,808,000	4,746,000

Loss on sale of subsidiary	572,000	-

Deferred income tax	33,000	(6,000)

Cumulative translation adjustment and other	(161,000)	840,000

Stock based compensation expense	53,000	69,000

(Gain) on sale of assets	(1,000)	-

Changes in operating assets and liabilities:

Receivables	431,000	(966,000)

Prepaid expenses and other assets	141,000	193,000

Customer deposits/deferred revenue	(37,000)	(25,000)

Accounts payable and accrued liabilities	(573,000)	1,437,000

Net cash from operating activities	4,413,000	6,285,000

Investing activities:
Payment for purchase of property and equipment	(338,000)	(3,293,000)

Investment in equity securities	(4,000)	(14,000)

Proceeds from sale of subsidiary	768,000	-

Net cash from investing activities	426,000	(3,307,000)

Financing activities:
Principal payments on long-term debt	(2,457,000)	(2,584,000)

Principal payments on capital leases	(3,240,000)	(2,916,000)

Long term debt financing on property and equipment	-	3,109,000

Advances on line of credit	640,000	269,000

Payments on line of credit	(1,200,000)	(79,000)

Capital contributions from non-controlling interests	102,000	139,000

Distributions to non-controlling interests	(748,000)	(480,000)

Repurchase common stock	(2,000)	-

Private placement common stock	1,580,000	-

Net cash from financing activities	(5,325,000)	(2,542,000)

Effect of changes in foreign exchange rates on cash	(8,000)	(45,000)

Net change in cash and cash equivalents	(494,000)	391,000

Cash and cash equivalents at beginning of period	1,909,000	1,564,000

Cash and cash equivalents at end of period	$1,415,000	$1,955,000

Supplemental cash flow disclosure:
Cash paid during the period for:

Interest	$1,604,000	$1,522,000

Income taxes	$60,000	$42,000

Schedule of non-cash investing and financing activities
Acquisition of equipment with capital lease financing	$2,732,000	$2,625,000

Equipment relieved in sale of subsidiary	$(4,921,000)	$-
Other assets relieved in sale of subsidiary	$(826,000)	$-
Debt relieved in sale of subsidiary	$5,181,000	$-
Other liabilities relieved in sale of subsidiary	$14,000	$-
Net equity relieved in sale of subsidiary	$1,351,000	$-
OCI released to net income in sale of subsidiary	$(779,000)	$-
Investment released to net income in sale of subsidiary	$(1,360,000)	$-

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals and entries to record the sale of EWRS Tibbi Cihazlar Ticaret Ltd Sti, “EWRS Turkey”) necessary to present fairly American Shared Hospital Services’ consolidated financial position as of September 30, 2014 and the results of its operations for the three and nine month periods ended September 30, 2014 and 2013, which results are not necessarily indicative of results on an annualized basis. Consolidated balance sheet amounts as of December 31, 2013 have been derived from audited financial statements.

These unaudited consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2013 included in the Company’s 10-K filed with the Securities and Exchange Commission.

These financial statements include the accounts of American Shared Hospital Services (the “Company”) and its wholly-owned subsidiaries: OR21, Inc. (“OR21”); MedLeader.com, Inc. (“MedLeader”); and American Shared Radiosurgery Services (“ASRS”); ASRS’ majority-owned subsidiary, GK Financing, LLC (“GKF”); GKF’s wholly-owned subsidiaries, GK Financing U.K., Limited (“GKUK”), Instituto de Gamma Knife del Pacifico S.A.C. (“GKPeru”), GKFDB#1, LLC (“GKFDB1”), and GKFDB#2, LLC (“GKFDB2”). GKFDB1 and GKFDB2 each own 50% of the subsidiary GKF do Brasil Equipamentos Medicos LTDA (“GKF do Brasil”); ASHS’ majority owned subsidiary, Long Beach Equipment, LLC (“LBE”), GKF’s majority owned subsidiaries, Albuquerque GK Equipment, LLC (“AGKE”), Jacksonville GK Equipment, LLC (“JGKE”) and EWRS, LLC (“EWRS”), and EWRS’ wholly owned subsidiary, EWRS Turkey.

The Company through its majority-owned subsidiary, GKF, provided Gamma Knife units to seventeen medical centers as of September 30, 2014 in the states of Arkansas, California, Connecticut, Florida, Illinois, Massachusetts, Mississippi, Nevada, New Jersey, New Mexico, New York, Tennessee, Oklahoma, Ohio, Texas and Wisconsin.

The Company also directly provides radiation therapy and related equipment, including Intensity Modulated Radiation Therapy (“IMRT”), Image Guided Radiation Therapy (“IGRT”) and a CT Simulator to the radiation therapy department at an existing Gamma Knife site in the United States.

The Company formed the subsidiaries GKUK, GKPeru, EWRS, EWRS Turkey and GKF do Brasil for the purposes of expanding its business internationally into the United Kingdom, Peru, Turkey and Brazil; LBE to provide proton beam therapy services in Long Beach, California; and AGKE and JGKE to provide Gamma Knife services in Albuquerque, New Mexico and Jacksonville, Florida. AGKE and EWRS Turkey began operation in the second quarter 2011 and JGKE began operation in the fourth quarter 2011. GKPeru is expected to begin operation in early 2015. GKUK is inactive and LBE is not expected to generate revenue in the next two years. The Company liquidated GKF do Brazil in the 3rd quarter and sold EWRS Turkey on June 10, 2014.

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

As of June 10, 2014 and December 31, 2013, EWRS Turkey’s balance sheet accounts were translated at rates in effect as of those dates, respectively, and income and expense accounts were translated at the weighted average rates of exchange during those respective periods. Translation adjustments resulting from this process were also recognized under accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are broken out in the Company’s Consolidated Statements of Operations. The Company recorded a net foreign currency gain of $161,000 for the nine month period ended September 30, 2014, and a net foreign currency loss of approximately $1,174,000 for the year ended December 31, 2013. Because EWRS Turkey was sold on June 10, 2014, there were no foreign currency gains or losses for the three month period ended September 30, 2014.

In accordance with Accounting Standards Update No. 2013-05 Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries of Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”), the Company no longer holds a financial interest in EWRS Turkey. As such, the cumulative translation adjustments previously recognized under accumulated other comprehensive income (loss) were released into net income as a component of the loss calculation for the sale of EWRS Turkey in the statement of operations.

The Company, through EWRS, sold its Gamma Knife and radiation therapy services business in Turkey to Euromedic Cancer Centers BV (“Euromedic”) on June 10, 2014. The Company received cash predominantly used to pay down debt associated with the Turkish operations. The Company is also eligible for an earn-out in fiscal years 2014 and 2015 based on future revenue derived from the units sold to Euromedic. It is not practicable to estimate the revenue from the earn-outs at this time and therefore no earn-out asset was recorded with the sale through September 30, 2014.

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

The Company adopted Accounting Standards Update No. 2014-08 Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”) as of June 30, 2014 and applied it to the presentation of the sale of EWRS Turkey. The Company has analyzed the factors that define a discontinued operation and determined that the sale of EWRS Turkey is considered the sale of a significant component, but does not represent a major shift in the business, and therefore is not a discontinued operation. Per ASU 2014-08, the necessary disclosures have been made for disposal of a significant component.

Effective May 31, 2014 (with closing occurring June 10, 2014) the Company sold EWRS Turkey for EUR 4.2 million.  The proceeds were used to reduce outstanding debt and the excess was cash to the Company of $768,000. Cash transactions were recorded for the time period June 1 to June 10, 2014, the date of closing.   For the three and six month periods ended June 30, 2014, medical services revenue for EWRS Turkey was $200,000 and $531,000 compared to $406,000 and $816,000 for the same periods in the prior year.  The decline in revenue is due to lower volumes on the IGRT and Gamma Knife machines in 2014, in addition to the sale of EWRS Turkey effective May 31.  For the three and six month periods ended June 30, 2014, pretax income for EWRS Turkey was $22,000 and pretax loss was $19,000 compared to pretax loss of $399,000 and $526,000 in the same periods in the prior year. Pretax income and loss for the three and six month period ended June 30, 2014 includes foreign currency gains of $146,000 and $161,000, compared to foreign currency loss of $393,000 and $534,000, for the same periods in the prior year. Pretax income and loss, net of non-controlling interest, attributable to the Company for the three and six month periods ended June 30, 2014 was pretax income of $12,000 and $11,000 compared to pretax loss of $226,000 and $298,000 for the same periods in the prior year. The total cumulative translation adjustment of $779,000, previously recognized under accumulated other comprehensive income (loss), was included as a component of the loss calculation for the sale of EWRS Turkey, reported in the statement of operations for the fiscal periods ending in 2014.

While the Company viewed the operations in Turkey as a long term investment, the continued volatility of the Turkish Lira against the U.S. Dollar (which resulted in cumulative foreign currency transaction losses of $908,000) and the opportunity to generate approximately $768,000 in cash for the Company’s domestic operations were compelling reasons to consummate the sale.

Note 2.	Per Share Amounts

Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding. For the three month period ended September 30, 2014 basic and diluted earnings per share was computed using 5,261,000 common shares. For the nine month period ended September 30, 2014 basic earnings per share was computed using 4,858,000 common shares. For the three and nine months ended September 30, 2013 basic earnings per share was computed using 4,609,000 common shares.

Pursuant to United States Generally Accepted Accounting Principles (“GAAP”), potentially dilutive common stock equivalents, such as dilutive stock options are not considered when their inclusion in reporting earnings per share would be antidilutive to reported losses incurred per share. Because the Company is reporting a loss for the nine month period ended September 30, 2014, the potentially antidilutive effects of approximately 555,000 of the Company’s stock options are not considered for this reporting period. The computation for the three month period ended September 30, 2014 excluded approximately 517,000 of the Company’s stock options because their strike price was in excess of market value. The computation for the three and nine month periods ended September 30, 2013 excluded approximately 580,000 of the Company’s stock options because the Company reported losses for these periods and their inclusion in the computation would be antidilutive.

Note 3.	Stock-based Compensation

On June 2, 2010, the Company’s shareholders approved an amendment and restatement of the 2006 Stock Incentive Plan (the “2006 Plan”). Among other things, the amendment and restatement renamed the 2006 Plan to the Incentive Compensation Plan (the “Plan”) and increased the number of shares of the Company’s common stock reserved for issuance under the Plan by an additional 880,000 shares from 750,000 shares to 1,630,000 shares. The shares are reserved for issuance to officers of the Company, other key employees, non-employee directors, and advisors. The Plan serves as successor to the Company’s previous two stock-based employee compensation plans, the 1995 and 2001 Stock Option Plans. The shares reserved under those two plans, including the shares of common stock subject to currently outstanding options under the plans, were transferred to the Plan, and no further grants or share issuances will be made under the 1995 and 2001 Plans. Under the Plan, there have been 149,000 restricted stock units granted, consisting primarily of annual automatic grants and deferred compensation to non-employee directors, and there are 555,000 options granted, of which 530,000 options are vested as of September 30, 2014.

Compensation expense associated with the Company’s stock-based awards to employees is calculated using the Black-Scholes valuation model. The Company’s stock-based awards have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates. The estimated fair value of the Company’s option grants is estimated using assumptions for expected life, volatility, dividend yield, and risk-free interest rate which are specific to each award. The estimated fair value of the Company’s options is amortized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Accordingly, stock-based compensation cost before income tax effect in the amount of $7,000 and $53,000 is reflected in net income for the three and nine month periods ended September 30, 2014, compared to $11,000 and $69,000 in the same periods in the prior year, respectively. There were no options issued or exercised during the three month period ended September 30, 2014. There were 12,000 options issued and no options exercised during the nine month period ended September 30, 2014. There were 3,500 options issued and no options exercised during the three month period ended September 30, 2013. There were 21,500 options issued and no options exercised during the nine month period ended September 30, 2013. There were no excess income tax benefits to report.

Note 4.	Investment in Equity Securities

As of September 30, 2014 and December 31, 2013 the Company had a $2,705,000 and $2,701,000 investment, respectively, in the common stock of Mevion Medical Systems, Inc. (“Mevion”), formerly Still River Systems, Inc., representing an approximate 0.77% interest in Mevion. The Company accounts for this investment under the cost method.

The Company carries its investment in Mevion at cost and reviews it for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value of the investment may not be recoverable. The Company evaluated this investment for impairment at December 31, 2013 and reviewed it at September 30, 2014 in light of both current market conditions and the ongoing needs of Mevion to raise cash to continue its development of the first compact, single room proton beam radiation therapy (“PBRT”) system. Based on the latest valuation evidence available, the Company estimates that there is currently an unrealized loss (impairment) of approximately $2.4 million.

In assessing whether the impairment is other than temporary, we evaluated the length of time and extent to which market value has been below cost, the financial condition and near term prospects of Mevion and our ability and intent to retain our investment for a period sufficient to allow for an anticipated recovery in the market value. Although the investment is not without risk, and the manufacture of the first unit has taken longer than originally anticipated, the Company believes that the current market value is a temporary situation and the successful clinical operation of the first MEVION S250 system at Barnes Jewish Hospital and Mevion’s significant revenue backlog provide a significantly higher potential valuation. The Company also has knowledge that Mevion filed a registration statement with the SEC for a possible Initial Public Offering (“IPO”). There is no guarantee that Mevion will be able to complete this transaction, nor does the Company have information that provides indication of the valuations being considered in connection with this event.

Mevion’s first PBRT unit at Barnes Jewish Hospital is complete. The first treatment at Barnes Jewish Hospital was performed in mid-December 2013. Mevion is continuing the installation process at five other sites, including the Company’s site at University of Florida Cancer Center at Orlando Health (formerly the MD Anderson Cancer Center Orlando). The Company’s first site broke ground for construction in September 2012 and the accelerator was delivered to the site in early November 2014.

Note 5.	Line of Credit

The Company has a $9,000,000 line of credit with the Bank of America (the “Bank”) that has been in place since June 2004. The Company’s earnings in 2013 were insufficient to satisfy the “profitability” covenant in the line of credit. The Bank waived this default on August 8, 2014 and the Company agreed to change the maturity date of the facility to December 31, 2014. Amounts drawn against the line of credit are at an interest rate per year equal to the Bank’s prime rate minus 0.5 percentage point, or alternately, at the Company’s discretion, the LIBOR rate plus 1.0 percentage point, and are secured by the Company’s cash invested with the Bank. There have been no defaults in the payment of principal or interest. The weighted average interest rate during the first nine months of 2014 was 1.39%. At September 30, 2014, $8,280,000 was borrowed against the line of credit, compared to $8,840,000 at December 31, 2013.

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

The estimated fair value of the Company’s assets and liabilities as of September 30, 2014 and December 31, 2013 were as follows (in thousands):

	Level 1	Level 2	Level 3	Total	Carrying Value
September 30, 2014
Assets:
Cash, cash equivalents, restricted cash	$1,465			$1,465	$1,465
Certificate of deposit	9,000			9,000	9,000
Investment in equity securities			300	300	2,705
Total	$10,465	$-	$300	$10,765	$13,170

Liabilities
Advances on line of credit			8,280	8,280	8,280
Debt obligations			7,895	7,895	7,905
Total	$-	$-	$16,735	$16,735	$16,745

December 31, 2013
Assets:
Cash, cash equivalents, restricted cash	$1,959			$1,959	$1,959
Certificate of deposit	9,000			9,000	9,000
Investment in equity securities			300	300	2,701
Total	$10,959	$-	$300	$11,259	$13,660

Liabilities
Advances on line of credit			8,840	8,840	8,840
Debt obligations			15,536	15,536	15,544
Total	$-	$-	$24,376	$24,376	$24,384

Note 7.	Repurchase of Common Stock

In 1999 and 2001, the Board of Directors approved resolutions authorizing the Company to repurchase up to a total of 1,000,000 shares of its own stock on the open market, which the Board reaffirmed in 2008. There were 1,000 shares repurchased in the first quarter and no shares repurchased in the second or third quarters of 2014. There were no shares repurchased in 2013. There are approximately 72,000 shares remaining under this repurchase authorization.

Note 8.	Income Taxes

We generally calculate our effective income tax rate at the end of an interim period using an estimate of the annualized effective income tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate of the annualized effective income tax rate cannot be made, we compute our provision for income taxes using the actual effective income tax rate for the results of operations reported within the year-to-date periods. Our effective income tax rate is highly influenced by relative income or losses reported and the amount of the nondeductible stock-based compensation associated with grants of our common stock options and historically from the results of foreign operations. A small change in estimated annual pretax income (loss) can produce a significant variance in the annualized effective income tax rate given the expected amount of these items. As a result, we have computed our provision for income taxes for the three and nine month periods ended September 30, 2014 and 2013 by applying the actual effective tax rates to income or (loss) reported within the financial statement through those periods.

Note 9.	Reclassification

Certain comparative amounts in the consolidated financial statements have been reclassified to conform to the current quarter’s presentation.

Note 10.	Subsequent Events

On October 22, 2014, the Company entered into a Note and Warrant Purchase Agreement (the “Note and Warrant Purchase Agreement”) with four members of the Company’s board of directors (together, the “Investors”) to issue an aggregate of $1,000,000 in principal amount of promissory notes (the “Notes”) and warrants (the “Warrants”) to purchase an aggregate of 200,000 shares of the common stock, no par value (the “Common Stock”), of the Company (the “Notes and Warrants Offering”).

The Notes will bear interest at a rate of 15.0% per annum, payable monthly on the 22nd of each month, beginning on November 22, 2014. The Notes will mature on October 22, 2017. The Company may prepay the Notes on or after December 31, 2015. The Notes are also subject to special mandatory redemption upon occurrence of certain corporate events.

The Warrants expire three years after their initial issuance date and may be exercised for a purchase price equal to $2.20 per share of Common Stock, the closing price per share of the Company’s Common Stock on the New York Stock Exchange MKT on the date preceding the date of the Note and Warrant Purchase Agreement, subject to customary anti-dilution adjustments. Pursuant to the terms of the Note and Warrant Purchase Agreement, the Company has agreed to provide demand registration rights with respect to the shares underlying the Warrants, with certain limited exceptions.

Concurrently with the Note and Warrant Purchase Agreement, the Company entered into a common stock purchase agreement (the “Common Stock Purchase Agreement”) with one member of the Company’s board of directors to sell, in a private offering, 100,000 shares of the Company’s Common Stock (the “Private Placement Shares”), for gross proceeds of $220,000 (the “Common Stock Offering” and, together with the Notes and Warrants Offering, the “Private Offering”). The Common Stock Purchase Agreement contains terms and conditions that are customary for a transaction of this type. Pursuant to the terms of the Common Stock Purchase Agreement, the Company has agreed to provide demand registration rights with respect to the Private Placement Shares, with certain limited exceptions.

The Company received gross proceeds of $1,220,000 in the Private Offering, which were used, together with cash on hand, to make two “milestone” payments of $1,000,000 each to Mevion Medical Systems, Inc. (“Mevion”). The payments were due under the Company’s System Build Agreement dated as of February 26, 2007 with Mevion relating to a Clinatron 250 Proton Beam Radiation Therapy System Unit (the “System”) to be installed at Orlando Health. The Company has also entered into a commitment letter, subject to final documentation and other conditions, with a major international financial institution to provide lease financing for the completion and installation of the System at Orlando Health, which is expected to start treating patients in the first quarter of 2016.

On October 21, 2014, the Board of Directors of the Company (the “Board”) approved the Second Amendment (the “Second Amendment”) to its existing shareholder rights plan dated as of March 22, 1999, between the Company and American Stock Transfer & Trust Company, as amended on March 12, 2009 (the “Rights Agreement”). The Second Amendment exempts acquisition of the Company’s common stock in connection with the Offering from triggering the shareholder protections under the Rights Plan.

On October 31, 2014, the Centers for Medicare and Medicaid Services (“CMS”) posted its final Medicare hospital outpatient prospective payment rates for calendar year 2015. Effective January 1, 2015, CMS has established a comprehensive Ambulatory Payment Classification (“APC”) for both Gamma Knife and LINAC one session cranial radiosurgery. The comprehensive reimbursement rate of approximately $9,768 will be inclusive of the delivery and ancillary codes but exclusive of co-insurance payments or other adjustments. The average current CMS reimbursement rate for delivery and ancillary codes (exclusive of co-insurance and other adjustments) is approximately $5,600. This represents an estimated increase of $4,168 per Medicare Gamma Knife treatment (exclusive of co-insurance and other adjustments) effective January 1, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report to the Securities and Exchange Commission may be deemed to contain certain forward-looking statements with respect to the financial condition, results of operations and future plans of American Shared Hospital Services, which involve risks and uncertainties including, but not limited to, the risks of the Gamma Knife and radiation therapy businesses, the risks of developing The Operating Room for the 21st CenturySM program, the risks of investing in a development-stage company, Mevion, and the future operations of the Company’s proton therapy projects. Further information on potential factors that could affect the financial condition, results of operations and future plans of American Shared Hospital Services is included in the filings of the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and the definitive Proxy Statement for the Annual Meeting of Shareholders held on June 10, 2014.

The Company had seventeen Gamma Knife units in operation on September 30, 2014 and nineteen Gamma Knife units in operation on September 30, 2013. Two of the Company’s customer contracts are through subsidiaries where GKF or its subsidiary is the majority owner and managing partner. Eleven of the Company’s seventeen current Gamma Knife customers are under fee-per-use contracts, and six customers are under retail arrangements. The Company’s contract to provide radiation therapy and related equipment services to existing Gamma Knife customers is considered a retail arrangement. Retail arrangements are further classified as either turn-key or revenue sharing. Revenue from fee per use contracts is recorded on a gross basis as determined by each hospital’s contracted rate. Under turn-key arrangements, the Company receives payment from the hospital in the amount of its reimbursement from third party payors, and is responsible for paying all the operating costs of the equipment. Revenue is recorded on a gross basis and estimated based on historical experience of that hospital’s contracts with third party payors. For revenue sharing arrangements the Company receives a contracted percentage of the reimbursement received by the hospital. The gross amount the Company expects to receive is recorded as revenue and estimated based on historical experience.

On January 2, 2013, Congress enacted the American Taxpayer Relief Act of 2012 which reduced Gamma Knife delivery code reimbursement from $7,910 to $3,300, effective April 1, 2013. All other Gamma Knife reimbursement codes remained unchanged. Effective January 1, 2014, the Gamma Knife delivery code reimbursement was increased approximately 9%.

Medical services revenue decreased by $414,000 and $2,222,000 to $3,982,000 and $11,425,000 for the three and nine month periods ended September 30, 2014 from $4,396,000 and $13,647,000 for the three and nine month periods ended September 30, 2013. For the three month period ended September 30, 2014 the revenue decrease was due to the sale of EWRS Turkey in the second quarter 2014 (revenue of $340,000 in third quarter 2013) and a revenue decrease of $79,000 at the Company’s existing radiation therapy site. For the nine month period ended September 30, 2014 the decrease in Gamma Knife revenue was due to a decrease in procedures at existing sites and increased procedures at sites with lower revenue per procedure than the Company’s historical average. EWRS Turkey was also a component of the decrease in revenue for the nine month period, contributing $1,156,000 to the decline. Revenue from the Company’s radiation therapy contract decreased for the nine month period by $193,000.

The number of Gamma Knife procedures decreased by 136 and 349 to 496 and 1,569 for the three and nine month periods ended September 30, 2014 from 632 and 1,918 in the same periods in the prior year.  For the three month period ended September 30, 2014, the decline in procedures was due to the sale of EWRS Turkey, contributing 124 to the decline in procedures. For the nine month period ended September 30, 2014 the decline in procedures was due to several one off situations. In the first quarter of 2014, one site was off-line for five weeks undergoing an upgrade. Two other sites were off-line approximately one month each due to equipment and personnel issues. Three of the Company’s other sites experienced lower volumes due to the extreme weather experienced in the Midwest and East Coast during the first three months of 2014. A third site experienced significant downtime due to personnel issues in the second and third quarters. The sale of EWRS Turkey, effective May 31, 2014 (with closing on June 10, 2014), also contributed to the decline in volumes in the second and third quarters in addition to lower volumes at several other sites.

Total costs of revenue decreased by $436,000 and $367,000 to $2,379,000 and $7,688,000 for the three and nine month periods ended September 30, 2014 from $2,815,000 and $8,055,000 for the three and nine month periods ended September 30, 2013. Maintenance and supplies decreased by $88,000 and increased by $3,000 for the three and nine month periods ended September 30, 2014 compared to the same periods in the prior year. Depreciation and amortization decreased by $137,000 and increased $37,000 for the three and nine month periods ended September 30, 2014 compared to the same periods in the prior year. The increase for the nine month period is primarily due to the addition of one new site and an upgrade performed in the second quarter of 2013, plus two reloads which were done in the fourth quarter 2013. When an upgrade or reload is performed the book value of the unit increases which increases depreciation expense. Other direct operating costs decreased by $211,000 and $407,000 for the three and nine month periods ended September 30, 2014 compared to the same periods in the prior year. The decrease for the three and nine month periods was due to lower retail operating costs, marketing and property taxes.

Selling and administrative costs increased by $46,000 for the three month period ended September 30, 2014 to $933,000 from $887,000 in the three month period ended September 30, 2013, and decreased $483,000 for the nine month period ended September 30, 2014 to $2,792,000 from $3,275,000 for the nine month period ended September 30, 2013. For the three month period the increase is primarily due to audit and tax fees, and investor relations costs, offset by reduced travel expense. For the nine month period the decrease was primarily due to lower payroll related costs, temporary help, building rent, legal and consultant fees. Building rent and consulting fees decreased due to accrued rent expense and commissions relating to a sublease of a portion of the Company’s office space, which was recorded in the first quarter of 2013. The rent accrual was required because the Company subleased a portion of its existing office space through the remainder of its lease term at a rate lower than its lease rate, which resulted in a cumulative loss. This loss is amortized against total rent expense over the term of the sublease and is included in total rent expense.

Interest expense decreased by $136,000 and $83,000 to $396,000 and $1,376,000 for the three and nine month periods ended September 30, 2014, compared to $532,000 and $1,459,000 for the same periods in the prior year. Interest expense decreased for the three and nine month periods primarily due to sale of EWRS Turkey and pay down of related outstanding debt.

The Company recorded a loss from sale of EWRS Turkey of $572,000 for the nine month period ended September 30, 2014. The loss on sale represents the net book value of EWRS’s investment in EWRS Turkey at the date of the sale, after proceeds from the sale were used to pay off outstanding debt, plus the reclassification from other comprehensive income of accumulated other comprehensive (loss). The Company also recorded income tax expense due to the write off of a deferred tax asset of $165,000 related to losses sustained by EWRS Turkey through December 31, 2013. The deferred tax asset can no longer be utilized since EWRS Turkey was sold on June 10, 2014.

The gain from foreign currency transactions was $0 and $161,000 for the three and nine month periods ended September 30, 2014 compared to a loss of $306,000 and $840,000 for the same periods in the prior year. The gain or loss from foreign currency transactions is driven by fluctuations in the exchange rate between the US Dollar and Turkish Lira.

Interest and other income decreased by $4,000 to $7,000 for the three month period ended September 30, 2014 and increased by $3,000 to $22,000 for the nine month period ended September 30, 2014. Interest income is generated from interest earned on the Company’s certificate of deposit and other investments.

The Company had an income tax expense of $29,000 and $33,000 for the three and nine month periods ended September 30, 2014, compared to income tax expense of $0 and $40,000 for the three and nine month periods ended September 30, 2013. For the nine month period, the Company recorded an income tax benefit of $132,000 due to lower taxable income attributable to American Shared Hospital Services. The income tax benefit was offset by the write off of a deferred tax asset of $165,000 related to losses sustained by EWRS Turkey through December 31, 2013. The deferred tax asset can no longer be utilized since EWRS Turkey was sold on June 10, 2014.

Net income attributable to non-controlling interest increased $238,000 and decreased $70,000 to $239,000 and $157,000 for the three and nine month periods ended September 30, 2014 from $1,000 and $227,000 for the three and nine month periods ended September 30, 2013. Non-controlling interest primarily represents the 19% interest of GK Financing owned by a third party, as well as non-controlling interests in subsidiaries of GK Financing owned by third parties that began operations in 2011. Variances in net income attributable to non-controlling interest represent the relative increase or decrease in profitability of GKF and these ventures.

The Company had net income of $13,000, or $0.00 per diluted share, and a net loss of $1,010,000, or ($0.21) per diluted share, for the three and nine month periods ended September 30, 2014, compared to a net loss of $134,000, or ($0.03) per diluted share, and $230,000, or ($0.05) per diluted share, in the same periods in the prior year. For the nine month period, the net loss was due to the loss on sale of EWRS Turkey, lower procedure volume at existing sites and a decline in reimbursement rates due to changes in payor mix.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $1,415,000 at September 30, 2014 compared to $1,909,000 at December 31, 2013. The Company’s cash position decreased by $494,000 due to payments for the purchase of property and equipment of $338,000, investment in equity securities of $4,000, principal payments on long term debt and capital lease of $5,697,000, net payments on the Company’s line of credit with a bank of $560,000, distributions to non-controlling interests of $748,000, repurchase of common stock of $2,000 and changes in cash from foreign exchange rates of $8,000. These decreases were offset by net cash from operating activities of $4,413,000, capital contributions of $102,000, proceeds from the sale of EWRS Turkey of $768,000 and private placement of common stock of $1,580,000 to three directors of the Company which closed on June 12, 2014.

As of September 30, 2014, the Company has a $9,000,000 principal investment in a certificate of deposit with a bank at an interest rate of 0.08% and a maturity date in August 2015. The Company plans to reinvest upon maturity on a short-term basis and has classified the certificate of deposit as a current asset as a result.

The Company has a $9,000,000 line of credit with a bank. Amounts drawn against the line of credit are secured by the Company’s cash invested with the bank. At September 30, 2014 there was $8,280,000 drawn against the line of credit. The Company has agreed to terminate the line of credit on December 31, 2014 and as a result has classified the line of credit as a short term obligation. The Company’s $9,000,000 certificate of deposit collateralizes this obligation. The Company is in discussions with various institutions for a new line of credit. The new line of credit will be used for working capital and general corporate purposes.

The Company has scheduled interest and principal payments under its debt obligations of approximately $2,028,000 and scheduled capital lease payments of approximately $4,475,000 during the next 12 months. The Company made two $1,000,000 deposits in October 2014 to continue the installation process for the first PBRT unit. These payments were funded in part through the issuance of debt securities and common shares to certain of the Company’s directors for proceeds of $1,220,000. The Company believes that its cash flow from operations and cash resources are adequate to meet its operating requirements during the next 12 months.

The Company as of September 30, 2014 had shareholders’ equity of $24,966,000, negative working capital of $2,020,000 and total assets of $63,520,000.

Commitments

The Company has a $2,705,000 common stock investment in Mevion, which is considered a long-term investment on the balance sheet and is recorded at cost. As of September 30, 2014, the Company also has made $3,000,000 in non-refundable deposits toward the purchase of three MEVION S250 PBRT systems from Mevion. The Company has entered into an agreement with a radiation oncology physician group which has contributed $400,000 towards the $1,000,000 deposit on the third system. The Company’s first PBRT system was delivered in early November 2014.

The Company has made non-refundable deposits totaling $2,884,000 towards the purchase of a Gamma Knife model 4C system, two Gamma Knife Perfexion units, and one Perfexion cobalt reload. One Perfexion system is scheduled to be installed in the fourth quarter 2014 at a new customer site in Oregon (financing has been secured), and the Perfexion cobalt reload is scheduled for the 4th quarter at an existing customer site (financing has been secured). The remaining Perfexion is for a site yet to be determined. The Gamma Knife model 4C system is projected to be installed in 2015 at the Company’s new customer site in Peru.

Including the commitments for the three MEVION S250 systems, the two Perfexion units, the Perfexion cobalt reload, and the Gamma Knife model 4C system, the Company has total remaining commitments to purchase equipment in the amount of approximately $47,000,000, of which deposits of $3,100,000 have been made. Financing of $6,300,000, for the unit in Eugene, the unit in Peru, and the Perfexion cobalt reload, has been secured. A lease financing commitment of $9,000,000, for the first PBRT unit, has been obtained and the Company made two $1,000,000 deposits in October 2014 towards the PBRT commitments outstanding, of which $1,000,000 will be refunded to the Company by the commitment letter lender. Additionally, approximately $26,000,000 of these commitments is not expected to start becoming due until 2016. The Company has some latitude in the timing of the due dates of a majority of the approximately $26,000,000 in commitments. The remaining Gamma Knife unit is not financed but the Company’s obligation to take this unit will only commence upon entering an agreement with a customer for the unit. It is the Company’s intent to finance the remaining purchase commitments as needed. Due to the current economic and credit market conditions it has been more difficult to obtain financing for some of the Company’s projects. The Company expects that it will be able to obtain financing on the commitment for the remaining Perfexion unit. The Company also expects it will be able to obtain financing commitments from lenders for its remaining PBRT systems. However, there can be no assurance that financing will be available for the Company’s current or future projects, or at terms that are acceptable to the Company; and in such event the Company would be at risk for losses resulting from forfeiture of deposits and certain other costs incurred in pursuit of these opportunities.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage or prepayment features. The Company does not have affiliation with partnerships, trusts or other entities whose purpose is to facilitate off-balance sheet financial transactions or similar arrangements, and therefore has no exposure to the financing, liquidity, market or credit risks associated with such entities. At September 30, 2014 the Company had no significant long-term, market-sensitive investments.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the company and its subsidiaries is communicated to the chief executive officer and the chief financial officer. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of September 30, 2014, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the chief executive officer and the chief financial officer, and recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.
None.

Item 1A.	Risk Factors.
There are no changes from those listed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
See Current Report on Form 8-K filed on October 22, 2014.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures
Not applicable.
Item 5.	Other Information.
None.

Item 6.	Exhibits.

(a)	Exhibits
The following exhibits are filed herewith:

	10.19c	Third Amendment to Lease Agreement for a Gamma Knife Unit effective July 1, 2014 by and between Yale-New Haven Hospital, Inc. a/k/a Yale-New Haven Hospital and GK Financing, LLC.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	The following materials from the Quarterly Report on Form 10-Q for American Shared Hospital Services for the quarter ended September 30, 2014, filed on November 14, 2014, formatted in XBRL: Condensed Consolidated Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013; Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013; Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2014 and 2013; Condensed Consolidated Statement of Shareholder’s Equity for the periods ended December 31, 2012 and 2013 and nine months ended September 30, 2014 (unaudited); Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; and Notes to the Unaudited Condensed Consolidated Financial Statements, detail tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SHARED HOSPITAL SERVICES

Registrant

Date: November 14, 2014	/s/ Ernest A. Bates, M.D.
Ernest A. Bates, M.D.
Chairman of the Board and Chief Executive Officer

Date: November 14, 2014	/s/ Craig K. Tagawa
Craig K. Tagawa
Senior Vice President
Chief Operating and Financial Officer

