Form 10-K
period 2014-12-31
AMERICAN SHARED HOSPITAL SERVICES
filed 2015-04-01
CIK 744825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act of 1934
For The Fiscal Year Ended December 31, 2014

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2014, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $8,683,000.

Number of shares of common stock of the registrant outstanding as of March 1, 2015: 5,361,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Annual Report on Form 10-K other than statements of historical information are “forward-looking statements.” The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability. Forward-looking statements may include words like we “believe”, “anticipate”, “target”, “expect”, “pro forma”, “estimate”, “intend”, “will”, “is designed to”, “plan” and words of similar meaning. Forward-looking statements describe our future plans, objectives, expectations or goals. Such statements address future events and conditions concerning and include, but are not limited to, such things as:

•	capital expenditures
•	earnings
•	liquidity and capital resources
•	financing of our business
•	government programs and regulations
•	legislation affecting the health care industry
•	the development of our proton beam therapy business
•	accounting matters
•	compliance with debt covenants
•	competition
•	technology
•	interest rates

These forward-looking statements involve known and unknown risks that may cause our actual results in future periods to differ materially from those expressed in any forward-looking statement. Factors that would cause or contribute to such differences include, but are not limited to, such things as:

•	our high level of debt
•	the limited market for our capital intensive services
•	the impact of lowered federal reimbursement rates
•	the impact of recent U.S. health care reform legislation
•	competition and alternatives to our services
•	technological advances and the risk of equipment obsolescence
•	our significant investment in development stage company in the proton beam therapy business
•	the small and illiquid market for our stock

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

PART I

ITEM 1. BUSINESS

GENERAL

American Shared Hospital Services (“ASHS” and, together with its subsidiaries, the “Company”) provides Gamma Knife stereotactic radiosurgery equipment and radiation therapy and related equipment to eighteen (18) medical centers in seventeen (17) states in the United States, as of March 1, 2015. The Company provides Gamma Knife services through its 81% indirect interest in GK Financing, LLC, a California limited liability company (“GKF”). The remaining 19% of GKF is owned by GKV Investments, Inc., a wholly, owned U.S. subsidiary of Elekta AG, a Swedish company (“Elekta”). Elekta is the manufacturer of the Leksell Gamma Knife® (the “Gamma Knife”). GKF is a non-exclusive provider of alternative financing services for Elekta Gamma Knife units.

GKF has established the wholly-owned subsidiaries, GK Financing U.K., Limited (“GKUK”), Instituto de Gamma Knife del Pacifico S.A.C. (“GKPeru”), and the 70% majority owned subsidiary EWRS, LLC (“EWRS”) for the purpose of providing similar Gamma Knife services in England, Peru, and Turkey respectively. The remaining 30% of EWRS is owned by EMKA, LLC, a wholly, owned limited liability company owned by Mert Ozyurek, a Director of American Shared Hospital Services. GKUK is inactive.

EWRS owned 100% of EWRS Tibbi Cihazlar Ticaret Ltd Sti (“EWRS Turkey”). The Company sold EWRS Turkey on June 10, 2014. GKF also owns a 51% interest in Albuquerque GK Equipment, LLC (“AGKE”) and Jacksonville GK Equipment, LLC (“JGKE”). The remaining 49% in each of these two companies is owned by radiation oncologists.

The Company continues to develop its design and business model for “The Operating Room for the 21st Century” SM (“OR21” SM). OR21 is not expected to generate significant revenue within the next two years. The Company is also the majority owner of Long Beach Equipment, LLC (“LBE”) formed to provide proton beam therapy services in Long Beach, California.

In April 2006, the Company invested $2,000,000 for a minority equity interest in Mevion Medical Systems, Inc. (formerly Still River Systems, Inc.) (“Mevion”), a Littleton, Massachusetts company which, in collaboration with scientists from MIT’s Plasma Science and Fusion Center, was developing a medical device for the treatment of cancer patients using proton beam radiation therapy (“PBRT”). In September 2007, December 2011, and June 2012, the Company invested approximately $617,000, $70,000 and $31,000, respectively, for additional equity interests in Mevion. The Company has deposited an additional $5,000,000 towards the purchase of three MEVION S250 PBRT systems (“MEVION S250”) from Mevion. The first MEVION S250, located at Barnes-Jewish Hospital in St. Louis, MO (“Barnes-Jewish Hospital”), treated its first patient on December 19, 2013. The Company’s first MEVION S250 system was delivered to UF Health Cancer Center at Orlando Health in November 2014 and anticipates treating patients in the first quarter 2016.

The Company was incorporated in the State of California in 1983 and its predecessor, Ernest A. Bates, M.D., Ltd. (d/b/a American Shared Hospital Services), a California limited partnership, was formed in June 1980.

OPERATIONS

Gamma Knife Operations

Gamma Knife stereotactic radiosurgery, a non-invasive procedure, is an alternative to conventional brain surgery or can be an adjunct to conventional brain surgery, radiation therapy, or chemotherapy. Compared to conventional surgery, Gamma Knife radiosurgery usually is an out-patient procedure with lower risk of complications and can be provided at a lower cost. Typically, Gamma Knife patients resume their pre-surgical activities one or two days after treatment. The Gamma Knife treats patients with 201 single doses of gamma rays that are focused with great precision on small and medium sized, well circumscribed and critically located structures in the brain. During 2006, Elekta introduced a new Gamma Knife model, the Perfexion™ unit (“Perfexion”), which treats patients with 192 single doses of gamma rays. The Gamma Knife delivers a concentrated dose of gamma rays from Cobalt-60 sources housed in the Gamma Knife. The Cobalt-60 sources converge at the target area and deliver a dose that is high enough to destroy the diseased tissue without damaging surrounding healthy tissue.

The Gamma Knife treats selected malignant and benign brain tumors, arteriovenous malformations, and functional disorders including trigeminal neuralgia (facial pain). Research is being conducted to determine whether the Gamma Knife can be effective in the treatment of epilepsy and other functional disorders.

As of December 31, 2014, there were approximately 130 Gamma Knife sites in the United States and more than 315 units in operation worldwide. Based on the most recent available data, an estimated percentage breakdown of Gamma Knife procedures performed in the U.S. by indications treated is as follows: malignant (48%) and benign (28%) brain tumors, vascular disorders (8%), and functional disorders (16%).

The Company, as of March 1, 2015, has eighteen (18) operating Gamma Knife units located in the United States. The Company’s first Gamma Knife commenced operation in September 1991. The Company’s Gamma Knife units performed approximately 2,046 procedures in 2014 for a cumulative total of approximately 33,000 procedures through December 31, 2014.

Revenue from Gamma Knife services for the Company during each of the last five (5) years ended December 31, and the percentage of total revenue of the Company represented by the Gamma Knife for each of the last five years, are set forth below:

Year Ended December 31,	Total Gamma Knife Revenue (in thousands)		Gamma Knife % of Total Revenue
2014	$14,521		94.2%
2013	$16,127		91.7%
2012	$15,154		88.9%
2011	$21,077	(1)	94.9%
2010	$15,600		93.6%

(1)	includes $4,984,000 of equipment sales revenue from the sale of a Gamma Knife system to an existing Gamma Knife customer at the end of the contract term.

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

GKF’s profits and/or losses and any cash distributions are allocated based on membership interests. GKF’s operating agreement requires that it have a cash reserve of at least $50,000 before cash distributions are made to its members. From inception to December 31, 2014, GKF has distributed $41,877,000 to the Company and $9,823,000 to the non-controlling member.

Image Guided Radiation Therapy Operations (“IGRT”)

The Company’s radiation therapy business currently consists of one IGRT system that began operation in September 2007 at an existing Gamma Knife customer site. A second IGRT system located in Turkey was sold in the second quarter of 2014. Revenue generated under IGRT services accounted for approximately 6% of the Company’s total revenue in 2014.

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

Based on the most recently available information, there are approximately 4,000 linear accelerator based radiation therapy units installed in the United States, and it is estimated that a majority of these units provide Intensity-Modulated Radiation Therapy (“IMRT”), IGRT or a combination of this advanced radiation therapy capability. Radiation therapy services are provided through approximately 2,300 hospital based and free-standing oncology centers.

Additional information on our operations can be found in Item 6–“Selected Financial Data”, Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 of our consolidated financial statements beginning on page A-8 of this report.

CUSTOMERS

The Company’s current business is the outsourcing of stereotactic radiosurgery services and radiation therapy services. The Company typically provides the equipment, as well as planning, installation, reimbursement and marketing support services. The majority of the Company’s customers pay the Company on a fee per use basis. The market for these services primarily consists of major urban medical centers. The business is capital intensive; the total cost of a Gamma Knife or IGRT facility usually ranges from $3.0 million to $5.5 million, including equipment, site construction and installation. The Company pays for the equipment and the medical center generally pays for site and installation costs. The following is a listing of the Company’s sites as of March 1, 2015:

Customers (Gamma Knife except as noted)	Original Term of Contract	Year Contract Began	Basis of Payment

Southwest Texas Methodist Hospital	10 years	1998	Fee per use
San Antonio, Texas
Yale New Haven Hospital	10 years	1998	Fee per use
New Haven, Connecticut
Kettering Medical Center	10 years	1999	Revenue sharing
Kettering, Ohio
Tufts Medical Center	10 years	1999	Fee per use
Boston, Massachusetts
University of Arkansas for Medical Sciences	15 years	1999	Revenue sharing
Little Rock, Arkansas
Froedtert Memorial Lutheran Hospital	10 years	1999	Fee per use
Milwaukee, Wisconsin
JFK Medical Center	10 years	2000	Fee per use
Edison, New Jersey
Sunrise Hospital and Medical Center	10 years	2001	Fee per use
Las Vegas, Nevada
Central Mississippi Medical Center	10 years	2001	Fee per use
Jackson, Mississippi
OSF Saint Francis Medical Center	10 years	2001	Fee per use
Peoria, Illinois
Albuquerque Regional Medical Center	10 years	2003	Fee per use
Albuquerque, New Mexico
Northern Westchester Hospital	10 years	2005	Fee per use
Mt. Kisco, New York
Mercy Health Center	10 years	2005	Revenue Sharing
Oklahoma City, Oklahoma
Tufts Medical Center (IGRT)	10 years	2007	Revenue Sharing
Boston, Massachusetts
USC University Hospital	10 years	2008	Fee per use
Los Angeles, California
Ft. Sanders Regional Medical Center	10 years	2011	Revenue Sharing
Knoxville, Tennessee
St. Vincent’s Medical Center	10 years	2011	Revenue Sharing
Jacksonville, Florida
Sacred Heart Medical Center	10 years	2013	Revenue Sharing
Pensacola, Florida
PeaceHealth Sacred Heart Medical Center at RiverBend	10 years	2014	Revenue Sharing
Eugene, Oregon

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

The Company’s revenue sharing agreements (“retail”) are for a period of seven to fifteen years. Instead of receiving a fixed fee, the Company receives all or a percentage of the reimbursement (exclusive of physician fees) received by the customer. The Company is at risk for any reimbursement rate changes for radiosurgery or radiation therapy services by the government or other third party payors. There are no minimum volume guarantees required of the customer.

In 2014, no one customer accounted for more than 10% of the Company’s total revenue. In 2013, two customers accounted for approximately 10%, each, of the Company’s total revenue. In 2012, two customers accounted for approximately 13% and 11% each of the Company’s total revenue.

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

The Company’s Gamma Knife and radiation therapy customers receive payments for patient care from federal government and private insurer reimbursement programs. Currently in the United States, Gamma Knife services are performed primarily on an out-patient basis. Gamma Knife patients with Medicare as their primary insurer, treated on either an in-patient or out-patient basis, comprise an estimated 30-45% of the total Gamma Knife patients treated nationwide. Radiation therapy patients with Medicare as their primary insurer are treated primarily on an out-patient basis, and comprise an estimated 45% to 50% of the total radiation therapy patients treated. The Company estimates that its percentage of patients with Medicare as their primary insurer approximates these national averages.

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

Congress enacted legislation in 2013 that significantly reduced the Medicare reimbursement rate for outpatient Gamma Knife treatment by setting it at the same amount paid for linear accelerator-based radio surgery treatment. Previously, CMS had permitted a higher reimbursement rate for the Gamma Knife than for linear accelerator due to the higher cost of providing Gamma Knife services. Beginning in April 2013, Gamma Knife delivery code reimbursement was reduced by nearly 60% from $7,910 to $3,300. This reduction directly impacted revenues at the Company’s six Gamma Knife revenue sharing sites, but also resulted in the Company voluntarily lowering its charges at three fixed fee sites in recognition of the reduced amounts received for treatments by the customer-hospitals. The Gamma Knife reimbursement rate was subsequently raised to $3,592 effective January 2014. Effective January 1, 2015, CMS has established a comprehensive Ambulatory Payment Classification (APC) for both Gamma Knife and LINAC one session cranial radiosurgery. The comprehensive reimbursement rate of approximately $9,768 will be inclusive of the delivery and ancillary codes, but exclusive of co-insurance payments or other adjustments. The average current CMS reimbursement rate for delivery and ancillary codes (exclusive of co-insurance and other adjustments) is approximately $5,600. Prior to 2013, the Gamma Knife reimbursement rate had been relatively stable for many years.

The Company’s IGRT services are reimbursed by CMS and other insurers. Reimbursement for these services has remained fairly stable.

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

Affordable Care Act

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, (“Affordable Care Act”), which has resulted in significant changes to the health care industry. The primary goal of the legislation was to extend health care coverage to approximately 32 million uninsured legal U.S. residents through both an expansion of public programs and reforms to private sector health insurance. The expansion of insurance coverage is expected to be funded in part by measures designed to promote quality and cost efficiency in health care delivery and by budgetary savings in the Medicare and Medicaid programs. Because the Company is not a health care provider, we are not directly affected by the law, but we could be indirectly affected principally as follows:

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

Introduction of PBRT in the United States, until recently, has been limited due to the high capital costs of these projects. The Company believes that the current development of one and two treatment room PBRT systems at lower capital costs and the level of reimbursement for PBRT from the CMS will help make this technology available to a larger segment of the market.

There are several competing manufacturers of proton beam systems, including Mevion, IBA Particle Therapy Inc., Hitachi Ltd., Optivus Proton Therapy Inc., Varian Medical Systems, Inc. (Accel), Sumitomo Heavy Industries, ProTom International, Inc. and Mitsubishi Electric. The Company has invested in Mevion and has made deposits towards the purchase of three of the MEVION S250 systems. The Mevion system potentially provides cancer centers the opportunity to introduce single treatment room PBRT services with cost in the range of approximately $25 to $30 million rather than four and five PBRT treatment room programs costing in excess of $120 million. The MEVION S250 system received FDA approval in the second quarter of 2012 and the first clinical treatment occurred in December 2013 at Barnes-Jewish Hospital.

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

EMPLOYEES

At December 31, 2014, the Company employed seven (7) people on a full-time basis and two (2) on a part-time basis. None of these employees is subject to a collective bargaining agreement and there is no union representation within the Company. The Company maintains various employee benefit plans and believes that its employee relations are good.

EXECUTIVE OFFICERS OF THE COMPANY

The following table provides current information concerning those persons who serve as executive officers of the Company. The executive officers were appointed by the Board of Directors and serve at the discretion of the Board of Directors.

Name:	Age:	Position:
Ernest A. Bates, M.D.	78	Chairman of the Board of Directors and Chief Executive Officer

Craig K. Tagawa	61	Senior Vice President - Chief Operating and Financial Officer

Ernest R. Bates	48	Vice President of Sales and Business Development

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

The Federal Reimbursement Rate for Gamma Knife Treatments Has Been Substantially Reduced

In April 2013, the Medicare reimbursement rate for Gamma Knife services was lowered by nearly 60% (from $7,910 to $3,300) per treatment session. This sudden reduction in a rate that had historically been stable resulted in a significant decrease in the Company’s revenues from all of our revenue sharing and some of our fixed fee medical centers. The reimbursement rate was subsequently increased by approximately 9% in 2014 and increased again in 2015. The 2015 reimbursement level is comparable to the level in effect prior to 2013. There can be no assurance that it will be maintained at current levels. Any future reductions in the reimbursement rate would adversely affect the Company’s revenues and financial results.

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

The Market for the Gamma Knife is Limited

There is a limited market for the Gamma Knife, and the market in the United States may be mature. The Company has begun operation at only four (4) new Gamma Knife sites in the United States since 2011. Due to the substantial costs of acquiring a Gamma Knife unit, we must identify medical centers that possess neurosurgery and radiation oncology departments capable of performing a large number of Gamma Knife procedures. As of December 31, 2014, there were approximately 130 operating Gamma Knife units in the United States, of which 18 units were owned by the Company. There can be no assurance that we will be successful in placing additional units at any sites in the future. The Company’s existing contracts with its customers are fixed in length and there can be no assurance that the customers will wish to extend the contract beyond the end of the term.

The Company Has a High Level of Debt

The Company’s business is capital intensive. The Company finances its Gamma Knife units through its GKF subsidiary. The amounts financed through GKF have been generally non-recourse to ASHS. The Company’s combined long term debt and capital leases totals $26,884,000 as of December 31, 2014 and is collateralized by the Gamma Knife and other assets, including accounts receivable and future proceeds from any contract between the Company and any end user of the financed equipment. This high level of debt may adversely affect the Company’s ability to secure additional credit in the future, and as a result may affect operations and profitability. If default on debt occurs in the future, the Company’s creditors would have the ability to accelerate the defaulted loan, to seize the Gamma Knife unit or other equipment with respect to which default has occurred, and to apply any collateral they may have at the time to cure the default. The Company also has a line of credit with a bank, against which it has drawn $8,780,000 as of December 31, 2014. The line of credit was paid off in full on January 2, 2015.

A Small Number of Customers Account for a Major Portion of our Revenues

A limited number of customers have historically accounted for a substantial portion of the Company’s total revenue, and the Company expects such customer concentration to continue for the foreseeable future. For example, in 2014, six (6) customers in total accounted for more than 50% of the Company’s revenue. The loss of a significant customer or a significant decline in the business from the Company’s largest customers could have a material adverse effect on the Company’s business and results of operations.

The Market for the Company’s Services is Competitive

The Company estimates that there are two other companies that actively provide alternative, non-conventional Gamma Knife financing to potential customers. We believe there are no competitor companies that currently have more than three Gamma Knife units in operation. The Company’s relationship with Elekta, the manufacturer of the Leksell Gamma Knife unit, is non-exclusive, and in the past the Company has lost sales to customers that chose to purchase a Gamma Knife unit directly from Elekta. In addition, the Company may continue to lose future sales to such customers and may also lose future sales to its competitors. There can be no assurance that the Company will be able to successfully compete against others in placing future units.

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

International Operations

The Company has plans to install a Gamma Knife in Peru. The Company sold its operations in Turkey on June 10, 2014. International operations can be subject to exchange rate volatility which could have an adverse effect on our financial results and cash flows. In addition, international operations can be subject to legal and regulatory uncertainty and political and economic instability, which could result in problems asserting property or contractual rights, potential tariffs, increased compliance costs, increased regulatory scrutiny, potential adverse tax consequences, the inability to repatriate funds to the United States, and the Company’s inability to operate in those locations.

New Technology and Products Could Result in Equipment Obsolescence

There is constant change and innovation in the market for highly sophisticated medical equipment. New and improved medical equipment can be introduced that could make the Gamma Knife technology obsolete and that would make it uneconomical to operate. During 2000, Elekta introduced an upgraded Gamma Knife which cost approximately $3.6 million plus applicable tax and duties. This upgrade includes an Automatic Positioning System™ (“APS”), and therefore involved less health care provider intervention. In early 2005, Elekta introduced a new upgrade, the Gamma Knife Model 4C (“Model 4C”). The cost to upgrade existing units to the Model 4C with APS was approximately $200,000 to $1,000,000, depending on the current Gamma Knife configuration. In 2006 Elekta introduced a new model of the Gamma Knife, the Perfexion, which costs approximately $4.5 million plus applicable taxes and duties. The Perfexion can perform procedures faster than previous Gamma Knife models and it involves less health care personnel intervention. Existing models of the Gamma Knife are not upgradeable to the Perfexion model. As of March 1, 2015, 14 of the Company’s Gamma Knife units are Perfexion models; of the Company’s remaining Gamma Knife units, three are Model 4C with APS and one is upgradeable to a more advanced Model 4C unit. The failure to acquire or use new technology and products could have a material adverse effect on our business and results of operations.

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

The Company Has Invested in a Proton Beam Business that is Developmental

We have committed a substantial amount of our financial resources to next-generation proton beam technology. The first MEVION S250 system began treating patients in December 2013. We have committed to purchase three MEVION S250 systems, and have already made deposits of $5,000,000 towards this commitment. There can be no assurance that we will be able to finance these machines and if we do, that we won’t recover this investment or future investments, or our $2,709,000 common stock investment in Mevion. To date, we have been unable to finalize permanent financing for these units.

The Trading Volume of Our Common Stock is Low

Although our common stock is listed on the NYSE MKT, our common stock has experienced low trading volume, both historically and recently. Reported average daily trading volume in our common stock for the three-month period ended December 31, 2014 was approximately 6,700 shares. There is no reason to think that a more active trading market in our common stock will develop in the future. Limited trading volume subjects our common stock to greater price volatility and may make it difficult for you to sell your shares in a quantity or at a price that is attractive to you.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company's corporate offices are located at Four Embarcadero Center, Suite 3700, San Francisco, California, where it leases approximately 4,640 square feet for $24,935 per month with a lease expiration date in May 2016. The Company has subleased approximately 3,500 rentable square feet of the office space for $15,458 per month. The sublease expires in May 2016. The Company also has a satellite office in Fairfield, California, where it leases 895 square feet for $2,461 per month with a lease expiration date in April 2016.

For the year ended December 31, 2014 the Company's aggregate net rental expenses for all properties were approximately $301,000, net of sublease income of $173,000.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividend Policy

The Company's common shares, no par value (the "Common Shares"), are currently traded on the NYSE Amex Exchange. At December 31, 2014, the Company had 5,361,000 issued and outstanding common shares, 659,000 common shares reserved for options, 3,000 unvested restricted stock units issued, 115,000 vested restricted stock units reserved for issuance and warrants to issue 200,000 shares of common stock.

The following table sets forth the high and low closing sale prices of the Common Shares of the Company on the NYSE Amex Exchange for each full quarter for the last two fiscal years.

	Prices for Common Shares
Quarter Ending	High	Low

March 31, 2013	$2.80	$1.87

June 30, 2013	$2.31	$1.55

September 30, 2013	$3.21	$2.14

December 31, 2013	$3.01	$2.31

March 31, 2014	$3.35	$2.64

June 30, 2014	$3.15	$2.40

September 30, 2014	$3.00	$2.09

December 31, 2014	$2.82	$2.01

The Company estimates that there were approximately 1,400 beneficial holders of its Common Shares at December 31, 2014.

There were no dividends declared or paid during 2014 or 2013. Dividends had been paid by the Company from 2001 to 2007, but during 2007 the Board of Directors suspended dividends for the purpose of preserving cash for the development of its PBRT business. The Company did not pay cash dividends prior to 2001.

Stock Repurchase Program

In 1999 and 2001, the Board of Directors approved resolutions authorizing the Company to repurchase up to a total of 1,000,000 shares of its own stock on the open market from time to time at prevailing prices, and in 2008 the Board reaffirmed these authorizations. In 2014, there were approximately 1,000 shares repurchased at a cost of approximately $2,000. There were no shares repurchased in 2013. In 2012 there were approximately 9,000 shares repurchased at a cost of approximately $28,000. A total of approximately 928,000 shares have been repurchased in the open market pursuant to these authorizations at a cost of approximately $1,957,000. As of December 31, 2014, there were approximately 72,000 shares remaining under the repurchase authorizations.

Shareholder Rights Plan

On March 22, 1999, the Company adopted a Shareholder Rights Plan (“Plan”). Under the Plan, the Company made a dividend distribution of one Right for each outstanding share of the Company’s common stock as of the close of business on April 1, 1999. The Rights become exercisable only if any person or group, with certain exceptions, becomes an “acquiring person” (acquires 15% or more of the Company’s outstanding common stock) or announces a tender or exchange offer to acquire 15% or more of the Company’s outstanding common stock. The Company’s Board of Directors adopted the Plan to protect shareholders against a coercive or inadequate takeover offer. On March 12, 2009, the Board of Directors of the Company approved the First Amendment to its existing shareholder rights plan which, among other things, extends the final date on which the Rights are exercisable until the close of business on April 1, 2019.

Equity Compensation Plans

During 2014 no holders of options to acquire the Company’s common stock exercised their respective rights pursuant to such securities; however, 3,000 restricted stock units, 30,000 restricted stock units for deferred compensation and 522,000 options were issued during 2014. Additional information regarding our equity compensation plans is incorporated herein by reference from the 2014 Proxy Statement. Also, see Note 9-Shareholders’ Equity to the Consolidated Financial Statements.

Recent Sales of Unregistered Securities

The Company sold 750,000 shares of common stock to members of the Board of Directors in two private placement transactions during 2014.

ITEM 6. SELECTED FINANCIAL DATA

Summary of Operations	Year Ended December 31,
	(Amounts in thousands except per share data)
	2014	2013	2012	2011	2010
Revenue	$15,417	$17,584	$17,048	$22,221	$16,675
Costs of revenue	10,138	10,640	10,118	14,224	9,466
Selling and administrative expense	3,630	4,025	4,045	4,041	4,240
Interest expense	1,699	1,799	2,155	2,367	2,104
Total expenses	15,467	16,464	16,318	20,632	15,810
(Loss) income from operations	(50)	1,120	730	1,589	865
(Loss) on sale of subsidiary	(572)	0	0	0	0
Gain (loss) foreign currency transactions	161	(1,174)	132	(27)	0
Interest and other income	28	25	58	135	107
(Loss) income before income taxes	(433)	(29)	920	1,697	972
Income tax expense	129	84	107	208	166
Net (loss) income	(562)	(113)	813	1,489	806
Less net income attributable to non-controlling interest	(390)	(199)	(775)	(983)	(749)
Net (loss) income attributable to ASHS	$(952)	$(312)	$38	$506	$57

Net (loss) income per common share attributable to ASHS:
Basic	$(0.19)	$(0.07)	$0.01	$0.11	$0.01
Diluted	$(0.19)	$(0.07)	$0.01	$0.11	$0.01

See accompanying note (1)

Balance Sheet Data	As of December 31,
	(Amounts in thousands)
	2014	2013	2012	2011	2010
Cash and cash equivalents	$1,059	$1,909	$1,564	$2,580	$1,438
Certificate of deposit and securities	9,000	9,000	9,000	9,000	9,000
Restricted cash	50	50	50	50	50
Working capital (deficit)	(2,004)	(4,079)	(2,697)	(1,329)	(1,369)
Total assets	67,528	71,742	73,323	74,535	65,340
Advances on line of credit	8,780	8,840	8,550	7,850	8,500
Current portion of long-term debt and capital leases	6,108	8,771	7,674	7,616	6,073
Long-term debt/capital leases, less current portion	20,776	23,690	27,010	28,135	23,170
Shareholders' equity	$26,154	$24,055	$24,830	$25,171	$23,044

See accompanying note (1)

(1) In 1995, the Company entered into an operating agreement granting to American Shared Radiosurgery Services (a California corporation and a wholly-owned subsidiary of the Company) an 81% ownership interest in GKF. During 2010 and 2011, GKF established new operating subsidiaries, EWRS, EWRS Turkey, AGKE, and JGKE, and other subsidiaries that are not yet operational. On June 10, 2014, the Company sold EWRS Turkey. Accordingly, the financial data for the Company presented above include the results of GKF and its subsidiaries for the periods 2010 through 2014.

This financial data as of December 31, 2014, 2013 and 2012 and for the years ended December 31, 2014, 2013 and 2012 should be read in conjunction with our consolidated financial statements and the notes thereto beginning on page A-1 of this report and with Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The most significant accounting policies followed by the Company are presented in Note 2 to the consolidated financial statements. These policies along with the disclosures presented in the other financial statement notes and in this discussion and analysis, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts, and the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for doubtful accounts, estimated useful lives of fixed assets and its salvage values, revenues and costs of sales for turn-key and revenue sharing arrangements, and the carrying value of its Mevion investment to be the areas that required the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available. The following are our critical accounting policies in which management’s estimates, assumptions and judgments most directly and materially affect the financial statements:

Revenue Recognition

The Company has one revenue-generating activity, which consists of equipment leasing to hospitals, and includes the operation of Gamma Knife units by GKF and the operation of IGRT sites by ASHS and GKF. During 2014, the Company entered into a lease agreement in December 2014 where the lessee gave the Company a piece of equipment for $1. The Company estimated and recorded the fair market value of the equipment received and recognized deferred revenue. The fair market value of the equipment received during the year ended December 31, 2014 was $700,000.

Revenue is recognized when services have been rendered and collectability is reasonably assured, on either a fee per use or revenue sharing basis. During 2014, the Company had eleven (11) fee per use arrangements and eleven (11) retail service arrangements. Under both of these types of agreements, the hospital is responsible for billing patients and collection of technical component fees for services performed. Revenue associated with installation of the Gamma Knife and IGRT units, if any, is a part of the negotiated lease amount and not a distinctly identifiable amount. The costs, if any, associated with installation of the units are amortized over the period of the related lease to match revenue recognition of these costs.

For fee per use agreements, revenue is not estimated because these contracts provide for a fixed fee per procedure, and are typically for a ten year term. Revenue is recognized at the time the procedures are performed, based on each hospital’s contracted rate. There is no guaranteed minimum payment. Costs related to operating the units are charged to costs of operations as incurred, which approximates the recognition of the related revenue. Revenue under fee per use agreements is recorded in accordance with the contract terms.

During 2014, ASHS had one (1) agreement and GKF had ten (10) agreements that are based on revenue sharing. These can be further classified as either “turn-key” arrangements or “revenue sharing” arrangements. For GKF’s four (4) turn-key sites, GKF is solely responsible for the costs to acquire and install the Gamma Knife. In return, GKF receives payment from the hospital in the amount of its reimbursement from third party payors. Revenue is recognized by the Company during the period in which the procedure is performed, and is estimated based on what can be reasonably expected to be paid by the third party payor to the hospital. The estimate is primarily determined from historical experience and hospital contracts with third party payors. These estimates are reviewed on a regular basis and adjusted as necessary to more accurately reflect the expected payment amount. The Company also records an estimate of operating costs associated with each procedure during the period in which the procedure is performed. For two of the turn-key sites, the Company also shares a percentage of net operating profit. The Company records an estimate of net operating profit based on estimated revenues, less estimated operating costs. Costs are determined primarily based on historical treatment protocols and cost schedules with the hospital. The Company’s estimated operating costs are reviewed on a regular basis and adjusted as necessary to more accurately reflect the actual operating costs. Revenue for turn-key sites is recorded on a gross basis, and the operating expenses the Company reimburses to the hospital are recorded in other operating costs.

Under revenue sharing arrangements the hospital shares in the responsibility and risk with the Company for the capital investment to acquire and install the equipment. Unlike our turn-key arrangement, the lease payment under a revenue sharing arrangement is a percentage of reimbursed revenue. Payments are made by the hospital, generally on a monthly basis, to the Company based on an agreed upon percentage allocation of cash collected. Revenue is recognized during the period in which procedures are performed, and is estimated based on the reimbursement amount that the Company expects to receive from the hospital for those procedures. This estimate is reviewed on a regular basis and adjusted as necessary to more accurately reflect the expected payment amount.

Revenue from retail arrangements amounted to approximately 42%, 44% and 47% of total revenue for the years ended December 31, 2014, 2013 and 2012, respectively. Because the revenue estimates are reviewed on a quarterly basis, any adjustments required for past revenue estimates would result in an increase or reduction in revenue during the current quarterly period.

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

If the Company’s net accounts receivable estimates for revenue sharing customers as of December 31, 2014 changed by as much as 10% based on actual collection information, it would have the effect of increasing or decreasing revenue by approximately $211,000.

Carrying Value of Mevion Investment

The Company carries its investment in Mevion at cost ($2,709,000) and reviews it for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value of the investment may not be recoverable. In assessing whether the impairment is other than temporary, we evaluate the length of time and extent to which market value has been below cost, the financial condition and near term prospects of Mevion and our ability and intent to retain our investment for a period sufficient to allow for an anticipated recovery in the market value. Mevion announced on June 11, 2012 that it had received final FDA 510(k) clearance for its MEVION S250 proton therapy system, the world’s first superconducting synchrocyclotron. Clearance allows a hospital to begin treating patients as soon as installation of the system has been completed. Mevion also received CE Mark certification for its MEVION S250 Proton Therapy System, which allows Mevion to market, sell and install the system throughout the European Union and any country recognizing the CE Mark approval. First clinical treatment by a MEVION S250 system occurred in December 2013 and the system treated in excess of 100 patients in its first year of operation. The investment in Mevion is not without certain risk, and the operation of the first unit took longer than originally anticipated. However, the Company believes that the current market value, which we believe to be less than cost, is a temporary situation and is not a reflection on the progress or viability of Mevion or its PBRT design, and believes that our investment in Mevion is only temporarily impaired. If the Company’s view changes, it could be required to write off some or all of its investment, which would have a material negative impact on financial condition and earnings in the period. For additional information, see “Impairment Analysis of Investment in Equity Securities.”

GENERAL

Recent Development

The American Taxpayer Relief Act of 2012 reduced Medicare’s reimbursement rate for Gamma Knife services from $7,910 to $3,300 per treatment effective April 1, 2013. These cuts directly reduced revenue at the Company’s U.S. “retail” Gamma Knife sites, where we receive a percentage of the hospital’s Medicare reimbursement. This reduction also resulted in the revision of three fixed fee agreements. Effective January 1, 2014, the Gamma Knife delivery code reimbursement was increased by approximately 9%. Effective January 1, 2015, CMS has established a comprehensive Ambulatory Payment Classification (APC) for both Gamma Knife and LINAC one session cranial radiosurgery. The comprehensive reimbursement rate of approximately $9,768 will be inclusive of the delivery and ancillary codes, but exclusive of co-insurance payments or other adjustments. The average current CMS reimbursement rate for delivery and ancillary codes (exclusive of co-insurance and other adjustments) is approximately $5,600. This represents an estimated increase of $4,168 per Medicare Gamma Knife treatment (exclusive of co-insurance and other adjustments) effective January 1, 2015.

2014 Results

For the year ended December 31, 2014, 94% of the Company’s revenue was derived from its Gamma Knife business, and the remaining 6% from its IGRT business. For the year ended December 31, 2013, 92% of the Company’s revenue was derived from its Gamma Knife business, and the remaining 8% from its IGRT business. For the year ended December 31, 2012, 89% of the Company’s revenue was derived from its Gamma Knife business, and the remaining 11% from its IGRT business.

TOTAL REVENUE

(in thousands)	2014	Increase (Decrease)	2013	Increase (Decrease)	2012

Total revenue	$15,417	(12.3)%	$17,584	3.1%	$17,048

Total revenue decreased 12.3% compared to 2013 primarily due to the sale of EWRS Turkey which contributed $999,000 to the decline for 2014. IGRT revenue was down 38.6% compared to 2013, which contributed 25.9% to the decline in total revenue. The sale of EWRS Turkey contributed 63.6% to the decline in IGRT revenue. Excluding the sale of EWRS Turkey, total Gamma Knife revenue decreased $964,000 compared to 2013 due to a decrease in procedures at existing sites and increased procedures at sites with lower revenue per procedure than the Company’s historical average. Total revenue increased by 3.1% compared to 2012 primarily due to an increase in Gamma Knife revenue. Total Gamma Knife revenue increased 6.4% from 2012, offset by a 23.1% decrease in IGRT revenue for 2013.

Gamma Knife Revenue

Total Gamma Knife revenue for 2014 decreased 10.0% to $14,521,000 compared to $16,127,000 in 2013. Total Gamma Knife revenue for 2013 increased 6.4% to $16,127,000 compared to $15,154,000 in 2012.

	2014	Increase (Decrease)	2013	Increase (Decrease)	2012

Medical services revenue from Gamma Knife (in thousands)	$14,521	(10.0)%	$16,127	6.4%	$15,154

Number of Gamma Knife procedures	2,046	(17.6)%	2,482	18.6%	2,092

Average revenue per procedure	$7,097	9.2%	$6,498	(10.3)%	$7,244

The decrease in revenue in 2014 compared to 2013 was due to the sale of EWRS Turkey which contributed $642,000 to the decline, and the decrease in number of Gamma Knife procedures at certain of its U.S. sites. The increase in revenue in 2013 compared to 2012 was primarily due to the increase in number of Gamma Knife procedures, offset by a decrease in the average revenue per procedure. The Company had twenty, nineteen and nineteen Gamma Knife units in operation at December 31, 2014, 2013 and 2012.

The number of Gamma Knife procedures performed in 2014 decreased by 436 compared to 2013, primarily due to the sale of EWRS Turkey which reported 343 more procedures in 2013. The remaining decline in procedures was due to personnel issues at existing Gamma Knife sites. The number of Gamma Knife procedures performed in 2013 increased by 390 compared to 2012, primarily due to an increase in procedures at existing sites and procedures at a new site, which began operations in April 2013. Furthermore, 2013 was the first full year of operations for the two sites in Turkey. This increase was partially offset by lower procedure volumes at several other sites.

Revenue per procedure increased by $599 in 2014 and decreased by $746 in 2013 compared to 2013 and 2012, respectively. For 2014, this increase was due to a favorable change in payor mix and the sale of the EWRS Turkey units which were reimbursed at lower rates compared to the Company’s other units. For 2013, this decrease is primarily due to the impact of The American Taxpayer Relief Act of 2012 that became effective April 1, 2013, which reduced Medicare reimbursement rates and the first full year for the two sites in Turkey which have lower revenue per procedure than the Company’s historical average.

IGRT Revenue

(In thousands)	2014	Increase (Decrease)	2013	Increase (Decrease)	2012

Medical services revenue from IGRT	$896	(38.5)%	$1,457	(23.1)%	$1,894

Medical services revenue from the Company’s IGRT contracts decreased by $561,000 in 2014 compared to 2013. The sale of EWRS Turkey contributed $357,000 to the decline, in addition to lower volume at the Company’s existing site. Medical services revenue from the Company’s IGRT contracts decreased by $437,000 in 2013 compared to 2012. The decrease in 2013 was due to lower volume at the Company’s existing sites.

COSTS OF REVENUE

(In thousands)	2014	Increase (Decrease)	2013	Increase (Decrease)	2012

Total costs of revenue	$10,138	(4.7)%	$10,640	5.2%	$10,118

Percentage of total revenue	65.8%		60.5%		59.4%

The Company's costs of revenue, consisting of maintenance and supplies, depreciation and amortization, and other operating expenses (such as insurance, property taxes, sales taxes, marketing costs and operating costs from the Company’s retail sites) decreased by $502,000 in 2014 compared to 2013 and increased by $522,000 in 2013 compared to 2012.

The Company's maintenance and supplies costs were 11.0% of total revenue in 2014, 10.2% of total revenue in 2013 and 9.0% of total revenue in 2012. Maintenance and supplies costs decreased by $100,000 in 2014 compared to 2013 but increased by $262,000 in 2013 compared to 2012. The decrease in 2014 compared to 2013 is due to the sale of the Company’s units in Turkey which had maintenance contracts. The increase in 2013 compared to 2012 is primarily due to maintenance contracts in Turkey which began in May 2013.

Depreciation and amortization costs as a percentage of total revenue were 40.0%, 35.9%, and 35.0% in 2014, 2013 and 2012, respectively. Depreciation and amortization costs decreased $138,000 in 2014 compared to 2013 and increased $344,000 in 2013 compared to 2012. The decrease in 2014 compared to 2013 is due to the extension of two customer agreements which spread the remaining depreciation expense over the extended contract term. In addition, the sale of EWRS Turkey lessened depreciation expense. The increase in 2013 compared to 2012 is due to the addition of one new Perfexion unit, plus two existing sites that were reloaded with new cobalt and one site that was upgraded to a Perfexion unit, therefore increasing the value of the unit and depreciation expense for those sites.

Other direct operating costs as a percentage of total revenue were 14.8%, 14.4% and 15.4% in 2014, 2013 and 2012, respectively. Other direct operating costs decreased by $264,000 in 2014 compared to 2013 and decreased by $84,000 in 2013 compared to 2012. The decrease in 2014 is due to lower insurance costs and property taxes. The decrease in 2013 is due to lower costs from the Company’s turn-key sites, as a result of lower volumes at some of the turn-key sites. This decrease was offset by increases in building rent, marketing, insurance, property taxes and state or county licenses fees.

SELLING AND ADMINISTRATIVE EXPENSE

(In thousands)	2014	Increase (Decrease)	2013	Increase (Decrease)	2012

Selling and administrative costs	$3,630	(9.8)%	$4,025	(0.5)%	$4,045

Percentage of total revenue	23.5%		22.9%		23.7%

The Company's selling and administrative costs decreased $395,000 in 2014 compared to 2013 and decreased by $20,000 in 2013 compared to 2012. The decrease in 2014 is due to reduction in payroll expense driven by lower headcount, building rent, travel expense, and legal and consulting fees, partially offset by increased tax and audit fees. Building rent decreased due to accrued rent relating to a sublease of a portion of the Company’s office space, recorded in the first quarter of 2013. The decrease in 2013 is due to lower travel expense of $168,000, offset by increases in temporary help for the Turkey sites of $80,000 and building rent of $68,000. Building rent increased due to accrued rent expense and commissions relating to a sublease of a portion of the Company’s office space, recorded in the first quarter of 2013.

INTEREST EXPENSE

(In thousands)	2014	Increase (Decrease)	2013	Increase (Decrease)	2012

Interest expense	$1,699	(5.6)%	$1,799	(16.5)%	$2,155

Percentage of total revenue	11.0%		10.2%		12.6%

The Company's interest expense decreased $100,000 in 2014 compared to 2013 and decreased $356,000 in 2013 compared to 2012. The decrease in 2014 compared to 2013 and in 2013 compared to 2012 is due to lower interest expense on the financing for the Company’s more mature Gamma Knife units. Interest expense on financing decreases over time as payments reduce the principal amount outstanding. In addition, the Company paid off one contract in 2014 and one contract in 2013, reducing interest expense.

(LOSS) ON SALE OF SUBSIDIARY

(In thousands)	2014	Increase (Decrease)	2013	Increase (Decrease)	2012

(Loss) on sale of subsidiary	$(572)	(572.0)%	$0	0.0%	$0

Percentage of total revenue	(3.7)%		0.0%		0.0%

Loss on sale of subsidiary was $572,000 compared to $0 in prior years. Effective May 31, 2014 (with closing occurring June 10, 2014) the Company sold EWRS Turkey for EUR 4.2 million (approximately $6.0M). The proceeds were used to pay-off outstanding debt associated with the Turkey operations and the excess was cash to the Company of $768,000.

GAIN (LOSS) FOREIGN CURRENT TRANSACTIONS

(In thousands)	2014	Increase (Decrease)	2013	Increase (Decrease)	2012

Gain (loss) foreign transactions	$161	113.7%	$(1,174)	(989.4)%	$132

Percentage of total revenue	1.0%		(6.7)%		0.8%

Gain (loss) from foreign currency transactions increased $1,335,000 in 2014 compared to 2013 and decreased $1,306,000 in 2013 compared to 2012. The increase or decrease in gain (loss) from foreign currency transactions is due to the strengthening or weakening of the Turkish Lira against the US dollar.

INTEREST AND OTHER INCOME

(In thousands)	2014	Increase (Decrease)	2013	Increase (Decrease)	2012

Interest and other income	$28	12.0%	$25	(56.9)%	$58

Percentage of total revenue	0.2%		0.1%		0.3%

Interest and other income increased $3,000 in 2014 compared to 2013 and decreased $33,000 in 2013 compared to 2012. The decrease in 2013 was due to lower interest income of $15,000 and a loss on sales of assets of $4,000, compared to a gain of $14,000 in 2012.

INCOME TAX EXPENSE

(In thousands)	2014	Increase (Decrease)	2013	Increase (Decrease)	2012

Income tax expense	$129	53.6%	$84	(21.5)%	$107

Percentage of total revenue	0.8%		0.5%		0.6%

Percentage of (loss) income before income taxes	(29.8)%		(289.7)%		11.6%

Income tax expense increased $45,000 in 2014 compared to 2013. Income tax expense decreased $23,000 in 2013 compared to 2012. The increase in 2014 is primarily due to the results of GKF’s operations. The decrease in 2013 is primarily due to lower computed expected federal income tax calculated on lower income before income taxes, compared to 2012. Generally the Company has higher state income taxes because they are calculated at the Company’s profitable operating subsidiary level, where in many states, separate state income tax returns are required and net operating loss carryforwards cannot be applied.

The Company anticipates that it will continue to record income tax expense if it operates profitably in the future. Currently there are state income tax payments required for most states in which the Company operates. However, there are minimal current federal income tax payments required due to net operating loss carryforwards and other deferred tax assets available for federal tax purposes.

The Company had a net operating loss carryforward for federal income tax return purposes at December 31, 2014 of approximately $9,518,000.

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS

(In thousands)	2014	Increase (Decrease)	2013	Increase (Decrease)	2012

Net income attributable to non-controlling interests	$390	96.0%	$199	(74.3)%	$775

Percentage of total revenue	2.5%		1.1%		4.5%

Net income attributable to non-controlling interests increased $191,000 compared to 2013 and decreased $576,000 in 2013 compared to 2012. Net income attributable to non-controlling interests represents the pre-tax income earned by the 19% non-controlling interest in GKF, and the pre-tax income or losses of the non-controlling interests in various subsidiaries controlled by GKF. The decrease or increase in net income attributable to non-controlling interests reflects the relative profitability of GKF.

NET (LOSS) INCOME ATTRIBUTABLE TO AMERICAN SHARED HOSPITAL SERVICES

(In thousands, except per share amounts)	2014	Increase (Decrease)	2013	Increase (Decrease)	2012

Net (loss) income attributable to ASHS	$(952)	(205.1)%	$(312)	(921.1)%	$38

Net (loss) income per share attributable to ASHS, diluted	$(0.19)	(171.4)%	$(0.07)	(800.0)%	$0.01

Net loss attributable to American Shared Hospital Services was $952,000 in 2014 and $312,000 in 2013, compared to net income of $38,000 in 2012. The $640,000 decrease in income in 2014 was primarily due to the loss on sale of EWRS Turkey of $572,000. The $350,000 decrease in income in 2013 compared to 2012 was primarily due to the foreign currency losses incurred of $1,174,000 compared to a foreign currency gain of $132,000 in 2012.

IMPAIRMENT ANALYSIS OF INVESTMENT IN EQUITY SECURITIES

The Company evaluated its investment in Mevion for impairment at December 31, 2014 in light of both current market conditions and the ongoing needs of Mevion to raise cash to continue its development of the first compact, single room PBRT system, including the following specific events.

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

In June 2013, Mevion announced that it had closed a $55 million round of financing, which will be used to accelerate the manufacturing and worldwide deployment of the MEVION S250. This round of financing was offered at a price per share higher than the effective price of the most recent Series E financing. The Company did not participate in this round of funding. Subject to the Pay-to-Play Provision, implemented through the amendment of the Sixth Amended and Restated Articles of Incorporation, the preferred shares held by the Company were converted to common.

Upon conversion of the Preferred Stock, the Company’s investment represents an approximate 0.77% interest in the common stock of Mevion where it remained as of December 31, 2014. The Company does not have a Board of Directors seat with Mevion.

In December 2014 Mevion announced that it had closed a $10M round of financing, which will be used to accelerate the manufacturing and worldwide deployment of the MEVION S250. Mevion entered into a Note and Warrant Purchase Agreement with existing investors to issue convertible promissory notes for aggregate proceeds of up to $15M. This round of financing was offered at a price per share higher than the effective price of the most recent Series E financing. The Company did not participate in this round of funding.

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

This is based primarily on the following:

•	In spite of the uncertain economic climate and a limited number of potential investors, with the initial Series D offering Mevion was still able to raise the cash required to continue its operations, was able to add two new major investors, and continued to be able to raise additional cash with Series D extensions and the new Series E offering. It also added an additional major investor in the Series E offering with ProQuest Investments. Due to the high level of interest in more compact and lower cost proton beam radiation therapy devices, Mevion has been able to attract funding from financially significant and highly sophisticated investors, such as Caxton Health and Life Sciences, Venrock Associates and CHL Medical Partners, who have continued to invest in the various rounds of financing, and the new investor, ProQuest Investments. Mevion’s ability to raise significant funds indicates the investment is only temporarily impaired.
•	In June 2012 Mevion announced that it had received FDA 510(k) clearance for its MEVION S250 proton therapy system which includes the world's first superconducting synchrocyclotron. FDA clearance allows a hospital to begin treating patients as soon as installation of the system has been completed. In March 2012 Mevion announced that it had secured CE certification throughout the European Union.
•	As of June 30, 2013, the Company’s investment in Mevion was reduced to 0.77% and converted from preferred stock to common stock. Management of the Company believes that the successful clinical operation of Mevion’s first system is a pivotal point in determining that the Company’s investment is other than temporarily impaired. In fact, this first MEVION S250 system at Barnes-Jewish Hospital treated in excess of 100 patients in its first year of operation. The company estimates that its ownership interest in Mevion is still great enough to result in a return higher than its cost basis in the future.
•	Mevion is continuing the installation process at five other sites, including the Company’s site at Orlando Health. The Company’s Orlando Health site broke ground for construction in September 2012 and the accelerator was delivered in November 2014. It is projected that the first patient will be treated in early 2016.
25

•	The Company has analyzed its investment potential by comparing available financial information from Mevion to financial data from initial public offerings (“IPO”) of companies with similar technologies and has determined that it could reasonably expect that the value of its investment in Mevion would exceed the cost of its investment.

In addition the Company considered the following:

•	In the latter part of 2009 Mevion added a new CEO, strengthened its management depth, and with the new investors, increased its board strength as well. Independent board members consist of the following: Robert Wilson, Former Vice Chairman of Johnson and Johnson; Peter P. D’Angelo, President, Caxton Associates; Anders Hove, MD, Partner, Venrock Associates; Myles D. Greenberg, MD, General Partner, CHL Medical Partner; Paul Volcker, Former Chairman, United States Federal Reserve. Jay Moorin of ProQuest Investments was added to Mevion’s Board of Directors in January 2012. Stephen Buckley, Former Partner, Ernst & Young LLP was also added to Mevion’s Board of Directors in 2012.
•	Mevion has a backlog of $257.6 million per its recently filed S-1 document.

The estimated recovery period is anticipated to occur subsequent to the first system’s clinical treatment of patients. The first system began treating patients in December 2013. The Company has the intent and ability to maintain its investment in Mevion.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $1,059,000 at December 31, 2014 compared to $1,909,000 at December 31, 2013, a decrease of $850,000. The Company’s expected primary cash needs on both a short and long-term basis are for capital expenditures, business expansion, working capital and other general corporate purposes.

At both December 31, 2014 and 2013 the Company had approximately $9,000,000 invested in a certificate of deposit with a bank scheduled to mature on August 30, 2015.

Restricted cash of $50,000 at December 31, 2014 reflects cash that may only be used for the operations of GKF.

The Company has a $9,000,000 renewable line of credit with a bank that is secured by a certificate of deposit. The line of credit has been in place since June 2004. The Company’s earnings in 2013 were insufficient to satisfy the “profitability” covenant in the line of credit. The Bank waived this default on August 8, 2014 and agreed to change the maturity date of the facility to December 31, 2014. The line of credit was paid using the proceeds from the certificate of deposit on January 2, 2015. As of December 31, 2014, there was $8,780,000 borrowed against the line of credit, compared to $8,840,000 as of December 31, 2013.

Operating activities provided cash of $6,773,000 in 2014, which was driven by non-cash charges for depreciation and amortization of $6,383,000, loss on sale of subsidiary of $572,000, deferred income tax of $76,000, stock-based compensation expense of $138,000, changes in receivables of $1,069,000, changes in other assets of $11,000, and other non-cash items of $107,000. These were partially offset by gain on disposal of fixed assets of $1,000, gain on foreign currency transactions of $161,000, decrease in accounts payable of $859,000, and net loss of $562,000.

The Company’s trade accounts receivable decreased by $1,330,000 to $3,192,000 at December 31, 2014 from $4,522,000 at December 31, 2013, primarily due to decreased procedures at existing sites and increased cash collections on a few customer accounts. The number of days revenue (sales) outstanding (“DSO”) in accounts receivable as of December 31, 2014 decreased to 76 days compared to 94 days at December 31, 2013. DSO can and does fluctuate depending on timing of customer payments received and the mix of fee per use versus retail customers. Retail sites generally have longer collection periods than fee per use sites.

Investing activities used $4,452,000 of cash in 2014 due to payments made towards the purchase of property and equipment of $5,212,000 and investment in equity securities of $8,000, partially offset by $768,000 proceeds from sale of subsidiary.

Financing activities used $3,163,000 of cash during 2014, primarily due to principal payments on long-term debt of $3,263,000, principal payments towards capital leases of $4,429,000, distributions to non-controlling interests of $951,000, payments on the line of credit of $1,200,000, and a stock repurchase of $2,000. This was partially offset by long term debt financing on equipment of $2,625,000, advances on the line of credit of $1,140,000, capital contributions from non-controlling interests in subsidiaries of the Company of $117,000, private placement of common stock of $1,800,000 to certain Board members, and promissory notes issued to certain Board members of $1,000,000 (“Board Note”).

The Company had negative working capital at December 31, 2014 of $2,004,000 compared to negative working capital of $4,079,000 at December 31, 2013. The $2,075,000 increase in net working capital was due to net decreases in the current portion of long term debt and capital leases of $2,663,000, decreases in accounts payable, employee compensation and benefits and other accrued liabilities of $151,000, $25,000 and $1,475,000, respectively, increases in current deferred tax asset of $25,000 and net increase of $220,000 from the re-class of advances on the line of credit and certificate of deposit to current. This was offset by decrease in cash of $850,000, receivables of $1,342,000, and prepaid expenses of $292,000.

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

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES AND OFF BALANCE SHEET ARRANGEMENTS

The following table presents, as of December 31, 2014, the Company’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the notes to the consolidated financial statements referenced below. For purposes of this table, these commitments are listed in the less than 1 year and 1-3 year categories.

	Payments Due by Period
Contractual Obligations	Total amounts committed	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term debt (includes interest)	$12,574,000	$2,707,000	$6,262,000	$2,680,000	$925,000
Capital leases (includes interest)	18,682,000	5,108,000	9,065,000	4,129,000	380,000
Line of credit	8,780,000	8,780,000	-	-	-
Promissory note (includes interest)	1,413,000	150,000	1,263,000	-	-
Future equipment purchases	45,434,000	6,834,000	38,600,000	-	-
Operating leases	175,000	$114,000	$61,000	-	-

Total contractual obligations	$87,058,000	$23,693,000	$55,251,000	$6,809,000	$1,305,000

Further discussion of the long-term debt commitment is included in Note 5, capital leases in Note 6, and operating leases in Note 12 of the consolidated financial statements.

The Company has commitments to purchase three PBRT systems, one Gamma Knife Perfexion system, one Gamma Knife model 4C system, and two Cobalt-60 reloads, both at existing sites, as of December 31, 2014. Financing has been committed to the Model 4C unit and the Cobalt-60 reloads at existing sites. The Company has a lease financing commitment, pending execution of definitive documents, for an additional $9,000,000, for its first PBRT project. The total of these commitments is approximately $45,434,000, of which, the Company has made non-refundable deposits totaling approximately $7,784,000 towards the purchase of this equipment. The timing of progress payments for PBRT contracts two and three are dependent upon future events, for which, the Company has some latitude in the timing of the due dates of these commitments. Approximately $27,000,000 of these commitments are not expected to start becoming due until 2016.

	Commitment	Cash Deposits
Proton Beam Units	$38,600,000	$5,000,000

Gamma knife Units	6,834,000	2,784,000

Total Commitments	$45,434,000	$7,784,000

The Gamma Knife model 4C system is projected to be installed in late 2015 at the Company’s new customer site in Peru. The Perfexion is for a site yet to be determined. The first PBRT system was delivered in December 2014 and the remaining two currently have anticipated delivery dates in 2015 and later, pending certain construction milestones. The deposits and progress payments are classified as deposits and construction in progress under Property and Equipment.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below presents information about certain market-sensitive financial instruments as of December 31, 2014. The fair values were determined based on quoted market prices for the same or similar instruments.

	Payments Due by Period
(amounts in thousands)	2015	2016	2017	2018	2019	There- after	Total	Fair Value

Fixed rate long-term debt and present value of capital leases	$6,262	$6,772	$5,542	$4,070	$2,238	$1,238	$26,122	$23,829

Average interest rates	6.6%	6.5%	6.3%	6.1%	6.0%	6.3%	6.4%

We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage or prepayment features.

At December 31, 2014, we had no significant long-term, market-sensitive investments.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (1992). Based on this assessment management believes that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on those criteria.

(c)	Changes in internal controls over financial reporting.

Our Chief Executive Officer and our Chief Financial Officer have evaluated the changes to the Company’s internal control over financial reporting that occurred during our last fiscal quarter ended December 31, 2014, as required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2015 Annual Meeting of Shareholders (the “2015 Proxy Statement”). Information regarding executive officers of the Company, included herein under the caption “Executive Officers of the Company” in Part I, Item 1 above, is incorporated herein by reference.

Information concerning the identification of our standing audit committee required by this Item is incorporated by reference from the 2015 Proxy Statement.

Information concerning our audit committee financial experts required by this Item is incorporated by reference from the 2015 Proxy Statement.

Information concerning compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference from the 2015 Proxy Statement.

We have adopted a Code of Ethics that is available on our website at www.ashs.com. The information on our website is not part of this report. You may also request a copy of this document free of charge by writing our Corporate Secretary.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item is incorporated herein by reference from the 2015 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated herein by reference from the 2015 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated herein by reference from the 2015 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is incorporated herein by reference from the 2015 Proxy Statement.

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

(b)	Exhibits.
The following Exhibits are filed with this Report.

Exhibit Number:	Description:

2.1	Securities Purchase Agreement, dated as of March 12, 1999, by and among Alliance Imaging, Inc.; Embarcadero Holding Corp. I; Embarcadero Holding Corp. II; American Shared Hospital Services; and MMRI, Inc. (1)

3.1	Articles of Incorporation of the Company, as amended. (2)

3.2	By-laws of the Company, as amended. (3)

4.6	Form of Common Stock Purchase Warrant of American Shared Hospital Services. (3)

4.8	Registration Rights Agreement, dated as of May 17, 1995, by and among American Shared Hospital Services, the Holders referred to in the Note Purchase Agreement, dated as of May 12, 1995 and General Electric Company, acting through GE Medical Systems. (3)

4.9	Rights Agreement dated as of March 22, 1999 between American Shared Hospital Services and American Stock Transfer & Trust Company as Rights Agent. (25)

10.1	The Company's 1984 Stock Option Plan, as amended. (4)

10.2	The Company's 1995 Stock Option Plan, as amended. (5)

10.3	Form of Indemnification Agreement between American Shared Hospital Services and members of its Board of Directors. (4)

10.4	Ernest A. Bates Stock Option Agreement dated as of August 15, 1995. (6)

10.5	Operating Agreement for GK Financing, LLC, dated as of October 17, 1995. (3)

10.6	Amendments dated as of October 26, 1995 and as of December 20, 1995 to the GK Financing, LLC Operating Agreement, dated as of October 17, 1995. (7)

10.7	Amendment dated as of October 16, 1996 to the GK Financing, LLC Operating Agreement, dated as of October 17, 1995. (1)

10.8	Amendment dated as of March 31, 1998 (“Fourth Amendment”) to the GK Financing, LLC Operating Agreement dated as of October 17, 1995. (8)

10.9	Amendment dated as of March 31, 1998 (“Fifth Amendment”) to the GK Financing, LLC Operating Agreement dated as of October 17, 1995. (8)

10.10	Amendment dated as of June 5, 1999 to the GK Financing, LLC Operating Agreement dated as of October 17, 1995. (8)

10.11a	Assignment and Assumption Agreement, dated as of December 31, 1995, between American Shared Radiosurgery Services (assignor) and GK Financing, LLC (assignee). (8)

10.11b	Assignment and Assumption Agreement, dated as of November 1, 1995, between American Shared Hospital Services (assignor) and American Shared Radiosurgery Services (assignee). (4)

10.11c	Amendment Number One dated as of August 1, 1995 to the Lease Agreement for a Gamma Knife Unit between The Regents of the University of California and American Shared Hospital Services. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (8)

10.11d	Lease Agreement dated as of July 3, 1990 for a Gamma Knife Unit between American Shared Hospital Services and The Regents of the University of California. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (8)

10.12	Amendment Number Two dated as of February 6, 1999 to the Lease Agreement for a Gamma Knife Unit between UCSF-Stanford Health Care and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (8)

10.13	Assignment and Assumption Agreement, dated as of February 3, 1996, between American Shared Radiosurgery Services (assignor) and GK Financing, LLC (assignee). (4)

10.14	Lease Agreement for a Gamma Knife Unit dated as of April 6, 1994, between Ernest A. Bates, M.D. and NME Hospitals, Inc. dba USC University Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (8)

10.15	Assignment and Assumption Agreement dated as of February 1, 1996 between Ernest A. Bates, M.D. and GK Financing, LLC with respect to the Lease Agreement for a Gamma Knife dated as of April 6, 1994 between Ernest A. Bates, M.D. and NME Hospitals, Inc. dba USC University Hospital. (8)

10.16	Lease Agreement for a Gamma Knife Unit dated as of October 31, 1996 between Hoag Memorial Hospital Presbyterian and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (8)

10.17	Addendum to Lease Agreement for a Gamma Knife Unit dated as of December 1, 1999 between Hoag Memorial Hospital Presbyterian and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (8)

10.18	Lease Agreement for a Gamma Knife Unit dated as of October 29, 1996 between Methodist Healthcare Systems of San Antonio, Ltd., dba Southwest Texas Methodist Hospital and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (8)

10.18a	Amendment to Lease Agreement for a Gamma Knife Unit effective December 13, 2003 by and between Methodist Healthcare Systems of San Antonio, Ltd., dba Southwest Texas Methodist Hospital and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (22)

10.18b	Second Amendment to Lease Agreement for a Gamma Knife Unit effective December 23, 2009 by and between Methodist Healthcare Systems of San Antonio, Ltd., dba Southwest Texas Methodist Hospital and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (38)

10.19	Lease Agreement for a Gamma Knife Unit dated as of April 10, 1997 between Yale-New Haven Ambulatory Services Corporation and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (8)

10.19a	Amendment to Lease Agreement for a Gamma Knife Unit effective October 25, 2005 by and between Yale-New Haven Ambulatory Services Corporation and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (27)

10.19b	Amendment to Lease Agreement for a Gamma Knife Unit effective June 30, 2006 by and between Yale-New Haven Ambulatory Services Corporation and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (31)

10.19c	Second Amendment to Lease Agreement for a Gamma Knife Unit effective May 15, 2009 by and between Yale-New Haven Hospital, Inc. a/k/a Yale-New Haven Hospital and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (37)

10.19c	Third Amendment to Lease Agreement for a Gamma Knife Unit effective July 1, 2014 by and between Yale-New Haven Hospital, Inc. a/k/a Yale-New Haven Hospital and GK Financing, LLC. (50)

10.20	Lease Agreement for a Gamma Knife Unit dated as of June 1, 1999 between GK Financing, LLC and Kettering Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (9)

10.21	Addendum to Contract with GKF and KMC/WKNI, dated June 1, 1999 between GK Financing, LLC and Kettering Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (9)

10.21a	Purchased Services Agreement for a Gamma Knife Perfexion Unit dated November 19, 2008 between GK Financing, LLC and Kettering Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (34)

10.21b	First Amendment to Purchased Services Agreement for a Gamma Knife Perfexion Unit dated June 11, 2009 between GK Financing, LLC and Kettering Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (34)

10.21c	Second Amendment to Purchased Services Agreement for a Gamma Knife Perfexion Unit dated February 27, 2014 between GK Financing, LLC and Kettering Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (51)

10.22	Lease Agreement for a Gamma Knife Unit dated as of October 5, 1999 between GK Financing, LLC and New England Medical Center Hospitals, Inc. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (9)

10.22a	Addendum to Lease Agreement for a Gamma Knife unit effective April 1, 2005 between GK Financing, LLC and New England Medical Center Hospitals, Inc. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (24)

10.22b	Lease Agreement for a Gamma Knife Unit (Perfexion Upgrade) effective July 30, 2013 between GK Financing, LLC and Tufts Medical Center, Inc. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (48)

10.23	Equipment Lease Agreement dated as of October 29, 1999 between GK Financing, LLC and the Board of Trustees of the University of Arkansas on behalf of The University of Arkansas for Medical Sciences. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (9)

10.23a	Amendment to Lease Agreement effective as of September 15, 2005 between GK Financing, LLC and the Board of Trustees of the University of Arkansas on behalf of The University of Arkansas for Medical Sciences. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (26)

10.23b	Amendment to Lease Agreement effective as of October 31, 2007 between GK Financing, LLC and the Board of Trustees of the University of Arkansas on behalf of The University of Arkansas for Medical Sciences. (32)

10.23c	Amendment Three to Lease Agreement effective as of June 11, 2010 between GK Financing, LLC and the Board of Trustees of the University of Arkansas on behalf of The University of Arkansas for Medical Sciences. (36)

10.24	First Amendment to Lease Agreement for a Gamma Knife Unit effective as of August 2, 2000 between GK Financing, LLC and Tenet HealthSystems Hospitals, Inc. (formerly known as NME Hospitals, Inc.) dba USC University Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (9)

10.25	Addendum Two, dated as of October 1, 2000, to Lease Agreement for a Gamma Knife Unit dated as of October 31, 1996 between Hoag Memorial Hospital Presbyterian and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (10)

10.26	Lease Agreement for a Gamma Knife Unit dated as of May 28, 2000 between Froedtert Memorial Lutheran Hospital and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (10)

10.26a	First Amendment to Lease Agreement for a Gamma Knife Unit dated as of December 28, 2009 between Froedtert Memorial Lutheran Hospital and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (35)

10.26b	Second Amendment to Lease Agreement for a Gamma Knife Unit dated as of May 16, 2013 between GK Financing, LLC and Froedtert Memorial Lutheran Hospital, Inc. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (46)

10.26c	Third Amendment to Lease Agreement for a Gamma Knife Unit dated as of December 15, 2014 between GK Financing, LLC and Froedtert Memorial Lutheran Hospital, Inc. (51)

10.27	Addendum dated June 24, 2000 to Lease Agreement for a Gamma Knife Unit dated as of May 28, 2000 between Froedtert Memorial Lutheran Hospital and GK Financing, LLC. (10)

10.28	Amendment dated July 12, 2000 to Lease Agreement for a Gamma Knife Unit dated May 28, 2000 between Froedtert Memorial Lutheran Hospital and GK Financing, LLC. (10)

10.29	Amendment dated August 24, 2000 to Lease Agreement for a Gamma Knife Unit dated May 28, 2000 between Froedtert Memorial Lutheran Hospital and GK Financing, LLC. (10)

10.30	Lease Agreement for a Gamma Knife Unit dated as of December 11, 1996 between The Community Hospital Group, Inc. dba JFK Medical Center and GK Financing, LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (11)

10.30a	Addendum One to Lease Agreement for a Gamma Knife Unit dated January 9, 2008 between GK Financing, LLC and The Community Hospital Group, Inc. dba JFK Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks). (33)

10.30b	Addendum Two to Lease Agreement for a Gamma Knife Unit dated January 9, 2008 between GK Financing, LLC and The Community Hospital Group, Inc. dba JFK Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks). (33)

10.31	Lease Agreement for a Gamma Knife Unit dated as of June 3, 1999 between GK Financing, LLC and Sunrise Hospital and Medical Center, LLC dba Sunrise Hospital and Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (12)

10.32	Addendum to Lease Agreement for a Gamma Knife Unit dated as of June 3, 1999 between GK Financing, LLC and Sunrise Hospital and Medical Center, LLC dba Sunrise Hospital and Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (12)

10.33	Lease Agreement for a Gamma Knife Unit dated as of November 1, 1999 between GK Financing, LLC and Jackson HMA, Inc. dba Central Mississippi Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (13)

10.34	Addendum to Lease Agreement for a Gamma Knife Unit dated as of November 1, 1999 between GK Financing, LLC and Jackson HMA, Inc. dba Central Mississippi Medical Center. (13)

10.35	Lease Agreement for a Gamma Knife Unit dated as of February 18, 2000 between GK Financing, LLC and OSF HealthCare System. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (13)

10.35a	Addendum to Lease Agreement for a Gamma Knife Unit effective April 13, 2007, between GK Financing, LLC and OSF HealthCare System. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (30)

10.35b	Addendum Two to Lease Agreement for a Gamma Knife Unit effective October 31, 2012 between GK Financing, LLC and OSF Healthcare System. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (46)

10.36	American Shared Hospital Services 2001 Stock Option Plan. (14)

10.37	Amendment Number Three to Lease Agreement for a Gamma Knife Unit dated as of June 22, 2001 between GK Financing, LLC and The Regents of the University of California. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (15)

10.38	Addendum Three to Lease Agreement for a Gamma Knife Unit dated as of October 1, 2000 between GK Financing, LLC and Hoag Memorial Hospital Presbyterian. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (15)

10.39	Lease Agreement for a Gamma Knife Unit dated as of July 18, 2001 between GK Financing, LLC and Bayfront Medical Center, Inc.. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (16)

10.40	Lease Agreement for a Gamma Knife Unit dated as of September 13, 2001 between GK Financing, LLC and Mercy Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (17)

10.41	Addendum Number One to Contract dated September 13, 2001 between GK Financing, LLC and Mercy Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (17)

10.42	Lease Agreement for a Gamma Knife Unit dated as of May 22, 2002 between GK Financing, LLC and The Johns Hopkins Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (18)

10.43	Lease Agreement for a Gamma Knife Unit dated as of July 11, 2002 between GK Financing, LLC and Southern Baptist Hospital of Florida, Inc. D/B/A Baptist Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (19)

10.43a	First Amendment to Lease Agreement for a Gamma Knife Unit dated as of June 30, 2011 between GK Financing, LLC and Southern Baptist Hospital of Florida, Inc. (40)

10.44	Lease Agreement for a Gamma Knife Unit dated as of February 13, 2003 between GK Financing, LLC and AHS Albuquerque Regional Medical Center LLC. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (20)

10.45	Lease Agreement for a Gamma Knife Unit dated as of May 28, 2003 between GK Financing, LLC and Lehigh Valley Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (21)

10.45a	First Amendment to Lease Agreement for a Gamma Knife Unit dated November 2006 between GK Financing, LLC and Lehigh Valley Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (28)

10.45b	Second Amendment to Lease Agreement for a Gamma Knife Unit dated effective as of March 2, 2011 between GK Financing, LLC and Lehigh Valley Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks). (42)

10.45c	Third Amendment to Lease Agreement for a Gamma Knife Unit dated effective as of March 2, 2011 between GK Financing, LLC and Lehigh Valley Hospital. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks). (42)

10.46	Lease Agreement for a Gamma Knife Unit dated as of March 21, 2003 between GK Financing, LLC and Northern Westchester Hospital Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (23)

10.46a	Amendment to Equipment Lease Agreement (Perfexion Upgrade) effective as of June 8, 2012 between GK Financing, LLC and Northern Westchester Hospital Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (46)

10.47	Amendment Four to Lease Agreement for a Gamma Knife Unit effective as of December 1, 2002 between GK Financing, LLC and Hoag Memorial Hospital Presbyterian. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (23)

10.48	Line of credit agreement between American Shared Hospital Services and Bank of America dated July 1, 2004 and related amendments No. 1 and No. 2 dated June 23, 2005. (23)

10.48a	Loan Agreement between American Shared Hospital Services and Bank of America (dated as of September 30, 2011). (49)

10.48b	Amendment No. 1 to Loan Agreement between American Shared Hospital Services and Bank of America (dated as of August 31, 2012). (49)

10.48c	Amendment No. 2 to Loan Agreement between American Shared Hospital Services and Bank of America (dated as of September 20, 2013). (49)

10.48d	Waiver and Amendment No. 3 to Loan Agreement between American Shared Hospital Services and Bank of America (dated August 8, 2014). (49)

10.49	Lease Agreement for a Gamma Knife Unit dated as of May 28, 2004 between GK Financing, LLC and Mercy Health Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (24)

10.49a	Addendum One to Lease Agreement for a Gamma Knife Unit dated effective as of December 23, 2011 between GK Financing, LLC and Mercy Health Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (44)

10.50	Lease Agreement for a Gamma Knife Unit dated as of August 7, 2003 between GK Financing, LLC and Baptist Hospital of East Tennessee. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (26)

10.50a	Amendment No. 1 to Lease Agreement for a Gamma Knife Unit dated as of May 28, 2004 between GK Financing, LLC and Baptist Hospital of East Tennessee. (26)

10.51	Addendum Two to Lease Agreement for a Gamma Knife Unit dated as of November 6, 2006 between GK Financing, LLC and Jackson HMA, Inc. d/b/a Central Mississippi Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (28)

10.52	Amendment dated as of October 18, 2006 to the GK Financing, LLC Operating Agreement, dated as of October 17, 1995. (28)

10.53	Addendum Two to Lease Agreement for a Gamma Knife Unit effective January 17, 2007 between GK Financing, LLC and Sunrise Hospital Medical Center, LLC d/b/a Sunrise Hospital Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (29)

10.54	Amendment Five to Lease Agreement for a Gamma Knife Unit effective May 9, 2007 between GK Financing, LLC and The Regents of the University of California. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (30)

10.55	Addendum Two to Lease Agreement for a Gamma Knife Unit effective June 20, 2007 between GK Financing, LLC and The Regents of the University of California. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (30)

10.56	Agreement to Purchase Gamma Knife Perfexion Unit effective May 7, 2007 between GK Financing, LLC and The Regents of the University of California. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (30)

10.57	Purchased Services Agreement for a Gamma Knife Perfexion Unit dated as of March 5, 2008 between GK Financing, LLC and USC University Hospital, Inc. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks). (33)

10.57a	First Amendment to Purchased Services Agreement for a Gamma Knife Perfexion Unit dated as of April 1, 2009 between GK Financing, LLC and USC University Hospital, Inc. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks). (34)

10.57b	Second Amendment to Purchased Services Agreement dated effected as of October 1, 2013 between GK Financing, LLC and University of Southern California (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks). (49)

10.58	Addendum Three to Lease Agreement for a Gamma Knife Unit effective as of June 20, 2007 between GK Financing, LLC and Sunrise Hospital and Medical Center, LLC dba Sunrise Hospital and Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (37)

10.59	Addendum Four to Lease Agreement for a Gamma Knife Unit effective as of February 8, 2010 between GK Financing, LLC and Sunrise Hospital and Medical Center, LLC dba Sunrise Hospital and Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (37)

10.60	Lease Agreement for a Gamma Knife Unit dated as of May 1, 2010 between GK Financing, LLC and Fort Sanders Regional Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (39)

10.61	Purchase and License Agreement for a Gamma Knife Unit and Axesse System dated as of August 25, 2010 between Elekta Instrument AB and Baskent University, Adana, Turkey. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (40)

10.61a	Assignment Agreement from Elekta Instrument AB to EWRS Tibbi Cihazlar Ticaret Limited Sirketi dated March 11, 2011, for Purchase and License Agreement between Elekta Instrument AB and Baskent University. (40)

10.62	Lease Agreement for a Gamma Knife Unit effective as of April 8, 2011 between GK Financing, LLC and Lovelace Health System, Inc., d/b/a Lovelace Medical Center. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (41)

10.62a	Assignment and Assumption of Purchase and License Agreement with Elekta, Inc., from GK Financing, LLC to Albuquerque Gamma Knife Equipment, LLC dated February 2, 2011. (40)

10.63	Purchased Services Agreement for a Gamma Knife Perfexion Unit effective as of August 5, 2011 between Jacksonville GK Equipment, LLC and St. Vincent’s Medical Center, Inc. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks). (43)

10.63a	First Amendment to Purchased Services Agreement for a Gamma Knife Perfexion Unit effective as of October 10, 2011 between Jacksonville GK Equipment, LLC and St. Vincent’s Medical Center, Inc. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks). (43)

10.64	Lease Agreement for a Gamma Knife Unit entered into on November 16, 2011 between EWRS TIBBİ CİHAZLAR LTD. TURKEY, and FLORENCE NIGHTINGALE HASTANESİ A.Ş., a Turkish corporation. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (44)

10.65	Leksell Gamma Knife Perfexion Purchased Services Agreement entered into on January 19, 2012 between GK Financing, LLC and Sacred Heart Health System, Inc. (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (45)

10.66	Addendum Five to Lease Agreement for a Gamma Knife Unit effective as of May 18, 2012 between GK Financing, LLC and Sunrise Hospital and Medical Center, LLC (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (47)

10.67	Purchased Services Agreement for a Gamma Knife Perfexion Unit dated as of March 27, 2014 between GK Financing, LLC and PeaceHealth doing business through its operating division PeaceHealth Sacred Heart Medical Center at RiverBend (Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.) (51)

21.	Subsidiaries of American Shared Hospital Services.

23.1	Consent of Independent Registered Public Accounting Firm.

31.a & b	Rule 13a-14(a)/15d-14(a) Certifications.

32.	Section 1350 Certifications (furnished and not to be considered filed as part of the Form 10-K).

101.	The following materials from the Annual Report on Form 10-K for American Shared Hospital Services for the year ended December 31, 2013, filed on March 31, 2014, formatted in XBRL: Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012; Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011; Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011; Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011; Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and Notes to the Consolidated Financial Statements, detail tagged.

(1)	These documents were filed as Exhibits 2.1 and 10.13b, respectively, to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, which is incorporated herein by this reference.

(2)	This document was filed as Exhibit 3.1 to registrant’s Registration Statement on Form S-2 (Registration No. 33-23416), which is incorporated herein by this reference.

(3)	These documents were filed as Exhibits 3.2, 4.6 and 4.8, respectively, to registrant’s Registration Statement on Form S-1 (Registration No. 33-63721) filed on October 26, 1995, which is incorporated herein by this reference.

(4)	These documents were filed as Exhibits 10.24 and 10.35, respectively, to registrant’s Registration Statement on Form S-2 (Registration No. 33-23416), which is incorporated herein by this reference.

(5)	This document was filed as Exhibit A to registrant's Proxy Statement, filed on August 31, 1995, which is incorporated herein by this reference.

(6)	This document was filed as Exhibit B to registrant's Proxy Statement, filed on August 31, 1995, which is incorporated herein by this reference.

(7)	These documents were filed as Exhibits 4.14 and 10.13, respectively, to the registrant’s Pre-Effective Amendment No. 1 to registrant’s Registration Statement on Form S-1 (Registration No. 33-63721) filed on March 29, 1996, which is incorporated herein by this reference.

(8)	These documents were filed as Exhibits 10.8, 10.9, 10.10, 10.11a, 10.11c, 10.11d, 10.12, 10.14, 10.15, 10.16, 10.17, 10.18 and 10.19, respectively, to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, which is incorporated herein by this reference.

(9)	These documents were filed as Exhibits 10.20, 10.21, 10.22, 10.23, and 10.24, respectively, to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, which is incorporated herein by this reference.

(10)	These documents were filed as Exhibits 10.25, 10.26, 10.27, 10.28 and 10.29, respectively, to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, which is incorporated herein by this reference.

(11)	This document was filed as Exhibit 10.30 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, which is incorporated herein by this reference.

(12)	These documents were filed as Exhibits 10.31 and 10.32, respectively, to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, which is incorporated herein by this reference.

(13)	These documents were filed as Exhibits 10.33, 10.34 and 10.35, respectively, to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, which is incorporated herein by this reference.

(14)	This document was filed as Exhibit 10.36 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, which is incorporated herein by this reference.

(15)	These documents were filed as Exhibits 10.37 and 10.38 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, which is incorporated herein by this reference.

(16)	This document was filed as Exhibit 10.39 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, which is incorporated herein by this reference.

(17)	These documents were filed as Exhibits 10.40 and 10.41, respectively, to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, which is incorporated herein by this reference.

(18)	This document was filed as Exhibit 10.42 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, which is incorporated herein by this reference.

(19)	This document was filed as Exhibit 10.43 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, which is incorporated herein by this reference.

(20)	This document was filed as Exhibit 10.44 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, which is incorporated herein by this reference.

(21)	This document was filed as Exhibit 10.45 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, which is incorporated herein by this reference.

(22)	This document was filed as Exhibit 10.18a to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, which is incorporated herein by this reference.

(23)	These documents were filed as Exhibits 10.46, 10.47 and 10.48, respectively, to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, which is incorporated herein by this reference.

(24)	These documents were filed as Exhibits 10.22a and 10.49, respectively, to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, which is incorporated herein by this reference.

(25)	This document was filed as Exhibit 4 to the registrant’s Current Report on Form 8-K filed on April 1, 1999, which is incorporated herein by this reference.

(26)	These documents were filed as Exhibits 10.23a, 10.50 and 10.50a, respectively, to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which is incorporated herein by this reference.

(27)	This document was filed as Exhibit 10.19a to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, which is incorporated herein by this reference.

(28)	These documents were filed as Exhibits 10.45a, 10.51 and 10.52, respectively, to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which is incorporated herein by this reference.

(29)	This document was filed as Exhibit 10.53 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, which is incorporated herein by this reference.

(30)	These documents were filed as Exhibits 10.35a, 10.54, 10.55 and 10.56, respectively, to the registrant’s Quarterly Report on Form 10-Q for the fiscal year ended June 30, 2007, which is incorporated herein by this reference.

(31)	This document was filed as Exhibit 10.19b to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, which is incorporated herein by this reference.

(32)	This document was filed as Exhibit 10.23b to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which is incorporated herein by this reference.

(33)	These documents were filed as Exhibits 10.30a, 10.30b and 10.57, respectively, to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, which is incorporated herein by this reference.

(34)	These documents were filed as Exhibits 10.21a, 10.21b and 10.57a, respectively, to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, which is incorporated herein by this reference.

(35)	This document was filed as Exhibit 10.26a to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, which is incorporated herein by this reference.

(36)	This document was filed as Exhibit 10.23c to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, which is incorporated herein by this reference.

(37)	These documents were filed as Exhibits 10.19c, 10.58 and 10.59, respectively, to the registrant’s Quarterly Report on Form 10-Q /A for the quarterly period ended June 30, 2010, which is incorporated herein by this reference.

(38)	This document was filed as Exhibit 10.18b to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, which is incorporated herein by this reference.

(39)	This document was filed as Exhibit 10.60 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, which is incorporated herein by this reference.

(40)	These documents were filed as Exhibits 10.43a, 10.61, 10.61a and 10.62a to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, which is incorporated herein by this reference.

(41)	These documents were filed as Exhibits 10.62 to the registrant’s Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2011, which is incorporated herein by this reference.

(42)	These documents were filed as Exhibits 10.45b and 10.45c to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, which is incorporated herein by this reference.

(43)	These documents were filed as Exhibits 10.63 and 10.63a to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which is incorporated herein by this reference.

(44)	These documents were filed as Exhibits 10.49a and 10.64 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, which is incorporated herein by this reference.

(45)	This document was filed as Exhibit 10.65 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, which is incorporated herein by this reference.

(46)	These documents were filed as Exhibits 10.26b, 10.35b, and 10.46a to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, which are incorporated herein by this reference.

(47)	This document was filed as Exhibit 10.66 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, which is incorporated herein by this reference.

(48)	This document was filed as Exhibit 10.22b to the registrants Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which is incorporated herein by this reference.

(49)	These documents were filed as Exhibits, 10.48a, 10.48b, 10.48c, 10.48d, and 10.57b to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, which is incorporated herein by this reference.

(50)	This document was filed as Exhibit 10.19c to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, which is incorporated herein by this reference.

(51)	These documents were filed as Exhibits 10.21c, 10.26c, and 10.67 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SHARED HOSPITAL SERVICES
(Registrant)

March 31, 2015	By:	/s/ Ernest A. Bates, M.D.
Ernest A. Bates, M.D.
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ernest A. Bates	Chairman of the Board and	March 31, 2015
Ernest A. Bates, M.D.	Chief Executive Officer
(Principal Executive Officer)

/s/ David A. Larson	Director	March 31, 2015
David A. Larson, M.D.

/s/ S. Mert Ozyurek	Director	March 31, 2015
S. Mert Ozyurek

/s/ John F. Ruffle	Director	March 31, 2015
John F. Ruffle

/s/ Raymond C. Stachowiak	Director	March 31, 2015
Raymond C. Stachowiak

/s/ Stanley S. Trotman, Jr.	Director	March 31, 2015
Stanley S. Trotman, Jr.

/s/ Craig K. Tagawa	Chief Operating Officer and	March 31, 2015
Craig K. Tagawa	Chief Financial Officer
(Principal Accounting Officer)

AMERICAN SHARED HOSPITAL SERVICES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

and

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 and 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

American Shared Hospital Services

We have audited the accompanying consolidated balance sheets of American Shared Hospital Services and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Shared Hospital Services and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accepted accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

San Francisco, California

March 31, 2015

1

American Shared Hospital Services
Consolidated Balance Sheets

	DECEMBER 31,
	2014	2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,059,000	$1,909,000
Restricted cash	50,000	50,000
Certificate of deposit	9,000,000	-
Trade accounts receivable, net of allowance for doubtful accounts of $100,000 in 2014 and 2013	3,192,000	4,522,000
Other receivables	131,000	143,000
Prepaid expenses and other current assets	448,000	740,000
Current deferred tax assets	367,000	342,000

Total current assets	14,247,000	7,706,000

PROPERTY AND EQUIPMENT, net	50,036,000	51,381,000

CERTIFICATE OF DEPOSIT	-	9,000,000
INVESTMENT IN EQUITY SECURITIES	2,709,000	2,701,000
OTHER ASSETS	536,000	954,000

TOTAL ASSETS	$67,528,000	$71,742,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$421,000	$572,000
Employee compensation and benefits	179,000	204,000
Other accrued liabilities	763,000	2,238,000
Current portion of long-term debt	2,005,000	4,804,000
Current portion of capital leases	4,103,000	3,967,000
Advances on line of credit	8,780,000	-

Total current liabilities	16,251,000	11,785,000

LONG-TERM DEBT, less current portion	8,586,000	10,740,000
LONG-TERM CAPITAL LEASES, less current portion	12,190,000	12,950,000
ADVANCES ON LINE OF CREDIT	-	8,840,000
DEFERRED REVENUE, less current portion	874,000	-
DEFERRED INCOME TAXES	3,473,000	3,372,000
COMMITMENTS AND CONTINGENCIES (See Note 12)

SHAREHOLDERS’ EQUITY
Common stock, no par value
Authorized – 10,000,000 shares; Issued and outstanding shares – 5,361,000 in 2014 and 4,609,000 in 2013	10,376,000	8,578,000
Additional paid-in capital	5,508,000	4,990,000
Accumulated other comprehensive loss	-	(442,000)
Retained earnings	5,542,000	6,494,000

Total equity- American Shared Hospital Services	21,426,000	19,620,000
Non-controlling interests in subsidiaries	4,728,000	4,435,000

Total shareholders’ equity	26,154,000	24,055,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$67,528,000	$71,742,000

See accompanying notes	2

American Shared Hospital Services
Consolidated Statement of Operations

	YEARS ENDED DECEMBER 31,
	2014	2013	2012
Revenue:
Medical services	$15,417,000	$17,584,000	$17,048,000
	15,417,000	17,584,000	17,048,000

Costs of revenue:
Maintenance and supplies	1,691,000	1,791,000	1,529,000
Depreciation and amortization	6,171,000	6,309,000	5,965,000
Other direct operating costs	2,276,000	2,540,000	2,624,000
	10,138,000	10,640,000	10,118,000

Gross margin	5,279,000	6,944,000	6,930,000

Selling and administrative expense	3,630,000	4,025,000	4,045,000
Interest expense	1,699,000	1,799,000	2,155,000

Operating (loss) income	(50,000)	1,120,000	730,000

(Loss) on sale of subsidiary	(572,000)	-	-
Gain (loss) foreign currency transactions	161,000	(1,174,000)	132,000
Interest and other income	28,000	25,000	58,000

(Loss) income before income taxes	(433,000)	(29,000)	920,000
Income tax expense	129,000	84,000	107,000

Net (loss) income	(562,000)	(113,000)	813,000
Less: net income attributable to non-controlling interests	(390,000)	(199,000)	(775,000)

Net (loss) income attributable to American Shared Hospital Services	$(952,000)	$(312,000)	$38,000

Net (loss) income per share attributable to American Shared Hospital Services:
(Loss) earnings per common share- basic	$(0.19)	$(0.07)	$0.01

(Loss) earnings per common share- diluted	$(0.19)	$(0.07)	$0.01

See accompanying notes	3

American Shared Hospital Services
Consolidated Statements of Comprehensive Income (Loss)

	YEARS ENDED DECEMBER 31,
	2014	2013	2012

Net (loss) income attributable to American Shared Hospital Services	$(952,000)	$(312,000)	$38,000

Other comprehensive income (loss):
Foreign currency translation adjustments	779,000	(142,000)	(637,000)

Total comprehensive (loss)	(173,000)	(454,000)	(599,000)
Less comprehensive (loss) attributable to the non-controlling interest	337,000	(57,000)	(280,000)

Comprehensive income (loss) attributable to American Shared Hospital Services	$(510,000)	$(397,000)	$(319,000)

See accompanying notes	4

American Shared Hospital Services
Consolidated Statement of Shareholders’ Equity

	THREE YEARS ENDED DECEMBER 31, 2014

				Accumulated
			Additional	Other			Non-controlling
	Common	Common	Paid-in	Comprehensive	Retained	Sub-Total	Interests in
	Shares	Stock	Capital	(Loss) Income	Earnings	ASHS	Subsidiaries	Total

Balances at January 1, 2012	4,611,000	$8,606,000	$4,828,000	-	$6,768,000	$20,202,000	$4,969,000	$25,171,000

Repurchase of common stock	(9,000)	(28,000)	-	-	-	(28,000)	-	(28,000)

Stock based compensation expense	4,000	-	74,000	-	-	74,000	-	74,000

Non-controlling interest investment in subsidiaries	-	-	-	-	-	-	217,000	217,000

Cumulative translation adjustment	-	-	-	(357,000)	-	(357,000)	(280,000)	(637,000)

Cash distributions to non-controlling interest	-	-	-	-	-	-	(780,000)	(780,000)

Net income	-	-	-	-	38,000	38,000	775,000	813,000

Balances at December 31, 2012	4,606,000	8,578,000	4,902,000	(357,000)	6,806,000	19,929,000	4,901,000	24,830,000

Stock based compensation expense	3,000	-	88,000	-	-	88,000	-	88,000

Non-controlling interest investment in subsidiaries	-	-	-	-	-	-	184,000	184,000

Cumulative translation adjustment	-	-	-	(85,000)	-	(85,000)	(57,000)	(142,000)

Cash distributions to non-controlling interest	-	-	-	-	-	-	(792,000)	(792,000)

Net (loss) income	-	-	-	-	(312,000)	(312,000)	199,000	(113,000)

Balances at December 31, 2013	4,609,000	8,578,000	4,990,000	(442,000)	6,494,000	19,620,000	4,435,000	24,055,000

Repurchase of common stock	(1,000)	(2,000)	-	-	-	(2,000)	-	(2,000)

Stock based compensation expense	3,000	-	373,000	-	-	373,000	-	373,000

Private placement common stock	750,000	1,800,000	-	-	-	1,800,000	-	1,800,000

Fair value of warrants issued with promissory notes	-	-	145,000	-	-	145,000	-	145,000

Non-controlling interest investment in subsidiaries	-	-	-	-	-	-	517,000	517,000

Cash distributions to non-controlling interests	-	-	-	-	-	-	(951,000)	(951,000)

Cumulative translation adjustment	-	-	-	442,000	-	442,000	337,000	779,000

Net (loss) income	-	-	-	-	(952,000)	(952,000)	390,000	(562,000)

Balances at December 31, 2014	5,361,000	$10,376,000	$5,508,000	$-	$5,542,000	$21,426,000	$4,728,000	$26,154,000

5	See accompanying notes

American Shared Hospital Services
Consolidated Statements of Cash Flows

	YEARS ENDED DECEMBER 31,
	2014	2013	2012

OPERATING ACTIVITIES
Net (loss) income	$(562,000)	$(113,000)	$813,000
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	6,383,000	6,410,000	6,096,000
(Gain) loss on disposal of assets	(1,000)	20,000	3,000
Loss on sale of subsidiary	572,000	-	-
Deferred income tax	76,000	59,000	25,000
(Gain) loss on foreign currency transactions	(161,000)	1,174,000	(132,000)
Stock-based compensation expense	138,000	88,000	74,000
Other non-cash items	107,000	-	-
Changes in operating assets and liabilities:
Receivables	1,069,000	(643,000)	655,000
Prepaid expenses and other assets	11,000	58,000	(316,000)
Accounts payable and accrued liabilities	(859,000)	1,023,000	(349,000)

Net cash from operating activities	6,773,000	8,076,000	6,869,000

INVESTING ACTIVITIES
Payment for purchase of property and equipment	(5,212,000)	(1,710,000)	(6,634,000)
Investment in equity securities	(8,000)	(14,000)	(31,000)
Proceeds from sale of subsidiary	768,000	-	-

Net cash used in investing activities	(4,452,000)	(1,724,000)	(6,665,000)

FINANCING ACTIVITIES
Principal payments on long-term debt	(3,263,000)	(3,523,000)	(6,818,000)
Principal payments on capital leases	(4,429,000)	(3,476,000)	(3,732,000)
Proceeds from long-term debt financing on property and equipment	2,625,000	1,298,000	9,219,000
Advances on line of credit	1,140,000	369,000	1,300,000
Payments on line of credit	(1,200,000)	(79,000)	(600,000)
Capital contributions from non-controlling interests	117,000	184,000	217,000
Distributions to non-controlling interests	(951,000)	(792,000)	(780,000)
Private placements of common stock	1,800,000	-	-
Common stock repurchase	(2,000)	-	(28,000)
Proceeds from promissory notes	1,000,000	-	-

Net cash used in financing activities	(3,163,000)	(6,019,000)	(1,222,000)

Net change in cash and cash equivalents	(842,000)	333,000	(1,018,000)

Effect of changes in foreign exchange rates on cash	(8,000)	12,000	2,000

CASH AND CASH EQUIVALENTS, beginning of year	1,909,000	1,564,000	2,580,000

CASH AND CASH EQUIVALENTS, end of year	$1,059,000	$1,909,000	$1,564,000

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$2,070,000	$2,116,000	$2,352,000
Cash paid for income taxes	$41,000	$44,000	$158,000

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of equipment with capital lease financing	$3,709,000	$3,478,000	$264,000
Warrants issued with promissory notes	$145,000	$-	$-
Nonmonetary equipment trade-in	$700,000	$-	$-

Equipment relieved in sale of subsidiary	$(4,921,000)	$-	$-
Other assets relieved in sale of subsidiary	$(826,000)	$-	$-
Debt relieved in sale of subsidiary	$5,181,000	$-	$-
Other liabilities relieved in sale of subsidiary	$14,000	$-	$-
Net equity relieved in sale of subsidiary	$1,351,000	$-	$-
OCI released to net income in sale of subsidiary	$(779,000)	$-	$-
Investment released to net income in sale of subsidiary	$(1,360,000)	$-	$-

6	See accompanying notes

American Shared Hospital Services
Notes to Consolidated Financial Statements

Note 1 – Business and Basis of Presentation

Business – These financial statements include the accounts of American Shared Hospital Services (the “Company”) and its subsidiaries as follows: The Company wholly-owns the subsidiaries OR21, Inc. (“OR21”); MedLeader.com, Inc. (“MedLeader”), and American Shared Radiosurgery Services (“ASRS”). The Company is also the majority owner of Long Beach Equipment, LLC (“LBE”). ASRS is the majority-owner of GK Financing, LLC (“GKF”) which wholly-owns the subsidiaries GK Financing U.K., Limited (“GKUK”), and Instituto de Gamma Knife del Pacifico S.A.C. (“GKPeru”). GKF is also the majority-owner of the subsidiaries Albuquerque GK Equipment, LLC (“AGKE”), Jacksonville GK Equipment, LLC (“JGKE”) and EWRS, LLC (“EWRS”), which, prior to its sale in June 2014, wholly-owned the subsidiary, EWRS Tibbi Cihazlar Ticaret Ltd Sti (“EWRS Turkey”).

The Company (through ASRS) and Elekta AB, the manufacturer of the Gamma Knife (through its wholly-owned United States subsidiary, GKV Investments, Inc.), entered into an operating agreement and formed GK Financing, LLC. During 2014 GKF provided Gamma Knife units to eighteen medical centers in the United States in the states of Arkansas, California, Connecticut, Florida, Illinois, Massachusetts, Mississippi, Nevada, New Jersey, New Mexico, New York, Tennessee, Oklahoma, Ohio, Texas, Washington and Wisconsin, and two medical centers in Turkey, in the cities of Adana and Istanbul.

The Company also provided radiation therapy and related equipment directly to a medical center in Massachusetts and one in Adana, Turkey during 2014.

The Company has formed the subsidiaries GKUK, GKPeru, EWRS, EWRS Turkey, for the purposes of expanding its business internationally into the United Kingdom, Peru and Turkey; LBE to provide proton beam therapy services in Long Beach, California; and AGKE and JGKE to provide Gamma Knife services in Albuquerque, New Mexico and Jacksonville, Florida. AGKE and EWRS Turkey began operation in the second quarter 2011 and JGKE began operation in the fourth quarter 2011. GKPeru is expected to begin operation in 2015. GKUK is inactive and LBE is not expected to generate revenue in the next two years. The Company sold EWRS Turkey on June 10, 2014.

OR21 will provide the product “The Operating Room for the 21st CenturySM”, which is currently under development.

MedLeader was formed to provide continuing medical education online and through videos for doctors, nurses and other healthcare workers. This subsidiary is not operational at this time.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2 – Accounting Policies

Use of estimates in the preparation of financial statements – In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates reflected in the Company’s consolidated financial statements include the allowance for doubtful accounts, estimated useful lives of fixed assets and its salvage values, revenues and costs of sales for turn-key and revenue sharing arrangements, and the carrying value of its Mevion investment.  Actual results could differ from those estimates.

Advertising costs – The Company expenses advertising costs as incurred. Advertising costs were $155,000, $119,000, and $103,000 during the years ended December 31, 2014, 2013, and 2012, respectively. Advertising costs are recorded in other direct operating costs and sales and administrative costs in the consolidated statements of operations.

American Shared Hospital Services
Notes to Consolidated Financial Statements

Note 2 – Accounting Policies (continued

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

All of the Company’s revenue was provided by twenty and nineteen customers in 2014 and 2013, and these customers constitute accounts receivable at December 31, 2014 and 2013, respectively. The Company performs credit evaluations of its customers and generally does not require collateral. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in any particular geographic area.

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

Non-controlling interests - The Company reports its non-controlling interests as a separate component of shareholders’ equity. The Company also presents the consolidated net income and the portion of the consolidated net income and other comprehensive income allocable to the non-controlling interests and to the shareholders of the Company separately in its consolidated statements of operations and comprehensive income (loss).

Property and equipment – Property and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, which for medical and office equipment is generally 3 – 15 years, and after accounting for salvage value on the equipment where indicated. Salvage value is based on the estimated fair value of the equipment at the end of its useful life. The Company capitalized interest of $371,000, $390,000, and $196,000 in 2014, 2013, and 2012, respectively, as costs of medical equipment.

The Company leases Gamma Knife and radiation therapy equipment to its customers under arrangements typically accounted for as operating leases. At December 31, 2014, the Company held equipment under operating lease contracts with customers with an original cost of $82,151,000 and accumulated depreciation of $46,138,000. At December 31, 2013, the Company held equipment under operating lease contracts with customers with an original cost of $86,712,000 and accumulated depreciation of $43,805,000.

Certificate of deposit – As of December 31, 2014 and 2013, the Company had a $9,000,000 investment in a certificate of deposit with a bank. On January 2, 2015 proceeds from the certificate of deposit were used to pay-off the Company’s line of credit agreement with the same bank who issued the certificate of deposit.

Investment in equity securities – As of December 31, 2014 the Company had common stock representing an approximate 0.77% interest in Mevion Medical Systems, Inc. (“Mevion”), and accounts for this investment under the cost method. The cost of the Company’s investment in Mevion was $2,709,000 and $2,701,000 as of December 31, 2014 and December 31, 2013, respectively. The Company reviews its investment in Mevion for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value of the investment may not be recoverable. See Note 4 – Investment in Equity Securities for further discussion.

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

The estimated fair value of the Company’s assets and liabilities as of December 31, 2014 and December 31, 2013 were as follows (in thousands):

	Level 1	Level 2	Level 3	Total	Carrying Value
December 31, 2014

Assets:
Cash, cash equivalents, restricted cash	$1,109	$-	$-	$1,109	$1,109
Certificate of deposit	9,000	-		9,000	9,000
Investment in equity securities	-	-	330	330	2,709
Total	$10,109	$-	$330	$10,439	$12,818

Liabilities
Advances on line of credit	8,780	-	-	8,780	8,780
Debt obligations	-	10,658	-	10,658	10,591
Total	$8,780	$10,658	$-	$19,438	$19,371

December 31, 2013

Assets:
Cash, cash equivalents, restricted cash	$1,959	$-	$-	$1,959	$1,959
Certificate of deposit	9,000	-	-	9,000	9,000
Investment in equity securities	-	-	300	300	2,701
Total	$10,959	$-	$300	$11,259	$13,660

Liabilities
Advances on line of credit	8,840	-	-	8,840	8,840
Debt obligations	-	15,082	-	15,082	15,544
Total	$8,840	$15,082	$-	$23,922	$24,384

Revenue recognition - Revenue is recognized when services have been rendered and collectability is reasonably assured, on either a fee per use or revenue sharing basis. As of December 31, 2014, there are no guaranteed minimum payments. The Company’s contracts are typically for a ten year term and are classified as either fee per use or retail. Retail arrangements are further classified as either turn-key or revenue sharing.

Revenue from fee per use contracts is determined by each hospital’s contracted rate. Revenue is recognized at the time the procedures are performed, based on each hospital’s contracted rate. Under revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital. The amount the Company expects to receive is recorded as revenue and estimated based on historical experience. Under turn-key arrangements, the Company receives payment from the hospital in the amount of its reimbursement from third party payors, and the Company is responsible for paying all the operating costs of the Gamma Knife. The Company also records an estimate of net operating profit based on estimated revenues, less estimated operating costs. The gross amount the Company expects to receive is recorded as revenue and estimated based on historical experience and hospital contracts with third party payors. Revenue estimates are reviewed periodically and adjusted as necessary. Revenue recognition is consistent with guidelines provided under the applicable accounting standards for revenue recognition.

American Shared Hospital Services
Notes to Consolidated Financial Statements

Note 2 – Accounting Policies (continued)

Stock-based compensation – The Company measures all stock-based compensation awards at fair value and records such expense in its consolidated financial statements over the requisite service period of the related award. See Note 9 for additional information on the Company’s stock-based compensation programs.

Costs of revenue – The Company's costs of revenue consist primarily of maintenance and supplies, depreciation and amortization, and other operating expenses (such as insurance, property taxes, sales taxes, marketing costs and operating costs from the Company’s retail sites). Costs of revenues are recognized as incurred.

Sales and Marketing – The Company markets its services through its preferred provider status with Elekta and a direct sales effort led by its Vice President of Sales and Business Development and its Chief Operating Officer. The Company’s current business is the outsourcing of stereotactic radiosurgery services and radiation therapy services. The Company typically provides the equipment, as well as planning, installation, reimbursement and marketing support services.

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

Comprehensive income (loss) – Comprehensive income (loss) encompasses all changes in shareholders’ equity other than those arising from transactions with stockholders, and consists of net loss and foreign currency translation adjustments.

Functional currency – Based on guidance provided in accordance with ASC 830, Foreign Currency Matters (“ASC 830”), the Company analyzes its operations outside the United States to determine the functional currency of each operation. Management has determined that these operations are initially accounted for in U.S. dollars since the primary transactions incurred are in U.S. dollars and the Company provides significant funding towards the startup of the operation. When Management determines that an operation has become predominantly self-sufficient, the Company will change its accounting for the operation to the local currency from the U.S. dollar.

The Company determined that the functional currency of its Turkish operation, EWRS Turkey, should change from the U.S. dollar to the Turkish lira effective in the third quarter 2012. Therefore, in accordance with ASC 830, EWRS Turkey’s balance sheet accounts were translated at rates in effect as of August 31, 2012, or other rates in accordance with guidance provided under ASC 830, and accumulated gains and losses and translation differences were recorded in accumulated other comprehensive loss, which is a separate component of shareholders’ equity. Monthly, the Company's balance sheet accounts were translated at rates in effect as of the balance sheet date, and income and expense accounts were translated at the weighted average rates of exchange during the period following the change. Translation adjustments resulting from this process were also recognized under accumulated other comprehensive loss.

Gains and losses from foreign currency transactions and remeasurement are listed in the Company’s consolidated statements of operations. The net foreign currency gain for 2014, prior to the sale of EWRS Turkey, was $161,000 compared to a loss in 2013 of $1,174,000, and a gain of $132,000 in 2012.

Cumulative translation adjustment – Based on guidance provided in accordance with ASU No 2013-05 Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries of Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”), the Company no longer holds a financial interest in EWRS Turkey. As such, the cumulative translation adjustments previously recognized under accumulated other comprehensive income (loss) were released into net income as a component of the loss for the sale of EWRS Turkey in the statement of operations. The total cumulative translation adjustment of $779,000, previously recognized under accumulated other comprehensive income (loss), was included as a component of the loss calculation for the sale of EWRS Turkey, reported in the statement of operations for the year ended 2014.

American Shared Hospital Services
Notes to Consolidated Financial Statements

Note 2 – Accounting Policies (continued)

Discontinued Operations – Based on guidance provided in accordance with ASU No. 2014-08 Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), the Company has analyzed the factors that define a discontinued operation and determined that the sale of EWRS Turkey is considered the sale of a significant component, but does not represent a major shift in the business, and therefore is not a discontinued operation.

Effective May 31, 2014 (with closing occurring June 10, 2014) the Company sold EWRS Turkey for EUR 4.2 million (approximately $6.0M). The proceeds were used to reduce outstanding debt and the excess was cash to the Company of $768,000. Cash transactions were recorded for the time period June 1 to June 10, 2014, the date of closing. The Company recorded a loss on sale of subsidiary of $572,000. The Company is also eligible for an earn-out in fiscal years 2014 and 2015 based on future revenue derived from the units sold to Euromedic. It is not practicable to estimate the revenue from the earn-outs at this time and therefore no amounts have been recorded as of December 31, 2014

Earnings per share – Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the year. The fully vested restricted stock units not issued and outstanding, are also included therein. Diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of options or warrants. The following table illustrates the computations of basic and diluted earnings per share for the years ended December 31, 2014, 2013 and 2012.

	2014	2013	2012

Numerator for basic and diluted (loss) earnings per share	$(952,000)	$(312,000)	$38,000

Denominator:
Denominator for basic (loss) earnings per share – weighted-average shares	5,028,000	4,608,000	4,609,000
Effect of dilutive securities
Employee stock options/restricted stock units	3,000	3,000	3,000

Denominator for diluted (loss) earnings per share – adjusted weighted- average shares	5,031,000	4,611,000	4,612,000

(Loss) earnings per common share- basic	$(0.19)	$(0.07)	$0.01

(Loss) earnings per common share- diluted	$(0.19)	$(0.07)	$0.01

In 2014, options outstanding to purchase 633,000 shares of common stock at an exercise price range of $2.43 - $6.16 per share, and warrants to purchase 200,000 shares of common stock, issued with promissory notes, at an exercise price of $2.20, were not included in the calculation of diluted earnings per share because they would be anti-dilutive.

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

The following table provides a break out of domestic and foreign allocations of medical services revenues and net property and equipment:

	2014	2013	2012

Medical services revenues
Domestic	97%	91%	93%

Foreign	3%	9%	7%

Total	100%	100%	100%

	2014	2013
Property and equipment, net
Domestic	94%	84%

Foreign	6%	16%

Total	100%	100%

Nonmonetary transactions – Based on guidance provided in accordance with ASC No. 845 Nonmonetary Transactions (“ASC 845”), barter transactions with commercial substance are recorded at the estimated fair value of the products exchanged, unless the products received have a more readily determinable estimated fair value. The Company entered into a lease agreement in December 2014 where the lessee exchanged certain medical services equipment for a nominal amount and more beneficial contract terms related to the revenue sharing arrangement. The Company estimated and recorded the fair value of the equipment received and recognized deferred revenue. The fair value of the equipment received during the year ended December 31, 2014 was $700,000.

Long lived asset impairment – The Company assesses the recoverability of its long-lived assets when events or changes in circumstances indicate their carrying value may not be recoverable. Such events or changes in circumstances may include: a significant adverse change in the extent or manner in which a long-lived asset is being used, significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company assesses recoverability of a long-lived asset by determining whether the carrying value of the asset group can be recovered through projected undiscounted cash flows over their remaining lives. If the carrying value of the asset group exceeds the forecasted undiscounted cash flows, an impairment loss is recognized, measured as the amount by which the carrying amount exceeds estimated fair value. An impairment loss is charged to operations in the period in which management determines such impairment. No such impairment has been noted as of December 31, 2014 and 2013.

Out-of-Period Adjustment: During the fourth quarter of 2014, the Company reclassified $400,000 to non-controlling interests and $235,000 to additional paid-in capital that were incorrectly classified as liabilities. The corrections were not material to any previously reported financial periods or to the year ended December 31, 2014.

American Shared Hospital Services
Notes to Consolidated Financial Statements

Note 2 – Accounting Policies (continued)

Recently issued accounting pronouncements – In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures and has not yet selected a transition method.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern ("ASU 2014-15 "). ASU 2014-15 provides guidance in GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for reporting periods ending after December 15, 2016. Early adoption is permitted. The adoption of ASU 2014-15 is not expected to affect the Company's consolidated financial position, results of operations or cash flows.

Note 3 – Property and Equipment

Property and equipment consists of the following:

	DECEMBER 31,
	2014	2013

Medical equipment and facilities	$82,151,000	$86,712,000
Office equipment	721,000	749,000
Deposits and construction in progress	8,736,000	4,719,000
Deposits towards purchase of proton beam systems	5,000,000	3,000,000

	96,608,000	95,180,000
Accumulated depreciation	(46,572,000)	(43,799,000)

Net property and equipment	$50,036,000	$51,381,000

The Company has equipment that is secured under capitalized leases, which is included in Medical equipment and facilities, with a total cost of $29,548,000 and associated accumulated depreciation of $11,269,000 as of December 31, 2014 and a total cost of $30,538,000 and associated accumulated depreciation of $9,858,000 as of December 31, 2013.

As of December 31, 2014, the Company has $5,000,000 in deposits toward the purchase of three MEVION S250 proton beam radiation therapy (“PBRT”) systems from Mevion. The Company has a commitment for the remaining balance for each system. The Company’s first PBRT system was delivered in 2014. The Company has entered into a partnership agreement (LBE) with a radiation oncology physician group, which has contributed $400,000 towards the deposits on the third machine. The Company reviews the carrying value of these deposits for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value may not be recoverable. See Note 12-Commitments and Contingencies for additional discussion on purchase commitments.

Note 4 – Investment in Equity Securities

On April 10, 2006 the Company invested $2,000,000 for a convertible preferred stock interest in Mevion, formerly Still River Systems, Inc., a development-stage company based in Littleton, Massachusetts, which in collaboration with scientists from MIT’s Plasma Science and Fusion Center, is developing a medical device for the treatment of cancer patients using proton beam radiation therapy. The Company also has deposits towards the purchase of three Mevion PBRT systems as described more fully in Note 3.

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

In June 2013, Mevion announced that it had secured a $55 million Series E round of financing, which will be used to accelerate the manufacturing and worldwide deployment of the MEVION S250. This round of financing was offered at a price per share higher than the effective price of the most recent Series E financing. The Company did not participate in this round of funding. Subject to the Pay-to-Play Provision, implemented through the amendment of the Sixth Amended and Restated Articles of Incorporation, the preferred shares held by the Company were converted to common shares.

Upon conversion of the Preferred Stock, the Company’s investment represents an approximate 0.77% interest in the common stock of Mevion where it remained as of December 31, 2014. The Company does not have a Board of Directors seat with Mevion.

In December 2014 Mevion announced that it had secured a $10M round of financing, which will be used to accelerate the manufacturing and worldwide deployment of the MEVION S250. This round of financing was offered at a price per share higher than the effective price of the most recent Series E financing. The Company did not participate in this round of funding.

The Company accounts for its investment in Mevion under the cost method and evaluates the investment for impairment on a quarterly basis or as events or circumstances might indicate that the carrying value of the investment may not be recoverable. The Company reviewed its investment in Mevion at December 31, 2014 in light of both current market conditions and the ongoing needs of Mevion to raise cash to continue its development of the first compact, single room PBRT system.

The lower price per share of the Series D and Series E offerings could be viewed as a reasonable estimate of the fair value of our cost-method investment, indicating that our investment is impaired. The Company estimates that there is currently an unrealized loss (impairment) of approximately $2.4M based on the issuance of the Series E funding compared to the Company’s cost of its investment.

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

Note 5 – Long-Term Debt

Long-term debt consists primarily of eight notes with financing companies, related to Gamma Knife equipment and construction and installation, totaling $9,724,000, as of December 31, 2014. These notes are payable in 36 to 84 fully amortizing monthly installments, mature between December 2015 and November 2021, and are collateralized by the respective Gamma Knife units. The notes accrue interest at fixed annual rates between 3.95% and 7.48%. Long term debt as of December 31, 2014 also includes $1,000,000 in promissory notes and warrants funded by four members of the Company’s Board of Directors. The fair value of the warrants are estimated at $145,000 and are reported as capital contributed during 2014. The promissory notes are reported net of the amount allocated to the warrants, which is amortized over the term of the obligation. See Note 13-Note, Warrant, & Common Stock Purchase Agreement for additional discussion on promissory notes and warrants with the Board. As of December 31, 2013 long-term debt consisted of eleven notes totaling $15,544,000.

The following are contractual maturities of long-term debt by year at December 31, 2014:

Year ending December 31,	Principal	Interest
2015	$2,053,000	$654,000
2016	2,698,000	525,000
2017	2,669,000	369,000
2018	1,546,000	159,000
2019	891,000	85,000
Thereafter	867,000	58,000

	$10,724,000	$1,850,000

Note 6 – Obligations Under Capital Leases

The Company has ten capital lease obligations with four financing companies, collateralized by Gamma Knife equipment having an aggregate net book value of $18,279,000 at December 31, 2014. These obligations have stated interest rates ranging between 5.15% and 9.50%, are payable in 60 to 84 monthly installments, and mature between July 2015 and May 2020. As of December 31, 2013, the Company had nine capital lease obligations with four finance companies with an aggregate net book value of $20,680,000. At the end of the lease term, the Company has a bargain purchase option to purchase the equipment.

American Shared Hospital Services
Notes to Consolidated Financial Statements

Note 6 – Obligations Under Capital Leases (continued)

Future minimum lease payments, together with the present value of the net minimum lease payments under capital leases at December 31, 2014, are summarized as follows:

Net Present Value
of Minimum
Lease Payments
Year ending December 31,
2015	$5,108,000
2016	4,783,000
2017	4,282,000
2018	2,714,000
2019	1,415,000
Thereafter	380,000
Total capital lease payments	18,682,000
Less imputed interest	2,389,000
16,293,000
Less current portion	4,103,000
$12,190,000

Note 7 – Line of Credit

As of December 31, 2014 and 2013, the Company had a $9,000,000 renewable line of credit with a bank secured by a certificate of deposit. The line of credit has been in place since June 2004. The Company’s earnings in 2013 were insufficient to satisfy the “profitability” covenant in the line of credit. The Bank waived this default on August 8, 2014 and agreed to change the maturity date of the facility to December 31, 2014. The line was paid-off using the proceeds from the certificate of deposit on January 2, 2015.

Borrowing under the line of credit is subject to interest expense at a rate equal to the bank’s prime rate minus 0.5 percentage point, or alternatively at the Company’s discretion, the LIBOR rate plus 1.0 percentage point. The weighted average interest rate on money borrowed against the line of credit during 2014 was 1.40%. As of December 31, 2014 and 2013, there was $8,780,000 and $8,840,000 borrowed against the line of credit, respectively.

Note 8 – Income Taxes

The Company has adopted accounting standards which prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Additionally, these accounting standards specify that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. The Company has made no reclassifications between current taxes payable and long term taxes payable under this guidance. Also, the Company had no amounts of unrecognized tax benefits that, if recognized, would affect its effective income tax rate for the years ended December 31, 2014, 2013 and 2012.

The Company’s policy for deducting interest and penalties is to treat interest as interest expense and penalties as taxes. As of December 31, 2014, the Company had no amount accrued for the payment of interest and penalties related to unrecognized tax benefits.

American Shared Hospital Services
Notes to Consolidated Financial Statements

Note 8 – Income Taxes (continued)

The tax return years 2010 through 2014 remain open to examination by the major domestic taxing jurisdictions to which the Company is subject. Additionally, net operating losses generated on a tax return basis by the Company for calendar years 1999 through 2004 and 2009 remain open to examination by the major domestic taxing jurisdictions.

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2014 and 2013 are as follows:

	DECEMBER 31,
	2014	2013
Deferred tax liabilities:
Property and equipment	$(7,145,000)	$(7,201,000)

Total deferred tax liabilities	(7,145,000)	(7,201,000)

Deferred tax assets:
Net operating loss carryforwards	3,424,000	3,607,000
Accruals and allowances	173,000	240,000
Tax credits	319,000	318,000
Other – net	235,000	101,000
Capital loss carryover	437,000	-

Total deferred tax assets	4,588,000	4,266,000

Valuation allowance	(549,000)	(95,000)

Deferred tax assets net of valuation allowance	4,039,000	4,171,000

Net deferred tax liabilities	$(3,106,000)	$(3,030,000)

These amounts are presented in the financial statements as follows:

	DECEMBER 31,
	2014	2013

Current deferred tax assets	$367,000	$342,000
Deferred income taxes (non-current)	(3,473,000)	(3,372,000)

	$(3,106,000)	$(3,030,000)

American Shared Hospital Services
Notes to Consolidated Financial Statements

Note 8 – Income Taxes (continued)

The components of the provision for income taxes consist of the following:

	YEARS ENDED DECEMBER 31,
	2014	2013	2012
Current:
Federal	$-	$-	$18,000
State	54,000	23,000	65,000
Foreign	-	-	-
Total current	54,000	23,000	83,000

Deferred:
Federal	(131,000)	184,000	95,000
State	40,000	12,000	(41,000)
Foreign	166,000	(135,000)	(30,000)
Total deferred	75,000	61,000	24,000

	$129,000	$84,000	$107,000

The provision for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (34% in 2014, 2013 and 2012) to income before taxes as follows:

	YEARS ENDED DECEMBER 31,
	2014	2013	2012

Computed expected federal income tax	$(280,000)	$(92,000)	$49,000
State income taxes, net of federal benefit	66,000	120,000	38,000
Non-deductible expenses	21,000	28,000	24,000
Change in valuation allowance	416,000	(68,000)	(61,000)
Other	(94,000)	96,000	57,000

	$129,000	$84,000	$107,000

At December 31, 2014, the Company had net operating loss carryforwards for federal income tax return purposes of approximately $9,518,000 which expire between 2019 and 2033. The Company has net operating loss carryforwards for state income tax purposes of approximately $1,540,000 that begin to expire in 2014 and 2029. A substantial part of this carryforward is subject to separate return limitations.

Due to uncertainty surrounding the realization of capital losses and certain state net operating losses, the Company has placed a valuation allowance against a portion of its net domestic and foreign deferred tax assets. The net valuation allowance increased by $416,000, decreased by $68,000, and decreased by $61,000 for the tax years ended December 31, 2014, 2013, and 2012, respectively.

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

It is the intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. The Company does not provide for U.S. income taxes on the earnings of foreign subsidiaries as such earnings are to be reinvested indefinitely. As of December 31, 2014, there is a minimal cumulative amount of earnings upon which U.S. income taxes have not been provided.

Note 9 – Shareholders’ Equity

Incentive Compensation Plan

In June 2010 shareholders approved an amendment and restatement of the Company’s stock incentive plan, renaming it the Incentive Compensation Plan (the “Plan”), and among other things, increasing the number of shares of the Company’s common stock reserved for issuance under the Plan to 1,630,000. The Plan provides that the shares reserved under the Plan are available for issuance to officers of the Company, other key employees, non-employee directors, and advisors. The Plan is a successor to the Company’s previous plans, and any shares awarded and outstanding under those plans were transferred to the Plan. No further grants or share issuances will be made under the previous plans. As of December 31, 2014, approximately 738,000 shares remain available for grant under the Plan.

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

Provisions of the Plan include an automatic annual grant to each non-employee director of options to purchase up to 2,000 shares on the date of the Company’s Annual Shareholder Meeting, at an exercise price equal to the market price of the Company’s common shares on that date, an automatic annual grant of 500 restricted stock units of the Company’s common shares and an annual cash retainer fee for Board or Board Committee service, which may be converted to restricted stock unit awards. Options and restricted stock units awarded under the automatic annual grant program for non-employee directors vest after one year. Restricted stock units awarded in lieu of retainer fees vest quarterly, over a one year period. These awards become outstanding upon the conclusion of the individual Board members service on the Company’s Board of Directors. Other options may vest fully and immediately, or over periods of time as determined by the Plan Administrator, but no longer than seven years from the grant date. Discretionary options currently awarded under the Plan vest over a period of 5 years.

Under the Plan, a total of 138,000 restricted stock units have been granted, consisting of 23,000 of annual automatic grants to non-employee directors and the corporate secretary and 115,000 of deferred retainer fees to non-employee members of the Board. The restricted stock units are fully vested but not yet deemed issued and outstanding as of December 31, 2014. The Company granted 3,000 shares of restricted stock and 30,000 shares of restricted stock in lieu of retainer fees in 2014 with a fair value of $2.64 per share. For the year ended December 31, 2014, total compensation expense recorded in the consolidated statements of income related to restricted stock units in lieu of retainer fees was $80,000. For the year ended December 31, 2014, total compensation expense recorded in the consolidated statements of income for annual restricted stock units awarded was $7,000, with an offsetting tax benefit of $1,900, as this expense is deductible for income tax purposes. As of December 31, 2014, there was $2,100 of total unrecognized compensation cost related to annual restricted sock units which is expected to be recognized over a period of .5 years. During 2014, 2013, and 2012 shares of restricted stock units totaling 3,000 with a fair value of approximately $6,000 vested and became unrestricted.

American Shared Hospital Services
Notes to Consolidated Financial Statements

Note 9 – Shareholders’ Equity (continued)

Changes in stock options outstanding under the Incentive Compensation Plans during 2014 are as follows :

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
Options	of Options	Price	Term (Years)	Value

Balance at December 31, 2013	601,000	$3.50
Granted	522,000	$2.89
Exercised	-	$-
Forfeited	(464,000)	$3.34

Balance at December 31, 2014	659,000	$3.13	5.57	$-

Exercisable at December 31, 2014	123,000	$4.25	2.15	$-

The weighted average grant-date fair value of the options granted during the years 2014, 2013 and 2012 was $1.23, $1.28, and $1.60 respectively. There was no total intrinsic value of options exercised during any of the years ended December 31, 2014 and 2013 and 2012.

There was no cash received from options exercised under any share-based payment arrangements for the years ended December 31, 2014, 2013 and 2012, and as a result, there was no actual tax benefit realized for tax deductions from option exercises in any of those years.

Total compensation expense recognized for stock options for the years ended December 2014, 2013, and 2012 was $51,000, $88,000, and $74,000, respectively.

A summary of the status of the Company’s non-vested shares as of December 31, 2014, and changes during the year ended December 31, 2014 is presented below:

		Weighted
		Average
	Number	Grant-Date
Nonvested Shares	of Options	Fair Value

Nonvested at December 31, 2013	26,000	$1.25
Granted	522,000	$1.23
Vested	(12,000)	$1.14
Forfeited	-	$-

Nonvested at December 31, 2014	536,000	$1.23

At December 31, 2014, there was approximately $732,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. This cost is expected to be recognized over a period of approximately five years.

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

The fair value of the Company’s option grants issued during 2014, 2013 and 2012 were estimated using assumptions for expected life, volatility, dividend yield, forfeiture rate, and risk-free interest rate which are specific to each award as summarized in the following table. The estimated fair value of the Company’s options is amortized over the period during which the optionee is required to provide service in exchange for the award, usually the vesting period.

The fair value of the Company’s option grants under the Plan in 2014, 2013 and 2012 was estimated using the following assumptions:

	2014	2013	2012

Expected life (years)	7.0	7.0	7.0
Expected forfeiture rate	0.0%	0.0%	0.0 - 4.0%
Expected volatility	40%	49%	40 - 45%
Dividend yield	0%	0%	0%
Risk-free interest rate	2.0%	2.6 - 3.0%	1.7%

Repurchase of Common Stock, Common Stock Warrants and Stock Options

In 1999 and 2001, the Board of Directors approved resolutions authorizing the Company to repurchase up to a total of 1,000,000 shares of its own stock on the open market, which the Board reaffirmed in 2008. During 2014, the Company repurchased approximately 1,000 shares of its stock on the open market. There were no shares of the Company repurchased during 2013. During 2012 the Company repurchased approximately 9,000 shares of its stock on the open market. There are approximately 72,000 shares remaining under this repurchase authorization.

Note 10 – Retirement Plan

The Company has a defined-contribution retirement plan (the “Retirement Plan”) that allows for a matching safe harbor contribution. For 2014, the Board of Directors elected to match participant deferred salary contributions up to a maximum of 4% of the participant’s annual compensation. Discretionary profit sharing contributions are allowed under the Retirement Plan in years that the Board does not elect a safe harbor match. The Company has accrued approximately $43,000 for the estimated safe harbor matching contribution for the year ended December 31, 2014. The Company contributed $41,000 to the Retirement Plan for the safe harbor match for the years ended December 31, 2013 and December 31, 2012, respectively.

American Shared Hospital Services
Notes to Consolidated Financial Statements

Note 11 – Operating Leases

The Company leases office space and equipment under operating leases expiring at various dates through 2016. Future minimum payments under non-cancelable operating leases, net of expected sublease income, having initial terms of more than one year consisted of the following:

Year ending December 31,

2015	$114,000
2016	61,000
Thereafter	-

$175,000

Payments for repair and maintenance agreements incorporated in operating lease agreements are not included in the future minimum operating lease payments shown above.

Net rent expense was $301,000, $549,000, and $438,000 for the years ended December 31, 2014, 2013 and 2012, respectively, and includes the above operating leases as well as month-to-month rental and certain executory costs. Total rent expense was recognized net of sublease income of $173,000 and $116,000 for the years ended December 31, 2014 and 2013. In 2013, the Company subleased a portion of its existing office space through the remainder of its lease term at a rate lower than its lease rate, resulting in a cumulative loss of $115,000. This loss will be amortized against total rent expense over the term of the sublease and it is included in total rent expense for 2014.

Note 12 – Commitments and Contingencies

As of December 31, 2014, the Company has contractual commitments to purchase three PBRT systems, one Gamma Knife Perfexion system, one Gamma Knife model 4C system, and two Cobalt-60 reloads, both at existing sites. Financing has been committed to the Model 4C unit and the Cobalt-60 reloads at existing sites. The Company has a lease financing commitment, pending execution of definitive documents, for an additional $9,000,000, for its first PBRT project. The total of these commitments is approximately $45,434,000, of which, the Company has made non-refundable deposits totaling approximately $7,784,000 towards the purchase of this equipment. The timing of progress payments for PBRT contracts two and three are dependent upon future events, for which, the Company has some latitude in the timing of the due dates of these commitments. Approximately $27,000,000 of these commitments are not expected to start becoming due until 2016.

	Commitment	Cash Deposits

Proton Beam Units	$38,600,000	$5,000,000

Gamma Knife Units	6,834,000	2,784,000

Total Commitments	$45,434,000	$7,784,000

The Gamma Knife model 4C system is projected to be installed in late 2015 at the Company’s new customer site in Peru. The Perfexion is for a site yet to be determined. The first PBRT system was delivered in December 2014 and the remaining two currently have anticipated delivery dates in 2015 and later, pending certain construction milestones. The deposits and progress payments are classified as deposits and construction in progress under Property and Equipment.

Note 13 – Note, Warrant, & Common Stock Purchase Agreement

The Company entered into a common stock purchase agreement (the “Purchase Agreement”) with three members of the Company’s Board of Directors, to sell, in a private offering, an aggregate of 650,000 shares of the Company’s common stock, no par value, for gross proceeds of approximately $1,600,000. The private offering closed on June 12, 2014. The Shares are restricted securities and may not be offered or sold absent registration under the Securities

American Shared Hospital Services
Notes to Consolidated Financial Statements

Note 13 – Note, Warrant, & Common Stock Purchase Agreement (continued)

Act of 1933. Pursuant to the terms of the Purchase Agreement, the Company has agreed to provide demand registration rights with respect to the Shares, with certain limited exceptions. The Investors’ demand registration rights will expire on June 12, 2015. Pursuant to the terms of the Purchase Agreement, the Company has also granted the Investors a one-year preemptive right to participate pro rata in future issuances of the Company’s common stock.

The Company entered into a Note and Warrant Purchase Agreement (the “Note and Warrant Purchase Agreement”) with four members of the Company’s Board of Directors to issue an aggregate of $1,000,000 in principal amount of promissory notes (the “Notes”) and warrants (the “Warrants”) to purchase an aggregate of 200,000 shares of the common stock, no par value (the “Common Stock”), of the Company (the “Notes and Warrants Offering”). The Notes will bear interest at a rate of 15.0% per annum and mature October 22, 2017. Interest only payments are due monthly with the option to prepay the outstanding principal on or after December 31, 2015. The Company is required to prepay the outstanding principal within five days of the next milestone payment to Mevion, if that occurs before the maturity date. The Warrants expire three years after their initial issuance date and may be exercised for a purchase price equal to $2.20 per share of Common Stock, the closing price per share of the Company’s Common Stock on the New York Stock Exchange MKT on the date preceding the date of the Note and Warrant Purchase Agreement.

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

The Company received gross proceeds of $1,220,000 in the Private Offering, which were used, together with cash on hand, to make two payments of $1,000,000 each to Mevion as deposits pursuant to the terms of purchase commitments with Mevion.

Note 14 – Significant Related Party Transactions

The Company’s Gamma Knife and IGRT businesses in Turkey was operated through EWRS Turkey. GKF owned indirectly 70% of EWRS Turkey, through its 70% ownership of EWRS LLC. The remaining 30% ownership of EWRS LLC was held by EMKA LLC (“EMKA”). EMKA is owned and operated by Mert Ozyurek (“Mr. Ozyurek”) who also sits on the Board of Directors of the Company. Mr. Ozyurek operates a foreign company called Ozyurek A.S. EWRS Turkey purchased its two Gamma Knife units from Ozyurek A.S. and had contracts for service and maintenance on the machines. The Company believes all its transactions with Mr. Ozyurek were arm’s-length transactions.

The Company’s Gamma Knife business is operated through its 81% indirect interest in its GKF subsidiary. The remaining 19% of GKF is owned by a wholly owned U.S. subsidiary of Elekta, which is the manufacturer of the Gamma Knife. Since the Company purchases its units from Elekta, there are significant related party transactions with Elekta such as equipment purchases, commitments to purchase equipment, deposits for such equipment purchases, and costs to maintain the equipment. The Company believes that all its transactions with Elekta are arm’s-length transactions. At December 31, 2014, the Company had commitments to purchase one Gamma Knife Perfexion system, one Gamma Knife model 4C system and two Cobalt-60 reloads from Elekta, as discussed in Note 12.

American Shared Hospital Services
Notes to Consolidated Financial Statements

Note 15 – Major Customers

The Company’s revenue was provided by twenty customers in 2014 and nineteen customers in 2013 and 2012. In 2014, two customers each accounted for approximately 9% of total revenue. In 2013, two customers each accounted for approximately 10% of total revenue. In 2012, two customers accounted for approximately 13% and 11% of total revenue.

Note 16 – Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were available to be issued.

