Form 10-Q
period 2015-03-31
AMERICAN SHARED HOSPITAL SERVICES
filed 2015-05-14
CIK 744825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015 or

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

As of May 1, 2015, there are outstanding 5,361,000 shares of the Registrant’s common stock.

PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
ASSETS	March 31, 2015	December 31, 2014

Current assets:
Cash and cash equivalents	$927,000	$1,059,000
Restricted cash	50,000	50,000
Certificate of deposit	-	9,000,000
Accounts receivable, net of allowance for doubtful accounts of $100,000 at March 31, 2015 and $100,000 at March 31, 2014	3,867,000	3,192,000

Other receivables	191,000	131,000
Prepaid expenses and other current assets	451,000	448,000
Current deferred tax assets	367,000	367,000

Total current assets	5,853,000	14,247,000

Property and equipment:
Medical equipment and facilities	85,431,000	82,151,000
Office equipment	721,000	721,000
Deposits and construction in progress	11,433,000	13,736,000
	97,585,000	96,608,000
Accumulated depreciation and amortization	(47,711,000)	(46,572,000)
Net property and equipment	49,874,000	50,036,000

Investment in equity securities	2,709,000	2,709,000
Other assets	517,000	536,000

Total assets	$58,953,000	$67,528,000

LIABILITIES AND	(unaudited)
SHAREHOLDERS' EQUITY	March 31, 2015	December 31, 2014

Current liabilities:
Accounts payable	$301,000	$421,000
Employee compensation and benefits	111,000	179,000
Other accrued liabilities	1,126,000	763,000

Current portion of long-term debt	2,016,000	2,005,000
Current portion of obligations under capital leases	4,029,000	4,103,000
Advances on line of credit	-	8,780,000

Total current liabilities	7,583,000	16,251,000

Long-term debt, less current portion	8,186,000	8,586,000
Long-term capital leases, less current portion	12,420,000	12,190,000
Deferred revenue, less current portion	857,000	874,000

Deferred income taxes	3,473,000	3,473,000

Shareholders' equity:
Common stock (5,361,000 shares at March 31, 2015 and 5,361,000 shares at December 31, 2014)	10,376,000	10,376,000
Additional paid-in capital	5,544,000	5,508,000
Retained earnings	5,670,000	5,542,000
Total equity-American Shared Hospital Services	21,590,000	21,426,000
Non-controlling interest in subsidiary	4,844,000	4,728,000
Total shareholders' equity	26,434,000	26,154,000

Total liabilities and shareholders' equity	$58,953,000	$67,528,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended March 31,
	2015	2014

Medical services revenue	$4,117,000	$4,064,000

Costs of revenue:

Maintenance and supplies	333,000	487,000

Depreciation and amortization	1,505,000	1,611,000

Other direct operating costs	682,000	677,000

	2,520,000	2,775,000

Gross Margin	1,597,000	1,289,000

Selling and administrative expense	821,000	922,000

Interest expense	320,000	470,000

Operating income (loss)	456,000	(103,000)

Gain foreign currency transactions	-	15,000
Interest and other income	6,000	9,000

Income (loss) before income taxes	462,000	(79,000)

Income tax expense (benefit)	130,000	(30,000)

Net income (loss)	332,000	(49,000)
Less: Net income attributable to non-controlling interest	(204,000)	(47,000)

Net income (loss) attributable to American Shared Hospital Services	$128,000	$(96,000)

Net income (loss) per share:

Earnings (loss) per common share - basic	$0.02	$(0.02)

Earnings (loss) per common share - diluted	$0.02	$(0.02)

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended March 30,
	2015	2014

Net income (loss) attributable to American Shared Hospital Services	$128,000	$(96,000)

Other comprehensive income:
Foreign currency translation adjustments	-	1,000

Total comprehensive income (loss)	128,000	(95,000)
Less comprehensive income attributable to the non-controlling interest	-	-

Comprehensive income (loss) attributable to American Shared Hospital Services	$128,000	$(95,000)

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	YEARS ENDED DECEMBER 31, 2013 AND 2014 AND THREE MONTH PERIOD MARCH 31, 2015
				Accumulated
			Additional	Other			Non-controlling
	Common	Common	Paid-in	Comprehensive	Retained	Sub-Total	Interests in
	Shares	Stock	Capital	(Loss) Income	Earnings	ASHS	Subsidiaries	Total

Balances at January 1, 2013	4,606,000	8,578,000	4,902,000	(357,000)	6,806,000	19,929,000	4,901,000	24,830,000

Stock-based compensation expense	3,000	-	88,000	-	-	88,000	-	88,000

Non-controlling interest investment in subsidiaries	-	-	-	-	-	-	184,000	184,000

Cash distributions to non-controlling interests	-	-	-	-	-	-	(792,000)	(792,000)

Cumulative translation adjustment	-	-	-	(85,000)	-	(85,000)	(57,000)	(142,000)

Net (loss) income	-	-	-	-	(312,000)	(312,000)	199,000	(113,000)

Balances at December 31, 2013	4,609,000	8,578,000	4,990,000	(442,000)	6,494,000	19,620,000	4,435,000	24,055,000

Repurchase of common stock	(1,000)	(2,000)	-	-	-	(2,000)	-	(2,000)

Stock-based compensation expense	3,000	-	373,000	-	-	373,000	-	373,000

Private placement common stock	750,000	1,800,000	-	-	-	1,800,000	-	1,800,000

Fair value of warrants issued with promissory notes	-	-	145,000	-	-	145,000	-	145,000

Non-controlling interest investment in subsidiaries	-	-	-	-	-	-	517,000	517,000

Cash distributions to non-controlling interests	-	-	-	-	-	-	(951,000)	(951,000)

Cumulative translation adjustment	-	-	-	442,000	-	442,000	337,000	779,000

Net (loss) income	-	-	-	-	(952,000)	(952,000)	390,000	(562,000)

Balances at December 31, 2014	5,361,000	10,376,000	5,508,000	-	5,542,000	21,426,000	4,728,000	26,154,000

Stock-based compensation expense	-	-	36,000	-	-	36,000	-	36,000
						-
Cash distributions to non-controlling interests	-	-	-	-	-	-	(88,000)	(88,000)

Net income	-	-	-	-	128,000	128,000	204,000	332,000

Balances at March 31, 2015 (unaudited)	5,361,000	$10,376,000	$5,544,000	$-	$5,670,000	$21,590,000	$4,844,000	$26,434,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months ended March 31,
	2015	2014
Operating activities:
Net income (loss)	$332,000	$(49,000)

Adjustments to reconcile net income (loss) to net cash from operating activities:

Depreciation and amortization	1,517,000	1,679,000

Deferred income tax	-	(52,000)

(Gain) on foreign currency transactions	-	(15,000)

Stock-based compensation expense	36,000	26,000

Other non-cash items	12,000	-

Changes in operating assets and liabilities:

Receivables	(735,000)	(456,000)

Prepaid expenses and other assets	9,000	-

Customer deposits/deferred revenue	17,000	(12,000)

Accounts payable and accrued liabilities	141,000	283,000

Net cash from operating activities	1,329,000	1,404,000

Investing activities:
Payment for purchase of property and equipment	(188,000)	(147,000)

Net cash used in investing activities	(188,000)	(147,000)

Financing activities:
Principal payments on long-term debt	(401,000)	(956,000)

Principal payments on capital leases	(1,004,000)	(1,079,000)

Proceeds from certificate of deposit	9,000,000	-

Advances on line of credit	-	60,000

Payments on line of credit	(8,780,000)	-

Capital contributions from non-controlling interests	-	59,000

Distributions to non-controlling interests	(88,000)	(274,000)

Common stock repurchased	-	(2,000)

Net cash used in financing activities	(1,273,000)	(2,192,000)

Effect of changes in foreign exchange rates on cash	-	(17,000)

Net change in cash and cash equivalents	(132,000)	(952,000)

Cash and cash equivalents at beginning of period	1,059,000	1,909,000

Cash and cash equivalents at end of period	$927,000	$957,000

Supplemental cash flow disclosure:
Cash paid during the period for:

Interest	$438,000	$541,000

Income taxes	$(5,000)	$21,000

Schedule of non-cash investing and financing activities
Acquisition of equipment with capital lease financing	$1,160,000	$-

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.          Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly American Shared Hospital Services’ consolidated financial position as of March 31, 2015 and the results of its operations for the three month periods ended March 31, 2015 and 2014, which results are not necessarily indicative of results on an annualized basis. Consolidated balance sheet amounts as of December 31, 2014 have been derived from audited consolidated financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2014 included in the Company’s 10-K filed with the Securities and Exchange Commission.

These condensed consolidated financial statements include the accounts of American Shared Hospital Services (the “Company”) and its wholly-owned subsidiaries: OR21, Inc. (“OR21”); MedLeader.com, Inc. (“MedLeader”); and American Shared Radiosurgery Services (“ASRS”); ASRS’ majority-owned subsidiary, GK Financing, LLC (“GKF”); GKF’s wholly-owned subsidiaries, GK Financing U.K., Limited (“GKUK”), Instituto de Gamma Knife del Pacifico S.A.C. (“GKPeru”); ASHS’ majority owned subsidiary, Long Beach Equipment, LLC (“LBE”), GKF’s majority owned subsidiaries, Albuquerque GK Equipment, LLC (“AGKE”), Jacksonville GK Equipment, LLC (“JGKE”) and EWRS, LLC (“EWRS”). EWRS owned 100% of EWRS Turkey. The Company sold EWRS Turkey on June 10, 2014.

The Company through its majority-owned subsidiary, GKF, provided Gamma Knife units to eighteen medical centers as of March 31, 2015 in the states of Arkansas, California, Connecticut, Florida, Illinois, Massachusetts, Mississippi, Nevada, New Jersey, New Mexico, New York, Tennessee, Oklahoma, Ohio, Texas, Washington, and Wisconsin.

The Company also directly provides radiation therapy and related equipment, including Intensity Modulated Radiation Therapy (“IMRT”), Image Guided Radiation Therapy (“IGRT”) and a CT Simulator to the radiation therapy department at an existing Gamma Knife site in the United States.

The Company formed the subsidiaries GKUK and GKPeru, for the purposes of expanding its business internationally into the United Kingdom and Peru; LBE to provide proton beam therapy services in Long Beach, California; and AGKE and JGKE to provide Gamma Knife services in Albuquerque, New Mexico and Jacksonville, Florida. AGKE began operation in the second quarter 2011 and JGKE began operation in the fourth quarter 2011. GKPeru is expected to begin operation in the latter part of 2015. GKUK is inactive and LBE is not expected to generate revenue within the next two years.

Based on guidance provided in accordance with Accounting Standards Codification (“ASC”) 830, Foreign Currency Matters (“ASC 830”), the Company has analyzed its operations outside the United States to determine the functional currency of each operation. Management determined that these operations were initially accounted for in U.S. dollars since the primary transactions incurred were in U.S. dollars and the Company provided significant funding towards the startup of the operation. When Management determined that the operation had become predominantly self-sufficient, the Company changed its accounting for the operation to the local currency from the U.S. dollar.

As of March 31, 2014, EWRS Turkey’s balance sheet accounts were translated at rates in effect as of those dates, respectively, and income and expense accounts were translated at the weighted average rates of exchange during those respective periods. Gains and losses from foreign currency transactions and remeasurement are listed in the Company’s consolidated statements of operations. The net foreign currency gain as of March 31, 2014 was $15,000.

Based on guidance provided in accordance with Accounting Standards Update (“ASU”) No. 2014-08 Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), the Company has analyzed the factors that define a discontinued operation and determined that the sale of EWRS Turkey is considered the sale of a significant component, but does not represent a major shift in the business, and therefore is not a discontinued operation.

Based on guidance provided in accordance with ASU No 2013-05 Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries of Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”), the Company no longer holds a financial interest in EWRS Turkey. As of December 31, 2014, the cumulative translation adjustments previously recognized under accumulated other comprehensive income (loss) were released into net income as a component of the loss for the sale of EWRS Turkey in the statement of operations. The total cumulative translation adjustment of $779,000, previously recognized under accumulated other comprehensive income (loss), was included as a component of the loss calculation for the sale of EWRS Turkey, reported in the statement of operations for the year ended 2014.

Based on guidance provided in accordance with ASC 280 Segment Reporting (“ASC 280”), the Company has analyzed the factors that define an operating segment and determined that there is only one operating segment. The eighteen locations are aggregated into one reportable segment because, in the Company’s judgment, these operating segments have similar historical economic characteristics and are expected to have similar economic characteristics in the future. Furthermore, each operating segment utilizes the same business model and technologies, servicing the same end users (radiation therapy patients). All significant intercompany accounts and transactions have been eliminated in consolidation.

Effective May 31, 2014 (with closing occurring June 10, 2014) the Company sold EWRS Turkey for EUR 4.2 million (approximately $6.0M). The proceeds were used to reduce outstanding debt and the excess was cash to the Company of $768,000. Cash transactions were recorded for the time period June 1 to June 10, 2014, the date of closing. The Company recorded a loss on sale of subsidiary of $572,000. The Company was eligible for an earn-out in fiscal year 2014 based on future revenue derived from the units sold to Euromedic. The Company did not meet its 2014 earn-out milestone. The Company is also eligible for an earn-out in fiscal year 2015 based on future revenues. It is not practicable to estimate the revenue from the 2015 earn-out at this time therefore no amounts have been recorded as of March 31, 2015.

In January 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU No. 2015-01”), which eliminates from United States Generally Accepted Accounting Principles (“GAAP”) the concept of extraordinary items and requires that an entity separately classify, present, and disclose extraordinary events and transactions. This ASU will also align more closely GAAP income statement presentation guidance with International Accounting Standards (“IAS”) 1, Presentation of Financial Statements, which prohibits the presentation and disclosure of extraordinary items. The new standard is effective for the Company on January 1, 2016. Early application is permitted. The standard permits the use of either the retrospective or prospective application. The Company is evaluating the effect that ASU 2015-01 will have on its consolidated financial statements and related disclosures and has not yet selected a transition method.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU No. 2015-02”), which is intended to improve targeted areas of consolidation guidance for legal entities. The ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB ASC and improves current GAAP. The new standard is effective for the Company on January 1, 2016. Early adoption is permitted. The Company is evaluating the effect that ASU 2015-02 will have on its consolidated financial statements and related disclosures and has not yet selected a transition method.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The new standard is effective for the Company on January 1, 2016. Early adoption is permitted. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The Company is evaluating the effect that ASU 2015-03 will have on its consolidated financial statements and related disclosures and has not yet selected a transition method.

Note 2.          Per Share Amounts

Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding. For the three months ended March 31, 2015, basic earnings per share was computed using 5,477,000 and diluted earnings per share was computed using 5,526,000, common shares and equivalent common shares. The computation for the three month period ended March 31, 2015 excluded approximately 617,000 of the Company’s stock options because the exercise price of the options was higher than the average market price during those periods.

For the three months ended March 31, 2014 basic loss per share was computed using 4,608,000 common shares. Pursuant to GAAP, potentially dilutive common stock equivalents, such as dilutive stock options are not considered when their inclusion in reporting earnings per share would be dilutive to reported losses incurred per share. Because the Company reported loss for the quarter ending March 31, 2014, the potentially dilutive effects of approximately 26,000 of the Company’s stock options and 23,000 unvested restricted stock units were not considered for this reporting period.

Note 3.          Stock-based Compensation

On June 2, 2010, the Company’s shareholders approved an amendment and restatement of the 2006 Stock Incentive Plan (the “2006 Plan”). Among other things, the amendment and restatement renamed the 2006 Plan as the Incentive Compensation Plan (the “Plan”) and increased the number of shares of the Company’s common stock reserved for issuance under the Plan by an additional 880,000 shares from 750,000 shares to 1,630,000 shares. The shares are reserved for issuance to officers of the Company, other key employees, non-employee directors, and advisors. The Plan serves as successor to the Company’s previous two stock-based employee compensation plans, the 1995 and 2001 Stock Option Plans. The shares reserved under those two plans, including the shares of common stock subject to currently outstanding options under the plans, were transferred to the Plan, and no further grants or share issuances will be made under the 1995 and 2001 Plans. Under the Plan, there have been 176,000 restricted stock units granted, consisting primarily of annual automatic grants and deferred compensation to non-employee directors, and there are 655,000 options granted, of which 121,000 options are vested as of March 31, 2015.

Stock-based compensation expense associated with the Company’s stock-based awards to employees is calculated using the Black-Scholes valuation model. The Company’s stock-based awards have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates. The estimated fair value of the Company’s option grants is estimated using assumptions for expected life, volatility, dividend yield, and risk-free interest rate which are specific to each award. The estimated fair value of the Company’s options is amortized over the period during which an employee is required to provide service in exchange for the award (requisite service period), usually the vesting period. Accordingly, stock-based compensation cost before income tax effect in the amount of $36,000 is reflected in net income for the three month period ended March 31, 2015, compared to $26,000 in the same period in the prior year. There were no options issued and no options exercised during either of the three month periods ended March 31, 2015 or March 31, 2014. There were no excess income tax benefits to report.

Note 4.          Investment in Equity Securities

As of March 31, 2015 and December 31, 2014 the Company had a $2,709,000 investment in the common stock of Mevion Medical Systems, Inc. (“Mevion”), formerly Still River Systems, Inc., representing an approximate 0.77% interest in Mevion. The Company accounts for this investment under the cost method. As of March 31, 2015, the Company also has $5,000,000 in non-refundable deposits toward the purchase of three MEVION S250 systems from Mevion.

The Company carries its investment in Mevion at cost and reviews it for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value of the investment may not be recoverable. The Company evaluated this investment for impairment at December 31, 2014 and reviewed it at March 31, 2015 in light of both current market conditions and the ongoing needs of Mevion to raise cash to continue its development of the first compact, single room proton beam radiation therapy (“PBRT”) system. Based on its analysis, the Company estimates that there is currently an unrealized loss (impairment) of approximately $2.4 million.

In assessing whether the impairment is other than temporary, we evaluated the length of time and extent to which market value has been below cost, the financial condition and near term prospects of Mevion and our ability and intent to retain our investment for a period sufficient to allow for an anticipated recovery in the market value. Although the investment is not without risk, and the manufacture of the first unit took longer than originally anticipated, the Company believes that the current market value is a temporary situation and the successful operation of the first MEVION S250 PBRT system (“MEVION S250”) and Mevion’s significant revenue backlog provide a significantly higher potential valuation.

The first MEVION S250, located at Barnes-Jewish Hospital in St. Louis, MO (“Barnes-Jewish Hospital”), treated its first patient on December 19, 2013. The second MEVION S250, located at the Ackerman Cancer Center in Jacksonville, Florida (“Ackerman Cancer Center”), treated its first patient in April 2015. The Company’s first MEVION S250 system was delivered to UF Health Cancer Center at Orlando Health in November 2014 and anticipates treating patients in the first quarter 2016.

Note 5.           Line of Credit

As of December 31, 2014, the Company had a $9,000,000 renewable line of credit with a bank secured by a certificate of deposit. The line of credit had been in place since June 2004. The Company’s earnings in 2013 were insufficient to satisfy the “profitability” covenant in the line of credit. The Bank waived this default on August 8, 2014 and agreed to change the maturity date of the facility to December 31, 2014. The line was paid-off using the proceeds from the certificate of deposit on January 2, 2015.

Borrowing under the line of credit was subject to interest expense at a rate equal to the bank’s prime rate minus 0.5 percentage point, or alternatively at the Company’s discretion, the LIBOR rate plus 1.0 percentage point. The weighted average interest rate on money borrowed against the line of credit during 2014 was 1.40%. As of December 31, 2014, there was $8,780,000 borrowed against the line of credit.

Note 6.          Fair Value of Financial Instruments

The Company’s disclosures of the fair value of financial instruments is based on a fair value hierarchy which prioritizes the inputs to the valuation techniques used to measure fair value into three levels. Level 1 inputs are unadjusted quoted market prices in active markets for identical assets and liabilities that the Company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for assets or liabilities, and reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability. The estimated fair value of the Company’s assets and liabilities as of March 31, 2015 and December 31, 2014 were as follows (in thousands):

	Level 1	Level 2	Level 3	Total	Carrying Value
March 31, 2015

Assets:
Cash, cash equivalents, restricted cash	$977	$-	$-	$977	$977
Investment in equity securities	-	-	330	330	2,709
Total	$977	$-	$330	$1,307	$3,686

Liabilities
Debt obligations	$-	$10,421	$-	$10,421	$10,202
Total	$-	$10,421	$-	$10,421	$10,202

December 31, 2014

Assets:
Cash, cash equivalents, restricted cash	$1,109	$-	$-	$1,109	$1,109
Certificate of deposit	9,000	-	-	9,000	9,000
Investment in equity securities	-	-	330	330	2,709
Total	$10,109	$-	$330	$10,439	$12,818

Liabilities
Advances on line of credit	$8,780	$-	$-	$8,780	$8,780
Debt obligations	-	10,658	-	10,658	10,591
Total	$8,780	$10,658	$-	$19,438	$19,371

Note 7.          Repurchase of Common Stock

In 1999 and 2001, the Board of Directors approved resolutions authorizing the Company to repurchase up to a total of 1,000,000 shares of its own stock on the open market, which the Board reaffirmed in 2008. There were no shares repurchased in 2015. There were 1,000 shares repurchased in the first quarter of 2014. There are approximately 72,000 shares remaining under this repurchase authorization.

Note 8.          Income Taxes

We generally calculate our effective income tax rate at the end of an interim period using an estimate of the annualized effective income tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate of the annualized effective income tax rate cannot be made, we compute our provision for income taxes using the actual effective income tax rate for the results of operations reported within the year-to-date periods. Our effective income tax rate is highly influenced by relative income or losses reported and the amount of the nondeductible stock-based compensation associated with grants of our common stock options and historically from the results of foreign operations. A small change in estimated annual pretax income (loss) can produce a significant variance in the annualized effective income tax rate given the expected amount of these items. As a result, we have computed our provision for income taxes for the three month periods ended March 31, 2015 and 2014 by applying the actual effective tax rates to income or (loss) reported within the condensed consolidated financial statements through those periods.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report to the Securities and Exchange Commission may be deemed to contain certain forward-looking statements with respect to the financial condition, results of operations and future plans of American Shared Hospital Services, which involve risks and uncertainties including, but not limited to, the risks of the Gamma Knife and radiation therapy businesses, the risks of developing The Operating Room for the 21st CenturySM program, and the risks of investing in a development-stage company, Mevion. Further information on potential factors that could affect the financial condition, results of operations and future plans of American Shared Hospital Services is included in the filings of the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and the definitive Proxy Statement for the Annual Meeting of Shareholders held to be held on June 16, 2015.

The Company had eighteen Gamma Knife units in operation at March 31, 2015 and nineteen at March 31, 2014. One Gamma Knife customer contract expired at the end of first quarter 2015. Two of the Company’s customer contracts are through subsidiaries where GKF or its subsidiary is the majority owner and managing partner. Eleven of the Company’s eighteen current Gamma Knife customers are under fee-per-use contracts, and seven customers are under retail arrangements. The Company’s contract to provide radiation therapy and related equipment services to an existing Gamma Knife customer is also considered a retail arrangement. Retail arrangements are further classified as either turn-key or revenue sharing. Revenue from fee per use contracts is determined by each hospital’s contracted rate. For revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital. Under turn-key arrangements, the Company receives payment from the hospital in the amount of its reimbursement from third party payors, and is responsible for paying all the operating costs of the equipment. Operating costs are determined primarily based on historical treatment protocols and cost schedules with the hospital. The Company records an estimate of operating costs which are reviewed on a regular basis and adjusted as necessary to more accurately reflect the actual operating costs. For the turn-key sites, the Company also shares a percentage of net operating profit. The Company records an estimate of net operating profit based on estimated revenues, less estimated operating costs.

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

Medical services revenue increased by $53,000 to $4,117,000 for the three month period ended March 31, 2015 from $4,064,000 for the three month period ended March 31, 2014. Gamma Knife revenue, excluding Gamma Knife revenue from EWRS Turkey in 2014, increased $490,000 compared to the prior year. The increase in Gamma Knife revenue was also due to a new site that began in fourth quarter 2014 and increased procedures at existing sites. Revenue from the Company’s radiation therapy contract, however, decreased for the three month period by $229,000, to $119,000 from $348,000 for the same period in the prior year. Excluding EWRS Turkey, IGRT revenues decreased $106,000 compared to the three month period ended March 31, 2014. The decrease was due to a decline in volume at the existing radiation therapy site.

The number of Gamma Knife procedures decreased by 114 to 479 in the first quarter 2015 from 593 in the same quarter in the prior year. Excluding procedures reported from EWRS Turkey, Gamma Knife procedures increased by 36 compared to prior year. The increase was primarily due to the addition of a new site in the fourth quarter of 2014 and increased volumes at existing sites.

Total costs of revenue decreased by $255,000 to $2,520,000 for the three month period ended March 31, 2015 from $2,775,000 for the three month period ended March 31, 2014. Maintenance and supplies decreased by $154,000 for the three month period ended March 31, 2015 compared to the same period in the prior year, primarily due to the sale of EWRS Turkey and the expiration of two maintenance contracts at existing sites. Depreciation and amortization decreased by $106,000 for the three month period ended March 31, 2015 compared to the same period in the prior year. This was due to the sale of EWRS Turkey, effective May 31, 2014, offset by one new site which began in December 2014, and one upgrade performed in the second quarter 2014. When an upgrade is performed the book value of the unit increases which increases depreciation expense. Other direct operating costs increased by $5,000 for the three month period ended March 31, 2015 compared to the same period in the prior year.

Selling and administrative costs decreased by $101,000 to $821,000 for the three month period ended March 31, 2015 from $922,000 for the three month period ended March 31, 2014. This decrease was primarily due to the sale of EWRS Turkey, in addition to lower payroll related costs, and rent expense. Building rent decreased due to the recognition of the Company’s sublease for a portion of its existing office space through the remainder of its lease term.

Interest expense decreased by $150,000 to $320,000 for the three month period ended March 31, 2015 from $470,000 for the three month period ended March 31, 2014. The decrease was due to the sale of EWRS Turkey, which incurred interest expense prior to its sale. Also, the Company paid off two existing loans in the second and fourth quarters of 2014, and closed its line of credit in early 2015.

Gain from foreign currency transactions was $0 compared to $15,000 for the same period in the prior year. There were no gains or losses from foreign currency transactions in 2015 due to the sale of EWRS Turkey in 2014. The gain from foreign currency transactions was $15,000 for the three month period ended March 31, 2014. The gain or loss from foreign currency transactions was driven by fluctuations in the exchange rate between the US Dollar and Turkish Lira.

Interest and other income decreased by $3,000 to $6,000 for the three month period ended March 31, 2015 from $9,000 for the three month period ended March 31, 2014. Interest income is generated from interest earned on the Company’s certificate of deposit and other investments.

The Company had income tax expense of $130,000 for the three month period ended March 31, 2015 compared to an income tax benefit of $30,000 for the three month period ended March 31, 2014. The increase in income tax expense is primarily due to higher taxable income attributable to American Shared Hospital Services.

Net income attributable to non-controlling interest increased by $157,000 to $204,000 for the three month period ended March 31, 2015 from $47,000 for the three month period ended March 31, 2014. Net income attributable to non-controlling interests represents net income earned by the 19% non-controlling interest in GKF, and net income of the non-controlling interests in various subsidiaries controlled by GKF. The decrease or increase in net income attributable to non-controlling interests reflects the relative profitability of GKF.

The Company had net income of $128,000, or $0.02 per basic and diluted share, for the three month period ended March 31, 2015 compared to a net loss of $96,000, or $0.02 per basic share, in the same period in the prior year. The increase in net income was primarily due to an increase in medical services revenue and decreased operating and other costs for the period.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $927,000 at March 31, 2015 compared to $1,059,000 at December 31, 2014. The Company’s cash position decreased by $132,000 due to payments for the purchase of property and equipment of $188,000, principal payments on long term debt and capital leases of $1,405,000, and distributions to non-controlling interests of $88,000. These decreases were offset by net cash from operating activities of $1,329,000 and net proceeds from the certificate of deposit and pay-down on the line of credit of $220,000.

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

The Company has scheduled interest and principal payments under its debt obligations of approximately $2,745,000 and scheduled capital lease payments of approximately $5,111,000 during the next 12 months. The Company believes that its cash flow from cash on hand, operations, and other cash resources are adequate to meet its scheduled debt and capital lease obligations during the next 12 months.

The Company as of March 31, 2015 had shareholders’ equity of $26,434,000, negative working capital of $1,730,000 and total assets of $58,953,000.

Commitments

The Company has a $2,709,000 common stock investment in Mevion, which is considered a long-term investment on the balance sheet and is recorded at cost. As of March 31, 2015, the Company also has $5,000,000 in non-refundable deposits toward the purchase of three MEVION S250 systems from Mevion. The non-refundable deposits are recorded in the condensed consolidated balance sheets as deposits and construction in progress. The Company has entered into an agreement with a radiation oncology physician group which has contributed $400,000 towards the deposits on the third system. The $400,000 contribution from the physician group is recorded in the condensed consolidated balance sheet as non-controlling interest in subsidiary as of March 31, 2015. The Company’s first PBRT system was delivered in November 2014.

The Company has commitments to purchase three PBRT systems, one Gamma Knife Perfexion system, one Gamma Knife model 4C system, and one Cobalt-60 reloads at an existing site, as of March 31, 2015. Financing has been committed to the Model 4C unit and the Cobalt-60 reload. The Company has a lease financing commitment, pending execution of definitive documents, for an additional $9,000,000, for its first PBRT project. The total of these commitments is approximately $44,534,000, towards which the Company has made non-refundable deposits totaling approximately $7,784,000. The timing of progress payments for PBRT contracts two and three are dependent upon future events and the Company has some flexibility to delay the due dates of these commitments. Approximately $27,000,000 of these commitments are not expected to start becoming due until 2016.

	Commitment	Cash Deposits

Proton Beam Units	$38,600,000	$5,000,000

Gamma Knife Units	5,934,000	2,784,000

Total Commitments	$44,534,000	$7,784,000

The Gamma Knife model 4C system is projected to be installed in late 2015 at the Company’s new customer site in Peru. The Perfexion is for a site yet to be determined. The first PBRT system was delivered in November 2014 and the remaining two currently do not have anticipated delivery dates. The deposits and progress payments are classified as deposits and construction in progress under Property and Equipment in the condensed consolidated balance sheets as of March 31, 2015.

Item 3.              Quantitative and Qualitative Disclosures About Market Risk

The Company does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage or prepayment features. The Company does not have affiliation with partnerships, trust or other entities whose purpose is to facilitate off-balance sheet financial transactions or similar arrangements, and therefore has no exposure to the financing, liquidity, market or credit risks associated with such entities. At March 31, 2015 the Company had no significant long-term, market-sensitive investments.

Item 4.              Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the company and its subsidiaries is communicated to the chief executive officer and the chief financial officer. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of March 31, 2015, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the chief executive officer and the chief financial officer, and recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors

There are no changes from those listed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibit Index

Exhibit		Incorporated by reference herein
Number	Description	Form	Exhibit	Date

4.1	Second Amendment to Rights Agreement, dated as of October 22, 2014, between American Shared Hospital Services and American Stock Transfer & Trust Company.	Current Report on Form 8-K	3.1	October 24, 2014
10.1	Common Stock Purchase Agreement, dated as of June 11, 2014, by and among the Company and the Investors.	Current Report on Form 8-K	10.1	June 13, 2014
10.2	Common Stock Purchase Agreement, dated as of October 22, 2014, by and between the Company and Raymond C. Stachowiak.	Current Report on Form 8-K	10.2	October 24, 2014
10.3	Note and Warrant Purchase Agreement, dated as of October 22, 2014, by and among the Company and the Investors.	Current Report on Form 8-K	10.1	October 24, 2014
10.4	Warrant Amendment Agreement dated as of December 5, 2014, by and among the Company and the Investors.	Current Report on Form 8-K	10.1	December 5, 2014
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101	The following materials from the Quarterly Report on Form 10-Q for American Shared Hospital Services for the quarter ended March 31, 2015, filed on May 15, 2015, formatted in XBRL: Condensed Consolidated Balance Sheets as of March 31, 2015 (unaudited) and December 31, 2014; Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014; Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014; Condensed Consolidated Statement of Shareholders’ Equity for the periods ended December 31, 2013 and 2014 and three months ended March 31, 2015 (unaudited); Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and Notes to the Unaudited Condensed Consolidated Financial Statements, detail tagged.	*

	*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SHARED HOSPITAL SERVICES

Registrant

Date:	May 14, 2015	/s/ Ernest A. Bates, M.D.
Ernest A. Bates, M.D.
Chairman of the Board and Chief Executive Officer

Date:	May 14, 2015	/s/ Craig K. Tagawa
Craig K. Tagawa
Senior Vice President
Chief Operating and Financial Officer

