Form 10-Q
period 2015-06-30
AMERICAN SHARED HOSPITAL SERVICES
filed 2015-08-19
CIK 744825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015 or

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

As of August 1, 2015, there are outstanding 5,364,147 shares of the Registrant’s common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
ASSETS	June 30, 2015	December 31, 2014

Current assets:
Cash and cash equivalents	$1,798,000	$1,059,000
Restricted cash	50,000	50,000
Certificate of deposit	-	9,000,000
Accounts receivable, net of allowance for
doubtful accounts of $100,000 at June 30, 2015
and $100,000 at December 31, 2014	3,654,000	3,192,000
Other receivables	123,000	131,000
Prepaid expenses and other current assets	439,000	448,000
Current deferred tax assets	367,000	367,000

Total current assets	6,431,000	14,247,000

Property and equipment:
Medical equipment and facilities	84,600,000	82,151,000
Office equipment	721,000	721,000
Deposits and construction in progress	10,379,000	13,736,000
	95,700,000	96,608,000
Accumulated depreciation and
amortization	(46,269,000)	(46,572,000)
Net property and equipment	49,431,000	50,036,000

Investment in equity securities	600,000	2,709,000
Other assets	466,000	536,000

Total assets	$56,928,000	$67,528,000

LIABILITIES AND	(unaudited)
SHAREHOLDERS' EQUITY	June 30, 2015	December 31, 2014

Current liabilities:
Accounts payable	$289,000	$421,000
Employee compensation and benefits	160,000	179,000
Other accrued liabilities	1,301,000	763,000

Current portion of long-term debt	2,848,000	2,005,000
Current portion of obligations under capital leases	4,304,000	4,103,000
Advances on line of credit	-	8,780,000

Total current liabilities	8,902,000	16,251,000

Long-term debt, less current portion	7,811,000	8,586,000
Long-term capital leases, less current portion	11,345,000	12,190,000
Deferred revenue, less current portion	779,000	874,000

Deferred income taxes	3,489,000	3,473,000

Shareholders' equity:
Common stock (5,364,000 shares at June 30, 2015 and 5,361,000 shares at December 31, 2014)	10,376,000	10,376,000
Additional paid-in capital	5,602,000	5,508,000
Retained earnings	3,700,000	5,542,000
Total equity-American Shared Hospital Services	19,678,000	21,426,000
Non-controlling interest in subsidiaries	4,924,000	4,728,000
Total shareholders' equity	24,602,000	26,154,000

Total liabilities and shareholders' equity	$56,928,000	$67,528,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Medical services revenue	$4,394,000	$3,379,000	$8,511,000	$7,443,000

Costs of revenue:

Maintenance and supplies	281,000	451,000	614,000	938,000

Depreciation and amortization	1,593,000	1,606,000	3,098,000	3,217,000

Other direct operating costs	718,000	477,000	1,400,000	1,154,000

	2,592,000	2,534,000	5,112,000	5,309,000

Gross Margin	1,802,000	845,000	3,399,000	2,134,000

Selling and administrative expense	979,000	937,000	1,800,000	1,859,000

Interest expense	345,000	510,000	665,000	980,000

Operating income (loss)	478,000	(602,000)	934,000	(705,000)

(Loss) on write down investment in equity securities	(2,114,000)	-	(2,114,000)	-
(Loss) on sale of subsidiary	-	(572,000)	-	(572,000)
Gain on foreign currency transactions	-	146,000	-	161,000
Interest and other income	5,000	6,000	11,000	15,000

(Loss) before income taxes	(1,631,000)	(1,022,000)	(1,169,000)	(1,101,000)

Income tax expense	106,000	34,000	236,000	4,000

Net (loss)	(1,737,000)	(1,056,000)	(1,405,000)	(1,105,000)

Less: Net (income) loss attributable to non-controlling interests	(233,000)	129,000	(437,000)	82,000

Net (loss) attributable to American Shared Hospital Services	$(1,970,000)	$(927,000)	$(1,842,000)	$(1,023,000)

Net (loss) per share:

(Loss) per common share - basic	$(0.36)	$(0.20)	$(0.34)	$(0.22)

(Loss) per common share - assuming dilution	$(0.36)	$(0.20)	$(0.34)	$(0.22)

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

(Unaudited)

	Six months ended June 30,
	2015	2014

Net (loss) attributable to American Shared Hospital Services	$(1,842,000)	$(1,023,000)

Other comprehensive income:
Foreign currency translation adjustments	-	779,000

Less comprehensive (income) attributable to the non-controlling interest	-	(337,000)

Comprehensive (loss) attributable to American Shared Hospital Services, net of tax	(1,842,000)	(581,000)

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	PERIODS ENDED DECEMBER 31, 2014 AND JUNE 30, 2015
				Accumulated
			Additional	Other			Non-controlling
	Common	Common	Paid-in	Comprehensive	Retained	Sub-Total	Interests in
	Shares	Stock	Capital	Income (Loss)	Earnings	ASHS	Subsidiaries	Total

Balances at January 1, 2014	4,609,000	8,578,000	4,990,000	(442,000)	6,494,000	19,620,000	4,435,000	24,055,000

Repurchase common stock	(1,000)	(2,000)	-	-	-	(2,000)	-	(2,000)

Stock-based compensation expense	3,000	-	373,000	-	-	373,000	-	373,000

Private placement common stock	750,000	1,800,000	-	-	-	1,800,000	-	1,800,000

Fair value of warrants issued with promissory notes	-	-	145,000	-	-	145,000	-	145,000

Non-controlling interest investment in subsidiaries	-	-	-	-	-	-	517,000	517,000

Cash distributions to non-controlling interests	-	-	-	-	-	-	(951,000)	(951,000)

Cumulative translation adjustment	-	-	-	442,000	-	442,000	337,000	779,000

Net (loss) income	-	-	-	-	(952,000)	(952,000)	390,000	(562,000)

Balances at December 31, 2014	5,361,000	10,376,000	5,508,000	-	5,542,000	21,426,000	4,728,000	26,154,000

Stock-based compensation expense	3,000	-	94,000	-	-	94,000	-	94,000

Non-controlling interest investment in subsidiaries	-	-	-	-	-	-	27,000	27,000

Cash distributions to non-controlling interests	-	-	-	-	-	-	(268,000)	(268,000)

Net (loss) income	-	-	-	-	(1,842,000)	(1,842,000)	437,000	(1,405,000)

Balances at June 30, 2015 (unaudited)	5,364,000	$10,376,000	$5,602,000	$-	$3,700,000	$19,678,000	$4,924,000	$24,602,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months ended June 30,
	2015	2014
Operating activities:
Net (loss)	$(1,405,000)	$(1,105,000)

Adjustments to reconcile net (loss) to net cash from operating activities:

Depreciation and amortization	3,124,000	3,292,000

Loss on write down of investment in equity securities	2,114,000	-

Loss on sale of subsidiary	-	572,000

Deferred income tax	16,000	(47,000)

(Gain) on foreign currency transactions	-	(161,000)

Stock-based compensation expense	94,000	46,000

Other non-cash items	24,000	-

Changes in operating assets and liabilities:

Receivables	(454,000)	(86,000)

Prepaid expenses and other assets	64,000	(4,000)

Customer deposits/deferred revenue	(13,000)	(25,000)

Accounts payable and accrued liabilities	305,000	(90,000)

Net cash from operating activities	3,869,000	2,392,000

Investing activities:
Payment for purchase of property and equipment	(1,344,000)	(296,000)

Investment in equity securities	(5,000)	-

Proceeds from sale of subsidiary	-	768,000

Net (used in) from cash from investing activities	(1,349,000)	472,000

Financing activities:
Principal payments on long-term debt	(979,000)	(1,772,000)

Principal payments on capital leases	(1,804,000)	(2,165,000)

Proceeds from long-term debt financing on property and equipment	1,023,000	-

Proceeds from certificate of deposit	9,000,000	-

Advances on line of credit	-	70,000

Payments on line of credit	(8,780,000)	(1,200,000)

Non-controlling interest investment in subsidiaries	27,000	102,000

Cash distributions to non-controlling interests	(268,000)	(434,000)

Common stock Repurchased	-	(2,000)

Private placement common stock	-	1,580,000

Net cash (used in) financing activities	(1,781,000)	(3,821,000)

Effect of changes in foreign exchange rates on cash	-	(8,000)

Net change in cash and cash equivalents	739,000	(965,000)

Cash and cash equivalents at beginning of period	1,059,000	1,909,000

Cash and cash equivalents at end of period	$1,798,000	$944,000

Supplemental cash flow disclosure:
Cash paid during the period for:

Interest	$889,000	$1,122,000

Income taxes	$(6,000)	$51,000

Schedule of non-cash investing and financing activities
Acquisition of equipment with capital lease financing	$1,160,000	$2,732,000

Equipment relieved in sale of subsidiary	$-	$(4,921,000)
Other assets relieved in sale of subsidiary	$-	$(826,000)
Debt relieved in sale of subsidiary	$-	$5,181,000
Other liabilities relieved in sale of subsidiary	$-	$14,000
Net equity releived in sale of subsidiary	$-	$1,351,000
OCI released to net income in sale of subsidiary	$-	$(779,000)
Investment released to net income in sale of subsidiary	$-	$(1,360,000)

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.          Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals and entries to record the impairment of the Company’s investment in equity securities and the sale of EWRS Tibbi Cihazlar Ticaret Ltd Sti, “EWRS Turkey”) necessary to present fairly American Shared Hospital Services’ consolidated financial position as of June 30, 2015 and the results of its operations for the three and six month periods ended June 30, 2015 and 2014, which results are not necessarily indicative of results on an annualized basis. Consolidated balance sheet amounts as of December 31, 2014 have been derived from audited consolidated financial statements.

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

The Company through its majority-owned subsidiary, GKF, provided Gamma Knife units to seventeen medical centers as of June 30, 2015 in the states of Arkansas, California, Connecticut, Florida, Illinois, Massachusetts, Mississippi, Nevada, New Jersey, New Mexico, New York, Tennessee, Oklahoma, Ohio, Texas, and Washington.

The Company also directly provides radiation therapy and related equipment, including Intensity Modulated Radiation Therapy (“IMRT”), Image Guided Radiation Therapy (“IGRT”) and a CT Simulator to the radiation therapy department at an existing Gamma Knife site in the United States.

The Company formed the subsidiaries GKUK and GKPeru, for the purposes of expanding its business internationally into the United Kingdom and Peru; LBE to provide proton beam therapy services in Long Beach, California; and AGKE and JGKE to provide Gamma Knife services in Albuquerque, New Mexico and Jacksonville, Florida. AGKE began operation in the second quarter 2011 and JGKE began operation in the fourth quarter 2011. GKPeru is expected to begin operation in the latter part of 2015/early 2016. GKUK is inactive and LBE is not expected to generate revenue within the next two years.

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

As of June 10, 2014 EWRS Turkey’s balance sheet accounts were translated at rates in effect as of those dates, respectively, and income and expense accounts were translated at the weighted average rates of exchange during those respective periods. Gains and losses from foreign currency transactions and remeasurement are listed in the Company’s Condensed Consolidated Statements of Operations. The Company recorded a net foreign currency gain of $146,000 and $161,000 for the three and six month periods ended June 30, 2014, respectively.

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

Effective May 31, 2014 (with closing occurring June 10, 2014) the Company sold EWRS Turkey for EUR 4.2 million (approximately $6.0M). The proceeds were used to reduce outstanding debt and the excess was cash to the Company of $768,000. Cash transactions were recorded for the time period June 1 to June 10, 2014, the date of closing. The Company recorded a loss on sale of subsidiary of $572,000. The Company was eligible for an earn-out in fiscal year 2014 based on future revenue derived from the units sold to Euromedic. The Company did not meet its 2014 earn-out milestone. The Company is also eligible for an earn-out in fiscal year 2015 based on future revenues, but does not anticipate it will meet the 2015 earn out therefore no amounts have been recorded as of June 30, 2015.

Based on guidance provided in ASC 320 Investments – Debt and Equity Securities (“ASC 320”) and Staff Accounting Bulletins (“SAB”) Topic 5M Other Than Temporary Impairment (“OTTI”) of Certain Investments in Equity Securities (“SAB Topic 5M”), the Company analyzed the recent events of Mevion Medical Systems, Inc. (“Mevion”), formerly Still River Systems, and determined that these circumstances indicate a decline in value of its Mevion investment that is other-than-temporary, and determined that a write-down of the carrying value should be recognized at this time. The Company adjusted its investment in Mevion to the determined fair value of $600,000 and recorded a $2,114,000 impairment loss. The $2,114,000 other than temporary impairment of its investment in Mevion is recorded in other (loss) on the Company’s Condensed Consolidated Statement of Operations.

Recently Issued Accounting Pronouncements

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

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability, be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The new standard is effective for the Company on January 1, 2016. Early adoption is permitted. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The Company is evaluating the effect that ASU 2015-03 will have on its consolidated financial statements and related disclosures and has not yet selected a transition method.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. In July 2015, the FASB voted to delay the effective date of this standard until the first quarter of 2018. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures and has not yet selected a transition method.

Note 2.          Per Share Amounts

The following table sets forth the computation of basic and diluted earnings per share for the three and six month periods ended June 30, 2015 and 2014:

	Three Months ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014
Net (loss) attributable to American Shared Hospital Services	$(1,970,000)	$(927,000)	$(1,842,000)	$(1,023,000)
Weighted average common shares for basic earnings per share	5,484,000	4,718,000	5,480,000	4,718,000
Diluted effect of stock options and restricted stock	-	-	-	-
Weighted average common shares for diluted earnings per share	5,484,000	4,718,000	5,480,000	4,718,000

Basic (loss) per share	$(0.36)	$(0.20)	$(0.34)	$(0.22)
Diluted (loss) per share	$(0.36)	$(0.20)	$(0.34)	$(0.22)

Pursuant to GAAP, potentially dilutive common stock equivalents, such as dilutive stock options, are not considered when their inclusion in reporting earnings per share would be dilutive to reported losses incurred per share. Because the Company reported a loss for the three and six month periods ending June 30, 2015 and June 30, 2014, the potentially dilutive effects of approximately 38,000 and 42,000 of the Company’s stock options and 14,000 and 15,000 unvested restricted stock units were not considered for the reporting period, respectively.

Note 3.          Stock-based Compensation

On June 2, 2010, the Company’s shareholders approved an amendment and restatement of the 2006 Stock Incentive Plan (the “2006 Plan”). Among other things, the amendment and restatement renamed the 2006 Plan to the Incentive Compensation Plan (the “Plan”) and increased the number of shares of the Company’s common stock reserved for issuance under the Plan by an additional 880,000 shares from 750,000 shares to 1,630,000 shares. The shares are reserved for issuance to officers of the Company, other key employees, non-employee directors, and advisors. The Plan serves as successor to the Company’s previous two stock-based employee compensation plans, the 1995 and 2001 Stock Option Plans. The shares reserved under those two plans, including the shares of common stock subject to currently outstanding options under the plans, were transferred to the Plan, and no further grants or share issuances will be made under the 1995 and 2001 Plans. On June 16, 2015, the Company’s shareholders approved an amendment and restatement of the Plan in order to extend the term of the Plan by two years.

Stock-based compensation expense associated with the Company’s stock-based awards to employees is calculated using the Black-Scholes valuation model. The Company’s stock-based awards have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates. The estimated fair value of the Company’s option grants is estimated using assumptions for expected life, volatility, dividend yield, and risk-free interest rate which are specific to each award. The estimated fair value of the Company’s options is amortized over the period during which an employee is required to provide service in exchange for the award (requisite service period), usually the vesting period. Accordingly, stock-based compensation cost before income tax effect in the amount of $58,000 and $94,000 is reflected in net income for the three and six month periods ended June 30, 2015, compared to $20,000 and $46,000 in the same periods in the prior year, respectively.

The following table summarizes restricted stock awards, consisting primarily of annual automatic grants and deferred compensation to non-employee directors, for the six month period ended June 30, 2015:

	Restricted Stock Awards/Units	Grant Date Weighted- Average Fair Value	Intrinsic Value
Outstanding at January 1, 2015	29,000	$2.88	$-
Granted	3,000	$2.58	$-
Vested	(15,000)	$2.85	$-
Forfeited	-	$-	$-
Outstanding at June 30, 2015	17,000	$2.84	$-

The following table summarizes stock option activity for the six month period ended June 30, 2015:

	Stock Options	Grant Date Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)
Outstanding at January 1, 2015	659,000	$3.13	5.57
Granted	12,000	$2.58	-
Exercised	(2,000)	$2.30	-
Forfeited	(55,000)	$5.97	-
Outstanding at June 30, 2015	614,000	$2.87	6.08
Exercisable at June 30, 2015	82,000	$2.74	3.44

Note 4.          Investment in Equity Securities

As of June 30, 2015 and December 31, 2014 the Company had a $600,000 and $2,709,000 investment, respectively, in the common stock of Mevion. As of June 30, 2015, the Company also has $5,000,000 in non-refundable deposits toward the purchase of three MEVION S250 systems from Mevion.

The Company has carried its investment in Mevion at cost and reviews it for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value of the investment may be below its cost basis on an other than temporary impairment basis. The Company evaluated this investment for impairment at December 31, 2014 and reviewed it at June 30, 2015 in light of the length of time and extent to which market value has been below cost, the financial condition and near term prospects of Mevion, current market conditions and events, and our ability and intent to retain our investment for a period sufficient to allow for an anticipated recovery in the market value. On July 27, 2015 Mevion cancelled its planned initial public offering (“IPO”) and announced on August 4, 2015 that it had entered into an investment agreement where up to $200 million will be invested by HOPU Investments, YuanMing Capital and existing U.S. investors. Concurrent with this investment, Mevion and the lead investors intend to form a joint venture to produce, sell and service proton therapy systems for the Chinese market. The Company’s investment in the common stock of Mevion, will represent an approximate 0.56% interest following this latest private placement transaction on a fully diluted basis.

The Company analyzed the recent events stated above and determined that the cancellation of Mevion’s IPO indicated a decline in value of its Mevion investment that is other-than-temporary, and determined that a write-down of the carrying value should be recognized at this time. In assessing whether the impairment is OTTI, we evaluated the length of time and extent to which market value has been below cost, the financial conditions and near term prospects of Mevion, the significance of recent events and our ability and intent to retain our investment for a period sufficient to allow for an anticipated recovery in the market value. There are no current plans to dispose of this investment but based on the extended period of impairment, coupled with the cancellation of a planned initial public offering, the Company adjusted its investment in Mevion to the determined fair value of $600,000 and recorded a $2,114,000 impairment loss.

In determining the fair value of the Company’s common stock in Mevion, the Company was able to obtain several common stock estimates based under a probability weighted expected return method (“P-WERM”). The P-WERM analysis considered the probability of several potential outcomes in its determination of a fair value of the Mevion investment. The Company reviewed certain scenarios from the P-WERM analysis as well as additional analyses and estimated the value of its common stock investment in Mevion at approximately $600,000.

The $2,114,000 other than temporary impairment of its investment in Mevion is recorded in other (loss) on the Company’s Condensed Consolidated Statement of Operations. This transaction is treated as a capital loss for tax purposes which may be deducted only to the extent the Company has capital gains. The Company is not aware of any event or transaction planned where the Company would generate a capital gain. Therefore, a full valuation allowance was recorded against the income tax benefit from the impairment loss, and the net impact to the income tax provision for the three and six month periods ended June 30, 2015 was $0.

The first MEVION S250, located at Barnes-Jewish Hospital in St. Louis, MO (“Barnes-Jewish Hospital”), treated its first patient on December 19, 2013. The second MEVION S250, located at the Ackerman Cancer Center in Jacksonville, Florida (“Ackerman Cancer Center”), treated its first patient in April 2015. The third MEVION S250, located at Robert Wood Johnson University Hospital in New Brunswick, New Jersey (“Robert Wood Johnson”), started May 2015. The Company’s first MEVION S250 system was delivered to UF Health Cancer Center at Orlando Health in November 2014 and anticipates treating patients in the first quarter 2016.

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

The estimated fair value of the Company’s assets and liabilities as of June 30, 2015 and December 31, 2014 were as follows (in thousands):

	Level 1	Level 2	Level 3	Total	Carrying Value
June 30, 2015

Assets:
Cash, cash equivalents, restricted cash	$1,848	$-	$-	$1,848	$1,848
Investment in equity securities	-	-	600	600	600
Total	$1,848	$-	$600	$2,448	$2,448

Liabilities
Debt obligations	$-	$9,564	$-	$9,564	$10,659
Total	$-	$9,564	$-	$9,564	$10,659

December 31, 2014

Assets:
Cash, cash equivalents, restricted cash	$1,109	$-	$-	$1,109	$1,109
Certificate of deposit	9,000	-	-	9,000	9,000
Investment in equity securities	-	-	330	330	2,709
Total	$10,109	$-	$330	$10,439	$12,818

Liabilities
Advances on line of credit	$8,780	$-	$-	$8,780	$8,780
Debt obligations	-	10,658	-	10,658	10,591
Total	$8,780	$10,658	$-	$19,438	$19,371

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

Note 8.          Income Taxes

We generally calculate our effective income tax rate at the end of an interim period using an estimate of the annualized effective income tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate of the annualized effective income tax rate cannot be made, we compute our provision for income taxes using the actual effective income tax rate for the results of operations reported within the year-to-date periods. Our effective income tax rate is highly influenced by relative income or losses reported and the amount of the nondeductible stock-based compensation associated with grants of our common stock options and historically from the results of foreign operations. A small change in estimated annual pretax income (loss) can produce a significant variance in the annualized effective income tax rate given the expected amount of these items. As a result, we have computed our provision for income taxes for the three and six month periods ended June 30, 2015 and 2014 by applying the actual effective tax rates to income or (loss) reported within the condensed consolidated financial statements through those periods.

Note 9.          Note, Warrant, & Common Stock Purchase Agreement

In June 2014, the Company sold in a private offering, an aggregate of 650,000 common shares for gross proceeds of approximately $1,600,000. The purchasers were three members of the Board of Directors. In October 2014, the Company issued an aggregate of $1,000,000 of 3-year promissory notes with warrants and 100,000 common shares to four members of the Board of Directors, for gross proceeds of approximately $1,220,000.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report to the Securities and Exchange Commission may be deemed to contain certain forward-looking statements with respect to the financial condition, results of operations and future plans of American Shared Hospital Services, which involve risks and uncertainties including, but not limited to, the risks of the Gamma Knife and radiation therapy businesses, the risks of developing The Operating Room for the 21st CenturySM program, the risks of investing in a development-stage company, Mevion, and the risks of timing, financing and operations of the Company’s proton therapy business. Further information on potential factors that could affect the financial condition, results of operations and future plans of American Shared Hospital Services is included in the filings of the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and the definitive Proxy Statement for the Annual Meeting of Shareholders held on June 16, 2015

The Company had seventeen Gamma Knife units in operation on June 30, 2015 and June 30, 2014. Two of the Company’s customer contracts are through subsidiaries where GKF or its subsidiary is the majority owner and managing partner. Ten of the Company’s seventeen current Gamma Knife customers are under fee-per-use contracts, and seven customers are under retail arrangements. The Company’s contract to provide radiation therapy and related equipment services to an existing Gamma Knife customer is also considered a retail arrangement. Retail arrangements are further classified as either turn-key or revenue sharing. Revenue from fee per use contracts is determined by each hospital’s contracted rate. For revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital. Under turn-key arrangements, the Company receives payment from the hospital in the amount of its reimbursement from third party payors, and is responsible for paying all the operating costs of the equipment. Operating costs are determined primarily based on historical treatment protocols and cost schedules with the hospital. The Company records an estimate of operating costs which are reviewed on a regular basis and adjusted as necessary to more accurately reflect the actual operating costs. For the turn-key sites, the Company also shares a percentage of net operating profit. The Company records an estimate of net operating profit based on estimated revenues, less estimated operating costs.

Prior to April 1, 2013, Medicare’s reimbursement rate for Gamma Knife treatment had been relatively stable. Congress’s enactment of the American Taxpayer Relief Act of 2012, however, reduced Medicare’s Gamma Knife reimbursement rate from approximately $10,000 to $5,600, effective April 1, 2013. This change caused a substantial reduction in the Company’s revenues during 2013 and 2014. Effective January 1, 2015, the Centers for Medicare and Medicaid (CMS) established a Comprehensive Ambulatory Payment Classification for single session radiosurgery treatments, which increased the reimbursement rate by more than $4,000 to $9,768. CMS has proposed a 2016 total reimbursement rate of approximately $8,830 for a Medicare Gamma Knife treatment. CMS’s 2016 proposal is subject to change before final adoption.

Medical services revenue increased by $1,015,000 and $1,068,000 to $4,394,000 and $8,511,000 for the three and six month periods ended June 30, 2015 from $3,379,000 and $7,443,000 for the three and six month periods ended June 30, 2014, respectively. Gamma Knife revenue, excluding Gamma Knife revenue from EWRS Turkey in 2014, increased $1,204,000 and $1,694,000 compared to the three and six month periods ended June 30, 2014, respectively. The increase in Gamma Knife revenue was due to an increase in procedures at existing sites and increased revenue per procedure driven by increased Medicare reimbursement in 2015. The increase in medical services revenue was partially offset by a decline in volume at the Company’s existing radiation therapy site.

The number of Gamma Knife procedures increased by 38 and decreased by 76 to 518 and 997 for the three and six month periods ended June 30, 2015 from 480 and 1,073 in the same periods in the prior year, respectively. Excluding procedures reported from EWRS Turkey, Gamma Knife procedures increased by 112 and 148 compared to the three and six month periods ended June 30, 2014, respectively. The increase was primarily due to the addition of a new site in the fourth quarter of 2014 and increased volumes at existing sites, offset by volume from an existing customer who chose not to renew its contract with the Company during the second quarter 2015.

Total costs of revenue increased by $58,000 and decreased $197,000 to $2,592,000 and $5,112,000 for the three and six month periods ended June 30, 2015 from $2,534,000 and $5,309,000 for the three and six month periods ended June 30, 2014, respectively. Excluding costs of revenue from EWRS Turkey, costs of revenue increased $311,000 and $374,000 for the three and six month periods ended June 30, 2015, compared to the same periods prior year, respectively. Excluding EWRS Turkey, maintenance and supplies decreased by $67,000 and $136,000 for the three and six month periods ended June 30, 2015 due to the expiration of two maintenance contracts at existing sites. Excluding EWRS Turkey, depreciation and amortization increased by $148,000 and $272,000 for the three and six month periods ended June 30, 2015 due to three Cobalt-60 reloads performed in the first two quarters of 2015. When a reload is performed the book value of the unit increases which increases depreciation expense. Excluding EWRS Turkey, other direct operating costs increased by $230,000 and $238,000 for the three and six month periods ended June 30, 2015 compared to the same periods in the prior year, respectively. The increase for the three and six month periods is due to increased operating costs for the Company’s retail sites, property taxes, and state and county taxes.

Selling and administrative costs increased by $42,000 and decreased $59,000 to $979,000 and $1,800,000 for the three and six month periods ended June 30, 2015 from $937,000 and $1,859,000 for the same periods in the prior year, respectively. Excluding EWRS Turkey, selling and administrative costs increased $40,000 and decreased $18,000 for the three and six month periods ended June 30, 2015. For the three month period, the increase was due to increased legal and audit fees. For the six month period, the decrease was due to rent and travel expense.

Interest expense decreased by $165,000 and $315,000 to $345,000 and $665,000 for the three and six month periods ended June 30, 2015 from $510,000 and $980,000 for the three and six month periods ended June 30, 2014, respectively. Excluding EWRS Turkey, interest expense decreased by $91,000 and $215,000 for the three and six month periods, primarily due to the closure of the Company’s line of credit on January 2, 2015 and the pay-down of the Company’s existing debt obligation for its IGRT machine at the end of 2014.

The Company recorded a loss on the write down of its equity investment in Mevion of $2,114,000 for the three and six month periods ended June 30, 2015. The Company determined its investment in Mevion was other-than-temporary and wrote down the carrying value of the investment accordingly. In determining the fair value of the Company’s common stock in Mevion, the Company reviewed certain scenarios from the P-WERM analysis as well as additional analyses and estimated the value of its common stock investment in Mevion at approximately $600,000. The Company adjusted its investment in Mevion to the determined fair value of $600,000 and recorded a $2,114,000 impairment loss. This transaction is treated as a capital loss for tax purposes which may be deducted only to the extent the Company has capital gains. The Company is not aware of any event or transaction planned where the Company would generate a capital gain. Therefore a full valuation allowance was recorded against the income tax benefit from the impairment loss, and the net impact to the income tax provision for the three and six month periods ended June 30, 2015 was $0.

The Company recorded a loss from sale of EWRS Turkey of $572,000 for the three and six month periods ended June 30, 2014. The loss on sale represents the net book value of EWRS’s investment in EWRS Turkey at the date of the sale, after proceeds from the sale were used to pay off outstanding debt. The Company also recorded income tax expense due to the write off of a deferred tax asset of $165,000 related to losses sustained by EWRS Turkey through December 31, 2013, for the three and six month periods ended June 30, 2014. The deferred tax asset could no longer be utilized since EWRS Turkey was sold on June 10, 2014.

The gain from foreign currency transactions was $0 for the three and six month periods ended June 30, 2015 compared to $146,000 and $161,000 for the same periods in the prior year, respectively. The gain or loss from foreign currency transactions was driven by fluctuations in the exchange rate between the US Dollar and Turkish Lira.

Interest and other income decreased by $1,000 and $4,000 to $5,000 and $11,000 for the three and six month periods ended June 30, 2015 from $6,000 and $15,000 for the three and six month periods ended June 30, 2014, respectively. Interest income is generated from interest earned on the Company’s certificate of deposit, which was liquidated on January 2, 2015, and other investments.

The Company had income tax expense of $106,000 and $236,000 for the three and six month periods ended June 30, 2015 compared to income tax expense of $34,000 and $4,000 for the three and six month periods ended June 30, 2014, respectively. For the three and six month periods ended June 30, 2015, the increase in income tax expense is primarily due to higher taxable income attributable to American Shared Hospital Services. For the three month period ended June 30, 2014, the Company recorded an income tax benefit of $161,000 due to lower taxable income attributable to American Shared Hospital Services. The income tax benefit was offset by the deferred tax asset of $165,000 written off due to the sale of EWRS Turkey.

Net income attributable to non-controlling interest increased by $362,000 and $519,000 to $233,000 and $437,000 for the three and six month periods ended June 30, 2015 from a loss of $129,000 and $82,000 for the three and six month periods ended June 30, 2014, respectively. Non-controlling interest primarily represents the 19% interest of GKF owned by a third party, as well as non-controlling interests in subsidiaries of GKF owned by third parties that began operations in 2011. Variances in net income attributable to non-controlling interest represent the relative increase or decrease in profitability of GKF and these ventures. For the three and six month periods ended June 30, 2014, the loss attributable to non-controlling interest was primarily due to the loss on sale of EWRS Turkey.

The Company had a net loss of $1,970,000, or $0.36 per diluted share, and $1,842,000, or $0.34 per diluted share, for the three and six month periods ended June 30, 2015, compared to a net loss of $927,000, or ($0.20) per diluted share, and $1,023,000, or ($0.22) per diluted share, in the same periods in the prior year, respectively. For the three and six month periods ended June 30, 2015 the loss was attributable to an impairment charge of $2,114,000 related to the Company’s equity investment in Mevion. For the three and six month periods ended June 30, 2014, the net loss was primarily due to the loss on sale of EWRS Turkey, lower procedure volume at existing sites, and a decline in reimbursement rates due to changes in payor mix.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $1,798,000 at June 30, 2015 compared to $1,059,000 at December 31, 2014. The Company’s cash position increased by $739,000 due to net cash from operating activities of $3,869,000, proceeds from long-term debt financing on property and equipment of $1,023,000, capital contributions of $27,000, and net proceeds from the certificate of deposit and pay-down on the line of credit of $220,000. These increases were offset by payments for the purchase of property and equipment of $1,344,000, investment in equity securities of $5,000, principal payments on long term debt and capital leases of $2,783,000, and distributions to non-controlling interests of $268,000.

The Company had cash and cash equivalents of $944,000 at June 30, 2014 compared to $1,909,000 at December 31, 2013. The Company’s cash position decreased by $965,000 due to payments for the purchase of property and equipment of $296,000, principal payments on long term debt and capital leases of $3,937,000, distributions to non-controlling interests of $434,000, repurchase of common stock of $2,000, net payments on the Company’s line of credit with a bank of $1,130,000 and changes in cash from foreign exchange rate of $8,000. These decreases were offset by net cash from operating activities of $2,392,000, capital contributions of $102,000, proceeds from the sale of EWRS Turkey of $768,000, and private placement of common stock of $1,580,000 to three directors of the Company which closed on June 12, 2014.

The Company has scheduled interest and principal payments under its debt obligations of approximately $3,417,000 and scheduled capital lease payments of approximately $5,111,000 during the next 12 months. The Company believes that its cash flow from cash on hand, operations, and other resources are adequate to meet its scheduled debt and capital lease obligations during the next 12 months.

The Company as of June 30, 2015 had shareholders’ equity of $24,602,000, negative working capital of $2,471,000 and total assets of $56,928,000.

Commitments

The Company has a $600,000 common stock investment in Mevion, which is considered a long-term investment on the balance sheet.  As of June 30, 2015, the Company also has $5,000,000 in non-refundable deposits toward the purchase of three MEVION S250 systems from Mevion.  The non-refundable deposits are recorded in the condensed consolidated balance sheets as deposits and construction in progress.  In, 2011, the Company entered into an agreement with a radiation oncology physician group which contributed $400,000 towards the deposits on the third system.

The Company has commitments to purchase three PBRT systems, one Gamma Knife Perfexion system, and one Gamma Knife model 4C system as of June 30, 2015.  Total Gamma Knife commitments as of June 30, 2015 are $4,934,000.  Financing has been committed to the Model 4C unit.  The Gamma Knife model 4C system is projected to be installed in late 2015/early 2016 at the Company’s new customer site in Peru.  There are cash requirements for the Peru commitment in the next 12 months of approximately $600,000. The Company believes that cash flow from cash on hand and operations will be sufficient to cover this payment. The Perfexion is for a site yet to be determined and there are no cash requirements for the Perfexion system in the next 12 months.

Total PBRT commitments are $38,600,000 as of June 30, 2015.  The Company’s first PBRT system was delivered in November 2014 for which the Company has a lease financing commitment, pending execution of definitive documents, for $9,000,000.  The lease financing commitment has been structured so that the Company will be reimbursed $1,000,000 of the progress payments paid, to date. The remaining two PBRT projects currently do not have anticipated delivery dates.  There is a cash payment due, approximately January 2016, for the first PBRT system, which will be financed via the $9,000,000 commitment. The timing of progress payments for PBRT contracts two and three are dependent upon future events and the Company has some flexibility to delay the due dates of these commitments.  There are no cash requirements for these commitments in the next 12 months.

Total commitments are approximately $43,534,000, towards which the Company has made non-refundable deposits totaling approximately $5,000,000 and obtained total financing commitments of $11,784,000.  Approximately $26,750,000 of these commitments are not expected to start becoming due until late 2016 and the Company is in discussions with lenders to finance the remaining two proton systems and expects to fund the currently unfunded Perfexion unit through additional lending activity.  The non-refundable deposits are classified as deposits and construction in progress under Property and Equipment in the condensed consolidated balance sheets as of June 30, 2015.

	Commitments	Cash Deposits	Financing Commited	Total Commited

Proton Beam Units	$38,600,000	$5,000,000	$9,000,000	$14,000,000

Gamma Knife Units	4,934,000	-	2,784,000	2,784,000

Total Commitments	$43,534,000	$5,000,000	$11,784,000	$16,784,000

Item 3.          Quantitative and Qualitative Disclosures about Market Risk

The Company does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage or prepayment features. The Company does not have affiliation with partnerships, trusts or other entities whose purpose is to facilitate off-balance sheet financial transactions or similar arrangements, and therefore has no exposure to the financing, liquidity, market or credit risks associated with such entities. At June 30, 2015 the Company had no significant long-term, market-sensitive investments.

Item 4.          Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the company and its subsidiaries is communicated to the chief executive officer and the chief financial officer. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of June 30, 2015, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the chief executive officer and the chief financial officer, and recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.
None.

Item 1A.	Risk Factors.
There are no changes from those listed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
See Current Report on Form 8-K filed on June 13, 2014

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibit Index

Incorporated by reference herein
Exhibit Number		Description		Form	Exhibit	Date
10.1		American Shared Hospital Services 2006 Stock Incentive Plan	*
10.2		American Shared Hospital Services Incentive Compensation Plan (Formerly the 2006 Stock Incentive Plan) as amended and restated effective March 18, 2010	*
10.3		American Shared Hospital Services Incentive Compensation Plan as amended and restated effective April 16, 2015	*
10.4		Amended and Restated Equipment Lease Agreement dated as of December 12, 2014, between GK Financing, LLC and the Board of Trustees of the University of Arkansas on behalf of the University of Arkansas for Medical Sciences	*
10.5		Addendum Three to Lease Agreement for a Gamma Knife Unit dated as of April 25, 2015, between The Community Hospital Group, Inc., dba JFK Medical Center, a New Jersey corporation and GK Financing, LLC	*
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	ǂ
101.INS		XBRL Instance Document	*
101.SCH		XBRL Taxonomy Extension Schema Document	*
101.CAL		XBRL Taxonomy Calculation Linkbase Document	*
101.DEF		XBRL Taxonomy Definition Linkbase Document	*
101.LAB		XBRL Taxonomy Label Linkbase Document	*
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document	*

	*	Filed herewith.
	ǂ	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SHARED HOSPITAL SERVICES

Registrant

Date:	August 19, 2015	/s/ Ernest A. Bates, M.D.
Ernest A. Bates, M.D.
Chairman of the Board and Chief Executive Officer

Date:	August 19, 2015	/s/ Craig K. Tagawa
Craig K. Tagawa
Senior Vice President
Chief Operating and Financial Officer

