Form 10-Q
period 2015-09-30
AMERICAN SHARED HOSPITAL SERVICES
filed 2015-11-12
CIK 744825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015 or

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

As of November 1, 2015, there are outstanding 5,364,147 shares of the Registrant’s common stock.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
ASSETS	September 30, 2015	December 31, 2014

Current assets:
Cash and cash equivalents	$2,184,000	$1,059,000
Restricted cash	50,000	50,000
Certificate of deposit	-	9,000,000
Accounts receivable, net of allowance for doubtful accounts of $100,000 at September 30, 2015 and $100,000 at December 31, 2014	3,451,000	3,192,000
Other receivables	131,000	131,000
Prepaid expenses and other current assets	405,000	448,000
Current deferred tax assets	367,000	367,000

Total current assets	6,588,000	14,247,000

Property and equipment:
Medical equipment and facilities	83,120,000	82,151,000
Office equipment	721,000	721,000
Deposits and construction in progress	10,544,000	13,736,000
	94,385,000	96,608,000
Accumulated depreciation and amortization	(46,136,000)	(46,572,000)
Net property and equipment	48,249,000	50,036,000

Investment in equity securities	605,000	2,709,000
Other assets	444,000	536,000

Total assets	$55,886,000	$67,528,000

LIABILITIES AND	(unaudited)
SHAREHOLDERS' EQUITY	September 30, 2015	December 31, 2014

Current liabilities:
Accounts payable	$454,000	$421,000
Employee compensation and benefits	156,000	179,000
Other accrued liabilities	1,370,000	763,000

Current portion of long-term debt	2,781,000	2,005,000
Current portion of obligations under capital leases	4,254,000	4,103,000
Advances on line of credit	-	8,780,000

Total current liabilities	9,015,000	16,251,000

Long-term debt, less current portion	7,465,000	8,586,000
Long-term capital leases, less current portion	10,310,000	12,190,000
Deferred revenue, less current portion	749,000	874,000

Deferred income taxes	3,581,000	3,473,000

Shareholders' equity:
Common stock (5,364,000 shares at September 30, 2015 and 5,361,000 shares at December 31, 2014)	10,376,000	10,376,000
Additional paid-in capital	5,660,000	5,508,000
Retained earnings	3,743,000	5,542,000
Total equity-American Shared Hospital Services	19,779,000	21,426,000
Non-controlling interest in subsidiary	4,987,000	4,728,000
Total shareholders' equity	24,766,000	26,154,000

Total liabilities and shareholders' equity	$55,886,000	$67,528,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Medical services revenue	$3,875,000	$3,982,000	$12,386,000	$11,425,000

Costs of revenue:

Maintenance and supplies	252,000	382,000	866,000	1,320,000

Depreciation and amortization	1,521,000	1,478,000	4,619,000	4,695,000

Other direct operating costs	648,000	519,000	2,048,000	1,673,000

	2,421,000	2,379,000	7,533,000	7,688,000

Gross Margin	1,454,000	1,603,000	4,853,000	3,737,000

Selling and administrative expense	904,000	933,000	2,704,000	2,792,000

Interest expense	235,000	396,000	900,000	1,376,000

Operating income (loss)	315,000	274,000	1,249,000	(431,000)

(Loss) on write down investment in equity securities	-	-	(2,114,000)	-
(Loss) on sale of subsidiary	-	-	-	(572,000)
Gain on foreign currency transactions	-	-	-	161,000
Interest and other income	3,000	7,000	14,000	22,000

Income (loss) before income taxes	318,000	281,000	(851,000)	(820,000)

Income tax expense	92,000	29,000	328,000	33,000

Net income (loss)	226,000	252,000	(1,179,000)	(853,000)

Less: Net (income) attributable to non-controlling interests	(183,000)	(239,000)	(620,000)	(157,000)

Net income (loss) attributable to American Shared Hospital Services	$43,000	$13,000	$(1,799,000)	$(1,010,000)

Net income (loss) per share:

Income (loss) per common share - basic	$0.01	$0.00	$(0.33)	$(0.21)

Income (loss) per common share - assuming dilution	$0.01	$0.00	$(0.33)	$(0.21)

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Net income (loss) attributable to American Shared Hospital Services	$43,000	$13,000	$(1,799,000)	$(1,010,000)

Other comprehensive income:
Foreign currency translation adjustments	-	-	-	779,000

Total comprehensive income (loss)	43,000	13,000	(1,799,000)	(231,000)
Less comprehensive (loss) attributable to the non-controlling interest	-	-	-	(337,000)

Comprehensive income (loss) attributable to American Shared Hospital Services	$43,000	$13,000	$(1,799,000)	$106,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	PERIODS ENDED DECEMBER 31, 2014 AND SEPTEMBER 30, 2015
				Accumulated
			Additional	Other			Non-controlling
	Common	Common	Paid-in	Comprehensive	Retained	Sub-Total	Interests in
	Shares	Stock	Capital	Income (Loss)	Earnings	ASHS	Subsidiaries	Total

Balances at January 1, 2014	4,609,000	8,578,000	4,990,000	(442,000)	6,494,000	19,620,000	4,435,000	24,055,000

Repurchase common stock	(1,000)	(2,000)	-	-	-	(2,000)	-	(2,000)

Stock based compensation expense	3,000	-	373,000	-	-	373,000	-	373,000

Private placement common stock	750,000	1,800,000	-	-	-	1,800,000	-	1,800,000

Fair value of warrants issued with promissory notes	-	-	145,000	-	-	145,000	-	145,000

Non-controlling interest investment in subsidiaries	-	-	-	-	-	-	517,000	517,000

Cash distributions to non-controlling interests	-	-	-	-	-	-	(951,000)	(951,000)

Cumulative translation adjustment	-	-	-	442,000	-	442,000	337,000	779,000

Net (loss) income	-	-	-	-	(952,000)	(952,000)	390,000	(562,000)

Balances at December 31, 2014	5,361,000	10,376,000	5,508,000	-	5,542,000	21,426,000	4,728,000	26,154,000

Stock based compensation expense	3,000	-	152,000	-	-	152,000	-	152,000

Non-controlling interest investment in subsidiaries	-	-	-	-	-	-	27,000	27,000

Cash distributions to non-controlling interests	-	-	-	-	-	-	(388,000)	(388,000)

Net (loss) income	-	-	-	-	(1,799,000)	(1,799,000)	620,000	(1,179,000)

Balances at September 30, 2015	5,364,000	10,376,000	5,660,000	-	3,743,000	19,779,000	4,987,000	24,766,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months ended September 30,
	2015	2014
Operating activities:
Net (loss)	$(1,179,000)	$(853,000)

Adjustments to reconcile net (loss) to net cash from operating activities:

Depreciation and amortization	4,659,000	4,808,000

Loss on write down of investment in equity securities	2,114,000	-

Loss on sale of subsidiary	-	572,000

Deferred income tax	108,000	33,000

(Gain) on foreign currency transactions	-	(161,000)

Stock based compensation expense	152,000	53,000

(Gain) on sale of assets	-	(1,000)

Other non-cash items	(43,000)	-

Changes in operating assets and liabilities:

Receivables	(259,000)	431,000

Prepaid expenses and other assets	113,000	141,000

Customer deposits/deferred revenue	(43,000)	(37,000)

Accounts payable and accrued liabilities	535,000	(573,000)

Net cash from operating activities	6,157,000	4,413,000

Investing activities:
Payment for purchase of property and equipment	(1,517,000)	(338,000)

Investment in equity securities	(10,000)	(4,000)

Proceeds from sale of subsidiary	-	768,000

Net cash (used in) from investing activities	(1,527,000)	426,000

Financing activities:
Principal payments on long-term debt	(1,417,000)	(2,457,000)

Principal payments on capital leases	(2,983,000)	(3,240,000)

Proceeds from long-term debt financing of property and equipment	1,036,000	-

Proceeds from certificate of deposit	9,000,000	-

Advances on line of credit	-	640,000

Payments on line of credit	(8,780,000)	(1,200,000)

Non-controlling interest investment in subsidiaries	27,000	102,000

Cash distributions to non-controlling interests	(388,000)	(748,000)

Common stock repurchased	-	(2,000)

Private placement common stock	-	1,580,000

Net cash (used in) from financing activities	(3,505,000)	(5,325,000)

Effect of changes in foreign exchange rates on cash	-	(8,000)

Net change in cash and cash equivalents	1,125,000	(494,000)

Cash and cash equivalents at beginning of period	1,059,000	1,909,000

Cash and cash equivalents at end of period	$2,184,000	$1,415,000

Supplemental cash flow disclosure:
Cash paid during the period for:

Interest	$1,251,000	$1,604,000

Income taxes	$1,000	$60,000

Schedule of non-cash investing and financing activities
Acquisition of equipment with capital lease financing	$1,343,000	$2,732,000

Equipment relieved in sale of subsidiary	$-	$(4,921,000)
Other assets relieved in sale of subsidiary	$-	$(826,000)
Debt relieved in sale of subsidiary	$-	$5,181,000
Other liabilities relieved in sale of subsidiary	$-	$14,000
Net equity relieved in sale of subsidiary	$-	$1,351,000
OCI released to net income in sale of subsidiary	$-	$(779,000)
Investment released to net income in sale of subsidiary	$-	$(1,360,000)

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals and entries to record the impairment of the Company’s investment in equity securities and the sale of EWRS Tibbi Cihazlar Ticaret Ltd Sti, “EWRS Turkey”) necessary to present fairly American Shared Hospital Services’ consolidated financial position as of September 30, 2015 and the results of its operations for the three and nine month periods ended September 30, 2015 and 2014, which results are not necessarily indicative of results on an annualized basis. Consolidated balance sheet amounts as of December 31, 2014 have been derived from audited financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2014 included in the Company’s 10-K filed with the Securities and Exchange Commission.

These condensed consolidated financial statements include the accounts of American Shared Hospital Services (the “Company”) and its wholly-owned subsidiaries: OR21, Inc. (“OR21”); MedLeader.com, Inc. (“MedLeader”); PBRT Orlando, LLC (“Orlando”); and American Shared Radiosurgery Services (“ASRS”); ASRS’ majority-owned subsidiary, GK Financing, LLC (“GKF”); GKF’s wholly-owned subsidiaries, GK Financing U.K., Limited (“GKUK”), Instituto de Gamma Knife del Pacifico S.A.C. (“GKPeru”); ASHS’ majority owned subsidiary, Long Beach Equipment, LLC (“LBE”), GKF’s majority owned subsidiaries, Albuquerque GK Equipment, LLC (“AGKE”), Jacksonville GK Equipment, LLC (“JGKE”) and EWRS, LLC (“EWRS”). EWRS owned 100% of EWRS Turkey. The Company sold EWRS Turkey on June 10, 2014.

The Company through its majority-owned subsidiary, GKF, provided Gamma Knife units to seventeen medical centers as of September 30, 2015 in the states of Arkansas, California, Connecticut, Florida, Illinois, Massachusetts, Mississippi, Nevada, New Jersey, New Mexico, New York, Tennessee, Oklahoma, Ohio, Texas, and Washington.

The Company also directly provides radiation therapy and related equipment, including Intensity Modulated Radiation Therapy (“IMRT”), Image Guided Radiation Therapy (“IGRT”) and a CT Simulator to the radiation therapy department at an existing Gamma Knife site in the United States.

The Company formed the subsidiaries GKUK and GKPeru, for the purposes of expanding its business internationally into the United Kingdom and Peru; LBE and Orlando to provide proton beam therapy services in Long Beach, California; and AGKE and JGKE to provide Gamma Knife services in Albuquerque, New Mexico and Jacksonville, Florida. AGKE began operation in the second quarter 2011 and JGKE began operation in the fourth quarter 2011. GKPeru is expected to begin operation in early 2016. GKUK is inactive and LBE is not expected to generate revenue within the next two years.

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

As of June 10, 2014 EWRS Turkey’s balance sheet accounts were translated at rates in effect as of those dates, respectively, and income and expense accounts were translated at the weighted average rates of exchange during those respective periods. Gains and losses from foreign currency transactions and remeasurement are listed in the Company’s Condensed Consolidated Statements of Operations. The Company recorded a net foreign currency gain of $161,000 for the nine month period ended September 30, 2014.

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

Effective May 31, 2014 (with closing occurring June 10, 2014) the Company sold EWRS Turkey for EUR 4.2 million (approximately $6.0M). The proceeds were used to reduce outstanding debt and the excess was cash to the Company of $768,000. Cash transactions were recorded for the time period June 1, to June 10, 2014, the date of closing. The Company recorded a loss on sale of subsidiary of $572,000. The Company was eligible for an earn-out in fiscal year 2014 based on future revenue derived from the units sold to Euromedic. The Company did not meet its 2014 earn-out milestone. The Company is also eligible for an earn-out in fiscal year 2015 based on future revenues, but does not anticipate it will meet the 2015 earn out therefore no amounts have been recorded as of September 30, 2015.

Based on guidance provided in ASC 320 Investments – Debt and Equity Securities (“ASC 320”) and Staff Accounting Bulletins (“SAB”) Topic 5M Other Than Temporary Impairment (“OTTI”) of Certain Investments in Equity Securities (“SAB Topic 5M”), the Company analyzed the recent events of Mevion Medical Systems, Inc. (“Mevion”), formerly Still River Systems, and determined that these circumstances indicate a decline in value of its Mevion investment that is other-than-temporary, and determined that a write-down of the carrying value should be recognized at this time. During the three months ended June 30, 2015, the Company adjusted its investment in Mevion to the determined fair value of $600,000 and recorded a $2,114,000 impairment loss. The $2,114,000 other than temporary impairment of its investment in Mevion is recorded in other income (loss) on the Company’s Condensed Consolidated Statement of Operations for the nine months ended September 30, 2015.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability, be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The new standard is effective for the Company on January 1, 2016. Early adoption is permitted. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The Company is evaluating the effect that ASU 2015-03 will have on its consolidated financial statements and related disclosures.

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

The following table sets forth the computation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2015 and 2014:

	Three Months ended September 30,		Nine Months ended September 30,
	2015	2014	2015	2014
Net income (loss) attributable to American Shared Hospital Services	$43,000	$13,000	$(1,799,000)	$(1,010,000)
Weighted average common shares for basic earnings per share	5,494,000	5,261,000	5,485,000	4,858,000
Diluted effect of stock options and restricted stock	22,000	43,000	-	-
Weighted average common shares for diluted earnings per share	5,516,000	5,304,000	5,485,000	4,858,000

Basic earnings (loss) per share	$0.01	$0.00	$(0.33)	$(0.21)
Diluted earnings (loss) per share	$0.01	$0.00	$(0.33)	$(0.21)

Pursuant to GAAP, potentially dilutive common stock equivalents, such as dilutive stock options, are not considered when their inclusion in reporting earnings per share would be dilutive to reported losses incurred per share. Because the Company reported a loss for the nine month period ended September 30, 2015, the potentially dilutive effects of approximately 25,000 of the Company’s stock options, 200,000 warrants, and 7,000 unvested restricted stock units were not considered for the reporting period. Because the Company reported a loss for the nine month period ended September 30, 2014, the potentially dilutive effects of approximately 38,000 of the Company’s stock options and 8,000 unvested restricted stock units were not considered for the reporting period.

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

Stock-based compensation expense associated with the Company’s stock-based awards to employees is calculated using the Black-Scholes valuation model. The Company’s stock-based awards have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates. The estimated fair value of the Company’s option grants is estimated using assumptions for expected life, volatility, dividend yield, and risk-free interest rate which are specific to each award. The estimated fair value of the Company’s options is amortized over the period during which an employee is required to provide service in exchange for the award (requisite service period), usually the vesting period. Accordingly, stock-based compensation cost before income tax effect in the amount of $58,000 and $152,000 is reflected in net income for the three and nine month periods ended September 30, 2015, compared to $7,000 and $53,000 in the same periods in the prior year, respectively.

The following table summarizes unvested restricted stock awards, consisting primarily of annual automatic grants and deferred compensation to non-employee directors, for the nine month period ended September 30, 2015:

	Restricted Stock Awards/Units	Grant Date Weighted- Average Fair Value	Intrinsic Value
Outstanding at January 1, 2015	3,000	$2.43	$-
Granted	31,000	$2.87	$-
Vested	(24,000)	$2.84	$-
Forfeited	-	$-	$-
Outstanding at September 30, 2015	10,000	$2.80	$-

The following table summarizes stock option activity for the nine month period ended September 30, 2015:

	Stock Options	Grant Date Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)
Outstanding at January 1, 2015	659,000	$3.13	5.57
Granted	20,000	$2.48	-
Exercised	(2,000)	$2.30	-
Forfeited	(55,000)	$5.97	-
Outstanding at September 30, 2015	622,000	$2.86	5.36
Exercisable at September 30, 2015	82,000	$2.74	3.20

Note 4.	Investment in Equity Securities

As of September 30, 2015 and December 31, 2014, the Company had a $605,000 and $2,709,000 investment, respectively, in the common stock of Mevion. As of September 30, 2015, the Company also had $5,000,000 in non-refundable deposits toward the purchase of three MEVION S250 systems from Mevion.

The Company has carried its investment in Mevion at cost and reviews it for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value of the investment may be below its cost basis on an other-than-temporary impairment basis. The Company evaluated this investment for impairment at December 31, 2014 and reviewed it at June 30, 2015 in light of the length of time and extent to which market value has been below cost, the financial condition and near term prospects of Mevion, current market conditions and events, and our ability and intent to retain our investment for a period sufficient to allow for an anticipated recovery in the market value. On July 27, 2015, Mevion cancelled its planned initial public offering (“IPO”) and announced on August 4, 2015 that it had entered into an investment agreement where up to $200 million will be invested by HOPU Investments, YuanMing Capital and existing U.S. investors. Concurrent with this investment, Mevion and the lead investors intend to form a joint venture to produce, sell, and service proton therapy systems for the Chinese market. The Company’s investment in the common stock of Mevion, will represent an approximate 0.56% interest following this latest private placement transaction on a fully diluted basis.

The Company analyzed the recent events stated above and determined that the cancellation of Mevion’s IPO indicated a decline in value of its Mevion investment that is other-than-temporary, and determined that a write-down of the carrying value should be recognized. In assessing whether the impairment is OTTI, we evaluated the length of time and extent to which market value has been below cost, the financial conditions and near term prospects of Mevion, the significance of recent events and our ability and intent to retain our investment for a period sufficient to allow for an anticipated recovery in the market value. There are no current plans to dispose of this investment but based on the extended period of impairment, coupled with the cancellation of a planned IPO, the Company adjusted its investment in Mevion to the determined fair value of $600,000 and recorded a $2,114,000 impairment loss during the nine months ended September 30, 2015.

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

The $2,114,000 other than temporary impairment of its investment in Mevion is recorded in other income (loss) on the Company’s Condensed Consolidated Statement of Operations. This transaction is treated as a capital loss for tax purposes which may be deducted only to the extent the Company has capital gains. The Company is not aware of any event or transaction planned where the Company would generate a capital gain. Therefore, a full valuation allowance was recorded against the income tax benefit from the impairment loss, and the net impact to the income tax provision for the three and nine month periods ended September 30, 2015 was $0.

The first MEVION S250, located at Barnes-Jewish Hospital in St. Louis, MO (“Barnes-Jewish Hospital”), treated its first patient on December 19, 2013. The second MEVION S250, located at the Ackerman Cancer Center in Jacksonville, Florida (“Ackerman Cancer Center”), treated its first patient in April 2015. The third MEVION S250, located at Robert Wood Johnson University Hospital in New Brunswick, New Jersey (“Robert Wood Johnson”), started in May 2015. The Company’s first MEVION S250 system was delivered to UF Health Cancer Center at Orlando Health in November 2014 and anticipates treating patients in the first quarter of 2016.

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

The Company’s disclosures of the fair value of financial instruments is based on a fair value hierarchy which prioritizes the inputs to the valuation techniques used to measure fair value into three levels. Level 1 inputs are unadjusted quoted market prices in active markets for identical assets and liabilities that the Company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for assets or liabilities, and reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability. Other than the methodology used to fair value the Company’s investment in equity securities, there have been no changes in methods or methodologies used in fair value assessment, which was consistent with those used in the prior year.

The estimated fair value of the Company’s assets and liabilities as of September 30, 2015 and December 31, 2014 were as follows (in thousands):

	Level 1	Level 2	Level 3	Total	Carrying Value
September 30, 2015

Assets:
Cash, cash equivalents, restricted cash	$2,234	$-	$-	$2,234	$2,234
Investment in equity securities	-	-	600	600	605
Total	$2,234	$-	$600	$2,834	$2,839

Liabilities
Debt obligations	$-	$10,088	$-	$10,088	$10,246
Total	$-	$10,088	$-	$10,088	$10,246

December 31, 2014

Assets:
Cash, cash equivalents, restricted cash	$1,109	$-	$-	$1,109	$1,109
Certificate of deposit	9,000	-	-	9,000	9,000
Investment in equity securities	-	-	330	330	2,709
Total	$10,109	$-	$330	$10,439	$12,818

Liabilities
Advances on line of credit	$8,780	$-	$-	$8,780	$8,780
Debt obligations	-	10,658	-	10,658	10,591
Total	$8,780	$10,658	$-	$19,438	$19,371

Note 7.	Repurchase of Common Stock

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

We generally calculate our effective income tax rate at the end of an interim period using an estimate of the annualized effective income tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate of the annualized effective income tax rate cannot be made, we compute our provision for income taxes using the actual effective income tax rate for the results of operations reported within the year-to-date periods. Our effective income tax rate is highly influenced by relative income or losses reported and the amount of the nondeductible stock-based compensation associated with grants of our common stock options and historically from the results of foreign operations. A small change in estimated annual pretax income (loss) can produce a significant variance in the annualized effective income tax rate given the expected amount of these items. As a result, we have computed our provision for income taxes for the three and nine month periods ended September 30, 2015 and 2014 by applying the actual effective tax rates to income or (loss) reported within the condensed consolidated financial statements through those periods.

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

This quarterly report to the Securities and Exchange Commission may be deemed to contain certain forward-looking statements with respect to the financial condition, results of operations and future plans of American Shared Hospital Services, which involve risks and uncertainties including, but not limited to, the risks of the Gamma Knife and radiation therapy businesses, the risks of developing The Operating Room for the 21st CenturySM program, the risks of investing in a development-stage company, Mevion, and the risks of timing, financing and operations of the Company’s proton therapy business. Further information on potential factors that could affect the financial condition, results of operations and future plans of American Shared Hospital Services is included in the filings of the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and the definitive Proxy Statement for the Annual Meeting of Shareholders held on June 16, 2015

The Company had seventeen Gamma Knife units in operation on September 30, 2015 and 2014. Two of the Company’s customer contracts are through subsidiaries where GKF or its subsidiary is the majority owner and managing partner. Ten of the Company’s seventeen current Gamma Knife customers are under fee-per-use contracts, and seven customers are under retail arrangements. The Company’s contract to provide radiation therapy and related equipment services to an existing Gamma Knife customer is also considered a retail arrangement. Retail arrangements are further classified as either turn-key or revenue sharing. Revenue from fee per use contracts is determined by each hospital’s contracted rate. For revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital. Under turn-key arrangements, the Company receives payment from the hospital in the amount of its reimbursement from third party payors, and is responsible for paying all the operating costs of the equipment. Operating costs are determined primarily based on historical treatment protocols and cost schedules with the hospital. The Company records an estimate of operating costs which are reviewed on a regular basis and adjusted as necessary to more accurately reflect the actual operating costs. For the turn-key sites, the Company also shares a percentage of net operating profit. The Company records an estimate of net operating profit based on estimated revenues, less estimated operating costs.

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

Medical services revenue decreased by $107,000 and increased by $961,000 to $3,875,000 and $12,386,000 for the three and nine month periods ended September 30, 2015, respectively, from $3,982,000 and $11,425,000 for the three and nine month periods ended September 30, 2014, respectively. For the three month period ended September 30, 2015, the revenue decrease was due to a decrease in procedures. For the nine month period ended September 30, 2015, excluding revenue from EWRS Turkey in 2014, Gamma Knife revenue increased $1,492,000. The increase in Gamma Knife revenue was due to an increase in procedures at existing sites, procedures performed at the Company’s new site which began treating patients in December 2014, and higher revenue per procedures compared to the Company’s historical average.

The number of Gamma Knife procedures decreased by 15 and 91 to 481 and 1,478 for the three and nine month periods ended September 30, 2015, respectively, from 496 and 1,569 in the same periods in the prior year.  For the three month period ended September 30, 2015, the decline in procedures was due to one customer site experiencing downtime in order to perform a Cobalt-60 reload. Excluding procedures performed in Turkey in 2014, procedures increased by 133 for the nine month period ended September 30, 2015, compared to the same period in the prior year. The increase in procedures was due to increased volume at the Company’s existing sites and procedures performed at the Company’s new site which began treating patients in December 2014.

Total costs of revenue increased by $42,000 and decreased by $155,000 to $2,421,000 and $7,533,000 for the three and nine month periods ended September 30, 2015, respectively, from $2,379,000 and $7,688,000 for the three and nine month periods ended September 30, 2014, respectively. Excluding costs of revenue from EWRS Turkey, for the nine months ended September 30, 2015, costs of revenue increased $416,000, compared to the same period prior year. Maintenance and supplies decreased by $130,000 and $266,000 for the three and nine month periods ended September 30, 2015 compared to the same periods in the prior year, due to the expiration of four maintenance contracts at existing sites. Depreciation and amortization increased by $43,000 and $315,000 for the three and nine month periods ended September 30, 2015, respectively, compared to the same periods in the prior year. The increase for the three and nine month periods is primarily due to the addition of one new site at the end of 2014 and two Cobalt-60 reloads which were done in the first and second quarters of 2015. When a reload is performed the book value of the unit increases which increases depreciation expense. Other direct operating costs increased by $129,000 and $367,000 for the three and nine month periods ended September 30, 2015, respectively, compared to the same periods in the prior year. The increase for the three and nine month periods was due to property taxes and operating costs at the Company’s retail sites.

Selling and administrative costs decreased by $29,000 for the three month period ended September 30, 2015 to $904,000 from $933,000 in the three month period ended September 30, 2014, and decreased $88,000 for the nine month period ended September 30, 2015 to $2,704,000 from $2,792,000 for the nine month period ended September 30, 2014. For the three month period the decrease is primarily due to reduced consultant fees. For the nine month period the decrease was primarily due to reduced consultant fees and state and county taxes.

Interest expense decreased by $161,000 and $476,000 to $235,000 and $900,000 for the three and nine month periods ended September 30, 2015, respectively, compared to $396,000 and $1,376,000 for the same periods in the prior year. For the three month period ended September 30, 2015, interest expense decreased due to the closure of the Company’s line of credit on January 2, 2015, the pay-down of the Company’s existing debt obligation for its IGRT machine at the end of 2014, and a one-time benefit for a prior year lease modification, recorded in the third quarter 2015. The impact of this modification was not material to the financial statements. Excluding interest expense in Turkey, interest expense decreased for the nine month period ended September 30, 2015, by $376,000 due to the closure of the Company’s line of credit on January 2, 2015, the pay-down of the Company’s existing debt obligation for its IGRT machine at the end of 2014 and an existing lease obligation for a Gamma Knife site at the end of the first quarter 2014, and a one-time benefit for a prior year lease modification, recorded in the third quarter 2015. The impact of this modification was not material to the financial statements.

The Company recorded a loss on the write down of its equity investment in Mevion of $2,114,000 for the nine month period ended September 30, 2015. The Company determined its investment in Mevion was other-than-temporary and wrote down the carrying value of the investment accordingly. In determining the fair value of the Company’s common stock in Mevion, the Company reviewed certain scenarios from the P-WERM analysis as well as additional analyses and estimated the value of its common stock investment in Mevion at approximately $600,000. The Company adjusted its investment in Mevion to the determined fair value of $600,000 and recorded a $2,114,000 impairment loss. This transaction is treated as a capital loss for tax purposes which may be deducted only to the extent the Company has capital gains. The Company is not aware of any event or transaction planned where the Company would generate a capital gain. Therefore a full valuation allowance was recorded against the income tax benefit from the impairment loss, and the net impact to the income tax provision for the nine month period ended September 30, 2015 was $0.

The Company recorded a loss from sale of EWRS Turkey of $572,000 for the nine month period ended September 30, 2014. The loss on sale represents the net book value of EWRS’s investment in EWRS Turkey at the date of the sale, after proceeds from the sale were used to pay off outstanding debt. The Company also recorded income tax expense due to the write off of a deferred tax asset of $165,000 related to losses sustained by EWRS Turkey through December 31, 2013, for the nine month period ended September 30, 2014. The deferred tax asset could no longer be utilized since EWRS Turkey was sold on June 10, 2014.

The gain from foreign currency transactions was $0 for the three and nine month periods ended September 30, 2015, respectively, compared to $0 and $161,000 for the three and nine month periods ended September 30, 2014, respectively. The gain or loss from foreign currency transactions was driven by fluctuations in the exchange rate between the US Dollar and Turkish Lira.

Interest and other income decreased by $4,000 to $3,000 for the three month period ended September 30, 2015 and decreased by $8,000 to $14,000 for the nine month period ended September 30, 2015. Interest income is generated from interest earned on the Company’s certificate of deposit and other investments.

The Company had an income tax expense of $92,000 and $328,000 for the three and nine month periods ended September 30, 2015, respectively, compared to income tax expense of $29,000 and $33,000 for the three and nine month periods ended September 30, 2014, respectively. For both periods, the increase in income tax expense is primarily due to higher taxable income attributable to American Shared Hospital Services. For the nine month period ended September 30 2015, the Company recorded a valuation allowance of $2,114,000 against the income tax benefit from the Mevion impairment loss, and the net impact to the income tax provision for the nine month period was $0.

Net income attributable to non-controlling interest decreased $56,000 and increased $463,000 to $183,000 and $620,000 for the three and nine month periods ended September 30, 2015, respectively, from $239,000 and $157,000 for the three and nine month periods ended September 30, 2014, respectively. Non-controlling interest primarily represents the 19% interest of GK Financing owned by a third party, as well as non-controlling interests in subsidiaries of GK Financing owned by third parties that began operations in 2011. Variances in net income attributable to non-controlling interest represent the relative increase or decrease in profitability of GKF and these ventures.

The Company had net income of $43,000, or $0.01 per diluted share, and a net loss of $1,799,000, or ($0.33) per diluted share, for the three and nine month periods ended September 30, 2015, respectively, compared to net income of $13,000, or $0.00 per diluted share, and a net loss of $1,010,000, or ($0.21) per diluted share, in the same periods in the prior year. For the three month period ended September 30, 2015 net income was attributable to lower selling and administrative costs and interest expense. For the nine month period ended September 30, 2015 the net loss was attributable to an impairment charge of $2,114,000 related to the Company’s equity investment in Mevion.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $2,184,000 at September 30, 2015 compared to $1,059,000 at December 31, 2014. The Company’s cash position increased by $1,125,000 due to net cash from operating activities of $6,157,000, proceeds from long-term debt financing on property and equipment of $1,036,000, capital contributions of $27,000, and net proceeds from the certificate of deposit and pay-down on the line of credit of $220,000. These increases were offset by payments for the purchase of property and equipment of $1,517,000, investment in equity securities of $10,000, principal payments on long term debt and capital leases of $4,400,000, and distributions to non-controlling interests of $388,000.

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

The Company has scheduled interest and principal payments under its debt obligations of approximately $3,345,000 and scheduled capital lease payments of approximately $5,122,000 during the next 12 months. The Company believes that its cash flow from cash on hand, operations, and other cash resources are adequate to meet its scheduled debt and capital lease obligations during the next 12 months. See additional discussion below related to commitments.

The Company as of September 30, 2015 had shareholders’ equity of $24,766,000, negative working capital of $2,427,000 and total assets of $55,886,000.

Commitments

The Company has commitments to purchase three MEVION S250 PBRT systems for $33,600,000 as of September 30, 2015. The Company has $5,000,000 in non-refundable deposits toward the purchase of these three PBRT systems from Mevion.  The non-refundable deposits are recorded in the Condensed Consolidated Balance Sheets as deposits and construction in progress. The Company’s first PBRT system was delivered in November 2014. There is a cash payment of approximately $7,800,000 due in January 2016 for the first PBRT system, which is expected to be financed with $9,000,000 in lease financing, pending execution of definitive documents. The lease financing commitment is structured so that the Company will be reimbursed $1,000,000 of the progress payments paid, to date, the remainder will fund the payment due. The remaining two PBRT projects do not have anticipated delivery dates.  The timing of progress payments for PBRT contracts two and three are dependent upon future events and the Company has some flexibility to delay the due dates of these commitments.  Approximately $25,800,000 of these commitments are not expected to start becoming due until 2017 or later and the Company is in discussions with lenders to finance the remaining two proton systems.  There are no cash requirements for these commitments in the next 12 months.

The Company has commitments to purchase one Gamma Knife Perfexion system and is scheduled to install one Gamma Knife Model 4C system, which the Company previously financed and owns, as of September 30, 2015.  Total Gamma Knife commitments as of September 30, 2015 are $2,750,000.  The Model 4C unit is scheduled to be installed in early 2016 at the Company’s new customer site in Peru.  There are cash requirements for the Peru commitment in the next 12 months of approximately $600,000. The Company believes that cash flow from cash on hand and operations will be sufficient to cover this payment. The Perfexion unit is for a site yet to be determined and it is the Company’s intent to finance this unit. There are no cash requirements for the Perfexion system in the next 12 months.  There can be no assurance that financing will be available for the Company’s current or future projects, or at terms that are acceptable to the Company.

The Company estimates the following commitments for each of the equipment systems, with expected timing of payments as follows as of September 30, 2015:

	2015	2016	Thereafter	Total

Proton Beam Units	$-	$7,800,000	$25,800,000	$33,600,000

Gamma Knife Units	600,000	2,150,000	-	2,750,000

Total	$600,000	$9,950,000	$25,800,000	$36,350,000

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage or prepayment features. The Company does not have affiliation with partnerships, trusts or other entities whose purpose is to facilitate off-balance sheet financial transactions or similar arrangements, and therefore has no exposure to the financing, liquidity, market or credit risks associated with such entities. At September 30, 2015 the Company had no significant long-term, market-sensitive investments.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the company and its subsidiaries is communicated to the chief executive officer and the chief financial officer. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of September 30, 2015, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the chief executive officer and the chief financial officer, and recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There are no changes from those listed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibit Index

Incorporated by reference herein
Exhibit
Number	Description		Form	Exhibit	Date
10.1	Addendum Two to Equipment Lease Agreement for a Gamma Knife Unit dated as of July 31, 2015, between Mercy Hospital Oklahoma City, Inc., an Oklahoma not for profit corporation and GK Financing, LLC	*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	ǂ
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Calculation Linkbase Document	*
101.DEF	XBRL Taxonomy Definition Linkbase Document	*
101.LAB	XBRL Taxonomy Label Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

*	Filed herewith.
ǂ	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SHARED HOSPITAL SERVICES

Registrant

Date:	November 12, 2015	/s/ Ernest A. Bates, M.D.
Ernest A. Bates, M.D.
Chairman of the Board and Chief Executive Officer

Date:	November 12, 2015	/s/ Craig K. Tagawa
Craig K. Tagawa
Senior Vice President
Chief Operating and Financial Officer

