Form 10-K
period 2015-12-31
AMERICAN SHARED HOSPITAL SERVICES
filed 2016-03-30
CIK 744825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act of 1934 For The Fiscal Year Ended December 31, 2015

or

☐	Transition Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act of 1934 For The Transition Period From _______________ to _______________ .

Commission file number 1-08789

American Shared Hospital Services

(Exact name of registrant as specified in its charter)

California	94-2918118
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Four Embarcadero Center, Suite 3700, San Francisco, California	94111-4107
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 788-5300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock No Par Value	NYSE MKT

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2015, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $8,525,000.

Number of shares of common stock of the registrant outstanding as of March 25, 2016: 5,364,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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

PART I

ITEM 1. BUSINESS

GENERAL

American Shared Hospital Services (“ASHS” and, together with its subsidiaries, the “Company”) provides Gamma Knife stereotactic radiosurgery equipment and radiation therapy and related equipment to seventeen (17) medical centers in sixteen (16) states in the United States as of March 1, 2016. The Company provides Gamma Knife services through its 81% indirect interest in GK Financing, LLC, a California limited liability company (“GKF”). The remaining 19% of GKF is owned by GKV Investments, Inc., a wholly-owned U.S. subsidiary of Elekta AG, a Swedish company (“Elekta”). Elekta is the manufacturer of the Leksell Gamma Knife® (the “Gamma Knife”). GKF is a non-exclusive provider of alternative financing services for Elekta Gamma Knife units.

The Company wholly-owns the subsidiaries MedLeader.com, Inc. (“MedLeader”) and American Shared Radiosurgery Services (“ASRS”). ASRS is the majority-owner of GKF.

GKF has established the wholly-owned subsidiaries, GK Financing U.K., Limited (“GKUK”), Instituto de Gamma Knife del Pacifico S.A.C. (“GKPeru”), and the 70% majority owned subsidiary EWRS, LLC (“EWRS”) for the purpose of providing similar Gamma Knife services in England, Peru, and Turkey respectively. The remaining 30% of EWRS is owned by EMKA, LLC, a wholly, owned limited liability company owned by Mert Ozyurek, a Director of American Shared Hospital Services. EWRS owned 100% of EWRS Tibbi Cihazlar Ticaret Ltd Sti (“EWRS Turkey”). EWRS sold EWRS Turkey on June 10, 2014. GKUK is inactive.

GKF also owns a 51% interest in Albuquerque GK Equipment, LLC (“AGKE”) and Jacksonville GK Equipment, LLC (“JGKE”). The remaining 49% in each of these two companies is owned by radiation oncologists.

The Company continues to develop its design and business model for “The Operating Room for the 21st Century” SM (“OR21” SM), through its 50% owned OR21, LLC. The remaining 50% is owned by an architectural design company. OR21 is not expected to generate significant revenue within the next two years.

The Company is also the sole owner of PBRT Orlando, LLC (“Orlando”) and the majority owner of Long Beach Equipment, LLC (“LBE”) formed to provide proton beam therapy services in Long Beach, California and Orlando, FL. A minority ownership in LBE is owned by radiation oncologists.

In April 2006, the Company invested $2,000,000 for a minority equity interest in Mevion Medical Systems, Inc. (formerly Still River Systems, Inc.) (“Mevion”), a Littleton, Massachusetts company which, in collaboration with scientists from MIT’s Plasma Science and Fusion Center, was developing a medical device for the treatment of cancer patients using proton beam radiation therapy (“PBRT”). In September 2007, December 2011, and June 2012, the Company invested approximately $617,000, $70,000 and $31,000, respectively, for additional equity interests in Mevion. The Company has deposited an additional $5,000,000 towards the purchase of three MEVION S250 PBRT systems (“MEVION S250”) from Mevion. As of December 31, 2015, the Company recorded an impairment loss of $2,140,000 on its common stock investment in Mevion. See Item 1A Risk Factors and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information. The first MEVION S250, located at Barnes-Jewish Hospital in St. Louis, MO (“Barnes-Jewish Hospital”), treated its first patient on December 19, 2013. The Company’s first MEVION S250 system was delivered to UF Health Cancer Center at Orlando Health in November 2014 and anticipates patient treatment to begin in second quarter 2016.

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

The Gamma Knife treats selected malignant and benign brain tumors, arteriovenous malformations, and functional disorders including trigeminal neuralgia (facial pain). Research is being conducted to determine whether the Gamma Knife can be effective in the treatment of epilepsy, tremors, and other functional disorders.

As of December 31, 2015, there were approximately 130 Gamma Knife sites in the United States and more than 318 units in operation worldwide. Based on the most recent available data, an estimated percentage breakdown of Gamma Knife procedures performed in the U.S. by indications treated is as follows: malignant (49%) and benign (28%) brain tumors, vascular disorders (7%), and functional disorders (16%).

The Company, as of March 1, 2016, had seventeen (17) operating Gamma Knife units located in the United States. The Company’s first Gamma Knife commenced operation in September 1991. The Company’s Gamma Knife units performed approximately 1,947 procedures in 2015 for a cumulative total of approximately 35,000 procedures from commencement through December 31, 2015.

Revenue from Gamma Knife services for the Company during each of the last five (5) years ended December 31, and the percentage of total revenue of the Company represented by the Gamma Knife for each of the last five years, are set forth below:

Year Ended December 31,	Total Gamma Knife Revenue (in thousands)		Gamma Knife % of Total Revenue
2015	$16,077		97.2%
2014	$14,521		94.2%
2013	$16,127		91.7%
2012	$15,154		88.9%
2011	$21,077	(1)	94.9%

(1)	includes $4,984,000 of equipment sales revenue from the sale of a Gamma Knife system to an existing Gamma Knife customer at the end of the contract term.

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

GKF’s profits and/or losses and any cash distributions are allocated based on membership interests. GKF’s operating agreement requires that it have a cash reserve of at least $50,000 before cash distributions are made to its members. From inception to December 31, 2015, GKF has distributed $43,659,000 to the Company and $10,241,000 to the non-controlling member.

Image Guided Radiation Therapy Operations (“IGRT”)

The Company’s radiation therapy business currently consists of one IGRT system that began operation in September 2007 at an existing Gamma Knife customer site. A second IGRT system located in Turkey was sold in the second quarter of 2014. Revenue generated under IGRT services accounted for approximately 3% of the Company’s total revenue in 2015.

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

Additional information on our operations can be found in Item 6–“Selected Financial Data”, Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 of our consolidated financial statements.

CUSTOMERS

The Company’s current business is the outsourcing of stereotactic radiosurgery services and radiation therapy services. The Company typically provides the equipment, as well as planning, installation, reimbursement and marketing support services. The majority of the Company’s customers pay the Company on a fee per use basis. The market for these services primarily consists of major urban medical centers. The business is capital intensive; the total cost of a Gamma Knife or IGRT facility usually ranges from $3.0 million to $5.5 million, including equipment, site construction and installation. The Company pays for the equipment and the medical center generally pays for site and installation costs. The following is a listing of the Company’s sites as of March 1, 2016:

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
Eugene, Oregon

The Company’s typical fee per use agreement is for a ten year term. The fixed fee per use reimbursement amount that the Company receives from the customer is based on the Company’s cost to provide the service and the anticipated volume of the customer. The Gamma Knife contracts signed by the Company typically call for a fee ranging from $6,000 to $9,300 per procedure. There are no minimum volume guarantees required of the customer. In most cases, GKF is responsible for providing the Gamma Knife and related ongoing Gamma Knife equipment expenses (i.e., personal property taxes, insurance, and equipment maintenance) and also helps fund the customer’s Gamma Knife marketing. The customer generally is obligated to pay site and installation costs and the costs of operating the Gamma Knife. The customer can either renew the agreement or terminate the agreement at the end of the contractual term. If the customer chooses to terminate the agreement, then GKF removes the equipment from the medical center for possible placement at another site.

The Company’s typical revenue sharing agreements (“retail”) are for a period of ten years. Instead of receiving a fixed fee, the Company receives all or a percentage of the reimbursement (exclusive of physician fees) received by the customer. The Company is at risk for any reimbursement rate changes for radiosurgery or radiation therapy services by the government or other third party payors. There are no minimum volume guarantees required of the customer.

In 2015, one customer accounted for approximately 10% of the Company’s total revenue. In 2014, no one customer accounted for more than 10% of the Company’s total revenue. In 2013, two customers accounted for approximately 10%, each, of the Company’s total revenue. At December 31, 2015 and 2014, three customers each accounted for more than 10% of total accounts receivable.

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

FINANCING

The Company’s Gamma Knife business is operated through GKF. GKF generally finances its U.S. Gamma Knife units, upgrades and additions with loans or capital leases from various finance companies for typically 100% of the cost of each Gamma Knife, plus any sales tax, customs and duties. The financing is predominantly fully amortized over an 84 month period and is collateralized by the equipment, customer contracts and accounts receivable, and is generally without recourse to the Company and Elekta. In addition, the loan to finance the Company’s unit in Peru is guaranteed by GKF and collateralized by the Company’s stock in the subsidiary, IGKP.

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

The Company’s Gamma Knife and radiation therapy customers receive payments for patient care from federal government and private insurer reimbursement programs. Currently in the United States, Gamma Knife services are performed primarily on an out-patient basis. Gamma Knife patients with Medicare as their primary insurer, treated on either an in-patient or out-patient basis, comprise an estimated 35-45% of the total Gamma Knife patients treated nationwide. Radiation therapy patients with Medicare as their primary insurer are treated primarily on an out-patient basis, and comprise an estimated 45% to 50% of the total radiation therapy patients treated. The Company estimates that its percentage of patients with Medicare as their primary insurer approximates these national averages.

Congress enacted legislation in 2013 that significantly reduced the Medicare reimbursement rate for outpatient Gamma Knife treatment by setting it at the same amount paid for linear accelerator-based radio surgery treatment. Prior to April 1, 2013, Medicare’s reimbursement rate for Gamma Knife treatment had been relatively stable. Congress’s enactment of the American Taxpayer Relief Act of 2012, however, reduced Medicare’s Gamma Knife reimbursement rate from approximately $9,900 to $5,300, effective April 1, 2013. This change caused a substantial reduction in the Company’s revenues during 2013 and 2014. Effective January 1, 2015, the Centers for Medicare and Medicaid (CMS) established a Comprehensive Ambulatory Payment Classification for single session radiosurgery treatments, which increased the reimbursement rate by approximately $4,100 to $9,700. CMS has established a 2016 total reimbursement rate of approximately $8,800 for a Medicare Gamma Knife treatment. The Company’s IGRT services are reimbursed by CMS and other insurers. Reimbursement for these services has remained fairly stable. See additional discussion under Item 1A Risk Factors.

The hospital based Medicare delivery code reimbursement rate for PBRT established by CMS is $506 for simple without compensation and $1,051 for either simple with compensation, intermediate or complex treatments. Patients typically undergo 25-30 delivery sessions.

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

GOVERNMENT REGULATION

The payment of remuneration to induce the referral of health care business has been a subject of increasing governmental and regulatory focus in recent years. Section 1128B(b) of the Social Security Act (sometimes referred to as the "federal anti-kickback statute") provides criminal penalties for individuals or entities that offer, pay, solicit or receive remuneration in order to induce referrals for items or services for which payment may be made under the Medicare and Medicaid programs and certain other government funded programs. The Affordable Care Act amended the anti-kickback statute to eliminate the requirement of actual knowledge, or specific intent to commit a violation, of the anti-kickback statute. The Social Security Act provides authorizes the Office of Inspector General through civil proceedings to exclude an individual or entity from participation in the Medicare and state health programs if it is determined any such party has violated Section 1128B(b) of the Social Security Act. The Company believes that it is in compliance with the federal anti-kickback statute. Additionally, the Omnibus Budget Reconciliation Act of 1993, often referred to as "Stark II", bans physician self-referrals to providers of designated health services with which the physician has a financial relationship. On September 5, 2007, the third and final phase of the Stark regulations (Phase III) was published. The term "designated health services" includes, among others, radiation therapy services and in-patient and out-patient hospital services. On January 1, 1995, the Physician Ownership and Referral Act of 1993 became effective in California. This legislation prohibits physician self-referrals for covered goods and services, including radiation oncology, if the physician (or the physician's immediate family) concurrently has a financial interest in the entity receiving the referral. The Company believes that it is in compliance with these rules and regulations.

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

PROTON BEAM RADIATION THERAPY BUSINESS

PBRT is an alternative to traditional external beam, photon based radiation delivered by linear accelerators. PBRT, first clinically introduced in the 1950s, has physics advantages compared to photon based systems which allow PBRT to deliver higher radiation doses to the tumor with less radiation to healthy tissue. PBRT currently treats prostate, eye, cranial-spinal, head and neck, lung, liver and breast tumors. In excess of 130,000 patients have been treated with protons worldwide.

Introduction of PBRT in the United States, until recently, has been limited due to the high capital costs of these projects. The Company believes that the current development of one and two treatment room PBRT systems at lower capital costs and the level of reimbursement for PBRT from the CMS will help make this technology available to a larger segment of the market.

There are several competing manufacturers of proton beam systems, including Mevion, IBA Particle Therapy Inc., Hitachi Ltd., Varian Medical Systems, Inc. (Accel), Optivus Proton Therapy Inc., Sumitomo Heavy Industries, ProTom International, Inc. and Mitsubishi Electric. The Company has invested in Mevion and has made deposits towards the purchase of three MEVION S250 systems. The Mevion system potentially provides cancer centers the opportunity to introduce single treatment room PBRT services with cost in the range of approximately $25 to $35 million rather than four and five PBRT treatment room programs costing in excess of $120 million. The MEVION S250 system received FDA approval in the second quarter of 2012 and the first clinical treatment occurred in December 2013 at Barnes-Jewish Hospital. The Company’s first MEVION S250 synchrocyclotron (a major component of the MEVION S250 system) was delivered to UF Health Cancer Center at Orlando Health in late 2014. During 2015, the synchrocyclotron was installed and tested and is expected to treat its first patient in second quarter 2016. In January 2016, the Company received financing for its remaining commitment related to the first Mevion S250 system. The Company’s second and third PBRT units will not begin construction until the Company identifies satisfactory placement sites.

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

EMPLOYEES

At December 31, 2015, the Company employed eight (8) people on a full-time basis and one (1) on a part-time basis. None of these employees is subject to a collective bargaining agreement and there is no union representation within the Company. The Company maintains various employee benefit plans and believes that its employee relations are good.

EXECUTIVE OFFICERS OF THE COMPANY

The following table provides current information concerning those persons who serve as executive officers of the Company. The executive officers were appointed by the Board of Directors and serve at the discretion of the Board of Directors.

Name:	Age:	Position:
Ernest A. Bates, M.D.	79	Chairman of the Board of Directors and Chief Executive Officer
Craig K. Tagawa	62	Senior Vice President - Chief Operating and Financial Officer
Ernest R. Bates	49	Vice President of Sales and Business Development

Ernest A. Bates, M.D., founder of the Company, has served in the positions listed above since the incorporation of the Company. A board-certified neurosurgeon, Dr. Bates is Emeritus Vice Chairman of the Board of Trustees at Johns Hopkins University and serves on the Johns Hopkins Neurosurgery Advisory Board. He also serves on the boards of Shared Imaging and FasterCures. Dr. Bates previously served on the California Commission for Jobs and Economic Growth and the Magistrate Judge Merit Selection Panel. From 1981-1987 he was a member of the Board of Governors of the California Community Colleges, and he served on the California High Speed Rail Authority from 1997 to 2003. Dr. Bates is a member of the Board of Overseers at the University of California, San Francisco, School of Nursing. He is a graduate of the School of Arts and Sciences of the Johns Hopkins University, and he earned his medical degree at the University of Rochester School of Medicine and Dentistry.

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

The Federal Reimbursement Rate for Gamma Knife Treatments Has Fluctuated

Congress enacted legislation in 2013 that significantly reduced the Medicare reimbursement rate for outpatient Gamma Knife treatment by setting it at the same amount paid for linear accelerator-based radiosurgery treatment. Prior to April 1, 2013, Medicare’s reimbursement rate for Gamma Knife treatment had been relatively stable. In April 2013, the Medicare reimbursement rate for Gamma Knife treatment was lowered from approximately $9,900 to $5,300 per treatment session. This sudden reduction in a rate that had historically been stable resulted in a significant decrease in the Company’s revenues from all of our revenue sharing and some of our fixed fee medical centers. The reimbursement rate was subsequently increased to approximately $5,600 in 2014. Effective January 1, 2015, CMS established a comprehensive Ambulatory Payment Classification (APC) for both Gamma Knife and LINAC one session cranial radiosurgery at a reimbursement rate of approximately $9,700. This represents an estimated increase of $4,100 per Medicare Gamma Knife treatment (exclusive of co-insurance and other adjustments) effective January 1, 2015 compared to the 2014 Medicare reimbursement rate. The 2016 reimbursement level was reduced by CMS to approximately $8,800. There can be no assurance that CMS reimbursement levels will be maintained at levels providing the Company an adequate return on its investment. Any future reductions in the reimbursement rate would adversely affect the Company’s revenues and financial results.

The average Medicare reimbursement rate trends from 2012 to 2016 are outlined below:

Average Medicare Reimbursement Rate Trends

2012	2013	2014	2015	2016
$9,900	$5,300	$5,600	$9,700	$8,800

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

The Market for the Gamma Knife is Limited

There is a limited market for the Gamma Knife, and the market in the United States may be mature. The Company has begun operation at only four (4) new Gamma Knife sites in the United States since 2011. Due to the substantial costs of acquiring a Gamma Knife unit, we must identify medical centers that possess neurosurgery and radiation oncology departments capable of performing a large number of Gamma Knife procedures. As of December 31, 2015, there were approximately 130 operating Gamma Knife units in the United States, of which 17 units were owned by the Company. The Company has two idle Gamma Knife units with a cumulative net book value of $1,500,000. The Company plans to trade these units in for new units or place these units at new sites. There can be no assurance that we will be successful in placing these idle units or additional units at any sites in the future. The Company’s existing contracts with its customers are fixed in length and there can be no assurance that the customers will wish to extend the contract beyond the end of the term.

The Company Has a High Level of Debt

The Company’s business is capital intensive. The Company finances its Gamma Knife units through its GKF subsidiary. The amounts financed through GKF have been generally non-recourse to ASHS. The Company’s combined long term debt and capital leases totaled $23,118,000 as of December 31, 2015 and is collateralized by the Gamma Knife and other assets, including accounts receivable and future proceeds from any contract between the Company and any end user of the financed equipment. This high level of debt may adversely affect the Company’s ability to secure additional credit in the future, and as a result may affect operations and profitability. If default on debt occurs in the future, the Company’s creditors would have the ability to accelerate the defaulted loan, to seize the Gamma Knife unit or other equipment with respect to which default has occurred, and to apply any collateral they may have at the time to cure the default.

A Small Number of Customers Account for a Major Portion of our Revenues

A limited number of customers have historically accounted for a substantial portion of the Company’s total revenue, and the Company expects such customer concentration to continue for the foreseeable future. For example, in 2015, six (6) customers in total accounted for more than 50% of the Company’s revenue. The loss of a significant customer or a significant decline in the business from the Company’s largest customers could have a material adverse effect on the Company’s business and results of operations.

The Market for the Company’s Services is Competitive

The Company estimates that there are two other companies that actively provide alternative, non-conventional Gamma Knife financing to potential customers. We believe there are no competitor companies that currently have more than three (3) Gamma Knife units in operation. The Company’s relationship with Elekta, the manufacturer of the Leksell Gamma Knife unit, is non-exclusive, and in the past the Company has lost sales to customers that chose to purchase a Gamma Knife unit directly from Elekta. In addition, the Company may continue to lose future sales to such customers and may also lose future sales to its competitors. There can be no assurance that the Company will be able to successfully compete against others in placing future units.

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

International Operations

The Company has plans to install, in 2016, a Gamma Knife in Peru. The Company sold its operations in Turkey on June 10, 2014. International operations can be subject to exchange rate volatility which could have an adverse effect on our financial results and cash flows. In addition, international operations can be subject to legal and regulatory uncertainty and political and economic instability, which could result in problems asserting property or contractual rights, potential tariffs, increased compliance costs, increased regulatory scrutiny, potential adverse tax consequences, the inability to repatriate funds to the United States, and the Company’s inability to operate in those locations.

New Technology and Products Could Result in Equipment Obsolescence

There is constant change and innovation in the market for highly sophisticated medical equipment. New and improved medical equipment can be introduced that could make the Gamma Knife technology obsolete and that would make it uneconomical to operate. During 2000, Elekta introduced an upgraded Gamma Knife which cost approximately $3.6 million plus applicable tax and duties. This upgrade includes an Automatic Positioning System™ (“APS”), and therefore involved less health care provider intervention. In early 2005, Elekta introduced a new upgrade, the Gamma Knife Model 4C (“Model 4C”). The cost to upgrade existing units to the Model 4C with APS was approximately $200,000 to $1,000,000, depending on the current Gamma Knife configuration. In 2006 Elekta introduced a new model of the Gamma Knife, the Perfexion, which costs approximately $4.5 million plus applicable taxes and duties. The Perfexion can perform procedures faster than previous Gamma Knife models and it involves less health care personnel intervention. In 2015, Elekta introduced the Leksell Gamma Knife Icon TM. The Perfexion is upgradeable to the Icon platforms which has enhanced imaging capabilities allowing for treatment of larger tumors. Existing models of the Gamma Knife are not upgradeable to the Perfexion model. As of March 1, 2016, 14 of the Company’s Gamma Knife units are Perfexion models; of the Company’s remaining Gamma Knife units, five (5) are Model 4C with APS and one is upgradeable to a more advanced Model 4C unit. The failure to acquire or use new technology and products could have a material adverse effect on our business and results of operations.

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

The Company Has Invested in a Proton Beam Business that is Developmental

We have committed a substantial amount of our financial resources to next-generation proton beam technology. The first MEVION S250 system began treating patients in December 2013. We have committed to purchase three (3) MEVION S250 systems, and have already made deposits of $5,000,000 towards this commitment. There can be no assurance that we will be able to finance these machines and if we do, that we will recover this investment or future investments, or our $2,709,000 common stock investment in Mevion, which was written down to approximately $579,000 as of December 31, 2015. As of January 2016, we have finalized financing for the Company’s first MEVION S250 that is starting at UF Health Cancer Center at Orlando Health in the second quarter 2016.

The Trading Volume of Our Common Stock is Low

Although our common stock is listed on the NYSE MKT, our common stock has experienced low trading volume, both historically and recently. Reported average daily trading volume in our common stock for the three-month period ended December 31, 2015 was approximately 3,200 shares. There is no reason to think that a more active trading market in our common stock will develop in the future. Limited trading volume subjects our common stock to greater price volatility and may make it difficult for you to sell your shares in a quantity or at a price that is attractive to you.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company's corporate offices are located at Four Embarcadero Center, Suite 3700, San Francisco, California, where it leases approximately 4,640 square feet for $25,128 per month with a lease expiration date in May 2016. The Company has subleased approximately 3,500 rentable square feet of the office space for $16,042 per month. The sublease expires in May 2016. The Company is in the process of procuring new corporate office space and there will be future rent expense associated with this space. The Company also has a satellite office in Fairfield, California, where it leases 895 square feet for $2,505 per month with a lease expiration date in April 2018.

For the year ended December 31, 2015 the Company's aggregate net rental expenses for all properties were approximately $295,000, net of sublease income of $191,000.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividend Policy

The Company's common shares, no par value (the "Common Shares"), are currently traded on the New York Stock Exchange. At December 31, 2015, the Company had 5,364,000 issued and outstanding common shares, 614,000 common shares reserved for options, 3,000 unvested restricted stock units issued, 176,000 vested restricted stock units reserved for issuance and warrants to issue 200,000 shares of common stock.

The following table sets forth the high and low closing sale prices of the Common Shares of the Company on the New York Stock Exchange for each full quarter for the last two fiscal years.

	Prices for Common Shares
Quarter Ending	High	Low
March 31, 2014	$3.35	$2.64
June 30, 2014	$3.15	$2.40
September 30, 2014	$3.00	$2.09
December 31, 2014	$2.82	$2.01
March 31, 2015	$2.98	$2.26
June 30, 2015	$2.83	$2.36
September 30, 2015	$2.72	$1.86
December 31, 2015	$2.05	$1.51

The Company estimates that there were approximately 1,400 beneficial holders of its Common Shares at December 31, 2015.

There were no dividends declared or paid during 2015, 2014, or 2013. Dividends had been paid by the Company from 2001 to 2007, but during 2007 the Board of Directors suspended dividends for the purpose of preserving cash for the development of its PBRT business. The Company did not pay cash dividends prior to 2001.

Stock Repurchase Program

In 1999 and 2001, the Board of Directors approved resolutions authorized the Company to repurchase up to a total of 1,000,000 shares of its common stock on the open market from time to time at prevailing prices, and in 2008 the Board of Directors reaffirmed these authorizations. In 2015, there were no shares repurchased by the Company. In 2014, there were approximately 1,000 shares repurchased at a cost of approximately $2,000. There were no shares repurchased in 2013. A total of approximately 928,000 shares have been repurchased in the open market pursuant to these authorizations at a cost of approximately $1,957,000. As of December 31, 2015, there were approximately 72,000 shares remaining under the repurchase authorizations.

Shareholder Rights Plan

On March 22, 1999, the Company adopted a Shareholder Rights Plan (“Plan”). Under the Plan, the Company made a dividend distribution of one Right for each outstanding share of the Company’s common stock as of the close of business on April 1, 1999. The Rights become exercisable only if any person or group, with certain exceptions, becomes an “acquiring person” (acquires 15% or more of the Company’s outstanding common stock) or announces a tender or exchange offer to acquire 15% or more of the Company’s outstanding common stock. The Company’s Board of Directors adopted the Plan to protect shareholders against a coercive or inadequate takeover offer. On March 12, 2009, the Board of Directors approved the First Amendment to the Plan which, among other things, extended the final date on which the Rights are exercisable until the close of business on April 1, 2019.

Equity Compensation Plans

During 2015, one holder of options to acquire 2,000 shares of the Company’s common stock exercised his respective rights pursuant to such securities; additionally, 3,000 restricted stock units, 28,000 restricted stock units for deferred compensation and 20,000 options were issued during 2015. Additional information regarding our equity compensation plans is incorporated herein by reference from the 2016 Proxy Statement. Also, see Note 9-“Shareholders’ Equity to the Consolidated Financial Statements”.

Recent Sales of Unregistered Securities

The Company sold 750,000 shares of common stock to members of the Board of Directors in two private placement transactions in 2014 that were exempt under Section 4(a)(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

Summary of Operations	Year Ended December 31,
	(Amounts in thousands except per share data)
	2015	2014	2013	2012	2011
Revenue	$16,548	$15,417	$17,584	$17,048	$22,221
Costs of revenue	9,833	10,138	10,640	10,118	14,224
Selling and administrative expense	3,496	3,630	4,025	4,045	4,041
Interest expense	1,239	1,699	1,799	2,155	2,367
Total expenses	14,568	15,467	16,464	16,318	20,632
Income (loss) from operations	1,980	(50)	1,120	730	1,589
(Loss) on write down investment in equity securities	(2,140)	0	0	0	0
(Loss) on sale of subsidiary	0	(572)	0	0	0
Gain (loss) foreign currency transactions	0	161	(1,174)	132	(27)
Interest and other income	18	28	25	58	135
(Loss) income before income taxes	(142)	(433)	(29)	920	1,697
Income tax expense	434	129	84	107	208
Net (loss) income	(576)	(562)	(113)	813	1,489
Less net income attributable to non-controlling interest	(946)	(390)	(199)	(775)	(983)
Net (loss) income attributable to ASHS	$(1,522)	$(952)	$(312)	$38	$506

Net (loss) income per common share attributable to ASHS:
Basic	$(0.28)	$(0.19)	$(0.07)	$0.01	$0.11
Diluted	$(0.28)	$(0.19)	$(0.07)	$0.01	$0.11

See accompanying note (1)

Balance Sheet Data	As of December 31,
	(Amounts in thousands)
	2015	2014	2013	2012	2011
Cash and cash equivalents	$2,209	$1,059	$1,909	$1,564	$2,580
Certificate of deposit and securities	-	9,000	9,000	9,000	9,000
Restricted cash	50	50	50	50	50
Working capital (deficit)	(2,691)	(2,004)	(4,079)	(2,697)	(1,329)
Total assets	54,114	67,528	71,742	73,323	74,535
Advances on line of credit	0	8,780	8,840	8,550	7,850
Current portion of long-term debt and capital leases	7,005	6,108	8,771	7,674	7,616
Long-term debt/capital leases, less current portion	16,113	20,776	23,690	27,010	28,135
Shareholders' equity	$25,180	$26,154	$24,055	$24,830	$25,171

See accompanying note (1)

(1) In 1995, the Company entered into an operating agreement granting to American Shared Radiosurgery Services (a California corporation and a wholly-owned subsidiary of the Company) an 81% ownership interest in GKF. During 2010 and 2011, GKF established new operating subsidiaries, EWRS, EWRS Turkey, AGKE, and JGKE, and other subsidiaries that are not yet operational. On June 10, 2014, the Company sold EWRS Turkey. Accordingly, the financial data for the Company presented above include the results of GKF and its subsidiaries for the periods 2011 through 2015.

This financial data as of December 31, 2015, 2014 and 2013 and for the years ended December 31, 2015, 2014 and 2013 should be read in conjunction with our consolidated financial statements and the notes thereto beginning on page A-1 of this report and with Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The most significant accounting policies followed by the Company are presented in Note 2 to the consolidated financial statements. These policies along with the disclosures presented in the other financial statement notes and in this discussion and analysis, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts, and the methods, assumptions and estimates underlying those amounts, management has identified revenue recognition and costs of sales for turn-key and revenue sharing arrangements, the determination of the allowance for doubtful accounts, and the carrying value of its Mevion investment to be the areas that required the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available. The following are our critical accounting policies in which management’s estimates, assumptions and judgments most directly and materially affect the financial statements:

Revenue Recognition

The Company has one revenue-generating activity, which consists of equipment leasing to hospitals, and includes the operation of Gamma Knife units by GKF and the operation of one IGRT site by ASHS. During 2014, the Company entered into a lease agreement where the lessee gave the Company a piece of equipment for $1. The Company estimated and recorded the fair market value of the equipment received and recognized deferred revenue. As of December 31, 2014, the fair market value of the equipment received during the year was $700,000.

Revenue is recognized when services have been rendered and collectability is reasonably assured, on either a fee per use or revenue sharing basis. During 2015, the Company had eleven (11) fee per use arrangements and eight (8) retail service arrangements. Under both of these types of agreements, the hospital is responsible for billing patients and collecting technical component fees for services performed. Revenue associated with installation of the Gamma Knife and IGRT units, if any, is a part of the negotiated lease amount and not a distinctly identifiable amount. The costs, if any, associated with installation of the units are amortized over the period of the related lease to match revenue recognition of these costs.

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

During 2015, ASHS had one (1) agreement and GKF had seven (7) agreements that are based on revenue sharing. These can be further classified as either “turn-key” arrangements or “revenue sharing” arrangements. For GKF’s four (4) turn-key sites, GKF is solely responsible for the costs to acquire and install the Gamma Knife. In return, GKF receives payment from the hospital in the amount of its reimbursement from third party payors. Revenue is recognized by the Company during the period in which the procedure is performed, and is estimated based on what can be reasonably expected to be paid by the third party payor to the hospital. The estimate is primarily determined from historical experience and hospital contracts with third party payors. These estimates are reviewed on a regular basis and adjusted as necessary to more accurately reflect the expected payment amount. The Company also records an estimate of operating costs associated with each procedure during the period in which the procedure is performed. For two of the turn-key sites, the Company also shares a percentage of net operating profit. The Company records an estimate of net operating profit based on estimated revenues, less estimated operating costs. Costs are determined primarily based on historical treatment protocols and cost schedules with the hospital. The Company’s estimated operating costs are reviewed on a regular basis and adjusted as necessary to more accurately reflect the actual operating costs. Revenue for turn-key sites is recorded on a gross basis, and the operating expenses the Company reimburses to the hospital are recorded in other operating costs.

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

Revenue from retail arrangements amounted to approximately 47%, 42% and 44% of total revenue for the years ended December 31, 2015, 2014 and 2013, respectively. Because the revenue estimates are reviewed on a quarterly basis, any adjustments required for past revenue estimates would result in an increase or reduction in revenue during the current quarterly period.

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

Carrying Value of Mevion Investment

The Company has carried its investment in Mevion at cost and reviews it for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value of the investment may be below its cost basis on an, other-than-temporary impairment basis. The Company evaluated this investment for impairment at December 31, 2014. In light of available information, the Company determined impairment was not other-than temporary. The Company estimates that there was an unrealized loss (impairment) of approximately $2.4M, as of December 31, 2014.

Due to Mevion’s cancellation of its planned IPO on July 27, 2015 and its announcement on August 4, 2015 of an investment of up to $200M by new investors, the Company determined that its Mevion common stock investment was impaired on an other-than-temporary basis. The fair value of the Company’s investment in Mevion, as of December 31, 2015, is approximately $579,000 with an impairment loss for the year of $2,140,000. For additional information, see “Impairment Analysis of Investment in Equity Securities.”

2015 Results

For the year ended December 31, 2015, 97% of the Company’s revenue was derived from its Gamma Knife business, and the remaining 3% from its IGRT business. For the year ended December 31, 2014, 94% of the Company’s revenue was derived from its Gamma Knife business, and the remaining 6% from its IGRT business. For the year ended December 31, 2013, 92% of the Company’s revenue was derived from its Gamma Knife business, and the remaining 8% from its IGRT business.

TOTAL REVENUE

(in thousands)	2015	Increase (Decrease)	2014	Increase (Decrease)	2013

Total revenue	$16,548	7.3%	$15,417	(12.3)%	$17,584

Total revenue in 2015 increased 7.3% compared to 2014, due to an increase in Gamma Knife revenue, offset by a decrease in IGRT revenue. Total revenue decreased 12.3% in 2014 compared to 2013 primarily due to the sale of EWRS Turkey which contributed $999,000 to the decline for 2014.

Gamma Knife Revenue

	2015	Increase (Decrease)	2014	Increase (Decrease)	2013

Medical services revenue from Gamma Knife (in thousands)	$16,077	10.7%	$14,521	(10.0)%	$16,127
Number of Gamma Knife procedures	1,947	(4.8)%	2,046	(17.6)%	2,482
Average revenue per procedure	$8,257	16.3%	$7,097	9.2%	$6,498

Total Gamma Knife revenue for 2015 increased 10.7% to $16,077,000 compared to $14,521,000 in 2014. Total Gamma Knife revenue for 2014 decreased 10.0% to $14,521,000 compared to $16,127,000 in 2013. The increase in revenue in 2015 compared to 2014 was due to an increase in volume and a favorable payor mix at the Company’s retail sites. Excluding procedures performed in Turkey in 2014, procedures increased 7% in 2015, compared to prior year. The decrease in revenue in 2014 compared to 2013 was due to the sale of EWRS Turkey which contributed $642,000 to the decline, and the decrease in number of Gamma Knife procedures at certain of its U.S. sites. The Company had seventeen, twenty, and nineteen Gamma Knife units in operation at December 31, 2015, 2014 and 2013.

The number of Gamma Knife procedures performed in 2015 increased 125, excluding procedures performed in Turkey in 2014. This increase was due to a new site which treated its first patient in December 2014, and increased volume at existing sites, offset by one contract which ended March 31, 2015. The number of Gamma Knife procedures performed in 2014 decreased by 436 compared to 2013, primarily due to the sale of EWRS Turkey which reported 343 more procedures in 2013. The remaining decline in procedures was due to personnel issues at existing Gamma Knife sites.

Revenue per procedure increased by $1,160 in 2015 and $599 in 2014 compared to 2014 and 2013, respectively. For 2015, the increase was due to a favorable payor mix, increased reimbursement for Medicare procedures, effective January 1, 2015, and the sale of EWRS Turkey units which were reimbursed at lower rates compared to the Company’s other units. For 2014, this increase was due to a favorable change in payor mix and the sale of the EWRS Turkey units which were reimbursed at lower rates compared to the Company’s other units.

IGRT Revenue

(in thousands)	2015	Increase (Decrease)	2014	Increase (Decrease)	2013

Medical services revenue from IGRT	$471	(47.4)%	$896	(38.5)%	$1,457

Medical services revenue from the Company’s IGRT contracts decreased $425,000 in 2015 compared to 2014. The sale of EWRS Turkey contributed $208,000 to the decline, in addition to lower volume at the Company’s existing site. Medical services revenue from the Company’s IGRT contracts decreased by $561,000 in 2014 compared to 2013. The sale of EWRS Turkey contributed $357,000 to the decline, in addition to lower volume at the Company’s existing site.

COSTS OF REVENUE

(In thousands)	2015	Increase (Decrease)	2014	Increase (Decrease)	2013

Total costs of revenue	$9,833	(3.0)%	$10,138	(4.7)%	$10,640
Percentage of total revenue	59.4%		65.8%		60.5%

The Company's costs of revenue, consisting of maintenance and supplies, depreciation and amortization, and other operating expenses (such as insurance, property taxes, sales taxes, marketing costs and operating costs from the Company’s retail sites) decreased by $305,000 in 2015 compared to 2014 and decreased $502,000 in 2014 compared to 2013.

The Company's maintenance and supplies costs were 6.6% of total revenue in 2015, 11.0% of total revenue in 2014 and 10.2% of total revenue in 2013. Maintenance and supplies costs decreased by $602,000 and $100,000 in 2015 and 2014 compared to 2014 and 2013, respectively. The decrease in 2015 compared to 2014 was due to the expiration of four fixed fee maintenance contracts at existing sites and the sale of the Company’s units in Turkey, which also had fixed fee maintenance contracts. The existing sites with fixed fee maintenance contracts that expired, now receive maintenance on a scheduled and on an as needed basis, which is more cost effective. The decrease in 2014 compared to 2013 is due to the expiration of two fixed fee maintenance contracts at existing sites and the sale of the Company’s units in Turkey, which also had fixed fee maintenance contracts. The existing sites with fixed fee maintenance contracts that expired, now receive maintenance on a scheduled and on an as needed basis, which is more cost effective.

Depreciation and amortization costs as a percentage of total revenue were 37.1%, 40.0%, and 35.9% in 2015, 2014 and 2013, respectively. Depreciation and amortization costs decreased $32,000 and $138,000 in 2015 and 2014 compared to 2014 and 2013, respectively. The decrease in 2015 compared to 2014 is due to the sale of EWRS Turkey in 2014, offset by increased depreciation in 2015 for the Company’s new site, which started in December 2014, and two Cobtalt-60 reloads, which occurred during the second and third quarters 2015. The decrease in 2014 compared to 2013 is due to the extension of two customer agreements which spread the remaining depreciation expense over the extended contract term. In addition, the sale of EWRS Turkey lessened depreciation expense.

Other direct operating costs as a percentage of total revenue were 15.7%, 14.8% and 14.4% in 2015, 2014 and 2013, respectively. Other direct operating costs increased by $329,000 in 2015 compared to 2014 and decreased by $264,000 in 2014 compared to 2013. The increase in 2015 is due to increased operating costs at the Company’s retail sites, offset slightly by lower insurance costs. The decrease in 2014 is due to lower insurance costs and property taxes.

SELLING AND ADMINISTRATIVE EXPENSE

(In thousands)	2015	Increase (Decrease)	2014	Increase (Decrease)	2013

Selling and administrative costs	$3,496	(3.7)%	$3,630	(9.8)%	$4,025
Percentage of total revenue	21.1%		23.5%		22.9%

The Company's selling and administrative costs decreased $134,000 in 2015 compared to 2014 and decreased $395,000 in 2014 compared to 2013. The decrease in 2015 is due to consulting fees that were expensed in 2014, a decrease in state and local taxes paid, offset by an increase in stock-based compensation expense. The decrease in 2014 is due to reduction in payroll expense driven by lower headcount, building rent, travel expense, and legal and consulting fees, partially offset by increased tax and audit fees. Building rent decreased due to accrued rent relating to a sublease of a portion of the Company’s office space, recorded in the first quarter of 2013.

INTEREST EXPENSE

(In thousands)	2015	Increase (Decrease)	2014	Increase (Decrease)	2013

Interest expense	$1,239	(27.1)%	$1,699	(5.6)%	$1,799
Percentage of total revenue	7.5%		11.0%		10.2%

The Company's interest expense decreased $460,000 and $100,000 in 2015 and 2014 compared to 2014 and 2013, respectively. The decrease in 2015 compared to 2014 is due, in part, to the sale of EWRS Turkey in 2014, which accounted for approximately $100,000 of expense in 2014. In addition, the Company had a lower average principal base in 2015, effectively reducing interest expense. The decrease in 2014 compared to 2013 is due to a lower average principal base in 2014, effectively reducing interest expense. In addition, the Company paid off one contract in 2014.

(LOSS) ON WRITE DOWN INVESTMENT IN EQUITY SECURITIES

(In thousands)	2015	Increase (Decrease)	2014	Increase (Decrease)	2013

(Loss) on write down investment in equity securities	$2,140	2,140.0%	$0	0.0%	$0
Percentage of total revenue	12.9%		0.0%		0.0%

(Loss) on the write down of the Company’s investment in equity securities is due to the other-than-temporary impairment assessment performed at June 30, 2015. At June 30, 2015, the Company adjusted the carrying value of its investment in Mevion to the determined fair value of $600,000 and recorded a $2,114,000 impairment loss. Subsequently, the Company engaged a third party expert to review its assessment of the fair value of the Company’s common stock in Mevion and as a result, adjusted the impairment loss an additional $26,000. For the year ended December 31, 2015 the impairment loss was $2,140,000 and the fair value was approximately $579,000.

This transaction is treated as a capital loss for tax purposes which may be deducted only to the extent the Company has capital gains. The Company is not aware of any event or transaction planned where the Company would generate a capital gain. Therefore a full valuation allowance was recorded against the income tax benefit from the impairment loss, and the net impact to the income tax provision is $0.

(LOSS) ON SALE OF SUBSIDIARY

(In thousands)	2015	Increase (Decrease)	2014	Increase (Decrease)	2013

(Loss) on sale of subsidiary	$0	572.0%	$(572)	(572.0)%	$0
Percentage of total revenue	0.0%		(3.7)%		0.0%

Loss on sale of subsidiary was $0 in 2015 compared to $572,000 in 2014. Effective May 31, 2014 (with closing occurring June 10, 2014) the Company sold EWRS Turkey for EUR 4.2 million (approximately $6.0M). The proceeds were used to pay-off outstanding debt associated with the Turkey operations and the excess was cash to the Company of $768,000.

GAIN (LOSS) FOREIGN CURRENCY TRANSACTIONS

(In thousands)	2015	Increase (Decrease)	2014	Increase (Decrease)	2013

Gain (loss) foreign transactions	$0	(161.0)%	$161	113.7%	$1,174)
Percentage of total revenue	0.0%		1.0%		(6.7)%

The (loss) gain from foreign currency transactions was $0 in 2015 compared to $161,000 in 2014, and increased $1,335,000 in 2014 compared to 2013. The decrease in 2015 from foreign currency transactions is due to the sale of EWRS Turkey in 2014, which meant that there were no more significant amounts of transactions or held cash in foreign currency as of June 10, 2014. The increase in 2014 from foreign currency transactions is due to the strengthening of the Turkish Lira against the US dollar.

INTEREST AND OTHER INCOME

(In thousands)	2015	Increase (Decrease)	2014	Increase (Decrease)	2013

Interest and other income	$18	(35.7)%	$28	12.0%	$25
Percentage of total revenue	0.1%		0.2%		0.1%

Interest and other income decreased $10,000 in 2015 compared to 2014 and increased $3,000 in 2014 compared to 2013. The decrease in 2015 was due to lower interest income because the Company closed out the certificate of deposit on January 2, 2015.

INCOME TAX EXPENSE

(In thousands)	2015	Increase (Decrease)	2014	Increase (Decrease)	2013

Income tax expense	$434	236.4%	$129	53.6%	$84
Percentage of total revenue	2.6%		0.8%		0.5%
Percentage of (loss) before income taxes	(39.9)%		(15.7)%		(36.8)%

Income tax expense increased $305,000 in 2015 compared to 2014 and increased $45,000 in 2014 compared to 2013. The increase in 2015 is due to income from operations of the Company’s subsidiaries. The loss incurred on the write-down of the Company’s investment in equity securities is a capital loss which is treated as non-deducible expense for income tax provision purposes and as such, a full valuation allowance was recorded against this loss and the net impact to the provision was $0. The increase in 2014 compared to 2013 is due to income from operations of the Company’s subsidiaries. Generally the Company has higher state income taxes because they are calculated at the Company’s profitable operating subsidiary level, where in many states, separate state income tax returns are required and net operating loss carryforwards cannot be applied.

The Company anticipates that it will continue to record income tax expense if it operates profitably in the future. Currently there are state income tax payments required for most states in which the Company operates. However, there are minimal current federal income tax payments required due to net operating loss carryforwards and other deferred tax assets available for federal tax purposes.

The Company had a net operating loss carryforward for federal income tax return purposes at December 31, 2015 of approximately $7,872,000.

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS

(In thousands)	2015	Increase (Decrease)	2014	Increase (Decrease)	2013

Net income attributable to non-controlling interests	$946	142.6%	$390	96.0%	$199
Percentage of total revenue	5.7%		2.5%		1.1%

Net income attributable to non-controlling interests increased $556,000 and $191,000 in 2015 and 2014 compared to 2014 and 2013, respectively. Net income attributable to non-controlling interests represents the pre-tax income earned by the 19% non-controlling interest in GKF, and the pre-tax income or losses of the non-controlling interests in various subsidiaries controlled by GKF. The decrease or increase in net income attributable to non-controlling interests reflects the relative profitability of GKF.

NET (LOSS) ATTRIBUTABLE TO AMERICAN SHARED HOSPITAL SERVICES

(In thousands, except per share amounts)	2015	Increase (Decrease)	2014	Increase (Decrease)	2013

Net (loss) income attributable to ASHS	$(1,522)	(59.9)%	$(952)	(205.1)%	$(312)
Net (loss) income per share attributable to ASHS, diluted	$(0.28)	(47.3)%	$(0.19)	(171.4)%	$(0.07)

Net loss attributable to American Shared Hospital Services was $1,522,000 in 2015 and $952,000 in 2014 compared to a net loss of $952,000 and $312,000 in 2014 and 2013, respectively. Excluding the loss on sale of subsidiary of $572,000 and foreign currency gains of $161,000 in 2014 and the write-down of the Company’s investment in Mevion of $2,140,000 in 2015, net income increased $1,159,000 in 2015 compared to 2014. The increase in net income in 2015 compared to 2014 is due to increased volumes and average reimbursement per procedures, in addition to lower costs of revenue. The $640,000 decrease in net income in 2014 was primarily due to the loss on sale of EWRS Turkey of $572,000.

IMPAIRMENT ANALYSIS OF INVESTMENT IN EQUITY SECURITIES

The Company has previously participated in several Mevion rounds of financing and has carried its investment at cost. The Company reviews this investment on a quarterly basis for impairment in light of the length of time and extent to which market value has been below cost, the financial condition and near term prospects of Mevion, current market conditions and events, and our ability and intent to retain our investment for a period sufficient to allow for an anticipated recovery in the market value, or as events or circumstances might indicate that the carrying value of the investment may be below its cost basis on an other-than-temporary impairment basis. The Company evaluated its common stock investment in Mevion of $2,709,000, for impairment at December 31, 2014, and in light of available information, determined that impairment was not other-than temporary.

On July 27, 2015 Mevion cancelled its planned initial public offering (“IPO”) and subsequently announced on August 4, 2015 that it had entered into an investment agreement where up to $200 million will be invested by HOPU Investments, YuanMing Capital and existing U.S. investors. Concurrent with this investment, Mevion and the lead investors intend to form a joint venture to produce, sell, and service proton therapy systems for the Chinese market. The Company’s investment in the common stock of Mevion represents an approximate 0.46% interest following this latest private placement transaction on a fully diluted basis.

In light of the cancellation of Mevion’s IPO, the Company reviewed its investment in Mevion for impairment. The company determined that its investment was other than temporarily impaired and recognized an impairment loss of $2,114,000 at June 30, 2015. In determining the fair value of the Company’s common stock in Mevion, the Company engaged a third party expert to review the valuation of its investment in Mevion common stock. The third party utilized the market valuation approach and an option waterfall model calibrated to Mevion’s last round of funding. Each equity class was examined and priced according to its liquidation preferences. Based on the third party analysis, an additional impairment loss of $26,000 was recognized by the Company. The fair value of the Company’s investment in Mevion, as of December 31, 2015, is approximately $579,000 with an impairment loss for the year of $2,140,000.

The $2,140,000 other than temporary impairment of its investment in Mevion is recorded in other income (loss) on the Company’s Condensed Consolidated Statement of Operations. This transaction is treated as a capital loss for tax purposes which may be deducted only to the extent the Company has capital gains. The Company is not aware of any event or transaction planned where the Company would generate a capital gain. Therefore, a full valuation allowance was recorded against the income tax benefit from the impairment loss, and the net impact to the income tax provision for the year ended December 31, 2015 was $0.

The first MEVION S250, located at Barnes-Jewish Hospital in St. Louis, MO (“Barnes-Jewish Hospital”), treated its first patient on December 19, 2013. The second MEVION S250, located at the Ackerman Cancer Center in Jacksonville, Florida (“Ackerman Cancer Center”), treated its first patient in April 2015. The third MEVION S250, located at Robert Wood Johnson University Hospital in New Brunswick, New Jersey (“Robert Wood Johnson”), started in May 2015. The Company’s first MEVION S250 system was delivered to UF Health Cancer Center at Orlando Health in November 2014 and is expected to begin treating patients in second quarter 2016.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $2,209,000 at December 31, 2015 compared to $1,059,000 at December 31, 2014, an increase of $1,150,000. The Company’s expected primary cash needs on both a short and long-term basis are for capital expenditures, business expansion, working capital, and other general corporate purposes.

Restricted cash of $50,000 at December 31, 2015 reflects cash that may only be used for the operations of GKF.

As of December 31, 2014, the Company had a $9,000,000 renewable line of credit with a bank secured by a certificate of deposit. The line of credit had been in place since June 2004. The Company’s earnings in 2013 were insufficient to satisfy the “profitability” covenant in the line of credit and the Company was not in compliance with the covenant until the Bank waived this default on August 8, 2014 and agreed to change the maturity date of the facility to December 31, 2014. The line was paid-off using the proceeds from the certificate of deposit on January 2, 2015.

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

Operating activities provided cash of $8,548,000 in 2015, which was driven by non-cash charges for depreciation and amortization of $6,190,000, loss on write down of investment in equity securities of $2,140,000, deferred income tax of $298,000, stock-based compensation expense of $226,000, changes in receivables of $178,000, and changes in accounts payable and accrued liabilities of $175,000. These were partially offset by a net loss of $576,000, other non-cash items of $31,000, and changes in prepaid expenses and other assets of $52,000.

The Company’s trade accounts receivable decreased by $154,000 to $3,038,000 at December 31, 2015 from $3,192,000 at December 31, 2014, primarily due to increased cash collections on a few customer accounts. The number of days revenue (sales) outstanding (“DSO”) in accounts receivable as of December 31, 2015 decreased to 67 days compared to 76 days at December 31, 2014. DSO can and does fluctuate depending on timing of customer payments received and the mix of fee per use versus retail customers. Retail sites generally have longer collection periods than fee per use sites.

Investing activities used $1,926,000 of cash in 2015 due to payments made towards the purchase of property and equipment of $1,916,000 and investment in equity securities of $10,000.

Financing activities used $5,472,000 of cash during 2015, primarily due to principal payments on long-term debt of $2,058,000, principal payments towards capital leases of $4,026,000, and distributions to non-controlling interests of $670,000. This was partially offset by long term debt financing on equipment of $1,016,000, capital contributions from non-controlling interests in subsidiaries of the Company of $46,000, and net proceeds from the Company’s certificate of deposit of $220,000.

The Company had negative working capital at December 31, 2015 of $2,691,000 compared to negative working capital of $2,004,000 at December 31, 2014. The $687,000 decrease in net working capital was due to net increases in the current portion of long term debt and capital leases of $897,000, increases in other accrued liabilities of $399,000, decreases in receivables of $178,000, decreases in current deferred tax asset of $367,000, and net decrease of $220,000 from the proceeds from the certificate of deposit and pay-down on the line of credit. This was offset by an increase in cash of $1,150,000, prepaid expenses of $155,000, and decreases in accounts payable and employee compensation expenses of $69,000. The Company believes that its cash flow from cash on hand, operations, and other cash resources are adequate to meet its scheduled debt and capital lease obligations during the next 12 months. See additional discussion below related to commitments.

The Company, in the past, has secured financing for its Gamma Knife and radiation therapy units. The Company has secured financing for its projects from several lenders and anticipates that it will be able to secure financing on future projects from these or other lending sources, but there can be no assurance that financing will continue to be available on acceptable terms. The Company meets all debt covenants required under notes with its lenders, and expects that any covenants required by future lenders will be acceptable to the Company.

IMPACT OF INFLATION AND CHANGING PRICES

The Company does not believe that inflation has had a significant impact on operations because a substantial majority of the costs that it incurs under its customer contracts are fixed through the term of the contract.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES AND OFF BALANCE SHEET ARRANGEMENTS

The following table presents, as of December 31, 2015, the Company’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the notes to the consolidated financial statements referenced below. For purposes of this table, these commitments are listed in the less than 1 year and 1-3 year categories.

	Payments Due by Period
Contractual Obligations	Total amounts committed	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term debt (includes interest)	$11,106,000	$3,366,000	$5,375,000	$1,923,000	$442,000
Capital leases (includes interest)	15,080,000	5,169,000	7,670,000	2,241,000	-
Promissory note (includes interest)	1,263,000	150,000	1,113,000	-	-
Future equipment purchases	37,250,000	11,450,000	25,800,000	-	-
Operating leases	158,000	96,000	62,000	-	-

Total contractual obligations	$64,857,000	$20,231,000	$40,020,000	$4,164,000	$442,000

Further discussion of the long-term debt commitment is included in Note 5, capital leases in Note 6, and operating leases in Note 12 of the consolidated financial statements.

As of December 31, 2015, the Company has commitments to purchase three MEVION S250 PBRT systems for $34,200,000. The Company has $5,000,000 in non-refundable deposits toward the purchase of these three PBRT systems from Mevion. The non-refundable deposits are recorded in the Condensed Consolidated Balance Sheets as deposits and construction in progress. The Company’s first MEVION S250 synchrocyclotron was delivered to UF Health Cancer Center at Orlando Health in late 2014. During 2015, the synchrocyclotron was installed and tested and it is expected that the first patient will be treated in the second quarter 2016. The Company’s second and third PBRT units will not begin construction until the Company identifies satisfactory placement sites. There is a cash payment of approximately $6,700,000 due in January 2016 for the first PBRT system. In January 2016, the Company secured lease financing of approximately $8,400,000 and payment of $6,700,000 was remitted to Mevion. The financing company also reimbursed the Company approximately $1,100,000 in previously remitted progress payments to Mevion and freight costs. An additional payment of approximately $600,000 is due to Mevion in two installments during 2016 which will be paid using the remaining proceeds from the January 2016 lease financing.

The remaining two PBRT projects do not have anticipated delivery dates. The timing of progress payments for PBRT contracts two and three are dependent upon future events and the Company has some flexibility to delay the due dates of these commitments. Approximately $25,800,000 of these commitments are not expected to start becoming due until 2017 or later and the Company is in discussions with lenders to finance the remaining two proton systems. There are no anticipated cash requirements for these commitments in the next 12 months.

As of December 31, 2015, the Company has commitments to purchase one Gamma Knife Perfexion system, one Cobalt-60 reload, and is scheduled to install one Gamma Knife Model 4C system, which the Company previously financed and owns. Total Gamma Knife commitments as of December 31, 2015 are $3,650,000. The Model 4C unit is scheduled to be installed in mid-2016 at the Company’s new customer site in Peru. There are cash requirements for the Peru commitment in the next 12 months of approximately $600,000. The Company believes that cash flow from cash on hand and operations will be sufficient to cover this payment. The Perfexion unit is for a site yet to be determined and it is the Company’s intent to finance this unit. The Cobalt-60 reload is for an existing site and it is the Company’s intent to finance this reload. There are no significiant cash requirements for the Perfexion system or the Cobalt-60 reload in the next 12 months. There can be no assurance that financing will be available for the Company’s current or future projects, or at terms that are acceptable to the Company.

	2016	Thereafter	Total
Proton Beam Units	$8,400,000	$25,800,000	$34,200,000

Gamma Knife Units	3,650,000	-	3,650,000

Total Commitments	$12,050,000	$25,800,000	$37,850,000

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below presents information about certain market-sensitive financial instruments as of December 31, 2015. The fair values were determined based on quoted market prices for the same or similar instruments.

	Payments Due by Period					There-		Fair
(amounts in thousands)	2016	2017	2018	2019	2020	after	Total	Value

Fixed rate long-term debt and present value of capital leases	$7,200	$7,113	$4,667	$2,851	$1,089	$429	$23,349	$23,341

Average interest rates	6.7%	6.7%	5.9%	5.7%	6.0%	6.3%	6.5%

We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage or prepayment features.

At December 31, 2015, we had no significant long-term, market-sensitive investments.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment management believes that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based on those criteria.

(c)	Changes in internal controls over financial reporting.

Our Chief Executive Officer and our Chief Financial Officer have evaluated the changes to the Company’s internal control over financial reporting that occurred during our last fiscal quarter ended December 31, 2015, as required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2016 Annual Meeting of Shareholders (the “2016 Proxy Statement”). Information regarding executive officers of the Company, included herein under the caption “Executive Officers of the Company” in Part I, Item 1 above, is incorporated herein by reference.

Information concerning the identification of our standing audit committee required by this Item is incorporated by reference from the 2016 Proxy Statement.

Information concerning our audit committee financial experts required by this Item is incorporated by reference from the 2016 Proxy Statement.

Information concerning compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference from the 2016 Proxy Statement.

We have adopted a Code of Ethics that is available on our website at www.ashs.com. The information on our website is not part of this report. You may also request a copy of this document free of charge by writing our Corporate Secretary.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item is incorporated herein by reference from the 2016 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated herein by reference from the 2016 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated herein by reference from the 2016 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is incorporated herein by reference from the 2016 Proxy Statement.

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

(b)	Exhibits.

The following Exhibits are filed with this Report.

Exhibit		Incorporated by reference herein
Number	Description	Form	Exhibit	Date
3.1	Articles of Incorporation of the Company, as amended.	S-1	3.1	7/28/1988

3.2	By-laws of the Company, as amended and restated dated as of June 9, 2011.	10-K	3.2	3/30/2012

4.1	Rights Agreement dated as of March 22, 1999 between American Shared Hospital Services and American Stock Transfer & Trust Company, as Rights Agent.	8-K	4	4/1/1999

4.1a	First Amendment to Rights Agreement dated as of March 12, 2009 to the American Shared Hospital Services and American Stock Transfer & Trust Company, as Rights Agent.	8-K	3.1	3/13/2009

10.1	Operating Agreement for GK Financing, LLC dated as of October 17, 1995 between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	S-1	10.12	10/26/1995

10.1a	Amendment Agreement dated as of October 26, 1995 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	S-1/A	10.13	3/29/1996

10.1b	Second Amendment Agreement dated as of December 20, 1995 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	S-1/A	10.13	3/29/1996

10.1c	Third Amendment Agreement dated as of October 16, 1996 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	10-K	10.13b	3/31/1998

10.1d	Fourth Amendment Agreement dated as of March 31, 1998 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	10-K	10.8	3/31/1999

10.1e		Fifth Amendment Agreement dated as of March 31, 1998 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	10-K	10.9	3/31/1999

10.1f		Sixth Amendment Agreement dated as of June 5, 1998 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	10-K	10.10	3/31/1999

10.1g		Seventh Amendment Agreement dated as of October 18, 2006 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	10-K	10.52	4/2/2007

10.1h	*	Eighth Amendment Agreement dated as of April 28, 2010 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.

10.1i	*	Ninth Amendment Agreement dated as of May 16, 2011 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.

10.2	*	Lease Agreement for a Gamma Knife Unit dated as of October 29, 1996 between Methodist Healthcare Systems of San Antonio, Ltd., dba Southwest Texas Methodist Hospital and GK Financing, LLC.

10.2a	*	Addendum to Lease Agreement for a Gamma Knife Unit dated as of October 31, 1996 between GK Financing, LLC and Methodist Healthcare System of San Antonio, Ltd., dba Southwest Texas Methodist Hospital and GK Financing, LLC.

10.2b	*	Addendum Two to Lease Agreement for a Gamma Knife Unit dated as of October 16, 1997 between Methodist Healthcare System of San Antonio, Ltd., d.b.a. Southwest Texas Methodist Hospital and GK Financing, LLC.

10.2c	*	Amendment to Lease Agreement for a Gamma Knife Unit dated as of December 13, 2003 between Methodist Healthcare Systems of San Antonio, Ltd., d/b/a Southwest Texas Methodist Hospital and GK Financing, LLC.

10.2d	#	Second Amendment to Lease Agreement for a Gamma Knife Unit (Perfexion Upgrade) dated as of December 23, 2009 between GK Financing, LLC and Methodist Healthcare Systems of San Antonio, Ltd., d/b/a Southwest Texas Methodist Hospital.	10-Q	10.18b	11/15/2010

10.3	*	Lease Agreement for a Gamma Knife Unit dated as of April 10, 1997 between GK Financing, LLC and Yale-New Haven Ambulatory Services Corporation.

10.3a	*	Addendum to Lease Agreement for a Gamma Knife Unit dated as of October 25, 2005 between Yale-New Haven Ambulatory Services Corporation and GK Financing, LLC.

10.3b	*	Assignment, Assumption, and Amendment to Lease Agreement for a Gamma Knife Unit dated as of June 30, 2006 between Yale-New Haven Ambulatory Services Corporation, Yale-New Haven Hospital, Inc. a/k/a Yale-New Haven Hospital, and GK Financing, LLC.

10.3c	#	Second Amendment to Lease Agreement for a Gamma Knife Unit (Perfexion Upgrade) dated as of May 15, 2009 between Yale-New Haven Hospital, Inc. a/k/a Yale-New Haven Hospital and GK Financing, LLC.	10-Q/A	10.19c	11/10/2010

10.3d		Third Amendment to Lease Agreement for a Gamma Knife Unit dated as of July 1, 2014 between Yale-New Haven Hospital, Inc. a/k/a Yale-New Haven Hospital and GK Financing, LLC.	10-Q	10.19c	11/14/2014

10.4	#	Purchased Services Agreement (for a Gamma Knife Unit) dated as of November 19, 2008 between GK Financing, LLC and Kettering Medical Center.	10-Q	10.21a	8/14/2009

10.4a	#	First Amendment to Purchased Services Agreement (for a Gamma Knife Unit) dated as of June 11, 2009 between GK Financing, LLC and Kettering Medical Center.	10-Q	10.21b	8/14/2009

10.4b	#	Second Amendment to Purchased Services Agreement (for a Gamma Knife Unit) dated as of February 27, 2014 between GK Financing, LLC and Kettering Medical Center.	10-K	10.21c	4/1/2015

10.5	#	Lease Agreement for a Gamma Knife Unit (Perfexion Upgrade) dated as of July 30, 2013 between Tufts Medical Center, Inc. and GK Financing, LLC.	10-K	10.22b	3/31/2014

10.6	#	Amended and Restated Equipment Lease Agreement (for a Gamma Knife Unit) dated as of December 12, 2014, between GK Financing, LLC and the Board of Trustees of the University of Arkansas on behalf of the University of Arkansas for Medical Sciences.	10-Q	10.4	8/19/2015

10.7	*	Lease Agreement for a Gamma Knife Unit dated as of May 28, 1999 between GK Financing, LLC and Froedtert Memorial Lutheran Hospital.

10.7a		Addendum dated as of June 24, 1999 to Lease Agreement for a Gamma Knife Unit between GK Financing, LLC and Froedtert Memorial Lutheran Hospital.	10-K	10.27	3/29/2000

10.7b		Amendment dated as of July 12, 1999 to Lease Agreement for a Gamma Knife Unit between GK Financing, LLC and Froedtert Memorial Lutheran Hospital.	10-K	10.28	3/29/2000

10.7c		Amendment dated as of August 24, 1999 to Lease Agreement for a Gamma Knife Unit between GK Financing, LLC and Froedtert Memorial Lutheran Hospital.	10-K	10.29	3/29/2000

10.7d	*	First Amendment to Lease Agreement for a Gamma Knife Unit dated as of December 29, 2008 between GK Financing, LLC and Froedtert Memorial Lutheran Hospital.

10.7e	*	Second Amendment to Lease Agreement for a Gamma Knife Unit dated as of May 16, 2013 between GK Financing, LLC and Froedtert Memorial Lutheran Hospital, Inc.

10.7f		Third Amendment to Lease Agreement for a Gamma Knife Unit dated as of December 15, 2014 between GK Financing, LLC and Froedtert Memorial Lutheran Hospital, Inc.	10-K	10.26c	4/1/2015

10.8	*	Lease Agreement for a Gamma Knife Unit dated as of December 11, 1996 between GK Financing, LLC and The Community Hospital Group, Inc., dba JFK Medical Center.

10.8a	*	Addendum One to Lease Agreement for a Gamma Knife Unit dated on January 9, 2008 and effective as of July 1, 2002 between The Community Hospital Group, Inc., dba JFK Medical Center and GK Financing, LLC.

10.8b	*	Addendum Two to Lease Agreement for a Gamma Knife Unit dated as of January 9, 2008 between The Community Hospital Group, Inc., dba JFK Medical Center and GK Financing, LLC.

10.8c		Addendum Three to Lease Agreement for a Gamma Knife Unit dated as of April 25, 2015, between The Community Hospital Group, Inc., dba JFK Medical Center and GK Financing, LLC.	10-Q	10.5	8/19/2015

10.9	*	Lease Agreement for a Gamma Knife Unit dated as of June 3, 1999 between GK Financing, LLC and Sunrise Hospital and Medical Center, LLC d/b/a Sunrise Hospital and Medical Center.

10.9a	*	Addendum to Lease Agreement for a Gamma Knife Unit dated as of December 1, 1998 between Sunrise Hospital and Medical Center, LLC d/b/a Sunrise Hospital and Medical Center and GK Financing, LLC.

10.9b	*	Addendum Two to Lease Agreement for a Gamma Knife Unit dated as of January 17, 2007 between GK Financing, LLC and Sunrise Hospital Medical Center, LLC d/b/a Sunrise Hospital Medical Center.

10.9c	*	Addendum Three to Lease Agreement for a Gamma Knife Unit dated as of June 20, 2007 between GK Financing, LLC and Sunrise Hospital and Medical Center, LLC d/b/a Sunrise Hospital and Medical Center.

10.9d	*	Addendum Four to Lease Agreement for a Gamma Knife Unit dated as of February 8, 2010 between GK Financing, LLC and Sunrise Hospital and Medical Center, LLC d/b/a Sunrise Hospital and Medical Center.

10.9e	#	Addendum Five to Lease Agreement for a Gamma Knife Unit dated as of May 18, 2012 between GK Financing, LLC and Sunrise Hospital and Medical Center, LLC d/b/a Sunrise Hospital and Medical Center.	10-Q	10.66	11/14/2013

10.10	*	Lease Agreement for a Gamma Knife Unit dated as of November 1, 1999 between GK Financing, LLC and Jackson HMA, Inc. d/b/a Central Mississippi Medical Center.

10.10a		Addendum to Lease Agreement for a Gamma Knife Unit dated as of November 1, 1999 between Jackson HMA, Inc. dba Central Mississippi Medical Center and GK Financing, LLC.	10-Q	10.34	8/10/2001

10.10b	#	Addendum Two to Lease Agreement for a Gamma Knife Unit dated as of November 6, 2006 between GK Financing, LLC and Jackson HMA, Inc. d/b/a Central Mississippi Medical Center.	10-K	10.51	4/2/2007

10.10c	*	Amendment Three to Lease Agreement for a Gamma Knife Unit dated as of February 23, 2010 between GK Financing, LLC and Jackson HMA, LLC d/b/a Central Mississippi Medical Center.

10.11	*	Lease Agreement for a Gamma Knife Unit dated as of February 18, 2000 between GK Financing, LLC and OSF HealthCare System.

10.11a	#	Addendum to Lease Agreement for a Gamma Knife Unit dated as of April 13, 2007, between GK Financing, LLC and OSF Healthcare System.	10-Q	10.35	8/14/2007

10.11b	#	Addendum Two to Lease Agreement for a Gamma Knife Unit dated as of October 31, 2012 between GK Financing, LLC and OSF Healthcare System.	10-Q	10.35b	8/14/2013

10.12	*	Equipment Lease Agreement (for a Gamma Knife Unit) dated as of September 13, 2001 between GK Financing, LLC and Mercy Medical Center.

10.12a		Amendment Number One to Equipment Lease Agreement (for a Gamma Knife Unit) dated as of September 13, 2001 between GK Financing, LLC and Mercy Medical Center.	10-Q	10.41	11/14/2002

10.13	*	Equipment Lease Agreement (for a Gamma Knife Unit) dated as of February 13, 2003 between GK Financing, LLC and AHS Albuquerque Regional Medical Center, LLC.

10.13a	#	Amendment to Equipment Lease Agreement (Perfexion Upgrade) dated as of April 8, 2011 between GK Financing, LLC and Lovelace Health System, Inc., d/b/a Lovelace Medical Center.	10-Q	10.62	8/15/2011

10.13b		Assignment and Assumption of Purchase and License Agreement dated as of February 2, 2011 between with Elekta, Inc., GK Financing, LLC and Albuquerque GK Equipment, LLC.	10-Q	10.62a	8/15/2011

10.14	*	Equipment Lease Agreement (for a Gamma Knife Unit) dated as of March 21, 2003 between GK Financing, LLC and Northern Westchester Hospital Center.

10.14a	#	Amendment to Equipment Lease Agreement (Perfexion Upgrade) dated as of June 8, 2012 between GK Financing, LLC and Northern Westchester Hospital Center.	10-Q	10.46a	8/14/2013

10.15	*	Equipment Lease Agreement (for a Gamma Knife Unit) dated as of May 28, 2004 between GK Financing, LLC and Mercy Health Center.

10.15a	*	Addendum One to Equipment Lease Agreement (for a Gamma Knife Unit) dated as of December 23, 2011 between Mercy Health Center and GK Financing, LLC.

10.15b		Addendum Two to Equipment Lease Agreement (for a Gamma Knife Unit) dated as of July 31, 2015, between Mercy Hospital Oklahoma City, Inc. and GK Financing, LLC.	10-Q	10.1	11/12/2015

10.16	#	Purchased Services Agreement (for a Gamma Knife Unit) dated as of March 5, 2008 between GK Financing, LLC and USC University Hospital, Inc.	10-Q	10.57	5/14/2008

10.16a	#	First Amendment to Purchased Services Agreement (for a Gamma Knife Unit) dated as of April 1, 2009 between GK Financing, LLC and University of Southern California.	10-Q	10.57a	8/14/2009

10.16b	#	Second Amendment to Purchased Services Agreement (for a Gamma Knife Unit) dated as of October 1, 2013 between GK Financing, LLC and University of Southern California.	10-Q	10.57b	8/14/2014

10.17	#	Equipment Lease Agreement (for a Gamma Knife Unit) dated as of May 1, 2010 between GK Financing, LLC and Fort Sanders Regional Medical Center.	10-Q	10.60	5/16/2011

10.17a	*	Amendment to Lease Agreement (for a Gamma Knife Unit) dated as of January 3, 2012 between GK Financing, LLC and Fort Sanders Regional Medical Center.

10.18	#	Leksell Gamma Knife Perfexion Purchased Services Agreement dated as of August 5, 2011 between Jacksonville GK Equipment, LLC and St. Vincent’s Medical Center, Inc.	10-K	10.63	3/30/2012

10.18a	#	First Amendment to the Leksell Gamma Knife Perfexion Purchased Services Agreement dated as of October 10, 2011 between Jacksonville GK Equipment, LLC and St. Vincent’s Medical Center, Inc.	10-K	10.63a	3/30/2012

10.19	#	Leksell Gamma Knife Perfexion Purchased Services Agreement dated as of January 19, 2012 between GK Financing, LLC and Sacred Heart Health System, Inc.	10-Q	10.65	5/15/2013

10.20	#	Leksell Gamma Knife Perfexion Purchased Services Agreement dated as of March 27, 2014 between GK Financing, LLC and PeaceHealth doing business through its operating division PeaceHealth Sacred Heart Medical Center at RiverBend.	10-K	10.67	4/1/2015

10.21	•	American Shared Hospital Services Incentive Compensation Plan as Amended and Restated (Formerly the 2006 Stock Incentive Plan) effective April 16, 2015.	10-Q	10.3	8/19/2015

10.22		Loan Agreement dated as of September 30, 2011 between Bank of America, N.A. and American Shared Hospital Services.	10-Q	10.48a	8/14/2014

10.23a		Amendment No. 1 to Loan Agreement dated as of August 31, 2012 between Bank of America, N.A. and American Shared Hospital Services.	10-Q	10.48b	8/14/2014

10.23b		Amendment No. 2 to Loan Agreement dated as of September 20, 2013 between Bank of America, N.A. and American Shared Hospital Services.	10-Q	10.48c	8/14/2014

10.23c		Waiver and Amendment No. 3 to Loan Agreement dated as of August 8, 2014 between Bank of America, N.A. and American Shared Hospital Services.	10-Q	10.48d	8/14/2014

10.26	*•	Form of Indemnification Agreement between American Shared Hospital Services and members of its Board of Directors.

21.1	*	Subsidiaries of American Shared Hospital Services

23.1	*	Consent of Independent Registered Public Accounting Firm

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14a/15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14a/15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	ǂ	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

ǂ	Furnished herewith.

#	Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.

•	Indicates management compensatory plan, contract, or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SHARED HOSPITAL SERVICES
(Registrant)

March 29, 2016	By:	/s/ Ernest A. Bates, M.D.
Ernest A. Bates, M.D.
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ernest A. Bates	Chairman of the Board and	March 29, 2016
Ernest A. Bates, M.D.	Chief Executive Officer
(Principal Executive Officer)

/s/ David A. Larson	Director	March 29, 2016
David A. Larson, M.D.

/s/ S. Mert Ozyurek	Director	March 29, 2016
S. Mert Ozyurek

/s/ John F. Ruffle	Director	March 29, 2016
John F. Ruffle

/s/ Raymond C. Stachowiak	Director	March 29, 2016
Raymond C. Stachowiak

/s/ Stanley S. Trotman, Jr.	Director	March 29, 2016
Stanley S. Trotman, Jr.

/s/ Craig K. Tagawa	Chief Operating Officer and	March 29, 2016
Craig K. Tagawa	Chief Financial Officer
(Principal Accounting Officer)

AMERICAN SHARED HOSPITAL SERVICES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

and

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

American Shared Hospital Services

We have audited the accompanying consolidated balance sheets of American Shared Hospital Services and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Shared Hospital Services and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accepted accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

San Francisco, California

March 29, 2016

 1

American Shared Hospital Services

Consolidated Balance Sheets

ASSETS

	DECEMBER 31,
	2015	2014
CURRENT ASSETS
Cash and cash equivalents	$2,209,000	$1,059,000
Restricted cash	50,000	50,000
Certificate of deposit	-	9,000,000
Trade accounts receivable, net of allowance for doubtful accounts of $100,000 in 2015 and 2014	3,038,000	3,192,000
Other receivables	107,000	131,000
Prepaid expenses and other current assets	603,000	448,000
Current deferred tax assets	-	367,000

Total current assets	6,007,000	14,247,000

PROPERTY AND EQUIPMENT, net	47,123,000	50,036,000

INVESTMENT IN EQUITY SECURITIES	579,000	2,709,000
OTHER ASSETS	405,000	536,000

TOTAL ASSETS	$54,114,000	$67,528,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$375,000	$421,000
Employee compensation and benefits	156,000	179,000
Other accrued liabilities	1,162,000	763,000
Current portion of long-term debt	2,674,000	2,005,000
Current portion of capital leases	4,331,000	4,103,000
Advances on line of credit	-	8,780,000

Total current liabilities	8,698,000	16,251,000

LONG-TERM DEBT, less current portion	6,923,000	8,586,000
LONG-TERM CAPITAL LEASES, less current portion	9,190,000	12,190,000
DEFERRED REVENUE, less current portion	719,000	874,000
DEFERRED INCOME TAXES	3,404,000	3,473,000
COMMITMENTS AND CONTINGENCIES (See Note 12)

SHAREHOLDERS’ EQUITY
Common stock, no par value
Authorized – 10,000,000 shares; Issued and outstanding shares – 5,364,000 in 2015 and 5,361,000 in 2014	10,376,000	10,376,000
Additional paid-in capital	5,734,000	5,508,000
Retained earnings	4,020,000	5,542,000

Total equity- American Shared Hospital Services	20,130,000	21,426,000
Non-controlling interests in subsidiaries	5,050,000	4,728,000

Total shareholders’ equity	25,180,000	26,154,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$54,114,000	$67,528,000

See accompanying notes	2

American Shared Hospital Services

Consolidated Statements of Operations

	YEARS ENDED DECEMBER 31,
	2015	2014	2013
Revenue:
Medical services	$16,548,000	$15,417,000	$17,584,000
	16,548,000	15,417,000	17,584,000

Costs of revenue:
Maintenance and supplies	1,089,000	1,691,000	1,791,000
Depreciation and amortization	6,139,000	6,171,000	6,309,000
Other direct operating costs	2,605,000	2,276,000	2,540,000
	9,833,000	10,138,000	10,640,000

Gross margin	6,715,000	5,279,000	6,944,000

Selling and administrative expense	3,496,000	3,630,000	4,025,000
Interest expense	1,239,000	1,699,000	1,799,000

Operating income (loss)	1,980,000	(50,000)	1,120,000

(Loss) on write down investment in equity securities	(2,140,000)	-	-
(Loss) on sale of subsidiary	-	(572,000)	-
Gain (loss) foreign currency transactions	-	161,000	(1,174,000)
Interest and other income	18,000	28,000	25,000

(Loss) before income taxes	(142,000)	(433,000)	(29,000)
Income tax expense	434,000	129,000	84,000

Net (loss)	(576,000)	(562,000)	(113,000)
Less: net income attributable to non-controlling interests	(946,000)	(390,000)	(199,000)

Net (loss) attributable to American Shared Hospital Services	$(1,522,000)	$(952,000)	$(312,000)

Net (loss) per share attributable to American Shared Hospital Services:
(Loss) per common share- basic	$(0.28)	$(0.19)	$(0.07)

(Loss) per common share- diluted	$(0.28)	$(0.19)	$(0.07)

See accompanying notes	3

American Shared Hospital Services

Consolidated Statements of Comprehensive (Loss)

	YEARS ENDED DECEMBER 31,
	2015	2014	2013

Net (loss) attributable to	$(1,522,000)	$(952,000)	$(312,000)
American Shared Hospital Services

Other comprehensive income (loss):
Foreign currency translation adjustments	-	779,000	(142,000)

Total comprehensive (loss)	(1,522,000)	(173,000)	(454,000)
Less comprehensive income (loss) attributable to the non-controlling interest	-	337,000	(57,000)

Comprehensive (loss) attributable to American Shared Hospital Services	$(1,522,000)	$(510,000)	$(397,000)

See accompanying notes	4

American Shared Hospital Services

Consolidated Statement of Shareholders’ Equity

THREE YEARS ENDED DECEMBER 31, 2015

				Accumulated
			Additional	Other			Non-controlling
	Common	Common	Paid-in	Comprehensive	Retained	Sub-Total	Interests in
	Shares	Stock	Capital	(Loss) Income	Earnings	ASHS	Subsidiaries	Total

Balances at January 1, 2013	4,606,000	$8,578,000	$4,902,000	$(357,000)	$6,806,000	$19,929,000	$4,901,000	$24,830,000

Stock based compensation expense	3,000	-	88,000	-	-	88,000	-	88,000

Non-controlling interest investment in subsidiaries	-	-	-	-	-	-	184,000	184,000

Cumulative translation adjustment	-	-	-	(85,000)	-	(85,000)	(57,000)	(142,000)

Cash distributions to non-controlling interest	-	-	-	-	-	-	(792,000)	(792,000)

Net (loss) income	-	-	-	-	(312,000)	(312,000)	199,000	(113,000)

Balances at December 31, 2013	4,609,000	8,578,000	4,990,000	(442,000)	6,494,000	19,620,000	4,435,000	24,055,000

Repurchase of common stock	(1,000)	(2,000)	-	-	-	(2,000)	-	(2,000)

Stock based compensation expense	3,000	-	373,000	-	-	373,000	-	373,000

Private placement common stock	750,000	1,800,000	-	-	-	1,800,000	-	1,800,000

Fair value of warrants issued with promissory notes	-	-	145,000	-	-	145,000	-	145,000

Non-controlling interest investment in subsidiaries	-	-	-	-	-	-	517,000	517,000

Cash distributions to non-controlling interests	-	-	-	-	-	-	(951,000)	(951,000)

Cumulative translation adjustment	-	-	-	442,000	-	442,000	337,000	779,000

Net (loss) income	-	-	-	-	(952,000)	(952,000)	390,000	(562,000)

Balances at December 31, 2014	5,361,000	10,376,000	5,508,000	-	5,542,000	21,426,000	4,728,000	26,154,000

Stock based compensation expense	3,000	-	226,000	-	-	226,000	-	226,000

Non-controlling interest investment in subsidiaries	-	-	-	-	-	-	46,000	46,000

Cash distributions to non-controlling interests	-	-	-	-	-	-	(670,000)	(670,000)

Net (loss) income	-	-	-	-	(1,522,000)	(1,522,000)	946,000	(576,000)

Balances at December 31, 2015	5,364,000	$10,376,000	$5,734,000	$-	$4,020,000	$20,130,000	$5,050,000	$25,180,000

See accompanying notes	5

American Shared Hospital Services

Consolidated Statements of Cash Flows

	YEARS ENDED DECEMBER 31,
	2015	2014	2013

OPERATING ACTIVITIES
Net (loss)	$(576,000)	$(562,000)	$(113,000)
Adjustments to reconcile net (loss) to net cash from operating activities:
Depreciation and amortization	6,190,000	6,383,000	6,410,000
(Gain) loss on disposal of assets	-	(1,000)	20,000
Loss on write down investment in equity securities	2,140,000	-	-
Loss on sale of subsidiary	-	572,000	-
Deferred income tax	298,000	76,000	59,000
(Gain) loss on foreign currency transactions	-	(161,000)	1,174,000
Stock-based compensation expense	226,000	138,000	88,000
Other non-cash items	(31,000)	107,000	-
Changes in operating assets and liabilities:
Receivables	178,000	1,069,000	(643,000)
Prepaid expenses and other assets	(52,000)	11,000	58,000
Accounts payable and accrued liabilities	175,000	(859,000)	1,023,000

Net cash from operating activities	8,548,000	6,773,000	8,076,000

INVESTING ACTIVITIES
Payment for purchase of property and equipment	(1,916,000)	(5,212,000)	(1,710,000)
Investment in equity securities	(10,000)	(8,000)	(14,000)
Proceeds from sale of subsidiary	-	768,000	-

Net cash used in investing activities	(1,926,000)	(4,452,000)	(1,724,000)

FINANCING ACTIVITIES
Principal payments on long-term debt	(2,058,000)	(3,263,000)	(3,523,000)
Principal payments on capital leases	(4,026,000)	(4,429,000)	(3,476,000)
Proceeds from long-term debt financing on property and equipment	1,016,000	2,625,000	1,298,000
Proceeds from certificate of deposit	9,000,000	-	-
Advances on line of credit	-	1,140,000	369,000
Payments on line of credit	(8,780,000)	(1,200,000)	(79,000)
Capital contributions from non-controlling interests	46,000	117,000	184,000
Distributions to non-controlling interests	(670,000)	(951,000)	(792,000)
Private placements of common stock	-	1,800,000	-
Common stock repurchase	-	(2,000)	-
Proceeds from promissory notes	-	1,000,000	-

Net cash used in financing activities	(5,472,000)	(3,163,000)	(6,019,000)

Net change in cash and cash equivalents	1,150,000	(842,000)	333,000

Effect of changes in foreign exchange rates on cash	-	(8,000)	12,000

CASH AND CASH EQUIVALENTS, beginning of year	1,059,000	1,909,000	1,564,000

CASH AND CASH EQUIVALENTS, end of year	$2,209,000	$1,059,000	$1,909,000

See accompanying notes	6

American Shared Hospital Services

Consolidated Statements of Cash Flows

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$1,670,000	$2,070,000	$2,116,000
Cash paid for income taxes	$25,000	$41,000	$44,000

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of equipment with capital lease financing	$1,343,000	$3,709,000	$3,478,000
Warrants issued with promissory notes	$-	$145,000	$-
Nonmonetary equipment trade-in	$-	$700,000	$-

Equipment relieved in sale of subsidiary	$-	$(4,921,000)	$-
Other assets relieved in sale of subsidiary	$-	$(826,000)	$-
Debt relieved in sale of subsidiary	$-	$5,181,000	$-
Other liabilities relieved in sale of subsidiary	$-	$14,000	$-
Net equity relieved in sale of subsidiary	$-	$1,351,000	$-
OCI released to net income in sale of subsidiary	$-	$(779,000)	$-
Investment released to net income in sale of subsidiary	$-	$(1,360,000)	$-

See accompanying notes	7

American Shared Hospital Services

Notes to Consolidated Financial Statements

Note 1 – Business and Basis of Presentation

Business – These consolidated financial statements include the accounts of American Shared Hospital Services (the “Company”) and its subsidiaries as follows: The Company wholly-owns the subsidiaries OR21, Inc. (“OR21”) and MedLeader.com, Inc. (“MedLeader”), PBRT Orlando, LLC (“Orlando”) and American Shared Radiosurgery Services (“ASRS”). The Company is also the majority owner of Long Beach Equipment, LLC (“LBE”). ASRS is the majority-owner of GK Financing, LLC (“GKF”) which wholly-owns the subsidiaries GK Financing U.K., Limited (“GKUK”), and Instituto de Gamma Knife del Pacifico S.A.C. (“GKPeru”). GKF is also the majority-owner of the subsidiaries Albuquerque GK Equipment, LLC (“AGKE”), Jacksonville GK Equipment, LLC (“JGKE”) and EWRS, LLC (“EWRS”), which, prior to its sale in June 2014, wholly-owned the subsidiary, EWRS Tibbi Cihazlar Ticaret Ltd Sti (“EWRS Turkey”).

The Company (through ASRS) and Elekta AB, the manufacturer of the Gamma Knife (through its wholly-owned United States subsidiary, GKV Investments, Inc.), entered into an operating agreement and formed GK Financing, LLC. During 2015 GKF provided Gamma Knife units to seventeen medical centers in the United States in the states of Arkansas, California, Connecticut, Florida, Illinois, Massachusetts, Mississippi, Nevada, New Jersey, New Mexico, New York, Tennessee, Oklahoma, Ohio, Texas, and Washington.

The Company also provided radiation therapy and related equipment directly to a medical center in Massachusetts.

The Company formed the subsidiaries GKUK and GKPeru, for the purposes of expanding its business internationally into the United Kingdom and Peru; LBE and Orlando to provide proton beam therapy services in Long Beach, California and Orlando, Florida; and AGKE and JGKE to provide Gamma Knife services in Albuquerque, New Mexico and Jacksonville, Florida. AGKE began operation in the second quarter 2011 and JGKE began operation in the fourth quarter 2011. Orlando is anticipated to begin operating in second quarter 2016. GKPeru is expected to begin operation in mid-2016. GKUK is inactive and LBE is not expected to generate revenue within the next two years.

The Company continues to develop its design and business model for “The Operating Room for the 21st Century” SM (“OR21” SM), through its 50% owned OR21, LLC. The remaining 50% is owned by an architectural design company. OR21 is not expected to generate significant revenue within the next two years.

MedLeader was formed to provide continuing medical education online and through videos for doctors, nurses and other healthcare workers. This subsidiary is not operational at this time.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2 – Accounting Policies

Use of estimates in the preparation of financial statements – In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates reflected in the Company’s consolidated financial statements include the allowance for doubtful accounts, estimated useful lives of fixed assets and its salvage values, revenues and costs of sales for turn-key and revenue sharing arrangements, and the carrying value of its Mevion investment.  Actual results could differ from those estimates.

Advertising costs – The Company expenses advertising costs as incurred. Advertising costs were $115,000, $155,000, and $119,000 during the years ended December 31, 2015, 2014, and 2013, respectively. Advertising costs are recorded in other direct operating costs and sales and administrative costs in the consolidated statements of operations.

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

Restricted cash – Restricted cash represents the minimum cash that must be maintained in GKF to fund operations, per the subsidiary’s operating agreement.

Business and credit risk – The Company maintains its cash balances, which exceed federally insured limits, in financial institutions. Until January 2015, most of the Company’s cash was invested in a certificate of deposit. The Company has not experienced any losses and believes it is not exposed to any significant credit risk on cash, cash equivalents and securities. The Company monitors the financial condition of the financial institutions it uses on a regular basis.

All of the Company’s revenue was provided by seventeen, twenty, and nineteen customers in 2015, 2014, and, 2013, and these customers constitute accounts receivable at December 31, 2015 and 2014, respectively. The Company performs credit evaluations of its customers and generally does not require collateral. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in any particular geographic area.

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

Non-controlling interests - The Company reports its non-controlling interests as a separate component of shareholders’ equity. The Company also presents the consolidated net income and the portion of the consolidated net income and other comprehensive income allocable to the non-controlling interests and to the shareholders of the Company separately in its consolidated statements of operations and comprehensive (loss).

Property and equipment – Property and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, which for medical and office equipment is generally 3 – 10 years, and after accounting for salvage value on the equipment where indicated. Salvage value is based on the estimated fair value of the equipment at the end of its useful life. The Company capitalized interest of $431,000, $371,000, and $390,000 in 2015, 2014, and 2013, respectively, as costs of medical equipment.

The Company capitalizes interest incurred on property and equipment that is under construction, for which deposits or progress payments have been made. When a rate is not readily available, imputed interest is calculated using the Company’s incremental borrowing rate. The interest capitalized for property and equipment is the portion of interest cost incurred during the acquisition periods that could have been avoided if expenditures for the equipment had not been made.

The Company leases Gamma Knife and radiation therapy equipment to its customers under arrangements typically accounted for as operating leases. At December 31, 2015, the Company held equipment under operating lease contracts with customers with an original cost of $83,267,000 and accumulated depreciation of $47,198,000. At December 31, 2014, the Company held equipment under operating lease contracts with customers with an original cost of $82,151,000 and accumulated depreciation of $46,138,000.

Certificate of deposit – As of December 31, 2014, the Company had a $9,000,000 investment in a certificate of deposit with a bank. On January 2, 2015 proceeds from the certificate of deposit were used to pay-off the Company’s line of credit agreement with the same bank who issued the certificate of deposit.

Investment in equity securities – As of December 31, 2015 the Company had common stock representing an approximate 0.46% interest in Mevion Medical Systems, Inc. (“Mevion”), and accounts for this investment under the cost method. The carrying value of the Company’s investment in Mevion was $579,000 and $2,709,000 as of December 31, 2015 and December 31, 2014, respectively. The Company reviews its investment in Mevion for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value of the investment may not be recoverable. See Note 4 – Investment in Equity Securities for further discussion regarding impairment of the investment.

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

The estimated fair value of the Company’s assets and liabilities as of December 31, 2015 and December 31, 2014 were as follows (in thousands):

	Level 1	Level 2	Level 3		Total	Carrying Value
December 31, 2015

Assets:
Cash, cash equivalents, restricted cash	$2,259	$-	$-		$2,259	$2,259
Investment in equity securities	-	-	579		579	579
Total	$2,259	$-	$579		$2,838	$2,838

Liabilities
Debt obligations	$-	$-	$9,744		$9,744	$9,597
Total	$-	$-	$9,744		$9,744	$9,597

December 31, 2014

Assets:
Cash, cash equivalents, restricted cash	$1,109	$-	$-		$1,109	$1,109
Certificate of deposit	9,000	-	-		9,000	9,000
Investment in equity securities	-	-	330		330	2,709
Total	$10,109	$-	$330		$10,439	$12,818

Liabilities
Advances on line of credit	$8,780	$-	$-		$8,780	$8,780
Debt obligations	-	-	10,658	*	10,658	10,591
Total	$8,780	$-	$10,658		$19,438	$19,371

*Subsequent to the prior year Form 10K filing, management reviewed the inputs to fair value its debt at December 31, 2014 and determined that it misclassified these as Level 2 and the Company has correctly reclassified these as Level 3 at December 31, 2014. The disclosure reclassification adjustment is not material to previously reported consolidated financial statements.

Revenue recognition - Revenue is recognized when services have been rendered and collectability is reasonably assured, on either a fee per use or revenue sharing basis. As of December 31, 2015, there are no guaranteed minimum payments. The Company’s contracts are typically for a ten year term and are classified as either fee per use or retail. Retail arrangements are further classified as either turn-key or revenue sharing.

Revenue from fee per use contracts is determined by each hospital’s contracted rate. Revenue is recognized at the time the procedures are performed, based on each hospital’s contracted rate. Under revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital. The amount the Company expects to receive is recorded as revenue and estimated based on historical experience. Under turn-key arrangements, the Company receives payment from the hospital in the amount of its reimbursement from third party payors, and the Company is responsible for paying all the operating costs of the Gamma Knife. The Company also records an estimate of net operating profit based on estimated revenues, less estimated operating costs. The gross amount the Company expects to receive from the hospital, in the amount of its reimbursement from third party payors, is recorded as revenue and estimated based on historical experience and hospital contracts with third party payors. Revenue estimates are reviewed periodically and adjusted as necessary. The operating costs of the Gamma Knife and estimated net operating profit are recorded as other direct operating costs in the consolidated statement of operations. Revenue recognition is consistent with guidelines provided under the applicable accounting standards for revenue recognition.

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

Comprehensive (loss) – Comprehensive (loss) encompasses all changes in shareholders’ equity other than those arising from transactions with stockholders, and consists of net loss and foreign currency translation adjustments.

Functional currency – Based on guidance provided in accordance with Accounting Standards Codification (“ASC”) 830, Foreign Currency Matters (“ASC 830”), the Company analyzes its operations outside the United States to determine the functional currency of each operation. Management has determined that these operations are initially accounted for in U.S. dollars since the primary transactions incurred are in U.S. dollars and the Company provides significant funding towards the startup of the operation. When Management determines that an operation has become predominantly self-sufficient, the Company will change its accounting for the operation to the local currency from the U.S. dollar.

Gains and losses from foreign currency transactions and remeasurement are listed in the Company’s consolidated statements of operations. The net foreign currency loss was $0 in 2015, compared to a gain for 2014, prior to the sale of EWRS Turkey, of $161,000, and a loss in 2013 of $1,174,000.

American Shared Hospital Services

Notes to Consolidated Financial Statements

Note 2 – Accounting Policies (continued)

Cumulative translation adjustment – Based on guidance provided in accordance with Accounting Standards Update (“ASU”) No 2013-05 Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries of Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”), the Company no longer holds a financial interest in EWRS Turkey. As such, the cumulative translation adjustments previously recognized under accumulated other comprehensive (loss) were released into net income as a component of the loss for the sale of EWRS Turkey in the statement of operations. The total cumulative translation adjustment of $779,000, previously recognized under accumulated other comprehensive income (loss), was included as a component of the loss calculation for the sale of EWRS Turkey, reported in the statement of operations for the year ended 2014.

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

Effective May 31, 2014 (with closing occurring June 10, 2014) the Company sold EWRS Turkey for EUR 4.2 million (approximately $6.0M). The proceeds were used to reduce outstanding debt and the excess was cash to the Company of $768,000. The Company recorded a loss on sale of subsidiary of $572,000. The Company was also eligible for an earn-out in fiscal years 2014 and 2015 based on future revenue derived from the units sold to Euromedic. The Company did not meet its earn-out milestone for 2014 or 2015.

Earnings per share – Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the year. The fully vested restricted stock units not issued and outstanding, are also included therein. Diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of options or warrants. The following table illustrates the computations of basic and diluted earnings per share for the years ended December 31, 2015, 2014, and 2013.

	2015	2014	2013

Numerator for basic and diluted (loss) earnings per share	$(1,522,000)	$(952,000)	$(312,000)

Denominator:
Denominator for basic and diluted (loss) earnings per share – weighted-average shares	5,519,000	5,028,000	4,608,000

(Loss) earnings per common share – basic and diluted	$(0.28)	$(0.19)	$(0.07)

In 2015, options outstanding to purchase 614,000 shares of common stock at an exercise price range of $2.05 - $3.15 per share, and warrants to purchase 200,000 shares of common stock, issued with promissory notes, at an exercise price of $2.20, were not included in the calculation of diluted earnings per share because they would be anti-dilutive.

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

Business segment information - Based on the guidance provided in accordance with ASC 280 Segment Reporting (“ASC 280”), the Company has analyzed its subsidiaries which are all in the business of leasing radiosurgery and radiation therapy equipment to health care providers, and concluded there is one reportable segment, Medical Services Revenue. The Company provides Gamma Knife and IGRT equipment to seventeen hospitals in the United States as of December 31, 2015. These seventeen locations operate under different subsidiaries of the Company, but offer the same service, radiosurgery and radiation therapy. The operating results of the subsidiaries are reviewed by the Company’s Chief Executive Officer and Chief Financial Officer, who are also deemed the Company’s Chief Operating Decision Makers (“CODMs”) and this is done in conjunction with all of the subsidiaries and locations.

The Company did not have any international operations as of December 31, 2015, but the Company’s unit in Peru is expected to being operations in 2016 and is reflected in the property and equipment table below for 2015.

The following table provides a break out of domestic and foreign allocations of medical services revenues and net property and equipment:

	2015	2014	2013

Medical services revenues
Domestic	100%	97%	91%

Foreign	0%	3%	9%

Total	100%	100%	100%

	2015	2014	2013
Property and equipment, net
Domestic	93%	94%	84%

Foreign	7%	6%	16%

Total	100%	100%	100%

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

Long lived asset impairment – The Company assesses the recoverability of its long-lived assets when events or changes in circumstances indicate their carrying value may not be recoverable. Such events or changes in circumstances may include: a significant adverse change in the extent or manner in which a long-lived asset is being used, significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company assesses recoverability of a long-lived asset by determining whether the carrying value of the asset group can be recovered through projected undiscounted cash flows over their remaining lives. If the carrying value of the asset group exceeds the forecasted undiscounted cash flows, an impairment loss is recognized, measured as the amount by which the carrying amount exceeds estimated fair value. An impairment loss is charged to the consolidated statement of operations in the period in which management determines such impairment. No such impairment has been noted as of December 31, 2015 and 2014.

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

American Shared Hospital Services
Notes to Consolidated Financial Statements

Note 2 – Accounting Policies (continued)

Recently issued accounting pronouncements – In January 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU No. 2015-01”), which eliminates from United States Generally Accepted Accounting Principles (“GAAP”) the concept of extraordinary items and requires that an entity separately classify, present, and disclose extraordinary events and transactions. This ASU will also align more closely GAAP income statement presentation guidance with International Accounting Standards (“IAS”) 1, Presentation of Financial Statements, which prohibits the presentation and disclosure of extraordinary items. The new standard is effective for the Company on January 1, 2016. Early application is permitted. The standard permits the use of either the retrospective or prospective application. The Company is evaluating the effect that ASU 2015-01 will have on its consolidated financial statements and related disclosures and has not yet selected a transition method.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU No. 2015-02”), which is intended to improve targeted areas of consolidation guidance for legal entities. The ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB ASC and improves current GAAP. The new standard is effective for the Company on January 1, 2016. Early adoption is permitted. The Company has evaluated the effect that ASU 2015-02 will have on its consolidated financial statements and related disclosures and determined the impact is not material.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability, be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The new standard is effective for the Company on January 1, 2016. Early adoption is permitted. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The Company has evaluated the effect that ASU 2015-03 will have on its consolidated financial statements and related disclosures and determined the impact is not material.

In November 2015, the FASB issued ASU No. 2015-17 Income Taxes - Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), as part of its Simplification Initiative. The amendments eliminate the guidance in ASC 740 Income Taxes, that required an entity to separate deferred tax liabilities and assets between current and noncurrent amounts in a classified balance sheet. Rather, deferred taxes will be presented as noncurrent under the new standard. The new guidance is effective for the Company in 2017. The standard permits the use of either retrospective or prospective application. Early adoption is permitted, including for December 31, 2015 year-end financial statements. The Company has elected to early adopt as of December 31, 2015, on a prospective basis, with respect to balance sheet classification, and the impact was a reclassification of $367,000 of current deferred tax assets to non-current deferred tax liabilities at December 31, 2015.

In January 2016, the FASB issued ASU No. 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”) which requires equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net income. The new guidance is effective for the Company on January 1, 2018. Early adoption is permitted. The standard permits the use of cumulative-effect transition method. The Company is evaluating the effect that ASU 2016-01 will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02 Leases (“ASU 2016-02”), which requires lessees to recognize, for all leases, at the commencement date, a lease liability and a right-of-use asset. Under the new guidance, lessor accounting is largely unchanged. The new guidance is effective for the Company on January 1, 2019. Early adoption is permitted. The Company is evaluating the effect that ASU No. 2016-02 will have on its consolidated financial statements and related disclosures.

In August 2014, the Financial Accounting Standards Board “(FASB”) issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which provides guidance on determine when and how to disclose going-concern uncertainties in financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact of this update on future disclosures concerning its liquidity position.

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

American Shared Hospital Services
Notes to Consolidated Financial Statements

Note 3 – Property and Equipment

Property and equipment consists of the following:

	DECEMBER 31,
	2015	2014

Medical equipment and facilities	$83,267,000	$82,151,000
Office equipment	721,000	721,000
Deposits and construction in progress	5,796,000	8,736,000
Deposits towards purchase of proton beam systems	5,000,000	5,000,000

	94,784,000	96,608,000
Accumulated depreciation	(47,661,000)	(46,572,000)

Net property and equipment	$47,123,000	$50,036,000

The Company has equipment that is secured under capitalized leases, which is included in Medical equipment and facilities, with a total cost of $31,025,000 and associated accumulated depreciation of $13,417,000 as of December 31, 2015 and a total cost of $29,548,000 and associated accumulated depreciation of $11,269,000 as of December 31, 2014. As of December 31, 2015, the Company has two idle Gamma Knife units with a cumulative net book value of $1,500,000. The Company plans to trade these units in for new units or place these units at new sites.

As of December 31, 2015, the Company has $5,796,000 in construction in progress. Approximately $3,300,000 of this balance relates to the Company’s unit in Peru which has been under construction and is expected to be installed at a new customer site in 2016. The remaining construction in progress consists of deposits on Gamma Knife units, capitalized and imputed interest, and other costs associated with on-going projects of the Company.

As of December 31, 2015, the Company has $5,000,000 in deposits toward the purchase of three MEVION S250 proton beam radiation therapy (“PBRT”) systems from Mevion. The Company has a commitment for the remaining balance for each system. The Company’s first synchrocyclotron (a major component of the MEVION S250 system) was delivered to UF Health Cancer Center at Orlando Health in late 2014. During 2015, the MEVION S250 synchrocyclotron was installed and tested and it is expected that the first patient will be treated in the second quarter 2016. The Company’s second and third PBRT units will not begin construction until the Company identifies satisfactory placement sites. The Company has entered into a partnership agreement (LBE) with a radiation oncology physician group, which has contributed $400,000 towards the deposits on the third machine. The Company reviews the carrying value of these deposits for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value may not be recoverable. The Company has reviewed the deposits, in light of available information, as of December 31, 2015 and has not identified any impairment. See Note 12-Commitments and Contingencies for additional discussion on purchase commitments.

Note 4 – Investment in Equity Securities

The Company has previously participated in several Mevion rounds of financing and has carried its investment at cost. The Company reviews this investment on a quarterly basis for impairment in light of the length of time and extent to which market value has been below cost, the financial condition and near term prospects of Mevion, current market conditions and events, and our ability and intent to retain our investment for a period sufficient to allow for an anticipated recovery in the market value, or as events or circumstances might indicate that the carrying value of the investment may be below its cost basis on an other-than-temporary impairment basis. The Company evaluated its common stock investment in Mevion of $2,709,000, for impairment at December 31, 2014, and in light of available information, determined that impairment was not other-than temporary.

On July 27, 2015 Mevion cancelled its planned initial public offering (“IPO”) and subsequently announced on August 4, 2015 that it had entered into an investment agreement where up to $200 million will be invested by HOPU Investments, YuanMing Capital and existing U.S. investors. Concurrent with this investment, Mevion and the lead investors intend to form a joint venture to produce, sell, and service proton therapy systems for the Chinese market. The Company’s investment in the common stock of Mevion represents an approximate 0.46% interest following this latest private placement transaction on a fully diluted basis.

American Shared Hospital Services
Notes to Consolidated Financial Statements

Note 4 – Investment in Equity Securities (continued)

In light of the cancellation of Mevion’s IPO, the Company reviewed its investment in Mevion for impairment. The company determined that its investment was other than temporarily impaired and recognized an impairment loss of $2,114,000 at June 30, 2015. In determining the fair value of the Company’s common stock in Mevion, the Company engaged a third party expert to review and corroborate its assessment of the fair value of the investment. The third party utilized the market approach and an option waterfall model calibrated to Mevion’s last round of funding. Each equity class was examined and priced according to its liquidation preferences. Based on the third party analysis, an additional impairment loss of $26,000 was recognized by the Company during the three months ended December 31, 2015. The fair value of the Company’s investment in Mevion, as of December 31, 2015, is approximately $579,000 with an impairment loss for the year then ended of $2,140,000.

The $2,140,000 other than temporary impairment of its investment in Mevion is recorded in other income (loss) on the Company’s Condensed Consolidated Statement of Operations. This transaction is treated as a capital loss for tax purposes which may be deducted only to the extent the Company has capital gains. The Company is not aware of any event or transaction planned where the Company would generate a capital gain. Therefore, a full valuation allowance was recorded against the income tax benefit from the impairment loss, and the net impact to the income tax provision for the year ended December 31, 2015 was $0.

The first MEVION S250, located at Barnes-Jewish Hospital in St. Louis, MO (“Barnes-Jewish Hospital”), treated its first patient on December 19, 2013. The second MEVION S250, located at the Ackerman Cancer Center in Jacksonville, Florida (“Ackerman Cancer Center”), treated its first patient in April 2015. The third MEVION S250, located at Robert Wood Johnson University Hospital in New Brunswick, New Jersey (“Robert Wood Johnson”), started in May 2015. The Company’s first synchrocyclotron was delivered to UF Health Cancer Center at Orlando Health in November 2014 and is expected to begin treating patients in second quarter 2016.

Note 5 – Long-Term Debt

Long-term debt consists primarily of seven notes with financing companies collateralized by the Gamma Knife equipment having an aggregate net book value of $8,597,000, the individual customer contracts and related accounts receivable at December 31, 2015. In addition, the loan to finance the Company’s unit in Peru is guaranteed by GKF and collateralized by the Company’s stock in the subsidiary, IGKP. These notes are payable in 12 to 84 fully amortizing monthly installments, mature between May 2016 and December 2020, and are collateralized by the respective Gamma Knife units. The notes accrue interest at fixed annual rates between 3.95% and 10.01%.

Long term debt as of December 31, 2015 and 2014 also includes $1,000,000 in promissory notes funded by four members of the Company’s Board of Directors. The promissory notes were issued with common stock warrants. The fair value of the warrants was estimated at $145,000 and were reported as capital contributed. As of December 31, 2015 the amount of the unamortized debt discount that is short and long term is $48,000 and $37,000, respectively. The promissory notes are reported net of the amount allocated to the warrants, or debt discount, which is amortized over the term of the obligation. See Note 13-Note, Warrant, & Common Stock Purchase Agreement for additional discussion on promissory notes and warrants with the Board.

As of December 31, 2014 long-term debt consisted of eight notes totaling $9,724,000 and $1,000,000 in promissory notes funded by four members of the Company’s Board of Directors.

The following are contractual maturities of long-term debt by year at December 31, 2015:

Year ending December 31,	Principal	Interest
2016	$2,674,000	$585,000
2017	2,893,000	430,000
2018	1,823,000	191,000
2019	1,185,000	101,000
2020	593,000	45,000
Thereafter	429,000	14,000

	$9,597,000	$1,366,000

American Shared Hospital Services
Notes to Consolidated Financial Statements

Note 6 – Obligations Under Capital Leases

The Company has eleven capital lease obligations with four financing companies, collateralized by Gamma Knife equipment having an aggregate net book value of $17,608,000, the individual customer contracts and related accounts receivable at December 31, 2015. These obligations have stated interest rates ranging between 5.00% and 10.36%, are payable in 36 to 89 monthly installments, and mature between June 2017 and June 2020. As of December 31, 2014, the Company had ten capital lease obligations with four finance companies with an aggregate net book value of $18,279,000. At the end of each lease term, the Company has a bargain purchase option to purchase the equipment.

Future minimum lease payments, together with the present value of the net minimum lease payments under capital leases at December 31, 2015, are summarized as follows:

Net Present Value
of Minimum
Lease Payments
Year ending December 31,
2016	$5,080,000
2017	4,621,000
2018	3,051,000
2019	1,739,000
2020	501,000
Thereafter	-
Total capital lease payments	14,992,000
Less imputed interest	1,471,000
13,521,000
Less current portion	4,331,000
$9,190,000

Note 7 – Line of Credit

As of December 31, 2014 the Company had a $9,000,000 renewable line of credit with a bank secured by a certificate of deposit. The line of credit had been in place since June 2004. The Company’s earnings in 2013 were insufficient to satisfy the “profitability” covenant in the line of credit and the Company was not in compliance with the covenant until the bank waived this default on August 8, 2014 and agreed to change the maturity date of the facility to December 31, 2014. The line was paid-off using the proceeds from the certificate of deposit on January 2, 2015.

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

Note 8 – Income Taxes

As of December 31, 2015, 2014 and 2013 the Company recorded income tax provision expense of $434,000, $129,000 and $84,000, respectively. The increase in 2015 is due to income from operations of the Company’s subsidiaries. The loss incurred on the write-down of the Company’s investment in equity securities is a capital loss which is treated as non-deducible expense for income tax provision purposes and as such, a full valuation allowance was recorded against this loss and the net impact to the provision was $0. The increase in 2014 compared to 2013 is due to income from operations of the Company’s subsidiaries.

The components of the provision for income taxes as of December 31, 2015, 2014 and 2013 consist of the following:

	YEARS ENDED DECEMBER 31,
	2015	2014	2013
Current:
Federal	$35,000	$-	$-
State	103,000	54,000	23,000
Foreign	-	-	-
Total current	138,000	54,000	23,000

Deferred:
Federal	353,000	(131,000)	184,000
State	(57,000)	40,000	12,000
Foreign	-	166,000	(135,000)
Total deferred	296,000	75,000	61,000

	$434,000	$129,000	$84,000

American Shared Hospital Services
Notes to Consolidated Financial Statements

Note 8 – Income Taxes (continued)

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2015 and 2014 are as follows:

	DECEMBER 31,
	2015	2014
Deferred tax liabilities:
Property and equipment	$(6,831,000)	$(7,145,000)

Total deferred tax liabilities	(6,831,000)	(7,145,000)

Deferred tax assets:
Net operating loss carryforwards	2,859,000	3,424,000
Accruals and allowances	172,000	173,000
Tax credits	356,000	319,000
Other – net	163,000	235,000
Capital loss carryover	1,217,000	437,000

Total deferred tax assets	4,767,000	4,588,000

Valuation allowance	(1,340,000)	(549,000)

Deferred tax assets net of valuation allowance	3,427,000	4,039,000

Net deferred tax liabilities	$(3,404,000)	$(3,106,000)

These amounts are presented in the financial statements as follows:

	DECEMBER 31,
	2015	2014

Current deferred tax assets	$-	$367,000
Deferred income taxes (non-current)	(3,404,000)	(3,473,000)

	$(3,404,000)	$(3,106,000)

The provision for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (34% in 2015, 2014 and 2013) to income before taxes as follows:

	YEARS ENDED DECEMBER 31,
	2015	2014	2013

Computed expected federal income tax	$(360,000)	$(280,000)	$(92,000)
State income taxes, net of federal benefit	(55,000)	66,000	120,000
Non-deductible expenses	40,000	21,000	28,000
Change in valuation allowance	792,000	416,000	(68,000)
Other	17,000	(94,000)	96,000

	$434,000	$129,000	$84,000

American Shared Hospital Services
Notes to Consolidated Financial Statements

Note 8 – Income Taxes (continued)

At December 31, 2015, the Company has a net operating loss carryforward for federal income tax return purposes of approximately $7,872,000 which expire between 2021 and 2034. The Company has net operating loss carryforwards for state income tax purposes of approximately $1,057,000 that begin to expire in 2017. The Company has net operating loss carryforwards for Peru and UK income tax purposes of approximately $453,000 that begin to expire in 2017.

At December 31, 2015, the Company has a capital loss carryforward for federal income tax return purposes of approximately $1,176,000 which starts to expire in 2018. The Company has capital loss carryforwards for state income tax purposes of approximately $150,000 which expires in 2018.

The Company’s ability to utilize its net operating loss carryforwards and other deferred tax assets may be limited in the event of a 50% or more ownership change within any three-year period.

The tax return years 2011 through 2015 remain open to examination by the major domestic taxing jurisdictions to which the Company is subject. Net operating losses generated on a tax return basis by the Company for calendar years 1999 through 2004, 2009, 2010, 2012, 2014, and 2015 remain open to examination by the major domestic taxing jurisdictions.

Due to uncertainty surrounding the realization of impairment losses, capital losses and foreign operating losses in future years, the Company has placed a valuation allowance against a portion of its net domestic and foreign deferred tax assets. The net valuation allowance increased by $792,000, increased by $416,000, and decreased by $68,000 for the tax years ended December 31, 2015, 2014, and 2013, respectively.

The Company has adopted accounting standards which prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Additionally, these accounting standards specify that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. The Company has made no reclassifications between current taxes payable and long term taxes payable under this guidance. Also, the Company had no amounts of unrecognized tax benefits that, if recognized, would affect its effective income tax rate for the years ended December 31, 2015, 2014 and 2013.

The Company’s policy for deducting interest and penalties is to treat interest as interest expense and penalties as taxes. As of December 31, 2015, the Company had no amount accrued for the payment of interest and penalties related to unrecognized tax benefits.

American Shared Hospital Services
Notes to Consolidated Financial Statements

Note 9 – Shareholders’ Equity

Incentive Compensation Plan

In June 2010 shareholders approved an amendment and restatement of the Company’s stock incentive plan, renaming it the Incentive Compensation Plan (the “Plan”), and among other things, increasing the number of shares of the Company’s common stock reserved for issuance under the Plan to 1,630,000. The Plan provides that the shares reserved under the Plan are available for issuance to officers of the Company, other key employees, non-employee directors, and advisors. The Plan is a successor to the Company’s previous plans, and any shares awarded and outstanding under those plans were transferred to the Plan. No further grants or share issuances will be made under the previous plans. On June 16, 2015, the Company’s shareholders approved an amendment and restatement of the Plan in order to extend the term of the Plan by two years. As of December 31, 2015, approximately 734,000 shares remain available for grant under the Plan.

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

Under the Plan, a total of 179,000 restricted stock units have been granted, consisting of 26,000 of annual automatic grants to non-employee directors and the corporate secretary, 143,000 of deferred retainer fees to non-employee members of the Board, and 10,000 grants issued in lieu of commission, to one employee of the Company. Of the total restricted stock units granted under the Plan 176,000 of them are fully vested but not yet deemed issued and outstanding as of December 31, 2015. The Company granted 3,000 shares of restricted stock and 28,000 shares of restricted stock in lieu of retainer fees in 2015 with a fair value of $2.90 per share. For the year ended December 31, 2015, total compensation expense recorded in the consolidated statements of operations related to restricted stock units in lieu of retainer fees was $80,000. For the year ended December 31, 2015, total compensation expense recorded in the consolidated statements of income for annual restricted stock units awarded was $8,000, with an offsetting tax benefit of $3,000, as this expense is deductible for income tax purposes. As of December 31, 2015, there was $4,000 of total unrecognized compensation cost related to annual restricted stock units which is expected to be recognized over a period of .5 years. During 2015, 2014, and 2013 shares of restricted stock units totaling 3,000 each year, with a fair value of approximately $7,000, $6,000 and $9,000, respectively, vested and became unrestricted.

American Shared Hospital Services
Notes to Consolidated Financial Statements

Note 9 – Shareholders’ Equity (continued)

Changes in stock options outstanding under the Incentive Compensation Plans during 2015 are as follows :

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
Options	of Options	Price	Term (Years)	Value

Balance at December 31, 2014	659,000	$3.13	5.57
Granted	20,000	$2.48
Exercised	(2,000)	$2.30
Forfeited	(63,000)	$5.54

Balance at December 31, 2015	614,000	$2.86	5.10	$-

Exercisable at December 31, 2015	82,000	$2.74	2.74	$-

The weighted average grant-date fair value of the options granted during the years 2015, 2014 and 2013 was $1.15, $1.23, and $1.28 respectively. There was no total intrinsic value of options exercised during any of the years ended December 31, 2014 and 2013 and 2012.

There was no cash received from options exercised under any share-based payment arrangements for the years ended December 31, 2015, 2014 and 2013, and as a result, there was no actual tax benefit realized for tax deductions from option exercises in any of those years.

Total stock-based compensation expense recognized for stock options for the years ended December 2015, 2014, and 2013 was $138,000, $51,000, and $88,000, respectively.

A summary of the status of the Company’s non-vested stock options as of December 31, 2015, and changes during the year ended December 31, 2015 is presented below:

		Weighted
		Average
	Number	Grant-Date
Nonvested Options	of Options	Fair Value

Nonvested at December 31, 2014	536,000	$1.23
Granted	20,000	$1.15
Vested	(15,000)	$1.10
Forfeited	(9,000)	$1.23

Nonvested at December 31, 2015	532,000	$1.18

American Shared Hospital Services
Notes to Consolidated Financial Statements

Note 9 – Shareholders’ Equity (continued)

At December 31, 2015, there was approximately $479,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. This cost is expected to be recognized over a period of approximately four years.

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

The fair value of the Company’s option grants issued during 2015, 2014 and 2013 were estimated using assumptions for expected life, volatility, dividend yield, forfeiture rate, and risk-free interest rate which are specific to each award as summarized in the following table. The estimated fair value of the Company’s options is amortized over the period during which the optionee is required to provide service in exchange for the award, usually the vesting period.

The fair value of the Company’s option grants under the Plan in 2015, 2014 and 2013 was estimated using the following assumptions:

	2015	2014	2013

Expected life (years)	7.0	7.0	7.0
Expected forfeiture rate	0.0%	0.0%	0.0%
Expected volatility	41%	40%	49%
Dividend yield	0%	0%	0%
Risk-free interest rate	2.0%	2.0%	2.6 - 3.0%

Repurchase of Common Stock, Common Stock Warrants and Stock Options

In 1999 and 2001, the Board of Directors approved resolutions authorizing the Company to repurchase up to a total of 1,000,000 shares of its own stock on the open market, which the Board reaffirmed in 2008. There were no shares of the Company repurchased during 2015. During 2014, the Company repurchased approximately 1,000 shares of its stock on the open market. There were no shares of the Company repurchased during 2013. There are approximately 72,000 shares remaining under this repurchase authorization.

Note 10 – Retirement Plan

The Company has a defined-contribution retirement plan (the “Retirement Plan”) that allows for a matching safe harbor contribution. For 2015, the Board of Directors elected to match participant deferred salary contributions up to a maximum of 4% of the participant’s annual compensation. Discretionary profit sharing contributions are allowed under the Retirement Plan in years that the Board does not elect a safe harbor match. The Company has accrued approximately $27,000 for the estimated safe harbor matching contribution for the year ended December 31, 2015. The Company contributed $39,000 and $41,000 to the Retirement Plan for the safe harbor match for the years ended December 31, 2014 and December 31, 2013, respectively.

American Shared Hospital Services
Notes to Consolidated Financial Statements

Note 11 – Operating Leases

The Company leases office space and equipment under operating leases expiring at various dates through 2016 and 2018. The Company is in the process of procuring new office space and there will be future rent expense associated with this space. Future minimum payments under non-cancelable operating leases, net of expected sublease income, having initial terms of more than one year consisted of the following:

Year ending December 31,

2016	$96,000
2017	30,000
2018	32,000
Thereafter	-

$158,000

Payments for repair and maintenance agreements incorporated in operating lease agreements are not included in the future minimum operating lease payments shown above.

Net rent expense was $295,000, $301,000, and $549,000 for the years ended December 31, 2015, 2014 and 2013, respectively, and includes the above operating leases as well as month-to-month rental and certain executory costs. Total rent expense was recognized net of sublease income of $191,000, $173,000, and $116,000 for the years ended December 31, 2015, 2014 and 2013. In 2013, the Company subleased a portion of its existing office space through the remainder of its lease term at a rate lower than its lease rate, resulting in a cumulative loss of $115,000. This loss will be amortized against total rent expense over the term of the sublease and it is included in total rent expense for 2015.

Note 12 – Commitments and Contingencies

As of December 31, 2015, the Company has commitments to purchase three MEVION S250 PBRT systems for $34,200,000. The Company has $5,000,000 in non-refundable deposits toward the purchase of these three PBRT systems from Mevion. The non-refundable deposits are recorded in the Consolidated Balance Sheets as deposits and construction in progress. The Company’s first synchrocyclotron was delivered to UF Health Cancer Center at Orlando Health in late 2014. During 2015, the synchrocyclotron was installed and tested and it is expected that the first patient will be treated in second quarter 2016. The Company’s second and third PBRT units will not begin construction until the Company identifies satisfactory placement sites. There is a cash payment of approximately $6,700,000 due in January 2016 for the first PBRT system. In January 2016, the Company secured lease financing of approximately $8,400,000 and payment of $6,700,000 was remitted to Mevion. The financing company also reimbursed the Company approximately $1,100,000 in previously remitted progress payments to Mevion and freight costs. An additional payment of approximately $600,000 is due to Mevion in two installments during 2016 which will be paid using the remaining proceeds from the January 2016 lease financing.

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

As of December 31, 2015, the Company has commitments to purchase one Gamma Knife Perfexion system, one Cobtalt-60 reload, and is scheduled to install one Gamma Knife Model 4C system, which the Company previously financed and owns. Total Gamma Knife commitments as of December 31, 2015 are $3,650,000. The Model 4C unit is scheduled to be installed in mid-2016 at the Company’s new customer site in Peru. There are cash requirements for the Peru commitment in the next 12 months of approximately $600,000. The Company believes that cash flow from cash on hand and operations will be sufficient to cover this payment. The Perfexion unit is for a site yet to be determined and it is the Company’s intent to finance this unit. The Cobalt-60 reload is for an existing site and it is the Company’s intent to finance this reload. There can be no assurance that financing will be available for the Company’s current or future projects, or at terms that are acceptable to the Company.

American Shared Hospital Services
Notes to Consolidated Financial Statements

Note 12 – Commitments and Contingencies (continued)

The Company estimates the following commitments for each of the equipment systems, with expected timing of payments as follows as of December 31, 2015:

	2016	Thereafter	Total

Proton Beam Unit	$8,400,000	$25,800,000	$34,200,000

Gamma Knife Units	3,650,000	-	3,650,000

Total Commitments	$12,050,000	$25,800,000	$37,850,000

Note 13 – Note, Warrant, & Common Stock Purchase Agreement

The Company entered into a common stock purchase agreement (the “Purchase Agreement”) with three members of the Company’s Board of Directors, to sell, in a private offering, an aggregate of 650,000 shares of the Company’s common stock, no par value, for gross proceeds of approximately $1,600,000. The private offering closed on June 12, 2014. The Shares are restricted securities and may not be offered or sold absent registration under the Securities Act of 1933. Pursuant to the terms of the Purchase Agreement, the Company has agreed to provide demand registration rights with respect to the Shares, with certain limited exceptions. The Company filed its Form S-3 registration statement on May 29, 2015. Pursuant to the terms of the Purchase Agreement, the Company has also granted the Investors a one-year preemptive right to participate pro rata in future issuances of the Company’s common stock.

In October 2014, the Company entered into a Note and Warrant Purchase Agreement (the “Note and Warrant Purchase Agreement”) with four members of the Company’s Board of Directors to issue an aggregate of $1,000,000 in principal amount of promissory notes (the “Notes”) and warrants (the “Warrants”) to purchase an aggregate of 200,000 shares of the common stock, no par value (the “Common Stock”), of the Company (the “Notes and Warrants Offering”). The Notes will bear interest at a rate of 15.0% per annum and mature October 22, 2017. Interest only payments are due monthly with the option to prepay the outstanding principal on or after December 31, 2015. The Company is required to prepay the outstanding principal within five days of the next milestone payment to Mevion, if that occurs before the maturity date. The Warrants expire three years after their initial issuance date and may be exercised for a purchase price equal to $2.20 per share of Common Stock, the closing price per share of the Company’s Common Stock on the New York Stock Exchange MKT on the date preceding the date of the Note and Warrant Purchase Agreement. The Company, upon funding of its milestone payment to Mevion, paid-off the Notes in February 2016.

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

Note 14 –Related Party Transactions

The Company’s Gamma Knife and IGRT businesses in Turkey were operated through EWRS Turkey. GKF owned indirectly 70% of EWRS Turkey, through its 70% ownership of EWRS LLC. The remaining 30% ownership of EWRS LLC was held by EMKA LLC (“EMKA”). EMKA is owned and operated by Mert Ozyurek (“Mr. Ozyurek”) who also sits on the Board of Directors of the Company. Mr. Ozyurek operates a foreign company called Ozyurek A.S. Prior to the sale of EWRS Turkey in 2014, the Company purchased its two Gamma Knife units from Ozyurek A.S. and had contracts for service and maintenance on the machines. In addition, the Company reimbursed EMKA its share of marketing fees in its attempt to achieve the earn-out from the sale of EWRS Turkey. The Company believes all its transactions with Mr. Ozyurek were arm’s-length transactions.

American Shared Hospital Services
Notes to Consolidated Financial Statements

Note 14 – Significant Related Party Transactions (continued)

The Company’s Gamma Knife business is operated through its 81% indirect interest in its GKF subsidiary. The remaining 19% of GKF is owned by a wholly owned U.S. subsidiary of Elekta, which is the manufacturer of the Gamma Knife. Since the Company purchases its Gamma Knife units from Elekta, there are significant related party transactions with Elekta such as equipment purchases, commitments to purchase equipment, deposits for such equipment purchases, and costs to maintain the equipment. The Company believes that all its transactions with Elekta are arm’s-length transactions. At December 31, 2015, the Company had commitments to purchase one Gamma Knife Perfexion system and one Cobalt-60 reload from Elekta, as discussed in Note 12 – Commitments and Contingencies.

The Company entered into a Purchase Agreement in 2014 to sell 650,000 shares of the Company’s common stock for proceeds of approximately $1,600,000 with three members of the Company’s Board of Directors. Also in 2014, the Company entered into a Note and Warrant Purchase Agreement with four members of the Company’s Board of Directors to issue $1,000,000 in principal amount of Notes and Warrants to purchase 200,000 shares of the Company’s common stock. Concurrently with the Note and Warrant Purchase Agreement, the Company entered into Common Stock Purchase Agreement with one member of the Company’s Board of Directors to sell 100,000 shares of the Company’s Common Stock for $220,000. The Company believes all its transactions with the members of the Company’s Board of Directors were arm’s-length transactions. See Note 13 – Note, Warrant, & Common Stock Purchase Agreement for additional information.

The Company has a common stock investment in Mevion which is recorded on the balance sheet as of December 31, 2015 at its fair value of approximately $579,000. In addition to the equity interest, the Company has purchased one MEVION S250 PBRT machine from Mevion, and has $2,000,000 in non-refundable deposits towards the purchase of two additional MEVION S250 machines. The Company believes all of its transactions with Mevion were arm’s-length transactions. See Note 4 – Investment in Equity Securities for additional information.

Note 15 – Major Customers

The Company’s revenue was provided by seventeen customers in 2015, twenty customers in 2014 and nineteen customers in 2013. In 2015, one customer accounted for more than 10% of total revenue. In 2014 no one customer accounted for more than 10% of revenue. In 2013, two customers each accounted for approximately 10% of total revenue. At December 31, 2015 and 2014, three customers each accounted for more than 10% of total accounts receivable.

Note 16 – Subsequent Events

On January 14, 2016 the Company entered into a definitive lease agreement for financing of its MEVION S250 at UF Health Cancer Center at Orlando Health. The proceeds of this financing of approximately $8,400,000 were used to pay down the $1,000,000 Note with four members of the Company’s Board of Directors, reimburse the Company for freight costs associated with the MEVION S250, and to fund one of the remaining milestone payments of approximately $6,700,000. An additional payment of approximately $600,000 is due to Mevion in 2016 which will be paid using the remaining proceeds from the lease financing – See Note 12, Commitments and Contingencies and Note 13, Note Warrant, & Common Stock Purchase Agreement. The customer contract, ownership interest in Orlando, and receivables of the MEVION S250 are pledged as collateral for the lease agreement. The lease agreement is guaranteed by the Company and there are certain restrictions on cash distributions from Orlando to the Company.

