Form 10-Q
period 2016-03-31
AMERICAN SHARED HOSPITAL SERVICES
filed 2016-05-12
CIK 744825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016 or

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

As of May 1, 2016, there are outstanding 5,364,000 shares of the Registrant’s common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
	March 31, 2016	December 31, 2015
ASSETS

Current assets:
Cash and cash equivalents	$2,140,000	$2,209,000
Restricted cash	50,000	50,000
Accounts receivable, net of allowance for doubtful accounts of $100,000 at March 31, 2016 and $100,000 at December 31, 2015	3,557,000	3,038,000

Other receivables	88,000	107,000
Prepaid expenses and other current assets	531,000	570,000

Total current assets	6,366,000	5,974,000

Property and equipment:
Medical equipment and facilities	83,367,000	83,267,000
Office equipment	722,000	721,000
Deposits and construction in progress	17,899,000	10,796,000
	101,988,000	94,784,000
Accumulated depreciation and amortization	(49,228,000)	(47,661,000)
Net property and equipment	52,760,000	47,123,000

Investment in equity securities	579,000	579,000
Other assets	382,000	366,000

Total assets	$60,087,000	$54,042,000

	(unaudited)
	March 31, 2016	December 31, 2015
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$531,000	$375,000
Employee compensation and benefits	198,000	156,000
Other accrued liabilities	1,052,000	1,162,000

Current portion of long-term debt	2,637,000	2,641,000
Current portion of obligations under capital leases	4,767,000	4,331,000

Total current liabilities	9,185,000	8,665,000

Long-term debt, less current portion	5,567,000	6,884,000
Long-term capital leases, less current portion	15,697,000	9,190,000
Deferred revenue, less current portion	689,000	719,000

Deferred income taxes	3,468,000	3,404,000

Shareholders’ equity:
Common stock (10,000,000 authorized; 5,364,000 shares issued and outstanding at March 31, 2016 and December 31, 2015)	10,376,000	10,376,000
Additional paid-in capital	5,793,000	5,734,000
Retained earnings	4,071,000	4,020,000
Total equity-American Shared Hospital Services	20,240,000	20,130,000
Non-controlling interest in subsidiary	5,241,000	5,050,000
Total shareholders’ equity	25,481,000	25,180,000

Total liabilities and shareholders’ equity	$60,087,000	$54,042,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended March 31,
	2016	2015

Medical services revenue	$4,238,000	$4,117,000

Costs of revenue:

Maintenance and supplies	244,000	333,000

Depreciation and amortization	1,562,000	1,505,000

Other direct operating costs	699,000	682,000

	2,505,000	2,520,000

Gross Margin	1,733,000	1,597,000

Selling and administrative expense	949,000	821,000

Interest expense	285,000	320,000

Operating income	499,000	456,000

(Loss) on early extinguishment of debt	(108,000)	-

Interest and other income	5,000	6,000

Income before income taxes	396,000	462,000

Income tax expense	64,000	130,000

Net income	332,000	332,000
Less: Net income attributable to non-controlling interest	(281,000)	(204,000)

Net income attributable to American Shared Hospital Services	$51,000	$128,000

Net income per share:

Earnings per common share - basic	$0.01	$0.02

Earnings per common share - diluted	$0.01	$0.02

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	YEAR ENDED DECEMBER 31, 2015 AND THREE MONTH PERIOD MARCH 31, 2016
			Additional			Non-controlling
	Common	Common	Paid-in	Retained	Sub-Total	Interests in
	Shares	Stock	Capital	Earnings	ASHS	Subsidiaries	Total

Balances at January 1, 2015	5,361,000	$10,376,000	$5,508,000	$5,542,000	$21,426,000	$4,728,000	$26,154,000

Stock-based compensation expense	3,000	-	226,000	-	226,000	-	226,000
					-
Non-controlling interest investment in subsidiaries	-	-	-	-	-	46,000	46,000

Cash distributions to non-controlling interests	-	-	-	-	-	(670,000)	(670,000)

Net (loss) income	-	-	-	(1,522,000)	(1,522,000)	946,000	(576,000)

Balances at December 31, 2015	5,364,000	10,376,000	5,734,000	4,020,000	20,130,000	5,050,000	25,180,000

Stock-based compensation expense	-	-	59,000	-	59,000	-	59,000
					-
Non-controlling interest investment in subsidiaries	-	-	-	-	-	7,000	7,000

Cash distributions to non-controlling interests	-	-	-	-	-	(97,000)	(97,000)

Net income	-	-	-	51,000	51,000	281,000	332,000

Balances at March 31, 2016	5,364,000	$10,376,000	$5,793,000	$4,071,000	$20,240,000	$5,241,000	$25,481,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months ended March 31,
	2016	2015
Operating activities:
Net income	$332,000	$332,000

Adjustments to reconcile net income to net cash from operating activities:

Depreciation and amortization	1,574,000	1,517,000

(Gain) on sale of assets	(1,000)	-

Loss on early extinguishment of debt	108,000	-

Deferred income tax	64,000	-

Stock-based compensation expense	59,000	36,000

Other non-cash items	4,000	12,000

Changes in operating assets and liabilities:

Receivables	(500,000)	(735,000)

Prepaid expenses and other assets	22,000	9,000

Customer deposits/deferred revenue	(78,000)	17,000

Accounts payable and accrued liabilities	136,000	141,000

Net cash from operating activities	1,720,000	1,329,000

Investing activities:
Payment for purchase of property and equipment	(333,000)	(188,000)

Net cash used in investing activities	(333,000)	(188,000)

Financing activities:
Principal payments on long-term debt	(1,439,000)	(401,000)

Principal payments on capital leases	(1,064,000)	(1,004,000)

Proceeds from certificate of deposit	-	9,000,000

Payments on line of credit	-	(8,780,000)

Capital contributions from non-controlling interests	7,000	-

Distributions to non-controlling interests	(97,000)	(88,000)

Proceeds from capital lease financing for reimbursement of payments for acquisition of equipment	1,137,000	-

Net cash used in financing activities	(1,456,000)	(1,273,000)

Net change in cash and cash equivalents	(69,000)	(132,000)

Cash and cash equivalents at beginning of period	2,209,000	1,059,000

Cash and cash equivalents at end of period	$2,140,000	$927,000

Supplemental cash flow disclosure:
Cash paid during the period for:

Interest	$515,000	$438,000

Income taxes (refunds)	$96,000	$(5,000)

Schedule of non-cash investing and financing activities
Acquisition of equipment with capital lease financing	$6,870,000	$1,160,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly American Shared Hospital Services’ consolidated financial position as of March 31, 2016 and the results of its operations for the three month periods ended March 31, 2016 and 2015, which results are not necessarily indicative of results on an annualized basis. Consolidated balance sheet amounts as of December 31, 2015 have been derived from audited consolidated financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015 included in the Company’s 10-K filed with the Securities and Exchange Commission.

These condensed consolidated financial statements include the accounts of American Shared Hospital Services (the “Company”) and its subsidiaries as follows: The Company wholly-owns the subsidiaries OR21, Inc. (“OR21 LLC”), MedLeader.com, Inc. (“MedLeader”), PBRT Orlando, LLC (“Orlando”) and American Shared Radiosurgery Services (“ASRS”). The Company is also the majority owner of Long Beach Equipment, LLC (“LBE”). ASRS is the majority-owner of GK Financing, LLC (“GKF”) which wholly-owns the subsidiaries GK Financing U.K., Limited (“GKUK”), and Instituto de Gamma Knife del Pacifico S.A.C. (“GKPeru”). GKF is also the majority-owner of the subsidiaries Albuquerque GK Equipment, LLC (“AGKE”) and Jacksonville GK Equipment, LLC (“JGKE”).

The Company through its majority-owned subsidiary, GKF, provided Gamma Knife units to seventeen medical centers as of March 31, 2016 in the states of Arkansas, California, Oregon, Connecticut, Florida, Illinois, Massachusetts, Mississippi, Nevada, New Jersey, New Mexico, New York, Tennessee, Oklahoma, Ohio, Texas, and Washington.

The Company also directly provides radiation therapy and related equipment, including Intensity Modulated Radiation Therapy (“IMRT”), Image Guided Radiation Therapy (“IGRT”) and a CT Simulator to the radiation therapy department at an existing Gamma Knife site in the United States.

The Company formed the subsidiaries GKUK and GKPeru, for the purposes of expanding its business internationally into the United Kingdom and Peru; LBE and Orlando to provide proton beam therapy services in Long Beach, California and Orlando, Florida; and AGKE and JGKE to provide Gamma Knife services in Albuquerque, New Mexico and Jacksonville, Florida. AGKE began operation in the second quarter 2011 and JGKE began operation in the fourth quarter 2011. Orlando treated its first patient in April 2016. GKPeru is expected to begin operation in mid-2016. GKUK is inactive and LBE is not expected to generate revenue within the next two years.

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

Based on the guidance provided in accordance with Accounting Standards Codification (“ASC”) 280 Segment Reporting (“ASC 280”), the Company has analyzed its subsidiaries which are all in the business of leasing radiosurgery and radiation therapy equipment to healthcare providers, and concluded there is one reportable segment, Medical Services Revenue. The Company provides Gamma Knife and IGRT equipment to seventeen hospitals in the United States as of March 31, 2016. These seventeen locations operate under different subsidiaries of the Company, but offer the same service, radiosurgery and radiation therapy. The operating results of the subsidiaries are reviewed by the Company’s Chief Executive Officer and Chief Financial Officer, who are also deemed the Company’s Chief Operating Decision Makers (“CODMs”) and this is done in conjunction with all of the subsidiaries and locations.

On January 14, 2016, the Company entered into a definitive lease agreement for financing of its MEVION S250 at UF Health Cancer Center at Orlando Health. The proceeds of $7,900,000 received to date, from this financing of approximately $8,400,000, were used to pay-down the $1,000,000 in Promissory Notes (the “Notes”) with four members of the Company’s Board of Directors, reimburse the Company for freight costs associated with the MEVION S250, and to fund one of the remaining milestone payments for the MEVION S250 of approximately $6,700,000. Total proceeds from capital lease financing for reimbursement of payments for acquisition of equipment, were approximately $1,137,000.

Based on the guidance provided in accordance with ASC 405 Extinguishment of Liabilities (“ASC 405”) and ASC 470 Debt Modifications and Extinguishments (“ASC 470”), the pay-down of the Notes is considered an extinguishment of debt and, as such, the difference between the net carrying amount of the Notes and the costs of extinguishment were recognized as a loss on the Company’s condensed consolidated Statements of Operations. For the three month period ended March 31, 2016, the loss on early extinguishment of debt was $108,000. The Notes were issued with common stock warrants with an estimated fair value of $145,000. The unamortized balance of the discount on the Notes, of $80,000, and deferred fees incurred from the issuance of the Note of approximately $28,000, were recorded as loss on early extinguishment.

In May 2014, the Financial Accounting Standards Board “(FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in United States Generally Accepted Accounting Principles (“GAAP”) when it becomes effective. The new standard is effective for the Company for annual reporting periods beginning after December 15, 2017. Early application is permitted for reporting periods beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. In July 2015, the FASB voted to delay the effective date of this standard until the first quarter of 2018. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures and has not yet selected a transition method.

In August 2014, FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which provides guidance on determining when and how to disclose going-concern uncertainties in financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact of this update on future disclosures concerning its liquidity position.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”), which eliminates from GAAP the concept of extraordinary items and requires that an entity separately classify, present, and disclose extraordinary events and transactions. This ASU will also align more closely GAAP income statement presentation guidance with International Accounting Standards (“IAS”) 1, Presentation of Financial Statements, which prohibits the presentation and disclosure of extraordinary items. The new standard was effective for the Company on January 1, 2016. The standard permits the use of either the retrospective or prospective application. The Company adopted ASU 2015-01 on January 1, 2016 and the adoption did not have a material impact on the condensed consolidated financial statements and related disclosures.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), which is intended to improve targeted areas of consolidation guidance for legal entities. The ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB ASC and improves current GAAP. The new standard was effective for the Company on January 1, 2016. The Company adopted ASU 2015-02 on January 1, 2016 and the adoption did not have a material impact on the condensed consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability, be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The new standard was effective for the Company on January 1, 2016.

The Company adopted ASU 2015-03 on January 1, 2016, on a retrospective basis. Debt issuance costs that were previously recorded as other assets on the Company’s condensed consolidated Balance Sheets were reclassified as an offset to the respective debt instrument for which they were derived. As of March 31, 2016 and December 31, 2015, $67,000 and $72,000 were reclassified from current and noncurrent other assets to current and noncurrent debt, respectively.

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

In February 2016, the FASB issued ASU No. 2016-02 Leases (“ASU 2016-02”), which requires lessees to recognize, for all leases, at the commencement date, a lease liability and a right-of-use asset. Under the new guidance, lessor accounting is largely unchanged. The new guidance is effective for the Company on January 1, 2019. Early adoption is permitted. The Company is evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09 Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”) which changes five aspects of accounting for share-based payment award transactions including 1) accounting for income taxes; 2) classification of excess tax benefits on the statement of cash flows; 3) forfeitures; 4) minimum statutory tax withholding requirements; 5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. The new guidance is effective for the Company for interim and annual periods beginning after December 15, 2016. Early adoption is permitted. The Company is evaluating the effect that ASU 2016-09 will have on its consolidated financial statements and related disclosures.

Note 2.	Per Share Amounts

Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding. The computation for the three month periods ended March 31, 2016 and 2015 excluded approximately 617,000 of the Company’s stock options because the exercise price of the options was higher than the average market price during those periods.

The following table sets forth the computation of basic and diluted earnings per share for the three month periods ended March 31, 2016 and 2015:

	Three Months ended March 31,
	2016	2015
Net income attributable to American Shared Hospital Services	$51,000	$128,000

Weighted average common shares for basic earnings per share	5,541,000	5,477,000
Diluted effect of stock options and restricted stock	-	49,000
Weighted average common shares for diluted earnings per share	5,541,000	5,526,000

Basic earnings per share	$0.01	$0.02
Diluted earnings per share	$0.01	$0.02

Note 3.	Stock-based Compensation

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

Stock-based compensation expense associated with the Company’s stock-based options to employees is calculated using the Black-Scholes valuation model. The Company’s stock-based awards have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates. The estimated fair value of the Company’s option grants is estimated using assumptions for expected life, volatility, dividend yield, and risk-free interest rate which are specific to each award. The estimated fair value of the Company’s options is amortized over the period during which an employee is required to provide service in exchange for the award (requisite service period), usually the vesting period. Accordingly, stock-based compensation cost before income tax effect, for the Company’s options and restricted stock awards, in the amount of $59,000 and $36,000 is reflected in net income for the three month periods ended March 31, 2016 and 2015. At March 31, 2016, there was approximately $440,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. This cost is expected to be recognized over a period of approximately four years.

The following table summarizes unvested restricted stock awards, consisting primarily of annual automatic grants and deferred compensation to non-employee directors, for the three month period ended March 31, 2016:

	Restricted Stock Awards/Units	Grant Date Weighted- Average Fair Value	Intrinsic Value
Outstanding at January 1, 2016	3,000	$2.58	$-
Granted	32,000	$1.89	$-
Vested	(8,000)	$1.89	$-
Forfeited	-	$-	$-
Outstanding at March 31, 2016	27,000	$1.97	$7,000

The following table summarizes stock option activity for the three month period ended March 31, 2016:

	Stock Options	Grant Date Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)
Outstanding at January 1, 2016	614,000	$2.86	5.10
Granted	3,000	$1.90	6.94
Exercised	-	$-	-
Forfeited	-	$-	-
Outstanding at March 31, 2016	617,000	$2.85	4.86
Exercisable at March 31, 2016	82,000	$2.74	2.69

Note 4.	Investment in Equity Securities

As of March 31, 2016 and December 31, 2015 the Company had a $579,000 investment in the common stock of Mevion Medical Systems, Inc. (“Mevion”), formerly Still River Systems, Inc., representing an approximate 0.46% interest in Mevion. The Company accounts for this investment under the cost method.

The Company carries its investment in Mevion at cost and reviews it for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value of the investment may not be recoverable. During the period ended December 31, 2015, the Company determined that its investment was other than temporarily impaired. In determining the fair value of the Company’s common stock in Mevion, the Company engaged a third party expert to review and corroborate its assessment of the fair value of the investment. The third party utilized the market approach and an option waterfall model calibrated to Mevion’s last round of funding. Each equity class was examined and priced according to its liquidation preferences. The fair value of the Company’s investment in Mevion, as of December 31, 2015, was approximately $579,000 with an impairment loss for the year then ended of $2,140,000.

The Company reviewed this investment at March 31, 2016 in light of both current market conditions and the ongoing needs of Mevion to raise cash to continue its development of the first compact, single room proton beam radiation therapy (“PBRT”) system. Based on its analysis, the Company determined no additional impairment needs to be recognized as of March 31, 2016.

The first MEVION S250, located at Barnes-Jewish Hospital in St. Louis, MO (“Barnes-Jewish Hospital”), treated its first patient on December 19, 2013. The second MEVION S250, located at the Ackerman Cancer Center in Jacksonville, Florida (“Ackerman Cancer Center”), treated its first patient in April 2015. The third MEVION S250, located at Robert Wood Johnson University Hospital in New Brunswick, New Jersey (“Robert Wood Johnson”), started in May 2015. The Company’s first MEVION S250 treated its first patient on April 6, 2016.

Note 5.	Fair Value of Financial Instruments

The Company’s disclosures of the fair value of financial instruments is based on a fair value hierarchy which prioritizes the inputs to the valuation techniques used to measure fair value into three levels. Level 1 inputs are unadjusted quoted market prices in active markets for identical assets and liabilities that the Company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for assets or liabilities, and reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability. The estimated fair value of the Company’s assets and liabilities as of March 31, 2016 and December 31, 2015 were as follows (in thousands):

	Level 1	Level 2	Level 3	Total	Carrying Value
March 31, 2016

Assets:
Cash, cash equivalents, restricted cash	$2,190	$-	$-	$2,190	$2,190
Investment in equity securities	-	-	579	579	579
Total	$2,190	$-	$579	$2,769	$2,769

Liabilities
Debt obligations	$-	$-	$8,321	$8,321	$8,204
Total	$-	$-	$8,321	$8,321	$8,204

December 31, 2015

Assets:
Cash, cash equivalents, restricted cash	$2,259	$-	$-	$2,259	$2,259
Investment in equity securities	-	-	579	579	579
Total	$2,259	$-	$579	$2,838	$2,838

Liabilities
Debt obligations	$-	$-	$9,744	$9,744	$9,525
Total	$-	$-	$9,744	$9,744	$9,525

Note 6.	Repurchase of Common Stock

In 1999 and 2001, the Board of Directors approved resolutions authorizing the Company to repurchase up to a total of 1,000,000 shares of its own stock on the open market, which the Board reaffirmed in 2008. There were no shares repurchased in 2016 or 2015. There are approximately 72,000 shares remaining under this repurchase authorization.

Note 7.	Income Taxes

We generally calculate our effective income tax rate at the end of an interim period using an estimate of the annualized effective income tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate of the annualized effective income tax rate cannot be made, we compute our provision for income taxes using the actual effective income tax rate for the results of operations reported within the year-to-date periods. Our effective income tax rate is highly influenced by relative income or losses reported and the amount of the nondeductible stock-based compensation associated with grants of our common stock options and historically from the results of foreign operations. A small change in estimated annual pretax income (loss) can produce a significant variance in the annualized effective income tax rate given the expected amount of these items. As a result, we have computed our provision for income taxes for the three month periods ended March 31, 2016 and 2015 by applying the actual effective tax rates to income reported within the condensed consolidated financial statements through those periods.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report to the Securities and Exchange Commission may be deemed to contain certain forward-looking statements with respect to the financial condition, results of operations and future plans of American Shared Hospital Services, which involve risks and uncertainties including, but not limited to, the risks of the Gamma Knife and radiation therapy businesses, the risks of developing The Operating Room for the 21st CenturySM program, and the risks of investing in Mevion. Further information on potential factors that could affect the financial condition, results of operations and future plans of American Shared Hospital Services is included in the filings of the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and the definitive Proxy Statement for the Annual Meeting of Shareholders held to be held on June 21, 2016.

The Company had seventeen Gamma Knife units in operation at March 31, 2016 and eighteen at March 31, 2015. One Gamma Knife customer contract expired after the first quarter of 2015. Two of the Company’s customer contracts are through subsidiaries where GKF or its subsidiary is the majority owner and managing partner. Ten of the Company’s seventeen current Gamma Knife customers are under fee-per-use contracts, and seven customers are under retail arrangements. The Company’s contract to provide radiation therapy and related equipment services to an existing Gamma Knife customer is also considered a retail arrangement. Retail arrangements are further classified as either turn-key or revenue sharing. Revenue from fee per use contracts is determined by each hospital’s contracted rate. For revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital. Under turn-key arrangements, the Company receives payment from the hospital in the amount of its reimbursement from third party payors, and is responsible for paying all the operating costs of the equipment. Operating costs are determined primarily based on historical treatment protocols and cost schedules with the hospital. The Company records an estimate of operating costs which are reviewed on a regular basis and adjusted as necessary to more accurately reflect the actual operating costs. For the turn-key sites, the Company also shares a percentage of net operating profit. The Company records an estimate of net operating profit based on estimated revenues, less estimated operating costs.

Prior to April 1, 2013, Medicare’s reimbursement rate for Gamma Knife treatment had been relatively stable. Congress’s enactment of the American Taxpayer Relief Act of 2012, however, reduced Medicare’s Gamma Knife reimbursement rate from approximately $9,900 to $5,300, effective April 1, 2013. This change caused a substantial reduction in the Company’s revenues during 2013 and 2014. Effective January 1, 2015, the Centers for Medicare and Medicaid (CMS) established a Comprehensive Ambulatory Payment Classification for single session radiosurgery treatments, which increased the reimbursement rate (for a Medicare Gamma Knife treatment) by approximately $4,100 to $9,700. CMS has established a 2016 total reimbursement rate of approximately $8,800 for a Medicare Gamma Knife treatment.

Medical services revenue increased by $121,000 to $4,238,000 for the three month period ended March 31, 2016 from $4,117,000 for the three month period ended March 31, 2015. Excluding the customer contract that expired after the first quarter 2015, Gamma Knife revenue increased $374,000 compared to the prior year. The increase in Gamma Knife revenue was due to a favorable payor mix at the Company’s retail sites and increased volume at existing sites. Revenue from the Company’s radiation therapy contract, however, decreased slightly for the three month period by $6,000, to $113,000 from $119,000 for the same period in the prior year. The decrease was due to a decline in volume.

The number of Gamma Knife procedures increased by 2 to 481 in the first quarter 2016 from 479 in the same quarter in the prior year. Excluding the customer contract that expired after the first quarter 2015, Gamma Knife procedures increased 28 or 6.2% compared to prior year. The increase was due to increased volume at existing sites plus two sites which were inactive during part of the first quarter of 2015.

Total costs of revenue decreased by $15,000 to $2,505,000 for the three month period ended March 31, 2016 from $2,520,000 for the three month period ended March 31, 2015. Maintenance and supplies decreased by $89,000 for the three month period ended March 31, 2016 compared to the same period in the prior year, due to lower maintenance costs at existing sites. Depreciation and amortization increased by $57,000 for the three month period ended March 31, 2016 compared to the same period in the prior year. This was due to two Cobalt-60 reloads which were done in the first and second quarters of 2015. When a Cobalt-60 reload is performed the book value of the unit increases which increases depreciation expense. Other direct operating costs decreased by $17,000 for the three month period ended March 31, 2016 compared to the same period in the prior year. The decrease was due to lower marketing and insurance costs, offset by increased operating costs at the Company’s retail sites.

Selling and administrative costs increased by $128,000 to $949,000 for the three month period ended March 31, 2016 from $821,000 for the three month period ended March 31, 2015. This increase was primarily due to increased accounting and consulting fees, and payroll expense. Payroll expense increased because the Company hired its temporary Senior Accountant to a full time position effective July 1, 2015.

Interest expense decreased by $35,000 to $285,000 for the three month period ended March 31, 2016 from $320,000 for the three month period ended March 31, 2015. The Company had a lower average principal base in the first quarter of 2016, compared to prior year, effectively reducing interest expense.

The Company incurred a loss on early extinguishment of debt of $108,000 for the three month period ended March 31, 2016, compared to $0 in the same period prior year. In February 2016, the Company used a portion of the proceeds from the lease financing for its first MEVION S250 to pay down the $1,000,000 Notes pursuant to a note agreement between four members of the Company’s Board of Directors. The Note agreements permit for early payment without penalty to the Company. The Notes were issued with common stock warrants with an estimated fair value of $145,000. The unamortized balance of the discount on the Notes, of $80,000, and deferred fees incurred from the issuance of the Notes of approximately $28,000, were recorded as a loss on early extinguishment of debt on the Company’s condensed consolidated Statement of Operations as of March 31, 2016.

Interest and other income decreased by $1,000 to $5,000 for the three month period ended March 31, 2016 from $6,000 for the three month period ended March 31, 2015. Interest and other income is generated from deferred revenue and interest earned on investments.

The Company had income tax expense of $64,000 for the three month period ended March 31, 2016 compared to income tax expense of $130,000 for the three month period ended March 31, 2015. The decrease in income tax expense is primarily due to lower taxable income attributable to the Company, driven by the loss on early extinguishment of debt.

Net income attributable to non-controlling interest increased by $77,000 to $281,000 for the three month period ended March 31, 2016 from $204,000 for the three month period ended March 31, 2015. Net income attributable to non-controlling interests represents net income earned by the 19% non-controlling interest in GKF, and net income of the non-controlling interests in various subsidiaries controlled by GKF. The decrease or increase in net income attributable to non-controlling interests reflects the relative profitability of GKF.

The Company had net income of $51,000, or $0.01 per basic and diluted share, for the three month period ended March 31, 2016 compared to net income of $128,000, or $0.02 per basic and diluted share, in the same period in the prior year. Excluding the loss on early extinguishment of debt, net of tax, net income decreased $13,000 to $115,000. The decrease in net income was primarily due to the loss on early extinguishment of debt and higher selling and administrative costs, offset by an increase in medical services revenue.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $2,140,000 at March 31, 2016 compared to $2,209,000 at December 31, 2015. The Company’s cash position decreased by $69,000 due to payments for the purchase of property and equipment of $333,000, principal payments on long term debt and capital leases of $2,503,000, and distributions to non-controlling interests of $97,000. These decreases were offset by net cash from operating activities of $1,720,000, capital contributions from non-controlling interests of $7,000, and proceeds from capital lease financing for reimbursement of payments for acquisition of equipment of $1,137,000.

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

The Company has scheduled interest and principal payments under its debt obligations of approximately $3,124,000 and scheduled capital lease payments of approximately $6,076,000 during the next 12 months. The Company believes that its cash flow from cash on hand, operations, and other cash resources are adequate to meet its scheduled debt and capital lease obligations during the next 12 months. See additional discussion below related to commitments.

The Company as of March 31, 2016 had shareholders’ equity of $25,481,000, negative working capital of $2,819,000 and total assets of $60,087,000.

Commitments

As of March 31, 2016, the Company had commitments to purchase two MEVION S250 PBRT systems for $25,800,000 and the Company had $2,000,000 in non-refundable deposits toward the purchase of these two PBRT systems from Mevion. The non-refundable deposits are recorded in the Condensed Consolidated Balance Sheets as deposits and construction in progress. The Company’s first MEVION S250 synchrocyclotron treated its first patient in April 2016. In January 2016, the Company secured lease financing of approximately $8,400,000 and payment of $6,700,000 was remitted to Mevion. The financing company also reimbursed the Company approximately $1,100,000 in previously remitted progress payments to Mevion and freight costs. An additional payment of approximately $600,000 is due to Mevion in two installments during 2016 which will be paid using the remaining proceeds from the January 2016 lease financing.

The Company and Mevion have not agreed on construction and delivery timetables for the second and third PBRT units for which the Company has purchase commitments. The Company is actively seeking sites for these units but to date has not entered into agreements with any party for either placement of a PBRT unit or the related financing. In the past, the Company and Mevion have established construction and delivery timetables, and therefore progress payment dates, only after the Company has notified Mevion that there is a proposed site for the unit. Accordingly, the timing of the required payments for the remaining $25,800,000 of the Company’s purchase commitments remains uncertain. The Company’s position is that these payments should not commence until a site is available for a PBRT unit and the related financing is in place.

As of March 31, 2016, the Company had commitments to purchase one Gamma Knife Perfexion system and one Cobalt-60 reload, and is scheduled to install one Gamma Knife Model 4C system, which the Company previously financed and owns. The loan to finance the Company’s unit in Peru is guaranteed by GKF and collateralized by the Company’s stock in the subsidiary, IGKP. Total Gamma Knife commitments as of March 31, 2016 were $3,650,000. The Model 4C unit is scheduled to be installed in mid-2016 at the Company’s new customer site in Peru. There are cash requirements for the Peru commitment in the next 12 months of approximately $600,000. The Company believes that cash flow from cash on hand and operations will be sufficient to cover this payment. The Perfexion unit is for a site yet to be determined and it is the Company’s intent to finance this unit. The Cobalt-60 reload is for an existing site and it is the Company’s intent to finance this reload. There are no significant cash requirements, pending financing, for the Perfexion system or the Cobalt-60 reload in the next 12 months. There can be no assurance that financing will be available for the Company’s current or future projects, or at terms that are acceptable to the Company.

The Company estimates the following commitments for each of the equipment systems with expected timing of payments as follows as of March 31, 2016:

	2016	Thereafter	Total

Proton Beam Units	$600,000	$25,800,000	$26,400,000

Gamma Knife Units	3,650,000	-	3,650,000

Total	$4,250,000	$25,800,000	$30,050,000

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage or prepayment features. The Company does not have affiliation with partnerships, trust or other entities whose purpose is to facilitate off-balance sheet financial transactions or similar arrangements, and therefore has no exposure to the financing, liquidity, market or credit risks associated with such entities. At March 31, 2016 the Company had no significant long-term, market-sensitive investments.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the company and its subsidiaries is communicated to the chief executive officer and the chief financial officer. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of March 31, 2016, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the chief executive officer and the chief financial officer, and recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors

There are no changes from those listed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibit Index

Incorporated by reference herein
Exhibit Number		Description	Form	Exhibit	Date
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14a/15d-14a, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14a/15d-14a, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1	#	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

	*	Filed herewith.
	#	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SHARED HOSPITAL SERVICES

Registrant

Date:	May 12, 2016	/s/ Ernest A. Bates, M.D.
Ernest A. Bates, M.D.
Chairman of the Board and Chief Executive Officer

Date:	May 12, 2016	/s/ Craig K. Tagawa
Craig K. Tagawa
Senior Vice President
Chief Operating and Financial Officer

