Form 10-Q
period 2016-06-30
AMERICAN SHARED HOSPITAL SERVICES
filed 2016-08-11
CIK 744825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016 or

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

(Check one):

Large Accelerated Filer ☐   Accelerated Filer ☐   Non-Accelerated Filer ☐   Smaller reporting company ☒

As of August 3, 2016, there are outstanding 5,367,647 shares of the Registrant’s common stock.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
ASSETS	June 30, 2016	December 31, 2015

Current assets:
Cash and cash equivalents	$1,764,000	$2,209,000
Restricted cash	50,000	50,000
Accounts receivable, net of allowance for doubtful accounts of $100,000 at June 30, 2016 and $100,000 at December 31, 2015	3,840,000	3,038,000
Other receivables	72,000	107,000
Prepaid expenses and other current assets	801,000	603,000

Total current assets	6,527,000	6,007,000

Property and equipment:
Medical equipment and facilities	95,069,000	83,267,000
Office equipment	722,000	721,000
Deposits and construction in progress	6,892,000	10,796,000
	102,683,000	94,784,000
Accumulated depreciation and amortization	(50,883,000)	(47,661,000)
Net property and equipment	51,800,000	47,123,000

Investment in equity securities	579,000	579,000
Other assets	395,000	405,000

Total assets	$59,301,000	$54,114,000

LIABILITIES AND	(unaudited)
SHAREHOLDERS’ EQUITY	June 30, 2016	December 31, 2015

Current liabilities:
Accounts payable	$218,000	$375,000
Employee compensation and benefits	275,000	156,000
Other accrued liabilities	1,361,000	1,162,000

Current portion of long-term debt	2,599,000	2,674,000
Current portion of obligations under capital leases	5,124,000	4,331,000

Total current liabilities	9,577,000	8,698,000

Long-term debt, less current portion	4,989,000	6,923,000
Long-term capital leases, less current portion	14,802,000	9,190,000
Deferred revenue, less current portion	663,000	719,000

Deferred income taxes	3,580,000	3,404,000

Shareholders’ equity:
Common stock (10,000,000 authorized; 5,368,000 shares issed and outstanding at June 30, 2016 and 5,364,000 shares at December 31, 2015)	10,376,000	10,376,000
Additional paid-in capital	5,853,000	5,734,000
Retained earnings	4,164,000	4,020,000
Total equity-American Shared Hospital Services	20,393,000	20,130,000
Non-controlling interest in subsidiaries	5,297,000	5,050,000
Total shareholders’ equity	25,690,000	25,180,000

Total liabilities and shareholders’ equity	$59,301,000	$54,114,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Medical services revenue	$4,518,000	$4,394,000	$8,756,000	$8,511,000

Costs of revenue:

Maintenance and supplies	250,000	281,000	494,000	614,000

Depreciation and amortization	1,649,000	1,593,000	3,211,000	3,098,000

Other direct operating costs	780,000	718,000	1,479,000	1,400,000

	2,679,000	2,592,000	5,184,000	5,112,000

Gross Margin	1,839,000	1,802,000	3,572,000	3,399,000

Selling and administrative expense	963,000	979,000	1,912,000	1,800,000

Interest expense	433,000	345,000	718,000	665,000

Operating income	443,000	478,000	942,000	934,000

(Loss) on write down investment in equity securities	-	(2,114,000)	-	(2,114,000)

(Loss) on early extinguishment of debt	-	-	(108,000)	-

Interest and other income	3,000	5,000	8,000	11,000

Income (loss) before income taxes	446,000	(1,631,000)	842,000	(1,169,000)

Income tax expense	93,000	106,000	157,000	236,000

Net income (loss)	353,000	(1,737,000)	685,000	(1,405,000)

Less: Net (income) attributable to non-controlling interests	(260,000)	(233,000)	(541,000)	(437,000)

Net income (loss) attributable to American Shared Hospital Services	$93,000	$(1,970,000)	$144,000	$(1,842,000)

Net income (loss) per share:

Earnings (loss) per common share - basic	$0.02	$(0.36)	$0.03	$(0.34)

Earnings (loss) per common share - diluted	$0.02	$(0.36)	$0.03	$(0.34)

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	PERIODS ENDED DECEMBER 31, 2015 AND JUNE 30, 2016
			Additional			Non-controlling
	Common	Common	Paid-in	Retained	Sub-Total	Interests in
	Shares	Stock	Capital	Earnings	ASHS	Subsidiaries	Total

Balances at January 1, 2015	5,361,000	10,376,000	5,508,000	5,542,000	21,426,000	4,728,000	26,154,000

Stock-based compensation expense	3,000	-	226,000	-	226,000	-	226,000

Non-controlling interest investment in subsidiaries	-	-	-	-	-	46,000	46,000

Cash distributions to non-controlling interests	-	-	-	-	-	(670,000)	(670,000)

Net (loss) income	-	-	-	(1,522,000)	(1,522,000)	946,000	(576,000)

Balances at December 31, 2015	5,364,000	10,376,000	5,734,000	4,020,000	20,130,000	5,050,000	25,180,000

Stock-based compensation expense	4,000	-	119,000	-	119,000	-	119,000

Non-controlling interest investment in subsidiaries	-	-	-	-	-	7,000	7,000

Cash distributions to non-controlling interests	-	-	-	-	-	(301,000)	(301,000)

Net income	-	-	-	144,000	144,000	541,000	685,000

Balances at June 30, 2016 (unaudited)	5,368,000	$10,376,000	$5,853,000	$4,164,000	$20,393,000	$5,297,000	$25,690,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2016	2015
Operating activities:
Net income (loss)	$685,000	$(1,405,000)

Adjustments to reconcile net income (loss) to net cash from operating activities:

Depreciation and amortization	3,234,000	3,124,000

(Gain) on sale of assets	(1,000)	-

Loss on write down of investment in equity securities	-	2,114,000

Loss on early extinguishment of debt	108,000	-

Deferred income tax	176,000	16,000

Stock-based compensation expense	119,000	94,000

Other non-cash items	4,000	24,000

Changes in operating assets and liabilities:

Receivables	(767,000)	(454,000)

Prepaid expenses and other assets	(262,000)	64,000

Customer deposits/deferred revenue	(108,000)	(13,000)

Accounts payable and accrued liabilities	213,000	305,000

Net cash from operating activities	3,401,000	3,869,000

Investing activities:
Payment for purchase of property and equipment	(575,000)	(1,344,000)

Investment in equity securities	-	(5,000)

Net cash (used in) investing activities	(575,000)	(1,349,000)

Financing activities:
Principal payments on long-term debt	(2,059,000)	(979,000)

Principal payments on capital leases	(2,055,000)	(1,804,000)

Proceeds from long-term debt financing on property and equipment	-	1,023,000

Proceeds from certificate of deposit	-	9,000,000

Payments on line of credit	-	(8,780,000)

Capital contributions from non-controlling interests	7,000	27,000

Distributions to non-controlling interests	(301,000)	(268,000)

Proceeds from capital lease financing for reimbursement of payments for acquisition of equipment	1,137,000	-

Net cash (used in) financing activities	(3,271,000)	(1,781,000)

Net change in cash and cash equivalents	(445,000)	739,000

Cash and cash equivalents at beginning of period	2,209,000	1,059,000

Cash and cash equivalents at end of period	$1,764,000	$1,798,000

Supplemental cash flow disclosure:
Cash paid during the period for:

Interest	$1,066,000	$889,000

Income taxes paid (refunds)	$97,000	$(6,000)

Schedule of non-cash investing and financing activities
Acquisition of equipment with capital lease financing	$7,401,000	$1,160,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals and entries to record the impairment of the Company’s investment in equity securities) necessary to present fairly American Shared Hospital Services’ consolidated financial position as of June 30, 2016 and the results of its operations for the three and six month periods ended June 30, 2016 and 2015, which results are not necessarily indicative of results on an annualized basis. Consolidated balance sheet amounts as of December 31, 2015 have been derived from audited consolidated financial statements.

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

The Company through its majority-owned subsidiary, GKF, provided Gamma Knife units to seventeen medical centers as of June 30, 2016 in the states of Arkansas, California, Oregon, Connecticut, Florida, Illinois, Massachusetts, Mississippi, Nevada, New Jersey, New Mexico, New York, Tennessee, Oklahoma, Ohio, Texas, and Washington.

The Company through its wholly-owned subsidiary, Orlando, provided proton beam radiation therapy (“PBRT”) and related equipment, to a new customer in the United States, which treated its first patient during the second quarter of 2016. The Company also directly provides radiation therapy and related equipment, including Intensity Modulated Radiation Therapy (“IMRT”), Image Guided Radiation Therapy (“IGRT”) and a CT Simulator to the radiation therapy department at an existing Gamma Knife site in the United States.

The Company formed the subsidiaries GKUK and GKPeru, for the purposes of expanding its business internationally into the United Kingdom and Peru; LBE and Orlando to provide proton beam therapy services in Long Beach, California and Orlando, Florida; and AGKE and JGKE to provide Gamma Knife services in Albuquerque, New Mexico and Jacksonville, Florida. AGKE began operation in the second quarter of 2011 and JGKE began operation in the fourth quarter of 2011. Orlando treated its first patient in April 2016. GKPeru is expected to begin operation in the second half of 2016. GKUK is inactive and LBE is not expected to generate revenue within the next two years.

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

Based on the guidance provided in accordance with Accounting Standards Codification (“ASC”) 280 Segment Reporting (“ASC 280”), the Company has analyzed its subsidiaries which are all in the business of leasing radiosurgery and radiation therapy equipment to healthcare providers, and concluded there is one reportable segment, Medical Services Revenue. The Company provides Gamma Knife, PBRT, and IGRT equipment to eighteen hospitals in the United States as of June 30, 2016. These eighteen locations operate under different subsidiaries of the Company, but offer the same service, radiosurgery and radiation therapy. The operating results of the subsidiaries are reviewed by the Company’s Chief Executive Officer and Chief Financial Officer, who are also deemed the Company’s Chief Operating Decision Makers (“CODMs”) and this is done in conjunction with all of the subsidiaries and locations.

On January 14, 2016, the Company entered into a definitive lease agreement for financing of its MEVION S250 at UF Health Cancer Center at Orlando Health (“Orlando Health”). The proceeds of $8,200,000 received to date, from this financing of approximately $8,400,000, were used to pay-down the $1,000,000 in Promissory Notes (the “Notes”) with four members of the Company’s Board of Directors, reimburse the Company for freight costs associated with the MEVION S250, and to fund two of the remaining milestone payments for the MEVION S250 of approximately $7,100,000. Total proceeds from capital lease financing for reimbursement of payments for acquisition of equipment, were approximately $1,137,000.

Based on the guidance provided in accordance with ASC 405 Extinguishment of Liabilities (“ASC 405”) and ASC 470 Debt Modifications and Extinguishments (“ASC 470”), the pay-down of the Notes is considered an extinguishment of debt and, as such, the difference between the net carrying amount of the Notes and the costs of extinguishment was recognized as a loss on the Company’s condensed consolidated Statements of Operations. During the six month period ended June 30, 2016, the Company recorded a loss on early extinguishment of debt of $108,000. The Notes were issued with common stock warrants with an estimated fair value of $145,000. The unamortized balance of the discount on the Notes, of $80,000, and deferred fees incurred from the issuance of the Note of approximately $28,000, were recorded as a loss on early extinguishment.

Based on guidance provided in ASC 320 Investments–Debt and Equity Securities (“ASC 320”) and Staff Accounting Bulletins (“SAB”) Topic 5M Other Than Temporary Impairment (“OTTI”) of Certain Investments in Equity Securities (“SAB Topic 5M”), the Company analyzed the related events of Mevion Medical Systems, Inc. (“Mevion”), formerly Still River Systems, that occurred in the second and third quarters of 2015 and its impact on the Company’s investment. The Company determined that these circumstances indicated a decline in value of its Mevion investment that was other-than-temporary, and concluded that a write-down of the carrying value should be recognized. As of June 30, 2015, the Company adjusted its investment in Mevion to the estimated fair value of $600,000 and recorded a $2,114,000 impairment loss. The $2,114,000 other than temporary impairment of its investment in Mevion is recorded in other income (loss) on the Company’s Condensed Consolidated Statement of Operations.

During the period ended December 31, 2015, the Company engaged a third party expert to review and corroborate its assessment of the fair value of the Mevion investment. Based on the third party analysis, an additional impairment loss of $26,000 was recognized by the Company during the three months ended December 31, 2015. The fair value of the Company’s investment in Mevion, as of December 31, 2015 and June 30, 2016 was approximately $579,000. The impairment loss for the year ended December 31, 2015 was $2,140,000.

Based on the guidance provided in ASC 410 Asset Retirement Obligations (“ASC 410”), the Company analyzed the lease agreement with Orlando Health for the PBRT system and determined an asset retirement obligation (“ARO”) exists to remove the unit at the end of the lease term. The fair value of the ARO liability is not reasonable to estimate at this time, due to uncertainties about timing, cost and, outcome of the ARO, therefore no liability has been recorded as of June 30, 2016. The Company will re-evaluate this position on a periodic basis when facts and circumstances change that could affect this conclusion.

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

In January 2015, the FASB issued ASU No. 2015-01, Income Statement-Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”), which eliminates from GAAP the concept of extraordinary items and requires that an entity separately classify, present, and disclose extraordinary events and transactions. This ASU will also align more closely GAAP income statement presentation guidance with International Accounting Standards (“IAS”) 1, Presentation of Financial Statements, which prohibits the presentation and disclosure of extraordinary items. The new standard was effective for the Company on January 1, 2016. The standard permits the use of either the retrospective or prospective application. The Company adopted ASU 2015-01 on January 1, 2016 and the adoption did not have a material impact on the condensed consolidated financial statements and related disclosures.

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

The Company adopted ASU 2015-03 on January 1, 2016, on a retrospective basis. Debt issuance costs that were previously recorded as other assets on the Company’s condensed consolidated Balance Sheets were reclassified as an offset to the respective debt instrument for which they were derived. During the six month period ended June 30, 2016 and as of December 31, 2015, $67,000 and $72,000 were reclassified from current and noncurrent other assets to current and noncurrent debt, respectively.

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

In March 2016, the FASB issued ASU No. 2016-09 Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”) which changes five aspects of accounting for share-based payment award transactions including 1) accounting for income taxes; 2) classification of excess tax benefits on the statement of cash flows; 3) forfeitures; 4) minimum statutory tax withholding requirements; and 5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. The new guidance is effective for the Company for interim and annual periods beginning after December 15, 2016. Early adoption is permitted. The Company is evaluating the effect that ASU 2016-09 will have on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires measurement and recognition of expected credit losses for financial assets held. The new guidance is effective for fiscal periods beginning after December 15, 2019. Early adoption is permitted for fiscal periods beginning after December 15, 2018. The Company is evaluating the effect that ASU 2016-13 will have on its consolidated financial statements and related disclosures.

As of June 30, 2016, the Company adopted a new accounting policy for the depreciation of PBRT property and equipment. Property and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the modified units of production method, which is a function of both usage and time of the equipment. The estimated useful life of the PBRT unit in Orlando is 10 years, after accounting for salvage value on the equipment. Salvage value is based on the estimated fair value of the equipment at the end of its useful life.

Note 2.	Per Share Amounts

Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding. The computation for the three and six month periods ended June 30, 2016 excluded approximately 605,000 and 627,000 of the Company’s stock options, respectively, because the exercise price of the options was higher than the average market price during those periods.

Pursuant to GAAP, potentially dilutive common stock equivalents, such as dilutive stock options, are not considered when their inclusion in reporting earnings per share would be dilutive to reported losses incurred per share. Because the Company reported a loss for the three and six month periods ending June 30, 2015, the potentially dilutive effects of approximately 38,000 of the Company’s stock options and 14,000 unvested restricted stock units were not considered for the reporting period, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the three and six month periods ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income (loss) attributable to American Shared Hospital Services	$93,000	$(1,970,000)	$144,000	$(1,842,000)

Weighted average common shares for basic earnings per share	5,552,000	5,484,000	5,548,000	5,480,000
Diluted effect of stock options and restricted stock	16,000	-	16,000	-
Weighted average common shares for diluted earnings per share	5,568,000	5,484,000	5,564,000	5,480,000

Basic earnings (loss) per share	$0.02	$(0.36)	$0.03	$(0.34)
Diluted earnings (loss) per share	$0.02	$(0.36)	$0.03	$(0.34)

Note 3.	Stock-based Compensation

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

Stock-based compensation expense associated with the Company’s stock-based options to employees is calculated using the Black-Scholes valuation model. The Company’s stock-based awards have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates. The estimated fair value of the Company’s option grants is estimated using assumptions for expected life, volatility, dividend yield, and risk-free interest rate which are specific to each award. The estimated fair value of the Company’s options is amortized over the period during which an employee is required to provide service in exchange for the award (requisite service period), usually the vesting period. Accordingly, stock-based compensation cost before income tax effect, for the Company’s options and restricted stock awards, in the amount of $60,000 and $119,000 is reflected in net income for the three and six month periods ended June 30, 2016 compared to $58,000 and $94,000 in the same periods prior year, respectively. At June 30, 2016, there was approximately $416,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. This cost is expected to be recognized over a period of approximately four years.

The following table summarizes restricted stock awards, consisting primarily of annual automatic grants and deferred compensation to non-employee directors, for the six month period ended June 30, 2016:

	Restricted Stock Awards/Units	Grant Date Weighted- Average Fair Value	Intrinsic Value
Outstanding at January 1, 2016	3,000	$2.58	$-
Granted	35,000	$1.94	$-
Vested	(16,000)	$1.89	$-
Forfeited	-	$-	$-
Outstanding at June 30, 2016	22,000	$2.06	$-

The following table summarizes stock option activity for the six month period ended June 30, 2016:

	Stock Options	Grant Date Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)
Outstanding at January 1, 2016	614,000	$2.86	5.10
Granted	20,000	$2.19	6.93
Exercised	-	$-	-
Forfeited	(4,000)	$2.10	-
Outstanding at June 30, 2016	630,000	$2.85	4.68
Exercisable at June 30, 2016	90,000	$2.75	3.00

Note 4.	Investment in Equity Securities

As of June 30, 2016 and December 31, 2015 the Company had a $579,000 investment in the common stock of Mevion, representing an approximate 0.46% interest in Mevion. The Company accounts for this investment under the cost method.

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

The Company reviewed this investment at June 30, 2016 in light of both current market conditions and the ongoing needs of Mevion to raise cash to continue its development of the first compact, single room PBRT system. Based on its analysis, the Company determined no additional impairment needs to be recognized as of June 30, 2016.

The Company’s first MEVION S250 PBRT unit was contracted with Orlando Health, Inc. under a ten (10) year, revenue sharing arrangement.  The Marjorie and Leonard Williams Center for Proton Therapy at Orlando Health treated its first patient on April 6, 2016.

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

The estimated fair value of the Company’s assets and liabilities as of June 30, 2016 and December 31, 2015 were as follows (in thousands):

	Level 1	Level 2	Level 3	Total	Carrying Value
June 30, 2016

Assets:
Cash, cash equivalents, restricted cash	$1,814	$-	$-	$1,814	$1,814
Investment in equity securities	-	-	579	579	579
Total	$1,814	$-	$579	$2,393	$2,393

Liabilities:
Debt obligations	$-	$-	$7,662	$7,662	$7,588
Total	$-	$-	$7,662	$7,662	$7,588

December 31, 2015

Assets:
Cash, cash equivalents, restricted cash	$2,259	$-	$-	$2,259	$2,259
Investment in equity securities	-	-	579	579	579
Total	$2,259	$-	$579	$2,838	$2,838

Liabilities:
Debt obligations	$-	$-	$9,744	$9,744	$9,597
Total	$-	$-	$9,744	$9,744	$9,597

Note 6.	Repurchase of Common Stock

In 1999 and 2001, the Board of Directors approved resolutions authorizing the Company to repurchase up to a total of 1,000,000 shares of its own stock on the open market, which the Board reaffirmed in 2008. There were no shares repurchased in 2016 or 2015. There are approximately 72,000 shares remaining under this repurchase authorization.

Note 7.	Income Taxes

The Company generally calculates its effective income tax rate at the end of an interim period using an estimate of the annualized effective income tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate of the annualized effective income tax rate cannot be made, the Company computes its provision for income taxes using the actual effective income tax rate for the results of operations reported within the year-to-date periods. The Company’s effective income tax rate is highly influenced by relative income or losses reported and the amount of the nondeductible stock-based compensation associated with grants of its common stock options and historically from the results of foreign operations. A small change in estimated annual pretax income (loss) can produce a significant variance in the annualized effective income tax rate given the expected amount of these items. As a result, the Company has computed its provision for income taxes for the three and six month periods ended June 30, 2016 and 2015 by applying the actual effective tax rates to income or (loss) reported within the condensed consolidated financial statements through those periods.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report to the Securities and Exchange Commission may be deemed to contain certain forward-looking statements with respect to the financial condition, results of operations and future plans of American Shared Hospital Services, which involve risks and uncertainties including, but not limited to, the risks of the Gamma Knife and radiation therapy businesses, the risks of developing The Operating Room for the 21st CenturySM program, and the risks of investing in Mevion. Further information on potential factors that could affect the financial condition, results of operations and future plans of American Shared Hospital Services is included in the filings of the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and the definitive Proxy Statement for the Annual Meeting of Shareholders held on June 21, 2016.

The Company had seventeen Gamma Knife units in operation on June 30, 2016 and June 30, 2015. Two of the Company’s customer contracts are through subsidiaries where GKF or its subsidiary is the majority owner and managing partner. Ten of the Company’s seventeen current Gamma Knife customers are under fee-per-use contracts, and seven customers are under retail arrangements. The Company’s contracts to provide radiation therapy and related equipment services to an existing Gamma Knife customer and at the Company’s new site, Orlando Health, are also considered retail arrangements. Retail arrangements are further classified as either turn-key or revenue sharing. Revenue from fee per use contracts is determined by each hospital’s contracted rate. For revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital. Under turn-key arrangements, the Company receives payment from the hospital in the amount of its reimbursement from third party payors, and is responsible for paying all the operating costs of the equipment. Operating costs are determined primarily based on historical treatment protocols and cost schedules with the hospital. The Company records an estimate of operating costs which are reviewed on a regular basis and adjusted as necessary to more accurately reflect the actual operating costs. For the turn-key sites, the Company also shares a percentage of net operating profit. The Company records an estimate of net operating profit based on estimated revenues, less estimated operating costs.

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

Medical services revenue increased by $124,000 and $245,000 to $4,518,000 and $8,756,000 for the three and six month periods ended June 30, 2016 from $4,394,000 and $8,511,000 for the three and six month periods ended June 30, 2015, respectively. The Company’s PBRT system at Orlando Health treated its first patient in April 2016. For the three and six month periods ended June 30, 2016, revenues from this system were $446,000 compared to $0 in the same periods prior year. This increase was offset by a decrease in Gamma Knife revenue of $319,000 and $192,000 for the three and six month periods ended June 30, 2016, respectively. For the three and six month periods the decrease in Gamma Knife revenue was due to a decline in volume. Excluding a customer contract that expired after the first quarter 2015, Gamma Knife revenue increased $55,000 for the six month period ended June 30, 2016, due to a favorable payor mix at the Company’s retail sites.

The number of Gamma Knife procedures decreased by 36 and 34 to 482 and 963 for the three and six month periods ended June 30, 2016 from 518 and 997 in the same periods in the prior year, respectively. For the three month period ended June 30, 2016, the lower volume was due to normal, cyclical fluctuations. For the six month period ended June 30, 2016, excluding a customer contract that expired after the first quarter 2015, Gamma Knife procedures decreased by 8, due to normal, cyclical fluctuations. PBRT volume is reported by fractions per patient. Total fractions for the three and six month periods ended June 30, 2016 were 442.

Total costs of revenue increased by $87,000 and $72,000 to $2,679,000 and $5,184,000 for the three and six month periods ended June 30, 2016, respectively, from $2,592,000 and $5,112,000 for the three and six month periods ended June 30, 2015, respectively. Maintenance and supplies decreased by $31,000 and $120,000 for the three and six month periods ended June 30, 2016, respectively, due to the expiration of maintenance contracts at existing sites. Depreciation and amortization increased by $56,000 and $113,000 for the three and six month periods ended June 30, 2016 due to depreciation incurred on the PBRT system. Other direct operating costs increased by $62,000 and $79,000 for the three and six month periods ended June 30, 2016 due to marketing and property taxes incurred for the Company’s PBRT system.

Selling and administrative costs decreased by $16,000 and increased $112,000 to $963,000 and $1,912,000 for the three and six month periods ended June 30, 2016 from $979,000 and $1,800,000 for the same periods in the prior year, respectively. For the three month period ended June 30, 2016, the decrease was driven by legal fees, offset by increased rent expense. For the six month period ended June 30, 2016, the increase was due to accounting and consulting fees, payroll, and rent expense. Payroll expense increased because the Company converted two temporary positions to full time positions effective July 1, 2015 and January 11, 2016, respectively. Rent expense increased because the Company’s sublease of a portion of its existing office space expired in May 2016.

Interest expense increased by $88,000 and $53,000 to $433,000 and $718,000 for the three and six month periods ended June 30, 2016 from $345,000 and $665,000 for the three and six month periods ended June 30, 2015, respectively. Interest expense increased for the three and six month periods ended June 30, 2016, due to the interest incurred on the PBRT lease financing. This increase was offset by a lower average principal base on the Gamma Knife debt and leases, compared to prior year, effectively reducing interest expense.

The Company recorded a loss on the write down of its equity investment in Mevion of $2,114,000 for the three and six month periods ended June 30, 2015. The Company determined its investment in Mevion was other-than-temporary and wrote down the carrying value of the investment accordingly. In determining the fair value of the Company’s common stock in Mevion, the Company reviewed certain scenarios from the P-WERM analysis as well as additional analyses and estimated the value of its common stock investment in Mevion at approximately $600,000. The Company adjusted its investment in Mevion to the estimated fair value of $600,000 and recorded a $2,114,000 impairment loss. This transaction is treated as a capital loss for tax purposes which may be deducted only to the extent the Company has capital gains. The Company is not aware of any event or transaction planned where the Company would generate a capital gain. Therefore a full valuation allowance was recorded against the income tax benefit from the impairment loss, and the net impact to the income tax provision for the three and six month periods ended June 30, 2015 was $0.

During the period ended December 31, 2015, the Company engaged a third party expert to review and corroborate its assessment of the fair value of the Mevion investment. Based on the third party analysis, an additional impairment loss of $26,000 was recognized by the Company during the three months ended December 31, 2015. The fair value of the Company’s investment in Mevion, as of December 31, 2015 and June 30, 2016 was approximately $579,000. The impairment loss for the year ended December 31, 2015 was $2,140,000.

The Company incurred a loss on early extinguishment of debt of $108,000 during the six month period ended June 30, 2016, compared to $0 in the same period prior year. In February 2016, the Company used a portion of the proceeds from the lease financing for its first MEVION S250 to pay down the $1,000,000 of Notes that were issued pursuant to the Note agreements between the Company and four members of the Company’s Board of Directors. The Notes and warrant agreements permit for early payment without penalty to the Company. The Notes were issued with common stock warrants with an estimated fair value of $145,000. The unamortized balance of the discount on the Notes, of $80,000, and deferred fees incurred from the issuance of the Note of approximately $28,000, were recorded as a loss on early extinguishment of debt on the Company’s condensed consolidated Statement of Operations.

Interest and other income decreased by $2,000 and $3,000 to $3,000 and $8,000 for the three and six month periods ended June 30, 2016 from $5,000 and $11,000 for the three and six month periods ended June 30, 2015, respectively. Interest and other income is generated from deferred revenue and interest earned on investments.

The Company had income tax expense of $93,000 and $157,000 for the three and six month periods ended June 30, 2016 compared to income tax expense of $106,000 and $236,000 for the three and six month periods ended June 30, 2015, respectively. For the three and six month periods ended June 30, 2016, income tax expense was primarily due to taxable income attributable to GKF and Orlando operations. For the six month period ended June 30, 2016, the decrease in income tax expense was due to lower taxable income attributable to the Company, driven by the loss on early extinguishment of debt.

Net income attributable to non-controlling interest increased by $27,000 and $104,000 to $260,000 and $541,000 for the three and six month periods ended June 30, 2016 from $233,000 and $437,000 for the three and six month periods ended June 30, 2015. Non-controlling interest primarily represents the 19% interest of GKF owned by a third party, as well as non-controlling interests in subsidiaries of GKF owned by third parties that began operations in 2011. Variances in net income attributable to non-controlling interest represent the relative increase or decrease in profitability of GKF and these ventures.

The Company had net income of $93,000, or $0.02 per diluted share, and $144,000, or $0.03 per diluted share, for the three and six month periods ended June 30, 2016, compared to a net loss of $1,970,000, or $0.36 per diluted share, and $1,842,000, or $0.34 per diluted share, in the same periods in the prior year, respectively. Excluding the loss on early extinguishment of debt, net of estimated taxes, and the loss attributable to an impairment charge related to the Company’s equity investment in Mevion, net income decreased $51,000 and $64,000 for the three and six month periods ended June 30, 2016. For the three month period, the decrease was due to a decline in Gamma Knife volume and revenue, offset by PBRT revenue. For the six month period, the decrease was due to a decline in Gamma Knife volume and selling and administrative costs.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $1,764,000 at June 30, 2016 compared to $2,209,000 at December 31, 2015. The Company’s cash position decreased by $445,000 due to payments for the purchase of property and equipment of $575,000, principal payments on long term debt and capital leases of $4,114,000, and distributions to non-controlling interests of $301,000. These decreases were offset by net cash from operating activities of $3,401,000, capital contributions of $7,000, and proceeds from capital lease financing for reimbursement of payments for acquisition of equipment of $1,137,000.

The Company had cash and cash equivalents of $1,798,000 at June 30, 2015 compared to $1,059,000 at December 31, 2014. The Company’s cash position increased by $739,000 due to net cash from operating activities of $3,869,000, proceeds from long-term debt financing on property and equipment of $1,023,000, capital contributions of $27,000, and net proceeds from the certificate of deposit and pay-down on the line of credit of $220,000. These decreases were offset by payments for the purchase of property and equipment of $1,344,000, investment in equity securities of $5,000, principal payments on long term debt and capital leases of $2,783,000, and distributions to non-controlling interests of $268,000.

The Company has scheduled interest and principal payments under its debt obligations of approximately $2,244,000 and scheduled capital lease payments of approximately $6,499,000 during the next 12 months. The Company believes that its cash flow from cash on hand, operations, and other resources are adequate to meet its scheduled debt and capital lease obligations during the next 12 months. See additional discussion below related to commitments.

The Company as of June 30, 2016 had shareholders’ equity of $25,690,000, negative working capital of $3,050,000 and total assets of $59,301,000.

Commitments

As of June 30, 2016, the Company had commitments to purchase two MEVION S250 PBRT systems for $25,800,000 and the Company had $2,000,000 in non-refundable deposits toward the purchase of these two PBRT systems from Mevion. The non-refundable deposits are recorded in the Condensed Consolidated Balance Sheets as deposits and construction in progress. The Company’s first MEVION S250 PBRT treated its first patient in April 2016. In January 2016, the Company secured lease financing of approximately $8,400,000 and payment of $6,700,000 was remitted to Mevion. The financing company also reimbursed the Company approximately $1,100,000 in previously remitted progress payments to Mevion and freight costs. An additional payment of $400,000 was remitted to Mevion in April 2016, using proceeds from the lease financing, following acceptance of the PBRT system at Orlando Health. The final payment of approximately $200,000 is due to Mevion during 2016 which will be paid using the remaining proceeds from the January 2016 lease financing. Total PBRT commitments as of June 30, 2016 were $26,000,000.

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

As of June 30, 2016, the Company had commitments to purchase one Gamma Knife Perfexion system, three Cobalt-60 reloads, and is scheduled to install one Gamma Knife Model 4C system, which the Company previously financed and owns. Total Gamma Knife commitments as of June 30, 2016 were $4,850,000. The Model 4C unit is scheduled to be installed in the second half of 2016 at the Company’s new customer site in Peru. There are cash requirements for the Peru commitment in the next 12 months of approximately $200,000. The Company believes that cash flow from cash on hand and operations will be sufficient to cover this payment. The Perfexion unit is for a site yet to be determined and it is the Company’s intent to finance this unit. One Cobalt-60 reload is for an existing site, scheduled for 2016, and the Company has a commitment to finance this reload. The remaining two Cobalt-60 reloads are for existing customers and are scheduled to occur in 2017. It is the Company’s intent to finance these reloads. There are no significant cash requirements, pending financing, for the Perfexion system or the Cobalt-60 reloads in the next 12 months. There can be no assurance that financing will be available for the Company’s current or future projects, or at terms that are acceptable to the Company.

The Company estimates the following commitments for each of the equipment systems with expected timing of payments as follows as of June 30, 2016:

	2016	Thereafter	Total

Proton Beam Units	$200,000	$25,800,000	$26,000,000

Gamma Knife Units	1,100,000	3,750,000	4,850,000

Total Commitments	$1,300,000	$29,550,000	$30,850,000

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage or prepayment features. The Company does not have affiliation with partnerships, trusts or other entities whose purpose is to facilitate off-balance sheet financial transactions or similar arrangements, and therefore has no exposure to the financing, liquidity, market or credit risks associated with such entities. At June 30, 2016 the Company had no significant long-term, market-sensitive investments.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the company and its subsidiaries is communicated to the chief executive officer and the chief financial officer. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of June 30, 2016, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the chief executive officer and the chief financial officer, and recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on our evaluation we concluded that there has been no change during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Any system of controls, however well designed and operated, can provide only reasonable, and not absolute assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There are no changes from those listed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibit Index

Incorporated by reference herein
Exhibit
Number		Description	Form	Exhibit	Date
10.1	*	Purchased Services Agreement (for a Gamma Knife Unit) dated as of November 19, 2008 between GK Financing, LLC and Kettering Medical Center.
10.1a	*	First Amendment to Purchased Services Agreement (for a Gamma Knife Unit) dated as of June 11, 2009 between GK Financing, LLC and Kettering Medical Center.
10.2	*	Addendum to Lease Agreement for a Gamma Knife Unit dated as of April 13, 2007, between GK Financing, LLC and OSF Healthcare System.
10.2a	*	Addendum Two to Lease Agreement for a Gamma Knife Unit dated as of October 31, 2012 between GK Financing, LLC and OSF Healthcare System.
10.2b	*#	Addendum Three to Lease Agreement for a Gamma Knife Unit dated as of June 7, 2016 between GK Financing, LLC and OSF Healthcare System.
10.3	*#	Proton Beam Radiation Therapy Lease Agreement dated as of October 18, 2006 between American Shared Hospital Services and Orlando Regional Healthcare System, Inc.
10.3a	*#	Amendment One to Proton Beam Radiation Therapy Lease Agreement dated as of August 12, 2012 between American Shared Hospital Services and Orlando Health, Inc., formerly known as Orlando Regional Healthcare System, Inc.
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14a/15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14a/15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	ǂ	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

	*	Filed herewith.
	ǂ	Furnished herewith.
	#	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SHARED HOSPITAL SERVICES

Registrant

Date:	August 11, 2016	/s/ Ernest A. Bates, M.D.
Ernest A. Bates, M.D.
Chairman of the Board and Chief Executive Officer

Date:	August 11, 2016	/s/ Craig K. Tagawa
Craig K. Tagawa
Senior Vice President
Chief Operating and Financial Officer

