Form 10-K
period 2016-12-31
AMERICAN SHARED HOSPITAL SERVICES
filed 2017-03-27
CIK 744825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2016

or

☐	Transition Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act of

1934 For The Transition Period From _______________ to _______________ .

Commission file number 1-08789

American Shared Hospital Services

(Exact name of registrant as specified in its charter)

California	94-2918118
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Two Embarcadero Center, Suite 410, San Francisco, California	94111-4107
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 788-5300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock No Par Value	NYSE MKT

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2016, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $6,858,000.

Number of shares of common stock of the registrant outstanding as of March 20, 2017: 5,468,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2017 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Annual Report on Form 10-K other than statements of historical information are “forward-looking statements.” The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability. Forward-looking statements may include words like we “believe”, “anticipate”, “target”, “expect”, “pro forma”, “estimate”, “intend”, “will”, “is designed to”, “plan” and words of similar meaning. Forward-looking statements describe our future plans, objectives, expectations or goals. Such statements address future events and conditions concerning and include, but are not limited to, such things as:

•	capital expenditures
•	earnings
•	liquidity and capital resources
•	financing of our business
•	government programs and regulations
•	legislation affecting the health care industry
•	the expansion of our proton beam radiation therapy business
•	accounting matters
•	compliance with debt covenants
•	competition
•	customer concentration
•	contractual obligations
•	timing of payments
•	technology
•	interest rates

These forward-looking statements involve known and unknown risks that may cause our actual results in future periods to differ materially from those expressed in any forward-looking statement. Factors that would cause or contribute to such differences include, but are not limited to, such things as:

•	our high level of debt
•	the limited market for our capital intensive services
•	the impact of lowered federal reimbursement rates
•	the impact of recent U.S. health care reform legislation
•	competition and alternatives to our services
•	technological advances and the risk of equipment obsolescence
•	our significant investment in the proton beam radiation therapy business
•	the small and illiquid market for our stock

These lists are not all-inclusive because it is not possible to predict all factors. A discussion of some of these factors is included in this document under the headings “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” “–Application of Critical Accounting Policies” and “–Liquidity and Capital Resources.” This report should be read in its entirety. No one section of this report deals with all aspects of the subject matter. Any forward-looking statement speaks only as of the date such statement was made, and we are not obligated to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made, except as required by applicable laws or regulations.

PART I

ITEM 1. BUSINESS

GENERAL

American Shared Hospital Services (“ASHS” and, together with its subsidiaries, the “Company”) provides Gamma Knife stereotactic radiosurgery equipment and radiation therapy and related equipment to eighteen (18) medical centers in sixteen (16) states in the United States as of March 1, 2017. The Company provides Gamma Knife services through its 81% indirect interest in GK Financing, LLC, a California limited liability company (“GKF”). The remaining 19% of GKF is owned by GKV Investments, Inc., a wholly-owned U.S. subsidiary of Elekta AG, a Swedish company (“Elekta”). Elekta is the manufacturer of the Leksell Gamma Knife® (the “Gamma Knife”). GKF is a non-exclusive provider of alternative financing services for Leksell Gamma Knife units.

The Company wholly-owns the subsidiaries American Shared Radiosurgery Services (“ASRS”), OR21, Inc. (“OR 21 LLC”) and MedLeader.com, Inc. (“MedLeader”). ASRS is the majority-owner of GKF.

GKF has established the wholly-owned subsidiaries, Instituto de Gamma Knife del Pacifico S.A.C. (“GKPeru”), GK Financing U.K., Limited (“GKUK”), and the 70% majority owned subsidiary EWRS LLC (“EWRS”) for the purpose of providing similar Gamma Knife services in Peru, England, and Turkey, respectively. GKUK is inactive. The remaining 30% of EWRS is owned by EMKA, LLC, a wholly, owned limited liability company owned by Mert Ozyurek, a Director of American Shared Hospital Services. EWRS owned 100% of EWRS Tibbi Cihazlar Ticaret Ltd Sti (“EWRS Turkey”). EWRS sold EWRS Turkey on June 10, 2014.

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

The Company is also the sole owner of PBRT Orlando, LLC (“Orlando”) and the majority owner of Long Beach Equipment, LLC (“LBE”) which were formed to provide proton beam radiation therapy services in Orlando, Florida and Long Beach, California. A 40% minority ownership in LBE is owned by radiation oncologists.

In April 2006, the Company invested $2,000,000 for a minority equity interest in Mevion Medical Systems, Inc. (formerly Still River Systems, Inc.) (“Mevion”), a Littleton, Massachusetts company which, in collaboration with scientists from MIT’s Plasma Science and Fusion Center, was developing a medical device for the treatment of cancer patients using proton beam radiation therapy (“PBRT”). In September 2007, December 2011, and June 2012, the Company invested approximately $617,000, $70,000 and $31,000, respectively, for additional equity interests in Mevion. The Company has purchased and installed its first MEVION S250 PBRT system (“MEVION S250”) at UF Health Cancer Center at Orlando Health (“Orlando Health”) and has deposits of $2,000,000 towards the purchase of two more MEVION S250 systems from Mevion. As of December 31, 2015, the Company recorded an impairment loss of $2,140,000 on its common stock investment in Mevion. See Item 1A Risk Factors and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information. The Company’s first MEVION S250 began treating patients at Orlando Health in April 2016.

The Company was incorporated in the State of California in 1983 and its predecessor, Ernest A. Bates, M.D., Ltd. (d/b/a American Shared Hospital Services), a California limited partnership, was formed in June 1980.

OPERATIONS

Gamma Knife Operations

Gamma Knife stereotactic radiosurgery, a non-invasive procedure, is an alternative to conventional brain surgery and/or radiation therapy can be an adjunct to conventional brain surgery, radiation therapy, or chemotherapy. Compared to conventional surgery, Gamma Knife radiosurgery usually is an out-patient procedure with lower risk of complications and can be provided at a lower cost. Typically, Gamma Knife patients resume their pre-surgical activities one or two days after treatment. The Gamma Knife treats patients with 201 single doses of gamma rays that are focused with great precision on small and medium sized, well circumscribed and critically located structures in the brain. The Cobalt-60 sources coverage at the target area and deliver a dose that is high enough to destroy the diseased tissue without damaging the surrounding healthy tissue. During 2006, Elekta introduced a new Gamma Knife model, the Perfexion™ unit (“Perfexion”), which treats patients with 192 single doses of gamma rays. In 2015, Elekta introduced an upgrade to the Perfexion called Icon.

The Gamma Knife treats selected malignant and benign brain tumors, arteriovenous malformations, and functional disorders including trigeminal neuralgia (facial pain). Research is being conducted to determine whether the Gamma Knife can be effective in the treatment of epilepsy, tremors, and other functional disorders.

As of December 31, 2016, there were approximately 123 Gamma Knife sites in the United States and more than 324 units in operation worldwide. Based on the most recent available data, an estimated percentage breakdown of Gamma Knife procedures performed in the U.S. by indications treated is as follows: malignant (60%) and benign (23%) brain tumors, vascular disorders (4%), and functional disorders (13%).

The Company, as of March 1, 2017, had seventeen (17) operating Gamma Knife units located in the United States. The Company’s first Gamma Knife commenced operation in September 1991. The Company’s Gamma Knife units performed approximately 1,922 procedures in 2016 for a cumulative total of approximately 37,000 procedures from commencement through December 31, 2016.

Revenue from Gamma Knife services for the Company during each of the last five (5) years ended December 31, and the percentage of total revenue of the Company represented by the Gamma Knife for each of the last five years, are set forth below:

Year Ended December 31,	Total Gamma Knife Revenue (in thousands)	Gamma Knife % of Total Revenue
2016	$16,076	86.0%
2015	$16,077	97.2%
2014	$14,521	94.2%
2013	$16,127	91.7%
2012	$15,154	88.9%

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

GKF’s profits and/or losses and any cash distributions are allocated based on membership interests. GKF’s operating agreement requires that it have a cash reserve of at least $50,000 before cash distributions are made to its members. From inception to December 31, 2016, GKF has distributed $45,765,000 to the Company and $10,735,000 to the non-controlling member.

Image Guided Radiation Therapy Operations (“IGRT”)

The Company’s radiation therapy business currently consists of one IGRT system that began operation in September 2007 at an existing Gamma Knife customer site. A second IGRT system located in Turkey was sold in the second quarter of 2014. Revenue generated under IGRT services accounted for approximately 3% of the Company’s total revenue in 2016.

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

Based on the most recently available information, there are approximately 3,900 linear accelerator based radiation therapy units installed in the United States, and it is estimated that a majority of these units provide Intensity-Modulated Radiation Therapy (“IMRT”), IGRT or a combination of this advanced radiation therapy capability. Radiation therapy services are provided through approximately 2,300 hospital based and free-standing oncology centers.

Additional information on our operations can be found in Item 6–“Selected Financial Data”, Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 of our consolidated financial statements.

Proton Beam Radiation Therapy Operations

PBRT is an alternative to traditional external beam, photon based radiation delivered by linear accelerators. PBRT, first clinically introduced in the 1950s, has physics advantages compared to photon based systems which allow PBRT to deliver higher radiation doses to the tumor with less radiation to healthy tissue. PBRT currently treats prostate, brain, spine, head and neck, lung, breast, gastrointestinal tract and pediatric tumors. In excess of 130,000 patients have been treated with protons worldwide.

Introduction of PBRT in the United States, until recently, has been limited due to the high capital costs of these projects. The Company believes that the current development of one and two treatment room PBRT systems at lower capital costs and the level of reimbursement for PBRT from the CMS will help make this technology available to a larger segment of the market.

CUSTOMERS

The Company’s current business is the outsourcing of stereotactic radiosurgery services and radiation therapy services. The Company typically provides the equipment, as well as planning, installation, reimbursement and marketing support services. The majority of the Company’s customers pay the Company on a fee per use basis. The market for these services primarily consists of major urban medical centers. The business is capital intensive; the total cost of a Gamma Knife or IGRT facility usually ranges from $3.0 million to $5.5 million, including equipment, site construction and installation; the total cost of a single room PBRT system usually ranges from $25.0M to $35.0M, site construction and installation. The Company pays for the equipment and the medical center generally pays for site and installation costs. The following is a listing of the Company’s sites as of March 1, 2017:

Customers (Gamma Knife except as noted)	Original Term of Contract	Year Contract Began	Basis of Payment

Southwest Texas Methodist Hospital	10 years	1998	Fee per use
San Antonio, Texas
Yale New Haven Hospital	10 years	1998	Fee per use
New Haven, Connecticut
Kettering Medical Center	10 years	1999	Revenue sharing
Kettering, Ohio
Tufts Medical Center	10 years	1999	Fee per use
Boston, Massachusetts
University of Arkansas for Medical Sciences	15 years	1999	Revenue sharing
Little Rock, Arkansas
JFK Medical Center	10 years	2000	Fee per use
Edison, New Jersey
Sunrise Hospital and Medical Center	10 years	2001	Fee per use
Las Vegas, Nevada
Central Mississippi Medical Center	10 years	2001	Fee per use
Jackson, Mississippi
OSF Saint Francis Medical Center	10 years	2001	Fee per use
Peoria, Illinois
Albuquerque Regional Medical Center	10 years	2003	Fee per use
Albuquerque, New Mexico
Northern Westchester Hospital	10 years	2005	Fee per use
Mt. Kisco, New York
Mercy Health Center	10 years	2005	Revenue Sharing
Oklahoma City, Oklahoma
Tufts Medical Center (IGRT)	10 years	2007	Revenue Sharing
Boston, Massachusetts
USC University Hospital	10 years	2008	Fee per use
Los Angeles, California
Ft. Sanders Regional Medical Center	10 years	2011	Revenue Sharing
Knoxville, Tennessee
St. Vincent’s Medical Center	10 years	2011	Revenue Sharing
Jacksonville, Florida
Sacred Heart Medical Center	10 years	2013	Revenue Sharing
Pensacola, Florida
PeaceHealth Sacred Heart Medical Center at RiverBend	10 years	2014	Revenue Sharing
Eugene, Oregon
UF Health Cancer Center at Orlando Health	10 years	2016	Revenue Sharing
Orlando, Florida (PBRT)

The Company’s typical fee per use agreement is for a ten year term. The fixed fee per use reimbursement amount that the Company receives from the customer is based on the Company’s cost to provide the service and the anticipated volume of the customer. The Gamma Knife contracts signed by the Company typically call for a fee ranging from $4,200 to $9,300 per procedure. There are no minimum volume guarantees required of the customer. In most cases, GKF is responsible for providing the Gamma Knife and related ongoing Gamma Knife equipment expenses (i.e., personal property taxes, insurance, and equipment maintenance) and also helps fund the customer’s Gamma Knife marketing. The customer generally is obligated to pay site and installation costs and the costs of operating the Gamma Knife. The customer can either renew the agreement or terminate the agreement at the end of the contractual term. If the customer chooses to terminate the agreement, then GKF removes the equipment from the medical center for possible placement at another site.

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

In 2016, one customer accounted for approximately 10% of the Company’s total revenue. In 2015, one customer accounted for approximately 10% of the Company’s total revenue. In 2014, no one customer accounted for more than 10% of the Company’s total revenue. At December 31, 2016 and 2015, two and three customers each accounted for more than 10% of total accounts receivable, respectively.

MARKETING

The Company markets its Gamma Knife services through its preferred provider status with Elekta and a direct sales effort led by its Vice President of Sales and Business Development, its Chief Operating Officer and its Chief Executive Officer. The Company markets its PBRT service through a direct sales effort led by its Vice President of Sales and Business Development, its Chief Operating Officer and its Chief Executive Officer. The major advantages to a health care provider in contracting with the Company for its services include:

▪	The medical center avoids the high cost of owning the equipment. By not acquiring the equipment supplied by the Company, the medical center is able to allocate the funds otherwise required to purchase and/or finance the equipment to other projects.

▪	The Company does not have minimum volume requirements, so the medical center avoids the risk of equipment under-utilization. The medical center pays the Company only for each procedure performed on a patient.

▪	For contracts under revenue sharing arrangements, the Company assumes all or a portion of the risk of reimbursement rate changes. The medical center pays the Company only the contracted portion of revenue received from each procedure.

▪	The medical center transfers the risk of technological obsolescence to the Company. The medical center and its physicians are not under any obligation to utilize technologically obsolete equipment.

▪	The Company provides planning, installation, operating and marketing assistance and support to its customers.

FINANCING

The Company’s Gamma Knife business is operated through GKF. GKF generally finances its U.S. Gamma Knife units, upgrades and additions with loans or capital leases from various finance companies for typically 100% of the cost of each Gamma Knife, plus any sales tax, customs and duties. The financing is predominantly fully amortized over an 84 month period and is collateralized by the equipment, customer contracts and accounts receivable, and is generally without recourse to the Company and Elekta. The loan to finance the Company’s unit in Peru is guaranteed by GKF and collateralized by the Company’s stock in the subsidiary, GKPeru. The lease financing obtained by Orlando is guaranteed by the Company and collateralized by the equipment, customer contract and accounts receivable related to this project.

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

Conventional linear accelerator based radiation therapy is the primary competitor of the Company’s proton therapy system at Orlando Health. Proton beam radiation therapy although available for many years is only recently emerging as a more clinically beneficial alternative to conventional linear accelerators for certain tumors. Utilization of the Company’s proton therapy system is dependent on the acceptance of this technology by Orlando Health’s radiation oncologists and referring physicians, as well as patient self-referrals. There are currently no competing proton therapy facilities in close proximity to the Company’s site.

There are several competing manufacturers of proton beam systems, including Mevion, IBA Particle Therapy Inc., Hitachi Ltd., Varian Medical Systems, Inc. (Accel), ProNova Solutions, LLC, Sumitomo Heavy Industries, ProTom International, Inc. and Mitsubishi Electric. The Company invested in Mevion by purchasing one MEVION S250 and has made deposits towards the purchase of two additional MEVION S250 systems. The Mevion system potentially provides cancer centers the opportunity to introduce single treatment room PBRT services with a cost in the range of approximately $25 to $35 million versus four and five PBRT treatment room programs costing in excess of $120 million. The MEVION S250 system received FDA approval in the second quarter of 2012 and the first clinical treatment occurred in December 2013 at Barnes-Jewish Hospital. The Company’s first MEVION S250 system in operation at Orlando Health treated its first patient in April 2016. The Company’s second and third PBRT units will not begin construction until the Company identifies satisfactory placement sites.

The Company believes the business model it has developed for use in its Gamma Knife and IGRT placements can be tailored for the PBRT market segment. The Company is targeting large, hospital based cancer programs. The Company’s ability to develop a successful PBRT financing entity depends on the decision of cancer centers to self-fund or to fund the PBRT through conventional financing vehicles, the Company’s ability to capture market share from competing alternative PBRT financing entities, and the Company’s ability to raise capital to fund PBRT projects.

The Company’s ability to secure additional customers for Gamma Knife services and other proton beam radiation therapy services, or other equipment, is dependent on its ability to effectively compete against the manufacturer of these systems selling directly to potential customers and other companies that outsource these services. The Company does not have an exclusive relationship with any manufacturer and has previously lost sales to customers that chose to purchase equipment directly from manufacturers. The Company may continue to lose future sales to such customers and may also lose sales to the Company’s competitors.

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

The Company’s Gamma Knife, PBRT and IGRT customers receive payments for patient care from federal government and private insurer reimbursement programs. Currently in the United States, Gamma Knife, proton therapy and IGRT services are performed primarily on an out-patient basis. Gamma Knife patients with Medicare as their primary insurer, treated on either an in-patient or out-patient basis, comprise an estimated 35-45% of the total Gamma Knife patients treated nationwide. PBRT and IGRT patients with Medicare as their primary insurer are treated primarily on an out-patient basis, and comprise an estimated 45% to 50% of the total radiation therapy patients treated. The Company estimates that its percentage of patients with Medicare as their primary insurer approximates these national averages.

Congress enacted legislation in 2013 that significantly reduced the Medicare reimbursement rate for outpatient Gamma Knife treatment by setting it at the same amount paid for linear accelerator-based radio surgery treatment. Prior to April 1, 2013, Medicare’s reimbursement rate for Gamma Knife treatment had been relatively stable. Congress’s enactment of the American Taxpayer Relief Act of 2012, however, reduced Medicare’s Gamma Knife reimbursement rate from approximately $9,900 to $5,300, effective April 1, 2013. This change caused a substantial reduction in the Company’s revenues during 2013 and 2014. Effective January 1, 2015, the Centers for Medicare and Medicaid (CMS) established a Comprehensive Ambulatory Payment Classification for single session radiosurgery treatments, which increased the reimbursement rate by approximately $4,100 to $9,700. The 2016 total CMS reimbursement rate of approximately $8,800 is scheduled to be increased to approximately $9,000 in 2017 for a Medicare Gamma Knife treatment. The Company’s IGRT services are reimbursed by CMS and other insurers. Reimbursement for these services has remained fairly stable. See additional discussion under “Item 1A Risk Factors”.

The hospital based 2016 Medicare delivery code reimbursement rate for PBRT established by CMS is $506 for simple without compensation and $1,051 for simple with compensation, intermediate or complex treatments. The 2017 scheduled CMS rates are $494 for simple without compensation and $994 for simple with compensation, intermediate or complex treatments. Patients typically undergo 25-30 delivery sessions. See additional discussion under “Item 1A Risk Factors – The Federal Reimbursement Rate for Gamma Knife Treatments Has Fluctuated”.

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

•

The Company’s retail contracts are subject to reimbursement rate changes for radiosurgery or radiation therapy services by the government or other third party payors. Any changes to Medicare or Medicaid reimbursement through the repeal or modification of the Affordable Care Act could affect revenue generated from these sites.

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

EMPLOYEES

At December 31, 2016, the Company employed eight (8) people on a full-time basis and one (1) on a part-time basis. None of these employees is subject to a collective bargaining agreement and there is no union representation within the Company. The Company maintains various employee benefit plans and believes that its employee relations are good.

EXECUTIVE OFFICERS OF THE COMPANY

The following table provides current information concerning those persons who serve as executive officers of the Company. The executive officers were appointed by the Board of Directors and serve at the discretion of the Board of Directors.

Name:	Age:	Position:
Ernest A. Bates, M.D.	80	Chairman of the Board of Directors and Chief Executive Officer
Craig K. Tagawa	63	Senior Vice President - Chief Operating and Financial Officer
Ernest R. Bates	50	Vice President of Sales and Business Development

Ernest A. Bates, M.D., founder of the Company, has served in the positions listed above since the incorporation of the Company. A board-certified neurosurgeon, Dr. Bates is Emeritus Vice Chairman of the Board of Trustees at Johns Hopkins University and serves on the Johns Hopkins Neurosurgery Advisory Board. He also serves on the boards of Shared Imaging and The School of Nursing Dean’s Advisory Council at UCSF . Dr. Bates currently serves as President and Director of the Ernest Bates Foundation. Dr. Bates previously served on the California Commission for Jobs and Economic Growth and the Magistrate Judge Merit Selection Panel. From 1981-1987 he was a member of the Board of Governors of the California Community Colleges, and he served on the California High Speed Rail Authority from 1997 to 2003. Dr. Bates is a member of the Board of Overseers at the University of California, San Francisco, School of Nursing. He is a graduate of the School of Arts and Sciences of the Johns Hopkins University, and he earned his medical degree at the University of Rochester School of Medicine and Dentistry.

Craig K. Tagawa has served as Chief Operating Officer since February 1999 in addition to serving as Chief Financial Officer since May 1996. Mr. Tagawa also served as Chief Financial Officer from January 1992 through October 1995. Previously a Vice President in such capacity, Mr. Tagawa became a Senior Vice President on February 28, 1993. He is also the Chief Executive Officer of GKF. From September 1988 through January 1992, Mr. Tagawa served in various positions with the Company. Mr. Tagawa currently serves as Chief Financial Officer and Secretary of the Ernest Bates Foundation. He is a former Chair of the Industrial Policy Advisory Committee of the Engineering Research Center for Computer-Integrated Surgical Systems and Technology at The Johns Hopkins University. He received his undergraduate degree from the University of California at Berkeley and his M.B.A. from Cornell University.

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

The Federal Reimbursement Rate for Gamma Knife Treatments Has Fluctuated

Congress enacted legislation in 2013 that significantly reduced the Medicare reimbursement rate for outpatient Gamma Knife treatment by setting it at the same amount paid for linear accelerator-based radiosurgery treatment. Prior to April 1, 2013, Medicare’s reimbursement rate for Gamma Knife treatment had been relatively stable. In April 2013, the Medicare reimbursement rate for Gamma Knife treatment was lowered from approximately $9,900 to $5,300 per treatment session. This sudden reduction in a rate that had historically been stable resulted in a significant decrease in the Company’s revenues from all of our revenue sharing and some of our fixed fee medical centers. The reimbursement rate was subsequently increased to approximately $5,600 in 2014. Effective January 1, 2015, CMS established a comprehensive Ambulatory Payment Classification (APC) for both Gamma Knife and LINAC one session cranial radiosurgery at a reimbursement rate of approximately $9,700. This represents an estimated increase of $4,100 per Medicare Gamma Knife treatment (exclusive of co-insurance and other adjustments) effective January 1, 2015 compared to the 2014 Medicare reimbursement rate. The 2016 reimbursement level was reduced by CMS to approximately $8,800, but is scheduled to increase to approximately $9,000 in 2017. There can be no assurance that CMS reimbursement levels will be maintained at levels providing the Company an adequate return on its investment. Any future reductions in the reimbursement rate would adversely affect the Company’s revenues and financial results.

The average Medicare reimbursement rate trends from 2013 to 2017 are outlined below:

Average Medicare Reimbursement Rate Trends

2013	2014	2015	2016	2017
$5,300	$5,600	$9,700	$8,800	$9,000

The Company’s Capital Investment at Each Site is Substantial

Each Gamma Knife, PBRT or IGRT device requires a substantial capital investment. In some cases, we contribute additional funds for capital costs and/or annual operating and equipment related costs such as marketing, maintenance, insurance and property taxes. Due to the structure of our contracts with medical centers, there can be no assurance that these costs will be fully recovered or that we will earn a satisfactory return on our investment.

The Market for the Gamma Knife is Limited

There is a limited market for the Gamma Knife, and the market in the United States may be mature. The Company has begun operation at only four (4) new Gamma Knife sites in the United States since 2011. An additional new site is scheduled to begin operation in the second half of 2017. Due to the substantial costs of acquiring a Gamma Knife unit, we must identify medical centers that possess neurosurgery and radiation oncology departments capable of performing a large number of Gamma Knife procedures. As of December 31, 2016, there were approximately 123 operating Gamma Knife units in the United States, of which 17 units were owned by the Company. As of December 31, 2016, the Company has two idle Gamma Knife units with a cumulative net book value of $1,483,000. One unit was traded in during 2016 to place a new unit at a new customer site in 2017. The Company plans to trade the second unit in for a new unit or place this units at a new site. There can be no assurance that we will be successful in placing these idle units or additional units at any sites in the future. The Company’s existing contracts with its customers are fixed in length and there can be no assurance that the customers will wish to extend the contract beyond the end of the term.

The Company Has a High Level of Debt

The Company’s business is capital intensive. The Company finances its Gamma Knife units through its GKF subsidiary. The amounts financed through GKF have been generally non-recourse to ASHS. The Company financed its first proton therapy unit through its wholly owned subsidiary, Orlando, and guaranteed the lease financing. The Company’s combined long term debt and capital leases totaled $27,036,000 as of December 31, 2016 and is collateralized by its Gamma Knife, MEVION S250 and other assets, including accounts receivable and future proceeds from any contract between the Company and any end user of the financed equipment. This high level of debt may adversely affect the Company’s ability to secure additional credit in the future, and as a result may affect operations and profitability. If default on debt occurs in the future, the Company’s creditors would have the ability to accelerate the defaulted loan, to seize the Gamma Knife or MEVION S250 units or other equipment with respect to which default has occurred, and to apply any collateral they may have at the time to cure the default.

A Small Number of Customers Account for a Major Portion of our Revenues

A limited number of customers have historically accounted for a substantial portion of the Company’s total revenue, and the Company expects such customer concentration to continue for the foreseeable future. For example, in 2016, seven (7) customers in total accounted for more than 50% of the Company’s revenue. The loss of a significant customer or a significant decline in the business from the Company’s largest customers could have a material adverse effect on the Company’s business and results of operations. During 2016, one of the Company’s seven largest customers provided notice of their intent to exercise the option to purchase the Gamma Knife unit at their hospital at the end of the lease term in April 2017. The Company is placing two other Gamma Knife units in the second half of 2017, but the loss of the contract could cause fluctuations in revenue from quarter to quarter.

The Market for the Company’s Services is Competitive

The Company estimates that there are two other companies that actively provide alternative, non-conventional Gamma Knife financing to potential customers. We believe there are no competitor companies that currently have more than three (3) Gamma Knife units in operation. The Company’s relationship with Elekta, the manufacturer of the Leksell Gamma Knife unit, is non-exclusive, and in the past the Company has lost sales to customers that chose to purchase a Gamma Knife unit directly from Elekta. The Company also has several competitors in the financing of proton therapy projects. The Company’s business model differs from its competitors, but there can be no assurances that the Company will not lose placements to its competitors. In addition, the Company may continue to lose future sales to customers purchasing equipment directly from manufacturers. There can be no assurance that the Company will be able to successfully compete against others in placing future units.

There are Alternatives to the Gamma Knife

Other radiosurgery devices and conventional neurosurgery compete against the Gamma Knife. Each of the medical centers targeted by the Company could decide to acquire another radiosurgery device instead of a Gamma Knife. In addition, neurosurgeons who are responsible for referring patients for Gamma Knife surgery may not be willing to make such referrals for various reasons, instead opting for invasive surgery. There can be no assurance that the Company will be able to secure a sufficient number of future sites or Gamma Knife procedures to sustain its profitability and growth.

International Operations

The Company has plans to install, in 2017, a Gamma Knife in Peru. The Company sold its operations in Turkey on June 10, 2014. International operations can be subject to exchange rate volatility which could have an adverse effect on our financial results and cash flows. In addition, international operations can be subject to legal and regulatory uncertainty and political and economic instability, which could result in problems asserting property or contractual rights, potential tariffs, increased compliance costs, increased regulatory scrutiny, potential adverse tax consequences, the inability to repatriate funds to the United States, and the Company’s inability to operate in those locations.

New Technology and Products Could Result in Equipment Obsolescence

There is constant change and innovation in the market for highly sophisticated medical equipment. New and improved medical equipment can be introduced that could make the Gamma Knife technology obsolete and that would make it uneconomical to operate. During 2000, Elekta introduced an upgraded Gamma Knife which cost approximately $3.6 million plus applicable tax and duties. This upgrade includes an Automatic Positioning System™ (“APS”), and therefore involved less health care provider intervention. In early 2005, Elekta introduced a new upgrade, the Gamma Knife Model 4C (“Model 4C”). The cost to upgrade existing units to the Model 4C with APS was approximately $200,000 to $1,000,000, depending on the current Gamma Knife configuration. In 2006 Elekta introduced a new model of the Gamma Knife, the Perfexion, which costs approximately $4.5 million plus applicable taxes and duties. The Perfexion can perform procedures faster than previous Gamma Knife models and it involves less health care personnel intervention. In 2015, Elekta introduced the Leksell Gamma Knife Icon TM. The Perfexion is upgradeable to the Icon platforms which has enhanced imaging capabilities allowing for treatment of larger tumors. Existing model 4Cs of the Gamma Knife are not upgradeable to the Perfexion model. As of March 1, 2017, 14 of the Company’s Gamma Knife units are Perfexion models; of the Company’s remaining Gamma Knife units, two (2) are Model 4Cs with APS and one is upgradeable to a more advanced Model 4C unit. The failure to acquire or use new technology and products could have a material adverse effect on our business and results of operations.

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

The Company Has Invested in a Proton Beam Business

We have committed a substantial amount of our financial resources to next-generation proton beam technology. The first MEVION S250 system began treating patients in December 2013. The Company’s first MEVION S250 system began treating patients in April 2016. The Company has committed to purchase two (2) additional MEVION S250 systems and has already made deposits of $2,000,000 towards this commitment. There can be no assurance that we will be able to finance the two additional systems and if we do, that we will recover this investment or future investments, or our $2,709,000 common stock investment in Mevion, which was written down to approximately $579,000 as of December 31, 2015.

The Trading Volume of Our Common Stock is Low

Although our common stock is listed on the NYSE MKT, our common stock has historically experienced low trading volume. Reported average daily trading volume in our common stock for the three-month period ended December 31, 2016 was approximately 10,800 shares. There is no reason to think that a more significant active trading market in our common stock will develop in the future. Limited trading volume subjects our common stock to greater price volatility and may make it difficult for you to sell your shares in a quantity or at a price that is attractive to you.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company's corporate offices are located at Two Embarcadero Center, Suite 410, San Francisco, California, where it leases approximately 3,253 square feet for $18,434 per month with a lease expiration date in August 2023. Prior to the Company’s relocation in 2016, it leased approximately 4,640 square feet for $25,128 per month and subleased approximately 3,500 square feet of the office space for $16,042 per month. The sublease expired in May 2016. The Company also has a satellite office in Fairfield, California, where it leases 895 square feet for $2,505 per month with a lease expiration date in April 2018.

For the year ended December 31, 2016 the Company's aggregate net rental expenses for all properties were approximately $231,000, net of sublease income of $76,000.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividend Policy

The Company's common shares, no par value (the "Common Shares"), are currently traded on the New York Stock Exchange. At December 31, 2016, the Company had 5,468,000 issued and outstanding common shares, 625,000 common shares reserved for options, 4,000 unvested restricted stock units issued, 215,000 vested restricted stock units reserved for issuance and warrants to issue 100,000 shares of common stock.

The following table sets forth the high and low closing sale prices of the Common Shares of the Company on the New York Stock Exchange for each full quarter for the last two fiscal years.

	Prices for Common Shares
Quarter Ending	High	Low
March 31, 2015	$2.98	$2.26
June 30, 2015	$2.83	$2.36
September 30, 2015	$2.72	$1.86
December 31, 2015	$2.05	$1.51
March 31, 2016	$2.22	$1.53
June 30, 2016	$2.61	$1.85
September 30, 2016	$3.11	$1.86
December 31, 2016	$3.45	$2.70

The Company estimates that there were approximately 1,400 beneficial holders of its Common Shares at December 31, 2016.

There were no dividends declared or paid during 2016, 2015, or 2014. Dividends had been paid by the Company from 2001 to 2007, but during 2007 the Board of Directors suspended dividends for the purpose of preserving cash for the development of its PBRT business. The Company did not pay cash dividends prior to 2001.

Stock Repurchase Program

In 1999 and 2001, the Board of Directors approved resolutions authorizing the Company to repurchase up to a total of 1,000,000 shares of its common stock on the open market from time to time at prevailing prices, and in 2008 the Board of Directors reaffirmed these authorizations. In 2016 and 2015, there were no shares repurchased by the Company. In 2014, there were approximately 1,000 shares repurchased at a cost of approximately $2,000. A total of approximately 928,000 shares have been repurchased in the open market pursuant to these authorizations at a cost of approximately $1,957,000. As of December 31, 2016, there were approximately 72,000 shares remaining under the repurchase authorizations.

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

Equity Compensation Plans

During 2016, 4,000 restricted stock units, 37,000 restricted stock units for deferred compensation and 20,000 options were issued. Additional information regarding our equity compensation plans is incorporated herein by reference from the 2017 Proxy Statement. Also, see Note 9-“Shareholders’ Equity to the Consolidated Financial Statements”.

Recent Sales of Unregistered Securities

The Company sold 750,000 shares of common stock to members of the Board of Directors in two private placement transactions in 2014 that were exempt under Section 4(a)(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

Summary of Operations	Year Ended December 31,
	(Amounts in thousands except per share data)
	2016	2015	2014	2013	2012
Revenue	$18,700	$16,548	$15,417	$17,584	$17,048
Costs of revenue	9,905	9,833	10,138	10,640	10,118
Selling and administrative expense	3,802	3,496	3,630	4,025	4,045
Interest expense	1,707	1,239	1,699	1,799	2,155
Total expenses	15,414	14,568	15,467	16,464	16,318
Income (loss) from operations	3,286	1,980	(50)	1,120	730
(Loss) on early extinguishment of debt	(108)	0	0	0	0
(Loss) on write down investment in equity securities	0	(2,140)	0	0	0
(Loss) on sale of subsidiary	0	0	(572)	0	0
Gain (loss) foreign currency transactions	0	0	161	(1,174)	132
Interest and other income	15	18	28	25	58
Income (loss) before income taxes	3,193	(142)	(433)	(29)	920
Income tax expense	943	434	129	84	107
Net income (loss)	2,250	(576)	(562)	(113)	813
Less net income attributable to non-controlling interest	(1,320)	(946)	(390)	(199)	(775)
Net income (loss) attributable to ASHS	$930	$(1,522)	$(952)	$(312)	$38

Net income (loss) per common share attributable to ASHS:
Basic	$0.17	$(0.28)	$(0.19)	$(0.07)	$0.01
Diluted	$0.17	$(0.28)	$(0.19)	$(0.07)	$0.01
See accompanying note (1)

Balance Sheet Data	As of December 31,
	(Amounts in thousands)
	2016	2015	2014	2013	2012
Cash and cash equivalents	$2,871	$2,209	$1,059	$1,909	$1,564
Certificate of deposit and securities	0	0	9,000	9,000	9,000
Restricted cash	250	50	50	50	50
Working capital (deficit)	(293)	(2,691)	(2,004)	(4,079)	(2,697)
Total assets	60,598	54,114	67,528	71,742	73,323
Advances on line of credit	0	0	8,780	8,840	8,550
Current portion of long-term debt and capital leases	7,078	7,005	6,108	8,771	7,674
Long-term debt/capital leases, less current portion	19,958	16,113	20,776	23,690	27,010
Shareholders' equity	$27,137	$25,180	$26,154	$24,055	$24,830
See accompanying note (1)

(1) In 1995, the Company entered into an operating agreement granting to American Shared Radiosurgery Services (a California corporation and a wholly-owned subsidiary of the Company) an 81% ownership interest in GKF. During 2010 and 2011, GKF established new operating subsidiaries, EWRS, EWRS Turkey, AGKE, and JGKE, and other subsidiaries that are not yet operational. On June 10, 2014, the Company sold EWRS Turkey. Accordingly, the financial data for the Company presented above include the results of GKF and its subsidiaries for the periods 2012 through 2016.

This financial data as of December 31, 2016, 2015 and 2014 and for the years ended December 31, 2016, 2015 and 2014 should be read in conjunction with our consolidated financial statements and the notes thereto beginning on page A-1 of this report and with Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The most significant accounting policies followed by the Company are presented in Note 2 to the consolidated financial statements. These policies along with the disclosures presented in the other financial statement notes and in this discussion and analysis, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts, and the methods, assumptions and estimates underlying those amounts, management has identified revenue recognition and costs of sales for turn-key and revenue sharing arrangements, and the carrying value of its Mevion investment to be the areas that required the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available. The following are our critical accounting policies in which management’s estimates, assumptions and judgments most directly and materially affect the financial statements:

Revenue Recognition

The Company has one revenue-generating activity, which consists of equipment leasing to hospitals, and includes the operation of Gamma Knife units by GKF, the operation of one proton therapy unit by Orlando, and the operation of one IGRT site by ASHS. During 2014, the Company entered into a lease agreement where the lessee gave the Company a piece of equipment for $1. The Company estimated and recorded the fair market value of the equipment received and recognized deferred revenue. As of December 31, 2014, the fair market value of the equipment received during the year was $700,000.

Revenue is recognized when services have been rendered and collectability is reasonably assured, on either a fee per use or revenue sharing basis. During 2016, the Company had ten (10) fee per use arrangements and nine (9) retail service arrangements. Under both of these types of agreements, the hospital is responsible for billing patients and collecting technical component fees for services performed. Revenue associated with installation of the Gamma Knife, PBRT, and IGRT units, if any, is a part of the negotiated lease amount and not a distinctly identifiable amount. The costs, if any, associated with installation of the units are amortized over the period of the related lease to match revenue recognition of these costs.

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

During 2016, ASHS had one (1) agreement, Orlando had one (1) agreement, and GKF had seven (7) agreements that are based on revenue sharing. These can be further classified as either “turn-key” arrangements or “revenue sharing” arrangements. For GKF’s four (4) turn-key sites, GKF is solely responsible for the costs to acquire and install the Gamma Knife. In return, GKF receives payment from the hospital in the amount of its reimbursement from third party payors. Revenue is recognized by the Company during the period in which the procedure is performed, and is estimated based on what can be reasonably expected to be paid by the third party payor to the hospital. The estimate is primarily determined from historical experience and hospital contracts with third party payors. These estimates are reviewed on a regular basis and adjusted as necessary to more accurately reflect the expected payment amount. The Company also records an estimate of operating costs associated with each procedure during the period in which the procedure is performed. For two of the turn-key sites, the Company also shares a percentage of net operating profit. The Company records an estimate of net operating profit based on estimated revenues, less estimated operating costs. Costs are determined primarily based on historical treatment protocols and cost schedules with the hospital. The Company’s estimated operating costs are reviewed on a regular basis and adjusted as necessary to more accurately reflect the actual operating costs. Revenue for turn-key sites is recorded on a gross basis, and the operating expenses the Company reimburses to the hospital are recorded in other operating costs.

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

Revenue from retail arrangements amounted to approximately 57%, 47% and 42% of total revenue for the years ended December 31, 2016, 2015 and 2014, respectively. Because the revenue estimates are reviewed on a quarterly basis, any adjustments required for past revenue estimates would result in an increase or reduction in revenue during the current quarterly period.

Carrying Value of Mevion Investment

The Company has carried its investment in Mevion at cost and reviews it for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value of the investment may be below its cost basis on an, other-than-temporary impairment basis. During the year ended December 31, 2015, due to Mevion’s cancellation of its planned IPO on July 27, 2015 and its announcement on August 4, 2015 of an investment of up to $200M by new investors, the Company determined that its Mevion common stock investment was impaired on an other-than-temporary basis. The fair value of the Company’s investment in Mevion was approximately $579,000 as of December 31, 2015 with an impairment loss for the year then ended of $2,140,000. For additional information, see “Impairment Analysis of Investment in Equity Securities.”

2016 Results

For the year ended December 31, 2016, 86% of the Company’s revenue was derived from its Gamma Knife business, 12% was derived from the PBRT system, and the remaining 2% from its IGRT business. For the year ended December 31, 2015, 97% of the Company’s revenue was derived from its Gamma Knife business, and the remaining 3% from its IGRT business. For the year ended December 31, 2014, 94% of the Company’s revenue was derived from its Gamma Knife business, and the remaining 6% from its IGRT business.

TOTAL REVENUE

(in thousands)	2016	Increase (Decrease)	2015	Increase (Decrease)	2014

Total revenue	$18,700	13.0%	$16,548	7.3%	$15,417

Total revenue increased 13.0% compared to 2016, due to the Company’s new PBRT unit which became operational in April 2016. Total revenue in 2015 increased 7.3% compared to 2014, due to an increase in Gamma Knife revenue, offset by a decrease in IGRT revenue.

Gamma Knife Revenue

	2016	Increase (Decrease)	2015	Increase (Decrease)	2014
Medical services revenue from Gamma Knife (in thousands)	$16,076	(0.0)%	$16,077	10.7%	$14,521

Number of Gamma Knife procedures	1,922	(1.3)%	1,947	(4.8)%	2,046

Average revenue per procedure	$8,364	1.3%	$8,257	16.3%	$7,097

Total Gamma Knife revenue for 2016 was $16,076,000 compared to $16,077,000 in 2015. Total Gamma Knife revenue for 2015 increased 10.7% to $16,077,000 compared to $14,521,000 in 2014. Total Gamma Knife revenue for 2014 decreased 10.0% to $14,521,000 compared to $16,127,000 in 2013. The Company had seventeen, seventeen, and twenty Gamma Knife units in operation at December 31, 2016, 2015 and 2014, respectively.

The number of Gamma Knife procedures performed in 2016 was consistent with prior year, excluding one customer contract that expired in March 2015. The number of Gamma Knife procedures performed in 2015 increased 125, excluding procedures performed in Turkey in 2014. This increase was due to a new site which treated its first patient in December 2014, and increased volume at existing sites, offset by one contract which ended March 31, 2015.

Revenue per procedure increased by $107 in 2016, $1,160 in 2015 and $599 in 2014 compared to 2015 and 2014, respectively. For 2016, the increase was due to a favorable payor mix at the Company’s retail sites. For 2015, the increase was due to a favorable payor mix, increased reimbursement for Medicare procedures, effective January 1, 2015, and the sale of EWRS Turkey units which were reimbursed at lower rates compared to the Company’s other units.

Proton Therapy Revenue

	2016	Increase (Decrease)	2015	Increase (Decrease)	2014
Medical services revenue from PBRT (in thousands)	$2,149	*	$0	0.0%	$0

Number of PBRT fractions	2,330	*	0	0.0%	0

Average revenue per fraction	$922	*	$0	0.0%	$0

*Not meaningful

Total PBRT revenue for 2016 was $2,149,000 compared to $0 in 2015 and 2014. The number of PBRT fractions performed in 2016 was 2,330 compared to 0 in 2015 and 2014. Revenue per fraction in 2016 was $922 compared to $0 in 2015 and 2014. The Company’s first MEVION S250 system was place at Orlando Health and treated its first patient in April 2016.

IGRT Revenue

(in thousands)	2016	Increase (Decrease)	2015	Increase (Decrease)	2014
Medical services revenue from IGRT	$475	0.8%	$471	(47.4)%	$896

Medical services revenue from the Company’s IGRT contract for 2016 increased 0.8% to $475,000 compared to $471,000 in 2015. Medical services revenue from the Company’s IGRT contracts for 2015 decreased 47.4% to $471,000 compared to $896,000 in 2014. The sale of EWRS Turkey in 2014 contributed $208,000 to the decline, in addition to lower volume at the Company’s existing site.

COSTS OF REVENUE

(In thousands)	2016	Increase (Decrease)	2015	Increase (Decrease)	2014

Total costs of revenue	$9,905	0.7%	$9,833	(3.0)%	$10,138
Percentage of total revenue	53.0%		59.4%		65.8%

The Company's costs of revenue, consisting of maintenance and supplies, depreciation and amortization, and other operating expenses (such as insurance, property taxes, sales taxes, marketing costs and operating costs from the Company’s retail sites) increased by $72,000 in 2016 compared to 2015 and decreased by $305,000 in 2015 compared to 2014.

The Company's maintenance and supplies costs were 4.7% of total revenue in 2016, 6.6% of total revenue in 2015, and 11.0% of total revenue in 2014. Maintenance and supplies costs decreased by $215,000 and $602,000 in 2016 and 2015 compared to 2015 and 2014, respectively. The decrease in 2016 compared to 2015 was due to the expiration of fixed fee maintenance contracts at existing sites. The decrease in 2015 compared to 2014 was due to the expiration of fixed fee maintenance contracts at existing sites and the sale of the Company’s units in Turkey, which also had fixed fee maintenance contracts. The existing sites with fixed fee maintenance contracts that expired, now receive maintenance on a scheduled and on an as needed basis, which can be more cost effective.

Depreciation and amortization costs as a percentage of total revenue were 33.5%, 37.1%, and 40.0%, in 2016, 2015 and 2014, respectively. Depreciation and amortization costs increased $123,000 in 2016 compared to 2015 and decreased $32,000 in 2015 compared to 2015 and 2014, respectively. The increase in 2016 compared to 2015 is due to depreciation incurred on the PBRT system. The decrease in 2015 compared to 2014 is due to the sale of EWRS Turkey in 2014, offset by increased depreciation in 2015 for the Company’s new site, which started in December 2014, and two Cobalt-60 reloads, which occurred during the second and third quarters 2015.

Other direct operating costs as a percentage of total revenue were 14.8%, 15.7%, and 14.8% in 2016, 2015 and 2014, respectively. Other direct operating costs increased by $164,000 in 2016 compared to 2015 and increased $329,000 in 2015 compared to 2014. The increase in 2016 is due to marketing costs for the new PBRT site and increased marketing costs at an existing customer site, offset by a decrease in operating costs at the Company’s retail sites. The increase in 2015 is due to increased operating costs at the Company’s retail sites, offset slightly by lower insurance costs.

SELLING AND ADMINISTRATIVE EXPENSE

(In thousands)	2016	Increase (Decrease)	2015	Increase (Decrease)	2014

Selling and administrative costs	$3,802	8.8%	$3,496	(3.7)%	$3,630
Percentage of total revenue	20.3%		21.1%		23.5%

The Company's selling and administrative costs increased $306,000 in 2016 compared to 2015 and decreased $134,000 in 2015 compared to 2014. The increase in 2016 is due to a write-off of deferred legal fees and increased rent expense. The increase in rent expense is primarily due to the expiration of the sublease at the Company’s prior office space, which offset total rent. The decrease in 2015 is due to consulting fees that were expensed in 2014, a decrease in state and local taxes paid, offset by an increase in stock-based compensation expense.

INTEREST EXPENSE

(In thousands)	2016	Increase (Decrease)	2015	Increase (Decrease)	2014

Interest expense	$1,707	37.8%	$1,239	(27.1)%	$1,699
Percentage of total revenue	9.1%		7.5%		11.0%

The Company's interest expense increased $468,000 in 2016 compared to 2015 and decreased $460,000 in 2015 compared to 2014. The increase in 2016 compared to 2015 is primarily due to interest incurred on PBRT lease financing, offset by a lower average principal base for the Company’s Gamma Knife portfolio, effectively reducing interest expense. The decrease in 2015 compared to 2014 is due, in part, to the sale of EWRS Turkey in 2014, which accounted for approximately $100,000 of expense in 2014. In addition, the Company had a lower average principal base in 2015, effectively reducing interest expense.

(LOSS) ON EARLY EXTINGUISHMENT OF DEBT

(In thousands)	2016	Increase (Decrease)	2015	Increase (Decrease)	2014
(Loss) on early extinguishment of debt	($108)	*	$0	0.0%	$0
Percentage of total revenue	(0.6%)		0.0%		0.0%

*Not meaningful

(Loss) on early extinguishment of debt was $108,000 in 2016 compared to $0 in 2015 and 2014. In February 2016, the Company used a portion of the proceeds from the lease financing for its first MEVION S250 to pay down the $1,000,000 of Promissory Notes that were issued pursuant to the Note and Warrant Purchase Agreements (the “Agreements”) between the Company and four members of the Company’s Board of Directors. The Agreements permit for early payment without penalty to the Company. The Notes were issued with common stock warrants with an estimated fair value of $145,000. The unamortized balance of the discount on the Notes, of $80,000, and deferred fees incurred from the issuance of the Note of approximately $28,000, were recorded as a loss on early extinguishment of debt on the Company’s condensed consolidated statement of operations.

(LOSS) ON WRITE DOWN INVESTMENT IN EQUITY SECURITIES

(In thousands)	2016	Increase (Decrease)	2015	Increase (Decrease)	2014

(Loss) on write down investment in equity securities	$0	(100.0)%	$2,140	*	$0
Percentage of total revenue	0.0%		12.9%		0.0%

*Not meaningful

(Loss) on the write down of the Company’s investment in equity securities was $0 in 2016 compared to $2,140 in 2015, and $0 in 2014. The (loss) on the write down of investment in equity securities is due to the other-than-temporary impairment assessment performed at June 30, 2015. At June 30, 2015, the Company adjusted the carrying value of its investment in Mevion to the determined fair value of $600,000 and recorded a $2,114,000 impairment loss. Subsequently, the Company engaged a third party expert to review its assessment of the fair value of the Company’s common stock in Mevion and as a result, adjusted the impairment loss an additional $26,000. For the year ended December 31, 2015 the impairment loss was $2,140,000 and the fair value was approximately $579,000.

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

(LOSS) ON SALE OF SUBSIDIARY

(In thousands)	2016	Increase (Decrease)	2015	Increase (Decrease)	2014

(Loss) on sale of subsidiary	$0	0.0%	$0	(100.0)%	$(572)
Percentage of total revenue	0.0%		0.0%		(3.7)%

Loss on sale of subsidiary was $0 in 2016 and 2015 compared to $572,000 in 2014. Effective May 31, 2014 (with closing occurring June 10, 2014) the Company sold EWRS Turkey for EUR 4.2 million (approximately $6.0M). The proceeds were used to pay-off outstanding debt associated with the Turkey operations and the excess was cash to the Company of $768,000.

GAIN FOREIGN CURRENCY TRANSACTIONS

(In thousands)	2016	Increase (Decrease)	2015	Increase (Decrease)	2014

Gain (loss) foreign transactions	$0	0.0%	$0	(100.0)%	$161
Percentage of total revenue	0.0%		0.0%		1.0%

The gain from foreign currency transactions was $0 in 2016 and 2015 compared to $161,000 in 2014. The decrease in 2015 from foreign currency transactions is due to the sale of EWRS Turkey in 2014, which meant that there were no more significant amounts of transactions or held cash in foreign currency as of June 10, 2014.

INTEREST AND OTHER INCOME

(In thousands)	2016	Increase (Decrease)	2015	Increase (Decrease)	2014

Interest and other income	$15	(16.7)%	$18	(35.7)%	$28
Percentage of total revenue	0.1%		0.1%		0.2%

Interest and other income decreased $3,000 and $10,000 in 2016 and 2015 compared to 2015 and 2014, respectively. The decrease in 2015 was due to lower interest income because the Company closed out the certificate of deposit on January 2, 2015.

INCOME TAX EXPENSE

(In thousands)	2016	Increase (Decrease)	2015	Increase (Decrease)	2014

Income tax expense	$943	117.3%	$434	236.4%	$129
Percentage of total revenue	5.0%		2.6%		0.8%
Percentage of income (loss) before income taxes	50.3%		(39.9)%		(15.7)%

Income tax expense increased $509,000 and $305,000 in 2016 and 2015 compared to 2015 and 2014, respectively. The increase in 2016 is due to income from the PBRT system and operations of the Company’s subsidiaries. The increase in 2015 is due to income from operations of the Company’s subsidiaries. The loss incurred on the write-down of the Company’s investment in equity securities is a capital loss which is treated as non-deducible expense for income tax provision purposes and as such, a full valuation allowance was recorded against this loss and the net impact to the provision was $0.

The Company anticipates that it will continue to record income tax expense if it operates profitably in the future. Currently there are state income tax payments required for most states in which the Company operates. However, there are minimal current federal income tax payments required due to net operating loss carryforwards and other deferred tax assets available for federal tax purposes.

The Company had a net operating loss carryforward for federal income tax return purposes at December 31, 2016 of approximately $7,589,000.

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS

(In thousands)	2016	Increase (Decrease)	2015	Increase (Decrease)	2014

Net income attributable to non-controlling interests	$1,320	39.5%	$946	142.6%	$390
Percentage of total revenue	7.1%		5.7%		2.5%

Net income attributable to non-controlling interests increased $374,000 and $556,000 in 2016 and 2015 compared to 2015 and 2014, respectively. Net income attributable to non-controlling interests represents the pre-tax income earned by the 19% non-controlling interest in GKF, and the pre-tax income or losses of the non-controlling interests in various subsidiaries controlled by GKF. The decrease or increase in net income attributable to non-controlling interests reflects the relative profitability of GKF.

NET INCOME (LOSS) ATTRIBUTABLE TO AMERICAN SHARED HOSPITAL SERVICES

(In thousands, except per share amounts)	2016	Increase (Decrease)	2015	Increase (Decrease)	2014

Net income (loss) attributable to ASHS	$930	161.1%	$(1,522)	(59.9)%	$(952)
Net income (loss) per share attributable to ASHS, diluted	$0.17	160.7%	$(0.28)	(47.3)%	$(0.19)

Net income attributable to American Shared Hospital Services was $930,000 in 2016 compared to a net loss of $1,522,000 in 2015, and a net loss of $952,000 in 2014. Excluding the loss on early extinguishment of debt of $108,000, net of estimated taxes, in 2016, and the write-down of the Company’s investment in Mevion of $2,140,000 in 2015, net income increased $376,000. This increase was due to the new PBRT system which began operations in April 2016. Excluding the write-down of the Company’s investment in Mevion of $2,140,000 in 2015, and the loss on sale of subsidiary of $572,000 and foreign currency gains of $161,000 in 2014, net income increased $1,159,000 in 2015 compared to 2014. The increase in net income in 2015 compared to 2014 is due to increased volumes and average reimbursement per procedures, in addition to lower costs of revenue.

IMPAIRMENT ANALYSIS OF INVESTMENT IN EQUITY SECURITIES

As of December 31, 2016, and December 31, 2015 the Company had a $579,000 investment in the common stock of Mevion, representing an approximate 0.46% interest in Mevion. The Company accounts for this investment under the cost method. The Company carries its investment in Mevion at cost and reviews it for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value of the investment may not be recoverable.

Based on guidance provided in Accounting Standards Codification (“ASC”) 320 Investments–Debt and Equity Securities (“ASC 320”) and Staff Accounting Bulletins (“SAB”) Topic 5M Other Than Temporary Impairment (“OTTI”) of Certain Investments in Equity Securities (“SAB Topic 5M”), the Company analyzed the related events of Mevion, that occurred in the second and third quarters of 2015 and its impact on the Company’s investment. The Company determined that these circumstances indicated a decline in value of its Mevion investment that was other-than-temporary, and concluded that a write-down of the carrying value should be recognized. As of June 30, 2015, the Company adjusted its investment in Mevion to the estimated fair value of $600,000 and recorded a $2,114,000 impairment loss. The $2,114,000 other than temporary impairment of its investment in Mevion is recorded in other income (loss) on the Company’s Condensed Consolidated Statement of Operations.

During the period ended December 31, 2015, the Company engaged a third-party expert to review and corroborate its assessment of the fair value of the Mevion investment. Based on the third-party analysis, an additional impairment loss of $26,000 was recognized by the Company during the three months ended December 31, 2015. The fair value of the Company’s investment in Mevion, as of December 31, 2015, and September 30, 2016 was approximately $579,000. The impairment loss for the year ended December 31, 2015 was $2,140,000.

The Company reviewed this investment at December 31, 2016 in light of both current market conditions and the ongoing needs of Mevion to raise cash to continue its development of the first compact, single room PBRT system. Based on its analysis, the Company determined no additional impairment needs to be recognized as of December 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $2,871,000 at December 31, 2016 compared to $2,209,000 at December 31, 2015, an increase of $662,000. The Company’s expected primary cash needs on both a short and long-term basis are for capital expenditures, business expansion, working capital, and other general corporate purposes.

Restricted cash of $250,000 at December 31, 2016 increased $200,000 compared to December 31, 2015. The increase in 2016 is due to restricted cash requirements per Orlando’s lease financing agreement. Existing restricted cash reflects cash that may only be used for the operations of GKF.

Operating activities provided cash of $8,378,000 in 2016, which was driven by net income of $2,250,000, non-cash charges for depreciation and amortization of $6,327,000, the loss on early extinguishment of debt of $108,000, deferred income tax of $772,000, accrued interest on lease financing of $414,000, stock-based compensation expense of $215,000, and other non-cash items of $4,000. These were partially offset by changes in receivables of $1,230,000, changes in prepaid and other assets of $283,000, and changes in accounts payable and accrued liabilities of $199,000.

The Company’s trade accounts receivable increased by $1,047,000 to $4,085,000 at December 31, 2016 from $3,038,000 at December 31, 2015, primarily due to accounts receivable related to the new PBRT system which began operations in April 2016. The number of days revenue (sales) outstanding (“DSO”) in accounts receivable as of December 31, 2016 increased to 80 days compared to 67 days at December 31, 2015. DSO can and does fluctuate depending on timing of customer payments received and the mix of fee per use versus retail customers. Retail sites generally have longer collection periods than fee per use sites.

Investing activities used $1,612,000 of cash in 2016 due to payments made towards the purchase of property and equipment of $1,612,000.

Financing activities used $6,104,000 of cash during 2016, primarily due to principal payments on long-term debt of $2,968,000, principal payments towards capital leases of $4,171,000, distributions to non-controlling interests of $699,000, and restricted cash of $200,000. This was partially offset by long term debt financing on equipment of $570,000, capital contributions from non-controlling interests in subsidiaries of the Company of $7,000, proceeds from warrants exercised of $220,000, and proceeds from capital lease financing for reimbursement of payments for acquisition of equipment of $1,137,000.

The Company had negative working capital at December 31, 2016 of $293,000 compared to negative working capital of $2,691,000 at December 31, 2015. The $2,398,000 increase in net working capital was due to an increase in cash and restricted cash of $662,000 and $200,000, respectively, increases in accounts receivable of $1,047,000, increases in other accounts receivable of $183,000, increases in prepaid and other assets of $289,000, increases in employee compensation expenses of $28,000, and a net increase in the current portion of long term debt and capital leases of $73,000. This was offset by a decrease in accounts payable of $56,000 and decreases in other accrued liabilities of $62,000. The Company believes that its cash flow from cash on hand, operations, and other cash resources are adequate to meet its scheduled debt and capital lease obligations during the next 12 months. See additional discussion below related to commitments.

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

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES AND OFF BALANCE SHEET ARRANGEMENTS

The following table presents, as of December 31, 2016, the Company’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the notes to the consolidated financial statements referenced below. For purposes of this table, these commitments are listed in the less than 1 year and 1-3 year categories.

	Payments Due by Period
	Total amounts	Less than
Contractual Obligations	committed	1 year	1-3 years	4-5 years	After 5 years

Long-term debt (includes interest)	$8,149,000	$2,583,000	$4,067,000	$1,499,000	$-
Capital leases (includes interest)	24,501,000	6,725,000	9,623,000	7,935,000	218,000
Future equipment purchases	28,960,000	3,160,000	25,800,000	-	-
Operating leases	1,719,000	260,000	539,000	496,000	424,000

Total contractual obligations	$63,329,000	$12,728,000	$40,029,000	$9,930,000	$642,000

Further discussion of the long-term debt commitment is included in Note 5, capital leases in Note 6, and operating leases in Note 11 of the consolidated financial statements.

As of December 31, 2016, the Company had commitments to purchase two MEVION S250 PBRT systems for $25,800,000 and the Company had $2,000,000 in non-refundable deposits toward the purchase of these two PBRT systems from Mevion. The non-refundable deposits are recorded in the consolidated balance sheets as deposits and construction in progress. The Company’s first MEVION S250 PBRT treated its first patient in April 2016. The Company and Mevion have not agreed on construction and delivery timetables for the second and third PBRT units for which the Company has purchase commitments. The Company is actively seeking sites for these units but to date has not entered into agreements with any party for either placement of a PBRT unit or the related financing. In the past, the Company and Mevion have established construction and delivery timetables, and therefore progress payment dates, only after the Company has notified Mevion that there is a proposed site for the unit. Accordingly, the timing of the required payments for the remaining $25,800,000 of the Company’s purchase commitments remains uncertain. The Company’s position is that these payments should not commence until a site is available for a PBRT unit and the related financing is in place.

As of December 31, 2016, the Company had commitments to purchase one Gamma Knife Perfexion system, one Cobalt-60 reload, and is scheduled to install one Gamma Knife Model 4C system, which the Company previously financed and owns. Total Gamma Knife commitments as of December 31, 2016, were $3,160,000. The Model 4C unit is scheduled to be installed in the third quarter of 2017 at the Company’s new customer site in Peru. There are cash requirements for the Peru commitment in the next 12 months of approximately $200,000. The Company believes that cash flow from cash on hand and operations will be sufficient to cover this payment. The Perfexion unit is for a new site the Company expects to start treating patients in the latter half of 2017. The Company has secured financing for this unit. The Cobalt-60 reload is for an existing customer and occurred in the first quarter of 2017. The Company obtained financing for this reload as well. There are no other significant cash requirements in the next 12 months. There can be no assurance that financing will be available for the Company’s current or future projects, or at terms that are acceptable to the Company.

The Company estimates the following commitments for each of the equipment systems, with expected timing of payments as follows as of December 31, 2016:

	2017	Thereafter	Total
Proton Beam Units	$-	$25,800,000	$25,800,000

Gamma Knife Units	3,160,000	-	3,160,000

Total Commitments	$3,160,000	$25,800,000	$28,960,000

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below presents information about certain market-sensitive financial instruments as of December 31, 2016. The fair values were determined based on quoted market prices for the same or similar instruments.

	Payments Due by Period
(amounts in thousands)	2017	2018	2019	2020	2021	There- after	Total	Fair Value

Fixed rate long-term debt and present value of capital leases	$7,438	$6,418	$4,827	$3,172	$5,077	$211	$27,143	$27,569

Average interest rates	7.8%	8.2%	8.9%	10.0%	11.1%	13.0%	8.6%

We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage or prepayment features.

At December 31, 2016, we had no significant long-term, market-sensitive investments.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment management believes that, as of December 31, 2016, the Company’s internal control over financial reporting is effective based on those criteria.

(c)	Changes in internal controls over financial reporting.

Our Chief Executive Officer and our Chief Financial Officer have evaluated the changes to the Company’s internal control over financial reporting that occurred during our last fiscal quarter ended December 31, 2016, as required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2017 Annual Meeting of Shareholders (the “2017 Proxy Statement”). Information regarding executive officers of the Company, included herein under the caption “Executive Officers of the Company” in Part I, Item 1 above, is incorporated herein by reference.

Information concerning the identification of our standing audit committee required by this Item is incorporated by reference from the 2017 Proxy Statement.

Information concerning our audit committee financial experts required by this Item is incorporated by reference from the 2017 Proxy Statement.

Information concerning compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference from the 2017 Proxy Statement.

We have adopted a Code of Ethics that is available on our website at www.ashs.com. The information on our website is not part of this report. You may also request a copy of this document free of charge by writing our Corporate Secretary.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item is incorporated herein by reference from the 2017 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated herein by reference from the 2017 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated herein by reference from the 2017 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is incorporated herein by reference from the 2017 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules.

The following Financial Statements and Schedules are filed with this Report:

Report of Independent Registered Public Accounting Firm

Audited Consolidated Financial Statements

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Income (Loss)

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

(b)	Exhibits.

The following Exhibits are filed with this Report.

Exhibit			Incorporated by reference herein
Number		Description	Form	Exhibit	Date
3.1	*	Articles of Incorporation of the Company, as amended.

3.2		By-laws of the Company, as amended and restated dated as of June 9, 2011.	10-K 001-08789	3.2	3/30/2012

4.1		Rights Agreement dated as of March 22, 1999 between American Shared Hospital Services and American Stock Transfer & Trust Company, as Rights Agent.	8-K 001-08789	4	4/1/1999

4.1a		First Amendment to Rights Agreement dated as of March 12, 2009 between American Shared Hospital Services and American Stock Transfer & Trust Company, as Rights Agent.	8-K 001-08789	3.1	3/13/2009

10.1		Operating Agreement for GK Financing, LLC dated as of October 17, 1995 between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	S-1 033-63721	10.12	10/26/1995

10.1a		Amendment Agreement dated as of October 26, 1995 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	S-1/A 033-63721	10.13	3/29/1996

10.1b		Second Amendment Agreement dated as of December 20, 1995 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	S-1/A 033-63721	10.13	3/29/1996

10.1c	Third Amendment Agreement dated as of October 16, 1996 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	10-K 001-08789	10.13b	3/31/1998

10.1d	Fourth Amendment Agreement dated as of March 31, 1998 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	10-K 001-08789	10.8	3/31/1999

10.1e	Fifth Amendment Agreement dated as of March 31, 1998 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	10-K 001-08789	10.9	3/31/1999

10.1f	Sixth Amendment Agreement dated as of June 5, 1998 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	10-K 001-08789	10.10	3/31/1999

10.1g	Seventh Amendment Agreement dated as of October 18, 2006 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	10-K 001-08789	10.52	4/2/2007

10.1h	Eighth Amendment Agreement dated as of April 28, 2010 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	10-K 001-08789	10.1h	3/30/2016

10.1i	Ninth Amendment Agreement dated as of May 16, 2011 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	10-K 001-08789	10.1i	3/30/2016

10.2	Lease Agreement for a Gamma Knife Unit dated as of October 29, 1996, between GK Financing, LLC and Methodist Healthcare Systems of San Antonio, LTD., dba Southwest Texas Methodist Hospital	10-K 001-08789	10.2	3/30/2016

10.2a		Addendum to Lease Agreement for a Gamma Knife Unit dated as of October 31, 1996 between GK Financing, LLC and Methodist Healthcare System of San Antonio, LTD., dba Southwest Texas Methodist Hospital.	10-K 001-08789	10.2a	3/30/2016

10.2b

Addendum Two to Lease Agreement for a Gamma Knife Unit dated as of October 16, 1997 between Methodist Healthcare System of San Antonio, LTD., d.b.a. Southwest Texas Methodist Hospital and GK Financing, LLC.

			10-K 001-08789	10.2b	3/30/2016

10.2c		Amendment to Lease Agreement for a Gamma Knife Unit dated as of December 13, 2003 between Methodist Healthcare Systems of San Antonio, Ltd., d/b/a Southwest Texas Methodist Hospital and GK Financing, LLC.	10-K 001-08789	10.2c	3/30/2016

10.2d	#	Second Amendment to Lease Agreement for a Gamma Knife Unit (Perfexion Upgrade) dated as of December 23, 2009 between GK Financing, LLC and Methodist Healthcare Systems of San Antonio, Ltd., d/b/a Southwest Texas Methodist Hospital.	10-Q 001-08789	10.18b	11/15/2010

10.3		Lease Agreement for a Gamma Knife Unit dated as of April 10, 1997 between GK Financing, LLC and Yale-New Haven Ambulatory Services Corporation.	10-K 001-08789	10.3	3/30/2016

10.3a		Addendum to Lease Agreement for a Gamma Knife Unit dated as of October 25, 2005 between Yale-New Haven Ambulatory Services Corporation and GK Financing, LLC.	10-K 001-08789	10.3a	3/30/2016

10.3b		Assignment, Assumption, and Amendment to Lease Agreement for a Gamma Knife Unit dated as of June 30, 2006 between Yale-New Haven Ambulatory Services Corporation, Yale-New Haven Hospital, Inc. a/k/a Yale-New Haven Hospital, and GK Financing, LLC.	10-K 001-08789	10.3b	3/30/2016

10.3c	#	Second Amendment to Lease Agreement for a Gamma Knife Unit (Perfexion Upgrade) dated as of May 15, 2009 between Yale-New Haven Hospital, Inc. a/k/a Yale-New Haven Hospital and GK Financing, LLC.	10-Q/A 001-08789	10.19c	11/10/2010

10.3d		Third Amendment to Lease Agreement for a Gamma Knife Unit dated as of July 1, 2014 between Yale-New Haven Hospital, Inc. a/k/a Yale-New Haven Hospital and GK Financing, LLC.	10-Q 001-08789	10.19c	11/14/2014

10.4		Purchased Services Agreement (for a Gamma Knife Unit) dated as of November 19, 2008 between GK Financing, LLC and Kettering Medical Center.	10-Q 001-08789	10.1	8/11/2016

10.4a		First Amendment to Purchased Services Agreement (for a Gamma Knife Unit) dated as of June 11, 2009 between GK Financing, LLC and Kettering Medical Center.	10-Q 001-08789	10.1a	8/11/2016

10.4b	#	Second Amendment to Purchased Services Agreement (for a Gamma Knife Unit) dated as of February 27, 2014 between GK Financing, LLC and Kettering Medical Center.	10-K 001-08789	10.21c	4/1/2015

10.5	#	Lease Agreement for a Gamma Knife Unit (Perfexion Upgrade) dated as of July 30, 2013 between Tufts Medical Center, Inc. (FKA New England Medical Center Hospitals, Inc.) and GK Financing, LLC.	10-K 001-08789	10.22b	3/31/2014

10.6	#	Amended and Restated Equipment Lease Agreement (for a Gamma Knife Unit) dated as of December 12, 2014, between GK Financing, LLC and the Board of Trustees of the University of Arkansas on behalf of the University of Arkansas for Medical Sciences.	10-Q 001-08789	10.4	8/19/2015

10.7		Lease Agreement for a Gamma Knife Unit dated as of May 28, 1999 between GK Financing, LLC and Froedtert Memorial Lutheran Hospital.	10-K 001-08789	10.7	3/30/2016

10.7a		Addendum dated as of June 24, 1999 to Lease Agreement for a Gamma Knife Unit between GK Financing, LLC and Froedtert Memorial Lutheran Hospital.	10-K 001-08789	10.27	3/29/2000

10.7b	Amendment dated as of July 12, 1999 to Lease Agreement for a Gamma Knife Unit between GK Financing, LLC and Froedtert Memorial Lutheran Hospital.	10-K 001-08789	10.28	3/29/2000

10.7c	Amendment dated as of August 24, 1999 to Lease Agreement for a Gamma Knife Unit between GK Financing, LLC and Froedtert Memorial Lutheran Hospital.	10-K 001-08789	10.29	3/29/2000

10.7d	First Amendment to Lease Agreement for a Gamma Knife Unit dated as of December 29, 2008 between GK Financing, LLC and Froedtert Memorial Lutheran Hospital.	10-K 001-08789	10.7d	3/30/2016

10.7e	Second Amendment to Lease Agreement for a Gamma Knife Unit dated as of May 16, 2013 between GK Financing, LLC and Froedtert Memorial Lutheran Hospital, Inc.	10-K 001-08789	10.7e	3/30/2016

10.7f	Third Amendment to Lease Agreement for a Gamma Knife Unit dated as of December 15, 2014 between GK Financing, LLC and Froedtert Memorial Lutheran Hospital, Inc.	10-K 001-08789	10.26c	4/1/2015

10.8	Lease Agreement for a Gamma Knife Unit dated as of December 11, 1996 between GK Financing, LLC and The Community Hospital Group, Inc., dba JFK Medical Center.	10-K 001-08789	10.8	3/30/2016

10.8a	Addendum One to Lease Agreement for a Gamma Knife Unit dated on January 9, 2008 and effective as of July 1, 2002 between The Community Hospital Group, Inc., dba JFK Medical Center and GK Financing, LLC.	10-K 001-08789	10.8a	3/30/2016

10.8b	Addendum Two to Lease Agreement for a Gamma Knife Unit dated as of January 9, 2008 between The Community Hospital Group, Inc., dba JFK Medical Center and GK Financing, LLC.	10-K 001-08789	10.8b	3/30/2016

10.8c	Addendum Three to Lease Agreement for a Gamma Knife Unit dated as of April 25, 2015, between The Community Hospital Group, Inc., dba JFK Medical Center and GK Financing, LLC.	10-Q 001-08789	10.5	8/19/2015

10.9		Lease Agreement for a Gamma Knife Unit dated as of June 3, 1999 between GK Financing, LLC and Sunrise Hospital and Medical Center, LLC d/b/a Sunrise Hospital and Medical Center.	10-K 001-08789	10.9	3/30/2016

10.9a		Addendum to Lease Agreement for a Gamma Knife Unit dated as of December 1, 1998 between Sunrise Hospital and Medical Center, LLC d/b/a Sunrise Hospital and Medical Center and GK Financing, LLC.	10-K 001-08789	10.9a	3/30/2016

10.9b		Addendum Two to Lease Agreement for a Gamma Knife Unit dated as of January 17, 2007 between GK Financing, LLC and Sunrise Hospital Medical Center, LLC d/b/a Sunrise Hospital Medical Center.	10-K 001-08789	10.9b	3/30/2016

10.9c		Addendum Three to Lease Agreement for a Gamma Knife Unit dated as of June 20, 2007 between GK Financing, LLC and Sunrise Hospital and Medical Center, LLC d/b/a Sunrise Hospital and Medical Center.	10-K 001-08789	10.9c	3/30/2016

10.9d		Addendum Four to Lease Agreement for a Gamma Knife Unit dated as of February 8, 2010 between GK Financing, LLC and Sunrise Hospital and Medical Center, LLC d/b/a Sunrise Hospital and Medical Center.	10-K 001-08789	10.9d	3/30/2016

10.9e	#	Addendum Five to Lease Agreement for a Gamma Knife Unit dated as of May 18, 2012 between GK Financing, LLC and Sunrise Hospital and Medical Center, LLC d/b/a Sunrise Hospital and Medical Center.	10-Q 001-08789	10.66	11/14/2013

10.10		Lease Agreement for a Gamma Knife Unit dated as of November 1, 1999 between GK Financing, LLC and Jackson HMA, Inc. d/b/a Central Mississippi Medical Center.	10-K 001-08789	10.10	3/30/2016

10.10a		Addendum to Lease Agreement for a Gamma Knife Unit dated as of November 1, 1999 between Jackson HMA, Inc. dba Central Mississippi Medical Center and GK Financing, LLC.	10-Q 001-08789	10.34	8/10/2001

10.10b	#	Addendum Two to Lease Agreement for a Gamma Knife Unit dated as of November 6, 2006 between GK Financing, LLC and Jackson HMA, Inc. d/b/a Central Mississippi Medical Center.	10-K 001-08789	10.51	4/2/2007

10.10c		Amendment Three to Lease Agreement for a Gamma Knife Unit dated as of February 23, 2010 between GK Financing, LLC and Jackson HMA, LLC d/b/a Central Mississippi Medical Center.	10-K 001-08789	10.10c	3/30/2016

10.11		Lease Agreement for a Gamma Knife Unit dated as of February 18, 2000 between GK Financing, LLC and OSF HealthCare System.	10-K 001-08789	10.11	3/30/2016

10.11a		Addendum to Lease Agreement for a Gamma Knife Unit dated as of April 13, 2007, between GK Financing, LLC and OSF Healthcare System.	10-Q 001-08789	10.2	8/11/2016

10.11b		Addendum Two to Lease Agreement for a Gamma Knife Unit dated as of October 31, 2012 between GK Financing, LLC and OSF Healthcare System.	10-Q 001-08789	10.2a	8/11/2016

10.11c	#	Addendum Three to Lease Agreement for a Gamma Knife Unit dates as of June 7, 2016 between GK Financing, LLC and OSF Healthcare System.	10-Q 001-08789	10.2b	8/11/2016

10.12		Equipment Lease Agreement (for a Gamma Knife Unit) dated as of September 13, 2001 between GK Financing, LLC and Mercy Medical Center.	10-K 001-08789	10.12	3/30/2016

10.12a		Amendment Number One to Equipment Lease Agreement (for a Gamma Knife Unit) dated as of September 13, 2001 between GK Financing, LLC and Mercy Medical Center.	10-Q 001-08789	10.41	11/14/2002

10.13		Equipment Lease Agreement (for a Gamma Knife Unit) dated as of February 13, 2003 between GK Financing, LLC and AHS Albuquerque Regional Medical Center, LLC.	10-K 001-08789	10.13	3/30/2016

10.13a	#	Amendment to Equipment Lease Agreement (Perfexion Upgrade) dated as of April 8, 2011 between GK Financing, LLC and Lovelace Health System, Inc., d/b/a Lovelace Medical Center.	10-Q 001-08789	10.62	8/15/2011

10.13b		Assignment and Assumption of Purchase and License Agreement dated as of February 2, 2011 between Elekta, Inc., GK Financing, LLC and Albuquerque GK Equipment, LLC.	10-Q 001-08789	10.62a	8/15/2011

10.14		Equipment Lease Agreement (for a Gamma Knife Unit) dated as of March 21, 2003 between GK Financing, LLC and Northern Westchester Hospital Center.	10-K 001-08789	10.14	3/30/2016

10.14a	#	Amendment to Equipment Lease Agreement (Perfexion Upgrade) dated as of June 8, 2012 between GK Financing, LLC and Northern Westchester Hospital Center.	10-Q 001-08789	10.46a	8/14/2013

10.15		Equipment Lease Agreement (for a Gamma Knife Unit) dated as of May 28, 2004 between GK Financing, LLC and Mercy Health Center.	10-K 001-08789	10.15	3/30/2016

10.15a		Addendum One to Equipment Lease Agreement (for a Gamma Knife Unit) dated as of December 23, 2011 between Mercy Health Center and GK Financing, LLC.	10-K 001-08789	10.15a	3/30/2016

10.15b		Addendum Two to Equipment Lease Agreement (for a Gamma Knife Unit) dated as of July 31, 2015, between Mercy Hospital Oklahoma City, Inc. and GK Financing, LLC.	10-Q 001-08789	10.1	11/12/2015

10.15c	*	Addendum Three to Equipment Lease Agreement (for a Gamma Knife Unit) dated as of September 3, 2016, between Mercy Hospital Oklahoma City, Inc. and GK Financing, LLC.

10.16	#	Purchased Services Agreement (for a Gamma Knife Unit) dated as of March 5, 2008 between GK Financing, LLC and USC University Hospital, Inc.	10-Q 001-08789	10.57	5/14/2008

10.16a	#	First Amendment to Purchased Services Agreement (for a Gamma Knife Unit) dated as of April 1, 2009 between GK Financing, LLC and University of Southern California.	10-Q 001-08789	10.57a	8/14/2009

10.16b	#	Second Amendment to Purchased Services Agreement (for a Gamma Knife Unit) dated as of October 1, 2013 between GK Financing, LLC and University of Southern California.	10-Q 001-08789	10.57b	8/14/2014

10.17	#	Equipment Lease Agreement (for a Gamma Knife Unit) dated as of May 1, 2010 between GK Financing, LLC and Fort Sanders Regional Medical Center.	10-Q 001-08789	10.60	5/16/2011

10.17a		Amendment to Lease Agreement (for a Gamma Knife Unit) dated as of January 3, 2012 between GK Financing, LLC and Fort Sanders Regional Medical Center.	10-K 001-08789	10.17a	3/30/2016

10.18	#	Leksell Gamma Knife Perfexion Purchased Services Agreement dated as of August 5, 2011 between Jacksonville GK Equipment, LLC and St. Vincent’s Medical Center, Inc.	10-K 001-08789	10.63	3/30/2012

10.18a	#	First Amendment to the Leksell Gamma Knife Perfexion Purchased Services Agreement dated as of October 10, 2011 between Jacksonville GK Equipment, LLC and St. Vincent’s Medical Center, Inc.	10-K 001-08789	10.63a	3/30/2012

10.19	#	Leksell Gamma Knife Perfexion Purchased Services Agreement dated as of January 19, 2012 between GK Financing, LLC and Sacred Heart Health System, Inc.	10-Q 001-08789	10.65	5/15/2013

10.20	#	Leksell Gamma Knife Perfexion Purchased Services Agreement dated as of March 27, 2014 between GK Financing, LLC and PeaceHealth doing business through its operating division PeaceHealth Sacred Heart Medical Center at RiverBend.	10-K 001-08789	10.67	4/1/2015

10.21	#	Proton Beam Radiation Therapy Lease Agreement dated as of October 18, 2006 between American Shared Hospital Services and Orlando Regional Healthcare System, Inc.	10-Q 001-08789	10.3	8/11/2016

10.21a	#	Amendment One to Proton Beam Radiation Therapy Lease Agreement dated as of August 12, 2012 between American Shared Hospital Services and Orlando Health, Inc., formerly known as Orlando Regional Healthcare System, Inc.	10-Q 001-08789	10.3a	8/11/2016

10.22	•	American Shared Hospital Services Incentive Compensation Plan as Amended and Restated (Formerly the 2006 Stock Incentive Plan) effective April 16, 2015.	10-Q 001-08789	10.3	8/19/2015

10.23		Loan Agreement dated as of September 30, 2011 between Bank of America, N.A. and American Shared Hospital Services.	10-Q 001-08789	10.48a	8/14/2014

10.23a		Amendment No. 1 to Loan Agreement dated as of August 31, 2012 between Bank of America, N.A. and American Shared Hospital Services.	10-Q 001-08789	10.48b	8/14/2014

10.23b		Amendment No. 2 to Loan Agreement dated as of September 20, 2013 between Bank of America, N.A. and American Shared Hospital Services.	10-Q 001-08789	10.48c	8/14/2014

10.23c		Waiver and Amendment No. 3 to Loan Agreement dated as of August 8, 2014 between Bank of America, N.A. and American Shared Hospital Services.	10-Q 001-08789	10.48d	8/14/2014

10.24	•	Form of Indemnification Agreement between American Shared Hospital Services and members of its Board of Directors.	10-K 001-08789	10.26	3/30/2016

10.25	*•	Form of American Shared Hospital Services Incentive Compensation Plan Performance Share Award Agreement.

21.1	*	Subsidiaries of American Shared Hospital Services

23.1	*	Consent of Independent Registered Public Accounting Firm

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14a/15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14a/15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	ǂ	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

ǂ	Furnished herewith.

#	Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.

•	Indicates management compensatory plan, contract, or arrangement.

ITEM 16. FORM 10-K SUMMARY

The Optional summary in Item 16 has not been included in this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SHARED HOSPITAL SERVICES
(Registrant)

March 27, 2017	By:	/s/ Ernest A. Bates, M.D.
Ernest A. Bates, M.D.
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ernest A. Bates	Chairman of the Board and	March 27, 2017
Ernest A. Bates, M.D.	Chief Executive Officer
(Principal Executive Officer)

/s/ Daniel G. Kelly Jr.	Director	March 27, 2017
Daniel G. Kelly JR.

/s/ David A. Larson	Director	March 27, 2017
David A. Larson, M.D.

/s/ S. Mert Ozyurek	Director	March 27, 2017
S. Mert Ozyurek

/s/ John F. Ruffle	Director	March 27, 2017
John F. Ruffle

/s/ Raymond C. Stachowiak	Director	March 27, 2017
Raymond C. Stachowiak

/s/ Stanley S. Trotman, Jr.	Director	March 27, 2017
Stanley S. Trotman, Jr.

/s/ Craig K. Tagawa	Chief Operating Officer and	March 27, 2017
Craig K. Tagawa	Chief Financial Officer
(Principal Accounting Officer)

AMERICAN SHARED HOSPITAL SERVICES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

and

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 and 2014

American Shared Hospital Services

Consolidated Balance Sheets

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

American Shared Hospital Services

We have audited the accompanying consolidated balance sheets of American Shared Hospital Services and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Shared Hospital Services and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accepted accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

San Francisco, California

March 27, 2017

See accompanying notes	3

American Shared Hospital Services

Consolidated Balance Sheets

ASSETS

	DECEMBER 31,
	2016	2015
CURRENT ASSETS
Cash and cash equivalents	$2,871,000	$2,209,000
Restricted cash	250,000	50,000
Trade accounts receivable, net of allowance for doubtful accounts of $100,000 at December 31, 2016 and December 31, 2015	4,085,000	3,038,000
Other receivables	290,000	107,000
Prepaid expenses and other current assets	892,000	603,000

Total current assets	8,388,000	6,007,000

PROPERTY AND EQUIPMENT, net	51,331,000	47,123,000

INVESTMENT IN EQUITY SECURITIES	579,000	579,000
OTHER ASSETS	300,000	405,000

TOTAL ASSETS	$60,598,000	$54,114,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$319,000	$375,000
Employee compensation and benefits	184,000	156,000
Other accrued liabilities	1,100,000	1,162,000
Current portion of long-term debt	2,205,000	2,674,000
Current portion of capital leases	4,873,000	4,331,000

Total current liabilities	8,681,000	8,698,000

LONG-TERM DEBT, less current portion	5,106,000	6,923,000
LONG-TERM CAPITAL LEASES, less current portion	14,852,000	9,190,000
DEFERRED REVENUE, less current portion	610,000	719,000
DEFERRED INCOME TAXES	4,176,000	3,404,000
COMMITMENTS AND CONTINGENCIES (See Note 12)

SHAREHOLDERS’ EQUITY
Common stock, no par value Authorized – 10,000,000 shares; Issued and outstanding shares – 5,468,000 at December 31, 2016 and 5,364,000 at December 31, 2015	10,596,000	10,376,000
Additional paid-in capital	5,949,000	5,734,000
Retained earnings	4,950,000	4,020,000

Total equity- American Shared Hospital Services	21,495,000	20,130,000
Non-controlling interests in subsidiaries	5,678,000	5,050,000

Total shareholders’ equity	27,173,000	25,180,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$60,598,000	$54,114,000

See accompanying notes	4

American Shared Hospital Services

Consolidated Statements of Operations

	YEARS ENDED DECEMBER 31,
	2016	2015	2014
Revenue:
Medical services	$18,700,000	$16,548,000	$15,417,000
	18,700,000	16,548,000	15,417,000

Costs of revenue:
Maintenance and supplies	874,000	1,089,000	1,691,000
Depreciation and amortization	6,262,000	6,139,000	6,171,000
Other direct operating costs	2,769,000	2,605,000	2,276,000
	9,905,000	9,833,000	10,138,000

Gross margin	8,795,000	6,715,000	5,279,000

Selling and administrative expense	3,802,000	3,496,000	3,630,000
Interest expense	1,707,000	1,239,000	1,699,000

Operating income (loss)	3,286,000	1,980,000	(50,000)

(Loss) on early extinguishment of debt	(108,000)	-	-
(Loss) on write down investment in equity securities	-	(2,140,000)	-
(Loss) on sale of subsidiary	-	-	(572,000)
Gain on foreign currency transactions	-	-	161,000
Interest and other income	15,000	18,000	28,000

Income (loss) before income taxes	3,193,000	(142,000)	(433,000)
Income tax expense	943,000	434,000	129,000

Net income (loss)	2,250,000	(576,000)	(562,000)
Less: net income attributable to non-controlling interests	(1,320,000)	(946,000)	(390,000)

Net income (loss) attributable to American Shared Hospital Services	$930,000	$(1,522,000)	$(952,000)

Net income (loss) per share attributable to American Shared Hospital Services:
Income (loss) per common share- basic	$0.17	$(0.28)	$(0.19)

Income (loss) per common share- diluted	$0.17	$(0.28)	$(0.19)

See accompanying notes	5

American Shared Hospital Services

Consolidated Statements of Comprehensive Income (Loss)

	YEARS ENDED DECEMBER 31,
	2016	2015	2014

Net income (loss) attributable to	$930,000	$(1,522,000)	$(952,000)
American Shared Hospital Services

Other comprehensive income (loss):
Foreign currency translation adjustments	-	-	779,000

Total comprehensive income (loss)	930,000	(1,522,000)	(173,000)
Less comprehensive income attributable to the non-controlling interest	-	-	337,000

Comprehensive income (loss) attributable to American Shared Hospital Services	$930,000	$(1,522,000)	$(510,000)

See accompanying notes	6

American Shared Hospital Services

Consolidated Statement of Shareholders’ Equity

THREE YEARS ENDED DECEMBER 31, 2016

				Accumulated
			Additional	Other			Non-controlling
	Common	Common	Paid-in	Comprehensive	Retained	Sub-Total	Interests in
	Shares	Stock	Capital	(Loss) Income	Earnings	ASHS	Subsidiaries	Total

Balances at January 1, 2014	4,609,000	8,578,000	4,990,000	(442,000)	6,494,000	19,620,000	4,435,000	24,055,000

Repurchase of common stock	(1,000)	(2,000)	-	-	-	(2,000)	-	(2,000)

Stock based compensation expense	3,000	-	373,000	-	-	373,000	-	373,000

Private placement common stock	750,000	1,800,000	-	-	-	1,800,000	-	1,800,000

Fair value of warrants issued with promissory notes	-	-	145,000	-	-	145,000	-	145,000

Non-controlling interest investment in subsidiaries	-	-	-	-	-	-	517,000	517,000

Cash distributions to non-controlling interests	-	-	-	-	-	-	(951,000)	(951,000)

Cumulative translation adjustment	-	-	-	442,000	-	442,000	337,000	779,000

Net (loss) income	-	-	-	-	(952,000)	(952,000)	390,000	(562,000)

Balances at December 31, 2014	5,361,000	10,376,000	5,508,000	-	5,542,000	21,426,000	4,728,000	26,154,000

Stock based compensation expense	3,000	-	226,000	-	-	226,000	-	226,000

Non-controlling interest investment in subsidiaries	-	-	-	-	-	-	46,000	46,000

Cash distributions to non-controlling interests	-	-	-	-	-	-	(670,000)	(670,000)

Net (loss) income	-	-	-	-	(1,522,000)	(1,522,000)	946,000	(576,000)

Balances at December 31, 2015	5,364,000	$10,376,000	$5,734,000	$-	$4,020,000	$20,130,000	$5,050,000	$25,180,000

Stock based compensation expense	4,000	-	215,000	-	-	215,000	-	215,000

Proceeds from warrants exercised	100,000	220,000	-	-	-	220,000	-	220,000

Non-controlling interest investment in subsidiaries	-	-	-	-	-	-	7,000	7,000

Cash distributions to non-controlling interests	-	-	-	-	-	-	(699,000)	(699,000)

Net income	-	-	-	-	930,000	930,000	1,320,000	2,250,000

Balances at December 31, 2016	5,468,000	$10,596,000	$5,949,000	$-	$4,950,000	$21,495,000	$5,678,000	$27,173,000

See accompanying notes	7

American Shared Hospital Services

Consolidated Statements of Cash Flows

	YEARS ENDED DECEMBER 31,
	2016	2015	2014

OPERATING ACTIVITIES
Net income (loss)	$2,250,000	$(576,000)	$(562,000)

Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	6,327,000	6,190,000	6,383,000
(Gain) on disposal of assets	-	-	(1,000)
Loss on early extinguishment of debt	108,000	-	-
Loss on write down investment in equity securities	-	2,140,000	-
Loss on sale of subsidiary	-	-	572,000
Deferred income tax	772,000	298,000	76,000
(Gain) on foreign currency transactions	-	-	(161,000)
Accrued interest on lease financing	414,000	-	-
Stock-based compensation expense	215,000	226,000	138,000
Other non-cash items	4,000	(31,000)	107,000
Changes in operating assets and liabilities:
Receivables	(1,230,000)	178,000	1,069,000
Prepaid expenses and other assets	(283,000)	(52,000)	11,000
Accounts payable, accrued liabilities and deferred revenue	(199,000)	175,000	(859,000)

Net cash from operating activities	8,378,000	8,548,000	6,773,000

INVESTING ACTIVITIES
Payment for purchase of property and equipment	(1,612,000)	(1,916,000)	(5,212,000)
Investment in equity securities	-	(10,000)	(8,000)
Proceeds from sale of subsidiary	-	-	768,000

Net cash used in investing activities	(1,612,000)	(1,926,000)	(4,452,000)

FINANCING ACTIVITIES
Principal payments on long-term debt	(2,968,000)	(2,058,000)	(3,263,000)
Principal payments on capital leases	(4,171,000)	(4,026,000)	(4,429,000)
Proceeds from long-term debt financing on property and equipment	570,000	1,016,000	2,625,000
Proceeds from certificate of deposit	-	9,000,000	-
Advances on line of credit	-	-	1,140,000
Payments on line of credit	-	(8,780,000)	(1,200,000)
Capital contributions from non-controlling interests	7,000	46,000	117,000
Distributions to non-controlling interests	(699,000)	(670,000)	(951,000)
Proceeds from warrants exercised	220,000	-	-
Private placements of common stock	-	-	1,800,000
Common stock repurchase	-	-	(2,000)
Proceeds from capital lease financing for reimbursement of payments for acquisition of equipment	1,137,000	-	-
Reclassification of restricted cash	(200,000)	-	-
Proceeds from promissory notes	-	-	1,000,000

Net cash used in financing activities	(6,104,000)	(5,472,000)	(3,163,000)

Net change in cash and cash equivalents	662,000	1,150,000	(842,000)

Effect of changes in foreign exchange rates on cash	-	-	(8,000)

CASH AND CASH EQUIVALENTS, beginning of year	2,209,000	1,059,000	1,909,000

CASH AND CASH EQUIVALENTS, end of year	$2,871,000	$2,209,000	$1,059,000

See accompanying notes	8

American Shared Hospital Services

Consolidated Statements of Cash Flows

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$2,150,000	$1,670,000	$2,070,000
Cash paid for income taxes	$266,000	$25,000	$41,000

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of equipment with capital lease financing	$8,878,000	$1,343,000	$3,709,000
Warrants issued with promissory notes	$-	$-	$145,000
Nonmonetary equipment trade-in	$-	$-	$700,000

Equipment relieved in sale of subsidiary	$-	$-	$(4,921,000)
Other assets relieved in sale of subsidiary	$-	$-	$(826,000)
Debt relieved in sale of subsidiary	$-	$-	$5,181,000
Other liabilities relieved in sale of subsidiary	$-	$-	$14,000
Net equity relieved in sale of subsidiary	$-	$-	$1,351,000
OCI released to net income in sale of subsidiary	$-	$-	$(779,000)
Investment released to net income in sale of subsidiary	$-	$-	$(1,360,000)

See accompanying notes	9

American Shared Hospital Services

Notes to Consolidated Financial Statements

Note 1 – Business and Basis of Presentation

Business – These consolidated financial statements include the accounts of American Shared Hospital Services (the “Company”) and its subsidiaries as follows: The Company wholly-owns the subsidiaries American Shared Radiosurgery Services (“ASRS”) , PBRT Orlando, LLC (“Orlando”), OR21, Inc. (“OR21 LLC”), and MedLeader.com, Inc. (“MedLeader”). The Company is also the majority owner of Long Beach Equipment, LLC (“LBE”). ASRS is the majority-owner of GK Financing, LLC (“GKF”) which wholly-owns the subsidiaries Instituto de Gamma Knife del Pacifico S.A.C. (“GKPeru”) and GK Financing U.K., Limited (“GKUK”). GKF is also the majority-owner of the subsidiaries Albuquerque GK Equipment, LLC (“AGKE”), Jacksonville GK Equipment, LLC (“JGKE”), and EWRS, LLC (“EWRS”), which, prior to its sale in June 2014, wholly-owned the subsidiary, EWRS Tibbi Cihazlar Ticaret Ltd Sti (“EWRS Turkey”).

The Company (through ASRS) and Elekta AB, the manufacturer of the Gamma Knife (through its wholly-owned United States subsidiary, GKV Investments, Inc.), entered into an operating agreement and formed GK Financing, LLC. During 2016 GKF provided Gamma Knife units to seventeen medical centers in the United States in the states of Arkansas, California, Connecticut, Florida, Illinois, Massachusetts, Mississippi, Nevada, New Jersey, New Mexico, New York, Tennessee, Oklahoma, Ohio, Oregon and Texas.

The Company through its wholly-owned subsidiary, Orlando, provided proton beam radiation therapy (“PBRT”) and related equipment, to a new customer in the United States, which treated its first patient during the second quarter of 2016. The Company also directly provides radiation therapy and related equipment, including Intensity Modulated Radiation Therapy (“IMRT”), Image Guided Radiation Therapy (“IGRT”) and a CT Simulator to the radiation therapy department at an existing Gamma Knife site in Massachusetts.

The Company formed the subsidiaries GKPeru and GKUK for the purposes of expanding its business internationally into Peru and the United Kingdom; Orlando and LBE to provide proton beam therapy services in Orlando, Florida and Long Beach, California ; and AGKE and JGKE to provide Gamma Knife services in Albuquerque, New Mexico and Jacksonville, Florida. AGKE began operation in the second quarter of 2011 and JGKE began operation in the fourth quarter of 2011. Orlando treated its first patient in April 2016. GKPeru is expected to begin operation in the third quarter of 2017. GKUK is inactive and LBE is not expected to generate revenue within the next two years.

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

Note 2 – Accounting Policies

Use of estimates in the preparation of financial statements – In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates reflected in the Company’s consolidated financial statements include estimated useful lives of fixed assets and its salvage values, revenues and costs of sales for turn-key and revenue sharing arrangements, and the carrying value of its Mevion investment.  Actual results could differ from those estimates.

Advertising costs – The Company expenses advertising costs as incurred. Advertising costs were $279,000, $115,000, and $155,000 during the years ended December 31, 2016, 2015, and 2014, respectively. Advertising costs are recorded in other direct operating costs and sales and administrative costs in the consolidated statements of operations.

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

Restricted cash – Restricted cash represents the minimum cash that must be maintained in GKF to fund operations, per the subsidiary’s operating agreement, and the minimum cash that must be maintained in Orlando per the subsidiary’s financing agreement.

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

All of the Company’s revenue was provided by eighteen, seventeen, and twenty customers in 2016, 2015, and, 2014, and these customers constitute accounts receivable at December 31, 2016 and 2015, respectively. The Company performs credit evaluations of its customers and generally does not require collateral. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in any particular geographic area.

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

Property and equipment – Property and equipment are stated at cost less accumulated depreciation. Depreciation for Gamma Knife, IGRT, and other equipment is determined using the straight-line method over the estimated useful lives of the assets, which for medical and office equipment is generally 3 – 10 years, and after accounting for salvage value on the equipment where indicated. Salvage value is based on the estimated fair value of the equipment at the end of its useful life.

The Company adopted a new accounting policy for the depreciation of PBRT property and equipment. Depreciation is determined using the modified units of production method, which is a function of both time and usage of the equipment. This depreciation method allocates costs considering the projected volume of usage through the useful life of the PBRT unit, which has been estimated at 20 years. The estimated useful life of the PBRT unit is consistent with the estimated economic life of 20 years.

The Company capitalizes interest incurred on property and equipment that is under construction, for which deposits or progress payments have been made. When a rate is not readily available, imputed interest is calculated using the Company’s incremental borrowing rate. The interest capitalized for property and equipment is the portion of interest cost incurred during the acquisition periods that could have been avoided if expenditures for the equipment had not been made. The Company capitalized interest of $443,000, $431,000, and $371,000 in 2016, 2015, and 2014, respectively, as costs of medical equipment.

American Shared Hospital Services

Notes to Consolidated Financial Statements

Note 2 – Accounting Policies (continued)

The Company leases Gamma Knife and radiation therapy equipment to its customers under arrangements typically accounted for as operating leases. At December 31, 2016, the Company held equipment under operating lease contracts with customers with an original cost of $96,270,000 and accumulated depreciation of $53,306,000. At December 31, 2015, the Company held equipment under operating lease contracts with customers with an original cost of $83,267,000 and accumulated depreciation of $47,198,000.

In July 2016, an existing customer provided notice of their intent to exercise the option to purchase the Gamma Knife unit at their hospital at the end of the lease term for a predetermined purchase price, pursuant to the lease agreement. The lease will terminate April 2017 and the unit will be depreciated to the purchase price at the time of the sale. Based on the guidance provided in Accounting Standards Codification (“ASC”) 360 Property, Plant and Equipment (“ASC 360”), because the Gamma Knife unit is not available for immediate sale, the Company has not classified and measured the asset as held for sale.

Investment in equity securities – As of December 31, 2016 the Company had common stock representing an approximate 0.46% interest in Mevion Medical Systems, Inc. (“Mevion”), and accounts for this investment under the cost method. The carrying value of the Company’s investment in Mevion was $579,000 as of December 31, 2016 and December 31, 2015. The Company reviews its investment in Mevion for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value of the investment may not be recoverable. See Note 4 – Investment in Equity Securities for further discussion regarding impairment of the investment

Fair value of financial instruments – The Company’s disclosures of the fair value of financial instruments is based on a fair value hierarchy which prioritizes the inputs to the valuation techniques used to measure fair value into three levels. Level 1 inputs are unadjusted quoted market prices in active markets for identical assets and liabilities that the Company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for assets or liabilities, and reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

The estimated fair value of the Company’s assets and liabilities as of December 31, 2016 and December 31, 2015 were as follows (in thousands):

	Level 1	Level 2	Level 3	Total	Carrying Value
December 31, 2016

Assets:
Cash, cash equivalents, restricted cash	$3,121	$-	$-	$3,121	$3,121
Certificate of deposit	-	-		-	-
Investment in equity securities	-	-	579	579	579
Total	$3,121	$-	$579	$3,700	$3,700

Liabilities
Advances on line of credit	-	-	-	-	-
Debt obligations	$-	$-	$7,354	$7,354	$7,311
Total	$-	$-	$7,354	$7,354	$7,311

December 31, 2015

Assets:
Cash, cash equivalents, restricted cash	$2,259	$-	$-	$2,259	$2,259
Investment in equity securities	-	-	579	579	579
Total	$2,259	$-	$579	$2,838	$2,838

Liabilities
Debt obligations	$-	$-	$9,744	$9,744	$9,597
Total	$-	$-	$9,744	$9,744	$9,597

American Shared Hospital Services

Notes to Consolidated Financial Statements

Note 2 – Accounting Policies (continued)

Revenue recognition - Revenue is recognized when services have been rendered and collectability is reasonably assured, on either a fee per use or revenue sharing basis. As of December 31, 2016, there are no guaranteed minimum payments. The Company’s contracts are typically for a ten year term and are classified as either fee per use or retail. Retail arrangements are further classified as either turn-key or revenue sharing. Revenue from fee per use contracts is determined by each hospital’s contracted rate. Revenue is recognized at the time the procedures are performed, based on each hospital’s contracted rate. Under revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital. The amount the Company expects to receive is recorded as revenue and estimated based on historical experience. Under turn-key arrangements, the Company receives payment from the hospital in the amount of its reimbursement from third party payors, and the Company is responsible for paying all the operating costs of the Gamma Knife. The Company also records an estimate of net operating profit based on estimated revenues, less estimated operating costs. The gross amount the Company expects to receive from the hospital, in the amount of its reimbursement from third party payors, is recorded as revenue and estimated based on historical experience and hospital contracts with third party payors. Revenue estimates are reviewed periodically and adjusted as necessary. The operating costs of the Gamma Knife and estimated net operating profit are recorded as other direct operating costs in the consolidated statement of operations. Revenue recognition is consistent with guidelines provided under the applicable accounting standards for revenue recognition.

Stock-based compensation – The Company measures all stock-based compensation awards at fair value and records such expense in its consolidated financial statements over the requisite service period of the related award. See Note 8 for additional information on the Company’s stock-based compensation programs.

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

Gains and losses from foreign currency transactions and remeasurement are listed in the Company’s consolidated statements of operations. The net foreign currency loss was $0 in 2016 and 2015, compared to a gain for 2014, prior to the sale of EWRS Turkey, of $161,000.

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

Asset Retirement Obligations – Based on the guidance provided in ASC 410 Asset Retirement Obligations (“ASC 410”), the Company analyzed the lease agreement with Orlando Health for the PBRT system and determined an asset retirement obligation (“ARO”) exists to remove the unit at the end of the lease term. The fair value of the ARO liability is not reasonable to estimate at this time, due to uncertainties about timing, cost and, outcome of the ARO, therefore no liability has been recorded as of December 31, 2016. The Company will re-evaluate this position on a periodic basis when facts and circumstances change that could affect this conclusion.

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

American Shared Hospital Services

Notes to Consolidated Financial Statements

Note 2 – Accounting Policies (continued)

The following table illustrates the computations of basic and diluted earnings per share for the years ended December 31, 2016, 2015, and 2014.

	2016	2015	2014

Numerator for basic and diluted earnings (loss) per share	$930,000	$(1,522,000)	$(952,000)

Denominator:
Denominator for basic and diluted earnings (loss) per share – weighted-average shares	5,570,000	5,519,000	5,028,000
Effect of dilutive securities
Employee stock options	13,000	-	-

Denominator for diluted (loss) earnings per share – adjusted weighted-average shares	5,583,000	5,519,000	5,028,000

Earnings (loss) per common share- basic	$0.17	$(0.28)	$(0.19)

Earnings (loss) per common share- diluted	$0.17	$(0.28)	$(0.19)

In 2016, options outstanding to purchase 581,000 shares of common stock at an exercise price range of $2.43 - $3.15 per share were not included in the calculation of diluted earnings per share because they would be anti-dilutive.

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

Business segment information - Based on the guidance provided in accordance with ASC 280 Segment Reporting (“ASC 280”), the Company has analyzed its subsidiaries which are all in the business of leasing radiosurgery and radiation therapy equipment to healthcare providers, and concluded there is one reportable segment, Medical Services Revenue. The Company provides Gamma Knife, PBRT, and IGRT equipment to eighteen hospitals in the United States as of December 31, 2016. These eighteen locations operate under different subsidiaries of the Company, but offer the same service, radiosurgery and radiation therapy. The operating results of the subsidiaries are reviewed by the Company’s Chief Executive Officer and Chief Financial Officer, who are also deemed the Company’s Chief Operating Decision Makers (“CODMs”) and this is done in conjunction with all of the subsidiaries and locations.

The Company did not have any international operations as of December 31, 2016, but the Company’s unit in Peru is expected to begin operations in 2017 and is reflected in the property and equipment table below for 2016.

American Shared Hospital Services

Notes to Consolidated Financial Statements

Note 2 – Accounting Policies (continued)

The following table provides a break out of domestic and foreign allocations of medical services revenues and net property and equipment:

	2016	2015	2014

Medical services revenues
Domestic	100%	100%	97%

Foreign	0%	0%	3%

Total	100%	100%	100%

	2016	2015	2014
Property and equipment, net
Domestic	93%	93%	94%

Foreign	7%	7%	6%

Total	100%	100%	100%

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

Long lived asset impairment – The Company assesses the recoverability of its long-lived assets when events or changes in circumstances indicate their carrying value may not be recoverable. Such events or changes in circumstances may include: a significant adverse change in the extent or manner in which a long-lived asset is being used, significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company assesses recoverability of a long-lived asset by determining whether the carrying value of the asset group can be recovered through projected undiscounted cash flows over their remaining lives. If the carrying value of the asset group exceeds the forecasted undiscounted cash flows, an impairment loss is recognized, measured as the amount by which the carrying amount exceeds estimated fair value. An impairment loss is charged to the consolidated statement of operations in the period in which management determines such impairment. No such impairment has been noted as of December 31, 2016 and 2015.

Recently issued and adopted accounting pronouncements – In May 2014, the Financial Accounting Standards Board “(FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in United States Generally Accepted Accounting Principles (“GAAP”) when it becomes effective. In December 2016, FASB issued ASU 2016-20 Technical Corrections and Improvements to Topic 606, (“ASU 2016-20”), which affects some narrow aspects of ASU 2014-09. The new standard is effective for the Company for annual reporting periods beginning after December 15, 2017 and interim reporting periods therein. Early application is permitted for reporting periods beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. In July 2015, the FASB voted to delay the effective date of this standard until the first quarter of 2018. The Company has a project team in place to analyze the impact of ASU 2014-09 to its revenue stream. This includes performing a review of current policies to identify potential differences that would result from applying ASU 2014-09. The Company believes it is following an appropriate timeline to allow for proper recognition, presentation, and disclosure upon adoption. The Company intends to adopt the standard at the date required for public companies, but has not selected a transition method.

American Shared Hospital Services

Notes to Consolidated Financial Statements

Note 2 – Accounting Policies (continued)

In August 2014, FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which provides guidance on determining when and how to disclose going-concern uncertainties in financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The new standard was effective for the Company for the year ended December 31, 2016. The Company adopted ASU 2014-15 as of December 31, 2016 and concluded there is no material impact on the condensed consolidated financial statements and related disclosures.

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

The Company adopted ASU 2015-03 on January 1, 2016, on a retrospective basis. Debt issuance costs that were previously recorded as other assets on the Company’s condensed consolidated Balance Sheets were reclassified as an offset to the respective debt instrument for which they were derived. As of December 31, 2016 and December 31, 2015, $67,000 and $72,000 were reclassified from current and noncurrent other assets to current and noncurrent debt, respectively.

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

In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows (Topic 230) – Restricted Cash (“ASU 2016-18”), which requires that a statement of cash flows explain the change during the period in total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is evaluating the effect that ASU 2016-18 will have on its consolidated financial statements and related disclosures.

Note 3 – Property and Equipment

Property and equipment consists of the following:

	DECEMBER 31,
	2016	2015

Medical equipment and facilities	$96,270,000	$83,267,000
Office equipment	537,000	721,000
Deposits and construction in progress	6,073,000	5,796,000
Deposits towards purchase of proton beam systems	2,000,000	5,000,000

	104,880,000	94,784,000
Accumulated depreciation	(53,549,000)	(47,661,000)

Net property and equipment	$51,331,000	$47,123,000

The Company has equipment that is secured under capitalized leases, which is included in Medical equipment and facilities, with a total cost of $43,703,000 and associated accumulated depreciation of $16,642,000 as of December 31, 2016 and a total cost of $31,025,000 and associated accumulated depreciation of $13,417,000 as of December 31, 2015. As of December 31, 2016, the Company has two idle Gamma Knife units with a cumulative net book value of $1,483,000. One unit was traded in during 2016 to place a new unit at a new customer site in 2017. The Company plans to trade the second unit in for a new unit or place this unit at a new site.

American Shared Hospital Services

Notes to Consolidated Financial Statements

Note 3 – Property and Equipment (continued)

As of December 31, 2016, the Company has $6,073,000 in construction in progress. Approximately $3,500,000 of this balance relates to the Company’s unit in Peru which has been under construction and is expected to be installed at a new customer site in 2017. The remaining construction in progress consists of progress payments made for a Cobalt-60 reload, deposits on Gamma Knife units, capitalized and imputed interest, and other costs associated with on-going projects of the Company.

As of December 31, 2016, the Company has $2,000,000 in deposits toward the purchase of two MEVION S250 PBRT systems from Mevion. The Company has a commitment for the remaining balance for each system. The Company’s first MEVION S250 treated its first patient in April 2016. The Company’s second and third PBRT units will not begin construction until the Company identifies satisfactory placement sites. The Company has entered into a partnership agreement (LBE) with a radiation oncology physician group, which has contributed $400,000 towards the deposits on the third machine. The Company reviews the carrying value of these deposits for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value may not be recoverable. The Company has reviewed the deposits, in light of available information, as of December 31, 2016 and has not identified any impairment. See Note 12-Commitments and Contingencies for additional discussion on purchase commitments.

Note 4 – Investment in Equity Securities

As of December 31, 2016 and December 31, 2015 the Company had a $579,000 investment in the common stock of Mevion Medical Systems, Inc. (“Mevion”), formerly Still River Systems, representing an approximate 0.46% interest in Mevion. The Company accounts for this investment under the cost method. The Company carries its investment in Mevion at cost and reviews it for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value of the investment may not be recoverable.

Based on guidance provided in ASC 320 Investments–Debt and Equity Securities (“ASC 320”) and Staff Accounting Bulletins (“SAB”) Topic 5M Other Than Temporary Impairment (“OTTI”) of Certain Investments in Equity Securities (“SAB Topic 5M”), the Company analyzed the related events of Mevion, that occurred in the second and third quarters of 2015 and its impact on the Company’s investment. The Company determined that these circumstances indicated a decline in value of its Mevion investment that was other-than-temporary, and concluded that a write-down of the carrying value should be recognized. As of June 30, 2015, the Company adjusted its investment in Mevion to the estimated fair value of approximately $600,000 and recorded a $2,114,000 impairment loss. The $2,114,000 other than temporary impairment of its investment in Mevion is recorded in other income (loss) on the Company’s Condensed Consolidated Statement of Operations.

During the period ended December 31, 2015, the Company engaged a third party expert to review and corroborate its assessment of the fair value of the Mevion investment. The third party utilized the market approach and an option waterfall model calibrated to Mevion’s last round of funding. Each equity class was examined and priced according to its liquidation preferences. Based on the third party analysis, an additional impairment loss of $26,000 was recognized by the Company during the three months ended December 31, 2015. The fair value of the Company’s investment in Mevion, as of December 31, 2015 and December 31, 2016 was approximately $579,000. The impairment loss for the year ended December 31, 2015 was $2,140,000.

The Company reviewed this investment at December 31, 2016 in light of both current market conditions and the ongoing needs of Mevion to raise cash to continue its development of the first compact, single room PBRT system. Based on its analysis, the Company determined no additional impairment needs to be recognized as of December 31, 2016.

The Company’s first MEVION S250 PBRT unit was contracted with Orlando Health, Inc. under a ten (10) year, revenue sharing arrangement. The Marjorie and Leonard Williams Center for Proton Therapy at Orlando Health treated its first patient on April 6, 2016.

American Shared Hospital Services

Notes to Consolidated Financial Statements

Note 5 – Long-Term Debt

Long-term debt consists primarily of six notes with financing companies collateralized by the Gamma Knife equipment having an aggregate net book value of $14,684,000, the individual customer contracts and related accounts receivable at December 31, 2016. In addition, the loan to finance the Company’s unit in Peru is guaranteed by GKF and collateralized by the Company’s stock in the subsidiary, IGKP. These notes are payable in 12 to 84 fully amortizing monthly installments, mature between June 2018 and November 2021, and are collateralized by the respective Gamma Knife units. The notes accrue interest at fixed annual rates between 3.95% and 7.48%.

The following are contractual maturities of long-term debt by year at December 31, 2016:

Year ending December 31,	Principal	Interest
2017	$2,205,000	$378,000
2018	2,146,000	247,000
2019	1,536,000	138,000
2020	963,000	61,000
2021	461,000	14,000
Thereafter	-	-

	$7,311,000	$838,000

Note 6 – Obligations Under Capital Leases

The Company has twelve capital lease obligations with four financing companies, collateralized by Gamma Knife and PBRT equipment having an aggregate net book value of $27,061,000, the individual customer contracts and related accounts receivable at December 31, 2016. These obligations have imputed interest rates ranging between 4.73% and 13.00%, are payable in 41 to 84 monthly installments, and mature between June 2017 and April 2022. As of December 31, 2015, the Company had eleven capital lease obligations with four finance companies with an aggregate net book value of $17,608,000. At the end of each lease term, the Company has a bargain purchase option to purchase the equipment.

Future minimum lease payments, together with the present value of the net minimum lease payments under capital leases at December 31, 2016, are summarized as follows:

Net Present Value
of Minimum
Lease Payments
Year ending December 31,
2017	$6,725,000
2018	5,439,000
2019	4,184,000
2020	2,869,000
2021	5,066,000
Thereafter	218,000
Total capital lease payments	24,501,000
Less imputed interest	4,776,000
19,725,000
Less current portion	4,873,000
$14,852,000

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

Note 8 – Income Taxes

As of December 31, 2016, 2015 and 2014 the Company recorded income tax provision expense of $943,000, $434,000 and $129,000, respectively. The increase in 2016 is due to income from the PBRT system and operations of the Company’s subsidiaries. The increase in 2015 is due to income from operations of the Company’s subsidiaries. The loss incurred during the year ended December 31, 2015 on the write-down of the Company’s investment in equity securities is a capital loss which is treated as non-deducible expense for income tax provision purposes and as such, a full valuation allowance was recorded against this loss and the net impact to the provision was $0.

The components of the provision for income taxes as of December 31, 2016, 2015 and 2014 consist of the following:

	YEARS ENDED DECEMBER 31,
	2016	2015	2014
Current:
Federal	$24,000	$35,000	$-
State	146,000	103,000	54,000
Foreign	-	-	-
Total current	170,000	138,000	54,000

Deferred:
Federal	680,000	353,000	(131,000)
State	93,000	(57,000)	40,000
Foreign	-	-	166,000
Total deferred	773,000	296,000	75,000

	$943,000	$434,000	$129,000

American Shared Hospital Services

Notes to Consolidated Financial Statements

Note 8 – Income Taxes (continued)

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2016 and 2015 are as follows:

	DECEMBER 31,
	2016	2015
Deferred tax liabilities:
Property and equipment	$(7,595,000)	$(6,831,000)

Total deferred tax liabilities	(7,595,000)	(6,831,000)

Deferred tax assets:
Net operating loss carryforwards	2,783,000	2,859,000
Accruals and allowances	193,000	172,000
Tax credits	380,000	356,000
Other – net	200,000	163,000
Capital loss carryover	1,228,000	1,217,000

Total deferred tax assets	4,784,000	4,767,000

Valuation allowance	(1,365,000)	(1,340,000)

Deferred tax assets net of valuation allowance	3,419,000	3,427,000

Net deferred tax liabilities	$(4,176,000)	$(3,404,000)

These amounts are presented in the financial statements as follows:

	DECEMBER 31,
	2016	2015

Deferred income taxes (non-current)	$(4,176,000)	$(3,404,000)

	$(4,176,000)	$(3,404,000)

The provision for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (34% in 2016, 2015 and 2014) to income before taxes as follows:

	YEARS ENDED DECEMBER 31,
	2016	2015	2014

Computed expected federal income tax	$637,000	$(360,000)	$(280,000)
State income taxes, net of federal benefit	169,000	(55,000)	66,000
Non-deductible expenses	42,000	40,000	21,000
Change in valuation allowance	25,000	792,000	416,000
Other	70,000	17,000	(94,000)

	$943,000	$434,000	$129,000

American Shared Hospital Services

Notes to Consolidated Financial Statements

Note 8 – Income Taxes (continued)

At December 31, 2016, the Company has a net operating loss carryforward for federal income tax return purposes of approximately $7,589,000 which expire between 2022 and 2034. The Company has net operating loss carryforwards for state income tax purposes of approximately $1,041,000 that begin to expire in 2029. The Company has net operating loss carryforwards for Peru and UK income tax purposes of approximately $541,000 that begin to expire in 2017.

Utilization of the domestic NOL and tax credit forwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by the Internal Revenue Code Section 382, as well as similar state provisions. In general, an “ownership change,” as defined by the code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Any limitation may result in expiration of all or a portion of the NOL or tax credit carryforwards before utilization.

At December 31, 2016, the Company has a capital loss carryforward for federal income tax return purposes of approximately $3,316,000 which starts to expire in 2018. The Company has capital loss carryforwards for state income tax purposes of approximately $150,000 which starts to expire in 2018.

Due to the uncertainty that the Company will generate capital gains in future years to utilize its capital loss carryforward, a valuation allowance has been placed against the deferred tax asset. Due to uncertainty surrounding the realization of impairment losses, capital losses and foreign operating losses in future years, the Company has placed a valuation allowance against a portion of its net domestic and foreign deferred tax assets. The net valuation allowance increased by $25,000, $792,000, and $416,000 for the tax years ended December 31, 2016, 2015, and 2014, respectively.

The tax return years 2012 through 2016 remain open to examination by the major domestic taxing jurisdictions to which the Company is subject. Net operating losses generated on a tax return basis by the Company for calendar years 1999 through 2004, 2009, 2010, 2012, 2014, 2015, and 2016 remain open to examination by the major domestic taxing jurisdictions.

The Company has adopted accounting standards which prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Additionally, these accounting standards specify that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. The Company has made no reclassifications between current taxes payable and long term taxes payable under this guidance. Also, the Company had no amounts of unrecognized tax benefits that, if recognized, would affect its effective income tax rate for the years ended December 31, 2016, 2015 and 2014.

The Company’s policy for deducting interest and penalties is to treat interest as interest expense and penalties as taxes. As of December 31, 2016, the Company had no amount accrued for the payment of interest and penalties related to unrecognized tax benefits.

Note 9 – Shareholders’ Equity

Incentive Compensation Plan

In June 2010 shareholders approved an amendment and restatement of the Company’s stock incentive plan, renaming it the Incentive Compensation Plan (the “Plan”), and among other things, increasing the number of shares of the Company’s common stock reserved for issuance under the Plan to 1,630,000. The Plan provides that the shares reserved under the Plan are available for issuance to officers of the Company, other key employees, non-employee directors, and advisors. The Plan is a successor to the Company’s previous plans, and any shares awarded and outstanding under those plans were transferred to the Plan. No further grants or share issuances will be made under the previous plans. On June 16, 2015, the Company’s shareholders approved an amendment and restatement of the Plan in order to extend the term of the Plan by two years. As of December 31, 2016, approximately 658,000 shares remain available for grant under the Plan.

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

Under the Plan, a total of 219,000 restricted stock units have been granted, consisting of 30,000 of annual automatic grants to non-employee directors and the corporate secretary, 179,000 of deferred retainer fees to non-employee members of the Board, and 10,000 grants issued in lieu of commission, to one employee of the Company. Of the total restricted stock units granted under the Plan 215,000 of them are fully vested but not yet deemed issued and outstanding as of December 31, 2016. The Company granted 4,000 shares of restricted stock and 37,000 shares of restricted stock in lieu of retainer fees in 2016 with a weighted fair value of $1.94 per share. For the year ended December 31, 2016, total compensation expense recorded in the consolidated statements of operations related to restricted stock units in lieu of retainer fees was $70,000. For the year ended December 31, 2016, total compensation expense recorded in the consolidated statements of income for annual restricted stock units awarded was $8,000, with an offsetting tax benefit of $3,000, as this expense is deductible for income tax purposes. As of December 31, 2016, there was $4,000 of total unrecognized compensation cost related to annual restricted stock units which is expected to be recognized over a period of .5 years. During 2016, 2015, and 2014 shares of restricted stock units totaling 4,000, 3,000, and 3,000, respectively, with a fair value of approximately $8,000, $7,000 and $6,000, respectively, vested and became unrestricted.

American Shared Hospital Services

Notes to Consolidated Financial Statements

Note 9 – Shareholders’ Equity (continued)

Changes in stock options outstanding under the Incentive Compensation Plans during 2016 are as follows :

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
Options	of Options	Price	Term (Years)	Value

Balance at December 31, 2015	614,000	$2.86	5.10
Granted	20,000	$2.19	6.44
Exercised	-	$-	-
Forfeited	(9,000)	$2.50	-

Balance at December 31, 2016	625,000	$2.85	4.25	$315,000

Exercisable at December 31, 2016	85,000	$2.76	3.98	$50,000

The weighted average grant-date fair value of the options granted during the years 2016, 2015 and 2014 was $0.97, $1.15, and $1.23 respectively. There were no options exercised during the years ended, and accordingly, no total intrinsic value of options exercised during any of the years ended December 31, 2016 and 2015 and 2014. Total stock-based compensation expense recognized for stock options for the years ended December 2016, 2015, and 2014 was $139,000, $138,000, and $51,000, respectively.

There was no cash received from options exercised under any share-based payment arrangements for the years ended December 31, 2016, 2015 and 2014, and as a result, there was no actual tax benefit realized for tax deductions from option exercises in any of those years.

American Shared Hospital Services

Notes to Consolidated Financial Statements

Note 9 – Shareholders’ Equity (continued)

A summary of the status of the Company’s non-vested stock options as of December 31, 2016, and changes during the year ended December 31, 2016 is presented below:

		Weighted
		Average
	Number	Grant-Date
Nonvested Options	of Options	Fair Value

Nonvested at December 31, 2015	532,000	$1.18
Granted	20,000	$0.97
Vested	(12,000)	$1.22
Forfeited	-	$-

Nonvested at December 31, 2016	540,000	$1.17

At December 31, 2016, there was approximately $378,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. This cost is expected to be recognized over a period of approximately three years.

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

The fair value of the Company’s option grants issued during 2016, 2015 and 2014 were estimated using assumptions for expected life, volatility, dividend yield, forfeiture rate, and risk-free interest rate which are specific to each award as summarized in the following table. The estimated fair value of the Company’s options is amortized over the period during which the optionee is required to provide service in exchange for the award, usually the vesting period.

The fair value of the Company’s option grants under the Plan in 2016, 2015 and 2014 was estimated using the following assumptions:

	2016	2015	2014

Expected life (years)	7.0	7.0	7.0
Expected forfeiture rate	0.0%	0.0%	0.0%
Expected volatility	53%	41%	40%
Dividend yield	0%	0%	0%
Risk-free interest rate	2.0%	2.0%	2.0%

American Shared Hospital Services

Notes to Consolidated Financial Statements

Note 9 – Shareholders’ Equity (continued)

Repurchase of Common Stock, Common Stock Warrants and Stock Options

In 1999 and 2001, the Board of Directors approved resolutions authorizing the Company to repurchase up to a total of 1,000,000 shares of its own stock on the open market, which the Board reaffirmed in 2008. There were no shares of the Company repurchased during 2016 or 2015. During 2014, the Company repurchased approximately 1,000 shares of its stock on the open market. There are approximately 72,000 shares remaining under this repurchase authorization.

Note 10 – Retirement Plan

The Company has a defined-contribution retirement plan (the “Retirement Plan”) that allows for a matching safe harbor contribution. For 2016, the Board of Directors elected to match participant deferred salary contributions up to a maximum of 4% of the participant’s annual compensation. Discretionary profit sharing contributions are allowed under the Retirement Plan in years that the Board does not elect a safe harbor match. The Company has accrued approximately $28,000 for the estimated safe harbor matching contribution for the year ended December 31, 2016. The Company contributed $27,000 and $39,000 to the Retirement Plan for the safe harbor match for the years ended December 31, 2015 and December 31, 2014, respectively.

Note 11 – Operating Leases

The Company leases office space and equipment under operating leases expiring at various dates through 2016 and 2020. On August 13, 2016, the Company entered into a 7 year operating lease for an office space located in San Francisco, CA. The commencement date of the new lease coincided with the termination of the Company’s existing lease space. Future minimum payments under non-cancelable operating leases, net of expected sublease income, having initial terms of more than one year consisted of the following:

Year ending December 31,

2017	$260,000
2018	267,000
2019	272,000
2020	244,000
2021	252,000
Thereafter	424,000

$1,719,000

Payments for repair and maintenance agreements incorporated in operating lease agreements are not included in the future minimum operating lease payments shown above.

Net rent expense was $307,000, $175,000, and $191,000 for the years ended December 31, 2016, 2015 and 2014, respectively, and includes the above operating leases as well as month-to-month rental and certain executory costs. Total rent expense was recognized net of sublease income of $76,000, $191,000, and $173,000 for the years ended December 31, 2016, 2015 and 2014, respectively. In 2013, the Company subleased a portion of its existing office space through the remainder of its lease term at a rate lower than its lease rate, resulting in a cumulative loss of $115,000. This loss was amortized against total rent expense over the term of the sublease and it is included in total rent expense for 2016.

American Shared Hospital Services

Notes to Consolidated Financial Statements

Note 12 – Commitments and Contingencies

As of December 31, 2016, the Company had commitments to purchase two MEVION S250 PBRT systems for $25,800,000 and the Company had $2,000,000 in non-refundable deposits toward the purchase of these two PBRT systems from Mevion. The non-refundable deposits are recorded in the consolidated balance sheets as deposits and construction in progress. The Company’s first MEVION S250 PBRT treated its first patient in April 2016. The Company and Mevion have not agreed on construction and delivery timetables for the second and third PBRT units for which the Company has purchase commitments. The Company is actively seeking sites for these units but to date has not entered into agreements with any party for either placement of a PBRT unit or the related financing. In the past, the Company and Mevion have established construction and delivery timetables, and therefore progress payment dates, only after the Company has notified Mevion that there is a proposed site for the unit. Accordingly, the timing of the required payments for the remaining $25,800,000 of the Company’s purchase commitments remains uncertain. The Company’s position is that these payments should not commence until a site is available for a PBRT unit and the related financing is in place.

As of December 31, 2016, the Company had commitments to purchase one Gamma Knife Perfexion system, one Cobalt-60 reload, and is scheduled to install one Gamma Knife Model 4C system, which the Company previously financed and owns. Total Gamma Knife commitments as of December 31, 2016 were $3,160,000. The Model 4C unit is scheduled to be installed in the third quarter of 2017 at the Company’s new customer site in Peru. There are cash requirements for the Peru commitment in the next 12 months of approximately $200,000. The Company believes that cash flow from cash on hand and operations will be sufficient to cover this payment. The Perfexion unit is for a new site which will start treating patients in the latter half of 2017. The Company has secured financing for this unit. The Cobalt-60 reload is for an existing customer and occurred in the first quarter of 2017. The Company obtained financing for this reload as well. There are no other significant cash requirements in the next 12 months. There can be no assurance that financing will be available for the Company’s current or future projects, or at terms that are acceptable to the Company.

The Company estimates the following commitments for each of the equipment systems, with expected timing of payments as follows as of December 31, 2016:

	2017	Thereafter	Total

Proton Beam Units	$-	$25,800,000	$25,800,000

Gamma Knife Units	3,160,000	-	3,160,000

Total Commitments	$3,160,000	$25,800,000	$28,960,000

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

American Shared Hospital Services

Notes to Consolidated Financial Statements

Note 13 – Note, Warrant, & Common Stock Purchase Agreement (continued)

In October 2014, the Company entered into a Note and Warrant Purchase Agreement (the “Note and Warrant Purchase Agreement”) with four members of the Company’s Board of Directors to issue an aggregate of $1,000,000 in principal amount of promissory notes (the “Notes”) and warrants (the “Warrants”) to purchase an aggregate of 200,000 shares of the common stock, no par value (the “Common Stock”), of the Company (the “Notes and Warrants Offering”). The Notes incurred interest at a rate of 15.0% per annum and had a maturity date of October 22, 2017. Interest only payments were due monthly with the option to prepay the outstanding principal on or after December 31, 2015. The Warrants expire three years after their initial issuance date and may be exercised for a purchase price equal to $2.20 per share of Common Stock, the closing price per share of the Company’s Common Stock on the New York Stock Exchange MKT on the date preceding the date of the Note and Warrant Purchase Agreement. During the year ended December 31, 2016, 100,000 of the warrants were exercised and 100,000 remain outstanding as of the year ended.

During the year ended December 31, 2016, the Company paid down the Notes. Based on the guidance provided in accordance with ASC 405 Extinguishment of Liabilities (“ASC 405”) and ASC 470 Debt Modifications and Extinguishments (“ASC 470”), the pay-down of the Notes is considered an extinguishment of debt and, as such, the difference between the net carrying amount of the Notes and the costs of extinguishment was recognized as a loss on the Company’s condensed consolidated Statements of Operations. As of December 31, 2016, the Company recorded a loss on early extinguishment of debt of $108,000. The Notes were issued with common stock warrants with an estimated fair value of $145,000. The unamortized balance of the discount on the Notes, of $80,000, and deferred fees incurred from the issuance of the Note of approximately $28,000, were recorded as a loss on early extinguishment.

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

Note 14 – Related Party Transactions

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

The Company’s Gamma Knife business is operated through its 81% indirect interest in its GKF subsidiary. The remaining 19% of GKF is owned by a wholly owned U.S. subsidiary of Elekta, which is the manufacturer of the Gamma Knife. Since the Company purchases its Gamma Knife units from Elekta, there are significant related party transactions with Elekta such as equipment purchases, commitments to purchase equipment, deposits for such equipment purchases, and costs to maintain the equipment. The Company believes that all its transactions with Elekta are arm’s-length transactions. At December 31, 2016, the Company had commitments to purchase one Gamma Knife Perfexion system and one Cobalt-60 reload from Elekta, as discussed in Note 12 – Commitments and Contingencies.

American Shared Hospital Services

Notes to Consolidated Financial Statements

Note 14 –Related Party Transactions (continued)

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

The Company has a common stock investment in Mevion which is recorded on the balance sheet as of December 31, 2016 at its fair value of approximately $579,000. In addition to the equity interest, the Company has purchased one MEVION S250 PBRT machine from Mevion, and has $2,000,000 in non-refundable deposits towards the purchase of two additional MEVION S250 machines. The Company believes all of its transactions with Mevion were arm’s-length transactions. See Note 4 – Investment in Equity Securities for additional information.

Note 15 – Major Customers

The Company’s revenue was provided by eighteen customers in 2016, seventeen customers in 2015 and twenty customers in 2014. In 2016 and 2015, one customer accounted for more than 10% or total revenue. In 2014, no one customer accounted for more than 10% of total revenue. At December 31, 2016 and 2015, two and three customers each accounted for more than 10% of total accounts receivable, respectively.

Note 16 – Subsequent Events

On January 4, 2017, the Company entered into a Performance Share Award Agreement (the “Agreements”) with three executive officers of the Company for 162,000 restricted stock awards which vest upon the achievement of certain performance metrics.

