Form 10-Q
period 2017-03-31
AMERICAN SHARED HOSPITAL SERVICES
filed 2017-05-15
CIK 744825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017 or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth” company in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☒	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of May 5, 2017, there are outstanding 5,707,000 shares of the Registrant’s common stock.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
	March 31, 2017	December 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$2,403,000	$2,871,000
Restricted cash	250,000	250,000
Accounts receivable, net of allowance for doubtful accounts of $100,000 at March 31, 2017 and $100,000 at December 31, 2016	4,881,000	4,085,000

Other receivables	249,000	290,000
Prepaid expenses and other current assets	982,000	892,000

Total current assets	8,765,000	8,388,000

Property and equipment:
Medical equipment and facilities	98,490,000	96,270,000
Office equipment	537,000	537,000
Deposits and construction in progress	6,959,000	8,073,000
	105,986,000	104,880,000
Accumulated depreciation and amortization	(55,160,000)	(53,549,000)
Net property and equipment	50,826,000	51,331,000

Investment in equity securities	579,000	579,000
Other assets	263,000	300,000

Total assets	$60,433,000	$60,598,000

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$437,000	$319,000
Employee compensation and benefits	193,000	184,000
Other accrued liabilities	1,103,000	1,100,000

Current portion of long-term debt	2,215,000	2,205,000
Current portion of obligations under capital leases	4,490,000	4,873,000

Total current liabilities	8,438,000	8,681,000

Long-term debt, less current portion	5,597,000	5,106,000
Long-term capital leases, less current portion	13,691,000	14,852,000
Deferred revenue, less current portion	583,000	610,000

Deferred income taxes	4,350,000	4,176,000

Shareholders' equity:
Common stock (10,000,000 authorized; 5,706,000 shares issued and outstanding at March 31, 2017 and 5,468,000 at December 31, 2016)	10,711,000	10,596,000
Additional paid-in capital	5,999,000	5,949,000
Retained earnings	5,243,000	4,950,000
Total equity-American Shared Hospital Services	21,953,000	21,495,000
Non-controlling interest in subsidiary	5,821,000	5,678,000
Total shareholders' equity	27,774,000	27,173,000

Total liabilities and shareholders' equity	$60,433,000	$60,598,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended March 31,
	2017	2016

Medical services revenue	$4,914,000	$4,238,000

Costs of revenue:

Maintenance and supplies	232,000	244,000

Depreciation and amortization	1,604,000	1,562,000

Other direct operating costs	732,000	699,000

	2,568,000	2,505,000

Gross Margin	2,346,000	1,733,000

Selling and administrative expense	1,139,000	949,000

Interest expense	453,000	285,000

Operating income	754,000	499,000

(Loss) on early extinguishment of debt	-	(108,000)

Interest and other income	4,000	5,000

Income before income taxes	758,000	396,000

Income tax expense	216,000	64,000

Net income	542,000	332,000
Less: Net income attributable to non-controlling interest	(249,000)	(281,000)

Net income attributable to American Shared Hospital Services	$293,000	$51,000

Net income per share:

Earnings per common share - basic	$0.05	$0.01

Earnings per common share - diluted	$0.05	$0.01

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	YEAR ENDED DECEMBER 31, 2016 AND THREE MONTH PERIOD MARCH 31, 2017

			Additional			Non-controlling
	Common	Common	Paid-in	Retained	Sub-Total	Interests in
	Shares	Stock	Capital	Earnings	ASHS	Subsidiaries	Total

Balances at January 1, 2016	5,364,000	$10,376,000	$5,734,000	$4,020,000	$20,130,000	$5,050,000	$25,180,000

Stock-based compensation expense	4,000	-	215,000	-	215,000	-	215,000

Warrants Exercised	100,000	220,000	-	-	220,000	-	220,000

Non-controlling interest investment in subsidiaries	-	-	-	-	-	7,000	7,000

Cash distributions to non-controlling interests	-	-	-	-	-	(699,000)	(699,000)

Net income	-	-	-	930,000	930,000	1,320,000	2,250,000

Balances at December 31, 2016	5,468,000	10,596,000	5,949,000	4,950,000	21,495,000	5,678,000	27,173,000

Stock-based compensation expense	-	-	50,000	-	50,000	-	50,000

Restricted stock	162,000	-	-	-	-	-	-

Warrants and options exercised	76,000	115,000	-	-	115,000	-	115,000

Cash distributions to non-controlling interests	-	-	-	-	-	(106,000)	(106,000)

Net income	-	-	-	293,000	293,000	249,000	542,000

Balances at March 31, 2017	5,706,000	$10,711,000	$5,999,000	$5,243,000	$21,953,000	$5,821,000	$27,774,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months ended March 31,
	2017	2016
Operating activities:
Net income	$542,000	$332,000

Adjustments to reconcile net income to net cash from operating activities:

Depreciation and amortization	1,622,000	1,574,000

(Gain) on sale of assets	-	(1,000)

Loss on early extinguishment of debt	-	108,000

Deferred income tax	174,000	64,000

Stock-based compensation expense	50,000	59,000

Net accrued interest on lease financing	(27,000)	-

Other non-cash items	-	4,000

Changes in operating assets and liabilities:

Receivables	(755,000)	(500,000)

Prepaid expenses and other assets	(60,000)	22,000

Customer deposits/deferred revenue	(31,000)	(78,000)

Accounts payable and accrued liabilities	134,000	136,000

Net cash from operating activities	1,649,000	1,720,000

Investing activities:
Payment for purchase of property and equipment	(1,106,000)	(333,000)

Net cash used in investing activities	(1,106,000)	(333,000)

Financing activities:
Principal payments on long-term debt	(495,000)	(1,439,000)

Principal payments on capital leases	(1,517,000)	(1,064,000)

Proceeds from long-term debt financing on property and equipment	992,000	-

Capital contributions from non-controlling interests	-	7,000

Distributions to non-controlling interests	(106,000)	(97,000)

Proceeds from warrants and options exercised	115,000	-

Proceeds from capital lease financing for reimbursement of payments for acquisition of equipment	-	1,137,000

Net cash used in financing activities	(1,011,000)	(1,456,000)

Net change in cash and cash equivalents	(468,000)	(69,000)

Cash and cash equivalents at beginning of period	2,871,000	2,209,000

Cash and cash equivalents at end of period	$2,403,000	$2,140,000

Supplemental cash flow disclosure:
Cash paid during the period for:

Interest	$491,000	$515,000

Income taxes	$22,000	$96,000

Schedule of non-cash investing and financing activities
Acquisition of equipment with capital lease financing	$-	$6,870,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly American Shared Hospital Services’ consolidated financial position as of March 31, 2017 and the results of its operations for the three month periods ended March 31, 2017 and 2016, which results are not necessarily indicative of results on an annualized basis. Consolidated balance sheet amounts as of December 31, 2016 have been derived from audited consolidated financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016 included in the Company’s 10-K filed with the Securities and Exchange Commission.

These consolidated financial statements include the accounts of American Shared Hospital Services and its subsidiaries (the “Company”) as follows: the Company wholly-owns the subsidiaries American Shared Radiosurgery Services (“ASRS”), PBRT Orlando, LLC (“Orlando”), OR21, Inc. (“OR21”), and MedLeader.com, Inc. (“MedLeader”); the Company is the majority owner of Long Beach Equipment, LLC (“LBE”); ASRS is the majority-owner of GK Financing, LLC (“GKF”) which wholly-owns the subsidiaries Instituto de Gamma Knife del Pacifico S.A.C. (“GKPeru”) and GK Financing U.K., Limited (“GKUK”); GKF is the majority owner of the subsidiaries Albuquerque GK Equipment, LLC (“AGKE”) and Jacksonville GK Equipment, LLC (“JGKE”).

The Company (through ASRS) and Elekta AB, the manufacturer of the Gamma Knife (through its wholly-owned United States subsidiary, GKV Investments, Inc.), entered into an operating agreement and formed GK Financing, LLC. During 2017 GKF provided Gamma Knife units to seventeen medical centers in the United States in the states of Arkansas, California, Connecticut, Florida, Illinois, Massachusetts, Mississippi, Nevada, New Jersey, New Mexico, New York, Tennessee, Oklahoma, Ohio, Oregon, and Texas.

The Company through its wholly-owned subsidiary, Orlando, provided proton beam radiation therapy (“PBRT”) and related equipment to a customer in the United States. The Company also directly provides radiation therapy and related equipment, including Intensity Modulated Radiation Therapy (“IMRT”), Image Guided Radiation Therapy (“IGRT”) and a CT Simulator to the radiation therapy department at an existing Gamma Knife site in Massachusetts.

The Company formed the subsidiaries GKPeru and GKUK for the purposes of expanding its business internationally into Peru and the United Kingdom, respectively; Orlando and LBE to provide proton beam therapy services in Orlando, Florida and Long Beach, California; and AGKE and JGKE to provide Gamma Knife services in Albuquerque, New Mexico and Jacksonville, Florida, respectively. AGKE began operations in the second quarter of 2011 and JGKE began operations in the fourth quarter of 2011. Orlando treated its first patient in April 2016. GKPeru is expected to begin operations in the third quarter of 2017. GKUK is inactive and LBE is not expected to generate revenue within the next two years.

The Company continues to develop its design and business model for “The Operating Room for the 21st Century” SM (“OR21” SM), through its 50% owned OR21, LLC (“OR21 LLC”). The remaining 50% is owned by an architectural design company. OR21 is not expected to generate significant revenue within the next two years.

MedLeader was formed to provide continuing medical education online and through videos for doctors, nurses, and other healthcare workers. This subsidiary is not operational at this time.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Based on the guidance provided in accordance with ASC 280 Segment Reporting (“ASC 280”), the Company has analyzed its subsidiaries which are all in the business of leasing radiosurgery and radiation therapy equipment to healthcare providers, and concluded there is one reportable segment, Medical Services Revenue. The Company provides Gamma Knife, PBRT, and IGRT equipment to eighteen hospitals in the United States as of March 31, 2017. These eighteen locations operate under different subsidiaries of the Company, but offer the same service, radiosurgery, and radiation therapy. The operating results of the subsidiaries are reviewed by the Company’s Chief Executive Officer and Chief Financial Officer, who are also deemed the Company’s Chief Operating Decision Makers (“CODMs”) and this is done in conjunction with all of the subsidiaries and locations.

In February 2016, the Company used proceeds from the lease financing of its MEVION S250 at UF Health Cancer Center at Orlando Health (“Orlando Health”) to pay down $1,000,000 in Promissory Notes (the “Notes”) with four members of the Company’s Board of Directors. Based on the guidance provided in accordance with ASC 405 Extinguishment of Liabilities (“ASC 405”) and ASC 470 Debt Modifications and Extinguishments (“ASC 470”), the pay-down of the Notes is considered an extinguishment of debt and, as such, the difference between the net carrying amount of the Notes and the costs of extinguishment was recognized as a loss on the Company’s condensed consolidated statements of operations. During the year ended December 31, 2016, the Company recorded a loss on early extinguishment of debt of $108,000. The Notes were issued with common stock warrants with an estimated fair value of $145,000. The unamortized balance of the discount on the Notes, of $80,000, and deferred fees incurred from the issuance of the Note of approximately $28,000, were recorded as a loss on early extinguishment.

In July 2016, an existing customer provided notice of its intent to exercise the option to purchase the Gamma Knife unit at its hospital at the end of the lease term for a predetermined purchase price, pursuant to the lease agreement. The lease terminated in April 2017, at which time, the unit was depreciated to the purchase price of the sale. Based on the guidance provided in ASC 360 Property, Plant and Equipment (“ASC 360”), because the Gamma Knife unit was not available for immediate sale, the Company did not classify or measure the asset as held for sale prior to the lease termination.

As of December 31, 2016, the Company had warrants outstanding representing the right to purchase 100,000 shares of the Company’s common stock at $2.20 per share. These warrants were issued with the Notes to four members of the Company’s Board of Directors in a prior year. During the three month period ended March 31, 2017, 100,000 of the warrants were exercised. Of the 100,000 outstanding, 50,000 of the warrants exercised were done so through a cashless exercise issuance, totaling approximately 25,000 shares. There are no warrants outstanding as of March 31, 2017.

In May 2014, the Financial Accounting Standards Board “(FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in United States Generally Accepted Accounting Principles (“GAAP”) when it becomes effective. In December 2016, FASB issued ASU 2016-20 Technical Corrections and Improvements to Topic 606, (“ASU 2016-20”), which affects some narrow aspects of ASU 2014-09. The new standard is effective for the Company for annual reporting periods beginning after December 15, 2017 and interim reporting periods therein. Early application is permitted for reporting periods beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has a project team in place to analyze the impact of ASU 2014-09 to its revenue stream. This includes performing a review of current policies to identify potential differences that would result from applying ASU 2014-09. The Company believes it is following an appropriate timeline to allow for proper recognition, presentation, and disclosure upon adoption. The Company intends to adopt the standard at the date required for public companies, but has not yet selected a transition method.

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

In February 2016, the FASB issued ASU No. 2016-02 Leases (“ASU 2016-02”), which requires lessees to recognize, for all leases, at the commencement date, a lease liability, and a right-of-use asset. Under the new guidance, lessor accounting is largely unchanged. The new guidance is effective for the Company on January 1, 2019. Early adoption is permitted. The Company is evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09 Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”) which changes five aspects of accounting for share-based payment award transactions including 1) accounting for income taxes; 2) classification of excess tax benefits on the statement of cash flows; 3) forfeitures; 4) minimum statutory tax withholding requirements; and 5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. The new guidance is effective for the Company for interim and annual periods beginning after December 15, 2016. The Company adopted ASU 2016-09 on January 1, 2017. The Company elected to estimate the impact of forfeitures. There was no material impact on the consolidated financial statements and related disclosures.

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

Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding. The computation for the three month periods ended March 31, 2017 and 2016 excluded approximately 0 and 617,000, respectively, of the Company’s stock options because the exercise price of the options was higher than the average market price during the period.

Based on the guidance provided in accordance with ASC 260 Earnings Per Share (“ASC 260”), the weighted average common shares for basic earnings per share, for the three month period ended March 31, 2017, excluded the weighted average impact of the performance share awards, discussed below. These awards are legally outstanding but are not deemed participating securities and therefore are excluded from the calculation of basic earnings per share. These shares are also excluded from the denominator for diluted earnings per share because they are considered contingent shares as of March 31, 2017.

The following table sets forth the computation of basic and diluted earnings per share for the three month periods ended March 31, 2017 and 2016:

	Three Months ended March 31,
	2017	2016
Net income attributable to American Shared Hospital Services	$293,000	$51,000

Weighted average common shares for basic earnings per share	5,685,000	5,541,000
Diluted effect of stock options and restricted stock	199,000	-
Weighted average common shares for diluted earnings per share	5,884,000	5,541,000

Basic earnings per share	$0.05	$0.01
Diluted earnings per share	$0.05	$0.01

Note 3.	Stock-based Compensation

In June 2010 shareholders approved an amendment and restatement of the Company’s stock incentive plan, renaming it the Incentive Compensation Plan (the “Plan”), and among other things, increasing the number of shares of the Company’s common stock reserved for issuance under the Plan to 1,630,000. The Plan provides that the shares reserved under the Plan are available for issuance to officers of the Company, other key employees, non-employee directors, and advisors. The Plan is a successor to the Company’s previous plans, and any shares awarded and outstanding under those plans were transferred to the Plan. No further grants or share issuances will be made under the previous plans. On June 16, 2015, the Company’s shareholders approved an amendment and restatement of the Plan in order to extend the term of the Plan by two years. The Company’s shareholders will vote to approve the amendment and restatement of the Plan by an additional two years at the annual shareholder meeting to be held on June 27, 2017.

Stock-based compensation expense associated with the Company’s stock-based options to employees is calculated using the Black-Scholes valuation model. The Company’s stock-based awards have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates. The estimated fair value of the Company’s option grants is estimated using assumptions for expected life, volatility, dividend yield, and risk-free interest rate which are specific to each award. The estimated fair value of the Company’s options is amortized over the period during which an employee is required to provide service in exchange for the award (requisite service period), usually the vesting period. Accordingly, stock-based compensation cost before income tax effect for the Company’s options and restricted stock units in the amount of $50,000 and $59,000 is reflected in net income for the three month periods ended March 31, 2017 and 2016, respectively. At March 31, 2017, there was approximately $356,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan, excluding unrecognized compensation cost associated with the performance share awards, discussed below. This cost is expected to be recognized over a period of approximately three years.

On January 4, 2017, the Company entered into a Performance Share Award Agreement (the “Agreements”) with three executive officers of the Company for 161,766 restricted stock awards which vest upon the achievement of certain performance metrics. The agreements expire on March 31, 2020. Based on the guidance in ASC 718 Stock Compensation (“ASC 718”), the Company concluded these were performance based awards with vesting criteria tied to performance metrics and that as of March 31, 2017 it is not probable that any of the required metrics for vesting will be achieved. As a result, the Company has not recognized any stock-based compensation expense associated with these awards for the three month period ended March 31, 2017. The unrecognized stock-based compensation expense for these awards was approximately $542,000 as of March 31, 2017. If and when the Company determines that the performance metrics’ achievement becomes probable, the Company will record a cumulative catch-up stock-based compensation amount and the remaining unrecognized amount will be recorded over the remaining requisite service period of the awards.

The following table summarizes unvested restricted stock awards, consisting primarily of annual automatic grants and deferred compensation to non-employee directors, for the three-month period ended March 31, 2017:

	Restricted Stock Units	Grant Date Weighted- Average Fair Value	Intrinsic Value
Outstanding at January 1, 2017	4,000	$2.25	$-
Granted	18,000	$3.40	$-
Vested	(4,000)	$3.40	$-
Forfeited	-	$-	$-
Outstanding at March 31, 2017	18,000	$3.21	$20,000

The following table summarizes stock option activity for the three month period ended March 31, 2017:

	Stock Options	Grant Date Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)
Outstanding at January 1, 2017	625,000	$2.85	4.25
Granted	-	$-	-
Exercised	(2,000)	$2.81	-
Forfeited	-	$-	-
Outstanding at March 31, 2017	623,000	$2.85	4.02
Exercisable at March 31, 2017	304,000	$2.83	3.80

Note 4.	Investment in Equity Securities

As of March 31, 2017 and December 31, 2016 the Company had a $579,000 investment in the common stock of Mevion Medical Systems, Inc. (“Mevion”) formerly Still River Systems, representing an approximate 0.46% interest in Mevion. The Company accounts for this investment under the cost method. The Company carries its investment in Mevion at cost and reviews it for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value of the investment may not be recoverable.

The Company reviewed this investment at March 31, 2017 in light of both current market conditions and the current operations of Mevion as they continue to grow their PBRT business. Based on its analysis, the Company determined no impairment needed to be recognized as of March 31, 2017.

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

The estimated fair value of the Company’s assets and liabilities as of March 31, 2017 and December 31, 2016 were as follows (in thousands):

	Level 1	Level 2	Level 3	Total	Carrying Value
March 31, 2017

Assets:
Cash, cash equivalents, restricted cash	$2,653	$-	$-	$2,653	$2,653
Investment in equity securities	-	-	579	579	579
Total	$2,653	$-	$579	$3,232	$3,232

Liabilities
Debt obligations	$-	$-	$7,040	$7,040	$7,812
Total	$-	$-	$7,040	$7,040	$7,812

December 31, 2016

Assets:
Cash, cash equivalents, restricted cash	$3,121	$-	$-	$3,121	$3,121
Investment in equity securities	-	-	579	579	579
Total	$3,121	$-	$579	$3,700	$3,700

Liabilities
Debt obligations	$-	$-	$7,354	$7,354	$7,311
Total	$-	$-	$7,354	$7,354	$7,311

Note 6.	Repurchase of Common Stock

In 1999 and 2001, the Board of Directors approved resolutions authorizing the Company to repurchase up to a total of 1,000,000 shares of its own stock on the open market, which the Board of Directors reaffirmed in 2008. There were no shares repurchased during the three month period ended March 31, 2017 or 2016. There are approximately 72,000 shares remaining under this repurchase authorization as of March 31, 2017.

Note 7.	Income Taxes

We generally calculate our effective income tax rate at the end of an interim period using an estimate of the annualized effective income tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate of the annualized effective income tax rate cannot be made, we compute our provision for income taxes using the actual effective income tax rate for the results of operations reported within the year-to-date periods. Our effective income tax rate is highly influenced by relative income or losses reported and the amount of the nondeductible stock-based compensation associated with grants of our common stock options and historically from the results of foreign operations. A small change in estimated annual pretax income (loss) can produce a significant variance in the annualized effective income tax rate given the expected amount of these items. As a result, we have computed our provision for income taxes for the three month periods ended March 31, 2017 and 2016 by applying the actual effective tax rates to income reported within the condensed consolidated financial statements through those periods.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report to the Securities and Exchange Commission may be deemed to contain certain forward-looking statements with respect to the financial condition, results of operations and future plans of American Shared Hospital Services, which involve risks and uncertainties including, but not limited to, the risks of the Gamma Knife and radiation therapy businesses, the risks of developing The Operating Room for the 21st CenturySM program, and the risks of investing in Mevion. Further information on potential factors that could affect the financial condition, results of operations and future plans of American Shared Hospital Services is included in the filings of the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 27, 2017.

The Company had seventeen Gamma Knife units, one PBRT system and one IGRT machine in operation at March 31, 2017, and seventeen Gamma Knife units and one IGRT machine in operation at March 31, 2016. Two of the Company’s customer contracts are through subsidiaries where GKF or its subsidiary is the majority owner and managing partner. Ten of the Company’s seventeen current Gamma Knife customers are under fee-per-use contracts, and seven customers are under retail arrangements. The Company’s contracts to provide radiation therapy and related equipment services to an existing Gamma Knife customer and the Company’s new PBRT system at Orlando Health are also considered retail arrangements. Retail arrangements are further classified as either turn-key or revenue sharing. Revenue from fee per use contracts is determined by each hospital’s contracted rate. Revenue is recognized at the time procedures are performed, based on each hospital’s contracted rate. Under revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital. The amount the Company expects to receive is recorded as revenue and estimated based on historical experience. Revenue estimates are reviewed periodically and adjusted as necessary. Under turn-key arrangements, the Company receives payment from the hospital in the amount of the hospital’s reimbursement from third party payors, and the Company is responsible for paying all the operating costs of the equipment. Operating costs are determined primarily based on historical treatment protocols and cost schedules with the hospital. The Company records an estimate of operating costs which are reviewed on a regular basis and adjusted as necessary to more accurately reflect the actual operating costs. For turn-key sites, the Company also shares a percentage of net operating profit. The Company records an estimate of net operating profit based on estimated revenues, less estimated operating costs. The operating costs and estimated net operating profit are recorded as other direct operating costs in the consolidated statement of operations.

Effective January 1, 2017, the Centers for Medicare and Medicaid (“CMS”) established a Comprehensive Ambulatory Payment Classification for single session radiosurgery treatments. CMS has established a 2017 total reimbursement rate of approximately $9,000 ($8,800 in 2016) for a Medicare Gamma Knife treatment. The approximate CMS reimbursement rates for delivery of proton therapy for a simple treatment without compensation will be $494 ($506 in 2016) and $994 ($1,150 in 2016) for simple with compensation, intermediate and complex treatments, respectively.

Medical services revenue increased by $676,000 to $4,914,000 for the three month period ended March 31, 2017 from $4,238,000 for the three month period ended March 31, 2016. The Company’s PBRT system at Orlando Health treated its first patient in April 2016. For the three month period ended March 31, 2017, revenues generated from this system were $1,155,000, compared to $0 in the same period prior year. Gamma Knife revenue decreased $506,000 for the three month period ended March 31, 2017 to $3,619,000 from $4,125,000 for the three month period ended March 31, 2016. The decrease in Gamma Knife revenue was due to lower volumes and an increase in volumes at sites with a lower reimbursement rate compared to the Company’s historical average. Revenue from the Company’s radiation therapy contract increased for the three month period by $27,000, to $140,000 from $113,000 for the same period in the prior year.

The number of Gamma Knife procedures decreased by 25 to 456 for the three month period ended March 31, 2017 from 481 in the same quarter in the prior year. The decrease was primarily due to two customer sites experiencing downtime in order to perform a Cobalt-60 reload.

Total costs of revenue increased by $63,000 to $2,568,000 for the three month period ended March 31, 2017 from $2,505,000 for the three month period ended March 31, 2016. Maintenance and supplies decreased by $12,000 for the three month period ended March 31, 2017 compared to the same period in the prior year. Depreciation and amortization increased by $42,000 for the three month period ended March 31, 2017 compared to the same period in the prior year. The increase was due to depreciation incurred on the PBRT system. Other direct operating costs increased by $33,000 for the three month period ended March 31, 2017 compared to the same period in the prior year. The increase was due to marketing costs incurred for the PBRT system.

Selling and administrative costs increased by $190,000 to $1,139,000 for the three month period ended March 31, 2017 from $949,000 for the three month period ended March 31, 2016. This increase was primarily due to increased legal fees, severance expense, and building rent. The Company moved offices on August 13th, 2016. Prior to the move, the Company subleased a portion of its existing office space. The sublease income offset total rent expense over the term of the sublease, which ended May 2016.

Interest expense increased by $168,000 to $453,000 for the three month period ended March 31, 2017 from $285,000 for the three month period ended March 31, 2016. The increase was due to interest incurred on PBRT lease financing. This was offset by a lower average principal base on the Company’s Gamma Knife debt in the first quarter of 2017, compared to prior year, effectively reducing interest expense.

The Company incurred a loss on early extinguishment of debt of $0 for the three month period ended March 31, 2017, compared to $108,000 in the same period prior year. In February 2016, the Company used a portion of the proceeds from the lease financing for its first MEVION S250 to pay down the $1,000,000 Notes pursuant to a note agreement with four members of the Company’s Board of Directors. The Note agreements permit for early payment without penalty to the Company. The Notes were issued with common stock warrants with an estimated fair value of $145,000. The unamortized balance of the discount on the Notes, of $80,000, and deferred fees incurred from the issuance of the Note of approximately $28,000, were recorded as a loss on early extinguishment of debt on the Company’s condensed consolidated Statement of Operations as of December 31, 2016.

Interest and other income decreased by $1,000 to $4,000 for the three month period ended March 31, 2017 from $5,000 for the three month period ended March 31, 2016. Interest and other income is generated from interest earned on the Company’s investments.

The Company had income tax expense of $216,000 for the three month period ended March 31, 2017 compared to income tax expense of $64,000 for the three month period ended March 31, 2016. The increase in income tax expense is primarily due to taxable income attributable to GKF and PBRT Orlando operations.

Net income attributable to non-controlling interest decreased by $32,000 to $249,000 for the three month period ended March 31, 2017 from $281,000 for the three month period ended March 31, 2016. Net income attributable to non-controlling interests represents net income earned by the 19% non-controlling interest in GKF, and net income of the non-controlling interests in various subsidiaries controlled by GKF. The decrease or increase in net income attributable to non-controlling interests reflects the relative profitability of GKF.

The Company had net income of $293,000, or $0.05 per basic and diluted share, for the three month period ended March 31, 2017 compared to net income of $51,000, or $0.01 per basic and diluted share, in the same period in the prior year. The increase in net income was primarily due to PBRT Orlando operations, offset by an increase in selling and administrative costs.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $2,403,000 at March 31, 2017 compared to $2,871,000 at December 31, 2016. The Company’s cash position decreased by $468,000 primarily due to an increase in accounts receivable of 755,000, offset by net cash from accounts payable of $134,000.

The Company has scheduled interest and principal payments under its debt obligations of approximately $2,696,000 and scheduled capital lease payments of approximately $6,068,000 during the next 12 months. The Company believes that its cash flow from cash on hand, operations, and other cash resources are adequate to meet its scheduled debt and capital lease obligations during the next 12 months. See additional discussion below related to commitments.

The Company as of March 31, 2017 had shareholders’ equity of $27,774,000, working capital of $327,000 and total assets of $60,433,000.

Commitments

As of March 31, 2017, the Company had commitments to purchase two MEVION S250 PBRT systems for $25,800,000 and the Company had $2,000,000 in non-refundable deposits toward the purchase of these two PBRT systems from Mevion. The non-refundable deposits are recorded in the Condensed Consolidated Balance Sheets as deposits and construction in progress.

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

As of March 31, 2017, the Company had commitments to purchase one Gamma Knife Perfexion system and is scheduled to install one Gamma Knife Model 4C system, which the Company previously financed and owns. Total Gamma Knife commitments as of March 31, 2017 were $2,350,000. The Model 4C unit is installed at the Company’s new customer site in Peru and is expected to begin patient treatments in the third quarter of this year. There are cash requirements for the Peru commitment in the next 12 months of approximately $200,000. The Company believes that cash flow from cash on hand and operations will be sufficient to cover this payment. The Perfexion unit is for a new site the Company expects to start treating patients in the latter half of 2017. The Company has secured financing for this unit. There are no other significant cash requirements in the next 12 months. There can be no assurance that financing will be available for the Company’s current or future projects, or at terms that are acceptable to the Company.

The Company estimates the following commitments for each of the equipment systems with expected timing of payments as follows as of March 31, 2017:

	2017	Thereafter	Total

Proton Beam Units	$-	$25,800,000	$25,800,000

Gamma Knife Units	2,350,000	-	2,350,000

Total	$2,350,000	$25,800,000	$28,150,000

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage or prepayment features. The Company does not have affiliation with partnerships, trust or other entities whose purpose is to facilitate off-balance sheet financial transactions or similar arrangements, and therefore has no exposure to the financing, liquidity, market or credit risks associated with such entities. At March 31, 2017, the Company had no significant long-term, market-sensitive investments.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the company and its subsidiaries is communicated to the chief executive officer and the chief financial officer. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of March 31, 2017, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the chief executive officer and the chief financial officer, and recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.
None.

Item 1A.	Risk Factors
There are no changes from those listed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibit Index

Incorporated by reference herein
Exhibit
Number		Description	Form	Exhibit	Date

3.1	*	Articles of Incorporation of the Company, as amended.
3.2	*	By-laws of the Company, as amended and restated dated as of June 21, 2016.
10.1	*	Addendum Four to Lease Agreement for a Gamma Knife Unit dated as of April 25, 2016 between The Community Hospital Group, Inc., dba JFK Medical Center and GK Financing, LLC.
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14a/15d-14a, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14a/15d-14a, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1	ǂ	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

	*	Filed herewith.
	ǂ	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SHARED HOSPITAL SERVICES

Registrant

Date:	May 15, 2017	/s/ Ernest A. Bates, M.D.
Ernest A. Bates, M.D.
Chairman of the Board and Chief Executive Officer

Date:	May 15, 2017	/s/ Craig K. Tagawa
Craig K. Tagawa
Senior Vice President
Chief Operating and Financial Officer

