Form 10-Q
period 2017-06-30
AMERICAN SHARED HOSPITAL SERVICES
filed 2017-08-10
CIK 744825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017 or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a check mark whether the registrant is a shell company ( as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of August 7, 2017, there are outstanding 5,710,000 shares of the Registrant’s common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
ASSETS	June 30, 2017	December 31, 2016

Current assets:
Cash and cash equivalents	$2,601,000	$2,871,000
Restricted cash	250,000	250,000
Accounts receivable, net of allowance for
doubtful accounts of $100,000 at June 30, 2017
and $100,000 at December 31, 2016	4,913,000	4,085,000
Other receivables	185,000	290,000
Prepaid expenses and other current assets	896,000	892,000

Total current assets	8,845,000	8,388,000

Property and equipment:
Medical equipment and facilities	93,865,000	96,270,000
Office equipment	542,000	537,000
Deposits and construction in progress	7,209,000	8,073,000
	101,616,000	104,880,000
Accumulated depreciation and
amortization	(52,311,000)	(53,549,000)
Net property and equipment	49,305,000	51,331,000

Investment in equity securities	579,000	579,000
Other assets	265,000	300,000

Total assets	$58,994,000	$60,598,000

LIABILITIES AND	(unaudited)
SHAREHOLDERS' EQUITY	June 30, 2017	December 31, 2016

Current liabilities:
Accounts payable	$206,000	$319,000
Employee compensation and benefits	202,000	184,000
Other accrued liabilities	1,225,000	1,100,000

Current portion of long-term debt	2,347,000	2,205,000
Current portion of obligations under capital leases	4,467,000	4,873,000

Total current liabilities	8,447,000	8,681,000

Long-term debt, less current portion	4,802,000	5,106,000
Long-term capital leases, less current portion	12,563,000	14,852,000
Deferred revenue, less current portion	557,000	610,000

Deferred income taxes	4,542,000	4,176,000

Shareholders' equity:
Common stock (10,000,000 authorized; 5,710,000 shares issued and	10,711,000	10,596,000
outstanding at June 30, 2017 and 5,468,000 shares at December 31, 2016)
Additional paid-in capital	6,049,000	5,949,000
Retained earnings	5,356,000	4,950,000
Total equity-American Shared Hospital Services	22,116,000	21,495,000
Non-controlling interest in subsidiaries	5,967,000	5,678,000
Total shareholders' equity	28,083,000	27,173,000

Total liabilities and shareholders' equity	$58,994,000	$60,598,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Medical services revenue	$4,945,000	$4,518,000	$9,859,000	$8,756,000

Costs of revenue:

Maintenance and supplies	248,000	250,000	480,000	494,000

Depreciation and amortization	1,722,000	1,649,000	3,326,000	3,211,000

Other direct operating costs	724,000	780,000	1,456,000	1,479,000

	2,694,000	2,679,000	5,262,000	5,184,000

Gross Margin	2,251,000	1,839,000	4,597,000	3,572,000

Selling and administrative expense	1,138,000	963,000	2,277,000	1,912,000

Interest expense	444,000	433,000	897,000	718,000

Operating income	669,000	443,000	1,423,000	942,000

(Loss) on early extinguishment of debt	-	-	-	(108,000)

Interest and other (loss) income	(5,000)	3,000	(1,000)	8,000

Income before income taxes	664,000	446,000	1,422,000	842,000

Income tax expense	220,000	93,000	436,000	157,000

Net income	444,000	353,000	986,000	685,000

Less: Net (income) attributable to non-controlling interests	(331,000)	(260,000)	(580,000)	(541,000)

Net income attributable to American Shared Hospital Services	$113,000	$93,000	$406,000	$144,000

Net income per share:

Earnings per common share - basic	$0.02	$0.02	$0.07	$0.03

Earnings per common share - diluted	$0.02	$0.02	$0.07	$0.03

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	PERIODS ENDED DECEMBER 31, 2016 AND JUNE 30, 2017

			Additional			Non-controlling
	Common	Common	Paid-in	Retained	Sub-Total	Interests in
	Shares	Stock	Capital	Earnings	ASHS	Subsidiaries	Total

Balances at January 1, 2016	5,364,000	$10,376,000	$5,734,000	$4,020,000	$20,130,000	$5,050,000	$25,180,000

Stock-based compensation expense	4,000	-	215,000	-	215,000	-	215,000

Warrants exercised	100,000	220,000	-	-	220,000	-	220,000

Non-controlling interest investment in subsidiaries	-	-	-	-	-	7,000	7,000

Cash distributions to non-controlling interests	-	-	-	-	-	(699,000)	(699,000)

Net income	-	-	-	930,000	930,000	1,320,000	2,250,000

Balances at December 31, 2016	5,468,000	10,596,000	5,949,000	4,950,000	21,495,000	5,678,000	27,173,000

Stock-based compensation expense	4,000	-	100,000	-	100,000	-	100,000

Restricted Stock	162,000	-	-	-	-	-	-

Warrants and options exercised	76,000	115,000	-	-	115,000	-	115,000

Cash distributions to non-controlling interests	-	-	-	-	-	(291,000)	(291,000)

Net income	-	-	-	406,000	406,000	580,000	986,000

Balances at June 30, 2017 (unaudited)	5,710,000	$10,711,000	$6,049,000	$5,356,000	$22,116,000	$5,967,000	$28,083,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2017	2016
Operating activities:
Net income	$986,000	$685,000

Adjustments to reconcile net income to net cash from operating activities:

Depreciation and amortization	3,364,000	3,234,000

Loss (gain) on sale of assets	6,000	(1,000)

Loss on early extinguishment of debt	-	108,000

Deferred income tax	366,000	176,000

Stock-based compensation expense	100,000	119,000

Net accrued interest on lease financing	(53,000)	-

Other non-cash items	-	4,000

Changes in operating assets and liabilities:

Receivables	(723,000)	(767,000)

Prepaid expenses and other assets	15,000	(262,000)

Customer deposits/deferred revenue	(57,000)	(108,000)

Accounts payable and accrued liabilities	34,000	213,000

Net cash from operating activities	4,038,000	3,401,000

Investing activities:
Payment for purchase of property and equipment	(1,469,000)	(575,000)

Proceeds from sale of equipment	150,000	-

Net cash (used in) investing activities	(1,319,000)	(575,000)

Financing activities:
Principal payments on long-term debt	(1,163,000)	(2,059,000)

Principal payments on capital leases	(2,642,000)	(2,055,000)

Proceeds from long-term debt financing on property and equipment	992,000	-

Capital contributions from non-controlling interests	-	7,000

Distributions to non-controlling interests	(291,000)	(301,000)

Proceeds from warrants and options exercised	115,000	1,137,000

Net cash (used in) financing activities	(2,989,000)	(3,271,000)

Net change in cash and cash equivalents	(270,000)	(445,000)

Cash and cash equivalents at beginning of period	2,871,000	2,209,000

Cash and cash equivalents at end of period	$2,601,000	$1,764,000

Supplemental cash flow disclosure:
Cash paid during the period for:

Interest	$978,000	$1,066,000

Income taxes paid	$30,000	$97,000

Schedule of non-cash investing and financing activities
Acquisition of equipment with capital lease financing	$-	$7,401,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly American Shared Hospital Services’ consolidated financial position as of June 30, 2017 and the results of its operations for the three and six month periods ended June 30, 2017 and 2016, which results are not necessarily indicative of results on an annualized basis. Consolidated balance sheet amounts as of December 31, 2016 have been derived from audited consolidated financial statements.

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

The Company (through ASRS) and Elekta AB, the manufacturer of the Gamma Knife (through its wholly-owned United States subsidiary, GKV Investments, Inc.), entered into an operating agreement and formed GK Financing, LLC. As of June 30, 2017, GKF provided Gamma Knife units to sixteen medical centers in the United States in the states of Arkansas, California, Florida, Illinois, Massachusetts, Mississippi, Nevada, New Jersey, New Mexico, New York, Tennessee, Oklahoma, Ohio, Oregon, and Texas.

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

The Company formed the subsidiaries GKPeru and GKUK for the purposes of expanding its business internationally into Peru and the United Kingdom, respectively; Orlando and LBE to provide proton beam therapy services in Orlando, Florida and Long Beach, California; and AGKE and JGKE to provide Gamma Knife services in Albuquerque, New Mexico and Jacksonville, Florida, respectively. AGKE began operations in the second quarter of 2011 and JGKE began operations in the fourth quarter of 2011. Orlando treated its first patient in April 2016. GKPeru treated its first patient in July 2017. GKUK is inactive and LBE is not expected to generate revenue within the next two years.

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

Based on the guidance provided in accordance with Accounting Standards Codification (“ASC”) 280 Segment Reporting (“ASC 280”), the Company has analyzed its subsidiaries which are all in the business of leasing radiosurgery and radiation therapy equipment to healthcare providers, and concluded there is one reportable segment, Medical Services Revenue. The Company provides Gamma Knife, PBRT, and IGRT equipment to seventeen hospitals in the United States as of June 30, 2017. These seventeen locations operate under different subsidiaries of the Company, but offer the same radiosurgery and radiation therapy service. The operating results of the subsidiaries are reviewed by the Company’s Chief Executive Officer and Chief Financial Officer, who are also deemed the Company’s Chief Operating Decision Makers (“CODMs”) and this is done in conjunction with all of the subsidiaries and locations.

In February 2016, the Company used proceeds from the lease financing of its MEVION S250 at Orlando Health – UF Health Cancer Center (“Orlando Health”) to pay down $1,000,000 in Promissory Notes (the “Notes”) with four members of the Company’s Board of Directors. Based on the guidance provided in accordance with ASC 405 Extinguishment of Liabilities (“ASC 405”) and ASC 470 Debt Modifications and Extinguishments (“ASC 470”), the pay-down of the Notes is considered an extinguishment of debt and, as such, the difference between the net carrying amount of the Notes and the costs of extinguishment was recognized as a loss on the Company’s condensed consolidated statements of operations. During the year ended December 31, 2016, the Company recorded a loss on early extinguishment of debt of $108,000. The Notes were issued with common stock warrants with an estimated fair value of $145,000. The unamortized balance of the discount on the Notes, of $80,000, and deferred fees incurred from the issuance of the Note of approximately $28,000, were recorded as a loss on early extinguishment.

As of December 31, 2016, the Company had warrants outstanding representing the right to purchase 100,000 shares of the Company’s common stock at $2.20 per share. These warrants were issued with the Notes to four members of the Company’s Board of Directors in a prior year. During the six month period ended June 30, 2017, 100,000 of the warrants were exercised. 50,000 of the 100,000 warrants were exercised via a cashless exercise resulting in the net issuance of approximately 25,000 shares. There are no warrants outstanding as of June 30, 2017.

In April 2017, an existing customer exercised their option to purchase the Gamma Knife unit at its hospital at the end of the lease term for a predetermined purchase price, pursuant to the lease agreement. The lease terminated in April 2017, at which time, the unit was depreciated to the purchase price of the sale. Based on the guidance provided in ASC 360 Property, Plant and Equipment (“ASC 360”), the Company did not classify or measure the asset as held for sale prior to the lease termination, because the Gamma Knife unit was not available for immediate sale.

On July 21, 2017, the Company entered into a Maintenance and Support Agreement (the “Mevion Service Agreement”) with Mevion Medical Systems, Inc. (“Mevion”), formerly Still River Systems, which provides for maintenance and support of the Company’s PBRT unit at Orlando Health. The Mevion Service Agreement begins September 5, 2017 and required an upfront payment of $1,000,000 which was made on August 4, 2017, and further requires payments over the next 11 months. This payment portion will be recorded as a prepaid contract and amortized over the one year service period. The Mevion Service Agreement is for a five (5) year period.

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

In January 2016, the FASB issued ASU No. 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net income. The new guidance is effective for the Company on January 1, 2018. Early adoption is permitted. The standard permits the use of cumulative-effect transition method. The Company is evaluating the effect that ASU 2016-01 will have on its consolidated financial statements and related disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09 Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”), which changes five aspects of accounting for share-based payment award transactions including 1) accounting for income taxes; 2) classification of excess tax benefits on the statement of cash flows; 3) forfeitures; 4) minimum statutory tax withholding requirements; and 5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. The new guidance is effective for the Company for interim and annual periods beginning after December 15, 2016. The Company adopted ASU 2016-09 on January 1, 2017. The Company elected to estimate the impact of forfeitures. There was no material impact on the consolidated financial statements and related disclosures.

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

In May 2017, the FASB issued ASU No. 2017-09 Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The new guidance is effective for fiscal years beginning after December 31, 2017. Early adoption is permitted, including adoption in an interim period. The Company is evaluating the effect that ASU 2017-09 will have on its consolidated financial statements and related disclosures.

Note 2. Per Share Amounts

Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding. The computation for the three and six month periods ended June 30, 2017 included all of the Company’s outstanding stock options because the exercise price of the options was lower than the average market price during those periods. The computation for the three and six month periods ended June 30, 2016 excluded approximately 605,000 and 627,000 of the Company’s stock options, respectively, because the exercise price of the options was higher than the average market price during those periods.

Based on the guidance provided in accordance with ASC 260 Earnings Per Share (“ASC 260”), the weighted average common shares for basic earnings per share, for the three and six month periods ended June 30, 2017, excluded the weighted average impact of the performance share awards, discussed below. These awards are legally outstanding but are not deemed participating securities and therefore are excluded from the calculation of basic earnings per share. These shares are also excluded from the denominator for diluted earnings per share because they are considered contingent shares not deemed probable as of June 30, 2017.

The following table sets forth the computation of basic and diluted earnings per share for the three and six month periods ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income attributable to American Shared Hospital Services	$113,000	$93,000	$406,000	$144,000

Weighted average common shares for basic earnings per share	5,935,000	5,552,000	5,725,000	5,548,000
Diluted effect of stock options and restricted stock	208,000	16,000	196,000	16,000
Weighted average common shares for diluted earnings per share	6,143,000	5,568,000	5,921,000	5,564,000

Basic earnings per share	$0.02	$0.02	$0.07	$0.03
Diluted earnings per share	$0.02	$0.02	$0.07	$0.03

Note 3. Stock-based Compensation

In June 2010, the Company’s shareholders approved an amendment and restatement of the Company’s stock incentive plan, renaming it the Incentive Compensation Plan (the “Plan”), and among other things, increasing the number of shares of the Company’s common stock reserved for issuance under the Plan to 1,630,000. The Plan provides that the shares reserved under the Plan are available for issuance to officers of the Company, other key employees, non-employee directors, and advisors. The Plan is a successor to the Company’s previous plans, and any shares awarded and outstanding under those plans were transferred to the Plan. No further grants or share issuances will be made under the previous plans. On June 27, 2017, the Company’s shareholders approved an amendment and restatement of the Plan in order to extend the term of the Plan by two years.

Stock-based compensation expense associated with the Company’s stock-based options to employees is calculated using the Black-Scholes valuation model. The Company’s stock-based awards have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates. The estimated fair value of the Company’s option grants is estimated using assumptions for expected life, volatility, dividend yield, and risk-free interest rate which are specific to each award. The estimated fair value of the Company’s options is amortized over the period during which an employee is required to provide service in exchange for the award (requisite service period), usually the vesting period. Accordingly, stock-based compensation cost before income tax effect for the Company’s options and restricted stock awards, in the amount of $50,000 and $100,000 is reflected in net income for the three and six month periods ended June 30, 2017 compared to $60,000 and $119,000 in the same periods prior year, respectively. At June 30, 2017, there was approximately $358,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan, excluding the unrecognized compensation cost associated with the Award Agreements, discussed below. This cost is expected to be recognized over a period of approximately three years.

On January 4, 2017, the Company entered into a Performance Share Award Agreement with three executive officers of the Company (the “Award Agreements”) for 161,766 restricted stock awards which vest upon the achievement of certain performance metrics. The Award Agreements expire on March 31, 2020. Based on the guidance in ASC 718 Stock Compensation (“ASC 718”), the Company concluded these were performance based awards with vesting criteria tied to performance metrics and that as of June 30, 2017 it is not probable that any of the required metrics for vesting will be achieved. As a result, the Company has not recognized any stock-based compensation expense associated with these awards for the three and six month periods ended June 30, 2017. The unrecognized stock-based compensation expense for these awards was approximately $542,000 as of June 30, 2017. If and when the Company determines that the performance metrics’ achievement becomes probable, the Company will record a cumulative catch-up stock-based compensation amount and the remaining unrecognized amount will be recorded over the remaining requisite service period of the awards.

The following table summarizes the outstanding restricted stock awards, consisting primarily of annual automatic grants and deferred compensation to non-employee directors, for the six month period ended June 30, 2017:

	Restricted Stock Awards/Units	Grant Date Weighted- Average Fair Value	Intrinsic Value
Outstanding at January 1, 2017	4,000	$2.25	$-
Granted	21,000	$3.48	$-
Vested	(13,000)	$3.07	$-
Forfeited	-	$-	$-
Outstanding at June 30, 2017	12,000	$3.54	$4,000

The following table summarizes stock option activity for the six month period ended June 30, 2017:

	Stock Options	Grant Date Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Intrinsic Value
Outstanding at January 1, 2017	625,000	$2.85	4.25	$-
Granted	14,000	$3.90	-	$-
Exercised	(4,000)	$2.81	-	$-
Forfeited	(23,000)	$2.82	-	$-
Outstanding at June 30, 2017	612,000	$2.87	3.85	$630,000
Exercisable at June 30, 2017	295,000	$2.82	3.63	$318,000

Note 4. Investment in Equity Securities

As of June 30, 2017 and December 31, 2016, the Company had a $579,000 investment in the common stock of Mevion, representing an approximate 0.46% interest in Mevion. The Company accounts for this investment under the cost method. The Company carries its investment in Mevion at cost and reviews it for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value of the investment may not be recoverable.

The Company reviewed this investment at June 30, 2017 in light of both current market conditions and the current operations of Mevion as they continue to grow their PBRT business. Based on its analysis, the Company determined no additional impairment needed to be recognized as of June 30, 2017.

Note 5. Fair Value of Financial Instruments

The Company’s disclosures of the fair value of financial instruments is based on a fair value hierarchy that prioritizes the inputs to the valuation techniques used to measure fair value into three levels. Level 1 inputs are unadjusted quoted market prices in active markets for identical assets and liabilities that the Company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for assets or liabilities, and reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

The estimated fair value of the Company’s assets and liabilities as of June 30, 2017 and December 31, 2016 were as follows (in thousands):

		Level 1	Level 2	Level 3	Total	Carrying Value
June 30, 2017

Assets:
	Cash, cash equivalents, restricted cash	$2,851	$-	$-	$2,851	$2,851
	Investment in equity securities	-	-	579	579	579
	Total	$2,851	$-	$579	$3,430	$3,430

Liabilities:
	Debt obligations	$-	$-	$7,236	$7,236	$7,149
	Total	$-	$-	$7,236	$7,236	$7,149

December 31, 2016

Assets:
	Cash, cash equivalents, restricted cash	$3,121	$-	$-	$3,121	$3,121
	Investment in equity securities	-	-	579	579	579
	Total	$3,121	$-	$579	$3,700	$3,700

Liabilities:
	Debt obligations	$-	$-	$7,354	$7,354	$7,311
	Total	$-	$-	$7,354	$7,354	$7,311

Note 6. Repurchase of Common Stock

In 1999 and 2001, the Board of Directors approved resolutions authorizing the Company to repurchase up to a total of 1,000,000 shares of its own stock on the open market, which the Board reaffirmed in 2008. There were no shares repurchased during the three and six month periods ended June 30, 2017 or 2016, respectively. There are approximately 72,000 shares remaining under this repurchase authorization as of June 30, 2017.

Note 7. Income Taxes

The Company generally calculates its effective income tax rate at the end of an interim period using an estimate of the annualized effective income tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate of the annualized effective income tax rate cannot be made, the Company computes its provision for income taxes using the actual effective income tax rate for the results of operations reported within the year-to-date periods. The Company’s effective income tax rate is highly influenced by relative income or losses reported and the amount of the nondeductible stock-based compensation associated with grants of its common stock options and historically from the results of foreign operations. A small change in estimated annual pretax income (loss) can produce a significant variance in the annualized effective income tax rate given the expected amount of these items. As a result, the Company has computed its provision for income taxes for the three and six month periods ended June 30, 2017 and 2016 by applying the actual effective tax rates to income or (loss) reported within the condensed consolidated financial statements through those periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report to the Securities and Exchange Commission may be deemed to contain certain forward-looking statements with respect to the financial condition, results of operations and future plans of the Company, which involve risks and uncertainties including, but not limited to, the risks of the Gamma Knife, proton therapy and radiation therapy businesses, the risks of developing The Operating Room for the 21st CenturySM program, and the risks of investing in Mevion. Further information on potential factors that could affect the financial condition, results of operations and future plans of American Shared Hospital Services is included in the filings of the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and the definitive Proxy Statement for the Annual Meeting of Shareholders held on June 27, 2017.

The Company had sixteen Gamma Knife units, one PBRT system and one IGRT unit in operation at June 30, 2017, and seventeen Gamma Knife units, one PBRT system and one IGRT machine in operation at June 30, 2016. Two of the Company’s customer contracts are through subsidiaries where GKF or its subsidiary is the majority owner and managing partner. Nine of the Company’s sixteen current Gamma Knife customers are under fee-per-use contracts, and seven customers are under retail arrangements. The Company’s contracts to provide radiation therapy and related equipment services to an existing Gamma Knife customer and the Company’s PBRT system at Orlando Health, are also considered retail arrangements. Retail arrangements are further classified as either turn-key or revenue sharing. Revenue from fee per use contracts is determined by each hospital’s contracted rate. Revenue is recognized at the time procedures are performed, based on each hospital’s contracted rate. Under revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital. The amount the Company expects to receive is recorded as revenue and estimated based on historical experience. Revenue estimates are reviewed periodically and adjusted as necessary. Under turn-key arrangements, the Company receives payment from the hospital in the amount of the hospital’s reimbursement from third party payors, and the Company is responsible for paying all the operating costs of the equipment. Operating costs are determined primarily based on historical treatment protocols and cost schedules with the hospital. The Company records an estimate of operating costs which are reviewed on a regular basis and adjusted as necessary to more accurately reflect the actual operating costs. For turn-key sites, the Company also shares a percentage of net operating profit. The Company records an estimate of net operating profit based on estimated revenues, less estimated operating costs. The operating costs and estimated net operating profit are recorded as other direct operating costs in the condensed consolidated statement of operations.

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

Medical services revenue increased by $427,000 and $1,103,000 to $4,945,000 and $9,859,000 for the three and six month periods ended June 30, 2017 from $4,518,000 and $8,756,000 for the same periods prior year, respectively. The Company’s PBRT system at Orlando Health treated its first patient in April 2016. For the three and six month periods ended June 30, 2017, revenues from this system were $862,000 and $2,017,000 compared to $446,000 in the same periods prior year, respectively. The number of PBRT fractions increased 747 and 1,967 to 1,189 and 2,409 for the three and six month periods ended June 30 2017 compared to 442 in the same periods prior year, respectively. The increase for the three and six month periods ended June 30, 2017 is due to the PBRT ramping up volume in its first year of operations.

Gamma Knife revenues increased $6,000 and decreased $500,000 to $3,968,000 and $7,586,000 for the three and six month periods ended June 30, 2017 compared to $3,962,000 and $8,087,000 in the same periods prior year, respectively. Excluding the customer site who purchased their Gamma Knife unit in April 2017, revenues increased $238,000 and decreased $256,000 for the three and six month periods ended June 30, 2017 compared to the same periods prior year, respectively. For the three month period ended June 30, 2017, the increase in Gamma Knife revenue was due to a favorable payor mix at the Company’s retail sites. For the six month period ended June 30, 2017, the decrease in revenue was due to a decline in volume.

The number of Gamma Knife procedures decreased by 64 and 89 to 418 and 874 for the three and six month periods ended June 30, 2017 from 482 and 963 in the same periods prior year, respectively. Excluding the customer site who purchased their Gamma Knife unit in April 2017, Gamma Knife procedures decreased 9 and 31 for the three and six month periods ended June 30, 2017 compared to the same periods prior year, respectively. For the three month period ended June 30, 2017, the lower volume was due to normal, cyclical fluctuations. For the six month period ended June 30, 2017, the decrease in volume was primarily due to two customer sites experiencing downtime in order to perform a Cobalt-60 reload.

IGRT revenues increased $5,000 and $32,000 to $115,000 and $255,000 for the three and six month periods ended June 30, 2017 compared to $110,000 and $223,000 in the same periods prior year. For the three and six month periods ended June 30, 2017, the increase in revenue was due to increased volumes at the Company’s IGRT site.

Total costs of revenue increased by $15,000 and $78,000 to $2,694,000 and $5,262,000 for the three and six month periods ended June 30, 2017 from $2,679,000 and $5,184,000 for the same periods prior year, respectively. Maintenance and supplies decreased by $2,000 and $14,000 for the three and six month periods ended June 30, 2017, respectively. Depreciation and amortization increased by $73,000 and $115,000 for the three and six month periods ended June 30, 2017, respectively, primarily due to depreciation incurred on the PBRT system and increased depreciation expense from two Cobalt-60 reloads which were done in the first quarter of 2017. When a reload is performed the book value of the unit increases which increases depreciation expense. Other direct operating costs decreased by $56,000 and $23,000 for the three and six month periods ended June 30, 2017, respectively, due to decreased marketing expense.

Selling and administrative costs increased by $175,000 and $365,000 to $1,138,000 and $2,277,000 for the three and six month periods ended June 30, 2017 from $963,000 and $1,912,000 for the same periods prior year, respectively. For the three month period ended June 30, 2017, the increase was driven by start-up costs for the Company’s new site in Peru, legal fees, consulting fees, and travel costs. For the six month period ended June 30, 2017, the increase was driven by start-up costs for the Company’s new site in Peru, legal fees, consulting fees, travel costs, severance expense, and building rent. The Company moved offices on August 13, 2016. Prior to the move, the Company subleased a portion of its existing office space. The sublease income offset total rent expense over the term of the sublease, which ended in May 2016.

Interest expense increased by $11,000 and $179,000 to $444,000 and $897,000 for the three and six month periods ended June 30, 2017 from $433,000 and $718,000 for same periods prior year, respectively. Interest expense increased for the three and six month periods ended June 30, 2017, due to the interest incurred on the PBRT lease financing. This increase was offset by a lower average principal base on the Gamma Knife debt and leases, compared to prior year, effectively reducing interest expense.

The Company incurred a loss on early extinguishment of debt of $0 for the three and six month periods ended June 30, 2017 compared to $0 and $108,000 for the same periods prior year, respectively. In February 2016, the Company used a portion of the proceeds from the lease financing for its first MEVION S250 to pay down the $1,000,000 of Notes that were issued pursuant to the Note agreements between the Company and four members of the Company’s Board of Directors. The Notes and warrant agreements permitted for early payment without penalty to the Company. The Notes were issued with common stock warrants with an estimated fair value of $145,000. The unamortized balance of the discount on the Notes, of $80,000, and deferred fees incurred from the issuance of the Note of approximately $28,000, were recorded as a loss on early extinguishment of debt on the Company’s condensed consolidated Statement of Operations.

Interest and other loss or income decreased by $8,000 and $9,000 to a loss of $5,000 and $1,000 for the three and six month periods ended June 30, 2017 from income of $3,000 and $8,000 for the same periods prior year, respectively. Interest and other income or loss is generated from interest earned or lost on the Company’s investments.

Income tax expense increased $127,000 and $279,000 to $220,000 and $436,000 for the three and six month periods ended June 30, 2017 compared to income tax expense of $93,000 and $157,000 for the same periods prior year, respectively. For the three and six month periods ended June 30, 2017, income tax expense was primarily due to taxable income attributable to GKF and Orlando operations. Income tax expense for the three and six month periods ended June 30, 2017 was also higher, compared to the same periods prior year, because the Company’s income tax expense computation could not include the start-up losses associated with the Company’s Gamma Knife unit in Peru for financial reporting purposes.

Net income attributable to non-controlling interest increased by $71,000 and $39,000 to $331,000 and $580,000 for the three and six month periods ended June 30, 2017 from $260,000 and $541,000 for the same periods prior year, respectively. Non-controlling interest primarily represents the 19% interest of GKF owned by a third party, as well as non-controlling interests in subsidiaries of GKF owned by third parties that began operations in 2011. Variances in net income attributable to non-controlling interest represent the relative increase or decrease in profitability of GKF and these ventures.

Net income increased $20,000 and $262,000 to $113,000, or $0.02 per diluted share, and $406,000, or $0.07 per diluted share, for the three and six month periods ended June 30, 2017, compared to net income of $93,000, or $0.02 per diluted share, and $144,000, or $0.03 per diluted share, in the same periods prior year, respectively. Excluding the loss on early extinguishment of debt, net of estimated taxes, net income increased $198,000 for the six month period ended June 30, 2017. For the three and six month periods ended June 30, 2017, the increase in net income was due to Orlando operations, offset by increased selling and administrative costs.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $2,851,000 at June 30, 2017 compared to $3,121,000 at December 31, 2016. The Company’s cash position decreased by $270,000 due to payments for the purchase of property and equipment of $1,469,000, principal payments on long term debt and capital leases of $3,805,000, and distributions to non-controlling interests of $291,000. These decreases were offset by net cash from operating activities of $4,038,000, proceeds from the sale of equipment of $150,000, proceeds from long term debt financing on property and equipment of $992,000, and proceeds from warrants and options exercised of $115,000.

The Company has scheduled interest and principal payments under its debt obligations of approximately $2,836,000 and scheduled capital lease payments of approximately $5,982,000 during the next 12 months. The Company believes that its cash flow from cash on hand, operations, and other resources are adequate to meet its scheduled debt and capital lease obligations during the next 12 months. See additional discussion below related to commitments.

As of June 30, 2017, the Company had shareholders’ equity of $28,083,000, working capital of $398,000 and total assets of $58,994,000.

Commitments

As of June 30, 2017, the Company had commitments to purchase two MEVION S250 PBRT systems for $25,800,000 and the Company had $2,000,000 in non-refundable deposits toward the purchase of these two PBRT systems from Mevion. The non-refundable deposits are recorded in the Condensed Consolidated Balance Sheets as deposits and construction in progress.

On July 21, 2017, the Company signed First Amendments to two System Build Agreements (the “Amendments”) for the Company’s second and third Mevion PBRT units. The Company and Mevion have agreed on preliminary construction and delivery timetables for the second and third PBRT units for which the Company has purchase commitments. The Company’s delivery timeframe is triggered by USFDA 510K clearance of Mevion’s recently developed treatment nozzle. The Company is actively seeking sites for these units but, to date, has not entered into agreements with any party for either placement of a PBRT unit or the related financing. The Company projects that it will be required to commence taking delivery of the second and third PBRT units no later than 2019 and 2020, respectively.

As of June 30, 2017, the Company had a commitment to purchase one Gamma Knife Perfexion system. Total Gamma Knife commitments as of June 30, 2017 were $2,150,000. The Perfexion unit is for a new site where the Company expects to start treating patients in the latter half of 2017. The Company has secured financing for this unit. There are no other significant cash requirements in the next 12 months for this commitment. There can be no assurance that financing will be available for the Company’s current or future projects, or at terms that are acceptable to the Company.

The Company estimates the following commitments for each of the equipment systems with expected timing of payments as follows as of June 30, 2017:

	2017	Thereafter	Total

Proton Beam Units	$-	$25,800,000	$25,800,000

Gamma Knife Units	2,150,000	-	2,150,000

Total Commitments	$2,150,000	$25,800,000	$27,950,000

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage or prepayment features. The Company does not have affiliation with partnerships, trusts or other entities whose purpose is to facilitate off-balance sheet financial transactions or similar arrangements, and therefore has no exposure to the financing, liquidity, market or credit risks associated with such entities. At June 30, 2017, the Company had no significant long-term, market-sensitive investments.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the company and its subsidiaries is communicated to the chief executive officer and the chief financial officer. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of June 30, 2017, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the chief executive officer and the chief financial officer, and recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

There were no changes in our internal control over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There are no changes from those listed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibit Index

Incorporated by reference herein
Exhibit
Number		Description	Form	Exhibit	Date

10.1	*	Addendum Four to Equipment Lease Agreement (for a Gamma Knife Unit) dated as of May 1, 2017 between Mercy Hospital Oklahoma City, Inc., and GK Financing, LLC.

10.2	*	Second Amendment to Equipment Lease Agreement (for a Gamma Knife Unit) dated as of June 1, 2017 between GK Financing, LLC and Fort Sanders Regional Medical

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14a/15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14a/15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	ǂ	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Definition Linkbase Documen
101.LAB	*	XBRL Taxonomy Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

	*	Filed herewith.
	ǂ	Furnished herewith.
20

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SHARED HOSPITAL SERVICES

Registrant

Date:	August 10, 2017	/s/ Ernest A. Bates, M.D.
Ernest A. Bates, M.D.
Chairman of the Board and Chief Executive Officer

Date:	August 10, 2017	/s/ Craig K. Tagawa
Craig K. Tagawa
Senior Vice President
Chief Operating and Financial Officer

