Form 10-Q
period 2017-09-30
AMERICAN SHARED HOSPITAL SERVICES
filed 2017-11-13
CIK 744825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017 or

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

Yes ☐  No ☒

As of November 7, 2017, there are outstanding 5,710,000 shares of the Registrant’s common stock.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
ASSETS	September 30, 2017	December 31, 2016

Current assets:
Cash and cash equivalents	$1,315,000	$2,871,000
Restricted cash	350,000	250,000
Accounts receivable, net of allowance for doubtful accounts of $100,000 at September 30, 2017 and $100,000 at December 31, 2016	5,345,000	4,085,000
Other receivables	221,000	290,000
Prepaid expenses and other current assets	1,859,000	892,000

Total current assets	9,090,000	8,388,000

Property and equipment:
Medical equipment and facilities	95,865,000	96,270,000
Office equipment	566,000	537,000
Deposits and construction in progress	3,682,000	8,073,000
	100,113,000	104,880,000
Accumulated depreciation and amortization	(50,057,000)	(53,549,000)
Net property and equipment	50,056,000	51,331,000

Investment in equity securities	579,000	579,000
Other assets	251,000	300,000

Total assets	$59,976,000	$60,598,000

LIABILITIES AND	(unaudited)
SHAREHOLDERS’ EQUITY	September 30, 2017	December 31, 2016

Current liabilities:
Accounts payable	$261,000	$319,000
Employee compensation and benefits	240,000	184,000
Other accrued liabilities	1,289,000	1,100,000

Current portion of long-term debt	2,495,000	2,205,000
Current portion of obligations under capital leases	4,538,000	4,873,000

Total current liabilities	8,823,000	8,681,000

Long-term debt, less current portion	4,221,000	5,106,000
Long-term capital leases, less current portion	13,538,000	14,852,000
Deferred revenue, less current portion	530,000	610,000

Deferred income taxes	4,676,000	4,176,000

Shareholders’ equity:
Common stock, no par value (10,000,000 authorized; 5,710,000 shares issued and outstanding at September 30, 2017 and 5,468,000 shares at December 31, 2016)	10,711,000	10,596,000
Additional paid-in capital	6,107,000	5,949,000
Retained earnings	5,455,000	4,950,000
Total equity-American Shared Hospital Services	22,273,000	21,495,000
Non-controlling interest in subsidiary	5,915,000	5,678,000
Total shareholders’ equity	28,188,000	27,173,000

Total liabilities and shareholders’ equity	$59,976,000	$60,598,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Rental income from medical services	$4,613,000	$4,884,000	$14,472,000	$13,640,000

Costs of revenue:

Maintenance and supplies	331,000	163,000	811,000	657,000

Depreciation and amortization	1,674,000	1,687,000	5,000,000	4,898,000

Other direct operating costs	726,000	638,000	2,182,000	2,117,000

	2,731,000	2,488,000	7,993,000	7,672,000

Gross Margin	1,882,000	2,396,000	6,479,000	5,968,000

Selling and administrative expense	1,026,000	999,000	3,303,000	2,911,000

Interest expense	417,000	501,000	1,314,000	1,219,000

Operating income	439,000	896,000	1,862,000	1,838,000

(Loss) on early extinguishment of debt	-	-	-	(108,000)

Interest and other income (loss)	-	3,000	(1,000)	11,000

Income before income taxes	439,000	899,000	1,861,000	1,741,000

Income tax expense	164,000	267,000	600,000	424,000

Net income	275,000	632,000	1,261,000	1,317,000

Less: Net (income) attributable to non-controlling interests	(176,000)	(298,000)	(756,000)	(839,000)

Net income attributable to American Shared Hospital Services	$99,000	$334,000	$505,000	$478,000

Net income per share:

Earnings per common share - basic	$0.02	$0.06	$0.09	$0.09

Earnings per common share - diluted	$0.02	$0.06	$0.09	$0.09

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	PERIODS ENDED DECEMBER 31, 2016 AND SEPTEMBER 30, 2017
			Additional			Non-controlling
	Common	Common	Paid-in	Retained	Sub-Total	Interests in
	Shares	Stock	Capital	Earnings	ASHS	Subsidiaries	Total

Balances at January 1, 2016	5,364,000	$10,376,000	$5,734,000	$4,020,000	$20,130,000	$5,050,000	$25,180,000

Stock-based compensation expense	4,000	-	215,000	-	215,000	-	215,000

Warrants exercised	100,000	220,000	-	-	220,000	-	220,000

Non-controlling interest investment in subsidiaries	-	-	-	-	-	7,000	7,000

Cash distributions to non-controlling interests	-	-	-	-	-	(699,000)	(699,000)

Net income	-	-	-	930,000	930,000	1,320,000	2,250,000

Balances at December 31, 2016	5,468,000	$10,596,000	$5,949,000	$4,950,000	$21,495,000	$5,678,000	$27,173,000

Stock-based compensation expense	4,000	-	158,000	-	158,000	-	158,000

Restricted stock awards	162,000	-	-	-	-	-	-

Warrants and options exercised	76,000	115,000	-	-	115,000	-	115,000

Cash distributions to non-controlling interests	-	-	-	-	-	(519,000)	(519,000)

Net income	-	-	-	505,000	505,000	756,000	1,261,000

Balances at September 30, 2017	5,710,000	$10,711,000	$6,107,000	$5,455,000	$22,273,000	$5,915,000	$28,188,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months ended September 30,
	2017	2016
Operating activities:
Net income	$1,261,000	$1,317,000

Adjustments to reconcile net income to net cash from operating activities:

Depreciation and amortization	5,050,000	4,929,000

Loss on sale or disposal of assets	15,000	-

Loss on early extinguishment of debt	-	108,000

Deferred income tax	500,000	378,000

Stock based compensation expense	158,000	161,000

Net accrued interest on lease financing	(79,000)	-

Other non-cash items	-	4,000

Changes in operating assets and liabilities:

Accounts receivable and other receivables	(1,191,000)	(1,281,000)

Prepaid expenses and other assets	(944,000)	(226,000)

Deferred revenue	(84,000)	(186,000)

Accounts payable and accrued liabilities	290,000	490,000

Net cash from operating activities	4,976,000	5,694,000

Investing activities:
Payment for purchase of property and equipment	(760,000)	(1,050,000)

Proceeds from sale of equipment	150,000	-

Net cash (used in) investing activities	(610,000)	(1,050,000)

Financing activities:
Principal payments on long-term debt	(1,595,000)	(2,383,000)

Principal payments on capital leases	(3,823,000)	(3,054,000)

Capital contributions from non-controlling interests	-	7,000

Distributions to non-controlling interests	(519,000)	(514,000)

Proceeds from warrants and options exercised	115,000	-

Reclassification of restricted cash	(100,000)	(200,000)

Proceeds from capital lease financing for reimbursement of payments for acquisition of equipment	-	1,137,000

Net cash (used in) financing activities	(5,922,000)	(5,007,000)

Net change in cash and cash equivalents	(1,556,000)	(363,000)

Cash and cash equivalents at beginning of period	2,871,000	2,209,000

Cash and cash equivalents at end of period	$1,315,000	$1,846,000

Supplemental cash flow disclosure:
Cash paid during the period for:

Interest	$1,424,000	$1,614,000

Income taxes paid	$104,000	$219,000

Schedule of non-cash investing and financing activities
Acquisition of equipment with capital lease financing	$2,153,000	$8,332,000

Acquisition of equipment with long-term debt financing	$992,000	$-

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.             Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly American Shared Hospital Services’ consolidated financial position as of September 30, 2017 and the results of its operations for the three and nine-month periods ended September 30, 2017 and 2016, which results are not necessarily indicative of results on an annualized basis. Consolidated balance sheet amounts as of December 31, 2016 have been derived from audited consolidated financial statements.

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

The Company (through ASRS) and Elekta AB, the manufacturer of the Gamma Knife (through its wholly-owned United States subsidiary, GKV Investments, Inc.), entered into an operating agreement and formed GKF. As of September 30, 2017, GKF provided Gamma Knife units to sixteen medical centers in the United States in the states of Arkansas, California, Florida, Illinois, Massachusetts, Mississippi, Nebraska, Nevada, New Jersey, New Mexico, New York, Tennessee, Ohio, Oregon, and Texas. GKF also owns and operates a single-unit Gamma Knife facility in Lima, Peru.

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

The Company formed the subsidiaries GKPeru and GKUK for the purposes of expanding its business internationally into Peru and the United Kingdom, respectively; Orlando and LBE to provide proton beam therapy equipment and services in Orlando, Florida and Long Beach, California; and AGKE and JGKE to provide Gamma Knife equipment and services in Albuquerque, New Mexico and Jacksonville, Florida, respectively. AGKE began operations in the second quarter of 2011 and JGKE began operations in the fourth quarter of 2011. Orlando treated its first patient in April 2016. GKPeru treated its first patient in July 2017. GKUK is inactive and LBE is not expected to generate revenue within the next two years.

The Company continues to develop its design and business model for “The Operating Room for the 21st Century” SM (“OR21”), through its 50% owned OR21, LLC (“OR21 LLC”). The remaining 50% is owned by an architectural design company. OR21 is not expected to generate significant revenue within the next two years.

MedLeader was formed to provide continuing medical education online and through videos for doctors, nurses, and other healthcare workers. This subsidiary is not operational at this time.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Based on the guidance provided in accordance with Accounting Standards Codification (“ASC”) 280 Segment Reporting (“ASC 280”), the Company has analyzed its subsidiaries which are all in the business of leasing radiosurgery and radiation therapy equipment to healthcare providers, and concluded there is one reportable segment, Rental Income from Medical Services. The Company provides Gamma Knife, PBRT, and IGRT equipment to seventeen hospitals in the United States as of September 30, 2017. The Company, through GKF, also owns and operates a single-unit Gamma Knife facility in Lima, Peru. These eighteen locations operate under different subsidiaries of the Company, but offer the same service, radiosurgery and radiation therapy. The operating results of the subsidiaries are reviewed by the Company’s Chief Executive Officer and Chief Financial Officer, who are also deemed the Company’s Chief Operating Decision Makers (“CODMs”) and this is done in conjunction with all of the subsidiaries and locations.

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

As of December 31, 2016, the Company had warrants outstanding representing the right to purchase 100,000 shares of the Company’s common stock at $2.20 per share. These warrants were issued with the Notes to four members of the Company’s Board of Directors. During the nine-month period ended September 30, 2017, 100,000 of the warrants were exercised. 50,000 of the 100,000 warrants were exercised via a cashless exercise resulting in the net issuance of approximately 25,000 shares. There are no warrants outstanding as of September 30, 2017.

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

On July 21, 2017, the Company entered into a Maintenance and Support Agreement (the “Mevion Service Agreement”) with Mevion Medical Systems, Inc. (“Mevion”), formerly Still River Systems, which provides for maintenance and support of the Company’s PBRT unit at Orlando Health. The Mevion Service Agreement began September 5, 2017 and required an upfront payment of $1,000,000 which was made on August 4, 2017, and further requires payments over the next 11 months. This payment portion was recorded as a prepaid contract and will be amortized over the one-year service period. The Mevion Service Agreement is for a five (5) year period.

In May 2014, the Financial Accounting Standards Board “(FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in United States Generally Accepted Accounting Principles (“GAAP”) when it becomes effective. In December 2016, FASB issued ASU 2016-20 Technical Corrections and Improvements to Topic 606, (“ASU 2016-20”), which affects some narrow aspects of ASU 2014-09. The new standard is effective for the Company for annual reporting periods beginning after December 15, 2017 and interim reporting periods therein. Early application is permitted for reporting periods beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. The Company performed an analysis to determine if its revenue agreements with customers fall under the scope of ASU No. 2016-02 Leases (“ASU 2016-02”) or ASU 2014-09 and concluded that, other than with respect to the Company’s stand-alone facility in Lima, Peru, ASU 2014-09 was not applicable. The Company has a project team in place to analyze the impact of ASU 2014-09 to its revenue stream in Peru. The Company believes it is following an appropriate timeline to allow for proper recognition, presentation, and disclosure upon adoption of ASU 2014-09. The Company intends to adopt the standard at the date required for public companies, but has not yet selected a transition method. The Company does not anticipate any change to its IT control environment from the adoption of ASU 2014-09.

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

In February 2016, the FASB issued ASU 2016-02, which requires lessees to recognize, for all leases, at the commencement date, a lease liability, and a right-of-use asset. Under the new guidance, lessor accounting is largely unchanged. The new guidance is effective for the Company on January 1, 2019. Early adoption is permitted. The Company is evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures. The Company performed an analysis to determine if its revenue agreements with customers fall under the scope of ASU 2016-02 or ASU 2014-09 and conclude that, other than with respect to the Company’s stand-alone facility in Lima, Peru, ASU 2016-02 applied. The Company believes it is following an appropriate timeline to allow for proper recognition, presentation, and disclosure upon adoption of ASU 2016-02.

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

Note 2.              Per Share Amounts

Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding. The computation for the three and nine-month periods ended September 30, 2017 excluded approximately 14,000 stock options, respectively, because the exercise price of the options was higher than the average market price during those periods. The computation for the three-month period ended September 30, 2016 excluded approximately 571,000 stock options and the nine-month period ended September 30, 2016 excluded approximately 600,000 stock options and 200,000 common stock warrants, because the exercise price of the options or warrants was higher than the average market price during those periods.

The following table sets forth the computation of basic and diluted earnings per share for the three and nine-month periods ended September 30, 2017 and 2016:

	Three Months ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016
Net income attributable to American Shared Hospital Services	$99,000	$334,000	$505,000	$478,000

Weighted average common shares for basic earnings per share	5,947,000	5,554,000	5,745,000	5,553,000
Diluted effect of stock options and restricted stock	94,000	39,000	167,000	11,000
Weighted average common shares for diluted earnings per share	6,041,000	5,593,000	5,912,000	5,564,000

Basic earnings per share	$0.02	$0.06	$0.09	$0.09
Diluted earnings per share	$0.02	$0.06	$0.09	$0.09

Note 3.              Stock-based Compensation

In June 2010, the Company’s shareholders approved an amendment and restatement of the Company’s stock incentive plan, renaming it the Incentive Compensation Plan (the “Plan”), and among other things, increasing the number of shares of the Company’s common stock reserved for issuance under the Plan to 1,630,000. The Plan provides that the shares reserved under the Plan are available for issuance to officers of the Company, other key employees, non-employee directors, and advisors. The Plan is a successor to the Company’s previous plans, and any shares awarded and outstanding under those plans were transferred to the Plan. No further grants or share issuances will be made under the previous plans. On June 27, 2017, the Company’s shareholders approved an amendment and restatement of the Plan in order to extend the term of the Plan by two years to February 22, 2020.

Stock-based compensation expense associated with the Company’s stock options to employees is calculated using the Black-Scholes valuation model. The Company’s stock awards have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates. The estimated fair value of the Company’s option grants is estimated using assumptions for expected life, volatility, dividend yield, and risk-free interest rate which are specific to each award. The estimated fair value of the Company’s options is amortized over the period during which an employee is required to provide service in exchange for the award (requisite service period), usually the vesting period. Accordingly, stock-based compensation cost before income tax effect for the Company’s options and restricted stock awards, in the amount of $58,000 and $158,000 is reflected in net income for the three and nine-month periods ended September 30, 2017 compared to $42,000 and $161,000 in the same periods prior year, respectively. At September 30, 2017, there was approximately $330,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan, excluding the unrecognized compensation cost associated with the Award Agreements, discussed below. This cost is expected to be recognized over a period of approximately three years.

On January 4, 2017, the Company entered into a Performance Share Award Agreement with three executive officers of the Company (the “Award Agreements”) for 161,766 restricted stock awards which vest upon the achievement of certain performance metrics. The Award Agreements expire on March 31, 2020. Based on the guidance in ASC 718 Stock Compensation (“ASC 718”), the Company concluded these were performance-based awards with vesting criteria tied to performance metrics and that as of September 30, 2017 it is not probable that any of the required metrics for vesting will be achieved. As a result, the Company has not recognized any stock-based compensation expense associated with these awards for the three and nine-month periods ended September 30, 2017. The unrecognized stock-based compensation expense for these awards was approximately $542,000 as of September 30, 2017. If and when the Company determines that the performance metrics’ achievement becomes probable, the Company will record a cumulative catch-up stock-based compensation amount and the remaining unrecognized amount will be recorded over the remaining requisite service period of the awards.

The following table summarizes restricted stock awards, consisting primarily of annual automatic grants and deferred compensation to non-employee directors, for the nine-month period ended September 30, 2017:

	Restricted Stock Awards	Grant Date Weighted- Average Fair Value	Intrinsic Value
Outstanding at January 1, 2017	4,000	$2.25	$-
Granted	22,000	$3.47	$-
Vested	(17,000)	$3.16	$-
Forfeited	-	$-	$-
Outstanding at September 30, 2017	9,000	$3.58	$-

The following table summarizes stock option activity for the nine-month period ended September 30, 2017:

	Stock Options	Grant Date Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Intrinsic Value
Outstanding at January 1, 2017	625,000	$2.85	4.25	$-
Granted	19,000	$3.62	6.80	$-
Exercised	(4,000)	$2.81	-	$-
Forfeited	(23,000)	$2.82	-	$-
Outstanding at September 30, 2017	617,000	$2.87	3.63	$-
Exercisable at September 30, 2017	300,000	$2.82	3.43	$9,000

Note 4.              Investment in Equity Securities

As of September 30, 2017, and December 31, 2016, the Company had a $579,000 investment in the common stock of Mevion, representing an approximate 0.46% interest in Mevion. The Company accounts for this investment under the cost method. The Company carries its investment in Mevion at cost and reviews it for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value of the investment may not be recoverable.

The Company reviewed this investment at September 30, 2017 in light of both current market conditions and the current operations of Mevion as they continue to grow their PBRT business. Based on its analysis, the Company determined no additional impairment needed to be recognized as of September 30, 2017.

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

The estimated fair value of the Company’s assets and liabilities as of September 30, 2017 and December 31, 2016 were as follows (in thousands):

	Level 1	Level 2	Level 3	Total	Carrying Value
September 30, 2017

Assets:
Cash, cash equivalents, restricted cash	$1,665	$-	$-	$1,665	$1,665
Investment in equity securities	-	-	579	579	579
Total	$1,665	$-	$579	$2,244	$2,244

Liabilities
Debt obligations	$-	$-	$6,809	$6,809	$6,716
Total	$-	$-	$6,809	$6,809	$6,716

December 31, 2016

Assets:
Cash, cash equivalents, restricted cash	$3,121	$-	$-	$3,121	$3,121
Investment in equity securities	-	-	579	579	579
Total	$3,121	$-	$579	$3,700	$3,700

Liabilities
Debt obligations	$-	$-	$7,354	$7,354	$7,311
Total	$-	$-	$7,354	$7,354	$7,311

Note 6.              Repurchase of Common Stock

In 1999 and 2001, the Board of Directors approved resolutions authorizing the Company to repurchase up to a total of 1,000,000 shares of its own stock on the open market, which the Board reaffirmed in 2008. There were no shares repurchased during the three and nine-month periods ended September 30, 2017 or 2016, respectively. There are approximately 72,000 shares remaining under this repurchase authorization as of September 30, 2017.

Note 7.              Income Taxes

The Company generally calculates its effective income tax rate at the end of an interim period using an estimate of the annualized effective income tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate of the annualized effective income tax rate cannot be made, the Company computes its provision for income taxes using the actual effective income tax rate for the results of operations reported within the year-to-date periods. The Company’s effective income tax rate is highly influenced by relative income or losses reported and the amount of the nondeductible stock-based compensation associated with grants of its common stock options and from the results of foreign operations. A small change in estimated annual pretax income (loss) can produce a significant variance in the annualized effective income tax rate given the expected amount of these items. As a result, the Company has computed its provision for income taxes for the three and nine-month periods ended September 30, 2017 and 2016 by applying the actual effective tax rates to income or (loss) reported within the condensed consolidated financial statements through those periods.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report to the Securities and Exchange Commission may be deemed to contain certain forward-looking statements with respect to the financial condition, results of operations and future plans of the Company, which involve risks and uncertainties including, but not limited to, the risks of the Gamma Knife, proton therapy and radiation therapy businesses, the risks of developing The Operating Room for the 21st CenturySM program, and the risks of investing in Mevion. Further information on potential factors that could affect the financial condition, results of operations and future plans of the Company is included in the filings of the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and the definitive Proxy Statement for the Annual Meeting of Shareholders held on June 27, 2017.

The Company had seventeen Gamma Knife units, one PBRT system and one IGRT unit in operation on September 30, 2017, and on September 30, 2016, respectively. Three of the Company’s customer contracts are through subsidiaries where GKF or its subsidiary is the majority owner and managing partner. Nine of the Company’s sixteen current Gamma Knife customers are under fee-per-use contracts, and seven customers are under retail arrangements. The Company, through GKF, also owns and operates a single-unit Gamma Knife facility in Lima, Peru. This unit economically functions similarly to the Company’s turn-key retail arrangements. The Company’s contracts to provide radiation therapy and related equipment services to an existing Gamma Knife customer and the Company’s PBRT system at Orlando Health, are also considered retail arrangements. Retail arrangements are further classified as either turn-key or revenue sharing. Revenue from fee-per-use contracts is determined by each hospital’s contracted rate. Revenue is recognized at the time procedures are performed, based on each hospital’s contracted rate. Under revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital. The amount the Company expects to receive is recorded as revenue and estimated based on historical experience. Revenue estimates are reviewed periodically and adjusted as necessary. Under turn-key arrangements, the Company receives payment from the hospital in the amount of the hospital’s reimbursement from third party payors, and the Company is responsible for paying all the operating costs of the equipment. Operating costs are determined primarily based on historical treatment protocols and cost schedules with the hospital. The Company records an estimate of operating costs which are reviewed on a regular basis and adjusted as necessary to more accurately reflect the actual operating costs. For turn-key sites, the Company also shares a percentage of net operating profit. The Company records an estimate of net operating profit based on estimated revenues, less estimated operating costs. The operating costs and estimated net operating profit are recorded as other direct operating costs in the condensed consolidated statement of operations.

Effective January 1, 2017, the Centers for Medicare and Medicaid (“CMS”) established a Comprehensive Ambulatory Payment Classification for single session radiosurgery treatments. CMS has established a 2017 total reimbursement rate of approximately $9,000 ($8,800 in 2016) for a Medicare Gamma Knife treatment. The approximate CMS reimbursement rates for delivery of proton therapy for a simple treatment without compensation will be $494 ($506 in 2016) and $994 ($1,150 in 2016) for simple treatment with compensation, intermediate and complex treatments, respectively.

Rental income from medical services decreased by $271,000 and increased by $832,000 to $4,613,000 and $14,472,000 for the three and nine-month periods ended September 30, 2017 from $4,884,000 and $13,640,000 for the three and nine-month periods ended September 30, 2016, respectively. The Company’s PBRT system at Orlando Health treated its first patient in April 2016. For the three and nine-month periods ended September 30, 2017, revenues generated from this system were $935,000 and $2,953,000 compared to $800,000 and $1,246,000 in the same periods prior year, respectively. The number of PBRT fractions increased 71 and 2,038 to 940 and 3,349 for the three and nine-month periods ended September 30, 2017 compared to 869 and 1,311 in the same periods prior year, respectively. The increase is due to the PBRT system ramping up volume in its second year of operations.

Gamma Knife revenues decreased $369,000 and $869,000 to $3,564,000 and $11,150,000 for the three and nine-month periods ended September 30, 2017 compared to $3,933,000 and $12,019,000 in the same periods prior year, respectively. Excluding the customer site who purchased their Gamma Knife unit in April 2017 and the customer site whose contract expired August 31, 2017, Gamma Knife revenues increased $142,000 and decreased $51,000 for the three and nine-month periods ended September 30, 2017, compared to the same periods prior year, respectively. For the three-month period ended September 30, 2017, the increase was due to a favorable payor mix at the Company’s Gamma Knife retail sites. For the nine-month period ended September 30, 2017, the decrease was due to lower volumes at the Company’s existing Gamma Knife sites. The Company had two new Gamma Knife sites begin operations during the third quarter 2017. Both sites had minimal volume during the quarter and did not have a significant impact on Gamma Knife revenue for the three and nine-month periods ended September 30, 2017.

The number of Gamma Knife procedures decreased by 104 and 193 to 379 and 1,253 for the three and nine-month periods ended September 30, 2017 from 483 and 1,446 in the same periods in the prior year, respectively.  Excluding the customer site who purchased their Gamma Knife unit in April 2017 and the customer site whose contract expired August 31, 2017, Gamma Knife procedures increased 5 and decreased 26 for the three and nine-month periods ended September 30, 2017. The decrease for the nine-month period is due to normal, cyclical fluctuations. The Company had two new Gamma Knife sites begin operations during the third quarter 2017. Both sites had minimal volume during the quarter and did not have a significant impact on Gamma Knife volume for the three and nine-month periods ended September 30, 2017.

IGRT revenues decreased $38,000 and $6,000 to $114,000 and $369,000 for the three and nine-month periods ended September 30, 2017 from $152,000 and $375,000 in the same periods prior year, respectively. The decrease for the three and nine-month periods ended September 30, 2017 is due to lower volumes at the Company’s existing IGRT site.

Total costs of revenue increased by $243,000 and $321,000 to $2,731,000 and $7,993,000 for the three and nine-month periods ended September 30, 2017 from $2,488,000 and $7,672,000 in the same periods prior year, respectively. Maintenance and supplies increased by $168,000 and $154,000 for the three and nine-month periods ended September 30, 2017, respectively, primarily due to the Mevion Service Agreement which commenced September 2017. Depreciation and amortization decreased by $13,000 and increased $102,000 for the three and nine-month periods ended September 30, 2017, respectively. The decrease for the three-month period was due to the Company’s contracts which ended in the second and third quarters of 2017, respectively, offset by depreciation expense for the Company’s two new units which began operations in same periods. The increase for the nine-month period ended September 30, 2017 is primarily due to depreciation incurred on the PBRT system and the Company’s two new units which began operations in the second and third quarters of 2017, offset by the expired contracts in the same periods. Other direct operating costs increased by $88,000 and $65,000 for the three and nine-month periods ended September 30, 2017, respectively. The increase for the three and nine-month periods ended September 30, 2017 was due to operating costs at the Company’s Gamma Knife site in Peru and operating costs for the PBRT system.

Selling and administrative costs increased by $27,000 and $392,000 for the three and nine-month periods ended September 30, 2017 to $1,026,000 and $3,303,000 from $999,000 and $2,911,000 for the same periods prior year, respectively. For the three-month period ended September 30, 2017, the increase was driven by the Company’s new site in Peru. The increase for the nine-month period ended September 30, 2017 was driven by start-up costs for the Company’s new site in Peru, legal fees, consulting fees, travel costs, severance expense, and building rent. The Company moved offices on August 13, 2016. Prior to the move, the Company subleased a portion of its existing office space. The sublease income offset total rent expense over the term of the sublease, which ended in May 2016.

Interest expense decreased by $84,000 and increased $95,000 to $417,000 and $1,314,000 for the three and nine-month periods ended September 30, 2017 from $501,000 and $1,219,000 for the same periods prior year, respectively. For the three-month period ended September 30, 2017 the decrease was due to a lower average principal base on the Gamma Knife debt and leases, compared to prior year, effectively reducing interest expense. The increase for the nine-month period ended September 30, 2017 was due to interest incurred on the PBRT lease financing, offset by a lower average principal base on the Gamma Knife debt and leases, compared to prior year.

The Company incurred a loss on early extinguishment of debt of $0 for the three and nine-month periods ended September 30, 2017 compared to $0 and $108,000 for the same periods prior year, respectively. In February 2016, the Company used a portion of the proceeds from the lease financing for its first MEVION S250 to pay down the $1,000,000 of Notes that were issued pursuant to the Note agreements between the Company and four members of the Company’s Board of Directors. The Notes and warrant agreements permitted for early payment without penalty to the Company. The Notes were issued with common stock warrants with an estimated fair value of $145,000. The unamortized balance of the discount on the Notes, of $80,000, and deferred fees incurred from the issuance of the Note of approximately $28,000, were recorded as a loss on early extinguishment of debt on the Company’s condensed consolidated Statement of Operations.

Interest and other income (loss) decreased by $3,000 and $12,000 to $0 and a loss of $1,000 for the three and nine-month periods ended September 30, 2017 from $3,000 and $11,000 for the same periods prior year, respectively. Interest and other income (loss) is related to exchange rate transactions with the Company’s stand-alone facility in Lima, Peru.

Income tax expense decreased $103,000 and increased $176,000 to $164,000 and $600,000 for the three and nine-month periods ended September 30, 2017 from $267,000 and $424,000 for the same periods prior year, respectively. For the three-month period ended September 30, 2017, the decrease was due to lower taxable income attributable to Gamma Knife operations. For the nine-month period ended September 30, 2017, the increase was due to taxable income attributable to Orlando operations. Income tax expense for the nine-month period ended September 30, 2017 was also higher, compared to the same periods prior year, because the Company’s income tax expense computation could not include the losses associated with the Company’s Gamma Knife unit in Peru for financial reporting purposes.

Net income attributable to non-controlling interest decreased $122,000 and $83,000 to $176,000 and $756,000 for the three and nine-month periods ended September 30, 2017 from $298,000 and $839,000 for the same periods prior year, respectively. Non-controlling interest primarily represents the 19% interest of GK Financing owned by a third party, as well as non-controlling interests in subsidiaries of GK Financing owned by third parties that began operations in 2011. Variances in net income attributable to non-controlling interest represent the relative increase or decrease in profitability of GKF and these ventures.

The Company had net income of $99,000, or $0.02 per diluted share, and net income of $505,000, or $0.09 per diluted share, for the three and nine-month periods ended September 30, 2017 compared to net income of $334,000, or $0.06 per diluted share, and net income of $478,000, or $0.09 per diluted share in the same periods prior year, respectively. Excluding the loss on early extinguishment of debt, net of estimated taxes, net income decreased $37,000 for the nine-month period ended September 30, 2017. For the three and nine-month periods ended September 30, 2017, the decrease in net income was primarily due to lower Gamma Knife volumes, following the expiration of two contracts, PBRT maintenance costs, and increased selling and administrative costs.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $1,665,000 at September 30, 2017 compared to $3,121,000 at December 31, 2016. The Company’s cash position decreased by $1,556,000 due to the upfront payment of $1,000,000 for the Mevion Service Agreement and payments for the purchase of property and equipment of $760,000. These decreases were offset by proceeds from the sale of equipment of $150,000

The Company has scheduled interest and principal payments under its debt obligations of approximately $2,933,000 and scheduled capital lease payments of approximately $5,942,000 during the next 12 months. The Company believes that its cash flow from cash on hand, operations, and other cash resources are adequate to meet its scheduled debt and capital lease obligations during the next 12 months. See additional discussion below related to commitments.

The Company as of September 30, 2017 had shareholders’ equity of $28,188,000, working capital of $267,000 and total assets of $59,976,000.

Commitments

As of September 30, 2017, the Company had commitments to purchase two MEVION S250 PBRT systems for $25,800,000 and the Company had $2,000,000 in non-refundable deposits toward the purchase of these two PBRT systems from Mevion. The non-refundable deposits are recorded in the Condensed Consolidated Balance Sheets as deposits and construction in progress.

On July 21, 2017, the Company signed First Amendments to two System Build Agreements (the “Amendments”) for the Company’s second and third Mevion PBRT units. The Company and Mevion have agreed on preliminary construction and delivery timetables for the second and third PBRT units for which the Company has purchase commitments. The Company’s delivery timeframe is triggered by USFDA 510K clearance of Mevion’s recently developed treatment nozzle. The Company is actively seeking sites for these units but, to date, has not entered into agreements with any party for either placement of a PBRT unit or the related financing. The Company projects that it will be required to take delivery of the second and third PBRT units no later than 2019 and 2020, respectively.

As of September 30, 2017, the Company had commitments to perform two Cobtalt-60 reloads at existing Gamma Knife customer sites. Total Gamma Knife commitments as of September 30, 2017 were $1,500,000. The Cobalt-60 reloads are scheduled to occur in 2018. It is the Company’s intent to finance these reloads. There are no significant cash requirements, pending financing for the Cobalt-60 reloads in the next 12 months. There can be no assurance that financing will be available for the Company’s current or future projects, or at terms that are acceptable to the Company.

The Company estimates the following commitments for each of the equipment systems, with expected timing of payments as follows as of September 30, 2017:

	2017	Thereafter	Total

Proton Beam Units	$-	$25,800,000	$25,800,000

Gamma Knife Units	-	1,500,000	1,500,000

Total Commitments	$-	$27,300,000	$27,300,000

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage or prepayment features. The Company does not have affiliation with partnerships, trusts or other entities whose purpose is to facilitate off-balance sheet financial transactions or similar arrangements, and therefore has no exposure to the financing, liquidity, market or credit risks associated with such entities. At September 30, 2017, the Company had no significant long-term, market-sensitive investments.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the company and its subsidiaries is communicated to the chief executive officer and the chief financial officer. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of September 30, 2017, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the chief executive officer and the chief financial officer, and recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

There were no changes in our internal control over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There are no changes from those listed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibit Index

Incorporated by reference herein
Exhibit
Number		Description	Form	Exhibit	Date

10.1	#	Equipment Lease Agreement (for a Gamma Knife Unit) dated as of February 21, 2017 between Bryan Medical Center and GK Financing, LLC.
10.2	*	Second Amendment to Lease Agreement for a Gamma Knife Unit dated as of June 30, 2006 between Yale - New Haven Ambulatory Services Corporation, Yale New Haven Hospital, Inc. a/k/a Yale - New Haven Hospital and GK Financing, LLC
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14a/15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14a/15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	ǂ	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
ǂ	Furnished herewith.
#	Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SHARED HOSPITAL SERVICES

Registrant

Date:	November 13, 2017	/s/ Ernest A. Bates, M.D.
Ernest A. Bates, M.D.
Chairman of the Board and Chief Executive Officer

Date:	November 13, 2017	/s/ Craig K. Tagawa
Craig K. Tagawa
Senior Vice President
Chief Operating and Financial Officer

