Form 10-K
period 2017-12-31
AMERICAN SHARED HOSPITAL SERVICES
filed 2018-03-28
CIK 744825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

____________________

FORM 10-K

(Mark One)

☒	Annual Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act of 1934 For The Fiscal Year Ended December 31, 2017

or

☐	Transition Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act of 1934 For The Transition Period From _______________ to _______________ .

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

As of June 30, 2017, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $14,249,000.

Number of shares of common stock of the registrant outstanding as of March 20, 2018: 5,710,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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

These forward-looking statements involve known and unknown risks that may cause our actual results in future periods to differ materially from those expressed in any forward-looking statement. Factors that could cause or contribute to such differences include, but are not limited to, such things as:

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

PART I

ITEM 1. BUSINESS

GENERAL

American Shared Hospital Services (“ASHS” and, together with its subsidiaries, the “Company”) provides Gamma Knife stereotactic radiosurgery equipment and radiation therapy and related equipment to seventeen (17) medical centers in fifteen (15) states in the United States and one Gamma Knife unit at a stand-alone facility in Lima, Peru as of March 1, 2018. The Company provides Gamma Knife services through its 81% indirect interest in GK Financing, LLC, a California limited liability company (“GKF”). The remaining 19% of GKF is owned by GKV Investments, Inc., a wholly-owned U.S. subsidiary of Elekta AG, a Swedish company (“Elekta”). Elekta is the manufacturer of the Leksell Gamma Knife® (the “Gamma Knife”). GKF is a non-exclusive provider of alternative financing services for Leksell Gamma Knife units.

The Company wholly-owns the subsidiaries American Shared Radiosurgery Services (“ASRS”), OR21, Inc. and MedLeader.com, Inc. (“MedLeader”). ASRS is the majority-owner of GKF.

GKF has established the wholly-owned subsidiaries, Instituto de Gamma Knife del Pacifico S.A.C. (“GKPeru”) and GK Financing U.K., Limited (“GKUK”) for the purpose of providing similar Gamma Knife services in Peru and England. GKUK is inactive.

GKF also owns a 51% interest in Albuquerque GK Equipment, LLC (“AGKE”) and Jacksonville GK Equipment, LLC (“JGKE”). The remaining 49% in each of these two companies is owned by radiation oncologists.

The Company continues to develop its design and business model for “The Operating Room for the 21st Century” SM through its 50% owned OR21, LLC (“OR21”). The remaining 50% of OR21 is owned by an architectural design company. OR21 is not expected to generate significant revenue within the next two years.

The Company is also the sole owner of PBRT Orlando, LLC (“Orlando”) and the majority owner of Long Beach Equipment, LLC (“LBE”) which were formed to provide proton beam radiation therapy services in Orlando, Florida and Long Beach, California. A 40% minority ownership in LBE is owned by radiation oncologists.

In April 2006, the Company invested $2,000,000 for a minority equity interest in Mevion Medical Systems, Inc. (formerly Still River Systems, Inc.) (“Mevion”), a Littleton, Massachusetts company which, in collaboration with scientists from MIT’s Plasma Science and Fusion Center, was developing a medical device for the treatment of cancer patients using proton beam radiation therapy (“PBRT”). In September 2007, December 2011, and June 2012, the Company invested approximately $617,000, $70,000, and $31,000, respectively, for additional equity interests in Mevion. The Company has purchased and installed its first MEVION S250 PBRT system (“MEVION S250”) at Orlando Health - UF Health Cancer Center (“Orlando Health”) and has deposits of $2,000,000 towards the purchase of two more MEVION S250 systems from Mevion. The Company’s first MEVION S250 began treating patients at Orlando Health in April 2016. As of December 31, 2015, the Company recorded an impairment loss of $2,140,000 on its common stock investment in Mevion and as of December 31, 2017, the Company wrote down its remaining $579,000 investment in Mevion. See Item 1A Risk Factors and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information.

The Company was incorporated in the State of California in 1983 and its predecessor, Ernest A. Bates, M.D., Ltd. (d/b/a American Shared Hospital Services), a California limited partnership, was formed in June 1980.

OPERATIONS

Gamma Knife Operations

Gamma Knife stereotactic radiosurgery, a non-invasive procedure, is an alternative to conventional brain surgery and/or radiation therapy can be an adjunct to conventional brain surgery, radiation therapy, or chemotherapy. Compared to conventional surgery, Gamma Knife radiosurgery usually is an out-patient procedure with lower risk of complications and can be provided at a lower cost. Typically, Gamma Knife patients resume their pre-surgical activities one or two days after treatment. The Gamma Knife treats patients with 201 single doses of gamma rays that are focused with great precision on small and medium sized, well circumscribed and critically located structures in the brain. The Cobalt-60 sources coverage at the target area and deliver a dose that is high enough to destroy the diseased tissue without damaging the surrounding healthy tissue. During 2006, Elekta introduced a new Gamma Knife model, the Perfexion™ unit (“Perfexion”), which treats patients with 192 single doses of gamma rays. In 2015, Elekta introduced an upgrade to the Perfexion called Icon. Fourteen (14) of the Company’s seventeen (17) Gamma Knife units are Perfexion units.

The Gamma Knife treats selected malignant and benign brain tumors, arteriovenous malformations, and functional disorders including trigeminal neuralgia (facial pain). Research is being conducted to determine whether the Gamma Knife can be effective in the treatment of epilepsy, tremors, and other functional disorders.

As of December 31, 2017, there were approximately 118 Gamma Knife sites in the United States and more than 330 units in operation worldwide. Based on the most recent available data, an estimated percentage breakdown of Gamma Knife procedures performed in the U.S. by indications treated is as follows: malignant (61%) and benign (23%) brain tumors, vascular disorders (4%), and functional disorders (12%).

The Company, as of March 1, 2018, had sixteen (16) operating Gamma Knife units located in the United States and one in Lima, Peru. The Company’s first Gamma Knife commenced operation in September 1991. The Company’s Gamma Knife units performed 1,631 procedures in 2017 for a cumulative total of approximately 39,000 procedures from commencement through December 31, 2017.

Revenue from Gamma Knife services for the Company during each of the last five (5) years ended December 31, and the percentage of total revenue of the Company represented by the Gamma Knife for each of the last five years, are set forth below:

Year Ended December 31,	Total Gamma Knife Revenue (in thousands)	Gamma Knife % of Total Revenue
2017	$14,848	75.9%
2016	$16,076	86.0%
2015	$16,077	97.2%
2014	$14,521	94.2%
2013	$16,127	91.7%

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

GKF’s profits and/or losses and any cash distributions are allocated based on membership interests. GKF’s operating agreement requires that it have a cash reserve of at least $50,000 before cash distributions are made to its members. From inception to December 31, 2017, GKF has distributed $47,385,000 to the Company and $11,115,000 to the non-controlling member.

Image Guided Radiation Therapy Operations (“IGRT”)

The Company’s radiation therapy business currently consists of one IGRT system that began operation in September 2007 at an existing Gamma Knife customer site. Revenue generated under IGRT services accounted for approximately 3% of the Company’s total revenue in 2017.

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

Based on the most recently available information, there are approximately 3,900 linear accelerator-based radiation therapy units installed in the United States, and it is estimated that a majority of these units provide Intensity-Modulated Radiation Therapy (“IMRT”), IGRT or a combination of this advanced radiation therapy capability. Radiation therapy services are provided through approximately 2,300 hospital based and free-standing oncology centers.

Additional information on our operations can be found in Item 6– “Selected Financial Data”, Item 7– “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 of our consolidated financial statements.

Proton Beam Radiation Therapy Operations

PBRT is an alternative to traditional external beam, photon-based radiation delivered by linear accelerators. PBRT, first clinically introduced in the 1950s, has physics advantages compared to photon-based systems which allow PBRT to deliver higher radiation doses to the tumor with less radiation to healthy tissue. PBRT currently treats prostate, brain, spine, head and neck, lung, breast, gastrointestinal tract and pediatric tumors. In excess of 160,000 patients have been treated with protons worldwide.

Introduction of PBRT in the United States, until recently, has been limited due to the high capital costs of these projects. The Company believes that the current development of one and two treatment room PBRT systems at lower capital costs and the level of reimbursement for PBRT from the Centers for Medicare and Medicaid Services (“CMS”) will help make this technology available to a larger segment of the market.

CUSTOMERS

The Company’s current business is the outsourcing of stereotactic radiosurgery services and radiation therapy services. The Company typically provides the equipment, as well as planning, installation, reimbursement and marketing support services. The majority of the Company’s customers pay the Company on a fee per use basis. The market for these services primarily consists of large and medium sized medical centers. The business is capital intensive; the total cost of a Gamma Knife or IGRT facility usually ranges from $3.0 million to $5.5 million, including equipment, site construction and installation; the total cost of a single room PBRT system usually ranges from $25.0M to $35.0M, inclusive of equipment, site construction and installation. The Company pays for the equipment and the medical center generally pays for site and installation costs. The following is a listing of the Company’s sites as of March 1, 2018:

Customers (Gamma Knife except as noted)	Original Term of Contract	Year Contract Began	Basis of Payment

Southwest Texas Methodist Hospital	10 years	1998	Fee per use
San Antonio, Texas
Kettering Medical Center	10 years	1999	Revenue sharing
Kettering, Ohio

Tufts Medical Center	10 years	1999	Fee per use
Boston, Massachusetts
University of Arkansas for Medical Sciences	15 years	1999	Revenue sharing
Little Rock, Arkansas
JFK Medical Center	10 years	2000	Fee per use
Edison, New Jersey
Sunrise Hospital and Medical Center	10 years	2001	Fee per use
Las Vegas, Nevada
Central Mississippi Medical Center	10 years	2001	Fee per use
Jackson, Mississippi
OSF Saint Francis Medical Center	10 years	2001	Fee per use
Peoria, Illinois
Albuquerque Regional Medical Center	10 years	2003	Fee per use
Albuquerque, New Mexico
Northern Westchester Hospital	10 years	2005	Fee per use
Mt. Kisco, New York
Tufts Medical Center (IGRT)	10 years	2007	Revenue Sharing
Boston, Massachusetts
USC University Hospital	10 years	2008	Fee per use
Los Angeles, California
Ft. Sanders Regional Medical Center	10 years	2011	Revenue Sharing
Knoxville, Tennessee
St. Vincent’s Medical Center	10 years	2011	Revenue Sharing
Jacksonville, Florida
Sacred Heart Medical Center	10 years	2013	Revenue Sharing
Pensacola, Florida
PeaceHealth Sacred Heart Medical Center at RiverBend	10 years	2014	Revenue Sharing
Eugene, Oregon
Orlando Health – UF Health Cancer Center	10 years	2016	Revenue Sharing
Orlando, Florida (PBRT)
Bryan Medical Center	10 years	2017	Revenue Sharing
Lincoln, Nebraska

The Company’s typical fee per use agreement is for a ten-year term. The fixed fee per use reimbursement amount that the Company receives from the customer is based on the Company’s cost to provide the service and the anticipated volume of the customer. The Gamma Knife contracts signed by the Company typically call for a fee ranging from $6,000 to $9,300 per procedure. There are no minimum volume guarantees required of the customer. In most cases, GKF is responsible for providing the Gamma Knife and related ongoing Gamma Knife equipment expenses (i.e., personal property taxes, insurance, and equipment maintenance) and also helps fund the customer’s Gamma Knife marketing. The customer generally is obligated to pay site and installation costs and the costs of operating the Gamma Knife. The customer can either renew the agreement or terminate the agreement at the end of the contractual term. If the customer chooses to terminate the agreement, then GKF removes the equipment from the medical center for possible placement at another site.

The Company’s typical revenue sharing agreements (“retail”) are for a period of ten years. Instead of receiving a fixed fee, the Company receives all or a percentage of the reimbursement (exclusive of physician fees) received by the customer. The Company is at risk for any reimbursement rate changes for radiosurgery or radiation therapy services by the government or other third-party payors. There are no minimum volume guarantees required of the customer.

One customer accounted for approximately 21%, 10%, and 10% of the Company’s total revenue in 2017, 2016 and 2015, respectively. At December 31, 2017 and 2016, three and two customers each accounted for more than 10% of total accounts receivable, respectively.

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

Conventional linear accelerator-based radiation therapy is the primary competitor of the Company’s proton therapy system at Orlando Health. Proton beam radiation therapy although available for many years is only recently emerging as a more clinically beneficial alternative to conventional linear accelerators for certain tumors. Utilization of the Company’s proton therapy system is dependent on the acceptance of this technology by Orlando Health’s radiation oncologists and referring physicians, as well as patient self-referrals. There are currently no competing proton therapy facilities in close proximity to the Company’s site.

There are several competing manufacturers of PBRT systems, including Mevion, IBA Particle Therapy Inc., Hitachi Ltd., Varian Medical Systems, Inc. (Accel), ProNova Solutions, LLC, Sumitomo Heavy Industries, ProTom International, Inc. and Mitsubishi Electric. The Company has purchased one MEVION S250 and has made deposits towards the purchase of two additional MEVION S250 systems. The Mevion system potentially provides cancer centers the opportunity to introduce single treatment room PBRT services with a cost in the range of approximately $25 to $35 million versus four and five PBRT treatment room programs costing in excess of $120 million. The MEVION S250 system received FDA approval in the second quarter of 2012 and the first clinical treatment occurred in December 2013 at Barnes-Jewish Hospital. The MEVION S250i (Hyperscan) unit, which includes pencil beam scanning, was FDA approved in December 2017. The Company’s first MEVION S250 system in operation at Orlando Health treated its first patient in April 2016. The Company currently does not have customer contracts for its second and third PBRT units.

The Company believes the business model it has developed for use in its Gamma Knife and IGRT placements can be tailored for the PBRT market segment. The Company is targeting large, hospital-based cancer programs. The Company’s ability to develop a successful PBRT financing entity depends on the decision of cancer centers to self-fund or to fund the PBRT through conventional financing vehicles, the Company’s ability to capture market share from competing alternative PBRT financing entities, and the Company’s ability to raise capital to fund PBRT projects.

The Company’s ability to secure additional customers for Gamma Knife services and other proton beam radiation therapy services, or other equipment, is dependent on its ability to effectively compete against the manufacturers of these systems selling directly to potential customers and other companies that outsource these services. The Company does not have an exclusive relationship with any manufacturer and has previously lost sales to customers that chose to purchase equipment directly from manufacturers. The Company may continue to lose future sales to such customers and may also lose sales to the Company’s competitors.

GOVERNMENT PROGRAMS

The Medicare program is administered by CMS of the U.S. Department of Health and Human Services (“DHHS”). Medicare is a health insurance program primarily for individuals 65 years of age and older, certain younger people with disabilities, and people with end-stage renal disease, and is provided without regard to income or assets.

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

The Company’s Gamma Knife, PBRT and IGRT customers receive payments for patient care from federal government and private insurer reimbursement programs. Currently in the United States, Gamma Knife, proton therapy and IGRT services are performed primarily on an out-patient basis. Gamma Knife patients with Medicare as their primary insurer, treated on either an in-patient or out-patient basis, comprise an estimated 35%-45% of the total Gamma Knife patients treated nationwide. PBRT and IGRT patients with Medicare as their primary insurer are treated primarily on an out-patient basis and comprise an estimated 45% to 50% of the total radiation therapy patients treated.

Congress enacted legislation in 2013 that significantly reduced the Medicare reimbursement rate for outpatient Gamma Knife treatment by setting it at the same amount paid for linear accelerator-based radio surgery treatment. Prior to April 1, 2013, Medicare’s reimbursement rate for Gamma Knife treatment had been relatively stable. Congress’s enactment of the American Taxpayer Relief Act of 2012, however, reduced Medicare’s Gamma Knife reimbursement rate from approximately $9,900 to $5,300, effective April 1, 2013. This change caused a substantial reduction in the Company’s revenues during 2013 and 2014. Effective January 1, 2015, the Centers for Medicare and Medicaid (CMS) established a Comprehensive Ambulatory Payment Classification for single session radiosurgery treatments, which increased the reimbursement rate from approximately $4,100 to $9,700. The 2016 total CMS reimbursement rate of approximately $8,800 increased to approximately $9,000 in 2017 and will increase to approximately $9,100 in 2018 for a Medicare beneficiary Gamma Knife treatment. The Company’s IGRT services are reimbursed by CMS and other insurers. Reimbursement for these services has remained fairly stable. See additional discussion under “Item 1A Risk Factors”.

The hospital based 2016 Medicare delivery code reimbursement rate for PBRT established by CMS is $506 for simple without compensation and $1,051 for simple with compensation, intermediate or complex treatments. The 2017 scheduled CMS rates are $494 for simple without compensation and $994 for simple with compensation, intermediate or complex treatments. The 2018 scheduled CMS rates are $522 for simple without compensation and $1,053 for simple with compensation, intermediate or complex treatments. Patients typically undergo 25-40 delivery sessions. See additional discussion under “Item 1A Risk Factors – The Federal Reimbursement Rate for Gamma Knife Treatments Has Fluctuated”.

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

Affordable Care Act

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, (“Affordable Care Act”), which has resulted in significant changes to the health care industry. The primary goal of the legislation was to extend health care coverage to approximately 32 million uninsured legal U.S. residents through both an expansion of public programs and reforms to private sector health insurance. According to the National Center for Health Statistics, in 2016 there were 28.6 million uninsured Americans down from more than 48.0 million in 2010. Of those covered by private insurance in 2016, 11.6 million had purchased their plans through federal or state-based exchanges established by the Affordable Care Act. The expansion of insurance coverage is expected to be funded in part by measures designed to promote quality and cost efficiency in health care delivery and by budgetary savings in the Medicare and Medicaid programs. Because the Company is not a health care provider, we are not directly affected by the law, but we could be indirectly affected principally as follows:

•	An increase in the number of insured residents could potentially increase the number of patients seeking Gamma Knife or radiation therapy treatment.

•	The Company’s retail contracts are subject to reimbursement rate changes for radiosurgery or radiation therapy services by the government or other third-party payors. Any changes to Medicare or Medicaid reimbursement through the repeal or modification of the Affordable Care Act could affect revenue generated from these sites.

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

On August 19, 2008, the CMS published a final rule relating to inpatient hospital services paid under the Inpatient Prospective Payment System for discharges in the Fiscal Year 2009 (the “Final Rule”). Among other things, the Final Rule prohibits “per-click payments” to certain physician lessors for services rendered to patients who were referred by the physician lessor. This prohibition on per-click payments for leased equipment used in the treatment of a patient referred to a hospital lessee by a physician lessor applies regardless of whether the physician himself or herself is the lessor or whether the lessor is an entity in which the referring physician has an ownership or investment interest. The effective date of this prohibition was October 1, 2009. However, referrals made by a radiation oncologist for radiation therapy or ancillary services necessary for, and integral to, the provision of radiation therapy (such as Gamma Knife services) are not subject to this prohibition so long as certain conditions are met. GK Financing’s majority owned subsidiaries, AGKE and JGKE have minority ownership interests that are held solely by radiation oncologists, who are otherwise exempt from the referral prohibition under the Final Rule. The Company believes it is in compliance with the Final Rule.

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

The Company's Gamma Knife units contain Cobalt 60 radioactive sources. The medical centers that house the Company's Gamma Knife units are responsible for obtaining possession and user's licenses for the Cobalt 60 source from the Nuclear Regulatory Commission. The Company’s Gamma Knife center in Peru was responsible for obtaining possession and user’s licenses for the Cobalt-60 sources from the Peruvian Regulatory Agencies.

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

The Company's customer contracts generally contain mutual indemnification provisions. The Company maintains general and professional liability insurance in the United States. The Company is not involved in the practice of medicine and therefore believes its present insurance coverage and indemnification agreements are adequate for its business. The Company’s Peruvian Gamma Knife center is a free-standing facility operated by GKPeru. GKPeru’s treating physicians and clinical staff are independent contractors. The Company maintains general and professional liability insurance consistent with the operations of this facility and believes its present coverage is adequate for its business.

EMPLOYEES

At December 31, 2017, the Company employed nine (9) people on a full-time basis. None of these employees is subject to a collective bargaining agreement and there is no union representation within the Company. The Company maintains various employee benefit plans and believes that its employee relations are good.

EXECUTIVE OFFICERS OF THE COMPANY

The following table provides current information concerning those persons who serve as executive officers of the Company. The executive officers were appointed by the Board of Directors and serve at the discretion of the Board of Directors.

Name:	Age:	Position:
Ernest A. Bates, M.D.	81	Chairman of the Board of Directors and Chief Executive Officer
Craig K. Tagawa	64	Senior Vice President - Chief Operating and Financial Officer
Ernest R. Bates	51	Vice President of Sales and Business Development

Ernest A. Bates, M.D., founder of the Company, has served in the positions listed above since the incorporation of the Company. A board-certified neurosurgeon, Dr. Bates is Emeritus Vice Chairman of the Board of Trustees at Johns Hopkins University and serves on the Johns Hopkins Neurosurgery Advisory Board. He also serves on the boards of Shared Imaging and The School of Nursing Dean’s Advisory Council at UCSF. Dr. Bates currently serves as President and Director of the Ernest Bates Foundation. From 1981-1987 he was a member of the Board of Governors of the California Community Colleges, and he served on the California High Speed Rail Authority from 1997 to 2003. Dr. Bates is a member of the Board of Overseers at the University of California, San Francisco, School of Nursing. He is a graduate of the School of Arts and Sciences of the Johns Hopkins University, and he earned his medical degree at the University of Rochester School of Medicine and Dentistry.

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

The Federal Reimbursement Rate for Gamma Knife Treatments Has Fluctuated

Congress enacted legislation in 2013 that significantly reduced the Medicare reimbursement rate for outpatient Gamma Knife treatment by setting it at the same amount paid for linear accelerator-based radiosurgery treatment. Prior to April 1, 2013, Medicare’s reimbursement rate for Gamma Knife treatment had been relatively stable. In April 2013, the Medicare reimbursement rate for Gamma Knife treatment was lowered from approximately $9,900 to $5,300 per treatment session. This sudden reduction in a rate that had historically been stable resulted in a significant decrease in the Company’s revenues from all of our revenue sharing and some of our fixed fee medical centers. The reimbursement rate was subsequently increased to approximately $5,600 in 2014. Effective January 1, 2015, CMS established a comprehensive Ambulatory Payment Classification (APC) for both Gamma Knife and LINAC one session cranial radiosurgery at a reimbursement rate of approximately $9,700. This represents an estimated increase of $4,100 per Medicare Gamma Knife treatment (exclusive of co-insurance and other adjustments) effective January 1, 2015 compared to the 2014 Medicare reimbursement rate. The 2016 reimbursement level was reduced by CMS to approximately $8,800 but increased to approximately $9,000 in 2017 and increased again to $9,100 in 2018. There can be no assurance that CMS reimbursement levels will be maintained at levels providing the Company an adequate return on its investment. Any future reductions in the reimbursement rate would adversely affect the Company’s revenues and financial results.

The average Medicare reimbursement rate trends from 2014 to 2018 are outlined below:

Average Medicare Reimbursement Rate Trends

2014	2015	2016	2017	2018
$5,600	$9,700	$8,800	$9,000	$9,100

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

The Market for the Gamma Knife is Limited

There is a limited market for the Gamma Knife, and the market in the United States may be mature. The Company has begun operation at only nine (9) new Gamma Knife sites in the United States since 2011. Due to the substantial costs of acquiring a Gamma Knife unit, we must identify medical centers that possess neurosurgery and radiation oncology departments capable of performing a large number of Gamma Knife procedures. As of December 31, 2017, there were approximately 118 operating Gamma Knife units in the United States, of which sixteen (16) units were owned by the Company. As of December 31, 2017, the Company has one idle Gamma Knife unit with a cumulative net book value of $729,000. There are currently no plans to place into service or trade this unit in during 2018. There can be no assurance that we will be successful in placing these idle units or additional units at any sites in the future. The Company’s existing contracts with its customers are fixed in length and there can be no assurance that the customers will wish to extend the contract beyond the end of the term.

The Company Has a High Level of Debt

The Company’s business is capital intensive. The Company finances its Gamma Knife units through its GKF subsidiary. The amounts financed through GKF have been generally non-recourse to ASHS. The Company financed its first proton therapy unit through its wholly-owned subsidiary, Orlando, and guaranteed the lease financing. The Company’s combined long-term debt and capital leases totaled $23,143,000 as of December 31, 2017 and is collateralized by its Gamma Knife, MEVION S250 and other assets, including accounts receivable and future proceeds from any contract between the Company and any end user of the financed equipment. This high level of debt may adversely affect the Company’s ability to secure additional credit in the future, and as a result may affect operations and profitability. If default on debt occurs in the future, the Company’s creditors would have the ability to accelerate the defaulted loan, to seize the Gamma Knife or MEVION S250 units or other equipment with respect to which default has occurred, and to apply any collateral they may have at the time to cure the default.

A Small Number of Customers Account for a Major Portion of our Revenues

A limited number of customers have historically accounted for a substantial portion of the Company’s total revenue, and the Company expects such customer concentration to continue for the foreseeable future. For example, in 2017, five (5) customers in total accounted for more than 50% of the Company’s revenue. The loss of a significant customer or a significant decline in the business from the Company’s largest customers could have a material adverse effect on the Company’s business and results of operations.

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

International Operations

The Company installed a Gamma Knife in Lima, Peru in 2017. International operations can be subject to exchange rate volatility which could have an adverse effect on our financial results and cash flows. In addition, international operations can be subject to legal and regulatory uncertainty and political and economic instability, which could result in problems asserting property or contractual rights, potential tariffs, increased compliance costs, increased regulatory scrutiny, potential adverse tax consequences, the inability to repatriate funds to the United States, and the Company’s inability to operate in those locations.

New Technology and Products Could Result in Equipment Obsolescence

There is constant change and innovation in the market for highly sophisticated medical equipment. New and improved medical equipment can be introduced that could make the Gamma Knife technology obsolete and that would make it uneconomical to operate. During 2000, Elekta introduced an upgraded Gamma Knife which cost approximately $3.6 million plus applicable tax and duties. This upgrade includes an Automatic Positioning System™ (“APS”), and therefore involved less health care provider intervention. In early 2005, Elekta introduced a new upgrade, the Gamma Knife Model 4C (“Model 4C”). The cost to upgrade existing units to the Model 4C with APS was approximately $200,000 to $1,000,000, depending on the current Gamma Knife configuration. In 2006 Elekta introduced a new model of the Gamma Knife, the Perfexion, which costs approximately $4.5 million plus applicable taxes and duties. The Perfexion can perform procedures faster than previous Gamma Knife models and it involves less health care personnel intervention. In 2015, Elekta introduced the Leksell Gamma Knife Icon TM. The Perfexion is upgradeable to the Icon platforms which has enhanced imaging capabilities allowing for treatment without a head frame and the treatment of larger tumors. Existing model 4Cs of the Gamma Knife are not upgradeable to the Perfexion model. As of March 1, 2018, 14 of the Company’s Gamma Knife units are Perfexion models; of the Company’s remaining Gamma Knife units, two (2) are Model 4Cs with APS and one is upgradeable to a more advanced Model 4C unit. The failure to acquire or use new technology and products could have a material adverse effect on our business and results of operations.

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

The Company Has Invested in a Proton Beam Business

We have committed a substantial amount of our financial resources to next-generation proton beam technology. The first MEVION S250 system began treating patients in December 2013. The Company’s first MEVION S250 system began treating patients in April 2016. The Company has committed to purchase two (2) additional MEVION S250 systems and has already made deposits of $2,000,000 towards this commitment. There can be no assurance that we will be able to finance the two additional systems.

The Trading Volume of Our Common Stock is Low

Although our common stock is listed on the NYSE MKT, our common stock has historically experienced low trading volume. Reported average daily trading volume in our common stock for the three-month period ended December 31, 2017 was approximately 16,000 shares. There is no reason to think that a more significant active trading market in our common stock will develop in the future. Limited trading volume subjects our common stock to greater price volatility and may make it difficult for you to sell your shares in a quantity or at a price that is attractive to you.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company's corporate offices are located at Two Embarcadero Center, Suite 410, San Francisco, California, where it leases approximately 3,253 square feet for $18,986 per month with a lease expiration date in August 2023. Prior to the Company’s relocation in 2016, it leased approximately 4,640 square feet for $25,128 per month and subleased approximately 3,500 square feet of the office space for $16,042 per month. The sublease expired in May 2016. The Company also has a satellite office in Fairfield, California, where it leases 895 square feet for $2,629 per month with a lease expiration date in April 2020.

For the year ended December 31, 2017 the Company's aggregate net rental expenses for all properties were approximately $308,000.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividend Policy

The Company's common shares, no par value (the "Common Shares"), are currently traded on the New York Stock Exchange. At December 31, 2017, the Company had 5,710,000 issued and outstanding common shares, 615,000 common shares reserved for options, 4,000 unvested restricted stock units issued, 237,000 vested restricted stock units and 129,000 restricted stock awards reserved for issuance.

The following table sets forth the high and low closing sale prices of the Common Shares of the Company on the New York Stock Exchange for each full quarter for the last two fiscal years.

	Prices for Common Shares
Quarter Ending	High	Low
March 31, 2016	$2.22	$1.53
June 30, 2016	$2.61	$1.85
September 30, 2016	$3.11	$1.86
December 31, 2016	$3.45	$2.70
March 31, 2017	$4.53	$3.35
June 30, 2017	$4.75	$3.80
September 30, 2017	$4.05	$2.80
December 31, 2017	$3.15	$2.50

The Company estimates that there were approximately 1,400 beneficial holders of its Common Shares at December 31, 2017.

There were no dividends declared or paid during 2017, 2016, or 2015. Dividends had been paid by the Company from 2001 to 2007, but during 2007 the Board of Directors suspended dividends for the purpose of preserving cash for the development of its PBRT business. The Company did not pay cash dividends prior to 2001.

Stock Repurchase Program

In 1999 and 2001, the Board of Directors approved resolutions authorizing the Company to repurchase up to a total of 1,000,000 shares of its common stock on the open market from time to time at prevailing prices, and in 2008 the Board of Directors reaffirmed these authorizations. In 2017, 2016, and 2015 there were no shares repurchased by the Company. A total of approximately 928,000 shares have been repurchased in the open market pursuant to these authorizations at a cost of approximately $1,957,000. As of December 31, 2017, there were approximately 72,000 shares remaining under the repurchase authorizations.

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

Equity Compensation Plans

During 2017, 4,000 restricted stock units, 18,000 restricted stock units for deferred compensation and 27,000 options were issued. Additional information regarding our equity compensation plans is incorporated herein by reference from the 2018 Proxy Statement. Also, see Note 8 - “Shareholders’ Equity to the Consolidated Financial Statements”.

ITEM 6. SELECTED FINANCIAL DATA

Summary of Operations	Year Ended December 31,
	(Amounts in thousands except per share data)

	2017	2016	2015	2014	2013
Revenue	$19,556	$18,700	$16,548	$15,417	$17,584
Costs of revenue	10,893	9,905	9,833	10,138	10,640
Selling and administrative expense	4,323	3,802	3,496	3,630	4,025
Interest expense	1,927	1,707	1,239	1,699	1,799
Total expenses	17,143	15,414	14,568	15,467	16,464
Income (loss) from operations	2,413	3,286	1,980	(50)	1,120
(Loss) on early extinguishment of debt	0	(108)	0	0	0
(Loss) on write down investment in equity securities	(579)	0	(2,140)	0	0
(Loss) on sale of subsidiary	0	0	0	(572)	0
Gain (loss) foreign currency transactions	0	0	0	161	(1,174)
Interest and other income	3	15	18	28	25
Income (loss) before income taxes	1,837	3,193	(142)	(433)	(29)
Income tax (benefit) expense	(1,103)	943	434	129	84
Net income (loss)	2,940	2,250	(576)	(562)	(113)
Less net income attributable to non-controlling interest	(1,017)	(1,320)	(946)	(390)	(199)
Net income (loss) attributable to ASHS	$1,923	$930	($1,522)	($952)	($312)

Net income (loss) per common share attributable to ASHS:
Basic	$0.33	$0.17	($0.28)	($0.19)	($0.07)
Diluted	$0.33	$0.17	($0.28)	($0.19)	($0.07)

See accompanying note (1)

Balance Sheet Data	As of December 31,
	(Amounts in thousands)
	2017	2016	2015	2014	2013
Cash and cash equivalents	$2,152	$2,871	$2,209	$1,059	$1,909
Certificate of deposit and securities	0	0	0	9,000	9,000
Restricted cash	350	250	50	50	50
Working capital (deficit)	(114)	(815)	(2,691)	(2,004)	(4,079)
Total assets	58,176	60,598	54,114	67,528	71,742
Advances on line of credit	0	0	0	8,780	8,840
Current portion of long-term debt and capital leases	7,273	7,078	7,005	6,108	8,771
Long-term debt/capital leases, less current portion	15,870	19,958	16,113	20,776	23,690
Shareholders' equity	$29,885	$27,137	$25,180	$26,154	$24,055

See accompanying note (1)

(1) In 1995, the Company entered into an operating agreement granting to American Shared Radiosurgery Services (a California corporation and a wholly-owned subsidiary of the Company) an 81% ownership interest in GKF. During 2010 and 2011, GKF established new operating subsidiaries, EWRS, EWRS Turkey, GKPeru, AGKE, and JGKE, and other subsidiaries that are not yet operational. On June 10, 2014, the Company sold EWRS Turkey. Accordingly, the financial data for the Company presented above include the results of GKF and its subsidiaries for the periods 2013 through 2017.

This financial data as of December 31, 2017 and 2016 and for the years ended December 31, 2017 and 2016 should be read in conjunction with our consolidated financial statements and the notes thereto beginning on page A-1 of this report and with Item 7– “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The most significant accounting policies followed by the Company are presented in Note 2 to the consolidated financial statements. These policies along with the disclosures presented in the other financial statement notes and, in this discussion, and analysis, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts, and the methods, assumptions and estimates underlying those amounts, management has identified revenue recognition and costs of sales for turn-key and revenue sharing arrangements, carrying value of fixed assets and useful lives, and the carrying value of its Mevion investment to be the areas that required the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available. The following are our critical accounting policies in which management’s estimates, assumptions and judgments most directly and materially affect the financial statements:

Revenue Recognition

The Company has one revenue-generating activity, which consists of equipment leasing to hospitals, and includes the operation of Gamma Knife units by GKF, the operation of one proton therapy unit by Orlando, and the operation of one IGRT site by ASHS.

Revenue is recognized when services have been rendered and collectability is reasonably assured, on either a fee per use or revenue sharing basis. During 2017, the Company had ten (10) fee per use arrangements and ten(10) retail service arrangements. Under both of these types of agreements, the hospital is responsible for billing patients and collecting technical component fees for services performed. Revenue associated with installation of the Gamma Knife, PBRT, and IGRT units, if any, is a part of the negotiated lease amount and not a distinctly identifiable amount. The costs, if any, associated with installation of the units are amortized over the period of the related lease to match revenue recognition of these costs.

For fee per use agreements, revenue is not estimated because these contracts provide for a fixed fee per procedure and are typically for a ten-year term. Revenue is recognized at the time the procedures are performed, based on each hospital’s contracted rate. There is no guaranteed minimum payment. Costs related to operating the units are charged to costs of operations as incurred, which approximates the recognition of the related revenue. Revenue under fee per use agreements is recorded in accordance with the contract terms.

During 2017, ASHS had one (1) agreement, Orlando had one (1) agreement, and GKF had eight (8) agreements that are retail service arrangements. These can be further classified as either “turn-key” arrangements or “revenue sharing” arrangements. For GKF’s five (5) turn-key sites, GKF is solely responsible for the costs to acquire and install the Gamma Knife. In return, GKF receives payment from the hospital in the amount of its reimbursement from third party payors. Revenue is recognized by the Company during the period in which the procedure is performed and is estimated based on what can be reasonably expected to be paid by the third-party payor to the hospital. The estimate is primarily determined from historical experience and hospital contracts with third party payors. These estimates are reviewed on a regular basis and adjusted as necessary to more accurately reflect the expected payment amount. The Company also records an estimate of operating costs associated with each procedure during the period in which the procedure is performed. For two of the turn-key sites, the Company also shares a percentage of net operating profit. The Company records an estimate of net operating profit based on estimated revenues, less estimated operating costs. Costs are determined primarily based on historical treatment protocols and cost schedules with the hospital. The Company’s estimated operating costs are reviewed on a regular basis and adjusted as necessary to more accurately reflect the actual operating costs. Revenue for turn-key sites is recorded on a gross basis, and the operating expenses the Company reimburses to the hospital are recorded in other operating costs.

Under revenue sharing arrangements the hospital shares in the responsibility and risk with the Company for the capital investment to acquire and install the equipment. Unlike our turn-key arrangement, the lease payment under a revenue sharing arrangement is a percentage of reimbursed revenue. Payments are made by the hospital, generally on a monthly basis, to the Company based on an agreed upon percentage allocation of cash collected. Revenue is recognized during the period in which procedures are performed and is estimated based on the reimbursement amount that the Company expects to receive from the hospital for those procedures. This estimate is reviewed on a regular basis and adjusted as necessary to more accurately reflect the expected payment amount.

Revenue from retail arrangements amounted to approximately 64%, 57% and 47% of total revenue for the years ended December 31, 2017, 2016 and 2015, respectively. Because the revenue estimates are reviewed on a quarterly basis, any adjustments required for past revenue estimates would result in an increase or reduction in revenue during the current quarterly period.

Carrying Value of Mevion Investment

The Company has carried its investment in Mevion at cost and reviews it for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value of the investment may be below its cost basis on an, other-than-temporary impairment basis. During the year ended December 31, 2015, due to Mevion’s cancellation of its planned IPO on July 27, 2015 and its announcement on August 4, 2015 of an investment of up to $200M by new investors, the Company determined that its Mevion common stock investment was impaired on an other-than-temporary basis. The fair value of the Company’s investment in Mevion was approximately $579,000 as of December 31, 2015 with an impairment loss for the year then ended of $2,140,000. During the year ended December 31, 2017, the Company reviewed its investment in Mevion and determined the fair value of its investment was $0. Based on the Company’s assessment of its investment in Mevion, the Company recognized an impairment loss for the year then ended December 31, 2017 of $579,000. For additional information, see “Impairment Analysis of Investment in Equity Securities.”

2017 Results

For the year ended December 31, 2017, 76% of the Company’s revenue was derived from its Gamma Knife business, 21% was derived from the PBRT system, and the remaining 3% from its IGRT business. For the year ended December 31, 2016, 86% of the Company’s revenue was derived from its Gamma Knife business, 12% was derived from the PBRT system, and the remaining 2% from its IGRT business. For the year ended December 31, 2015, 97% of the Company’s revenue was derived from its Gamma Knife business, and the remaining 3% from its IGRT business.

TOTAL REVENUE

(in thousands)	2017	Increase (Decrease)	2016	Increase (Decrease)	2015

Total revenue	$19,556	4.6%	$18,700	13.0%	$16,548

Total revenue increased 4.6% and 13.0% compared to 2016 and 2015, due to the Company’s PBRT unit which became operational in April 2016.

Gamma Knife Revenue

	2017	Increase (Decrease)	2016	Increase (Decrease)	2015

Medical services revenue from Gamma Knife (in thousands)	$14,848	(7.6)%	$16,076	(0.0)%	$16,077

Number of Gamma Knife procedures	1,631	(15.1)%	1,922	(1.3)%	1,947

Average revenue per procedure	$9,104	8.8%	$8,364	1.3%	$8,257

Gamma Knife revenue for 2017 was $14,848,000 compared to $16,076,000 in 2016. Gamma Knife revenue for 2017 decreased $1,228,000 compared to 2016, due to two customer contracts that expired in April and August 2017, respectively. Total Gamma Knife revenue for 2016 was $16,076,000 compared to $16,077,000 in 2015. The Company had seventeen Gamma Knife units in operation at December 31, 2017, 2016 and 2015.

The total number of Gamma Knife procedures performed in 2017 decreased 291 compared to 2016, due to two customer contracts that expired in April and August 2017, respectively. The number of Gamma Knife procedures performed in 2016 decreased 25 compared to 2015, due to one customer contract that expired in March 2015.

Revenue per procedure increased by $740 and $107 in 2017 and 2016 compared to 2016 and 2015, respectively. For 2017, the increase was primarily due to the expiration of a high volume, low reimbursement rate customer contract. For 2016, the increase was due to a favorable payor mix at the Company’s retail sites.

Proton Therapy Revenue

	2017	Increase (Decrease)	2016	Increase (Decrease)	2015

Medical services revenue from PBRT (in thousands)	$4,120	91.7%	$2,149	*	$0

Number of PBRT fractions	4,554	95.5%	2,330	*	0

Average revenue per fraction	$905	(1.8)%	$922	*	$0

*Not meaningful

PBRT revenue for 2017 was $4,120,000 compared to $2,149,000 and $0 in 2016 and 2015, respectively. The number of PBRT fractions performed in 2017 was 4,554 compared to 2,330 and 0 in 2016 and 2015. Revenue per fraction in 2017 was $905 compared to $922 and $0 in 2016 and 2015, respectively. The Company’s first MEVION S250 system was place at Orlando Health and treated its first patient in April 2016.

IGRT Revenue

(in thousands)	2017	Increase (Decrease)	2016	Increase (Decrease)	2015

Medical services revenue from IGRT	$588	23.8%	$475	0.8%	$471

IGRT revenue for 2017 was $588,000 compared to $475,000 and $471,000 in 2016 and 2015, respectively. IGRT revenue increased for 2017 due to increased volumes at the Company’s existing site.

COSTS OF REVENUE

(In thousands)	2017	Increase (Decrease)	2016	Increase (Decrease)	2015

Total costs of revenue	$10,893	10.0%	$9,905	0.7%	$9,833

Percentage of total revenue	55.7%		53.0%		59.4%

The Company's costs of revenue, consisting of maintenance and supplies, depreciation and amortization, and other operating expenses (such as insurance, property taxes, sales taxes, marketing costs and operating costs from the Company’s retail sites) increased by $988,000 in 2017 and $72,000 in 2016 compared to 2016 and 2015, respectively.

The Company's maintenance and supplies costs were 6.9% of total revenue in 2017, 4.7% of total revenue in 2016, and 6.6% of total revenue in 2015. Maintenance and supplies costs increased by $485,000 and decreased by $215,000 in 2017 and 2016 compared to 2016 and 2015, respectively. The increase in 2017 compared to 2016 was due to the Company’s PBRT maintenance contract which began September 2017. The decrease in 2016 compared to 2015 was due to the expiration of fixed fee maintenance contracts at existing sites.

Depreciation and amortization costs as a percentage of total revenue were 33.8%, 33.5%, and 37.1% in 2017, 2016 and 2015, respectively. Depreciation and amortization costs increased $339,000 and $123,000 in 2017 and 2016 compared to 2016 and 2015, respectively. The increase in 2017 and 2016 compared to 2016 and 2015 was due to depreciation incurred on the PBRT system, respectively.

Other direct operating costs as a percentage of total revenue were 15.0%, 14.8%, and 15.7% in 2017, 2016 and 2015, respectively. Other direct operating costs increased by $164,000 in 2017 and 2016 compared to 2016 and 2015, respectively. The increase in 2017 is due to property taxes and operating costs for the Company’s PBRT system and operating costs for the Company’s new Gamma Knife site in Peru. The increase in 2016 is due to marketing costs for the new PBRT site and increased marketing costs at an existing customer site, offset by a decrease in operating costs at the Company’s retail sites.

SELLING AND ADMINISTRATIVE EXPENSE

(In thousands)	2017	Increase (Decrease)	2016	Increase (Decrease)	2015

Selling and administrative costs	$4,323	13.7%	$3,802	8.8%	$3,496

Percentage of total revenue	22.1%		20.3%		21.1%

The Company's selling and administrative costs increased $521,000 and $306,000 in 2017 and 2016 compared to 2016 and 2015, respectively. The increase in 2017 was driven by start-up costs for the Company’s new site in Peru, legal fees, consulting fees, travel costs, severance expense and building rent. The Company moved offices on August 31, 2016. Prior to the move, the Company subleased a portion of its existing office space. The Company also recorded approximately $108,000 of stock-based compensation expense to recognize performance awards for the year ended December 31, 2017. These performance awards had certain vesting targets tied to performance metrics which were achieved for the year ended. The increase in 2016 is due to a write-off of deferred legal fees and increased rent expense. The increase in rent expense is primarily due to the expiration of the sublease at the Company’s prior office space, which offset total rent.

INTEREST EXPENSE

(In thousands)	2017	Increase (Decrease)	2016	Increase (Decrease)	2015

Interest expense	$1,927	12.9%	$1,707	37.8%	$1,239

Percentage of total revenue	9.9%		9.1%		7.5%

The Company's interest expense increased $220,000 and $468,000 in 2017 and 2016 compared to 2016 and 2015, respectively. The increase in 2017 and 2016 compared to 2016 and 2015 is primarily due to interest incurred on PBRT lease financing, offset by a lower average principal base for the Company’s Gamma Knife portfolio, effectively reducing interest expense.

(LOSS) ON EARLY EXTINGUISHMENT OF DEBT

(In thousands)	2017	Increase (Decrease)	2016	Increase (Decrease)	2015

(Loss) on early extinguishment of debt	$0	*	$(108)	*	$0

Percentage of total revenue	0%		(0.6)%		0.0%

*Not meaningful

(Loss) on early extinguishment of debt was $0 in 2017 compared to $108,000 in 2016 and $0 in 2015. In February 2016, the Company used a portion of the proceeds from the lease financing for its first MEVION S250 to pay down the $1,000,000 of Promissory Notes that were issued pursuant to the Note and Warrant Purchase Agreements (the “Agreements”) between the Company and four members of the Company’s Board of Directors. The Agreements permit for early payment without penalty to the Company. The Notes were issued with common stock warrants with an estimated fair value of $145,000. The unamortized balance of the discount on the Notes, of $80,000, and deferred fees incurred from the issuance of the Note of approximately $28,000, were recorded as a loss on early extinguishment of debt on the Company’s condensed consolidated statement of operations.

(LOSS) ON WRITE DOWN INVESTMENT IN EQUITY SECURITIES

(In thousands)	2017	Increase (Decrease)	2016	Increase (Decrease)	2015

(Loss) on write down investment in equity securities	$(579)	*	$0	*	$(2,140)

Percentage of total revenue	(3.0)%		0.0%		(12.9)%

*Not meaningful

(Loss) on the write down of the Company’s investment in equity securities was $579,000 in 2017 compared to $0 in 2016 and $2,140,000 in 2015. For 2017, the (loss) on the write down of investment in equity securities is due to the other-than-temporary assessment performed at December 31, 2017. The Company adjusted the carrying value of its investment in Mevion to the determined fair value of $0 and recorded a $579,000 impairment loss. For 2015, the (loss) on the write down of investment in equity securities is due to the other-than-temporary impairment assessment performed at June 30, 2015. At June 30, 2015, the Company adjusted the carrying value of its investment in Mevion to the determined fair value of $600,000 and recorded a $2,114,000 impairment loss. Subsequently, the Company engaged a third-party expert to review its assessment of the fair value of the Company’s common stock in Mevion and as a result, adjusted the impairment loss an additional $26,000. For the year ended December 31, 2015 the impairment loss was $2,140,000 and the fair value was approximately $579,000.

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

INTEREST AND OTHER INCOME

(In thousands)	2017	Increase (Decrease)	2016	Increase (Decrease)	2015

Interest and other income	$3	(80.0)%	$15	(16.7)%	$18

Percentage of total revenue	0.0%		0.1%		0.1%

Interest and other income decreased $12,000 and $3,000 in 2017 and 2016 compared to 2016 and 2015, respectively. The decrease in 2015 was due to lower interest income because the Company closed out the certificate of deposit on January 2, 2015.

INCOME TAX EXPENSE

(In thousands)	2017	Increase (Decrease)	2016	Increase (Decrease)	2015
Income tax (benefit) expense	$(1,103)	(217.0)%	$943	117.3%	$434
Percentage of total revenue	(5.6%)		5.0%		2.6%
Percentage of income (loss), after net income attributable to non-controlling interests, and before income taxes	(134.5)%		50.3%		(39.9)%

Income tax expense decreased $2,046,000 and increased $509,000 in 2017 and 2016 compared to 2017 and 2016, respectively. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code that affect fiscal 2017, including, but not limited to requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years. The Tax Act also establishes new tax laws that will affect 2018 and later years, including, but not limited to, a reduction of the U.S. federal corporate tax rate from 34% to 21%, a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, net operating loss deduction limitations, a base erosion, anti-tax abuse tax and a deduction for foreign-derived intangible income and a new provision designed to tax global intangible low-taxed income. As these provisions do not apply until 2018 the Company continues to evaluate the impact of such provisions of the Tax Act. As a result of the Tax Act, the Company revalued its federal and state deferred tax liabilities based on a 21% tax rate as opposed to a 34% tax rate. The net effect of this change on the Company’s income tax provision for the year ended December 31, 2017 was a tax benefit of $1,546,000.

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

The Company had a net operating loss carryforward for federal income tax return purposes at December 31, 2017 of approximately $5,928,000.

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS

(In thousands)	2017	Increase (Decrease)	2016	Increase (Decrease)	2015

Net income attributable to non-controlling interests	$1,017	(23.0)%	$1,320	39.5%	$946

Percentage of total revenue	5.2%		7.1%		5.7%

Net income attributable to non-controlling interests decreased $303,000 and increased $374,000 in 2017 and 2016 compared to 2016 and 2015, respectively. Net income attributable to non-controlling interests represents the pre-tax income earned by the 19% non-controlling interest in GKF, and the pre-tax income or losses of the non-controlling interests in various subsidiaries controlled by GKF. The decrease or increase in net income attributable to non-controlling interests reflects the relative profitability of GKF.

NET INCOME ATTRIBUTABLE TO AMERICAN SHARED HOSPITAL SERVICES

(In thousands, except per share amounts)	2017	Increase (Decrease)	2016	Increase (Decrease)	2015
Net income attributable to ASHS	$1,923	106.8%	$930	161.1%	($1,522)
Net income per share attributable to ASHS, diluted	$0.33	94.1%	$0.17	160.7%	($0.28)

Net income attributable to American Shared Hospital Services was $1,923,000 in 2017 compared to $930,000 in 2016, and a net loss of $1,522,000 in 2015. Excluding the adjustment to the Company’s income tax provision, because of the Tax Act of $1,546,000, and the write-down of the Company’s investment in Mevion of $579,000 in 2017, and the loss on early extinguishment of debt of $108,000, net of estimated taxes in 2016, net income decreased $38,000 in 2017 compared to 2016. Excluding the loss on early extinguishment of debt of $108,000, net of estimated taxes, in 2016, and the write-down of the Company’s investment in Mevion of $2,140,000 in 2015, net income increased $376,000 in 2016 compared to 2015. This increase was due to the new PBRT system which began operations in April 2016.

IMPAIRMENT ANALYSIS OF INVESTMENT IN EQUITY SECURITIES

As of December 31, 2017, and December 31, 2016 the Company had a $0 and $579,000 investment in the common stock of Mevion, respectively, representing an approximate 0.46% interest in Mevion. The Company accounts for this investment under the cost method. The Company carries its investment in Mevion at cost and reviews it for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value of the investment may not be recoverable.

Based on guidance provided in Accounting Standards Codification (“ASC”) 320 Investments–Debt and Equity Securities (“ASC 320”) and Staff Accounting Bulletins (“SAB”) Topic 5M Other Than Temporary Impairment (“OTTI”) of Certain Investments in Equity Securities (“SAB Topic 5M”), the Company analyzed the related events of Mevion, that occurred in the second and third quarters of 2015 and its impact on the Company’s investment. The Company determined that these circumstances indicated a decline in value of its Mevion investment that was other-than-temporary and concluded that a write-down of the carrying value should be recognized. As of June 30, 2015, the Company adjusted its investment in Mevion to the estimated fair value of $600,000 and recorded a $2,114,000 impairment loss. The $2,114,000 other than temporary impairment of its investment in Mevion is recorded in other income (loss) on the Company’s Condensed Consolidated Statement of Operations.

During the period ended December 31, 2015, the Company engaged a third-party expert to review and corroborate its assessment of the fair value of the Mevion investment. Based on the third-party analysis, an additional impairment loss of $26,000 was recognized by the Company during the three months ended December 31, 2015. The fair value of the Company’s investment in Mevion, as of December 31, 2015 was approximately $579,000. The impairment loss for the year ended December 31, 2015 was $2,140,000.

During the year ended December 31, 2017, the Company reviewed its investment in Mevion and determined the fair value of its investment was $0. Based on the Company’s assessment of its investment in Mevion, the Company recognized an impairment loss for the year then ended December 31, 2017 of $579,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $2,152,000 at December 31, 2017 compared to $2,871,000 at December 31, 2016, a decrease of $719,000. The Company’s expected primary cash needs on both a short and long-term basis are for capital expenditures, business expansion, working capital, and other general corporate purposes.

Restricted cash of $350,000 at December 31, 2017 increased $100,000 compared to December 31, 2016. The increase in 2017 is due to restricted cash requirements per Orlando’s lease financing agreement. Existing restricted cash reflects cash that may only be used for the operations of GKF.

Operating activities provided cash of $7,853,000 in 2017, which was driven by net income of $2,940,000, non-cash charges for depreciation and amortization of $6,677,000, loss on disposal of assets of $15,000, loss on the write-down of the Company’s investment in equity securities of $579,000, net accrued interest on lease financing of $113,000, stock-based compensation expense of $323,000, and changes in accounts payable, other accrued liabilities and deferred revenue of $125,000. These were partially offset by changes in receivables of $860,000, changes in prepaid and other assets of $793,000, and changes in deferred income tax benefit of $1,266,000.

The Company’s trade accounts receivable increased by $934,000 to $5,019,000 at December 31, 2017 from $4,085,000 at December 31, 2016, primarily due to accounts receivable related to the new PBRT system which began operations in April 2016. The number of days revenue (sales) outstanding (“DSO”) in accounts receivable as of December 31, 2017 increased to 94 days compared to 80 days at December 31, 2016. DSO can and does fluctuate depending on timing of customer payments received and the mix of fee per use versus retail customers. Retail sites generally have longer collection periods than fee per use sites.

Investing activities used $653,000 of cash in 2017 due to payments made towards the purchase of property and equipment of $803,000, offset by proceeds from sale of equipment of $150,000.

Financing activities used $7,919,000 of cash during 2017, primarily due to principal payments on long-term debt of $2,314,000, principal payments towards capital leases of $4,954,000, distributions to non-controlling interests of $666,000, and restricted cash of $100,000. These were partially offset by proceeds from warrants and options exercised of $115,000.

The Company had negative working capital at December 31, 2017 of $114,000 compared to negative working capital of $815,000 at December 31, 2016. The $701,000 increase in net working capital was due to an increase in restricted cash of $100,000, increases in accounts receivable of $934,000, increases in prepaid and other assets of $786,000, and a decrease in capital leases of $59,000. This was offset by a decrease in cash of $719,000, decrease in other accounts receivable of $74,000, increase in accounts payable of $40,000, increase in employee compensation and benefits of $3,000, increase in other accrued liabilities of $88,000, and an increase in long-term debt of $254,000. The Company believes that its cash flow from cash on hand, operations, and other cash resources are adequate to meet its scheduled debt and capital lease obligations during the next 12 months. See additional discussion below related to commitments.

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

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES AND OFF-BALANCE SHEET ARRANGEMENTS

The following table presents, as of December 31, 2017, the Company’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the notes to the consolidated financial statements referenced below. For purposes of this table, these commitments are listed in the less than 1 year and 1-3-year categories.

	Payments Due by Period
Contractual Obligations	Total amounts committed	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term debt (includes interest)	$6,595,000	2,760,000	3,358,000	477,000	-
Capital leases (includes interest)	20,744,000	6,113,000	7,830,000	6,082,000	719,000
Future equipment purchases	27,300,000	1,500,000	25,800,000	-	-
Operating leases	1,459,000	266,000	517,000	511,000	165,000

Total contractual obligations	$56,098,000	$10,639,000	$37,505,000	$7,070,000	$884,000

Further discussion of the long-term debt commitment is included in Note 5, capital leases in Note 6, and operating leases in Note 11 of the consolidated financial statements.

As of December 31, 2017, the Company had commitments to purchase two MEVION S250 PBRT systems for $25,800,000 and the Company had $2,000,000 in non-refundable deposits toward the purchase of these two PBRT systems from Mevion. The non-refundable deposits are recorded in the Condensed Consolidated Balance Sheets as deposits and construction in progress.

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

On July 21, 2017, the Company entered into a Maintenance and Support Agreement (the “Mevion Service Agreement”) with Mevion, which provides for maintenance and support of the Company’s PBRT unit at Orlando Health. The Mevion Service Agreement began September 5, 2017 and required an upfront payment of $1,000,000 which was made on August 4, 2017, and further requires payments over the next 11 months. This payment portion was recorded as a prepaid contract and will be amortized over the one-year service period. The Mevion Service Agreement is for a five (5) year period.

As of December 31, 2017, the Company had commitments to perform two Cobtalt-60 reloads at existing Gamma Knife customer sites. Total Gamma Knife commitments as of December 31, 2017 were $1,500,000. The Cobalt-60 reloads are scheduled to occur in the first half of 2018. The Company has obtained financing for these reloads. There are no significant cash requirements, pending financing for the Cobalt-60 reloads in the next 12 months. There can be no assurance that financing will be available for the Company’s current or future projects, or at terms that are acceptable to the Company.

The Company estimates the following commitments for each of the equipment systems, with expected timing of payments as follows as of December 31, 2017:

	2018	Thereafter	Total

Proton Beam Units	$-	$25,800,000	$25,800,000

Gamma Knife Units	1,500,000	-	1,500,000

Total Commitments	$1,500,000	$25,800,000	$27,300,000

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below presents information about certain market-sensitive financial instruments as of December 31, 2017. The fair values were determined based on quoted market prices for the same or similar instruments.

	Payments Due by Period
(amounts in thousands)	2018	2019	2020	2021	2022	There- after	Total	Fair Value

Fixed rate long-term debt and present value of capital leases	$7,281	$5,540	$3,679	$5,398	$571	$682	$23,151	$23,244

Average interest rates	7.9%	8.4%	9.2%	10.0%	7.1%	5.9%	8.5%

We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage or prepayment features.

At December 31, 2017, we had no significant long-term, market-sensitive investments.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment management believes that, as of December 31, 2017, the Company’s internal control over financial reporting is effective based on those criteria.

(c)	Changes in internal controls over financial reporting.

Our Chief Executive Officer and our Chief Financial Officer have evaluated the changes to the Company’s internal control over financial reporting that occurred during our last fiscal quarter ended December 31, 2017, as required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2018 Annual Meeting of Shareholders (the “2018 Proxy Statement”). Information regarding executive officers of the Company, included herein under the caption “Executive Officers of the Company” in Part I, Item 1 above, is incorporated herein by reference.

Information concerning the identification of our standing audit committee required by this Item is incorporated by reference from the 2018 Proxy Statement.

Information concerning our audit committee financial experts required by this Item is incorporated by reference from the 2018 Proxy Statement.

Information concerning compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference from the 2018 Proxy Statement.

We have adopted a Code of Ethics that is available on our website at www.ashs.com. The information on our website is not part of this report. You may also request a copy of this document free of charge by writing our Corporate Secretary.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item is incorporated herein by reference from the 2018 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated herein by reference from the 2018 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated herein by reference from the 2018 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is incorporated herein by reference from the 2018 Proxy Statement.

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

(b)	Exhibits.

The following Exhibits are filed with this Report.

Exhibit		Incorporated by reference herein
Number	Description	Form	Exhibit	Date
3.1	Articles of Incorporation of the Company	10-Q 001-08789	3.1	5/15/2017

3.1a	Articles of Incorporation of the Company, as amended.	10-K 001-08789	3.1	3/27/2017

3.2	By-laws of the Company, as amended and restated dated as of June 21, 2016.	10-Q 001-08789	3.2	5/15/2017

4.1	Rights Agreement dated as of March 22, 1999 between American Shared Hospital Services and American Stock Transfer & Trust Company, as Rights Agent.	8-K 001-08789	4	4/1/1999

4.1a	First Amendment to Rights Agreement dated as of March 12, 2009 to the American Shared Hospital Services and American Stock Transfer & Trust Company, as Rights Agent.	8-K 001-08789	3.1	3/13/2009

10.1	Operating Agreement for GK Financing, LLC dated as of October 17, 1995 between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	S-1 033-63721	10.12	10/26/1995

10.1a	Amendment Agreement dated as of October 26, 1995 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	S-1/A 033-63721	10.13	3/29/1996

10.1b	Second Amendment Agreement dated as of December 20, 1995 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	S-1/A 033-63721	10.13	3/29/1996

10.1c	Third Amendment Agreement dated as of October 16, 1996 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	10-K 001-08789	10.13b	3/31/1998

10.1d	Fourth Amendment Agreement dated as of March 31, 1998 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	10-K 001-08789	10.8	3/31/1999

10.1e	Fifth Amendment Agreement dated as of March 31, 1998 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	10-K 001-08789	10.9	3/31/1999

10.1f	Sixth Amendment Agreement dated as of June 5, 1998 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	10-K 001-08789	10.10	3/31/1999

10.1g	Seventh Amendment Agreement dated as of October 18, 2006 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	10-K 001-08789	10.52	4/2/2007

10.1h		Eighth Amendment Agreement dated as of April 28, 2010 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	10-K 001-08789	10.1h	3/30/2016

10.1i		Ninth Amendment Agreement dated as of May 16, 2011 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	10-K 001-08789	10.1i	3/30/2016

10.2		Lease Agreement for a Gamma Knife Unit dated as of October 29, 1996 between Methodist Healthcare Systems of San Antonio, Ltd., dba Southwest Texas Methodist Hospital and GK Financing, LLC.	10-K 001-08789	10.2	3/30/2016

10.2a		Addendum to Lease Agreement for a Gamma Knife Unit dated as of October 31, 1996 between GK Financing, LLC and Methodist Healthcare System of San Antonio, Ltd., dba Southwest Texas Methodist Hospital and GK Financing, LLC.	10-K 001-08789	10.2a	3/30/2016

10.2b		Addendum Two to Lease Agreement for a Gamma Knife Unit dated as of October 16, 1997 between Methodist Healthcare System of San Antonio, Ltd., d.b.a. Southwest Texas Methodist Hospital and GK Financing, LLC.	10-K 001-08789	10.2b	3/30/2016

10.2c		Amendment to Lease Agreement for a Gamma Knife Unit dated as of December 13, 2003 between Methodist Healthcare Systems of San Antonio, Ltd., d/b/a Southwest Texas Methodist Hospital and GK Financing, LLC.	10-K 001-08789	10.2c	3/30/2016

10.2d	#	Second Amendment to Lease Agreement for a Gamma Knife Unit (Perfexion Upgrade) dated as of December 23, 2009 between GK Financing, LLC and Methodist Healthcare Systems of San Antonio, Ltd., d/b/a Southwest Texas Methodist Hospital.	10-Q 001-08789	10.18b	11/15/2010

10.3		Lease Agreement for a Gamma Knife Unit dated as of April 10, 1997 between GK Financing, LLC and Yale-New Haven Ambulatory Services Corporation.	10-K 001-08789	10.3	3/30/2016

10.3a		Addendum to Lease Agreement for a Gamma Knife Unit dated as of October 25, 2005 between Yale-New Haven Ambulatory Services Corporation and GK Financing, LLC.	10-K 001-08789	10.3a	3/30/2016

10.3b		Assignment, Assumption, and Amendment to Lease Agreement for a Gamma Knife Unit dated as of June 30, 2006 between Yale-New Haven Ambulatory Services Corporation, Yale-New Haven Hospital, Inc. a/k/a Yale-New Haven Hospital, and GK Financing, LLC.	10-K 001-08789	10.3b	3/30/2016

10.3c		Second Amendment to Lease Agreement for a Gamma Knife Unit (Perfexion Upgrade) dated as of May 15, 2009 between Yale-New Haven Hospital, Inc. a/k/a Yale-New Haven Hospital and GK Financing, LLC.	10-Q 001-08789	10.2	11/13/2017

10.3d		Third Amendment to Lease Agreement for a Gamma Knife Unit dated as of July 1, 2014 between Yale-New Haven Hospital, Inc. a/k/a Yale-New Haven Hospital and GK Financing, LLC.	10-Q 001-08789	10.19c	11/14/2014

10.4		Purchased Services Agreement (for a Gamma Knife Unit) dated as of November 19, 2008 between GK Financing, LLC and Kettering Medical Center.	10-Q 001-08789	10.1	8/11/2016

10.4a		First Amendment to Purchased Services Agreement (for a Gamma Knife Unit) dated as of June 11, 2009 between GK Financing, LLC and Kettering Medical Center.	10-Q 001-08789	10.1a	8/11/2016

10.4b	#	Second Amendment to Purchased Services Agreement (for a Gamma Knife Unit) dated as of February 27, 2014 between GK Financing, LLC and Kettering Medical Center.	10-K 001-08789	10.21c	4/1/2015

10.5	#	Lease Agreement for a Gamma Knife Unit (Perfexion Upgrade) dated as of July 30, 2013 between Tufts Medical Center, Inc. and GK Financing, LLC.	10-K 001-08789	10.22b	3/31/2014

10.6	#	Amended and Restated Equipment Lease Agreement (for a Gamma Knife Unit) dated as of December 12, 2014, between GK Financing, LLC and the Board of Trustees of the University of Arkansas on behalf of the University of Arkansas for Medical Sciences.	10-Q 001-08789	10.4	8/19/2015

10.7		Lease Agreement for a Gamma Knife Unit dated as of May 28, 1999 between GK Financing, LLC and Froedtert Memorial Lutheran Hospital.	10-K 001-08789	10.7	3/30/2016

10.7a		Addendum dated as of June 24, 1999 to Lease Agreement for a Gamma Knife Unit between GK Financing, LLC and Froedtert Memorial Lutheran Hospital.	10-K 001-08789	10.27	3/29/2000

10.7b		Amendment dated as of July 12, 1999 to Lease Agreement for a Gamma Knife Unit between GK Financing, LLC and Froedtert Memorial Lutheran Hospital.	10-K 001-08789	10.28	3/29/2000

10.7c		Amendment dated as of August 24, 1999 to Lease Agreement for a Gamma Knife Unit between GK Financing, LLC and Froedtert Memorial Lutheran Hospital.	10-K 001-08789	10.29	3/29/2000

10.7d		First Amendment to Lease Agreement for a Gamma Knife Unit dated as of December 29, 2008 between GK Financing, LLC and Froedtert Memorial Lutheran Hospital.	10-K 001-08789	10.7d	3/30/2016

10.7e		Second Amendment to Lease Agreement for a Gamma Knife Unit dated as of May 16, 2013 between GK Financing, LLC and Froedtert Memorial Lutheran Hospital, Inc.	10-K 001-08789	10.7e	3/30/2016

10.7f		Third Amendment to Lease Agreement for a Gamma Knife Unit dated as of December 15, 2014 between GK Financing, LLC and Froedtert Memorial Lutheran Hospital, Inc.	10-K 001-08789	10.26c	4/1/2015

10.8		Lease Agreement for a Gamma Knife Unit dated as of December 11, 1996 between GK Financing, LLC and The Community Hospital Group, Inc., dba JFK Medical Center.	10-K 001-08789	10.8	3/30/2016

10.8a	Addendum One to Lease Agreement for a Gamma Knife Unit dated on January 9, 2008 and effective as of July 1, 2002 between The Community Hospital Group, Inc., dba JFK Medical Center and GK Financing, LLC.	10-K 001-08789	10.8a	3/30/2016

10.8b	Addendum Two to Lease Agreement for a Gamma Knife Unit dated as of January 9, 2008 between The Community Hospital Group, Inc., dba JFK Medical Center and GK Financing, LLC.	10-K 001-08789	10.8b	3/30/2016

10.8c	Addendum Three to Lease Agreement for a Gamma Knife Unit dated as of April 25, 2015, between The Community Hospital Group, Inc., dba JFK Medical Center and GK Financing, LLC.	10-Q 001-08789	10.5	8/19/2015

10.8d	Addendum Four to Lease Agreement for a Gamma Knife Unit dated as of April 25, 2016 between The Community Hospital Group, Inc., dba JFK Medical Center and GK Financing, LLC.	10-Q 001-08789	10.1	5/15/2017

10.9	Lease Agreement for a Gamma Knife Unit dated as of June 3, 1999 between GK Financing, LLC and Sunrise Hospital and Medical Center, LLC d/b/a Sunrise Hospital and Medical Center.	10-K 001-08789	10.9	3/30/2016

10.9a	Addendum to Lease Agreement for a Gamma Knife Unit dated as of December 1, 1998 between Sunrise Hospital and Medical Center, LLC d/b/a Sunrise Hospital and Medical Center and GK Financing, LLC.	10-K 001-08789	10.9a	3/30/2016

10.9b	Addendum Two to Lease Agreement for a Gamma Knife Unit dated as of January 17, 2007 between GK Financing, LLC and Sunrise Hospital Medical Center, LLC d/b/a Sunrise Hospital Medical Center.	10-K 001-08789	10.9b	3/30/2016

10.9c	Addendum Three to Lease Agreement for a Gamma Knife Unit dated as of June 20, 2007 between GK Financing, LLC and Sunrise Hospital and Medical Center, LLC d/b/a Sunrise Hospital and Medical Center.	10-K 001-08789	10.9c	3/30/2016

10.9d	Addendum Four to Lease Agreement for a Gamma Knife Unit dated as of February 8, 2010 between GK Financing, LLC and Sunrise Hospital and Medical Center, LLC d/b/a Sunrise Hospital and Medical Center.	10-K 001-08789	10.9d	3/30/2016

10.9e	#	Addendum Five to Lease Agreement for a Gamma Knife Unit dated as of May 18, 2012 between GK Financing, LLC and Sunrise Hospital and Medical Center, LLC d/b/a Sunrise Hospital and Medical Center.	10-Q 001-08789	10.66	11/14/2013

10.10		Lease Agreement for a Gamma Knife Unit dated as of November 1, 1999 between GK Financing, LLC and Jackson HMA, Inc. d/b/a Central Mississippi Medical Center.	10-K 001-08789	10.10	3/30/2016

10.10a		Addendum to Lease Agreement for a Gamma Knife Unit dated as of November 1, 1999 between Jackson HMA, Inc. dba Central Mississippi Medical Center and GK Financing, LLC.	10-Q 001-08789	10.34	8/10/2001

10.10b	#	Addendum Two to Lease Agreement for a Gamma Knife Unit dated as of November 6, 2006 between GK Financing, LLC and Jackson HMA, Inc. d/b/a Central Mississippi Medical Center.	10-K 001-08789	10.51	4/2/2007

10.10c		Amendment Three to Lease Agreement for a Gamma Knife Unit dated as of February 23, 2010 between GK Financing, LLC and Jackson HMA, LLC d/b/a Central Mississippi Medical Center.	10-K 001-08789	10.10c	3/30/2016

10.11		Lease Agreement for a Gamma Knife Unit dated as of February 18, 2000 between GK Financing, LLC and OSF HealthCare System.	10-K 001-08789	10.11	3/30/2016

10.11a		Addendum to Lease Agreement for a Gamma Knife Unit dated as of April 13, 2007, between GK Financing, LLC and OSF Healthcare System.	10-Q 001-08789	10.2	8/11/2016

10.11b		Addendum Two to Lease Agreement for a Gamma Knife Unit dated as of October 31, 2012 between GK Financing, LLC and OSF Healthcare System.	10-Q 001-08789	10.2a	8/11/2016

10.11c	#	Addendum Three to Lease Agreement for a Gamma Knife Unit dates as of June 7, 2016 between GK Financing, LLC and OSF Healthcare System.	10-Q 001-08789	10.2b	8/11/2016

10.12		Equipment Lease Agreement (for a Gamma Knife Unit) dated as of September 13, 2001 between GK Financing, LLC and Mercy Medical Center.	10-K 001-08789	10.12	3/30/2016

10.12a		Amendment Number One to Equipment Lease Agreement (for a Gamma Knife Unit) dated as of September 13, 2001 between GK Financing, LLC and Mercy Medical Center.	10-Q 001-08789	10.41	11/14/2002

10.13		Equipment Lease Agreement (for a Gamma Knife Unit) dated as of February 13, 2003 between GK Financing, LLC and AHS Albuquerque Regional Medical Center, LLC.	10-K 001-08789	10.13	3/30/2016

10.13a	#	Amendment to Equipment Lease Agreement (Perfexion Upgrade) dated as of April 8, 2011 between GK Financing, LLC and Lovelace Health System, Inc., d/b/a Lovelace Medical Center.	10-Q 001-08789	10.62	8/15/2011

10.13b		Assignment and Assumption of Purchase and License Agreement dated as of February 2, 2011 between with Elekta, Inc., GK Financing, LLC and Albuquerque GK Equipment, LLC.	10-Q 001-08789	10.62a	8/15/2011

10.14		Equipment Lease Agreement (for a Gamma Knife Unit) dated as of March 21, 2003 between GK Financing, LLC and Northern Westchester Hospital Center.	10-K 001-08789	10.14	3/30/2016

10.14a	#	Amendment to Equipment Lease Agreement (Perfexion Upgrade) dated as of June 8, 2012 between GK Financing, LLC and Northern Westchester Hospital Center.	10-Q 001-08789	10.46a	8/14/2013

10.15		Equipment Lease Agreement (for a Gamma Knife Unit) dated as of May 28, 2004 between GK Financing, LLC and Mercy Health Center.	10-K 001-08789	10.15	3/30/2016

10.15a		Addendum One to Equipment Lease Agreement (for a Gamma Knife Unit) dated as of December 23, 2011 between Mercy Health Center and GK Financing, LLC.	10-K 001-08789	10.15a	3/30/2016

10.15b		Addendum Two to Equipment Lease Agreement (for a Gamma Knife Unit) dated as of July 31, 2015, between Mercy Hospital Oklahoma City, Inc. and GK Financing, LLC.	10-Q 001-08789	10.1	11/12/2015

10.15c		Addendum Three to Equipment Lease Agreement (for a Gamma Knife Unit) dated as of September 3, 2016, between Mercy Hospital Oklahoma City, Inc. and GK Financing, LLC.	10-K 001-08789	10.15c	3/27/2017

10.15d		Addendum Four to Equipment Lease Agreement (for a Gamma Knife Unit) dated as of May 1, 2017 between Mercy Hospital Oklahoma City, Inc., and GK Financing, LLC.	10-Q 001-08789	10.1	8/10/2017

10.16	#	Purchased Services Agreement (for a Gamma Knife Unit) dated as of March 5, 2008 between GK Financing, LLC and USC University Hospital, Inc.	10-Q 001-08789	10.57	5/14/2008

10.16a	#	First Amendment to Purchased Services Agreement (for a Gamma Knife Unit) dated as of April 1, 2009 between GK Financing, LLC and University of Southern California.	10-Q 001-08789	10.57a	8/14/2009

10.16b	#	Second Amendment to Purchased Services Agreement (for a Gamma Knife Unit) dated as of October 1, 2013 between GK Financing, LLC and University of Southern California.	10-Q 001-08789	10.57b	8/14/2014

10.17	#	Equipment Lease Agreement (for a Gamma Knife Unit) dated as of May 1, 2010 between GK Financing, LLC and Fort Sanders Regional Medical Center.	10-Q 001-08789	10.60	5/16/2011

10.17a		Amendment to Lease Agreement (for a Gamma Knife Unit) dated as of January 3, 2012 between GK Financing, LLC and Fort Sanders Regional Medical Center.	10-K 001-08789	10.17a	3/30/2016

10.17b		Second Amendment to Equipment Lease Agreement (for a Gamma Knife Unit) dated as of June 1, 2017 between GK Financing, LLC and Fort Sanders Regional Medical Center	10-Q 001-08789	10.2	8/10/2017

10.18	#	Leksell Gamma Knife Perfexion Purchased Services Agreement dated as of August 5, 2011 between Jacksonville GK Equipment, LLC and St. Vincent’s Medical Center, Inc.	10-K 001-08789	10.63	3/30/2012

10.18a	#	First Amendment to the Leksell Gamma Knife Perfexion Purchased Services Agreement dated as of October 10, 2011 between Jacksonville GK Equipment, LLC and St. Vincent’s Medical Center, Inc.	10-K 001-08789	10.63a	3/30/2012

10.19	#	Leksell Gamma Knife Perfexion Purchased Services Agreement dated as of January 19, 2012 between GK Financing, LLC and Sacred Heart Health System, Inc.	10-Q 001-08789	10.65	5/15/2013

10.20	#	Leksell Gamma Knife Perfexion Purchased Services Agreement dated as of March 27, 2014 between GK Financing, LLC and PeaceHealth doing business through its operating division PeaceHealth Sacred Heart Medical Center at RiverBend.	10-K 001-08789	10.67	4/1/2015

10.21	#	Equipment Lease Agreement (for a Gamma Knife Unit) dated as of February 21, 2017 between Bryan Medical Center, and GK Financing, LLC.	10-Q 001-08789	10.1	11/13/2017

10.22	#	Proton Beam Radiation Therapy Lease Agreement dated as of October 18, 2006 between American Shared Hospital Services and Orlando Regional Healthcare System, Inc.	10-Q 001-08789	10.3	8/11/2016

10.22a	#	Amendment One to Proton Beam Radiation Therapy Lease Agreement dated as of August 12, 2012 between American Shared Hospital Services and Orlando Health, Inc., formerly known as Orlando Regional Healthcare System, Inc.	10-Q 001-08789	10.3a	8/11/2016

10.23	•	American Shared Hospital Services Incentive Compensation Plan as Amended and Restated (Formerly the 2006 Stock Incentive Plan) effective April 16, 2015.	10-Q 001-08789	10.3	8/19/2015

10.24		Loan Agreement dated as of September 30, 2011 between Bank of America, N.A. and American Shared Hospital Services.	10-Q 001-08789	10.48a	8/14/2014

10.24a		Amendment No. 1 to Loan Agreement dated as of August 31, 2012 between Bank of America, N.A. and American Shared Hospital Services.	10-Q 001-08789	10.48b	8/14/2014

10.24b		Amendment No. 2 to Loan Agreement dated as of September 20, 2013 between Bank of America, N.A. and American Shared Hospital Services.	10-Q 001-08789	10.48c	8/14/2014

10.24c		Waiver and Amendment No. 3 to Loan Agreement dated as of August 8, 2014 between Bank of America, N.A. and American Shared Hospital Services.	10-Q 001-08789	10.48d	8/14/2014

10.25	•	Form of Indemnification Agreement between American Shared Hospital Services and members of its Board of Directors.	10-K 001-08789	10.26	3/30/2016

10.26	•	Form of American Shared Hospital Services Incentive Compensation Plan Performance Share Award Agreement.	10-K 001-08789	10.25	3/27/2017

21.1	*	Subsidiaries of American Shared Hospital Services

23.1	*	Consent of Independent Registered Public Accounting Firm

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14a/15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14a/15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	ǂ	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

	*	Filed herewith.
	ǂ	Furnished herewith.
	#	Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.
	•	Indicates management compensatory plan, contract, or arrangement.

ITEM 16. FORM 10-K SUMMARY

The Optional summary in Item 16 has not been included in this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SHARED HOSPITAL SERVICES
(Registrant)

March 28, 2018	By:	/s/ Ernest A. Bates, M.D.
Ernest A. Bates, M.D.
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ernest A. Bates	Chairman of the Board and	March 28, 2018
Ernest A. Bates, M.D.	Chief Executive Officer
(Principal Executive Officer)

/s/ Daniel G. Kelly Jr.	Director	March 28, 2018
Daniel G. Kelly JR.

/s/ David A. Larson	Director	March 28, 2018
David A. Larson, M.D.

/s/ Sandra A. J. Lawrence	Director	March 28, 2018
Sandra A. J. Lawrence

/s/ S. Mert Ozyurek	Director	March 28, 2018
S. Mert Ozyurek

/s/ John F. Ruffle	Director	March 28, 2018
John F. Ruffle

/s/ Raymond C. Stachowiak	Director	March 28, 2018
Raymond C. Stachowiak

/s/ Stanley S. Trotman, Jr.	Director	March 28, 2018
Stanley S. Trotman, Jr.

/s/ Craig K. Tagawa	Chief Operating Officer and	March 28, 2018
Craig K. Tagawa	Chief Financial Officer
(Principal Accounting Officer)

AMERICAN SHARED HOSPITAL SERVICES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

and

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2017 and 2016

and

FOR THE THREE YEARS ENDED DECEMBER 31, 2017

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

American Shared Hospital Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Shared Hospital Services, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity and cash flows for the three years ended December 31, 2017. In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for the three years ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moss Adams LLP

San Francisco, CA

March 28, 2018

We have served as the Company’s auditor since 1999.

See accompanying notes	3

American Shared Hospital Services

Consolidated Balance Sheets

	DECEMBER 31,
	2017	2016
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,152,000	$2,871,000
Restricted cash	350,000	250,000
Trade accounts receivable, net of allowance for doubtful accounts of $100,000 at December 31, 2017 and December 31, 2016	5,019,000	4,085,000
Other receivables	216,000	290,000
Prepaid expenses and other current assets	1,156,000	370,000

Total current assets	8,893,000	7,866,000

PROPERTY AND EQUIPMENT, net	48,491,000	51,331,000

INVESTMENT IN EQUITY SECURITIES	-	579,000
OTHER ASSETS	792,000	822,000

TOTAL ASSETS	$58,176,000	$60,598,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$359,000	$319,000
Employee compensation and benefits	187,000	184,000
Other accrued liabilities	1,188,000	1,100,000
Current portion of long-term debt	2,459,000	2,205,000
Current portion of capital leases	4,814,000	4,873,000

Total current liabilities	9,007,000	8,681,000

LONG-TERM DEBT, less current portion	3,598,000	5,106,000
LONG-TERM CAPITAL LEASES, less current portion	12,272,000	14,852,000
DEFERRED REVENUE, less current portion	504,000	610,000
DEFERRED INCOME TAXES	2,910,000	4,176,000
COMMITMENTS AND CONTINGENCIES (See Note 11)

SHAREHOLDERS’ EQUITY
Common stock, no par value
Common stock, no par value (10,000,000 authorized; Issued and outstanding shares – 5,710,000 at December 31, 2017 and 5,468,000 at December 31, 2016	10,711,000	10,596,000
Additional paid-in capital	6,272,000	5,949,000
Retained earnings	6,873,000	4,950,000

Total equity- American Shared Hospital Services	23,856,000	21,495,000
Non-controlling interests in subsidiaries	6,029,000	5,678,000

Total shareholders’ equity	29,885,000	27,173,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$58,176,000	$60,598,000

See accompanying notes	4

American Shared Hospital Services

Consolidated Statements of Operations

	YEARS ENDED DECEMBER 31,
	2017	2016	2015
Revenue:
Rental income from medical services	$19,556,000	$18,700,000	$16,548,000
	19,556,000	18,700,000	16,548,000

Costs of revenue:
Maintenance and supplies	1,359,000	874,000	1,089,000
Depreciation and amortization	6,601,000	6,262,000	6,139,000
Other direct operating costs	2,933,000	2,769,000	2,605,000
	10,893,000	9,905,000	9,833,000

Gross margin	8,663,000	8,795,000	6,715,000

Selling and administrative expense	4,323,000	3,802,000	3,496,000
Interest expense	1,927,000	1,707,000	1,239,000

Operating income	2,413,000	3,286,000	1,980,000

(Loss) on early extinguishment of debt	-	(108,000)	-
(Loss) on write down investment in equity securities	(579,000)	-	(2,140,000)
Interest and other income	3,000	15,000	18,000

Income before income taxes	1,837,000	3,193,000	(142,000)
Income tax (benefit) expense	(1,103,000)	943,000	434,000

Net income (loss)	2,940,000	2,250,000	(576,000)
Less: net income attributable to non-controlling interests	(1,017,000)	(1,320,000)	(946,000)

Net income (loss) attributable to American Shared Hospital Services	$1,923,000	$930,000	$(1,522,000)

Net income (loss) per share attributable to American Shared Hospital Services:
Income (loss) per common share- basic	$0.33	$0.17	$(0.28)

Income (loss) per common share- diluted	$0.33	$0.17	$(0.28

See accompanying notes	5

American Shared Hospital Services

Consolidated Statement of Shareholders’ Equity

	THREE YEARS ENDED DECEMBER 31, 2017

			Additional			Non-controlling
	Common	Common	Paid-in	Retained	Sub-Total	Interests in
	Shares	Stock	Capital	Earnings	ASHS	Subsidiaries	Total

Balances at January 1, 2015	5,361,000	$10,376,000	$5,508,000	$5,542,000	$21,426,000	$4,728,000	$26,154,000

Stock based compensation expense	3,000	-	226,000	-	226,000	-	226,000

Non-controlling interest investment in subsidiaries	-	-	-	-	-	46,000	46,000

Cash distributions to non-controlling interests	-	-	-	-	-	(670,000)	(670,000)

Net (loss) income	-	-	-	(1,522,000)	(1,522,000)	946,000	(576,000)

Balances at January 1, 2016	5,364,000	$10,376,000	$5,734,000	$4,020,000	$20,130,000	$5,050,000	$25,180,000

Stock-based compensation expense	4,000	-	215,000	-	215,000	-	215,000

Proceeds from warrants exercised	100,000	220,000	-	-	220,000	-	220,000

Non-controlling interest investment in subsidiaries	-	-	-	-	-	7,000	7,000

Cash distributions to non-controlling interests	-	-	-	-	-	(699,000)	(699,000)

Net income	-	-	-	930,000	930,000	1,320,000	2,250,000

Balances at December 31, 2016	5,468,000	$10,596,000	$5,949,000	$4,950,000	$21,495,000	$5,678,000	$27,173,000

Stock-based compensation expense	4,000	-	323,000	-	323,000	-	323,000

Restricted stock awards	162,000	-	-	-	-	-	-

Warrants and options exercised	76,000	115,000	-	-	115,000	-	115,000

Cash distributions to non-controlling interests	-	-	-	-	-	(666,000)	(666,000)

Net income	-	-	-	1,923,000	1,923,000	1,017,000	2,940,000

Balances at December 31, 2017	5,710,000	$10,711,000	$6,272,000	$6,873,000	$23,856,000	$6,029,000	$29,885,000

See accompanying notes	6

American Shared Hospital Services

Consolidated Statements of Cash Flows

	YEARS ENDED DECEMBER 31,
	2017	2016	2015

OPERATING ACTIVITIES
Net income (loss)	$2,940,000	$2,250,000	$(576,000)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	6,677,000	6,327,000	6,190,000
Loss on disposal of assets	15,000	-	-
Loss on early extinguishment of debt	-	108,000	-
Loss on write down investment in equity securities	579,000	-	2,140,000
Amortization of accrued interest on lease financing	80,000	-	-
Deferred income tax (benefit) expense	(1,266,000)	772,000	298,000
Accrued interest on lease financing	33,000	414,000	-
Stock-based compensation expense	323,000	215,000	226,000
Other non-cash items	-	4,000	(31,000)
Changes in operating assets and liabilities:
Receivables	(860,000)	(1,230,000)	178,000
Prepaid expenses and other assets	(793,000)	(283,000)	(52,000)
Accounts payable, accrued liabilities and deferred revenue	125,000	(199,000)	175,000

Net cash from operating activities	7,853,000	8,378,000	8,548,000

INVESTING ACTIVITIES
Payment for purchase of property and equipment	(803,000)	(1,042,000)	(900,000)
Investment in equity securities	-	-	(10,000)
Proceeds from sale of equipment	150,000	-	-

Net cash (used in) investing activities	(653,000)	(1,042,000)	(910,000)

FINANCING ACTIVITIES
Principal payments on long-term debt	(2,314,000)	(2,968,000)	(2,058,000)
Principal payments on capital leases	(4,954,000)	(4,171,000)	(4,026,000)
Proceeds from certificate of deposit	-	-	9,000,000
Payments on line of credit	-	-	(8,780,000)
Capital contributions from non-controlling interests	-	7,000	46,000
Distributions to non-controlling interests	(666,000)	(699,000)	(670,000)
Proceeds from warrants and options exercised	115,000	220,000	-
Proceeds from capital lease financing for reimbursement of payments for acquisition of equipment	-	1,137,000	-
Reclassification of restricted cash	(100,000)	(200,000)	-

Net cash (used in) financing activities	(7,919,000)	(6,674,000)	(6,488,000)

Net change in cash and cash equivalents	(719,000)	662,000	1,150,000

CASH AND CASH EQUIVALENTS, beginning of year	2,871,000	2,209,000	1,059,000

CASH AND CASH EQUIVALENTS, end of year	$2,152,000	$2,871,000	$2,209,000

See accompanying notes	7

American Shared Hospital Services

Consolidated Statements of Cash Flows

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$1,712,000	$2,150,000	$1,670,000
Cash paid for income taxes	$126,000	$266,000	$25,000

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of equipment with capital lease financing	$2,153,000	$8,878,000	$1,343,000
Acquisition of equipment with long-term debt financing	$992,000	$570,000	$1,016,000

See accompanying notes	8

American Shared Hospital Services

Notes to Consolidated Financial Statements

Note 1 – Business and Basis of Presentation

Business – These consolidated financial statements include the accounts of American Shared Hospital Services (the “Company”) and its subsidiaries as follows: The Company wholly-owns the subsidiaries American Shared Radiosurgery Services (“ASRS”) , PBRT Orlando, LLC (“Orlando”), OR21, Inc., and MedLeader.com, Inc. (“MedLeader”). The Company is also the majority owner of Long Beach Equipment, LLC (“LBE”). ASRS is the majority-owner of GK Financing, LLC (“GKF”) which wholly-owns the subsidiaries Instituto de Gamma Knife del Pacifico S.A.C. (“GKPeru”) and GK Financing U.K., Limited (“GKUK”). GKF is also the majority-owner of the subsidiaries Albuquerque GK Equipment, LLC (“AGKE”), Jacksonville GK Equipment, LLC (“JGKE”), and EWRS, LLC (“EWRS”), which, prior to its sale in June 2014, wholly-owned the subsidiary, EWRS Tibbi Cihazlar Ticaret Ltd Sti (“EWRS Turkey”).

The Company (through ASRS) and Elekta AB, the manufacturer of the Gamma Knife (through its wholly-owned United States subsidiary, GKV Investments, Inc.), entered into an operating agreement and formed GK Financing, LLC. During 2017 GKF provided Gamma Knife units to nineteen medical centers in the United States in the states of Arkansas, California, Connecticut, Florida, Illinois, Massachusetts, Mississippi, Nebraska, Nevada, New Jersey, New Mexico, New York, Tennessee, Oklahoma, Ohio, Oregon and Texas.

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

The Company continues to develop its design and business model for “The Operating Room for the 21st Century” SM through its 50% owned OR21, LLC (“OR21”). The remaining 50% of OR21 is owned by an architectural design company. OR21 is not expected to generate significant revenue within the next two years.

MedLeader was formed to provide continuing medical education online and through videos for doctors, nurses, and other healthcare workers. This subsidiary is not operational at this time.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2 – Accounting Policies

Use of estimates in the preparation of financial statements – In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates reflected in the Company’s consolidated financial statements include the estimated useful lives of fixed assets and its salvage values, revenues and costs of sales for turn-key and revenue sharing arrangements, and the carrying value of its Mevion investment.  Actual results could differ from those estimates.

Advertising costs – The Company expenses advertising costs as incurred. Advertising costs were $140,000, $279,000, and $115,000 during the years ended December 31, 2017, 2016 and 2015, respectively. Advertising costs are recorded in other direct operating costs and sales and administrative costs in the consolidated statements of operations.

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

Business and credit risk – The Company maintains its cash balances, which exceed federally insured limits, in financial institutions. Until January 2015, most of the Company’s cash was held in a certificate of deposit. The Company has not experienced any losses and believes it is not exposed to any significant credit risk on cash, cash equivalents. The Company monitors the financial condition of the financial institutions it uses on a regular basis.

All of the Company’s revenue was provided by twenty, eighteen, and seventeen customers in 2017, 2016, and, 2015, and these customers constitute accounts receivable at December 31, 2017 and 2016, respectively. One customer accounted for approximately 21%, 10%, and 10% of the Company’s total revenue in 2017, 2016 and 2015, respectively. At December 31, 2017 and 2016, three and two customers each accounted for more than 10% of total accounts receivable, respectively. The Company performs credit evaluations of its customers and generally does not require collateral. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in any particular geographic area.

All of the Company’s radiosurgery devices have been purchased through Elekta, to date. However, there are other manufacturers that also make radiosurgery devices.

All of the Company’s revenue was provided by twenty, eighteen, and seventeen customers in 2017, 2016, and, 2015, and these customers constitute accounts receivable at December 31, 2017 and 2016, respectively. One customer accounted for approximately 21%, 10%, and 10% of the Company’s total revenue in 2017, 2016 and 2015, respectively. At December 31, 2017 and 2016, three and two customers each accounted for more than 10% of total accounts receivable, respectively. The Company performs credit evaluations of its customers and generally does not require collateral. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in any particular geographic area.

All of the Company’s radiosurgery devices have been purchased through Elekta, to date. However, there are other manufacturers that also make radiosurgery devices.

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

Non-controlling interests - The Company reports its non-controlling interests as a separate component of shareholders’ equity. The Company also presents the consolidated net income and the portion of the consolidated net income and other comprehensive income allocable to the non-controlling interests and to the shareholders of the Company separately in its consolidated statements of operations.

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

The Company capitalizes interest incurred on property and equipment that is under construction, for which deposits or progress payments have been made. When a rate is not readily available, imputed interest is calculated using the Company’s incremental borrowing rate. The interest capitalized for property and equipment is the portion of interest cost incurred during the acquisition periods that could have been avoided if expenditures for the equipment had not been made. The Company capitalized interest of $138,000, $443,000, and $431,000 in 2017, 2016, and 2015, respectively, as costs of medical equipment.

The Company leases Gamma Knife and radiation therapy equipment to its customers under arrangements typically accounted for as operating leases. At December 31, 2017, the Company held equipment under operating lease contracts with customers with an original cost of $95,923,000 and accumulated depreciation of $51,403,000. At December 31, 2016, the Company held equipment under operating lease contracts with customers with an original cost of $96,270,000 and accumulated depreciation of $53,306,000.

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

Investment in equity securities – As of December 31, 2017 the Company had common stock representing an approximate 0.46% interest in Mevion Medical Systems, Inc. (“Mevion”), and accounts for this investment under the cost method. The carrying value of the Company’s investment in Mevion was $0 at December 31, 2017. The carrying value of the Company’s investment in Mevion was $579,000 as of December 31, 2016. The Company reviews its investment in Mevion for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value of the investment may not be recoverable. See Note 4 – Investment in Equity Securities for further discussion regarding impairment of the investment.

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

The estimated fair value of the Company’s assets and liabilities as of December 31, 2017 and December 31, 2016 were as follows (in thousands):

	Level 1	Level 2	Level 3	Total	Carrying Value
December 31, 2017

Assets:
Cash, cash equivalents, restricted cash	$2,502	$-	$-	$2,502	$2,502
Investment in equity securities	-	-	-	-	-
Total	$2,502	$-	$-	$2,502	$2,502

Liabilities
Debt obligations	$-	$-	$6,082	$6,082	$6,057
Total	$-	$-	$6,082	$6,082	$6,057

December 31, 2016

Assets:
Cash, cash equivalents, restricted cash	$3,121	$-	$-	$3,121	$3,121
Investment in equity securities	-	-	579	579	579
Total	$3,121	$-	$579	$3,700	$3,700

Liabilities
Debt obligations	$-	$-	$7,354	$7,354	$7,311
Total	$-	$-	$7,354	$7,354	$7,311

American Shared Hospital Services

Notes to Consolidated Financial Statements

Note 2 – Accounting Policies (continued)

Revenue recognition - Rental income from medical services is recognized when services have been rendered and collectability is reasonably assured, on either a fee per use or revenue sharing basis. The terms of the contracts do not contain any guaranteed minimum payments. The Company’s contracts are typically for a ten year term and are classified as either fee per use or retail. Retail arrangements are further classified as either turn-key or revenue sharing. Rental income from fee per use contracts is determined by each hospital’s contracted rate. Rental income is recognized at the time the procedures are performed, based on each hospital’s contracted rate and the number of procedures performed. Under revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital. The amount the Company expects to receive is recorded as revenue and estimated based on historical experience. Rental income estimates are reviewed periodically and adjusted as necessary. Under turn-key arrangements, the Company receives payment from the hospital in the amount of its reimbursement from third party payors, and the Company is responsible for paying all the operating costs of the equipment. Operating costs are determined primarily based on historical treatment protocols and cost schedules with the hospital. The Company records an estimate of operating costs which are reviewed on a regular basis and adjusted as necessary to more accurately reflect the actual operating costs. For turn-key sites, the Company also shares a percentage of net operating profit. The Company records an estimate of net operating profit based on estimated revenues, less estimated operating costs. The operating costs and estimated net operating profit are recorded as other direct operating costs in the consolidated statement of operations.

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

Income taxes – The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. See Note 7 for further discussion on income taxes.

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

Asset Retirement Obligations – Based on the guidance provided in ASC 410 Asset Retirement Obligations (“ASC 410”), the Company analyzed its existing lease agreements and determined an asset retirement obligation (“ARO”) exists to remove the respective units at the end of the lease terms. The fair value of the ARO liability is not reasonable to estimate at this time, due to uncertainties about timing, cost and, outcome of the ARO, therefore no liability has been recorded as of December 31, 2017. The Company will re-evaluate this position on a periodic basis when facts and circumstances change that could affect this conclusion.

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

American Shared Hospital Services

Notes to Consolidated Financial Statements

Note 2 – Accounting Policies (continued)

The following table illustrates the computations of basic and diluted earnings per share for the years ended December 31, 2017, 2016 and 2015.

	2017	2016	2015

Numerator for basic and diluted earnings (loss) per share	$1,923,000	$930,000	$(1,522,000)

Denominator:
Denominator for basic and diluted earnings (loss) per share – weighted-average shares	5,754,000	5,570,000	5,519,000
Effect of dilutive securities
Employee stock options and restricted stock	130,000	13,000	-

Denominator for diluted earnings (loss) per share – adjusted weighted- average shares	5,884,000	5,583,000	5,519,000

Earnings (loss) per common share- basic	$0.33	$0.17	$(0.28)

Earnings (loss) per common share- diluted	$0.33	$0.17	$(0.28)

In 2017, options outstanding to purchase 14,000 shares of common stock at an exercise price range of $3.90 per share and 4,000 restricted stock units were not included in the calculation of diluted earnings per share because they would be anti-dilutive.

In 2016, options outstanding to purchase 581,000 shares of common stock at an exercise price range of $2.43 - $3.15 per share and 4,000 restricted stock units were not included in the calculation of diluted earnings per share because they would be anti-dilutive.

In 2015, options outstanding to purchase 614,000 shares of common stock at an exercise price range of $2.05 - $3.15 per share, 3,000 restricted stock units and warrants to purchase 200,000 shares of common stock, issued with promissory notes, at an exercise price of $2.20, were not included in the calculation of diluted earnings per share because they would be anti-dilutive.

Business segment information - Based on the guidance provided in accordance with ASC 280 Segment Reporting (“ASC 280”), the Company has analyzed its subsidiaries which are all in the business of leasing radiosurgery and radiation therapy equipment to healthcare providers, and concluded there is one reportable segment, Medical Services Revenue. The Company provides Gamma Knife, PBRT, and IGRT equipment to seventeen hospitals in the United States and owns and operates a single-unit facility in Lima, Peru as of December 31, 2017. These eighteen locations operate under different subsidiaries of the Company, but offer the same service, radiosurgery and radiation therapy. The operating results of the subsidiaries are reviewed by the Company’s Chief Executive Officer and Chief Financial Officer, who are also deemed the Company’s Chief Operating Decision Makers (“CODMs”) and this is done in conjunction with all of the subsidiaries and locations.

The Company did not have any international operations as of December 31, 2016, but the Company’s single-unit facility in Peru treated its first patient in July 2017. The following table provides a break out of domestic and foreign allocations of medical services revenues and net property and equipment:

American Shared Hospital Services

Notes to Consolidated Financial Statements

Note 2 – Accounting Policies (continued)

	2017	2016	2015

Medical services revenues
Domestic	99%	100%	100%

Foreign	1%	0%	0%

Total	100%	100%	100%

	2017	2016	2015
Property and equipment, net
Domestic	93%	93%	93%

Foreign	7%	7%	7%

Total	100%	100%	100%

Long lived asset impairment – The Company assesses the recoverability of its long-lived assets when events or changes in circumstances indicate their carrying value may not be recoverable. Such events or changes in circumstances may include: a significant adverse change in the extent or manner in which a long-lived asset is being used, significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company assesses recoverability of a long-lived asset by determining whether the carrying value of the asset group can be recovered through projected undiscounted cash flows over their remaining lives. If the carrying value of the asset group exceeds the forecasted undiscounted cash flows, an impairment loss is recognized, measured as the amount by which the carrying amount exceeds estimated fair value. An impairment loss is charged to the consolidated statement of operations in the period in which management determines such impairment. No such impairment has been noted as of December 31, 2017 and 2016.

Recently issued and adopted accounting pronouncements – In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in United States Generally Accepted Accounting Principles (“GAAP”) when it becomes effective. In December 2016, FASB issued ASU 2016-20 Technical Corrections and Improvements to Topic 606, (“ASU 2016-20”), which affects some narrow aspects of ASU 2014-09. The new standard is effective for the Company for annual reporting periods beginning after December 15, 2017 and interim reporting periods therein. Early application is permitted for reporting periods beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. The Company performed an analysis to determine if its revenue agreements with customers fall under the scope of ASU No. 2016-02 Leases (“ASU 2016-02”) or ASU 2014-09 and concluded that, other than with respect to the Company’s stand-alone facility in Lima, Peru, ASU 2014-09 was not applicable. The Company has a project team in place to analyze the impact of ASU 2014-09 to its revenue stream in Peru. The Company believes it is following an appropriate timeline to allow for proper recognition, presentation, and disclosure upon adoption of ASU 2014-09. The Company intends to adopt the standard at the date required for public companies, but has not yet selected a transition method. The Company does not anticipate any change to its IT control environment from the adoption of ASU 2014-09. The Company expects to have significant additional footnote disclosures related to accounting policies, practices and significant assumptions used for arrangements governed by ASU 2014-09.

American Shared Hospital Services

Notes to Consolidated Financial Statements

Note 2 – Accounting Policies (continued)

In January 2016, the FASB issued ASU No. 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net income. The new guidance is effective for the Company on January 1, 2018. Early adoption is permitted. The standard permits the use of cumulative-effect transition method. The Company does not expect ASU 2016-01 to have a material impact on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, which requires lessees to recognize, for all leases, at the commencement date, a lease liability, and a right-of-use asset. Under the new guidance, lessor accounting is largely unchanged. The new guidance is effective for the Company on January 1, 2019. Early adoption is permitted. The Company is evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures. The Company performed an analysis to determine if its revenue agreements with customers fall under the scope of ASU 2016-02 or ASU 2014-09 and concluded that, other than with respect to the Company’s stand-alone facility in Lima, Peru, ASU 2016-02 applied. The Company believes it is following an appropriate timeline to allow for proper recognition, presentation, and disclosure upon adoption of ASU 2016-02.

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

In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires measurement and recognition of expected credit losses for financial assets held. The new guidance is effective for fiscal periods beginning after December 15, 2019. Early adoption is permitted for fiscal periods beginning after December 15, 2018. The Company does not expectASU 2016-13 to have a material impact on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides guidance on eight specific cash flow issues: debt prepayment or extinguishment costs; settlement of zero-coupon or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the Predominance Principle. The new guidance is effective for fiscal periods beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company will adopt the new guidance effective January 1, 2018, with reclassification of prior period amounts, where applicable, and it does not expect the provisions to have a significant impact on its consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows (Topic 230) – Restricted Cash (“ASU 2016-18”), which requires that a statement of cash flows explain the change during the period in total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company will adopt ASU 2016-18 effective January 1, 2018, which will result in a change in presentation within the Consolidated Statements of Cash flows. As required, ASU-2016-18 will be applied retrospectively beginning with the Form 10-Q issued for the period ending March 31, 2018. During the years ended December 31, 2017 and 2016, financing cash outflows included $100,000 and $200,000, respectively, related to reclassification of restricted cash.

American Shared Hospital Services

Notes to Consolidated Financial Statements

Note 2 – Accounting Policies (continued)

In May 2017, the FASB issued ASU No. 2017-09 Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The new guidance is effective for fiscal years beginning after December 31, 2017. Early adoption is permitted, including adoption in an interim period. The Company does not expect ASU 2017-09 to have a material impact on its consolidated financial statements and related disclosures.

Reclassifications – Certain comparative balances for the year ended December 31, 2016 and 2015 have been reclassified to make them consistent with the current year presentation. The reclassifications had no effect on the change in retained earnings for 2016 or 2015.

Note 3 – Property and Equipment

Property and equipment consists of the following:

	DECEMBER 31,
	2017	2016

Medical equipment and facilities	$95,923,000	$96,270,000
Office equipment	576,000	537,000
Deposits and construction in progress	1,658,000	6,073,000
Deposits towards purchase of proton beam systems	2,000,000	2,000,000

	100,157,000	104,880,000
Accumulated depreciation	(51,666,000)	(53,549,000)

Net property and equipment	$48,491,000	$51,331,000

The Company has equipment that is secured under capitalized leases, which is included in Medical equipment and facilities, with a total cost of $44,758,000 and associated accumulated depreciation of $16,777,000 as of December 31, 2017 and a total cost of $43,703,000 and associated accumulated depreciation of $16,642,000 as of December 31, 2016. As of December 31, 2017, the Company has one idle Gamma Knife unit with a cumulative net book value of $729,000. There are currently no plans to put into service or trade this unit in during 2018.

As of December 31, 2017, the Company has $1,658,000 in construction in progress. The construction in progress consists of deposit payments made for two Cobalt-60 reloads, capitalized and imputed interest, and other costs associated with on-going projects of the Company.

As of December 31, 2017, the Company has $2,000,000 in deposits toward the purchase of two MEVION S250 PBRT systems from Mevion. The Company has a commitment for the remaining balance for each system. The Company’s first MEVION S250 treated its first patient in April 2016. The Company’s second and third PBRT units require commencement of the installation process in 2019 and 2020. The Company has entered into a partnership agreement (LBE) with a radiation oncology physician group, which has contributed $400,000 towards the deposits on the third machine. The Company currently does not have customer contracts for the second and third units. The Company reviews the carrying value of these deposits for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value may not be recoverable. The Company has reviewed the deposits, in light of available information, as of December 31, 2017 and has not identified any impairment. See Note 11-Commitments and Contingencies for additional discussion on purchase commitments.

American Shared Hospital Services

Notes to Consolidated Financial Statements

Note 4 – Investment in Equity Securities

As of December 31, 2017, the Company recognized no value for its investment in the common stock of Mevion Medical Systems, Inc. (“Mevion”), formerly Still River Systems, representing an approximate 0.46% interest in Mevion. As of December 31, 2016, the Company valued its investment in the common stock of Mevion at $579,000. The Company accounts for this investment under the cost method. The Company carries its investment in Mevion at cost and reviews it for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value of the investment may not be recoverable.

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

During the year ended December 31, 2017, the Company reviewed its investment in Mevion and determined the fair value of its investment was $0. Based on the Company’s assessment of its investment in Mevion, the Company recognized an impairment loss for the year then ended December 31, 2017 of $579,000.

Note 5 – Long-Term Debt

Long-term debt consists primarily of eight notes with three financing companies collateralized by the Gamma Knife equipment having an aggregate net book value of $15,125,000, the individual customer contracts and related accounts receivable at December 31, 2017. In addition, the loan to finance the Company’s unit in Peru is guaranteed by GKF and collateralized by the Company’s stock in the subsidiary, GK Peru. These notes are payable in 36 to 81 fully amortizing monthly installments, mature between December 2018 and November 2021, and are collateralized by the respective Gamma Knife units. The notes accrue interest at fixed annual rates between 3.95% and 7.48%.

The following are contractual maturities of long-term debt by year at December 31, 2017:

	Principal	Interest
Year ending December 31,
2018	$2,459,000	$301,000
2019	1,988,000	163,000
2020	1,146,000	61,000
2021	464,000	13,000

	$6,057,000	$538,000

American Shared Hospital Services

Notes to Consolidated Financial Statements

Note 6 – Obligations Under Capital Leases

The Company has twelve capital lease obligations with four financing companies, collateralized by Gamma Knife and PBRT equipment having an aggregate net book value of $27,981,000, the individual customer contracts and related accounts receivable at December 31, 2017. These obligations have imputed interest rates ranging between 4.73% and 13.00%, are payable in 41 to 84 monthly installments, and mature between September 2018 and October 2024. As of December 31, 2016, the Company had twelve capital lease obligations with four finance companies with an aggregate net book value of $27,061,000. At the end of each lease term, the Company has a bargain purchase option to purchase the equipment.

Future minimum lease payments, together with the present value of the net minimum lease payments under capital leases at December 31, 2017, are summarized as follows:

Net Present Value
of Minimum
Lease Payments
Year ending December 31,
2018	$6,113,000
2019	4,550,000
2020	3,280,000
2021	5,453,000
2022	629,000
Thereafter	719,000
Total capital lease payments	20,744,000
Less imputed interest	3,658,000
17,086,000
Less current portion	4,814,000
$12,272,000

Note 7 – Income Taxes

As of December 31, 2017, 2016 and 2015 the Company recorded income tax provision benefit of $1,103,000, and income tax provision expense of $943,000 and $434,000, respectively. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code that affect fiscal 2017, including, but not limited to requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years. The Tax Act also establishes new tax laws that will affect 2018 and later years, including, but not limited to, a reduction of the U.S. federal corporate tax rate from 34% to 21%, a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, net operating loss deduction limitations, a base erosion, anti-tax abuse tax and a deduction for foreign-derived intangible income and a new provision designed to tax global intangible low-taxed income. As these provisions do not apply until 2018 the Company continues to evaluate the impact of such provisions of the Tax Act. As a result of the Tax Act, the Company revalued its federal and state deferred tax liabilities based on a 21% tax rate as opposed to a 34% tax rate. The net effect of this change on the Company’s income tax provision for the year ended December 31, 2017 was a tax benefit of $1,546,000.

The increase in the Company’s provision for income taxes as of December 31, 2016 is due to income from the PBRT system and operations of the Company’s subsidiaries. The increase in the Company’s provision for income taxes as of December 31, 2015 is due to income from operations of the Company’s subsidiaries. The loss incurred during the year ended December 31, 2015 on the write-down of the Company’s investment in equity securities is a capital loss which is treated as non-deducible expense for income tax provision purposes and as such, a full valuation allowance was recorded against this loss and the net impact to the provision was $0.

American Shared Hospital Services

Notes to Consolidated Financial Statements

Note 7 – Income Taxes (continued)

The components of the provision for income taxes as of December 31, 2017, 2016 and 2015 consist of the following:

	YEARS ENDED DECEMBER 31,
	2017	2016	2015
Current:
Federal	$55,000	$24,000	$35,000
State	109,000	146,000	103,000
Total current	164,000	170,000	138,000

Deferred:
Federal	(1,335,000)	680,000	353,000
State	68,000	93,000	(57,000)
Total deferred	(1,267,000)	773,000	296,000

	$(1,103,000)	$943,000	$434,000

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2017 and 2016 are as follows:

	DECEMBER 31,
	2017	2016
Deferred tax liabilities:
Property and equipment	$(5,009,000)	$(7,595,000)

Total deferred tax liabilities	(5,009,000)	(7,595,000)

Deferred tax assets:
Net operating loss carryforwards	1,421,000	2,783,000
Accruals and allowances	157,000	193,000
Tax credits	438,000	380,000
Other – net	186,000	200,000
Capital loss carryover	959,000	1,228,000

Total deferred tax assets	3,161,000	4,784,000

Valuation allowance	(1,062,000)	(1,365,000)

Deferred tax assets net of valuation allowance	2,099,000	3,419,000

Net deferred tax liabilities	$(2,910,000)	$(4,176,000)

American Shared Hospital Services

Notes to Consolidated Financial Statements

Note 7 – Income Taxes (continued)

These amounts are presented in the financial statements as follows:

	DECEMBER 31,
	2017	2016

Deferred income taxes (non-current)	$(2,910,000)	$(4,176,000)

	$(2,910,000)	$(4,176,000)

The (benefit) provision for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (34% in 2017, 2016 and 2015) to income before taxes as follows:

	YEARS ENDED DECEMBER 31,
	2017	2016	2015

Computed expected federal income tax	$279,000	$637,000	$(360,000)
State income taxes, net of federal benefit	28,000	169,000	(55,000)
Non-deductible expenses	41,000	42,000	40,000
Impact of US Tax Reform	(1,546,000)	-	-
Change in valuation allowance	180,000	25,000	792,000
Other	(85,000)	70,000	17,000

	$(1,103,000)	$943,000	$434,000

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740 Income taxes (“ASC 740”). In accordance with SAB 118 a company must reflect the income tax effects of those aspects of the tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. Additional work is necessary for a more detailed analysis of our deferred tax assets and liabilities. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.

During the year ended December 31, 2017, the Company did not recognize a provisional income amount for the transition tax, due to the fact the foreign subsidiaries have accumulated losses. The final effects of the Tax Act may differ from these provisional amounts, due to among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, any updates or changes to the estimates utilized to calculate provisional amounts, or actions we may take as a result of the Tax Act. The associated accounting for the Tax Act is expected to be completed when our 2017 US corporate income tax return is filed in 2018.

At December 31, 2017, the Company has a net operating loss carryforward for federal income tax return purposes of approximately $5,928,000 which expire between 2024 and 2034. The Company has net operating loss carryforwards for state income tax purposes of approximately $1,137,000 that begin to expire in 2029. The Company has net operating loss carryforwards for Peru and UK income tax purposes of approximately $370,000.

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

At December 31, 2017, the Company has a capital loss carryforward for federal income tax return purposes of approximately $3,895,000 which starts to expire in 2019. The Company has capital loss carryforwards for state income tax purposes of approximately $177,000 which starts to expire in 2018.

Due to the uncertainty that the Company will generate capital gains in future years to utilize its capital loss carryforward, a valuation allowance has been placed against the deferred tax asset. Due to uncertainty surrounding the realization of impairment losses, capital losses and foreign operating losses in future years, the Company has placed a valuation allowance against a portion of its net domestic and foreign deferred tax assets. The net valuation allowance decreased by $303,000, and increased $25,000, and $792,000 for the tax years ended December 31, 2017, 2016, and 2015, respectively.

The tax return years 2012 through 2017 remain open to examination by the major domestic taxing jurisdictions to which the Company is subject. Net operating losses generated on a tax return basis by the Company for calendar years 1999 through 2004, 2009, 2010, 2012, 2014, 2015, 2016, and 2017 remain open to examination by the major domestic taxing jurisdictions.

The Company has adopted accounting standards which prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company's income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Additionally, these accounting standards specify that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. The Company has made no reclassifications between current taxes payable and long term taxes payable under this guidance. Also, the Company had no amounts of unrecognized tax benefits that, if recognized, would affect its effective income tax rate for the years ended December 31, 2017, 2016, and 2015.

The Company’s policy for deducting interest and penalties is to treat interest as interest expense and penalties as taxes. As of December 31, 2017, the Company had no amount accrued for the payment of interest and penalties related to unrecognized tax benefits.

Note 8 – Shareholders’ Equity

Incentive Compensation Plan

In June 2010 shareholders approved an amendment and restatement of the Company’s stock incentive plan, renaming it the Incentive Compensation Plan (the “Plan”), and among other things, increasing the number of shares of the Company’s common stock reserved for issuance under the Plan to 1,630,000. The Plan provides that the shares reserved under the Plan are available for issuance to officers of the Company, other key employees, non- employee directors, and advisors. The Plan is a successor to the Company’s previous plans, and any shares awarded and outstanding under those plans were transferred to the Plan. No further grants or share issuances will be made under the previous plans. On June 27, 2017, the Company’s shareholders approved an amendment and restatement of the Plan in order to extend the term of the Plan by two years to February 22, 2020. As of December 31, 2017, approximately 375,000 shares remain available for grant under the Plan.

The Plan provides for nonqualified stock options, qualified (or incentive) stock options and stock grants. The Plan has a provision to reduce the number of shares reserved for award and issuance under the Plan by a ratio of 1.59 shares of common stock for each share of common stock that is issued pursuant to a Full Value Award (stock grant).

American Shared Hospital Services

Notes to Consolidated Financial Statements

Note 8 – Shareholders’ Equity (continued)

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

Under the Plan, a total of 241,000 restricted stock units have been granted, consisting of 34,000 of annual automatic grants to non-employee directors and the corporate secretary, 197,000 of deferred retainer fees to non-employee members of the Board, and 10,000 grants issued in lieu of commission, to one employee of the Company. Of the total restricted stock units granted under the Plan 237,000 of them are fully vested but not yet deemed issued and outstanding as of December 31, 2017.

Changes in restricted stock units, consisting primarily of annual automatic grants and deferred compensation to non-employee directors, under the Incentive Compensation Plans during 2017 are as follows:

	Restricted Stock Units	Grant Date Weighted- Average Fair Value	Intrinsic Value
Outstanding at January 1, 2017	4,000	$2.25	$-
Granted	22,000	$3.47	$-
Vested	(22,000)	$4.06	$-
Forfeited	-	$-	$-
Outstanding at December 31, 2017	4,000	$3.77	$-

For the year ended December 31, 2017, total compensation expense recorded in the consolidated statements of operations related to restricted stock units in lieu of retainer fees was $60,000. For the year ended December 31, 2017, total compensation expense recorded in the consolidated statements of income for annual restricted stock units awarded was $11,000, with an offsetting tax benefit of $4,000, as this expense is deductible for income tax purposes. As of December 31, 2017, there was $8,000 of total unrecognized compensation cost related to annual restricted stock units which is expected to be recognized over a period of .5 years. During 2017, 2016, and 2015 shares of restricted stock units totaling 4,000, 4,000, and 3,000, respectively, with a fair value of approximately $15,000, $8,000 and $7,000, respectively, vested and became unrestricted.

On January 4, 2017, the Company entered into a Performance Share Award Agreement with three executive officers of the Company (the “Award Agreements”) for 161,766 restricted stock awards which vest upon the achievement of certain performance metrics. The Award Agreements expire on March 31, 2020. Based on the guidance in ASC 718 Stock Compensation (“ASC 718”), the Company concluded these were performance-based awards with vesting criteria tied to performance metrics. As of December 31, 2017, the Company achieved one of the certain performance metrics and recognized stock compensation expense of approximately $108,000 related to these awards. As of December 31, 2017 it is not probable that any of the remaining required metrics for vesting will be achieved. The unrecognized stock-based compensation expense for these awards was approximately $434,000 and unvested awards were approximately 129,000 as of December 31, 2017. If and when the Company determines that the remaining performance metrics’ achievement becomes probable, the Company will record a cumulative catch-up stock-based compensation amount and the remaining unrecognized amount will be recorded over the remaining requisite service period of the awards.

American Shared Hospital Services

Notes to Consolidated Financial Statements

Note 8 – Shareholders’ Equity (continued)

As of December 31, 2016, the Company had warrants outstanding representing the right to purchase 100,000 shares of the Company’s common stock at $2.20 per share. These warrants were issued with the Notes to four members of the Company’s Board of Directors. See Note 12 – Note, Warrant, & Common Stock Purchase Agreement for further discussion regarding these warrants. During the year ended December 31, 2017, 100,000 of the warrants were exercised. 50,000 of the 100,000 warrants were exercised via a cashless exercise resulting in the net issuance of approximately 25,000 shares. There are no warrants outstanding as of December 31, 2017.

Changes in stock options outstanding under the Incentive Compensation Plans during 2017 are as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
Options	of Options	Price	Term (Years)	Value

Balance at December 31, 2016	625,000	$2.85	4.25
Granted	27,000	$3.31	6.66
Exercised	(4,000)	$2.81	-
Forfeited	(33,000)	$2.82	-

Balance at December 31, 2017	615,000	$2.87	3.48	$22,000

Exercisable at December 31, 2017	395,000	$2.86	3.35	$-

The weighted average grant-date fair value of the options granted during the years 2017, 2016 and 2015 was $1.50, $0.97, and $1.15, respectively. There were 4,000 options exercised during the year ended December 31, 2017. There were no options exercised and accordingly, no total intrinsic value of options exercised during any of the years ended December 31, 2016 and 2015. Total stock-based compensation expense recognized for stock options for the years ended December 2017, 2016, and 2015 was $144,000, $139,000, and $138,000, respectively.

The Company received approximately $6,000 from the exercise of 2,000 options under share-based payment arrangements for the year ended December 31, 2017. There was no cash received from options exercised under any share-based payment arrangements for the years ended December 31, 2016 and 2015, and as a result, there was no actual tax benefit realized for tax deductions from option exercises in any of those years.

American Shared Hospital Services

Notes to Consolidated Financial Statements

Note 8 – Shareholders’ Equity (continued)

A summary of the status of the Company’s non-vested stock options as of December 31, 2017, and changes during the year ended December 31, 2017 is presented below:

		Weighted
		Average
	Number	Grant-Date
Nonvested Options	of Options	Fair Value

Nonvested at December 31, 2016	321,000	$1.18
Granted	27,000	$1.50
Vested	(117,000)	$1.20
Forfeited	(11,000)	$1.27

Nonvested at December 31, 2017	220,000	$1.20

At December 31, 2017, there was approximately $297,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. This cost is expected to be recognized over a period of approximately five years.

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

The fair value of the Company’s option grants issued during 2017, 2016 and 2015 were estimated using assumptions for expected life, volatility, dividend yield, forfeiture rate, and risk-free interest rate which are specific to each award as summarized in the following table. The estimated fair value of the Company’s options is amortized over the period during which the optionee is required to provide service in exchange for the award, usually the vesting period.

The fair value of the Company’s option grants under the Plan in 2017, 2016 and 2015 was estimated using the following assumptions:

	2017	2016	2015

Expected life (years)	7.0	7.0	7.0
Expected forfeiture rate	0.0%	0.0%	0.0%
Expected volatility	53%	53%	41%
Dividend yield	0%	0%	0%
Risk-free interest rate	2.0%	2.0%	2.0%

Repurchase of Common Stock, Common Stock Warrants and Stock Options

In 1999 and 2001, the Board of Directors approved resolutions authorizing the Company to repurchase up to a total of 1,000,000 shares of its own stock on the open market, which the Board reaffirmed in 2008. There were no shares of the Company repurchased during 2017, 2016 or 2015. There are approximately 72,000 shares remaining under this repurchase authorization.

American Shared Hospital Services

Notes to Consolidated Financial Statements

Note 9 – Retirement Plan

The Company has a defined-contribution retirement plan (the “Retirement Plan”) that allows for a matching safe harbor contribution. For 2017, the Board of Directors elected to match participant deferred salary contributions up to a maximum of 4% of the participant’s annual compensation. Discretionary profit sharing contributions are allowed under the Retirement Plan in years that the Board does not elect a safe harbor match. The Company has accrued approximately $30,000 for the estimated safe harbor matching contribution for the year ended December 31, 2017. The Company contributed $27,000 to the Retirement Plan for the safe harbor match for the years ended December 31, 2016 and December 31, 2015.

Note 10 – Operating Leases

The Company leases office space and equipment under operating leases expiring at various dates through 2018 and 2022. On August 13, 2016, the Company entered into a 7 year operating lease for an office space located in San Francisco, CA. The commencement date of the new lease coincided with the termination of the Company’s existing lease space. The Company also has a satellite office in Fairfield, CA with a lease expiration date in April 2020.

Future minimum payments under non-cancelable operating leases, net of expected sublease income, having initial terms of more than one year consisted of the following:

Year ending December 31,

2018	$266,000
2019	272,000
2020	245,000
2021	252,000
2022	259,000
Thereafter	165,000

$1,459,000

Payments for repair and maintenance agreements incorporated in operating lease agreements are not included in the future minimum operating lease payments shown above.

Net rent expense was $308,000, $307,000, and $175,000 for the years ended December 31, 2017, 2016 and 2015, respectively, and includes the above operating leases as well as month-to-month rental and certain executory costs.

Total rent expense was recognized net of sublease income of $0, $76,000, and $191,000 for the years ended December 31, 2017, 2016 and 2015, respectively. In 2013, the Company subleased a portion of its existing office space through the remainder of its lease term at a rate lower than its lease rate, resulting in a cumulative loss of $115,000. This loss was amortized against total rent expense over the term of the sublease and it is included in total rent expense for 2016.

Note 11 – Commitments and Contingencies

As of December 31, 2017, the Company had commitments to purchase two MEVION S250 PBRT systems for $25,800,000 and the Company had $2,000,000 in non-refundable deposits toward the purchase of these two PBRT systems from Mevion. The non-refundable deposits are recorded in the Consolidated Balance Sheets as deposits and construction in progress.

American Shared Hospital Services

Notes to Consolidated Financial Statements

Note 11 – Commitments and Contingencies (continued)

On July 21, 2017, the Company signed First Amendments to two System Build Agreements (the “Amendments”) for the Company’s second and third Mevion PBRT units. The Company and Mevion have agreed on preliminary construction and delivery timetables for the second and third PBRT units for which the Company has purchase commitments. The Company’s delivery timeframe is triggered by USFDA 510K clearance of Mevion’s recently developed treatment nozzle. The Company is actively seeking sites for these units but, to date, has not entered into agreements with any party for either placement of a PBRT unit or the related financing. The Company projects that it will be required to take delivery of the second and third PBRT units no later than 2019 and 2020, respectively. In the event the Company is unable to enter into customer agreements within the requisite time frame or receive an extension from Mevion, the Company could forfeit its deposits.

On July 21, 2017, the Company entered into a Maintenance and Support Agreement (the “Mevion Service Agreement”) with Mevion, which provides for maintenance and support of the Company’s PBRT unit at Orlando Health. The Mevion Service Agreement began September 5, 2017 and required an upfront payment of $1,000,000 which was made on August 4, 2017, and further requires payments over the next 11 months. This payment portion was recorded as a prepaid contract and will be amortized over the one-year service period. The Mevion Service Agreement is for a five (5) year period.

As of December 31, 2017, the Company had commitments to perform two Cobtalt-60 reloads at existing Gamma Knife customer sites. Total Gamma Knife commitments as of December 31, 2017 were $1,500,000. The Cobalt-60 reloads are scheduled to occur in the first half of 2018. It is the Company’s intent to finance these reloads. There are no significant cash requirements, pending financing for the Cobalt-60 reloads in the next 12 months. There can be no assurance that financing will be available for the Company’s current or future projects, or at terms that are acceptable to the Company.

The Company estimates the following commitments for each of the equipment systems, with expected timing of payments as follows as of December 31, 2017:

	2018	Thereafter	Total

Proton Beam Units	$-	$25,800,000	$25,800,000

Gamma Knife Units	1,500,000	-	1,500,000

Total Commitments	$1,500,000	$25,800,000	$27,300,000

Note 12 – Note, Warrant, & Common Stock Purchase Agreement

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

American Shared Hospital Services

Notes to Consolidated Financial Statements

Note 12 – Note, Warrant, & Common Stock Purchase Agreement (continued)

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

Note 13 – Related Party Transactions

The Company’s Gamma Knife business is operated through its 81% indirect interest in its GKF subsidiary. The remaining 19% of GKF is owned by a wholly owned U.S. subsidiary of Elekta, which is the manufacturer of the Gamma Knife. Since the Company purchases its Gamma Knife units from Elekta, there are significant related party transactions with Elekta such as equipment purchases, commitments to purchase equipment, deposits for such equipment purchases, and costs to maintain the equipment. The Company believes that all its transactions with Elekta are arm’s-length transactions. At December 31, 2017, the Company had commitments to purchase two Cobalt-60 reloads from Elekta, as discussed in Note 11 – Commitments and Contingencies.

The Company entered into a Purchase Agreement in 2014 to sell 650,000 shares of the Company’s common stock for proceeds of approximately $1,600,000 with three members of the Company’s Board of Directors. Also in 2014, the Company entered into a Note and Warrant Purchase Agreement with four members of the Company’s Board of Directors to issue $1,000,000 in principal amount of Notes and Warrants to purchase 200,000 shares of the Company’s common stock. Concurrently with the Note and Warrant Purchase Agreement, the Company entered into Common Stock Purchase Agreement with one member of the Company’s Board of Directors to sell 100,000 shares of the Company’s Common Stock for $220,000. The Company believes all its transactions with the members of the Company’s Board of Directors were arm’s-length transactions. See Note 12 – Note, Warrant, & Common Stock Purchase Agreement for additional information.

