Form 10-Q
period 2018-03-31
AMERICAN SHARED HOSPITAL SERVICES
filed 2018-05-10
CIK 744825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and emerging growth company in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a check mark whether the registrant is a shell company ( as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 4, 2018, there are outstanding 5,710,000 shares of the Registrant’s common stock.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	(unaudited) March 31, 2018	December 31, 2017

Current assets:
Cash and cash equivalents	$2,751,000	$2,152,000
Restricted cash	350,000	350,000
Accounts receivable, net of allowance for doubtful accounts of $100,000 at March 31, 2018 and $100,000 at December 31, 2017	5,586,000	5,019,000
Other receivables	292,000	216,000
Prepaid expenses and other current assets	968,000	1,156,000

Total current assets	9,947,000	8,893,000

Property and equipment:
Medical equipment and facilities	96,138,000	95,923,000
Office equipment	578,000	576,000
Deposits and construction in progress	3,871,000	3,658,000
	100,587,000	100,157,000
Accumulated depreciation and amortization	(53,330,000)	(51,666,000)
Net property and equipment	47,257,000	48,491,000

Other assets	827,000	792,000

Total assets	$58,031,000	$58,176,000

LIABILITIES AND SHAREHOLDERS’ EQUITY	(unaudited) March 31, 2018	December 31, 2017

Current liabilities:
Accounts payable	$724,000	$359,000
Employee compensation and benefits	237,000	187,000
Other accrued liabilities	1,349,000	1,188,000
Current portion of long-term debt	2,465,000	2,459,000
Current portion of obligations under capital leases	4,722,000	4,814,000

Total current liabilities	9,497,000	9,007,000

Long-term debt, less current portion	3,112,000	3,598,000
Long-term capital leases, less current portion	11,327,000	12,272,000
Deferred revenue, less current portion	477,000	504,000

Deferred income taxes	3,028,000	2,910,000

Shareholders’ equity:
Common stock, no par value (10,000,000 authorized; 5,710,000 shares issued and outstanding at March 31, 2018 and at December 31, 2017)	10,711,000	10,711,000
Additional paid-in capital	6,327,000	6,272,000
Retained earnings	7,263,000	6,873,000
Total equity-American Shared Hospital Services	24,301,000	23,856,000
Non-controlling interest in subsidiary	6,289,000	6,029,000
Total shareholders’ equity	30,590,000	29,885,000

Total liabilities and shareholders’ equity	$58,031,000	$58,176,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended March 31,
	2018	2017

Rental income from medical services	$5,305,000	$4,914,000

Costs of revenue:

Maintenance and supplies	626,000	232,000

Depreciation and amortization	1,657,000	1,604,000

Other direct operating costs	816,000	732,000

	3,099,000	2,568,000

Gross Margin	2,206,000	2,346,000

Selling and administrative expense	986,000	1,139,000

Interest expense	425,000	453,000

Operating income	795,000	754,000

Interest and other income	5,000	4,000

Income before income taxes	800,000	758,000

Income tax expense	150,000	216,000

Net income	650,000	542,000
Less: Net income attributable to non-controlling interest	(260,000)	(249,000)

Net income attributable to American Shared Hospital Services	$390,000	$293,000

Net income per share:

Earnings per common share – basic	$0.07	$0.05

Earnings per common share – diluted	$0.07	$0.05

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Year Ended December 31, 2017 and Three Month Period March 31, 2018
			Additional			Non-controlling
	Common	Common	Paid-in	Retained	Sub-Total	Interests in
	Shares	Stock	Capital	Earnings	ASHS	Subsidiaries	Total

Balances at January 1, 2017	5,468,000	$10,596,000	$5,949,000	$4,950,000	$21,495,000	$5,678,000	$27,173,000

Stock-based compensation expense	4,000	-	323,000	-	323,000	-	323,000

Restricted stock	162,000	-	-	-	-	-	-

Warrants and options exercised	76,000	115,000	-	-	115,000	-	115,000

Cash distributions to non-controlling interests	-	-	-	-	-	(666,000)	(666,000)

Net income	-	-	-	1,923,000	1,923,000	1,017,000	2,940,000

Balances at December 31, 2017	5,710,000	10,711,000	6,272,000	6,873,000	23,856,000	6,029,000	29,885,000

Stock-based compensation expense	-	-	55,000	-	55,000	-	55,000

Net income	-	-	-	390,000	390,000	260,000	650,000

Balances at March 31, 2018	5,710,000	$10,711,000	$6,327,000	$7,263,000	$24,301,000	$6,289,000	$30,590,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months ended March 31,
	2018	2017
Operating activities:
Net income	$650,000	$542,000

Adjustments to reconcile net income to net cash from operating activities:

Depreciation and amortization	1,677,000	1,622,000

Deferred income tax	118,000	174,000

Stock-based compensation expense	55,000	50,000

Net accrued interest on lease financing	-	(27,000)

Changes in operating assets and liabilities:

Receivables	(575,000)	(755,000)

Prepaid expenses and other assets	143,000	(60,000)

Customer deposits/deferred revenue	(40,000)	(31,000)

Accounts payable and accrued liabilities	589,000	134,000

Net cash from operating activities	2,617,000	1,649,000

Investing activities:
Payment for purchase of property and equipment	(497,000)	(114,000)

Net cash (used in) investing activities	(497,000)	(114,000)

Financing activities:
Principal payments on long-term debt	(484,000)	(495,000)

Principal payments on capital leases	(1,037,000)	(1,517,000)

Distributions to non-controlling interests	-	(106,000)

Proceeds from warrants and options exercised	-	115,000

Net cash (used in) financing activities	(1,521,000)	(2,003,000)

Net change in cash, cash equivalents, and restricted cash	599,000	(468,000)

Cash, cash equivalents, and restricted cash at beginning of period	2,502,000	3,121,000

Cash, cash equivalents, and restricted cash at end of period	$3,101,000	$2,653,000

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$453,000	$491,000
Income taxes	$12,000	$22,000

Schedule of non-cash investing and financing activities
Acquisition of equipment with long-term debt financing	$-	$992,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly American Shared Hospital Services’ consolidated financial position as of March 31, 2018 and the results of its operations for the three-month periods ended March 31, 2018 and 2017, which results are not necessarily indicative of results on an annualized basis. Consolidated balance sheet amounts as of December 31, 2017 have been derived from audited consolidated financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017 included in the Company’s 10-K filed with the Securities and Exchange Commission.

These consolidated financial statements include the accounts of American Shared Hospital Services and its subsidiaries (the “Company”) as follows: the Company wholly-owns the subsidiaries American Shared Radiosurgery Services (“ASRS”), PBRT Orlando, LLC (“Orlando”), OR21, Inc., and MedLeader.com, Inc. (“MedLeader”); the Company is the majority owner of Long Beach Equipment, LLC (“LBE”); ASRS is the majority-owner of GK Financing, LLC (“GKF”) which wholly-owns the subsidiaries Instituto de Gamma Knife del Pacifico S.A.C. (“GKPeru”) and GK Financing U.K., Limited (“GKUK”); GKF is the majority owner of the subsidiaries Albuquerque GK Equipment, LLC (“AGKE”) and Jacksonville GK Equipment, LLC (“JGKE”).

The Company (through ASRS) and Elekta AB, the manufacturer of the Gamma Knife (through its wholly-owned subsidiary, GKV Investments, Inc.), entered into an operating agreement and formed GKF. As of March 31, 2018, GKF provided Gamma Knife units to sixteen medical centers in the United States in the states of Arkansas, California, Florida, Illinois, Massachusetts, Mississippi, Nebraska, Nevada, New Jersey, New Mexico, New York, Tennessee, Ohio, Oregon, and Texas. GKF also owns and operates a single-unit Gamma Knife facility in Lima, Peru.

The Company through its wholly-owned subsidiary, Orlando, provided proton beam radiation therapy (“PBRT”) and related equipment to one customer in the United States. The Company also directly provides radiation therapy and related equipment, including Intensity Modulated Radiation Therapy (“IMRT”), Image Guided Radiation Therapy (“IGRT”) and a CT Simulator to the radiation therapy department at an existing Gamma Knife site in Massachusetts.

The Company formed the subsidiaries GKPeru and GKUK for the purposes of expanding its business internationally into Peru and the United Kingdom, respectively; Orlando and LBE to provide proton beam therapy equipment and services in Orlando, Florida and Long Beach, California; and AGKE and JGKE to provide Gamma Knife services in Albuquerque, New Mexico and Jacksonville, Florida, respectively. AGKE began operations in the second quarter of 2011 and JGKE began operations in the fourth quarter of 2011. Orlando began operations in April 2016. GKPeru treated its first patient in July 2017. GKUK is inactive and LBE is not expected to generate revenue within the next two years.

The Company continues to develop its design and business model for “The Operating Room for the 21st Century” SM through its 50% owned OR21, LLC (“OR21 LLC”). The remaining 50% is owned by an architectural design company. OR21 is not expected to generate significant revenue within the next two years.

MedLeader was formed to provide continuing medical education online and through videos for doctors, nurses, and other healthcare workers. This subsidiary is not operational at this time.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Based on the guidance provided in accordance with Accounting Standards Codification (“ASC”) 280 Segment Reporting (“ASC 280”), the Company has analyzed its subsidiaries which are all in the business of leasing radiosurgery and radiation therapy equipment to healthcare providers, and concluded there is one reportable segment, Medical Services Revenue. The Company provides Gamma Knife, PBRT, and IGRT equipment to seventeen hospitals in the United States and owns and operates a single-unit facility in Lima, Peru as of March 31, 2018. These eighteen locations operate under different subsidiaries of the Company, but offer the same service, radiosurgery, and radiation therapy. The operating results of the subsidiaries are reviewed by the Company’s Chief Executive Officer and Chief Financial Officer, who are also deemed the Company’s Chief Operating Decision Makers (“CODMs”) and this is done in conjunction with all the subsidiaries and locations.

As of December 31, 2016, the Company had warrants outstanding representing the right to purchase 100,000 shares of the Company’s common stock at $2.20 per share. These warrants were issued with the Notes to four members of the Company’s Board of Directors in a prior year. During the three-month period ended March 31, 2017, 100,000 of the warrants were exercised. Of the 100,000 outstanding, 50,000 of the warrants exercised were done so through a cashless exercise issuance, totaling approximately 25,000 shares. There are no warrants outstanding as of March 31, 2018.

On July 21, 2017, the Company entered into a Maintenance and Support Agreement (the “Mevion Service Agreement”) with Mevion Medical Systems, Inc. (“Mevion”), formerly Still River Systems, which provides for maintenance and support of the Company’s PBRT unit at Orlando Health – UF Health Cancer Center (“Orlando Health”). The Mevion Service Agreement began September 5, 2017 and required an upfront payment of $1,000,000 which was made on August 4, 2017, and further requires payments over the next 11 months. This payment portion was recorded as a prepaid contract and will be amortized over the one-year service period. The Mevion Service Agreement is for a five (5) year period.

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

The Company adopted ASU 2014-09 as of January 1, 2018 using the modified retrospective method. The cumulative effect of adopting ASU 2014-09 did not have a material impact on retained earnings, as reported by the Company, and there was no change to the Company’s IT environment following adoption. Under ASU 2014-09, the Company determined that, as it relates to the stand-alone facility in Lima, Peru, a contract exists between GK Peru and the individual patient treated at the facility. The Company acts as the principal in this transaction and provides, at a point in time, a single performance obligation, in the form of a Gamma Knife treatment. Revenue related to a Gamma Knife treatment is recognized on a gross basis in the month the patient receives treatment. There is no variable consideration present in the Company’s performance obligation and the transaction price is agreed upon per the stated contractual rate. Payment terms are typically prepaid for self-pay patients and insurance provider payments are paid net 30 days. The Company did not capitalize any incremental costs related to the fulfillment of its customer contracts. Accounts receivable and revenues earned by GK Peru were not material for the three-month period ended March 31, 2018, therefore, no additional disclosures have been made at this time.

In January 2016, the FASB issued ASU No. 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”) which requires equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net income. The new guidance was effective for the Company on January 1, 2018. The Company adopted ASU 2016-01 on January 1, 2018. There was no significant impact on the consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02 which requires lessees to recognize, for all leases, at the commencement date, a lease liability, and a right-of-use asset. Under the new guidance, lessor accounting is largely unchanged. The new guidance is effective for the Company on January 1, 2019. Early adoption is permitted. The Company is evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures. The Company performed an analysis to determine if its revenue agreements with customers fall under the scope of ASU 2016-02 or ASU 2014-09 and concluded that, other than with respect to the Company’s stand-alone facility in Lima, Peru, ASU 2016-02 applied. The Company believes it is following an appropriate timeline to allow for proper recognition, presentation, and disclosure upon adoption of ASU 2016-02.

In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires measurement and recognition of expected credit losses for financial assets held. The new guidance is effective for fiscal periods beginning after December 15, 2018. The Company does not expect ASU 2016-13 to have a significant impact on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides guidance on eight specific cash flow issues: debt prepayment or extinguishment costs; settlement of zero-coupon or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the Predominance Principle. The new guidance is effective for fiscal periods beginning after December 15, 2017 and interim periods within those fiscal years. The Company adopted ASU 2016-15 on January 1, 2018. There was no significant impact on its consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows (Topic 230) – Restricted Cash (“ASU 2016-18”), which requires that a statement of cash flows explain the change during the period in total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted ASU 2016-18 on January 1, 2018. For the three-month periods ending March 31, 2018 and 2017, restricted cash of $350,000 and $250,000 was included as cash, cash equivalents, and restricted cash at the beginning and end of the reporting periods, respectively.

In May 2017, the FASB issued ASU No. 2017-09 Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The new guidance is effective for fiscal years beginning after December 31, 2017. The Company adopted ASU 2017-09 on January 1, 2018. There was no significant impact on its consolidated financial statements and related disclosures.

In February 2018, the FASB issued ASU No. 2018-03 Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2018-03”), which clarifies certain aspects of ASU 2016-01. These are: equity securities without a readily determinable fair value – discontinuation, equity securities without a readily determinable fair value – adjustments, forward contracts and purchased options, presentation requirements for certain fair value option liabilities, fair value option liabilities denominated in a foreign currency, and transition guidance for equity securities without a readily determinable fair value. The new guidance is effective for fiscal years beginning after December 31, 2017 and interim periods within those fiscal years beginning after June 15, 2018. The Company does not expect ASU 2018-03 to have a significant impact on its consolidated financial statements and related disclosures.

Note 2.	Per Share Amounts

Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding. The computation for the three-month periods ended March 31, 2018 and 2017 excluded approximately 549,000 and 0, respectively, of the Company’s stock options because the exercise price of the options was higher than the average market price during the period.

Based on the guidance provided in accordance with ASC 260 Earnings Per Share (“ASC 260”), the weighted average common shares for basic earnings per share, for the three-month periods ended March 31, 2018 and 2017, excluded the weighted average impact of the unvested performance share awards, discussed below. These awards are legally outstanding but are not deemed participating securities and therefore are excluded from the calculation of basic earnings per share. The unvested shares are also excluded from the denominator for diluted earnings per share because they are considered contingent shares not deemed probable as of March 31, 2018.

The following table sets forth the computation of basic and diluted earnings per share for the three-month periods ended March 31, 2018 and 2017:

	Three Months ended March 31,
	2018	2017
Net income attributable to American Shared Hospital Services	$390,000	$293,000

Weighted average common shares for basic earnings per share	5,818,000	5,685,000
Diluted effect of stock options and restricted stock	37,000	199,000
Weighted average common shares for diluted earnings per share	5,855,000	5,884,000

Basic earnings per share	$0.07	$0.05
Diluted earnings per share	$0.07	$0.05

Note 3.	Stock-based Compensation

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

Stock-based compensation expense associated with the Company’s stock-based options to employees is calculated using the Black-Scholes valuation model. The Company’s stock-based awards have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates. The estimated fair value of the Company’s option grants is estimated using assumptions for expected life, volatility, dividend yield, and risk-free interest rate which are specific to each award. The estimated fair value of the Company’s options is amortized over the period during which an employee is required to provide service in exchange for the award (requisite service period), usually the vesting period. Accordingly, stock-based compensation cost before income tax effect for the Company’s options and restricted stock units in the amount of $55,000 and $50,000 is reflected in net income for the three-month periods ended March 31, 2018 and 2017, respectively. At March 31, 2018, there was approximately $238,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan, excluding unrecognized compensation cost associated with the performance share awards, discussed below. This cost is expected to be recognized over a period of approximately five years.

On January 4, 2017, the Company entered into a Performance Share Award Agreement with three executive officers of the Company (the “Award Agreements”) for 161,766 restricted stock awards which vest upon the achievement of certain performance metrics. The Award Agreements expire on March 31, 2020. Based on the guidance in ASC 718 Stock Compensation (“ASC 718”), the Company concluded these were performance-based awards with vesting criteria tied to performance metrics. As of December 31, 2017, the Company achieved one of those certain performance metrics under the Award Agreements and recognized stock compensation expense of approximately $108,000 related to these awards. As of March 31, 2018, it is not probable that any of the remaining required metrics for vesting will be achieved. The unrecognized stock-based compensation expense for these awards was approximately $434,000 and unvested awards were approximately 129,000 as of March 31, 2018. If and when the Company determines that the remaining performance metrics’ achievement becomes probable, the Company will record a cumulative catch-up stock-based compensation amount and the remaining unrecognized amount will be recorded over the remaining requisite service period of the awards.

The following table summarizes unvested restricted stock awards, consisting primarily of annual automatic grants and deferred compensation to non-employee directors, for the three-month period ended March 31, 2018:

	Restricted Stock Units	Grant Date Weighted- Average Fair Value	Intrinsic Value
Outstanding at January 1, 2018	4,000	$3.77	$-
Granted	31,000	$2.55	$-
Vested	(8,000)	$2.55	$-
Outstanding at March 31, 2018	27,000	$2.73	$-

The following table summarizes stock option activity for the three-month period ended March 31, 2018:

	Stock Options	Grant Date Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Intrinsic Value
Outstanding at January 1, 2018	615,000	$2.87	3.48	$-
Outstanding at March 31, 2018	615,000	$2.87	3.23	$-
Exercisable at March 31, 2018	395,000	$2.86	3.12	$19,000

Note 4.	Fair Value of Financial Instruments

The Company’s disclosures of the fair value of financial instruments is based on a fair value hierarchy which prioritizes the inputs to the valuation techniques used to measure fair value into three levels. Level 1 inputs are unadjusted quoted market prices in active markets for identical assets and liabilities that the Company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for assets or liabilities and reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

The estimated fair value of the Company’s assets and liabilities as of March 31, 2018 and December 31, 2017 were as follows (in thousands):

	Level 1	Level 2	Level 3	Total	Carrying Value
March 31, 2018

Assets:
Cash, cash equivalents, restricted cash	$3,101	$-	$-	$3,101	$3,101
Total	$3,101	$-	$-	$3,101	$3,101

Liabilities
Debt obligations	$-	$-	$5,569	$5,569	$5,577
Total	$-	$-	$5,569	$5,569	$5,577

December 31, 2017

Assets:
Cash, cash equivalents, restricted cash	$2,502	$-	$-	$2,502	$2,502
Total	$2,502	$-	$-	$2,502	$2,502

Liabilities
Debt obligations	$-	$-	$6,082	$6,082	$6,057
Total	$-	$-	$6,082	$6,082	$6,057

Note 5.	Repurchase of Common Stock

In 1999 and 2001, the Board of Directors approved resolutions authorizing the Company to repurchase up to a total of 1,000,000 shares of its own stock on the open market, which the Board of Directors reaffirmed in 2008. There were no shares repurchased during the three-month periods ended March 31, 2018 and 2017. There are approximately 72,000 shares remaining under this repurchase authorization as of March 31, 2018.

Note 6.	Income Taxes

The Company generally calculates its effective income tax rate at the end of an interim period using an estimate of the annualized effective income tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate of the annualized effective income tax rate cannot be made, the Company computes its provision for income taxes using the actual effective income tax rate for the results of operations reported within the year-to-date periods. The Company’s effective income tax rate is highly influenced by relative income or losses reported and the amount of the nondeductible stock-based compensation associated with grants of its common stock options and from the results of foreign operations. A small change in estimated annual pretax income (loss) can produce a significant variance in the annualized effective income tax rate given the expected amount of these items. As a result, the Company has computed its provision for income taxes for the three-month period ended March 31, 2018 by applying the actual effective tax rates to income or (loss) reported within the condensed consolidated financial statements through those periods.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that affect fiscal 2017, including, but not limited to requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years. The Tax Act also establishes new tax laws that will affect 2018 and later years, including, but not limited to, a reduction of the U.S. federal corporate tax rate from 34% to 21%, a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, net operating loss deduction limitations, a base erosion, anti-tax abuse tax and a deduction for foreign-derived intangible income and a new provision designed to tax global intangible low-taxed income. As a result of the Tax Act, the Company revalued its federal and state deferred tax liabilities based on a 21% tax rate as opposed to a 34% tax rate for the year ended December 31, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report to the Securities and Exchange Commission may be deemed to contain certain forward-looking statements with respect to the financial condition, results of operations and future plans of American Shared Hospital Services, which involve risks and uncertainties including, but not limited to, the risks of the Gamma Knife and radiation therapy businesses, and the risks of developing The Operating Room for the 21st CenturySM program. Further information on potential factors that could affect the financial condition, results of operations and future plans of American Shared Hospital Services is included in the filings of the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 14, 2018.

The Company had seventeen Gamma Knife units, one PBRT system and one IGRT machine in operation as of March 31, 2018 and March 31, 2017. Three of the Company’s customer contracts are through subsidiaries where GKF or its subsidiary is the majority owner and managing partner. Nine of the Company’s seventeen current Gamma Knife customers are under fee-per-use contracts, and seven customers are under retail arrangements. The Company, through GKF, also owns and operates a single-unit Gamma Knife facility in Lima, Peru. This unit economically functions similarly to the Company’s turn-key retail arrangements. The Company’s contracts to provide radiation therapy and related equipment services to an existing Gamma Knife customer and the Company’s PBRT system at Orlando Health, are also considered retail arrangements. Retail arrangements are further classified as either turn-key or revenue sharing. Revenue from fee-per-use contracts is determined by each hospital’s contracted rate. Revenue is recognized at the time procedures are performed, based on each hospital’s contracted rate. Under revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital. The amount the Company expects to receive is recorded as revenue and estimated based on historical experience. Revenue estimates are reviewed periodically and adjusted as necessary. Under turn-key arrangements, the Company receives payment from the hospital in the amount of the hospital’s reimbursement from third party payors, and the Company is responsible for paying all the operating costs of the equipment. Operating costs are determined primarily based on historical treatment protocols and cost schedules with the hospital. The Company records an estimate of operating costs which are reviewed on a regular basis and adjusted as necessary to more accurately reflect the actual operating costs. For turn-key sites, the Company also shares a percentage of net operating profit. The Company records an estimate of net operating profit based on estimated revenues, less estimated operating costs. The operating costs and estimated net operating profit are recorded as other direct operating costs in the condensed consolidated statement of operations.

Effective January 1, 2015, the Centers for Medicare and Medicaid (“CMS”) established a Comprehensive Ambulatory Payment Classification for single session radiosurgery treatments. CMS has established a 2018 total reimbursement rate of approximately $9,100 ($9,000 in 2017) for a Medicare Gamma Knife treatment. The approximate CMS reimbursement rates for delivery of proton therapy for a simple treatment without compensation will be $522 ($494 in 2017) and $1,053 ($994 in 2017) for simple with compensation, intermediate and complex treatments, respectively.

Rental income from medical services revenue increased by $391,000 to $5,305,000 for the three-month period ended March 31, 2018 from $4,914,000 for the three-month period ended March 31, 2017. For the three-month period ended March 31, 2018, revenues generated from the Company’s PBRT system increased $63,000 to $1,218,000 from $1,155,000 in the same period prior year. The increase in PBRT revenue was due to an increase in the average reimbursement rate compared to the Company’s historical average. For the three-month period ended March 31, 2018, Gamma Knife revenue increased $69,000 to $3,688,000 from $3,619,000 in the same period prior year. The increase in Gamma Knife revenue was due to an increase in volumes at sites with a higher reimbursement rate compared to the Company’s historical average. For the three-month period ended March 31, 2018, revenue from the Company’s IGRT contract increased $259,000 to $399,000 from $140,000 for the same period prior year. The increase in IGRT revenue was due to higher volumes.

The number of Gamma Knife procedures decreased by 64 to 392 for the three-month period ended March 31, 2018 from 456 for the three-month period ended March 31, 2017. Excluding the customer site who purchased their Gamma Knife unit in April 2017 and the customer site whose contract expired August 31, 2017, Gamma Knife procedures increased by 39. This increase was due to the Company’s two new sites in Lima, Peru and Lincoln, Nebraska, which began treating patients in the third quarter 2017, and increased procedures at existing customer sites.

Total costs of revenue increased by $531,000 to $3,099,000 for the three-month period ended March 31, 2018 from $2,568,000 for the three-month period ended March 31, 2017. For the three-month period ended March 31, 2018, maintenance and supplies increased by $394,000 to $626,000 from $232,000 in the same period prior year. The increase in maintenance and supplies was due to the Mevion Service Agreement which began September 2017. For the three-month period ended March 31, 2018, depreciation and amortization increased by $53,000 to $1,657,000 from $1,604,000 in the same period prior year. The increase was due to depreciation incurred on the Company’s two new Gamma Knife sites and the PBRT system, offset partially by the two Gamma Knife contracts which expired after the first quarter 2017. For the three-month period ended March 31, 2018, other direct operating costs increased by $84,000 to $816,000 from $732,000 in the same period prior year. The increase was primarily due to payroll and rent expense associated with the Company’s stand-alone facility in Peru and rent expense incurred for the Company’s new site in Lincoln, Nebraska.

Selling and administrative costs decreased by $153,000 to $986,000 for the three-month period ended March 31, 2018 from $1,139,000 for the three-month period ended March 31, 2017. This decrease was primarily due to decreased legal fees, severance expense, and statutory taxes associated with the Company’s stand-alone facility in Peru.

Interest expense decreased by $28,000 to $425,000 for the three-month period ended March 31, 2018 from $453,000 for the three-month period ended March 31, 2017. The decrease was due to a lower average principal base on the Company’s debt and leases in the first quarter of 2018 compared to the same period prior year, effectively reducing interest expense.

Interest and other income increased by $1,000 to $5,000 for the three-month period ended March 31, 2018 from $4,000 for the three-month period ended March 31, 2017. Interest and other income is related to exchange rate transactions with the Company’s stand-alone facility in Lima, Peru.

Income tax expense decreased by $66,000 to $150,000 for the three-month period ended March 31, 2018 from $216,000 for the three-month period ended March 31, 2017. The decrease in income tax expense is due to the Tax Act enacted December 2017. The Tax Act reduced the federal corporate tax rate from 34% to 21%, effectively reducing the Company’s income tax expense.

Net income attributable to non-controlling interest increased by $11,000 to $260,000 for the three-month period ended March 31, 2018 from $249,000 for the three-month period ended March 31, 2017. Net income attributable to non-controlling interests represents net income earned by the 19% non-controlling interest in GKF, and net income of the non-controlling interests in various subsidiaries controlled by GKF. The decrease or increase in net income attributable to non-controlling interests reflects the relative profitability of GKF.

Net income increased $97,000 to $390,000, or $0.07 per basic and diluted share, for the three-month period ended March 31, 2018 compared to net income of $293,000, or $0.05 per basic and diluted share for the three-month period ended March 31, 2017. The increase in net income was due to increased revenues and a decrease in selling and administrative costs and income tax expense.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $3,101,000 at March 31, 2018 compared to $2,502,000 at December 31, 2017. The Company’s cash position increased by $599,000 primarily due to an increase in accounts payable and accrued liabilities of $589,000.

The Company has scheduled interest and principal payments under its debt obligations of approximately $2,212,000 and scheduled capital lease payments of approximately $5,586,000 during the next 12 months. The Company believes that its cash flow from cash on hand, operations, and other cash resources are adequate to meet its scheduled debt and capital lease obligations during the next 12 months. See additional discussion below related to commitments.

The Company as of March 31, 2018 had shareholders’ equity of $30,590,000, working capital of $450,000 and total assets of $58,031,000.

Commitments

As of March 31, 2018, the Company had commitments to purchase two MEVION S250 PBRT systems for $25,800,000 and the Company had $2,000,000 in non-refundable deposits toward the purchase of these two PBRT systems from Mevion. The non-refundable deposits are recorded in the Condensed Consolidated Balance Sheets as deposits and construction in progress.

On July 21, 2017, the Company signed First Amendments to two System Build Agreements (the “Amendments”) for the Company’s second and third Mevion PBRT units. The Company and Mevion have agreed on preliminary construction and delivery timetables for the second and third PBRT units for which the Company has purchase commitments. The Company’s delivery timeframe is triggered by United States Food and Drug Administration (“USFDA”) 510K clearance of Mevion’s recently developed treatment nozzle. The Company is actively seeking sites for these units but, to date, has not entered into agreements with any party for either placement of a PBRT unit or the related financing. The Company projects that it will be required to take delivery of the second and third PBRT units no later than 2019 and 2020, respectively. In the event the Company is unable to enter into customer agreements within the requisite time frame or receive an extension from Mevion, the Company could forfeit its deposits.

As of March 31, 2018, the Company had commitments to perform two Cobalt-60 reloads at existing Gamma Knife customer sites. Total Gamma Knife commitments as of March 31, 2018 were $1,500,000. The Cobalt-60 reloads are scheduled to occur in the second quarter of 2018. The Company has obtained financing for these reloads. There are no significant cash requirements for the Cobalt-60 reloads in the next 12 months.

On April 26, 2018 the Company signed agreements for commitments to perform two additional Cobalt-60 reloads at existing customer sites and purchase one Perfexion unit, to be placed at a new customer site in the second half of 2018. These additional Cobalt-60 reloads are scheduled to occur in 2019, or later. Total Gamma Knife commitments agreed to as of April 26, 2018 were $3,100,000. It is the Company’s intent to finance these commitments. There are no significant cash requirements, pending financing, for these commitments in the next 12 months. There can be no assurance that financing will be available for the Company’s current or future projects, or at terms that are acceptable to the Company.

The Company estimates the following commitments for each of the equipment systems with expected timing of payments as follows as of March 31, 2018:

	2018	Thereafter	Total

Proton Beam Units	$-	$25,800,000	$25,800,000

Gamma Knife Units	1,500,000	-	1,500,000

Total	$1,500,000	$25,800,000	$27,300,000

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage or prepayment features. The Company does not have affiliation with partnerships, trusts or other entities whose purpose is to facilitate off-balance sheet financial transactions or similar arrangements, and therefore has no exposure to the financing, liquidity, market or credit risks associated with such entities. At March 31, 2018, the Company had no significant long-term, market-sensitive investments.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the company and its subsidiaries is communicated to the chief executive officer and the chief financial officer. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of March 31, 2018, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the chief executive officer and the chief financial officer, and recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

There were no changes in our internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors

There are no changes from those listed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibit Index

Incorporated by reference herein
Exhibit Number		Description	Form	Exhibit	Date

10.1	*	First Amendment to Equipment Lease Agreement (for a Gamma Knife unit) dated as of February 14, 2018 between Bryan Medical Center and GK Financing, LLC
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14a/15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14a/15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	ǂ	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
ǂ	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SHARED HOSPITAL SERVICES

Registrant

Date:	May 10, 2018	/s/ Ernest A. Bates, M.D.
Ernest A. Bates, M.D.
Chairman of the Board and Chief Executive Officer

Date:	May 10, 2018	/s/ Craig K. Tagawa
Craig K. Tagawa
Senior Vice President
Chief Operating and Financial Officer

