Form 10-Q
period 2018-06-30
AMERICAN SHARED HOSPITAL SERVICES
filed 2018-08-09
CIK 744825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018 or

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 7, 2018, there are outstanding 5,714,000 shares of the Registrant’s common stock.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
ASSETS	June 30, 2018	December 31, 2017

Current assets:
Cash and cash equivalents	$3,493,000	$2,152,000
Restricted cash	350,000	350,000
Accounts receivable, net of allowance for doubtful accounts of $100,000 at June 30, 2018 and $100,000 at December 31, 2017	5,002,000	5,019,000
Other receivables	293,000	216,000
Prepaid expenses and other current assets	626,000	1,156,000

Total current assets	9,764,000	8,893,000

Property and equipment:
Medical equipment and facilities	93,596,000	95,923,000
Office equipment	582,000	576,000
Deposits and construction in progress	3,883,000	3,658,000
	98,061,000	100,157,000
Accumulated depreciation and amortization	(50,569,000)	(51,666,000)
Net property and equipment	47,492,000	48,491,000

Other assets	818,000	792,000

Total assets	$58,074,000	$58,176,000

LIABILITIES AND	(unaudited)
SHAREHOLDERS’ EQUITY	June 30, 2018	December 31, 2017

Current liabilities:
Accounts payable	$411,000	$359,000
Employee compensation and benefits	256,000	187,000
Other accrued liabilities	1,269,000	1,188,000
Income tax payable	318,000	0

Current portion of long-term debt	2,169,000	2,459,000
Current portion of obligations under capital leases	4,381,000	4,814,000

Total current liabilities	8,804,000	9,007,000

Long-term debt, less current portion	2,618,000	3,598,000
Long-term capital leases, less current portion	12,325,000	12,272,000
Deferred revenue, less current portion	435,000	504,000

Deferred income taxes	2,821,000	2,910,000

Shareholders’ equity:
Common stock (10,000,000 authorized; 5,714,000 shares issued and outstanding at June 30, 2018 and 5,710,000 shares at December 31, 2017)	10,711,000	10,711,000
Additional paid-in capital	6,384,000	6,272,000
Retained earnings	7,550,000	6,873,000
Total equity-American Shared Hospital Services	24,645,000	23,856,000
Non-controlling interest in subsidiaries	6,426,000	6,029,000
Total shareholders’ equity	31,071,000	29,885,000

Total liabilities and shareholders’ equity	$58,074,000	$58,176,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Rental income from medical services	$5,169,000	$4,945,000	$10,474,000	$9,859,000

Costs of revenue:

Maintenance and supplies	627,000	248,000	1,253,000	480,000

Depreciation and amortization	1,664,000	1,722,000	3,321,000	3,326,000

Other direct operating costs	797,000	724,000	1,613,000	1,456,000

	3,088,000	2,694,000	6,187,000	5,262,000

Gross Margin	2,081,000	2,251,000	4,287,000	4,597,000

Selling and administrative expense	1,032,000	1,138,000	2,017,000	2,277,000

Interest expense	406,000	444,000	831,000	897,000

Operating income	643,000	669,000	1,439,000	1,423,000

Proceeds received from investment in equity securities	22,000	-	22,000	-

Interest and other income (loss)	4,000	(5,000)	9,000	(1,000)

Income before income taxes	669,000	664,000	1,470,000	1,422,000

Income tax expense	169,000	220,000	319,000	436,000

Net income	500,000	444,000	1,151,000	986,000

Less: Net (income) attributable to non-controlling interests	(213,000)	(331,000)	(474,000)	(580,000)

Net income attributable to American Shared Hospital Services	$287,000	$113,000	$677,000	$406,000

Net income per share:

Earnings per common share - basic	$0.05	$0.02	$0.12	$0.07

Earnings per common share - diluted	$0.05	$0.02	$0.12	$0.07

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	PERIODS ENDED DECEMBER 31, 2017 AND JUNE 30, 2018
			Additional			Non-controlling
	Common	Common	Paid-in	Retained	Sub-Total	Interests in
	Shares	Stock	Capital	Earnings	ASHS	Subsidiaries	Total

Balances at January 1, 2017	5,468,000	$10,596,000	$5,949,000	$4,950,000	$21,495,000	$5,678,000	$27,173,000

Stock-based compensation expense	4,000	-	323,000	-	323,000	-	323,000

Restricted Stock	162,000	-	-	-	-	-	-

Warrants and options exercised	76,000	115,000	-	-	115,000	-	115,000

Cash distributions to non-controlling interests	-	-	-	-	-	(666,000)	(666,000)

Net income	-	-	-	1,923,000	1,923,000	1,017,000	2,940,000

Balances at December 31, 2017	5,710,000	10,711,000	6,272,000	6,873,000	23,856,000	6,029,000	29,885,000

Stock-based compensation expense	4,000	-	112,000	-	112,000	-	112,000

Cash distributions to non-controlling interests	-	-	-	-	-	(77,000)	(77,000)

Net income	-	-	-	677,000	677,000	474,000	1,151,000

Balances at June 30, 2018 (unaudited)	5,714,000	$10,711,000	$6,384,000	$7,550,000	$24,645,000	$6,426,000	$31,071,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2018	2017
Operating activities:
Net income	$1,151,000	$986,000

Adjustments to reconcile net income to net cash from operating activities:

Depreciation and amortization	3,364,000	3,364,000

Loss on sale of assets	-	6,000

Deferred income tax	229,000	366,000

Stock-based compensation expense	112,000	100,000

Net accrued interest on lease financing	7,000	(53,000)

Changes in operating assets and liabilities:

Receivables	77,000	(723,000)

Prepaid expenses and other assets	481,000	15,000

Customer deposits/deferred revenue	(58,000)	(57,000)

Accounts payable and accrued liabilities	191,000	34,000

Net cash from operating activities	5,554,000	4,038,000

Investing activities:
Payment for purchase of property and equipment	(792,000)	(477,000)

Proceeds from sale of equipment	-	150,000

Net cash (used in) investing activities	(792,000)	(327,000)

Financing activities:
Principal payments on long-term debt	(1,278,000)	(1,163,000)

Principal payments on capital leases	(2,066,000)	(2,642,000)

Distributions to non-controlling interests	(77,000)	(291,000)

Proceeds from warrants and options exercised	-	115,000

Net cash (used in) financing activities	(3,421,000)	(3,981,000)

Net change in cash, cash equivalents, and restricted cash	1,341,000	(270,000)

Cash, cash equivalents, and restricted cash at beginning of period	2,502,000	3,121,000

Cash, cash equivalents, and restricted cash at end of period	$3,843,000	$2,851,000

Supplemental cash flow disclosure:
Cash paid during the period for:

Interest	$884,000	$978,000

Income taxes paid	$88,000	$30,000

Schedule of non-cash investing and financing activities
Acquisition of equipment with capital lease financing	$1,679,000	$-

Acquisition of equipment with long-term debt financing	$-	$992,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly American Shared Hospital Services’ consolidated financial position as of June 30, 2018 and the results of its operations for the three and six-month periods ended June 30, 2018 and 2017, which results are not necessarily indicative of results on an annualized basis. Consolidated balance sheet amounts as of December 31, 2017 have been derived from audited consolidated financial statements.

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

The Company (through ASRS) and Elekta AB, the manufacturer of the Gamma Knife (through its wholly-owned United States subsidiary, GKV Investments, Inc.), entered into an operating agreement and formed GKF. As of June 30, 2018, GKF provided Gamma Knife units to fifteen medical centers in the United States in the states of Arkansas, California, Florida, Illinois, Massachusetts, Mississippi, Nebraska, Nevada, New Mexico, Tennessee, Ohio, Oregon, and Texas. GKF also owns and operates a single-unit Gamma Knife facility in Lima, Peru.

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

The Company continues to develop its design and business model for “The Operating Room for the 21st Century” SM through its 50% owned OR21, LLC (“OR21 LLC”). The remaining 50% is owned by an architectural design company. OR21 LLC is not expected to generate significant revenue within the next two years.

MedLeader was formed to provide continuing medical education online and through videos for doctors, nurses, and other healthcare workers. This subsidiary is not operational at this time.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Based on the guidance provided in accordance with Accounting Standards Codification (“ASC”) 280 Segment Reporting (“ASC 280”), the Company has analyzed its subsidiaries which are all in the business of leasing radiosurgery and radiation therapy equipment to healthcare providers, and concluded there is one reportable segment, Medical Services Revenue. The Company provides Gamma Knife, PBRT, and IGRT equipment to sixteen hospitals in the United States and owns and operates a stand-alone facility in Lima, Peru as of June 30, 2018. These seventeen locations operate under different subsidiaries of the Company but offer the same radiosurgery and radiation therapy service. The operating results of the subsidiaries are reviewed by the Company’s Chief Executive Officer and Chief Financial Officer, who are also deemed the Company’s Chief Operating Decision Makers (“CODMs”) and this is done in conjunction with all of the subsidiaries and locations.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaced most existing revenue recognition guidance in United States Generally Accepted Accounting Principles (“GAAP”). In December 2016, FASB issued ASU 2016-20 Technical Corrections and Improvements to Topic 606, (“ASU 2016-20”), which affects some narrow aspects of ASU 2014-09. The new standard was effective for the Company for annual reporting periods beginning after December 15, 2017 and interim reporting periods therein. The standard permits the use of either the retrospective or cumulative effect transition method. The Company performed an analysis to determine if its revenue agreements with customers fall under the scope of ASU No. 2016-02 Leases (“ASU 2016-02”) or ASU 2014-09 and concluded that, other than with respect to the Company’s stand-alone facility in Lima, Peru, ASU 2014-09 was not applicable.

The Company adopted ASU 2014-09 as of January 1, 2018 using the modified retrospective method. The cumulative effect of adopting ASU 2014-09 did not have a material impact on retained earnings, as reported by the Company, and there was no change to the Company’s IT environment following adoption. Under ASU 2014-09, the Company determined that, as it relates to the stand-alone facility in Lima, Peru, a contract exists between GKPeru and the individual patient treated at the facility. The Company acts as the principal in this transaction and provides, at a point in time, a single performance obligation, in the form of a Gamma Knife treatment. Revenue related to a Gamma Knife treatment is recognized on a gross basis in the month the patient receives treatment. There is no variable consideration present in the Company’s performance obligation and the transaction price is agreed upon per the stated contractual rate. Payment terms are typically prepaid for self-pay patients and insurance provider payments are paid net 30 days. The Company did not capitalize any incremental costs related to the fulfillment of its customer contracts. Accounts receivable and revenues earned by GKPeru were not material for the six-month period ended June 30, 2018, therefore, no additional disclosures have been made at this time.

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

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements (“ASU 2018-09”). This standard does not prescribe any new accounting guidance, but instead makes minor improvements and clarifications of several different FASB Accounting Standards Codification areas based on comments and suggestions made by various stakeholders. Certain updates are applicable immediately while others provide for a transition period to adopt as part of the next fiscal year beginning after December 15, 2018. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

Note 2.	Property and Equipment

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

Depreciation for PBRT equipment is determined using the modified units of production method, which is a function of both time and usage of the equipment. This depreciation method allocates costs considering the projected volume of usage through the useful life of the PBRT unit, which has been estimated at 20 years. The estimated useful life of the PBRT unit is consistent with the estimated economic life of 20 years.

The following table summarizes property and equipment as of June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017

Medical equipment and facilities	$93,596,000	$95,923,000
Office equipment	582,000	576,000
Deposits and construction in progress	1,883,000	1,658,000
Deposits towards purchase of proton beam systems	2,000,000	2,000,000

	98,061,000	100,157,000
Accumulated depreciation	(50,569,000)	(51,666,000)

Net property and equipment	$47,492,000	$48,491,000

As of June 30, 2018, the Company has one idle Gamma Knife unit with a cumulative net book value of $729,000. There are currently no plans to place into service or trade this unit in during 2018.

Note 3.	Long-Term Debt

Long-term debt consists of seven notes with three financing companies collateralized by the Gamma Knife equipment, the individual customer contracts, and related accounts receivable at June 30, 2018. As of June 30, 2018, long-term debt on the Condensed Consolidated Balance Sheets was $4,787,000.

Note 4.	Obligations Under Capital Leases

The Company has twelve capital lease obligations with two financing companies, collateralized by Gamma Knife and PBRT equipment, the individual customer contracts, and related accounts receivable at June 30, 2018. As of June 30, 2018, obligations under capital lease on the Condensed Consolidated Balance Sheets were $16,706,000.

Note 5.	Per Share Amounts

Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding. The computation for the three and six-month periods ended June 30, 2018 excluded approximately 547,000 of the Company’s stock options because the exercise price of the options was higher than the average market price during the period. The computation for the three and six-month periods ended June 30, 2017 included all of the Company’s outstanding stock options because the exercise price of the options was lower than the average market price during those periods.

Based on the guidance provided in accordance with ASC 260 Earnings Per Share (“ASC 260”), the weighted average common shares for basic earnings per share, for the three and six-month periods ended June 30, 2018 and 2017, excluded the weighted average impact of the unvested performance share awards, discussed below. These awards are legally outstanding but are not deemed participating securities and therefore are excluded from the calculation of basic earnings per share. The unvested shares are also excluded from the denominator for diluted earnings per share because they are considered contingent shares not deemed probable for the three and six-month periods ended June 30, 2018 and 2017.

The following table sets forth the computation of basic and diluted earnings per share for the three and six-month periods ended June 30, 2018 and 2017:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income attributable to American Shared Hospital Services	$287,000	$113,000	$677,000	$406,000

Weighted average common shares for basic earnings per share	5,834,000	5,935,000	5,826,000	5,725,000
Diluted effect of stock options and restricted stock	28,000	208,000	29,000	196,000
Weighted average common shares for diluted earnings per share	5,862,000	6,143,000	5,855,000	5,921,000

Basic earnings per share	$0.05	$0.02	$0.12	$0.07
Diluted earnings per share	$0.05	$0.02	$0.12	$0.07

Note 6.	Stock-based Compensation

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

Stock-based compensation expense associated with the Company’s stock-based options to employees is calculated using the Black-Scholes valuation model. The Company’s stock-based awards have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates. The estimated fair value of the Company’s option grants is estimated using assumptions for expected life, volatility, dividend yield, and risk-free interest rate which are specific to each award. The estimated fair value of the Company’s options is amortized over the period during which an employee is required to provide service in exchange for the award (requisite service period), usually the vesting period. Accordingly, stock-based compensation cost before income tax effect for the Company’s options and restricted stock awards, in the amount of $57,000 and $112,000 is reflected in net income for the three and six-month periods ended June 30, 2018 compared to $50,000 and $100,000 in the same periods prior year, respectively. At June 30, 2018, there was approximately $244,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan, excluding the unrecognized compensation cost associated with the performance awards, discussed below. This cost is expected to be recognized over a period of approximately four years.

As of December 31, 2016, the Company had warrants outstanding representing the right to purchase 100,000 shares of the Company’s common stock at $2.20 per share. These warrants were issued with $1,000,000 of promissory notes to four members of the Company’s Board of Directors in a prior year. During the six-month period ended June 30, 2017, warrants to purchase all 100,000 shares of the Company’s common stock were exercised. Of the 100,000 outstanding, 50,000 of the warrants exercised were done so through a cashless exercise issuance, totaling approximately 25,000 shares. There are no warrants outstanding as of June 30, 2018.

On January 4, 2017, the Company entered into a Performance Share Award Agreement with three executive officers of the Company (the “Award Agreements”) for 161,766 restricted stock awards which vest upon the achievement of certain performance metrics. The Award Agreements expire on March 31, 2020. Based on the guidance in ASC 718 Stock Compensation (“ASC 718”), the Company concluded these were performance-based awards with vesting criteria tied to performance metrics. As of December 31, 2017, the Company achieved one of those certain performance metrics under the Award Agreements and recognized stock compensation expense of approximately $108,000 related to these awards. As of June 30, 2018, it is not probable that any of the remaining required metrics for vesting will be achieved. The unrecognized stock-based compensation expense for these awards was approximately $434,000 and unvested awards were approximately 129,000 shares as of June 30, 2018. If and when the Company determines that the remaining performance metrics’ achievement becomes probable, the Company will record a cumulative catch-up stock-based compensation amount and the remaining unrecognized amount will be recorded over the remaining requisite service period of the awards.

The following table summarizes stock option activity for the six-month period ended June 30, 2018:

	Stock Options	Grant Date Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Intrinsic Value
Outstanding at January 1, 2018	615,000	$2.87	3.48	$-
Granted	16,000	$2.68	6.96	$-
Forfeited	(18,000)	$3.15	-	$-
Outstanding at June 30, 2018	613,000	$2.85	3.18	$32,000
Exercisable at June 30, 2018	382,000	$2.86	3.04	$-

Note 7.	Fair Value of Financial Instruments

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

The estimated fair value of the Company’s assets and liabilities as of June 30, 2018 and December 31, 2017 were as follows (in thousands):

	Level 1	Level 2	Level 3	Total	Carrying Value
June 30, 2018

Assets:
Cash, cash equivalents, restricted cash	$3,843	$-	$-	$3,843	$3,843
Total	$3,843	$-	$-	$3,843	$3,843

Liabilities:
Debt obligations	$-	$-	$4,768	$4,768	$4,787
Total	$-	$-	$4,768	$4,768	$4,787

December 31, 2017

Assets:
Cash, cash equivalents, restricted cash	$2,502	$-	$-	$2,502	$2,502
Total	$2,502	$-	$-	$2,502	$2,502

Liabilities
Debt obligations	$-	$-	$6,082	$6,082	$6,057
Total	$-	$-	$6,082	$6,082	$6,057

Note 8.	Income Taxes

The Company generally calculates its effective income tax rate at the end of an interim period using an estimate of the annualized effective income tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate of the annualized effective income tax rate cannot be made, the Company computes its provision for income taxes using the actual effective income tax rate for the results of operations reported within the year-to-date periods. The Company’s effective income tax rate is highly influenced by relative income or losses reported and the amount of the nondeductible stock-based compensation associated with grants of its common stock options and from the results of foreign operations. A small change in estimated annual pre-tax income (loss) can produce a significant variance in the annualized effective income tax rate given the expected amount of these items. As a result, the Company has computed its provision for income taxes for the three and six-month periods ended June 30, 2018 by applying the actual effective tax rates to income or (loss) reported within the condensed consolidated financial statements through those periods.

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

Note 9.	Subsequent Event

On Saturday, July 28, 2018, the Company’s proton therapy system at Orlando Health sustained water damage resulting from the facility’s water evacuation system. We currently estimate that the proton therapy service will be down for two weeks from the date damaged, pending further developments. We expect repairs to the system to be covered under existing insurance and any interruption in service also to be an insurable event after a five-day waiting period. Accordingly, we do not currently anticipate that this interruption in service will have a significant impact on our financial performance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report to the Securities and Exchange Commission may be deemed to contain certain forward looking statements with respect to the financial condition, results of operations and future plans of American Shared Hospital Services (including statements regarding the expected continued growth in volume of the MEVION S250 system, the expansion of the Company’s proton therapy business, and the timing of treatments by new Gamma Knife systems) which involve risks and uncertainties including, but not limited to, the risks of variability of financial results between quarters, the risks of the Gamma Knife and radiation therapy businesses, the risks of developing The Operating Room for the 21st Century program, and the risks of the timing, financing, and operations of the Company’s proton therapy business. Further information on potential factors that could affect the financial condition, results of operations and future plans of American Shared Hospital Services is included in the filings of the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and the definitive Proxy Statement for the Annual Meeting of Shareholders held on June 14, 2018.

The Company had fifteen Gamma Knife units, one PBRT system and one IGRT unit in operation at June 30, 2018, and sixteen Gamma Knife units, one PBRT system and one IGRT machine in operation at June 30, 2017. Three of the Company’s customer contracts are through subsidiaries where GKF or its subsidiary is the majority owner and managing partner. Eight of the Company’s fifteen current Gamma Knife customers are under fee-per-use contracts, and seven customers are under retail arrangements. The Company’s contracts to provide radiation therapy and related equipment services to an existing Gamma Knife customer and the Company’s PBRT system at Orlando Health – UF Health Cancer Center (“Orlando Health”), are also considered retail arrangements. Retail arrangements are further classified as either turn-key or revenue sharing. Revenue from fee-per-use contracts is determined by each hospital’s contracted rate.

Rental income from medical services is recognized when services have been rendered and collectability is reasonably assured, on either a fee per use or revenue sharing basis. The terms of the contracts with customers do not contain any guaranteed minimum payments. These contracts are typically for a ten-year term and are classified as either fee per use or retail. Under revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital. The amount the Company expects to receive is recorded as revenue and estimated based on historical experience. Revenue estimates are reviewed periodically and adjusted as necessary. Under turn-key arrangements, the Company receives payment from the hospital in the amount of the hospital’s reimbursement from third party payors, and the Company is responsible for paying all the operating costs of the equipment. Operating costs are determined primarily based on historical treatment protocols and cost schedules with the hospital. The Company records an estimate of operating costs which are reviewed on a regular basis and adjusted as necessary to more accurately reflect the actual operating costs. For turn-key sites, the Company also shares a percentage of net operating profit. The Company records an estimate of net operating profit based on estimated revenues, less estimated operating costs. The operating costs and estimated net operating profit are recorded as other direct operating costs in the condensed consolidated statement of operations.

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

Rental income from medical services revenue increased by $224,000 and $615,000 to $5,169,000 and $10,474,000 for the three and six-month periods ended June 30, 2018 from $4,945,000 and $9,859,000 for the same periods prior year, respectively.

For the three and six-month periods ended June 30, 2018, revenues generated from the Company’s PBRT system increased by $501,000 and $565,000 to $1,363,000 and $2,582,000 compared to $862,000 and $2,017,000 for the same periods prior year, respectively.

The number of PBRT fractions increased 109 and 107 to 1,298 and 2,516 for the three and six-month periods ended June 30, 2018 compared to 1,189 and 2,409 for the same periods prior year, respectively. The increase for the three and six-month periods ended June 30, 2018, was the result of increased use of the PBRT machine by Orlando Health during those periods.

Gamma Knife revenues decreased $374,000 and $305,000 to $3,594,000 and $7,282,000 for the three and six-month periods ended June 30, 2018 compared to $3,968,000 and $7,587,000 in the same periods prior year, respectively. The decrease in revenue was due to the loss of three customer sites due to the expiration of their contract terms in April 2017, August 2017, and April 2018. This decrease was partially offset by revenues from the Company’s two new Gamma Knife sites which began treating patients in July 2017 and August 2017.

The number of Gamma Knife procedures decreased by 41 and 105 to 377 and 769 for the three and six-month periods ended June 30, 2018 from 418 and 874 in the same periods prior year, respectively. Excluding the three sites lost due to the expiration of their contract term and the Company’s two new sites, Gamma Knife procedures decreased by 33 and 17 for the three and six-month periods ended June 30, 2018 compared to the same periods prior year, respectively. For the three and six-month periods ended June 30, 2018, the lower volume was attributable to two customer sites experiencing downtime in order to perform Cobalt-60 reloads.

IGRT revenues increased $97,000 and $355,000 to $212,000 and $610,000 for the three and six-month periods ended June 30, 2018 compared to $115,000 and $255,000 in the same periods prior year, respectively. For the three and six-month periods ended June 30, 2018, the increase in revenue was due to increased volumes at the Company’s IGRT site.

Total costs of revenue increased by $394,000 and $925,000 to $3,088,000 and $6,187,000 for the three and six-month periods ended June 30, 2018 from $2,694,000 and $5,262,000 for the same periods prior year, respectively. Maintenance and supplies increased by $379,000 and $773,000 for the three and six-month periods ended June 30, 2018, respectively. The increase in maintenance and supplies was due to the Mevion Service Agreement which began September 2017 (see further discussion below). Depreciation and amortization decreased by $58,000 and $5,000 for the three and six-month periods ended June 30, 2018, respectively. The decrease in depreciation expense was due to the expiration of three Gamma Knife contracts in April 2017, August 2017, and April 2018, as the Company no longer incurs depreciation expense for the expired units. This decrease was partially offset by the Company’s two new Gamma Knife sites and two Cobalt-60 reloads performed in the second quarter 2018. Other direct operating costs increased by $73,000 and $157,000 for the three and six-month periods ended June 30, 2018, respectively. The increase in other direct operating costs was primarily due to operating costs associated with the Company’s stand-alone facility in Lima, Peru which began treating patients in July 2017.

Selling and administrative costs decreased by $106,000 and $260,000 to $1,032,000 and $2,017,000 for the three and six-month periods ended June 30, 2018 from $1,138,000 and $2,277,000 for the same periods prior year, respectively. For the three-month period ended June 30, 2018, the decrease was due to a decline in legal and consulting fees. For the six-month period ended June 30, 2018, the decrease was due to a decline in legal fees, consulting fees, and severance expense.

Interest expense decreased by $38,000 and $66,000 to $406,000 and $831,000 for the three and six-month periods ended June 30, 2018 from $444,000 and $897,000 for same periods prior year, respectively. Interest expense decreased for the three and six-month periods ended June 30, 2018, due to a lower average principal base on the Company’s debt and leases, compared to the same periods prior year, effectively reducing interest expense.

The Company received proceeds from its investment in equity securities of $22,000 for the three and six-month periods ended June 30, 2018. As of December 31, 2017, the Company adjusted the carrying value of its investment in equity securities to the determined fair value of $0 and recorded a $579,000 impairment loss. Following a round of financing in the second quarter 2018, the Company’s investment in equity securities (preferred and common shares) was cancelled. The Company’s investment in common and preferred shares were valued at $0 and $22,000, respectively, resulting in cash proceeds of $22,000 from its investment in equity securities. The Company no longer has any ownership interest in the equity investment.

Interest and other income or loss increased by $9,000 and $10,000 to income of $4,000 and $9,000 for the three and six-month periods ended June 30, 2018 from a loss of $5,000 and $1,000 for the same periods prior year, respectively. Interest and other income or loss is comprised of interest expense and interest earned.

Income tax expense decreased $51,000 and $117,000 to $169,000 and $319,000 for the three and six-month periods ended June 30, 2018 compared to $220,000 and $436,000 for the same periods prior year, respectively. The decrease in income tax expense is due to the Tax Act enacted December 2017. The Tax Act reduced the federal corporate tax rate from 34% to 21%, effectively reducing the Company’s income tax rate.

Net income attributable to non-controlling interest decreased by $118,000 and $106,000 to $213,000 and $474,000 for the three and six-month periods ended June 30, 2018 from $331,000 and $580,000 for the same periods prior year, respectively. Non-controlling interest primarily represents the 19% interest of GKF owned by a third party, as well as non-controlling interests in subsidiaries of GKF owned by third parties that began operations in 2011. Variances in net income attributable to non-controlling interest represent the relative increase or decrease in profitability of GKF and these ventures.

Net income attributable to American Shared Hospital Services increased $174,000 and $271,000 to $287,000, or $0.05 per diluted share, and $677,000, or $0.12 per diluted share, for the three and six-month periods ended June 30, 2018, compared to net income of $113,000, or $0.02 per diluted share, and $406,000, or $0.07 per diluted share, in the same periods prior year, respectively. The increase in net income for the three and six-month periods ended June 30, 2018 was due to increased revenues and a decrease in selling and administrative costs. The increase in net income was also due to a decrease in income tax expense due to the Tax Act.

Liquidity and Capital Resources

The Company had cash, cash equivalents, and restricted cash of $3,843,000 at June 30, 2018 compared to $2,502,000 at December 31, 2017. The Company’s cash position increased by $1,341,000 due to net cash from operating activities of $5,554,000, offset by payments for the purchase of property and equipment of $792,000, principal payments on long term debt and capital leases of $3,344,000, and distributions to non-controlling interests of $77,000. The Company also had acquisitions of equipment through capital lease financing of $1,679,000 as of June 30, 2018.

The Company has scheduled interest and principal payments under its debt obligations of approximately $2,411,000 and scheduled capital lease payments of approximately $4,952,000 during the next 12 months. The Company believes that its cash flow from cash on hand, operations, and other resources are adequate to meet its scheduled debt and capital lease obligations during the next 12 months. See additional discussion below related to commitments.

As of June 30, 2018, the Company had shareholders’ equity of $31,071,000, working capital of $960,000 and total assets of $58,074,000.

Commitments

As of June 30, 2018, the Company had commitments to purchase two MEVION S250 PBRT systems for $25,800,000 and the Company had $2,000,000 in non-refundable deposits toward the purchase of these two PBRT systems from Mevion Medical Systems, Inc. (“Mevion”). The non-refundable deposits are recorded in the Condensed Consolidated Balance Sheets as deposits and construction in progress.

On July 21, 2017, the Company signed First Amendments to two System Build Agreements (the “Amendments”) for the Company’s second and third Mevion PBRT units. The Company and Mevion have agreed on preliminary construction and delivery timetables for the second and third PBRT units for which the Company has purchase commitments. The Company’s delivery timeframe is triggered by United States Food and Drug Administration’s 510K clearance of Mevion’s recently developed treatment nozzle. The Company is actively seeking sites for these units but, to date, has not entered into agreements with any party for either placement of a PBRT unit or the related financing. The Company projects that it will be required to take delivery of the second and third PBRT units no later than 2019 and 2020, respectively. In the event the Company is unable to enter into customer agreements within the requisite time frame or receive an extension from Mevion, the Company could forfeit its deposits.

As of June 30, 2018, the Company had commitments to perform two Cobalt-60 reloads at existing customer sites and purchase one Perfexion unit, to be placed at a new customer site in the second half of 2018. The Cobalt-60 reloads are scheduled to occur in 2019, or later. Total Gamma Knife commitments as of June 30, 2018 were $3,100,000. The Company has a commitment letter to finance the Perfexion unit. It is the Company’s intent to finance these commitments. There are no significant cash requirements, pending financing, for these commitments in the next 12 months. There can be no assurance that financing will be available for the Company’s current or future projects, or at terms that are acceptable to the Company.

On July 21, 2017, the Company entered into a Maintenance and Support Agreement (the “Mevion Service Agreement”) with Mevion, which provides for maintenance and support of the Company’s PBRT unit at Orlando Health. The Mevion Service Agreement began September 5, 2017 and renews annually. The agreement requires an annual prepayment of $1,285,000 which was made on August 6, 2018 for the current contractual period. This payment portion was recorded as a prepaid contract and will be amortized over the one-year service period. The Mevion Service Agreement is for a five (5) year period.

As of June 30, 2018, the Company had commitments to service and maintain its Gamma Knife and PBRT equipment. The service commitments are carried out via contracts with Mevion and Elekta AB. Total service commitments as of June 30, 2018 were $6,308,000. The Gamma Knife and certain other service contracts are paid monthly, as service is performed. The Company believes that cash flow from cash on hand and operations will be sufficient to cover these payments.

The Company estimates the following commitments for each of the equipment systems with expected timing of payments as follows as of June 30, 2018:

	2018	Thereafter	Total

Proton Beam Units	$-	$25,800,000	$25,800,000

Gamma Knife Units	1,600,000	1,500,000	3,100,000

Service Contracts	1,480,000	4,828,000	6,308,000

Total Commitments	$3,080,000	$32,128,000	$35,208,000

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage or prepayment features. The Company does not have affiliation with partnerships, trusts or other entities whose purpose is to facilitate off-balance sheet financial transactions or similar arrangements, and therefore has no exposure to the financing, liquidity, market or credit risks associated with such entities. At June 30, 2018, the Company had no significant long-term, market-sensitive investments.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the company and its subsidiaries is communicated to the chief executive officer and the chief financial officer. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of June 30, 2018, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the chief executive officer and the chief financial officer, and recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

There were no changes in our internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There are no changes from those listed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibit Index

Exhibit			Incorporated by reference herein
Number		Description	Form	Exhibit	Date

10.1	*	Addendum Five to Lease Agreement for a Gamma Knife Unit dated as of April 25, 2017 between the Community Hospital Group, Inc. dba JFK Medical Center and GK Financing, LLC
10.2	*•	American Shared Hospital Services Incentive Compensation Plan as amended and restated effective June 27, 2017
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14a/15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14a/15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	ǂ	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

	*	Filed herewith.
	ǂ	Furnished herewith.
	#	Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.
	•	Indicates management compensatory plan, contract, or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SHARED HOSPITAL SERVICES Registrant

Date:	August 9, 2018	/s/ Ernest A. Bates, M.D.
Ernest A. Bates, M.D.
Chairman of the Board and Chief Executive Officer

Date:	August 9, 2018	/s/ Craig K. Tagawa
Craig K. Tagawa
Senior Vice President
Chief Operating and Financial Officer

