Form 10-Q
period 2018-09-30
AMERICAN SHARED HOSPITAL SERVICES
filed 2018-11-09
CIK 744825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018 or

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐        Accelerated Filer ☐        Non-Accelerated Filer ☒        Smaller reporting company ☒

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a check mark whether the registrant is a shell company ( as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of November 6, 2018, there were outstanding 5,714,000 shares of the registrant’s common stock.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERICAN SHARED HOSPITAL SERVICES

	(unaudited)
ASSETS	September 30, 2018	December 31, 2017

Current assets:
Cash and cash equivalents	$1,839,000	$2,152,000
Restricted cash	350,000	350,000
Accounts receivable, net of allowance for doubtful accounts of $100,000 at September 30, 2018 and $100,000 at December 31, 2017	5,402,000	5,019,000
Other receivables	368,000	216,000
Prepaid expenses and other current assets	1,575,000	1,156,000

Total current assets	9,534,000	8,893,000

Property and equipment:
Medical equipment and facilities	93,966,000	95,923,000
Office equipment	585,000	576,000
Deposits and construction in progress	3,907,000	3,658,000
	98,458,000	100,157,000
Accumulated depreciation and amortization	(52,337,000)	(51,666,000)
Net property and equipment	46,121,000	48,491,000

Other assets	815,000	792,000

Total assets	$56,470,000	$58,176,000

	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY	September 30, 2018	December 31, 2017
Current liabilities:

Accounts payable	$554,000	$359,000
Employee compensation and benefits	255,000	187,000
Other accrued liabilities	1,287,000	1,188,000
Income tax payable	115,000	0
Current portion of long-term debt	2,072,000	2,459,000
Current portion of capital leases	4,499,000	4,814,000
Total current liabilities	8,782,000	9,007,000
Long-term debt, less current portion	2,118,000	3,598,000
Long-term capital leases, less current portion	11,299,000	12,272,000

Deferred revenue, less current portion	408,000	504,000
Deferred income taxes	2,840,000	2,910,000
Shareholders' equity:
Common stock, no par value (10,000,000 authorized; 5,714,000 shares issued and outstanding at September 30, 2018 and 5,710,000 shares at December 31, 2017)	10,711,000	10,711,000
Additional paid-in capital	6,441,000	6,272,000
Retained earnings	7,718,000	6,873,000
Total equity-American Shared Hospital Services	24,870,000	23,856,000
Non-controlling interest in subsidiary	6,153,000	6,029,000
Total shareholders' equity	31,023,000	29,885,000

Total liabilities and shareholders' equity	$56,470,000	$58,176,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Rental income from medical services	$4,470,000	$4,613,000	$14,944,000	$14,472,000
Costs of revenue:

Maintenance and supplies	470,000	331,000	1,723,000	811,000

Depreciation and amortization	1,761,000	1,674,000	5,082,000	5,000,000

Other direct operating costs	605,000	726,000	2,218,000	2,182,000

	2,836,000	2,731,000	9,023,000	7,993,000

Gross Margin	1,634,000	1,882,000	5,921,000	6,479,000

Selling and administrative expense	1,050,000	1,026,000	3,067,000	3,303,000

Interest expense	399,000	417,000	1,230,000	1,314,000

Operating income	185,000	439,000	1,624,000	1,862,000

Proceeds received from investment in equity securities	-	-	22,000	-

Interest and other income (loss)	185,000	-	194,000	(1,000)

Income before income taxes	370,000	439,000	1,840,000	1,861,000

Income tax expense	82,000	164,000	401,000	600,000

Net income	288,000	275,000	1,439,000	1,261,000

Less: Net (income) attributable to non-controlling interests	(120,000)	(176,000)	(594,000)	(756,000)

Net income attributable to American Shared Hospital Services	$168,000	$99,000	$845,000	$505,000

Net income per share:

Earnings per common share - basic	$0.03	$0.02	$0.14	$0.09

Earnings per common share - diluted	$0.03	$0.02	$0.14	$0.09

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(Unaudited)

	PERIODS ENDED DECEMBER 31, 2017 AND SEPTEMBER 30, 2018
			Additional			Non-controlling
	Common	Common	Paid-in	Retained	Sub-Total	Interests in
	Shares	Stock	Capital	Earnings	ASHS	Subsidiaries	Total

Balances at January 1, 2017	5,468,000	$10,596,000	$5,949,000	$4,950,000	$21,495,000	$5,678,000	$27,173,000
Stock-based compensation expense	4,000	-	323,000	-	323,000	-	323,000
Restricted stock awards	162,000	-	-	-	-	-	-
Warrants and options exercised	76,000	115,000	-	-	115,000	-	115,000
Cash distributions to non-controlling interests	-	-	-	-	-	(666,000)	(666,000)
Net income	-	-	-	1,923,000	1,923,000	1,017,000	2,940,000
Balances at December 31, 2017	5,710,000	$10,711,000	$6,272,000	$6,873,000	$23,856,000	$6,029,000	$29,885,000
Stock-based compensation expense	4,000	-	169,000	-	169,000	-	169,000
Cash distributions to non-controlling interests	-	-	-	-	-	(470,000)	(470,000)
Net income	-	-	-	845,000	845,000	594,000	1,439,000
Balances at September 30, 2018	5,714,000	$10,711,000	$6,441,000	$7,718,000	$24,870,000	$6,153,000	$31,023,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months ended September 30,
	2018	2017
Operating activities:
Net income	$1,439,000	$1,261,000
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	5,138,000	5,050,000
Loss on disposal of assets	-	15,000
Deferred income tax	45,000	500,000
Stock-based compensation expense	169,000	158,000
Net accrued interest on lease financing	39,000	(79,000)
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(398,000)	(1,191,000)
Prepaid expenses and other assets	(473,000)	(944,000)
Deferred revenue	(93,000)	(84,000)
Accounts payable and accrued liabilities	359,000	290,000
Net cash from operating activities	6,225,000	4,976,000

Investing activities:
Payment for purchase of property and equipment	(1,187,000)	(760,000)
Proceeds from sale of equipment	-	150,000
Net cash (used in) investing activities	(1,187,000)	(610,000)
Financing activities:
Principal payments on long-term debt	(1,875,000)	(1,595,000)
Principal payments on capital leases	(3,006,000)	(3,823,000)
Distributions to non-controlling interests	(470,000)	(519,000)
Proceeds from warrants and options exercised	-	115,000

Net cash (used in) financing activities	(5,351,000)	(5,822,000)
Net change in cash, cash equivalents, and restricted cash	(313,000)	(1,456,000)
Cash, cash equivalents, and restricted cash at beginning of period	2,502,000	3,121,000
Cash, cash equivalents, and restricted cash at end of period	$2,189,000	$1,665,000

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$1,307,000	$1,424,000
Income taxes	$354,000	$104,000
Schedule of non-cash investing and financing activities
Acquisition of equipment with capital lease financing	$1,679,000	$2,153,000
Acquisition of equipment with long-term debt financing	$-	$992,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly American Shared Hospital Services’ consolidated financial position as of September 30, 2018 and the results of its operations for the three and nine-month periods ended September 30, 2018 and 2017, which results are not necessarily indicative of results on an annualized basis. Consolidated balance sheet amounts as of December 31, 2017 have been derived from audited consolidated financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017 included in American Shared Hospital Services’ Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

The Company (through ASRS) and Elekta AB, the manufacturer of the Gamma Knife (through its wholly-owned United States subsidiary, GKV Investments, Inc.), entered into an operating agreement and formed GKF. As of September 30, 2018, GKF provided Gamma Knife units to fifteen medical centers in the United States in the states of Arkansas, California, Florida, Illinois, Massachusetts, Mississippi, Nebraska, Nevada, New Mexico, New York, Ohio, Oregon, Tennessee, and Texas. GKF also owns and operates a single-unit Gamma Knife facility in Lima, Peru.

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

The Company formed the subsidiaries GKPeru and GKUK for the purposes of expanding its business internationally into Peru and the United Kingdom, respectively; Orlando and LBE to provide proton beam therapy equipment and services in Orlando, Florida and Long Beach, California, respectively; and AGKE and JGKE to provide Gamma Knife equipment and services in Albuquerque, New Mexico and Jacksonville, Florida, respectively. AGKE began operations in the second quarter of 2011 and JGKE began operations in the fourth quarter of 2011. Orlando treated its first patient in April 2016. GKPeru treated its first patient in July 2017. LBE is not expected to generate revenue within the next two years. GKUK will be dissolved in November 2018.

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

Based on the guidance provided in accordance with Accounting Standards Codification (“ASC”) 280 Segment Reporting (“ASC 280”), the Company has analyzed its subsidiaries which are all in the business of leasing radiosurgery and radiation therapy equipment to healthcare providers, and concluded there is one reportable segment, Medical Services. The Company provides Gamma Knife, PBRT, and IGRT equipment to sixteen hospitals in the United States and owns and operates a stand-alone facility in Lima, Peru as of September 30, 2018. These seventeen locations operate under different subsidiaries of the Company but offer the same radiosurgery and radiation therapy service. The operating results of the subsidiaries are reviewed by the Company’s Chief Executive Officer and Chief Financial Officer, who are also deemed the Company’s Chief Operating Decision Makers (“CODMs”) and this is done in conjunction with all of the subsidiaries and locations.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaced most existing revenue recognition guidance in United States Generally Accepted Accounting Principles (“GAAP”). In December 2016, the FASB issued ASU 2016-20 Technical Corrections and Improvements to Topic 606, (“ASU 2016-20”), which affects some narrow aspects of ASU 2014-09. The new standard was effective for the Company for annual reporting periods beginning after December 15, 2017 and interim reporting periods therein. The standard permits the use of either the retrospective or cumulative effect transition method. The Company performed an analysis to determine if its revenue agreements with customers fall under the scope of ASU No. 2016-02 Leases (“ASU 2016-02”) or ASU 2014-09 and concluded that, other than with respect to the Company’s stand-alone facility in Lima, Peru, ASU 2014-09 was not applicable.

The Company adopted ASU 2014-09 as of January 1, 2018 using the modified retrospective method. The cumulative effect of adopting ASU 2014-09 did not have a material impact on retained earnings, as reported by the Company, and there was no change to the Company’s IT environment following adoption. Under ASU 2014-09, the Company determined that, as it relates to the stand-alone facility in Lima, Peru, a contract exists between GKPeru and the individual patient treated at the facility. The Company acts as the principal in this transaction and provides, at a point in time, a single performance obligation, in the form of a Gamma Knife treatment. Revenue related to a Gamma Knife treatment is recognized on a gross basis in the month the patient receives treatment. There is no variable consideration present in the Company’s performance obligation and the transaction price is agreed upon per the stated contractual rate. Payment terms are typically prepaid for self-pay patients and insurance provider payments are paid net 30 days. The Company did not capitalize any incremental costs related to the fulfillment of its customer contracts. Accounts receivable and revenues earned by GKPeru were not material for the three and nine-month periods ended September 30, 2018, therefore, no additional disclosures have been made at this time.

In February 2016, the FASB issued ASU 2016-02 which requires lessees to recognize, for all leases, at the commencement date, a lease liability, and a right-of-use asset. Under the new guidance, lessor accounting is largely unchanged. In July 2018, the FASB issued ASU No. 2018-10 Leases (Topic 842) Codification Improvements to Topic 842, Leases (“ASU 2018-10”) and ASU No. 2018-11 Leases (Topic 842) Targeted Improvements (“ASU 2018-11”). ASU 2018-11 provides a new transition method in which an entity can initially apply the new lease standards at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The new guidance is effective for the Company on January 1, 2019. Early adoption is permitted. The Company is evaluating the effect that the ASUs (2016-02, ASU 2018-10, and ASU 2018-11) will have on its consolidated financial statements and related disclosures. The Company performed an analysis to determine if its revenue agreements with customers fall under the scope of ASU 2016-02 or ASU 2014-09 and concluded that, other than with respect to the Company’s stand-alone facility in Lima, Peru, ASU 2016-02 applied. The Company believes it is following an appropriate timeline to allow for proper recognition, presentation, and disclosure upon adoption of ASU 2016-02.

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

In February 2018, the FASB issued ASU No. 2018-03 Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2018-03”), which clarifies certain aspects of ASU 2016-01. These are: equity securities without a readily determinable fair value – discontinuation, equity securities without a readily determinable fair value – adjustments, forward contracts and purchased options, presentation requirements for certain fair value option liabilities, fair value option liabilities denominated in a foreign currency, and transition guidance for equity securities without a readily determinable fair value. In August 2018, the FASB issued ASU No. 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements to Fair Value Measurement (“ASU 2018-13”), which amended the effective date and other certain measurement aspects of ASU 2018-03. The new guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. The Company does not expect ASU 2018-03 or ASU 2018-13 to have a significant impact on its consolidated financial statements and related disclosures.

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

The following table summarizes property and equipment as of September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017

Medical equipment and facilities	$93,966,000	$95,923,000
Office equipment	585,000	576,000
Deposits and construction in progress	1,907,000	1,658,000
Deposits towards purchase of proton beam systems	2,000,000	2,000,000

	98,458,000	100,157,000
Accumulated depreciation	(52,337,000)	(51,666,000)

Net property and equipment	$46,121,000	$48,491,000

As of September 30, 2018, the Company has one idle Gamma Knife unit with a cumulative net book value of $729,000. There are currently no plans to place into service or trade this unit in during 2018.

Note 3.	Long-Term Debt

Long-term debt consists of seven notes with three financing companies collateralized by the Gamma Knife equipment, the individual customer contracts, and related accounts receivable at September 30, 2018. As of September 30, 2018, long-term debt on the Condensed Consolidated Balance Sheets was $4,190,000.

Note 4.	Obligations Under Capital Leases

The Company has twelve capital lease obligations with two financing companies, collateralized by Gamma Knife and PBRT equipment, the individual customer contracts, and related accounts receivable at September 30, 2018. As of September 30, 2018, obligations under capital lease on the Condensed Consolidated Balance Sheets were $15,798,000.

Note 5.	Per Share Amounts

Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding. The computation for the three and nine-month periods ended September 30, 2018 excluded approximately 176,000 and 519,000 stock options, respectively, because the exercise price of the options was higher than the average market price during those periods. The computation for the three and nine-month periods ended September 30, 2017 excluded approximately 14,000 stock options, because the exercise price of the options or warrants was higher than the average market price during those periods.

Based on the guidance provided in accordance with ASC 260 Earnings Per Share (“ASC 260”), the weighted average common shares for basic earnings per share, for the three and nine-month periods ended September 30, 2018 and 2017, excluded the weighted average impact of the unvested performance share awards, discussed below. These awards are legally outstanding but are not deemed participating securities and therefore are excluded from the calculation of basic earnings per share. The unvested shares are also excluded from the denominator for diluted earnings per share because they are considered contingent shares not deemed probable for the three and nine-month periods ended September 30, 2018 and 2017.

The following table sets forth the computation of basic and diluted earnings per share for the three and nine-month periods ended September 30, 2018 and 2017:

	Three Months ended September 30,		Nine Months ended September 30,
	2018	2017	2018	2017
Net income attributable to American Shared Hospital Services	$168,000	$99,000	$845,000	$505,000

Weighted average common shares for basic earnings per share	5,841,000	5,947,000	5,831,000	5,745,000
Diluted effect of stock options and restricted stock	50,000	94,000	24,000	167,000
Weighted average common shares for diluted earnings per share	5,891,000	6,041,000	5,855,000	5,912,000
Basic earnings per share	$0.03	$0.02	$0.14	$0.09
Diluted earnings per share	$0.03	$0.02	$0.14	$0.09

Note 6.	Stock-based Compensation

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

Stock-based compensation expense associated with the Company’s stock options to employees is calculated using the Black-Scholes valuation model. The Company’s stock awards have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates. The estimated fair value of the Company’s option grants is estimated using assumptions for expected life, volatility, dividend yield, and risk-free interest rate which are specific to each award. The estimated fair value of the Company’s options is amortized over the period during which an employee is required to provide service in exchange for the award (requisite service period), usually the vesting period. Accordingly, stock-based compensation cost before income tax effect for the Company’s options and restricted stock awards, in the amount of $57,000 and $169,000 is reflected in net income for the three and nine-month periods ended September 30, 2018 compared to $58,000 and $158,000 in the same periods of 2017, respectively. At September 30, 2018, there was approximately $214,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan, excluding the unrecognized compensation cost associated with the Award Agreements, discussed below. This cost is expected to be recognized over a period of approximately four years.

As of December 31, 2016, the Company had warrants outstanding representing the right to purchase 100,000 shares of the Company’s common stock at $2.20 per share. These warrants were issued with $1,000,000 of promissory notes to four members of the Company’s Board of Directors in a prior year. During the nine-month period ended September 30, 2017, warrants to purchase all 100,000 shares of the Company’s common stock were exercised. Of the 100,000 outstanding, 50,000 of the warrants exercised were done so through a cashless exercise issuance, totaling approximately 25,000 shares. There are no warrants outstanding as of September 30, 2018.

On January 4, 2017, the Company entered into a Performance Share Award Agreement with three executive officers of the Company (the “Award Agreements”) for 161,766 restricted stock awards which vest upon the achievement of certain performance metrics. The Award Agreements expire on March 31, 2020. Based on the guidance in ASC 718 Stock Compensation (“ASC 718”), the Company concluded these were performance-based awards with vesting criteria tied to performance metrics. As of December 31, 2017, the Company achieved one of those certain performance metrics under the Award Agreements and recognized stock compensation expense of approximately $108,000 related to these awards. As of September 30, 2018, it is not probable that any of the remaining required metrics for vesting will be achieved. The unrecognized stock-based compensation expense for these awards was approximately $434,000 and unvested awards were approximately 129,000 shares as of September 30, 2018. If and when the Company determines that the remaining performance metrics’ achievement becomes probable, the Company will record a cumulative catch-up stock-based compensation amount and the remaining unrecognized amount will be recorded over the remaining requisite service period of the awards.

The following table summarizes stock option activity for the nine-month period ended September 30, 2018:

	Stock Options	Grant Date Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Intrinsic Value
Outstanding at January 1, 2018	615,000	$2.87	3.48	$-
Granted	16,000	$2.68	6.96	$-
Forfeited	(18,000)	$3.15	-	$-
Outstanding at September 30, 2018	613,000	$2.85	2.93	$337,000
Exercisable at September 30, 2018	389,000	$2.86	2.83	$-

Note 7.	Income Taxes

The Company generally calculates its effective income tax rate at the end of an interim period using an estimate of the annualized effective income tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate of the annualized effective income tax rate cannot be made, the Company computes its provision for income taxes using the actual effective income tax rate for the results of operations reported within the year-to-date periods. The Company’s effective income tax rate is highly influenced by relative income or losses reported and the amount of the nondeductible stock-based compensation associated with grants of its common stock options and from the results of foreign operations. A small change in estimated annual pre-tax income can produce a significant variance in the annualized effective income tax rate given the expected amount of these items. As a result, the Company has computed its provision for income taxes for the three and nine-month periods ended September 30, 2018 by applying the actual effective tax rates to income reported within the condensed consolidated financial statements through those periods.

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

This quarterly report to the Securities and Exchange Commission may be deemed to contain certain forward looking statements with respect to the financial condition, results of operations and future plans of American Shared Hospital Services (including statements regarding the expected continued growth in volume of the MEVION S250 system, the expansion of the Company's proton therapy business, and the timing of treatments by new Gamma Knife systems) which involve risks and uncertainties including, but not limited to, the risks of variability of financial results between quarters, the risks of the Gamma Knife and radiation therapy businesses, the risks of developing The Operating Room for the 21st Century program, and the risks of the timing, financing, and operations of the Company’s proton therapy business. Further information on potential factors that could affect the financial condition, results of operations and future plans of American Shared Hospital Services is included in the filings of the Company with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 2017, and the definitive Proxy Statement for the Annual Meeting of Shareholders held on June 14, 2018.

The Company had sixteen Gamma Knife units, one PBRT system and one IGRT unit in operation at September 30, 2018, and seventeen Gamma Knife units, one PBRT system and one IGRT machine in operation at September 30, 2017. Three of the Company’s customer contracts are through subsidiaries where GKF or its subsidiary is the majority owner and managing partner. Eight of the Company’s sixteen current Gamma Knife customers are under fee-per-use contracts, and seven customers are under retail arrangements. GKF also owns and operates a single-unit Gamma Knife facility in Lima, Peru. The Company’s contracts to provide radiation therapy and related equipment services to an existing Gamma Knife customer and the Company’s PBRT system at Orlando Health – UF Health Cancer Center (“Orlando Health”), are also considered retail arrangements. Retail arrangements are further classified as either turn-key or revenue sharing.

Rental income from medical services is recognized when services have been rendered and collectability is reasonably assured, on either a fee per use or revenue sharing basis. The terms of the contracts with customers do not contain any guaranteed minimum payments. These contracts are typically for a ten-year term and are classified as either fee per use or retail. Revenue from fee-per-use contracts is determined by each hospital’s contracted rate. Under revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital. The amount the Company expects to receive is recorded as revenue and estimated based on historical experience. Revenue estimates are reviewed periodically and adjusted as necessary. Under turn-key arrangements, the Company receives payment from the hospital in the amount of the hospital’s reimbursement from third party payors, and the Company is responsible for paying all the operating costs of the equipment. Operating costs are determined primarily based on historical treatment protocols and cost schedules with the hospital. The Company records an estimate of operating costs which are reviewed on a regular basis and adjusted as necessary to more accurately reflect the actual operating costs. For turn-key sites, the Company also shares a percentage of net operating profit. The Company records an estimate of net operating profit based on estimated revenues, less estimated operating costs. The operating costs and estimated net operating profit are recorded as other direct operating costs in the condensed consolidated statement of operations.

Effective January 1, 2015, the Centers for Medicare and Medicaid (“CMS”) established a Comprehensive Ambulatory Payment Classification for single session radiosurgery treatments. CMS has established a 2018 total reimbursement rate of approximately $9,100 ($9,000 in 2017) for a Medicare Gamma Knife treatment. For 2018, the approximate CMS reimbursement rates for delivery of proton therapy are $522 ($494 in 2017) for a simple treatment without compensation, and $1,053 ($994 in 2017) for a simple treatment with compensation, or an intermediate or complex treatment. On July 25, 2018, CMS posted its proposed Medicare reimbursement rates for calendar year 2019. The proposed 2019 CMS reimbursement rate for delivery of proton therapy is $530 for a simple treatment without compensation, and $1,081 for a simple treatment with compensation, or an intermediate or a complex treatment. These rates have not been finalized by CMS and may change.

Rental income from medical services decreased by $143,000 and increased by $472,000 to $4,470,000 and $14,944,000 for the three and nine-month periods ended September 30, 2018, respectively, compared to $4,613,000 and $14,472,000 for the same periods of 2017.

Revenues generated from the Company’s PBRT system increased by $106,000 and $669,000 to $1,041,000 and $3,622,000 for the three and nine-month periods ended September 30, 2018, respectively, compared to $935,000 and $2,953,000 for the same periods of 2017. The number of PBRT fractions increased by 141 and 248 to 1,081 and 3,597 for the three and nine-month periods ended September 30, 2018, respectively, compared to 940 and 3,349 in the same periods of 2017. The increase in volume for the three and nine-month periods ended September 30, 2018, is attributable to increased awareness of the benefits of proton therapy treatment.

Gamma Knife revenues decreased by $370,000 and $674,000 to $3,194,000 and $10,476,000 for the three and nine-month periods ended September 30, 2018, respectively, compared to $3,564,000 and $11,150,000 for the same periods of 2017. For the three-month period ended September 30, 2018, the decrease in revenue was driven by lower volume at the Company’s existing sites. For the nine-month month period ended September 30, 2018, the decrease in revenue was driven by lower volumes due to three customer sites whose contract terms expired in April 2017, August 2017, and April 2018.

The number of Gamma Knife procedures decreased by 42 and 147 to 337 and 1,106 for the three and nine-month periods ended September 30, 2018, respectively, compared to 379 and 1,253 for the same periods of 2017.  For the three-month period ended September 30, 2018, the decrease in volume was due personnel issues at three of the Company’s sites. Excluding the customer site that purchased its Gamma Knife unit in April 2017, and the two customer sites whose contracts expired in August 2017 and April 2018, Gamma Knife procedures for the nine-month period ended September 30, 2018 were consistent with the same period of 2017.

IGRT revenues increased by $121,000 and $477,000 to $235,000 and $846,000 for the three and nine-month periods ended September 30, 2018, respectively, compared to $114,000 and $369,000 for the same periods of 2017. The increase for the three and nine-month periods ended September 30, 2018 is due to increased volumes at the Company’s existing IGRT site.

Total costs of revenue increased by $105,000 and $1,030,000 to $2,836,000 and $9,023,000 for the three and nine-month periods ended September 30, 2018, respectively, compared to $2,731,000 and $7,993,000 for the same periods of 2017, respectively.

Maintenance and supplies increased by $139,000 and $912,000 for the three and nine-month periods ended September 30, 2018, respectively, primarily due to the Mevion Service Agreement which commenced September 2017 and renews annually (see further discussion below under the heading “Commitments”).

Depreciation and amortization increased by $87,000 and $82,000 for the three and nine-month periods ended September 30, 2018, respectively. The increase for the three and nine-month periods was due to two Cobalt-60 reloads performed in the second quarter of 2018, offset by a decrease in depreciation expense due to the expiration of three Gamma Knife contracts in April 2017, August 2017, and April 2018, as the Company no longer incurs depreciation expense for the expired units.

Other direct operating costs decreased by $121,000 and increased $36,000 for the three and nine-month periods ended September 30, 2018, respectively. The decrease for the three-month period ended September 30, 2018 was due to timing of property tax payments and decreased operating costs at the Company’s retail sites, offset by increased costs at the Company’s Gamma Knife site in Peru, which began treating patients in July 2017. The increase for the nine-month period ended September 30, 2018 was due to increased costs at the Company’s Gamma Knife site in Peru, which began treating patients in July 2017, offset by decreased operating costs at the Company’s retail sites.

Selling and administrative costs increased by $24,000 and decreased by $236,000 for the three and nine-month periods ended September 30, 2018, respectively, to $1,050,000 and $3,067,000 from $1,026,000 and $3,303,000 for the same periods of 2017. For the three-month period ended September 30, 2018, the increase was due to travel costs. For the nine-month period ended September 30, 2018, the decrease was driven by a decline in legal fees, consulting fees, and severance expense.

Interest expense decreased by $18,000 and $84,000 to $399,000 and $1,230,000 for the three and nine-month periods ended September 30, 2018, respectively, compared to $417,000 and $1,314,000 for the same periods of 2017. For the three and nine-month periods ended September 30, 2018, the decrease was due to a lower average principal base on the Gamma Knife and PBRT debt and leases, compared to the prior year, effectively reducing interest expense.

The Company received proceeds from its investment in equity securities of $22,000 during the nine-month period ended September 30, 2018. As of December 31, 2017, the Company adjusted the carrying value of its investment in equity securities to the determined fair value of $0 and recorded a $579,000 impairment loss. Following a round of financing in the second quarter of 2018, the Company’s investment in equity securities (preferred and common shares) was cancelled. The Company’s investment in common and preferred shares were valued at $0 and $22,000, respectively, resulting in cash proceeds of $22,000 from its investment in equity securities. The Company no longer has any ownership interest in the equity investment.

Interest and other income (or loss) increased by $185,000 and $195,000 to $185,000 and $194,000 for the three and nine-month periods ended September 30, 2018, respectively, compared to $0 and a loss of $1,000 for the same periods of 2017. During the three and nine-month periods ended September 30, 2018, the PBRT unit at Orlando Health sustained water damage resulting from the facility’s water evacuation system. The PBRT system was down for two weeks as a result. The Company expects to receive approximately $185,000 of reimbursement from its business interruption insurance, or approximately 185 fractions, following a five-day waiting period. The reimbursement from business interruption insurance is included in other income (or loss) for the three and nine-month periods ended September 30, 2018.

Income tax expense decreased $82,000 and $199,000 to $82,000 and $401,000 for the three and nine-month periods ended September 30, 2018, respectively, compared to $164,000 and $600,000 for the same periods of 2017. For the three and nine-month period ended September 30, 2018, the decrease in income tax expense is due to the Tax Act enacted December 2017. The Tax Act reduced the federal corporate tax rate from 34% to 21%, effectively reducing the Company’s income tax rate

Net income attributable to non-controlling interest decreased $56,000 and $162,000 to $120,000 and $594,000 for the three and nine-month periods ended September 30, 2018, respectively, compared to $176,000 and $756,000 for the same periods of 2017. Non-controlling interest primarily represents the 19% interest of GKF owned by a third party, as well as non-controlling interests in subsidiaries of GKF owned by third parties that began operations in 2011. Variances in net income attributable to non-controlling interest represent the relative increase or decrease in profitability of GKF and these ventures.

The Company had net income of $168,000, or $0.03 per diluted share, and net income of $845,000, or $0.14 per diluted share, for the three and nine-month periods ended September 30, 2018, respectively, compared to net income of $99,000, or $0.02 per diluted share, and net income of $505,000, or $0.09 per diluted share in the same periods of 2017. For the three-month period ended September 30, 2018, the increase in net income was primarily due to the reduction in income tax expense resulting from the Tax Act, offset by lower Gamma Knife revenues and increased operating costs. For the nine-month period ended September 30, 2018, the increase in net income was due to increased PBRT and IGRT revenues and a reduction in income tax expense, offset by increased operating costs.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $2,189,000 at September 30, 2018 compared to $2,502,000 at December 31, 2017. The Company’s cash position decreased by $313,000 due to net cash from operating activities of $6,225,000, offset by payments for the purchase of property and equipment of $1,187,000, principal payments on long term debt and capital leases of $4,881,000, and distributions to non-controlling interests of $470,000. The Company also had acquisitions of equipment through capital lease financing of $1,679,000 as of September 30, 2018.

The Company has scheduled interest and principal payments under its debt obligations of approximately $2,281,000 and scheduled capital lease payments of approximately $5,453,000 during the next 12 months. The Company believes that its cash flow from cash on hand, operations, and other cash resources are adequate to meet its scheduled debt and capital lease obligations during the next 12 months. See additional discussion below related to commitments.

The Company as of September 30, 2018 had shareholders’ equity of $31,023,000, working capital of $752,000 and total assets of $56,470,000.

Commitments

As of September 30, 2018, the Company had commitments to purchase two MEVION S250 PBRT systems for $25,800,000 and the Company had $2,000,000 in non-refundable deposits toward the purchase of these two PBRT systems from Mevion Medical Systems, Inc. (“Mevion”). The non-refundable deposits are recorded in the Condensed Consolidated Balance Sheets as deposits and construction in progress.

On July 21, 2017, the Company signed First Amendments to two System Build Agreements (the “Amendments”) for the Company’s second and third Mevion PBRT units. The Company and Mevion have agreed on preliminary construction and delivery timetables for the second and third PBRT units for which the Company has purchase commitments. The Company’s delivery timeframe is triggered by the United States Food and Drug Administration’s 510K clearance of Mevion’s recently developed treatment nozzle. The Company is actively seeking sites for these units but, to date, has not entered into agreements with any party for either placement of a PBRT unit or the related financing. The Company projects that it will be required to take delivery of the second and third PBRT units no later than 2019 and 2020, respectively. In the event the Company is unable to enter into customer agreements within the requisite time frame or receive an extension from Mevion, the Company could forfeit its deposits.

As of September 30, 2018, the Company had commitments to perform two Cobalt-60 reloads at existing customer sites, purchase one Perfexion unit, to be placed at a new customer site in the fourth quarter of 2018, and purchase one LINAC system to be placed at a new customer site in 2019. The Cobalt-60 reloads are scheduled to occur in 2019, or later. Total Gamma Knife and LINAC commitments as of September 30, 2018 were $5,085,000. The Company has entered into a loan agreement to finance the Perfexion unit. It is the Company’s intent to finance the remaining commitments. There are no significant cash requirements, pending financing, for these commitments in the next 12 months. There can be no assurance that financing will be available for the Company’s current or future projects, or at terms that are acceptable to the Company.

On October 31, 2018, the Company signed an agreement for a commitment to perform one additional Cobtalt-60 reload at an existing customer site. The additional Cobalt-60 reload is scheduled to occur in 2019. Total Gamma Knife commitments agreed to as of October 31, 2018 were $5,835,000. It is the Company’s intent to finance these commitments. There are no significant cash requirements, pending financing, for these commitments in the next 12 months. There can be no assurance that financing will be available for the Company’s current or future projects, or at terms that are acceptable to the Company.

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

As of September 30, 2018, the Company had commitments to service and maintain its Gamma Knife and PBRT equipment. The service commitments are carried out via contracts with Mevion and Elekta AB. The Company’s commitment to purchase a LINAC in 2019 includes a 9-year agreement to service the equipment. Total service commitments as of September 30, 2018 were $7,626,000. The Gamma Knife and certain other service contracts are paid monthly, as service is performed. The Company believes that cash flow from cash on hand and operations will be sufficient to cover these payments.

The Company estimates the following commitments for each of the equipment systems, with expected timing of payments as follows as of September 30, 2018:

	2018	Thereafter	Total

Proton Beam Units	$-	$25,800,000	$25,800,000

Gamma Knife & Linac Units	1,600,000	3,485,000	5,085,000

Service Contracts	98,000	7,528,000	7,626,000

Total Commitments	$1,698,000	$36,813,000	$38,511,000

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage or prepayment features. The Company does not have affiliation with partnerships, trusts or other entities whose purpose is to facilitate off-balance sheet financial transactions or similar arrangements, and therefore has no exposure to the financing, liquidity, market or credit risks associated with such entities. At September 30, 2018, the Company had no significant long-term, market-sensitive investments.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the company and its subsidiaries is communicated to the chief executive officer and the chief financial officer. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of September 30, 2018, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the chief executive officer and the chief financial officer, and recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

There were no changes in our internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AMERICAN SHARED HOSPITAL SERVICES

Registrant

Date:	November 9, 2018	/s/ Ernest A. Bates, M.D.
Ernest A. Bates, M.D.
Chairman of the Board and Chief Executive Officer

Date:	November 9, 2018	/s/ Craig K. Tagawa
Craig K. Tagawa
Senior Vice President
Chief Operating and Financial Officer