Form 10-K
period 2018-12-31
AMERICAN SHARED HOSPITAL SERVICES
filed 2019-03-29
CIK 744825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

____________________

FORM 10-K

(Mark One)

☒	Annual Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act of 1934
For The Fiscal Year Ended December 31, 2018

or

☐	Transition Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act of 1934
For The Transition Period From _______________ to _______________ .

Commission file number 1-08789

____________________

American Shared Hospital Services

(Exact name of registrant as specified in its charter)

California	94-2918118
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Two Embarcadero Center, Suite 410, San Francisco, California	94111-4107
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 788-5300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock No Par Value	NYSE AMERICAN

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of June 30, 2018, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $10,027,000.

Number of shares of common stock of the registrant outstanding as of March 20, 2019: 5,714,000.

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

These forward-looking statements involve known and unknown risks that may cause our actual results in future periods to differ materially from those expressed in any forward-looking statement. Factors that could cause or contribute to such differences include, but are not limited to, such things as:

•	our high level of debt
•	the limited market for our capital-intensive services
•	the impact of lowered federal reimbursement rates
•	the impact of recent U.S. health care reform legislation
•	competition and alternatives to our services
•	technological advances and the risk of equipment obsolescence
•	our significant investment in the proton beam radiation therapy business
•	the small and illiquid market for our stock

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

PART I

ITEM 1. BUSINESS

GENERAL

American Shared Hospital Services (“ASHS” and, together with its subsidiaries, the “Company”) provides Gamma Knife stereotactic radiosurgery equipment and radiation therapy and related equipment to sixteen (16) medical centers in fourteen (14) states in the United States and one Gamma Knife unit at a stand-alone facility in Lima, Peru as of March 1, 2019. The Company provides Gamma Knife services through its 81% indirect interest in GK Financing, LLC, a California limited liability company (“GKF”). The remaining 19% of GKF is owned by GKV Investments, Inc., a wholly-owned U.S. subsidiary of Elekta AG, a Swedish company (“Elekta”). Elekta is the manufacturer of the Leksell Gamma Knife® (the “Gamma Knife”). GKF is a non-exclusive provider of alternative financing services for Leksell Gamma Knife units.

The Company wholly-owns the subsidiaries American Shared Radiosurgery Services (“ASRS”), OR21, Inc. and MedLeader.com, Inc. (“MedLeader”). ASRS is the majority-owner of GKF.

GKF has established the wholly-owned subsidiary Instituto de Gamma Knife del Pacifico S.A.C. (“GKPeru”) for the purpose of providing similar Gamma Knife services in Peru.

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

OPERATIONS

Gamma Knife Operations

Gamma Knife stereotactic radiosurgery, a non-invasive procedure, is an alternative to conventional brain surgery and/or radiation therapy can be an adjunct to conventional brain surgery, radiation therapy, or chemotherapy. Compared to conventional surgery, Gamma Knife radiosurgery usually is an out-patient procedure with lower risk of complications and can be provided at a lower cost. Typically, Gamma Knife patients resume their pre-surgical activities one or two days after treatment. The Gamma Knife Perfexion unit, which was introduced by Elekta in 2006, treats patients with 192 single doses of gamma rays that are focused with great precision on small and medium sized, well circumscribed and critically located structures in the brain. The Cobalt-60 sources coverage at the target area and deliver a dose that is high enough to destroy the diseased tissue without damaging the surrounding healthy tissue. In 2015, Elekta introduced an upgrade to the Gamma Knife Perfexion unit called Icon. As of March 1, 2019, all of the Company’s sixteen (16) Gamma Knife units in the United States were Gamma Knife Perfexion units.

The Gamma Knife treats selected malignant and benign brain tumors, arteriovenous malformations, and functional disorders including trigeminal neuralgia (facial pain). Research is being conducted to determine whether the Gamma Knife can be effective in the treatment of epilepsy, tremors, and other functional disorders.

As of December 31, 2018, there were approximately 116 Gamma Knife sites in the United States and more than 335 units in operation worldwide. Based on recent data, an estimated percentage breakdown of Gamma Knife procedures performed in the U.S. by indications treated is as follows: malignant (61%) and benign (23%) brain tumors, vascular disorders (4%), and functional disorders (12%).

The Company, as of March 1, 2019, had sixteen (16) operating Gamma Knife units located in the United States and one in Lima, Peru. The Company’s first Gamma Knife commenced operation in September 1991. The Company’s Gamma Knife units performed 1,460 procedures in 2018 for a cumulative total of approximately 40,500 procedures from commencement through December 31, 2018.

Revenue from Gamma Knife services for the Company during each of the last five (5) years ended December 31, and the percentage of total revenue of the Company represented by the Gamma Knife for each of the last five years, are set forth below:

Year Ended December 31,	Total Gamma Knife Revenue (in thousands)	Gamma Knife % of Total Revenue
2018	$13,578	68.9%
2017	$14,848	75.9%
2016	$16,076	86.0%
2015	$16,077	97.2%
2014	$14,521	94.2%

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

GKF’s profits and/or losses and any cash distributions are allocated based on membership interests. GKF’s operating agreement requires that it have a cash reserve of at least $50,000 before cash distributions are made to its members. From inception to December 31, 2018, GKF has distributed $48,276,000 to the Company and $11,324,000 to the non-controlling member.

Image Guided Radiation Therapy Operations (“IGRT”)

The Company’s radiation therapy business currently consists of one IGRT system that began operation in September 2007 at an existing Gamma Knife customer site. Revenue generated under IGRT services accounted for approximately 5.5% of the Company’s total revenue in 2018. This contract is currently on a month-to-month basis and the Company expects it will terminate sometime in the second quarter of 2019.

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

Based on the most recently available information, there are approximately 4,000 linear accelerator-based radiation therapy units installed in the United States, and it is estimated that a majority of these units provide Intensity-Modulated Radiation Therapy (“IMRT”), IGRT or a combination of this advanced radiation therapy capability. Radiation therapy services are provided through approximately 2,300 hospital-based and free-standing oncology centers.

Additional information on our operations can be found in Item 6– “Selected Financial Data”, Item 7– “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 of our consolidated financial statements.

Proton Beam Radiation Therapy Operations (“PBRT”)

PBRT is an alternative to traditional external beam, photon-based radiation delivered by linear accelerators. PBRT, first clinically introduced in the 1950s, has physics advantages compared to photon-based systems which allow PBRT to deliver higher radiation doses to the tumor with less radiation to healthy tissue. PBRT currently treats prostate, brain, spine, head and neck, lung, breast, gastrointestinal tract and pediatric tumors. More than 180,000 patients have been treated with protons worldwide.

Introduction of PBRT in the United States, until recently, has been limited due to the high capital costs of these projects. The Company believes that the current development of one and two treatment room PBRT systems at lower capital costs and the level of reimbursement for PBRT from the Centers for Medicare & Medicaid Services (“CMS”) will help make this technology available to a larger segment of the market.

CUSTOMERS

The Company’s current business is the outsourcing of stereotactic radiosurgery services and radiation therapy services. The Company typically provides the equipment, as well as planning, installation, reimbursement and marketing support services. The majority of the Company’s customers pay the Company on a revenue sharing basis. The market for these services primarily consists of large and medium sized medical centers. The business is capital intensive; the total cost of a Gamma Knife or IGRT facility usually ranges from $3.0 million to $5.5 million, including equipment, site construction and installation; the total cost of a single room PBRT system usually ranges from $30.0M to $40.0M, inclusive of equipment, site construction and installation. The Company pays for the equipment and the medical center generally pays for site and installation costs. The following is a listing of the Company’s sites as of March 1, 2019:

Customers (Gamma Knife except as noted)	Original Term of Contract	Year Contract Began	Basis of Payment

Southwest Texas Methodist Hospital San Antonio, Texas	10 years	1998	Fee per use
Kettering Medical Center Kettering, Ohio	10 years	1999	Revenue sharing
Tufts Medical Center Boston, Massachusetts	10 years	1999	Fee per use
University of Arkansas for Medical Sciences Little Rock, Arkansas	15 years	1999	Revenue sharing
Central Mississippi Medical Center Jackson, Mississippi	10 years	2001	Fee per use
OSF Saint Francis Medical Center Peoria, Illinois	10 years	2001	Fee per use
Albuquerque Regional Medical Center	10 years	2003	Fee per use
Albuquerque, New Mexico Northern Westchester Hospital	10 years	2005	Fee per use
Mt. Kisco, New York Tufts Medical Center (IGRT)	10 years	2007	Revenue Sharing
Boston, Massachusetts USC University Hospital	10 years	2008	Fee per use
Los Angeles, California Ft. Sanders Regional Medical Center	10 years	2011	Revenue Sharing
Knoxville, Tennessee St. Vincent’s Medical Center	10 years	2011	Revenue Sharing
Jacksonville, Florida Sacred Heart Medical Center	10 years	2013	Revenue Sharing
Pensacola, Florida PeaceHealth Sacred Heart Medical Center at RiverBend Eugene, Oregon	10 years	2014	Revenue Sharing
Orlando Health – UF Health Cancer Center Orlando, Florida (PBRT)	10 years	2016	Revenue Sharing
Bryan Medical Center Lincoln, Nebraska	10 years	2017	Revenue Sharing
Methodist Hospital Merrillville, Indiana	10 years	2019	Revenue Sharing

The Company’s typical fee per use agreement is for a ten-year term. The fixed fee per use reimbursement amount that the Company receives from the customer is based on the Company’s cost to provide the service and the anticipated volume of the customer. The Gamma Knife contracts signed by the Company typically call for a fee ranging from $6,000 to $9,300 per procedure. There are no minimum volume guarantees required of the customer. In most cases, GKF is responsible for providing the Gamma Knife and related ongoing Gamma Knife equipment expenses (i.e., personal property taxes, insurance, and equipment maintenance) and helps fund the customer’s Gamma Knife marketing. The customer generally is obligated to pay site and installation costs and the costs of operating the Gamma Knife. The customer can either renew the agreement or terminate the agreement at the end of the contractual term. If the customer chooses to terminate the agreement, then GKF removes the equipment from the medical center for possible placement at another site.

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

One customer accounted for approximately 26%, 21%, and 10% of the Company’s total revenue in 2018, 2017 and 2016, respectively. At December 31, 2018 and 2017, three customers individually accounted for more than 10% of total accounts receivable, in the respective years.

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

FINANCING

The Company’s Gamma Knife business is operated through GKF. GKF generally finances its U.S. Gamma Knife units, upgrades and additions with loans or capital leases from various finance companies for typically 100% of the cost of each Gamma Knife, plus any sales tax, customs, and duties. The financing is predominantly fully amortized over an 84-month period and is collateralized by the equipment, customer contracts and accounts receivable, and is generally without recourse to the Company and Elekta. The lease financing obtained by Orlando is guaranteed by the Company and collateralized by the equipment, customer contract and accounts receivable related to this project.

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

Conventional linear accelerator-based radiation therapy is the primary competitor of the Company’s proton therapy system at Orlando Health. Proton beam radiation therapy although available for many years is only recently emerging as a more clinically beneficial alternative to conventional linear accelerators for certain tumors. Utilization of the Company’s proton therapy system is dependent on the acceptance of this technology by Orlando Health’s radiation oncologists and referring physicians, as well as patient self-referrals. There are currently no competing proton therapy facilities near the Company’s site.

There are several competing manufacturers of PBRT systems, including Mevion, IBA Particle Therapy Inc., Varian Medical Systems, Inc., Hitachi Ltd., ProNova Solutions, LLC, Sumitomo Heavy Industries, ProTom International, Inc. and Mitsubishi Electric. The Company has purchased one MEVION S250 and has made deposits towards the purchase of two additional MEVION S250 systems. The Mevion system, as well as single room proton therapy systems from other manufacturers, potentially provides cancer centers the opportunity to introduce single treatment room PBRT services with a cost in the range of approximately $30 to $40 million versus four and five PBRT treatment room programs costing in excess of $120 million. The MEVION S250 system received FDA approval in the second quarter of 2012 and the first clinical treatment occurred in December 2013 at Barnes-Jewish Hospital. The MEVION S250i (Hyperscan) unit, which includes pencil beam scanning, was FDA approved in December 2017. The Company’s first MEVION S250 system in operation at Orlando Health treated its first patient in April 2016. The Company currently does not have customer contracts for its second and third PBRT units.

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

GOVERNMENT PROGRAMS

The Medicare program is administered by CMS of the U.S. Department of Health and Human Services. Medicare is a health insurance program primarily for individuals 65 years of age and older, certain younger people with disabilities, and people with end-stage renal disease, and is provided without regard to income or assets.

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

The average Medicare reimbursement rate trends from 2015 to 2019 are outlined below:

Average Medicare Reimbursement Rate Trends - Gamma Knife

2015	2016	2017	2018	2019
$9,700	$8,800	$9,000	$9,100	$9,300

The average Medicare reimbursement rate trends for PBRT from 2016 to 2019 are outlined below. Patients typically undergo 25-40 delivery sessions.

Average Medicare Reimbursement Rate Trends - PBRT

	2016	2017	2018	2019
Simple without Compensation	$506	$494	$522	$520
Simple with Compensation, Intermediate, or Complex	$1,051	$994	$1,053	$1,079

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

Affordable Care Act and Subsequent Regulation

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, (“Affordable Care Act”), which has resulted in significant changes to the health care industry. The primary goal of the legislation was to extend health care coverage to uninsured legal U.S. residents through both an expansion of public programs and reforms to private sector health insurance. The expansion of insurance coverage was expected to be funded in part by measures designed to promote quality and cost efficiency in health care delivery and by budgetary savings in the Medicare and Medicaid programs. Because the Company is not a health care provider, we were not directly affected by the law, but we could be indirectly affected principally as follows:

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

Some of the provisions of the Affordable Care Act have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges as well as recent efforts by the current U.S. President’s administration to repeal or replace certain aspects of the Affordable Care Act. Since January 2017, the current U.S. President has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the Affordable Care Act such as removing penalties, starting January 1, 2019, for not complying with the Affordable Care Act’s individual mandate to carry health insurance and delaying the implementation of certain Affordable Care Act-mandated fees. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the Affordable Care Act are invalid as well. While the Texas District Court Judge, as well as the current U.S. President’s administration and CMS, have stated that the ruling will have no immediate effect, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, started in April 2013, and, due to subsequent legislative amendments, will stay in effect through 2027 unless additional Congressional action is taken. On January 2, 2013, the then-U.S. President signed into law the American Taxpayer Relief Act of 2012, which, among other things, also reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. It is unclear what effect, if any, the shifting legislative and other governmental proposals would have on our business.

GOVERNMENT REGULATION

The payment of remuneration to induce the referral of health care business has been a subject of increasing governmental and regulatory focus in recent years. Section 1128B(b) of the Social Security Act (sometimes referred to as the "federal anti-kickback statute") provides criminal penalties for individuals or entities that offer, pay, solicit or receive remuneration in order to induce referrals for items or services for which payment may be made under the Medicare and Medicaid programs and certain other government funded programs. The Affordable Care Act amended the anti-kickback statute to eliminate the requirement of actual knowledge, or specific intent to commit a violation, of the anti-kickback statute. The Social Security Act provides authorizes the Office of Inspector General through civil proceedings to exclude an individual or entity from participation in the Medicare and state health programs if it is determined any such party has violated Section 1128B(b) of the Social Security Act. However, the federal anti-kickback statute is subject to evolving interpretations. In the past, the government has enforced the federal anti-kickback statute to reach large settlements with healthcare companies based on sham consulting and other financial arrangements with physicians. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the False Claims Act. The Company believes that it is in compliance with the federal anti-kickback statute. Additionally, the majority of states also have anti-kickback laws, which establish similar prohibitions and, in some cases, may apply to items or services reimbursed by any third-party payor, including commercial insurers.

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

EMPLOYEES

At December 31, 2018, the Company employed nine (9) people on a full-time basis in the United States and three (3) people on a full-time basis in Lima, Peru. None of these employees is subject to a collective bargaining agreement and there is no union representation within the Company. The Company maintains various employee benefit plans and believes that its employee relations are good.

EXECUTIVE OFFICERS OF THE COMPANY

The following table provides current information concerning those persons who serve as executive officers of the Company. The executive officers were appointed by the Board of Directors and serve at the discretion of the Board of Directors.

Name:	Age:	Position:
Ernest A. Bates, M.D.	82	Chairman of the Board of Directors and Chief Executive Officer
Craig K. Tagawa	65	Senior Vice President - Chief Operating and Financial Officer
Ernest R. Bates	52	Vice President of Sales and Business Development

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

The average Medicare reimbursement rate trends from 2015 to 2019 are outlined below:

Average Medicare Reimbursement Rate Trends

2015	2016	2017	2018	2019
$9,700	$8,800	$9,000	$9,100	$9,300

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

The Market for the Gamma Knife is Limited

There is a limited market for the Gamma Knife, and the market in the United States may be mature. The Company has begun operation at only six (6) new Gamma Knife sites in the United States since 2011. Due to the substantial costs of acquiring a Gamma Knife unit, we must identify medical centers that possess neurosurgery and radiation oncology departments capable of performing a large number of Gamma Knife procedures. As of December 31, 2018, there were approximately 116 operating Gamma Knife units in the United States, of which fifteen (15) units were owned by the Company. As of December 31, 2018, the Company has one idle Gamma Knife unit with a cumulative net book value of $729,000. There are currently no commitments to place into service or trade this unit in during 2019. There can be no assurance that we will be successful in placing these idle units or additional units at any sites in the future. The Company’s existing contracts with its customers are fixed in length and there can be no assurance that the customers will wish to extend the contract beyond the end of the term.

The Company Has a High Level of Debt and May Incur Additional Debt to Finance its Operations

The Company’s business is capital intensive. The Company finances its Gamma Knife units through its GKF subsidiary. The amounts financed through GKF have been generally non-recourse to ASHS. The Company financed its first proton therapy unit through its wholly-owned subsidiary, Orlando, and guaranteed the lease financing. The Company’s combined long-term debt and capital leases totaled $20,166,000 as of December 31, 2018 and is collateralized by its Gamma Knife, MEVION S250 and other assets, including accounts receivable and future proceeds from any contract between the Company and any end user of the financed equipment. Depending on the Company’s financing requirements and market conditions, the Company may seek to finance its operations by incurring additional long-term debt in the future. The Company’s current level of debt may adversely affect the Company’s ability to secure additional credit in the future, and as a result may affect operations and profitability. If a default on debt occurs in the future, the Company’s creditors would have the ability to accelerate the defaulted loan, to seize the Gamma Knife or MEVION S250 units or other equipment with respect to which default has occurred, and to apply any collateral they may have at the time to cure the default.

A Small Number of Customers Account for a Major Portion of our Revenues

A limited number of customers have historically accounted for a substantial portion of the Company’s total revenue, and the Company expects such customer concentration to continue for the foreseeable future. For example, in 2018, four (4) customers in total accounted for approximately 50% of the Company’s revenue. The loss of a significant customer or a significant decline in the business from the Company’s largest customers could have a material adverse effect on the Company’s business and results of operations.

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

New Technology and Products Could Result in Equipment Obsolescence

There is constant change and innovation in the market for highly sophisticated medical equipment. New and improved medical equipment can be introduced that could make the Gamma Knife technology obsolete and that would make it uneconomical to operate. During 2000, Elekta introduced an upgraded Gamma Knife which cost approximately $3.6 million plus applicable tax and duties. This upgrade includes an Automatic Positioning System™ (“APS”), and therefore involved less health care provider intervention. In early 2005, Elekta introduced a new upgrade, the Gamma Knife Model 4C (“Model 4C”). The cost to upgrade existing units to the Model 4C with APS was approximately $200,000 to $1,000,000, depending on the current Gamma Knife configuration. In 2006 Elekta introduced a new model of the Gamma Knife, the Perfexion, which costs approximately $4.5 million plus applicable taxes and duties. The Perfexion can perform procedures faster than previous Gamma Knife models and it involves less health care personnel intervention. In 2015, Elekta introduced the Leksell Gamma Knife Icon TM. The Perfexion is upgradeable to the Icon platforms which has enhanced imaging capabilities allowing for treatment without a head frame and the treatment of larger tumors. Existing model 4Cs of the Gamma Knife are not upgradeable to the Perfexion model. As of March 1, 2019, all the Company’s Gamma Knife units in the United States are Perfexion models. The failure to acquire or use new technology and products could have a material adverse effect on our business and results of operations.

The Company Has Invested in a Proton Beam Business

We have committed a substantial amount of our financial resources to next-generation proton beam technology. The first MEVION S250 system began treating patients in December 2013. The Company’s first MEVION S250 system began treating patients in April 2016. The Company has committed to purchase two (2) additional MEVION S250 systems and has already made deposits of $2,250,000 towards this commitment. There can be no assurance that we will be able to finance the two additional systems.

The Trading Volume of Our Common Stock is Low

Although our common stock is listed on the NYSE American, our common stock has historically experienced low trading volume. Reported average daily trading volume in our common stock for the three-month period ended December 31, 2018 was approximately 16,000 shares. There is no reason to think that a more significant active trading market in our common stock will develop in the future. Limited trading volume subjects our common stock to greater price volatility and may make it difficult for you to sell your shares in a quantity or at a price that is attractive to you.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company's corporate offices are located at Two Embarcadero Center, Suite 410, San Francisco, California, where it leases approximately 3,253 square feet for $19,556 per month with a lease expiration date in August 2023. Prior to the Company’s relocation in 2016, it leased approximately 4,640 square feet for $25,128 per month and subleased approximately 3,500 square feet of the office space for $16,042 per month. The sublease expired in May 2016. The Company also has a satellite office in Fairfield, California, where it leases 895 square feet for $2,865 per month with a lease expiration date in April 2020.

For the year ended December 31, 2018 the Company's aggregate net rental expenses for all properties were approximately $298,000.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividend Policy

The Company's common shares, no par value (the "Common Shares"), are currently traded on the New York Stock Exchange. At December 31, 2018, the Company had 5,714,000 issued and outstanding common shares, 613,000 common shares reserved for options, 4,000 unvested restricted stock units issued, 272,000 vested restricted stock units and 129,000 restricted stock awards reserved for issuance.

The following table sets forth the high and low closing sale prices of the Common Shares of the Company on the New York Stock Exchange for each full quarter for the last two fiscal years.

	Prices for Common Shares
Quarter Ending	High	Low
March 31, 2017	$4.53	$3.35
June 30, 2017	$4.75	$3.80
September 30, 2017	$4.05	$2.80
December 31, 2017	$3.15	$2.50
March 31, 2018	$2.87	$2.50
June 30, 2018	$2.89	$2.30
September 30, 2018	$3.50	$2.65
December 31, 2018	$3.89	$2.33

The Company estimates that there were approximately 1,100 beneficial holders of its Common Shares at December 31, 2018.

There were no dividends declared or paid during 2018, 2017, or 2016.

Stock Repurchase Program

In 1999 and 2001, the Board of Directors approved resolutions authorizing the Company to repurchase up to a total of 1,000,000 shares of its common stock on the open market from time to time at prevailing prices, and in 2008 the Board of Directors reaffirmed these authorizations. In 2018, 2017, and 2016 there were no shares repurchased by the Company. A total of approximately 928,000 shares have been repurchased in the open market pursuant to these authorizations at a cost of approximately $1,957,000. As of December 31, 2018, there were approximately 72,000 shares remaining under the repurchase authorizations.

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

Equity Compensation Plans

During 2018, 4,000 restricted stock units, 31,000 restricted stock units for deferred compensation and 16,000 options were issued. Additional information regarding our equity compensation plans is incorporated herein by reference from the 2019 Proxy Statement. Also, see Note 8 - “Shareholders’ Equity to the Consolidated Financial Statements”.

ITEM 6. SELECTED FINANCIAL DATA

Summary of Operations

	Year Ended December 31,
	(Amounts in thousands except per share data)
	2018	2017	2016	2015	2014
Revenue	$19,714	$19,556	$18,700	$16,548	$15,417
Costs of revenue	12,228	10,893	9,905	9,833	10,138
Selling and administrative expense	3,994	4,323	3,802	3,496	3,630
Interest expense	1,631	1,927	1,707	1,239	1,699
Total expenses	17,853	17,143	15,414	14,568	15,467
Income (loss) from operations	1,861	2,413	3,286	1,980	(50)
Proceeds received from investment in equity securities	22	0	0	0	0
(Loss) on write-down investment in equity securities	0	(579)	0	(2,140)	0
(Loss) on early extinguishment of debt	0	0	(108)	0	0
(Loss) on sale of subsidiary	0	0	0	0	(572)
Gain foreign currency transactions	0	0	0	0	161
Interest and other income	198	3	15	18	28
Income (loss) before income taxes	2,081	1,837	3,193	(142)	(433)
Income tax expense (benefit)	451	(1,103)	943	434	129
Net income (loss)	1,630	2,940	2,250	(576)	(562)
Less net income attributable to non-controlling interest	(607)	(1,017)	(1,320)	(946)	(390)
Net income (loss) attributable to ASHS	$1,023	$1,923	$930	$(1,522)	$(952)
Net income (loss) per common share attributable to ASHS:
Basic	$0.18	$0.33	$0.17	$(0.28)	$(0.19)
Diluted	$0.17	$0.33	$0.17	$(0.28)	$(0.19)
See accompanying note (1)

Balance Sheet Data

	As of December 31,
	(Amounts in thousands)
	2018	2017	2016	2015	2014
Cash and cash equivalents	$1,442	$2,152	$2,871	$2,209	$1,059
Certificate of deposit and securities	0	0	0	0	9,000
Restricted cash	350	350	250	50	50
Working capital (deficit)	472	(114)	(815)	(2,691)	(2,004)
Total assets	57,502	58,176	60,598	54,114	67,528
Advances on line of credit	0	0	0	0	8,780
Current portion of long-term debt and capital leases	6,526	7,273	7,078	7,005	6,108
Long-term debt/capital leases, less current portion	13,640	15,870	19,958	16,113	20,776
Shareholders' equity	$31,048	$29,885	$27,137	$25,180	$26,154
See accompanying note (1)

(1) In 1995, the Company entered into an operating agreement granting to American Shared Radiosurgery Services (a California corporation and a wholly-owned subsidiary of the Company) an 81% ownership interest in GKF. During 2010 and 2011, GKF established new operating subsidiaries, EWRS, EWRS Turkey, GKPeru, AGKE, and JGKE, and other subsidiaries that are not yet operational. On June 10, 2014, the Company sold EWRS Turkey. Accordingly, the financial data for the Company presented above include the results of GKF and its subsidiaries for the periods 2014 through 2018.

This financial data as of December 31, 2018 and 2017 and for the years ended December 31, 2018 and 2017 should be read in conjunction with our consolidated financial statements and the notes thereto beginning on page A-1 of this report and with Item 7– “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The most significant accounting policies followed by the Company are presented in Note 2 to the consolidated financial statements. These policies along with the disclosures presented in the other financial statement notes and, in this discussion, and analysis, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts, and the methods, assumptions and estimates underlying those amounts, management has identified revenue recognition and costs of sales for turn-key and revenue sharing arrangements, and the carrying value of fixed assets and useful lives, and as such could be most subject to revision as new information becomes available. The following are our critical accounting policies in which management’s estimates, assumptions and judgments most directly and materially affect the financial statements:

Revenue Recognition - The Company recognizes revenues under Accounting Standards Codification (“ASC”) 840, Leases (“ASC 840”) and ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company has one revenue-generating activity, which consists of equipment leasing to hospitals, and includes the operation of Gamma Knife units by GKF, the operation of one proton therapy unit by Orlando, and the operation of one IGRT site by ASHS.

Rental income from medical services – The Company recognizes revenues under ASC 840 when services have been rendered and collectability is reasonably assured, on either a fee per use or revenue sharing basis. During 2018, the Company had nine (9) fee per use arrangements and nine (9) retail service arrangements. Under both types of agreements, the hospital is responsible for billing patients and collecting technical component fees for services performed. Revenue associated with installation of the Gamma Knife, PBRT, and IGRT units, if any, is a part of the negotiated lease amount and not a distinctly identifiable amount. The costs, if any, associated with installation of the units are amortized over the period of the related lease to match revenue recognition of these costs.

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

During 2018, ASHS had one (1) agreement, Orlando had one (1) agreement, and GKF had seven (7) agreements that are retail service arrangements. These can be further classified as either “turn-key” arrangements or “revenue sharing” arrangements. For GKF’s seven (7) turn-key sites, GKF is solely responsible for the costs to acquire and install the Gamma Knife. In return, GKF receives payment from the hospital in the amount of its reimbursement from third party payors. Revenue is recognized by the Company during the period in which the procedure is performed and is estimated based on what can be reasonably expected to be paid by the third-party payor to the hospital. The estimate is primarily determined from historical experience and hospital contracts with third party payors. These estimates are reviewed on a regular basis and adjusted as necessary to more accurately reflect the expected payment amount. The Company also records an estimate of operating costs associated with each procedure during the period in which the procedure is performed. For two of the turn-key sites, the Company also shares a percentage of net operating profit. The Company records an estimate of net operating profit based on estimated revenues, less estimated operating costs. Costs are determined primarily based on historical treatment protocols and cost schedules with the hospital. The Company’s estimated operating costs are reviewed on a regular basis and adjusted as necessary to more accurately reflect the actual operating costs. Revenue for turn-key sites is recorded on a gross basis, and the operating expenses the Company reimburses to the hospital are recorded in other operating costs.

Under revenue sharing arrangements the hospital shares in the responsibility and risk with the Company for the capital investment to acquire and install the equipment. Unlike our turn-key arrangement, the lease payment under a revenue sharing arrangement is a percentage of reimbursed revenue. Payments are made by the hospital, generally on a monthly basis, to the Company based on an agreed upon percentage allocation of cash collected. Revenue is recognized during the period in which procedures are performed and is estimated based on the reimbursement amount that the Company expects to receive from the hospital for those procedures. This estimate is reviewed on a regular basis and adjusted as necessary to more accurately reflect the expected payment amount. For the year ended December 31, 2018, the Company recognized revenues of approximately $18,987,000 under ASC 840.

Revenue from retail arrangements amounted to approximately 70%, 64% and 57% of total revenue for the years ended December 31, 2018, 2017 and 2016, respectively. Because the revenue estimates are reviewed on a quarterly basis, any adjustments required for past revenue estimates would result in an increase or reduction in revenue during the current quarterly period.

Patient income – The Company has a stand-alone facility in Lima, Peru, where a contract exists between GKPeru and the individual patient treated at the facility. Under ASC 606, the Company acts as the principal in this transaction and provides, at a point in time, a single performance obligation, in the form of a Gamma Knife treatment. Revenue related to a Gamma Knife treatment is recognized on a gross basis at the time when the patient receives treatment. There is no variable consideration present in the Company’s performance obligation and the transaction price is agreed upon per the stated contractual rate. Payment terms are typically prepaid for self-pay patients and insurance provider payments are paid net 30 days. The Company did not capitalize any incremental costs related to the fulfillment of its customer contracts. The Company adopted ASC 606 as of January 1, 2018 using the modified retrospective method. The cumulative effect of adopting ASC 606 did not have a material impact on retained earnings, as reported by the Company, and there was no change to the Company’s IT environment following adoption. Accounts receivable earned by GKPeru were not significant for the year ended December 31, 2018. For the year ended December 31, 2018, the Company recognized revenues of approximately $727,000 under ASC 606.

2018 Results

For the year ended December 31, 2018, 69% of the Company’s revenue was derived from its Gamma Knife business, 26% was derived from the PBRT system, and the remaining 5% from its IGRT business. For the year ended December 31, 2017, 76% of the Company’s revenue was derived from its Gamma Knife business, 21% was derived from the PBRT system, and the remaining 3% from its IGRT business. For the year ended December 31, 2016, 86% of the Company’s revenue was derived from its Gamma Knife business, 12% was derived from the PBRT system, and the remaining 2% from its IGRT business.

TOTAL REVENUE

(in thousands)	2018	Increase (Decrease)	2017	Increase (Decrease)	2016
Total revenue	$19,714	0.8%	$19,556	4.6%	$18,700

Total revenue in 2018 was generally consistent with 2017. Total revenue in 2017 increased 4.6% compared to 2016 due to the Company’s PBRT unit which became operational in April 2016.

Gamma Knife Revenue

	2018	Increase (Decrease)	2017	Increase (Decrease)	2016
Medical services revenue from Gamma Knife (in thousands)	$13,578	(8.6)%	$14,848	(7.6)%	$16,076
Number of Gamma Knife procedures	1,460	(10.5)%	1,631	(15.1)%	1,922
Average revenue per procedure	$9,300	2.2%	$9,104	8.8%	$8,364

Gamma Knife revenue for 2018 was $13,578,000 compared to $14,848,000 in 2017. Gamma Knife revenue for 2018 decreased $1,270,000 compared to 2017 due to three customer contracts that expired in April 2017, August 2017 and April 2018, respectively. Gamma Knife revenue for 2017 was $14,848,000 compared to $16,076,000 in 2016. Gamma Knife revenue for 2017 decreased $1,228,000 compared to 2016, due to two customer contracts that expired in April and August 2017, respectively.

The number of Gamma Knife procedures performed in 2018 decreased 171 compared to 2017, due to three customer contracts that expired in April 2017, August 2017, and April 2018, respectively. The number of Gamma Knife procedures performed in 2017 decreased 291 compared to 2016, due to two customer contracts that expired in April and August 2017, respectively.

Revenue per procedure increased by $196 and $740 in 2018 and 2017 compared to 2017 and 2016, respectively. For 2018 and 2017, the increase was primarily due to the expiration of a high volume, low reimbursement rate customer contract in April 2017.

Proton Therapy Revenue

	2018	Increase (Decrease)	2017	Increase (Decrease)	2016
Medical services revenue from PBRT (in thousands)	$5,042	22.4%	$4,120	91.7%	$2,149
Number of PBRT fractions	5,141	12.9%	4,554	95.5%	2,330
Average revenue per fraction	$981	8.4%	$905	(1.8%)	$922

PBRT revenue for 2018 was $5,042,000 compared to $4,120,000 and $2,149,000 in 2017 and 2016, respectively. The number of PBRT fractions performed in 2018 was 5,141 compared to 4,554 and 2,330 in 2017 and 2016. Revenue per fraction in 2018 was $981 compared to $905 and $922 in 2017 and 2016, respectively. The Company’s first MEVION S250 system was place at Orlando Health and treated its first patient in April 2016 and revenues and volumes have continued to increase since its first year of operations.

IGRT Revenue

(in thousands)	2018	Increase (Decrease)	2017	Increase (Decrease)	2016
Medical services revenue from IGRT	$1,094	86.1%	$588	23.8%	$475

IGRT revenue for 2018 was $1,094,000 compared to $588,000 and $475,000 in 2017 and 2016, respectively. IGRT revenue increased for 2018 due to increased volumes at the Company’s existing site.

COSTS OF REVENUE

(In thousands)	2018	Increase (Decrease)	2017	Increase (Decrease)	2016
Total costs of revenue	$12,228	12.3%	$10,893	10.0%	$9,905
Percentage of total revenue	62.0%		55.7%		53.0%

The Company's costs of revenue, consisting of maintenance and supplies, depreciation and amortization, and other operating expenses (such as insurance, property taxes, sales taxes, marketing costs and operating costs from the Company’s retail sites) increased by $1,335,000 in 2018 and $988,000 in 2017 compared to 2017 and 2016, respectively.

Maintenance and supplies costs as a percentage of total revenue were 12.2%, 6.9%, and 4.7% in 2018, 2017, and 2016, respectively. Maintenance and supplies costs increased by $1,040,000 and $485,000 in 2018 and 2017 compared to 2017 and 2016, respectively. The increase in 2018 and 2017 compared to 2017 and 2016, respectively, was due to the Company’s PBRT maintenance contract which began September 2017. The PBRT maintenance contract renews annually every September and is for a five (5) year period.

Depreciation and amortization costs as a percentage of total revenue were 34.2%, 33.8%, and 33.5% in 2018, 2017 and 2016, respectively. Depreciation and amortization costs increased $144,000 and $339,000 in 2018 and 2017 compared to 2017 and 2016, respectively. The increase in 2018 compared to 2017 was due to depreciation incurred on the Company’s Gamma Knife in Peru, which began operations in July 2017, and depreciation incurred on the PBRT system. The increase in 2017 compared to 2016 was due to depreciation incurred on the PBRT system, which began operations in April 2016.

Other direct operating costs as a percentage of total revenue were 15.6%, 15.0%, and 14.8% in 2018, 2017 and 2016, respectively. Other direct operating costs increased by $151,000 and $164,000 in 2018 and 2017 compared to 2017 and 2016, respectively. The increase in 2018 and 2017 is due to operating costs incurred by the Company’s PBRT system and operating costs for the Company’s Gamma Knife site in Peru, which began treating patients in July 2017.

SELLING AND ADMINISTRATIVE EXPENSE

(In thousands)	2018	Increase (Decrease)	2017	Increase (Decrease)	2016

Selling and administrative costs	$3,994	(7.6)%	$4,323	13.7%	$3,802
Percentage of total revenue	20.3%		22.1%		20.3%

The Company's selling and administrative costs decreased $329,000 and increased $521,000 in 2018 and 2017 compared to 2017 and 2016, respectively. The decrease in 2018 was driven by legal fees, severance expense incurred in 2017, and stock-based compensation incurred in 2017, related to performance awards. The increase in 2017 was driven by start-up costs for the Company’s new site in Peru, legal fees, consulting fees, travel costs, severance expense and building rent. The Company moved offices on August 31, 2016. Prior to the move, the Company subleased a portion of its existing office space. The Company also recorded approximately $108,000 of stock-based compensation expense to recognize performance awards for the year ended December 31, 2017. These performance awards had certain vesting targets tied to performance metrics which were achieved for the year ended.

INTEREST EXPENSE

(In thousands)	2018	Increase (Decrease)	2017	Increase (Decrease)	2016

Interest expense	$1,631	(15.4)%	$1,927	12.9%	$1,707
Percentage of total revenue	8.3%		9.9%		9.1%

The Company's interest expense decreased $296,000 and increased $220,000 in 2018 and 2017 compared to 2017 and 2016, respectively. The decrease in 2018 compared to 2017 is primarily due to a lower average principal base for the Company’s lease and debt portfolio, effectively reducing interest expense. The increase in 2017 compared to 2016 is primarily due to interest incurred on PBRT lease financing, offset by a lower average principal base for the Company’s Gamma Knife portfolio, effectively reducing interest expense.

PROCEEDS RECEIVED FROM INVESTMENT IN EQUITY SECURITIES

(In thousands)	2018	Increase (Decrease)	2017	Increase (Decrease)	2016

Proceeds received from investment in equity securities	$22	*	$0	*	$0

Percentage of total revenue	0.1%		0%		0.0%

*Not meaningful

Proceeds received from the Company’s investment in equity securities was $22,000 in 2018 compared to $0 in 2017 and 2016, respectively. As of December 31, 2017, the Company adjusted the carrying value of its investment in equity securities to the determined fair value of $0 and recorded a $579,000 impairment loss. Following a round of financing in the second quarter 2018, the Company’s investment in equity securities (preferred and common shares) was cancelled. The Company’s investment in common and preferred shares were valued at $0 and $22,000, respectively, resulting in cash proceeds of $22,000 from its investment in equity securities. The Company no longer has any ownership interest in the entity which is previously held an equity investment.

(LOSS) ON WRITE DOWN INVESTMENT IN EQUITY SECURITIES

(In thousands)	2018	Increase (Decrease)	2017	Increase (Decrease)	2016

(Loss) on write down investment in equity securities	$0	*	$(579)	*	$0

Percentage of total revenue	0.0%		(3.0)%		0.0%

*Not meaningful

(Loss) on the write down of the Company’s investment in equity securities was $0 in 2018 compared to $579,000 in 2017, and $0 in 2016. For 2017, the (loss) on the write down of investment in equity securities is due to the other-than-temporary assessment performed at December 31, 2017. The Company adjusted the carrying value of its investment in Mevion to the determined fair value of $0 and recorded a $579,000 impairment loss during the year ended December 31, 2017.

This transaction is treated as a capital loss for tax purposes which may be deducted only to the extent the Company has capital gains. The Company is not aware of any event or transaction planned where the Company would generate a capital gain. Therefore, a full valuation allowance was recorded against the income tax benefit from the impairment loss, and the net impact to the income tax provision is $0 for the year ended December 31, 2017.

(LOSS) ON EARLY EXTINGUISHMENT OF DEBT

(In thousands)	2018	Increase (Decrease)	2017	Increase (Decrease)	2016

(Loss) on early extinguishment of debt	$0	*	$0	*	$(108)

Percentage of total revenue	0%		0%		(0.6)%

*Not meaningful

(Loss) on early extinguishment of debt was $0 in 2018 and 2017 compared to $0 and $108,000 in 2017 and 2016, respectively. In February 2016, the Company used a portion of the proceeds from the lease financing for its first MEVION S250 to pay down the $1,000,000 of Promissory Notes that were issued pursuant to the Note and Warrant Purchase Agreements (the “Agreements”) between the Company and four members of the Company’s Board of Directors. The Agreements permit for early payment without penalty to the Company. The Notes were issued with common stock warrants with an estimated fair value of $145,000. The unamortized balance of the discount on the Notes, of $80,000, and deferred fees incurred from the issuance of the Note of approximately $28,000, were recorded as a loss on early extinguishment of debt on the Company’s condensed consolidated statement of operations for the year ended December 31, 2016.

INTEREST AND OTHER INCOME

(In thousands)	2018	Increase (Decrease)	2017	Increase (Decrease)	2016

Interest and other income	$198	6500.0%	$3	(80.0)%	$15

Percentage of total revenue	1.0%		0.0%		0.1%

Interest and other income increased $195,000 and decreased $12,000 in 2018 and 2017 compared to 2017 and 2016, respectively. The increase in 2018 was due to an insurance reimbursement received from the Company’s business interruption coverage. In the third quarter of 2018, the PBRT unit at Orlando Health sustained water damage resulting from the facility’s water evacuation system. The PBRT system was down for two weeks as a result. The Company received approximately $185,000. Interest and other income is generally comprised of interest expense and interest earned, and increases or decreases generally reflect fluctuations in these amounts.

INCOME TAX EXPENSE

(In thousands)	2018	Increase (Decrease)	2017	Increase (Decrease)	2016

Income tax expense (benefit)	$451	140.9%	$(1,103)	(217.0)%	$943
Percentage of total revenue	2.3%		(5.6)%		5.0%
Percentage of income, after net income attributable to non-controlling interests, and before income taxes	30.6%		(134.5)%		50.3%

Income tax expense increased $1,554,000 and decreased $2,046,000 in 2018 and 2017 compared to 2017 and 2016, respectively. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code that affect fiscal 2017, including, but not limited to requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years. The Tax Act also establishes new tax laws that will affect 2018 and later years, including, but not limited to, a reduction of the U.S. federal corporate tax rate from 34% to 21%, a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, net operating loss deduction limitations, a base erosion, anti-tax abuse tax and a deduction for foreign-derived intangible income and a new provision designed to tax global intangible low-taxed income. As a result of the Tax Act, the Company revalued its federal and state deferred tax liabilities based on a 21% tax rate as opposed to a 34% tax rate. The net effect of this change on the Company’s income tax provision for the year ended December 31, 2017 was a tax benefit of $1,546,000. The increase for the year ended December 31, 2018 was due to the provision benefit recorded in 2017.

The Company anticipates that it will continue to record income tax expense if it operates profitably in the future. Currently there are state income tax payments required for most states in which the Company operates. At December 31, 2018, the Company is expected to utilize the remainder of its net operating loss carryforward for federal income tax return purposes.

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS

(In thousands)	2018	Increase (Decrease)	2017	Increase (Decrease)	2016

Net income attributable to non-controlling interests	$607	(40.3)%	$1,017	(23.0)%	$1,320

Percentage of total revenue	3.1%		5.2%		7.1%

Net income attributable to non-controlling interests decreased $410,000 and $303,000 in 2018 and 2017 compared to 2017 and 2016, respectively. Net income attributable to non-controlling interests represents the pre-tax income earned by the 19% non-controlling interest in GKF, and the pre-tax income or losses of the non-controlling interests in various subsidiaries controlled by GKF. The decrease or increase in net income attributable to non-controlling interests reflects the relative profitability of GKF.

NET INCOME ATTRIBUTABLE TO AMERICAN SHARED HOSPITAL SERVICES

(In thousands, except per share amounts)	2018	Increase (Decrease)	2017	Increase (Decrease)	2016

Net income attributable to ASHS	$1,023	(46.8)%	$1,923	106.8%	$930
Net income per share attributable to ASHS, diluted	$0.17	(48.5)%	$0.33	94.1%	$0.17

Net income attributable to American Shared Hospital Services was $1,023,000 in 2018 compared to $1,923,000 in 2017, and $930,000 in 2016. Excluding the adjustment to the Company’s income tax provision, because of the Tax Act of $1,546,000, and the write-down of the Company’s investment in Mevion of $579,000 in 2017, net income in 2018 increased $45,000 compared to 2017. Excluding the adjustment to the Company’s income tax provision, because of the Tax Act of $1,546,000, and the write-down of the Company’s investment in Mevion of $579,000 in 2017, and the loss on early extinguishment of debt of $108,000, net of estimated taxes in 2016, net income decreased $38,000 in 2017 compared to 2016.

IMPAIRMENT ANALYSIS OF INVESTMENT IN EQUITY SECURITIES

As of December 31, 2018, and 2017 the Company had a $0 investment in the common stock of Mevion. The Company previously accounted for this investment under the cost method. The Company previously carried its investment in Mevion at cost and reviewed it for impairment on a quarterly basis, or as events or circumstances might have indicated that the carrying value of the investment may not be recoverable.

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

During the year ended December 31, 2017, the Company reviewed its investment in Mevion and determined the fair value of its investment was $0. Based on the Company’s assessment of its investment in Mevion, the Company recognized an impairment loss for the year then ended December 31, 2017 of $579,000. During 2018, Mevion entered into a merger transaction with Mevion Medical Technology Group Limited, and the Company’s common shares in Mevion were cancelled.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $1,442,000 at December 31, 2018 compared to $2,152,000 at December 31, 2017, a decrease of $710,000. The Company’s expected primary cash needs on both a short and long-term basis are for capital expenditures, business expansion, working capital, and other general corporate purposes.

Operating activities provided cash of $8,062,000 in 2018, which was driven by net income of $1,630,000, non-cash charges for depreciation and amortization of $6,818,000, increased in deferred income tax of $48,000, net accrued interest on lease financing of $39,000, stock-based compensation expense of $223,000, and changes in other accrued liabilities and deferred revenue of $115,000. These were partially offset by changes in receivables of $420,000, changes in prepaid and other assets of $231,000, and net insurance proceeds receivable of $160,000.

The Company’s trade accounts receivable increased by $483,000 to $5,502,000 at December 31, 2018 from $5,019,000 at December 31, 2017, primarily due to accounts receivable related to the new PBRT system which began operations in April 2016. The number of days revenue (sales) outstanding (“DSO”) in accounts receivable as of December 31, 2018 increased to 102 days compared to 94 days at December 31, 2017. DSO can and does fluctuate depending on timing of customer payments received and the mix of fee per use versus retail customers. Retail sites generally have longer collection periods than fee per use sites.

Investing activities used $1,526,000 of cash in 2018 due to payments made towards the purchase of property and equipment of $1,577,000, offset by insurance proceeds of $51,000.

Financing activities used $7,246,000 of cash during 2018, primarily due to principal payments on long-term debt of $2,467,000, principal payments towards capital leases of $4,089,000, and distributions to non-controlling interests of $690,000.

The Company had working capital at December 31, 2018 of $472,000 compared to negative working capital of $114,000 at December 31, 2017. The $586,000 increase in net working capital was due to an increase in accounts receivable and other receivables of $506,000, increases in prepaid and other assets of $120,000, net receivable from insurance of $160,000, decreases in capital leases of $407,000 and decreases in long term debt of $340,000. This was offset by a decrease in cash of $710,000, increase in accounts payable of $76,000, increase in accrued liabilities of $141,000, and an increase in employee compensation and benefits of $20,000. The Company believes that its cash flow from cash on hand, operations, and other cash resources are adequate to meet its scheduled debt and capital lease obligations during the next 12 months. See additional discussion below related to commitments.

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

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES AND OFF-BALANCE SHEET ARRANGEMENTS

The following table presents, as of December 31, 2018, the Company’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the notes to the consolidated financial statements referenced below.

For purposes of this table, these commitments are listed in the less than 1 year and 1-3-year categories.

	Payments Due by Period
Contractual Obligations	Total amounts committed	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term debt (includes interest)	$6,168,000	2,396,000	2,352,000	668,000	752,000
Capital leases (includes interest)	17,335,000	5,524,000	10,009,000	1,494,000	308,000
Future equipment purchases	38,235,000	4,235,000	34,000,000	-	-
Equipment service contracts	7,523,000	1,664,000	5,859,000	-	-
Operating leases	1,208,000	275,000	509,000	424,000	-

Total contractual obligations	$70,469,000	$14,094,000	$52,729,000	$2,586,000	$1,060,000

Further discussion of the long-term debt commitment is included in Note 5, capital leases in Note 6, and operating leases in Note 11 of the consolidated financial statements.

On December 20, 2018, the Company signed Second Amendments to two System Build Agreements (the “Amendments”) for the Company’s second and third Mevion PBRT units. The Company and Mevion have agreed to upgrade the second and third PBRT units for which the Company has purchase commitments. The Company is actively seeking sites for these units but, to date, has not entered into agreements with any party for either placement of a PBRT unit or the related financing. The Company projects that it will be required to commence delivery of the second and third PBRT units no later than 2023. In the event the Company is unable to enter into customer agreements within the requisite time frame or receive an extension from Mevion, the Company could forfeit its deposits.

As of December 31, 2018, the Company had commitments to purchase two MEVION S250i PBRT systems for $34,000,000 and the Company had $2,250,000 in non-refundable deposits toward the purchase of these two PBRT systems from Mevion Medical Systems, Inc. (“Mevion”). The non-refundable deposits are recorded in the Condensed Consolidated Balance Sheets as deposits and construction in progress.

As of December 31, 2018, the Company had commitments to perform three Cobalt-60 reloads at existing customer sites and purchase one LINAC system, to be placed at a new customer site in 2019. The Cobalt-60 reloads are scheduled to occur in 2019. Total Gamma Knife and LINAC commitments as of December 31, 2018 were $4,235,000. It is the Company’s intent to finance these commitments. There are no significant cash requirements, pending financing, for these commitments in the next 12 months. There can be no assurance that financing will be available for the Company’s current or future projects, or at terms that are acceptable to the Company

On July 21, 2017, the Company entered into a Maintenance and Support Agreement (the “Mevion Service Agreement”) with Mevion, which provides for maintenance and support of the Company’s PBRT unit at Orlando Health. The Mevion Service Agreement began September 5, 2017 and renews annually. The agreement requires an annual prepayment of $1,285,000 which was made on August 6, 2018 for the current contractual period. This payment portion was recorded as a prepaid contract and will be amortized over the one-year service period. The Mevion Service Agreement is for a five (5) year period. On December 20, 2018, the Company signed a Second Amendment to the Mevion Service Agreement, where the Company agreed to increase the annual service payment by $250,000, effective for the second service year, and for each year thereafter, if a second Mevion PBRT unit is not placed at Orlando Health prior to September 2019. The Company has accrued the pro-rata portion of this additional maintenance expense for the year ended December 31, 2018.

As of December 31, 2018, the Company had commitments to service and maintain its Gamma Knife and PBRT equipment. The service commitments are carried out via contracts with Mevion and Elekta AB. The Company’s commitment to purchase a LINAC in 2019 includes a 9-year agreement to service the equipment. Total service commitments as of December 31, 2018 were $7,523,000. The Gamma Knife and certain other service contracts are paid monthly, as service is performed. The Company believes that cash flow from cash on hand and operations will be sufficient to cover these payments.

The Company estimates the following commitments for each of the equipment systems, with expected timing of payments as follows as of December 31, 2018:

	2019	Thereafter	Total
Proton Beam Units	$-	$34,000,000	$34,000,000

Gamma Knife & Linac Units	4,235,000	-	4,235,000

Service Contracts	1,664,000	5,859,000	7,523,000

Total Commitments	$5,899,000	$39,859,000	$45,758,000

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below presents information about certain market-sensitive financial instruments as of December 31, 2018. The fair values were determined based on quoted market prices for the same or similar instruments.

	Payments Due by Period					There-		Fair
(amounts in thousands)	2019	2020	2021	2022	2023	after	Total	Value

Fixed rate long-term debt and present value of capital leases	$6,526	$4,567	$6,143	$1,156	$773	$1,000	$20,165	$20,277

Average interest rates	8.0%	8.5%	9.0%	6.6%	6.1%	6.2%	8.1%

We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage or prepayment features.

At December 31, 2018, we had no significant long-term, market-sensitive investments.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment management believes that, as of December 31, 2018, the Company’s internal control over financial reporting is effective based on those criteria.

(c)	Changes in internal controls over financial reporting.

Our Chief Executive Officer and our Chief Financial Officer have evaluated the changes to the Company’s internal control over financial reporting that occurred during our last fiscal quarter ended December 31, 2018, as required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2019 Annual Meeting of Shareholders (the “2019 Proxy Statement”). Information regarding executive officers of the Company, included herein under the caption “Executive Officers of the Company” in Part I, Item 1 above, is incorporated herein by reference.

Information concerning the identification of our standing audit committee required by this Item is incorporated by reference from the 2019 Proxy Statement.

Information concerning our audit committee financial experts required by this Item is incorporated by reference from the 2019 Proxy Statement.

Information concerning compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference from the 2019 Proxy Statement.

We have adopted a Code of Ethics that is available on our website at www.ashs.com. The information on our website is not part of this report. You may also request a copy of this document free of charge by writing our Corporate Secretary.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item is incorporated herein by reference from the 2019 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated herein by reference from the 2019 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated herein by reference from the 2019 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is incorporated herein by reference from the 2019 Proxy Statement.

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

(b)	Exhibits.

The following Exhibits are filed with this Report.

Exhibit		Incorporated by reference herein
Number	Description	Form	Exhibit	Date

3.1	Articles of Incorporation of the Company.	10-Q 001-08789	3.1	5/15/2017
3.1a	Articles of Incorporation of the Company, as amended.	10-K 001-08789	3.1	3/27/2017
3.2	By-laws of the Company, as amended and restated dated as of June 21, 2016.	10-Q 001-08789	3.2	5/15/2017

4.1	Rights Agreement dated as of March 22, 1999 between American Shared Hospital Services and American Stock Transfer & Trust Company, as Rights Agent.	8-K 001-08789	4	4/1/1999

4.1a	First Amendment to Rights Agreement dated as of March 12, 2009 between American Shared Hospital Services and American Stock Transfer & Trust Company, as Rights Agent.	8-K 001-08789	3.1	3/13/2009

10.1	Operating Agreement for GK Financing, LLC dated as of October 17, 1995 between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	S-1 033-63721	10.12	10/26/1995

10.1a	Amendment Agreement dated as of October 26, 1995 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	S-1/A 033-63721	10.13	3/29/1996

10.1b	Second Amendment Agreement dated as of December 20, 1995 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	S-1/A 033-63721	10.13	3/29/1996

10.1c	Third Amendment Agreement dated as of October 16, 1996 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	10-K 001-08789	10.13b	3/31/1998

10.1d	Fourth Amendment Agreement dated as of March 31, 1998 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	10-K 001-08789	10.8	3/31/1999

10.1e	Fifth Amendment Agreement dated as of March 31, 1998 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	10-K 001-08789	10.9	3/31/1999

10.1f	Sixth Amendment Agreement dated as of June 5, 1998 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	10-K 001-08789	10.10	3/31/1999

10.1g	Seventh Amendment Agreement dated as of October 18, 2006 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	10-K 001-08789	10.52	4/2/2007

10.1h	Eighth Amendment Agreement dated as of April 28, 2010 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	10-K 001-08789	10.1h	3/30/2016

10.1i	Ninth Amendment Agreement dated as of May 16, 2011 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	10-K 001-08789	10.1i	3/30/2016

10.2	Lease Agreement for a Gamma Knife Unit dated as of October 29, 1996 between GK Financing, LLC and Methodist Healthcare Systems of San Antonio, Ltd., dba Southwest Texas Methodist Hospital.	10-K 001-08789	10.2	3/30/2016

10.2a	Addendum to Lease Agreement for a Gamma Knife Unit dated as of October 31, 1996 between GK Financing, LLC and Methodist Healthcare System of San Antonio, Ltd., dba Southwest Texas Methodist Hospital.	10-K 001-08789	10.2a	3/30/2016

10.2b	Addendum Two to Lease Agreement for a Gamma Knife Unit dated as of October 16, 1997 between Methodist Healthcare System of San Antonio, Ltd., d.b.a. Southwest Texas Methodist Hospital and GK Financing, LLC.	10-K 001-08789	10.2b	3/30/2016

10.2c		Amendment to Lease Agreement for a Gamma Knife Unit dated as of December 13, 2003 between Methodist Healthcare Systems of San Antonio, Ltd., d/b/a Southwest Texas Methodist Hospital and GK Financing, LLC.	10-K 001-08789	10.2c	3/30/2016

10.2d	#	Second Amendment to Lease Agreement for a Gamma Knife Unit (Perfexion Upgrade) dated as of December 23, 2009 between GK Financing, LLC and Methodist Healthcare Systems of San Antonio, Ltd., d/b/a Southwest Texas Methodist Hospital.	10-Q 001-08789	10.18b	11/15/2010

10.3		Lease Agreement for a Gamma Knife Unit dated as of April 10, 1997 between GK Financing, LLC and Yale-New Haven Ambulatory Services Corporation.	10-K 001-08789	10.3	3/30/2016

10.3a		Addendum to Lease Agreement for a Gamma Knife Unit dated as of October 25, 2005 between Yale-New Haven Ambulatory Services Corporation and GK Financing, LLC.	10-K 001-08789	10.3a	3/30/2016

10.3b		Assignment, Assumption, and Amendment to Lease Agreement for a Gamma Knife Unit dated as of June 30, 2006 between Yale-New Haven Ambulatory Services Corporation, Yale-New Haven Hospital, Inc. a/k/a Yale-New Haven Hospital, and GK Financing, LLC.	10-K 001-08789	10.3b	3/30/2016

10.3c	Second Amendment to Lease Agreement for a Gamma Knife Unit (Perfexion Upgrade) dated as of May 15, 2009 between Yale-New Haven Hospital, Inc. a/k/a Yale-New Haven Hospital and GK Financing, LLC.	10-Q 001-08789	10.2	11/13/2017

10.3d	Third Amendment to Lease Agreement for a Gamma Knife Unit dated as of July 1, 2014 between Yale-New Haven Hospital, Inc. a/k/a Yale-New Haven Hospital and GK Financing, LLC.	10-Q 001-08789	10.19c	11/14/2014

10.4	Purchased Services Agreement (for a Gamma Knife Unit) dated as of November 19, 2008 between GK Financing, LLC and Kettering Medical Center.	10-Q 001-08789	10.1	8/11/2016

10.4a		First Amendment to Purchased Services Agreement (for a Gamma Knife Unit) dated as of June 11, 2009 between GK Financing, LLC and Kettering Medical Center.	10-Q 001-08789	10.1a	8/11/2016

10.4b	#	Second Amendment to Purchased Services Agreement (for a Gamma Knife Unit) dated as of February 27, 2014 between GK Financing, LLC and Kettering Medical Center.	10-K 001-08789	10.21c	4/1/2015

10.5	#	Lease Agreement for a Gamma Knife Unit (Perfexion Upgrade) dated as of July 30, 2013 between Tufts Medical Center, Inc. (FKA New England Medical Center Hospitals, Inc.) and GK Financing, LLC.	10-K 001-08789	10.22b	3/31/2014

10.6	#	Amended and Restated Equipment Lease Agreement (for a Gamma Knife Unit) dated as of December 12, 2014, between GK Financing, LLC and the Board of Trustees of the University of Arkansas on behalf of the University of Arkansas for Medical Sciences.	10-Q 001-08789	10.4	8/19/2015

10.7		Lease Agreement for a Gamma Knife Unit dated as of May 28, 1999 between GK Financing, LLC and Froedtert Memorial Lutheran Hospital.	10-K 001-08789	10.7	3/30/2016

10.7a		Addendum dated as of June 24, 1999 to Lease Agreement for a Gamma Knife Unit between GK Financing, LLC and Froedtert Memorial Lutheran Hospital.	10-K 001-08789	10.27	3/29/2000

10.7b		Amendment dated as of July 12, 1999 to Lease Agreement for a Gamma Knife Unit between GK Financing, LLC and Froedtert Memorial Lutheran Hospital.	10-K 001-08789	10.28	3/29/2000

10.7c		Amendment dated as of August 24, 1999 to Lease Agreement for a Gamma Knife Unit between GK Financing, LLC and Froedtert Memorial Lutheran Hospital.	10-K 001-08789	10.29	3/29/2000

10.7d		First Amendment to Lease Agreement for a Gamma Knife Unit dated as of December 29, 2008 between GK Financing, LLC and Froedtert Memorial Lutheran Hospital.	10-K 001-08789	10.7d	3/30/2016

10.7e	Second Amendment to Lease Agreement for a Gamma Knife Unit dated as of May 16, 2013 between GK Financing, LLC and Froedtert Memorial Lutheran Hospital, Inc.	10-K 001-08789	10.7e	3/30/2016

10.7f	Third Amendment to Lease Agreement for a Gamma Knife Unit dated as of December 15, 2014 between GK Financing, LLC and Froedtert Memorial Lutheran Hospital, Inc.	10-K 001-08789	10.26c	4/1/2015

10.8	Lease Agreement for a Gamma Knife Unit dated as of December 11, 1996 between GK Financing, LLC and The Community Hospital Group, Inc., dba JFK Medical Center.	10-K 001-08789	10.8	3/30/2016

10.8a	Addendum One to Lease Agreement for a Gamma Knife Unit dated on January 9, 2008 and effective as of July 1, 2002 between The Community Hospital Group, Inc., dba JFK Medical Center and GK Financing, LLC.	10-K 001-08789	10.8a	3/30/2016

10.8b	Addendum Two to Lease Agreement for a Gamma Knife Unit dated as of January 9, 2008 between The Community Hospital Group, Inc., dba JFK Medical Center and GK Financing, LLC.	10-K 001-08789	10.8b	3/30/2016

10.8c	Addendum Three to Lease Agreement for a Gamma Knife Unit dated as of April 25, 2015, between The Community Hospital Group, Inc., dba JFK Medical Center and GK Financing, LLC.	10-Q 001-08789	10.5	8/19/2015

10.8d	Addendum Four to Lease Agreement for a Gamma Knife Unit dated as of April 25, 2016 between The Community Hospital Group, Inc., dba JFK Medical Center and GK Financing, LLC.	10-Q 001-08789	10.1	5/15/2017

10.8e	Addendum Five to Lease Agreement for a Gamma Knife Unit dated as of April 25, 2017 between The Community Hospital Group, Inc., dba JFK Medical Center and GK Financing, LLC	10-Q 001-08789	10.1	8/9/2018

10.9		Lease Agreement for a Gamma Knife Unit dated as of June 3, 1999 between GK Financing, LLC and Sunrise Hospital and Medical Center, LLC d/b/a Sunrise Hospital and Medical Center.	10-K 001-08789	10.9	3/30/2016

10.9a		Addendum to Lease Agreement for a Gamma Knife Unit dated as of December 1, 1998 between Sunrise Hospital and Medical Center, LLC d/b/a Sunrise Hospital and Medical Center and GK Financing, LLC.	10-K 001-08789	10.9a	3/30/2016

10.9b		Addendum Two to Lease Agreement for a Gamma Knife Unit dated as of January 17, 2007 between GK Financing, LLC and Sunrise Hospital Medical Center, LLC d/b/a Sunrise Hospital Medical Center.	10-K 001-08789	10.9b	3/30/2016

10.9c		Addendum Three to Lease Agreement for a Gamma Knife Unit dated as of June 20, 2007 between GK Financing, LLC and Sunrise Hospital and Medical Center, LLC d/b/a Sunrise Hospital and Medical Center.	10-K 001-08789	10.9c	3/30/2016

10.9d		Addendum Four to Lease Agreement for a Gamma Knife Unit dated as of February 8, 2010 between GK Financing, LLC and Sunrise Hospital and Medical Center, LLC d/b/a Sunrise Hospital and Medical Center.	10-K 001-08789	10.9d	3/30/2016

10.9e	#	Addendum Five to Lease Agreement for a Gamma Knife Unit dated as of May 18, 2012 between GK Financing, LLC and Sunrise Hospital and Medical Center, LLC d/b/a Sunrise Hospital and Medical Center.	10-Q 001-08789	10.66	11/14/2013

10.10		Lease Agreement for a Gamma Knife Unit dated as of November 1, 1999 between GK Financing, LLC and Jackson HMA, Inc. d/b/a Central Mississippi Medical Center.	10-K 001-08789	10.10	3/30/2016

10.10a		Addendum to Lease Agreement for a Gamma Knife Unit dated as of November 1, 1999 between Jackson HMA, Inc. dba Central Mississippi Medical Center and GK Financing, LLC.	10-Q 001-08789	10.34	8/10/2001

10.10b	#	Addendum Two to Lease Agreement for a Gamma Knife Unit dated as of November 6, 2006 between GK Financing, LLC and Jackson HMA, Inc. d/b/a Central Mississippi Medical Center.	10-K 001-08789	10.51	4/2/2007

10.10c		Amendment Three to Lease Agreement for a Gamma Knife Unit dated as of February 23, 2010 between GK Financing, LLC and Jackson HMA, LLC d/b/a Central Mississippi Medical Center.	10-K 001-08789	10.10c	3/30/2016

10.11		Lease Agreement for a Gamma Knife Unit dated as of February 18, 2000 between GK Financing, LLC and OSF HealthCare System.	10-K 001-08789	10.11	3/30/2016

10.11a		Addendum to Lease Agreement for a Gamma Knife Unit dated as of April 13, 2007, between GK Financing, LLC and OSF Healthcare System.	10-Q 001-08789	10.2	8/11/2016

10.11b		Addendum Two to Lease Agreement for a Gamma Knife Unit dated as of October 31, 2012 between GK Financing, LLC and OSF Healthcare System.	10-Q 001-08789	10.2a	8/11/2016

10.11c	#	Addendum Three to Lease Agreement for a Gamma Knife Unit dates as of June 7, 2016 between GK Financing, LLC and OSF Healthcare System.	10-Q 001-08789	10.2b	8/11/2016

10.12		Equipment Lease Agreement (for a Gamma Knife Unit) dated as of September 13, 2001 between GK Financing, LLC and Mercy Medical Center.	10-K 001-08789	10.12	3/30/2016

10.12a		Amendment Number One to Equipment Lease Agreement (for a Gamma Knife Unit) dated as of September 13, 2001 between GK Financing, LLC and Mercy Medical Center.	10-Q 001-08789	10.41	11/14/2002

10.13		Equipment Lease Agreement (for a Gamma Knife Unit) dated as of February 13, 2003 between GK Financing, LLC and AHS Albuquerque Regional Medical Center, LLC.	10-K 001-08789	10.13	3/30/2016

10.13a	#	Amendment to Equipment Lease Agreement (Perfexion Upgrade) dated as of April 8, 2011 between GK Financing, LLC and Lovelace Health System, Inc., d/b/a Lovelace Medical Center.	10-Q 001-08789	10.62	8/15/2011

10.13b		Assignment and Assumption of Purchase and License Agreement dated as of February 2, 2011 between Elekta, Inc., GK Financing, LLC and Albuquerque GK Equipment, LLC.	10-Q 001-08789	10.62a	8/15/2011

10.14		Equipment Lease Agreement (for a Gamma Knife Unit) dated as of March 21, 2003 between GK Financing, LLC and Northern Westchester Hospital Center.	10-K 001-08789	10.14	3/30/2016

10.14a	#	Amendment to Equipment Lease Agreement (Perfexion Upgrade) dated as of June 8, 2012 between GK Financing, LLC and Northern Westchester Hospital Center.	10-Q 001-08789	10.46a	8/14/2013

10.15		Equipment Lease Agreement (for a Gamma Knife Unit) dated as of May 28, 2004 between GK Financing, LLC and Mercy Health Center.	10-K 001-08789	10.15	3/30/2016

10.15a		Addendum One to Equipment Lease Agreement (for a Gamma Knife Unit) dated as of December 23, 2011 between Mercy Health Center and GK Financing, LLC.	10-K 001-08789	10.15a	3/30/2016

10.15b		Addendum Two to Equipment Lease Agreement (for a Gamma Knife Unit) dated as of July 31, 2015, between Mercy Hospital Oklahoma City, Inc. and GK Financing, LLC.	10-Q 001-08789	10.1	11/12/2015

10.15c	Addendum Three to Equipment Lease Agreement (for a Gamma Knife Unit) dated as of September 3, 2016, between Mercy Hospital Oklahoma City, Inc. and GK Financing, LLC.	10-K 001-08789	10.15c	3/27/2017

10.15d	Addendum Four to Equipment Lease Agreement (for a Gamma Knife Unite) dated as of May 1, 2017 between Mercy Hospital Oklahoma City, Inc. and GK Financing, LLC.	10-Q 001-08789	10.1	8/10/2017

10.16	#	Purchased Services Agreement (for a Gamma Knife Unit) dated as of March 5, 2008 between GK Financing, LLC and USC University Hospital, Inc.	10-Q 001-08789	10.57	5/14/2008

10.16a	#	First Amendment to Purchased Services Agreement (for a Gamma Knife Unit) dated as of April 1, 2009 between GK Financing, LLC and University of Southern California.	10-Q 001-08789	10.57a	8/14/2009

10.16b	#	Second Amendment to Purchased Services Agreement (for a Gamma Knife Unit) dated as of October 1, 2013 between GK Financing, LLC and University of Southern California.	10-Q 001-08789	10.57b	8/14/2014

10.17	#	Equipment Lease Agreement (for a Gamma Knife Unit) dated as of May 1, 2010 between GK Financing, LLC and Fort Sanders Regional Medical Center.	10-Q 001-08789	10.60	5/16/2011

10.17a		Amendment to Lease Agreement (for a Gamma Knife Unit) dated as of January 3, 2012 between GK Financing, LLC and Fort Sanders Regional Medical Center.	10-K 001-08789	10.17a	3/30/2016

10.17b		Second Amendment to Equipment Lease Agreement (for a Gamma Knife Unit) dated as of June 1, 2017 between GK Financing, LLC and Fort Sanders Regional Medical Center	10-Q 001-08789	10.2	8/10/2017

10.18	#	Leksell Gamma Knife Perfexion Purchased Services Agreement dated as of August 5, 2011 between Jacksonville GK Equipment, LLC and St. Vincent’s Medical Center, Inc.	10-K 001-08789	10.63	3/30/2012

10.18a	#	First Amendment to the Leksell Gamma Knife Perfexion Purchased Services Agreement dated as of October 10, 2011 between Jacksonville GK Equipment, LLC and St. Vincent’s Medical Center, Inc.	10-K 001-08789	10.63a	3/30/2012

10.19	#	Leksell Gamma Knife Perfexion Purchased Services Agreement dated as of January 19, 2012 between GK Financing, LLC and Sacred Heart Health System, Inc.	10-Q 001-08789	10.65	5/15/2013

10.20	#	Leksell Gamma Knife Perfexion Purchased Services Agreement dated as of March 27, 2014 between GK Financing, LLC and PeaceHealth doing business through its operating division PeaceHealth Sacred Heart Medical Center at RiverBend.	10-K 001-08789	10.67	4/1/2015

10.21	#	Equipment Lease Agreement (for a Gamma Knife Unit) dated as of February 21, 2017 between Bryan Medical Center, and GK Financing, LLC.	10-Q 001-08789	10.1	11/13/2017

10.21a	#	First Amendment to Equipment Lease Agreement (for a Gamma Knife unit) dated as of February 14, 2018 between Bryan Medical Center and GK Financing, LLC	10-Q 001-08789	10.1	5/10/2018

10.22	#	Proton Beam Radiation Therapy Lease Agreement dated as of October 18, 2006 between American Shared Hospital Services and Orlando Regional Healthcare System, Inc.	10-Q 001-08789	10.3	8/11/2016

10.22a	#	Amendment One to Proton Beam Radiation Therapy Lease Agreement dated as of August 12, 2012 between American Shared Hospital Services and Orlando Health, Inc., formerly known as Orlando Regional Healthcare System, Inc.	10-Q 001-08789	10.3a	8/11/2016

10.23	•	American Shared Hospital Services Incentive Compensation Plan as Amended and Restated effective June 27, 2017.	10-Q 001-08789	10.2	8/9/2018

10.25	•	Form of Indemnification Agreement between American Shared Hospital Services and members of its Board of Directors.	10-K 001-08789	10.26	3/30/2016

10.26	•	Form of American Shared Hospital Services Incentive Compensation Plan Performance Share Award Agreement.	10-K 001-08789	10.25	3/27/2017

21.1	*	Subsidiaries of American Shared Hospital Services

23.1	*	Consent of Independent Registered Public Accounting Firm

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14a/15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14a/15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	ǂ	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
ǂ	Furnished herewith.
#	Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.
•	Indicates management compensatory plan, contract, or arrangement.

ITEM 16. FORM 10-K SUMMARY

The Optional summary in Item 16 has not been included in this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SHARED HOSPITAL SERVICES
(Registrant)

March 29, 2019	By:	/s/ Ernest A. Bates, M.D.
Ernest A. Bates, M.D.
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ernest A. Bates	Chairman of the Board and	March 29, 2019
Ernest A. Bates, M.D.	Chief Executive Officer
(Principal Executive Officer)

/s/ Daniel G. Kelly Jr.	Director	March 29, 2019
Daniel G. Kelly JR.

/s/ David A. Larson	Director	March 29, 2019
David A. Larson, M.D.

/s/ Sandra A. J. Lawrence	Director	March 29, 2019
Sandra A. J. Lawrence

/s/ S. Mert Ozyurek	Director	March 29, 2019
S. Mert Ozyurek

/s/ John F. Ruffle	Director	March 29, 2019
John F. Ruffle

/s/ Raymond C. Stachowiak	Director	March 29, 2019
Raymond C. Stachowiak

/s/ Stanley S. Trotman, Jr.	Director	March 29, 2019
Stanley S. Trotman, Jr.

/s/ Craig K. Tagawa	Chief Operating Officer and	March 29, 2019
Craig K. Tagawa	Chief Financial Officer
(Principal Accounting Officer)

AMERICAN SHARED HOSPITAL SERVICES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

and

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2018 and 2017,

and

FOR THE THREE YEARS ENDED DECEMBER 31, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

American Shared Hospital Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Shared Hospital Services, Inc. (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity and cash flows for the three years ended December 31, 2018. In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for the three years ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

basis for our opinion.

/s/ Moss Adams LLP

San Francisco, CA

March 29, 2019

We have served as the Company’s auditor since 1999.

American Shared Hospital Services
Consolidated Balance sheets

	DECEMBER 31,
	2018	2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,442,000	$2,152,000
Restricted cash	350,000	350,000
Trade accounts receivable, net of allowance for doubtful accounts of $100,000 at December 31, 2018 and December 31, 2017	5,502,000	5,019,000
Other receivables insurance proceeds	1,137,000	-
Other receivables	239,000	216,000
Prepaid expenses and other current assets	1,276,000	1,156,000
Total current assets	9,946,000	8,893,000
PROPERTY AND EQUIPMENT, net	46,694,000	48,491,000
OTHER ASSETS	862,000	792,000
TOTAL ASSETS	$57,502,000	$58,176,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$435,000	$359,000
Employee compensation and benefits	207,000	187,000
Other accrued liabilities	1,329,000	1,188,000
Other accrued liabilities insurance payable	977,000	-
Current portion of long-term debt	2,119,000	2,459,000
Current portion of capital leases	4,407,000	4,814,000
Total current liabilities	9,474,000	9,007,000
LONG-TERM DEBT, less current portion	3,332,000	3,598,000
LONG-TERM CAPITAL LEASES, less current portion	10,308,000	12,272,000
DEFERRED REVENUE, less current portion	382,000	504,000
DEFERRED INCOME TAXES	2,958,000	2,910,000
COMMITMENTS AND CONTINGENCIES (See Note 11)
SHAREHOLDERS’ EQUITY
Common stock, no par value
Common stock, no par value (10,000,000 authorized; Issued and outstanding shares – 5,714,000 at December 31, 2018 and 5,710,000 at December 31, 2017	10,711,000	10,711,000
Additional paid-in capital	6,495,000	6,272,000
Retained earnings	7,896,000	6,873,000
Total equity- American Shared Hospital Services	25,102,000	23,856,000
Non-controlling interests in subsidiaries	5,946,000	6,029,000
Total shareholders’ equity	31,048,000	29,885,000
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$57,502,000	$58,176,000

See accompanying notes

American Shared Hospital Services
Statements of operations

	YEARS ENDED DECEMBER 31,
	2018	2017	2016
Revenues:
Rental income from medical services	$19,714,000	$19,556,000	$18,700,000
	19,714,000	19,556,000	18,700,000
Costs of revenue:
Maintenance and supplies	2,399,000	1,359,000	874,000
Depreciation and amortization	6,745,000	6,601,000	6,262,000
Other direct operating costs	3,084,000	2,933,000	2,769,000
	12,228,000	10,893,000	9,905,000
Gross margin	7,486,000	8,663,000	8,795,000
Selling and administrative expense	3,994,000	4,323,000	3,802,000
Interest expense	1,631,000	1,927,000	1,707,000
Operating income	1,861,000	2,413,000	3,286,000
Proceeds received from investment in equity securities	22,000	-	-
(Loss) on write down of investment in equity securities	-	(579,000)	-
(Loss) on early extinguishment of debt	-	-	(108,000)
Interest and other income	198,000	3,000	15,000
Income before income taxes	2,081,000	1,837,000	3,193,000
Income tax expense (benefit)	451,000	(1,103,000)	943,000
Net income	1,630,000	2,940,000	2,250,000
Less: net income attributable to non-controlling interests	(607,000)	(1,017,000)	(1,320,000)
Net income attributable to American Shared Hospital Services	$1,023,000	$1,923,000	$930,000

Net income per share attributable to American Shared Hospital Services:
Income per common share- basic	$0.18	$0.33	$0.17
Income per common share- diluted	$0.17	$0.33	$0.17

See accompanying notes

American Shared Hospital Services
Consolidated Statement of Shareholders’ Equity

	THREE YEARS ENDED DECEMBER 31, 2018
			Additional			Non-controlling
	Common	Common	Paid-in	Retained	Sub-Total	Interests in
	Shares	Stock	Capital	Earnings	ASHS	Subsidiaries	Total
Balances at January 1, 2016	5,364,000	$10,376,000	$5,734,000	$4,020,000	$20,130,000	$5,050,000	$25,180,000
Stock-based compensation expense	4,000	-	215,000	-	215,000	-	215,000
Proceeds from warrants exercised	100,000	220,000	-	-	220,000	-	220,000
Non-controlling interest investment in subsidiaries	-	-	-	-	-	7,000	7,000
Cash distributions to non-controlling interests	-	-	-	-	-	(699,000)	(699,000)
Net income	-	-	-	930,000	930,000	1,320,000	2,250,000
Balances at January 1, 2017	5,468,000	$10,596,000	$5,949,000	$4,950,000	$21,495,000	$5,678,000	$27,173,000
Stock-based compensation expense	4,000	-	323,000	-	323,000	-	323,000
Restricted stock awards	162,000	-	-	-	-	-	-
Warrants and options exercised	76,000	115,000	-	-	115,000	-	115,000
Cash distributions to non-controlling interests	-	-	-	-	-	(666,000)	(666,000)
Net income	-	-	-	1,923,000	1,923,000	1,017,000	2,940,000
Balances at December 31, 2017	5,710,000	$10,711,000	$6,272,000	$6,873,000	$23,856,000	$6,029,000	$29,885,000
Stock-based compensation expense	4,000	-	223,000	-	223,000	-	223,000
Cash distributions to non-controlling interests	-	-	-	-	-	(690,000)	(690,000)
Net income	-	-	-	1,023,000	1,023,000	607,000	1,630,000
Balances at December 31, 2018	5,714,000	$10,711,000	$6,495,000	$7,896,000	$25,102,000	$5,946,000	$31,048,000

See accompanying notes

American Shared Hospital Services
Consolidated Statements of Cash Flows

	YEARS ENDED DECEMBER 31,
	2018	2017	2016

OPERATING ACTIVITIES
Net income	$1,630,000	$2,940,000	$2,250,000
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	6,818,000	6,677,000	6,327,000
Loss on disposal of assets	-	15,000	-
Loss on early extinguishment of debt	-	-	108,000
Loss on write down investment in equity securities	-	579,000	-
Amortization of accrued interest on lease financing	-	80,000	-
Deferred income tax expense (benefit)	48,000	(1,266,000)	772,000
Accrued interest on lease financing	39,000	33,000	414,000
Stock-based compensation expense	223,000	323,000	215,000
Other non-cash items	-	-	4,000
Changes in operating assets and liabilities:
Receivables	(420,000)	(860,000)	(1,230,000)
Prepaid expenses and other assets	(231,000)	(793,000)	(283,000)
Accounts payable, accrued liabilities and deferred revenue	115,000	125,000	(199,000)
Net insurance proceeds receivable	(160,000)	-	-
Net cash from operating activities	8,062,000	7,853,000	8,378,000
INVESTING ACTIVITIES
Payment for purchase of property and equipment	(1,577,000)	(803,000)	(1,042,000)
Proceeds from insurance	51,000	-	-
Proceeds from sale of equipment	-	150,000	-
Net cash (used in) investing activities	(1,526,000)	(653,000)	(1,042,000)
FINANCING ACTIVITIES
Principal payments on long-term debt	(2,467,000)	(2,314,000)	(2,968,000)
Principal payments on capital leases	(4,089,000)	(4,954,000)	(4,171,000)
Capital contributions from non-controlling interests	-	-	7,000
Distributions to non-controlling interests	(690,000)	(666,000)	(699,000)
Proceeds from warrants and options exercised	-	115,000	220,000
Proceeds from capital lease financing for reimbursement of payments for acquisition of equipment	-	-	1,137,000
Net cash (used in) financing activities	(7,246,000)	(7,819,000)	(6,474,000)
Net change in cash and cash equivalents	(710,000)	(619,000)	862,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of year	2,502,000	3,121,000	2,259,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of year	$1,792,000	$2,502,000	$3,121,000

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$1,727,000	$1,712,000	$2,150,000
Cash paid for income taxes	$459,000	$126,000	$266,000

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of equipment with capital lease financing	$1,679,000	$2,153,000	$8,878,000
Acquisition of equipment with long-term debt financing	$1,853,000	$992,000	$570,000
Insurance proceeds receivable and due	$977,000	$-	$-

See accompanying notes

American Shared Hospital Services
Notes to Consolidated Financial Statements

Note 1 – Business and Basis of Presentation

Business – These consolidated financial statements include the accounts of American Shared Hospital Services (the “Company”) and its subsidiaries as follows: The Company wholly-owns the subsidiaries American Shared Radiosurgery Services (“ASRS”) , PBRT Orlando, LLC (“Orlando”), OR21, Inc., and MedLeader.com, Inc. (“MedLeader”). The Company is also the majority owner of Long Beach Equipment, LLC (“LBE”). ASRS is the majority-owner of GK Financing, LLC (“GKF”) which wholly-owns the subsidiary Instituto de Gamma Knife del Pacifico S.A.C. (“GKPeru”). GKF is also the majority-owner of the subsidiaries Albuquerque GK Equipment, LLC (“AGKE”), and Jacksonville GK Equipment, LLC (“JGKE”).

The Company (through ASRS) and Elekta AB, the manufacturer of the Gamma Knife (through its wholly-owned United States subsidiary, GKV Investments, Inc.), entered into an operating agreement and formed GK Financing, LLC. During 2018 GKF provided Gamma Knife units to sixteen medical centers in the United States in the states of Arkansas, California, Florida, Illinois, Massachusetts, Mississippi, Nebraska, Nevada, New Jersey, New Mexico, New York, Ohio, Oregon, Tennessee, and Texas. GKF also owns and operates a single-unit Gamma Knife facility in Lima, Peru.

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

The Company formed the subsidiaries GKPeru and GK Financing U.K., Limited (“GKUK”) for the purposes of expanding its business internationally into Peru and the United Kingdom, respectively; Orlando and LBE to provide proton beam therapy equipment and services in Orlando, Florida and Long Beach, California; and AGKE and JGKE to provide Gamma Knife equipment and services in Albuquerque, New Mexico and Jacksonville, Florida, respectively. AGKE began operations in the second quarter of 2011 and JGKE began operations in the fourth quarter of 2011. Orlando treated its first patient in April 2016. GKPeru treated its first patient in July 2017. LBE is not expected to generate revenue within the next two years. GKUK was dissolved in November 2018.

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

Note 2 – Accounting Policies

Use of estimates in the preparation of financial statements – In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates reflected in the Company’s consolidated financial statements include the estimated useful lives of fixed assets and its salvage values, revenues and costs of sales for turn-key and revenue sharing arrangements.  Actual results could differ from those estimates.

Advertising costs – The Company expenses advertising costs as incurred. Advertising costs were $113,000, $140,000, and $279,000 during the years ended December 31, 2018, 2017 and 2016, respectively. Advertising costs are recorded in other direct operating costs and sales and administrative costs in the consolidated statements of operations.

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

Business and credit risk – The Company maintains its cash balances, which exceed federally insured limits, in financial institutions. The Company believes it is not exposed to any significant credit risk on cash, cash equivalents. The Company monitors the financial condition of the financial institutions it uses on a regular basis.

All of the Company’s revenue was provided by eighteen, twenty, and eighteen customers in 2018, 2017, and, 2016, respectively. One customer accounted for approximately 26%, 21%, and 10% of the Company’s total revenue in 2018, 2017, and, 2016, respectively. At December 31, 2018 and 2017, three customers each individually accounted for more than 10% of total accounts receivable, respectively. The Company performs credit evaluations of its customers and generally does not require collateral. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in any particular geographic area.

All of the Company’s radiosurgery devices have been purchased through Elekta, to date. However, there are other manufacturers that also make radiosurgery devices.

Accounts receivable and doubtful accounts – Accounts receivable are recorded at net realizable value. An allowance for doubtful accounts is estimated based on historical collections plus an allowance for probable losses. Receivables are considered past due based on contractual terms and are charged off in the period that they are deemed uncollectible. Recoveries of receivables previously charged off are offset against bad debt expense when received.

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

Depreciation for PBRT and related equipment is determined using the modified units of production method, which is a function of both time and usage of the equipment. This depreciation method allocates costs considering the projected volume of usage through the useful life of the PBRT unit, which has been estimated at 20 years. The estimated useful life of the PBRT unit is consistent with the estimated economic life of 20 years.

The Company capitalizes interest incurred on property and equipment that is under construction, for which deposits or progress payments have been made. When a rate is not readily available, imputed interest is calculated using the Company’s incremental borrowing rate. The interest capitalized for property and equipment is the portion of interest cost incurred during the acquisition periods that could have been avoided if expenditures for the equipment had not been made. The Company capitalized interest of $115,000, $138,000, and $443,000 in 2018, 2017, and, 2016, respectively, as costs of medical equipment.

American Shared Hospital Services

Notes to Consolidated Financial Statements

Note 2 – Accounting Policies (continued)

The Company leases Gamma Knife and radiation therapy equipment to its customers under arrangements typically accounted for as operating leases. At December 31, 2018, the Company held equipment under operating lease contracts with customers with an original cost of $94,031,000 and accumulated depreciation of $53,716,000. At December 31, 2017, the Company held equipment under operating lease contracts with customers with an original cost of $95,923,000 and accumulated depreciation of $51,403,000.

In April 2017, an existing customer exercised their option to purchase the Gamma Knife unit at its hospital at the end of the lease term for a predetermined purchase price, pursuant to the lease agreement. The lease terminated in April 2017, at which time, the unit was depreciated to the purchase price of the sale. Based on the guidance provided in Accounting Standards Codification (“ASC”) 360 Property, Plant and Equipment (“ASC 360”), the Company did not classify or measure the asset as held for sale prior to the lease termination, because the Gamma Knife unit was not available for immediate sale.

During the year ended December 31, 2018, the Company recorded a receivable of $1,137,000 for insurance coverage related to damage that was incurred on the Company’s PBRT unit. The Company contracted with Mevion Medical Systems, Inc. (“Mevion”), formerly Still River Systems, to repair the damaged unit and incurred repair costs of approximately $977,000, which is included in the Company’s consolidated balance sheet for the year ended December 31, 2018. The Company recorded $185,000 of income from its business interruption insurance for the period the PBRT unit was down undergoing repair. All insurance proceeds and related costs were received and paid subsequent to year-end.

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

American Shared Hospital Services

Notes to Consolidated Financial Statements

Note 2 – Accounting Policies (continued)

The estimated fair value of the Company’s assets and liabilities as of December 31, 2018 and 2017 were as follows (in thousands):

	Level 1	Level 2	Level 3	Total	Carrying Value
December 31, 2018
Assets:
Cash, cash equivalents, restricted cash	$1,792	$-	$-	$1,792	$1,792
Total	$1,792	$-	$-	$1,792	$1,792

Liabilities
Debt obligations	$-	$-	$5,431	$5,431	$5,451
Total	$-	$-	$5,431	$5,431	$5,451

December 31, 2017
Assets:
Cash, cash equivalents, restricted cash	$2,502	$-	$-	$2,502	$2,502
Total	$2,502	$-	$-	$2,502	$2,502

Liabilities
Debt obligations	$-	$-	$6,082	$6,082	$6,057
Total	$-	$-	$6,082	$6,082	$6,057

Revenue recognition - The Company recognizes revenues under ASC 840 Leases (“ASC 840”) and ASC 606 Revenue from Contracts with Customers (“ASC 606)”.

Rental income from medical services – The Company recognizes revenues under ASC 840 when services have been rendered and collectability is reasonably assured, on either a fee per use or revenue sharing basis. The terms of the contracts do not contain any guaranteed minimum payments. The Company’s contracts are typically for a ten year term and are classified as either fee per use or retail. Retail arrangements are further classified as either turn-key or revenue sharing. Revenues from fee per use contracts is determined by each hospital’s contracted rate. Revenues are recognized at the time the procedures are performed, based on each hospital’s contracted rate and the number of procedures performed. Under revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital. The amount the Company expects to receive is recorded as revenue and estimated based on historical experience. Revenue estimates are reviewed periodically and adjusted as necessary. Under turn-key arrangements, the Company receives payment from the hospital in the amount of its reimbursement from third party payors, and the Company is responsible for paying all the operating costs of the equipment. Operating costs are determined primarily based on historical treatment protocols and cost schedules with the hospital. The Company records an estimate of operating costs which are reviewed on a regular basis and adjusted as necessary to more accurately reflect the actual operating costs. For turn-key sites, the Company also shares a percentage of net operating profit. The Company records an estimate of net operating profit based on estimated revenues, less estimated operating costs. The operating costs and estimated net operating profit are recorded as other direct operating costs in the consolidated statement of operations. For the year ended December 31, 2018, the Company recognized revenues of approximately $18,987,000 under ASC 840.

Patient income – The Company has a stand-alone facility in Lima, Peru, where a contract exists between GKPeru and the individual patient treated at the facility. Under ASC 606, the Company acts as the principal in this transaction and provides, at a point in time, a single performance obligation, in the form of a Gamma Knife treatment. Revenue related to a Gamma Knife treatment is recognized on a gross basis at the time when the patient receives treatment. There is no variable consideration present in the Company’s performance obligation and the transaction price is agreed upon per the stated contractual rate. Payment terms are typically prepaid for self-pay patients and insurance provider payments are paid net 30 days. The Company did not capitalize any incremental costs related to the fulfillment of its customer contracts. The Company adopted ASC 606 as of January 1, 2018 using the modified retrospective method. The cumulative effect of adopting ASC 606 did not have a material impact on retained earnings as reported by the Company, and there was no change to the Company’s IT environment following adoption. Accounts receivable earned by GKPeru were not significant for the year ended December 31, 2018. For the year ended December 31, 2018, the Company recognized revenues of approximately $727,000 under ASC 606.

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

The Company accounts for uncertainty in income taxes as required by the provisions of ASC 740 Income taxes (“ASC 740”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires the Company to determine the probability of various possible outcomes. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments and may not accurately anticipate actual outcomes.

See Note 7 for further discussion on income taxes.

Functional currency – Based on guidance provided in accordance with ASC 830, Foreign Currency Matters (“ASC 830”), the Company analyzes its operations outside the United States to determine the functional currency of each operation. Management has determined that these operations are initially accounted for in U.S. dollars since the primary transactions incurred are in U.S. dollars and the Company provides significant funding towards the startup of the operation. When Management determines that an operation has become predominantly self-sufficient, the Company will change its accounting for the operation to the local currency from the U.S. dollar. The Company analyzed it’s Gamma Knife site in Peru under ASC 830 as of December 31, 2018 and concluded the functional currency was the U.S. dollar. As facts and circumstances change, the Company will revisit this conclusion.

Asset Retirement Obligations – Based on the guidance provided in ASC 410 Asset Retirement Obligations (“ASC 410”), the Company analyzed its existing lease agreements and determined an asset retirement obligation (“ARO”) exists to remove the respective units at the end of the lease terms. The fair value of the ARO liability is not reasonable to estimate at this time, due to uncertainties about timing, cost and, outcome of the ARO, therefore no liability has been recorded as of December 31, 2018. The Company will re-evaluate this position on a periodic basis when facts and circumstances change that could affect this conclusion.

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

The following table illustrates the computations of basic and diluted earnings per share for the years ended December 31, 2018, 2017 and 2016.

	2018	2017	2016

Numerator for basic and diluted earnings per share	$1,023,000	$1,923,000	$930,000
Denominator:
Denominator for basic and diluted earnings per share – weighted-average shares	5,836,000	5,754,000	5,570,000
Effect of dilutive securities Employee stock options and restricted stock	17,000	130,000	13,000
Denominator for diluted earnings per share – adjusted weighted-average shares	5,853,000	5,884,000	5,583,000
Earnings per common share- basic	$0.18	$0.33	$0.17
Earnings per common share- diluted	$0.17	$0.33	$0.17

In 2018, options outstanding to purchase 519,000 shares of common stock at an exercise price range of $2.82 - $3.90 per share and 4,000 restricted stock units were not included in the calculation of diluted earnings per share because they would be anti-dilutive.

American Shared Hospital Services

Notes to Consolidated Financial Statements

Note 2 – Accounting Policies (continued)

In 2017, options outstanding to purchase 14,000 shares of common stock at an exercise price of $3.90 per share and 4,000 restricted stock units were not included in the calculation of diluted earnings per share because they would be anti-dilutive.

In 2016, options outstanding to purchase 581,000 shares of common stock at an exercise price range of $2.43 - $3.15 per share and 4,000 restricted stock units were not included in the calculation of diluted earnings per share because they would be anti-dilutive.

Business segment information - Based on the guidance provided in accordance with ASC 280 Segment Reporting (“ASC 280”), the Company has analyzed its subsidiaries which are all in the business of leasing radiosurgery and radiation therapy equipment to healthcare providers, and concluded there is one reportable segment, Medical Services Revenue. The Company provides Gamma Knife, PBRT, and IGRT equipment to sixteen hospitals in the United States and owns and operates a single-unit facility in Lima, Peru as of December 31, 2018. These seventeen locations operate under different subsidiaries of the Company, but offer the same service, radiosurgery and radiation therapy. The operating results of the subsidiaries are reviewed by the Company’s Chief Executive Officer and Chief Financial Officer, who are also deemed the Company’s Chief Operating Decision Makers (“CODMs”) and this is done in conjunction with all of the subsidiaries and locations.

Geographical information – The Company did not have any international operations as of December 31, 2016, but the Company’s single-unit facility in Peru treated its first patient in July 2017. The following table provides a break out of domestic and foreign allocations of medical services revenues and net property and equipment:

	2018	2017	2016

Medical services revenues
Domestic	96%	99%	100%
Foreign	4%	1%	0%
Total	100%	100%	100%

	2018	2017	2016
Property and equipment, net
Domestic	93%	93%	93%
Foreign	7%	7%	7%
Total	100%	100%	100%

Long lived asset impairment – The Company assesses the recoverability of its long-lived assets when events or changes in circumstances indicate their carrying value may not be recoverable. Such events or changes in circumstances may include: a significant adverse change in the extent or manner in which a long-lived asset is being used, significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company assesses recoverability of a long-lived asset by determining whether the carrying value of the asset group can be recovered through projected undiscounted cash flows over their remaining lives. If the carrying value of the asset group exceeds the forecasted undiscounted cash flows, an impairment loss is recognized, measured as the amount by which the carrying amount exceeds estimated fair value. An impairment loss is charged to the consolidated statement of operations in the period in which management determines such impairment. No such impairment has been noted as of December 31, 2018 and 2017.

American Shared Hospital Services

Notes to Consolidated Financial Statements

Note 2 – Accounting Policies (continued)

Accounting pronouncement issued and not yet adopted – In February 2016, the FASB issued ASU No. 2016-02 Leases (“ASU 2016-02”) which requires lessees to recognize, for all leases, at the commencement date, a lease liability, and a right-of-use asset. Under the new guidance, lessor classification criteria for direct financing and sales-type leases is modified. In July 2018, the FASB issued ASU No. 2018-10 Leases (Topic 842) Codification Improvements to Topic 842, Leases (“ASU 2018-10”) and ASU No. 2018-11 Leases (Topic 842) Targeted Improvements (“ASU 2018-11”), in December 2018 the FASB issued ASU No. 2018-20 Leases (Topic 842) Narrow-Scope Improvements (“ASU 2018-20”), and in February 2019 the FASB issued ASU No. 2019-01 Leases (Topic 842) Codification Improvements (“ASU 2019-01”). ASU 2018-11 provides a new transition method in which an entity can initially apply the new lease standards at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This standard is effective for annual periods beginning after December 15, 2018. The new guidance is effective for the Company on January 1, 2019. The Company is evaluating the effect that the ASUs (2016-02, 2018-10, 2018-11, 2018-20, and 2019-01) will have on its consolidated financial statements and related disclosures. Using the modified retrospective transition method, the Company will elect to initially apply the ASUs beginning January 1, 2019 and intends to elect certain other practical expedients upon adoption. The Company performed an analysis to determine if its revenue agreements with customers fall under the scope of ASU 2016-02 or ASU 2014-09 and concluded that, other than with respect to the Company’s stand-alone facility in Lima, Peru, ASU 2016-02 applied. The Company expects adoption of the ASUs will result in the recognition of lease liabilities and right-of-use assets of approximately $1.0M for its operating leases at January 1, 2019, with no initial material impact to its consolidated statements of operations.

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

Note 3 – Property and Equipment

Property and equipment consists of the following:

	DECEMBER 31,
	2018	2017

Medical equipment and facilities	$94,031,000	$95,923,000
Office equipment	589,000	576,000
Deposits and construction in progress	3,832,000	1,658,000
Deposits towards purchase of proton beam systems	2,250,000	2,000,000
	100,702,000	100,157,000
Accumulated depreciation	(54,008,000)	(51,666,000)
Net property and equipment	$46,694,000	$48,491,000

The Company has equipment that is secured under capitalized leases, which is included in Medical equipment and facilities, with a total cost of $46,559,000 and associated accumulated depreciation of $20,292,000 as of December 31, 2018 and a total cost of $44,758,000 and associated accumulated depreciation of $16,777,000 as of December 31, 2017. As of December 31, 2018, the Company has one idle Gamma Knife unit with a cumulative net book value of $729,000. There are currently no commitments to place into service or trade in this unit during 2019.

As of December 31, 2018, the Company has $3,832,000 in construction in progress. The construction in progress consists of costs associated with the Company’s new Gamma Knife site, which began treating patients in January 2019, deposits payments made for two Cobalt-60 reloads, capitalized and imputed interest, and other costs associated with on-going projects of the Company.

American Shared Hospital Services

Notes to Consolidated Financial Statements

Note 3 – Property and Equipment (continued)

As of December 31, 2018, the Company has $2,250,000 in deposits toward the purchase of two MEVION S250i PBRT systems from Mevion. The Company has a commitment for the remaining balance for each system. The Company’s first MEVION S250 treated its first patient in April 2016. The Company has entered into a partnership agreement (LBE) with a radiation oncology physician group, which has contributed $400,000 towards the deposits on the third machine. The Company currently does not have customer contracts for the second and third units. The Company reviews the carrying value of these deposits for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value may not be recoverable. The Company has reviewed the deposits, in light of available information, as of December 31, 2018 and has not identified any impairment. See Note 11-Commitments and Contingencies for additional discussion on purchase commitments.

Note 4 – Investment in Equity Securities

As of December 31, 2018 and 2017 the Company had a $0 investment in the common stock of Mevion. The Company previously accounted for this investment under the cost method. The Company previously carried its investment in Mevion at cost and reviewed it for impairment on a quarterly basis, or as events or circumstances might have indicated that the carrying value of the investment may not be recoverable.

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

During the year ended December 31, 2017, the Company reviewed its investment in Mevion and determined the fair value of its investment was $0. Based on the Company’s assessment of its investment in Mevion, the Company recognized an impairment loss for the year then ended December 31, 2017 of $579,000. During 2018, Mevion entered into a merger transaction with Mevion Medical Technology Group Limited, and the Company’s common shares in Mevion were cancelled.

Note 5 – Long-Term Debt

Long-term debt consists primarily of seven notes with three financing companies collateralized by the Gamma Knife equipment having an aggregate net book value of $13,016,000, the individual customer contracts and related accounts receivable at December 31, 2018. These notes are payable in 36 to 84 fully amortizing monthly installments, mature between December 2019 and March 2026, and are collateralized by the respective Gamma Knife units. The notes accrue interest at fixed annual rates between 4.96% and 6.90%.

American Shared Hospital Services

Notes to Consolidated Financial Statements

Note 5 – Long-Term Debt (continued)

The following are contractual maturities of long-term debt by year at December 31, 2018:

Year ending December 31,	Principal	Interest
2019	$2,119,000	$276,000
2020	1,378,000	163,000
2021	712,000	100,000
2022	263,000	71,000
2023	280,000	54,000
Thereafter	699,000	53,000
	$5,451,000	$717,000

Note 6 – Obligations Under Capital Leases

The Company has eleven capital lease obligations with three financing companies, collateralized by Gamma Knife and PBRT equipment having an aggregate net book value of $26,267,000, the individual customer contracts and related accounts receivable at December 31, 2018. These obligations have imputed interest rates ranging between 4.73% and 13.00%, are payable in 44 to 84 monthly installments, and mature between July 2019 and October 2024. As of December 31, 2017, the Company had twelve capital lease obligations with four financing companies, collateralized by Gamma Knife and PBRT equipment having an aggregate net book value of $27,981,000. At the end of each lease term, the Company has a bargain purchase option to purchase the equipment.

Future minimum lease payments, together with the present value of the net minimum lease payments under capital leases at December 31, 2018, are summarized as follows:

Net Present Value
of Minimum
Lease Payments
Year ending December 31,
2019	$5,524,000
2020	4,017,000
2021	5,992,000
2022	970,000
2023	524,000
Thereafter	308,000
Total capital lease payments	17,335,000
Less imputed interest	2,620,000
14,715,000
Less current portion	4,407,000
$10,308,000

American Shared Hospital Services

Notes to Consolidated Financial Statements

Note 7 – Income Taxes

As of December 31, 2018, 2017 and 2016 the Company recorded income tax provision expense of $451,000, an income tax provision benefit of $1,103,000, and income tax provision expense of $943,000, respectively. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code that affect fiscal 2017, including, but not limited to requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years. The Tax Act also establishes new tax laws that will affect 2018 and later years, including, but not limited to, a reduction of the U.S. federal corporate tax rate from 34% to 21%, a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, net operating loss deduction limitations, a base erosion, anti-tax abuse tax and a deduction for foreign-derived intangible income and a new provision designed to tax global intangible low-taxed income. As a result of the Tax Act, the Company revalued its federal and state deferred tax liabilities based on a 21% tax rate as opposed to a 34% tax rate. The net effect of this change on the Company’s income tax provision for the year ended December 31, 2017 was a tax benefit of $1,546,000.

The increase in the Company’s provision for income taxes as of December 31, 2018 and December 31, 2016 is due to income from the PBRT system and operations of the Company’s subsidiaries. The income tax provision benefit recognized as of December 31, 2017 was due to the Tax Act.

The components of the provision for income taxes as of December 31, 2018, 2017 and 2016 consist of the following:

	YEARS ENDED DECEMBER 31,
	2018	2017	2016
Current:
Federal	$13,000	$55,000	$24,000
State	389,000	109,000	146,000
Total current	402,000	164,000	170,000

Deferred:
Federal	259,000	(1,335,000)	680,000
State	(210,000)	68,000	93,000
Total deferred	49,000	(1,267,000)	773,000

	$451,000	$(1,103,000)	$943,000

American Shared Hospital Services

Notes to Consolidated Financial Statements

Note 7 – Income Taxes (continued)

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2018 and 2017 are as follows:

	DECEMBER 31,
	2018	2017
Deferred tax liabilities:
Property and equipment	$(3,566,000)	$(5,009,000)

Total deferred tax liabilities	(3,566,000)	(5,009,000)

Deferred tax assets:
Net operating loss carryforwards	80,000	1,421,000
Accruals and allowances	275,000	157,000
Tax credits	194,000	438,000
Other – net	206,000	186,000
Capital loss carryover	948,000	959,000

Total deferred tax assets	1,703,000	3,161,000

Valuation allowance	(1,096,000)	(1,062,000)

Deferred tax assets net of valuation allowance	607,000	2,099,000

Net deferred tax liabilities	$(2,959,000)	$(2,910,000)

These amounts are presented in the financial statements as follows:

	DECEMBER 31,
	2018	2017

Deferred income taxes (non-current)	$(2,959,000)	$(2,910,000)
	$(2,959,000)	$(2,910,000)

The (benefit) provision for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (21% in 2018, and 34% in 2017 and 2016) to income before taxes as follows:

American Shared Hospital Services

Notes to Consolidated Financial Statements

Note 7 – Income Taxes (continued)

	YEARS ENDED DECEMBER 31,
	2018	2017	2016

Computed expected federal income tax	$313,000	$279,000	$637,000
State income taxes, net of federal benefit	125,000	28,000	169,000
Non-deductible expenses	(12,000)	41,000	42,000
Impact of US Tax Reform	-	(1,546,000)	-
Change in valuation allowance	34,000	180,000	25,000
Other	(9,000)	(85,000)	70,000

	$451,000	$(1,103,000)	$943,000

On December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code including, but not limited to, requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years (the "Transition Tax"), a reduction of the U.S. federal corporate tax rate from 34% to 21%, a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, net operating loss deduction limitations, a base erosion, anti-tax abuse tax (“BEAT”) and a deduction for foreign-derived intangible income (“FDII”) and a new provision designed to tax global intangible low-taxed income ("GILTI").

In December 2017, the SEC staff issued SAB No. 118 (“SAB 118”) which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740 Income taxes (“ASC 740”). In accordance with SAB 118 a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. Additional work is necessary for a more detailed analysis of our deferred tax assets and liabilities. Any subsequent adjustment to these amounts would be recorded to current tax expense in the quarter of 2018 when the analysis was complete. We included a provisional estimate in the financial statements for the period ended December 31, 2017, as our accounting for the Tax Act under ASC 740 was not completed. As of December 31, 2018, the Company completed its analysis of the income tax effects of the Tax Act and there was no material impact to the Company’s consolidated financial statements.

Beginning in 2018, the GILTI provisions in the Tax Act require us to include, in our U.S. income tax return, foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. Per guidance issued by the FASB, companies can either account for deferred taxes related to GILTI or treat tax arising from GILTI as a period cost. Both are acceptable methods subject to an accounting policy election. On December 31, 2018, we finalized our policy and have elected to use the period cost method for GILTI. In 2018, we did not incur any GILTI inclusion as our foreign subsidiaries generated losses.

The BEAT provisions in the Tax Act eliminate the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum base erosion anti-abuse tax if greater than regular tax. In 2018, our Company was not subject to BEAT as it did not meet the requirements to be subject to BEAT.

At December 31, 2018, the Company is expected to utilize the remainder of its net operating loss carryforward for federal income tax return purposes. The Company has net operating loss carryforwards for state income tax purposes of approximately $636,000 that begin to expire in 2029. The Company has net operating loss carryforwards for Peru and UK income tax purposes of approximately $444,000.

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

At December 31, 2018, the Company has a capital loss carryforward for federal income tax return purposes of approximately $3,873,000 which starts to expire in 2020. The Company has capital loss carryforwards for state income tax purposes of approximately $195,000 which starts to expire in 2020.

Due to uncertainty surrounding the realization of impairment losses, capital losses and foreign operating losses in future years, the Company has placed a valuation allowance against a portion of its net domestic and foreign deferred tax assets. The net valuation allowance increased by $34,000, and decreased $303,000, and $25,000 for the tax years ended December 31, 2018, 2017, and 2016, respectively.

The tax return years 2014 through 2017 remain open to examination by the major domestic taxing jurisdictions to which the Company is subject. The Company is currently under examination in New York State for tax years 2015 through 2017. The Company believes the examination will conclude with no material adjustments. Net operating losses generated on a tax return basis by the Company for calendar years 1999 through 2004, 2009, 2010, 2012, 2014, 2015, 2016, 2017, and 2018 remain open to examination by the major domestic taxing jurisdictions.

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

As of December 31, 2018, the unrecognized tax benefit was $87,000 which, if recognized, will not affect the annual effective tax rate as these unrecognized tax benefits would increase deferred tax assets which would be subject to a full valuation allowance. A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	YEARS ENDED DECEMBER 31,
	2018	2017	2016

Balance at beginning of year	$-	$-	$-

Additions based on tax positions of prior years	87,000	-	-

Balance at end of year	$87,000	$-	$-

The Company's policy for deducting interest and penalties is to treat interest as interest expense and penalties as taxes. As of December 31, 2018, the Company had no amount accrued for the payment of interest and penalties related to unrecognized tax benefits. The Company does not expect any material changes to our uncertain tax positions within the next 12 months.

Note 8 – Shareholders’ Equity

Incentive Compensation Plan

In June 2010 shareholders approved an amendment and restatement of the Company’s stock incentive plan, renaming it the Incentive Compensation Plan (the “Plan”), and among other things, increasing the number of shares of the Company’s common stock reserved for issuance under the Plan to 1,630,000. The Plan provides that the shares reserved under the Plan are available for issuance to officers of the Company, other key employees, non- employee directors, and advisors. The Plan is a successor to the Company’s previous plans, and any shares awarded and outstanding under those plans were transferred to the Plan. No further grants or share issuances will be made under the previous plans. On June 27, 2017, the Company’s shareholders approved an amendment and restatement of the Plan in order to extend the term of the Plan by two years to February 22, 2020. As of December 31, 2018, approximately 320,000 shares remain available for grant under the Plan.

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

Under the Plan, a total of 276,000 restricted stock units have been granted, consisting of 38,000 of annual automatic grants to non-employee directors and the corporate secretary, 228,000 of deferred retainer fees to non-employee members of the Board, and 10,000 grants issued in lieu of commission, to one employee of the Company. Of the total restricted stock units granted under the Plan 272,000 of them are fully vested but not yet deemed issued and outstanding as of December 31, 2018.

Changes in restricted stock units, consisting primarily of annual automatic grants and deferred compensation to non-employee directors, under the Incentive Compensation Plans during 2018 and 2017 are as follows:

	Restricted Stock Units	Grant Date Weighted- Average Fair Value	Intrinsic Value
Outstanding at January 1, 2017	4,000	$2.25	$-
Granted	22,000	$3.47	$-
Vested	(22,000)	$4.06	$-
Outstanding at December 31, 2017	4,000	$3.77	$-

Outstanding at January 1, 2018	4,000	$3.77	$-
Granted	35,000	$2.56	$-
Vested	(35,000)	$2.69	$-
Outstanding at December 31, 2018	4,000	$2.68	$-

For the year ended December 31, 2018, total compensation expense recorded in the consolidated statements of operations related to restricted stock units in lieu of retainer fees was $80,000. For the year ended December 31, 2018, total compensation expense recorded in the consolidated statements of income for annual restricted stock units awarded was $13,000, with an offsetting tax benefit of $3,000, as this expense is deductible for income tax purposes. As of December 31, 2018, there was $5,000 of total unrecognized compensation cost related to annual restricted stock units which is expected to be recognized over a period of .5 years. During 2018, 2017, and 2016 shares of restricted stock units totaling 4,000 each, respectively, with a fair value of approximately $11,000, $15,000 and $8,000, respectively, vested and became unrestricted.

American Shared Hospital Services

Notes to Consolidated Financial Statements

Note 8 – Shareholders’ Equity (continued)

On January 4, 2017, the Company entered into a Performance Share Award Agreement with three executive officers of the Company (the “Award Agreements”) for 161,766 restricted stock awards which vest upon the achievement of certain performance metrics. The Award Agreements expire on March 31, 2020. Based on the guidance in ASC 718 Stock Compensation (“ASC 718”), the Company concluded these were performance-based awards with vesting criteria tied to performance metrics. As of December 31, 2017, the Company achieved one of the certain performance metrics and recognized stock compensation expense of approximately $108,000 related to these awards. As of December 31, 2018 it is not probable that any of the remaining required metrics for vesting will be achieved. The unrecognized stock-based compensation expense for these awards was approximately $434,000 and unvested awards were approximately 129,000 as of December 31, 2018. If and when the Company determines that the remaining performance metrics’ achievement becomes probable, the Company will record a cumulative catch-up stock-based compensation amount and the remaining unrecognized amount will be recorded over the remaining requisite service period of the awards.

As of December 31, 2016, the Company had warrants outstanding representing the right to purchase 100,000 shares of the Company’s common stock at $2.20 per share. These warrants were issued with the Notes to four members of the Company’s Board of Directors. See Note 12 – Note, Warrant, & Common Stock Purchase Agreement for further discussion regarding these warrants. During the year ended December 31, 2017, 100,000 of the warrants were exercised. 50,000 of the 100,000 warrants were exercised via a cashless exercise resulting in the net issuance of approximately 25,000 shares. There are no warrants outstanding as of December 31, 2018 and 2017.

Changes in stock options outstanding under the Incentive Compensation Plans during 2018 and 2017 are as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
Options	of Options	Price	Term (Years)	Value

Balance at December 31, 2016	625,000	$2.85	4.25
Granted	27,000	$3.31	6.66
Exercised	(4,000)	$2.81	-
Forfeited	(33,000)	$2.82	-

Balance at December 31, 2017	615,000	$2.87	3.48	$22,000.00
Granted	16,000	$2.68	6.46
Forfeited	(18,000)	$3.15	-

Balance at December 31, 2018	613,000	$2.85	3.14	$-

Exercisable at December 31, 2017	395,000	$2.86	3.35	$-

Exercisable at December 31, 2018	488,000	$2.87	2.55	$-

The weighted average grant-date fair value of the options granted during the years 2018, 2017 and 2016 was $1.45, $1.50, and $0.97, respectively. There were no options exercised and accordingly, no total intrinsic value of options exercised during the year ended December 31, 2018. There were 4,000 options exercised during the year ended December 31, 2017. There were no options exercised and accordingly, no total intrinsic value of options exercised during the year ended December 31, 2016. Total stock-based compensation expense recognized for stock options for the years ended December 2018, 2017, and 2016 was $109,000, $144,000, and $139,000, respectively.

The Company received approximately $6,000 from the exercise of 2,000 options under share-based payment arrangements for the year ended December 31, 2017. There was no cash received from options exercised under any share-based payment arrangements for the years ended December 31, 2018 and 2016, and as a result, there was no actual tax benefit realized for tax deductions from option exercises in any of those years.

American Shared Hospital Services

Notes to Consolidated Financial Statements

Note 8 – Shareholders’ Equity (continued)

A summary of the status of the Company’s non-vested stock options as of December 31, 2018 and 2017, and changes during the years ended December 31, 2018 and 2017 is presented below:

		Weighted
		Average
	Number	Grant-Date
Nonvested Options	of Options	Fair Value

Nonvested at December 31, 2016	321,000	$1.18
Granted	27,000	$1.50
Vested	(117,000)	$1.20
Forfeited	(11,000)	$1.27

Nonvested at December 31, 2017	220,000	$1.20
Granted	16,000	$1.45
Vested	(111,000)	$1.22

Nonvested at December 31, 2018	125,000	$1.20

At December 31, 2018, there was approximately $138,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. This cost is expected to be recognized over a period of approximately five years.

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

The fair value of the Company’s option grants issued during 2018, 2017 and 2016 were estimated using assumptions for expected life, volatility, dividend yield, forfeiture rate, and risk-free interest rate which are specific to each award as summarized in the following table. The estimated fair value of the Company’s options is amortized over the period during which the optionee is required to provide service in exchange for the award, usually the vesting period.

The fair value of the Company’s option grants under the Plan in 2018, 2017 and 2016 was estimated using the following assumptions:

	2018	2017	2016

Expected life (years)	7.0	7.0	7.0
Expected forfeiture rate	0.0%	0.0%	0.0%
Expected volatility	50%	53%	53%
Dividend yield	0%	0%	0%
Risk-free interest rate	2.9%	2.0%	2.0%

Repurchase of Common Stock, Common Stock Warrants and Stock Options

In 1999 and 2001, the Board of Directors approved resolutions authorizing the Company to repurchase up to a total of 1,000,000 shares of its own stock on the open market, which the Board reaffirmed in 2008. There were no shares of the Company repurchased during 2018, 2017 or 2016. There are approximately 72,000 shares remaining under this repurchase authorization.

American Shared Hospital Services

Notes to Consolidated Financial Statements

Note 9 – Retirement Plan

The Company has a defined-contribution retirement plan (the “Retirement Plan”) that allows for a matching safe harbor contribution. For 2018, the Board of Directors elected to match participant deferred salary contributions up to a maximum of 4% of the participant’s annual compensation. Discretionary profit sharing contributions are allowed under the Retirement Plan in years that the Board does not elect a safe harbor match. The Company has accrued approximately $31,000 for the estimated safe harbor matching contribution for the year ended December 31, 2018. The Company contributed $29,000 and $27,000 to the Retirement Plan for the safe harbor match for the years ended December 31, 2017 and December 31, 2016.

Note 10 – Operating Leases

The Company leases office space and equipment under operating leases expiring at various dates through 2019 and 2023. On August 13, 2016, the Company entered into a 7 year operating lease for an office space located in San Francisco, CA. The Company also has a satellite office in Fairfield, CA with a lease expiration date in April 2020.

Future minimum payments under non-cancelable operating leases, net of expected sublease income, having initial terms of more than one year consisted of the following:

Year ending December 31,

2019	$275,000
2020	257,000
2021	252,000
2022	259,000
2023	165,000
Thereafter	-

$1,208,000

Payments for repair and maintenance agreements incorporated in operating lease agreements are not included in the future minimum operating lease payments shown above.

Net rent expense was $298,000, $308,000, and $307,000 for the years ended December 31, 2018, 2017 and 2016, respectively, and includes the above operating leases as well as month-to-month rental and certain executory costs.

Total rent expense was recognized net of sublease income of $0, $0, and $76,000 for the years ended December 31, 2018, 2017 and 2016, respectively. In 2013, the Company subleased a portion of its existing office space through the remainder of its lease term at a rate lower than its lease rate, resulting in a cumulative loss of $115,000. This loss was amortized against total rent expense over the term of the sublease and it is included in total rent expense for 2016.

Note 11 – Commitments and Contingencies

On December 20, 2018, the Company signed Second Amendments to two System Build Agreements (the “Amendments”) for the Company’s second and third Mevion PBRT units. The Company and Mevion have agreed to upgrade the second and third PBRT units for which the Company has purchase commitments. The Company is actively seeking sites for these units but, to date, has not entered into agreements with any party for either placement of a PBRT unit or the related financing. The Company projects that it will be required to commence delivery of the second and third PBRT units no later than 2023. In the event the Company is unable to enter into customer agreements within the requisite time frame or receive an extension from Mevion, the Company could forfeit its deposits.

As of December 31, 2018, the Company had commitments to purchase two MEVION S250i PBRT systems for $34,000,000 and the Company had $2,250,000 in non-refundable deposits toward the purchase of these two PBRT systems from Mevion. The non-refundable deposits are recorded in the Consolidated Balance Sheets as deposits and construction in progress.

American Shared Hospital Services

Notes to Consolidated Financial Statements

Note 11 – Commitments and Contingencies (continued)

As of December 31, 2018, the Company had commitments to perform three Cobalt-60 reloads at existing customer sites and purchase one LINAC system, to be placed at a new customer site in 2019. The Cobalt-60 reloads are scheduled to occur in 2019. Total Gamma Knife and LINAC commitments as of December 31, 2018 were $4,235,000. It is the Company’s intent to finance these commitments. There are no significant cash requirements, pending financing, for these commitments in the next 12 months. There can be no assurance that financing will be available for the Company’s current or future projects, or at terms that are acceptable to the Company.

On July 21, 2017, the Company entered into a Maintenance and Support Agreement (the “Mevion Service Agreement”) with Mevion, which provides for maintenance and support of the Company’s PBRT unit at Orlando Health. The Mevion Service Agreement began September 5, 2017 and renews annually. The agreement requires an annual prepayment of $1,285,000 which was made on August 6, 2018 for the current contractual period. This payment portion was recorded as a prepaid contract and will be amortized over the one-year service period. The Mevion Service Agreement is for a five (5) year period. On December 20, 2018, the Company signed a Second Amendment to the Mevion Service Agreement, where the Company agreed to increase the annual service payment by $250,000, effective for the second service year, and for each year thereafter, if a second Mevion PBRT unit is not placed at Orlando Health prior to September 2019. The Company has accrued the pro-rata portion of this additional maintenance expense for the year ended December 31, 2018.

As of December 31, 2018, the Company had commitments to service and maintain its Gamma Knife and PBRT equipment. The service commitments are carried out via contracts with Mevion and Elekta AB. The Company’s commitment to purchase a LINAC in 2019 includes a 9-year agreement to service the equipment. Total service commitments as of December 31, 2018 were $7,523,000. The Gamma Knife and certain other service contracts are paid monthly, as service is performed. The Company believes that cash flow from cash on hand and operations will be sufficient to cover these payments.

The Company estimates the following commitments for each of the equipment systems, with expected timing of payments as follows as of December 31, 2018:

	2019	Thereafter	Total

Proton Beam Units	$-	$34,000,000	$34,000,000

Gamma Knife & Linac Units	4,235,000	-	4,235,000

Service Contracts	1,664,000	5,859,000	7,523,000

Total Commitments	$5,899,000	$39,859,000	$45,758,000

Note 12 – Note, Warrant, & Common Stock Purchase Agreement with related parties

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

American Shared Hospital Services

Notes to Consolidated Financial Statements

Note 12 – Note, Warrant, & Common Stock Purchase Agreement (continued)

During the year ended December 31, 2016, the Company paid down the Notes. Based on the guidance provided in accordance with ASC 405 Extinguishment of Liabilities (“ASC 405”) and ASC 470 Debt Modifications and Extinguishments (“ASC 470”),the pay-down of the Notes is considered an extinguishment of debt and, as such, the difference between the net carrying amount of the Notes and the costs of extinguishment was recognized as a loss on the Company’s condensed consolidated statements of operations. During the year ended December 31, 2016, the Company recorded a loss on early extinguishment of debt of $108,000. The Notes were issued with common stock warrants with an estimated fair value of $145,000. The unamortized balance of the discount on the Notes, of $80,000, and deferred fees incurred from the issuance of the Note of approximately $28,000, were recorded as a loss on early extinguishment.

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

Note 13 –Related Party Transactions

The Company’s Gamma Knife business is operated through its 81% indirect interest in its GKF subsidiary. The remaining 19% of GKF is owned by a wholly owned U.S. subsidiary of Elekta, which is the manufacturer of the Gamma Knife. Since the Company purchases its Gamma Knife units from Elekta, there are significant related party transactions with Elekta such as equipment purchases, commitments to purchase equipment, deposits for such equipment purchases, and costs to maintain the equipment. The Company believes that all its transactions with Elekta are arm’s-length transactions. At December 31, 2018, the Company had commitments to purchase three Cobalt-60 reloads, as discussed in Note 11 – Commitments and Contingencies.

The Company purchased one MEVION S250 PBRT machine from Mevion, and has $2,250,000 in non-refundable deposits towards the purchase of two additional MEVION S250i machines. The Company also contracted with Mevion to repair the damaged PBRT unit and incurred repair costs of approximately $977,000, which is included in the Company’s consolidated balance sheet for the year ended December 31, 2018. The Company believes all of its transactions with Mevion were arm’s-length transactions. See Note 4 – Investment in Equity Securities for additional information.

