Form 10-Q
period 2019-06-30
AMERICAN SHARED HOSPITAL SERVICES
filed 2019-08-13
CIK 744825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________.
Commission file number 001-08789
________________________
American Shared Hospital Services
(Exact name of registrant as specified in its charter)

California	94-2918118
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Two Embarcadero Center, Suite 410, San Francisco, California (Address of Principal Executive Offices)	94111 (Zip Code)
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
Indicate by a check mark whether the registrant is a shell company ( as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
American Shared Hospital Services Common Stock, No Par Value	AMS	NYSE AMERICAN
As of August 8, 2019, there were outstanding 5,816,000 shares of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS	June 30, 2019	December 31, 2018
Current assets:
Cash and cash equivalents	$1,906,000	$1,442,000
Restricted cash	350,000	350,000
Accounts receivable, net of allowance for doubtful accounts of $100,000 at June 30, 2019 and $100,000 at December 31, 2018	6,565,000	5,502,000

Other receivables insurance proceeds	—	1,137,000
Other receivables	481,000	239,000
Prepaid expenses and other current assets	644,000	1,276,000

Total current assets	9,946,000	9,946,000

Property and equipment:
Medical equipment and facilities	90,600,000	94,031,000
Office equipment	573,000	589,000
Deposits and construction in progress	4,365,000	6,082,000
	95,538,000	100,702,000
Accumulated depreciation and amortization	(52,013,000)	(54,008,000)
Net property and equipment	43,525,000	46,694,000

Right of use assets	1,238,000	—

Other assets	858,000	862,000

Total assets	$55,567,000	$57,502,000

LIABILITIES AND SHAREHOLDERS' EQUITY	June 30, 2019	December 31, 2018
Current liabilities:
Accounts payable	$446,000	$435,000
Employee compensation and benefits	227,000	207,000
Other accrued liabilities	1,527,000	1,329,000
Other accrued liabilities insurance payable	—	977,000

Current portion of lease liabilities	267,000	—
Current portion of long-term debt	1,981,000	2,119,000
Current portion of obligations under capital leases	4,149,000	4,407,000

Total current liabilities	8,597,000	9,474,000

Long-term lease liabilities, less current portion	971,000	—
Long-term debt, less current portion	2,502,000	3,332,000
Long-term capital leases, less current portion	8,456,000	10,308,000
Deferred revenue, less current portion	329,000	382,000

Deferred income taxes	2,958,000	2,958,000

Shareholders' equity:
Common stock, no par value (10,000,000 authorized; 5,816,000 and 5,714,000 shares issued and outstanding at June 30, 2019 and at December 31, 2018)	10,711,000	10,711,000

Additional paid-in capital	6,603,000	6,495,000
Retained earnings	8,197,000	7,896,000
Total equity-American Shared Hospital Services	25,511,000	25,102,000
Non-controlling interest in subsidiary	6,243,000	5,946,000
Total shareholders' equity	31,754,000	31,048,000

Total liabilities and shareholders' equity	$55,567,000	$57,502,000
See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2019	2018	2019	2018

Revenues	$5,197,000	$5,169,000	$10,518,000	$10,474,000

Costs of revenue:

Maintenance and supplies	652,000	627,000	1,320,000	1,253,000

Depreciation and amortization	2,008,000	1,664,000	3,902,000	3,321,000

Other direct operating costs	808,000	797,000	1,630,000	1,613,000

	3,468,000	3,088,000	6,852,000	6,187,000

Gross Margin	1,729,000	2,081,000	3,666,000	4,287,000

Selling and administrative expense	1,081,000	1,032,000	2,136,000	2,017,000

Interest expense	346,000	406,000	713,000	831,000

Operating income	302,000	643,000	817,000	1,439,000

Proceeds received from investment in equity securities	—	22,000	—	22,000

Interest and other income	4,000	4,000	8,000	9,000

Income before income taxes	306,000	669,000	825,000	1,470,000

Income tax expense	27,000	169,000	151,000	319,000

Net income	279,000	500,000	674,000	1,151,000
Less: Net income attributable to non-controlling interest	(248,000)	(213,000)	(373,000)	(474,000)

Net income attributable to American Shared Hospital Services	$31,000	$287,000	$301,000	$677,000

Net income per share:

Earnings per common share - basic	$0.01	$0.05	$0.05	$0.12

Earnings per common share - diluted	$0.01	$0.05	$0.05	$0.12

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

	FOR THE THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 2019 AND 2018
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Sub-Total ASHS	Non-controlling Interests in Subsidiaries	Total

Balances at January 1, 2019	5,714,000	$10,711,000	$6,495,000	$7,896,000	$25,102,000	$5,946,000	$31,048,000

Stock-based compensation expense	—	—	55,000	—	55,000	—	55,000

Cash distributions to non-controlling interests	—	—	—	—	—	(19,000)	(19,000)

Net income	—	—	—	270,000	270,000	125,000	395,000

Balances at March 31, 2019	5,714,000	10,711,000	6,550,000	8,166,000	25,427,000	6,052,000	31,479,000

Stock-based compensation expense	102,000	—	53,000	—	53,000	—	53,000

Cash distributions to non-controlling interests	—	—	—	—	—	(57,000)	(57,000)

Net income	—	—	—	31,000	31,000	248,000	279,000

Balances at June 30, 2019	5,816,000	$10,711,000	$6,603,000	$8,197,000	$25,511,000	$6,243,000	$31,754,000

Balances at January 1, 2018	5,710,000	$10,711,000	$6,272,000	$6,873,000	$23,856,000	$6,029,000	$29,885,000

Stock-based compensation expense	—	—	55,000	—	55,000	—	55,000

Net income	—	—	—	390,000	390,000	261,000	651,000

Balances at March 31, 2018	5,710,000	10,711,000	6,327,000	7,263,000	24,301,000	6,290,000	30,591,000

Stock-based compensation expense	4,000	—	57,000	—	57,000	—	57,000

Cash distributions to non-controlling interests	—	—	—	—	—	(77,000)	(77,000)

Net income	—	—	—	287,000	287,000	213,000	500,000

Balances at June 30, 2018	5,714,000	$10,711,000	$6,384,000	$7,550,000	$24,645,000	$6,426,000	$31,071,000
See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months ended June 30,
	2019	2018
Operating activities:
Net income	$674,000	$1,151,000

Adjustments to reconcile net income to net cash from operating activities:

Depreciation and amortization	3,933,000	3,364,000

Non cash lease expense	124,000

Deferred income tax	—	229,000

Stock-based compensation expense	108,000	112,000

Net accrued interest on lease financing	9,000	7,000

Interest expense associated with lease liabilities	40,000	—

Changes in operating assets and liabilities:

Receivables	(1,305,000)	77,000

Prepaid expenses and other assets	618,000	481,000

Customer deposits/deferred revenue	(48,000)	(58,000)

Lease liability	(164,000)	—

Accounts payable and accrued liabilities	224,000	191,000

Net cash provided by operating activities	4,213,000	5,554,000

Investing activities:
Payment for purchase of property and equipment	(746,000)	(792,000)

Proceeds from insurance	160,000	—

Net cash used in investing activities	(586,000)	(792,000)

Financing activities:
Principal payments on long-term debt	(977,000)	(1,278,000)

Principal payments on capital leases	(2,110,000)	(2,066,000)

Distributions to non-controlling interests	(76,000)	(77,000)

Net cash used in financing activities	(3,163,000)	(3,421,000)

Net change in cash, cash equivalents, and restricted cash	464,000	1,341,000

Cash, cash equivalents, and restricted cash at beginning of period	1,792,000	2,502,000

Cash, cash equivalents, and restricted cash at end of period	$2,256,000	$3,843,000

Supplemental cash flow disclosure:
Cash paid during the period for:

Interest	$713,000	$831,000

Income taxes paid	$384,000	$88,000

Schedule of non-cash investing and financing activities
Right of use assets and lease liabilities	$1,362,000	$—

Interest capitalized to property and equipment	$54,000	$53,000

Acquisition of equipment with capital lease financing	$—	$1,679,000
See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for the fair presentation of American Shared Hospital Services’ consolidated financial position as of June 30, 2019, the results of its operations for the three and six-month periods ended June 30, 2019 and 2018, and the cash flows for the three and six-month periods ended June 30, 2019 and 2018. The results of operations for the three and six-months ended June 30, 2019 are not necessarily indicative of results on an annualized basis. Consolidated balance sheet amounts as of December 31, 2018 have been derived from audited consolidated financial statements.
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
The Company (through ASRS) and Elekta AB, the manufacturer of the Gamma Knife (through its wholly-owned United States subsidiary, GKV Investments, Inc.), entered into an operating agreement and formed GKF. As of June 30, 2019, GKF provided Gamma Knife units to fifteen medical centers in the United States in the states of Arkansas, California, Florida, Illinois, Indiana, Massachusetts, Mississippi, Nebraska, New Mexico, New York, Ohio, Oregon, Tennessee, and Texas. GKF also owns and operates a single-unit Gamma Knife facility in Lima, Peru.
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

Accounting Pronouncements Issued and Adopted
Based on the guidance provided in accordance with Accounting Standards Codification (“ASC”) 280 Segment Reporting (“ASC 280”), the Company has analyzed its subsidiaries which are all in the business of leasing radiosurgery and radiation therapy equipment to healthcare providers, and concluded there is one reportable segment, Medical Services Revenue. The Company provides Gamma Knife, PBRT, and IGRT equipment to sixteen hospitals in the United States and owns and operates a single-unit facility in Lima, Peru as of June 30, 2019. These seventeen locations operate under different subsidiaries of the Company but offer the same services: radiosurgery and radiation therapy. The operating results of the subsidiaries are reviewed by the Company’s Chief Executive Officer and Chief Financial Officer, who are also deemed the Company’s Chief Operating Decision Makers (“CODMs”) and this is done in conjunction with all of the subsidiaries and locations.
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

The following table summarizes property and equipment as of June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018

Medical equipment and facilities	$90,600,000	$94,031,000
Office equipment	573,000	589,000
Deposits and construction in progress	2,115,000	3,832,000
Deposits towards purchase of proton beam systems	2,250,000	2,250,000

	95,538,000	100,702,000
Accumulated depreciation	(52,013,000)	(54,008,000)

Net property and equipment	$43,525,000	$46,694,000
As of June 30, 2019, the Company has one idle Gamma Knife unit with a cumulative net book value of $729,000. There are currently no commitments to place into service or trade in this unit during 2019.

Note 3.	Long-Term Debt Financing
Long-term debt consists of seven notes with three financing companies collateralized by the Gamma Knife equipment, the individual customer contracts, and related accounts receivable at June 30, 2019. As of June 30, 2019, long-term debt on the Condensed Consolidated Balance Sheets was $4,483,000. See disclosure of future payments below under the heading “Commitments”.

Note 4.	Capital Lease Financing
Capital lease financing consists of ten leases with three financing companies, collateralized by Gamma Knife and PBRT equipment, the individual customer contracts, and related accounts receivable at June 30, 2019. As of June 30, 2019, obligations under capital leases on the Condensed Consolidated Balance Sheets were $12,605,000. See disclosure of future payments below under the heading “Commitments”.

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

The Company’s lessee operating lease agreements are for administrative office space and related equipment, and the agreement to lease clinic space for its stand-alone facility in Lima, Peru. These leases have remaining lease terms between 3 and 5 years, some of which include options to renew or extend the lease. As of June 30, 2019, operating ROU assets and liabilities were $1,238,000.
The following table summarizes maturities of lessee operating lease ROU assets and liabilities as of June 30, 2019:

Year ending December 31,	Operating Leases

2019 (excluding the six-months ended June 30, 2019)	$168,000
2020	340,000
2021	347,000
2022	331,000
2023	214,000
Thereafter	6,000

Total lease payments	1,406,000
Less imputed interest	(168,000)
Total	$1,238,000

Note 6.	Per Share Amounts
Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding. The computation for the three and six-month periods ended June 30, 2019 excluded approximately 181,000 and 513,000, respectively, of the Company’s stock options because the exercise price of the options was higher than the average market price during those periods. The computation for the three and six-month periods ended June 30, 2018 excluded approximately 547,000 of the Company's stock options because the exercise price of the options was higher than the average market price during those periods.
Based on the guidance provided in accordance with ASC 260 Earnings Per Share (“ASC 260”), the weighted average common shares for basic earnings per share, for the three and six-month periods ended June 30, 2019 and 2018, excluded the weighted average impact of the unvested performance share awards, discussed below. These awards are legally outstanding but are not deemed participating securities and therefore are excluded from the calculation of basic earnings per share. The unvested shares are also excluded from the denominator for diluted earnings per share because they are considered contingent shares not deemed probable as of June 30, 2019.
The following table sets forth the computation of basic and diluted earnings per share for the three and six-month periods ended June 30, 2019 and 2018:

	Three Months ended June 30,		Six Months ended June 30,
	2019	2018	2019	2018
Net income attributable to American Shared Hospital Services	$31,000	$287,000	$301,000	$677,000

Weighted average common shares for basic earnings per share	5,876,000	5,834,000	5,862,000	5,826,000
Diluted effect of stock options and restricted stock	30,000	28,000	33,000	29,000
Weighted average common shares for diluted earnings per share	5,906,000	5,862,000	5,895,000	5,855,000

Basic earnings per share	$0.01	$0.05	$0.05	$0.12
Diluted earnings per share	$0.01	$0.05	$0.05	$0.12

Note 7.	Stock-based Compensation
In June 2010, the Company’s shareholders approved an amendment and restatement of the Company’s stock incentive plan, renaming it the Incentive Compensation Plan (the “Plan”), and among other things, increasing the number of shares of the Company’s common stock reserved for issuance under the Plan to 1,630,000. The Plan provides that the shares reserved under the Plan are available for issuance to officers of the Company, other key employees, non-employee directors, and advisors. The Plan is a successor to the Company’s previous plans, and any shares awarded and outstanding under those plans were transferred to the Plan. No further grants or share issuances will be made under the previous plans. On June 21, 2019, the Company’s shareholders approved an amendment and restatement of the Plan in order to extend the term of the Plan by two years to February 22, 2022.
Stock-based compensation expense associated with the Company’s stock options to employees is calculated using the Black-Scholes valuation model. The Company’s stock awards have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates. The estimated fair value of the Company’s option grants is estimated using assumptions for expected life, volatility, dividend yield, and risk-free interest rate which are specific to each award. The estimated fair value of the Company’s options is amortized over the period during which an employee is required to provide service in exchange for the award (requisite service period), usually the vesting period. Accordingly, stock-based compensation cost before income tax effect for the Company’s options and restricted stock units in the amount of $53,000 and $108,000 is reflected in net income for the three and six-month periods ended June 30, 2019 compared to $57,000 and $112,000 in the same periods of the prior year, respectively. At June 30, 2019, there was approximately $118,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan, excluding unrecognized compensation cost associated with the performance share awards, discussed below. This cost is expected to be recognized over a period of approximately five years.
On January 4, 2017, the Company entered into a Performance Share Award Agreement with three executive officers of the Company (the “Award Agreements”) for 161,766 restricted stock awards which vest upon the achievement of certain performance metrics. The Award Agreements expire on March 31, 2020. Based on the guidance in ASC 718 Stock Compensation (“ASC 718”), the Company concluded these were performance-based awards with vesting criteria tied to performance metrics. As of December 31, 2017, the Company achieved one of those certain performance metrics under the Award Agreements and recognized stock compensation expense of approximately $108,000 related to these awards. As of June 30, 2019, it is not probable that any of the remaining required metrics for vesting will be achieved. The unrecognized stock-based compensation expense for these awards was approximately $434,000 and unvested awards were approximately 129,000 as of June 30, 2019. If and when the Company determines that the remaining performance metrics’ achievement becomes probable, the Company will record a cumulative catch-up stock-based compensation amount and the remaining unrecognized amount will be recorded over the remaining requisite service period of the awards.
The following table summarizes stock option activity for the six-month periods ended June 30, 2019 and 2018:

	Stock Options	Grant Date Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Intrinsic Value
Outstanding at January 1, 2019	613,000	$2.85	3.18	$—
Granted	18,000	$2.91	7.00	$—
Exercised	(16,000)	$2.59	—	$—
Forfeited	(12,000)	$3.05	—	$—
Outstanding at June 30, 2019	603,000	$2.86	2.34	$57,000
Exercisable at June 30, 2019	477,000	$2.87	2.22	$—

Outstanding at January 1, 2018	615,000	$2.87	3.48	$—
Granted	16,000	$2.68	6.96	$—
Forfeited	(18,000)	$3.15	0	$—
Outstanding at June 30, 2018	613,000	$2.85	3.18	$32,000
Exercisable at June 30, 2018	382,000	$2.86	3.04	$—

Note 8.	Income Taxes
The Company generally calculates its effective income tax rate at the end of an interim period using an estimate of the annualized effective income tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate of the annualized effective income tax rate cannot be made, the Company computes its provision for income taxes using the actual effective income tax rate for the results of operations reported within the year-to-date periods. The Company’s effective income tax rate is highly influenced by relative income or losses reported and the amount of the nondeductible stock-based compensation associated with grants of its common stock options and from the results of foreign operations. A small change in estimated annual pretax income (loss) can produce a significant variance in the annualized effective income tax rate given the expected amount of these items. As a result, the Company has computed its provision for income taxes for the three and six-month periods ended June 30, 2019 by applying the actual effective tax rates to income or (loss) reported within the condensed consolidated financial statements through those periods.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This quarterly report to the Securities and Exchange Commission may be deemed to contain certain forward-looking statements with respect to the financial condition, results of operations and future plans of American Shared Hospital Services (including statements regarding the expected continued expansion of the MEVION S250 systems, the expansion of the Company’s proton therapy business, and the timing of treatments by new Gamma Knife systems), which involve risks and uncertainties including, but not limited to, the risk of variability of financial results between quarters, the risk of the Gamma Knife and radiation therapy businesses, and the risks of developing The Operating Room for the 21st CenturySM program. Further information on potential factors that could affect the financial condition, results of operations and future plans of American Shared Hospital Services is included in the filings of the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and the definitive Proxy Statement for the Annual Meeting of Shareholders held on June 21, 2019.
The Company recognizes revenues under ASC 842 and ASC 606 Revenue from Contracts with Customers (“ASC 606”). The Company had sixteen Gamma Knife units, one PBRT system and one IGRT machine in operation as of June 30, 2019 and 2018. Three of the Company’s customer contracts are through subsidiaries where GKF or its subsidiary is the majority owner and managing partner. Seven of the Company’s sixteen current Gamma Knife customers are under fee-per-use contracts, and eight customers are under retail arrangements. The Company, through GKF, also owns and operates a single-unit Gamma Knife facility in Lima, Peru. This unit economically functions similarly to the Company’s turn-key retail arrangements. The Company’s contracts to provide radiation therapy and related equipment services to an existing Gamma Knife customer and the Company’s PBRT system at Orlando Health – UF Health Cancer Center (“Orlando Health”), are also considered retail arrangements.
Rental income from medical services – The Company recognizes revenues under ASC 842 when services have been rendered and collectability is reasonably assured, on either a fee per use or revenue sharing basis. The terms of the contracts do not contain any guaranteed minimum payments. The Company’s contracts are typically for a ten-year term and are classified as either fee per use or retail. Retail arrangements are further classified as either turn-key or revenue sharing. Revenues from fee per use contracts is determined by each hospital’s contracted rate. Revenues are recognized at the time the procedures are performed, based on each hospital’s contracted rate and the number of procedures performed. Under revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital. The amount the Company expects to receive is recorded as revenue and estimated based on historical experience. Revenue estimates are reviewed periodically and adjusted as necessary. Under turn-key arrangements, the Company receives payment from the hospital in the amount of the hospital’s reimbursement from third party payors, and the Company is responsible for paying all the operating costs of the equipment. Operating costs are determined primarily based on historical treatment protocols and cost schedules with the hospital. The Company records an estimate of operating costs which are reviewed on a regular basis and adjusted as necessary to more accurately reflect the actual operating costs. For turn-key sites, the Company also shares a percentage of net operating profit. The Company records an estimate of net operating profit based on estimated revenues, less estimated operating costs. The operating costs and estimated net operating profit are recorded as other direct operating costs in the condensed consolidated statement of operations. For the three and six-month periods ended June 30, 2019, the Company recognized revenues of approximately $4,904,000 and $10,011,000, respectively, under ASC 842.

Patient income – The Company has a stand-alone facility in Lima, Peru, where a contract exists between GKPeru and the individual patient treated at the facility. Under ASC 606, the Company acts as the principal in this transaction and provides, at a point in time, a single performance obligation, in the form of a Gamma Knife treatment. Revenue related to a Gamma Knife treatment is recognized on a gross basis at the time when the patient receives treatment. There is no variable consideration present in the Company’s performance obligation and the transaction price is agreed upon per the stated contractual rate. Payment terms are typically prepaid for self-pay patients and insurance provider payments are paid net 30 days. The Company did not capitalize any incremental costs related to the fulfillment of its customer contracts. Accounts receivable earned by GKPeru were not significant for the three and six-month periods ended June 30, 2019. For the three and six-month periods ended June 30, 2019, the Company recognized revenues of approximately $293,000 and $507,000, respectively, under ASC 606.
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
Revenues increased by $28,000 and $44,000 to $5,197,000 and $10,518,000 for the three and six-month periods ended June 30, 2019 compared to $5,169,000 and $10,474,000 for the same periods in the prior year, respectively.

Revenues generated from the Company’s PBRT system increased by $46,000 and $469,000 to $1,409,000 and $3,051,000 for the three and six-month periods ended June 30, 2019 compared to $1,363,000 and $2,582,000 for the same periods in the prior year, respectively. The increase in PBRT revenues was due to higher volumes for the three and six-month periods ended June 30, 2019.

The number of PBRT fractions increased by 111 and 439 to 1,409 and 2,955 for the three and six-month periods ended June 30, 2019 compared to 1,298 and 2,516 for the same periods in the prior year, respectively. The increase in PBRT volume was the result of the continuing increased awareness of the benefits of proton therapy treatment.
Gamma Knife revenue increased $6,000 and decreased $271,000 to $3,600,000 and $7,011,000 for the three and six-month periods ended June 30, 2019 compared to $3,594,000 and $7,282,000 for the same periods in the prior year, respectively. Excluding a contractual adjustment related to Medicare reimbursement at one of the Company's existing sites, Gamma Knife revenue decreased $394,000 and $671,000 for the three and six-month periods ended June 30, 2019 compared to the same periods in the prior year, respectively. The decrease in Gamma Knife revenue for the three and six-month periods ended June 30, 2019 was due to a contract labor dispute at one of the Company's existing sites resulting in no procedures performed during the second quarter. This issue was resolved and the site began treating patients in July 2019. The expiration of two customer contracts in April 2018 and January 2019 and an unfavorable payor mix at the Company's retail sites also contributed to the decline in revenues for the three and six-month periods ended June 30, 2019.
The number of Gamma Knife procedures decreased by 16 and 33 to 361 and 736 for the three and six-month periods ended June 30, 2019 compared to 377 and 769 for the same periods in the prior year, respectively. Excluding the two customer sites whose contracts expired April 2018 and January 2019 and the site that reported no procedures, Gamma Knife procedures increased 17 and 30 compared to the same periods in the prior year.
Revenue generated from the Company’s IGRT contract decreased $24,000 and $154,000 to $188,000 and $456,000 for the three and six-month periods ended June 30, 2019 compared to $212,000 and $610,000 for the same periods in the prior year, respectively. The decrease in IGRT revenue was due to lower volumes.
Total costs of revenue increased by $380,000 and $665,000 to $3,468,000 and $6,852,000 for the three and six-month periods ended June 30, 2019 compared to $3,088,000 and $6,187,000 for the same periods in the prior year, respectively.
Maintenance and supplies increased by $25,000 and $67,000 to $652,000 and $1,320,000 for the three and six-month periods ended June 30, 2019 compared to $627,000 and $1,253,000 for the same periods in the prior year, respectively. The increase in maintenance and supplies was due to the annual increase from the renewal of the Mevion Service Agreement (see further discussion below under the heading “Commitments”) which began September 2017.

Depreciation and amortization increased by $344,000 and $581,000 to $2,008,000 and $3,902,000 for the three and six-month periods ended June 30, 2019 compared to $1,664,000 and $3,321,000 for the same periods in the prior year, respectively. The increase was due to depreciation incurred on the Company’s new Gamma Knife site in Merrillville, Indiana, the PBRT system, and the Company’s IGRT equipment, offset partially by the two Gamma Knife contracts which expired in April 2018 and January 2019. The Company also recognized additional fixed asset value in connection to the contractual adjustment related to Medicare reimbursement at an existing customer site, causing an increase in depreciation expense.
Other direct operating costs increased by $11,000 and $17,000 to $808,000 and $1,630,000 for the three and six-month periods ended June 30, 2019 compared to $797,000 and $1,613,000 for the same periods in the prior year, respectively. The increase was due to operating costs incurred at the Company’s new site in Merrillville, Indiana.
Selling and administrative costs increased by $49,000 and $119,000 to $1,081,000 and $2,136,000 for the three and six-month periods ended June 30, 2019 compared to $1,032,000 and $2,017,000 for the same periods in the prior year, respectively. The increase was primarily due to legal and other consulting fees.
Interest expense decreased by $60,000 and $118,000 to $346,000 and $713,000 for the three and six-month periods ended June 30, 2019 compared to $406,000 and $831,000 for the same periods in the prior year, respectively. The decrease was due to a lower average principal base on the Company’s debt and leases in the first half of 2019 compared to the same period in the prior year, effectively reducing interest expense.
Interest and other income was consistent with and decreased by $1,000 to $4,000 and $8,000 for the three and six-month periods ended June 30, 2019 compared to $4,000 and $9,000 for the same periods in the prior year, respectively. Interest and other income is comprised of interest expense and interest earned.
Income tax expense decreased by $142,000 and $168,000 to $27,000 and $151,000 for the three and six-month periods ended June 30, 2019 compared to $169,000 and $319,000 for the same periods in the prior year, respectively. The decrease in income tax expense for the three and six-month period ended June 30, 2019 is due to lower taxable income attributable to the Company.
Net income attributable to non-controlling interest increased by $35,000 and decreased by $101,000 to $248,000 and $373,000 for the three and six-month periods ended June 30, 2019 compared to $213,000 and $474,000 for the same periods in the prior year, respectively. Net income attributable to non-controlling interests represents net income earned by the 19% non-controlling interest in GKF, and net income of the non-controlling interests in various subsidiaries controlled by GKF. The decrease or increase in net income attributable to non-controlling interests reflects the relative profitability of GKF.
Net income decreased $256,000 and $376,000 to $31,000, or $0.01 per diluted share and $301,000, or $0.05 per diluted share, for the three and six-month periods ended June 30, 2019 compared to net income of $287,000, or $0.05 per diluted share, and $677,000 or $0.12 per diluted share, for the same periods in the prior year, respectively. The decrease in net income for the three and six-month periods ended June 30, 2019 was due to increased operating expense and selling and administrative costs.
Liquidity and Capital Resources
The Company had cash, cash equivalents and restricted cash of $2,256,000 at June 30, 2019 compared to $1,792,000 at December 31, 2018. The Company’s cash position increased by $464,000 primarily due to cash from operating activities of $4,213,000 and proceeds from insurance of $160,000. These increases were offset by payment for the purchase of property and equipment of $746,000, payments on long-term debt and capital leases of $3,087,000, and distributions to non-controlling interests of $76,000.
The Company has scheduled interest and principal payments under its debt obligations of approximately $2,165,000 and scheduled capital lease payments of approximately $5,275,000 during the next 12 months. The Company believes that its cash flow from cash on hand, operations, and other cash resources are adequate to meet its scheduled debt and capital lease obligations during the next 12 months. See additional discussion below related to commitments.
The Company as of June 30, 2019 had shareholders’ equity of $31,754,000, working capital of $1,349,000 and total assets of $55,567,000.

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
As of June 30, 2019, the Company had commitments to purchase two MEVION S250i PBRT systems for $34,000,000 and the Company had $2,250,000 in non-refundable deposits toward the purchase of these two PBRT systems from Mevion. The non-refundable deposits are recorded in the Consolidated Balance Sheets as deposits and construction in progress.
As of June 30, 2019, the Company had commitments to perform six Cobalt-60 reloads and install six Leksell Gamma Knife Icon Systems ("Icon") at existing customer sites, and purchase one LINAC system, to be placed at a new customer site. Three of the Cobalt-60 reloads are scheduled to occur in the second half of 2019 and three are scheduled to occur in 2020. One of the Icon upgrades will occur in 2019 and the remaining upgrades will occur in 2020. Total Gamma Knife and LINAC commitments as of June 30, 2019 were $8,110,000. It is the Company’s intent to finance these commitments. There are no significant cash requirements, pending financing, for these commitments in the next 12 months. There can be no assurance that financing will be available for the Company’s current or future projects, or at terms that are acceptable to the Company.
On July 21, 2017, the Company entered into a Maintenance and Support Agreement (the “Mevion Service Agreement”) with Mevion, which provides for maintenance and support of the Company’s PBRT unit at Orlando Health. The Mevion Service Agreement began September 5, 2017 and renews annually. The agreement requires an annual prepayment of $1,285,000 which was made on August 6, 2018 for the current contractual period. This payment portion was recorded as a prepaid contract and will be amortized over the one-year service period. The Mevion Service Agreement is for a five (5) year period. On December 20, 2018, the Company signed a Second Amendment to the Mevion Service Agreement, where the Company agreed to increase the annual service payment by $250,000, effective for the second service year, and for each year thereafter, if a second Mevion PBRT unit is not placed at Orlando Health prior to September 2019. The Company has accrued the pro-rata portion of this additional maintenance expense for the three and six-month periods ended June 30, 2019.
As of June 30, 2019, the Company had commitments to service and maintain its Gamma Knife and PBRT equipment. The service commitments are carried out via contracts with Mevion and Elekta AB. In addition, in April 2019, the Company signed agreements to service the Icon upgrades which will be installed at various dates between 2019 and 2020. The Company’s commitment to purchase a LINAC in 2019 also includes a 9-year agreement to service the equipment. Total service commitments as of June 30, 2019 were $11,068,000. The Gamma Knife and certain other service contracts are paid monthly, as service is performed. The Company believes that cash flow from cash on hand and operations will be sufficient to cover these payments.
The Company estimates the following for each of the equipment commitments, service contracts, long-term debt and capital lease financing, and operating leases with expected timing of payments as follows as of June 30, 2019:

	Payments Due by Period
Contractual Obligations	Total amounts committed	2019	2020-2022	2023	After 5 years

Long-term debt (includes interest)	$5,029,000	$1,257,000	$2,686,000	$334,000	$752,000
Capital leases (includes interest)	14,627,000	2,817,000	10,978,000	524,000	308,000
Future equipment purchases	42,110,000	4,635,000	37,475,000	—	—
Equipment service contracts	11,068,000	1,469,000	7,154,000	345,000	2,100,000
Operating leases	1,309,000	171,000	962,000	176,000	—

Total contractual obligations	$74,143,000	$10,349,000	$59,255,000	$1,379,000	$3,160,000

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
The Company does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage or prepayment features. The Company does not have affiliation with partnerships, trusts or other entities whose purpose is to facilitate off-balance sheet financial transactions or similar arrangements, and therefore has no exposure to the financing, liquidity, market or credit risks associated with such entities. At June 30, 2019, the Company had no significant long-term, market-sensitive investments.

Item 4.	Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the company and its subsidiaries is communicated to the chief executive officer and the chief financial officer. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of June 30, 2019, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the chief executive officer and the chief financial officer, and recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
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
There were no changes in our internal control over financial reporting during the three and six-months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.
None.

Item 1A.	Risk Factors
There are no changes from those listed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibit Index

Incorporated by reference herein
Exhibit Number		Description	Form	Exhibit	Date
10.1	•	American Shared Hospital Services Incentive Compensation Plan as Amended and Restated Effective June 21, 2019
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14a/15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14a/15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	ǂ	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

	*	Filed herewith.
	ǂ	Furnished herewith.
	#	Portions of this exhibit (indicated therein by asterisks) have been omitted for confidential treatment.
	•	Indicates management compensatory plan, contract, or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMERICAN SHARED HOSPITAL SERVICES
Registrant

Date:	August 13, 2019	/s/ Ernest A. Bates, M.D.
Ernest A. Bates, M.D.
Chairman of the Board and Chief Executive Officer

Date:	August 13, 2019	/s/ Craig K. Tagawa
Craig K. Tagawa
Senior Vice President
Chief Operating and Financial Officer