Form 10-Q
period 2019-09-30
AMERICAN SHARED HOSPITAL SERVICES
filed 2019-11-07
CIK 744825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019 or

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
As of November 1, 2019, there were outstanding 5,816,000 shares of the registrant’s common stock.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS	September 30, 2019	December 31, 2018
Current assets:
Cash and cash equivalents	$1,297,000	$1,442,000
Restricted cash	350,000	350,000
Accounts receivable, net of allowance for doubtful accounts of $100,000 at September 30, 2019 and $100,000 at December 31, 2018	6,511,000	5,502,000

Other receivables insurance proceeds	—	1,137,000
Other receivables	261,000	239,000
Prepaid expenses and other current assets	1,825,000	1,276,000

Total current assets	10,244,000	9,946,000

Property and equipment:
Medical equipment and facilities	90,672,000	94,031,000
Office equipment	578,000	589,000
Deposits and construction in progress	5,589,000	6,082,000
	96,839,000	100,702,000
Accumulated depreciation and amortization	(53,836,000)	(54,008,000)
Net property and equipment	43,003,000	46,694,000

Right of use assets	1,173,000	—

Other assets	838,000	862,000

Total assets	$55,258,000	$57,502,000

LIABILITIES AND SHAREHOLDERS' EQUITY	September 30, 2019	December 31, 2018
Current liabilities:
Accounts payable	$1,097,000	$435,000
Employee compensation and benefits	289,000	207,000
Other accrued liabilities	1,482,000	1,329,000
Other accrued liabilities insurance payable	—	977,000

Current portion of lease liabilities	272,000	—
Current portion of long-term debt	1,666,000	2,119,000
Current portion of obligations under capital leases	3,972,000	4,407,000

Total current liabilities	8,778,000	9,474,000

Long-term lease liabilities, less current portion	901,000	—
Long-term debt, less current portion	2,230,000	3,332,000
Long-term capital leases, less current portion	8,881,000	10,308,000
Deferred revenue, less current portion	302,000	382,000

Deferred income taxes	2,744,000	2,958,000

Shareholders' equity:
Common stock, no par value (10,000,000 authorized; 5,816,000 and 5,714,000 shares issued and outstanding at September 30, 2019 and at December 31, 2018)	10,752,000	10,711,000
Additional paid-in capital	6,665,000	6,495,000
Retained earnings	8,362,000	7,896,000
Total equity-American Shared Hospital Services	25,779,000	25,102,000
Non-controlling interest in subsidiary	5,643,000	5,946,000
Total shareholders' equity	31,422,000	31,048,000

Total liabilities and shareholders' equity	$55,258,000	$57,502,000
See accompanying notes
1

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2019	2018	2019	2018

Revenues	$5,301,000	$4,470,000	$15,819,000	$14,944,000

Costs of revenue:

Maintenance and supplies	648,000	470,000	1,968,000	1,723,000

Depreciation and amortization	1,817,000	1,761,000	5,719,000	5,082,000

Other direct operating costs	1,023,000	605,000	2,653,000	2,218,000

	3,488,000	2,836,000	10,340,000	9,023,000

Gross Margin	1,813,000	1,634,000	5,479,000	5,921,000

Selling and administrative expense	1,065,000	1,050,000	3,201,000	3,067,000

Interest expense	302,000	399,000	1,015,000	1,230,000

Operating income	446,000	185,000	1,263,000	1,624,000

Proceeds received from investment in equity securities	—	—	—	22,000

Interest and other income	7,000	185,000	15,000	194,000

Income before income taxes	453,000	370,000	1,278,000	1,840,000

Income tax expense	99,000	82,000	250,000	401,000

Net income	354,000	288,000	1,028,000	1,439,000
Less: Net income attributable to non-controlling interest	(189,000)	(120,000)	(562,000)	(594,000)

Net income attributable to American Shared Hospital Services	$165,000	$168,000	$466,000	$845,000

Net income per share:

Earnings per common share - basic	$0.03	$0.03	$0.08	$0.14

Earnings per common share - diluted	$0.03	$0.03	$0.08	$0.14

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

	FOR THE THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2019
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Sub-Total ASHS	Non-controlling Interests in Subsidiaries	Total

Balances at January 1, 2019	5,714,000	$10,711,000	$6,495,000	$7,896,000	$25,102,000	$5,946,000	$31,048,000

Stock-based compensation expense	—	—	55,000	—	55,000	—	55,000

Cash distributions to non-controlling interests	—	—	—	—	—	(19,000)	(19,000)

Net income	—	—	—	270,000	270,000	125,000	395,000

Balances at March 31, 2019	5,714,000	10,711,000	6,550,000	8,166,000	25,427,000	6,052,000	31,479,000

Stock-based compensation expense	86,000	—	53,000	—	53,000	—	53,000

Cash distributions to non-controlling interests	—	—	—	—	—	(57,000)	(57,000)

Net income	—	—	—	31,000	31,000	248,000	279,000

Balances at June 30, 2019	5,800,000	10,711,000	6,603,000	8,197,000	25,511,000	6,243,000	31,754,000

Stock-based compensation expense	—	—	62,000	—	62,000	—	62,000

Options exercised	16000	41000	—	—	41000	$—	41000

Cash distributions to non-controlling interests	—	—	—	—	—	(789,000)	(789,000)

Net income	—	—	—	165,000	165,000	189,000	354,000

Balances at September 30, 2019	5,816,000	$10,752,000	$6,665,000	$8,362,000	$25,779,000	$5,643,000	$31,422,000

	FOR THE THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2018
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Sub-Total ASHS	Non-controlling Interests in Subsidiaries	Total
Balances at January 1, 2018	5,710,000	$10,711,000	$6,272,000	$6,873,000	$23,856,000	$6,029,000	$29,885,000

Stock-based compensation expense	—	—	55,000	—	55,000	—	55,000

Net income	—	—	—	390,000	390,000	261,000	651,000

Balances at March 31, 2018	5,710,000	10,711,000	6,327,000	7,263,000	24,301,000	6,290,000	30,591,000

Stock-based compensation expense	4,000	—	57,000	—	57,000	—	57,000

Cash distributions to non-controlling interests	—	—	—	—	—	(77,000)	(77,000)

Net income	—	—	—	287,000	287,000	213,000	500,000

Balances at June 30, 2018	5,714,000	10,711,000	6,384,000	7,550,000	24,645,000	6,426,000	31,071,000

Stock-based compensation expense	—	—	57,000	—	57,000	—	57,000

Cash distributions to non-controlling interests	—	—	—	—	—	(393,000)	(393,000)

Net income	—	—	—	168,000	168,000	120,000	288,000

Balances at September 30, 2018	5,714,000	$10,711,000	$6,441,000	$7,718,000	$24,870,000	$6,153,000	$31,023,000
See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months ended September 30,
	2019	2018
Operating activities:
Net income	$1,028,000	$1,439,000

Adjustments to reconcile net income to net cash from operating activities:

Depreciation and amortization	5,772,000	5,138,000

Non cash lease expense	189,000	—

Deferred income tax	(214,000)	45,000

Stock-based compensation expense	170,000	169,000

Net accrued interest on lease financing	9,000	39,000

Interest expense associated with lease liabilities	59,000	—

Changes in operating assets and liabilities:

Receivables	(896,000)	(398,000)

Prepaid expenses and other assets	(559,000)	(473,000)

Customer deposits/deferred revenue	(60,000)	(93,000)

Lease liability	(248,000)	—

Accounts payable and accrued liabilities	877,000	359,000

Net cash provided by operating activities	6,127,000	6,225,000

Investing activities:
Payment for purchase of property and equipment	(889,000)	(1,187,000)

Proceeds from insurance	160,000	—

Net cash used in investing activities	(729,000)	(1,187,000)

Financing activities:
Principal payments on long-term debt	(1,564,000)	(1,875,000)

Principal payments on capital leases	(3,155,000)	(3,006,000)

Distributions to non-controlling interests	(865,000)	(470,000)

Proceeds from options exercised	41,000	—

Net cash used in financing activities	(5,543,000)	(5,351,000)

Net change in cash, cash equivalents, and restricted cash	(145,000)	(313,000)

Cash, cash equivalents, and restricted cash at beginning of period	1,792,000	2,502,000

Cash, cash equivalents, and restricted cash at end of period	$1,647,000	$2,189,000

Supplemental cash flow disclosure:
Cash paid during the period for:

Interest	$1,015,000	$1,307,000

Income taxes paid	$418,000	$277,000

Schedule of non-cash investing and financing activities
Right of use assets and lease liabilities	$1,362,000	$—

Interest capitalized to property and equipment	$82,000	$77,000

Acquisition of equipment with capital lease financing	$1,293,000	$1,679,000
See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for the fair presentation of American Shared Hospital Services’ consolidated financial position as of September 30, 2019, the results of its operations for the three and nine-month periods ended September 30, 2019 and 2018, and the cash flows for the three and nine-month periods ended September 30, 2019 and 2018. The results of operations for the three and nine-months ended September 30, 2019 are not necessarily indicative of results on an annualized basis. Consolidated balance sheet amounts as of December 31, 2018 have been derived from audited consolidated financial statements.
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
The Company (through ASRS) and Elekta AB, the manufacturer of the Gamma Knife (through its wholly-owned United States subsidiary, GKV Investments, Inc.), entered into an operating agreement and formed GKF. As of September 30, 2019, GKF provides Gamma Knife units to fifteen medical centers in the United States in the states of Arkansas, California, Florida, Illinois, Indiana, Massachusetts, Mississippi, Nebraska, New Mexico, New York, Ohio, Oregon, Tennessee, and Texas. GKF also owns and operates a single-unit Gamma Knife facility in Lima, Peru.
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
The Company continues to develop its design and business model for The Operating Room for the 21st CenturySM through its 50% owned OR21, LLC (“OR21 LLC”). The remaining 50% is owned by an architectural design company. OR21 LLC is not expected to generate significant revenue for at least the next two years.
MedLeader was formed to provide continuing medical education online and through videos for doctors, nurses, and other healthcare workers. This subsidiary is not operational at this time.
All significant intercompany accounts and transactions have been eliminated in consolidation.

Accounting Pronouncements Issued and Adopted
Based on the guidance provided in accordance with Accounting Standards Codification (“ASC”) 280 Segment Reporting (“ASC 280”), the Company has analyzed its subsidiaries which are all in the business of leasing radiosurgery and radiation therapy equipment to healthcare providers, and concluded there is one reportable segment, Revenues. The Company provides Gamma Knife, PBRT, and IGRT equipment to sixteen hospitals in the United States and owns and operates a single-unit facility in Lima, Peru as of September 30, 2019. These seventeen locations operate under different subsidiaries of the Company but offer the same services: radiosurgery and radiation therapy. The operating results of the subsidiaries are reviewed by the Company’s Chief Executive Officer and Chief Financial Officer, who are also deemed the Company’s Chief Operating Decision Makers (“CODMs”) and this is done in conjunction with all of the subsidiaries and locations.

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

In July 2019, the FASB issued ASU 2019-07 Codification Updates to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates ("ASU 2019-07") which clarifies or improves the disclosure and presentation requirements of a variety of codification topics by aligning with the SEC's regulations, thereby eliminating redundancies and making the codification easier to apply. The new guidance was effective immediately upon issuance and did not have a material impact on the Company's financial statements and related disclosures.
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

The following table summarizes property and equipment as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018

Medical equipment and facilities	$90,672,000	$94,031,000
Office equipment	578,000	589,000
Deposits and construction in progress	3,339,000	3,832,000
Deposits towards purchase of proton beam systems	2,250,000	2,250,000

	96,839,000	100,702,000
Accumulated depreciation	(53,836,000)	(54,008,000)

Net property and equipment	$43,003,000	$46,694,000
As of September 30, 2019, approximately $2,961,000 of the net property and equipment balance is outside of the United States. As of September 30, 2019, the Company has one idle Gamma Knife unit with a cumulative net book value of $729,000. There are currently no commitments to place into service or trade in this unit during 2019.
Note 3. Long-Term Debt Financing
Long-term debt consists of seven notes with three financing companies collateralized by the Gamma Knife equipment, the individual customer contracts, and related accounts receivable at September 30, 2019. As of September 30, 2019, long-term debt on the Condensed Consolidated Balance Sheets was $3,896,000. See disclosure of future payments below under the heading “Commitments”.
Note 4. Capital Lease Financing
Capital lease financing consists of ten leases with three financing companies, collateralized by Gamma Knife and PBRT equipment, the individual customer contracts, and related accounts receivable at September 30, 2019. As of September 30, 2019, obligations under capital leases on the Condensed Consolidated Balance Sheets were $12,853,000. See disclosure of future payments below under the heading “Commitments”.

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
The Company’s lessee operating leases are accounted for as right-of-use (“ROU”) assets, other current liabilities, and lease liabilities on the condensed consolidated balance sheets. Operating lease ROU assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company’s operating lease contracts do not provide an implicit rate for calculating the present value of future lease payments, so the Company determined its incremental borrowing rate of approximately 6.0% by using available market rates and expected lease terms. The operating lease ROU assets and liabilities also include any lease payments made and excludes lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.The Company’s lessee operating lease agreements are for administrative office space and related equipment, and the agreement to lease clinic space for its stand-alone facility in Lima, Peru. These leases have remaining lease terms between 3 and 5 years, some of which include options to renew or extend the lease. As of September 30, 2019, operating ROU assets and liabilities were $1,173,000.
The following table summarizes maturities of lessee operating lease ROU assets and liabilities as of September 30, 2019:

Year ending December 31,	Operating Leases

2019 (excluding the nine-months ended September 30, 2019)	$84,000
2020	340,000
2021	347,000
2022	331,000
2023	214,000
Thereafter	6,000

Total lease payments	1,322,000
Less imputed interest	(149,000)
Total	$1,173,000

Note 6. Per Share Amounts
Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding. The computation for the three and nine-month periods ended September 30, 2019 excluded approximately 513,000 of the Company’s stock options because the exercise price of the options was higher than the average market price during those periods. The computation for the three and nine-month periods ended September 30, 2018 excluded approximately 176,000 and 519,000, respectively, of the Company's stock options because the exercise price of the options was higher than the average market price during those periods.
Based on the guidance provided in accordance with ASC 260 Earnings Per Share (“ASC 260”), the weighted average common shares for basic earnings per share, for the three and nine-month periods ended September 30, 2019 and 2018, excluded the weighted average impact of the unvested performance share awards, discussed below. These awards are legally outstanding but are not deemed participating securities and therefore are excluded from the calculation of basic earnings per share. The unvested shares are also excluded from the denominator for diluted earnings per share because they are considered contingent shares not deemed probable as of September 30, 2019.
The following table sets forth the computation of basic and diluted earnings per share for the three and nine-month periods ended September 30, 2019 and 2018:

	Three Months ended September 30,		Nine Months ended September 30,
	2019	2018	2019	2018
Net income attributable to American Shared Hospital Services	$165,000	$168,000	$466,000	$845,000

Weighted average common shares for basic earnings per share	5,889,000	5,841,000	5,899,000	5,831,000
Diluted effect of stock options and restricted stock	19,000	50,000	18,000	24,000
Weighted average common shares for diluted earnings per share	5,908,000	5,891,000	5,917,000	5,855,000

Basic earnings per share	$0.03	$0.03	$0.08	$0.14
Diluted earnings per share	$0.03	$0.03	$0.08	$0.14

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
Stock-based compensation expense associated with the Company’s stock options to employees is calculated using the Black-Scholes valuation model. The Company’s stock awards have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates. The estimated fair value of the Company’s option grants is estimated using assumptions for expected life, volatility, dividend yield, and risk-free interest rate which are specific to each award. The estimated fair value of the Company’s options is amortized over the period during which an employee is required to provide service in exchange for the award (requisite service period), usually the vesting period. Accordingly, stock-based compensation cost before income tax effect for the Company’s options and restricted stock units in the amount of $62,000 and $170,000 is reflected in net income for the three and nine-month periods ended September 30, 2019 compared to $57,000 and $169,000 in the same periods of the prior year, respectively. At September 30, 2019, there was approximately $94,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan, excluding unrecognized compensation cost associated with the performance share awards, discussed below. This cost is expected to be recognized over a period of approximately five years.
On January 4, 2017, the Company entered into a Performance Share Award Agreement with three executive officers of the Company (the “Award Agreements”) for 161,766 restricted stock awards which vest upon the achievement of certain performance metrics. The Award Agreements expire on March 31, 2020. Based on the guidance in ASC 718 Stock Compensation (“ASC 718”), the Company concluded these were performance-based awards with vesting criteria tied to performance metrics. As of December 31, 2017, the Company achieved one of those certain performance metrics under the Award Agreements and recognized stock compensation expense of approximately $108,000 related to these awards. As of September 30, 2019, it is not probable that any of the remaining required metrics for vesting will be achieved. The unrecognized stock-based compensation expense for these awards was approximately $434,000 and unvested awards were approximately 129,000 shares as of September 30, 2019. If and when the Company determines that the remaining performance metrics’ achievement becomes probable, the Company will record a cumulative catch-up stock-based compensation amount and the remaining unrecognized amount will be recorded over the remaining requisite service period of the awards.
The following table summarizes stock option activity for the nine-month periods ended September 30, 2019 and 2018:

	Stock Options	Grant Date Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Intrinsic Value
Outstanding at January 1, 2019	613,000	$2.85	3.18	$—
Granted	18,000	$2.91	7.00	$—
Exercised	(16,000)	$2.59	—	$—
Forfeited	(12,000)	$3.05	—	$—
Outstanding at September 30, 2019	603,000	$2.86	2.09	$42,000
Exercisable at September 30, 2019	478,000	$2.86	1.97	$—

Outstanding at January 1, 2018	615,000	$2.87	3.48	$—
Granted	16,000	$2.68	6.96	$—
Forfeited	(18,000)	$3.15	—	$—
Outstanding at September 30, 2018	613,000	$2.85	2.93	$337,000
Exercisable at September 30, 2018	389,000	$2.86	2.83	$—

Note 8. Income Taxes
The Company generally calculates its effective income tax rate at the end of an interim period using an estimate of the annualized effective income tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate of the annualized effective income tax rate cannot be made, the Company computes its provision for income taxes using the actual effective income tax rate for the results of operations reported within the year-to-date periods. The Company’s effective income tax rate is highly influenced by relative income or losses reported and the amount of the nondeductible stock-based compensation associated with grants of its common stock options and from the results of foreign operations. A small change in estimated annual pretax income (loss) can produce a significant variance in the annualized effective income tax rate given the expected amount of these items. As a result, the Company has computed its provision for income taxes for the three and nine-month periods ended September 30, 2019 by applying the actual effective tax rates to income or (loss) reported within the condensed consolidated financial statements through those periods.
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
The Company recognizes revenues under ASC 842 and ASC 606 Revenue from Contracts with Customers (“ASC 606”). The Company had sixteen Gamma Knife units, one PBRT system and one IGRT machine in operation as of September 30, 2019 and 2018. Three of the Company’s customer contracts are through subsidiaries where GKF or its subsidiary is the majority owner and managing partner. Seven of the Company’s sixteen current Gamma Knife customers are under fee-per-use contracts, and eight customers are under retail arrangements. The Company, through GKF, also owns and operates a single-unit Gamma Knife facility in Lima, Peru. This unit economically functions similarly to the Company’s turn-key retail arrangements. The Company’s contracts to provide radiation therapy and related equipment services to an existing Gamma Knife customer and the Company’s PBRT system at Orlando Health – UF Health Cancer Center (“Orlando Health”), are also considered retail arrangements.
Rental income from medical services – The Company recognizes revenues under ASC 842 when services have been rendered and collectability is reasonably assured, on either a fee per use or revenue sharing basis. The terms of the contracts do not contain any guaranteed minimum payments. The Company’s contracts are typically for a ten-year term and are classified as either fee per use or retail. Retail arrangements are further classified as either turn-key or revenue sharing. Revenues from fee per use contracts is determined by each hospital’s contracted rate. Revenues are recognized at the time the procedures are performed, based on each hospital’s contracted rate and the number of procedures performed. Under revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital. The amount the Company expects to receive is recorded as revenue and estimated based on historical experience. Revenue estimates are reviewed periodically and adjusted as necessary. Under turn-key arrangements, the Company receives payment from the hospital in the amount of the hospital’s reimbursement from third party payors, and the Company is responsible for paying all the operating costs of the equipment. Operating costs are determined primarily based on historical treatment protocols and cost schedules with the hospital. The Company records an estimate of operating costs which are reviewed on a regular basis and adjusted as necessary to more accurately reflect the actual operating costs. For turn-key sites, the Company also shares a percentage of net operating profit. The Company records an estimate of net operating profit based on estimated revenues, less estimated operating costs. The operating costs and estimated net operating profit are recorded as other direct operating costs in the condensed consolidated statement of operations. For the three and nine-month periods ended September 30, 2019, the Company recognized revenues of approximately $5,013,000 and $15,024,000, respectively, under ASC 842.

Patient income – The Company has a stand-alone facility in Lima, Peru, where a contract exists between GKPeru and the individual patient treated at the facility. Under ASC 606, the Company acts as the principal in this transaction and provides, at a point in time, a single performance obligation, in the form of a Gamma Knife treatment. Revenue related to a Gamma Knife treatment is recognized on a gross basis at the time when the patient receives treatment. There is no variable consideration present in the Company’s performance obligation and the transaction price is agreed upon per the stated contractual rate. Payment terms are typically prepaid for self-pay patients and insurance provider payments are paid net 30 days. The Company did not capitalize any incremental costs related to the fulfillment of its customer contracts. Accounts receivable earned by GKPeru were not significant for the three and nine-month periods ended September 30, 2019. For the three and nine-month periods ended September 30, 2019, the Company recognized revenues of approximately $288,000 and $795,000, respectively, under ASC 606.
Effective January 1, 2015, the Centers for Medicare and Medicaid (“CMS”) established a Comprehensive Ambulatory Payment Classification for single session radiosurgery treatments. CMS has established a 2019 total reimbursement rate of approximately $9,300 ($9,100 in 2018) for a Medicare Gamma Knife treatment. The approximate CMS reimbursement rates for delivery of proton therapy for a simple treatment without compensation for 2019 is $520 ($522 in 2018) and $1,079 ($1,053 in 2018) for simple with compensation, intermediate and complex treatments, respectively.
On July 10, 2019, CMS issued a proposed rule that would implement a new mandatory payment model for radiation oncology services: the Radiation Oncology Alternative Payment Model (“RO APM”). The proposed RO APM would treat prospective episode payments to hospital outpatient departments and freestanding radiation therapy centers for radiation therapy as episodes of care. The RO APM would significantly alter CMS’ payment methodology for radiation oncology services. Under the RO APM, payment would be determined by the patient’s cancer type, as opposed to a traditional volume-based fee-for-service model, and would include select radiation therapy services provided within a 90-day episode. If the RO APM is finalized as proposed, radiation therapy providers and suppliers may be mandatorily required to participate in the model based on whether the radiation therapy is provided within selected geographic areas. CMS projects that approximately 40% of the radiation oncology providers within randomly selected Core Based Statistical Areas (CBSAs) will be included in the model and approximately 60% will continue to receive reimbursement based on fee-for-service methodology. The Company, along with other interested parties, submitted comments to CMS on the proposed rule as part of the notice-and-comment rulemaking process. The comment period concluded on September 16, 2019. It is uncertain whether CMS will finalize the rule as proposed. As a result, the Company cannot estimate the potential impact of adoption of the proposed rule. However, reductions in the reimbursement rates or changes in reimbursement methodology or administration for radiosurgery and radiation therapy could adversely affect the Company’s revenues and financial results.
Revenues increased by $831,000 and $875,000 to $5,301,000 and $15,819,000 for the three and nine-month periods ended September 30, 2019 compared to $4,470,000 and $14,944,000 for the same periods in the prior year, respectively.

Revenues generated from the Company’s PBRT system increased by $636,000 and $1,106,000 to $1,677,000 and $4,728,000 for the three and nine-month periods ended September 30, 2019 compared to $1,041,000 and $3,622,000 for the same periods in the prior year, respectively. The increase in PBRT revenues was due to higher volumes for the three-month period ended September 30, 2019. For the nine-month period ended September 30, 2019, the increase in PBRT revenues was due to higher volumes and a higher average reimbursement compared to the Company's historical average. The increase in PBRT revenues for the three and nine-month periods ended September 30, 2019 was also due to the two weeks of down time the PBRT system incurred during the three and nine-month periods ended September 30, 2018.

The number of PBRT fractions increased by 371 and 810 to 1,452 and 4,407 for the three and nine-month periods ended September 30, 2019 compared to 1,081 and 3,597 for the same periods in the prior year, respectively. Excluding the loss on procedures from the down-time experienced in the prior year, PBRT fractions for the three and nine-month periods ended September 30, 2019 were consistent with the same periods in the prior year and increased by 440 fractions compared to the same periods in the prior year, respectively. The increase in PBRT volume for the nine-month period ended September 30, 2019 was the result of the continuing increased awareness of the benefits of proton therapy treatment.
Gamma Knife revenue increased $116,000 and decreased $156,000 to $3,310,000 and $10,320,000 for the three and nine-month periods ended September 30, 2019 compared to $3,194,000 and $10,476,000 for the same periods in the prior year, respectively. Revenue for the three-month period ended September 30, 2019, increased due to increased volumes at existing sites. Excluding a contractual adjustment related to Medicare reimbursement at one of the Company's existing sites, Gamma Knife revenue decreased $556,000 for the nine-month period ended September 30, 2019 compared to the same periods in the prior year. The decrease in Gamma Knife revenue for the nine-month period ended September 30, 2019 was due to lower volumes and a decrease in average reimbursement rate at the Company's retail sites compared to the historical average.

The number of Gamma Knife procedures increased by 11 and decreased 22 to 348 and 1,084 for the three and nine-month periods ended September 30, 2019 compared to 337 and 1,106 for the same periods in the prior year, respectively. The increase for the three-month period ended September 30, 2019 was driven by the Company's stand-alone facility in Lima, Peru. The decrease for the nine-month period ended September 30, 2019 was due to a contract labor dispute at one of the Company's existing sites resulting in no procedures performed during the second quarter of 2019. This issue was resolved and the site began treating patients in July 2019. One of the Company's sites was down during the third quarter for a Cobalt-60 reload and Icon upgrade. The expiration of two customer contracts in April 2018 and January 2019 also contributed to the decline in volumes for the nine-month period ended September 30, 2019.
Revenue generated from the Company’s IGRT contract increased $79,000 and decreased $75,000 to $314,000 and $771,000 for the three and nine-month periods ended September 30, 2019 compared to $235,000 and $846,000 for the same periods in the prior year, respectively. The increase or decrease in IGRT revenues was driven by changes in volumes.
Total costs of revenue increased by $652,000 and $1,317,000 to $3,488,000 and $10,340,000 for the three and nine-month periods ended September 30, 2019 compared to $2,836,000 and $9,023,000 for the same periods in the prior year, respectively.
Maintenance and supplies increased by $178,000 and $245,000 to $648,000 and $1,968,000 for the three and nine-month periods ended September 30, 2019 compared to $470,000 and $1,723,000 for the same periods in the prior year, respectively. The increase in maintenance and supplies was due to the annual increase from the renewal of the September 2017 Mevion Service Agreement. The Company's annual service payment increased by $250,000, effective for the second service year, and for each year thereafter (see further discussion below under the heading “Commitments”).
Depreciation and amortization increased by $56,000 and $637,000 to $1,817,000 and $5,719,000 for the three and nine-month periods ended September 30, 2019 compared to $1,761,000 and $5,082,000 for the same periods in the prior year, respectively. For the three-month period ended September 30, 2019, the increase was due to depreciation incurred on the Company's IGRT equipment. For the nine-month period ended September 30, 2019, the increase was due to depreciation incurred on the Company’s new Gamma Knife site in Merrillville, Indiana, the PBRT system, and the Company’s IGRT equipment, offset partially by the two Gamma Knife contracts which expired in April 2018 and January 2019. The Company also recognized additional fixed asset value in connection to the contractual adjustment related to Medicare reimbursement at an existing customer site, causing an increase in depreciation expense.
Other direct operating costs increased by $418,000 and $435,000 to $1,023,000 and $2,653,000 for the three and nine-month periods ended September 30, 2019 compared to $605,000 and $2,218,000 for the same periods in the prior year, respectively. The increase was due to increased operating costs at the Company's retail sites and operating costs incurred at the Company’s new site in Merrillville, Indiana and the Company's stand-alone facility in Lima, Peru.
Selling and administrative costs increased by $15,000 and $134,000 to $1,065,000 and $3,201,000 for the three and nine-month periods ended September 30, 2019 compared to $1,050,000 and $3,067,000 for the same periods in the prior year, respectively. The increase for the three and nine-month periods ended September 30, 2019, was primarily due to legal and other consulting fees.
Interest expense decreased by $97,000 and $215,000 to $302,000 and $1,015,000 for the three and nine-month periods ended September 30, 2019 compared to $399,000 and $1,230,000 for the same periods in the prior year, respectively. The decrease was due to a lower average principal base on the Company’s debt and leases in the first half of 2019 compared to the same period in the prior year, effectively reducing interest expense.

Interest and other income decreased by $178,000 and $179,000 to $7,000 and $15,000 for the three and nine-month periods ended September 30, 2019 compared to $185,000 and $194,000 for the same periods in the prior year, respectively. During the three and nine-month periods ended September 30, 2018, the PBRT unit at Orlando Health sustained water damage resulting from the facility’s water evacuation system. The PBRT system was down for two weeks as a result. In the first quarter of 2019, the Company received approximately $185,000 of reimbursement from its business interruption insurance, following a five-day waiting period. The reimbursement from business interruption insurance is included in other income (or loss) for the three and nine-month periods ended September 30, 2018.
Income tax expense increased by $17,000 and decreased by $151,000 to $99,000 and $250,000 for the three and nine-month periods ended September 30, 2019 compared to $82,000 and $401,000 for the same periods in the prior year, respectively.

The increase for the three-month period ended September 30, 2019 was due to state taxes. The decrease in income tax expense for the nine-month period ended September 30, 2019 is due to lower taxable income attributable to the Company.
Net income attributable to non-controlling interest increased by $69,000 and decreased by $32,000 to $189,000 and $562,000 for the three and nine-month periods ended September 30, 2019 compared to $120,000 and $594,000 for the same periods in the prior year, respectively. Net income attributable to non-controlling interests represents net income earned by the 19% non-controlling interest in GKF, and net income of the non-controlling interests in various subsidiaries controlled by GKF. The decrease or increase in net income attributable to non-controlling interests reflects the relative profitability of GKF.
Net income decreased $3,000 and $379,000 to $165,000, or $0.03 per diluted share and $466,000, or $0.08 per diluted share, for the three and nine-month periods ended September 30, 2019 compared to net income of $168,000, or $0.03 per diluted share, and $845,000 or $0.14 per diluted share, for the same periods in the prior year, respectively. The decrease in net income for the three and nine-month periods ended September 30, 2019 was due to increased operating expense and selling and administrative costs.

Liquidity and Capital Resources
The Company had cash, cash equivalents and restricted cash of $1,647,000 at September 30, 2019 compared to $1,792,000 at December 31, 2018. The Company’s cash position decreased by $145,000 primarily due to payment for the purchase of property and equipment of $889,000, payments on long-term debt and capital leases of $4,719,000, and distributions to non-controlling interests of $865,000. These decreases were offset by cash from operating activities of $6,127,000, proceeds from insurance of $160,000 and proceeds from options exercised of $41,000.
The Company has scheduled interest and principal payments under its debt obligations of approximately $1,853,000 and scheduled capital lease payments of approximately $5,033,000 during the next 12 months. The Company believes that its cash flow from cash on hand, operations, and other cash resources are adequate to meet its scheduled debt and capital lease obligations during the next 12 months. See additional discussion below related to commitments.
The Company as of September 30, 2019 had shareholders’ equity of $31,422,000, working capital of $1,466,000 and total assets of $55,258,000.

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
As of September 30, 2019, the Company had commitments, after deposits, to purchase two MEVION S250i PBRT systems for $34,000,000 and the Company had $2,250,000 in non-refundable deposits toward the purchase of these two PBRT systems from Mevion. The non-refundable deposits are recorded in the Consolidated Balance Sheets as deposits and construction in progress.
As of September 30, 2019, the Company had commitments to perform five Cobalt-60 reloads and install five Leksell Gamma Knife Icon Systems ("Icon") at existing customer sites, and purchase one LINAC system, to be placed at a new customer site. The Cobalt-60 reloads, Icon upgrades, and LINAC system purchase are scheduled to occur between 2020 and 2022. Total Gamma Knife and LINAC commitments as of September 30, 2019 were $6,960,000. It is the Company’s intent to finance these commitments. There are no significant cash requirements, pending financing, for these commitments in the next 12 months. There can be no assurance that financing will be available for the Company’s current or future projects, or at terms that are acceptable to the Company.
On July 21, 2017, the Company entered into a Maintenance and Support Agreement (the “Mevion Service Agreement”) with Mevion, which provides for maintenance and support of the Company’s PBRT unit at Orlando Health. The Mevion Service Agreement began September 5, 2017 and renews annually. The agreement requires an annual prepayment of $1,562,000 which was made on September 6, 2019 for the current contractual period. This payment portion was recorded as a prepaid contract and will be amortized over the one-year service period. The Mevion Service Agreement is for a five (5) year period. On December 20, 2018, the Company signed a Second Amendment to the Mevion Service Agreement, where the Company agreed to increase the annual service payment by $250,000, effective for the second service year, and for each year thereafter. The Company paid the additional $250,000 of the annual service payment owed for the second service year on September 6, 2019.
As of September 30, 2019, the Company had commitments to service and maintain its Gamma Knife and PBRT equipment. The service commitments are carried out via contracts with Mevion and Elekta AB. In addition, in April 2019, the Company signed agreements to service the Icon upgrades which will be installed at various dates between 2020 and 2022. The Company’s commitment to purchase a LINAC system also includes a 9-year agreement to service the equipment. Total service commitments as of September 30, 2019 were $10,182,000. The Gamma Knife and certain other service contracts are paid monthly, as service is performed. The Company believes that cash flow from cash on hand and operations will be sufficient to cover these payments.
The Company estimates the following for each of the equipment commitments, service contracts, long-term debt and capital lease financing, and operating leases with expected timing of payments as follows as of September 30, 2019:

	Payments Due by Period
Contractual Obligations	Total amounts committed	as of 9/30/2019	2020-2022	2023	After 5 years

Long-term debt (includes interest)	$4,383,000	$611,000	$2,686,000	$334,000	$752,000
Capital leases (includes interest)	14,509,000	1,195,000	11,947,000	846,000	521,000
Future equipment purchases	40,960,000	—	40,960,000	—	—
Equipment service contracts	10,182,000	86,000	7,651,000	345,000	2,100,000
Operating leases	1,224,000	86,000	962,000	176,000	—

Total contractual obligations	$71,258,000	$1,978,000	$64,206,000	$1,701,000	$3,373,000

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage or prepayment features. The Company does not have affiliation with partnerships, trusts or other entities whose purpose is to facilitate off-balance sheet financial transactions or similar arrangements, and therefore has no exposure to the financing, liquidity, market or credit risks associated with such entities. At September 30, 2019, the Company had no significant long-term, market-sensitive investments.

Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the company and its subsidiaries is communicated to the chief executive officer and the chief financial officer. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of September 30, 2019, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the chief executive officer and the chief financial officer, and recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
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
There were no changes in our internal control over financial reporting during the three and nine-months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors
There are no changes from those listed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibit Index

Incorporated by reference herein
Exhibit Number		Description	Form	Exhibit	Date
10.1	#	Third Amendment to Purchased Services Agreement (for a Gamma Knife Unit) dated as of March 28, 2019 between GK Financing, LLC and Kettering Medical Center
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14a/15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14a/15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	ǂ	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

	*	Filed herewith.
	ǂ	Furnished herewith.
	#	Portions of this exhibit (indicated therein by asterisks) have been omitted for confidential treatment.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMERICAN SHARED HOSPITAL SERVICES
Registrant

Date:	November 7, 2019	/s/ Ernest A. Bates, M.D.
Ernest A. Bates, M.D.
Chairman of the Board and Chief Executive Officer

Date:	November 7, 2019	/s/ Craig K. Tagawa
Craig K. Tagawa
Senior Vice President
Chief Operating and Financial Officer