Form 10-K
period 2019-12-31
AMERICAN SHARED HOSPITAL SERVICES
filed 2020-04-03
CIK 744825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019
or

☐	TRANSITION REPORT PURSUANT To SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________TO_______________.
Commission file number 1-08789
________________________________
American Shared Hospital Services
(Exact name of registrant as specified in its charter)

California	94-2918118
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Two Embarcadero Center, Suite 410, San Francisco, California (Address of Principal Executive Offices)	94111-4107 (Zip Code)
Registrant’s telephone number, including area code: (415) 788-5300
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock No Par Value	AMS	NYSE AMERICAN
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2019, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $12,757,000.
Number of shares of common stock of the registrant outstanding as of March 20, 2020: 5,817,000.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

EXPLANATORY NOTE

As previously disclosed on the Company’s Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2020, the filing of this Annual Report on Form 10-K for the period ended December 31, 2019 (this “2019 Annual Report”), was delayed due to circumstances related to COVID-19 and its impact on the Company’s accounting operations. Because of government orders issued to combat the COVID-19 outbreak, the Company’s offices and systems have been subject to closure and, as a result, its staff must now work remotely. The significant amount of additional time and resources needed to initiate remote access prevented the Company from completing the tasks necessary to file the 2019 Annual Report by its March 30, 2020 due date. The Company relied on the SEC’s Order Under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies, dated March 25, 2020 (Release No. 34-88465), to delay the filing of this 2019 Annual Report.

FORWARD-LOOKING STATEMENTS
Certain matters discussed in this Annual Report on Form 10-K other than statements of historical information are “forward-looking statements.” The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability. Forward-looking statements may include words like we “believe”, “anticipate”, “target”, “expect”, “pro forma”, “estimate”, “intend”, “will”, “is designed to”, “plan” and words of similar meaning. Forward-looking statements describe our future plans, objectives, expectations or goals. Such statements address future events and conditions concerning and include, but are not limited to, such things as:
•capital expenditures
•earnings
•liquidity and capital resources
•financing of our business
•government programs and regulations
•legislation affecting the health care industry
•the expansion of our proton beam radiation therapy business
•accounting matters
•compliance with debt covenants
•competition
•customer concentration
•contractual obligations
•timing of payments
•technology
•interest rates
These forward-looking statements involve known and unknown risks that may cause our actual results in future periods to differ materially from those expressed in any forward-looking statement. Factors that could cause or contribute to such differences include, but are not limited to, such things as:
•our high level of debt
•the limited market for our capital-intensive services
•the impact of lowered federal reimbursement rates
•the impact of recent U.S. health care reform legislation
•competition and alternatives to our services
•technological advances and the risk of equipment obsolescence
•our significant investment in the proton beam radiation therapy business
•the small and illiquid market for our stock
•effects of public health crises, pandemics and epidemics, such as COVID-19

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

PART I
ITEM 1. BUSINESS
GENERAL
American Shared Hospital Services (“ASHS” and, together with its subsidiaries, the “Company”) provides Gamma Knife stereotactic radiosurgery equipment and radiation therapy and related equipment to fifteen (15) medical centers in fourteen (14) states in the United States and one Gamma Knife unit at a stand-alone facility in Lima, Peru as of March 1, 2020. The Company provides Gamma Knife services through its 81% indirect interest in GK Financing, LLC, a California limited liability company (“GKF”). The remaining 19% of GKF is owned by GKV Investments, Inc., a wholly-owned U.S. subsidiary of Elekta AG, a Swedish company (“Elekta”). Elekta is the manufacturer of the Leksell Gamma Knife® (the “Gamma Knife”). GKF is a non-exclusive provider of alternative financing services for Leksell Gamma Knife units.
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
The Company continues to develop its design and business model for “The Operating Room for the 21st Century”SM through its 50% owned OR21, LLC (“OR21”). The remaining 50% of OR21 is owned by an architectural design company. OR21 is not expected to generate significant revenue within the next two years.
The Company was incorporated in the State of California in 1983 and its predecessor, Ernest A. Bates, M.D., Ltd. (d/b/a American Shared Hospital Services), a California limited partnership, was formed in June 1980.
OPERATIONS
Gamma Knife Operations
Gamma Knife stereotactic radiosurgery, a non-invasive procedure, is an alternative to conventional brain surgery and/or radiation therapy. It can be an adjunct to conventional brain surgery, radiation therapy, or chemotherapy. Compared to conventional surgery, Gamma Knife radiosurgery usually is an out-patient procedure with lower risk of complications and can be provided at a lower cost. Typically, Gamma Knife patients resume their pre-surgical activities one or two days after treatment. The Gamma Knife Perfexion unit, which was introduced by Elekta in 2006, treats patients with 192 single doses of gamma rays that are focused with great precision on small and medium sized, well circumscribed and critically located structures in the brain. The Cobalt-60 sources converge at the target area and deliver a dose that is high enough to destroy the diseased tissue without damaging the surrounding healthy tissue. In 2015, Elekta introduced an upgrade to the Gamma Knife Perfexion unit called Icon. As of March 1, 2020, all of the Company’s fifteen (15) Gamma Knife units in the United States are Gamma Knife Perfexion units and one (1) of these Perfexion units has the Icon upgrade.
The Gamma Knife treats selected malignant and benign brain tumors, arteriovenous malformations, and functional disorders including trigeminal neuralgia (facial pain). Research is being conducted to determine whether the Gamma Knife can be effective in the treatment of epilepsy, tremors, and other functional disorders.
As of December 31, 2019, there were approximately 120 Gamma Knife sites in the United States and more than 340 units in operation worldwide. Based on recent data, an estimated percentage breakdown of Gamma Knife procedures performed in the U.S. by indications treated is as follows: malignant (63%) and benign (23%) brain tumors, vascular disorders (4%), and functional disorders (10%).

The Company, as of March 1, 2020, had fifteen (15) operating Gamma Knife units located in the United States and one in Lima, Peru. The Company’s first Gamma Knife commenced operation in September 1991. The Company’s Gamma Knife units performed 1,498 procedures in 2019 for a cumulative total of approximately 42,000 procedures from commencement through December 31, 2019.
Revenue from Gamma Knife services for the Company during each of the last five (5) years ended December 31, and the percentage of total revenue of the Company represented by the Gamma Knife for each of the last five years, are set forth below:

Year Ended December 31,	Total Gamma Knife Revenue (in thousands)	Gamma Knife % of Total Revenue
2019	$13,551	65.8%
2018	$13,578	68.9%
2017	$14,848	75.9%
2016	$16,076	86.0%
2015	$16,077	97.2%
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
GKF’s profits and/or losses and any cash distributions are allocated based on membership interests. GKF’s operating agreement requires that it have a cash reserve of at least $50,000 before cash distributions are made to its members. From inception to December 31, 2019, GKF has distributed $49,600,000 to the Company and $11,635,000 to the non-controlling member.
Image Guided Radiation Therapy Operations (“IGRT”)
The Company’s radiation therapy business currently consists of one IGRT system that began operation in September 2007 at an existing Gamma Knife customer site. Revenue generated under IGRT services accounted for approximately 4.1% of the Company’s total revenue in 2019. This contract is currently on a month-to-month basis and the Company expects it will terminate during the second quarter of 2020.
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
Proton Beam Radiation Therapy Operations (“PBRT”)
PBRT is an alternative to traditional external beam, photon-based radiation delivered by linear accelerators. PBRT, first clinically introduced in the 1950s, has physics advantages compared to photon-based systems which allow PBRT to deliver higher radiation doses to the tumor with less radiation to healthy tissue. PBRT currently treats prostate, brain, spine, head and neck, lung, breast, gastrointestinal tract and pediatric tumors. More than 200,000 patients have been treated with protons worldwide.
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

CUSTOMERS
The Company’s current business is the outsourcing of stereotactic radiosurgery services and radiation therapy services. The Company typically provides the equipment, as well as planning, installation, reimbursement and marketing support services. The majority of the Company’s customers pay the Company on a revenue sharing basis. The market for these services primarily consists of large and medium sized medical centers. The business is capital intensive; the total cost of a Gamma Knife or IGRT facility usually ranges from $3.0 million to $5.5 million, including equipment, site construction and installation; the total cost of a single room PBRT system usually ranges from $30.0M to $40.0M, inclusive of equipment, site construction and installation. The Company pays for the equipment and the medical center generally pays for site and installation costs. The following is a listing of the Company’s sites as of March 1, 2020:

Customers (Gamma Knife except as noted)	Original Term of Contract	Year Contract Began	Basis of Payment

Southwest Texas Methodist Hospital San Antonio, Texas	10 years	1998	Fee per use
Kettering Medical Center Kettering, Ohio	10 years	1999	Revenue sharing
Tufts Medical Center Boston, Massachusetts	10 years	1999	Fee per use
University of Arkansas for Medical Sciences Little Rock, Arkansas	15 years	1999	Revenue sharing
Central Mississippi Medical Center Jackson, Mississippi	10 years	2001	Fee per use
OSF Saint Francis Medical Center Peoria, Illinois	10 years	2001	Fee per use
Albuquerque Regional Medical Center Albuquerque, New Mexico	10 years	2003	Fee per use
Northern Westchester Hospital Mt. Kisco, New York	10 years	2005	Fee per use
Tufts Medical Center (IGRT) Boston, Massachusetts	10 years	2007	Revenue Sharing
USC University Hospital Los Angeles, California	10 years	2008	Fee per use
Ft. Sanders Regional Medical Center Knoxville, Tennessee	10 years	2011	Revenue Sharing
St. Vincent’s Medical Center Jacksonville, Florida	10 years	2011	Revenue Sharing
Sacred Heart Medical Center Pensacola, Florida	10 years	2013	Revenue Sharing
PeaceHealth Sacred Heart Medical Center at RiverBend Eugene, Oregon	10 years	2014	Revenue Sharing
Orlando Health – UF Health Cancer Center Orlando, Florida (PBRT)	10 years	2016	Revenue Sharing
Bryan Medical Center Lincoln, Nebraska	10 years	2017	Revenue Sharing
Methodist Hospital Merrillville, Indiana	10 years	2019	Revenue Sharing
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
One customer accounted for approximately 30%, 26%, and 21% of the Company’s total revenue in 2019, 2018 and 2017, respectively. At December 31, 2019 and 2018, three customers individually accounted for more than 10% of total accounts receivable, in the respective years.

MARKETING
The Company markets its Gamma Knife services through its preferred provider status with Elekta and a direct sales effort led by its Vice President of Sales and Business Development, its Chief Operating Officer and its Chief Executive Officer. The Company markets its PBRT service through a direct sales effort led by its Vice President of Sales and Business Development, its Chief Operating Officer and its Chief Executive Officer. The major advantages to a health care provider in contracting with the Company for its services include:
▪The medical center avoids the high cost of owning the equipment. By not acquiring the equipment supplied by the Company, the medical center is able to allocate the funds otherwise required to purchase and/or finance the equipment to other projects.
▪The Company does not have minimum volume requirements, so the medical center avoids the risk of equipment under-utilization. The medical center pays the Company only for each procedure performed on a patient.
▪For contracts under revenue sharing arrangements, the Company assumes all or a portion of the risk of reimbursement rate changes. The medical center pays the Company only the contracted portion of revenue received from each procedure.
▪The medical center transfers the risk of technological obsolescence to the Company. The medical center and its physicians are not under any obligation to utilize technologically obsolete equipment.
▪The Company provides planning, installation, operating and marketing assistance and support to its customers.
FINANCING
The Company’s Gamma Knife business is operated through GKF. GKF generally finances its U.S. Gamma Knife units, upgrades and additions with loans or finance leases from various finance companies for typically 100% of the cost of each Gamma Knife, plus any sales tax, customs, and duties. The financing is predominantly fully amortized over an 84-month period and is collateralized by the equipment, customer contracts and accounts receivable, and is generally without recourse to the Company and Elekta. The lease financing obtained by Orlando is guaranteed by the Company and collateralized by the equipment, customer contract and accounts receivable related to this project.
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
Conventional linear accelerator-based radiation therapy is the primary competitor of the Company’s proton therapy system at Orlando Health. Although proton beam radiation therapy has been available for many years, it is only recently emerging as a more clinically beneficial alternative to conventional linear accelerators for certain tumors. Utilization of the Company’s proton therapy system is dependent on the acceptance of this technology by Orlando Health’s radiation oncologists and referring physicians, as well as patient self-referrals. There are currently no competing proton therapy facilities near the Company’s site.
There are several competing manufacturers of PBRT systems, including Mevion, IBA Particle Therapy Inc., Varian Medical Systems, Inc., Hitachi Ltd., ProNova Solutions, LLC, Sumitomo Heavy Industries, ProTom International, Inc. and Mitsubishi Electric. The Company has purchased one MEVION S250 and has made deposits towards the purchase of two additional MEVION S250i systems. The Mevion system, as well as single room proton therapy systems from other manufacturers, potentially provides cancer centers the opportunity to introduce single treatment room PBRT services with a cost in the range of approximately $30 to $40 million versus four and five PBRT treatment room programs costing in excess of $120 million. The MEVION S250 system received FDA approval in the second quarter of 2012 and the first clinical treatment occurred in December 2013 at Barnes-Jewish Hospital. The MEVION S250i (Hyperscan) unit, which includes pencil beam scanning, was FDA approved in December 2017. The Company’s first MEVION S250 system in operation at Orlando Health treated its first patient in April 2016. The Company currently does not have customer contracts for its second and third PBRT units.

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
The Company’s ability to secure additional customers for Gamma Knife services and other proton beam radiation therapy services, or other equipment, is dependent on its ability to effectively compete against the manufacturers of these systems selling directly to potential customers and other companies that outsource these services. The Company does not have an exclusive relationship with any manufacturer and has previously lost sales to customers that chose to purchase equipment directly from manufacturers. The Company may continue to lose future sales to such customers and to the Company’s competitors.
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
On July 10, 2019, CMS issued a proposed rule that would implement a new mandatory payment model for radiation oncology services: the Radiation Oncology Alternative Payment Model (“RO APM”). The proposed RO APM would treat prospective episode payments to hospital outpatient departments and freestanding radiation therapy centers for radiation therapy as episodes of care. The RO APM would significantly alter CMS’ payment methodology for radiation oncology services. Under the RO APM, payment would be determined by the patient’s cancer type, as opposed to a traditional volume-based fee-for-service model, and would include select radiation therapy services provided within a 90-day episode. If the RO APM is finalized as proposed, radiation therapy providers and suppliers may be mandatorily required to participate in the model based on whether the radiation therapy is provided within selected geographic areas. CMS projects that approximately 40% of the radiation oncology providers within randomly selected Core Based Statistical Areas (CBSAs) will be included in the model and approximately 60% will continue to receive reimbursement based on fee-for-service methodology. The Company, along with other interested parties, submitted comments to CMS on the proposed rule as part of the notice-and-comment rulemaking process. The comment period concluded on September 16, 2019. It is uncertain whether CMS will finalize the rule as proposed. As a result, the Company cannot estimate the potential impact of adoption of the proposed rule. However, reductions in the reimbursement rates or changes in reimbursement methodology or administration for radiosurgery and radiation therapy could adversely affect the Company’s revenues and financial results. For centers not included in the proposed model, Medicare reimbursement in 2020 for the most commonly used proton therapy delivery codes has recently been established by CMS and is expected to increase by approximately 15.5% and by approximately 3.6% for Gamma Knife. See additional discussion under “Item 1A Risk Factors.”

The average Medicare reimbursement rate trends from 2016 to 2020 are outlined below:
Average Medicare Reimbursement Rate Trends - Gamma Knife

2016	2017	2018	2019	2020
$8,800	$9,000	$9,100	$9,300	$9,600
The average Medicare reimbursement rate trends for PBRT from 2016 to 2020 are outlined below. Patients typically undergo 25-40 delivery sessions.
Average Medicare Reimbursement Rate Trends - PBRT

	2016	2017	2018	2019	2020
Simple without Compensation	$506	$494	$522	$520	$539
Simple with Compensation, Intermediate, or Complex	$1,051	$994	$1,053	$1,079	$1,246
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
Affordable Care Act and Subsequent Regulation
In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, (“Affordable Care Act”), which has resulted in significant changes to the health care industry. The primary goal of the legislation was to extend health care coverage to uninsured legal U.S. residents through both an expansion of public programs and reforms to private sector health insurance. The expansion of insurance coverage was expected to be funded in part by measures designed to promote quality and cost efficiency in health care delivery and by budgetary savings in the Medicare and Medicaid programs. Because the Company is not a health care provider, we were not directly affected by the law, but we could be indirectly affected principally as follows:
•An increase in the number of insured residents could potentially increase the number of patients seeking Gamma Knife or radiation therapy treatment.
•The Company’s retail contracts are subject to reimbursement rate changes for radiosurgery or radiation therapy services by the government or other third-party payors. Any changes to Medicare or Medicaid reimbursement through the repeal or modification of the Affordable Care Act could affect revenue generated from these sites.
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

GOVERNMENT REGULATION
The payment of remuneration to induce the referral of health care business has been a subject of increasing governmental and regulatory focus in recent years. Section 1128B(b) of the Social Security Act (sometimes referred to as the “federal anti-kickback statute”) provides criminal penalties for individuals or entities that offer, pay, solicit or receive remuneration in order to induce referrals for items or services for which payment may be made under the Medicare and Medicaid programs and certain other government funded programs. The Affordable Care Act amended the anti-kickback statute to eliminate the requirement of actual knowledge, or specific intent to commit a violation, of the anti-kickback statute. The Social Security Act authorizes the Office of Inspector General through civil proceedings to exclude an individual or entity from participation in the Medicare and state health programs if it is determined any such party has violated Section 1128B(b) of the Social Security Act. However, the federal anti-kickback statute is subject to evolving interpretations. In the past, the government has enforced the federal anti-kickback statute to reach large settlements with healthcare companies based on sham consulting and other financial arrangements with physicians. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the False Claims Act. The Company believes that it is in compliance with the federal anti-kickback statute. Additionally, the majority of states also have anti-kickback laws, which establish similar prohibitions and, in some cases, may apply to items or services reimbursed by any third-party payor, including commercial insurers.
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
EMPLOYEES
At December 31, 2019, the Company employed nine (9) people on a full-time basis in the United States and five (5) people on a full-time basis in Lima, Peru. None of these employees is subject to a collective bargaining agreement and there is no union representation within the Company. The Company maintains various employee benefit plans and believes that its employee relations are good.
EXECUTIVE OFFICERS OF THE COMPANY
The following table provides current information concerning those persons who serve as executive officers of the Company. The executive officers were appointed by the Board of Directors and serve at the discretion of the Board of Directors.

Name:	Age:	Position:
Ernest A. Bates, M.D.	83	Chairman of the Board of Directors and Chief Executive Officer
Craig K. Tagawa	66	Senior Vice President - Chief Operating and Financial Officer
Ernest R. Bates	53	Vice President of Sales and Business Development

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
The COVID-19 Outbreak May Adversely Affect Our Business Operations and Financial Condition

The recent outbreak of the novel coronavirus COVID-19 pandemic has spread across the globe and has been declared a national emergency. Many states and municipalities in the United States, including California, have announced aggressive actions to reduce the spread of the disease, including limiting non-essential gatherings of people, ceasing all non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing “shelter-in-place” orders, which direct individuals to shelter at their places of residence (subject to limited exceptions). Across our business, healthcare resources are being prioritized for the treatment and management of the outbreak. Consequently, there are delays in delivering Gamma Knife, image guided radiation and proton therapy treatments. The COVID-19 pandemic poses the risk that we or our employees, contractors, customers, government and third party payors and others may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that have been and may continue to be requested or mandated by governmental authorities.

A broad, sustained outbreak of COVID-19 will negatively impact our results for the following reasons: (i) operations at medical facilities, including medical professionals and other medical facility employees, may continue to be subject to prolonged closure or shut down; (ii) medical facilities may continue to defer Gamma Knife, proton and image guided radiation therapy treatments for non-urgent patient cases in order to allocate resources to the care of patients with COVID-19; (iii) patients may continue to defer Gamma Knife, proton and image guided radiation therapy treatments due to real or perceived concerns about the potential spread of COVID-19 in a medical facility setting; (iv) deferred Gamma Knife, proton and image guided radiation therapy treatments may not be rescheduled for a later date; (v) the outbreak materially impacts our operations for a sustained period of time due to the current travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns, including at our corporate headquarters in San Francisco, California, which is currently subject to a shelter-in-place order that remains in force until April 7, 2020 and may be extended; and/or (vi) members of the board, management or employee team, some of whom are particularly at-risk for the severe symptoms of COVID-19, or of our small number of other employees, may become ill or have family members who are ill and are absent as a result, or they may elect not to come to work due to the illness affecting others in our office or facilities.

The occurrence of any of the foregoing events could have a material adverse effect on our business, financial condition and results of operations. The COVID-19 outbreak and mitigation measures have had and may continue to have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition. The extent to which the COVID-19 outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.
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
The average Medicare reimbursement rate trends from 2016 to 2020 are outlined below:
Average Medicare Reimbursement Rate Trends

2016	2017	2018	2019	2020
$8,800	$9,000	$9,100	$9,300	$9,600

The Federal Reimbursement Rate for Proton Therapy May Fluctuate

In July 2019, CMS issued a proposed rule that would implement a new mandatory payment model for radiation oncology services. The proposed rule implementing the payment model has not been finalized and consequently the timing and details of the payment model are uncertain. Any reductions in the reimbursement rates or changes in reimbursement methodology or administration for radiosurgery and radiation therapy could adversely affect the Company’s revenues and financial results.

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
The Market for the Gamma Knife is Limited
There is a limited market for the Gamma Knife, and the market in the United States may be mature. The Company has begun and continued operation at only seven (7) new Gamma Knife sites in the United States since 2011. Due to the substantial costs of acquiring a Gamma Knife unit, we must identify medical centers that possess neurosurgery and radiation oncology departments capable of performing a large number of Gamma Knife procedures. As of December 31, 2019, there were approximately 120 operating Gamma Knife units in the United States, of which fifteen (15) units were owned by the Company. As of December 31, 2019, the Company has two idle Gamma Knife units with a cumulative net book value of $943,000. There are currently no commitments to place into service or trade these units in during 2020. There can be no assurance that we will be successful in placing these idle units or additional units at any sites in the future. The Company’s existing contracts with its customers are fixed in length and there can be no assurance that the customers will wish to extend the contract beyond the end of the term.

The Company Has a High Level of Debt and May Incur Additional Debt to Finance its Operations
The Company’s business is capital intensive. The Company finances its Gamma Knife units through its GKF subsidiary. The amounts financed through GKF have been generally non-recourse to ASHS. The Company financed its first proton therapy unit through its wholly-owned subsidiary, Orlando, and guaranteed the lease financing. The Company’s combined long-term debt and finance leases totaled $15,366,000 as of December 31, 2019 and is collateralized by its Gamma Knife, MEVION S250 and other assets, including accounts receivable and future proceeds from any contract between the Company and any end user of the financed equipment. Depending on the Company’s financing requirements and market conditions, the Company may seek to finance its operations by incurring additional long-term debt in the future. The Company’s current level of debt may adversely affect the Company’s ability to secure additional credit in the future, and as a result may affect operations and profitability. If a default on debt occurs in the future, the Company’s creditors would have the ability to accelerate the defaulted loan, to seize the Gamma Knife or MEVION S250 units or other equipment with respect to which default has occurred, and to apply any collateral they may have at the time to cure the default.
A Small Number of Customers Account for a Major Portion of our Revenues
A limited number of customers have historically accounted for a substantial portion of the Company’s total revenue, and the Company expects such customer concentration to continue for the foreseeable future. For example, in 2019, three (3) customers in total accounted for approximately 50% of the Company’s revenue. The loss of a significant customer or a significant decline in the business from the Company’s largest customers could have a material adverse effect on the Company’s business and results of operations.
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

New Technology and Products Could Result in Equipment Obsolescence
There is constant change and innovation in the market for highly sophisticated medical equipment. New and improved medical equipment can be introduced that could make the Gamma Knife technology obsolete and that would make it uneconomical to operate. During 2000, Elekta introduced an upgraded Gamma Knife which cost approximately $3.6 million plus applicable tax and duties. This upgrade includes an Automatic Positioning System™ (“APS”), and therefore involved less health care provider intervention. In early 2005, Elekta introduced a new upgrade, the Gamma Knife Model 4C (“Model 4C”). The cost to upgrade existing units to the Model 4C with APS was approximately $200,000 to $1,000,000, depending on the current Gamma Knife configuration. In 2006 Elekta introduced a new model of the Gamma Knife, the Perfexion, which costs approximately $4.5 million plus applicable taxes and duties. The Perfexion can perform procedures faster than previous Gamma Knife models and it involves less health care personnel intervention. In 2015, Elekta introduced the Leksell Gamma Knife Icon ™. The Perfexion is upgradeable to the Icon platforms which has enhanced imaging capabilities allowing for treatment without a head frame and the treatment of larger tumors. Existing model 4Cs of the Gamma Knife are not upgradeable to the Perfexion model. As of March 1, 2020, all the Company’s Gamma Knife units in the United States are Perfexion models and one (1) of these Perfexion units has the Icon upgrade. The failure to acquire or use new technology and products could have a material adverse effect on our business and results of operations.
The Company Has Invested in a Proton Beam Business
We have committed a substantial amount of our financial resources to next-generation proton beam technology. The first MEVION S250 system began treating patients in December 2013. The Company’s first MEVION S250 system began treating patients in April 2016. The Company has committed to purchase two (2) additional MEVION S250i systems and has already made deposits of $2,250,000 towards this commitment. There can be no assurance that we will be able to finance the two additional systems.
The Trading Volume of Our Common Stock is Low
Although our common stock is listed on the NYSE American, our common stock has historically experienced low trading volume. Reported average daily trading volume in our common stock for the three-month period ended December 31, 2019 was approximately 10,000 shares. There is no reason to think that a more significant active trading market in our common stock will develop in the future. Limited trading volume subjects our common stock to greater price volatility and may make it difficult for you to sell your shares in a quantity or at a price that is attractive to you.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The Company's corporate offices are located at Two Embarcadero Center, Suite 410, San Francisco, California, where it leases approximately 3,253 square feet for $20,143 per month with a lease expiration date in August 2023. The Company has a satellite office in Fairfield, California, where it leases 895 square feet for $2,940 per month with a lease expiration date in April 2020. The Company does not plan to renew this lease upon expiration. The Company also owns and operates a stand-alone Gamma Knife facility in Lima, Peru where it leases approximately 1,600 square feet for approximately $5,000 per month with a lease expiration date in January 2024.
For the year ended December 31, 2019 the Company's aggregate net rental expenses for all properties were approximately $380,000.
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
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividend Policy
The Company's common shares, no par value (the “Common Shares”), are currently traded on the NYSE American. At December 31, 2019, the Company had 5,817,000 issued and outstanding common shares, 450,000 common shares reserved for options, 3,000 unvested restricted stock units issued, 309,000 vested restricted stock units and 129,000 restricted stock awards reserved for issuance.
The following table sets forth the high and low closing sale prices of the Common Shares of the Company on the New York Stock Exchange for each full quarter for the last two fiscal years.

	Prices for Common Shares
Quarter Ending	High	Low
March 31, 2018	$2.87	$2.50
June 30, 2018	$2.89	$2.30
September 30, 2018	$3.50	$2.65
December 31, 2018	$3.89	$2.33
March 31, 2019	$2.95	$2.33
June 30, 2019	$3.21	$2.58
September 30, 2019	$3.09	$2.44
December 31, 2019	$2.68	$2.34
The Company estimates that there were approximately 1,100 beneficial holders of its Common Shares at December 31, 2019.
There were no dividends declared or paid during 2019, 2018, or 2017.
Stock Repurchase Program
In 1999 and 2001, the Board of Directors approved resolutions authorizing the Company to repurchase up to a total of 1,000,000 shares of its common stock on the open market from time to time at prevailing prices, and in 2008 the Board of Directors reaffirmed these authorizations. In 2019, 2018, and 2017 there were no shares repurchased by the Company. A total of approximately 928,000 shares have been repurchased in the open market pursuant to these authorizations at a cost of approximately $1,957,000. As of December 31, 2019, there were approximately 72,000 shares remaining under the repurchase authorizations.
Shareholder Rights Plan
On March 22, 1999, the Company adopted a Shareholder Rights Plan (“Plan”). Under the Plan, the Company made a dividend distribution of one Right for each outstanding share of the Company’s common stock as of the close of business on April 1, 1999. The Rights become exercisable only if any person or group, with certain exceptions, becomes an “acquiring person” (acquires 15% or more of the Company’s outstanding common stock) or announces a tender or exchange offer to acquire 15% or more of the Company’s outstanding common stock. The Company’s Board of Directors adopted the Plan to protect shareholders against a coercive or inadequate takeover offer. The plan terminated on April 1, 2019.
Equity Compensation Plans
During 2019, 3,000 restricted stock units, 33,000 restricted stock units for deferred compensation and 18,000 options were issued. Additional information regarding our equity compensation plans is incorporated herein by reference from the 2020 Proxy Statement. Also, see Note 9 - “Shareholders’ Equity” to the Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA
Summary of Operations

	Year Ended December 31,
	(Amounts in thousands except per share data)
	2019	2018	2017	2016	2015
Revenue	$20,605	$19,714	$19,556	$18,700	$16,548
Costs of revenue	13,685	12,228	10,893	9,905	9,833
Selling and administrative expense	4,060	3,994	4,323	3,802	3,496
Interest expense	1,318	1,631	1,927	1,707	1,239
Total expenses	19,063	17,853	17,143	15,414	14,568
Income (loss) from operations	1,542	1,861	2,413	3,286	1,980
Proceeds received from investment in equity securities	0	22	0	0	0
(Loss) on write-down investment in equity securities	0	0	(579)	0	(2,140)
(Loss) on early extinguishment of debt	0	0	0	(108)	0
Interest and other income	16	198	3	15	18
Income (loss) before income taxes	1,558	2,081	1,837	3,193	(142)
Income tax expense (benefit)	128	451	(1,103)	943	434
Net income (loss)	1,430	1,630	2,940	2,250	(576)
Less net income attributable to non-controlling interest	(771)	(607)	(1,017)	(1,320)	(946)
Net income (loss) attributable to ASHS	$659	$1,023	$1,923	$930	$(1,522)
Net income (loss) per common share attributable to ASHS:
Basic	$0.11	$0.18	$0.33	$0.17	$(0.28)
Diluted	$0.11	$0.17	$0.33	$0.17	$(0.28)
See accompanying note (1)

Balance Sheet Data

	As of December 31,
	(Amounts in thousands)
	2019	2018	2017	2016	2015
Cash and cash equivalents	$1,429	$1,442	$2,152	$2,871	$2,209
Restricted cash	350	350	350	250	50
Working capital (deficit)	2,528	472	(114)	(815)	(2,691)
Total assets	53,783	57,502	58,176	60,598	54,114
Current portion of long-term debt and finance leases	5,235	6,526	7,273	7,078	7,005
Long-term debt/finance leases, less current portion	10,131	13,640	15,870	19,958	16,113
Shareholders' equity	$31,811	$31,048	$29,885	$27,137	$25,180
See accompanying note (1)
(1) In 1995, the Company entered into an operating agreement granting to American Shared Radiosurgery Services (a California corporation and a wholly-owned subsidiary of the Company) an 81% ownership interest in GKF. During 2010 and 2011, GKF established new operating subsidiaries, GKPeru, AGKE, and JGKE, and other subsidiaries that are not yet operational. Accordingly, the financial data for the Company presented above include the results of GKF and its subsidiaries for the periods 2015 through 2019.
This financial data as of December 31, 2019 and 2018 and for the years ended December 31, 2019 and 2018 should be read in conjunction with our consolidated financial statements and the notes thereto beginning on page F-1 of this report and with Item 7– “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The World Health Organization has declared the recent COVID-19 outbreak a public health emergency. The extent of the impact of the COVID-19 outbreak on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and its impact on our customers, which are uncertain and cannot be fully predicted at this time. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers and stockholders. At this point, the extent to which the COVID-19 outbreak may impact our financial condition or results of operations is uncertain. The effect of the COVID-19 outbreak will not be fully reflected in our results of operations until future periods.
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

Revenue Recognition
The Company recognizes revenues under Accounting Standards Codification (“ASC”) 842 Leases (“ASC 842”) and ASC 606 Revenue from Contracts with Customers (“ASC 606”). The Company had sixteen Gamma Knife units, one PBRT system and one IGRT machine in operation as of December 31, 2019. Three of the Company’s customer contracts are through subsidiaries where GKF or its subsidiary is the majority owner and managing partner. Seven (7) of the Company’s sixteen current Gamma Knife customers are under fee-per-use contracts, and eight (8) customers are under retail arrangements. The Company, through GKF, also owns and operates a single-unit Gamma Knife facility in Lima, Peru. This unit economically functions similarly to the Company’s turn-key retail arrangements. The Company’s contracts to provide radiation therapy and related equipment services to an existing Gamma Knife customer and the Company’s PBRT system at Orlando Health – UF Health Cancer Center (“Orlando Health”), are also considered retail arrangements.
Rental Income from Medical Services
The Company recognizes revenues under ASC 842 when services have been rendered and collectability is reasonably assured, on either a fee per use or revenue sharing basis. The terms of the contracts do not contain any guaranteed minimum payments. The Company’s contracts are typically for a ten-year term and are classified as either fee per use or retail. Retail arrangements are further classified as either turn-key or revenue sharing. Revenues from fee per use contracts is determined by each hospital’s contracted rate. Revenues are recognized at the time the procedures are performed, based on each hospital’s contracted rate and the number of procedures performed. Under revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital. The amount the Company expects to receive is recorded as revenue and estimated based on historical experience. Revenue estimates are reviewed periodically and adjusted as necessary. Under turn-key arrangements, the Company receives payment from the hospital in the amount of the hospital’s reimbursement from third party payors, and the Company is responsible for paying all the operating costs of the equipment. Operating costs are determined primarily based on historical treatment protocols and cost schedules with the hospital. The Company records an estimate of operating costs which are reviewed on a regular basis and adjusted as necessary to more accurately reflect the actual operating costs. For turn-key sites, the Company also shares a percentage of net operating profit. The Company records an estimate of net operating profit based on estimated revenues, less estimated operating costs. The operating costs and estimated net operating profit are recorded as other direct operating costs in the consolidated statement of operations. As of December 31, 2019, the Company recognized revenues of approximately $19,396,000 under ASC 842.
Revenue from retail arrangements amounted to approximately 64%, 70% and 64% of total revenue for the years ended December 31, 2019, 2018 and 2017, respectively. Because the revenue estimates are reviewed on a quarterly basis, any adjustments required for past revenue estimates would result in an increase or reduction in revenue during the current quarterly period.

Patient Income

The Company has a stand-alone facility in Lima, Peru, where a contract exists between GKPeru and the individual patient treated at the facility. Under ASC 606, the Company acts as the principal in this transaction and provides, at a point in time, a single performance obligation, in the form of a Gamma Knife treatment. Revenue related to a Gamma Knife treatment is recognized on a gross basis at the time when the patient receives treatment. There is no variable consideration present in the Company’s performance obligation and the transaction price is agreed upon per the stated contractual rate. Payment terms are typically prepaid for self-pay patients and insurance provider payments are paid net 30 days. The Company did not capitalize any incremental costs related to the fulfillment of its customer contracts. Accounts receivable earned by GKPeru were not significant as of December 31, 2019. As of December 31, 2019, the Company recognized revenues of approximately $1,209,000 under ASC 606.
2019 Results
For the year ended December 31, 2019, 66% of the Company’s revenue was derived from its Gamma Knife business, 30% was derived from the PBRT system, and the remaining 4% from its IGRT business. For the year ended December 31, 2018, 69% of the Company’s revenue was derived from its Gamma Knife business, 26% was derived from the PBRT system, and the remaining 5% from its IGRT business. For the year ended December 31, 2017, 76% of the Company’s revenue was derived from its Gamma Knife business, 21% was derived from the PBRT system, and the remaining 3% from its IGRT business.

TOTAL REVENUE

(in thousands)	2019	Increase (Decrease)	2018	Increase (Decrease)	2017
Total revenue	$20,605	4.5%	$19,714	0.8%	$19,556
Total revenue in 2019 increased 4.5% compared to 2018 primarily due to increased PBRT volumes. Total revenue in 2018 was generally consistent with 2017.
Gamma Knife Revenue

	2019	Increase (Decrease)	2018	Increase (Decrease)	2017
Revenue from Gamma Knife (in thousands)	$13,551	(0.2)%	$13,578	(8.6)%	$14,848
Number of Gamma Knife procedures	1,498	2.6%	1,460	(10.5)%	1,631
Average revenue per procedure	$9,046	(2.7)%	$9,300	2.2%	$9,104
Gamma Knife revenue for 2019 was $13,551,000 compared to $13,578,000 in 2018. Gamma Knife revenue for 2018 was $13,578,000 compared to $14,848,000 in 2017. Gamma Knife revenue for 2019 decreased $27,000 compared to 2018 due to a lower average reimbursement at the Company's retail sites. Gamma Knife revenue for 2018 decreased $1,270,000 compared to 2017 due to three customer contracts that expired in April 2017, August 2017 and April 2018, respectively.
The number of Gamma Knife procedures performed in 2019 increased 38 compared to 2018 due to the Company's new site in Merrillville, Indiana which began treating patients in January 2019 and the Company's stand-alone facility in Lima, Peru. The number of Gamma Knife procedures performed in 2018 decreased 171 compared to 2017, due to three customer contracts that expired in April 2017, August 2017, and April 2018, respectively.
Revenue per procedure decreased by $254 and increased by $196 in 2019 and 2018 compared to 2018 and 2017, respectively. For 2019, the decrease was due to lower average reimbursement at the Company's retail sites. For 2018, the increase was primarily due to the expiration of a high volume, low reimbursement rate customer contract in April 2017.
Proton Therapy Revenue

	2019	Increase (Decrease)	2018	Increase (Decrease)	2017
Revenue from PBRT (in thousands)	$6,214	23.2%	$5,042	22.4%	$4,120
Number of PBRT fractions	6,018	17.1%	5,141	12.9%	4,554
Average revenue per fraction	$1,033	5.3%	$981	8.4%	$905
PBRT revenue for 2019 was $6,214,000 compared to $5,042,000 and $4,120,000 in 2018 and 2017, respectively. The number of PBRT fractions performed in 2019 was 6,018 compared to 5,141 and 4,554 in 2018 and 2017. Revenue per fraction in 2019 was $1,033 compared to $981 and $905 in 2018 and 2017, respectively. The Company’s first MEVION S250 system was placed at Orlando Health and treated its first patient in April 2016 and revenues and volumes have continued to increase since its first year of operations.
IGRT Revenue

(in thousands)	2019	Increase (Decrease)	2018	Increase (Decrease)	2017
Revenue from IGRT	$840	(23.2)%	$1,094	86.1%	$588
IGRT revenue for 2019 was $840,000 compared to $1,094,000 and $588,000 in 2018 and 2017, respectively. IGRT revenue decreased for 2019 due to the site preparing for the unit to come offline. IGRT revenue increased for 2018 due to increased volumes at the Company’s existing site.
COSTS OF REVENUE

(In thousands)	2019	Increase (Decrease)	2018	Increase (Decrease)	2017
Total costs of revenue	$13,685	11.9%	$12,228	12.3%	$10,893
Percentage of total revenue	66.4%		62.0%		55.7%

The Company's costs of revenue, consisting of maintenance and supplies, depreciation and amortization, and other operating expenses (such as insurance, property taxes, sales taxes, marketing costs and operating costs from the Company’s retail sites) increased by $1,457,000 in 2019 and $1,335,000 in 2018 compared to 2018 and 2017, respectively.
Maintenance and supplies costs as a percentage of total revenue were 12.7%, 12.2%, and 6.9% in 2019, 2018, and 2017, respectively. Maintenance and supplies costs increased by $219,000 and $1,040,000 in 2019 and 2018 compared to 2018 and 2017, respectively. The increase in 2019 and 2018 compared to 2018 and 2017, respectively, was due to the Company’s PBRT maintenance contract which began September 2017. The PBRT maintenance contract renews annually every September and is for a five (5) year period. On December 20, 2018, the Company signed a Second Amendment to the Mevion Service Agreement (defined below), where the Company agreed to increase the annual service payment by $250,000, effective for the second service year, and for each year thereafter.
Depreciation and amortization costs as a percentage of total revenue were 35.6%, 34.2%, and 33.8% in 2019, 2018 and 2017, respectively. Depreciation and amortization costs increased $596,000 and $144,000 in 2019 and 2018 compared to 2018 and 2017, respectively. The increase in 2019 compared to 2018 was due to depreciation incurred on the Company's Gamma Knife and IGRT equipment at its location in Boston, Massachusetts. These contracts are set to expire in the second quarter of 2020. The increase in 2018 compared to 2017 was due to depreciation incurred on the Company’s Gamma Knife in Peru, which began operations in July 2017, and depreciation incurred on the PBRT system.
Other direct operating costs as a percentage of total revenue were 18.1%, 15.6%, and 15.0% in 2019, 2018 and 2017, respectively. Other direct operating costs increased by $642,000 and $151,000 in 2019 and 2018 compared to 2018 and 2017, respectively. The increase in 2019 and 2018 is due to operating costs incurred by the Company’s PBRT system and operating costs for the Company’s Gamma Knife site in Peru, which began treating patients in July 2017.
SELLING AND ADMINISTRATIVE EXPENSE

(In thousands)	2019	Increase (Decrease)	2018	Increase (Decrease)	2017

Selling and administrative costs	$4,060	1.7%	$3,994	(7.6)%	$4,323
Percentage of total revenue	19.7%		20.3%		22.1%
The Company's selling and administrative costs increased $66,000 and decreased $329,000 in 2019 and 2018 compared to 2018 and 2017, respectively. The increase in 2019 was due to salaries and wages. The decrease in 2018 was driven by legal fees, severance expense incurred in 2017, and stock-based compensation incurred in 2017, related to performance awards.
INTEREST EXPENSE

(In thousands)	2019	Increase (Decrease)	2018	Increase (Decrease)	2017

Interest expense	$1,318	(19.2)%	$1,631	(15.4)%	$1,927
Percentage of total revenue	6.4%		8.3%		9.9%
The Company's interest expense decreased $313,000 and $296,000 in 2019 and 2018 compared to 2018 and 2017, respectively. The decrease in 2019 and 2018 compared to 2018 and 2017 is primarily due to a lower average principal base for the Company’s lease and debt portfolio, effectively reducing interest expense.
PROCEEDS RECEIVED FROM INVESTMENT IN EQUITY SECURITIES

(In thousands)	2019	Increase (Decrease)	2018	Increase (Decrease)	2017

Proceeds received from investment in equity securities	$0	*	$22	*	$0

Percentage of total revenue	0.0%		0.1%		0.0%
*Not meaningful

Proceeds received from the Company’s investment in equity securities was $0 in 2019 compared to $22,000 in 2018 and $0 in 2017. As of December 31, 2017, the Company adjusted the carrying value of its investment in equity securities to the determined fair value of $0 and recorded a $579,000 impairment loss. Following a round of financing in the second quarter 2018, the Company’s investment in equity securities (preferred and common shares) was cancelled. The Company’s investment in common and preferred shares were valued at $0 and $22,000, respectively, resulting in cash proceeds of $22,000 from its investment in equity securities. The Company no longer has any ownership interest in the entity in which it previously held an equity investment.
(LOSS) ON WRITE DOWN INVESTMENT IN EQUITY SECURITIES

(In thousands)	2019	Increase (Decrease)	2018	Increase (Decrease)	2017

(Loss) on write down investment in equity securities	$0	*	$0	*	$(579)

Percentage of total revenue	0.0%		0.0%		(3.0)%
*Not meaningful
(Loss) on the write down of the Company’s investment in equity securities was $0 in 2019 and 2018 compared to $579,000 in 2017. For 2017, the (loss) on the write down of investment in equity securities is due to the other-than-temporary assessment performed at December 31, 2017. The Company adjusted the carrying value of its investment in Mevion to the determined fair value of $0 and recorded a $579,000 impairment loss during the year ended December 31, 2017.
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
INTEREST AND OTHER INCOME

(In thousands)	2019	Increase (Decrease)	2018	Increase (Decrease)	2017

Interest and other income	$16	(91.9)%	$198	6,500.0%	$3

Percentage of total revenue	0.1%		1.0%		0.0%
Interest and other income decreased $182,000 and increased $195,000 in 2019 and 2018 compared to 2018 and 2017, respectively. The decrease in 2019 and increase in 2018 was due to an insurance reimbursement received from the Company’s business interruption coverage. In the third quarter of 2018, the PBRT unit at Orlando Health sustained water damage resulting from the facility’s water evacuation system. The PBRT system was down for two weeks as a result. The Company received approximately $185,000. Interest and other income is generally comprised of interest expense and interest earned, and increases or decreases generally reflect fluctuations in these amounts.
INCOME TAX EXPENSE

(In thousands)	2019	Increase (Decrease)	2018	Increase (Decrease)	2017

Income tax expense (benefit)	$128	(71.6)%	$451	140.9%	$(1,103)
Percentage of total revenue	0.6%		2.3%		(5.6)%
Percentage of income, after net income attributable to non-controlling interests, and before income taxes	16.3%		30.6%		(134.5)%

Income tax expense decreased $323,000 and increased $1,554,000 in 2019 and 2018 compared to 2018 and 2017, respectively. During the year ended December 31, 2019, the Company released the valuation allowance related to GKPeru deferred tax assets, which resulted in an income tax benefit of $104,000. The Company concluded, based upon the preponderance of positive evidence (i.e. cumulative profit before tax adjusted for permanent items over the previous twelve quarters, a history of taxable income in recent periods, and the current forecast of income before taxes for GKPeru going forward) over negative evidence and the anticipated ability to use the deferred tax assets, that it was more likely than not that the deferred tax assets will be realized. If there are unfavorable changes to actual operating results or to projections of future income, the Company may determine that it is more likely than not such deferred tax assets may not be realizable.
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
The Company anticipates that it will continue to record income tax expense if it operates profitably in the future. Currently there are state income tax payments required for most states in which the Company operates. At December 31, 2019, the Company exhausted the remainder of its net operating loss carryforward for federal income tax return purposes. The Company has net operating loss carryforwards for state income tax purposes.
NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS

(In thousands)	2019	Increase (Decrease)	2018	Increase (Decrease)	2017

Net income attributable to non-controlling interests	$771	27.0%	$607	(40.3)%	$1,017

Percentage of total revenue	3.7%		3.1%		5.2%
Net income attributable to non-controlling interests increased $164,000 and decreased $410,000 in 2019 and 2018 compared to 2018 and 2017, respectively. Net income attributable to non-controlling interests represents the pre-tax income earned by the 19% non-controlling interest in GKF, and the pre-tax income or losses of the non-controlling interests in various subsidiaries controlled by GKF. The decrease or increase in net income attributable to non-controlling interests reflects the relative profitability of GKF. The increase in 2019 compared to 2018 was primarily driven by one of GKF's subsidiares of which GKF owns 51%.
NET INCOME ATTRIBUTABLE TO AMERICAN SHARED HOSPITAL SERVICES

(In thousands, except per share amounts)	2019	Increase (Decrease)	2018	Increase (Decrease)	2017

Net income attributable to ASHS	$659	(35.6)%	$1,023	(46.8)%	$1,923
Net income per share attributable to ASHS, diluted	$0.11	(35.3)%	$0.17	(48.5)%	$0.33
Net income attributable to American Shared Hospital Services was $659,000 in 2019 compared to $1,023,000 in 2018, and $1,923,000 in 2017. Net income decreased $364,000 in 2019 compared to 2018 due to increased operating costs associated with the Company's stand-alone facility in Lima, Peru and depreciation expense incurred at one of the Company's Gamma Knife and the Company's IGRT site. Excluding the adjustment to the Company’s income tax provision, because of the Tax Act of $1,546,000, and the write-down of the Company’s investment in Mevion of $579,000 in 2017, net income in 2018 increased $45,000 compared to 2017.

IMPAIRMENT ANALYSIS OF INVESTMENT IN EQUITY SECURITIES
As of December 31, 2019, and 2018 the Company had a $0 investment in the common stock of Mevion. The Company previously accounted for this investment under the cost method. The Company previously carried its investment in Mevion at cost and reviewed it for impairment on a quarterly basis, or as events or circumstances might have indicated that the carrying value of the investment may not be recoverable.
Based on guidance provided in ASC 320 Investments–Debt and Equity Securities (“ASC 320”) and Staff Accounting Bulletins (“SAB”) Topic 5M Other Than Temporary Impairment (“OTTI”) of Certain Investments in Equity Securities (“SAB Topic 5M”), the Company analyzed the related events of Mevion, that occurred in the second and third quarters of 2015 and its impact on the Company’s investment. The Company determined that these circumstances indicated a decline in value of its Mevion investment that was other-than-temporary and concluded that a write-down of the carrying value should be recognized. As of June 30, 2015, the Company adjusted its investment in Mevion to the estimated fair value of $600,000 and recorded a $2,114,000 impairment loss. The $2,114,000 other than temporary impairment of its investment in Mevion is recorded in other income (loss) on the Company’s Consolidated Statement of Operations.
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
LIQUIDITY AND CAPITAL RESOURCES
The Company had cash and cash equivalents of $1,429,000 at December 31, 2019 compared to $1,442,000 at December 31, 2018, a decrease of $13,000. The Company’s expected primary cash needs on both a short and long-term basis are for capital expenditures, business expansion, working capital, and other general corporate purposes.
Operating activities provided cash of $8,047,000 in 2019, which was driven by net income of $1,430,000, non-cash charges for depreciation and amortization of $7,411,000, net accrued interest on lease financing of $29,000, stock-based compensation expense of $230,000, non-cash lease expense of $256,000, interest expense associated with lease liabilities of $76,000, changes in prepaid and other assets of $260,000, changes in other accrued liabilities and deferred revenue of $28,000, net insurance proceeds of $160,000 and income taxes payable of $130,000. These were partially offset by an income tax benefit of $444,000, changes in receivables of $1,187,000, and net lease liabilities of $332,000.
The Company’s trade accounts receivable increased by $1,392,000 to $6,894,000 at December 31, 2019 from $5,502,000 at December 31, 2018, primarily due to accounts receivable related to the ramping up of revenues for the PBRT system which began operations in April 2016 and an outstanding payment related to a contractual Medicare adjustment for one of the Company's Gamma Knife contracts, which was collected in January 2020. The number of days revenue (sales) outstanding (“DSO”) in accounts receivable as of December 31, 2019 increased to 122 days compared to 102 days at December 31, 2018. DSO can and does fluctuate depending on timing of customer payments received and the mix of fee per use versus retail customers. Retail sites generally have longer collection periods than fee per use sites.
Investing activities used $990,000 of cash in 2019 due to payments made towards the purchase of property and equipment.
Financing activities used $7,070,000 of cash during 2019, primarily due to principal payments on long-term debt of $1,980,000, principal payments towards finance leases of $4,142,000, principal payments on short-term financing of $51,000, and distributions to non-controlling interests of $939,000. These decreases were offset by proceeds from options exercised of $42,000.

The Company had working capital at December 31, 2019 of $2,528,000 compared to working capital of $472,000 at December 31, 2018. The $2,056,000 increase in net working capital was due to an increase in accounts receivable and other receivables of $1,322,000, increases in prepaid and other assets of $624,000, decrease in accrued liabilities of $25,000, decreases in finance leases of $698,000, and decreases in long term debt of $593,000. This was offset by a decrease in cash of $13,000, net decrease in insurance receivable of $160,000, increase in accounts payable of $122,000, income taxes payable of $130,000, increase in short-term financing of $475,000, increase in lease liabilities of $279,000, and an increase in employee compensation and benefits of $27,000. The Company believes that its cash flow from cash on hand, operations, and other cash resources are adequate to meet its scheduled debt and finance lease obligations during the next 12 months. See additional discussion below related to commitments.
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
CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES AND OFF-BALANCE SHEET ARRANGEMENTS
The following table presents, as of December 31, 2019, the Company’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the notes to the consolidated financial statements referenced below.
For purposes of this table, these commitments are listed in the less than 1 year and 1-3-year categories.

	Payments Due by Period
Contractual Obligations	Total amounts committed	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term debt (includes interest)	$3,922,000	1,689,000	1,480,000	335,000	418,000
Finance leases (includes interest)	13,580,000	4,610,000	8,449,000	521,000	—
Future equipment purchases	40,910,000	1,750,000	39,160,000	—	—
Equipment service contracts	10,096,000	1,847,000	4,655,000	1,734,000	1,860,000
Operating leases	1,180,000	319,000	856,000	5,000	—

Total contractual obligations	$69,688,000	$10,215,000	$54,600,000	$2,595,000	$2,278,000
Further discussion of the long-term debt commitment is included in Note 5, finance leases in Note 6, and operating leases in Note 11 of the consolidated financial statements.
On December 20, 2018, the Company signed Second Amendments to two System Build Agreements (the “Amendments”) for the Company’s second and third Mevion PBRT units. The Company and Mevion have agreed to upgrade the second and third PBRT units for which the Company has purchase commitments. The Company is actively seeking sites for these units but, to date, has not entered into agreements with any party for either placement of a PBRT unit or the related financing. The Company projects that it will be required to commence delivery of the second and third PBRT units no later than 2023. In the event the Company is unable to enter into customer agreements within the requisite time frame or receive an extension from Mevion, the Company could forfeit its deposits, which are described below.

As of December 31, 2019, the Company had commitments, after deposits, to purchase two MEVION S250i PBRT systems for $34,000,000 and the Company had $2,250,000 in non-refundable deposits toward the purchase of these two PBRT systems from Mevion Medical Systems, Inc. (“Mevion”). The non-refundable deposits are recorded in the Consolidated Balance Sheets as deposits and construction in progress.

As of December 31, 2019, the Company had commitments to perform five Cobalt-60 reloads and install five Leksell Gamma Knife Icon Systems (“Icon”) at existing customer sites, and purchase one LINAC system, to be placed at a new customer site. The Cobalt-60 reloads, Icon upgrades, and LINAC purchase are scheduled to occur between 2020 and 2022. Total Gamma Knife and LINAC commitments as of December 31, 2019 were $6,910,000. Two of the five Cobalt-60 reloads were completed and financed during the first quarter of 2020. It is the Company’s intent to finance the remaining commitments. There are no significant cash requirements, pending financing, for these commitments in the next 12 months. There can be no assurance that financing will be available for the Company’s current or future projects, or at terms that are acceptable to the Company.

On July 21, 2017, the Company entered into a Maintenance and Support Agreement (the “Mevion Service Agreement”) with Mevion, which provides for maintenance and support of the Company’s PBRT unit at Orlando Health. The Mevion Service Agreement began September 5, 2017 and renews annually. The agreement requires an annual prepayment of $1,562,000 which was made on September 6, 2019 for the current contractual period. This payment portion was recorded as a prepaid contract and will be amortized over the one-year service period. The Mevion Service Agreement is for a five (5) year period. On December 20, 2018, the Company signed a Second Amendment to the Mevion Service Agreement, where the Company agreed to increase the annual service payment by $250,000, effective for the second service year, and for each year thereafter. The Company paid the additional $250,000 owed for the second service year on September 6, 2019.

As of December 31, 2019, the Company had commitments to service and maintain its Gamma Knife and PBRT equipment. The service commitments are carried out via contracts with Mevion, Elekta and Mobius Imaging, LLC. In addition, in April 2019, the Company signed agreements to service the Icon upgrades which will be installed at various dates between 2020 and 2022. The Company’s commitment to purchase a LINAC system also includes a 9-year agreement to service the equipment. Total service commitments as of December 31, 2019 were $10,096,000. The Gamma Knife and certain other service contracts are paid monthly, as service is performed. The Company believes that cash flow from cash on hand and operations will be sufficient to cover these payments.
The Company estimates the following commitments for each of the equipment systems, with expected timing of payments as follows as of December 31, 2019:

	2020	Thereafter	Total
Proton Beam Units	$—	$34,000,000	$34,000,000

Gamma Knife & LINAC Units	1,750,000	5,160,000	6,910,000

Service Contracts	1,847,000	8,249,000	10,096,000

Total Commitments	$3,597,000	$47,409,000	$51,006,000

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The table below presents information about certain market-sensitive financial instruments as of December 31, 2019. The fair values were determined based on quoted market prices for the same or similar instruments.

	Payments Due by Period
(amounts in thousands)	2020	2021	2022	2023	2024	There- after	Total	Fair Value

Fixed rate long-term debt and present value of finance leases	$5,237	$6,409	$1,439	$1,073	$808	$400	$15,366	$15,371

Average interest rates	8.3%	8.7%	6.5%	6.1%	6.1%	6.3%	7.9%

We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage or prepayment features.
At December 31, 2019, we had no significant long-term, market-sensitive investments.
We have no affiliation with partnerships, trusts or other entities whose purpose is to facilitate off-balance sheet financial transactions or similar arrangements, and therefore have no exposure to the financing, liquidity, market or credit risks associated with such entities.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See the Index to Consolidated Financial Statements and Financial Statement Schedules included at page F-1 of this report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
(a)Evaluation of disclosure controls and procedures.
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
(b)Management’s report on internal control over financial reporting.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment management believes that, as of December 31, 2019, the Company’s internal control over financial reporting is effective based on those criteria.
(c)Changes in internal controls over financial reporting.
Our Chief Executive Officer and our Chief Financial Officer have evaluated the changes to the Company’s internal control over financial reporting that occurred during our last fiscal quarter ended December 31, 2019, as required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding directors is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2020 Annual Meeting of Shareholders (the “2020 Proxy Statement”). Information regarding executive officers of the Company, included herein under the caption “Executive Officers of the Company” in Part I, Item 1 above, is incorporated herein by reference.
Information concerning the identification of our standing audit committee required by this Item is incorporated by reference from the 2020 Proxy Statement.
Information concerning our audit committee financial experts required by this Item is incorporated by reference from the 2020 Proxy Statement.
Information concerning compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference from the 2020 Proxy Statement.
We have adopted a Code of Ethics that is available on our website at www.ashs.com. The information on our website is not part of this report. You may also request a copy of this document free of charge by writing our Corporate Secretary.
ITEM 11. EXECUTIVE COMPENSATION
Information required by this Item is incorporated herein by reference from the 2020 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item is incorporated herein by reference from the 2020 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item is incorporated herein by reference from the 2020 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this Item is incorporated herein by reference from the 2020 Proxy Statement.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Financial Statements and Schedules.
The following Financial Statements and Schedules are filed with this Report:
Report of Independent Registered Public Accounting Firm
Audited Consolidated Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statement of Shareholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Financial Statement Schedules- no schedules are included since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.
(b)Exhibits.
The following Exhibits are filed with this Report.

Exhibit Number		Incorporated by reference herein
	Description	Form	Exhibit	Date

3.1	Articles of Incorporation of the Company.	10-Q 001-08789	3.1	5/15/2017

3.1a	Articles of Incorporation of the Company, as amended.	10-K 001-08789	3.1	3/27/2017

3.2	By-laws of the Company, as amended and restated dated as of June 21, 2016.	10-Q 001-08789	3.2	5/15/2017

4.1	Rights Agreement dated as of March 22, 1999 between American Shared Hospital Services and American Stock Transfer & Trust Company, as Rights Agent.	8-K 001-08789	4	4/1/1999

4.1a	First Amendment to Rights Agreement dated as of March 12, 2009 between American Shared Hospital Services and American Stock Transfer & Trust Company, as Rights Agent.	8-K 001-08789	3.1	3/13/2009

10.1	Operating Agreement for GK Financing, LLC dated as of October 17, 1995 between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	S-1 033-63721	10.12	10/26/1995

10.1a	Amendment Agreement dated as of October 26, 1995 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	S-1/A 033-63721	10.13	3/29/1996

10.1b	Second Amendment Agreement dated as of December 20, 1995 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	S-1/A 033-63721	10.13	3/29/1996

10.1c	Third Amendment Agreement dated as of October 16, 1996 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	10-K 001-08789	10.13b	3/31/1998

10.1d	Fourth Amendment Agreement dated as of March 31, 1998 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	10-K 001-08789	10.8	3/31/1999

10.1e	Fifth Amendment Agreement dated as of March 31, 1998 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	10-K 001-08789	10.9	3/31/1999

10.1f	Sixth Amendment Agreement dated as of June 5, 1998 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	10-K 001-08789	10.10	3/31/1999

10.1g	Seventh Amendment Agreement dated as of October 18, 2006 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	10-K 001-08789	10.52	4/2/2007

10.1h	Eighth Amendment Agreement dated as of April 28, 2010 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	10-K 001-08789	10.1h	3/30/2016

10.1i	Ninth Amendment Agreement dated as of May 16, 2011 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	10-K 001-08789	10.1i	3/30/2016

10.2	Lease Agreement for a Gamma Knife Unit dated as of October 29, 1996 between GK Financing, LLC and Methodist Healthcare Systems of San Antonio, Ltd., dba Southwest Texas Methodist Hospital.	10-K 001-08789	10.2	3/30/2016

10.2a		Addendum to Lease Agreement for a Gamma Knife Unit dated as of October 31, 1996 between GK Financing, LLC and Methodist Healthcare System of San Antonio, Ltd., dba Southwest Texas Methodist Hospital.	10-K 001-08789	10.2a	3/30/2016

10.2b		Addendum Two to Lease Agreement for a Gamma Knife Unit dated as of October 16, 1997 between Methodist Healthcare System of San Antonio, Ltd., d.b.a. Southwest Texas Methodist Hospital and GK Financing, LLC.	10-K 001-08789	10.2b	3/30/2016

10.2c		Amendment to Lease Agreement for a Gamma Knife Unit dated as of December 13, 2003 between Methodist Healthcare Systems of San Antonio, Ltd., d/b/a Southwest Texas Methodist Hospital and GK Financing, LLC.	10-K 001-08789	10.2c	3/30/2016

10.2d	#	Second Amendment to Lease Agreement for a Gamma Knife Unit (Perfexion Upgrade) dated as of December 23, 2009 between GK Financing, LLC and Methodist Healthcare Systems of San Antonio, Ltd., d/b/a Southwest Texas Methodist Hospital.	10-Q 001-08789	10.18b	11/15/2010

10.3		Lease Agreement for a Gamma Knife Unit dated as of April 10, 1997 between GK Financing, LLC and Yale-New Haven Ambulatory Services Corporation.	10-K 001-08789	10.3	3/30/2016

10.3a		Addendum to Lease Agreement for a Gamma Knife Unit dated as of October 25, 2005 between Yale-New Haven Ambulatory Services Corporation and GK Financing, LLC.	10-K 001-08789	10.3a	3/30/2016

10.3b		Assignment, Assumption, and Amendment to Lease Agreement for a Gamma Knife Unit dated as of June 30, 2006 between Yale-New Haven Ambulatory Services Corporation, Yale-New Haven Hospital, Inc. a/k/a Yale-New Haven Hospital, and GK Financing, LLC.	10-K 001-08789	10.3b	3/30/2016

10.3c		Second Amendment to Lease Agreement for a Gamma Knife Unit (Perfexion Upgrade) dated as of May 15, 2009 between Yale-New Haven Hospital, Inc. a/k/a Yale-New Haven Hospital and GK Financing, LLC.	10-Q 001-08789	10.2	11/13/2017

10.3d		Third Amendment to Lease Agreement for a Gamma Knife Unit dated as of July 1, 2014 between Yale-New Haven Hospital, Inc. a/k/a Yale-New Haven Hospital and GK Financing, LLC.	10-Q 001-08789	10.19c	11/14/2014

10.4		Purchased Services Agreement (for a Gamma Knife Unit) dated as of November 19, 2008 between GK Financing, LLC and Kettering Medical Center.	10-Q 001-08789	10.1	8/11/2016

10.4a		First Amendment to Purchased Services Agreement (for a Gamma Knife Unit) dated as of June 11, 2009 between GK Financing, LLC and Kettering Medical Center.	10-Q 001-08789	10.1a	8/11/2016

10.4b	#	Second Amendment to Purchased Services Agreement (for a Gamma Knife Unit) dated as of February 27, 2014 between GK Financing, LLC and Kettering Medical Center.	10-K 001-08789	10.21c	4/1/2015

10.4c	#	Third Amendment to Purchased Services Agreement (for a Gamma Knife Unit) dated as of March 28, 2019 between GK Financing, LLC and Kettering Medical Center	10-Q 001-08789	10.1	11/7/2019

10.5	#	Lease Agreement for a Gamma Knife Unit (Perfexion Upgrade) dated as of July 30, 2013 between Tufts Medical Center, Inc. (FKA New England Medical Center Hospitals, Inc.) and GK Financing, LLC.	10-K 001-08789	10.22b	3/31/2014

10.6	#	Amended and Restated Equipment Lease Agreement (for a Gamma Knife Unit) dated as of December 12, 2014, between GK Financing, LLC and the Board of Trustees of the University of Arkansas on behalf of the University of Arkansas for Medical Sciences.	10-Q 001-08789	10.4	8/19/2015

10.7	Lease Agreement for a Gamma Knife Unit dated as of May 28, 1999 between GK Financing, LLC and Froedtert Memorial Lutheran Hospital.	10-K 001-08789	10.7	3/30/2016

10.7a	Addendum dated as of June 24, 1999 to Lease Agreement for a Gamma Knife Unit between GK Financing, LLC and Froedtert Memorial Lutheran Hospital.	10-K 001-08789	10.27	3/29/2000

10.7b	Amendment dated as of July 12, 1999 to Lease Agreement for a Gamma Knife Unit between GK Financing, LLC and Froedtert Memorial Lutheran Hospital.	10-K 001-08789	10.28	3/29/2000

10.7c	Amendment dated as of August 24, 1999 to Lease Agreement for a Gamma Knife Unit between GK Financing, LLC and Froedtert Memorial Lutheran Hospital.	10-K 001-08789	10.29	3/29/2000

10.7d	First Amendment to Lease Agreement for a Gamma Knife Unit dated as of December 29, 2008 between GK Financing, LLC and Froedtert Memorial Lutheran Hospital.	10-K 001-08789	10.7d	3/30/2016

10.7e	Second Amendment to Lease Agreement for a Gamma Knife Unit dated as of May 16, 2013 between GK Financing, LLC and Froedtert Memorial Lutheran Hospital, Inc.	10-K 001-08789	10.7e	3/30/2016

10.7f	Third Amendment to Lease Agreement for a Gamma Knife Unit dated as of December 15, 2014 between GK Financing, LLC and Froedtert Memorial Lutheran Hospital, Inc.	10-K 001-08789	10.26c	4/1/2015

10.8	Lease Agreement for a Gamma Knife Unit dated as of December 11, 1996 between GK Financing, LLC and The Community Hospital Group, Inc., dba JFK Medical Center.	10-K 001-08789	10.8	3/30/2016

10.8a	Addendum One to Lease Agreement for a Gamma Knife Unit dated on January 9, 2008 and effective as of July 1, 2002 between The Community Hospital Group, Inc., dba JFK Medical Center and GK Financing, LLC.	10-K 001-08789	10.8a	3/30/2016

10.8b	Addendum Two to Lease Agreement for a Gamma Knife Unit dated as of January 9, 2008 between The Community Hospital Group, Inc., dba JFK Medical Center and GK Financing, LLC.	10-K 001-08789	10.8b	3/30/2016

10.8c	Addendum Three to Lease Agreement for a Gamma Knife Unit dated as of April 25, 2015, between The Community Hospital Group, Inc., dba JFK Medical Center and GK Financing, LLC.	10-Q 001-08789	10.5	8/19/2015

10.8d	Addendum Four to Lease Agreement for a Gamma Knife Unit dated as of April 25, 2016 between The Community Hospital Group, Inc., dba JFK Medical Center and GK Financing, LLC.	10-Q 001-08789	10.1	5/15/2017

10.8e	Addendum Five to Lease Agreement for a Gamma Knife Unit dated as of April 25, 2017 between The Community Hospital Group, Inc., dba JFK Medical Center and GK Financing, LLC	10-Q 001-08789	10.1	8/9/2018

10.9	Lease Agreement for a Gamma Knife Unit dated as of June 3, 1999 between GK Financing, LLC and Sunrise Hospital and Medical Center, LLC d/b/a Sunrise Hospital and Medical Center.	10-K 001-08789	10.9	3/30/2016

10.9a	Addendum to Lease Agreement for a Gamma Knife Unit dated as of December 1, 1998 between Sunrise Hospital and Medical Center, LLC d/b/a Sunrise Hospital and Medical Center and GK Financing, LLC.	10-K 001-08789	10.9a	3/30/2016

10.9b	Addendum Two to Lease Agreement for a Gamma Knife Unit dated as of January 17, 2007 between GK Financing, LLC and Sunrise Hospital Medical Center, LLC d/b/a Sunrise Hospital Medical Center.	10-K 001-08789	10.9b	3/30/2016

10.9c		Addendum Three to Lease Agreement for a Gamma Knife Unit dated as of June 20, 2007 between GK Financing, LLC and Sunrise Hospital and Medical Center, LLC d/b/a Sunrise Hospital and Medical Center.	10-K 001-08789	10.9c	3/30/2016

10.9d		Addendum Four to Lease Agreement for a Gamma Knife Unit dated as of February 8, 2010 between GK Financing, LLC and Sunrise Hospital and Medical Center, LLC d/b/a Sunrise Hospital and Medical Center.	10-K 001-08789	10.9d	3/30/2016

10.9e	#	Addendum Five to Lease Agreement for a Gamma Knife Unit dated as of May 18, 2012 between GK Financing, LLC and Sunrise Hospital and Medical Center, LLC d/b/a Sunrise Hospital and Medical Center.	10-Q 001-08789	10.66	11/14/2013

10.10		Lease Agreement for a Gamma Knife Unit dated as of November 1, 1999 between GK Financing, LLC and Jackson HMA, Inc. d/b/a Central Mississippi Medical Center.	10-K 001-08789	10.10	3/30/2016

10.10a		Addendum to Lease Agreement for a Gamma Knife Unit dated as of November 1, 1999 between Jackson HMA, Inc. dba Central Mississippi Medical Center and GK Financing, LLC.	10-Q 001-08789	10.34	8/10/2001

10.10b	#	Addendum Two to Lease Agreement for a Gamma Knife Unit dated as of November 6, 2006 between GK Financing, LLC and Jackson HMA, Inc. d/b/a Central Mississippi Medical Center.	10-K 001-08789	10.51	4/2/2007

10.10c		Amendment Three to Lease Agreement for a Gamma Knife Unit dated as of February 23, 2010 between GK Financing, LLC and Jackson HMA, LLC d/b/a Central Mississippi Medical Center.	10-K 001-08789	10.10c	3/30/2016

10.11		Lease Agreement for a Gamma Knife Unit dated as of February 18, 2000 between GK Financing, LLC and OSF HealthCare System.	10-K 001-08789	10.11	3/30/2016

10.11a		Addendum to Lease Agreement for a Gamma Knife Unit dated as of April 13, 2007, between GK Financing, LLC and OSF Healthcare System.	10-Q 001-08789	10.2	8/11/2016

10.11b		Addendum Two to Lease Agreement for a Gamma Knife Unit dated as of October 31, 2012 between GK Financing, LLC and OSF Healthcare System.	10-Q 001-08789	10.2a	8/11/2016

10.11c	#	Addendum Three to Lease Agreement for a Gamma Knife Unit dates as of June 7, 2016 between GK Financing, LLC and OSF Healthcare System.	10-Q 001-08789	10.2b	8/11/2016

10.12		Equipment Lease Agreement (for a Gamma Knife Unit) dated as of September 13, 2001 between GK Financing, LLC and Mercy Medical Center.	10-K 001-08789	10.12	3/30/2016

10.12a		Amendment Number One to Equipment Lease Agreement (for a Gamma Knife Unit) dated as of September 13, 2001 between GK Financing, LLC and Mercy Medical Center.	10-Q 001-08789	10.41	11/14/2002

10.13		Equipment Lease Agreement (for a Gamma Knife Unit) dated as of February 13, 2003 between GK Financing, LLC and AHS Albuquerque Regional Medical Center, LLC.	10-K 001-08789	10.13	3/30/2016

10.13a	#	Amendment to Equipment Lease Agreement (Perfexion Upgrade) dated as of April 8, 2011 between GK Financing, LLC and Lovelace Health System, Inc., d/b/a Lovelace Medical Center.	10-Q 001-08789	10.62	8/15/2011

10.13b		Assignment and Assumption of Purchase and License Agreement dated as of February 2, 2011 between Elekta, Inc., GK Financing, LLC and Albuquerque GK Equipment, LLC.	10-Q 001-08789	10.62a	8/15/2011

10.14		Equipment Lease Agreement (for a Gamma Knife Unit) dated as of March 21, 2003 between GK Financing, LLC and Northern Westchester Hospital Center.	10-K 001-08789	10.14	3/30/2016

10.14a	#	Amendment to Equipment Lease Agreement (Perfexion Upgrade) dated as of June 8, 2012 between GK Financing, LLC and Northern Westchester Hospital Center.	10-Q 001-08789	10.46a	8/14/2013

10.15		Equipment Lease Agreement (for a Gamma Knife Unit) dated as of May 28, 2004 between GK Financing, LLC and Mercy Health Center.	10-K 001-08789	10.15	3/30/2016

10.15a		Addendum One to Equipment Lease Agreement (for a Gamma Knife Unit) dated as of December 23, 2011 between Mercy Health Center and GK Financing, LLC.	10-K 001-08789	10.15a	3/30/2016

10.15b		Addendum Two to Equipment Lease Agreement (for a Gamma Knife Unit) dated as of July 31, 2015, between Mercy Hospital Oklahoma City, Inc. and GK Financing, LLC.	10-Q 001-08789	10.1	11/12/2015

10.15c		Addendum Three to Equipment Lease Agreement (for a Gamma Knife Unit) dated as of September 3, 2016, between Mercy Hospital Oklahoma City, Inc. and GK Financing, LLC.	10-K 001-08789	10.15c	3/27/2017

10.15d		Addendum Four to Equipment Lease Agreement (for a Gamma Knife Unite) dated as of May 1, 2017 between Mercy Hospital Oklahoma City, Inc. and GK Financing, LLC.	10-Q 001-08789	10.1	8/10/2017

10.16	#	Purchased Services Agreement (for a Gamma Knife Unit) dated as of March 5, 2008 between GK Financing, LLC and USC University Hospital, Inc.	10-Q 001-08789	10.57	5/14/2008

10.16a	#	First Amendment to Purchased Services Agreement (for a Gamma Knife Unit) dated as of April 1, 2009 between GK Financing, LLC and University of Southern California.	10-Q 001-08789	10.57a	8/14/2009

10.16b	#	Second Amendment to Purchased Services Agreement (for a Gamma Knife Unit) dated as of October 1, 2013 between GK Financing, LLC and University of Southern California.	10-Q 001-08789	10.57b	8/14/2014

10.17	#	Equipment Lease Agreement (for a Gamma Knife Unit) dated as of May 1, 2010 between GK Financing, LLC and Fort Sanders Regional Medical Center.	10-Q 001-08789	10.60	5/16/2011

10.17a		Amendment to Lease Agreement (for a Gamma Knife Unit) dated as of January 3, 2012 between GK Financing, LLC and Fort Sanders Regional Medical Center.	10-K 001-08789	10.17a	3/30/2016

10.17b		Second Amendment to Equipment Lease Agreement (for a Gamma Knife Unit) dated as of June 1, 2017 between GK Financing, LLC and Fort Sanders Regional Medical Center	10-Q 001-08789	10.2	8/10/2017

10.18	#	Leksell Gamma Knife Perfexion Purchased Services Agreement dated as of August 5, 2011 between Jacksonville GK Equipment, LLC and St. Vincent’s Medical Center, Inc.	10-K 001-08789	10.63	3/30/2012

10.18a	#	First Amendment to the Leksell Gamma Knife Perfexion Purchased Services Agreement dated as of October 10, 2011 between Jacksonville GK Equipment, LLC and St. Vincent’s Medical Center, Inc.	10-K 001-08789	10.63a	3/30/2012

10.19	#	Leksell Gamma Knife Perfexion Purchased Services Agreement dated as of January 19, 2012 between GK Financing, LLC and Sacred Heart Health System, Inc.	10-Q 001-08789	10.65	5/15/2013

10.20	#	Leksell Gamma Knife Perfexion Purchased Services Agreement dated as of March 27, 2014 between GK Financing, LLC and PeaceHealth doing business through its operating division PeaceHealth Sacred Heart Medical Center at RiverBend.	10-K 001-08789	10.67	4/1/2015

10.21	#	Equipment Lease Agreement (for a Gamma Knife Unit) dated as of February 21, 2017 between Bryan Medical Center, and GK Financing, LLC.	10-Q 001-08789	10.1	11/13/2017

10.21a	#	First Amendment to Equipment Lease Agreement (for a Gamma Knife unit) dated as of February 14, 2018 between Bryan Medical Center and GK Financing, LLC	10-Q 001-08789	10.1	5/10/2018

10.22	#	Proton Beam Radiation Therapy Lease Agreement dated as of October 18, 2006 between American Shared Hospital Services and Orlando Regional Healthcare System, Inc.	10-Q 001-08789	10.3	8/11/2016

10.22a	#	Amendment One to Proton Beam Radiation Therapy Lease Agreement dated as of August 12, 2012 between American Shared Hospital Services and Orlando Health, Inc., formerly known as Orlando Regional Healthcare System, Inc.	10-Q 001-08789	10.3a	8/11/2016

10.23	#	Equipment Lease Agreement (for a Gamma Knife Unit) dated as of May 8, 2018 between The Methodist Hospitals, Inc. and GK Financing, LLC	10-Q 001-08789	10.1	5/13/2019

10.24	•	American Shared Hospital Services Incentive Compensation Plan as Amended and Restated effective June 21, 2019	10-Q 001-08789	10.1	8/13/2019

10.25	•	Form of Indemnification Agreement between American Shared Hospital Services and members of its Board of Directors.	10-K 001-08789	10.26	3/30/2016

10.26	•	Form of American Shared Hospital Services Incentive Compensation Plan Performance Share Award Agreement.	10-K 001-08789	10.25	3/27/2017

21.1	*	Subsidiaries of American Shared Hospital Services

23.1	*	Consent of Independent Registered Public Accounting Firm

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14a/15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14a/15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	ǂ	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline Instance XBRL Document

	*	Filed herewith.
	ǂ	Furnished herewith.

#	Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.
•	Indicates management compensatory plan, contract, or arrangement.

ITEM 16. FORM 10-K SUMMARY
The Optional summary in Item 16 has not been included in this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SHARED HOSPITAL SERVICES
(Registrant)

April 3, 2020	By:	/s/ Ernest A. Bates, M.D.
Ernest A. Bates, M.D.
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ernest A. Bates	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 3, 2020
Ernest A. Bates, M.D.

/s/ Daniel G. Kelly Jr.	Director	April 3, 2020
Daniel G. Kelly JR.

/s/ David A. Larson	Director	April 3, 2020
David A. Larson, M.D.

/s/ Sandra A. J. Lawrence	Director	April 3, 2020
Sandra A. J. Lawrence

/s/ S. Mert Ozyurek	Director	April 3, 2020
S. Mert Ozyurek

/s/ Raymond C. Stachowiak	Director	April 3, 2020
Raymond C. Stachowiak

/s/ Craig K. Tagawa	Chief Operating Officer and Chief Financial Officer (Principal Accounting Officer)	April 3, 2020
Craig K. Tagawa

AMERICAN SHARED HOSPITAL SERVICES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
and
CONSOLIDATED FINANCIAL STATEMENTS
AS OF December 31, 2019 and 2018,
and
FOR THE THREE YEARS ENDED DECEMBER 31, 2019

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of
American Shared Hospital Services, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of American Shared Hospital Services, Inc. (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity and cash flows for the three years ended December 31, 2019. In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for the three years ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
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

Emphasis of Matter
As disclosed in Note 2 to the consolidated financial statements, in 2019 the Company changed its method of accounting for leases due to the adoption of Accounting Standards Codification Topic No. 842 Leases. The adoption has been applied on a prospective basis. Our opinion is not modified with respect to this matter.
/s/ Moss Adams LLP
San Francisco, CA
April 3, 2020
We have served as the Company’s auditor since 2000.

AMERICAN SHARED HOSPITAL SERVICES CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2019	2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,429,000	$1,442,000
Restricted cash	350,000	350,000
Accounts receivable, net of allowance for doubtful accounts of $100,000 at December 31, 2019 and December 31, 2018	6,894,000	5,502,000
Other receivables insurance proceeds	—	1,137,000
Other receivables	169,000	239,000
Prepaid expenses and other current assets	1,900,000	1,276,000
Total current assets	10,742,000	9,946,000
PROPERTY AND EQUIPMENT, net	41,480,000	46,694,000
RIGHT OF USE ASSETS	1,106,000	—
OTHER ASSETS	455,000	862,000
TOTAL ASSETS	$53,783,000	$57,502,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$557,000	$435,000
Employee compensation and benefits	234,000	207,000
Other accrued liabilities	1,304,000	1,329,000
Other accrued liabilities insurance payable	—	977,000
Income taxes payable	130,000	—
Short term financing	475,000	—
Current portion of lease liabilities	279,000	—
Current portion of long-term debt	1,526,000	2,119,000
Current portion of finance leases	3,709,000	4,407,000
Total current liabilities	8,214,000	9,474,000
LONG-TERM LEASE LIABILITIES, less current portion	827,000	—
LONG-TERM DEBT, less current portion	1,954,000	3,332,000
LONG-TERM FINANCE LEASES, less current portion	8,177,000	10,308,000
DEFERRED REVENUE, less current portion	286,000	382,000
DEFERRED INCOME TAXES	2,514,000	2,958,000
COMMITMENTS AND CONTINGENCIES (See Note 12)
SHAREHOLDERS’ EQUITY
Common stock, no par value
Common stock, no par value (10,000,000 authorized; Issued and outstanding shares – 5,817,000 at December 31, 2019 and 5,714,000 at December 31, 2018	10,753,000	10,711,000
Additional paid-in capital	6,725,000	6,495,000
Retained earnings	8,555,000	7,896,000
Total equity- American Shared Hospital Services	26,033,000	25,102,000
Non-controlling interests in subsidiaries	5,778,000	5,946,000
Total shareholders’ equity	31,811,000	31,048,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$53,783,000	$57,502,000
See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED DECEMBER 31,
	2019	2018	2017

Revenues	$20,605,000	$19,714,000	$19,556,000
	20,605,000	19,714,000	19,556,000
Costs of revenue:
Maintenance and supplies	2,618,000	2,399,000	1,359,000
Depreciation and amortization	7,341,000	6,745,000	6,601,000
Other direct operating costs	3,726,000	3,084,000	2,933,000
	13,685,000	12,228,000	10,893,000
Gross margin	6,920,000	7,486,000	8,663,000
Selling and administrative expense	4,060,000	3,994,000	4,323,000
Interest expense	1,318,000	1,631,000	1,927,000
Operating income	1,542,000	1,861,000	2,413,000
Proceeds received from investment in equity securities	—	22,000	—
(Loss) on write down of investment in equity securities	—	—	(579,000)
Interest and other income	16,000	198,000	3,000
Income before income taxes	1,558,000	2,081,000	1,837,000
Income tax expense (benefit)	128,000	451,000	(1,103,000)
Net income	1,430,000	1,630,000	2,940,000
Less: net income attributable to non-controlling interests	(771,000)	(607,000)	(1,017,000)
Net income attributable to American Shared Hospital Services	$659,000	$1,023,000	$1,923,000

Net income per share attributable to American Shared Hospital Services:
Income per common share- basic	$0.11	$0.18	$0.33
Income per common share- diluted	$0.11	$0.17	$0.33
See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	THREE YEARS ENDED DECEMBER 31, 2019
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Sub-Total ASHS	Non-controlling Interests in Subsidiaries	Total
Balances at January 1, 2017	5,468,000	$10,596,000	$5,949,000	$4,950,000	$21,495,000	$5,678,000	$27,173,000
Stock-based compensation expense	4,000	—	323,000	—	323,000	—	323,000
Restricted stock awards	162,000	—	—	—	—	—	—
Warrants and options exercised	76,000	115,000	—	—	115,000	—	115,000
Cash distributions to non-controlling interests	—	—	—	—	—	(666,000)	(666,000)
Net income	—	—	—	1,923,000	1,923,000	1,017,000	2,940,000
Balances at December 31, 2017	5,710,000	$10,711,000	$6,272,000	$6,873,000	$23,856,000	$6,029,000	$29,885,000
Stock-based compensation expense	4,000	—	223,000	—	223,000	—	223,000
Cash distributions to non-controlling interests	—	—	—	—	—	(690,000)	(690,000)
Net income	—	—	—	1,023,000	1,023,000	607,000	1,630,000
Balances at December 31, 2018	5,714,000	$10,711,000	$6,495,000	$7,896,000	$25,102,000	$5,946,000	$31,048,000
Stock-based compensation expense	4,000	—	230,000	—	230,000	—	230,000
Options exercised	16,000	42,000	—	—	42,000	—	42,000
Issuance of restricted stock awards	83,000	—	—	—	—	—	—
Cash distributions to non-controlling interests	—	—	—	—	—	(939,000)	(939,000)
Net income	—	—	—	659,000	659,000	771,000	1,430,000
Balances at December 31, 2019	5,817,000	$10,753,000	$6,725,000	$8,555,000	$26,033,000	$5,778,000	$31,811,000
See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2019	2018	2017
OPERATING ACTIVITIES
Net income	$1,430,000	$1,630,000	$2,940,000
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	7,411,000	6,818,000	6,677,000
Loss on disposal of assets	—	—	15,000
Non cash lease expense	256,000	—	—
Loss on write down investment in equity securities	—	—	579,000
Amortization of accrued interest on lease financing	—	—	80,000
Deferred income taxes	(444,000)	48,000	(1,266,000)
Accrued interest on lease financing	29,000	39,000	33,000
Stock-based compensation expense	230,000	223,000	323,000
Interest expense associated with lease liabilities	76,000	—	—
Changes in operating assets and liabilities:
Receivables	(1,187,000)	(420,000)	(860,000)
Prepaid expenses and other assets	260,000	(231,000)	(793,000)
Accounts payable, accrued liabilities and deferred revenue	28,000	115,000	125,000
Lease liability	(332,000)	—	—
Income taxes payable	130,000	—	—
Net insurance proceeds receivable	160,000	(160,000)	—
Net cash from operating activities	8,047,000	8,062,000	7,853,000
INVESTING ACTIVITIES
Payment for purchase of property and equipment	(990,000)	(1,577,000)	(803,000)
Proceeds from insurance	—	51,000	—
Proceeds from sale of equipment	—	—	150,000
Net cash (used in) investing activities	(990,000)	(1,526,000)	(653,000)
FINANCING ACTIVITIES
Principal payments on long-term debt	(1,980,000)	(2,467,000)	(2,314,000)
Principal payments on finance leases	(4,142,000)	(4,089,000)	(4,954,000)
Distributions to non-controlling interests	(939,000)	(690,000)	(666,000)
Proceeds from warrants and options exercised	42,000	—	115,000
Principal payments on short-term financing	(51,000)	—	—
Net cash (used in) financing activities	(7,070,000)	(7,246,000)	(7,819,000)
Net change in cash and cash equivalents	(13,000)	(710,000)	(619,000)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of year	1,792,000	2,502,000	3,121,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of year	$1,779,000	$1,792,000	$2,502,000

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$1,318,000	$1,612,000	$1,574,000
Cash paid for income taxes	$397,000	$459,000	$126,000

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of equipment with lease financing	$1,293,000	$1,679,000	$2,153,000
Acquisition of equipment with long-term debt financing	$—	$1,853,000	$992,000
Acquisition of insurance with short-term financing	$526,000	$—	$—
Interest capitalized to property and equipment	$110,000	$115,000	$138,000
Insurance proceeds receivable and due	$—	$977,000	$—
Right of use assets and lease liabilities	$1,362,000	$—	$—
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
The Company (through ASRS) and Elekta AG (“Elekta”), the manufacturer of the Gamma Knife (through its wholly-owned United States subsidiary, GKV Investments, Inc.), entered into an operating agreement and formed GKF. During 2019 GKF provided Gamma Knife units to fifteen medical centers in the United States in the states of Arkansas, California, Florida, Illinois, Indiana, Massachusetts, Mississippi, Nebraska, New Mexico, New York, Ohio, Oregon, Tennessee, and Texas. GKF also owns and operates a single-unit Gamma Knife facility in Lima, Peru.
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
The Company formed the subsidiaries GKPeru and GK Financing U.K. Limited (“GKUK”) for the purposes of expanding its business internationally; Orlando and LBE to provide proton beam therapy equipment and services in Orlando, Florida and Long Beach, California; and AGKE and JGKE to provide Gamma Knife equipment and services in Albuquerque, New Mexico and Jacksonville, Florida, respectively. AGKE began operations in the second quarter of 2011 and JGKE began operations in the fourth quarter of 2011. Orlando treated its first patient in April 2016. GKPeru treated its first patient in July 2017. LBE is not expected to generate revenue within the next two years. GKUK was dissolved in November 2018.
The Company continues to develop its design and business model for The Operating Room for the 21st CenturySM through its 50% owned OR21, LLC (“OR21”). The remaining 50% of OR21 is owned by an architectural design company. OR21 is not expected to generate significant revenue within the next two years.
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
Advertising costs – The Company expenses advertising costs as incurred. Advertising costs were $144,000, $113,000, and $140,000 during the years ended December 31, 2019, 2018 and 2017, respectively. Advertising costs are recorded in other direct operating costs and sales and administrative costs in the consolidated statements of operations.
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
All of the Company’s revenue was provided by seventeen, eighteen, and twenty customers in 2019, 2018, and, 2017, respectively. One customer accounted for approximately 30%, 26%, and 21% of the Company’s total revenue in 2019, 2018, and, 2017, respectively. At December 31, 2019 and 2018, three customers each individually accounted for more than 10% of total accounts receivable, respectively. The Company performs credit evaluations of its customers and generally does not require collateral. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in any particular geographic area.
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

AMERICAN SHARED HOSPITAL SERVICES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 – ACCOUNTING POLICIES (CONTINUED)
The Company capitalizes interest incurred on property and equipment that is under construction, for which deposits or progress payments have been made. When a rate is not readily available, imputed interest is calculated using the Company’s incremental borrowing rate. The interest capitalized for property and equipment is the portion of interest cost incurred during the acquisition periods that could have been avoided if expenditures for the equipment had not been made. The Company capitalized interest of $110,000, $115,000, and $138,000 in 2019, 2018, and, 2017, respectively, as costs of medical equipment.
The Company leases Gamma Knife and radiation therapy equipment to its customers under arrangements typically accounted for as operating leases. At December 31, 2019, the Company held equipment under operating lease contracts with customers with an original cost of $92,135,000 and accumulated depreciation of $55,148,000. At December 31, 2018, the Company held equipment under operating lease contracts with customers with an original cost of $94,031,000 and accumulated depreciation of $53,716,000.
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
During the year ended December 31, 2018, the Company recorded a receivable of $1,137,000 for insurance coverage related to damage that was incurred on the Company’s PBRT unit. The Company contracted with Mevion Medical Systems, Inc. (“Mevion”), formerly Still River Systems, to repair the damaged unit and incurred repair costs of approximately $977,000, which is included in the Company’s consolidated balance sheet for the year ended December 31, 2018. The Company recorded $185,000 of income from its business interruption insurance for the period the PBRT unit was down undergoing repair. All insurance proceeds and related costs were received and paid during the year ended December 31, 2019.
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
The estimated fair value of the Company’s assets and liabilities as of December 31, 2019 and 2018 were as follows (in thousands):

AMERICAN SHARED HOSPITAL SERVICES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 – ACCOUNTING POLICIES (CONTINUED)

	Level 1	Level 2	Level 3	Total	Carrying Value
December 31, 2019
Assets:
Cash, cash equivalents, restricted cash	$1,779	$—	$—	$1,779	$1,779
Total	$1,779	$—	$—	$1,779	$1,779

Liabilities
Debt obligations	$—	$—	$3,075	$3,075	$3,480
Total	$—	$—	$3,075	$3,075	$3,480

December 31, 2018
Assets:
Cash, cash equivalents, restricted cash	$1,792	$—	$—	$1,792	$1,792
Total	$1,792	$—	$—	$1,792	$1,792

Liabilities
Debt obligations	$—	$—	$5,431	$5,431	$5,451
Total	$—	$—	$5,431	$5,431	$5,451
Revenue recognition - The Company recognizes revenues under ASC 842 Leases (“ASC 842”) and ASC 606 Revenue from Contracts with Customers (“ASC 606”).
Rental income from medical services – The Company recognizes revenues under ASC 842 when services have been rendered and collectability is reasonably assured, on either a fee per use or revenue sharing basis. The terms of the contracts do not contain any guaranteed minimum payments. The Company’s contracts are typically for a ten-year term and are classified as either fee per use or retail. Retail arrangements are further classified as either turn-key or revenue sharing. Revenues from fee per use contracts is determined by each hospital’s contracted rate. Revenues are recognized at the time the procedures are performed, based on each hospital’s contracted rate and the number of procedures performed. Under revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital. The amount the Company expects to receive is recorded as revenue and estimated based on historical experience. Revenue estimates are reviewed periodically and adjusted as necessary. Under turn-key arrangements, the Company receives payment from the hospital in the amount of the hospital’s reimbursement from third party payors, and the Company is responsible for paying all the operating costs of the equipment. Operating costs are determined primarily based on historical treatment protocols and cost schedules with the hospital. The Company records an estimate of operating costs which are reviewed on a regular basis and adjusted as necessary to more accurately reflect the actual operating costs. For turn-key sites, the Company also shares a percentage of net operating profit. The Company records an estimate of net operating profit based on estimated revenues, less estimated operating costs. The operating costs and estimated net operating profit are recorded as other direct operating costs in the consolidated statement of operations. For the year ended December 31, 2019, the Company recognized revenues of approximately $19,396,000 under ASC 842.
Patient income – The Company has a stand-alone facility in Lima, Peru, where a contract exists between GKPeru and the individual patient treated at the facility. Under ASC 606, the Company acts as the principal in this transaction and provides, at a point in time, a single performance obligation, in the form of a Gamma Knife treatment. Revenue related to a Gamma Knife treatment is recognized on a gross basis at the time when the patient receives treatment. There is no variable consideration present in the Company’s performance obligation and the transaction price is agreed upon per the stated contractual rate. Payment terms are typically prepaid for self-pay patients and insurance provider payments are paid net 30 days. The Company did not capitalize any incremental costs related to the fulfillment of its customer contracts. Accounts receivable earned by GKPeru were not significant for the year ended December 31, 2019. For the year ended December 31, 2019, the Company recognized revenues of approximately $1,209,000 under ASC 606.

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
See Note 8 for further discussion on income taxes.
Functional currency – Based on guidance provided in accordance with ASC 830, Foreign Currency Matters (“ASC 830”), the Company analyzes its operations outside the United States to determine the functional currency of each operation. Management has determined that these operations are initially accounted for in U.S. dollars since the primary transactions incurred are in U.S. dollars and the Company provides significant funding towards the startup of the operation. When Management determines that an operation has become predominantly self-sufficient, the Company will change its accounting for the operation to the local currency from the U.S. dollar. The Company analyzed it’s Gamma Knife site in Peru under ASC 830 as of December 31, 2019 and concluded the functional currency was the U.S. dollar. As facts and circumstances change, the Company will revisit this conclusion.
Asset Retirement Obligations – Based on the guidance provided in ASC 410 Asset Retirement Obligations (“ASC 410”), the Company analyzed its existing lease agreements and determined an asset retirement obligation (“ARO”) exists to remove the respective units at the end of the lease terms. The fair value of the ARO liability is not reasonable to estimate at this time, due to uncertainties about timing, cost and, outcome of the ARO, therefore no liability has been recorded as of December 31, 2019. The Company will re-evaluate this position on a periodic basis when facts and circumstances change that could affect this conclusion.
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
The following table illustrates the computations of basic and diluted earnings per share for the years ended December 31, 2019, 2018 and 2017.

AMERICAN SHARED HOSPITAL SERVICES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 – ACCOUNTING POLICIES (CONTINUED)

	2019	2018	2017
Numerator for basic and diluted earnings per share	$659,000	$1,023,000	$1,923,000
Denominator:
Denominator for basic and diluted earnings per share – weighted-average shares	5,919,000	5,836,000	5,754,000
Effect of dilutive securities Employee stock options and restricted stock	11,000	17,000	130,000
Denominator for diluted earnings per share – adjusted weighted-average shares	5,930,000	5,853,000	5,884,000
Earnings per common share- basic	$0.11	$0.18	$0.33
Earnings per common share- diluted	$0.11	$0.17	$0.33
In 2019, options outstanding to purchase 387,000 shares of common stock at an exercise price range of $2.68 - $3.90 per share and 3,000 restricted stock units were not included in the calculation of diluted earnings per share because they would be anti-dilutive.
In 2018, options outstanding to purchase 519,000 shares of common stock at an exercise price range of of $2.82 - $3.90 per share and 4,000 restricted stock units were not included in the calculation of diluted earnings per share because they would be anti-dilutive.
In 2017, options outstanding to purchase 14,000 shares of common stock at an exercise price of $3.90 per share and 4,000 restricted stock units were not included in the calculation of diluted earnings per share because they would be anti-dilutive.
Business segment information - Based on the guidance provided in accordance with ASC 280 Segment Reporting (“ASC 280”), the Company has analyzed its subsidiaries which are all in the business of leasing radiosurgery and radiation therapy equipment to healthcare providers, and concluded there is one reportable segment. The Company provides Gamma Knife, PBRT, and IGRT equipment to sixteen hospitals in the United States and owns and operates a single-unit facility in Lima, Peru as of December 31, 2019. These seventeen locations operate under different subsidiaries of the Company, but offer the same service, radiosurgery and radiation therapy. The operating results of the subsidiaries are reviewed by the Company’s Chief Executive Officer and Chief Financial Officer, who are also deemed the Company’s Chief Operating Decision Makers (“CODMs”) and this is done in conjunction with all of the subsidiaries and locations.
Geographical information – The Company’s single-unit facility in Peru treated its first patient in July 2017. The following table provides a break out of domestic and foreign allocations of revenues and net property and equipment:

	2019	2018	2017
Revenues
Domestic	94%	96%	99%
Foreign	6%	4%	1%
Total	100%	100%	100%

	2019	2018	2017
Property and equipment, net
Domestic	93%	93%	93%
Foreign	7%	7%	7%
Total	100%	100%	100%

AMERICAN SHARED HOSPITAL SERVICES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 – ACCOUNTING POLICIES (CONTINUED)
Long lived asset impairment – The Company assesses the recoverability of its long-lived assets when events or changes in circumstances indicate their carrying value may not be recoverable. Such events or changes in circumstances may include: a significant adverse change in the extent or manner in which a long-lived asset is being used, significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company assesses recoverability of a long-lived asset by determining whether the carrying value of the asset group can be recovered through projected undiscounted cash flows over their remaining lives. If the carrying value of the asset group exceeds the forecasted undiscounted cash flows, an impairment loss is recognized, measured as the amount by which the carrying amount exceeds estimated fair value. An impairment loss is charged to the consolidated statement of operations in the period in which management determines such impairment. No such impairment has been noted as of December 31, 2019 and 2018.

Accounting pronouncement issued and adopted – In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02 Leases (“ASU 2016-02”) which requires lessees to recognize, for all leases, at the commencement date, a lease liability, and a right-of-use asset. Under the new guidance, lessor classification criteria for direct financing and sales-type leases is modified. In July 2018, the FASB issued ASU No. 2018-10 Leases (Topic 842) Codification Improvements to Topic 842, and ASU No. 2018-11 Leases (Topic 842) Targeted Improvements (“ASU 2018-11”), in December 2018 the FASB issued ASU No. 2018-20 Leases (Topic 842) Narrow-Scope Improvements, and in February 2019 the FASB issued ASU No. 2019-01 Leases (Topic 842) Codification Improvements. ASU 2018-11 provides a new transition method in which an entity can initially apply the new lease standards at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This standard is effective for annual periods beginning after December 15, 2018. The Company performed an analysis to determine if its revenue agreements with customers fall under the scope of ASU 2016-02 or ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and concluded that, other than with respect to the Company’s stand-alone facility in Lima, Peru, ASU 2016-02 applied. The Company adopted ASU 2016-02 and related ASUs as of January 1, 2019 using the modified retrospective transition method. The Company elected to initially apply ASU 2016-02 and related ASUs beginning January 1, 2019 and elected to use the package of practical expedients upon adoption. The provisions of the package of practical expedients allowed the Company to not reassess whether any expired or existing contracts are or contain leases, the lease classification for expired or existing contracts, and the Company need not reassess the initial direct costs for any existing leases. The Company also used the hindsight expedient upon adoption which allowed the Company to examine its history when assessing lease term and whether it will exercise renewal options for certain contracts. The Company recognized lease liabilities and right-of-use assets of approximately $1,362,000 for its operating leases at January 1, 2019, with no initial material impact to its consolidated statements of operations.

In July 2019, the FASB issued ASU 2019-07 Codification Updates to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates which clarifies or improves the disclosure and presentation requirements of a variety of codification topics by aligning with the SEC's regulations, thereby eliminating redundancies and making the codification easier to apply. The new guidance was effective immediately upon issuance and did not have a material impact on the Company's financial statements and related disclosures.
Accounting pronouncement issued and not yet adopted – In February 2018, the FASB issued ASU No. 2018-03 Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2018-03”), which clarifies certain aspects of ASU 2016-1. These are: equity securities without a readily determinable fair value – discontinuation, equity securities without a readily determinable fair value – adjustments, forward contracts and purchased options, presentation requirements for certain fair value option liabilities, fair value option liabilities denominated in a foreign currency, and transition guidance for equity securities without a readily determinable fair value. In August 2018, the FASB issued ASU No. 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements to Fair Value Measurement (“ASU 2018-13”), which amended the effective date and other certain measurement aspects of ASU 2018-03. The new guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. The Company does not expect ASU 2018-03 or ASU 2018-13 to have a significant impact on its consolidated financial statements and related disclosures.

AMERICAN SHARED HOSPITAL SERVICES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 – ACCOUNTING POLICIES (CONTINUED)
In December 2019, the FASB issued ASU 2019-12 Income taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”) which removes specific exceptions to the general principles in Topic 740 and eliminates the need for an organization to analyze whether the following apply in a given period: exception to the incremental approach for intraperiod tax allocation; exceptions to accounting for basis differences when there are ownership changes in foreign investments; exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The new guidance is effective for fiscal years and interim periods beginning after December 15, 2020. The Company is currently evaluating ASU 2019-12 to determine the impact it may have on its consolidated financial statements.

AMERICAN SHARED HOSPITAL SERVICES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 – PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

	DECEMBER 31,
	2019	2018
Medical equipment and facilities	$92,132,000	$94,031,000
Office equipment	594,000	589,000
Deposits and construction in progress	1,965,000	3,832,000
Deposits towards purchase of proton beam systems	2,250,000	2,250,000
	96,941,000	100,702,000
Accumulated depreciation	(55,461,000)	(54,008,000)
Net property and equipment	$41,480,000	$46,694,000
The Company has equipment that is secured under finance leases, which is included in Medical equipment and facilities, with a total cost of $46,642,000 and associated accumulated depreciation of $23,782,000 as of December 31, 2019 and a total cost of $46,559,000 and associated accumulated depreciation of $20,292,000 as of December 31, 2018. As of December 31, 2019, the Company has two idle Gamma Knife units with a cumulative net book value of $943,000. There are currently no commitments to place into service or trade in these units during 2020.
As of December 31, 2019, the Company has $1,965,000 in construction in progress. The construction in progress consists of deposits payments made for two Cobalt-60 reloads, capitalized and imputed interest, and other costs associated with on-going projects of the Company.
As of December 31, 2019, the Company has $2,250,000 in deposits toward the purchase of two MEVION S250i PBRT systems from Mevion. The Company has a commitment for the remaining balance for each system. The Company’s first MEVION S250 treated its first patient in April 2016. The Company has entered into a partnership agreement (LBE) with a radiation oncology physician group, which has contributed $400,000 towards the deposits on the third machine. The Company currently does not have customer contracts for the second and third units. The Company reviews the carrying value of these deposits for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value may not be recoverable. The Company has reviewed the deposits, in light of available information, as of December 31, 2019 and has not identified any impairment. See Note 12 - Commitments and Contingencies for additional discussion on purchase commitments.

AMERICAN SHARED HOSPITAL SERVICES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 - INVESTMENT IN EQUITY SECURITIES
As of December 31, 2019 and 2018 the Company had a $0 investment in the common stock of Mevion. The Company previously accounted for this investment under the cost method. The Company previously carried its investment in Mevion at cost and reviewed it for impairment on a quarterly basis, or as events or circumstances might have indicated that the carrying value of the investment may not be recoverable.

Based on guidance provided in ASC 320 Investments–Debt and Equity Securities (“ASC 320”) and Staff Accounting Bulletins (“SAB”) Topic 5M Other Than Temporary Impairment (“OTTI”) of Certain Investments in Equity Securities (“SAB Topic 5M”), the Company analyzed the related events of Mevion, that occurred in the second and third quarters of 2015 and its impact on the Company’s investment. The Company determined that these circumstances indicated a decline in value of its Mevion investment that was other-than-temporary and concluded that a write-down of the carrying value should be recognized. As of June 30, 2015, the Company adjusted its investment in Mevion to the estimated fair value of $600,000 and recorded a $2,114,000 impairment loss. The $2,114,000 other than temporary impairment of its investment in Mevion is recorded in other income (loss) on the Company’s Consolidated Statement of Operations.

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

AMERICAN SHARED HOSPITAL SERVICES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 - LONG TERM DEBT
Long-term debt consists primarily of six notes with two financing companies collateralized by the Gamma Knife equipment having an aggregate net book value of $13,130,000, the individual customer contracts and related accounts receivable of $1,848,000 at December 31, 2019. These notes are payable in 36 to 84 fully amortizing monthly installments, mature between April 2020 and March 2026, and are collateralized by the respective Gamma Knife units. The notes accrue interest at fixed annual rates between 5.25% and 6.90%.
As of December 31, 2018, the Company had seven notes with three financing companies collateralized by the Gamma Knife equipment, the individual customer contracts and related accounts receivable, having an aggregate net book value of $13,016,000.
The following are contractual maturities of long-term debt by year at December 31, 2019:

Year ending December 31,	Principal	Interest
2020	$1,526,000	$163,000
2021	711,000	101,000
2022	263,000	71,000
2023	280,000	54,000
2024	299,000	36,000
Thereafter	401,000	17,000
	$3,480,000	$442,000

AMERICAN SHARED HOSPITAL SERVICES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 - FINANCE LEASES
The Company has ten finance lease obligations with three financing companies, collateralized by Gamma Knife and PBRT equipment having an aggregate net book value of $22,860,000, the individual customer contracts and related accounts receivable of $4,600,000 at December 31, 2019. These obligations have imputed interest rates ranging between 4.73% and 13.00%, are payable in 44 to 81 monthly installments, and mature between May 2020 and September 2024.
As of December 31, 2018, the Company had eleven finance lease obligations with three financing companies, collateralized by Gamma Knife and PBRT equipment, the individual customer contracts and related accounts receivable, having an aggregate net book value of $26,267,000.
At the end of each lease term, the Company has a bargain purchase option to purchase the equipment.
Future minimum lease payments, together with the present value of the net minimum lease payments under finance leases at December 31, 2019, are summarized as follows:

Net Present Value of Minimum Lease Payments
Year ending December 31,
2020	$4,610,000
2021	6,312,000
2022	1,291,000
2023	846,000
2024	521,000
Total finance lease payments	13,580,000
Less imputed interest	1,694,000
11,886,000
Less current portion	3,709,000
$8,177,000

AMERICAN SHARED HOSPITAL SERVICES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 - LEASES
The Company determines if a contract is a lease at inception. Under ASC 842, the Company is a lessor of equipment to various customers. Leases that commenced prior to ASC 842 adoption date were classified as operating leases under historical guidance. As the Company has elected the package of practical expedients allowing to not reassess lease classification, these leases are classified as operating leases under ASC 842 as well. All of the Company’s lessor arrangements entered into after ASC 842 adoption are also classified as operating leases. Some of these lease terms have an option to extend the lease after the initial term, but do not contain the option to terminate early or purchase the asset at the end of the term.
The Company’s Gamma Knife, PBRT, and IGRT contracts with hospitals are classified as operating leases under ASC 842. The related equipment is included in medical equipment and facilities on the Company’s consolidated balance sheets (see further discussion at Note 2). As all income from the Company’s lessor arrangements is solely based on procedure volume, all income is considered variable payments not dependent on an index or a rate. As such, the Company does not measure future operating lease receivable.
The Company’s lessee operating leases are accounted for as right-of-use (“ROU”) assets, other current liabilities, and lease liabilities on the consolidated balance sheets. Operating lease ROU assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company’s operating lease contracts do not provide an implicit rate for calculating the present value of future lease payments, so the Company determined its incremental borrowing rate of approximately 6.0% by using available market rates and expected lease terms. The operating lease ROU assets and liabilities also include any lease payments made and excludes lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company’s lessee operating lease agreements are for administrative office space and related equipment, and the agreement to lease clinic space for its stand-alone facility in Lima, Peru. These leases have remaining lease terms between 3 and 5 years, some of which include options to renew or extend the lease. As of December 31, 2019, operating ROU assets and liabilities were $1,106,000.
The following table summarizes maturities of lessee operating lease ROU assets and liabilities as of December 31, 2019:

Year ending December 31,	Operating Leases

2020	339,000
2021	347,000
2022	332,000
2023	214,000
Thereafter	5,000

Total lease payments	1,237,000
Less imputed interest	(131,000)
Total	$1,106,000

AMERICAN SHARED HOSPITAL SERVICES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 – INCOME TAXES
As of December 31, 2019, 2018 and 2017 the Company recorded income tax provision expense of $128,000, $451,000, and an income tax provision benefit of $1,103,000, respectively. The decrease in the Company’s provision for income taxes as of December 31, 2019 is due to a decrease in income from the Company's Gamma Knife operations and the release of a valuation allowance related to the Company's Gamma Knife operations in Peru. The increase in the Company's provision for income taxes as of December 31, 2018 is due to income from the PBRT system and operations of the Company’s subsidiaries. The income tax provision benefit recognized as of December 31, 2017 was due to the Tax Act.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that affect fiscal 2018, including, but not limited to requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years. The Tax Act also establishes new tax laws that will affect 2018 and later years, including, but not limited to, a reduction of the U.S. federal corporate tax rate from 34% to 21%, a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, net operating loss deduction limitations, a base erosion, anti-tax abuse tax and a deduction for foreign-derived intangible income and a new provision designed to tax global intangible low-taxed income. As a result of the Tax Act, the Company revalued its federal and state deferred tax liabilities based on a 21% tax rate as opposed to a 34% tax rate. The net effect of this change on the Company’s income tax provision for the year ended December 31, 2017 was a tax benefit of $1,546,000.
The components of the provision (benefit) for income taxes as of December 31, 2019, 2018 and 2017 consist of the following:

	YEARS ENDED DECEMBER 31,
	2019	2018	2017
Current:
Federal	$443,000	$13,000	$55,000
State	207,000	389,000	109,000
Foreign	130,000	—	—
Total current	780,000	402,000	164,000

Deferred:
Federal	(311,000)	259,000	(1,335,000)
State	(251,000)	(210,000)	68,000
Foreign	(90,000)	—	—
Total deferred	(652,000)	49,000	(1,267,000)

	$128,000	$451,000	$(1,103,000)

AMERICAN SHARED HOSPITAL SERVICES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 – INCOME TAXES (CONTINUED)

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2019 and 2018 are as follows:

	DECEMBER 31,
	2019	2018
Deferred tax liabilities:
Property and equipment	$(3,112,000)	$(3,566,000)

Total deferred tax liabilities	(3,112,000)	(3,566,000)

Deferred tax assets:
Net operating loss carryforwards	117,000	80,000
Accruals and allowances	248,000	275,000
Tax credits	4,000	194,000
Other – net	229,000	207,000
Capital loss carryover	921,000	948,000

Total deferred tax assets	1,519,000	1,704,000

Valuation allowance	(921,000)	(1,096,000)

Deferred tax assets net of valuation allowance	598,000	608,000

Net deferred tax liabilities	$(2,514,000)	$(2,958,000)
These amounts are presented in the financial statements as follows:

	DECEMBER 31,
	2019	2018
Deferred income taxes (non-current)	$(2,514,000)	$(2,958,000)
	$(2,514,000)	$(2,958,000)
The (benefit) provision for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (21% in 2019 and 2018, and 34% in 2017) to income before taxes as follows:

	YEARS ENDED DECEMBER 31,
	2019	2018	2017
Computed expected federal income tax	$167,000	$313,000	$279,000
State income taxes, net of federal benefit	(80,000)	125,000	28,000
Non-deductible expenses	29,000	(12,000)	41,000
Impact of US Tax Reform	—	—	(1,546,000)
Return to Provision True-up	39,000	—	—
Uncertain Tax Positions	80,000	—	—
Change in valuation allowance	(175,000)	34,000	180,000
Other	68,000	(9,000)	(85,000)

	$128,000	$451,000	$(1,103,000)

AMERICAN SHARED HOSPITAL SERVICES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 – INCOME TAXES (CONTINUED)

On December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code including, but not limited to, requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years (the “Transition Tax”), a reduction of the U.S. federal corporate tax rate from 34% to 21%, a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, net operating loss deduction limitations, a base erosion, anti-tax abuse tax (“BEAT”) and a deduction for foreign-derived intangible income (“FDII”) and a new provision designed to tax global intangible low-taxed income (“GILTI”).
In December 31, 2017, the SEC staff issued SAB No. 118 (“SAB 118”) which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740 Income taxes (“ASC 740”). In accordance with SAB 118 a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. Additional work is necessary for a more detailed analysis of our deferred tax assets and liabilities. Any subsequent adjustment to these amounts would be recorded to current tax expense in the quarter of 2018 when the analysis was complete. We included a provisional estimate in the financial statements for the period ended December 31, 2017, as our accounting for the Tax Act under ASC 740 was not completed. As of December 31, 2018, the Company completed its analysis of the income tax effects of the Tax Act and there was no material impact to the Company’s consolidated financial statements.
Beginning in 2018, the GILTI provisions in the Tax Act require us to include, in our U.S. income tax return, foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. Per guidance issued by the FASB, companies can either account for deferred taxes related to GILTI or treat tax arising from GILTI as a period cost. Both are acceptable methods subject to an accounting policy election. On December 31, 2018, we finalized our policy and have elected to use the period cost method for GILTI. In 2019, the Company did not have any material adjustments for GILTI.
The BEAT provisions in the Tax Act eliminate the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum base erosion anti-abuse tax if greater than regular tax. In 2019, our Company was not subject to BEAT as it did not meet the requirements to be subject to BEAT.
At December 31, 2019, the Company exhausted the remainder of its net operating loss carryforward for federal income tax return purposes. The Company has net operating loss carryforwards for state income tax purposes of approximately $2,096,000 that begin to expire in 2029. The Company has net operating loss carryforwards for its international subsidiaries of approximately $210,000.
Utilization of the net operating loss and credit carryforwards may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions. Any annual limitation may result in the expiration of net operating losses and credits before utilization.
At December 31, 2019, the Company has a capital loss carryforward for federal income tax return purposes of approximately $3,762,000 which starts to expire in 2020. The Company has capital loss carryforwards for state income tax purposes of approximately $199,000 which starts to expire in 2020.
Due to uncertainty surrounding the realization of impairment losses, capital losses and foreign operating losses in future years, the Company has placed a valuation allowance against a portion of its net domestic and foreign deferred tax assets. The net valuation allowance decreased by $175,000, increased by $34,000, and decreased by $303,000 for the tax years ended December 31, 2019, 2018, and 2017, respectively.
During the year ended December 31, 2019, the Company released the valuation allowance related to GKPeru deferred tax assets, which resulted in an income tax benefit of $104,000. The Company concluded, based upon the preponderance of positive evidence (i.e. cumulative profit before tax adjusted for permanent items over the previous twelve quarters, a history of taxable income in recent periods, and the current forecast of income before taxes for GKPeru going forward) over negative evidence and the anticipated ability to use the deferred tax assets, that it was more likely than not that the deferred tax assets will be realized. If there are unfavorable changes to actual operating results or to projections of future income, the Company may determine that it is more likely than not such deferred tax assets may not be realizable.

AMERICAN SHARED HOSPITAL SERVICES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 – INCOME TAXES (CONTINUED)

The tax return years 2015 through 2018 remain open to examination by the major domestic taxing jurisdictions to which the Company is subject. In 2019, the Company settled a New York State examination for tax years 2015 through 2017 with no material adjustments. Net operating losses generated on a tax return basis by the Company for calendar years 1999 through 2004, 2009, 2010, 2012, 2014, 2015, 2016, 2017, 2018 and 2019 remain open to examination by the major domestic taxing jurisdictions.
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
As of December 31, 2019, the unrecognized tax benefit was $259,000 which, if recognized, will not affect the annual effective tax rate as these unrecognized tax benefits would increase deferred tax assets which would be subject to a full valuation allowance. A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	YEARS ENDED DECEMBER 31, 2019
	2019	2018	2017
Balance at beginning of year	$87,000	$—	$—
Additions based on tax positions of prior years	172,000	87,000	—

Balance at end of year	$259,000	$87,000	$—
The Company's policy for deducting interest and penalties is to treat interest as interest expense and penalties as taxes. As of December 31, 2019, the Company had $6,000 accrued for the payment of penalties and zero interest related to unrecognized tax benefits. The Company does not expect any material changes to our uncertain tax positions within the next 12 months.
NOTE 9 – SHAREHOLDERS’ EQUITY
Incentive Compensation Plan
In June 2010 shareholders approved an amendment and restatement of the Company’s stock incentive plan, renaming it the Incentive Compensation Plan (the “Plan”), and among other things, increasing the number of shares of the Company’s common stock reserved for issuance under the Plan to 1,630,000. The Plan provides that the shares reserved under the Plan are available for issuance to officers of the Company, other key employees, non- employee directors, and advisors. The Plan is a successor to the Company’s previous plans, and any shares awarded and outstanding under those plans were transferred to the Plan. No further grants or share issuances will be made under the previous plans. On June 21, 2019, the Company’s shareholders approved an amendment and restatement of the Plan in order to extend the term of the Plan by two years to February 22, 2022. As of December 31, 2019, approximately 411,000 shares remain available for grant under the Plan.
The Plan provides for nonqualified stock options, qualified (or incentive) stock options and stock grants (the “awards”). The Plan has a provision to reduce the number of shares reserved for award and issuance under the Plan by a ratio of 1.59 shares of common stock for each share of common stock that is issued pursuant to a Full Value Award (stock grant). The Plan also provides for an Incentive Bonus Program with incentive bonus opportunities through performance unit awards and special cash incentive programs tied to the attainment of pre-established performance milestones.

AMERICAN SHARED HOSPITAL SERVICES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9 – SHAREHOLDERS’ EQUITY (CONTINUED)
Provisions of the Plan include an automatic annual grant to each non-employee director of options to purchase up to 2,000 shares on the date of the Company’s Annual Shareholder Meeting, at an exercise price equal to the market price of the Company’s common shares on that date, an automatic annual grant of 500 restricted stock units of the Company’s common shares and an annual cash retainer fee for Board or Board Committee service, which may be converted to restricted stock unit awards (“restricted stock units” or “RSUs”). Options and restricted stock units awarded under the automatic annual grant program for non-employee directors vest after one year. Restricted stock units awarded in lieu of retainer fees vest quarterly, over a one year period. These awards become outstanding upon the conclusion of the individual Board members service on the Company’s Board of Directors. During the year ended December 31, 2019, 83,000 awards issued in lieu of retainer fees became outstanding. Other options may vest fully and immediately, or over periods of time as determined by the Plan Administrator, but no longer than seven years from the grant date. Discretionary options currently awarded under the Plan vest over a period of 5 years.
Under the Plan, a total of 312,000 restricted stock units have been granted, consisting of 41,000 of annual automatic grants to non-employee directors and the corporate secretary, 261,000 of deferred retainer fees to non-employee members of the Board, and 10,000 grants issued in lieu of commission, to one employee of the Company. Of the total restricted stock units granted under the Plan 309,000 of them are fully vested but not yet deemed issued and outstanding as of December 31, 2019.
Changes in restricted stock units, consisting primarily of annual automatic grants and deferred compensation to non-employee directors, under the Incentive Compensation Plans during 2019 and 2018 are as follows:

	Restricted Stock Units	Grant Date Weighted- Average Fair Value	Intrinsic Value
Outstanding at January 1, 2018	4,000	$3.77	$—
Granted	35,000	$2.56	$—
Vested	(35,000)	$2.69	$—
Outstanding at December 31, 2018	4,000	$2.68	$—

Outstanding at January 1, 2019	4,000	$2.68	$—
Granted	36,000	$2.50	$—
Vested	(37,000)	$2.47	$—
Outstanding at December 31, 2019	3,000	$3.03	$—
For the year ended December 31, 2019, total compensation expense recorded in the consolidated statements of operations related to restricted stock units in lieu of retainer fees was $80,000. For the year ended December 31, 2019, total compensation expense recorded in the consolidated statements of income for annual restricted stock units awarded was $10,000, with an offsetting tax benefit of $2,000, as this expense is deductible for income tax purposes. As of December 31, 2019, there was $5,000 of total unrecognized compensation cost related to annual restricted stock units which is expected to be recognized over a period of 0.5 years. During 2019, 2018, and 2017 shares of restricted stock units totaling 4,000 each, respectively, with a fair value of approximately $11,000, $11,000 and $15,000, respectively, vested and became unrestricted.
On January 4, 2017, the Company entered into a Performance Share Award Agreement with three executive officers of the Company (the “Award Agreements”) for 161,766 restricted stock awards which vest upon the achievement of certain performance metrics. The Award Agreements expire on March 31, 2020. Based on the guidance in ASC 718 Stock Compensation (“ASC 718”), the Company concluded these were performance-based awards with vesting criteria tied to performance metrics. As of December 31, 2017, the Company achieved one of the certain performance metrics under the Award Agreements and recognized stock compensation expense of approximately $108,000 related to these awards. As of December 31, 2019 it is not probable that any of the remaining required metrics for vesting will be achieved. The unrecognized stock-based compensation expense for these awards was approximately $434,000 and unvested restricted stock awards were approximately 129,000 as of December 31, 2019. If and when the Company determines that the remaining performance metrics’ achievement becomes probable, the Company will record a cumulative catch-up stock-based compensation amount and the remaining unrecognized amount will be recorded over the remaining requisite service period of the awards.

AMERICAN SHARED HOSPITAL SERVICES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9 – SHAREHOLDERS’ EQUITY (CONTINUED)
Changes in stock options outstanding under the Incentive Compensation Plans during 2019 and 2018 are as follows:

Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Balance at December 31, 2017	615,000	$2.87	3.48	$22,000
Granted	16,000	$2.68	6.46	$—
Forfeited	(18,000)	$3.15	—	$—

Balance at December 31, 2018	613,000	$2.85	3.14	$—
Granted	18,000	$2.87	7.00	$—
Exercised	(16,000)	$2.59	—	$—
Forfeited	(165,000)	$3.07	—	$—

Balance at December 31, 2019	450,000	$2.78	2.44	$27,000

Exercisable at December 31, 2018	488,000	$2.87	2.55	$—

Exercisable at December 31, 2019	425,000	$2.79	2.25	$—
The weighted average grant-date fair value of the options granted during the years 2019, 2018 and 2017 was $1.54, $1.45, and $1.50, respectively. There were 16,000 options exercised during the year ended December 31, 2019. There were no options exercised and accordingly, no total intrinsic value of options exercised during the year ended December 31, 2018. There were 4,000 options exercised during the year ended December 31, 2017. Total stock-based compensation expense recognized for stock options for the years ended December 2019, 2018, and 2017 was $141,000, $109,000, and $144,000, respectively.
The Company received approximately $42,000 from the exercise of 16,000 options under the share-based arrangements for the year ended December 31, 2019. There was no cash received from options exercised under any share-based payment arrangements for the years ended December 31, 2018, and as a result, there was no actual tax benefit realized for tax deductions from option exercises in that year. The Company received approximately $6,000 from the exercise of 2,000 options under share-based payment arrangements for the year ended December 31, 2017.

AMERICAN SHARED HOSPITAL SERVICES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9 – SHAREHOLDERS’ EQUITY (CONTINUED)
A summary of the status of the Company’s non-vested stock options as of December 31, 2019 and 2018, and changes during the years ended December 31, 2019 and 2018 is presented below:

Nonvested Options	Number of Options	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2017	220,000	$1.20
Granted	16,000	$1.45
Vested	(111,000)	$1.22

Nonvested at December 31, 2018	125,000	$1.20
Granted	18,000	$1.54
Vested	(118,000)	$1.22

Nonvested at December 31, 2019	25,000	$1.40
At December 31, 2019, there was approximately $24,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. This cost is expected to be recognized over a period of approximately two years.
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
The fair value of the Company’s option grants issued during 2019, 2018 and 2017 were estimated using assumptions for expected life, volatility, dividend yield, forfeiture rate, and risk-free interest rate which are specific to each award as summarized in the following table. The estimated fair value of the Company’s options is amortized over the period during which the optionee is required to provide service in exchange for the award, usually the vesting period.
The fair value of the Company’s option grants under the Plan in 2019, 2018 and 2017 was estimated using the following assumptions:

	2019	2018	2017
Expected life (years)	7.0	7.0	7.0
Expected forfeiture rate	0.0%	0.0%	0.0%
Expected volatility	50%	50%	53%
Dividend yield	0%	0%	0%
Risk-free interest rate	1.9%	2.9%	2.0%
Repurchase of Common Stock, Common Stock Warrants and Stock Options
In 1999 and 2001, the Board of Directors approved resolutions authorizing the Company to repurchase up to a total of 1,000,000 shares of its own stock on the open market, which the Board reaffirmed in 2008. There were no shares of the Company repurchased during 2019, 2018 or 2017. There are approximately 72,000 shares remaining under this repurchase authorization.

AMERICAN SHARED HOSPITAL SERVICES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – RETIREMENT PLAN
The Company has a defined-contribution retirement plan (the “Retirement Plan”) that allows for a matching safe harbor contribution. For 2019, the Board of Directors elected to match participant deferred salary contributions up to a maximum of 4% of the participant’s annual compensation. Discretionary profit sharing contributions are allowed under the Retirement Plan in years that the Board does not elect a safe harbor match. The Company has accrued approximately $38,000 for the estimated safe harbor matching contribution for the year ended December 31, 2019. The Company contributed $27,000 and $29,000 to the Retirement Plan for the safe harbor match for the years ended December 31, 2018 and December 31, 2017.

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – OPERATING LEASES
The Company leases office space and equipment under operating leases expiring at various dates through 2020 and 2024. On August 13, 2016, the Company entered into a 7 year operating lease for an office space located in San Francisco, CA. The Company has a satellite office in Fairfield, CA with a lease expiration date in April 2020. The Company also owns and operates a stand-alone Gamma Knife facility in Lima, Peru where it leases approximately 1,600 for approximately $5,000 per month with a lease expiration date in January 2024.
Future minimum payments under non-cancelable operating leases, net of expected sublease income, having initial terms of more than one year consisted of the following:

Year ending December 31,

2020	$319,000
2021	312,000
2022	319,000
2023	225,000
2024	5,000

$1,180,000
Payments for repair and maintenance agreements incorporated in operating lease agreements are not included in the future minimum operating lease payments shown above.
Net rent expense was $380,000, $298,000, and $308,000 for the years ended December 31, 2019, 2018 and 2017, respectively, and includes the above operating leases as well as month-to-month rental and certain executory costs.

AMERICAN SHARED HOSPITAL SERVICES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – COMMITMENTS AND CONTINGENCIES
On December 20, 2018, the Company signed Second Amendments to two System Build Agreements (the “Amendments”) for the Company’s second and third Mevion PBRT units. The Company and Mevion have agreed to upgrade the second and third PBRT units for which the Company has purchase commitments. The Company is actively seeking sites for these units but, to date, has not entered into agreements with any party for either placement of a PBRT unit or the related financing. The Company projects that it will be required to commence delivery of the second and third PBRT units no later than 2023. In the event the Company is unable to enter into customer agreements within the requisite time frame or receive an extension from Mevion, the Company could forfeit its deposits, which are described below.
As of December 31, 2019, the Company had commitments, after deposits, to purchase two MEVION S250i PBRT systems for $34,000,000 and the Company had $2,250,000 in non-refundable deposits toward the purchase of these two PBRT systems from Mevion. The non-refundable deposits are recorded in the Consolidated Balance Sheets as deposits and construction in progress.

As of December 31, 2019, the Company had commitments to perform five Cobalt-60 reloads and install five Leksell Gamma Knife Icon Systems ("Icon") at existing customer sites, and purchase one LINAC system, to be placed at a new customer site. The Cobalt-60 reloads, Icon upgrades, and LINAC purchase are scheduled to occur between 2020 and 2022. Total Gamma Knife and LINAC commitments as of December 31, 2019 were $6,910,000. Two of the five Cobalt-60 reloads were completed and financed during the first quarter of 2020. It is the Company’s intent to finance the remaining commitments. There are no significant cash requirements, pending financing, for these commitments in the next 12 months. There can be no assurance that financing will be available for the Company’s current or future projects, or at terms that are acceptable to the Company.

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

As of December 31, 2019, the Company had commitments to service and maintain its Gamma Knife and PBRT equipment. The service commitments are carried out via contracts with Mevion, Elekta and Mobius Imaging, LLC. In addition, in April 2019, the Company signed agreements to service the Icon upgrades which will be installed at various dates between 2020 and 2022. The Company’s commitment to purchase a LINAC system also includes a 9-year agreement to service the equipment. Total service commitments as of December 31, 2019 were $10,096,000. The Gamma Knife and certain other service contracts are paid monthly, as service is performed. The Company believes that cash flow from cash on hand and operations will be sufficient to cover these payments.
The Company estimates the following commitments for each of the equipment systems, with expected timing of payments as follows as of December 31, 2019:

	Total amounts committed	2020	2021-2023	2024	After 5 years

Long-term debt (includes interest)	$3,922,000	$1,689,000	$1,480,000	$335,000	$418,000
Finance leases (includes interest)	13,580,000	4,610,000	8,449,000	521,000	—
Future equipment purchases	40,910,000	1,750,000	39,160,000	—	—
Equipment service contracts	10,096,000	1,847,000	4,655,000	1,734,000	1,860,000
Operating leases	1,180,000	319,000	856,000	5,000	—

Total Commitments	$69,688,000	$10,215,000	$54,600,000	$2,595,000	$2,278,000

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13 – RELATED PARTY TRANSACTIONS
The Company’s Gamma Knife business is operated through its 81% indirect interest in its GKF subsidiary. The remaining 19% of GKF is owned by a wholly owned U.S. subsidiary of Elekta, which is the manufacturer of the Gamma Knife. Since the Company purchases its Gamma Knife units from Elekta, there are significant related party transactions with Elekta such as equipment purchases, commitments to purchase equipment, deposits for such equipment purchases, and costs to maintain the equipment. The Company believes that all its transactions with Elekta are arm’s-length transactions. At December 31, 2019, the Company had commitments to purchase five Cobalt-60 reloads, install five Icon upgrades and service the related equipment, as discussed in Note 12 – Commitments and Contingencies.
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

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14 – SUBSEQUENT EVENTS

The recent outbreak of the novel coronavirus COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the U.S. and global economies and created uncertainty regarding potential impacts on the Company’s operations. The pandemic has impacted and could further impact the Company’s operations and the operations of its customers as a result of quarantines, facility closures, and travel and logistics restrictions. While the disruption caused by the pandemic is currently expected to be temporary, there is uncertainty regarding its duration. Therefore, while the COVID-19 outbreak is expected to impact the Company’s results of operations, financial position, and liquidity, the duration and intensity of the impact of the COVID-19 outbreak and resulting disruption to the Company’s operations is uncertain. The Company will continue to monitor the situation closely and assess the impact on its operations and financial results for the remainder of the year.

Subsequent to year end, the Company financed two Cobalt-60 reload commitments, as discussed in Note 12 – Commitments and Contingencies, totaling approximately $1,180,000. The Cobalt-60 reloads were performed at existing Gamma Knife customer sites.