Form 10-Q
period 2020-03-31
AMERICAN SHARED HOSPITAL SERVICES
filed 2020-05-11
CIK 744825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020 or

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
(415) 788-5300
(Registrant’s telephone number, including area code)
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
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company ( as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of May 1, 2020, there were outstanding 5,688,000 shares of the registrant’s common stock.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS	March 31, 2020	December 31, 2019
Current assets:
Cash and cash equivalents	$2,673,000	$1,429,000
Restricted cash	350,000	350,000
Accounts receivable, net of allowance for doubtful accounts of $100,000 at March 31, 2020 and $100,000 at December 31, 2019	5,988,000	6,894,000

Other receivables	265,000	169,000
Prepaid expenses and other current assets	1,362,000	1,900,000

Total current assets	10,638,000	10,742,000

Property and equipment:
Medical equipment and facilities	93,429,000	92,132,000
Office equipment	597,000	594,000
Deposits and construction in progress	4,256,000	4,215,000
	98,282,000	96,941,000
Accumulated depreciation and amortization	(57,112,000)	(55,461,000)
Net property and equipment	41,170,000	41,480,000

Right of use assets	972,000	1,106,000

Other assets	411,000	455,000

Total assets	$53,191,000	$53,783,000

LIABILITIES AND SHAREHOLDERS' EQUITY	March 31, 2020	December 31, 2019
Current liabilities:
Accounts payable	$851,000	$557,000
Employee compensation and benefits	285,000	234,000
Other accrued liabilities	1,681,000	1,779,000
Income taxes payable	95,000	130,000

Current portion of lease liabilities	255,000	279,000
Current portion of long-term debt	1,451,000	1,526,000
Current portion of finance leases	3,211,000	3,709,000

Total current liabilities	7,829,000	8,214,000

Long-term lease liabilities, less current portion	717,000	827,000
Long-term debt, less current portion	2,923,000	1,954,000
Long-term finance leases, less current portion	7,499,000	8,177,000
Deferred revenue, less current portion	264,000	286,000

Deferred income taxes	2,486,000	2,514,000

Shareholders' equity:
Common stock, no par value (10,000,000 authorized; 5,688,000 and 5,817,000 shares issued and outstanding at March 31, 2020 and at December 31, 2019, respectively)	10,753,000	10,753,000
Additional paid-in capital	6,781,000	6,725,000
Retained earnings	8,420,000	8,555,000
Total equity-American Shared Hospital Services	25,954,000	26,033,000
Non-controlling interests in subsidiaries	5,519,000	5,778,000
Total shareholders' equity	31,473,000	31,811,000

Total liabilities and shareholders' equity	$53,191,000	$53,783,000
See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended March 31,
	2020	2019

Revenues	$4,568,000	$5,321,000

Costs of revenue:

Maintenance and supplies	633,000	668,000

Depreciation and amortization	1,647,000	1,894,000

Other direct operating costs	894,000	822,000

	3,174,000	3,384,000

Gross Margin	1,394,000	1,937,000

Selling and administrative expense	1,211,000	1,055,000

Interest expense	282,000	367,000

Operating (loss) income	(99,000)	515,000

Interest and other income	3,000	4,000

(Loss) income before income taxes	(96,000)	519,000

Income tax (benefit) expense	(28,000)	124,000

Net (loss) income	(68,000)	395,000
Less: Net income attributable to non-controlling interest	(67,000)	(125,000)

Net (loss) income attributable to American Shared Hospital Services	$(135,000)	$270,000

Net (loss) income per share:

(Loss) earnings per common share - basic	$(0.02)	$0.05

(Loss) earnings per common share - diluted	$(0.02)	$0.05

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

	FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2020 AND 2019
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Sub-Total ASHS	Non-controlling Interests in Subsidiaries	Total

Balances at January 1, 2019	5,714,000	$10,711,000	$6,495,000	$7,896,000	$25,102,000	$5,946,000	$31,048,000

Stock-based compensation expense	—	—	55,000	—	55,000	—	55,000

Cash distributions to non-controlling interests	—	—	—	—	—	(19,000)	(19,000)

Net income	—	—	—	270,000	270,000	125,000	395,000

Balances at March 31, 2019	5,714,000	$10,711,000	$6,550,000	$8,166,000	$25,427,000	$6,052,000	$31,479,000

Balances at January 1, 2020	5,817,000	$10,753,000	$6,725,000	$8,555,000	$26,033,000	$5,778,000	$31,811,000

Stock-based compensation expense	—	—	56,000	—	56,000	—	56,000

Restricted common shares returned to plan	(129,000)	—	—	—	—	—	—

Cash distributions to non-controlling interests	—	—	—	—	—	(326,000)	(326,000)

Net (loss) income	—	—	—	(135,000)	(135,000)	67,000	(68,000)

Balances at March 31, 2020	5,688,000	$10,753,000	$6,781,000	$8,420,000	$25,954,000	$5,519,000	$31,473,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months ended March 31,
	2020	2019
Operating activities:
Net (loss) income	$(68,000)	$395,000

Adjustments to reconcile net income to net cash from operating activities:

Depreciation and amortization	1,676,000	1,910,000

Non cash lease expense	67,000	—

Deferred income taxes	(28,000)	124,000

Stock-based compensation expense	56,000	55,000

Accrued interest on lease financing	—	2,000

Interest expense associated with lease liabilities	17,000	—

Changes in operating assets and liabilities:

Receivables	848,000	(477,000)

Prepaid expenses and other assets	557,000	254,000

Accounts payable, accrued liabilities and deferred revenue	383,000	37,000

Income taxes payable	(35,000)	—

Lease liability	(84,000)	—

Net insurance proceeds receivable	—	160,000

Net cash provided by operating activities	3,389,000	2,460,000

Investing activities:
Payment for purchase of property and equipment	(195,000)	(272,000)

Net cash used in investing activities	(195,000)	(272,000)

Financing activities:
Principal payments on long-term debt	(554,000)	(516,000)

Principal payments on finance leases	(912,000)	(1,046,000)

Principal payments on short-term financing	(158,000)	—

Distributions to non-controlling interests	(326,000)	(19,000)

Net cash used in financing activities	(1,950,000)	(1,581,000)

Net change in cash, cash equivalents, and restricted cash	1,244,000	607,000

Cash, cash equivalents, and restricted cash at beginning of period	1,779,000	1,792,000

Cash, cash equivalents, and restricted cash at end of period	$3,023,000	$2,399,000

Supplemental cash flow disclosure:
Cash paid during the period for:

Interest	$282,000	$367,000

Income taxes paid	$34,000	$67,000

Schedule of non-cash investing and financing activities
Lease reassessment right of use assets and lease liabilities	$67,000	$—

Right of use assets and lease liabilities	$—	$1,300,000

Interest capitalized to property and equipment	$32,000	$27,000

Acquisition of equipment with long-term debt financing	$1,184,000	$—
See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for the fair presentation of American Shared Hospital Services’ consolidated financial position as of March 31, 2020, the results of its operations for the three-month periods ended March 31, 2020 and 2019, and the cash flows for the three-month periods ended March 31, 2020 and 2019. The results of operations for the three-months ended March 31, 2020 are not necessarily indicative of results on an annualized basis. Consolidated balance sheet amounts as of December 31, 2019 have been derived from audited consolidated financial statements.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019 included in American Shared Hospital Services’ Annual Report on Form 10-K filed with the Securities and Exchange Commission.
These condensed consolidated financial statements include the accounts of American Shared Hospital Services and its subsidiaries (the “Company”) as follows: the Company wholly-owns the subsidiaries American Shared Radiosurgery Services (“ASRS”), PBRT Orlando, LLC (“Orlando”), OR21, Inc., and MedLeader.com, Inc. (“MedLeader”); the Company is the majority owner of Long Beach Equipment, LLC (“LBE”); ASRS is the majority-owner of GK Financing, LLC (“GKF”) which wholly-owns the subsidiary Instituto de Gamma Knife del Pacifico S.A.C. (“GKPeru”); GKF is the majority owner of the subsidiaries Albuquerque GK Equipment, LLC (“AGKE”) and Jacksonville GK Equipment, LLC (“JGKE”).
The Company (through ASRS) and Elekta AB, the manufacturer of the Gamma Knife (through its wholly-owned United States subsidiary, GKV Investments, Inc.), entered into an operating agreement and formed GKF. As of March 31, 2020, GKF provides Gamma Knife units to fifteen medical centers in the United States in the states of Arkansas, California, Florida, Illinois, Indiana, Massachusetts, Mississippi, Nebraska, New Mexico, New York, Ohio, Oregon, Tennessee, and Texas. GKF also owns and operates a single-unit Gamma Knife facility in Lima, Peru.
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

Accounting Pronouncements Issued and Adopted
In February 2018, the FASB issued ASU No. 2018-03 Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2018-03”), which clarifies certain aspects of ASU 2016-1. These are: equity securities without a readily determinable fair value – discontinuation, equity securities without a readily determinable fair value – adjustments, forward contracts and purchased options, presentation requirements for certain fair value option liabilities, fair value option liabilities denominated in a foreign currency, and transition guidance for equity securities without a readily determinable fair value. In August 2018, the FASB issued ASU No. 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements to Fair Value Measurement (“ASU 2018-13”), which amended the effective date and other certain measurement aspects of ASU 2018-03. The new guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. The Company adopted ASU 2018-03 and ASU 2018-13 on January 1, 2020. There was no significant impact on its condensed consolidated financial statements and related disclosures.
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
The following table summarizes property and equipment as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019

Medical equipment and facilities	$93,429,000	$92,132,000
Office equipment	597,000	594,000
Deposits and construction in progress	2,006,000	1,965,000
Deposits towards purchase of proton beam systems	2,250,000	2,250,000

	98,282,000	96,941,000
Accumulated depreciation	(57,112,000)	(55,461,000)

Net property and equipment	$41,170,000	$41,480,000
As of March 31, 2020, approximately $2,820,000 of the net property and equipment balance is outside of the United States. As of March 31, 2020, the Company has two idle Gamma Knife units with a cumulative net book value of $943,000. There are currently no commitments to place into service or trade in these units during 2020.
Note 3. Long-Term Debt Financing
Long-term debt consists of eight notes with three financing companies collateralized by the Gamma Knife equipment, the individual customer contracts, and related accounts receivable at March 31, 2020. As of March 31, 2020, long-term debt on the Condensed Consolidated Balance Sheets was $4,374,000. See disclosure of future payments below under the heading “Commitments”.
Note 4. Finance Leases
Finance lease obligations consist of nine leases with three financing companies, collateralized by Gamma Knife and PBRT equipment, the individual customer contracts, and related accounts receivable at March 31, 2020. As of March 31, 2020, obligations under finance leases on the Condensed Consolidated Balance Sheets were $10,710,000. See disclosure of future payments below under the heading “Commitments”.

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
The Company’s Gamma Knife, PBRT, and IGRT contracts with hospitals are classified as operating leases under ASC 842. The related equipment is included in medical equipment and facilities on the Company’s condensed consolidated balance sheets. As all income from the Company’s lessor arrangements is solely based on procedure volume, all income is considered variable payments not dependent on an index or a rate. As such, the Company does not measure future operating lease receivable.
The Company’s lessee operating leases are accounted for as right-of-use (“ROU”) assets, other current liabilities, and lease liabilities on the condensed consolidated balance sheets. Operating lease ROU assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company’s operating lease contracts do not provide an implicit rate for calculating the present value of future lease payments, so the Company determined its incremental borrowing rate of approximately 6.0% by using available market rates and expected lease terms. The operating lease ROU assets and liabilities also include any lease payments made and excludes lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company’s lessee operating lease agreements are for administrative office space and related equipment, and the agreement to lease clinic space for its stand-alone facility in Lima, Peru. These leases have remaining lease terms between 3 and 4 years, some of which include options to renew or extend the lease. As of March 31, 2020, operating ROU assets and liabilities were $972,000.
During the three-month period ended March 31, 2020, the Company elected to not renew its lease for a satellite office in Fairfield, California. The Company previously included the renewal term in its assessment of the lease term for the ROU asset and liability. The Company accounted for this change as a lease reassessment under ASC 842. At the reassessment date, the remaining lease balance was not material to the Company's condensed consolidated balance sheets and the Company wrote off the related ROU assets and liabilities of $67,000.
The following table summarizes maturities of lessee operating lease liabilities as of March 31, 2020:

Year ending December 31,	Operating Leases

2020 (excluding the three-months ended March 31, 2020)	$229,000
2021	313,000
2022	321,000
2023	214,000
2024	5,000

Total lease payments	1,082,000
Less imputed interest	(110,000)
Total	$972,000

Note 6. Per Share Amounts
Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding. The computation for the three-month periods ended March 31, 2020 and 2019 excluded approximately 430,000 and 547,000, respectively, of the Company’s stock options because the exercise price of the options was higher than the average market price during those periods.
As of March 31, 2020, the Company’s Award Agreements (as defined below) expired and the unvested performance share awards were returned to the Company’s stock incentive plan - see Note 7 for further discussion. Based on the guidance provided in accordance with ASC 260 Earnings Per Share (“ASC 260”), the weighted average common shares for basic earnings per share, for the three-month period ended March 31, 2019, excluded the weighted average impact of the unvested performance share awards. These awards were legally outstanding but not deemed participating securities and therefore were excluded from the calculation of basic earnings per share. The unvested shares were also excluded from the denominator for diluted earnings per share because they were considered contingent shares not deemed probable as of March 31, 2019.
The following table sets forth the computation of basic and diluted earnings per share for the three-month periods ended March 31, 2020 and 2019:

	Three Months ended March 31,
	2020	2019
Net (loss) income attributable to American Shared Hospital Services	$(135,000)	$270,000

Weighted average common shares for basic earnings per share	6,126,000	5,853,000
Diluted effect of stock options and restricted stock	27,000	33,000
Weighted average common shares for diluted earnings per share	6,153,000	5,886,000

Basic (loss) earnings per share	$(0.02)	$0.05
Diluted (loss) earnings per share	$(0.02)	$0.05

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
Stock-based compensation expense associated with the Company’s stock options to employees is calculated using the Black-Scholes valuation model. The Company’s stock awards have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates. The estimated fair value of the Company’s option grants is estimated using assumptions for expected life, volatility, dividend yield, and risk-free interest rate which are specific to each award. The estimated fair value of the Company’s options is amortized over the period during which an employee is required to provide service in exchange for the award (requisite service period), usually the vesting period. Accordingly, stock-based compensation cost before income tax effect for the Company’s options and restricted stock awards in the amount of $56,000 and $55,000 is reflected in net income for the three-month periods ended March 31, 2020 and 2019, respectively. At March 31, 2020, there was approximately $18,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan, excluding unrecognized compensation cost associated with the performance share awards, discussed below. This cost is expected to be recognized over a period of approximately two years.
On January 4, 2017, the Company entered into a Performance Share Award Agreement with three executive officers of the Company (the “Award Agreements”) for 161,766 restricted stock awards which vest upon the achievement of certain performance metrics. The Award Agreements expired on March 31, 2020. Based on the guidance in ASC 718 Stock Compensation (“ASC 718”), the Company concluded these were performance-based awards with vesting criteria tied to performance metrics. As of December 31, 2018, the Company achieved one of those certain performance metrics under the Award Agreements and recognized stock compensation expense of approximately $108,000 related to these awards. The unrecognized stock-based compensation expense for these awards was approximately $434,000 and the unvested awards of approximately 129,000 shares were returned to the Plan as of March 31, 2020.
The following table summarizes stock option activity for the three-month periods ended March 31, 2020 and 2019:

	Stock Options	Grant Date Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Intrinsic Value
Outstanding at January 1, 2020	450,000	$2.78	2.44	$27,000
Outstanding at March 31, 2020	450,000	$2.78	2.20	$—
Exercisable at March 31, 2020	425,000	$2.79	2.00	$—

Outstanding at January 1, 2019	613,000	$2.85	3.14	$—
Outstanding at March 31, 2019	613,000	$2.85	2.43	$34,000
Exercisable at March 31, 2019	489,000	$2.87	2.31	$—

Note 8. Income Taxes
The Company generally calculates its effective income tax rate at the end of an interim period using an estimate of the annualized effective income tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate of the annualized effective income tax rate cannot be made, the Company computes its provision for income taxes using the actual effective income tax rate for the results of operations reported within the year-to-date periods. The Company’s effective income tax rate is highly influenced by relative income or losses reported and the amount of the nondeductible stock-based compensation associated with grants of its common stock options and from the results of foreign operations. A small change in estimated annual pretax income (loss) can produce a significant variance in the annualized effective income tax rate given the expected amount of these items. As a result, the Company has computed its provision for income taxes for the three-month period ended March 31, 2020 by applying the actual effective tax rates to income or (loss) reported within the condensed consolidated financial statements through those periods.
On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. Under ASC 740, the effects of new legislation are recognized upon enactment. Accordingly, the effects of the CARES Act are effective for the three-month period ending March 31, 2020. The CARES Act did not have a material impact on the financial statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report to the Securities and Exchange Commission may be deemed to contain certain forward-looking statements with respect to the financial condition, results of operations and future plans of American Shared Hospital Services (including statements regarding the expected continued treatment growth of the Company's MEVION S250 system, the expansion of the Company’s proton therapy business and the timing and expansion of treatments by new Gamma Knife systems, which involve risks and uncertainties including, but not limited to, the risks of variability of financial results between quarters, the risks of the Gamma Knife and radiation therapy businesses, the risks of developing The Operating Room for the 21st Century program, the risks of changes to CMS reimbursement rates or reimbursement methodology, the risks of the timing, financing, and operations of the Company’s proton therapy business, the risks of the COVID-19 outbreak and its effect on the Company’s business operations and financial condition, and the risk that the Company will be unable to identify and attract a permanent successor to the Company’s former President and Chief Executive Officer. Further information on potential factors that could affect the financial condition, results of operations and future plans of American Shared Hospital Services is included in the filings of the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 26, 2020.
The Company recognizes revenues under ASC 842 and ASC 606 Revenue from Contracts with Customers (“ASC 606”). The Company had sixteen (16) Gamma Knife units, one (1) PBRT system and one (1) IGRT machine in operation as of March 31, 2020 and 2019. Three (3) of the Company’s customer contracts are through subsidiaries where GKF or its subsidiary is the majority owner and managing partner. Seven (7) of the Company’s sixteen (16) current Gamma Knife customers are under fee-per-use contracts, and eight (8) customers are under retail arrangements. The Company, through GKF, also owns and operates a single-unit Gamma Knife facility in Lima, Peru. This unit economically functions similarly to the Company’s turn-key retail arrangements. The Company’s contracts to provide radiation therapy and related equipment services to an existing Gamma Knife customer and the Company’s PBRT system at Orlando Health – UF Health Cancer Center (“Orlando Health”), are also considered retail arrangements.

Rental income from medical services – The Company recognizes revenues under ASC 842 when services have been rendered and collectability is reasonably assured, on either a fee per use or revenue sharing basis. The terms of the contracts do not contain any guaranteed minimum payments. The Company’s contracts are typically for a ten-year term and are classified as either fee per use or retail. Retail arrangements are further classified as either turn-key or revenue sharing. Revenues from fee per use contracts is determined by each hospital’s contracted rate. Revenues are recognized at the time the procedures are performed, based on each hospital’s contracted rate and the number of procedures performed. Under revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital. The amount the Company expects to receive is recorded as revenue and estimated based on historical experience. Revenue estimates are reviewed periodically and adjusted as necessary. Under turn-key arrangements, the Company receives payment from the hospital in the amount of the hospital’s reimbursement from third party payors, and the Company is responsible for paying all the operating costs of the equipment. Operating costs are determined primarily based on historical treatment protocols and cost schedules with the hospital. The Company records an estimate of operating costs which are reviewed on a regular basis and adjusted as necessary to more accurately reflect the actual operating costs. For turn-key sites, the Company also shares a percentage of net operating profit. The Company records an estimate of net operating profit based on estimated revenues, less estimated operating costs. The operating costs and estimated net operating profit are recorded as other direct operating costs in the condensed consolidated statement of operations. For the three-month periods ended March 31, 2020 and 2019, the Company recognized revenues of approximately $4,339,000 and $5,107,000, respectively, under ASC 842.
Patient income – The Company has a stand-alone facility in Lima, Peru, where a contract exists between GKPeru and the individual patient treated at the facility. Under ASC 606, the Company acts as the principal in this transaction and provides, at a point in time, a single performance obligation, in the form of a Gamma Knife treatment. Revenue related to a Gamma Knife treatment is recognized on a gross basis at the time when the patient receives treatment. There is no variable consideration present in the Company’s performance obligation and the transaction price is agreed upon per the stated contractual rate. Payment terms are typically prepaid for self-pay patients and insurance provider payments are paid net 30 days. The Company did not capitalize any incremental costs related to the fulfillment of its customer contracts. Accounts receivable earned by GKPeru were not significant for the three-month periods ended March 31, 2020 and 2019. For the three-month periods ended March 31, 2020 and 2019, the Company recognized revenues of approximately $229,000 and $214,000, respectively, under ASC 606.
Effective January 1, 2015, the Centers for Medicare and Medicaid (“CMS”) established a Comprehensive Ambulatory Payment Classification for single session radiosurgery treatments. CMS has established a 2020 total reimbursement rate of approximately $9,600 ($9,300 in 2019) for a Medicare Gamma Knife treatment. The approximate CMS reimbursement rates for delivery of proton therapy for a simple treatment without compensation for 2020 is $539 ($520 in 2019) and $1,246 ($1,079 in 2019) for simple with compensation, intermediate and complex treatments, respectively.
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

The COVID-19 pandemic, the likely resulting recession and its follow-on effects have impacted and will likely continue to impact business activity across industries, including the Company’s. Due to factors related to the COVID-19 pandemic such as delays in service at medical facilities and restrictions imposed by government agencies, and the Company’s customers in response to the spread of COVID-19, the Company has experienced some delays in delivering certain Gamma Knife procedures and PBRT treatments. Similarly, the Company’s ability to conduct commercial efforts with its customers have been and are likely to continue to be disrupted as customers have turned their focus to dealing with the impact of the COVID-19 pandemic on their operations. The impact of the COVID-19 pandemic on the global economy is significant, and the Company’s ability to conduct its business and to access financing could be materially impacted. As a result of the pandemic and related governmental actions, Gamma Knife procedures and PBRT treatments, which make up the majority of our revenue, may take longer to recover than other areas of the economy, which may have a material impact on the Company’s business. The COVID-19 pandemic continues to develop rapidly, and additional impacts may arise that we are not aware of currently.
The impact of the COVID-19 pandemic for the three-month period ended March 31, 2020 has varied by location based on the stage of containment and actions by government agencies. The impact on treatments and costs in the three-month period ended March 31, 2020 did not appear material. The impact of the COVID-19 pandemic will potentially be greater over the entire three (3) month period in the second quarter of 2020.
Revenues decreased by $753,000 to $4,568,000 for the three-month period ended March 31, 2020 compared to $5,321,000 for the same period in the prior year.
Revenues generated from the Company’s PBRT system increased by $34,000 to $1,676,000 for the three-month period ended March 31, 2020 compared to $1,642,000 for the same period in the prior year. The increase in PBRT revenues for the three-month period ended March 31, 2020 was due to higher volumes.

The number of PBRT fractions increased by 130 to 1,676 for the three-month period ended March 31, 2020 compared to 1,546 for the same period in the prior year. The increase in PBRT volume for the three-month period ended March 31, 2020 was the result of the continuing increased awareness of the benefits of proton therapy treatment.
Gamma Knife revenues decreased by $519,000 to $2,892,000 for the three-month period ended March 31, 2020 compared to $3,411,000 for the same period in the prior year. The decrease in Gamma Knife revenues for the three-month period ended March 31, 2020, was due to lower average reimbursement at the Company’s retail sites. The number of Gamma Knife procedures increased by 1 to 376 for the three-month period ended March 31, 2020 compared to 375 for the same period in the prior year.
In April 2020, an existing Gamma Knife customer contract expired. The site is currently operating on a month-to-month basis and will continue to do so until the customer notifies the Company in writing of their intent to terminate. The Company expects the lease to end sometime in mid-2020.
Revenues generated from the Company’s IGRT contract decreased by $268,000 to $0 for the three-month period ended March 31, 2020 compared to $268,000 for the same period in the prior year. The decrease in IGRT revenues for the three-month period ended March 31, 2020 was the result of the winding down of the Company’s IGRT system, which was being used as a back-up system at the customer site. The Company’s contract for its IGRT equipment expired in April 2020 and the Company agreed to sell the equipment to it's existing customer for $150,000, which was equal to the equipment's salvage value.
Total costs of revenue decreased by $210,000 to $3,174,000 for the three-month period ended March 31, 2020 compared to $3,384,000 for the same period in the prior year.
Maintenance and supplies decreased by $35,000 to $633,000 for the three-month period ended March 31, 2020 compared to $668,000 for the same period in the prior year. The decrease in maintenance and supplies for the three-month period ended March 31, 2020 was due to a decrease in time and materials costs at the Company’s existing customer sites.
Depreciation and amortization decreased by $247,000 to $1,647,000 for the three-month period ended March 31, 2020 compared to $1,894,000 for the same period in the prior year. The decrease in depreciation and amortization for the three-month period ended March 31, 2020 was primarily due to depreciation recognized on the Company’s IGRT equipment of $220,000 in the prior year. The related equipment became fully depreciated in the fourth quarter of 2019.

Other direct operating costs increased by $72,000 to $894,000 for the three-month period ended March 31, 2020 compared to $822,000 for the same period in the prior year. The increase in other direct operating costs for the three-month period ended March 31, 2020 was due to increased operating costs at the Company’s newest Gamma Knife site in Merrillville, Indiana and the Company’s stand-alone facility in Lima, Peru, as these sites continue to ramp up volumes.
Selling and administrative costs increased by $156,000 to $1,211,000 for the three-month period ended March 31, 2020 compared to $1,055,000 for the same period in the prior year. The increase for the three-month period ended March 31, 2020, was primarily due to legal and other fees, including, but not limited to the COVID-19 pandemic and the transition in senior management.
Interest expense decreased by $85,000 to $282,000 for the three-month period ended March 31, 2020 compared to $367,000 for the same period in the prior year. The decrease for the three-month period ended March 31, 2020 was due to a lower average principal base on the Company’s debt and leases in the first quarter of 2020 compared to the same period in the prior year, effectively reducing interest expense.

Interest and other income decreased by $1,000 to $3,000 for the three-month period ended March 31, 2020 compared to $4,000 for the same period in the prior year. Interest and other income is comprised of interest expense and interest earned.
Income tax expense decreased by $152,000 to a benefit of $28,000 for the three-month period ended March 31, 2020 compared to expense of $124,000 for the same period in the prior year. The decrease in income tax expense for the three-month period ended March 31, 2020 was due to lower taxable income attributable to GKF and its subsidiaries.
Net income attributable to non-controlling interest decreased by $58,000 for the three-month period ended March 31, 2020 to $67,000 compared to $125,000 for the same period in the prior year. Net income attributable to non-controlling interests represents net income earned by the 19% non-controlling interest in GKF, and net income of the non-controlling interests in various subsidiaries controlled by GKF. The decrease or increase in net income attributable to non-controlling interests reflects the relative profitability of GKF.
Net income decreased by $405,000 to a loss of $135,000, or $0.02 per diluted share for the three-month period ended March 31, 2020 compared to net income of $270,000, or $0.05 per diluted share for the same period in the prior year. The decrease in net income for the three-month period ended March 31, 2020 was primarily due to legal and other professional fees and a decrease in the average reimbursement rate at the Company’s retail sites.

Liquidity and Capital Resources
The Company had cash, cash equivalents and restricted cash of $3,023,000 at March 31, 2020 compared to $1,779,000 at December 31, 2019. The Company’s cash position increased by $1,244,000 primarily due to cash from operating activities of $3,389,000. This increase was offset by payment for the purchase of property and equipment of $195,000, payments on long-term debt and finance leases of $1,466,000, payments on short-term financing of $158,000 and distributions to non-controlling interests of $326,000.
The Company has scheduled interest and principal payments under its debt obligations of approximately $1,670,000 and scheduled finance lease payments of approximately $4,053,000 during the next 12 months. The Company believes that its cash flow from cash on hand, operations, and other cash resources are adequate to meet its scheduled debt and finance lease obligations during the next 12 months. See additional discussion below related to commitments.
The Company as of March 31, 2020 had shareholders’ equity of $31,473,000, working capital of $2,809,000 and total assets of $53,191,000.

Commitments
On December 20, 2018, the Company signed Second Amendments to two System Build Agreements (the “Amendments”) for the Company’s second and third Mevion PBRT units. The Company and Mevion Medical Systems, Inc. (“Mevion”) have agreed to upgrade the second and third PBRT units for which the Company has purchase commitments. The Company is actively seeking sites for these units but, to date, has not entered into agreements with any party for either placement of a PBRT unit or the related financing. The Company projects that it will be required to commence delivery of the second and third PBRT units no later than 2023. In the event the Company is unable to enter into customer agreements within the requisite time frame or receive an extension from Mevion, the Company could forfeit its deposits, which are described below.
As of March 31, 2020, the Company had commitments, after deposits, to purchase two MEVION S250i PBRT systems for $34,000,000 and the Company had $2,250,000 in non-refundable deposits toward the purchase of these two PBRT systems from Mevion. The non-refundable deposits are recorded in the Condensed Consolidated Balance Sheets as deposits and construction in progress.
As of March 31, 2020, the Company had commitments to perform three Cobalt-60 reloads and install five Leksell Gamma Knife Icon Systems (“Icon”) at existing customer sites, and purchase one LINAC system, to be placed at a new customer site. One of the five Icon upgrades is scheduled to occur in mid-2020. The Cobalt-60 reloads, remaining Icon upgrades, and LINAC purchase are scheduled to occur between 2021 and 2022. Total Gamma Knife and LINAC commitments as of March 31, 2020 were $5,560,000. It is the Company’s intent to finance these commitments. There are no significant cash requirements, pending financing, for these commitments in the next 12 months. There can be no assurance that financing will be available for the Company’s current or future projects, or at terms that are acceptable to the Company.
In April 2020, the Company signed a commitment to purchase a second LINAC system to potentially place at an existing customer site. This purchase commitment also includes a 5-year agreement to service the equipment. The total commitment for this LINAC system and service was $7,725,000.
On July 21, 2017, the Company entered into a Maintenance and Support Agreement (the “Mevion Service Agreement”) with Mevion, which provides for maintenance and support of the Company’s PBRT unit at Orlando Health. The Mevion Service Agreement began September 5, 2017, was amended in 2018, and renews annually. The agreement requires an annual prepayment of $1,562,000 which was made on September 6, 2019 for the current contractual period. This payment portion was recorded as a prepaid contract and will be amortized over the one-year service period. The Mevion Service Agreement is for a five (5) year period.
As of March 31, 2020, the Company had commitments to service and maintain its Gamma Knife and PBRT equipment. The service commitments are carried out via contracts with Mevion, Elekta and Mobius Imaging, LLC. In addition, in April 2019, the Company signed agreements to service the Icon upgrades which will be installed at various dates between 2020 and 2022. The Company’s commitment to purchase a LINAC system also includes a 9-year agreement to service the equipment. Total service commitments as of March 31, 2020 were $10,036,000. The Gamma Knife and certain other service contracts are paid monthly, as service is performed. The Company believes that cash flow from cash on hand and operations will be sufficient to cover these payments.
The Company estimates the following commitments for each of the equipment purchases, service contracts, long-term debt, finance lease obligations, and operating leases with expected timing of payments as follows as of March 31, 2020:

	Payments Due by Period
Contractual Obligations	Total amounts committed	2020	2021-2023	2024	After 5 years

Long-term debt (includes interest)	$4,970,000	$1,346,000	$2,482,000	$668,000	$474,000
Finance leases (includes interest)	12,149,000	3,179,000	8,449,000	521,000	—
Future equipment purchases	39,560,000	400,000	39,160,000	—	—
Equipment service contracts	10,036,000	1,787,000	4,655,000	1,734,000	1,860,000
Operating leases	1,094,000	233,000	856,000	5,000	—

Total contractual obligations	$67,809,000	$6,945,000	$55,602,000	$2,928,000	$2,334,000

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage or prepayment features. The Company does not have affiliation with partnerships, trusts or other entities whose purpose is to facilitate off-balance sheet financial transactions or similar arrangements, and therefore has no exposure to the financing, liquidity, market or credit risks associated with such entities. At March 31, 2020, the Company had no significant long-term, market-sensitive investments.

Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the company and its subsidiaries is communicated to the chief executive officer and the chief financial officer. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of March 31, 2020, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the chief executive officer and the chief financial officer, and recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
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
There were no changes in our internal control over financial reporting during the three-months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors
There were no material changes during the period covered in this report to the risk factors previously disclosed in Part 1, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, except as follows:
Impact of the COVID-19 Pandemic May Continue to Adversely Affect the Company’s Business Operations and Financial Condition
The recent outbreak of the novel coronavirus COVID-19 is now a global pandemic as declared by the World
Health Organization. The COVID-19 pandemic has spread across the globe, has been declared a national emergency and has shut down many business operations around the globe. Many states and municipalities in the United States, including California, have announced aggressive and unprecedented actions to reduce the spread of the disease, including limiting non-essential gatherings of people, ceasing all non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing shelter-in-place” orders, which direct individuals to shelter at their places of residence (subject to limited exceptions). Across our business, although some governmental restrictions on certain medical procedures have been lifted, healthcare resources are being prioritized for the treatment and management of the outbreak in many cases. Consequently, there are delays in delivering certain Gamma Knife and proton therapy treatments. The COVID-19 pandemic poses the risk that the Company or its employees, contractors, customers, government and third party payors and others may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that have been and may continue to be requested or mandated by governmental authorities.

A broad, sustained continuation of the COVID-19 pandemic could negatively impact the Company for the following reasons: (i) operations at certain medical facilities, including medical professionals and other medical facility employees, may continue to be subject to prolonged closure or shut down; (ii) medical facilities may continue to defer certain Gamma Knife and proton therapy treatments for non-urgent patient cases in order to allocate resources to the care of patients with COVID-19; (iii) patients may continue to defer certain Gamma Knife and proton therapy treatments due to real or perceived concerns about the potential spread of COVID-19 in a medical facility setting; (iv) certain deferred Gamma Knife and proton therapy treatments may not be rescheduled for a later date; (v) the pandemic may materially impact the Company’s operations for a sustained period of time due to the current travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns, including at our corporate headquarters in San Francisco, California,which is currently subject to a shelter-in-place order that remains in force until May 31, 2020 and may be extended; and/or (vi) members of the board, management or employee team, some of whom are particularly at risk for the severe symptoms of COVID-19, or of our small number of other employees, may become ill or have family members who are ill and are absent as a result, or they may elect not to come to work due to the illness affecting others in our office or facilities.

The occurrence of any of the foregoing events could have a material adverse effect on our business, financial condition and results of operations. The COVID-19 pandemic and mitigation measures have had and may continue to have an adverse impact on global economic conditions which could have an adverse effect on the Company’s business and financial condition. The full impact of the COVID-19 pandemic remains unknown, including the impact on the global economy and the healthcare industry. The extent to which the COVID-19 outbreak impacts the Company’s results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus, actions to contain its impact,the efficacy of the current governmental orders in slowing down the pandemic, the governments’ changing calculations on the economic impact and the health implications of maintaining these orders, the progress in the healthcare industry’s ability to effectively combat the virus, and potential increase or decrease in healthcare demand resulting from COVID-19 responses, all of which are highly unpredictable. Likewise, the financial market as a whole has experienced extreme volatility as a result of the global economic impact of the COVID-19 pandemic, which has impacted, and may continue to impact, the Company’s stock price.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibit Index

Incorporated by reference herein
Exhibit Number		Description	Form	Exhibit	Date
10.1	*	Fourth Amendment to Purchased Services Agreement (for a Gamma Knife Unit) dated as of May 1, 2019 between GK Financing, LLC and Jackson HMA, LLC
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14a/15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14a/15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	ǂ	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline Instance XBRL

	*	Filed herewith.
	ǂ	Furnished herewith.
	#	Portions of this exhibit (indicated therein by asterisks) have been omitted for confidential treatment.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMERICAN SHARED HOSPITAL SERVICES
Registrant

Date:	May 11, 2020	/s/ Ray Stachowiak
Ray Stachowiak
Interim President and CEO

Date:	May 11, 2020	/s/ Craig K. Tagawa
Craig K. Tagawa
Senior Vice President
Chief Operating and Financial Officer