Form 10-Q/A
period 2020-03-31
AMERICAN SHARED HOSPITAL SERVICES
filed 2020-06-11
CIK 744825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________
FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) of American Shared Hospital Services (the “Company”) amends the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, originally filed with the Securities and Exchange Commission on May 11, 2019 (the “Original Report”). The Original Report inadvertently excluded certain XBRL (eXtensible Business Reporting Language) information.

This Amendment is being provided for the sole purpose of furnishing the XBRL files in Exhibits 101 and 104 hereto that were inadvertently omitted from the Original Report and no other changes have been made to the Original Report. This Amendment speaks as of the filing date of the Original Report and does not reflect events that may have occurred subsequent to that original filing date, and does not modify or update in any way disclosure made in the Original Report. No attempt has been made in this Amendment to modify or update the disclosures presented in the Original Report.

In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, as a result of this Amendment, the certifications from our Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Report, have been re-executed and re-filed as of the date of this Amendment and are included as Exhibits 31.1, 31.2 and 32.1 hereto.

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
AMERICAN SHARED HOSPITAL SERVICES
Registrant

Date:	June 11, 2020	/s/ Ray Stachowiak
Ray Stachowiak
Interim President and CEO

Date:	June 11, 2020	/s/ Craig K. Tagawa
Craig K. Tagawa
Senior Vice President
Chief Operating and Financial Officer