Form 10-Q
period 2020-06-30
AMERICAN SHARED HOSPITAL SERVICES
filed 2020-08-14
CIK 744825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________.
Commission file number 001-08789
________________________
American Shared Hospital Services
(Exact name of registrant as specified in its charter)

California	94-2918118
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Two Embarcadero Center,	Suite 410	San Francisco,	California	94111
(Address of principal executive offices)				(Zip code)
(415) 788-5300
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
American Shared Hospital Services Common Stock, No Par Value	AMS	NYSEAMER
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
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company ( as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2020, there were outstanding 5,691,000 shares of the registrant’s common stock.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS	June 30, 2020	December 31, 2019
Current assets:
Cash and cash equivalents	$4,045,000	$1,429,000
Restricted cash	364,000	350,000
Accounts receivable, net of allowance for doubtful accounts of $100,000 at June 30, 2020 and $100,000 at December 31, 2019	5,472,000	6,894,000

Other receivables	168,000	169,000
Prepaid expenses and other current assets	774,000	1,900,000

Total current assets	10,823,000	10,742,000

Property and equipment:
Medical equipment and facilities	94,200,000	92,132,000
Office equipment	604,000	594,000
Deposits and construction in progress	4,250,000	4,215,000
	99,054,000	96,941,000
Accumulated depreciation and amortization	(58,753,000)	(55,461,000)
Net property and equipment	40,301,000	41,480,000

Goodwill	1,265,000	—
Right of use assets	1,031,000	1,106,000
Intangible asset	78,000	—
Other assets	387,000	455,000

Total assets	$53,885,000	$53,783,000

LIABILITIES AND SHAREHOLDERS' EQUITY	June 30, 2020	December 31, 2019
Current liabilities:
Accounts payable	$1,130,000	$557,000
Employee compensation and benefits	418,000	234,000
Other accrued liabilities	1,682,000	1,779,000
Income taxes payable	185,000	130,000
Working capital payment due	869,000	—

Current portion of lease liabilities	288,000	279,000
Current portion of long-term debt	1,251,000	1,526,000
Current portion of finance leases	2,856,000	3,709,000

Total current liabilities	8,679,000	8,214,000

Long-term lease liabilities, less current portion	743,000	827,000
Long-term debt, less current portion	4,040,000	1,954,000
Long-term finance leases, less current portion	6,785,000	8,177,000
Deferred revenue, less current portion	243,000	286,000

Deferred income taxes	2,422,000	2,514,000

Shareholders' equity:
Common stock, no par value (10,000,000 authorized; 5,691,000 and 5,817,000 shares issued and outstanding at June 30, 2020 and at December 31, 2019, respectively)	10,753,000	10,753,000
Additional paid-in capital	6,834,000	6,725,000
Retained earnings	7,937,000	8,555,000
Total equity-American Shared Hospital Services	25,524,000	26,033,000
Non-controlling interests in subsidiaries	5,449,000	5,778,000
Total shareholders' equity	30,973,000	31,811,000

Total liabilities and shareholders' equity	$53,885,000	$53,783,000
See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended June 30,		Six Months ended Jun 30,
	2020	2019	2020	2019

Revenues	$3,991,000	$5,197,000	$8,559,000	$10,518,000

Costs of revenue:

Maintenance and supplies	553,000	652,000	1,186,000	1,320,000

Depreciation and amortization	1,637,000	2,008,000	3,284,000	3,902,000

Other direct operating costs	894,000	808,000	1,788,000	1,630,000

	3,084,000	3,468,000	6,258,000	6,852,000

Gross margin	907,000	1,729,000	2,301,000	3,666,000

Selling and administrative expense	1,210,000	1,081,000	2,421,000	2,136,000

Interest expense	267,000	346,000	549,000	713,000

Operating (loss) income	(570,000)	302,000	(669,000)	817,000

Interest and other income	1,000	4,000	4,000	8,000

(Loss) income before income taxes	(569,000)	306,000	(665,000)	825,000

Income tax (benefit) expense	(130,000)	27,000	(158,000)	151,000

Net (loss) income	(439,000)	279,000	(507,000)	674,000
Less: Net income attributable to non-controlling interest	(44,000)	(248,000)	(111,000)	(373,000)

Net (loss) income attributable to American Shared Hospital Services	$(483,000)	$31,000	$(618,000)	$301,000

Net (loss) income per share:

(Loss) earnings per common share - basic	$(0.08)	$0.01	$(0.10)	$0.05

(Loss) earnings per common share - diluted	$(0.08)	$0.01	$(0.10)	$0.05

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

	FOR THE THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 2020 AND 2019
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Sub-Total ASHS	Non-controlling Interests in Subsidiaries	Total

Balances at January 1, 2019	5,714,000	$10,711,000	$6,495,000	$7,896,000	$25,102,000	$5,946,000	$31,048,000

Stock-based compensation expense	—	—	55,000	—	55,000	—	55,000

Cash distributions to non-controlling interests	—	—	—	—	—	(19,000)	(19,000)

Net income	—	—	—	270,000	270,000	125,000	395,000

Balances at March 31, 2019	5,714,000	$10,711,000	$6,550,000	$8,166,000	$25,427,000	$6,052,000	$31,479,000

Stock-based compensation expense	102,000	—	53,000	—	53,000	—	53,000

Cash distributions to non-controlling interests	—	—	—	—	—	(57,000)	(57,000)

Net income	—	—	—	31,000	31,000	248,000	279,000

Balances at June 30, 2019	5,816,000	$10,711,000	$6,603,000	$8,197,000	$25,511,000	$6,243,000	$31,754,000

Balances at January 1, 2020	5,817,000	$10,753,000	$6,725,000	$8,555,000	$26,033,000	$5,778,000	$31,811,000

Stock-based compensation expense	—	—	56,000	—	56,000	—	56,000

Restricted common shares returned to plan	(129,000)	—	—	—	—	—	—

Cash distributions to non-controlling interests	—	—	—	—	—	(326,000)	(326,000)

Net (loss) income	—	—	—	(135,000)	(135,000)	67,000	(68,000)

Balances at March 31, 2020	5,688,000	10,753,000	6,781,000	8,420,000	25,954,000	5,519,000	31,473,000

Stock-based compensation expense	3,000	—	53,000	—	53,000	—	53,000

Cash distributions to non-controlling interests	—	—	—	—	—	(114,000)	(114,000)

Net (loss) income	—	—	—	(483,000)	(483,000)	44,000	(439,000)

Balances at June 30, 2020	5,691,000	$10,753,000	$6,834,000	$7,937,000	$25,524,000	$5,449,000	$30,973,000
See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months ended June 30,
	2020	2019
Operating activities:
Net (loss) income	$(507,000)	$674,000

Adjustments to reconcile net (loss) income to net cash from operating activities (excluding assets acquired and liabilities assumed):

Depreciation and amortization	3,347,000	3,933,000

Non cash lease expense	143,000	124,000

Deferred income taxes	(158,000)	—

Stock-based compensation expense	109,000	108,000

Accrued interest on lease financing	—	9,000

Interest expense associated with lease liabilities	39,000	40,000

Changes in operating assets and liabilities:

Receivables	2,288,000	(1,305,000)

Prepaid expenses and other assets	1,206,000	618,000

Accounts payable, accrued liabilities and deferred revenue	638,000	176,000

Income taxes payable	(82,000)	—

Lease liability	(182,000)	(164,000)

Net insurance proceeds receivable	—	160,000

Net cash provided by operating activities	6,841,000	4,373,000

Investing activities:
Payment for purchase of property and equipment	(242,000)	(746,000)

Payment for acquisition, net of cash acquired	(1,568,000)	—

Net cash used in investing activities	(1,810,000)	(746,000)

Financing activities:
Principal payments on long-term debt	(1,062,000)	(977,000)

Principal payments on finance leases	(1,981,000)	(2,110,000)

Principal payments on short-term financing	(343,000)	—

Distributions to non-controlling interests	(440,000)	(76,000)

Proceeds from financing for acquisition	1,425,000	—

Net cash used in financing activities	(2,401,000)	(3,163,000)

Net change in cash, cash equivalents, and restricted cash	2,630,000	464,000

Cash, cash equivalents, and restricted cash at beginning of period	1,779,000	1,792,000

Cash, cash equivalents, and restricted cash at end of period	$4,409,000	$2,256,000

Supplemental cash flow disclosure:
Cash paid during the period for:

Interest	$549,000	$713,000

Income taxes paid	$71,000	$384,000

Schedule of non-cash investing and financing activities
Lease reassessment right of use assets and lease liabilities	$67,000	$—

Right of use assets and lease liabilities	$135,000	$1,362,000

Interest capitalized to property and equipment	$65,000	$54,000

Acquisition of equipment with long-term debt financing	$1,184,000	$—

Acquisition of insurance with short-term financing	$45,000	$—

First working capital payment related to acquisition	$515,000	$—

Estimated subsequent working capital payment for acquisition	$354,000	$—
See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for the fair presentation of American Shared Hospital Services’ consolidated financial position as of June 30, 2020, the results of its operations for the three and six-month periods ended June 30, 2020 and 2019, and the cash flows for the three and six-month periods ended June 30, 2020 and 2019. The results of operations for the three and six-months ended June 30, 2020 are not necessarily indicative of results on an annualized basis. Consolidated balance sheet amounts as of December 31, 2019 have been derived from audited consolidated financial statements.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019 included in American Shared Hospital Services’ Annual Report on Form 10-K filed with the Securities and Exchange Commission.
These condensed consolidated financial statements include the accounts of American Shared Hospital Services and its subsidiaries (the “Company”) as follows: the Company wholly-owns the subsidiaries American Shared Radiosurgery Services (“ASRS”), PBRT Orlando, LLC (“Orlando”), OR21, Inc., and MedLeader.com, Inc. (“MedLeader”); the Company is the majority owner of Long Beach Equipment, LLC (“LBE”); ASRS is the majority-owner of GK Financing, LLC (“GKF”) which wholly-owns the subsidiary Instituto de Gamma Knife del Pacifico S.A.C. (“GKPeru”) and HoldCo GKC S.A. (“HoldCo”). GKF is the majority owner of the subsidiaries Albuquerque GK Equipment, LLC (“AGKE”), Jacksonville GK Equipment, LLC (“JGKE”) and Gamma Knife Center Ecuador S.A. (“GKCE”).
The Company (through ASRS) and Elekta AB, the manufacturer of the Gamma Knife (through its wholly-owned United States subsidiary, GKV Investments, Inc.), entered into an operating agreement and formed GKF. As of June 30, 2020, GKF provides Gamma Knife units to fifteen medical centers in the United States in the states of Arkansas, California, Florida, Illinois, Indiana, Massachusetts, Mississippi, Nebraska, New Mexico, New York, Ohio, Oregon, Tennessee, and Texas. GKF also owns and operates single-unit Gamma Knife facilities in Lima, Peru and Guayaquil, Ecuador. The Company through its wholly-owned subsidiary, Orlando, provided proton beam radiation therapy (“PBRT”) and related equipment to a customer in the United States.
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
On June 12, 2020, GKF purchased approximately 98% of the total outstanding shares of GKCE, from GKCE’s majority shareholders (the “Acquisition”). The Company subsequently executed agreements to acquire approximately 1.3% of the total outstanding shares of GKCE and intends to acquire the remaining 0.7% at a later date. The base purchase price for the Acquisition, including acquisition of the minority shares was approximately $2,000,000. This purchase price was paid with $575,000 in cash and a $1,425,000 loan from the United States International Development Finance Corporation (“DFC”). The purchase price is subject to certain post-closing adjustments, including adjustment for GKCE's working capital and excess cash. The DFC loan is denominated in U.S. dollars, which is also the currency of Ecuador. See “Note 9. GKCE Acquisition” for further discussion.
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

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic and the extent and duration of the future impact on the Company's business is highly uncertain and difficult to predict. The COVID-19 pandemic has adversely impacted, and is likely to further adversely impact, nearly all aspects of the Company’s business and markets, including its employees, operations, contractors, customers, government and third party payors and others. The full extent to which the pandemic will directly or indirectly impact the Company's business, results of operations and financial condition will depend on future developments that are highly uncertain and difficult to predict.

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

Note 2. Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation for Gamma Knife, Image Guided Radiation Therapy (“IGRT”), and other equipment is determined using the straight-line method over the estimated useful lives of the assets, which for medical and office equipment is generally 3 – 10 years, and after accounting for salvage value on the equipment where indicated. Salvage value is based on the estimated fair value of the equipment at the end of its useful life.
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
The following table summarizes property and equipment as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019

Medical equipment and facilities	$94,200,000	$92,132,000
Office equipment	604,000	594,000
Deposits and construction in progress	2,000,000	1,965,000
Deposits towards purchase of proton beam systems	2,250,000	2,250,000

	99,054,000	96,941,000
Accumulated depreciation	(58,753,000)	(55,461,000)

Net property and equipment	$40,301,000	$41,480,000
As of June 30, 2020, approximately $3,455,000 of the net property and equipment balance is outside of the United States. As of June 30, 2020, the Company has two idle Gamma Knife units with a cumulative net book value of $943,000. There are currently no commitments to place into service or trade in these units during 2020.
Note 3. Long-Term Debt Financing
Long-term debt consists of seven notes with three financing companies collateralized by the Gamma Knife equipment, the individual customer contracts, and related accounts receivable at June 30, 2020. The Company’s loan with DFC for the Acquisition was obtained through the Company’s wholly-owned subsidiary, HoldCo and is guaranteed by GKF. As of June 30, 2020, long-term debt on the Condensed Consolidated Balance Sheets was $5,291,000. See disclosure of future payments below under the heading “Commitments”.
Note 4. Finance Leases
Finance lease obligations consist of seven leases with two financing companies, collateralized by Gamma Knife and PBRT equipment, the individual customer contracts, and related accounts receivable at June 30, 2020. As of June 30, 2020, obligations under finance leases on the Condensed Consolidated Balance Sheets were $9,641,000. See disclosure of future payments below under the heading “Commitments”.

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
The Company’s Gamma Knife and PBRT contracts with hospitals are classified as operating leases under ASC 842. The related equipment is included in medical equipment and facilities on the Company’s condensed consolidated balance sheets. As all income from the Company’s lessor arrangements is solely based on procedure volume, all income is considered variable payments not dependent on an index or a rate. As such, the Company does not measure future operating lease receivable.
The Company’s lessee operating leases are accounted for as right-of-use (“ROU”) assets, other current liabilities, and lease liabilities on the condensed consolidated balance sheets. Operating lease ROU assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company’s operating lease contracts do not provide an implicit rate for calculating the present value of future lease payments. The Company determined its incremental borrowing rate, to be in the range of approximately 4.0% and 6.0%, by using available market rates and expected lease terms. The operating lease ROU assets and liabilities also include any lease payments made and excludes lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company’s lessee operating lease agreements are for administrative office space and related equipment, and the agreement to lease clinic space for its stand-alone facility in Lima, Peru. These leases have remaining lease terms between 3 and 4 years, some of which include options to renew or extend the lease. As of June 30, 2020, operating ROU assets and liabilities were $1,031,000.
During the six-month period ended June 30, 2020, the Company elected to not renew its lease for a satellite office in Fairfield, California. The Company previously included the renewal term in its assessment of the lease term for the ROU asset and liability. The Company accounted for this change as a lease reassessment under ASC 842. At the reassessment date, the remaining lease balance was not material to the Company's condensed consolidated balance sheets and the Company wrote off the related ROU assets and liabilities of $67,000. During the three-month period ended June 30, 2020, the Company agreed to a rent increase for its clinic space for its stand-alone facility in Lima, Peru. The rent increase was effective as of January 1, 2020 and the Company increased the related ROU assets and liabilities by $135,000.
The following table summarizes maturities of lessee operating lease liabilities as of June 30, 2020:

Year ending December 31,	Operating Leases

2020 (excluding the six-months ended June 30, 2020)	$171,000
2021	347,000
2022	353,000
2023	248,000
2024	8,000

Total lease payments	1,127,000
Less imputed interest	(96,000)
Total	$1,031,000

Note 6. Per Share Amounts
Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding. The computation for the three and six-month periods ended June 30, 2020 excluded approximately 420,000 and 410,000, respectively, of the Company’s stock options because the exercise price of the options was higher than the average market price during those periods. The computation for the three and six-month periods ended June 30, 2019 excluded approximately 181,000 and 513,000 respectively, of the Company's stock options because the exercise price of the options was higher than the average market price during those periods.
During the three-month period ended June 30, 2020, the Company appointed an Interim President and Chief Executive Officer (“Interim CEO”). As part of his Offer Letter, the Interim CEO was granted 50,000 restricted stock awards that vest in full upon the earlier of August 3, 2020 and the appointment of his successor. In the event the Interim CEO continues to serve the Company after August 3, 2020, he will be granted additional restricted stock awards totaling 10,000 common shares, which will vest in full at the end of each 30-day period after August 3, 2020. The unvested restricted stock awards are included in the denominator for diluted earnings per share for the three and six-month periods ended June 30, 2020.
On March 31, 2020, the Company’s Award Agreements (as defined below) expired and the unvested performance share awards were returned to the Company’s stock incentive plan - see Note 7 for further discussion. Based on the guidance provided in accordance with ASC 260 Earnings Per Share (“ASC 260”), the weighted average common shares for basic earnings per share, for the three and six-month periods ended June 30, 2019, excluded the weighted average impact of the unvested performance share awards. These awards were legally outstanding but not deemed participating securities and therefore were excluded from the calculation of basic earnings per share. The unvested shares were also excluded from the denominator for diluted earnings per share because they were considered contingent shares not deemed probable as of June 30, 2019.
The following table sets forth the computation of basic and diluted earnings per share for the three and six-month periods ended June 30, 2020 and 2019:

	Three Months ended June 30,		Six Months ended June 30,
	2020	2019	2020	2019
Net (loss) income attributable to American Shared Hospital Services	$(483,000)	$31,000	$(618,000)	$301,000

Weighted average common shares for basic earnings per share	6,008,000	5,876,000	6,066,000	5,862,000
Diluted effect of stock options and restricted stock awards	69,000	30,000	69,000	33,000
Weighted average common shares for diluted earnings per share	6,077,000	5,906,000	6,135,000	5,895,000

Basic (loss) earnings per share	$(0.08)	$0.01	$(0.10)	$0.05
Diluted (loss) earnings per share	$(0.08)	$0.01	$(0.10)	$0.05

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
Stock-based compensation expense associated with the Company’s stock options to employees is calculated using the Black-Scholes valuation model. The Company’s stock awards have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates. The estimated fair value of the Company’s option grants is estimated using assumptions for expected life, volatility, dividend yield, and risk-free interest rate which are specific to each award. The estimated fair value of the Company’s options is amortized over the period during which an employee is required to provide service in exchange for the award (requisite service period), usually the vesting period. Accordingly, stock-based compensation cost before income tax effect for the Company’s options and restricted stock awards in the amount of $53,000 and $109,000 is reflected in net income for the three and six-month periods ended June 30, 2020 compared to $53,000 and $108,000 in the same periods of the prior year, respectively. At June 30, 2020, there was approximately $19,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan, excluding unrecognized compensation cost associated with the performance share awards, discussed below. This cost is expected to be recognized over a period of approximately three years.
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
The following table summarizes stock option activity for the six-month periods ended June 30, 2020 and 2019:

	Stock Options	Grant Date Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Intrinsic Value
Outstanding at January 1, 2020	450,000	$2.78	2.44	$27,000
Granted	10,000	$1.88	7.00	$—
Forfeited	(40,000)	$2.58	—	$—
Outstanding at June 30, 2020	420,000	$2.78	2.12	$—
Exercisable at June 30, 2020	397,000	$2.81	1.93	$—

Outstanding at January 1, 2019	613,000	$2.85	3.18	$—
Granted	18,000	$2.91	7.00	$—
Exercised	(16,000)	$2.59	—	$—
Forfeited	(12,000)	$3.05	—	$—
Outstanding at June 30, 2019	603,000	$2.86	2.34	$57,000
Exercisable at June 30, 2019	477,000	$2.87	2.22	$—

Note 8. Income Taxes
The Company generally calculates its effective income tax rate at the end of an interim period using an estimate of the annualized effective income tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate of the annualized effective income tax rate cannot be made, the Company computes its provision for income taxes using the actual effective income tax rate for the results of operations reported within the year-to-date periods. The Company’s effective income tax rate is highly influenced by relative income or losses reported and the amount of the nondeductible stock-based compensation associated with grants of its common stock options and from the results of foreign operations. A small change in estimated annual pretax income (loss) can produce a significant variance in the annualized effective income tax rate given the expected amount of these items. As a result, the Company has computed its provision for income taxes for the three and six-month periods ended June 30, 2020 by applying the actual effective tax rates to income or (loss) reported within the condensed consolidated financial statements through those periods.
On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. Under ASC 740 Income Taxes, the effects of new legislation are recognized upon enactment. Accordingly, the effects of the CARES Act were effective for the Company for the three-month reporting period ended March 31, 2020, and for subsequent reporting periods. The CARES Act did not have a material impact on the financial statements.

Note 9. GKCE Acquisition

On June 18, 2019, the Company entered into a Stock Purchase Agreement (the “Agreement”) to acquire Gamma Knife Center Ecuador S.A. (“GKCE”) from GKCE’s selling majority shareholders. GKCE is a well-established Gamma Knife operation founded in 2009 as a private clinic to introduce advanced stereotactic radiosurgery into Ecuador and continues to operate the only Gamma Knife unit in the country. The Company acquired GKCE for the continued expansion of its business internationally.

On June 12, 2020 (the “Closing Date”), the Company acquired approximately 98% of the total outstanding shares of GKCE. The Company subsequently executed agreements to acquire approximately 1.3% of the total outstanding shares of GKCE and intends to acquire the remaining 0.7% at a later date. The fair value of the non-controlling interests (“NCI”) on the Closing Date was approximately $58,000, which was consistent with the purchase price in the executed NCI agreements. The total purchase consideration for 100% of the outstanding shares of GKCE was $2,869,000, including $2,000,000 of base purchase price, subject to certain price adjustments for current assets and liabilities and tax withholding.

The base purchase price of $2,000,000 was paid with $575,000 of cash and a $1,425,000 loan from the United States International Development Finance Corporation (“DFC”). The DFC loan is denominated in U.S. dollars, which is also the currency of Ecuador. The price adjustments will be paid by the Company in the post-closing period with the adjustments related to the amount of working capital that GKCE had as of the Closing Date. The first price adjustment for working capital as of the Closing Date was approximately $515,000. The Company estimates an additional contingent consideration of approximately $354,000 will be remitted to the seller based on the collection of Closing Date accounts receivable balances, net of related costs, during the three-month, six-month and 12-month periods after the Closing Date. The Company reviewed historical patient treatments, invoice, and collection data from GKCE to determine an appropriate estimate of the contingent consideration at the Closing Date.

The acquisition has been accounted for according to ASC 805 Business Combinations using the acquisition method. Under the acquisition method of accounting, all assets acquired, including goodwill and other intangible assets, should be stated on the financial statements at fair value. The allocation of purchase price consideration is preliminary, pending the completion of the fair value of certain tangible, intangible assets, and residual goodwill. During the measurement period, which can be no more than one year from the Closing Date, the Company expects to continue to obtain information to assist in determining the final fair value of assets acquired. The assets acquired were recorded based on valuations derived from estimated fair value assessments and assumptions used by the Company. Thus, the provisional measurements of fair value discussed below are subject to change. The Company expects to finalize the valuation as soon as practicable, but no later than one year from the Closing Date. While the Company believes its estimates and assumptions underlying the valuations are reasonable, different estimates and assumptions could result in different valuations assigned to the individual assets acquired, and the resulting amount of goodwill.

The major classes of assets and liabilities to which the Company has preliminarily allocated the fair value of purchase price consideration were as follows:

June 12, 2020
Cash and cash equivalents	$432,000
Accounts receivable	827,000
Prepaid expense and other	22,000
Building	404,000
Medical equipment	319,000
Purchased intangible assets	78,000
Goodwill	1,265,000
Total assets acquired	$3,347,000
Accounts payable	(193,000)
Income taxes payable	(136,000)
Deferred income taxes	(66,000)
Employee compensation and benefits	(83,000)
Total liabilities assumed	$(478,000)
Consideration allocated to assets acquired and liabilities assumed	$2,869,000

First working capital payment	$(515,000)
Estimated subsequent working capital payment	(354,000)
Base purchase consideration	$2,000,000

The Company has allocated the purchase price of GKCE to the tangible assets, liabilities, and intangible asset acquired, based on their estimated fair values. Goodwill of $1,265,000 represents the excess of the purchase price consideration over the fair value of the identifiable tangible and intangible assets assumed of $801,000. The Company believes the amount of goodwill resulting from the acquisition is primarily attributable to expected synergies from an assembled and trained workforce and enhanced opportunities for growth and innovation. The goodwill resulting from the acquisition is not tax deductible.

The preliminary value of the acquired tangible assets acquired are as follows:

	Fair Value	Useful Life (in Years)
Building	$404,000	20
Medical equipment	302,000	2
Other fixed assets	17,000	2
Total tangible assets	$723,000

The Company also acquired intangible assets with a fair value of $78,000. The intangible asset identified was GKCE's trade name and the Company assigned an indefinite useful life to the asset.

The Company incurred costs related to the acquisition of approximately $93,000 during the six-month period ended June 30, 2020. All acquisition related costs were expensed as incurred and have been recorded in selling and administrative expense in the Company's condensed consolidated statement of operations.

The revenue and earnings of GKCE have been included in the Company’s condensed consolidated results since the Closing Date and are not material to the Company’s consolidated financial results. Historical financial statements and pro forma results of the operations of GKCE as if the Acquisition occurred earlier than the Closing Date have not been presented, as the applicable significance thresholds are not exceeded by the Acquisition and the corresponding requirements to provide historical financial statements and corresponding pro forma financial information are not applicable to the Acquisition. In addition, the Company believes that the financial impact of the Acquisition to the Company’s condensed consolidated financial statements is not material and such historical financial information and pro forma financial information would not be meaningful for investors and financial statement users.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report to the Securities and Exchange Commission may be deemed to contain certain forward-looking statements with respect to the financial condition, results of operations and future plans of American Shared Hospital Services (including statements regarding the expected continued treatment growth of the Company's MEVION S250 system, the expansion of the Company’s proton therapy business, the timing and expansion of treatments by new Gamma Knife systems, the Company's expansion into new markets and the Company's acquisitions and potential market segments for its services, which involve risks and uncertainties including, but not limited to, the risks of economic and market conditions, the risks of variability of financial results between quarters, the risks of the Gamma Knife and radiation therapy businesses, the risks of developing The Operating Room for the 21st Century program, the risks of changes to CMS reimbursement rates or reimbursement methodology, the risks of the timing, financing, and operations of the Company’s proton therapy business, the risks of the COVID-19 pandemic, its effect on the Company’s business operations and financial condition, and the risk that the Company will be unable to identify and attract a permanent successor to the Company’s former President and Chief Executive Officer, the risk of expanding within or into new markets, the risk that the integration or continued operation of acquired businesses could aversely affect financial results and the risk that current and future acquisitions may negatively affect the Company's financial position. Further information on potential factors that could affect the financial condition, results of operations and future plans of American Shared Hospital Services is included in the filings of the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and the definitive Proxy Statement for the Annual Meeting of Shareholders held on June 26, 2020.
The Company recognizes revenues under ASC 842 and ASC 606 Revenue from Contracts with Customers (“ASC 606”). The Company had seventeen (17) Gamma Knife units and one (1) PBRT system, and sixteen (16) Gamma Knife units, one (1) PBRT system and one (1) IGRT machine in operation as of June 30, 2020 and 2019, respectively. Three (3) of the Company’s customer contracts are through subsidiaries where GKF or its subsidiary is the majority owner and managing partner. Seven (7) of the Company’s seventeen (17) current Gamma Knife customers are under fee-per-use contracts, and eight (8) customers are under retail arrangements. The Company, through GKF, also owns and operates two single-unit, international Gamma Knife facilities in Lima, Peru and Guayaquil, Ecuador. These two units economically function similarly to the Company’s turn-key retail arrangements. The Company’s PBRT system at Orlando Health – UF Health Cancer Center (“Orlando Health”) is also considered a retail arrangement. The Company’s contract for IGRT equipment and related equipment services expired in April 2020 and the Company agreed to sell the equipment to its existing customer for $150,000, which is equal to the equipment's salvage value.
Rental income from medical services – The Company recognizes revenues under ASC 842 when services have been rendered and collectability is reasonably assured, on either a fee per use or revenue sharing basis. The terms of the contracts do not contain any guaranteed minimum payments. The Company’s contracts are typically for a ten-year term and are classified as either fee per use or retail. Retail arrangements are further classified as either turn-key or revenue sharing. Revenues from fee per use contracts is determined by each hospital’s contracted rate. Revenues are recognized at the time the procedures are performed, based on each hospital’s contracted rate and the number of procedures performed. Under revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital. The amount the Company expects to receive is recorded as revenue and estimated based on historical experience. Revenue estimates are reviewed periodically and adjusted as necessary. Under turn-key arrangements, the Company receives payment from the hospital in the amount of the hospital’s reimbursement from third party payors, and the Company is responsible for paying all the operating costs of the equipment. Operating costs are determined primarily based on historical treatment protocols and cost schedules with the hospital. The Company records an estimate of operating costs which are reviewed on a regular basis and adjusted as necessary to more accurately reflect the actual operating costs. For turn-key sites, the Company also shares a percentage of net operating profit. The Company records an estimate of net operating profit based on estimated revenues, less estimated operating costs. The operating costs and estimated net operating profit are recorded as other direct operating costs in the condensed consolidated statement of operations. For the three and six-month periods ended June 30, 2020, the Company recognized revenues of approximately $3,765,000 and $8,104,000, respectively, under ASC 842.

Patient income – The Company has stand-alone facilities in Lima, Peru and Guayail, Ecuador, where a contract exists between the Company’s facilities and the individual patient treated at the facility. Under ASC 606, the Company acts as the principal in this transaction and provides, at a point in time, a single performance obligation, in the form of a Gamma Knife treatment. Revenue related to a Gamma Knife treatment is recognized on a gross basis at the time when the patient receives treatment. There is no variable consideration present in the Company’s performance obligation and the transaction price is agreed upon per the stated contractual rate. GKPeru's payment terms are typically prepaid for self-pay patients and insurance provider payments are paid net 30 days. GKCE's patient population is primarily covered by a government payor and payments are paid approximately 30 to 60 days upon invoice. The Company did not capitalize any incremental costs related to the fulfillment of its customer contracts. Accounts receivable earned by GKPeru and GKCE were not significant for the three and six-month periods ended June 30, 2020 and 2019. For the three and six-month periods ended June 30, 2020, the Company recognized revenues of approximately $226,000 and $455,000, respectively, under ASC 606.
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
On July 10, 2019, CMS issued a proposed rule that would implement a new mandatory payment model for radiation oncology services: the Radiation Oncology Alternative Payment Model (“RO APM”). The proposed RO APM would treat prospective episode payments to hospital outpatient departments and freestanding radiation therapy centers for radiation therapy as episodes of care. The RO APM would significantly alter CMS’ payment methodology for radiation oncology services. Under the RO APM, payment would be determined by the patient’s cancer type, as opposed to a traditional volume-based fee-for-service model, and would include select radiation therapy services provided within a 90-day episode. If the RO APM is finalized as proposed, radiation therapy providers and suppliers may be mandatorily required to participate in the model based on whether the radiation therapy is provided within selected geographic areas. CMS projects that approximately 40% of the radiation oncology providers within randomly selected Core Based Statistical Areas (CBSAs) will be included in the model and approximately 60% will continue to receive reimbursement based on fee-for-service methodology. The Company, along with other interested parties, submitted comments to CMS on the proposed rule as part of the notice-and-comment rulemaking process. The comment period concluded on September 16, 2019. It is uncertain whether CMS will finalize the rule as proposed. As a result, the Company cannot estimate the potential impact of adoption of the proposed rule. However, reductions in the reimbursement rates or changes in reimbursement methodology or administration for radiosurgery and radiation therapy could adversely affect the Company’s revenues and financial results. For centers not included in the proposed model, Medicare reimbursement in 2021 for the most commonly used proton therapy delivery codes is proposed (pending final determination) to increase by approximately 4.9% and to decrease by approximately 0.1% for Gamma Knife.

The COVID-19 pandemic, the resulting recession and its follow-on effects have impacted and will likely continue to impact business activity across industries, including the Company’s. Due to factors related to the COVID-19 pandemic such as delays in service at medical facilities and restrictions imposed by government agencies, and the Company’s customers in response to the spread of COVID-19, the Company has experienced some delays in delivering certain Gamma Knife procedures and PBRT treatments. Similarly, the Company’s ability to conduct commercial efforts with its customers have been and are likely to continue to be disrupted as customers have turned their focus to dealing with the impact of the COVID-19 pandemic on their operations and have restricted access to their sites in efforts to contain the spread of the virus. The global nature of the pandemic has resulted in authorities implementing numerous measures designed to contain the virus, including travel bans and restrictions, border closures, quarantines, shelter-in-place orders, business limitations and shutdowns. The impact of the COVID-19 pandemic on the global economy and capital markets is significant, and on June 8, 2020 the National Bureau of Economic Research announced that the United States was in an economic recession. An extended economic recession in the United States or elsewhere could have a material adverse effect on the Company’s ability to conduct its business and to access financing, as well as on the Company’s results of operation, financial condition, liquidity and cash flows. The prioritization of COVID-19 treatment and containment has resulted in delays in decisions by the Company’s customers and their patients, obstacles to the Company’s ability to market and deliver its services, declines in treatment volumes and adverse impacts to revenues for both Gamma Knife procedures and PBRT treatments. As a result of the pandemic and related governmental actions, Gamma Knife procedures and PBRT treatments, which currently make up all of the Company’s revenue, may be impacted differently at each of the Company’s various locations and may take longer to recover than other areas of the economy, which may have a material impact on the Company's business. The Company’s Gamma Knife operations in Latin America have experienced a decline in procedures due to the COVID-19 pandemic. Our Gamma Knife and PBRT operations in the United States have also experienced negative impacts from the COVID-19 pandemic. As the COVID-19 pandemic continues to develop, additional impacts may arise that we are not aware of currently.

The impact of the COVID-19 pandemic for the three and six-month periods ended June 30, 2020 has varied by location based on the stage of containment and actions by government agencies. The impact on treatments and costs in the three-month period ended March 31, 2020 did not appear material. The impact of the COVID-19 pandemic has been greater for the three-month period ended June 30, 2020, including declines in patient volumes and corresponding reductions in PBRT fractions and Gamma Knife procedures.
Revenues decreased by $1,206,000 and $1,959,000 to $3,991,000 and $8,559,000 for the three and six-month periods ended June 30, 2020 compared to $5,197,000 and $10,518,000 for the same periods in the prior year, respectively.
Revenues generated from the Company’s PBRT system decreased by $8,000 and increased by $26,000 to $1,401,000 and $3,077,000 for the three and six-month periods ended June 30, 2020 compared to $1,409,000 and $3,051,000 for the same periods in the prior year, respectively. The decrease in PBRT revenues for the three-month period ended June 30, 2020 was due to lower volumes, offset by a higher average reimbursement per fraction. The increase in PBRT revenues for the six-month period ended June 30, 2020 was due to higher volumes, offset slightly by lower average reimbursement per fraction.

The number of PBRT fractions decreased by 58 and increased by 72 to 1,351 and 3,027 for the three and six-month periods ended June 30, 2020 compared to 1,409 and 2,955 for the same periods in the prior year, respectively. The decrease in PBRT volume for the three-month period ended June 30, 2020 was due to the COVID-19 pandemic. The increase in PBRT volume for the six-month period ended June 30, 2020 was the result of the continuing increased awareness of the benefits of proton therapy treatment during the first three months of the year. This increase was offset by the impact of the COVID-19 pandemic in the second quarter of 2020.
Gamma Knife revenues decreased by $1,010,000 and $1,529,000 to $2,590,000 and $5,482,000 for the three and six-month periods ended June 30, 2020 compared to $3,600,000 and $7,011,000 for the same periods in the prior year, respectively. The decrease in Gamma Knife revenues for the three and six-month periods ended June 30, 2020, was due to lower volumes and lower average reimbursement at the Company’s retail sites.
The number of Gamma Knife procedures decreased by 11 and 10 to 350 and 726 for the three and six-month periods ended June 30, 2020 compared to 361 and 736 for the same periods in the prior year, respectively. Excluding one customer site that reported no procedures in the second quarter of 2019 due to a labor contract dispute, and excluding the Company's recently acquired site in Ecuador, Gamma Knife procedures decreased by 32 and 31 for the three and six-month periods ended June 30, 2020, respectively. The decrease in Gamma Knife procedures for the three and six-month periods ended June 30, 2020 was primarily due to the impact from the COVID-19 pandemic.
In April 2020, an existing Gamma Knife customer contract expired. The site is currently operating on a month-to-month basis and will continue to do so until the customer notifies the Company in writing of their intent to terminate. The Company expects the lease to end sometime in the Fall of 2020.
Revenues generated from the Company’s IGRT contract decreased by $188,000 and $456,000 to $0 for the three and six-month periods ended June 30, 2020 compared to $188,000 and $456,000 for the same periods in the prior year, respectively. The decrease in IGRT revenues for the three-month period ended June 30, 2020 was the result of the winding down of the Company’s IGRT system, which was being used as a back-up system at the customer site. The Company’s contract for its IGRT equipment expired in April 2020 and the Company agreed to sell the equipment to its existing customer for $150,000, which was equal to the equipment's salvage value. The Company sold the equipment in July 2020.
Total costs of revenue decreased by $384,000 and $594,000 to $3,084,000 and $6,258,000 for the three and six-month periods ended June 30, 2020 compared to $3,468,000 and $6,852,000 for the same periods in the prior year, respectively.
Maintenance and supplies decreased by $99,000 and $134,000 to $553,000 and $1,186,000 for the three and six-month periods ended June 30, 2020 compared to $652,000 and $1,320,000 for the same periods in the prior year, respectively. The decrease in maintenance and supplies for the three and six-month period ended June 30, 2020 was due to a decrease in time and materials costs at the Company’s existing customer sites.
Depreciation and amortization decreased by $371,000 and $618,000 to $1,637,000 and $3,284,000 for the three and six-month periods ended June 30, 2020 compared to $2,008,000 and $3,902,000 for the same periods in the prior year, respectively. The decrease in depreciation and amortization for the three and six-month periods ended June 30, 2020 was primarily due to depreciation recognized on the Company’s IGRT equipment of $307,000 and $516,000 for the same periods in the prior year, respectively. The related equipment became fully depreciated in the fourth quarter of 2019.

Other direct operating costs increased by $86,000 and $158,000 to $894,000 and $1,788,000 for the three and six-month periods ended June 30, 2020 compared to $808,000 and $1,630,000 for the same periods in the prior year, respectively. The increase in other direct operating costs for the three-month period ended June 30, 2020 was due to marketing and insurance costs. The increase for the six-month period ended June 30, 2020 was due to marketing, insurance, and operating costs at the Company’s stand-alone facility in Lima, Peru.
Selling and administrative costs increased by $129,000 and $285,00 to $1,210,000 and $2,421,000 for the three and six-month periods ended June 30, 2020 compared to $1,081,000 and $2,136,000 for the same periods in the prior year, respectively. The increase for the three-month period ended June 30, 2020, was due to legal fees and accounting, tax, legal, and consulting fees related to the Company's acquisition of GKCE, offset by a decrease in payroll and travel costs. The increase for the six-month period was primarily due to legal and other fees, including, but not limited to the COVID-19 pandemic and the transition in senior management and accounting, tax, legal, and consulting fees related to the Company's acquisition of GKCE.
Interest expense decreased by $79,000 and $164,000 to $267,000 and $549,000 for the three and six-month periods ended June 30, 2020 compared to $346,000 and $713,000 for the same periods in the prior year, respectively. The decrease for the three and six-month periods ended June 30, 2020 was due to a lower average principal base on the Company’s debt and leases compared to the same periods in the prior year, respectively, effectively reducing interest expense.

Interest and other income decreased by $3,000 and $4,000 to $1,000 and $4,000 for the three and six-month periods ended June 30, 2020 compared to $4,000 and $8,000 for the same periods in the prior year, respectively. Interest and other income is comprised of interest expense and interest earned.
Income tax expense decreased by $157,000 and $309,000 to a benefit of $130,000 and $158,000 for the three and six-month periods ended June 30, 2020 compared to expense of $27,000 and $151,000 for the same periods in the prior year, respectively. The decrease in income tax expense for the three-month period ended June 30, 2020 was due to lower taxable income attributable to GKF and its subsidiaries.
Net income attributable to non-controlling interest decreased by $204,000 and $262,000 to $44,000 and $111,000 for the three and six-month periods ended June 30, 2020 compared to $248,000 and $373,000 for the same periods in the prior year, respectively. Net income attributable to non-controlling interests represents net income earned by the 19% non-controlling interest in GKF, and net income of the non-controlling interests in various subsidiaries controlled by GKF. The decrease or increase in net income attributable to non-controlling interests reflects the relative profitability of GKF.
Net income decreased by $514,000 and $919,000 to a loss of $483,000, or $0.08 per diluted share and a loss of $618,000 or $0.10 per diluted share for the three and six-month periods ended June 30, 2020 compared to net income of $31,000, or $0.01 per diluted share and net income of $301,000 or $0.05 per diluted share for the same periods in the prior year, respectively. The decrease in net income for the three and six-month period ended June 30, 2020 was primarily due to legal and other professional fees incurred, a decrease in Gamma Knife procedures due to the COVID-19 pandemic, and a decrease in the average reimbursement rate at the Company’s retail sites.

Liquidity and Capital Resources
The Company had cash, cash equivalents and restricted cash of $4,409,000 at June 30, 2020 compared to $1,779,000 at December 31, 2019. The Company’s cash position increased by $2,630,000 primarily due to cash from operating activities of $6,841,000 and long-term debt financing of the Acquisition of $1,425,000. This increase was offset by payment for the purchase of property and equipment of $242,000, payment for the Acquisition of $1,568,000, payments on long-term debt and finance leases of $3,043,000, payments on short-term financing of $343,000 and distributions to non-controlling interests of $440,000.
The Company has scheduled interest and principal payments under its debt obligations of approximately $1,694,000 and scheduled finance lease payments of approximately $3,603,000 during the next 12 months. The Company believes that its cash flow from cash on hand, operations, and other cash resources are adequate to meet its scheduled debt and finance lease obligations during the next 12 months. See additional discussion below related to commitments.
The Company as of June 30, 2020 had shareholders’ equity of $30,973,000, working capital of $2,144,000 and total assets of $53,885,000.

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
As of June 30, 2020, the Company had commitments, after deposits, to purchase two MEVION S250i PBRT systems for $34,000,000 and the Company had $2,250,000 in non-refundable deposits toward the purchase of these two PBRT systems from Mevion. The non-refundable deposits are recorded in the Condensed Consolidated Balance Sheets as deposits and construction in progress.
As of June 30, 2020, the Company had commitments to perform three Cobalt-60 reloads and install five Leksell Gamma Knife Icon Systems (“Icon”) at existing customer sites, and purchase two LINAC systems, one to be placed at an existing customer site and one at a new customer site. One of the five Icon upgrades is scheduled to occur in the second half of 2020. The Cobalt-60 reloads, remaining Icon upgrades, and LINAC purchases are scheduled to occur between 2021 and 2022. Total Gamma Knife and LINAC commitments as of June 30, 2020 were $11,110,000. It is the Company’s intent to finance these commitments. There are no significant cash requirements, pending financing, for these commitments in the next 12 months. There can be no assurance that financing will be available for the Company’s current or future projects, or at terms that are acceptable to the Company.
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
As of June 30, 2020, the Company had commitments to service and maintain its Gamma Knife and PBRT equipment. The service commitments are carried out via contracts with Mevion, Elekta and Mobius Imaging, LLC. In addition, in April 2019, the Company signed agreements to service the Icon upgrades which will be installed at various dates between 2020 and 2022. The Company’s commitments to purchase two LINAC systems also include a 9-year and 5-year agreement to service the equipment, respectively. Total service commitments as of June 30, 2020 were $12,151,000. The Gamma Knife and certain other service contracts are paid monthly, as service is performed. The Company believes that cash flow from cash on hand and operations will be sufficient to cover these payments.
The Company estimates the following commitments for each of the equipment purchases, service contracts, long-term debt, finance lease obligations, and operating leases with expected timing of payments as follows as of June 30, 2020:

	Payments Due by Period
Contractual Obligations	Total amounts committed	2020	2021-2023	2024	After 5 years

Long-term debt (includes interest)	$6,040,000	$801,000	$2,292,000	$1,838,000	$1,109,000
Finance leases (includes interest)	10,849,000	1,878,000	7,604,000	1,367,000	—
Future equipment purchases	45,110,000	400,000	10,710,000	34,000,000	$—
Equipment service contracts	12,151,000	1,727,000	4,382,000	3,312,000	2,730,000
Acquisition working capital payments	869,000	515,000	354,000	—	$—
Operating leases	1,120,000	148,000	706,000	266,000	$—

Total contractual obligations	$76,139,000	$5,469,000	$26,048,000	$40,783,000	$3,839,000

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage or prepayment features. The Company does not have affiliation with partnerships, trusts or other entities whose purpose is to facilitate off-balance sheet financial transactions or similar arrangements, and therefore has no exposure to the financing, liquidity, market or credit risks associated with such entities. At June 30, 2020, the Company had no significant long-term, market-sensitive investments.

Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the company and its subsidiaries is communicated to the chief executive officer and the chief financial officer. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of June 30, 2020, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the chief executive officer and the chief financial officer, and recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
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
There were no changes in our internal control over financial reporting during the three and six-months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors
There were no material changes during the period covered in this report to the risk factors previously disclosed in Part 1, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and it's quarterly report on Form 10-Q for the three-months ended March 31, 2020, except as follows:
Impact of the COVID-19 Pandemic and Associated Economic Disruptions May Continue to Adversely Affect the Company’s Business Operations and Financial Condition
The outbreak of the novel coronavirus COVID-19 is now a global pandemic as declared by the World
Health Organization. The COVID-19 pandemic has spread across the globe, has been declared a national emergency and has shut down many business operations around the globe. Many states and municipalities in the United States, including California, have announced aggressive and unprecedented actions to reduce the spread of the disease, including limiting non-essential gatherings of people, ceasing all non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing shelter-in-place” orders, which direct individuals to shelter at their places of residence (subject to limited exceptions). Across our operations, although most governmental restrictions on certain medical procedures have been lifted, the pandemic has adversely impacted our business, as healthcare resources are still being prioritized for the treatment and management of the outbreak in some cases. Consequently, there are delays in delivering certain Gamma Knife and proton therapy treatments and significant volatility or reductions in demand for such treatments may continue. The COVID-19 pandemic poses the risk that the Company or its employees, contractors, customers, government and third party payors and others may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that have been and may continue to be requested or mandated by governmental authorities.

A broad, sustained continuation of the COVID-19 pandemic could continue to negatively impact the Company for the following reasons: (i) operations at certain medical facilities, including medical professionals and other medical facility employees, may be subject to prolonged closure or shut down and may impact our ability to market and deliver Gamma Knife and proton therapy treatments; (ii) medical facilities may defer certain Gamma Knife and proton therapy treatments for non-urgent patient cases in order to allocate resources to the care of patients with COVID-19; (iii) patients may continue to defer certain Gamma Knife and proton therapy treatments due to real or perceived concerns about the potential spread of COVID-19 in a medical facility setting; (iv) certain deferred Gamma Knife and proton therapy treatments may not be rescheduled for a later date; (v) we may experience significant volatility or continued reductions in demand for Gamma Knife and proton therapy treatments due to limitations on operations at medical facilities, including in geographies that continue to experience severe impacts of the pandemic; (vi) the pandemic may materially impact the Company’s operations for a sustained period of time due to the current travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns, including at our corporate headquarters in San Francisco, California, which is currently subject to a shelter-in-place order that remains in force; and/or (vii) members of the board, management or employee team, some of whom are particularly at risk for the severe symptoms of COVID-19, or of our small number of other employees, may become ill or have family members who are ill and are absent as a result, or they may elect not to come to work due to the illness affecting others in our office or facilities.

The occurrence of any of the foregoing events could have a material adverse effect on our business, results of operation, financial condition, liquidity and cash flows. The COVID-19 pandemic and mitigation measures have had and may continue to have an adverse impact on global economic conditions and healthcare activity, which could have an adverse effect on the Company’s business and financial condition. The full impact of the COVID-19 pandemic remains unknown, including the impact on the global economy and the healthcare industry. The extent to which the COVID-19 outbreak impacts the Company’s results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus, actions to contain its impact, the efficacy of the current governmental orders in slowing down the pandemic, the governments’ changing calculations on the economic impact and the health implications of maintaining these orders, the progress in the healthcare industry’s ability to effectively combat the virus, and potential increase or decrease in healthcare demand, volatility and uncertainty resulting from COVID-19 responses, all of which are highly unpredictable. Likewise, the financial market as a whole has experienced extreme volatility as a result of the global economic impact of the COVID-19 pandemic, which has impacted, and may continue to impact, the Company’s stock price.

We refer you to “Management’s Discussion and Analysis of Financial Position and Results of Operations” for a more detailed discussions of the potential impact of the COVID-19 pandemic and associated economic disruptions, and the actual operational and financial impacts that we have experienced to date.

International Operations

The Company installed a Gamma Knife unit in Lima, Peru in 2017 and acquired a Gamma Knife unit operation in Guayaquil, Ecuador in 2020. International operations can be subject to exchange rate volatility, which could have an adverse effect on our financial results and cash flows. In addition, international operations can be subject to legal and regulatory uncertainty and political and economic instability, which could result in problems asserting property or contractual rights, potential tariffs, increased compliance costs, increased regulatory scrutiny, potential adverse tax consequences, the inability to repatriate funds to the United States, and the Company’s inability to operate in those locations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibit Index

Incorporated by reference herein
Exhibit Number		Description	Form	Exhibit	Date
10.1	#	First Amendment to Lease Agreement for a Gamma Knife Unit (Perfexion upgrade) dated as of April 23, 2020 between GK Financing, LLC and Tufts Medical Center, Inc.
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14a/15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14a/15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	ǂ	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline Instance XBRL

	*	Filed herewith.
	ǂ	Furnished herewith.
	#	Portions of this exhibit (indicated therein by asterisks) have been omitted for confidential treatment.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMERICAN SHARED HOSPITAL SERVICES
Registrant

Date:	August 14, 2020	/s/ Ray Stachowiak
Ray Stachowiak
Interim President and CEO

Date:	August 14, 2020	/s/ Craig K. Tagawa
Craig K. Tagawa
Senior Vice President
Chief Operating and Financial Officer