Form 10-K
period 2020-12-31
AMERICAN SHARED HOSPITAL SERVICES
filed 2021-04-06
CIK 744825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020
or

☐	TRANSITION REPORT PURSUANT To SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________TO_______________.
Commission file number 1-08789
________________________________
American Shared Hospital Services
(Exact name of registrant as specified in its charter)

California	94-2918118
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Two Embarcadero Center	Suite 410,	San Francisco,	California	94111-4107
(Address of Principal Executive Offices)				(Zip Code)
Registrant’s telephone number, including area code: (415) 788-5300
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock No Par Value	AMS	NYSEAMER
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
Large Accelerated Filer ☐       Accelerated Filer ☐         Non-Accelerated Filer ☒       Smaller reporting company ☒
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2020, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $8,188,000.
Number of shares of common stock of the registrant outstanding as of March 22, 2021: 5,801,000.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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

PART I
ITEM 1. BUSINESS
GENERAL
American Shared Hospital Services (“ASHS” and, together with its subsidiaries, the “Company”) provides stereotactic radiosurgery equipment and advanced radiation therapy and related equipment. The Company currently provides Gamma Knife units to thirteen 13 medical centers in twelve (12) states in the United States and Gamma Knife units at stand-alone facilities in Lima, Peru and Guayaquil, Ecuador as of March 1, 2021. The Company provides Gamma Knife services through its 81% indirect interest in GK Financing, LLC, a California limited liability company (“GKF”). The remaining 19% of GKF is owned by GKV Investments, Inc., a wholly-owned U.S. subsidiary of Elekta AG, a Swedish company (“Elekta”). Elekta is the manufacturer of the Leksell Gamma Knife® (the “Gamma Knife”). GKF is a non-exclusive provider of alternative financing services for Leksell Gamma Knife units.
The Company wholly-owns the subsidiaries American Shared Radiosurgery Services (“ASRS”), OR21, Inc. and MedLeader.com, Inc. (“MedLeader”). ASRS is the majority-owner of GKF.
GKF has established the wholly-owned subsidiaries Instituto de Gamma Knife del Pacifico S.A.C. (“GKPeru”) and HoldCo GKC S.A (“HoldCo”) for the purpose of providing similar Gamma Knife services in Peru and Ecuador, respectively.
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
On June 12, 2020, GKF, through HoldCo, purchased approximately 98% of the total outstanding shares of Gamma Knife Center Ecuador S.A. (“GKCE”), from GKCE’s majority shareholders (the “Acquisition”). As of December 31, 2020, the Company acquired additional shares that increased its ownership to approximately 99.3% of the total outstanding shares of GKCE and intends to acquire the remaining 0.7% at a later date. The base purchase price for the Acquisition, including acquisition of the minority shares was approximately $2,000,000. This purchase price was paid with $575,000 in cash and a $1,425,000 loan from the United States International Development Finance Corporation (“DFC”). The purchase price is subject to certain post-closing adjustments, including adjustment for GKCE's working capital and excess cash. The DFC loan is denominated in U.S. dollars, which is also the currency of Ecuador.
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
OPERATIONS
Gamma Knife Operations
Gamma Knife stereotactic radiosurgery, a non-invasive procedure, is an alternative to conventional brain surgery and/or radiation therapy. It can be an adjunct to conventional brain surgery, radiation therapy, or chemotherapy. Compared to conventional surgery, Gamma Knife radiosurgery usually is an out-patient procedure with lower risk of complications and can be provided at a lower cost. Typically, Gamma Knife patients resume their pre-surgical activities one or two days after treatment. The Gamma Knife Perfexion unit, which was introduced by Elekta in 2006, treats patients with 192 single doses of gamma rays that are focused with great precision on small and medium sized, well circumscribed and critically located structures in the brain. The Cobalt-60 sources converge at the target area and deliver a dose that is high enough to destroy the diseased tissue without damaging the surrounding healthy tissue. In 2015, Elekta introduced an upgrade to the Gamma Knife Perfexion unit called Icon. As of March 1, 2021, all of the Company’s thirteen (13) Gamma Knife units in the United States are Gamma Knife Perfexion units and two (2) of these Perfexion units have the Icon upgrade.

The Gamma Knife treats selected malignant and benign brain tumors, arteriovenous malformations, and functional disorders including trigeminal neuralgia (facial pain). Research is being conducted to determine whether the Gamma Knife can be effective in the treatment of epilepsy, tremors, and other functional disorders.
As of December 31, 2020, there were approximately 116 Gamma Knife sites in the United States and 345 units in operation worldwide. Based on 2019 case mix data, an estimated percentage breakdown of Gamma Knife procedures performed in the U.S. by indications treated is as follows: malignant (65%) and benign (21%) brain tumors, vascular disorders (4%), and functional disorders (10%).
The Company, as of March 1, 2021, had thirteen (13) operating Gamma Knife units located in the United States and two (2) in South America in Lima, Peru and Guayaquil, Ecuador, respectively. The Company’s first Gamma Knife commenced operation in September 1991. The Company’s Gamma Knife units performed 1,530 procedures in 2020 for a cumulative total of approximately 43,500 procedures from commencement through December 31, 2020.
As December 31, 2020, the Company recognized a loss on the write down of impaired assets of $8,264,000. The impaired assets included six (6) Gamma Knife units and related removal costs, and two (2) deposits towards the purchase of proton beam systems and related capitalized interest. The six (6) Gamma Knife units that were impaired consisted of two (2) units that had been taken out of service in prior years, one (1) unit that was taken out of service in 2020 and three (3) units that have already, or the Company anticipates will be taken out of service in 2021, totaling $3,051,000. In addition to this impairment write-off of $3,051,000 were estimated costs of de-install and removal (ARO) of four (4) of the Gamma Knife units of $1,350,000 (of which, the Company has paid $80,000) as of December 31, 2020. Total impairment related to the Gamma Knife business was $4,401,000 for the year ended December 31, 2020.
The Company reviews the carrying value of its long-lived assets for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value may not be recoverable. The Company has reviewed its Gamma Knife equipment, in light of available information as of December 31, 2020 and based on current customer prospects, the probability of future contract extensions or renewals, and the high turnover rate in contract terminations compared to the Company's historical contract termination rate, the Company determined that these six (6) Gamma Knife units were more-than temporarily impaired.
Gamma Knife treatment was included in the Radiation Oncology Alternative Payment Model (“RO APM”). However, for the Company's customers included in the RO APM, there does not appear to be a significant reimbursement impact.
Revenue from Gamma Knife services for the Company during each of the last two (2) years ended December 31, and the percentage of total revenue of the Company represented by the Gamma Knife for each of the last two years, are set forth below:

Year Ended December 31,	Total Gamma Knife Revenue (in thousands)	Gamma Knife % of Total Revenue
2020	$11,670	65.4%
2019	$13,551	65.8%
The Company conducts its Gamma Knife business through its 81% indirect interest in GKF. The remaining 19% interest is indirectly owned by Elekta. GKF, formed in October 1995, is managed by its policy committee. The policy committee is composed of one representative from the Company, Craig Tagawa, ASHS’s President, Chief Operating and Financial Officer, and one representative from Elekta. The policy committee sets the operating policy for GKF. The policy committee may act only with the unanimous approval of both of its members. The policy committee selects a manager to handle GKF’s daily operations. Craig K. Tagawa, Chief Executive Officer of GKF and President, Chief Operating and Financial Officer of ASHS, serves as GKF’s manager.
GKF’s profits and/or losses and any cash distributions are allocated based on membership interests. GKF’s operating agreement requires that it have a cash reserve of at least $50,000 before cash distributions are made to its members. From inception to December 31, 2020, GKF has distributed $50,005,000 to the Company and $11,730,000 to Elekta.
Advanced Radiation Therapy Equipment and Services
The Company is continuing its efforts to contract new radiation therapy customers both domestically and internationally. The Company has increased its product offerings from standard linear accelerators to more advanced linear accelerators that incorporate Magnetic Resonance Imaging (“MRI”) and potentially Positron Emission Tomography (“PET”) imaging technologies. The Company believes that these more advanced technologies, with a higher capital cost component, may be potentially a more receptive market segment for its business model.

The Company’s radiation therapy business consisted of one Image Guided Radiation Therapy (“IGRT”) system that began operation in September 2007 at an existing Gamma Knife customer site. This contract terminated in July 2020 and did not generate any revenue in 2020.
Additional information on our operations can be found in Item 7– “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 of our consolidated financial statements.
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
Prior to December 31, 2020, the Company had $2,250,000 in deposits toward the purchase of two MEVION S250i PBRT systems from Mevion. The Company reviews the carrying value of its deposits for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value may not be recoverable. The Company has reviewed the deposits, in light of available information, as of December 31, 2020 and based on its current customer prospects, the impact that the COVID-19 pandemic has had on medical centers undertaking large capital expenditure projects for a limited patient base, and the length of time required to negotiate and implement a proton therapy project, the Company determined that its deposits of $2,250,000, related capitalized interest of and other charges of $1,613,000 were other-than temporarily impaired. Total impairment related to the proton therapy business was $3,863,000.
Introduction of PBRT in the United States, until recently, has been limited due to the high capital costs of these projects. The Company believes that the current development of one and two treatment room PBRT systems at lower capital costs and the level of reimbursement for PBRT from the Centers for Medicare & Medicaid Services (“CMS”) will help make this technology available to a larger segment of the market. However, the introduction of the RO APM and the inclusion of PBRT in this model potentially limits the adoption of PBRT by medical centers.
Additional information on our operations can be found in Item 6– “Selected Financial Data”, Item 7– “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 of our consolidated financial statements.
CUSTOMERS
The Company’s current business is the outsourcing of stereotactic radiosurgery services and radiation therapy services. The Company typically provides the equipment, as well as planning, installation, reimbursement and marketing support services. The majority of the Company’s customers pay the Company on a revenue sharing basis. The market for these services primarily consists of large and medium sized medical centers. The business is capital intensive; the total cost of a Gamma Knife facility usually ranges from $3.0 million to $5.5 million, including equipment, site construction and installation; the total cost of a single room PBRT system usually ranges from $30.0M to $40.0M, inclusive of equipment, site construction and installation. The Company pays for the equipment and the medical center generally pays for site and installation costs. The following is a listing of the Company’s sites as of March 1, 2021:

Customers (Gamma Knife except as noted)	Original Term of Contract	Year Contract Began	Basis of Payment

Southwest Texas Methodist Hospital San Antonio, Texas	10 years	1998	Fee per use
Kettering Medical Center Kettering, Ohio	10 years	1999	Revenue sharing
University of Arkansas for Medical Sciences Little Rock, Arkansas	15 years	1999	Revenue sharing
Central Mississippi Medical Center Jackson, Mississippi	10 years	2001	Fee per use
OSF Saint Francis Medical Center Peoria, Illinois	10 years	2001	Fee per use
Albuquerque Regional Medical Center Albuquerque, New Mexico	10 years	2003	Fee per use
Northern Westchester Hospital Mt. Kisco, New York	10 years	2005	Fee per use
USC University Hospital Los Angeles, California	10 years	2008	Fee per use
St. Vincent’s Medical Center Jacksonville, Florida	10 years	2011	Revenue Sharing
Sacred Heart Medical Center Pensacola, Florida	10 years	2013	Revenue Sharing
PeaceHealth Sacred Heart Medical Center at RiverBend Eugene, Oregon	10 years	2014	Revenue Sharing
Orlando Health – UF Health Cancer Center Orlando, Florida (PBRT)	10 years	2016	Revenue Sharing
Bryan Medical Center Lincoln, Nebraska	10 years	2017	Revenue Sharing
Methodist Hospital Merrillville, Indiana	10 years	2019	Revenue Sharing
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
One customer accounted for approximately 35% and 30% of the Company’s total revenue in 2020 and 2019, respectively. At December 31, 2020, four customers each individually accounted for 11%, 11%, 11% and 20% of total accounts receivable, respectively. At December 31, 2019, three customers each individually accounted for 12%, 15% and 30% of total accounts receivable, respectively.
MARKETING
The Company markets its Gamma Knife services through its preferred provider status with Elekta and a direct sales effort led by its Senior Vice President, its President, Chief Operating and Financial Officer, and its Chief Executive Officer. The Company markets its PBRT service through a direct sales effort led by its Senior Vice President, its President, Chief Operating and Financial Officer, and its Chief Executive Officer. The major advantages to a health care provider in contracting with the Company for its services include:
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
The Company believes the business model it has developed for use in its stereotactic radiosurgery equipment and advanced radiation therapy placements can be tailored for the PBRT market segment. The Company is targeting large, hospital-based cancer programs. The Company’s ability to develop a successful PBRT financing entity depends on the decision of cancer centers to self-fund or to fund the PBRT through conventional financing vehicles, the Company’s ability to capture market share from competing alternative PBRT financing entities, and the Company’s ability to raise capital to fund PBRT projects.
The Company’s ability to secure additional customers for stereotactic radiosurgery equipment, advanced radiation therapy equipment and services and other proton beam radiation therapy services, or other equipment, is dependent on its ability to effectively compete against the manufacturers of these systems selling directly to potential customers and other companies that outsource these services. The Company does not have an exclusive relationship with any manufacturer and has previously lost sales to customers that chose to purchase equipment directly from manufacturers. The Company may continue to lose future sales to such customers and to the Company’s competitors.

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
The Company’s Gamma Knife and PBRT customers receive payments for patient care from federal government and private insurer reimbursement programs. Currently in the United States, Gamma Knife and proton therapy services are performed primarily on an out-patient basis. Gamma Knife patients with Medicare as their primary insurer, treated on either an in-patient or out-patient basis, comprise an estimated 35%-45% of the total Gamma Knife patients treated nationwide. PBRT patients with Medicare as their primary insurer are treated primarily on an out-patient basis and comprise an estimated 45% to 50% of the total radiation therapy patients treated.
On September 18, 2020, CMS issued the final rule that would implement a new mandatory payment model for radiation oncology services: the RO APM. The RO APM is scheduled to commence January 1, 2022 and will be in effect for a five (5) year period. The RO APM significantly alters CMS' payment methodology from a fee for service paradigm to a set reimbursement by cancer type methodology for radiation services provided within a 90 day episode of care. Under the RO APM, hospital based and free-standing radiation therapy providers are mandatorily required to participate in the model based on whether the radiation therapy provider is located within a randomly selected Core Based Statistical Area ("CBSA"). CMS projects that providers treating approximately 30% of radiation oncology patients have been selected to participate in the RO APM. The remaining providers not included in the RO APM will continue to receive reimbursement based on a fee-for-service methodology. The RO APM includes but is not limited to PBRT and Gamma Knife services. Four (4) of the Company's Gamma Knife centers are scheduled to be included in the RO APM. It is not anticipated that inclusion in the RO APM will have a significant impact on the Company's Gamma Knife revenues. The Company's PBRT center was not selected for inclusion in the RO APM. For centers not included in the RO APM proposed model, Medicare reimbursement in 2021 for the most commonly used PBRT delivery codes increases by approximately 4.1% and decreases by approximately 1.7% for Gamma Knife. See additional discussion under “Item 1A Risk Factors.”
The average Medicare reimbursement rate trends from 2019 to 2021 are outlined below:
Average Medicare Reimbursement Rate Trends - Gamma Knife

2019	2020	2021
$9,300	$9,600	$9,600
The average Medicare reimbursement rate trends for PBRT from 2019 to 2021 are outlined below. Patients typically undergo 25-40 delivery sessions.

Average Medicare Reimbursement Rate Trends - PBRT

	2019	2020	2021
Simple without Compensation	$520	$539	$543
Simple with Compensation, Intermediate, or Complex	$1,079	$1,246	$1,298
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
Some of the provisions of the Affordable Care Act have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the Affordable Care Act such as removing penalties, starting January 1, 2019, for not complying with the Affordable Care Act’s individual mandate to carry health insurance and delaying the implementation of certain Affordable Care Act-mandated fees. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the Affordable Care Act are invalid as well. While the Texas District Court Judge and CMS, have stated that the ruling will have no immediate effect, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act.
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
The Company's customer contracts generally contain mutual indemnification provisions. The Company maintains general and professional liability insurance in the United States. The Company is not involved in the practice of medicine and therefore believes its present insurance coverage and indemnification agreements are adequate for its business. The Company’s Peruvian and Ecuadorian Gamma Knife centers are free-standing facilities operated by GKPeru and GKCE, respectively. The treating physicians and clinical staff are these facilities are independent contractors. The Company maintains general and professional liability insurance consistent with the operations of these facilities and believes its present coverage is adequate for its business.

EMPLOYEES
At December 31, 2020, the Company employed ten (10) people on a full-time basis in the United States, five (5) people on a full-time basis in Lima, Peru, and six (6) people on a full-time basis in Guayaquil, Ecuador. None of these employees are subject to a collective bargaining agreement and there is no union representation within the Company. The Company maintains various employee benefit plans and believes that its employee relations are good.
EXECUTIVE OFFICERS OF THE COMPANY
The following table provides current information concerning those persons who serve as executive officers of the Company. The executive officers were appointed by the Board of Directors and serve at the discretion of the Board of Directors.

Name:	Age:	Position:
Raymond C. Stachowiak	62	Chief Executive Officer
Craig K. Tagawa	67	President, Chief Operating and Financial Officer
Ernest R. Bates	54	Senior Vice President

Raymond C. Stachowiak has served as Chief Executive Officer of the Company since October 1, 2020. Mr. Stachowiak served as Interim President and Chief Executive Officer effective as of May 4, 2020 through September 30, 2020. Mr. Stachowiak joined the Board in 2009. Mr. Stachowiak previously served as President and Chief Executive Officer of Shared Imaging, a preferred independent provider of CT, MRI and PET/CT equipment and services, from its inception in December 1991 until his retirement in March 2013. In 2008, Mr. Stachowiak sold 50% of his interest in Shared Imaging to Lubar Equity Fund and remains a 50% owner of Shared Imaging. Mr. Stachowiak is the sole owner of RCS Investments, Inc., and owner-manager of Stachowiak Equity Fund, both of which are private equity funds. Mr. Stachowiak received a B.S. in Business and an M.B.A. from Indiana University. He is a Certified Public Accountant (inactive), Certified Internal Auditor (inactive) and holds a Certification in Production and Inventory Management.
Craig K. Tagawa assumed the title of President on October 1, 2020 along with his duties as Chief Operating Officer since February 1999 and Chief Financial Officer since May 1996. Mr. Tagawa also served as Chief Financial Officer from January 1992 through October 1995. Previously a Vice President in such capacity, Mr. Tagawa became a Senior Vice President on February 28, 1993 and President on September 16, 2020. He is also the Chief Executive Officer and policy committee member of GKF. From September 1988 through January 1992, Mr. Tagawa served in various positions with the Company. Mr. Tagawa currently serves as Chief Financial Officer and Secretary of the Ernest Bates Foundation. He received his undergraduate degree from the University of California at Berkeley and his M.B.A. from Cornell University.
Ernest R. Bates joined the Company in January 2007 as Vice President of Sales and Business Development, and assumed the title of Senior Vice President of Sales and Business Development, International Operations on October 1, 2020. In October 2020, he was appointed to and currently serves as a member of AHMC Seton Medical Community Advisory Board. He was on the Board of Directors of the Company from 2004 through February 2007. Prior to joining the Company, he had been Managing Director, Institutional Fixed Income Sales of HSBC Securities (USA), Inc. since 2003. Mr. Bates has also served as Managing Director, Head of Asian Product for HSBC Securities (USA) Inc. from 1999 to 2003. From 1993 through 1999, Mr. Bates held various positions with Merrill Lynch, last serving as Vice President, European Syndicate for Merrill Lynch International. He received his undergraduate degree from Brown University and a M.B.A. degree from The Wharton Business School. Ernest R. Bates is the son of Chairman of the Board Dr. Ernest A. Bates, founder of the Company.
AVAILABLE INFORMATION
Our Internet address is www.ashs.com. We make available free of charge, through our Internet website under the “Investor Center” tab in the “Corporate” section, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, annual proxy reports, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information contained on our Internet website is not part of this document.
ITEM 1A. RISK FACTORS
In addition to the other information in this report, the following factors could affect our future business, results of operations, cash flows or financial position, and could cause future results to differ materially from those expressed in any of the forward-looking statements contained in this report.

Company, Industry and Economic Risk
The Impact of the COVID-19 pandemic and associated economic disruptions may continue to adversely affect the company’s business operations and financial condition.
The ongoing novel coronavirus COVID-19 has spread across the globe, has been declared a national emergency in the United States and, during 2020, shut down many business operations around the globe. Many states and municipalities in the United States, including California, have recommended or mandated aggressive and unprecedented actions to reduce the spread of the disease, including limiting non-essential gatherings of people, ceasing all non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing shelter-in-place” orders, which direct individuals to shelter at their places of residence (subject to limited exceptions). Across our operations, although most governmental restrictions on certain medical procedures have been lifted, the pandemic adversely impacted our business, as healthcare resources were being prioritized for the treatment and management of the outbreak in some cases. Consequently, there were and continue to be delays in delivering certain Gamma Knife and PBRT treatments and significant volatility or reductions in demand for such treatments may continue. The COVID-19 pandemic poses the risk that the Company or its employees, contractors, customers, government and third party payors and others may be prevented from conducting business activities at full capacity for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that have been and may continue to be recommended or mandated by governmental authorities.
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
•there may be significant volatility or continued reductions in demand for Gamma Knife and PBRT treatments due to limitations on operations at medical facilities, including in geographies that continue to experience severe impacts of the pandemic;
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

The occurrence of any of the foregoing events could have a material adverse effect on our business, results of operations, financial condition, liquidity and cash flows. The COVID-19 pandemic and mitigation measures have had and may continue to have an adverse impact on global economic conditions and healthcare activity, which could have an adverse effect on the Company’s business and financial condition. The full impact of the COVID-19 pandemic remains unknown, including the impact on the global economy and the healthcare industry. The extent to which the COVID-19 outbreak impacts the Company’s results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus, the effectiveness and implementation of vaccinations to counter the virus, actions to contain its impact, the efficacy of the current governmental orders in slowing down the pandemic, the governments’ changing calculations on the economic impact and the health implications of maintaining these orders, the progress in the healthcare industry’s ability to effectively combat the virus, and potential increase or decrease in healthcare demand, volatility and uncertainty resulting from COVID-19 responses, all of which are highly unpredictable. Likewise, the financial market as a whole has experienced extreme volatility as a result of the global economic impact of the COVID-19 pandemic, which has impacted, and may continue to impact, the Company’s stock price.

We refer you to “Management’s Discussion and Analysis of Financial Position and Results of Operations” for a more detailed discussions of the potential impact of the COVID-19 pandemic and associated economic disruptions, and the actual operational and financial impacts that we have experienced to date.

If the Company is not successful at diversifying its business model, its revenues and profitability may decline.

The Company has historically relied on Gamma Knife unit placement and a PBRT system to provide its revenues. Currently, there is a limited market for Gamma Knife equipment and there are few prospects for PBRT systems. As a result, we plan to adapt our business model to place other types of stereotactic radiosurgery and advanced radiation therapy equipment in addition to Gamma Knife units and PBRT systems. This will constitute a reorientation for the Company and there can be no assurance that we can successfully adapt our historical business model to these new product offerings. If we are not successful, our revenues and profitability could decline substantially as existing contracts expire and are not renewed.

The Federal reimbursement rate for Gamma Knife treatments may not provide the Company with an adequate return on its investment.

Congress enacted legislation in 2013 that significantly reduced the Medicare reimbursement rate for outpatient Gamma Knife treatment by setting it at the same amount paid for linear accelerator-based radiosurgery treatment. Gamma Knife treatment has been relatively stable during the last five years. There can be no assurance that CMS reimbursement levels will be maintained at levels providing the Company an adequate return on its investment. Any future reductions in the reimbursement rate would adversely affect the Company’s revenues and financial results.

Introduction of the RO APM Reimbursement Model.

On September 18, 2020, CMS issued the final rule that would implement a new mandatory payment model for radiation oncology services: the Radiation Oncology Alternative Payment Model (“RO APM”). The RO APM is scheduled to commence January 1, 2022 and will be in effect for a five (5) year period. The RO APM significantly alters CMS' payment methodology from a fee for service paradigm to a set reimbursement by cancer type methodology for radiation services provided within a 90 day episode of care. Under the RO APM, hospital based and free-standing radiation therapy providers are mandatorily required to participate in the model based on whether the radiation therapy provider is located within a randomly selected Core Based Statistical Area ("CBSA"). CMS projects that providers treating approximately 30% of radiation oncology patients have been selected to participate in the RO APM. The remaining providers not included in the RO APM will continue to receive reimbursement based on a fee-for-service methodology. The RO APM includes but is not limited to PBRT and Gamma Knife services. Four (4) of the Company's Gamma Knife centers are scheduled to be included in the RO APM. It is not anticipated that inclusion in the RO APM will have a significant impact on the Company's Gamma Knife revenues. The Company's PBRT center was not selected for inclusion in the RO APM. For centers not included in the RO APM proposed model, Medicare reimbursement in 2021 for the most commonly used PBRT delivery codes will increase by approximately 4.1% and decrease by approximately 1.7% for Gamma Knife.

The Company’s capital investment at each site is substantial and the Company may not be able to fully recover its costs or capital investment which could have a material negative impact on its revenues and financial results.
Each Gamma Knife, PBRT or advanced LINEAR accelerator device requires a substantial capital investment. In some cases, we contribute additional funds for capital costs and/or annual operating and equipment related costs such as marketing, maintenance, insurance and property taxes. Due to the structure of our contracts with medical centers, there can be no assurance that these costs will be fully recovered or that we will earn a satisfactory return on our investment, which could have a material negative impact on our revenues and financial results.
The market for the Gamma Knife is limited and the Company may not be able to place additional Gamma Knife units which could negatively impact the Company's revenue and financial results.
There is a limited market for the Gamma Knife, and the market in the United States may be mature. The Company has begun and continued operation at only seven (7) new Gamma Knife sites in the United States since 2011. Due to the substantial costs of acquiring a Gamma Knife unit, we must identify medical centers that possess neurosurgery and radiation oncology departments capable of performing a large number of Gamma Knife procedures. As of December 31, 2020, there were approximately 116 operating Gamma Knife units in the United States, of which fourteen (14) units were owned by the Company. There can be no assurance that we will be successful in placing additional units at any sites in the future. The Company’s existing contracts with its customers are fixed in length and there can be no assurance that the customers will wish to extend the contract beyond the end of the term.

The Company has a high level of debt and may incur additional debt to finance its operations and if the Company is unable to secure additional credit in the future its operations and profits will be negatively impacted.
The Company’s business is capital intensive. The Company finances its Gamma Knife units through its GKF subsidiary. The amounts financed through GKF have been generally non-recourse to ASHS. The Company financed its first proton therapy unit through its wholly-owned subsidiary, Orlando, and guaranteed the lease financing. The Company’s combined long-term debt and finance leases totaled $13,516,000 as of December 31, 2020 and is collateralized by its Gamma Knife, MEVION S250 and other assets, including accounts receivable and future proceeds from any contract between the Company and any end user of the financed equipment. Depending on the Company’s financing requirements and market conditions, the Company may seek to finance its operations by incurring additional long-term debt in the future. The Company’s current level of debt may adversely affect the Company’s ability to secure additional credit in the future, and as a result may affect operations and profitability. If a default on debt occurs in the future, the Company’s creditors would have the ability to accelerate the defaulted loan, to seize the Gamma Knife or MEVION S250 units or other equipment with respect to which default has occurred, and to apply any collateral they may have at the time to cure the default.
A small number of customers account for a major portion of our revenues and the loss of any one of theses significant customers could have a material adverse effect on the Company's business and results of operations.
A limited number of customers have historically accounted for a substantial portion of the Company’s total revenue, and the Company expects such customer concentration to continue for the foreseeable future. For example, in 2020, four (4) customers in total accounted for approximately 50% of the Company’s revenue. The loss of a significant customer or a significant decline in the business from the Company’s largest customers could have a material adverse effect on the Company’s business and results of operations.
The market for the company’s services is competitive and if the Company is not able to compete its business and results of operations could be negatively impacted.
The Company estimates that there are two other companies that actively provide alternative, non-conventional Gamma Knife financing to potential customers. The Company’s relationship with Elekta, the manufacturer of the Leksell Gamma Knife unit, is non-exclusive, and in the past the Company has lost sales to customers that chose to purchase a Gamma Knife unit directly from Elekta. The Company also has several competitors in the financing of proton therapy projects. The Company’s business model differs from its competitors, but there can be no assurances that the Company will not lose placements to its competitors. In addition, the Company may continue to lose future sales to customers purchasing equipment directly from manufacturers. There can be no assurance that the Company will be able to successfully compete against others in placing future units and if the Company is not able to compete its business and results of operations could be negatively impacted.
There are alternatives to the Gamma Knife and medical centers could choose to use other radiosurgery devices instead of the Gamma Knife.
Other radiosurgery devices and conventional neurosurgery compete against the Gamma Knife. Each of the medical centers targeted by the Company could decide to acquire another radiosurgery device instead of a Gamma Knife to perform cranial radiosurgery. In addition, neurosurgeons who are responsible for referring patients for Gamma Knife surgery may not be willing to make such referrals for various reasons, instead opting for invasive surgery. Because of these competing technologies, there can be no assurance that the Company will be able to secure a sufficient number of future sites or Gamma Knife procedures to sustain its profitability and growth and accordingly there may be a material negative impact on the business and results of operations of the Company.

International Operations make the Company vulnerable to risks associated with doing business in foreign countries that can affect its business, financial condition, results of operations and cash flows.
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

New technology and products could result in making the Company's equipment obsolete which could have a material adverse impact on its business and results of operations.
There is constant change and innovation in the market for highly sophisticated medical equipment. New and improved medical equipment can be introduced that could make the Gamma Knife technology obsolete and that would make it uneconomical to operate. In 2006 Elekta introduced a new model of the Gamma Knife, the Perfexion, which the Company has implemented at all of its domestic sites. The Perfexion can perform procedures faster than previous Gamma Knife models and it involves less health care personnel intervention. In 2015, Elekta introduced the Leksell Gamma Knife Icon ™. The Perfexion is upgradeable to the Icon platforms which has enhanced imaging capabilities allowing for treatment without a head frame and the treatment of larger tumors. Existing model 4Cs of the Gamma Knife are not upgradeable to the Perfexion model. As of March 1, 2021, all the Company’s Gamma Knife units in the United States are Perfexion models and two (2) of these Perfexion units have the Icon upgrade. The Company's two (2) South American sites utilize the Model 4(C). The failure to acquire or use new technology and products could have a material adverse effect on our business and results of operations.

The Company has invested in a Proton Beam business and is obligated to fund two additional proton beams systems; there is no assurance that the Company will be able to fund these additional proton systems and if the Company is unable to do so the may be a negative impact on the Company’s business and results of operations.

We have committed a substantial amount of our financial resources to next-generation proton beam technology. The first MEVION S250 system began treating patients in December 2013. The Company’s first MEVION S250 system began treating patients in April 2016. The Company has committed to purchase two (2) additional MEVION S250i systems and has already made deposits of $2,250,000 towards this commitment. There can be no assurance that we will be able to obtain additional customers or be able to finance the two additional systems. If we are unable to obtain additional customers or are unable to finance the two additional systems, the Company will lose its deposits and there may be a negative impact on the Company’s business and results of operations.

Stock Ownership Risk
The Trading Volume of Our Common Stock is Low
Although our common stock is listed on the NYSE American, our common stock has historically experienced low trading volume. Reported average daily trading volume in our common stock for the three-month period ended December 31, 2020 was approximately 105,000 shares. There is no reason to think that a further increase in an active trading market in our common stock will develop in the future. Limited trading volume subjects our common stock to greater price volatility and may make it difficult for you to sell your shares in a quantity or at a price that is attractive to you.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The Company's corporate offices are located at Two Embarcadero Center, Suite 410, San Francisco, California, where it leases approximately 3,253 square feet for $20,747 per month with a lease expiration date in August 2023. The Company owns and operates a stand-alone Gamma Knife facility in Lima, Peru where it leases approximately 1,600 square feet for approximately $7,800 per month with a lease expiration date in January 2024. The Company also owns and operates a stand-alone Gamma Knife facility in Guayaquil, Ecuador where it owns 864 square feet of condominium space in an office building and approximately 10,135 of related land and parking spaces.
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

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Dividend Policy
The Company's common shares, no par value (the “Common Shares”), are currently traded on the NYSE American. At December 31, 2020, the Company had 5,791,000 issued and outstanding common shares, 417,000 common shares reserved for options, 13,000 unvested restricted stock units issued, and 210,000 vested restricted stock units.
The Company estimates that there were approximately 1,100 beneficial holders of its Common Shares at December 31, 2020.
There were no dividends declared or paid during 2020 and 2019.
Stock Repurchase Program
In 1999 and 2001, the Board of Directors approved resolutions authorizing the Company to repurchase up to a total of 1,000,000 shares of its common stock on the open market from time to time at prevailing prices, and in 2008 the Board of Directors reaffirmed these authorizations. In 2020 and 2019 there were no shares repurchased by the Company. A total of approximately 928,000 shares have been repurchased in the open market pursuant to these authorizations at a cost of approximately $1,957,000. As of December 31, 2020, there were approximately 72,000 shares remaining under the repurchase authorizations.
Equity Compensation Plans
During 2020, 3,000 restricted stock units, 31,000 restricted stock units for deferred compensation, 100,000 shares for executive compensation, and 10,000 options were granted. Additional information regarding our equity compensation plans is incorporated herein by reference from the 2021 Proxy Statement. Also, see Note 9 - “Shareholders’ Equity” to the Consolidated Financial Statements.
ITEM 6. SELECTED FINANCIAL DATA
As a smaller reporting company, as defined in Rule 10(f)(1) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is not required to provide the information required by this item.
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The COVID-19 pandemic, the resulting recession in the United States and its follow-on effects have impacted and will likely continue to impact business activity across industries, including the Company’s. During 2020, due to factors related to the COVID-19 pandemic such as delays in service at medical facilities and restrictions imposed by government agencies, and the Company’s customers in response to the spread of COVID-19, the Company experienced some delays in delivering certain Gamma Knife procedures and PBRT treatments. Similarly, the Company’s ability to conduct commercial efforts with its customers have been and are likely to continue to be disrupted as customers have turned their focus to dealing with the impact of the COVID-19 pandemic on their operations and have restricted access to their sites in efforts to contain the spread of the virus. The global nature of the pandemic has resulted in authorities implementing numerous measures designed to contain the virus, including travel bans and restrictions, border closures, quarantines, shelter-in-place orders, business limitations and shutdowns. The impact of the COVID-19 pandemic on the global economy and capital markets is significant, and on June 8, 2020 the National Bureau of Economic Research announced that the United States was in an economic recession. An extended economic recession in the United States or elsewhere could have a material adverse effect on the Company’s ability to conduct its business and to access financing, as well as on the Company’s results of operation, financial condition, liquidity and cash flows. The prioritization of COVID-19 treatment and containment has resulted in delays in decisions by the Company’s customers and their patients, obstacles to the Company’s ability to market and deliver its services, declines in treatment volumes and adverse impacts to revenues for both Gamma Knife procedures and PBRT treatments. As a result of the pandemic and related governmental actions, Gamma Knife procedures and PBRT treatments, which currently make up all of the Company’s revenue, may be impacted differently at each of the Company’s various locations and may take longer to recover than other areas of the economy, which may have a material impact on the Company's business. The Company’s Gamma Knife operations in Latin America have experienced a decline in procedures due to the COVID-19 pandemic. Our Gamma Knife and PBRT operations in the United States have also experienced negative impacts from the COVID-19 pandemic. As the COVID-19 pandemic continues to develop, additional impacts may arise that we are not aware of currently.

The impact of the COVID-19 pandemic for the year ended December 31, 2020 has varied by location based on the stage of containment and actions by government agencies. The impact on treatments and costs in the three-month period ended March 31, 2020 did not appear material. The impact of the COVID-19 pandemic has been greater for the three-month periods ended June 30, 2020, September 30, 2020, and December 31, 2020, including declines in patient volumes and corresponding reductions in Gamma Knife procedures and reduced PBRT fractions during the second and fourth quarters.
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
Revenue Recognition
The Company recognizes revenues under Accounting Standards Codification (“ASC”) 842 Leases (“ASC 842”) and ASC 606 Revenue from Contracts with Customers (“ASC 606”). The Company had sixteen (16) Gamma Knife units and one (1) PBRT system in operation as of December 31, 2020. Four (4) of the Company’s customer contracts are through subsidiaries where GKF or its subsidiary is the majority owner and managing partner. Six (6) of the Company’s sixteen (16) current Gamma Knife customers are under fee-per-use contracts, and eight (8) customers are under retail arrangements. The Company, through GKF, also owns and operates single-unit Gamma Knife facilities in Lima, Peru and Guayaquil, Ecuador. These units economically function similar to the Company’s turn-key retail arrangements. The Company’s PBRT system at Orlando Health – UF Health Cancer Center (“Orlando Health”), is also considered a retail arrangement.
Rental Income from Medical Services
The Company recognizes revenues under ASC 842 when services have been rendered and collectability is reasonably assured, on either a fee per use or revenue sharing basis. The terms of the contracts do not contain any guaranteed minimum payments. The Company’s contracts are typically for a ten-year term and are classified as either fee per use or retail. Retail arrangements are further classified as either turn-key or revenue sharing. Revenues from fee per use contracts is determined by each hospital’s contracted rate. Revenues are recognized at the time the procedures are performed, based on each hospital’s contracted rate and the number of procedures performed. Under revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital. The amount the Company expects to receive is recorded as revenue and estimated based on historical experience. Revenue estimates are reviewed periodically and adjusted as necessary. Under turn-key arrangements, the Company receives payment from the hospital in the amount of the hospital’s reimbursement from third party payors, and the Company is responsible for paying all the operating costs of the equipment. Operating costs are determined primarily based on historical treatment protocols and cost schedules with the hospital. The Company records an estimate of operating costs which are reviewed on a regular basis and adjusted as necessary to more accurately reflect the actual operating costs. For turn-key sites, the Company also shares a percentage of net operating profit. The Company records an estimate of net operating profit based on estimated revenues, less estimated operating costs. The operating costs and estimated net operating profit are recorded as other direct operating costs in the consolidated statement of operations. As of December 31, 2020 and 2019, the Company recognized revenues of approximately $16,204,000 and $19,396,000 under ASC 842, respectively.
Revenue from retail arrangements amounted to approximately 64% and 64% of total revenue for the years ended December 31, 2020 and 2019, respectively. Because the revenue estimates are reviewed on a quarterly basis, any adjustments required for past revenue estimates would result in an increase or reduction in revenue during the current quarterly period.

Patient Income

The Company has stand-alone facilities in Lima, Peru and Guayaquil, Ecuador, where a contract exists between the Company’s facilities and the individual patient treated at the facility. Under ASC 606, the Company acts as the principal in this transaction and provides, at a point in time, a single performance obligation, in the form of a Gamma Knife treatment. Revenue related to a Gamma Knife treatment is recognized on a gross basis at the time when the patient receives treatment. There is no variable consideration present in the Company’s performance obligation and the transaction price is agreed upon per the stated contractual rate. GKPeru's payment terms are typically prepaid for self-pay patients and insurance provider payments are paid net 30 days. GKCE's patient population is primarily covered by a government payor and payments are paid approximately 30 to 60 days upon invoice. The Company did not capitalize any incremental costs related to the fulfillment of its customer contracts. Accounts receivable earned by GKPeru were not significant for the year ended December 31, 2020 and 2019. GKCE's accounts receivable were $467,000 for the year ended December 31, 2020. As of December 31, 2020 and 2019, the Company recognized revenues of approximately $1,633,000 and $1,209,000 under ASC 606, respectively.
2020 Results
For the year ended December 31, 2020, 65% of the Company’s revenue was derived from its Gamma Knife business and 35% was derived from the PBRT system. For the year ended December 31, 2019, 66% of the Company’s revenue was derived from its Gamma Knife business, 30% was derived from the PBRT system, and the remaining 4% from its IGRT business.
TOTAL REVENUE

(in thousands)	2020	Increase (Decrease)	2019
Total revenue	$17,837	(13.4)%	$20,605
Total revenue in 2020 decreased 13.4% compared to 2019 primarily due to a decrease in average reimbursement for Gamma Knife procedures and a decrease in PBRT fractions. This decrease in volumes was partially attributable to the COVID-19 pandemic.
Gamma Knife Revenue

	2020	Increase (Decrease)	2019
Revenue from Gamma Knife (in thousands)	$11,670	(13.9)%	$13,551
Number of Gamma Knife procedures	1,530	2.1%	1,498
Average revenue per procedure	$7,763	(14.2)%	$9,046
Gamma Knife revenue for 2020 was $11,670,000 compared to $13,551,000 in 2019. Gamma Knife revenue for 2020 decreased $1,881,000 compared to 2019 due to a lower average reimbursement at the Company's retail sites driven by an increase in patients with Medicare coverage and a decrease in patients with Commercial insurance.
The number of Gamma Knife procedures performed in 2020 increased 32 compared to 2019 due to the Company's acquisition of GKCE in June 2020. This increase was offset by a Gamma Knife contract that terminated in October 2020 and due to the impact of the COVID-19 pandemic.
In April 2020, an existing Gamma Knife customer contract expired. The site operated on a month-to-month basis through October 2020, when the customer notified the Company of their intent to terminate. Two additional existing Gamma Knife customers notified the Company of their intent to not renew their contract during the third and fourth quarters of 2020. One of the contracts terminated in February 2021 and the second is set to expire in December 2021.
Revenue per procedure decreased by $1,283 and in 2020 compared to 2019. For 2020, the decrease was due to lower average reimbursement at the Company's retail sites.
Proton Therapy Revenue

	2020	Increase (Decrease)	2019
Revenue from PBRT (in thousands)	$6,167	(0.8)%	$6,214
Number of PBRT fractions	5,868	(2.5)%	6,018
Average revenue per fraction	$1,051	1.7%	$1,033

PBRT revenue for 2020 was $6,167,000 compared to $6,214,000 in 2019. The number of PBRT fractions performed in 2020 was 5,868 compared to 6,018 in 2019. Revenue per fraction in 2020 was $1,051 compared to $1,033 in 2019. In 2020, the Company's PBRT revenue declined due to an impact on volumes in the second and fourth quarter from the COVID-19 pandemic. The Company's proton therapy system also experienced some down-time for maintenance in the third quarter of 2020.
IGRT Revenue

(in thousands)	2020	Increase (Decrease)	2019
Revenue from IGRT	$—	(100.0)%	$840
IGRT revenue for 2020 was $0 compared to $840,000 in 2019. IGRT revenue decreased for 2020 as the result of the winding down of the Company’s IGRT system, which was being used as a back-up system at the customer site. The Company’s contract for its IGRT equipment expired in April 2020 and the Company agreed to sell the equipment to its existing customer for $150,000, which was equal to the equipment's salvage value. The Company sold the equipment in July 2020.
COSTS OF REVENUE

(In thousands)	2020	Increase (Decrease)	2019
Total costs of revenue	$13,371	(2.3)%	$13,685
Percentage of total revenue	75.0%		66.4%
The Company's costs of revenue, consisting of maintenance and supplies, depreciation and amortization, and other operating expenses (such as insurance, property taxes, sales taxes, marketing costs and operating costs from the Company’s retail sites) decreased by $314,000 in 2020 compared to 2019.
Maintenance and supplies costs as a percentage of total revenue were 13.4% and 12.7% in 2020 and 2019. Maintenance and supplies costs decreased by $233,000 in 2020 compared to 2019. The decrease in 2020 compared to 2019 was due to a decrease in time and materials costs at the Company's existing sites.
Depreciation and amortization costs as a percentage of total revenue were 38.1% and 35.6% in 2020 and 2019. Depreciation and amortization costs decreased $552,000 in 2020 compared to 2019. The decrease in 2020 compared to 2019 was primarily due to depreciation incurred on the Company's Gamma Knife and IGRT equipment at its location in Boston, Massachusetts in 2019, offset by increased depreciation recognition at two of the Company's expiring Gamma Knife sites. One of these contracts expired in October 2020 and the second expired in the first quarter of 2021.
Other direct operating costs as a percentage of total revenue were 23.5% and 18.1% in 2020 and 2019. Other direct operating costs increased by $471,000 in 2020 compared to 2019. The increase in 2020 is primarily due to operating costs from the Company's acquisition of GKCE in June 2020.
SELLING AND ADMINISTRATIVE EXPENSE

(In thousands)	2020	Increase (Decrease)	2019

Selling and administrative costs	$4,608	13.5%	$4,060
Percentage of total revenue	25.8%		19.7%
The Company's selling and administrative costs increased $548,000 in 2020 compared to 2019. The increase in 2020 was due to legal and other fees, including, but not limited to the COVID-19 pandemic and the transition in senior management and tax, legal, and consulting fees related to the Company's acquisition of GKCE of approximately $162,000.
INTEREST EXPENSE

(In thousands)	2020	Increase (Decrease)	2019

Interest expense	$1,057	(19.8)%	$1,318
Percentage of total revenue	5.9%		6.4%

The Company's interest expense decreased $261,000 in 2020 compared to 2019. The decrease in 2020 was primarily due to a lower average principal base for the Company’s lease and debt portfolio, effectively reducing interest expense.
(LOSS) ON WRITE DOWN OF IMPAIRED ASSETS AND ASSOCIATED REMOVAL COSTS

(In thousands)	2020	Increase (Decrease)	2019

(Loss) on write down of impaired assets	$8,264	*	$0

Percentage of total revenue	46.3%		0.0%
*Not meaningful
As of December 31, 2020, the Company recognized a loss on the write down of impaired assets of $8,264,000. The Company reviewed its long-lived assets and deposits during the fourth quarter of 2020 and concluded events and circumstances existed that indicated the value of these assets was more-than temporarily impaired.
The impaired assets included six (6) Gamma Knife units and related removal costs, and two (2) deposits towards the purchase of proton beam systems and related capitalized interest. The six (6) Gamma Knife units that were impaired consisted of two (2) units that had been taken out of service in prior years, one (1) unit that was taken out of service in 2020 and three (3) units that have already been or the Company anticipates will be taken out of service in 2021.
INTEREST AND OTHER INCOME

(In thousands)	2020	Increase (Decrease)	2019

Interest and other income	$10	(37.5)%	$16

Percentage of total revenue	0.1%		0.1%
Interest and other income decreased $6,000 in 2020 compared to 2019. Interest and other income is generally comprised of interest expense and interest earned, and increases or decreases generally reflect fluctuations in these amounts.
INCOME TAX EXPENSE

(In thousands)	2020	Increase (Decrease)	2019

Income tax (benefit) expense	$(1,737)	*	$128
Percentage of total revenue	(9.7)%		0.6%
Percentage of income, after net income attributable to non-controlling interests, and before income taxes	19.7%		16.3%
*Not meaningful
Income tax expense decreased $1,865,000 in 2020 compared to 2019. The decrease in income tax benefit provision in 2020 was due to the loss on write-down of impaired assets recorded during the year ended December 31, 2020.
The Company anticipates that it will continue to record income tax expense if it operates profitably in the future. Currently there are state income tax payments required for most states in which the Company operates. At December 31, 2020, the Company exhausted the remainder of its net operating loss carryforward for federal income tax return purposes. The Company has net operating loss carryforwards for state income tax purposes.

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS

(In thousands)	2020	Increase (Decrease)	2019

Net (loss) income attributable to non-controlling interests	$(658)	(185.3)%	$771

Percentage of total revenue	(3.7)%		3.7%
Net income attributable to non-controlling interests decreased $1,429,000 in 2020 compared to 2019. Net income attributable to non-controlling interests represents the pre-tax income earned by the 19% non-controlling interest in GKF, and the pre-tax income or losses of the non-controlling interests in various subsidiaries controlled by GKF. The decrease or increase in net income attributable to non-controlling interests reflects the relative profitability of GKF. The decrease in 2020 compared to 2019 was due to the loss on write off of impaired assets.
NET INCOME ATTRIBUTABLE TO AMERICAN SHARED HOSPITAL SERVICES

(In thousands, except per share amounts)	2020	Increase (Decrease)	2019

Net (loss) income attributable to ASHS	$(7,058)	*	$659
Net (loss) income per share attributable to ASHS, diluted	$(1.14)	*	$0.11
*Not meaningful
Net (loss) attributable to American Shared Hospital Services was $7,058,000 in 2020 compared to net income of $659,000 in 2019. Net loss decreased $7,717,000 in 2020 compared to 2019 due primarily to the loss on write down of impaired assets.
LIQUIDITY AND CAPITAL RESOURCES
The Company had cash and cash equivalents of $4,325,000 at December 31, 2020 compared to $1,779,000 at December 31, 2019, an increase of $2,546,000. The Company’s expected primary cash needs on both a short and long-term basis are for capital expenditures, business expansion, working capital, and other general corporate purposes.
Operating activities provided cash of $9,745,000 in 2020, which was driven by non-cash charges for depreciation and amortization of $6,970,000, stock-based compensation expense of $299,000, non-cash lease expense of $288,000, a loss on the write-down of impaired assets of $8,184,000, interest expense associated with lease liabilities of $65,000, changes in receivables of $2,966,000, changes in prepaid and other assets of $762,000, and changes in other accrued liabilities, income taxes payable of $179,000, and deferred revenue of $263,000. These were offset by a net loss of $7,716,000, an income tax benefit of $2,162,000, and net lease liabilities of $353,000.
The Company’s trade accounts receivable decreased by $2,591,000 to $4,303,000 at December 31, 2020 from $6,894,000 at December 31, 2019, primarily due to an outstanding payment related to a contractual Medicare adjustment for one of the Company's Gamma Knife contracts, which was collected in January 2020, and an increase in collections from the Company's proton therapy customer. The number of days revenue (sales) outstanding (“DSO”) in accounts receivable as of December 31, 2020 decreased to 88 days compared to 122 days at December 31, 2019. DSO can and does fluctuate depending on timing of customer payments received and the mix of fee per use versus retail customers. Retail sites generally have longer collection periods than fee per use sites.
Investing activities used $2,389,000 of cash in 2020 due to payments made towards the purchase of property and equipment of $455,000 and payment for the Acquisition of $2,084,000, offset by proceeds from the sale of equipment of $150,000.
Financing activities used $4,810,000 of cash during 2020, primarily due to principal payments on long-term debt of $1,726,000, principal payments towards finance leases of $3,199,000, principal payments on short-term financing of $519,000, and distributions to non-controlling interests of $761,000. These decreases were offset by long-term debt financing of the Acquisition of $1,425,000.

The Company had a working capital deficit at December 31, 2020 of $1,530,000 compared to working capital of $2,528,000 at December 31, 2019. The $4,058,000 decrease in net working capital was due to an decrease in accounts receivable and other receivables of $2,488,000, an increase in accounts payable of $126,000, an increase in employee compensation and benefits of $171,000, an increase in accrued liabilities of $266,000, asset retirement obligations of $1,270,000, an increase in income taxes payable of $243,000, working capital payment due of $197,000, increase in lease liabilities of $26,000, and an increase in finance leases of $2,236,000. This was offset by an increase in cash and restricted cash of $2,546,000, increases in prepaid and other assets of $50,000, and a decrease in long term debt of $369,000. The Company believes that its cash flow from cash on hand, operations, and other cash resources are adequate to meet its scheduled debt and finance lease obligations during the next 12 months. See additional discussion below related to commitments.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment management believes that, as of December 31, 2020, the Company’s internal control over financial reporting is effective based on those criteria.
In June 2020, the Company acquired Gamma Knife Center Ecuador S.A. (“GKCE”). Management excluded GKCE from its report on internal controls over financial reporting as of December 31, 2020. GKCE's financial statements constitute 3.8% and 3.6% of the Company’s consolidated total assets (excluding $1,343,000 of goodwill and intangible assets and $19,000 of land, which were integrated into the Company’s control environment), and revenues, respectively. The Company will include GKCE in its assessment of the effectiveness of internal controls over financial reporting in fiscal year 2021 annual management report, the annual management report following the first anniversary of the acquisition.

(c)Changes in internal controls over financial reporting.
Our Chief Executive Officer and our Chief Financial Officer have evaluated the changes to the Company’s internal control over financial reporting that occurred during our last fiscal quarter ended December 31, 2020, as required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding directors is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2021 Annual Meeting of Shareholders (the “2021 Proxy Statement”). Information regarding executive officers of the Company, included herein under the caption “Executive Officers of the Company” in Part I, Item 1 above, is incorporated herein by reference.
Information concerning the identification of our standing audit committee required by this Item is incorporated by reference from the 2021 Proxy Statement.
Information concerning our audit committee financial experts required by this Item is incorporated by reference from the 2021 Proxy Statement.
Information concerning compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference from the 2021 Proxy Statement.
We have adopted a Code of Ethics that is available on our website at www.ashs.com. The information on our website is not part of this report. You may also request a copy of this document free of charge by writing our Corporate Secretary.
ITEM 11. EXECUTIVE COMPENSATION
Information required by this Item is incorporated herein by reference from the 2021 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item is incorporated herein by reference from the 2021 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item is incorporated herein by reference from the 2021 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this Item is incorporated herein by reference from the 2021 Proxy Statement.
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

(b)Exhibits.
The following Exhibits are filed with this Report.

Exhibit Number			Incorporated by reference herein
		Description	Form	Exhibit	Date
3.1		Articles of Incorporation of the Company.	10-Q 001-08789	3.1	5/15/2017

3.1a		Certificate of Amendment to Articles of Incorporation of the Company.	10-K 001-08789	3.1	3/27/2017

3.2		By-laws of the Company, as amended and restated dated as of January 27, 2021.	8-K 001-08789	3.1	2/2/2021

4.1	*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K 001-08789	4.1	4/6/2021

10.1		Operating Agreement for GK Financing, LLC dated as of October 17, 1995 between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	S-1 033-63721	10.12	10/26/1995

10.1a		Amendment Agreement dated as of October 26, 1995 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	S-1/A 033-63721	10.13	3/29/1996

10.1b		Second Amendment Agreement dated as of December 20, 1995 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	S-1/A 033-63721	10.13	3/29/1996

10.1c		Third Amendment Agreement dated as of October 16, 1996 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	10-K 001-08789	10.13b	3/31/1998

10.1d		Amendment Four Agreement dated as of March 31, 1998 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	10-K 001-08789	10.8	3/31/1999

10.1e		Fifth Amendment Agreement dated as of March 31, 1998 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	10-K 001-08789	10.9	3/31/1999

10.1f		Sixth Amendment Agreement dated as of June 5, 1998 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	10-K 001-08789	10.10	3/31/1999

10.1g		Seventh Amendment Agreement dated as of October 18, 2006 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	10-K 001-08789	10.52	4/2/2007

10.1h		Eighth Amendment Agreement dated as of April 28, 2010 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	10-K 001-08789	10.1h	3/30/2016

10.1i		Ninth Amendment Agreement dated as of May 16, 2011 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	10-K 001-08789	10.1i	3/30/2016

10.2		Lease Agreement for a Gamma Knife Unit dated as of October 29, 1996 between GK Financing, LLC and Methodist Healthcare Systems of San Antonio, Ltd., dba Southwest Texas Methodist Hospital.	10-K 001-08789	10.2	3/30/2016

10.2a		Addendum to Lease Agreement for a Gamma Knife Unit dated as of October 31, 1996 between GK Financing, LLC and Methodist Healthcare System of San Antonio, Ltd., dba Southwest Texas Methodist Hospital.	10-K 001-08789	10.2a	3/30/2016

10.2b		Addendum Two to Lease Agreement for a Gamma Knife Unit dated as of October 16, 1997 between Methodist Healthcare System of San Antonio, Ltd., d.b.a. Southwest Texas Methodist Hospital and GK Financing, LLC.	10-K 001-08789	10.2b	3/30/2016

10.2c		Amendment to Lease Agreement for a Gamma Knife Unit dated as of December 13, 2003 between Methodist Healthcare Systems of San Antonio, Ltd., d/b/a Southwest Texas Methodist Hospital and GK Financing, LLC.	10-K 001-08789	10.2c	3/30/2016

10.2d	#	Second Amendment to Lease Agreement for a Gamma Knife Unit (Perfexion Upgrade) dated as of December 23, 2009 between GK Financing, LLC and Methodist Healthcare Systems of San Antonio, Ltd., d/b/a Southwest Texas Methodist Hospital.	10-Q 001-08789	10.18b	11/15/2010

10.4		Purchased Services Agreement (for a Gamma Knife Unit) dated as of November 19, 2008 between GK Financing, LLC and Kettering Medical Center.	10-Q 001-08789	10.1	8/11/2016

10.4a		First Amendment to Purchased Services Agreement (for a Gamma Knife Unit) dated as of June 11, 2009 between GK Financing, LLC and Kettering Medical Center.	10-Q 001-08789	10.1a	8/11/2016

10.4b	#	Second Amendment to Purchased Services Agreement (for a Gamma Knife Unit) dated as of February 27, 2014 between GK Financing, LLC and Kettering Medical Center.	10-K 001-08789	10.21c	4/1/2015

10.4c	#	Third Amendment to Purchased Services Agreement (for a Gamma Knife Unit) dated as of March 28, 2019 between GK Financing, LLC and Kettering Medical Center	10-Q 001-08789	10.1	11/7/2019

10.5	#	Lease Agreement for a Gamma Knife Unit (Perfexion Upgrade) dated as of July 30, 2013 between Tufts Medical Center, Inc. (FKA New England Medical Center Hospitals, Inc.) and GK Financing, LLC.	10-K 001-08789	10.22b	3/31/2014

10.5a	#	First Amendment to Lease Agreement for a Gamma Knife Unit (Perfexion Upgrade) dated as of April 23, 2020 between Tufts Medical Center, Inc. (FKA New England Medical Center Hospitals, Inc.) and GK Financing, LLC.	10-Q 001-08789	10.1	8/14/2020

10.6	#	Amended and Restated Equipment Lease Agreement (for a Gamma Knife Unit) dated as of December 12, 2014, between GK Financing, LLC and the Board of Trustees of the University of Arkansas on behalf of the University of Arkansas for Medical Sciences.	10-Q 001-08789	10.4	8/19/2015

10.10		Lease Agreement for a Gamma Knife Unit dated as of November 1, 1999 between GK Financing, LLC and Jackson HMA, Inc. d/b/a Central Mississippi Medical Center.	10-K 001-08789	10.10	3/30/2016

10.10a		Addendum to Lease Agreement for a Gamma Knife Unit dated as of November 1, 1999 between Jackson HMA, Inc. dba Central Mississippi Medical Center and GK Financing, LLC.	10-Q 001-08789	10.34	8/10/2001

10.10b	#	Addendum Two to Lease Agreement for a Gamma Knife Unit dated as of November 6, 2006 between GK Financing, LLC and Jackson HMA, Inc. d/b/a Central Mississippi Medical Center.	10-K 001-08789	10.51	4/2/2007

10.10c		Amendment Three to Lease Agreement for a Gamma Knife Unit dated as of February 23, 2010 between GK Financing, LLC and Jackson HMA, LLC d/b/a Central Mississippi Medical Center.	10-K 001-08789	10.10c	3/30/2016

10.10d		Amendment Four to Lease Agreement for a Gamma Knife Unit dated as of May 1, 2019 between GK Financing, LLC and Jackson HMA, LLC d/b/a Central Mississippi Medical Center.	10-Q 001-08789	10.1	5/11/2020

10.11		Lease Agreement for a Gamma Knife Unit dated as of February 18, 2000 between GK Financing, LLC and OSF HealthCare System.	10-K 001-08789	10.11	3/30/2016

10.11a		Addendum to Lease Agreement for a Gamma Knife Unit dated as of April 13, 2007, between GK Financing, LLC and OSF Healthcare System.	10-Q 001-08789	10.2	8/11/2016

10.11b		Addendum Two to Lease Agreement for a Gamma Knife Unit dated as of October 31, 2012 between GK Financing, LLC and OSF Healthcare System.	10-Q 001-08789	10.2a	8/11/2016

10.11c	#	Addendum Three to Lease Agreement for a Gamma Knife Unit dated as of June 7, 2016 between GK Financing, LLC and OSF Healthcare System.	10-Q 001-08789	10.2b	8/11/2016

10.11d	*	Addendum Four to Lease Agreement for a Gamma Knife Unit dated as of February 6, 2020 between GK Financing, LLC and OSF Healthcare System.	10-K 001-08789	10.11d	4/6/2021

10.13		Equipment Lease Agreement (for a Gamma Knife Unit) dated as of February 13, 2003 between GK Financing, LLC and AHS Albuquerque Regional Medical Center, LLC.	10-K 001-08789	10.13	3/30/2016

10.13a	#	Amendment to Equipment Lease Agreement (Perfexion Upgrade) dated as of April 8, 2011 between GK Financing, LLC and Lovelace Health System, Inc., d/b/a Lovelace Medical Center.	10-Q 001-08789	10.62	8/15/2011

10.13b		Assignment and Assumption of Purchase and License Agreement dated as of February 2, 2011 between Elekta, Inc., GK Financing, LLC and Albuquerque GK Equipment, LLC.	10-Q 001-08789	10.62a	8/15/2011

10.13c	#	Icon Upgrade and Amendment Two to Equipment Lease Agreement for a Gamma Knife Unit dated as of October 15, 2019 between GK Financing, LLC and Lovelace Health System, Inc., d/b/a Lovelace Medical Center.	10-Q 001-08789	10.1	11/13/2020

10.14		Equipment Lease Agreement (for a Gamma Knife Unit) dated as of March 21, 2003 between GK Financing, LLC and Northern Westchester Hospital Center.	10-K 001-08789	10.14	3/30/2016

10.14a	#	Amendment to Equipment Lease Agreement (Perfexion Upgrade) dated as of June 8, 2012 between GK Financing, LLC and Northern Westchester Hospital Center.	10-Q 001-08789	10.46a	8/14/2013

10.16	#	Purchased Services Agreement (for a Gamma Knife Unit) dated as of March 5, 2008 between GK Financing, LLC and USC University Hospital, Inc.	10-Q 001-08789	10.57	5/14/2008

10.16a	#	First Amendment to Purchased Services Agreement (for a Gamma Knife Unit) dated as of April 1, 2009 between GK Financing, LLC and University of Southern California.	10-Q 001-08789	10.57a	8/14/2009

10.16b	#	Second Amendment to Purchased Services Agreement (for a Gamma Knife Unit) dated as of October 1, 2013 between GK Financing, LLC and University of Southern California.	10-Q 001-08789	10.57b	8/14/2014

10.16c		Third Amendment to Purchased Services Agreement dated as June 30, 2020 between GK Financing, LLC and University of Southern California.	10-Q 001-08789	10.2	11/13/2020

10.17	#	Equipment Lease Agreement (for a Gamma Knife Unit) dated as of May 1, 2010 between GK Financing, LLC and Fort Sanders Regional Medical Center.	10-Q 001-08789	10.60	5/16/2011

10.17a		Amendment to Lease Agreement (for a Gamma Knife Unit) dated as of January 3, 2012 between GK Financing, LLC and Fort Sanders Regional Medical Center.	10-K 001-08789	10.17a	3/30/2016

10.17b		Second Amendment to Equipment Lease Agreement (for a Gamma Knife Unit) dated as of June 1, 2017 between GK Financing, LLC and Fort Sanders Regional Medical Center	10-Q 001-08789	10.2	8/10/2017

10.18	#	Leksell Gamma Knife Perfexion Purchased Services Agreement dated as of August 5, 2011 between Jacksonville GK Equipment, LLC and St. Vincent’s Medical Center, Inc.	10-K 001-08789	10.63	3/30/2012

10.18a	#	First Amendment to the Leksell Gamma Knife Perfexion Purchased Services Agreement dated as of October 10, 2011 between Jacksonville GK Equipment, LLC and St. Vincent’s Medical Center, Inc.	10-K 001-08789	10.63a	3/30/2012

10.19	#	Leksell Gamma Knife Perfexion Purchased Services Agreement dated as of January 19, 2012 between GK Financing, LLC and Sacred Heart Health System, Inc.	10-Q 001-08789	10.65	5/15/2013

10.20	#	Leksell Gamma Knife Perfexion Purchased Services Agreement dated as of March 27, 2014 between GK Financing, LLC and PeaceHealth doing business through its operating division PeaceHealth Sacred Heart Medical Center at RiverBend.	10-K 001-08789	10.67	4/1/2015

10.21	#	Equipment Lease Agreement (for a Gamma Knife Unit) dated as of February 21, 2017 between Bryan Medical Center, and GK Financing, LLC.	10-Q 001-08789	10.1	11/13/2017

10.21a	#	First Amendment to Equipment Lease Agreement (for a Gamma Knife unit) dated as of February 14, 2018 between Bryan Medical Center and GK Financing, LLC	10-Q 001-08789	10.1	5/10/2018

10.22	#	Proton Beam Radiation Therapy Lease Agreement dated as of October 18, 2006 between American Shared Hospital Services and Orlando Regional Healthcare System, Inc.	10-Q 001-08789	10.3	8/11/2016

10.22a	#	Amendment One to Proton Beam Radiation Therapy Lease Agreement dated as of August 12, 2012 between American Shared Hospital Services and Orlando Health, Inc., formerly known as Orlando Regional Healthcare System, Inc.	10-Q 001-08789	10.3a	8/11/2016

10.23	#	Equipment Lease Agreement (for a Gamma Knife Unit) dated as of May 8, 2018 between The Methodist Hospitals, Inc. and GK Financing, LLC	10-Q 001-08789	10.1	5/13/2019

10.24	•	American Shared Hospital Services Incentive Compensation Plan as Amended and Restated effective June 21, 2019	10-Q 001-08789	10.1	8/13/2019

10.25	•	Form of Indemnification Agreement between American Shared Hospital Services and members of its Board of Directors.	10-K 001-08789	10.26	3/30/2016

10.26	•	Form of American Shared Hospital Services Incentive Compensation Plan Performance Share Award Agreement.	10-K 001-08789	10.25	3/27/2017

10.27	•	Offer Letter between the Company and Mr. Raymond C. Stachowiak dated April 22, 2020	8-K 001-08789	10.27	4/22/2020

21.1	*	Subsidiaries of American Shared Hospital Services

23.1	*	Consent of Independent Registered Public Accounting Firm

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14a/15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14a/15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	ǂ	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline Instance XBRL Document

	*	Filed herewith.
	ǂ	Furnished herewith.
	#	Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2, promulgated under the Securities and Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.
	•	Indicates management compensatory plan, contract, or arrangement.

ITEM 16. FORM 10-K SUMMARY
The Optional summary in Item 16 has not been included in this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SHARED HOSPITAL SERVICES
(Registrant)

April 6, 2021	By:	/s/ Raymond C. Stachowiak
Raymond C. Stachowiak
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raymond C. Stachowiak	Chief Executive Officer	April 6, 2021
Raymond C. Stachowiak

/s/ Ernest A. Bates	Chairman of the Board	April 6, 2021
Ernest A. Bates, M.D.

/s/ Daniel G. Kelly Jr.	Director	April 6, 2021
Daniel G. Kelly JR.

/s/ David A. Larson	Director	April 6, 2021
David A. Larson, M.D.

/s/ Sandra A. J. Lawrence	Director	April 6, 2021
Sandra A. J. Lawrence

/s/ S. Mert Ozyurek	Director	April 6, 2021
S. Mert Ozyurek

/s/ Craig K. Tagawa	President, Chief Operating Officer and Chief Financial Officer (Principal Accounting Officer)	April 6, 2021
Craig K. Tagawa

AMERICAN SHARED HOSPITAL SERVICES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
and
CONSOLIDATED FINANCIAL STATEMENTS
AS OF December 31, 2020 and 2019,
and
FOR THE YEARS ENDED DECEMBER 31, 2020

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
American Shared Hospital Services, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of American Shared Hospital Services, Inc. (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended, and the related notes. In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Retail Revenue Recognition – Estimates of Reimbursement Rates and Payor Mix
As discussed in Note 2 in the Company’s consolidated financial statements, retail revenue amounted to approximately $11,418,000, which was approximately 64% of total consolidated revenue, during the year ended December 31, 2020. The related accounts receivable balance for total retail sites accounted for 68% of total accounts receivable at December 31, 2020. The Company has retail customer revenue classified as either turn-key or revenue sharing that are recognized under Accounting Standards Codification (“ASC”) 842 Leases (“ASC 842”). Under revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital. Under turn-key arrangements, the Company receives payment from the hospital based on the amount of the hospital’s reimbursement from third party payors.

We identified management’s estimates of reimbursement rates and payor mix to record retail revenue and related accounts receivable, as a critical audit matter. Retail revenue and related accounts receivable involves significant judgment and estimation, including measurement uncertainty, by management based on the estimates and assumptions used and are subject to adjustments based on actual reimbursements received by the Company. In turn, auditing management’s judgments and estimates related to retail revenue and related accounts receivable involved a high degree of subjectivity, as they are based on estimates of reimbursement rates and payor mix.

The primary procedures we performed to address this critical audit matter included:

a.Obtaining management’s reconciliation of retail revenue and accounts receivable by site agreeing to supporting documentation related to the estimated reimbursement rates and payor mix used in the calculation.

a.Obtaining third party confirmations, confirming number of procedures, payment dates and amounts paid, and reconciling confirmed amounts to management’s reconciliation, in order to validate approximate rate per procedure.

a.Testing subsequent cash receipts and evaluating the reasonableness of the estimates through a look-back analysis over retail revenue as compared to accounts receivable balances previously recognized.

a.Developing an independent expectation of reimbursement rates per procedure based on historical trends, procedures, and payment amounts received through confirmation directly with the hospital, and comparing to management’s estimates.

Property and Equipment - Salvage Value on Equipment
As described in Note 2 to the consolidated financial statements, property and equipment are stated at cost less accumulated depreciation. Depreciation for Gamma Knife, and other equipment is determined using the straight-line method over the estimated useful lives of the assets, which for medical and office equipment is generally 3 – 10 years, and after accounting for salvage value on the equipment where indicated. Salvage value is based on the estimated fair value of the equipment at the end of its useful life.

We identified management’s estimates of salvage value including qualitative assessments of certain equipment as a critical audit matter. Determination of salvage values involves significant judgment and estimation, involving measurement uncertainty, as there is no active resale market for the Gamma Knife units due to limited sellers and buyers and trade-ins for the equipment are not guaranteed. Trade-ins are highly dependent on future demand, values and the Company’s relationship with supplier, a related party of the Company. In turn, auditing management’s judgments and estimates related to salvage value of certain equipment, involved a high degree of subjectivity.

The primary procedure we performed to address this critical audit matter included:
a.Evaluating management’s determination of salvage values by comparing determined salvages values with historical trade-in transactions and publicly available transaction information, which included reviewing relevant purchase agreements, supplier agreements and evaluating publicly available transaction information.

Valuation of Certain Tangible and Intangible Assets Acquired Through Business Combination
As described in Note 4 to the consolidated financial statements, the Company completed the acquisition of Gamma Knife Center Ecuador S.A. (“GKCE”) from GKCE’s selling majority shareholders in June 2020. The Company subsequently executed agreements to acquire 1.3% of the total outstanding shares in July 2020 and intends to acquire the remaining 0.7% at later date. The total purchase consideration for 100% of the outstanding shares of GKCE was approximately $2,869,000, including a base purchase price of $2,000,000, subject to certain price adjustments for current assets and liabilities and tax withholding. The transaction was accounted for as a business combination using the acquisition method, whereby the total consideration transferred, identifiable assets acquired, and liabilities assumed are based on the respective acquisition-date fair values.

As part of the acquisition, the Company acquired tangible assets, including building, equipment and other property and equipment with a fair value of approximately $723,000 and intangible assets, consisting of the acquired entity’s trade name, with a fair value of approximately $78,000. We identified the judgment and estimation of the methodologies and assumptions used in the valuation by management, in the determination of the fair value of these assets, as a critical audit matter. Significant assumptions used to estimate the fair value of these tangible and intangible assets included discount rates, useful lives, expected future cash flows, internal rate of return, revenue forecast and growth rates. Given these factors, the related audit effort in evaluating management’s estimates required a high degree of auditor judgment.

The primary procedures we performed to address this critical audit matter included:

a.Evaluating the appropriateness of the methodologies and assumptions used to estimate the fair value of certain tangible (real property and equipment) and intangible (trade name) assets, including involving valuation specialists, where specialized skill or knowledge was needed, to assist with our evaluation. Our valuation specialist assisted primarily in the evaluation of the qualification of the appraiser and valuation specialist used by management, consideration of methodologies used in the appraisal of real property, including review of market information utilized to determine fair value, and in relation to the valuation of trade name, review of the methodology, discount rate, royalty rate, useful life (indefinite), and internal rate of return.

a.Evaluating assumptions and inputs used in projected financial information of the acquired entity, which primarily related to revenue growth rates, including testing the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. Specifically, when evaluating the assumptions related to the revenue growth rates and changes in the business that would drive these forecasted growth rates, we compared the assumptions to industry trends and subsequent interim period results to evaluate management’s estimates as of the date of the transaction.
/s/ Moss Adams LLP
San Francisco, California
April 6, 2021
We have served as the Company’s auditor since 2000.

AMERICAN SHARED HOSPITAL SERVICES CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2020	2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,961,000	$1,429,000
Restricted cash	364,000	350,000
Accounts receivable, net of allowance for doubtful accounts of $100,000 at December 31, 2020 and December 31, 2019	4,303,000	6,894,000
Other receivables	272,000	169,000
Prepaid expenses and other current assets	1,950,000	1,900,000
Total current assets	10,850,000	10,742,000
PROPERTY AND EQUIPMENT, net	30,418,000	41,480,000
LAND	19,000	—
GOODWILL	1,265,000	—
INTANGIBLE ASSETS	78,000	—
RIGHT OF USE ASSETS	886,000	1,106,000
OTHER ASSETS	137,000	455,000
TOTAL ASSETS	$43,653,000	$53,783,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$683,000	$557,000
Employee compensation and benefits	405,000	234,000
Other accrued liabilities	2,045,000	1,779,000
Asset retirement obligations	1,270,000	—
Income taxes payable	373,000	130,000
Working capital payment due	197,000	—
Current portion of lease liabilities	305,000	279,000
Current portion of long-term debt	1,157,000	1,526,000
Current portion of finance leases	5,945,000	3,709,000
Total current liabilities	12,380,000	8,214,000
LONG-TERM LEASE LIABILITIES, less current portion	581,000	827,000
LONG-TERM DEBT, less current portion	3,440,000	1,954,000
LONG-TERM FINANCE LEASES, less current portion	2,974,000	8,177,000
DEFERRED REVENUE, less current portion	210,000	286,000
DEFERRED INCOME TAXES	418,000	2,514,000
COMMITMENTS AND CONTINGENCIES (See Note 12)
SHAREHOLDERS’ EQUITY
Common stock, no par value
Common stock, no par value (10,000,000 authorized; Issued and outstanding shares – 5,791,000 at December 31, 2020 and 5,817,000 at December 31, 2019	10,753,000	10,753,000
Additional paid-in capital	7,024,000	6,725,000
Retained earnings	1,497,000	8,555,000
Total equity- American Shared Hospital Services	19,274,000	26,033,000
Non-controlling interests in subsidiaries	4,376,000	5,778,000
Total shareholders’ equity	23,650,000	31,811,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$43,653,000	$53,783,000
See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED DECEMBER 31,
	2020	2019

Revenues	$17,837,000	$20,605,000
	17,837,000	20,605,000
Costs of revenue:
Maintenance and supplies	2,385,000	2,618,000
Depreciation and amortization	6,789,000	7,341,000
Other direct operating costs	4,197,000	3,726,000
	13,371,000	13,685,000

Gross margin	4,466,000	6,920,000

Selling and administrative expense	4,608,000	4,060,000
Interest expense	1,057,000	1,318,000
Loss on write down of impaired assets and associated removal costs	8,264,000	—
Operating (loss) income	(9,463,000)	1,542,000
Interest and other income	10,000	16,000
(Loss) income before income taxes	(9,453,000)	1,558,000
Income tax (benefit) expense	(1,737,000)	128,000
Net (loss) income	(7,716,000)	1,430,000
Less: net loss (income) attributable to non-controlling interests	658,000	(771,000)
Net (loss) income attributable to American Shared Hospital Services	$(7,058,000)	$659,000

Net (loss) income per share attributable to American Shared Hospital Services:
(Loss) income per common share- basic	$(1.14)	$0.11
(Loss) income per common share- diluted	$(1.14)	$0.11
See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	YEARS ENDED DECEMBER 31, 2020 AND 2019
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Sub-Total ASHS	Non-controlling Interests in Subsidiaries	Total
Balances at December 31, 2018	5,714,000	$10,711,000	$6,495,000	$7,896,000	$25,102,000	$5,946,000	$31,048,000
Stock-based compensation expense	4,000	—	230,000	—	230,000	—	230,000
Options exercised	16,000	42,000	—	—	42,000	—	42,000
Issuance of restricted stock awards	83,000	—	—	—	—	—	—
Cash distributions to non-controlling interests	—	—	—	—	—	(939,000)	(939,000)
Net income	—	—	—	659,000	659,000	771,000	1,430,000
Balances at December 31, 2019	5,817,000	$10,753,000	$6,725,000	$8,555,000	$26,033,000	$5,778,000	$31,811,000
Stock-based compensation expense	103,000	—	299,000	—	299,000	—	299,000
Cash distributions to non-controlling interests	—	—	—	—	—	(761,000)	(761,000)
NCI investment in acquisition	—	—	—	—	—	17,000	17,000
Restricted common shares returned to plan	(129,000)	—	—	—	—	—	—
Net (loss) income	—	—	—	(7,058,000)	(7,058,000)	(658,000)	(7,716,000)
Balances at December 31, 2020	5,791,000	$10,753,000	$7,024,000	$1,497,000	$19,274,000	$4,376,000	$23,650,000
See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2020	2019
OPERATING ACTIVITIES
Net (loss) income	$(7,716,000)	$1,430,000
Adjustments to reconcile net income to net cash from operating activities (excluding assets acquired and liabilities assumed):
Depreciation and amortization	6,970,000	7,411,000
Non cash lease expense	288,000	256,000
Loss on write down impaired assets	8,184,000	—
Deferred income taxes	(2,162,000)	(444,000)
Accrued interest on lease financing	—	29,000
Stock-based compensation expense	299,000	230,000
Interest expense associated with lease liabilities	65,000	76,000
Changes in operating assets and liabilities:
Receivables	2,966,000	(1,187,000)
Prepaid expenses and other assets	762,000	260,000
Accounts payable, accrued liabilities and deferred revenue	263,000	28,000
Lease liabilities	(353,000)	(332,000)
Income taxes payable	179,000	130,000
Net insurance proceeds receivable	—	160,000
Net cash from operating activities	9,745,000	8,047,000
INVESTING ACTIVITIES
Payment for purchase of property and equipment	(455,000)	(990,000)
Payment for acquisition, net of cash acquired	(2,084,000)	—
Proceeds from sale of equipment	150,000	—
Net cash (used in) investing activities	(2,389,000)	(990,000)
FINANCING ACTIVITIES
Principal payments on long-term debt	(1,726,000)	(1,980,000)
Principal payments on finance leases	(3,199,000)	(4,142,000)
Proceeds from financing from acquisition	1,425,000	—
Distributions to non-controlling interests	(761,000)	(939,000)
Debt issuance costs	(30,000)	—
Proceeds from warrants and options exercised	—	42,000
Principal payments on short-term financing	(519,000)	(51,000)
Net cash (used in) financing activities	(4,810,000)	(7,070,000)
Net change in cash, cash equivalents and restricted cash	2,546,000	(13,000)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of year	1,779,000	1,792,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of year	$4,325,000	$1,779,000

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$938,000	$1,318,000
Cash paid for income taxes	$339,000	$397,000

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Lease reassessment right of use assets and lease liabilities	$67,000	$—
Right of use assets and lease liabilities	$135,000	$1,362,000
Interest capitalized to property and equipment	$119,000	$110,000
Acquisition of equipment with finance leases	$496,000	$1,293,000
Acquisition of equipment with long-term debt financing	$1,184,000	$—
Acquisition of insurance with short-term financing	$634,000	$526,000
First working capital payment related to acquisition, withholding taxes	$43,000	$—
Estimated subsequent working capital payment for acquisition	$154,000	$—

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS AND BASIS OF PRESENTATION
Business – These consolidated financial statements include the accounts of American Shared Hospital Services and its subsidiaries (the “Company”) as follows: the Company wholly-owns the subsidiaries American Shared Radiosurgery Services (“ASRS”), PBRT Orlando, LLC (“Orlando”), OR21, Inc., and MedLeader.com, Inc. (“MedLeader”); the Company is the majority owner of Long Beach Equipment, LLC (“LBE”); ASRS is the majority-owner of GK Financing, LLC (“GKF”) which wholly-owns the subsidiary Instituto de Gamma Knife del Pacifico S.A.C. (“GKPeru”). GKF is the majority owner of the subsidiaries Albuquerque GK Equipment, LLC (“AGKE”) and Jacksonville GK Equipment, LLC (“JGKE”). GKF formed HoldCo GKC S.A. (“HoldCo”) to acquire Gamma Knife Center Ecuador S.A. (“GKCE”).
The Company (through ASRS) and Elekta AG (“Elekta”), the manufacturer of the Gamma Knife (through its wholly-owned United States subsidiary, GKV Investments, Inc.), entered into an operating agreement and formed GKF. During 2020 GKF provided Gamma Knife units to fifteen medical centers in the United States in the states of Arkansas, California, Florida, Illinois, Indiana, Massachusetts, Mississippi, Nebraska, New Mexico, New York, Ohio, Oregon, Tennessee, and Texas. GKF also owns and operates single-unit Gamma Knife facilities in Lima, Peru and Guayaquil, Ecuador. The Company through its wholly-owned subsidiary, Orlando, provided proton beam radiation therapy (“PBRT”) and related equipment to a customer in the United States.
The Company formed the subsidiary GKPeru and acquired GKCE for the purposes of expanding its business internationally; Orlando and LBE to provide PBRT equipment and services in Orlando, Florida and Long Beach, California, respectively; and AGKE and JGKE to provide Gamma Knife equipment and services in Albuquerque, New Mexico and Jacksonville, Florida, respectively. AGKE began operations in the second quarter of 2011 and JGKE began operations in the fourth quarter of 2011. Orlando treated its first patient in April 2016. GKPeru treated its first patient in July 2017. LBE is not expected to generate revenue within the next two years.
On June 12, 2020, GKF, through HoldCo, purchased approximately 98% of the total outstanding shares of GKCE, from GKCE’s majority shareholders (the “Acquisition”). As of December 31, 2020, the Company had acquired approximately 99.3% of the total outstanding shares of GKCE and intends to acquire the remaining 0.7% at a later date. The base purchase price for the Acquisition, including acquisition of the minority shares was approximately $2,000,000. This purchase price was paid with $575,000 in cash and a $1,425,000 loan from the United States International Development Finance Corporation (“DFC”). The purchase price is subject to certain post-closing adjustments, including adjustment for GKCE's working capital and excess cash. The DFC loan is denominated in U.S. dollars, which is also the currency of Ecuador. See “Note 4. GKCE Acquisition” for further discussion.
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
Advertising costs – The Company expenses advertising costs as incurred. Advertising costs were $237,000 and $144,000 during the years ended December 31, 2020 and 2019. Advertising costs are recorded in other direct operating costs and sales and administrative costs in the consolidated statements of operations.
Cash and cash equivalents – The Company considers all liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Restricted cash is not considered a cash equivalent for purposes of the consolidated statements of cash flows.
Restricted cash – Restricted cash represents the minimum cash that must be maintained in GKF to fund operations, per the subsidiary’s operating agreement, the minimum cash that must be maintained by GKF per it’s financing agreement with DFC, and the minimum cash that must be maintained in Orlando per the subsidiary’s financing agreement.
Business and credit risk – The Company maintains its cash balances, which exceed federally insured limits, in financial institutions. The Company believes it is not exposed to any significant credit risk on cash, cash equivalents. The Company monitors the financial condition of the financial institutions it uses on a regular basis.
All of the Company’s revenue was provided by eighteen and seventeen customers in 2020 and 2019. One customer accounted for approximately 35% and 30% of the Company’s total revenue in 2020 and 2019. At December 31, 2020, four customers each individually accounted for 11%, 11%, 11% and 20% of total accounts receivable, respectively. At December 31, 2019, three customers each individually accounted for 12%, 15% and 30% of total accounts receivable, respectively. The Company performs credit evaluations of its customers and generally does not require collateral. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in any particular geographic area.
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
Property and equipment – Property and equipment are stated at cost less accumulated depreciation. Depreciation for Gamma Knife, IGRT, and other equipment is determined using the straight-line method over the estimated useful lives of the assets, which for medical and office equipment is generally 3 – 10 years, and after accounting for salvage value on the equipment where indicated. Salvage value is based on the estimated fair value of the equipment at the end of its useful life. The Company acquired a building as part of the Acquisition in June 2020. Depreciation for buildings is determined using the straight-line method over 20 years.

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
The Company capitalizes interest incurred on property and equipment that is under construction, for which deposits or progress payments have been made. When a rate is not readily available, imputed interest is calculated using the Company’s incremental borrowing rate. The interest capitalized for property and equipment is the portion of interest cost incurred during the acquisition periods that could have been avoided if expenditures for the equipment had not been made. The Company capitalized interest of $119,000 and $110,000 in 2020 and 2019, respectively, as costs of medical equipment.
The Company leases Gamma Knife and radiation therapy equipment to its customers under arrangements accounted for as operating leases. At December 31, 2020, the Company held equipment under operating lease contracts with customers with an original cost of $75,241,000 and accumulated depreciation of $45,416,000. At December 31, 2019, the Company held equipment under operating lease contracts with customers with an original cost of $92,135,000 and accumulated depreciation of $55,148,000.
As of December 31, 2020, the Company recognized a loss on the write down of impaired assets of $8,264,000. The impaired assets included six (6) Gamma Knife units and the Company's deposits towards purchase of proton beam systems and related capitalized interest. See further discussion under Note 2 - Long-lived asset impairment and Note 3 - Property and Equipment for further discussion.
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
The estimated fair value of the Company’s assets and liabilities as of December 31, 2020 and 2019 were as follows (in thousands):

	Level 1	Level 2	Level 3	Total	Carrying Value
December 31, 2020
Assets:
Cash, cash equivalents, restricted cash	$4,325	$—	$—	$4,325	$4,325
Total	$4,325	$—	$—	$4,325	$4,325

Liabilities
Debt obligations	$—	$—	$4,662	$4,662	$4,624
Total	$—	$—	$4,662	$4,662	$4,624

December 31, 2019
Assets:
Cash, cash equivalents, restricted cash	$1,779	$—	$—	$1,779	$1,779
Total	$1,779	$—	$—	$1,779	$1,779

Liabilities
Debt obligations	$—	$—	$3,075	$3,075	$3,480
Total	$—	$—	$3,075	$3,075	$3,480

AMERICAN SHARED HOSPITAL SERVICES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 – ACCOUNTING POLICIES (CONTINUED)
Revenue recognition - The Company recognizes revenues under ASC 842 Leases (“ASC 842”) and ASC 606 Revenue from Contracts with Customers (“ASC 606”).
Rental income from medical services – The Company recognizes revenues under ASC 842 when services have been rendered and collectability is reasonably assured, on either a fee per use or revenue sharing basis. The terms of the contracts do not contain any guaranteed minimum payments. The Company’s contracts are typically for a 10-year term and are classified as either fee per use or retail. Retail arrangements are further classified as either turn-key or revenue sharing. Revenues from fee per use contracts is determined by each hospital’s contracted rate. Revenues are recognized at the time the procedures are performed, based on each hospital’s contracted rate and the number of procedures performed. Under revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital. The amount the Company expects to receive is recorded as revenue and estimated based on historical experience. Revenue estimates are reviewed periodically and adjusted as necessary. Under turn-key arrangements, the Company receives payment from the hospital in the amount of the hospital’s reimbursement from third party payors, and the Company is responsible for paying all the operating costs of the equipment. Operating costs are determined primarily based on historical treatment protocols and cost schedules with the hospital. The Company records an estimate of operating costs which are reviewed on a regular basis and adjusted as necessary to more accurately reflect the actual operating costs. For turn-key sites, the Company also shares a percentage of net operating profit. The Company records an estimate of net operating profit based on estimated revenues, less estimated operating costs. The operating costs and estimated net operating profit are recorded as other direct operating costs in the consolidated statement of operations. As of December 31, 2020 and 2019, the Company recognized revenues of approximately $16,204,000 and $19,396,000 under ASC 842, respectively.
Patient income – The Company has stand-alone facilities in Lima, Peru and Guayaquil, Ecuador, where a contract exists between the Company’s facilities and the individual patient treated at the facility. Under ASC 606, the Company acts as the principal in this transaction and provides, at a point in time, a single performance obligation, in the form of a Gamma Knife treatment. Revenue related to a Gamma Knife treatment is recognized on a gross basis at the time when the patient receives treatment. There is no variable consideration present in the Company’s performance obligation and the transaction price is agreed upon per the stated contractual rate. GKPeru's payment terms are typically prepaid for self-pay patients and insurance provider payments are paid net 30 days. GKCE's patient population is primarily covered by a government payor and payments are paid approximately 30 to 60 days upon invoice. The Company did not capitalize any incremental costs related to the fulfillment of its customer contracts. Accounts receivable earned by GKPeru were not significant for the year ended December 31, 2020 and 2019. GKCE's accounts receivable were $467,000 for the year ended December 31, 2020. As of December 31, 2020 and 2019, the Company recognized revenues of approximately $1,633,000 and $1,209,000 under ASC 606, respectively.
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
Sales and Marketing – The Company markets its services through its preferred provider status with Elekta and a direct sales effort led by its Senior Vice President of Sales and Business Development, its President and Chief Financial and Operating Officer and its Chief Executive Officer (“CEO”).
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
Functional currency – Based on guidance provided in accordance with ASC 830, Foreign Currency Matters (“ASC 830”), the Company analyzes its operations outside the United States to determine the functional currency of each operation. Management has determined that these operations are initially accounted for in U.S. dollars since the primary transactions incurred are in U.S. dollars and the Company provides significant funding towards the startup of the operation. When Management determines that an operation has become predominantly self-sufficient, the Company will change its accounting for the operation to the local currency from the U.S. dollar. The Company analyzed it’s Gamma Knife site in Peru under ASC 830 as of December 31, 2020 and 2019 and concluded the functional currency was the U.S. dollar. As facts and circumstances change, the Company will revisit this conclusion.
Asset Retirement Obligations – Based on the guidance provided in ASC 410 Asset Retirement Obligations (“ASC 410”), the Company analyzed its existing lease agreements and determined an asset retirement obligation (“ARO”) exists to remove the respective units at the end of the lease terms. As of December 31, 2020, four (4) of the Company's Gamma Knife customers notified the Company of their intent to terminate their contracts at the contract lease term. The Company recorded an ARO liability for these four (4) sites, using estimates from Elekta. No liability has been recorded as of December 31, 2020 for the remaining Gamma Knife sites, or as of December 31, 2019, because it is uncertain these units will be removed and the Company historically has not removed the Gamma Knife equipment at the end of the lease term. The Company will re-evaluate the need to record additional ARO liabilities on a periodic basis when facts and circumstances change that could affect this conclusion.
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
Because the Company reported a loss for the year ended December 31, 2020, the potentially dilutive effects of approximately 13,000, of the Company's unvested restricted stock awards were not considered for the reporting periods.
On March 31, 2020, the Company’s Award Agreements (as defined below) expired and the unvested performance share awards were returned to the Company’s stock incentive plan - see Note 9 for further discussion. Based on the guidance provided in accordance with ASC 260, the weighted average common shares for basic earnings per share, for the year ended December 31, 2019 excluded the weighted average impact of the unvested performance share awards. These awards were legally outstanding but not deemed participating securities and therefore were excluded from the calculation of basic earnings per share. The unvested shares were also excluded from the denominator for diluted earnings per share because they were considered contingent shares not deemed probable as of December 31, 2019.
The following table illustrates the computations of basic and diluted earnings per share for the years ended December 31, 2020 and 2019.

AMERICAN SHARED HOSPITAL SERVICES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 – ACCOUNTING POLICIES (CONTINUED)

	2020	2019
Numerator for basic and diluted (loss) earnings per share	$(7,058,000)	$659,000
Denominator:
Denominator for basic and diluted (loss) earnings per share – weighted-average shares	6,182,000	5,919,000
Effect of dilutive securities Employee stock options and restricted stock	—	11,000
Denominator for diluted (loss) earnings per share – adjusted weighted-average shares	6,182,000	5,930,000
(Loss) earnings per common share- basic	$(1.14)	$0.11
(Loss) earnings per common share- diluted	$(1.14)	$0.11
In 2020, options outstanding to purchase 406,000 shares of common stock at an exercise price range of $2.25 - $3.90 per share and 13,000 restricted stock units were not included in the calculation of diluted earnings per share because they would be anti-dilutive.
In 2019, options outstanding to purchase 387,000 shares of common stock at an exercise price range of $2.68 - $3.90 per share and 3,000 restricted stock units were not included in the calculation of diluted earnings per share because they would be anti-dilutive.

Business segment information - Based on the guidance provided in accordance with ASC 280 Segment Reporting (“ASC 280”), the Company analyzed its subsidiaries which are all in the business of leasing radiosurgery and radiation therapy equipment to healthcare providers, and concluded there are two reportable segments, domestic and foreign. The Company provides Gamma Knife and PBRT equipment to fifteen hospitals in the United States and owns and operates two single-unit facilities in Lima, Peru and Guayaquil, Ecuador as of December 31, 2020. The Company determined two reportable segments existed due to similarities in economics of business operations and geographic location. The operating results of the two reportable segments are reviewed by the Company’s CEO and President, Chief Operating and Financial Officer, who are also deemed the Company’s Chief Operating Decision Makers (“CODMs”). As of December 31, 2019, the Company had one reportable segment. Following the Company's acquisition of GKCE in June 2020, the Company concluded it had two reportable segments.

The revenues, profit or loss, and net property and equipment allocations for the Company's two reportable segments as of December 31, 2020 consists of the following:

	2020	2019
Revenues
Domestic	$16,204,000	$19,396,000
Foreign	1,633,000	1,209,000
Total	$17,837,000	$20,605,000

	2020	2019
Profit or (loss)
Domestic	$(7,082,000)	$769,000
Foreign	24,000	(110,000)
Total	$(7,058,000)	$659,000

	2020	2019
Property and equipment, net
Domestic	$27,223,000	$38,593,000
Foreign	3,195,000	2,887,000
Total	$30,418,000	$41,480,000

AMERICAN SHARED HOSPITAL SERVICES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 – ACCOUNTING POLICIES (CONTINUED)
Long lived asset impairment – The Company assesses the recoverability of its long-lived assets when events or changes in circumstances indicate their carrying value may not be recoverable. Such events or changes in circumstances may include: a significant adverse change in the extent or manner in which a long-lived asset is being used, significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company assesses recoverability of a long-lived asset by determining whether the carrying value of the asset group can be recovered through projected undiscounted cash flows over their remaining lives. If the carrying value of the asset group exceeds the forecasted undiscounted cash flows, an impairment loss is recognized, measured as the amount by which the carrying amount exceeds estimated fair value. An impairment loss is charged to the consolidated statement of operations in the period in which management determines such impairment. As of December 31, 2020, the Company determined circumstances existed indicating its assets could be impaired, concluded an impairment existed, and recognized a loss on the write down of impaired assets of $8,264,000. No such impairment has been noted as of December 31, 2019. See Note 3 - Property and Equipment for further discussion.
Goodwill and intangible assets - The Company recorded goodwill of $1,265,000 and an intangible asset with a fair value of $78,000 as part of the Acquisition in June 2020. The intangible asset identified was GKCE's trade name and the Company assigned an indefinite useful life to the asset. Based on the guidance provided in accordance with ASC 350 Intangibles-Goodwill and Other (“ASC 350”), the Company does not amortize the intangible asset because it has an indefinite life. The Company assesses goodwill at the reporting unit level, which has been determined to be GKCE. Each reporting period, the Company assesses whether events or circumstances continue to support an indefinite useful life for the intangible asset. Per ASC 350, the Company tests goodwill and intangibles for impairment annually or as events or circumstances change that indicate the fair value may be below the carrying amount. As of December 31, 2020, there has been no change to the Company's assessment of the value of intangible assets or goodwill.
Acquisitions - The Company records acquisitions according to ASC 805 Business Combinations (“ASC 805”) using the acquisition method of accounting. Under the acquisition method of accounting, all assets acquired, including goodwill and other intangible assets, should be stated at fair value at the time of acquisition. The allocation of purchase price consideration is preliminary, pending the completion of the fair value of certain tangible, intangible assets, and residual goodwill. During the measurement period, which can be no more than one year from the Closing Date, the Company expects to continue to obtain information to assist in determining the final fair value of assets acquired. See Note 4 - GKCE Acquisition for further discussion on acquisitions.

Accounting pronouncement issued and adopted – In February 2018, the FASB issued ASU No. 2018-03 Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2018-03”), which clarifies certain aspects of ASU 2016-1. These are: equity securities without a readily determinable fair value – discontinuation, equity securities without a readily determinable fair value – adjustments, forward contracts and purchased options, presentation requirements for certain fair value option liabilities, fair value option liabilities denominated in a foreign currency, and transition guidance for equity securities without a readily determinable fair value. In August 2018, the FASB issued ASU No. 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements to Fair Value Measurement (“ASU 2018-13”), which amended the effective date and other certain measurement aspects of ASU 2018-03. The new guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. The Company adopted ASU 2018-03 and ASU 2018-13 on January 1, 2020. There was no significant impact on its consolidated financial statements and related disclosures.
Accounting pronouncement issued and not yet adopted – In December 2019, the FASB issued ASU 2019-12 Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”) which removes specific exceptions to the general principles in Topic 740 and eliminates the need for an organization to analyze whether the following apply in a given period: exception to the incremental approach for intraperiod tax allocation; exceptions to accounting for basis differences when there are ownership changes in foreign investments; exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The new guidance is effective for fiscal years and interim periods beginning after December 15, 2020. The Company is currently evaluating ASU 2019-12 to determine the impact it may have on its consolidated financial statements.

AMERICAN SHARED HOSPITAL SERVICES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 – PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

	DECEMBER 31,
	2020	2019
Medical equipment and facilities	$75,657,000	$92,132,000
Office equipment	330,000	594,000
Construction in progress	170,000	1,965,000
Deposits towards purchase of proton beam systems	—	2,250,000
	76,157,000	96,941,000
Accumulated depreciation	(45,739,000)	(55,461,000)
Net property and equipment	$30,418,000	$41,480,000
As of December 31, 2020, approximately $3,195,000 of the net property and equipment balance is outside of the United States. As December 31, 2020, the Company recognized a loss on the write down of impaired assets of $8,264,000. The impaired assets included six (6) Gamma Knife units and related removal costs, and two (2) deposits towards the purchase of proton beam systems and related capitalized interest. The six (6) Gamma Knife units that were impaired consisted of two (2) units that had been taken out of service in prior years, one (1) unit that was taken out of service in 2020 and three (3) units that have already been, or the Company anticipates will be, taken out of service in 2021, totaling $3,051,000. In addition to this impairment write-off of $3,051,000 were estimated costs of de-install and removal (ARO) of four (4) of the Gamma Knife units of $1,350,000 (of which, the Company has paid $80,000) as of December 31, 2020. Total impairment related to the Gamma Knife business was $4,401,000 for the year ended December 31, 2020.
The Company reviews the carrying value of its long-lived assets for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value may not be recoverable. The Company has reviewed its Gamma Knife equipment, in light of available information as of December 31, 2020 and based on current customer prospects, the probability of future contract extensions or renewals, and the high turnover rate in contract terminations compared to the Company's historical contract termination rate, the Company determined that these six (6) Gamma Knife units were more-than temporarily impaired.
Prior to December 31, 2020, the Company had $2,250,000 in deposits toward the purchase of two MEVION S250i PBRT systems from Mevion. The Company reviews the carrying value of its deposits for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value may not be recoverable. The Company has reviewed the deposits, in light of available information, as of December 31, 2020 and based on its current customer prospects, the impact that the COVID-19 pandemic has had on medical centers undertaking large capital expenditure projects for a limited patient base, and the length of time required to negotiate and implement a proton therapy project, the Company determined that its deposits of $2,250,000, related capitalized interest and other charges of $1,613,000 were other-than temporarily impaired. Total impairment related to the proton therapy business was $3,863,000.

AMERICAN SHARED HOSPITAL SERVICES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 - GKCE ACQUISITION
On June 18, 2019, the Company entered into a Stock Purchase Agreement to acquire Gamma Knife Center Ecuador S.A. (“GKCE”) from GKCE’s selling majority shareholders. GKCE is a well-established Gamma Knife operation founded in 2009 as a private clinic to introduce advanced stereotactic radiosurgery into Ecuador and continues to operate the only Gamma Knife unit in the country. The Company acquired GKCE for the continued expansion of its business internationally.
On June 12, 2020 (the “Closing Date”), the Company acquired approximately 98% of the total outstanding shares of GKCE. As of December 31, 2020, the Company acquired approximately 99.3% of the total outstanding shares of GKCE and intends to acquire the remaining 0.7% at a later date. The fair value of the non-controlling interests (“NCI”) on the Closing Date was approximately $58,000, which was consistent with the purchase price in the executed NCI agreements. The total purchase consideration for 100% of the outstanding shares of GKCE was $2,883,000, including $2,000,000 of base purchase price, subject to certain price adjustments for current assets and liabilities and tax withholding.

The base purchase price of $2,000,000 was paid with $575,000 of cash and a $1,425,000 loan from the United States International Development Finance Corporation (“DFC”). The DFC loan is denominated in U.S. dollars, which is also the currency of Ecuador. The price adjustments will be paid by the Company in the post-closing period with the adjustments related to the amount of working capital that GKCE had as of the Closing Date. The first price adjustment for working capital as of the Closing Date was approximately $515,000, which was paid by the Company in August 2020. As of December 31, 2020, the Company owed the withholding taxes related to this payment totaling approximately $43,000. The Company estimates an additional contingent consideration of approximately $368,000 will be remitted to the seller based on the collection of Closing Date accounts receivable balances, net of related costs, during the three-month, six-month and twelve-month periods after the Closing Date. As of December 31, 2020, $214,000 of the contingent considerations had been paid and $154,000 is estimated to be paid for the twelve-month period after the Closing Date. The Company reviewed historical patient treatments, invoice, and collection data from GKCE to determine an appropriate estimate of the contingent consideration at the Closing Date.

The acquisition has been accounted for according to ASC 805 using the acquisition method of accounting. Under the acquisition method of accounting, all assets acquired, including goodwill and other intangible assets, should be stated at fair value at the time of acquisition. The allocation of purchase price consideration is preliminary, pending the completion of the fair value of certain tangible, intangible assets, and residual goodwill. During the measurement period, which can be no more than one year from the Closing Date, the Company expects to continue to obtain information to assist in determining the final fair value of assets acquired. The assets acquired were recorded based on valuations derived from estimated fair value assessments and assumptions used by the Company. Thus, the provisional measurements of fair value discussed below are subject to change.

As of December 31, 2020, accounting for the Closing Date accounts receivable balances, allowance on the uncollected accounts receivable balances, and related liabilities, was not complete. The accounting for these amounts will be complete following the twelve-month period after the Closing Date, per the terms of the Stock Purchase Agreement. The Company expects to finalize the valuation as soon as practicable, but no later than one year from the Closing Date. While the Company believes its estimates and assumptions underlying the valuations are reasonable, different estimates and assumptions could result in different valuations assigned to the individual assets acquired, and the resulting amount of goodwill.

After the Acquisition date, the Company received additional information regarding the amounts recorded as accounts receivable as of June 12, 2020. After reviewing the information obtained, the Company booked an additional $27,000 of accounts receivable as of December 31, 2020. As a result, related liabilities were increased by $13,000 and the contingent consideration increased by $14,000. There was no impact to goodwill or net loss as of December 31, 2020.

AMERICAN SHARED HOSPITAL SERVICES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 - GKCE ACQUISITION (CONTINUED)

The fair value of assets acquired and liabilities assumed were as follows:

June 12, 2020
Cash and cash equivalents	$432,000
Accounts receivable	854,000
Prepaid expense and other	22,000
Building	385,000
Land	19,000
Medical equipment	319,000
Purchased intangible assets	78,000
Goodwill	1,265,000
Total assets acquired	$3,374,000

Accounts payable	$(193,000)
Income taxes payable	(141,000)
Deferred income taxes	(66,000)
Employee compensation and benefits	(91,000)
Total liabilities assumed	(491,000)
Consideration allocated to assets acquired and liabilities assumed	$2,883,000

First working capital payment	$(515,000)
Estimated subsequent working capital payment	(368,000)
Base purchase consideration	$2,000,000

The Company has allocated the purchase price of GKCE to the tangible assets, liabilities, and intangible asset acquired, based on their estimated fair values. Goodwill represents the excess of the purchase price consideration over the fair value of the identifiable tangible and intangible assets assumed. The Company believes the amount of goodwill resulting from the acquisition is primarily attributable to expected synergies from an assembled and trained workforce and enhanced opportunities for growth and innovation. The goodwill resulting from the acquisition is not tax deductible.

The preliminary value of the acquired tangible assets acquired are as follows:

	Fair Value	Useful Life (in Years)

Building	$385,000	20
Land	19,000
Medical equipment	302,000	2
Other fixed assets	17,000	2
Total tangible assets	$723,000

The Company also acquired intangible assets with a fair value of $78,000. The intangible asset identified was GKCE's trade name and the Company assigned an indefinite useful life to the asset.

The Company incurred costs related to the acquisition of approximately $93,000 for the three-month period ended June 30, 2020 and $69,000 for the three-month period ended September 30, 2020. All acquisition related costs were expensed as incurred and have been recorded in selling and administrative expense in the Company's consolidated statement of operations.

AMERICAN SHARED HOSPITAL SERVICES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 - GKCE ACQUISITION (CONTINUED)

The revenue and earnings of GKCE have been included in the Company’s consolidated results since the Closing Date and are not material to the Company’s consolidated financial results. Historical financial statements and pro forma results of the operations of GKCE as if the Acquisition occurred earlier than the Closing Date have not been presented, as the applicable significance thresholds are not exceeded by the Acquisition and the corresponding requirements to provide historical financial statements and corresponding pro forma financial information are not applicable to the Acquisition. In addition, the Company believes that the financial impact of the Acquisition to the Company’s consolidated financial statements is not material and such historical financial information and pro forma financial information would not be meaningful for investors and financial statement users.

AMERICAN SHARED HOSPITAL SERVICES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 - LONG TERM DEBT
Long-term debt consists primarily of seven notes with three financing companies collateralized by the Gamma Knife equipment having an aggregate net book value of $11,023,000, the individual customer contracts, and related accounts receivable of $1,718,000 at December 31, 2020. These notes are predominantly payable in 36 to 84 fully amortizing monthly installments, mature between January 2021 and September 2027. The notes accrue interest at fixed annual rates between 3.67% and 6.90%.
As of December 31, 2019, the Company had six notes with two financing companies collateralized by the Gamma Knife equipment having an aggregate net book value of $13,130,000, the individual customer contracts, and related accounts receivable of $1,848,000.
The following are contractual maturities of long-term debt by year at December 31, 2020, excluding debt issuance costs of $27,000:

Year ending December 31,	Principal
2021	$1,157,000
2022	768,000
2023	802,000
2024	839,000
2025	592,000
Thereafter	466,000
$4,624,000

AMERICAN SHARED HOSPITAL SERVICES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 - FINANCE LEASES
The Company has six finance lease obligations with two financing companies, collateralized by Gamma Knife and PBRT equipment having an aggregate net book value of $18,093,000, the individual customer contracts, and related accounts receivable of $1,892,000 at December 31, 2020. These obligations have imputed interest rates ranging between 4.73% and 13.00%, are predominantly payable in 36 to 84 monthly installments, and mature between November 2021 and September 2024.
As of December 31, 2019, the Company had ten finance lease obligations with three financing companies, collateralized by Gamma Knife and PBRT equipment, having an aggregate net book value of $22,860,000, the individual customer contracts, and related accounts receivable of $4,600,000.
At the end of each lease term, the Company has a bargain purchase option to purchase the equipment.
Future minimum lease payments, together with the present value of the net minimum lease payments under finance leases at December 31, 2020, are summarized as follows:

Net Present Value of Minimum Lease Payments
Year ending December 31,
2021	$6,590,000
2022	1,576,000
2023	1,083,000
2024	522,000
Total finance lease payments	9,771,000
Less imputed interest	852,000
8,919,000
Less current portion	5,945,000
$2,974,000

AMERICAN SHARED HOSPITAL SERVICES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 - LEASES
The Company determines if a contract is a lease at inception. Under ASC 842, the Company is a lessor of equipment to various customers. Leases that commenced prior to ASC 842 adoption date were classified as operating leases under historical guidance. As the Company has elected the package of practical expedients allowing it to not reassess lease classification, these leases are classified as operating leases under ASC 842 as well. All of the Company’s lessor arrangements entered into after ASC 842 adoption are also classified as operating leases. Some of these lease terms have an option to extend the lease after the initial term, but do not contain the option to terminate early or purchase the asset at the end of the term.
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
The Company’s lessee operating leases are accounted for as right-of-use (“ROU”) assets, other current liabilities, and lease liabilities on the consolidated balance sheets. Operating lease ROU assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company’s operating lease contracts do not provide an implicit rate for calculating the present value of future lease payments, so the Company determined its incremental borrowing rate to be in the range of approximately 4.0% and 6.0% by using available market rates and expected lease terms. The operating lease ROU assets and liabilities also include any lease payments made and excludes lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company’s lessee operating lease agreements are for administrative office space and related equipment, and the agreement to lease clinic space for its stand-alone facility in Lima, Peru. These leases have remaining lease terms between 2 and 3 years, some of which include options to renew or extend the lease. As of December 31, 2020, operating ROU assets and liabilities were $886,000.
During the year ended December 31, 2020, the Company elected to not renew its lease for a satellite office in Fairfield, California. The Company previously included the renewal term in its assessment of the lease term for the ROU asset and liability. The Company accounted for this change as a lease reassessment under ASC 842. At the reassessment date, the remaining lease balance was not material to the Company's consolidated balance sheets and the Company wrote off the related ROU assets and liabilities of $67,000. Also during the year ended December 31, 2020, the Company agreed to a rent increase for its clinic space for its stand-alone facility in Lima, Peru. The rent increase was effective as of January 1, 2020 and the Company increased the related ROU assets and liabilities by $135,000.
The following table summarizes maturities of lessee operating lease ROU assets and liabilities as of December 31, 2020:

Year ending December 31,	Operating Leases

2021	346,000
2022	353,000
2023	248,000
2024	8,000
Total lease payments	955,000
Less imputed interest	(69,000)
Total	$886,000

AMERICAN SHARED HOSPITAL SERVICES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 – INCOME TAXES
As of December 31, 2020 and 2019 the Company recorded an income tax benefit of $1,737,000 and income tax expense of $128,000, respectively. The decrease in the Company’s provision for income taxes as of December 31, 2020 is due to a loss on the write down of impaired assets.
The components of the provision (benefit) for income taxes as of December 31, 2020 and 2019 consist of the following:

	YEARS ENDED DECEMBER 31,
	2020	2019
Current:
Federal	$209,000	$443,000
State	88,000	207,000
Foreign	117,000	130,000
Total current	414,000	780,000

Deferred:
Federal	(1,909,000)	(311,000)
State	(266,000)	(251,000)
Foreign	24,000	(90,000)
Total deferred	(2,151,000)	(652,000)

	$(1,737,000)	$128,000

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2020 and 2019 are as follows:

	DECEMBER 31,
	2020	2019
Deferred tax liabilities:
Property and equipment	$(564,000)	$(3,112,000)

Total deferred tax liabilities	(564,000)	(3,112,000)

Deferred tax assets:
Net operating loss carryforwards	99,000	117,000
Accruals and allowances	43,000	248,000
Tax credits	5,000	4,000
Other – net	50,000	229,000
Capital loss carryover	627,000	921,000

Total deferred tax assets	824,000	1,519,000

Valuation allowance	(678,000)	(921,000)

Deferred tax assets net of valuation allowance	146,000	598,000

Net deferred tax liabilities	$(418,000)	$(2,514,000)

AMERICAN SHARED HOSPITAL SERVICES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 – INCOME TAXES (CONTINUED)

These amounts are presented in the financial statements as follows:

	DECEMBER 31,
	2020	2019
Deferred income taxes (non-current)	$(418,000)	$(2,514,000)
	$(418,000)	$(2,514,000)
The (benefit) provision for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (21% in 2020 and 2019) to income before taxes as follows:

	YEARS ENDED DECEMBER 31,
	2020	2019
Computed expected federal income tax	$(1,844,000)	$167,000
State income taxes, net of federal benefit	(199,000)	(80,000)
Non-deductible expenses	6,000	29,000
Return to Provision True-up	22,000	39,000
Uncertain Tax Positions	16,000	80,000
Capital loss carryforward expiration	246,000	—
Change in valuation allowance	(243,000)	(175,000)
Other deferred tax adjustments	259,000	68,000

	$(1,737,000)	$128,000
At December 31, 2020, the Company exhausted the remainder of its net operating loss carryforward for federal income tax return purposes. The Company has net operating loss carryforwards for state income tax purposes of approximately $2,219,000 that begin to expire in 2029. The Company has net operating loss carryforwards for its international subsidiaries of approximately $32,000.
Utilization of the net operating loss and credit carryforwards may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions. Any annual limitation may result in the expiration of net operating losses and credits before utilization.
At December 31, 2020, the Company has a capital loss carryforward for federal income tax return purposes of approximately $2,586,000 which starts to expire in 2021. The Company has capital loss carryforwards for state income tax purposes of approximately $129,000 which starts to expire in 2021.
Due to uncertainty surrounding the realization of impairment losses, capital losses and foreign operating losses in future years, the Company has placed a valuation allowance against a portion of its net domestic and foreign deferred tax assets. The net valuation allowance decreased by $243,000 and $175,000 for the tax years ended December 31, 2020 and 2019, respectively.
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
The tax return years 2016 through 2019 remain open to examination by the major domestic taxing jurisdictions to which the Company is subject. In 2019, the Company settled a New York State examination for tax years 2015 through 2017 with no material adjustments. Net operating losses generated on a tax return basis by the Company for calendar years 1999 through 2004, 2009, 2010, 2012, 2014, 2015, 2016, 2017 and 2018 remain open to examination by the major domestic taxing jurisdictions.

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
As of December 31, 2020, the unrecognized tax benefit was $275,000 which, if recognized, will not affect the annual effective tax rate as these unrecognized tax benefits would increase deferred tax assets which would be subject to a full valuation allowance. A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	YEARS ENDED DECEMBER 31,
	2020	2019
Balance at beginning of year	$259,000	$87,000
Additions based on tax positions of prior years	16,000	172,000

Balance at end of year	$275,000	$259,000
The Company's policy for deducting interest and penalties is to treat interest as interest expense and penalties as taxes. As of December 31, 2020, the Company had $15,000 accrued for the payment of penalties and zero interest related to unrecognized tax benefits. The Company does not expect any material changes to our uncertain tax positions within the next 12 months.
NOTE 9 – STOCK-BASED COMPENSATION EXPENSE
Incentive Compensation Plan
In June 2010 shareholders approved an amendment and restatement of the Company’s stock incentive plan, renaming it the Incentive Compensation Plan (the “Plan”), and among other things, increasing the number of shares of the Company’s common stock reserved for issuance under the Plan to 1,630,000. The Plan provides that the shares reserved under the Plan are available for issuance to officers of the Company, other key employees, non- employee directors, and advisors. The Plan is a successor to the Company’s previous plans, and any shares awarded and outstanding under those plans were transferred to the Plan. No further grants or share issuances will be made under the previous plans. On June 21, 2019, the Company’s shareholders approved an amendment and restatement of the Plan in order to extend the term of the Plan by two years to February 22, 2022. As of December 31, 2020, approximately 437,000 shares remain available for grant under the Plan.
Under the Plan, a total of 456,000 restricted stock units have been granted, consisting of 43,000 of annual automatic grants to non-employee directors and the corporate secretary, 293,000 of deferred retainer fees to non-employee members of the Board, 20,000 grants issued in lieu of commission, to two (2) employees of the Company and 100,000 restricted stock units issued to the CEO during 2020, see further discussion below. Of the total restricted stock units granted under the Plan 210,000 of them are fully vested but not yet deemed issued and outstanding, 233,000 are fully vested and outstanding, and 13,000 are outstanding as of December 31, 2020.

AMERICAN SHARED HOSPITAL SERVICES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9 – STOCK-BASED COMPENSATION EXPENSE (CONTINUED)
Changes in restricted stock units, consisting primarily of annual automatic grants, deferred compensation to non-employee directors, and restricted stock units awards to the CEO, under the Incentive Compensation Plans during 2020 and 2019 are as follows:

	Restricted Stock Units	Grant Date Weighted- Average Fair Value	Intrinsic Value
Outstanding at January 1, 2019	4,000	$2.68	$—
Granted	36,000	$2.50	$—
Vested	(37,000)	$2.47	$—
Outstanding at December 31, 2019	3,000	$3.03	$—
Granted	144,000	$1.96	$—
Vested	(134,000)	$1.98	$—
Outstanding at December 31, 2020	13,000	$1.97	$2,000
For the year ended December 31, 2020, total compensation expense recorded in the consolidated statements of operations related to restricted stock units in lieu of retainer fees was $80,000. For the year ended December 31, 2020, total compensation expense recorded in the consolidated statements of income for annual restricted stock units awarded was $7,000, with an offsetting tax benefit of $1,000, as this expense is deductible for income tax purposes. As of December 31, 2020, there was $2,000 of total unrecognized compensation cost related to annual restricted stock units which is expected to be recognized over a period of 0.5 years. During 2020 and 2019, shares of restricted stock units totaling 3,000 and 4,000 each, respectively, with a fair value of approximately $9,000 and $11,000, respectively, vested and became unrestricted.
Certain Executive Equity Awards
Effective May 4, 2020, the Company appointed Raymond C. Stachowiak as Interim President and Chief Executive Officer (“Interim CEO”). As part of his Offer Letter, the Interim CEO was granted 50,000 restricted stock awards that vested in full on August 3, 2020. The Interim CEO was granted additional restricted stock awards totaling 10,000 common shares per month, which vest in full at the end of each 30-day period following issuance. On October 1, 2020 the Interim CEO was appointed the CEO. For the year ended December 31, 2020, 100,000 restricted stock awards were issued to the CEO and 90,000 became fully vested. Additionally, Ernest R. Bates, Senior Vice President, Sales and Business Development, International Operations, was awarded 10,000 restricted stock awards, which vested in full on December 31, 2020. For the year ended December 31, 2020, total compensation expense recorded in the consolidated financial statements of operations related to executive equity awards was $195,000.
On January 4, 2017, the Company entered into a Performance Share Award Agreement with three executive officers of the Company (the “Award Agreements”) for 161,766 restricted stock awards which vest upon the achievement of certain performance metrics. The Award Agreements expired on March 31, 2020. Based on the guidance in ASC 718 Stock Compensation (“ASC 718”), the Company concluded these were performance-based awards with vesting criteria tied to performance metrics. As of December 31, 2017, the Company achieved one of the certain performance metrics under the Award Agreements and recognized stock compensation expense of approximately $108,000 related to these awards. The unrecognized stock-based compensation expense for these awards was approximately $421,000 and unvested restricted stock awards of approximately 129,000 were returned to the plan as of March 31, 2020.
As of December 31, 2020, stock compensation expense recorded in the consolidated financial statements is summarized as follows:

AMERICAN SHARED HOSPITAL SERVICES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9 – STOCK-BASED COMPENSATION EXPENSE (CONTINUED)

		Stock-Based
	Awards Issued	Compensation
Award Type	and Vested	Expense
Options	—	$17,000
RSUs Issued in Lieu of Retainer Fees	—	80,000
Annual RSU Awards	3,000	7,000
Executive Compensation	100,000	195,000
Balance at of December 31, 2020	103,000	$299,000
Stock Options
Changes in stock options outstanding under the Incentive Compensation Plans during 2020 and 2019 are as follows:

Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Balance at December 31, 2018	613,000	$2.85	3.14	$—
Granted	18,000	$2.87	7.00	$—
Exercised	(16,000)	$2.59	—	$—
Forfeited	(165,000)	$3.07	—	$—

Balance at December 31, 2019	450,000	$2.78	2.44	$27,000
Granted	10,000	$1.88	7.00	$—
Forfeited	(43,000)	$2.54	—	$—

Balance at December 31, 2020	417,000	$2.79	1.61	$2,000

Exercisable at December 31, 2019	425,000	$2.79	2.25	$—

Exercisable at December 31, 2020	405,000	$2.80	1.48	$—
The weighted average grant-date fair value of the options granted during the years 2020 and 2019 was $0.78 and $1.54, respectively. There were no options exercised and accordingly, no intrinsic value of options exercised during the year ended December 31, 2020. There were 16,000 options exercised during the year ended December 31, 2019. Total stock-based compensation expense recognized for stock options for the years ended December 2020 and 2019 was $17,000 and $141,000, respectively.
There was no cash received from options exercised under any share-based payment arrangements for the year ended December 31, 2020, and as a result, there was no actual tax benefit realized for tax deductions from option exercises in that year. The Company received approximately $42,000 from the exercise of 16,000 options under the share-based arrangements for the year ended December 31, 2019.

AMERICAN SHARED HOSPITAL SERVICES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9 – STOCK-BASED COMPENSATION EXPENSE (CONTINUED)
A summary of the status of the Company’s non-vested stock options as of December 31, 2020 and 2019, and changes during the years ended December 31, 2020 and 2019 is presented below:

Nonvested Options	Number of Options	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2018	125,000	$1.20
Granted	18,000	$1.54
Vested	(118,000)	$1.22

Nonvested at December 31, 2019	25,000	$1.40
Granted	10,000	$0.78
Vested	(23,000)	$1.22

Nonvested at December 31, 2020	12,000	$1.07
At December 31, 2020, there was approximately $12,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. This cost is expected to be recognized over a period of approximately three years.
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
The fair value of the Company’s option grants issued during 2020 and 2019 were estimated using assumptions for expected life, volatility, dividend yield, forfeiture rate, and risk-free interest rate which are specific to each award as summarized in the following table. The estimated fair value of the Company’s options is amortized over the period during which the optionee is required to provide service in exchange for the award, usually the vesting period.
The fair value of the Company’s option grants under the Plan in 2020 and 2019 was estimated using the following assumptions:

	2020	2019
Expected life (years)	7.0	7.0
Expected forfeiture rate	0.0%	0.0%
Expected volatility	40%	50%
Dividend yield	0%	0%
Risk-free interest rate	0.4%	1.9%
Repurchase of Common Stock, Common Stock Warrants and Stock Options
In 1999 and 2001, the Board of Directors approved resolutions authorizing the Company to repurchase up to a total of 1,000,000 shares of its own stock on the open market, which the Board reaffirmed in 2008. There were no shares of the Company repurchased during 2020 or 2019. There are approximately 72,000 shares remaining under this repurchase authorization.

AMERICAN SHARED HOSPITAL SERVICES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – RETIREMENT PLAN
The Company has a defined-contribution retirement plan (the “Retirement Plan”) that allows for a matching safe harbor contribution. For 2020, the Board of Directors elected to match participant deferred salary contributions up to a maximum of 4% of the participant’s annual compensation. Discretionary profit sharing contributions are allowed under the Retirement Plan in years that the Board does not elect a safe harbor match. The Company has accrued approximately $37,000 for the estimated safe harbor matching contribution for the year ended December 31, 2020. The Company contributed $38,000 to the Retirement Plan for the safe harbor match for the year ended December 31, 2019.

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – OPERATING LEASES
The Company leases office space and equipment under operating leases expiring at various dates through 2021 and 2024. On August 13, 2016, the Company entered into a 7 year operating lease for an office space located in San Francisco, CA. The Company also owns and operates a stand-alone Gamma Knife facility in Lima, Peru where it leases approximately 1,600 square feet for approximately $7,800 per month with a lease expiration date in January 2024.
Future minimum payments under non-cancelable operating leases having initial terms of more than one year consisted of the following:

Year ending December 31,

2021	$350,000
2022	355,000
2023	259,000
2024	8,000

$972,000
Payments for repair and maintenance agreements incorporated in operating lease agreements are not included in the future minimum operating lease payments shown above.
Net rent expense was $404,000 and $380,000 for the years ended December 31, 2020 and 2019, respectively, and includes the above operating leases as well as month-to-month rental and certain executory costs.

AMERICAN SHARED HOSPITAL SERVICES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – COMMITMENTS AND CONTINGENCIES
On December 20, 2018, the Company signed Second Amendments to two System Build Agreements for the Company’s second and third Mevion PBRT units. The Company and Mevion have agreed to upgrade the second and third PBRT units for which the Company has purchase commitments. The Company is actively seeking sites for these units but, to date, has not entered into agreements with any party for either placement of a PBRT unit or the related financing. The Company projects that it will be required to commence delivery of the second and third PBRT units no later than 2023. In the event the Company is unable to enter into customer agreements within the requisite time frame or receive an extension from Mevion, the Company could forfeit its deposits, which are described below.

As of December 31, 2020, the Company had commitments to perform three (3) Cobalt-60 reloads and install four (4) Leksell Gamma Knife Icon Systems (“Icon”) at existing customer sites, and purchase two (2) Linear Accelerator ("LINAC") systems, one to be placed at an existing customer site and one at a new customer site. The Company also has a commitment to upgrade the Gamma Knife unit at its stand-alone facility in Ecuador to a Perfexion. The Cobalt-60 reloads, Icon upgrades, and LINAC purchases are scheduled to occur between 2021 and 2022. The Company expects to upgrade the equipment in Ecuador in the second quarter of 2021. Total Gamma Knife and LINAC commitments as of December 31, 2020 were $12,210,000. There are no significant cash requirements, pending financing, for these commitments in the next 12 months. There can be no assurance that financing will be available for the Company’s current or future projects, or at terms that are acceptable to the Company.

On July 21, 2017, the Company entered into a Maintenance and Support Agreement (the “Mevion Service Agreement”) with Mevion, which provides for maintenance and support of the Company’s PBRT unit at Orlando Health. The Mevion Service Agreement began September 5, 2017, was amended in 2018, and renews annually over a five (5) year period. The agreement requires an annual prepayment of $1,572,000 for the current contractual period. This payment portion was recorded as a prepaid contract and will be amortized over the one-year service period.

As of December 31, 2020, the Company had commitments to service and maintain its Gamma Knife and PBRT equipment. The service commitments are carried out via contracts with Mevion, Elekta and Mobius Imaging, LLC. In addition, in April 2019, the Company signed agreements to service the Icon upgrades which will be installed at various dates between 2021 and 2022. The Company’s commitments to purchase two LINAC systems also include a 9-year and 5-year agreement to service the equipment, respectively. Total service commitments as of December 31, 2020 were $10,493,000. The Gamma Knife and certain other service contracts are paid monthly, as service is performed. The Company believes that cash flow from cash on hand and operations will be sufficient to cover these payments.
The Company estimates the following commitments for each of the equipment systems, with expected timing of payments as follows as of December 31, 2020:

	Total amounts committed	2021	2022-2023	2024-2025	After 5 years

Long-term debt (includes interest)	$5,251,000	$1,373,000	$1,854,000	$1,543,000	$481,000
Finance leases (includes interest)	9,771,000	6,590,000	2,659,000	522,000	—
Future equipment purchases	46,210,000	2,175,000	44,035,000	—	—
Equipment service contracts	10,493,000	2,030,000	2,585,000	2,999,000	2,879,000
Acquisition working capital payments	197,000	197,000	—	—	—
Operating leases	972,000	350,000	614,000	8,000	—

Total Commitments	$72,894,000	$12,715,000	$51,747,000	$5,072,000	$3,360,000

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13 – RELATED PARTY TRANSACTIONS
The Company’s Gamma Knife business is operated through its 81% indirect interest in its GKF subsidiary. The remaining 19% of GKF is owned by a wholly owned U.S. subsidiary of Elekta, which is the manufacturer of the Gamma Knife. Since the Company purchases its Gamma Knife units from Elekta, there are significant related party transactions with Elekta such as equipment purchases, commitments to purchase equipment, deposits for such equipment purchases, and costs to maintain the equipment. The Company believes that all its transactions with Elekta are arm’s-length transactions. At December 31, 2020, the Company had commitments to purchase three (3) Cobalt-60 reloads, one (1) Perfexion upgrade, and install four (4) Leksell Gamma Knife Icon Systems (“Icon”) and service the related equipment, as discussed in Note 12 – Commitments and Contingencies.