Form 10-Q
period 2021-03-31
AMERICAN SHARED HOSPITAL SERVICES
filed 2021-05-13
CIK 744825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021 or

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
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 3, 2021, there were outstanding 5,801,000 shares of the registrant’s common stock.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
ASSETS	March 31, 2021	December 31, 2020
Current assets:
Cash and cash equivalents	$4,895,000	$3,961,000
Restricted cash	118,000	364,000
Accounts receivable, net of allowance for doubtful accounts of $100,000 at March 31, 2021 and $100,000 at December 31, 2020	4,792,000	4,303,000
Other receivables	280,000	272,000
Prepaid expenses and other current assets	1,364,000	1,950,000

Total current assets	11,449,000	10,850,000

Property and equipment:
Medical equipment and facilities	70,718,000	75,657,000
Office equipment	394,000	330,000
Construction in progress	1,178,000	170,000
	72,290,000	76,157,000
Accumulated depreciation and amortization	(41,944,000)	(45,739,000)
Net property and equipment	30,346,000	30,418,000

Land	19,000	19,000
Goodwill	1,265,000	1,265,000
Right of use assets	812,000	886,000
Intangible asset	78,000	78,000
Other assets	78,000	137,000

Total assets	$44,047,000	$43,653,000

LIABILITIES AND SHAREHOLDERS' EQUITY	March 31, 2021	December 31, 2020
Current liabilities:
Accounts payable	$885,000	$683,000
Employee compensation and benefits	432,000	405,000
Other accrued liabilities	2,712,000	1,574,000
Asset retirement obligations	1,214,000	1,270,000
Income taxes payable	399,000	373,000
Working capital payment due	197,000	197,000
Short term financing	355,000	471,000
Current portion of lease liabilities	310,000	305,000
Current portion of long-term debt	782,000	1,157,000
Current portion of finance leases	—	5,945,000

Total current liabilities	7,286,000	12,380,000

Long-term lease liabilities, less current portion	502,000	581,000
Long-term debt, less current portion	11,820,000	3,440,000
Long-term finance leases, less current portion	—	2,974,000
Deferred revenue, less current portion	193,000	210,000

Deferred income taxes	402,000	418,000

Shareholders' equity:
Common stock, no par value (10,000,000 authorized; 5,801,000 and 5,791,000 shares issued and outstanding at March 31, 2021 and at December 31, 2020, respectively)	10,753,000	10,753,000
Additional paid-in capital	7,131,000	7,024,000
Retained earnings	1,526,000	1,497,000
Total equity-American Shared Hospital Services	19,410,000	19,274,000
Non-controlling interests in subsidiaries	4,434,000	4,376,000
Total shareholders' equity	23,844,000	23,650,000

Total liabilities and shareholders' equity	$44,047,000	$43,653,000
See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended March 31,
	2021	2020

Revenues	$4,364,000	$4,568,000

Costs of revenue:

Maintenance and supplies	672,000	633,000

Depreciation and amortization	1,198,000	1,647,000

Other direct operating costs	1,060,000	894,000

	2,930,000	3,174,000

Gross margin	1,434,000	1,394,000

Selling and administrative expense	1,084,000	1,211,000

Interest expense	260,000	282,000

Operating income (loss)	90,000	(99,000)

Interest and other income	3,000	3,000

Income (loss) before income taxes	93,000	(96,000)

Income tax expense (benefit)	6,000	(28,000)

Net income (loss)	87,000	(68,000)
Less: Net (income) attributable to non-controlling interest	(58,000)	(67,000)

Net income (loss) attributable to American Shared Hospital Services	$29,000	$(135,000)

Net income (loss) per share:

Earnings (loss) per common share - basic	$0.00	$(0.02)

Earnings (loss) per common share - diluted	$0.00	$(0.02)

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

	FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2021 AND 2020
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Sub-Total ASHS	Non-controlling Interests in Subsidiaries	Total

Balances at January 1, 2020	5,817,000	$10,753,000	$6,725,000	$8,555,000	$26,033,000	$5,778,000	$31,811,000

Stock-based compensation expense	—	—	56,000	—	56,000	—	56,000

Restricted common shares returned to the plan	(129,000)	—	—	—	—	—	—

Cash distributions to non-controlling interests	—	—	—	—	—	(326,000)	(326,000)

Net (loss) income	—	—	—	(135,000)	(135,000)	67,000	(68,000)

Balances at March 31, 2020	5,688,000	$10,753,000	$6,781,000	$8,420,000	$25,954,000	$5,519,000	$31,473,000

Balances at January 1, 2021	5,791,000	$10,753,000	$7,024,000	$1,497,000	$19,274,000	$4,376,000	$23,650,000

Stock-based compensation expense	10,000	—	107,000	—	107,000	—	107,000

Net income	—	—	—	29,000	29,000	58,000	87,000

Balances at March 31, 2021	5,801,000	$10,753,000	$7,131,000	$1,526,000	$19,410,000	$4,434,000	$23,844,000
See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months ended March 31,
	2021	2020
Operating activities:
Net income (loss)	$87,000	$(68,000)

Adjustments to reconcile net income (loss) to net cash from operating activities

Depreciation and amortization	1,231,000	1,676,000

Non cash lease expense	74,000	67,000

Deferred income taxes	(16,000)	(28,000)

Stock-based compensation expense	107,000	56,000

Interest expense associated with lease liabilities	12,000	17,000

Changes in operating assets and liabilities:

Receivables	(497,000)	848,000

Prepaid expenses and other assets	551,000	557,000

Accounts payable, accrued liabilities and deferred revenue	1,294,000	383,000

Income taxes payable (receivable)	26,000	(35,000)

Lease liabilities	(86,000)	(84,000)

Net cash provided by operating activities	2,783,000	3,389,000

Investing activities:
Payment for purchase of property and equipment	(1,065,000)	(195,000)

Net cash used in investing activities	(1,065,000)	(195,000)

Financing activities:
Principal payments on long-term debt	(276,000)	(554,000)

Principal payments on finance leases	(638,000)	(912,000)

Principal payments on short-term financing	(116,000)	(158,000)

Distributions to non-controlling interests	—	(326,000)

Net cash used in financing activities	(1,030,000)	(1,950,000)

Net change in cash, cash equivalents, and restricted cash	688,000	1,244,000

Cash, cash equivalents, and restricted cash at beginning of period	4,325,000	1,779,000

Cash, cash equivalents, and restricted cash at end of period	$5,013,000	$3,023,000

Supplemental cash flow disclosure:
Cash paid during the period for:

Interest	$260,000	$282,000

Income taxes (refunded) paid	$(4,000)	$34,000

Schedule of non-cash investing and financing activities
Lease reassessment right of use assets and lease liabilities	$—	$67,000

Interest capitalized to property and equipment	$—	$32,000

Acquisition of equipment with long-term debt financing	$—	$1,184,000
See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1.    Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for the fair presentation of American Shared Hospital Services’ consolidated financial position as of March 31, 2021, the results of its operations for the three-month periods ended March 31, 2021 and 2020, and the cash flows for the three-month periods ended March 31, 2021 and 2020. The results of operations for the three-months ended March 31, 2021 are not necessarily indicative of results on an annualized basis. Consolidated balance sheet amounts as of December 31, 2020 have been derived from audited consolidated financial statements.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2020 included in American Shared Hospital Services’ Annual Report on Form 10-K filed with the Securities and Exchange Commission.
These condensed consolidated financial statements include the accounts of American Shared Hospital Services and its subsidiaries (the “Company”) as follows: the Company wholly-owns the subsidiaries American Shared Radiosurgery Services (“ASRS”), PBRT Orlando, LLC (“Orlando”), OR21, Inc., and MedLeader.com, Inc. (“MedLeader”); the Company is the majority owner of Long Beach Equipment, LLC (“LBE”); ASRS is the majority-owner of GK Financing, LLC (“GKF”) which wholly-owns the subsidiary Instituto de Gamma Knife del Pacifico S.A.C. (“GKPeru”) and HoldCo GKC S.A. (“HoldCo”). GKF is the majority owner of the subsidiaries Albuquerque GK Equipment, LLC (“AGKE”) and Jacksonville GK Equipment, LLC (“JGKE”). GKF acquired Gamma Knife Center Ecuador S.A. (“GKCE”) through HoldCo in June 2020.
The Company (through ASRS) and Elekta AB, the manufacturer of the Gamma Knife (through its wholly-owned United States subsidiary, GKV Investments, Inc.), entered into an operating agreement and formed GKF. As of March 31, 2021, GKF provides Gamma Knife units to thirteen medical centers in the United States in the states of Arkansas, California, Florida, Illinois, Indiana, Mississippi, Nebraska, New Mexico, New York, Ohio, Oregon, and Texas. GKF also owns and operates single-unit Gamma Knife facilities in Lima, Peru and Guayaquil, Ecuador. The Company through its wholly-owned subsidiary, Orlando, provided proton beam radiation therapy (“PBRT”) and related equipment to a customer in the United States.
The Company formed the subsidiaries GKPeru and acquired GKCE for the purposes of expanding its business internationally; Orlando and LBE to provide PBRT equipment and services in Orlando, Florida and Long Beach, California, respectively; and AGKE and JGKE to provide Gamma Knife equipment and services in Albuquerque, New Mexico and Jacksonville, Florida, respectively. LBE is not expected to generate revenue within the next two years.
On June 12, 2020, GKF purchased approximately 98% of the total outstanding shares of GKCE, from GKCE’s majority shareholders (the “Acquisition”). As of March 31, 2021, the Company had acquired approximately 99.3% of the total outstanding shares of GKCE. The base purchase price for the Acquisition, including acquisition of the minority shares was approximately $2,000,000. This purchase price was paid with $575,000 in cash and a $1,425,000 loan from the United States International Development Finance Corporation (“DFC”). The purchase price is subject to certain post-closing adjustments, including adjustment for GKCE's working capital and excess cash. The DFC loan is denominated in U.S. dollars, which is also the currency of Ecuador. See “Note 9. GKCE Acquisition” for further discussion.
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

Based on the guidance provided in accordance with ASC 280 Segment Reporting (“ASC 280”), the Company analyzed its subsidiaries which are all in the business of leasing radiosurgery and radiation therapy equipment to healthcare providers, and concluded there are two reportable segments, domestic and foreign. The Company provides Gamma Knife and PBRT equipment to fourteen hospitals in the United States and owns and operates two single-unit facilities in Lima, Peru and Guayaquil, Ecuador as of March 31, 2021. The Company determined two reportable segments existed due to similarities in economics of business operations and geographic location. The operating results of the two reportable segments are reviewed by the Company’s CEO and President, Chief Operating and Financial Officer, who are also deemed the Company’s Chief Operating Decision Makers (“CODMs”). As of March 31, 2020, the Company had one reportable segment. Following the Company's acquisition of GKCE in June 2020, the Company concluded it had two reportable segments.

The revenues and profit or loss, allocations for the Company's two reportable segments as of March 31, 2021 consists of the following:

March 31,
2021
Revenues
Domestic	$3,699,000
Foreign	665,000
Total	$4,364,000

Profit or (loss)
Domestic	$73,000
Foreign	(44,000)
Total	$29,000

Accounting Pronouncements Issued and Adopted
In December 2019, the FASB issued ASU 2019-12 Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”) which removes specific exceptions to the general principles in Topic 740 and eliminates the need for an organization to analyze whether the following apply in a given period: exception to the incremental approach for intraperiod tax allocation; exceptions to accounting for basis differences when there are ownership changes in foreign investments; exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The new guidance is effective for fiscal years and interim periods beginning after December 15, 2020. The Company adopted ASU 2019-12 on January 1, 2021. There was no significant impact on its condensed consolidated financial statements and related disclosures.

Note 2.    Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation for Gamma Knife units and other equipment is determined using the straight-line method over the estimated useful lives of the assets, which for medical and office equipment is generally 3 – 10 years, and after accounting for salvage value on the equipment where indicated. Salvage value is based on the estimated fair value of the equipment at the end of its useful life.
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
The following table summarizes property and equipment as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020

Medical equipment and facilities	$70,718,000	$75,657,000
Office equipment	394,000	330,000
Construction in progress	1,178,000	170,000

	72,290,000	76,157,000
Accumulated depreciation	(41,944,000)	(45,739,000)

Net property and equipment	$30,346,000	$30,418,000
As of March 31, 2021, approximately $3,064,000 of the net property and equipment balance is outside of the United States.
Note 3.    Long-Term Debt Financing
Long-term debt consisted of five notes with three financing companies collateralized by the Gamma Knife units, the individual customer contracts, and related accounts receivable at March 31, 2021. The Company’s loan with DFC for the Acquisition was obtained through the Company’s wholly-owned subsidiary, HoldCo and is guaranteed by GKF. As of March 31, 2021, long-term debt on the Condensed Consolidated Balance Sheets, before the refinancing, was $4,321,000.
On April 9, 2021, the Company refinanced its existing debt and finance lease obligations, with the exception of its loan with DFC. A total of $8,281,000 of the Company’s finance leases were refinanced by long-term debt. Total long-term debt following this transaction was $12,602,000. The classification on the Condensed Consolidated Balance Sheets as of March 31, 2021 reflect the terms of the refinancing. See further details on the refinancing under Note 10 - Subsequent Event.
Note 4.    Finance Leases
Finance lease obligations, before the refinancing, of $8,281,000 consisted of six leases with two financing companies, collateralized by Gamma Knife units and PBRT equipment, the individual customer contracts, and related accounts receivable at March 31, 2021.
On April 9, 2021, the Company's finance lease obligations were refinanced by long-term debt. The classification on the Condensed Consolidated Balance Sheets as of March 31, 2021 reflect the terms of the refinancing. See further details on the refinancing under Note 10 - Subsequent Event.

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
The Company’s lessee operating leases are accounted for as right-of-use (“ROU”) assets, other current liabilities, and lease liabilities on the condensed consolidated balance sheets. Operating lease ROU assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company’s operating lease contracts do not provide an implicit rate for calculating the present value of future lease payments. The Company determined its incremental borrowing rate, to be in the range of approximately 4.0% and 6.0%, by using available market rates and expected lease terms. The operating lease ROU assets and liabilities also include any lease payments made and excludes lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company’s lessee operating lease agreements are for administrative office space and related equipment, and the agreement to lease clinic space for its stand-alone facility in Lima, Peru. These leases have remaining lease terms between 2 and 3 years, some of which include options to renew or extend the lease. As of March 31, 2021, operating ROU assets and liabilities were $812,000.
The following table summarizes maturities of lessee operating lease liabilities as of March 31, 2021:

Year ending December 31,	Operating Leases

2021 (excluding the three-months ended March 31, 2021)	$261,000
2022	353,000
2023	248,000
2024	8,000

Total lease payments	870,000
Less imputed interest	(58,000)
Total	$812,000

Note 6.    Per Share Amounts
Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding. The computation for the three-month periods ended March 31, 2021 and 2020 excluded approximately 370,000 and 430,000, respectively, of the Company's stock options because the exercise price of the options was higher than the average market price during those periods.
On March 31, 2020, the Company’s Award Agreements (as defined below) expired and the unvested performance share awards were returned to the Company’s stock incentive plan - see Note 7 for further discussion. Based on the guidance provided in accordance with ASC 260 Earnings Per Share (“ASC 260”), the weighted average common shares for basic earnings per share, for the three-month period ended March 31, 2020, excluded the weighted average impact of the unvested performance share awards. These awards were legally outstanding but not deemed participating securities and therefore were excluded from the calculation of basic earnings per share. The unvested shares were also excluded from the denominator for diluted earnings per share because they were considered contingent shares not deemed probable as of March 31, 2020.
The following table sets forth the computation of basic and diluted earnings per share for the three-month periods ended March 31, 2021 and 2020:

	Three Months ended March 31,
	2021	2020
Net income (loss) attributable to American Shared Hospital Services	$29,000	$(135,000)

Weighted average common shares for basic earnings per share	6,254,000	6,126,000
Diluted effect of stock options and restricted stock awards	68,000	27,000
Weighted average common shares for diluted earnings per share	6,322,000	6,153,000

Basic earnings (loss) per share	$0.00	$(0.02)
Diluted earnings (loss) per share	$0.00	$(0.02)

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
Stock-based compensation expense associated with the Company’s stock options to employees is calculated using the Black-Scholes valuation model. The Company’s stock awards have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates. The estimated fair value of the Company’s option grants is estimated using assumptions for expected life, volatility, dividend yield, and risk-free interest rate which are specific to each award. The estimated fair value of the Company’s options is expensed over the period during which an employee is required to provide service in exchange for the award (requisite service period), usually the vesting period. Accordingly, stock-based compensation cost before income tax effect for the Company’s options and restricted stock awards in the amount of $107,000 and $56,000 is reflected in net income (loss) for the three-month periods ended March 31, 2021 and 2020, respectively. At March 31, 2021, there was approximately $10,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. This cost is expected to be recognized over a period of approximately three years.
On January 4, 2017, the Company entered into a Performance Share Award Agreement with three executive officers of the Company (the “Award Agreements”) for 161,766 restricted stock awards which vest upon the achievement of certain performance metrics. The Award Agreements expired on March 31, 2020. Based on the guidance in ASC 718 Stock Compensation (“ASC 718”), the Company concluded these were performance-based awards with vesting criteria tied to performance metrics. As of December 31, 2019, the Company achieved one of those certain performance metrics under the Award Agreements and recognized stock compensation expense of approximately $108,000 related to these awards. The unrecognized stock-based compensation expense for these awards was approximately $434,000 and the unvested awards of approximately 129,000 shares were returned to the Plan as of March 31, 2020.
The following table summarizes stock option activity for the three-month periods ended March 31, 2021 and 2020:

	Stock Options	Grant Date Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Intrinsic Value
Outstanding at January 1, 2020	450,000	$2.78	2.44	$27,000
Outstanding at March 31, 2020	450,000	$2.78	2.20	$—
Exercisable at March 31, 2020	425,000	$2.79	2.00	$—

Outstanding at January 1, 2021	417,000	$2.79	1.61	$2,000
Outstanding at March 31, 2021	417,000	$2.79	1.36	$19,000
Exercisable at March 31, 2021	407,000	$2.80	1.27	$—

Note 8.    Income Taxes
The Company generally calculates its effective income tax rate at the end of an interim period using an estimate of the annualized effective income tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate of the annualized effective income tax rate cannot be made, the Company computes its provision for income taxes using the actual effective income tax rate for the results of operations reported within the year-to-date periods. The Company’s effective income tax rate is highly influenced by relative income or losses reported and the amount of the nondeductible stock-based compensation associated with grants of its common stock options and from the results of foreign operations. A small change in estimated annual pretax income (loss) can produce a significant variance in the annualized effective income tax rate given the expected amount of these items. As a result, the Company has computed its provision for income taxes for the three-month periods ended March 31, 2021 and 2020 by applying the actual effective tax rates to income or (loss) reported within the condensed consolidated financial statements through those periods.

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

The Acquisition has been accounted for according to ASC 805 Business Combinations (“ASC 805”) using the acquisition method of accounting. Under the acquisition method of accounting, all assets acquired, including goodwill and other intangible assets, should be stated at fair value at the time of acquisition. The allocation of purchase price consideration is preliminary, pending the completion of the fair value of certain tangible, intangible assets, and residual goodwill. During the measurement period, which can be no more than one year from June 12, 2020 (the “Closing Date”), the Company expects to continue to obtain information to assist in determining the final fair value of assets acquired. The assets acquired were recorded based on valuations derived from estimated fair value assessments and assumptions used by the Company. Thus, the provisional measurements of fair value discussed below are subject to change.

As of March 31, 2021, accounting for the Closing Date accounts receivable balances, allowance on the uncollected accounts receivable balances, and related liabilities, was not complete. The accounting for these amounts will be complete following the twelve-month period after the Closing Date, per the terms of the Agreement. The Company expects to finalize the valuation as soon as practicable, but no later than one year from the Closing Date. While the Company believes its estimates and assumptions underlying the valuations are reasonable, different estimates and assumptions could result in different valuations assigned to the individual assets acquired, and the resulting amount of goodwill.

After the Closing Date, the Company received additional information regarding the amounts recorded as accounts receivable as of June 12, 2020. After reviewing the information obtained, the Company booked an additional $27,000 of accounts receivable as of December 31, 2020. As a result, related liabilities were increased by $13,000 and the contingent consideration increased by $14,000. There was no impact to goodwill or net loss as of December 31, 2020.

Note 10. Subsequent Event

On April 9, 2021 the Company entered into a five year $22.0 million credit agreement with Fifth Third Bank, N.A. (the “Credit Agreement”). The Credit Agreement includes three loan facilities. The first facility is a $9.5 million term loan of which $6.8 million was used to refinance the domestic Gamma Knife debt and finance leases, and associated closing costs, $1.6 million was used to finance two Gamma Knife reloads in the first quarter of 2021, with the remaining $1.1 million available for future projects. The second loan facility of $5.5 million was used to refinance the Company's PBRT finance leases, as well as to provide additional working capital. The third loan facility provides for a $7.0 million revolving line of credit available for future projects and general corporate purposes. The facilities carry a floating interest of LIBOR plus 3.0% and are collateralized by a blanket lien on substantially all of the Company's assets.

The Credit Agreement contains customary covenants and representations, including without limitation, a minimum fixed charge coverage ratio of 1.25 and maximum funded debt to EBITDA ratio of 3.0 to 1.0 (tested on a trailing twelve-month basis at the end of each fiscal quarter), reporting obligations, limitations on dispositions, changes in ownership, mergers and acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and capital expenditures

As of March 31, 2021, the Company's short-term debt and finance lease obligations were $6,669,000. Following the completion of the Credit Agreement, these short-term obligations were refinanced and reduced to $782,000.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report to the Securities and Exchange Commission may be deemed to contain certain forward-looking statements with respect to the financial condition, results of operations and future plans of American Shared Hospital Services (including statements regarding the expected continued treatment growth of the Company's MEVION S250 system, the expansion of the Company’s PBRT business, the timing and expansion of treatments by new Gamma Knife systems, the Company's expansion into new markets and the Company's acquisitions and potential market segments for its services, which involve risks and uncertainties including, but not limited to, the risks of economic and market conditions, the risks of variability of financial results between quarters, the risks of the Gamma Knife and radiation therapy businesses, the risks of developing The Operating Room for the 21st Century program, the risks of changes to CMS reimbursement rates or reimbursement methodology, the risks of the timing, financing, and operations of the Company’s PBRT business, the risks of the COVID-19 pandemic and its effect on the Company’s business operations and financial condition, the risk of expanding within or into new markets, and the risk that the integration or continued operation of acquired businesses could adversely affect financial results and the risk that current and future acquisitions may negatively affect the Company's financial position. Further information on potential factors that could affect the financial condition, results of operations and future plans of American Shared Hospital Services is included in the filings of the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 25, 2021.
The Company recognizes revenues under ASC 842 and ASC 606 Revenue from Contracts with Customers (“ASC 606”). The Company had thirteen Gamma Knife units and one PBRT system, and fifteen Gamma Knife units, one PBRT system and one IGRT machine in operation in the United States as of March 31, 2021 and 2020, respectively. Three of the Company’s customer contracts are through subsidiaries where GKF or its subsidiary is the majority owner and managing partner. Six of the Company’s fifteen current Gamma Knife customers are under fee-per-use contracts, and seven customers are under retail arrangements. The Company, through GKF, also owns and operates two single-unit, international Gamma Knife facilities in Lima, Peru and Guayaquil, Ecuador. These two units economically function similarly to the Company’s turn-key retail arrangements. The Company’s PBRT system at Orlando Health – UF Health Cancer Center (“Orlando Health”) is also considered a retail arrangement. The Company’s contract for IGRT equipment and related equipment services expired in April 2020 and the Company agreed to sell the equipment to its existing customer for $150,000, which is equal to the equipment's salvage value.
Rental income from medical services – The Company recognizes revenues under ASC 842 when services have been rendered and collectability is reasonably assured, on either a fee per use or revenue sharing basis. The terms of the contracts do not contain any guaranteed minimum payments. The Company’s contracts are typically for a ten-year term and are classified as either fee per use or retail. Retail arrangements are further classified as either turn-key or revenue sharing. Revenues from fee per use contracts is determined by each hospital’s contracted rate. Revenues are recognized at the time the procedures are performed, based on each hospital’s contracted rate and the number of procedures performed. Under revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital. The amount the Company expects to receive is recorded as revenue and estimated based on historical experience. Revenue estimates are reviewed periodically and adjusted as necessary. Under turn-key arrangements, the Company receives payment from the hospital at an agreed upon percentage share of the hospital’s reimbursement from third party payors, and the Company is responsible for paying all the operating costs of the equipment. Operating costs are determined primarily based on historical treatment protocols and cost schedules with the hospital. The Company records an estimate of operating costs which are reviewed on a regular basis and adjusted as necessary to more accurately reflect the actual operating costs. For turn-key sites, the Company also shares a percentage of net operating profit. The Company records an estimate of net operating profit based on estimated revenues, less estimated operating costs. The operating costs and estimated net operating profit are recorded as other direct operating costs in the condensed consolidated statement of operations. For the three-month periods ended March 31, 2021 and 2020, the Company recognized revenues of approximately $3,699,000 and $4,339,000, respectively, under ASC 842.

Patient income – The Company has stand-alone facilities in Lima, Peru and Guayaquil, Ecuador, where a contract exists between the Company’s facilities and the individual patient treated at the facility. Under ASC 606, the Company acts as the principal in this transaction and provides, at a point in time, a single performance obligation, in the form of a Gamma Knife treatment. Revenue related to a Gamma Knife treatment is recognized on a gross basis at the time when the patient receives treatment. There is no variable consideration present in the Company’s performance obligation and the transaction price is agreed upon per the stated contractual rate. GKPeru’s payment terms are typically prepaid for self-pay patients and insurance provider payments are paid net 30 days. GKCE’s patient population is primarily covered by a government payor and payments are paid approximately 30 to 60 days upon invoice. The Company did not capitalize any incremental costs related to the fulfillment of its customer contracts. Accounts receivable earned by GKPeru were not significant for the three-month periods ended March 31, 2021 and 2020. GKCE’s accounts receivable were $478,000 for the three-month period ended March 31, 2021. For the three-month periods ended March 31, 2021 and 2020, the Company recognized revenues of approximately $665,000 and $229,000, respectively, under ASC 606.
The Centers for Medicare and Medicaid (“CMS”) have established a 2021 total reimbursement rate of approximately $9,600 ($9,600 in 2020) for a Medicare Gamma Knife treatment. The approximate CMS reimbursement rates for delivery of PBRT for a simple treatment without compensation for 2021 is $543 ($539 in 2020) and $1,298 ($1,246 in 2020) for simple with compensation, intermediate and complex treatments, respectively.
On September 18, 2020, CMS issued the final rule that would implement a new mandatory payment model for radiation oncology services: the RO APM. The RO APM is scheduled to commence January 1, 2022 and will be in effect for a five (5) year period. The RO APM significantly alters CMS' payment methodology from a fee for service paradigm to a set reimbursement by cancer type methodology for radiation services provided within a 90 day episode of care. Under the RO APM, hospital based and free-standing radiation therapy providers are mandatorily required to participate in the model based on whether the radiation therapy provider is located within a randomly selected Core Based Statistical Area (“CBSA”). CMS projects that providers treating approximately 30% of radiation oncology patients have been selected to participate in the RO APM. The remaining providers not included in the RO APM will continue to receive reimbursement based on a fee-for-service methodology. The RO APM includes but is not limited to PBRT and Gamma Knife services. Four (4) of the Company's Gamma Knife centers are scheduled to be included in the RO APM. It is not anticipated that inclusion in the RO APM will have a significant impact on the Company's Gamma Knife revenues. The Company's PBRT center was not selected for inclusion in the RO APM. For centers not included in the RO APM proposed model, Medicare reimbursement in 2021 for the most commonly used PBRT delivery codes increases by approximately 4.1% and decreases by approximately 1.7% for Gamma Knife.
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

The impact of the COVID-19 pandemic for the three-month periods ended March 31, 2021 and 2020 has varied by location based on the stage of containment and actions by government agencies. The impact on treatments and costs in the three-month periods ended March 31, 2021 and 2020 did not appear material for the Gamma Knife. The COVID-19 pandemic appears to have had a greater impact on PBRT fractions for the three-month period ended March 31, 2021.
Revenues decreased by $204,000 to $4,364,000 for the three-month period ended March 31, 2021 compared to $4,568,000 for the same period in the prior year.
Revenues generated from the Company’s PBRT system decreased by $145,000 to $1,531,000 for the three-month period ended March 31, 2021 compared to $1,676,000 for the same period in the prior year. The decrease in PBRT revenues for the three-month period ended March 31, 2021 was due to lower fractions primarily due to the continued impact of the COVID-19 pandemic, offset by a higher average reimbursement for the period.

The number of PBRT fractions decreased by 445 to 1,231 for the three-month period ended March 31, 2021 compared to 1,676 for the same period in the prior year. The decrease in PBRT volume for the three-month period ended March 31, 2021 was primarily due to the continued impact from the COVID-19 pandemic. The Company's PBRT system also experienced some down-time for maintenance during the three-month period ended March 31, 2021.
Gamma Knife revenues were $2,892,000 for the three-month periods ended March 31, 2021 and 2020. For the three-month period ended March 31, 2021, Gamma Knife procedures decreased, but this decrease was offset by an increase in average reimbursement. The increase in average reimbursement was partially driven by the Company’s contract that expired in the fourth quarter of 2020, which was reimbursed at a lower rate, and an increase in the average rate at the Company’s retail sites.
The number of Gamma Knife procedures decreased by 21 to 355 for the three-month period ended March 31, 2021 compared to 376 for the same period in the prior year. The decrease in Gamma Knife procedures for the three-month period ended March 31, 2021 was primarily due to the expiration of a contract in the fourth quarter of 2020 and in the first quarter of 2021. This decrease was offset by the Company’s acquisition of GKCE in the second quarter of 2020.
The Company’s contract for IGRT equipment and related equipment services expired in April 2020. As of March 31, 2021, the Company reviewed its estimate of related revenues and accounts receivable and determined the amount should be $0 and wrote off the balance of $59,000.
Total costs of revenue decreased by $244,000 to $2,930,000 for the three-month period ended March 31, 2021 compared to $3,174,000 for the same period in the prior year.
Maintenance and supplies increased by $39,000 to $672,000 for the three-month period ended March 31, 2021 compared to $633,000 for the same period in the prior year. The increase in maintenance and supplies for the three-month period ended March 31, 2021 was due to a maintenance contract for one of the Company's Gamma Knife Icon upgrades which commenced in the fourth quarter of 2020.
Depreciation and amortization decreased by $449,000 to $1,198,000 for the three-month period ended March 31, 2021 compared to $1,647,000 for the same period in the prior year. The decrease in depreciation and amortization for the three-month period ended March 31, 2021 was primarily due to the expiration of a contract in the fourth quarter of 2020 and in the first quarter of 2021. In addition, the Company determined some of its Gamma Knife equipment was impaired as of December, 31, 2020 and the related equipment values were written off for the year-ended, therefore, there was no depreciation expense incurred on this equipment for the three-month period ended March 31, 2021.
Other direct operating costs increased by $166,000 to $1,060,000 for the three-month period ended March 31, 2021 compared to $894,000 for the same period in the prior year. The increase in other direct operating costs for the three-month period ended March 31, 2021 was driven by the operating costs of GKCE which was acquired in June 2020.
Selling and administrative costs decreased by $127,000 to $1,084,000 for the three-month period ended March 31, 2021 compared to $1,211,000 for the same period in the prior year. The decrease for the three-month period ended March 31, 2021, was due to lower legal and other fees.

Interest expense decreased by $22,000 to $260,000 for the three-month period ended March 31, 2021 compared to $282,000 for the same period in the prior year. The decrease for the three-month period ended March 31, 2021 was due to a lower average principal base on the Company’s debt and leases compared to the same periods in the prior year, respectively, effectively reducing interest expense.

Interest and other income was $3,000 for the three-month period ended March 31, 2021 compared to $3,000 for the same period in the prior year. Interest and other income is comprised of interest expense and interest earned.
Income tax expense increased by $34,000 to $6,000 for the three-month period ended March 31, 2021 compared to an income tax benefit of $28,000 for the same period in the prior year. The increase in income tax expense for the three-month period ended March 31, 2021 was due to higher taxable income attributable to GKF and the acquisition of GKCE.
Net income attributable to non-controlling interest decreased by $9,000 to $58,000 for the three-month period ended March 31, 2021 compared to $67,000 for the same period in the prior year. Net income attributable to non-controlling interests represents net income earned by the 19% non-controlling interest in GKF, and net income of the non-controlling interests in various subsidiaries controlled by GKF. The decrease or increase in net income attributable to non-controlling interests reflects the relative profitability of GKF.
Net income increased by $164,000 to $29,000, or $0.00 per diluted share for the three-month period ended March 31, 2021 compared to a net loss of $135,000, or $0.02 per diluted share for the same period in the prior year. The increase in net income for the three-month period ended March 31, 2021 was due to a decrease in depreciation expense and selling and administrative costs.

Liquidity and Capital Resources
The Company had cash, cash equivalents and restricted cash of $5,013,000 at March 31, 2021 compared to $4,325,000 at December 31, 2020. The Company’s cash position increased by $688,000 primarily due to cash from operating activities of $2,783,000. This increase was offset by payment for the purchase of property and equipment of $1,065,000, payments on long-term debt and finance leases of $914,000 and payments on short-term financing of $116,000.
The Company has scheduled interest and principal payments under its debt obligations of approximately $1,209,000 during the next 12 months. The Company believes that its cash on hand, cash flow from operations, and other cash resources are adequate to meet its scheduled debt obligations and working capital requirements during the next 12 months. See additional discussion below related to commitments.
The Company as of March 31, 2021 had shareholders’ equity of $23,844,000, working capital of $4,163,000 and total assets of $44,047,000.

Commitments
On December 20, 2018, the Company signed Second Amendments to two System Build Agreements for the Company’s second and third Mevion PBRT units. The Company and Mevion have agreed to upgrade the second and third PBRT units for which the Company has purchase commitments. The Company is actively seeking sites for these units but, to date, has not entered into agreements with any party for either placement of a PBRT unit or the related financing. The Company projects that it will be required to commence delivery of the second and third PBRT units no later than 2023. In the event the Company is unable to enter into customer agreements within the requisite time frame or receive an extension from Mevion, the Company could forfeit its deposits. As of March 31, 2021, the Company had commitments, after deposits, to purchase two MEVION S250i PBRT systems for $34,000,000.
As of March 31, 2021, the Company had commitments to perform one Cobalt-60 reload and install four Leksell Gamma Knife Icon Systems (“Icon”) at existing customer sites, and purchase two Linear Accelerator (“LINAC”) systems, one to be placed at an existing customer site and one at a new customer site. The Company also has a commitment to upgrade the Gamma Knife unit at it's stand-alone facility in Ecuador to a Perfexion. The Cobalt-60 reload, Icon upgrades, and LINAC purchases are scheduled to occur between 2022 and 2023. The Company expects to upgrade the equipment in Ecuador in the third quarter of 2021. The Company has a commitment from DFC to finance this upgrade. Total Gamma Knife and LINAC commitments as of March 31, 2021 were $10,860,000. It is the Company’s intent to finance these commitments. There are no significant cash requirements, pending financing, for these commitments in the next 12 months. There can be no assurance that financing will be available for the Company’s current or future projects, or at terms that are acceptable to the Company.
On July 21, 2017, the Company entered into a Maintenance and Support Agreement (the “Mevion Service Agreement”) with Mevion, which provides for maintenance and support of the Company’s PBRT unit at Orlando Health. The Mevion Service Agreement began September 5, 2017, was amended in 2018, and renews annually over a five year period. The agreement requires an annual prepayment of $1,572,000 for the current contractual period. This payment portion was recorded as a prepaid contract and will be amortized over the one-year service period.
As of March 31, 2021, the Company had commitments to service and maintain its Gamma Knife and PBRT equipment. The service commitments are carried out via contracts with Mevion, Elekta and Mobius Imaging, LLC. In addition, in April 2019, the Company signed agreements to service the Icon upgrades which will be installed at various dates between 2021 and 2022. The Company’s commitments to purchase two LINAC systems also include a 9-year and 5-year agreement to service the equipment, respectively. Total service commitments as of March 31, 2021 were $10,272,000. The Gamma Knife and certain other service contracts are paid monthly, as service is performed. The Company believes that cash flow from cash on hand and operations will be sufficient to cover these payments.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
The Company does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage or prepayment features. The Company does not have affiliation with partnerships, trusts or other entities whose purpose is to facilitate off-balance sheet financial transactions or similar arrangements, and therefore has no exposure to the financing, liquidity, market or credit risks associated with such entities. At March 31, 2021, the Company had no significant long-term, market-sensitive investments.

Item 4.    Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and our president and chief operating and financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the company and its subsidiaries is communicated to the chief executive officer and the chief financial officer. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the chief executive officer and the chief financial officer, and recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
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
There were no changes in our internal control over financial reporting during the three-months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.
None.
Item 1A.    Risk Factors
There were no material changes during the period covered in this report to the risk factors previously disclosed in Part 1, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information.
None.

Item 6.    Exhibit Index

Incorporated by reference herein
Exhibit Number		Description	Form	Exhibit	Date
10.1	#	Amendment Two to Equipment Lease Agreement (Reload) dated as of October 7, 2020 between GK Financing, LLC and Northern Westchester Hospital Association.
10.2	*	Amendment One to Leksell Gamma Knife Perfexion Purchased Services Agreement dated as of March 27, 2014 between GKF Financing, LLC and PeaceHealth Sacred Heart Medical Center at Riverbend.
10.3		Credit Agreement dated as of April 9, 2021 among American Shared Hospital Services, PBRT Orlando, LLC and GK Financing, LLC as the initial co-Borrowers, and American Shared Radiosurgery Services as the initial additional Loan Party and Fifth Third Bank, National Association, as Lender.	8-K 001-08789	10.1	4/15/2021
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14a/15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14a/15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	ǂ	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline Instance XBRL

	*	Filed herewith.
	ǂ	Furnished herewith.
	#	Portions of this exhibit (indicated therein by asterisks) have been omitted for confidential treatment.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMERICAN SHARED HOSPITAL SERVICES
Registrant

Date:	May 13, 2021	/s/ Raymond C. Stachowiak
Raymond C. Stachowiak
Chief Executive Officer

Date:	May 13, 2021	/s/ Craig K. Tagawa
Craig K. Tagawa
President, Chief Operating and Financial Officer