Form 10-Q
period 2021-06-30
AMERICAN SHARED HOSPITAL SERVICES
filed 2021-08-12
CIK 744825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021 or

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

As of August 10, 2021, there were outstanding 5,868,000 shares of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
ASSETS	June 30, 2021	December 31, 2020
Current assets:
Cash and cash equivalents	$8,319,000	$3,961,000
Restricted cash	118,000	364,000
Accounts receivable, net of allowance for doubtful accounts of $100,000 at June 30, 2021 and $100,000 at December 31, 2020	3,633,000	4,303,000

Other receivables	572,000	272,000
Prepaid expenses and other current assets	807,000	1,950,000

Total current assets	13,449,000	10,850,000

Property and equipment:
Medical equipment and facilities	72,035,000	75,657,000
Office equipment	388,000	330,000
Construction in progress	128,000	170,000
	72,551,000	76,157,000
Accumulated depreciation and amortization	(43,191,000)	(45,739,000)
Net property and equipment	29,360,000	30,418,000

Land	19,000	19,000
Goodwill	1,265,000	1,265,000
Right of use assets	737,000	886,000
Intangible asset	78,000	78,000
Other assets	75,000	137,000

Total assets	$44,983,000	$43,653,000

LIABILITIES AND SHAREHOLDERS' EQUITY	June 30, 2021	December 31, 2020
Current liabilities:
Accounts payable	$584,000	$683,000
Employee compensation and benefits	415,000	405,000
Other accrued liabilities	2,018,000	2,045,000
Asset retirement obligations	652,000	1,270,000
Income taxes payable	115,000	373,000
Working capital payment due	178,000	197,000

Current portion of lease liabilities	311,000	305,000
Current portion of long-term debt, net	893,000	1,157,000
Current portion of finance leases	-	5,945,000

Total current liabilities	5,166,000	12,380,000

Long-term lease liabilities, less current portion	426,000	581,000
Long-term debt, net, less current portion	15,148,000	3,440,000
Long-term finance leases, less current portion	-	2,974,000
Deferred revenue, less current portion	175,000	210,000

Deferred income taxes	354,000	418,000

Shareholders' equity:
Common stock, no par value (10,000,000 authorized; 5,868,000 and 5,791,000 shares issued and outstanding at June 30, 2021 and at December 31, 2020	10,758,000	10,753,000
Additional paid-in capital	7,227,000	7,024,000
Retained earnings	1,439,000	1,497,000
Total equity-American Shared Hospital Services	19,424,000	19,274,000
Non-controlling interests in subsidiaries	4,290,000	4,376,000
Total shareholders' equity	23,714,000	23,650,000

Total liabilities and shareholders' equity	$44,983,000	$43,653,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenues	$4,476,000	$3,991,000	$8,840,000	$8,559,000

Costs of revenue:

Maintenance and supplies	651,000	553,000	1,323,000	1,186,000

Depreciation and amortization	1,244,000	1,637,000	2,442,000	3,284,000

Other direct operating costs	974,000	894,000	2,034,000	1,788,000

	2,869,000	3,084,000	5,799,000	6,258,000

Gross margin	1,607,000	907,000	3,041,000	2,301,000

Selling and administrative expense	1,090,000	1,210,000	2,174,000	2,421,000

Interest expense	165,000	267,000	425,000	549,000

Operating income (loss)	352,000	(570,000)	442,000	(669,000)

(Loss) on extinguishment of debt	(401,000)	-	(401,000)	-

Interest and other (loss) income	(2,000)	1,000	1,000	4,000

(Loss) income before income taxes	(51,000)	(569,000)	42,000	(665,000)

Income tax (benefit)	(24,000)	(130,000)	(18,000)	(158,000)

Net (loss) income	(27,000)	(439,000)	60,000	(507,000)
Less: Net (income) attributable to non-controlling interest	(60,000)	(44,000)	(118,000)	(111,000)

Net (loss) attributable to American Shared Hospital Services	$(87,000)	$(483,000)	$(58,000)	$(618,000)

Net (loss) per share:

(Loss) per common share - basic	$(0.01)	$(0.08)	$(0.01)	$(0.10)

(Loss) per common share - diluted	$(0.01)	$(0.08)	$(0.01)	$(0.10)

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(Unaudited)

	FOR THE THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 2021 AND 2020
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Sub-Total ASHS	Non-controlling Interests in Subsidiaries	Total

Balances at January 1, 2020	5,817,000	$10,753,000	$6,725,000	$8,555,000	$26,033,000	$5,778,000	$31,811,000

Stock-based compensation expense	-	-	56,000	-	56,000	-	56,000

Restricted common shares returned to the plan	(129,000)	-	-	-	-	-	-

Cash distributions to non-controlling interests	-	-	-	-	-	(326,000)	(326,000)

Net (loss) income	-	-	-	(135,000)	(135,000)	67,000	(68,000)

Balances at March 31, 2020	5,688,000	10,753,000	6,781,000	8,420,000	25,954,000	5,519,000	31,473,000

Stock-based compensation expense	3,000	-	53,000	-	53,000	-	53,000

Cash distributions to non-controlling interests	-	-	-	-	-	(114,000)	(114,000)

Net (loss) income	-	-	-	(483,000)	(483,000)	44,000	(439,000)

Balances at June 30, 2020	5,691,000	$10,753,000	$6,834,000	$7,937,000	$25,524,000	$5,449,000	$30,973,000

Balances at January 1, 2021	5,791,000	$10,753,000	$7,024,000	$1,497,000	$19,274,000	$4,376,000	$23,650,000

Stock-based compensation expense	10,000	-	107,000	-	107,000	-	107,000

Net income	-	-	-	29,000	29,000	58,000	87,000

Balances at March 31, 2021	5,801,000	10,753,000	7,131,000	1,526,000	19,410,000	4,434,000	23,844,000

Stock-based compensation expense	62,000	-	96,000	-	96,000	-	96,000

Options exercised	5,000	5,000	-	-	5,000	-	5,000

Cash distributions to non-controlling interests	-	-	-	-	-	(204,000)	(204,000)

Net (loss) income	-	-	-	(87,000)	(87,000)	60,000	(27,000)

Balances at June 30, 2021	5,868,000	$10,758,000	$7,227,000	$1,439,000	$19,424,000	$4,290,000	$23,714,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net income (loss)	$60,000	$(507,000)

Adjustments to reconcile net income (loss) to net cash from operating activities (excluding assets acquired and liabilities assumed):

Depreciation and amortization	2,509,000	3,347,000

Amortization of debt issuance costs	14,000	-

Loss on extinguishment of debt	401,000	-

Non cash lease expense	149,000	143,000

Deferred income taxes	(64,000)	(158,000)

Stock-based compensation expense	203,000	109,000

Interest expense associated with lease liabilities	22,000	39,000

Changes in operating assets and liabilities:

Receivables	335,000	2,288,000

Prepaid expenses and other assets	1,086,000	1,206,000

Asset retirement obligations	(562,000)	-

Accounts payable, accrued liabilities and deferred revenue	97,000	638,000

Income taxes	(252,000)	(82,000)

Lease liabilities	(171,000)	(182,000)

Net cash provided by operating activities	3,827,000	6,841,000

Investing activities:
Payment for purchase of property and equipment	(229,000)	(242,000)

Payment for acquisition, net of cash acquired	-	(1,568,000)

Net cash used in investing activities	(229,000)	(1,810,000)

Financing activities:
Principal payments on long-term debt	(3,254,000)	(1,062,000)

Principal payments on finance leases	(8,919,000)	(1,981,000)

Principal payments on short-term financing	(294,000)	(343,000)

Distributions to non-controlling interests	(204,000)	(440,000)

Proceeds from long-term debt financing, net of property and equipment acquired	13,897,000	-

Proceeds from financing for acquisition	-	1,425,000

Prepayment penalties	(401,000)	-

Debt issuance costs long-term debt	(316,000)	-

Proceeds from options exercised	5,000	-

Net cash provided by (used in) financing activities	514,000	(2,401,000)

Net change in cash, cash equivalents, and restricted cash	4,112,000	2,630,000

Cash, cash equivalents, and restricted cash at beginning of period	4,325,000	1,779,000

Cash, cash equivalents, and restricted cash at end of period	$8,437,000	$4,409,000

Supplemental cash flow disclosure:
Cash paid during the period for:

Interest	$425,000	$549,000

Income taxes paid	$557,000	$71,000

Schedule of non-cash investing and financing activities
Lease reassessment right of use assets and lease liabilities	$-	$67,000

Right of use assets and lease liabilities	$-	$135,000

Interest capitalized to property and equipment	$-	$65,000

Acquisition of equipment with long-term debt financing	$1,103,000	$1,184,000

Acquisition of insurance with short-term financing	$-	$45,000

First working capital payment related to acquisition, withholding taxes	$-	$515,000

Estimated subsequent working capital payment for acquisition	$-	$354,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.    Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for the fair presentation of American Shared Hospital Services’ consolidated financial position as of June 30, 2021, the results of its operations for the three and six-month periods ended June 30, 2021 and 2020, and the cash flows for the three and six-month periods ended June 30, 2021 and 2020. The results of operations for the three and six-months ended June 30, 2021 are not necessarily indicative of results on an annualized basis. Consolidated balance sheet amounts as of December 31, 2020 have been derived from audited consolidated financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2020 included in American Shared Hospital Services’ Annual Report on Form 10-K filed with the Securities and Exchange Commission.

These condensed consolidated financial statements include the accounts of American Shared Hospital Services and its subsidiaries (the “Company”) as follows: the Company wholly-owns the subsidiaries American Shared Radiosurgery Services (“ASRS”), PBRT Orlando, LLC (“Orlando”), and OR21, Inc.; the Company is the majority owner of Long Beach Equipment, LLC (“LBE”); ASRS is the majority-owner of GK Financing, LLC (“GKF”) which wholly-owns the subsidiary Instituto de Gamma Knife del Pacifico S.A.C. (“GKPeru”) and HoldCo GKC S.A. (“HoldCo”). GKF is the majority owner of the subsidiaries Albuquerque GK Equipment, LLC (“AGKE”) and Jacksonville GK Equipment, LLC (“JGKE”). GKF acquired Gamma Knife Center Ecuador S.A. (“GKCE”) through HoldCo in June 2020.

The Company (through ASRS) and Elekta AB, the manufacturer of the Gamma Knife (through its wholly-owned United States subsidiary, GKV Investments, Inc.), entered into an operating agreement and formed GKF. As of June 30, 2021, GKF provides Gamma Knife units to thirteen medical centers in the United States in the states of Arkansas, California, Florida, Illinois, Indiana, Mississippi, Nebraska, New Mexico, New York, Ohio, Oregon, and Texas. GKF also owns and operates single-unit Gamma Knife facilities in Lima, Peru and Guayaquil, Ecuador. The Company through its wholly-owned subsidiary, Orlando, provided proton beam radiation therapy (“PBRT”) and related equipment to a customer in the United States.

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

On June 12, 2020, GKF purchased approximately 98% of the total outstanding shares of GKCE, from GKCE’s majority shareholders (the “Acquisition”). As of June 30, 2021, the Company had acquired approximately 99.3% of the total outstanding shares of GKCE. The base purchase price for the Acquisition, including acquisition of the minority shares was approximately $2,000,000. This purchase price was paid with $575,000 in cash and a $1,425,000 loan from the United States International Development Finance Corporation (“DFC”). The purchase price was subject to certain post-closing adjustments, including adjustment for GKCE's working capital and excess cash, totaling $883,000. The DFC loan is denominated in U.S. dollars, which is also the currency of Ecuador. See “Note 9. GKCE Acquisition” for further discussion.

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

The COVID-19 pandemic, the resulting recession in the United States and its follow-on effects have impacted and will likely continue to impact business activity across industries, including the Company’s. During 2020, due to factors related to the COVID-19 pandemic such as delays in service at medical facilities and restrictions imposed by government agencies, and the Company’s customers in response to the spread of COVID-19, the Company experienced some delays in delivering certain Gamma Knife procedures and PBRT treatments. Similarly, the Company’s ability to conduct commercial efforts with its customers have been and are likely to continue to be disrupted as customers have turned their focus to dealing with the impact of the COVID-19 pandemic on their operations and have restricted access to their sites in efforts to contain the spread of the virus. The global nature of the pandemic has resulted in authorities implementing numerous measures designed to contain the virus, including travel bans and restrictions, border closures, quarantines, shelter-in-place orders, business limitations and shutdowns. The prioritization of COVID-19 treatment and containment has resulted in delays in decisions by the Company’s customers and their patients, obstacles to the Company’s ability to market and deliver its services, declines in treatment volumes and adverse impacts to revenues for both Gamma Knife procedures and PBRT treatments. As a result of the pandemic and related governmental actions, Gamma Knife procedures and PBRT treatments, which currently make up all of the Company’s revenue, may be impacted differently at each of the Company’s various locations and may take longer to recover than other areas of the economy, which may have a material impact on the Company's business. However, during the three-month period ended June 30, 2021, the Company's domestic Gamma Knife procedure volume returned to pre-pandemic levels. The Company’s Gamma Knife operations in Latin America have experienced a decline in procedures due to the COVID-19 pandemic, but during during the three-month period ended June 30, 2021, Gamma Knife procedures in Latin America were strong however still below pre-pandemic levels. The Company's PBRT business continues to be impacted by COVID-19 as treatment volumes continue to decline from pre-pandemic levels. As the COVID-19 pandemic evolves and new strains of the virus develop, additional impacts may arise that we are not aware of currently.

Based on the guidance provided in accordance with ASC 280 Segment Reporting (“ASC 280”), the Company analyzed its subsidiaries which are all in the business of leasing radiosurgery and radiation therapy equipment to healthcare providers, and concluded there are two reportable segments, domestic and foreign. The Company provides Gamma Knife and PBRT equipment to fourteen hospitals in the United States and owns and operates two single-unit facilities in Lima, Peru and Guayaquil, Ecuador as of June 30, 2021. The Company determined two reportable segments existed due to similarities in economics of business operations and geographic location. The operating results of the two reportable segments are reviewed by the Company’s CEO and President, Chief Operating and Financial Officer, who are also deemed the Company’s Chief Operating Decision Makers. As of June 30, 2020, the Company had one reportable segment. Following the Company's acquisition of GKCE in June 2020, the Company concluded it had two reportable segments.

The revenues and profit or loss, allocations for the Company's two reportable segments as of June 30, 2021 consists of the following:

June 30, 2021
Revenues
Domestic	$7,415,000
Foreign	1,425,000
Total	$8,840,000

Profit or (loss)
Domestic	$(35,000)
Foreign	(23,000)
Total	$(58,000)

Note 2.    Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation for Gamma Knife units and other equipment is determined using the straight-line method over the estimated useful lives of the assets, which for medical and office equipment is generally 3 – 10 years, and after accounting for salvage value on the equipment where indicated. As of April 1, 2021, the Company reduced its estimate for salvage value for nine of its Gamma Knife units. The net effect of this change in estimate for the three-month period ended June 30, 2021, was a decrease in net income of approximately $114,000 or $0.02 per diluted share. This change in estimate will also impact future periods. Salvage value is based on the estimated fair value of the equipment at the end of its useful life.

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

The following table summarizes property and equipment as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020

Medical equipment and facilities	$72,035,000	$75,657,000
Office equipment	388,000	330,000
Construction in progress	128,000	170,000

	72,551,000	76,157,000
Accumulated depreciation	(43,191,000)	(45,739,000)

Net property and equipment	$29,360,000	$30,418,000

As of June 30, 2021, approximately $2,937,000 of the net property and equipment balance is outside of the United States.

Note 3.    Long-Term Debt Financing

On April 9, 2021 the Company entered into a five year $22,000,000 credit agreement with Fifth Third Bank, N.A. (the “Credit Agreement”). The Credit Agreement includes three loan facilities. The first facility is a $9,500,000 term loan of which $6,774,000 was used to refinance the domestic Gamma Knife debt and finance leases, and associated closing costs, $1,665,000 was used to finance two Gamma Knife reloads and to pay for the unload costs for two customer contracts in the first quarter of 2021, with the remaining $1,061,000 available for future projects. The second loan facility of $5,500,000 was used to refinance the Company's PBRT finance leases and associated closing costs of $5,026,000 as well as to provide additional working capital. The third loan facility provides for a $7,000,000 revolving line of credit available for future projects and general corporate purposes. The facilities have a five-year maturity and carry a floating interest of LIBOR plus 3.0% and are collateralized by a blanket lien on substantially all of the Company's assets. On December 31, 2021, LIBOR will officially be phased out.  The Company will work with Fifth Third Bank to determine an alternative base rate.  The Company recorded a loss on extinguishment of $401,000 for the three-month period ended  June 30, 2021, related to the prepayment penalties charged by the existing lenders.  The Company capitalized debt issuance costs of $310,000 related to legal and transaction fees for the Credit Agreement for the three-month period ended  June 30, 2021.

The Credit Agreement contains customary covenants and representations, including without limitation, a minimum fixed charge coverage ratio of 1.25 and maximum funded debt to EBITDA ratio of 3.0 to 1.0 (tested on a trailing twelve-month basis at the end of each fiscal quarter), reporting obligations, limitations on dispositions, changes in ownership, mergers and acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and capital expenditures.

The Company’s loan with DFC for the Acquisition was obtained through the Company’s wholly-owned subsidiary, HoldCo and is guaranteed by GKF. As of June 30, 2021, long-term debt on the Condensed Consolidated Balance Sheets was $16,041,000.

The following are contractual maturities of long-term debt by year as of   June 30, 2021 excluding debt issuance costs of $329,000:

Year ending December 31,	Principal
2021 (excluding the six-months ended June 30, 2021)	$485,000
2022	1,344,000
2023	1,719,000
2024	2,094,000
2025	2,469,000
Thereafter	8,259,000
$16,370,000

 Note 4.    Finance Leases

The Company's finance lease obligations were refinanced by long-term debt on April 9, 2021.  See further details on the refinancing under Note 3 - Long-Term Debt Financing.

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

The Company’s lessee operating leases are accounted for as right-of-use (“ROU”) assets, other current liabilities, and lease liabilities on the condensed consolidated balance sheets. Operating lease ROU assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company’s operating lease contracts do not provide an implicit rate for calculating the present value of future lease payments. The Company determined its incremental borrowing rate, to be in the range of approximately 4.0% and 6.0%, by using available market rates and expected lease terms. The operating lease ROU assets and liabilities also include any lease payments made and excludes lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company’s lessee operating lease agreements are for administrative office space and related equipment, and the agreement to lease clinic space for its stand-alone facility in Lima, Peru. These leases have remaining lease terms between 2 and 3 years, some of which include options to renew or extend the lease. As of June 30, 2021, operating ROU assets and liabilities were $737,000.

The following table summarizes maturities of lessee operating lease liabilities as of June 30, 2021:

Year ending December 31,	Operating Leases

2021 (excluding the six-months ended June 30, 2021)	$175,000
2022	353,000
2023	248,000
2024	8,000

Total lease payments	784,000
Less imputed interest	(47,000)
Total	$737,000

Note 6.    Per Share Amounts

Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding. Based on the guidance provided in accordance with ASC 260 Earnings Per Share (“ASC 260”), potentially dilutive common stock equivalents, such as diluted stock options, are not considered when their inclusion in reporting earnings per share would be dilutive to reported losses incurred per share. Because the Company reported a loss for the three and six-month periods ended June 30, 2021, the potentially dilutive effects of approximately 48,000 and 42,000, of the Company’s stock options and 21,000 and 21,000, respectively, of the Company's unvested restricted stock awards were not considered for the reporting periods.

The following table sets forth the computation of basic and diluted earnings per share for the three and six-month periods ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net (loss) attributable to American Shared Hospital Services	$(87,000)	$(483,000)	$(58,000)	$(618,000)

Weighted average common shares for basic earnings per share	5,802,000	6,008,000	5,801,000	6,066,000
Diluted effect of stock options and restricted stock awards	-	69,000	-	69,000
Weighted average common shares for diluted earnings per share	5,802,000	6,077,000	5,801,000	6,135,000

Basic (loss) per share	$(0.01)	$(0.08)	$(0.01)	$(0.10)
Diluted (loss) per share	$(0.01)	$(0.08)	$(0.01)	$(0.10)

Note 7.    Stock-based Compensation

In June 2021, the Company’s shareholders approved an amendment and restatement of the Company’s Incentive Compensation Plan (the “Plan”), that among other things, increases the number of shares of the Company’s common stock reserved for issuance under the Plan to 2,580,000. The Plan provides that the shares reserved under the Plan are available for issuance to officers of the Company, other key employees, non-employee directors, and advisors. No further grants or share issuances will be made under the previous plans. Also in June 2021, the Company’s shareholders approved an amendment and restatement of the Plan in order to extend the term of the Plan by five years to February 22, 2027.

Stock-based compensation expense associated with the Company’s stock options to employees is calculated using the Black-Scholes valuation model. The Company’s stock awards have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates. The estimated fair value of the Company’s option grants is estimated using assumptions for expected life, volatility, dividend yield, and risk-free interest rate which are specific to each award. The estimated fair value of the Company’s options is expensed over the period during which an employee is required to provide service in exchange for the award (requisite service period), usually the vesting period. Accordingly, stock-based compensation cost before income tax effect for the Company’s options and restricted stock awards in the amount of $96,000 and $203,000 is reflected in net (loss) for the three and six-month periods ended June 30, 2021, compared to $53,000 and $109,000 in the same periods of the prior year, respectively. At June 30, 2021, there was approximately $6,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. This cost is expected to be recognized over a period of approximately three years.

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

The following table summarizes stock option activity for the six-month periods ended June 30, 2021 and 2020:

	Stock Options	Grant Date Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Intrinsic Value
Outstanding at January 1, 2021	417,000	$2.79	1.61	$2,000
Granted	6,000	$2.92	7.00	$-
Exercised	(22,000)	$2.65	-	$-
Forfeited	(7,000)	$2.51	-	$-
Outstanding at June 30, 2021	394,000	$2.80	1.16	$15,000
Exercisable at June 30, 2021	383,000	$2.80	1.02	$-

Outstanding at January 1, 2020	450,000	$2.78	2.44	$27,000
Granted	10,000	$1.88	7.00	$-
Forfeited	(40,000)	$2.58	-	$-
Outstanding at June 30, 2020	420,000	$2.78	2.12	$-
Exercisable at June 30, 2020	397,000	$2.81	1.93	$-

Note 8.    Income Taxes

The Company generally calculates its effective income tax rate at the end of an interim period using an estimate of the annualized effective income tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate of the annualized effective income tax rate cannot be made, the Company computes its provision for income taxes using the actual effective income tax rate for the results of operations reported within the year-to-date periods. The Company’s effective income tax rate is highly influenced by relative income or losses reported and the amount of the nondeductible stock-based compensation associated with grants of its common stock options and from the results of foreign operations. A small change in estimated annual pretax income (loss) can produce a significant variance in the annualized effective income tax rate given the expected amount of these items. As a result, the Company has computed its provision for income taxes for the three and six-month periods ended June 30, 2021 and 2020 by applying the actual effective tax rates to income or (loss) reported within the condensed consolidated financial statements through those periods.

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

The Acquisition has been accounted for according to ASC 805 Business Combinations (“ASC 805”) using the acquisition method of accounting. Under the acquisition method of accounting, all assets acquired, including goodwill and other intangible assets, should be stated at fair value at the time of acquisition. The measurement period for the acquisition of GKCE ended June 12, 2021.  As of June 30, 2021, the allocation of purchase price consideration and the Company's analysis of fair value of certain tangible, intangible assets, and residual goodwill was complete. As of June 30, 2021, accounting for the Closing Date accounts receivable balances, allowance on the uncollected accounts receivable balances, and related liabilities, was complete.

The following table summarizes the fair value of assets acquired and liabilities assumed at the date of acquisition:

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

The following table summarizes the fair value of the tangible assets acquired at the date of acquisition:

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

This quarterly report to the Securities and Exchange Commission may be deemed to contain certain forward-looking statements with respect to the financial condition, results of operations and future plans of American Shared Hospital Services (including statements regarding the expected continued treatment growth of the Company's MEVION S250 system, the expansion of the Company’s PBRT business, the timing and expansion of treatments by new Gamma Knife systems, the Company's expansion into new markets and the Company's acquisitions and potential market segments for its services, which involve risks and uncertainties including, but not limited to, the risks of economic and market conditions, the risks of variability of financial results between quarters, the risks of the Gamma Knife and radiation therapy businesses, the risks of developing The Operating Room for the 21st Century program, the risks of changes to CMS reimbursement rates or reimbursement methodology, the risks of the timing, financing, and operations of the Company’s PBRT business, the risks of the COVID-19 pandemic and its effect on the Company’s business operations and financial condition, the risk of expanding within or into new markets, and the risk that the integration or continued operation of acquired businesses could adversely affect financial results and the risk that current and future acquisitions may negatively affect the Company's financial position. Further information on potential factors that could affect the financial condition, results of operations and future plans of American Shared Hospital Services is included in the filings of the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and the definitive Proxy Statement for the Annual Meeting of Shareholders held on June 25, 2021.

The Company recognizes revenues under ASC 842 and ASC 606 Revenue from Contracts with Customers (“ASC 606”). The Company had thirteen Gamma Knife units and one PBRT system, and seventeen Gamma Knife units and one PBRT system in operation in the United States as of June 30, 2021 and 2020, respectively. Three of the Company’s customer contracts are through subsidiaries where GKF or its subsidiary is the majority owner and managing partner. Six of the Company’s thirteen current Gamma Knife customers are under fee-per-use contracts, and seven customers are under retail arrangements. The Company, through GKF, also owns and operates two single-unit, international Gamma Knife facilities in Lima, Peru and Guayaquil, Ecuador. These two units economically function similarly to the Company’s turn-key retail arrangements. The Company’s PBRT system at Orlando Health – UF Health Cancer Center (“Orlando Health”) is also considered a retail arrangement.

Rental income from medical services – The Company recognizes revenues under ASC 842 when services have been rendered and collectability is reasonably assured, on either a fee per use or revenue sharing basis. The terms of the contracts do not contain any guaranteed minimum payments. The Company’s contracts are typically for a ten-year term and are classified as either fee per use or retail. Retail arrangements are further classified as either turn-key or revenue sharing. Revenues from fee per use contracts is determined by each hospital’s contracted rate. Revenues are recognized at the time the procedures are performed, based on each hospital’s contracted rate and the number of procedures performed. Under revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital. The amount the Company expects to receive is recorded as revenue and estimated based on historical experience. Revenue estimates are reviewed periodically and adjusted as necessary. Under turn-key arrangements, the Company receives payment from the hospital at an agreed upon percentage share of the hospital’s reimbursement from third party payors, and the Company is responsible for paying all the operating costs of the equipment. Operating costs are determined primarily based on historical treatment protocols and cost schedules with the hospital. The Company records an estimate of operating costs which are reviewed on a regular basis and adjusted as necessary to more accurately reflect the actual operating costs. For turn-key sites, the Company also shares a percentage of net operating profit. The Company records an estimate of net operating profit based on estimated revenues, less estimated operating costs. The operating costs and estimated net operating profit are recorded as other direct operating costs in the condensed consolidated statement of operations. For the three and six-month periods ended June 30, 2021 the Company recognized revenues of approximately $3,716,000 and $7,415,000 compared to $3,765,000 and $8,104,000 for the same periods in the prior year, respectively, under ASC 842.

Patient income – The Company has stand-alone facilities in Lima, Peru and Guayaquil, Ecuador, where a contract exists between the Company’s facilities and the individual patient treated at the facility. Under ASC 606, the Company acts as the principal in this transaction and provides, at a point in time, a single performance obligation, in the form of a Gamma Knife treatment. Revenue related to a Gamma Knife treatment is recognized on a gross basis at the time when the patient receives treatment. There is no variable consideration present in the Company’s performance obligation and the transaction price is agreed upon per the stated contractual rate. GKPeru’s payment terms are typically prepaid for self-pay patients and insurance provider payments are paid net 30 days. GKCE’s patient population is primarily covered by a government payor and payments are paid approximately 30 to 60 days upon invoice. The Company did not capitalize any incremental costs related to the fulfillment of its customer contracts. Accounts receivable earned by GKPeru and GKCE were not significant for thethree and six-month periods ended June 30, 2021 and 2020.  For the three and six-month periods ended June 30, 2021 the Company recognized revenues of approximately $760,000 and $1,425,000 compared to $226,000 and $456,000 for the same periods in the prior year, respectively, under ASC 606.

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

The COVID-19 pandemic, the resulting recession in the United States and its follow-on effects have impacted and will likely continue to impact business activity across industries, including the Company’s. During 2020, due to factors related to the COVID-19 pandemic such as delays in service at medical facilities and restrictions imposed by government agencies, and the Company’s customers in response to the spread of COVID-19, the Company experienced some delays in delivering certain Gamma Knife procedures and PBRT treatments. Similarly, the Company’s ability to conduct commercial efforts with its customers have been and are likely to continue to be disrupted as customers have turned their focus to dealing with the impact of the COVID-19 pandemic on their operations and have restricted access to their sites in efforts to contain the spread of the virus. The global nature of the pandemic has resulted in authorities implementing numerous measures designed to contain the virus, including travel bans and restrictions, border closures, quarantines, shelter-in-place orders, business limitations and shutdowns. The prioritization of COVID-19 treatment and containment has resulted in delays in decisions by the Company’s customers and their patients, obstacles to the Company’s ability to market and deliver its services, declines in treatment volumes and adverse impacts to revenues for both Gamma Knife procedures and PBRT treatments. As a result of the pandemic and related governmental actions, Gamma Knife procedures and PBRT treatments, which currently make up all of the Company’s revenue, may be impacted differently at each of the Company’s various locations and may take longer to recover than other areas of the economy, which may have a material impact on the Company's business. However, during the three-month period ended June 30, 2021, the Company's domestic Gamma Knife procedure volume returned to pre-pandemic levels. The Company’s Gamma Knife operations in Latin America have experienced a decline in procedures due to the COVID-19 pandemic, but during during the three-month period ended June 30, 2021, Gamma Knife procedures in Latin America were strong however still below pre-pandemic levels. The Company's PBRT business continues to be impacted by COVID-19 as treatment volumes continue to decline from pre-pandemic levels. As the COVID-19 pandemic evolves and new strains of the virus develop, additional impacts may arise that we are not aware of currently.

The impact of the COVID-19 pandemic for the three and six-month periods ended June 30, 2021 and 2020 has varied by location based on the stage of containment and actions by government agencies. The impact on treatments and costs in the three and six-month periods ended June 30, 2021 and 2020 did not appear material for the Gamma Knife. The COVID-19 pandemic appears to have had a greater impact on PBRT fractions for the three and six-month periods ended June 30, 2021 and 2020.

Revenues increased by $485,000 and $281,000 to$4,476,000 and $8,840,000, for the three and six-month periods ended June 30, 2021 compared to $3,991,000 and $8,559,000 for the same periods in the prior year, respectively.

Revenues generated from the Company’s PBRT system increased by $148,000 and $3,000 to $1,549,000 and $3,080,000 for the three and six-month periods ended June 30, 2021 compared to $1,401,000 and $3,077,000 for the same periods in the prior year, respectively. The increase in PBRT revenues for the three and six-month periods ended June 30, 2021 was due to a higher average reimbursement for the periods.

The number of PBRT fractions decreased by 242 and 687 to 1,109 and 2,340 for the three and six-month periods ended June 30, 2021 compared to 1,351 and 3,027 for the same periods in the prior year, respectively. The decrease in PBRT volume for the three and six-month periods ended June 30, 2021 was primarily due to the continued impact from the COVID-19 pandemic. The Company's PBRT system also experienced some down-time for maintenance during the six-month period ended June 30, 2021.

Gamma Knife revenues increased $337,000 and $337,000 to $2,927,000 and $5,819,000 for the three and six-month periods ended June 30, 2021 compared to $2,590,000 and $5,482,000 for the same periods in the prior year, respectively. For the three and six-month periods ended June 30, 2021, the increase in Gamma Knife revenue was due to an increase in procedures and average reimbursement. The increase in average reimbursement was partially driven by the Company’s contract that expired in the fourth quarter of 2020, which was reimbursed at a lower rate, and an increase in the average rate at the Company’s retail sites.

The number of Gamma Knife procedures increased by 26 and 5 to 376 and 731 for the three and six-month periods ended June 30, 2021 compared to 350 and 726 for the same periods in the prior year, respectively. The increase in Gamma Knife procedures for the three and six-month periods ended June 30, 2021 was primarily due to the acquisition of GKCE in June 2020 offset by the expiration of one contract in the fourth quarter of 2020 and another contract in the first quarter of 2021.

The Company’s contract for IGRT equipment and related equipment services expired in April 2020. As of March 31, 2021, the Company reviewed its estimate of related revenues and accounts receivable and determined the amount should be $0 and wrote off the balance of $59,000.

Total costs of revenue decreased by $215,000 and $459,000 to $2,869,000 and $5,799,000 for the three and six-month periods ended June 30, 2021 compared to $3,084,000 and $6,258,000 for the same periods in the prior year, respectively.

Maintenance and supplies increased by $98,000 and $137,000 to $651,000 and $1,323,000 for the three and six-month periods ended June 30, 2021 compared to $553,000 and $1,186,000 for the same periods in the prior year, respectively. The increase in maintenance and supplies for the three and six-month periods ended June 30, 2021 was primarily due to a maintenance contract for one of the Company's Gamma Knife Icon upgrades which commenced in the fourth quarter of 2020.

Depreciation and amortization decreased by $393,000 and $842,000 to $1,244,000 and $2,442,000 for the three and six-month periods ended June 30, 2021 compared to $1,637,000 and $3,284,000 for the same periods in the prior year, respectively. The decrease in depreciation and amortization for the three and six-month periods ended June 30, 2021 was primarily due to the expiration of one contract in the fourth quarter of 2020 and another contract in the first quarter of 2021. In addition, the Company determined some of its Gamma Knife equipment was impaired as of December, 31, 2020 and the related equipment values were written off for the year-ended.  Therefore, there was no depreciation expense incurred on this equipment for the three and six-month periods ended June 30, 2021. As of April 1, 2021, the Company reduced its estimate for salvage value for nine of its Gamma Knife units. The net effect of this change in estimate for the three-month period ended June 30, 2021, was a decrease in net income of approximately $114,000 or $0.02 per diluted share. Salvage value is based on the estimated fair value of the equipment at the end of its useful life.  This change in estimate will also impact future periods.

Other direct operating costs increased by $80,000 and $246,000 to $974,000 and $2,034,000 for the three and six-month periods ended June 30, 2021 compared to $894,000 and $1,788,000 for the same periods in the prior year, respectively. The increase in other direct operating costs for the three and six-month periods ended June 30, 2021 was driven by the operating costs of GKCE which was acquired in June 2020.

Selling and administrative costs decreased by $120,000 and $247,000 to $1,090,000 and $2,174,000 for the three and six-month periods ended June 30, 2021 compared to $1,210,000 and $2,421,000 for the same periods in the prior year, respectively. The decrease for the three and six-month periods ended June 30, 2021, was due to legal fees and accounting, and, tax, legal and other consulting fees related the Company’s acquisition of GKCE incurred in the prior period.

Interest expense decreased by $102,000 and $124,000 to $165,000 and $425,000 for the three and six-month periods ended June 30, 2021 compared to $267,000 and $549,000 for the same periods in the prior year, respectively.   On April 9, 2021, the Company refinanced the majority of its existing debt and finance lease portfolio at a lower effective interest rate compared to the Company's historic portfolio rate, reducing interest expense.

Interest and other income was a loss of $2,000 and income of $1,000 for the three and six-month periods ended June 30, 2021 compared to income of $1,000 and $4,000 for the same periods in the prior year, respectively. Interest and other income is comprised of interest expense and interest earned.

The Company recorded a loss on the extinguishment of debt of $401,000 for the three and six-month periods ended June 30, 2021  On April 9, 2021, the Company refinanced the majority of its existing debt and finance lease portfolio with a new lender.  The prepayment penalties charged by the existing lenders of $401,000 was recorded as a loss on extinguishment during the three-month period ended June 30, 2021.

Income tax benefit decreased by $106,000 and $140,000 to a benefit of $24,000 and $18,000 for the three and six-month periods ended June 30, 2021 compared to an income tax benefit of $130,000 and $158,000 for the same periods in the prior year, respectively. The decrease in income tax benefit for the three-month period ended June 30, 2021 was due to higher taxable income attributable to GKF and the acquisition of GKCE.

Net income attributable to non-controlling interest increased by $16,000 and $7,000 to $60,000 and $118,000 for the three and six-month periods ended June 30, 2021 compared to $44,000 and $111,000 for the same periods in the prior year, respectively. Net income attributable to non-controlling interests represents net income earned by the 19% non-controlling interest in GKF, and net income of the non-controlling interests in various subsidiaries controlled by GKF. The decrease or increase in net income attributable to non-controlling interests reflects the relative profitability of GKF.

Net loss decreased by $396,000 and $560,000 to a net loss of $87,000, or $0.01 per diluted share and a net loss of $58,000 or $0.01 per diluted share for the three and six-month periods ended June 30, 2021 compared to a net loss of $483,000, or $0.08 per diluted share and a net loss of $618,000 or $0.10 per diluted share for the same periods in the prior year, respectively.  Net income for three and six-month periods ended June 30, 2021, excluding the loss on extinguishment of debt, net of the impact from minority interest and taxes, was $157,000 or $0.03 per diluted share and $186,000 or $0.03 per diluted share.  Net income increased for the three and six-month periods ended June 30, 2021 due to an increase in revenues and a decrease in depreciation expense, selling and administrative costs and interest expense.

Liquidity and Capital Resources

The Company had cash, cash equivalents and restricted cash of $8,437,000 at June 30, 2021 compared to $4,325,000 at December 31, 2020. The Company’s cash position increased by $4,112,000 primarily due to cash from operating activities of $3,827,000, proceeds from long-term debt financing of $13,897,000 and proceeds from options exercised of $5,000. This increase was offset by payment for the purchase of property and equipment of $229,000, payments on long-term debt and finance leases of $12,173,000, payments on short-term financing of $294,000, distributions to non-controlling interests of $204,000, prepayment penalties of $401,000 and debt issuance costs of $316,000.

The Company has scheduled interest and principal payments under its debt obligations of approximately $1,479,000 during the next 12 months. The Company believes that its cash on hand, cash flow from operations, and other cash resources are adequate to meet its scheduled debt obligations and working capital requirements during the next 12 months. See additional discussion below related to commitments.

The Company as of June 30, 2021 had shareholders’ equity of $23,714,000, working capital of $8,283,000 and total assets of $44,983,000.

Commitments

On December 20, 2018, the Company signed Second Amendments to two System Build Agreements for the Company’s second and third Mevion PBRT units. The Company and Mevion have agreed to upgrade the second and third PBRT units for which the Company has purchase commitments. The Company is actively seeking sites for these units but, to date, has not entered into agreements with any party for either placement of a PBRT unit or the related financing. The Company projects that it will be required to commence delivery of the second and third PBRT units no later than 2023. In the event the Company is unable to enter into customer agreements within the requisite time frame or receive an extension from Mevion, the Company could forfeit its deposits. As of June 30, 2021, the Company had commitments, after deposits, to purchase two MEVION S250i PBRT systems for $34,000,000.

As of June 30, 2021, the Company had commitments to perform one Cobalt-60 reload and install four Leksell Gamma Knife Icon Systems (“Icon”) at existing customer sites, and purchase two Linear Accelerator (“LINAC”) systems, one to be placed at an existing customer site and one at a new customer site. The Company also has a commitment to upgrade the Gamma Knife unit at its stand-alone facility in Ecuador to a Perfexion. The Cobalt-60 reload, Icon upgrades, and LINAC purchases are scheduled to occur between 2022 and 2023. The Company expects to upgrade the equipment in Ecuador between the fourth quarter of 2021 and the first quarter of 2022. The Company has a commitment from DFC to finance this upgrade. Total Gamma Knife and LINAC commitments as of June 30, 2021 were $10,860,000. It is the Company’s intent to finance these commitments. There are no significant cash requirements, pending financing, for these commitments in the next 12 months. There can be no assurance that financing will be available for the Company’s current or future projects, or at terms that are acceptable to the Company.  However, the Company currently has cash on hand of $8,437,000 and a line of credit of $7,000,000 to fund these projects.

On July 21, 2017, the Company entered into a Maintenance and Support Agreement (the “Mevion Service Agreement”) with Mevion, which provides for maintenance and support of the Company’s PBRT unit at Orlando Health. The Mevion Service Agreement began September 5, 2017, was amended in 2018, and renews annually over a five year period. The agreement requires an annual prepayment of $1,572,000 for the current contractual period. This payment portion was recorded as a prepaid contract and will be amortized over the one-year service period.  A payment of $1,649,000 is due September 2021 for the fifth and final contractual service period.

As of June 30, 2021, the Company had commitments to service and maintain its Gamma Knife and PBRT equipment. The service commitments are carried out via contracts with Mevion, Elekta and Mobius Imaging, LLC. In addition, in April 2019, the Company signed agreements to service the Icon upgrades which will be installed at various dates between 2021 and 2022. The Company’s commitments to purchase two LINAC systems also include a 9-year and 5-year agreement to service the equipment, respectively. Total service commitments as of June 30, 2021 were $10,195,000. The Gamma Knife and certain other service contracts are paid monthly, as service is performed. The Company believes that cash flow from cash on hand and operations will be sufficient to cover these payments.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage or prepayment features. The Company does not have affiliation with partnerships, trusts or other entities whose purpose is to facilitate off-balance sheet financial transactions or similar arrangements, and therefore has no exposure to the financing, liquidity, market or credit risks associated with such entities. At June 30, 2021, the Company had no significant long-term, market-sensitive investments.

Item 4.    Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and our president and chief operating and financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the company and its subsidiaries is communicated to the chief executive officer and the chief financial officer. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the chief executive officer and the chief financial officer, and recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

There were no changes in our internal control over financial reporting during the three and six-months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibit Index

Incorporated by reference herein
Exhibit Number		Description	Form	Exhibit	Date
10.1		American Shared Hospital Services Incentive Compensation Plan as Amended and Restated Effective June 25, 2021	8-K	10.1	7/1/2021
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14a/15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14a/15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	ǂ	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline Instance XBRL contained in Exhibit 101

	*	Filed herewith.
	ǂ	Furnished herewith.
	#	Portions of this exhibit (indicated therein by asterisks) have been omitted for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SHARED HOSPITAL SERVICES

Registrant

Date:	August 12, 2021	/s/ Raymond C. Stachowiak
Raymond C. Stachowiak
Chief Executive Officer

Date:	August 12, 2021	/s/ Craig K. Tagawa
Craig K. Tagawa
President, Chief Operating and Financial Officer