Form 10-K
period 2021-12-31
AMERICAN SHARED HOSPITAL SERVICES
filed 2022-03-30
CIK 744825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2021

or

☐	TRANSITION REPORT PURSUANT To SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________TO_______________.

Commission file number 1-08789

American Shared Hospital Services

(Exact name of registrant as specified in its charter)

California	94-2918118
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

601 Montgomery	Suite 1112,	San Francisco,	California	94111-2619
(Address of Principal Executive Offices)				(Zip Code)

Registrant’s telephone number, including area code: (415) 788-5300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock No Par Value	AMS	NYSEAMER

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

As of June 30, 2021, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $12,409,000.

Number of shares of common stock of the registrant outstanding as of March 22, 2022: 6,049,000.

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

These forward-looking statements involve known and unknown risks that may cause our actual results in future periods to differ materially from those expressed in any forward-looking statement. Factors that could cause or contribute to such differences include, but are not limited to, such things as:

•	our high level of debt
•	the limited market for our capital-intensive services
•	the impact of lowered federal reimbursement rates
•	the impact of recent U.S. health care reform legislation
•	competition and alternatives to our services
•	technological advances and the risk of equipment obsolescence
•	our significant investment in the proton beam radiation therapy business
•	the small and illiquid market for our stock
•	effects of public health crises, pandemics and epidemics, such as COVID-19

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

PART I

ITEM 1. BUSINESS

GENERAL

American Shared Hospital Services (“ASHS” and, together with its subsidiaries, the “Company”) provides stereotactic radiosurgery equipment and advanced radiation therapy and related equipment. The Company provides Gamma Knife units to twelve medical centers in eleven states in the United States and two Gamma Knife units at stand-alone facilities in Lima, Peru and Guayaquil, Ecuador as of March 1, 2022. The Company provides Gamma Knife services through its 81% indirect interest in GK Financing, LLC, a California limited liability company (“GKF”). The remaining 19% of GKF is owned by GKV Investments, Inc., a wholly-owned U.S. subsidiary of Elekta AG, a Swedish company (“Elekta”). Elekta is the manufacturer of the Leksell Gamma Knife® (the “Gamma Knife”). GKF is a non-exclusive provider of alternative financing services for Leksell Gamma Knife units.

The Company wholly-owns the subsidiaries American Shared Radiosurgery Services (“ASRS”), OR21, Inc. and MedLeader.com, Inc. (“MedLeader”). ASRS is the majority-owner of GKF. MedLeader is not expected to generate significant revenue within the next two years.

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

On June 12, 2020, GKF, through HoldCo, purchased approximately 98% of the total outstanding shares of Gamma Knife Center Ecuador S.A. (“GKCE”), from GKCE’s majority shareholders (the “Acquisition”). Subsequent to the Acquisition, the Company acquired additional shares that increased its ownership to approximately 99.3% of the total outstanding shares of GKCE and intends to acquire the remaining 0.7% at a later date. The base purchase price for the Acquisition, including acquisition of the minority shares was approximately $2,000,000. This purchase price was paid with $575,000 in cash and a $1,425,000 loan (the “DFC Loan”) from the United States International Development Finance Corporation (“DFC”). The purchase price was subject to certain post-closing adjustments, including adjustment for GKCE's working capital and excess cash. The DFC Loan is denominated in U.S. dollars, which is also the currency of Ecuador.  See Note 5 - GKCE Acquisition for additional information regarding the Acquisition.

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

OPERATIONS

Gamma Knife Operations

Gamma Knife stereotactic radiosurgery, a non-invasive procedure, is an alternative to conventional brain surgery and/or radiation therapy. It can be an adjunct to conventional brain surgery, radiation therapy, or chemotherapy. Compared to conventional surgery, Gamma Knife radiosurgery usually is an out-patient procedure with lower risk of complications and can be provided at a lower cost. Typically, Gamma Knife patients resume their pre-surgical activities one or two days after treatment. The Gamma Knife Perfexion unit, which was introduced by Elekta in 2006, treats patients with 192 single doses of gamma rays that are focused with great precision on small and medium sized, well circumscribed and critically located structures in the brain. The Cobalt-60 sources converge at the target area and deliver a dose that is high enough to destroy the diseased tissue without damaging the surrounding healthy tissue. In 2015, Elekta introduced an upgrade to the Gamma Knife Perfexion unit called Icon. As of March 1, 2022, all of the Company’s twelve Gamma Knife units in the United States are Gamma Knife Perfexion units and two of these Perfexion units have the Icon upgrade.  The Company’s Gamma Knife units in Peru and Ecuador are Model 4(C)s.  The Company expects to replace the unit in Ecuador with an Icon in the third quarter of 2022.

The Gamma Knife treats selected malignant and benign brain tumors, arteriovenous malformations, and functional disorders including trigeminal neuralgia (facial pain).

As of December 31, 2021, there were approximately 115 Gamma Knife sites in the United States and 352 units in operation worldwide. Based on 2019 case mix data, an estimated percentage breakdown of Gamma Knife procedures performed in the U.S. by indications treated is as follows: malignant (63%) and benign (22%) brain tumors, vascular disorders (4%), and functional disorders (11%).

The Company, as of March 1, 2022, had twelve operating Gamma Knife units located in the United States and two in South America in Lima, Peru and Guayaquil, Ecuador, respectively. The Company’s first Gamma Knife commenced operation in September 1991. The Company’s Gamma Knife units performed 1,436 procedures in 2021 for a cumulative total of approximately 44,900 procedures from commencement through December 31, 2021.

The Company reviews the carrying value of its long-lived assets for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value may not be recoverable. The Company has reviewed its Gamma Knife equipment, in light of available information as of December 31, 2021 and concluded no impairment exists.  As of December 31, 2020, based on current customer prospects, the probability of future contract extensions or renewals, and the high turnover rate in contract terminations compared to the Company's historical contract termination rate, the Company determined that six Gamma Knife units were more-than temporarily impaired.

As of December 31, 2020, the Company recognized a loss on the write down of impaired assets of $8,264,000. The impaired assets included six Gamma Knife units and related removal costs, and two deposits towards the purchase of proton beam systems and related capitalized interest. The six Gamma Knife units that were impaired consisted of two units that had been taken out of service in prior years, one unit that was taken out of service in 2020 and three units that have already, or the Company anticipated would be taken out of service in 2021, totaling $3,051,000. In addition to this impairment write-off of $3,051,000 were estimated costs of de-install and removal, which constitute an asset retirement obligation (“ARO”), of four of the Gamma Knife units of $1,350,000 (of which, the Company paid $80,000) as of December 31, 2020. Total impairment related to the Gamma Knife business was $4,401,000 for the year ended December 31, 2020. As of December 31, 2021, the Company recognized an additional impairment loss of $105,000 related to the ARO costs of one of the Gamma Knife units that was removed in January 2022.

Revenue from Gamma Knife services for the Company during each of the last two years ended December 31, and the percentage of total revenue of the Company represented by the Gamma Knife for each of the last two years, are set forth below:

Year Ended	Total Gamma Knife	Gamma Knife % of
December 31,	Revenue (in thousands)	Total Revenue
2021	$11,629	66.0%
2020	$11,670	65.4%

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

GKF’s profits and/or losses and any cash distributions are allocated based on membership interests. GKF’s operating agreement requires that it have a cash reserve of at least $50,000 before cash distributions are made to its members. From inception to December 31, 2021, GKF has distributed $50,410,000 to the Company and $11,825,000 to Elekta.

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

The Company’s radiation therapy business consisted of one Image Guided Radiation Therapy (“IGRT”) system that began operation in September 2007 at an existing Gamma Knife customer site. This contract terminated in July 2020 and did not generate any revenue in 2020 or 2021.

Additional information on our operations can be found in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 - Business And Basis of Presentation of the consolidated financial statements.

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

Prior to December 31, 2020 the Company had $2,250,000 in deposits toward the purchase of two MEVION S250i PBRT systems from Mevion. The Company reviews the carrying value of its deposits for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value may not be recoverable. The Company reviewed the deposits, in light of available information, as of December 31, 2020 and based on its current customer prospects, the impact that the COVID-19 pandemic has had on medical centers undertaking large capital expenditure projects for a limited patient base, and the length of time required to negotiate and implement a proton therapy project, the Company determined that its deposits of $2,250,000, related capitalized interest of and other charges of $1,613,000 were other-than temporarily impaired. Total impairment related to the proton therapy business was $3,863,000 as of December 31, 2020.  There was no PBRT impairment recognized as of December 31, 2021.

Introduction of PBRT in the United States, until recently, has been limited due to the high capital costs of these projects. The Company believes that the current development of one and two treatment room PBRT systems at lower capital costs and the level of reimbursement for PBRT from the Centers for Medicare & Medicaid Services (“CMS”) will help make this technology available to a larger segment of the market. However, the introduction of the Radiation Oncology Alternative Payment Model (“RO APM”) and the inclusion of PBRT in this model may potentially limit the adoption of PBRT by medical centers.

Additional information on our operations can be found in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 - Business And Basis of Presentation of the consolidated financial statements.

CUSTOMERS

The Company’s current business is the outsourcing of stereotactic radiosurgery services and radiation therapy services. The Company typically provides the equipment, as well as planning, installation, reimbursement and marketing support services. The majority of the Company’s customers pay the Company on a revenue sharing basis. The market for these services primarily consists of large and medium sized medical centers. The business is capital intensive; the total cost of a Gamma Knife facility usually ranges from $3.0 million to $4.5 million, including equipment, site construction and installation; the total cost of a single room PBRT system usually ranges from $30.0M to $50.0M, inclusive of equipment, site construction and installation. The Company pays for the equipment and the medical center generally pays for site and installation costs. The following is a listing of the Company’s sites as of March 1, 2022:

	Original Term of	Year Contract
Customers (Gamma Knife except as noted)	Contract (in years)	Began	Basis of Payment

Southwest Texas Methodist Hospital San Antonio, Texas	10	1998	Fee per use
Kettering Medical Center Kettering, Ohio	10	1999	Revenue sharing
Central Mississippi Medical Center Jackson, Mississippi	10	2001	Fee per use
OSF Saint Francis Medical Center Peoria, Illinois	10	2001	Fee per use
Albuquerque Regional Medical Center Albuquerque, New Mexico	10	2003	Fee per use
Northern Westchester Hospital Mt. Kisco, New York	10	2005	Fee per use
USC University Hospital Los Angeles, California	10	2008	Fee per use
St. Vincent’s Medical Center Jacksonville, Florida	10	2011	Revenue Sharing
Sacred Heart Medical Center Pensacola, Florida	10	2013	Revenue Sharing
PeaceHealth Sacred Heart Medical Center at RiverBend Eugene, Oregon	10	2014	Revenue Sharing
Orlando Health Cancer Institute Orlando, Florida (PBRT)	10	2016	Revenue Sharing
Bryan Medical Center Lincoln, Nebraska	10	2017	Revenue Sharing
Methodist Hospital Merrillville, Indiana	10	2019	Revenue Sharing

The Company’s typical fee per use agreement is for a ten-year term. The fixed fee per use reimbursement amount that the Company receives from the customer is based on the Company’s cost to provide the service and the anticipated volume of the customer. The Gamma Knife contracts signed by the Company typically call for a fee ranging from $5,000 to $9,000 per procedure. There are no minimum volume guarantees required of the customer. In most cases, GKF is responsible for providing the Gamma Knife and related ongoing Gamma Knife equipment expenses (i.e., personal property taxes, insurance, and equipment maintenance) and helps fund the customer’s Gamma Knife marketing. The customer generally is obligated to pay site and installation costs and the costs of operating the Gamma Knife. The customer can either renew the agreement or terminate the agreement at the end of the contractual term. If the customer chooses to terminate the agreement, then GKF removes the equipment from the medical center for possible placement at another site.

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

One customer accounted for approximately 34% and 35% of the Company’s total revenue in 2021 and 2020, respectively. At December 31, 2021, two customers each individually accounted for 10% and 31% of total accounts receivable, respectively. At December 31, 2020, four customers each individually accounted for 11%, 11%, 11% and 20% of total accounts receivable, respectively.

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

FINANCING

The Company’s Gamma Knife business is operated through GKF. Prior to April 2021, GKF generally financed its U.S. Gamma Knife units, upgrades and additions with loans or finance leases from various finance companies for typically 100% of the cost of each Gamma Knife, plus any sales tax, customs, and duties. On April 9, 2021, the Company and certain of its domestic subsidiaries entered into a five year $22,000,000 credit agreement with Fifth Third Bank, N.A. (the “Credit Agreement”), which refinanced its existing domestic Gamma Knife portfolio.  The lease financing previously obtained by Orlando was also refinanced as long-term debt by the Credit Agreement. The Credit Agreement includes a $7,000,000 revolving line of credit that the Company has not drawn on as of December 31, 2021. The Credit Agreement is 48% amortized over a 58-month period and is secured by a lien on substantially all of the assets of the Company and certain of its domestic subsidiaries. The Company’s Gamma Knife unit in Ecuador is financed with DFC. See Note 6 - Long Term Debt to the consolidated financial statements for additional information.

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

Conventional linear accelerator-based radiation therapy is the primary competitor of the Company’s proton therapy system at Orlando Health Cancer Institute (“Orlando Health”). Although proton beam radiation therapy has been available for many years, it is only recently emerging as a more clinically beneficial alternative to conventional linear accelerators for certain tumors. Utilization of the Company’s proton therapy system is dependent on the acceptance of this technology by Orlando Health’s radiation oncologists and referring physicians, as well as patient self-referrals. There are currently no competing proton therapy facilities near the Company’s site.

There are several competing manufacturers of PBRT systems, including Mevion, IBA Particle Therapy Inc., Varian Medical Systems, Inc., Hitachi Ltd., ProNova Solutions, LLC, Sumitomo Heavy Industries, ProTom International, Inc. and Mitsubishi Electric. The Company has purchased one MEVION S250 and has made deposits towards the purchase of two additional MEVION S250i systems. The Mevion system, as well as single room proton therapy systems from other manufacturers, potentially provides cancer centers the opportunity to introduce single treatment room PBRT services with a cost in the range of approximately $30 to $50 million versus four and five PBRT treatment room programs costing in excess of $120 million including facility costs. The MEVION S250 system received FDA approval in the second quarter of 2012 and the first clinical treatment occurred in December 2013 at Barnes-Jewish Hospital. The MEVION S250i (Hyperscan) unit, which includes pencil beam scanning, was FDA approved in December 2017. The Company’s first MEVION S250 system in operation at Orlando Health treated its first patient in April 2016. The Company currently does not have customer contracts for its second and third PBRT units.

The Company believes the business model it has developed for use in its stereotactic radiosurgery equipment and advanced radiation therapy placements can be tailored for the PBRT market segment. The Company is targeting large, hospital-based cancer programs. The Company’s ability to develop a successful PBRT financing entity depends on the decision of cancer centers to self-fund or to fund the PBRT through conventional financing vehicles rather than the Company, the Company’s ability to capture market share from competing alternative PBRT financing entities, and the Company’s ability to raise capital to fund PBRT projects.

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

On September 18, 2020, CMS issued the final rule that would implement a new mandatory payment model for radiation oncology services: the RO APM. The RO APM is scheduled to commence January 1, 2023 and will be in effect for a five year period. The RO APM significantly alters CMS' payment methodology from a fee for service paradigm to a set reimbursement by cancer type methodology for radiation services provided within a 90 day episode of care. Under the RO APM, hospital based and free-standing radiation therapy providers are mandatorily required to participate in the model based on whether the radiation therapy provider is located within a randomly selected Core Based Statistical Area (“CBSA”). CMS projects that providers treating approximately 30% of radiation oncology patients have been selected to participate in the RO APM. The remaining providers not included in the RO APM will continue to receive reimbursement based on a fee-for-service methodology. The RO APM includes but is not limited to PBRT and Gamma Knife services. Three of the Company's Gamma Knife centers are included in the RO APM. It is not anticipated that inclusion in the RO APM will have a significant impact on the Company's Gamma Knife revenues. The Company's PBRT center was not selected for inclusion in the RO APM. Medicare reimbursement in 2022 for the most commonly used PBRT delivery codes increased by approximately 1.8% and increased by approximately 2.2% for Gamma Knife. See additional discussion under “Item 1A Risk Factors.”

The average Medicare reimbursement rate trends from 2020 to 2022 are outlined below:

Average Medicare Reimbursement Rate Trends - Gamma Knife

2020	2021	2022
$7,942	$7,773	$7,943

The average Medicare reimbursement rate trends for PBRT from 2020 to 2022 are outlined below. Patients typically undergo 25-40 delivery sessions.

Average Medicare Reimbursement Rate Trends - PBRT

	2020	2021	2022
Simple without Compensation	$539	$543	$554
Simple with Compensation, Intermediate, or Complex	$1,246	$1,298	$1,321

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

Some of the provisions of the Affordable Care Act have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the Affordable Care Act such as removing penalties, starting January 1, 2019, for not complying with the Affordable Care Act’s individual mandate to carry health insurance and delaying the implementation of certain Affordable Care Act-mandated fees. Several states sought the repeal of the Affordable Care Act, arguing in part that the individual mandate is not severable from the Affordable Care Act, and that the removal of the individual mandate should invalidate the Affordable Care Act entirely. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the Affordable Care Act are invalid as well. The Supreme Court of the United States ruled on appeal that the plaintiffs lacked standing to challenge the individual mandate and its severability from the Affordable Care Act. Notably, the Supreme Court’s ruling addressed standing and did not discuss the constitutionality of the individual mandate or its severability. The focus of the Supreme Court’s ruling on standing leaves open the opportunity for additional challenges on the same issues which may yet affect the validity of the Affordable Care Act.

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

The Company’s Gamma Knife units contain Cobalt 60 radioactive sources. The medical centers that house the Company's Gamma Knife units are responsible for obtaining possession and user's licenses for the Cobalt 60 source from the Nuclear Regulatory Commission. The Company’s Gamma Knife center in Peru was responsible for obtaining possession and user’s licenses for the Cobalt-60 sources from the Peruvian Regulatory Agencies.  The Company’s Gamma Knife center in Ecuador was responsible for obtaining possession and user’s licenses for the Cobalt-60 sources from the Subsecretaría de Control y Aplicaciones Nucleares (SCAN).

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

EMPLOYEES

At December 31, 2021, the Company employed eight people on a full-time basis and 1 person on a temporary basis in the United States, five people on a full-time basis in Lima, Peru, and six people on a full-time basis in Guayaquil, Ecuador. None of these employees are subject to a collective bargaining agreement and there is no union representation within the Company. The Company maintains various employee benefit plans and believes that its employee relations are good.

EXECUTIVE OFFICERS OF THE COMPANY

The following table provides current information concerning those persons who serve as executive officers of the Company. The executive officers were appointed by the Board of Directors and serve at the discretion of the Board of Directors.

Name:	Age:	Position:
Raymond C. Stachowiak	63	Chief Executive Officer
Craig K. Tagawa	68	President, Chief Operating and Financial Officer
Ernest R. Bates	55	Senior Vice President

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

Craig K. Tagawa assumed the title of President on October 1, 2020 along with his duties as Chief Operating Officer since February 1999 and Chief Financial Officer since May 1996. Mr. Tagawa also served as Chief Financial Officer from January 1992 through October 1995. Previously a Vice President in such capacity, Mr. Tagawa became a Senior Vice President on February 28, 1993. He is also the Chief Executive Officer and policy committee member of GKF. From September 1988 through January 1992, Mr. Tagawa served in various positions with the Company. Mr. Tagawa currently serves as Chief Financial Officer and Secretary of the Ernest A. Bates Foundation. He received his undergraduate degree from the University of California at Berkeley and his M.B.A. from Cornell University.

Ernest R. Bates joined the Company in January 2007 as Vice President of Sales and Business Development, and assumed the title of Senior Vice President of Sales and Business Development, International Operations on October 1, 2020. In October 2020, he was appointed to and currently serves as a member of AHMC Seton Medical Community Advisory Board. He was on the Board of Directors of the Company from 2004 through February 2007. Prior to joining the Company, he had been Managing Director, Institutional Fixed Income Sales of HSBC Securities (USA), Inc. since 2003. Mr. Bates has also served as Managing Director, Head of Asian Product for HSBC Securities (USA) Inc. from 1999 to 2003. From 1993 through 1999, Mr. Bates held various positions with Merrill Lynch, last serving as Vice President, European Syndicate for Merrill Lynch International. He received his undergraduate degree from Brown University and a M.B.A. degree from The Wharton Business School. Ernest R. Bates is the son of Dr. Ernest A. Bates, founder and past Chairman of the Board of the Company.

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

The ongoing novel coronavirus COVID-19 has spread across the globe, has been declared a national emergency in the United States, Peru and Ecuador, and, during 2020, shut down many business operations around the globe. Many states and municipalities in the United States, Peru and Ecuador, have recommended or mandated aggressive and unprecedented actions to reduce the spread of the disease, including limiting non-essential gatherings of people, ceasing all non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing shelter-in-place” orders, which direct individuals to shelter at their places of residence (subject to limited exceptions). Across our operations, although most governmental restrictions on certain medical procedures have been lifted, the pandemic adversely impacted our business, as healthcare resources were being prioritized for the treatment and management of the outbreak in some cases. Consequently, there may continue to be delays in delivering certain Gamma Knife and PBRT treatments and significant volatility or reductions in demand for such treatments may continue. The COVID-19 pandemic poses the risk that the Company or its employees, contractors, customers, government and third party payors and others may be prevented from conducting business activities at full capacity for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that have been and may continue to be recommended or mandated by governmental authorities.

A broad, sustained continuation of the COVID-19 pandemic could continue to negatively impact the Company for the following reasons:

•

operations at certain medical facilities, including medical professionals and other medical facility employees, may be subject to prolonged closure or shut down and may impact our ability to market and deliver Gamma Knife and PBRT treatments;

•	medical facilities may defer certain Gamma Knife and PBRT treatments for non-urgent patient cases in order to allocate resources to the care of patients with COVID-19;
•	patients may continue to defer certain Gamma Knife and PBRT treatments due to real or perceived concerns about the potential spread of COVID-19 in a medical facility setting;
•	certain deferred Gamma Knife and PBRT treatments may not be rescheduled for a later date;
•

there may be significant volatility or continued reductions in demand for Gamma Knife and PBRT treatments due to limitations on operations at medical facilities, including in geographies that continue to experience severe impacts of the pandemic;

•	there may be continued disruptions to the supply chain of the Company’s suppliers, resulting in price increases for purchased services and capital acquisitions by the Company;
•	the pandemic may materially impact the Company’s operations for a sustained period of time due to the current travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns;
•

and/or members of the board, management or employee team, some of whom are particularly at risk for the severe symptoms of COVID-19, or of our small number of other employees, may become ill or have family members who are ill and are absent as a result, or they may elect not to come to work due to the illness affecting others in our office or facilities.

The occurrence of any of the foregoing events could have a material adverse effect on our business, results of operations, financial condition, liquidity and cash flows. The COVID-19 pandemic and mitigation measures have had and may continue to have an adverse impact on global economic conditions and healthcare activity, which could have an adverse effect on the Company’s business and financial condition. The full impact of the COVID-19 pandemic remains unknown, including the impact on the global economy and the healthcare industry. The extent to which the COVID-19 outbreak impacts the Company’s results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and its variants, the effectiveness and implementation of vaccinations to counter the virus, actions to contain its impact, the efficacy of the current governmental orders in slowing down the pandemic, the governments’ changing calculations on the economic impact and the health implications of maintaining these orders, the progress in the healthcare industry’s ability to effectively combat the virus, and potential increase or decrease in healthcare demand, volatility and uncertainty resulting from COVID-19 responses, all of which are highly unpredictable. Likewise, the financial market as a whole has experienced extreme volatility as a result of the global economic impact of the COVID-19 pandemic, which has impacted, and may continue to impact, the Company’s stock price.

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

The Company has historically relied on Gamma Knife unit placement and a PBRT system to provide its revenues. Currently, there is a limited market for Gamma Knife equipment and there are few prospects for PBRT systems. As a result, we plan to adapt our business model to place other types of stereotactic radiosurgery and advanced radiation therapy equipment in addition to Gamma Knife units and PBRT systems. This will constitute an expanded product mix for the Company and there can be no assurance that we can successfully adapt our historical business model to these new product offerings. If we are not successful, our revenues and profitability could decline substantially as existing contracts expire and are not renewed.

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

Introduction of the RO APM reimbursement model could negatively impact the Company's revenue and financial results.

On September 18, 2020, CMS issued the final rule that would implement a new mandatory payment model for radiation oncology services: the RO APM. The RO APM is scheduled to commence January 1, 2023 and will be in effect for a five year period. The RO APM significantly alters CMS' payment methodology from a fee for service paradigm to a set reimbursement by cancer type methodology for radiation services provided within a 90 day episode of care. Under the RO APM, hospital based and free-standing radiation therapy providers are mandatorily required to participate in the model based on whether the radiation therapy provider is located within a randomly selected CBSA. CMS projects that providers treating approximately 30% of radiation oncology patients have been selected to participate in the RO APM. The remaining providers not included in the RO APM will continue to receive reimbursement based on a fee-for-service methodology. The RO APM includes but is not limited to PBRT and Gamma Knife services. Three of the Company’s Gamma Knife centers are included in the RO APM. It is not anticipated that inclusion in the RO APM will have a significant impact on the Company’s Gamma Knife domestic revenues. The Company’s PBRT center was not initially selected for inclusion in the RO APM, but it could be included at a later date. If the Company’s PBRT center is included at a later date, the episodic payment methodology is estimated to result in lower reimbursement than the current fee-per-service reimbursement.

The Company's retail revenue is subject to payor mix variability which could negatively impact the Company's revenue and financial results.

The Company’s average reimbursement rate for its retail and international customers is dependent on the percentage mix of government associated payors and commercial managed care payors.  Commercial and managed care payors tend to reimburse at a higher level than government payors.  Therefore, a shift in payor mix to a higher level of government payors will reduce the Company’s average reimbursement rate per treatment.

The Company’s capital investment at each site is substantial and the Company may not be able to fully recover its costs or capital investment which could have a material negative impact on its revenues and financial results.

Each Gamma Knife, PBRT or advanced LINEAR accelerator device requires a substantial capital investment. In some cases, we contribute additional funds for capital costs and/or annual operating and equipment related costs such as marketing, maintenance, insurance and property taxes. Due to the structure of our contracts with medical centers, there can be no assurance that these costs will be fully recovered or that we will earn a satisfactory return on our investment, which could have a material negative impact on our revenues and financial results.  Additionally, the Company is obligated to remove the equipment at the end of the lease term. In the event the customer does not purchase the equipment from the Company or the Company is not able to trade in the equipment, the Company is required to remove the equipment and record an ARO.

The market for the Gamma Knife is limited and the Company may not be able to place additional Gamma Knife units which could negatively impact the Company's revenue and financial results.

There is a limited market for the Gamma Knife, and the market in the United States may be mature. The Company has begun and continued operation at only seven new Gamma Knife sites in the United States since 2011. Due to the substantial costs of acquiring a Gamma Knife unit, we must identify medical centers that possess neurosurgery and radiation oncology departments capable of performing a large number of Gamma Knife procedures. As of December 31, 2021, there were approximately 115 operating Gamma Knife units in the United States, of which thirteen units were owned by the Company. There can be no assurance that we will be successful in placing additional units at any sites in the future. In recognition of the Gamma Knife's limited growth opportunity, the Company has expanded its product mix to include LINACs, MRI LINACs, PET LINACs and is continuing to market PBRT units, but there can be no assurance that the Company will be successful in placing these products with customers. The Company’s existing contracts with its customers are fixed in length and there can be no assurance that the customers will wish to extend the contract beyond the end of the term.

The Company has a high level of debt and may incur additional debt to finance its operations and if the Company is unable to secure additional credit in the future its operations and profits will be negatively impacted.

The Company’s business is capital intensive. On April 9, 2021, the Company and certain of its domestic subsidiaries entered into a five year $22,000,000 credit agreement with Fifth Third Bank, N.A., which refinanced its existing domestic Gamma Knife portfolio.  The lease financing previously obtained by Orlando was also refinanced as long-term debt by the Credit Agreement. In June 2020, the Company entered into the DFC Loan in connection with the acquisition of GKCE. The Company’s combined long-term debt, net, totaled $15,404,000 as of December 31, 2021. The Credit Agreement is secured by a lien on substantially all of the assets of the Company and certain of its domestic subsidiaries and the DFC Loan is secured by a lien on GKCE’s assets. The Credit Agreement includes a line of credit of $7,000,000 that it has not drawn on as of December 31, 2021. Depending on the Company’s financing requirements and market conditions, the Company may seek to finance its operations by incurring additional long-term debt in the future. The Company’s current level of debt may adversely affect the Company’s ability to secure additional credit in the future, and as a result may affect operations and profitability. If a default on debt occurs in the future, the Company’s creditors would have the ability to accelerate the defaulted loan, to seize the Company’s assets with respect to which default has occurred, and to apply any collateral they may have at the time to cure the default.

A small number of customers account for a major portion of our revenues and the loss of any one of these significant customers could have a material adverse effect on the Company's business and results of operations.

A limited number of customers have historically accounted for a substantial portion of the Company’s total revenue, and the Company expects such customer concentration to continue for the foreseeable future. For example, in 2021, three customers in total accounted for approximately 50% of the Company’s revenue. The loss of a significant customer or a significant decline in the business from the Company’s largest customers could have a material adverse effect on the Company’s business and results of operations.

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

There is constant change and innovation in the market for highly sophisticated medical equipment. New and improved medical equipment can be introduced that could make the Gamma Knife technology obsolete and that would make it uneconomical to operate. In 2006 Elekta introduced a new model of the Gamma Knife, the Perfexion, which the Company has implemented at all of its domestic sites. The Perfexion can perform procedures faster than previous Gamma Knife models and it involves less health care personnel intervention. In 2015, Elekta introduced the Leksell Gamma Knife Icon ™. The Perfexion is upgradeable to the Icon platforms which has enhanced imaging capabilities allowing for treatment without a head frame and the treatment of larger tumors. Existing model 4(C)s of the Gamma Knife are not upgradeable to the Perfexion model. As of March 1, 2022, all the Company’s Gamma Knife units in the United States are Perfexion models and two of these Perfexion units have the Icon upgrade. The Company's two South American sites utilize the Model 4(C). The failure to acquire or use new technology and products could have a material adverse effect on our business and results of operations.

The Company has invested in a Proton Beam business and is obligated to fund two additional proton beams systems; there is no assurance that the Company will be able to fund these additional proton systems and if the Company is unable to do so the may be a negative impact on the Company’s business and results of operations.

We have committed a substantial amount of our financial resources to next-generation proton beam technology. The first MEVION S250 system began treating patients in December 2013. The Company’s first MEVION S250 system began treating patients in April 2016. The Company has committed to purchase two additional MEVION S250i systems and has already made deposits of $2,250,000 towards this commitment. As of December 31, 2020, the Company determined these deposits were impaired and wrote their value down to $0. See Note 3 - Property and Equipment to the consolidated financial statements for further discussion. There can be no assurance that we will be able to obtain additional customers or be able to finance the two additional systems. If we are unable to obtain additional customers or are unable to finance the two additional systems, the Company will lose its deposits and there may be a negative impact on the Company’s business and results of operations.

Stock Ownership Risk

The Trading Volume of Our Common Stock is Low

Although our common stock is listed on the NYSE American, our common stock has historically experienced low trading volume. Reported average daily trading volume in our common stock for the three-month period ended December 31, 2021 was approximately 34,000 shares. There is no reason to think that a further increase in an active trading market in our common stock will develop in the future. Limited trading volume subjects our common stock to greater price volatility and may make it difficult for you to sell your shares in a quantity or at a price that is attractive to you.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company's corporate offices are located at 601 Montgomery Street, Suite 1112, San Francisco, California, where it leases approximately 900 square feet for $4,425 per month with a lease expiration date in November 2024. The Company subleased its existing corporate offices located at Two Embarcadero Center, Suite 410, San Francisco, California, where it leases approximately 3,253 square feet for $21,370 per month with a lease expiration date in August 2023. The monthly lease expense is offset by sublease income of $15,723. The sublease term is consistent with the existing lease term. The Company owns and operates a stand-alone Gamma Knife facility in Lima, Peru where it leases approximately 1,600 square feet for approximately $7,800 per month with a lease expiration date in January 2024. The Company also owns and operates a stand-alone Gamma Knife facility in Guayaquil, Ecuador where it owns 864 square feet of condominium space in an office building and approximately 10,135 of related land and parking spaces.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividend Policy

The Company's common shares, no par value (the “Common Shares”), are currently traded on the NYSE American. At December 31, 2021, the Company had 6,049,000 issued and outstanding common shares, 67,000 common shares reserved for options, 10,000 unvested restricted stock units, 123,000 vested, but not issued restricted stock units.

The Company estimates that there were approximately 1,100 beneficial holders of its Common Shares at December 31, 2021.

There were no dividends declared or paid during 2021 and 2020.

Stock Repurchase Program

In 1999 and 2001, the Board of Directors approved resolutions authorizing the Company to repurchase up to a total of 1,000,000 shares of its common stock on the open market from time to time at prevailing prices, and in 2008 the Board of Directors reaffirmed these authorizations. In 2021 and 2020 there were no shares repurchased by the Company. A total of approximately 928,000 shares have been repurchased in the open market pursuant to these authorizations at a cost of approximately $1,957,000. As of December 31, 2021, there were approximately 72,000 shares remaining under the repurchase authorizations.

Equity Compensation Plans

During 2021, 10,000 restricted stock units, 35,000 restricted stock units for deferred compensation, 120,000 shares for executive compensation, and 6,000 options were granted. Additional information regarding our equity compensation plans is incorporated herein by reference from the 2022 Proxy Statement. Also, see Note 10 - Stock-Based Compensation Expense to the consolidated financial statements for additional information.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

American Shared Hospital Services is a leading provider of turnkey technology solutions for stereotactic radiosurgery and advanced radiation therapy equipment and services.  The Company’s domestic Gamma Knife business operates by fee-per-use contracts or retail contracts where the Company shares in the revenue and operating costs of the equipment.  The Company, through GKF, also owns and operates single-unit Gamma Knife facilities in Lima, Peru and Guayaquil, Ecuador. These units economically function similar to the Company’s turn-key retail arrangements. The Company’s PBRT system at Orlando Health, is also considered a retail arrangement. The main drivers of the Company’s revenue are numbers of sites, procedure volume and reimbursement.  A summary of the sites is set forth in the table below.

Number of Sites

	12/31/2021	12/31/2020
Retail/Turn-key	7	8
Fee Per Use	6	6
Domestic Gamma Knife	13	14

International Gamma Knife	2	2

Total Gamma Knife	15	16

PBRT	1	1

The Company had one customer contract expire in the fourth quarter of 2020 and one that expired in the first quarter of 2021. The Company removed a third Gamma Knife unit in January 2022 and a fourth unit under contract through the second quarter of 2022 is currently in negotiation. The next customer contract expirations are in the first and fourth quarters of 2023. A summary of the Company’s procedure volumes for fiscal years 2021 and 2020 are set forth in the table below.

Volume

			Increase	Increase
Gamma Knife	12/31/2021	12/31/2020	(Decrease)	(Decrease)
Total Procedures	1,436	1,530	(94)	(6.1)%
Same Centers Procedures	1,264	1,182	82	6.9%

PBRT Procedures	4,426	5,868	(1,442)	(24.6)%

The decrease in Gamma Knife volume during 2021 was due to the expiration of two contracts in the fourth quarter of 2020 and the first quarter of 2021. The decrease in PBRT volume was due to the continued impact from the COVID-19 pandemic and down-time for repair of system components.

Reimbursement

CMS established a 2022 delivery code reimbursement rate of approximately $7,943 ($7,773 in 2021) for a Medicare Gamma Knife treatment. The approximate CMS reimbursement rates for delivery of PBRT for a simple treatment without compensation for 2022 is $554 ($543 in 2021) and $1,321 ($1,298 in 2021) for simple with compensation, intermediate and complex treatments, respectively.

On September 18, 2020, CMS issued the final rule that would implement a new mandatory payment model for radiation oncology services: the RO APM. The RO APM is scheduled to commence January 1, 2023 and will be in effect for a five year period. The RO APM significantly alters CMS' payment methodology from a fee for service paradigm to a set reimbursement by cancer type methodology for radiation services provided within a 90 day episode of care. Under the RO APM, hospital based and free-standing radiation therapy providers are mandatorily required to participate in the model based on whether the radiation therapy provider is located within a randomly selected CBSA. CMS projects that providers treating approximately 30% of radiation oncology patients have been selected to participate in the RO APM. The remaining providers not included in the RO APM will continue to receive reimbursement based on a fee-for-service methodology. The RO APM includes but is not limited to PBRT and Gamma Knife services. Three of the Company's Gamma Knife centers are included in the RO APM. It is not anticipated that inclusion in the RO APM will have a significant impact on the Company's Gamma Knife revenues. The Company's PBRT center was not selected for inclusion in the RO APM. Medicare reimbursement in 2022 for the most commonly used PBRT delivery codes increased by approximately 1.8% and increased by approximately 2.2% for Gamma Knife.

Impact of the COVID-19 Pandemic

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

In 2021, following the dissemination of the vaccine for the COVID-19 virus in the United States, there was a scale back of the safety measures put into place throughout 2020. Some of the Company’s customers still experienced some delays and restrictions in providing service, but not to the same degree that occurred during 2020. Procedure volumes for the Company’s domestic Gamma Knife business for the twelve-month period ended December 31, 2021, are rebounding to pre-pandemic levels. The Company’s PBRT business was impacted by COVID-19, and other factors, during 2021 as treatment volumes continued to lag from pre-pandemic levels. The Company’s business has been impacted differently at each of the Company’s various locations as a result of the pandemic and related governmental actions. However, as the COVID-19 pandemic evolves and new strains of the virus develop, additional impacts may arise which may have a material impact on the Company’s business.

The impact of the COVID-19 pandemic for the year ended December 31, 2021 has varied by location based on the stage of containment and actions by government agencies. The impact on treatments and costs in the year ended December 31, 2021 did not appear material for the Gamma Knife. The COVID-19 pandemic appears to have had a greater impact on PBRT fractions for the years ended December 31, 2021 and 2020.

The COVID-19 pandemic has led to supply chain disruptions for many of the Company’s suppliers.  These disruptions have resulted in price increases for purchased services and capital acquisitions.  To mitigate its cost increases, the Company has in many cases aggregated its purchase of services and capital goods to minimize these price increases.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

The most significant accounting policies followed by the Company are presented in Note 2 to the consolidated financial statements. These policies along with the disclosures presented in the other financial statement notes and, in this discussion, and analysis, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts, and the methods, assumptions and estimates underlying those amounts, management has identified revenue recognition and costs of sales for turn-key and revenue sharing arrangements, and the carrying value of fixed assets and useful lives, and as such the aforementioned could be most subject to revision as new information becomes available. The following are our critical accounting policies in which management’s estimates, assumptions and judgments most directly and materially affect the financial statements:

Revenue Recognition

The Company recognizes revenues under Accounting Standards Codification (“ASC”) 842 Leases (“ASC 842”) and ASC 606 Revenue from Contracts with Customers (“ASC 606”). The Company had thirteen domestic Gamma Knife units, two international Gamma Knife units, and one PBRT system in operation as of December 31, 2021. Four of the Company’s customer contracts are through subsidiaries where GKF or its subsidiary is the majority owner and managing partner. Six of the Company’s thirteen domestic Gamma Knife customers are under fee-per-use contracts, and seven customers are under retail arrangements. The Company, through GKF, also owns and operates two single-unit Gamma Knife facilities in Lima, Peru and Guayaquil, Ecuador. These units economically function similar to the Company’s turn-key retail arrangements. The Company’s PBRT system at Orlando Health is also considered a retail arrangement.

Rental Income from Medical Services

The Company recognizes revenues under ASC 842 when services have been rendered and collectability is reasonably assured, on either a fee per use or revenue sharing basis. The terms of the contracts do not contain any guaranteed minimum payments. The Company’s contracts are typically for a ten-year term and are classified as either fee per use or retail. Retail arrangements are further classified as either turn-key or revenue sharing. Revenues from fee per use contracts is determined by each hospital’s contracted rate. Revenues are recognized at the time the procedures are performed, based on each hospital’s contracted rate and the number of procedures performed. Under revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital. The amount the Company expects to receive is recorded as revenue and estimated based on historical experience. Revenue estimates are reviewed periodically and adjusted as necessary. Under turn-key arrangements, the Company receives payment from the hospital in the amount of the hospital’s reimbursement from third party payors, and the Company is responsible for paying all the operating costs of the equipment. Operating costs are determined primarily based on historical treatment protocols and cost schedules with the hospital. The Company records an estimate of operating costs which are reviewed on a regular basis and adjusted as necessary to more accurately reflect the actual operating costs. For turn-key sites, the Company also shares a percentage of net operating profit. The Company records an estimate of net operating profit based on estimated revenues, less estimated operating costs. The operating costs and estimated net operating profit are recorded as other direct operating costs in the consolidated statement of operations. As of December 31, 2021 and 2020, the Company recognized revenues of approximately $14,719,000 and $16,204,000 under ASC 842, respectively.

Revenue from retail arrangements amounted to approximately 60% and 64% of total revenue for the years ended December 31, 2021 and 2020, respectively. Because the revenue estimates are reviewed on a quarterly basis, any adjustments required for past revenue estimates would result in an increase or reduction in revenue during the current quarterly period.

Patient Income

The Company has stand-alone facilities in Lima, Peru and Guayaquil, Ecuador, where a contract exists between the Company’s facilities and the individual patient treated at the facility. Under ASC 606, the Company acts as the principal in this transaction and provides, at a point in time, a single performance obligation, in the form of a Gamma Knife treatment. Revenue related to a Gamma Knife treatment is recognized on a gross basis at the time when the patient receives treatment. There is no variable consideration present in the Company’s performance obligation and the transaction price is agreed upon per the stated contractual rate. GKPeru's payment terms are typically prepaid for self-pay patients and insurance provider payments are paid net 30 days. GKCE's patient population is primarily covered by a government payor and payments are paid approximately 30 to 60 days upon invoice. The Company did not capitalize any incremental costs related to the fulfillment of its customer contracts. Accounts receivable earned by GKPeru were not significant for the year ended December 31, 2021 and 2020. GKCE's accounts receivable were $435,000 and $467,000 for the years ended December 31, 2021 and 2020. As of December 31, 2021 and 2020, the Company recognized revenues of approximately $2,909,000 and $1,633,000 under ASC 606, respectively.

Salvage Value on Equipment

Salvage value is based on the estimated fair value of the equipment at the end of its useful life. The Company determines salvage value based on the estimated fair value of the equipment at the end of its useful life. There is no active resale market of Gamma Knife or PBRT equipment, but the Company believes its salvage value estimates were a reasonable assessment of the economic value of the equipment when the contract ends. There is no salvage value assigned to the two Gamma Knife units in Peru or Ecuador because these are Model 4(C) units.  The Company has not assigned salvage value to its PBRT equipment.

As of  April 1, 2021, the Company reduced its estimate for salvage value for nine of its domestic Gamma Knife Perfexion units. The net effect of this change in estimate for the year ended December 31, 2021, was a decrease in net income of approximately $342,000 or $0.06 per diluted share. This change in estimate will also impact future periods.  See Note 3 - Property and Equipment to the consolidated financial statements for further discussion on salvage value.

2021 Results

For the year ended December 31, 2021, 66% of the Company’s revenue was derived from its Gamma Knife business and 34% was derived from the PBRT system. For the year ended December 31, 2020, 65% of the Company’s revenue was derived from its Gamma Knife business and 35% was derived from the PBRT system.

TOTAL REVENUE

		Increase
(in thousands)	2021	(Decrease)	2020
Total revenue	$17,628	(1.2)%	$17,837

Total revenue in 2021 decreased 1.2% compared to 2020 primarily due to the expiration of two Gamma Knife contracts in the fourth quarter of 2020 and the first quarter of 2021, and a decrease in PBRT fractions. The decrease in PBRT volume was primarily due to the continued impact from the COVID-19 pandemic and down-time for repair of system components.

Gamma Knife Revenue

		Increase
	2021	(Decrease)	2020
Revenue from Gamma Knife (in thousands)	$11,629	(0.4)%	$11,670
Number of Gamma Knife procedures	1,436	(6.1)%	1,530
Average revenue per procedure	$8,098	4.3%	$7,763

Gamma Knife revenue for 2021 was $11,629,000 compared to $11,670,000 in 2020. Gamma Knife revenue for 2021 decreased $41,000 compared to 2020 due to a decrease in procedures, offset by an increase in average reimbursement.

The number of Gamma Knife procedures performed in 2021 decreased 94 compared to 2020 primarily due to the expiration of one contract in the fourth quarter of 2020 and another contract in the first quarter of 2021, offset by the acquisition of GKCE in June 2020. Excluding the two Gamma Knife contracts that expired and GKCE procedures, Gamma Knife procedures for existing sites increased 7% in 2021 compared to the prior year.

The number of Gamma Knife procedures performed by GKPeru and GKCE increased 70% and 116% in 2021 compared to 2020, respectively.  GKPeru’s procedures increased in 2021 because the Company executed a contract with Peru’s national health program, Es Salud.  These procedures are reimbursed at a lower rate than GKPeru’s historical average.  The Company acquired GKCE in June 2020, driving the increase in volume in 2021.  The COVID-19 pandemic has more strongly impacted procedure volumes in Peru and Ecuador compared to the US in 2021.

Revenue per procedure increased by $335 in 2021 compared to 2020. Excluding the two Gamma Knife contracts that expired and GKCE procedures for 2021, the average rate increased 4%. This increase was due to higher reimbursement at the Company’s retail sites, driven by several large reimbursements from commercial payors, offset by the expiration of a fee-per-use contract in the fourth quarter of 2020, which was reimbursed at a lower rate.

Proton Therapy Revenue

		Increase
	2021	(Decrease)	2020
Revenue from PBRT (in thousands)	$6,058	(1.8)%	$6,167
Number of PBRT fractions	4,426	(24.6)%	5,868
Average revenue per fraction	$1,369	30.2%	$1,051

PBRT revenue for 2021 was $6,058,000 compared to $6,167,000 in 2020. The number of PBRT fractions performed in 2021 was 4,426 compared to 5,868 in 2020. Revenue per fraction in 2021 was $1,369 compared to $1,051 in 2020. The decrease in PBRT volume was primarily due to the continued impact from the COVID-19 pandemic and down-time for repair of system components.  This decrease was offset by an increase in average reimbursement. The average reimbursement increased due to a shift in payor mix from Medicare to commerical or other payors, which are reimbursed at a higher amount.

IGRT Revenue

		Increase
(in thousands)	2021	(Decrease)	2020
Revenue from IGRT	$(59)	*	$—

The Company’s contract for IGRT equipment and related equipment services expired in April 2020. As of March 31, 2021, the Company reviewed its estimate of related revenues and accounts receivable and determined the amount should be $0 and wrote off the balance of $59,000.

COSTS OF REVENUE

		Increase
(In thousands)	2021	(Decrease)	2020
Total costs of revenue	$10,902	(18.5)%	$13,371
Percentage of total revenue	61.8%		75.0%

The Company's costs of revenue, consisting of maintenance and supplies, depreciation and amortization, and other operating expenses (such as insurance, property taxes, sales taxes, marketing costs and operating costs from the Company’s retail sites) decreased by $2,469,000 in 2021 compared to 2020.

Maintenance and supplies costs as a percentage of total revenue were 14.1% and 13.4% in 2021 and 2020, respectively. Maintenance and supplies costs increased by $105,000 in 2021 compared to 2020. The increase in 2021 compared to 2020was primarily due to a maintenance contract for one of the Company’s Gamma Knife Icon upgrades which commenced in the fourth quarter of 2020.

Depreciation and amortization costs as a percentage of total revenue were 27.5% and 38.1% in 2021 and 2020. Depreciation and amortization costs decreased $1,933,000 in 2021 compared to 2020. The decrease in 2021 compared to 2020was primarily due to the expiration of one contract in the fourth quarter of 2020 and another contract in the first quarter of 2021. In addition, the Company determined some of its Gamma Knife equipment was impaired as of December, 31, 2020 and the related equipment values were written off. Therefore, there was no depreciation expense incurred on this equipment for the twelve-month period ended December 31, 2021. These decreases were offset by a change in estimate for salvage value for nine of the Company’s Gamma Knife units effective in the second quarter of 2021. The net effect of this change in estimate for the twelve-month period ended December 31, 2021, was a decrease in net income of approximately $342,000 or $0.06 per diluted share. Salvage value is based on the estimated fair value of the equipment at the end of its useful life. This change in estimate also impacts future periods.

Other direct operating costs as a percentage of total revenue were 20.2% and 23.5% in 2021 and 2020, respectively. Other direct operating costs decreased by $641,000 in 2021 compared to 2020. The decrease in 2021 was primarily due to the expiration of one retail contract in the first quarter of 2021 and a decrease in operating costs for the Company’s existing retail sites.

SELLING AND ADMINISTRATIVE EXPENSE

		Increase
(In thousands)	2021	(Decrease)	2020

Selling and administrative costs	$4,531	(1.7)%	$4,608
Percentage of total revenue	25.7%		25.8%

The Company's selling and administrative costs increased $77,000 in 2021 compared to 2020. The increase in 2021 was due to legal and related fees associated with new business opportunites.

INTEREST EXPENSE

		Increase
(In thousands)	2021	(Decrease)	2020

Interest expense	$739	(30.1)%	$1,057
Percentage of total revenue	4.2%		5.9%

The Company's interest expense decreased $318,000 in 2021 compared to 2020. On April 9, 2021, the Company refinanced predominantly all of its existing debt and finance lease portfolio at a lower effective interest rate compared to the Company's historic portfolio rate, reducing interest expense.

(LOSS) ON WRITE DOWN OF IMPAIRED ASSETS AND ASSOCIATED REMOVAL COSTS

		Increase
(In thousands)	2021	(Decrease)	2020

Loss on write down of impaired assets	$105	(98.7)%	$8,264

Percentage of total revenue	0.6%		46.3%

As of December 31, 2021 and 2020, the Company recognized a loss on the write down of impaired assets of $105,000 and $8,264,000, respectively. The Company reviewed its Gamma Knife and PBRT equipment, in light of available information as of December 31, 2020, and concluded events and circumstances existed that indicated the value of these assets was more-than temporarily impaired. The impaired assets included six Gamma Knife units and related removal costs, and two deposits towards the purchase of proton beam systems and related capitalized interest. The six Gamma Knife units that were impaired consisted of two units that had been taken out of service in prior years, one unit that was taken out of service in 2020, one unit that was taken out of service in 2021, one that was taken out of service in January 2022, and a fourth that the Company anticipates will be removed later in 2022. The Company reviewed its Gamma Knife and PBRT equipment, in light of available information as of December 31, 2021 and concluded no additional impairment exists.  As of December 31, 2021, the Company recognized an additional $105,000 related to the removal costs of one of the unit that was removed in January 2022.

INCOME TAX EXPENSE

		Increase
(In thousands)	2021	(Decrease)	2020

Income tax expense (benefit)	$269	115.5%	$(1,737)
Percentage of total revenue	1.5%		(9.7)%
Percentage of income, after net income attributable to non-controlling interests, and before income taxes	58.1%		19.7%

Income tax expense increased $2,006,000 in 2021 compared to 2020. The increase in income tax expense in 2021 was due to the loss on write-down of impaired assets recorded during the year ended December 31, 2020.

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

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS

		Increase
(In thousands)	2021	(Decrease)	2020

Net income (loss) attributable to non-controlling interests	$484	173.6%	$(658)

Percentage of total revenue	2.7%		(3.7)%

Net income attributable to non-controlling interests increased $1,142,000 in 2021 compared to 2020. Net income attributable to non-controlling interests represents the pre-tax income earned by the 19% non-controlling interest in GKF, and the pre-tax income or losses of the non-controlling interests in various subsidiaries controlled by GKF. The decrease or increase in net income attributable to non-controlling interests reflects the relative profitability of GKF. The increase in 2021 compared to 2020 was due to the loss on write off of impaired assets recorded during the year ended December 31, 2020.

NET INCOME ATTRIBUTABLE TO AMERICAN SHARED HOSPITAL SERVICES

(In thousands,		Increase
except per share amounts)	2021	(Decrease)	2020

Net income (loss) attributable to ASHS	$194	102.7%	$(7,058)
Net income (loss) per share attributable to ASHS, diluted	$0.03	102.6%	$(1.14)

Net income (loss) attributable to American Shared Hospital Services increased $7,252,000 in 2021 compared to 2020. The increase in 2021 compared to 2020 was primarily due to the loss on write down of impaired assets recorded during the year ended December 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary liquidity needs are to fund capital expenditures as well as support working capital requirements. In general, the Company’s principal sources of liquidity are cash and cash equivalents on hand and a $7,000,000 revolving line of credit.  As of December 31, 2021, the Company has not drawn on its line of credit. The Company had cash and cash equivalents of $8,263,000 at December 31, 2021 compared to $4,325,000 at December 31, 2020, an increase of $3,938,000. The Company’s expected primary cash needs on both a short and long-term basis are for capital expenditures, business expansion, working capital, and other general corporate purposes.

Operating activities provided cash of $6,267,000 in 2021, which was driven by net income of $678,000, non-cash charges for depreciation and amortization of $4,972,000, stock-based compensation expense of $420,000, amortization of deferred issuance costs of $59,000, a loss on the write-down of impaired assets of $105,000, a loss on sublease impairment of $74,000, a loss on early extinguishment of debt of $401,000, deferred income taxes of $60,000, and changes in payables and other accrued liabilities of $851,000. These were offset by changes in receivables of $519,000, changes in prepaids and other assets of $14,000, payment of asset retirement obligations of $618,000, and income taxes payable of $230,000.

The Company’s trade accounts receivable decreased by $92,000 to $4,211,000 at December 31, 2021 from $4,303,000 at December 31, 2020. The number of days revenue (sales) outstanding (“DSO”) in accounts receivable as of December 31, 2021 was 87 days compared to 88 days at December 31, 2020. DSO can and does fluctuate depending on timing of customer payments received and the mix of fee per use versus retail customers. Retail sites generally have longer collection periods than fee per use sites.

Investing activities used $1,674,000 of cash in 2021 due to payments made towards the purchase of property and equipment.

Financing activities used $655,000 of cash during 2021. On April 9, 2021, the Company refinanced certain of its existing debt and finance leases and used proceeds of $13,897,000 to pay principal payments on long-term debt and finance leases of $12,846,000. The Company also incurred prepayment penalties of $401,000, and debt issuance costs of $325,000 from this transaction. This was offset by $5,000 in proceeds from options exercised during 2021. The Company also made distributions to non-controlling interests of $514,000 and payments on short-term financing of insurance premiums of $471,000.

Working Capital

The Company had working capital at December 31, 2021 of $9,196,000 compared to a working capital deficit of $1,530,000 at December 31, 2020. The $10,726,000 increase in net working capital was primarily due to the refinancing that occurred during the second quarter of 2021. The refinancing decreased the Company's current debt and finance obligations in addition to providing excess working capital.  The Company also secured a $7,000,000 as part of the refinancing.  The Company has not drawn on the line as of December 31, 2021. The Company believes that its cash flow from operations, cash on hand and other cash resources are adequate to meet its scheduled debt and finance lease obligations during the next 12 months. See additional discussion below related to commitments. See Note 6 - Long-Term Debt Financing to the consolidated financial statements for more information.

The Company, in the past, has secured financing for its Gamma Knife and radiation therapy units. The Company has secured financing for its projects from several lenders and anticipates that it will be able to secure financing on future projects from these or other lending sources, but there can be no assurance that financing will continue to be available on acceptable terms.

Long-Term Debt

Prior to April 2021, GKF generally financed its U.S. Gamma Knife units, upgrades and additions with loans or finance leases from various finance companies for typically 100% of the cost of each Gamma Knife, plus any sales tax, customs, and duties. On April 9, 2021, the Company and certain of its domestic subsidiaries entered into a five year $22,000,000 credit agreement with Fifth Third Bank, N.A., which refinanced its existing domestic Gamma Knife portfolio.  The lease financing previously obtained by Orlando was also refinanced as long-term debt by the Credit Agreement. The Credit Agreement includes a $7,000,000 revolving line of credit that the Company has not drawn on as of December 31, 2021. The Credit Agreement is 48% amortized over a 58-month period and is secured by a lien on substantially all of the assets of the Company and certain of its domestic subsidiaries. The Company’s Gamma Knife unit in Ecuador is financed with DFC.

As of December 31, 2021, LIBOR will no longer be used to price new loans, but 1-month, 3-month, 6-month and 12-month maturities will continue to be published through 2023. At that time, the Company will work with Fifth Third Bank to determine an alternative base rate. The Revolving Line is charged an unused line fee of 0.25% per annum. The Term Loan and DDTL have interest and principal payments due quarterly. Principal amortization on an annual basis for the Term Loan and DDTL equates to 48% of the original principal loan commitments in years one through five and an end of term payment of the remaining principal balance. See Note 6 - Long Term Debt to the consolidated financial statements for additional information.

Commitments

As of December 31, 2021, the Company had commitments to purchase two MEVION S250i PBRT systems for $34,000,000, and commitments to purchase and install Gamma Knife and LINAC equipment totaling $10,760,000. There are no significant cash requirements, pending financing, for these commitments in the next 12 months. There can be no assurance that financing will be available for the Company’s current or future projects, or at terms that are acceptable to the Company.  However, the Company currently has cash on hand of $8,263,000 and a line of credit of $7,000,000 to fund these projects.

The Company also had commitments to service these various equipment commitments totaling $8,408,000. The Gamma Knife and certain other service contracts are paid monthly, as service is performed. The Company believes that cash flow from operations, cash on hand and its line of credit will be sufficient to cover these payments.  See Note 13 - Commitments and Contingencies to the consolidated financial statements for further discussion on commitments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment management believes that, as of December 31, 2021, the Company’s internal control over financial reporting is effective based on those criteria.

(c)	Changes in internal controls over financial reporting.

Our Chief Executive Officer and our Chief Financial Officer have evaluated the changes to the Company’s internal control over financial reporting that occurred during our last fiscal quarter ended December 31, 2021, as required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2022 Annual Meeting of Shareholders (the “2022 Proxy Statement”). Information regarding executive officers of the Company, included herein under the caption “Executive Officers of the Company” in Part I, Item 1 above, is incorporated herein by reference.

Information concerning the identification of our standing audit committee required by this Item is incorporated by reference from the 2022 Proxy Statement.

Information concerning our audit committee financial experts required by this Item is incorporated by reference from the 2022 Proxy Statement.

Information concerning compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference from the 2022 Proxy Statement.

We have adopted a Code of Ethics that is available on our website at www.ashs.com. The information on our website is not part of this report. You may also request a copy of this document free of charge by writing our Corporate Secretary.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item is incorporated herein by reference from the 2022 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated herein by reference from the 2022 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated herein by reference from the 2022 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the section entitled “Ratification of the Appointment of Our Independent Registered Public Accounting Firm” in our Proxy Statement for the 2022 Annual Meeting of Stockholders.

Auditor Firm Id:	659	Auditor Name:	Moss Adams LLP	Auditor Location:	Seattle, WA United States

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules.

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

(b)	Exhibits.

The following Exhibits are filed with this Report.

Exhibit			Incorporated by reference herein
Number		Description	Form	Exhibit	Date
3.1		Articles of Incorporation of the Company.	10-Q 001-08789	3.1	5/15/2017

3.1a		Certificate of Amendment to Articles of Incorporation of the Company.	10-K 001-08789	3.1	3/27/2017

3.2		By-laws of the Company, as amended and restated dated as of January 27, 2021.	8-K 001-08789	3.1	2/2/2021

4.1		Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K 001-08789	4.1	4/6/2021

10.1		Operating Agreement for GK Financing, LLC dated as of October 17, 1995 between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	S-1 033-63721	10.12	10/26/1995

10.1a		Amendment Agreement dated as of October 26, 1995 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	S-1/A 033-63721	10.13	3/29/1996

10.1b		Second Amendment Agreement dated as of December 20, 1995 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	S-1/A 033-63721	10.13	3/29/1996

10.1c		Third Amendment Agreement dated as of October 16, 1996 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	10-K 001-08789	10.13b	3/31/1998

10.1d		Amendment Four Agreement dated as of March 31, 1998 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	10-K 001-08789	10.8	3/31/1999

10.1e		Fifth Amendment Agreement dated as of March 31, 1998 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	10-K 001-08789	10.9	3/31/1999

10.1f		Sixth Amendment Agreement dated as of June 5, 1998 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	10-K 001-08789	10.10	3/31/1999

10.1g		Seventh Amendment Agreement dated as of October 18, 2006 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	10-K 001-08789	10.52	4/2/2007

10.1h		Eighth Amendment Agreement dated as of April 28, 2010 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	10-K 001-08789	10.1h	3/30/2016

10.1i		Ninth Amendment Agreement dated as of May 16, 2011 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	10-K 001-08789	10.1i	3/30/2016

10.1j	*	Tenth Amendment Agreement dated as of March 25, 2021 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	10-K 001-08789	10.1j	3/30/2022

10.2		Lease Agreement for a Gamma Knife Unit dated as of October 29, 1996 between GK Financing, LLC and Methodist Healthcare Systems of San Antonio, Ltd., dba Southwest Texas Methodist Hospital.	10-K 001-08789	10.2	3/30/2016

10.2a		Addendum to Lease Agreement for a Gamma Knife Unit dated as of October 31, 1996 between GK Financing, LLC and Methodist Healthcare System of San Antonio, Ltd., dba Southwest Texas Methodist Hospital.	10-K 001-08789	10.2a	3/30/2016

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

			10-Q 001-08789	10.18b	11/15/2010

10.4		Purchased Services Agreement (for a Gamma Knife Unit) dated as of November 19, 2008 between GK Financing, LLC and Kettering Medical Center.	10-Q 001-08789	10.1	8/11/2016

10.4a		First Amendment to Purchased Services Agreement (for a Gamma Knife Unit) dated as of June 11, 2009 between GK Financing, LLC and Kettering Medical Center.	10-Q 001-08789	10.1a	8/11/2016

10.4b	#	Second Amendment to Purchased Services Agreement (for a Gamma Knife Unit) dated as of February 27, 2014 between GK Financing, LLC and Kettering Medical Center.	10-K 001-08789	10.21c	4/1/2015

10.4c	#	Third Amendment to Purchased Services Agreement (for a Gamma Knife Unit) dated as of March 28, 2019 between GK Financing, LLC and Kettering Medical Center	10-Q 001-08789	10.1	11/7/2019

10.5	#	Lease Agreement for a Gamma Knife Unit (Perfexion Upgrade) dated as of July 30, 2013 between Tufts Medical Center, Inc. (FKA New England Medical Center Hospitals, Inc.) and GK Financing, LLC.	10-K 001-08789	10.22b	3/31/2014

10.5a	#	First Amendment to Lease Agreement for a Gamma Knife Unit (Perfexion Upgrade) dated as of April 23, 2020 between Tufts Medical Center, Inc. (FKA New England Medical Center Hospitals, Inc.) and GK Financing, LLC.	10-Q 001-08789	10.1	8/14/2020

10.6	#	Amended and Restated Equipment Lease Agreement (for a Gamma Knife Unit) dated as of December 12, 2014, between GK Financing, LLC and the Board of Trustees of the University of Arkansas on behalf of the University of Arkansas for Medical Sciences.	10-Q 001-08789	10.4	8/19/2015

10.10		Lease Agreement for a Gamma Knife Unit dated as of November 1, 1999 between GK Financing, LLC and Jackson HMA, Inc. d/b/a Central Mississippi Medical Center.	10-K 001-08789	10.10	3/30/2016

10.10a		Addendum to Lease Agreement for a Gamma Knife Unit dated as of November 1, 1999 between Jackson HMA, Inc. dba Central Mississippi Medical Center and GK Financing, LLC.	10-Q 001-08789	10.34	8/10/2001

10.10b	#	Addendum Two to Lease Agreement for a Gamma Knife Unit dated as of November 6, 2006 between GK Financing, LLC and Jackson HMA, Inc. d/b/a Central Mississippi Medical Center.	10-K 001-08789	10.51	4/2/2007

10.10c		Amendment Three to Lease Agreement for a Gamma Knife Unit dated as of February 23, 2010 between GK Financing, LLC and Jackson HMA, LLC d/b/a Central Mississippi Medical Center.	10-K 001-08789	10.10c	3/30/2016

10.10d		Amendment Four to Lease Agreement for a Gamma Knife Unit dated as of May 1, 2019 between GK Financing, LLC and Jackson HMA, LLC d/b/a Central Mississippi Medical Center.	10-Q 001-08789	10.1	5/11/2020

10.11		Lease Agreement for a Gamma Knife Unit dated as of February 18, 2000 between GK Financing, LLC and OSF HealthCare System.	10-K 001-08789	10.11	3/30/2016

10.11a		Addendum to Lease Agreement for a Gamma Knife Unit dated as of April 13, 2007, between GK Financing, LLC and OSF Healthcare System.	10-Q 001-08789	10.2	8/11/2016

10.11b		Addendum Two to Lease Agreement for a Gamma Knife Unit dated as of October 31, 2012 between GK Financing, LLC and OSF Healthcare System.	10-Q 001-08789	10.2a	8/11/2016

10.11c	#	Addendum Three to Lease Agreement for a Gamma Knife Unit dated as of June 7, 2016 between GK Financing, LLC and OSF Healthcare System.	10-Q 001-08789	10.2b	8/11/2016

10.11d		Addendum Four to Lease Agreement for a Gamma Knife Unit dated as of February 6, 2020 between GK Financing, LLC and OSF Healthcare System.	10-K 001-08789	10.11d	4/6/2021

10.11e	*#	Addendum Five to Lease Agreement for a Gamma Knife Unit dated as of April 28, 2021 between GK Financing, LLC and OSF Healthcare System.	10-K 001-08789	10.11e	3/30/2022

10.13		Equipment Lease Agreement (for a Gamma Knife Unit) dated as of February 13, 2003 between GK Financing, LLC and AHS Albuquerque Regional Medical Center, LLC.	10-K 001-08789	10.13	3/30/2016

10.13a	#	Amendment to Equipment Lease Agreement (Perfexion Upgrade) dated as of April 8, 2011 between GK Financing, LLC and Lovelace Health System, Inc., d/b/a Lovelace Medical Center.	10-Q 001-08789	10.62	8/15/2011

10.13b		Assignment and Assumption of Purchase and License Agreement dated as of February 2, 2011 between Elekta, Inc., GK Financing, LLC and Albuquerque GK Equipment, LLC.	10-Q 001-08789	10.62a	8/15/2011

10.13c	#	Icon Upgrade and Amendment Two to Equipment Lease Agreement for a Gamma Knife Unit dated as of October 15, 2019 between GK Financing, LLC and Lovelace Health System, Inc., d/b/a Lovelace Medical Center.	10-Q 001-08789	10.1	11/13/2020

10.14		Equipment Lease Agreement (for a Gamma Knife Unit) dated as of March 21, 2003 between GK Financing, LLC and Northern Westchester Hospital Center.	10-K 001-08789	10.14	3/30/2016

10.14a	#	Amendment to Equipment Lease Agreement (Perfexion Upgrade) dated as of June 8, 2012 between GK Financing, LLC and Northern Westchester Hospital Center.	10-Q 001-08789	10.46a	8/14/2013

10.14b	#	Amendment Two to Equipment Lease Agreement (Reload) dated as of October 7, 2020 between GK Financing, LLC and Northern Westchester Hospital Association.	10-Q 001-08789	10.1	5/13/2021

10.16	#	Purchased Services Agreement (for a Gamma Knife Unit) dated as of March 5, 2008 between GK Financing, LLC and USC University Hospital, Inc.	10-Q 001-08789	10.57	5/14/2008

10.16a	#	First Amendment to Purchased Services Agreement (for a Gamma Knife Unit) dated as of April 1, 2009 between GK Financing, LLC and University of Southern California.	10-Q 001-08789	10.57a	8/14/2009

10.16b	#	Second Amendment to Purchased Services Agreement (for a Gamma Knife Unit) dated as of October 1, 2013 between GK Financing, LLC and University of Southern California.	10-Q 001-08789	10.57b	8/14/2014

10.16c		Third Amendment to Purchased Services Agreement dated as June 30, 2020 between GK Financing, LLC and University of Southern California.	10-Q 001-08789	10.2	11/13/2020

10.16d		Fourth Amendment to Purchased Services Agreement dated as of July 28, 2021 between GK Financing, LLC and University of Southern California.	10-Q 001-08789	10.1	11/10/2021

10.17	#	Equipment Lease Agreement (for a Gamma Knife Unit) dated as of May 1, 2010 between GK Financing, LLC and Fort Sanders Regional Medical Center.	10-Q 001-08789	10.60	5/16/2011

10.17a		Amendment to Lease Agreement (for a Gamma Knife Unit) dated as of January 3, 2012 between GK Financing, LLC and Fort Sanders Regional Medical Center.	10-K 001-08789	10.17a	3/30/2016

10.17b		Second Amendment to Equipment Lease Agreement (for a Gamma Knife Unit) dated as of June 1, 2017 between GK Financing, LLC and Fort Sanders Regional Medical Center.	10-Q 001-08789	10.2	8/10/2017

10.18	#	Leksell Gamma Knife Perfexion Purchased Services Agreement dated as of August 5, 2011 between Jacksonville GK Equipment, LLC and St. Vincent’s Medical Center, Inc.	10-K 001-08789	10.63	3/30/2012

10.18a	#	First Amendment to the Leksell Gamma Knife Perfexion Purchased Services Agreement dated as of October 10, 2011 between Jacksonville GK Equipment, LLC and St. Vincent’s Medical Center, Inc.	10-K 001-08789	10.63a	3/30/2012

10.19	#	Leksell Gamma Knife Perfexion Purchased Services Agreement dated as of January 19, 2012 between GK Financing, LLC and Sacred Heart Health System, Inc.	10-Q 001-08789	10.65	5/15/2013

10.20	#	Leksell Gamma Knife Perfexion Purchased Services Agreement dated as of March 27, 2014 between GK Financing, LLC and PeaceHealth doing business through its operating division PeaceHealth Sacred Heart Medical Center at RiverBend.	10-K 001-08789	10.67	4/1/2015

10.20a		Amendment One to Leksell Gamma Knife Perfexion Purchased Services Agreement dated as of March 27, 2014 between GKF Financing, LLC and PeaceHealth Sacred Heart Medical Center at Riverbend.	10-Q 001-08789	10.2	5/13/2021

10.21	#	Equipment Lease Agreement (for a Gamma Knife Unit) dated as of February 21, 2017 between Bryan Medical Center, and GK Financing, LLC.	10-Q 001-08789	10.1	11/13/2017

10.21a	#	First Amendment to Equipment Lease Agreement (for a Gamma Knife unit) dated as of February 14, 2018 between Bryan Medical Center and GK Financing, LLC	10-Q 001-08789	10.1	5/10/2018

10.22	#	Proton Beam Radiation Therapy Lease Agreement dated as of October 18, 2006 between American Shared Hospital Services and Orlando Regional Healthcare System, Inc.	10-Q 001-08789	10.3	8/11/2016

10.22a	#

Amendment One to Proton Beam Radiation Therapy Lease Agreement dated as of August 12, 2012 between American Shared Hospital Services and Orlando Health, Inc., formerly known as Orlando Regional Healthcare System, Inc.

			10-Q 001-08789	10.3a	8/11/2016

10.23	#	Equipment Lease Agreement (for a Gamma Knife Unit) dated as of May 8, 2018 between The Methodist Hospitals, Inc. and GK Financing, LLC	10-Q 001-08789	10.1	5/13/2019

10.24	•	American Shared Hospital Services Incentive Compensation Plan as Amended and Restated effective June 25, 2021	8-K 001-08789	10.1	7/1/2021

10.25	•	Form of Indemnification Agreement between American Shared Hospital Services and members of its Board of Directors.	10-K 001-08789	10.26	3/30/2016

10.26	•	Form of American Shared Hospital Services Incentive Compensation Plan Performance Share Award Agreement.	10-K 001-08789	10.25	3/27/2017

10.27	•	Offer Letter between the Company and Mr. Raymond C. Stachowiak dated April 22, 2020	8-K 001-08789	99.1	4/22/2020

10.28		Credit Agreement dated as of April 9, 2021 among American Shared Hospital Services, PBRT Orlando, LLC and GK Financing, LLC as the initial co-Borrowers, and American Shared Radiosurgery Services as the initial additional Loan Party and Fifth Third Bank, National Association, as Lender.	8-K 001-08789	10.1	4/15/2021

21.1	*	Subsidiaries of American Shared Hospital Services

23.1	*	Consent of Independent Registered Public Accounting Firm

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14a/15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14a/15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	ǂ	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline Instance XBRL contained in Exhibit 101

	*	Filed herewith.
	ǂ	Furnished herewith.
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

AMERICAN SHARED HOSPITAL SERVICES
(Registrant)

March 30, 2022	By:	/s/ Raymond C. Stachowiak
Raymond C. Stachowiak
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raymond C. Stachowiak	Chief Executive Officer, Director	March 30, 2022
Raymond C. Stachowiak

/s/ Daniel G. Kelly Jr.	Director	March 30, 2022
Daniel G. Kelly JR.

/s/ Ernest A. Bates	Director	March 30, 2022
Ernest A. Bates, M.D.

/s/ Kathleen Miles	Director	March 30, 2022
Kathleen Miles

/s/ Vicki L. Wilson	Director	March 30, 2022
Vicki Wilson

/s/ Craig K. Tagawa	President, Chief Operating Officer and	March 30, 2022
Craig K. Tagawa	Chief Financial Officer (Principal Accounting Officer)

AMERICAN SHARED HOSPITAL SERVICES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

and

CONSOLIDATED FINANCIAL STATEMENTS

AS OF December 31, 2021 and 2020,

and

FOR THE YEARS ENDED December 31, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

American Shared Hospital Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Shared Hospital Services, Inc. (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Retail Revenue Recognition – Estimates of Reimbursement Rates and Payor Mix

As discussed in Note 2 in the Company’s consolidated financial statements, retail revenue amounted to approximately $10,651,000, which was approximately 60% of total consolidated revenue, during the year ended  December 31, 2021. The related accounts receivable balance for total retail sites accounted for 63% of total accounts receivable at December 31, 2021. The Company has retail customer revenue classified as either turn-key or revenue sharing that are recognized under Accounting Standards Codification (“ASC”) 842 Leases (“ASC 842”). Under revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital. Under turn-key arrangements, the Company receives payment from the hospital based on the amount of the hospital’s reimbursement from third party payors.

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

The primary procedures we performed to address this critical audit matter included:

a.

Obtaining management’s reconciliation of retail revenue and accounts receivable by site agreeing to supporting documentation related to the estimated reimbursement rates and payor mix used in the calculation.

b.

Obtaining third party confirmations, confirming number of procedures, payment dates and amounts paid, and reconciling confirmed amounts to management’s reconciliation, in order to validate approximate rate per procedure.

c.	Testing subsequent cash receipts and evaluating the reasonableness of the estimates through a look-back analysis over retail revenue as compared to accounts receivable balances previously recognized.

d.

Developing an independent expectation of reimbursement rates per procedure based on historical trends, procedures, and payment amounts received through confirmation directly with the hospital, and comparing to management’s estimates.

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

The primary procedure we performed to address this critical audit matter included:

a

Evaluating management’s determination of salvage values by comparing determined salvages values with historical trade-in transactions and publicly available transaction information, which included reviewing relevant purchase agreements, supplier agreements and evaluating publicly available transaction information.

/s/ Moss Adams LLP

San Francisco, California

March 30, 2022

We have served as the Company’s auditor since 2000.

AMERICAN SHARED HOSPITAL SERVICES CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,145,000	$3,961,000
Restricted cash	118,000	364,000
Accounts receivable, net of allowance for doubtful accounts of $100,000 at At December 31, 2021 and December 31, 2020	4,211,000	4,303,000
Other receivables	613,000	272,000
Prepaid maintenance	1,174,000	1,169,000
Prepaid expenses and other current assets	826,000	781,000
Total current assets	15,087,000	10,850,000
PROPERTY AND EQUIPMENT, net	28,254,000	30,418,000
LAND	19,000	19,000
GOODWILL	1,265,000	1,265,000
INTANGIBLE ASSETS	78,000	78,000
RIGHT OF USE ASSETS	654,000	886,000
OTHER ASSETS	73,000	137,000
TOTAL ASSETS	$45,430,000	$43,653,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$746,000	$683,000
Employee compensation and benefits	423,000	405,000
Other accrued liabilities	2,419,000	2,045,000
Asset retirement obligations	757,000	1,270,000
Income taxes payable	96,000	373,000
Working capital payment due	—	197,000
Current portion of lease liabilities	369,000	305,000
Current portion of long-term debt, net	1,081,000	1,157,000
Current portion of finance leases	—	5,945,000
Total current liabilities	5,891,000	12,380,000
LONG-TERM LEASE LIABILITIES, less current portion	359,000	581,000
LONG-TERM DEBT, net, less current portion	14,323,000	3,440,000
LONG-TERM FINANCE LEASES, less current portion	—	2,974,000
DEFERRED REVENUE, less current portion	140,000	210,000
DEFERRED INCOME TAXES	478,000	418,000
COMMITMENTS AND CONTINGENCIES (See Note 12)
SHAREHOLDERS’ EQUITY
Common stock, no par value
Common stock, no par value (10,000,000 authorized; Issued and outstanding shares – 6,049,000 at December 31, 2021 and 5,791,000 at December 31, 2020	10,758,000	10,753,000
Additional paid-in capital	7,444,000	7,024,000
Retained earnings	1,691,000	1,497,000
Total equity- American Shared Hospital Services	19,893,000	19,274,000
Non-controlling interests in subsidiaries	4,346,000	4,376,000
Total shareholders’ equity	24,239,000	23,650,000
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$45,430,000	$43,653,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED December 31,
	2021	2020

Revenues	$17,628,000	$17,837,000
	17,628,000	17,837,000
Costs of revenue:
Maintenance and supplies	2,490,000	2,385,000
Depreciation and amortization	4,856,000	6,789,000
Other direct operating costs	3,556,000	4,197,000
	10,902,000	13,371,000
Gross margin	6,726,000	4,466,000

Selling and administrative expense	4,531,000	4,608,000
Interest expense	739,000	1,057,000
Loss on write down of impaired assets and associated removal costs	105,000	8,264,000

Operating income (loss)	1,351,000	(9,463,000)

(Loss) on early extinguishment of debt	(401,000)	-
Interest and other (loss) income	(3,000)	10,000
Income (loss) before income taxes	947,000	(9,453,000)
Income tax expense (benefit)	269,000	(1,737,000)

Net income (loss)	678,000	(7,716,000)

Less: net (income) loss attributable to non-controlling interests	(484,000)	658,000
Net income (loss) attributable to American Shared Hospital Services	$194,000	$(7,058,000)

Net income (loss) per share attributable to American Shared Hospital Services:
Income (loss) per common share- basic	$0.03	$(1.14)
Income (loss) per common share- diluted	$0.03	$(1.14)

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	THREE YEARS ENDED December 31, 2021
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Sub-Total ASHS	Non-controlling Interests in Subsidiaries	Total
Balances at December 31, 2019	5,817,000	$10,753,000	$6,725,000	$8,555,000	$26,033,000	$5,778,000	$31,811,000
Stock-based compensation expense	103,000	—	299,000	—	299,000	—	299,000
Cash distributions to non-controlling interests	—	—	—	—	—	(761,000)	(761,000)
NCI investment in acquisition	—	—	—	—	—	17,000	17,000
Restricted common shares returned to plan	(129,000)	—	—	—	—	—	—
Net (loss)	—	—	—	(7,058,000)	(7,058,000)	(658,000)	(7,716,000)
Balances at December 31, 2020	5,791,000	$10,753,000	$7,024,000	$1,497,000	$19,274,000	$4,376,000	$23,650,000
Stock-based compensation expense	130,000	—	420,000	—	420,000	—	420,000
Options exercised	5,000	5,000	—	—	5,000	—	5,000
Issuance of deferred restricted stock awards	123,000	—	—	—	—	—	—
Cash distributions to non-controlling interests	—	—	—	—	—	(514,000)	(514,000)
Net income	—	—	—	194,000	194,000	484,000	678,000
Balances at December 31, 2021	6,049,000	$10,758,000	7,444,000	1,691,000	19,893,000	4,346,000	24,239,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED December 31,
	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$678,000	$(7,716,000)
Adjustments to reconcile net income (loss) to net cash from operating activities (excluding assets acquired and liabilities assumed):
Depreciation and amortization	4,972,000	6,970,000
Non cash lease expense	309,000	288,000
Amortization of deferred issuance costs	59,000	—
Loss on write down impaired assets	105,000	8,184,000
Loss on sublease impairment, net	74,000	—
Loss on extinguishment of debt	401,000	—
Deferred income taxes	60,000	(2,162,000)
Stock-based compensation expense	420,000	299,000
Interest expense associated with lease liabilities	42,000	65,000
Changes in operating assets and liabilities:
Receivables	(519,000)	2,966,000
Prepaid expenses and other assets	14,000	762,000
Accounts payable, accrued liabilities and deferred revenue	851,000	263,000
Asset retirement obligations	(618,000)	—
Lease liability	(351,000)	(353,000)
Income taxes payable	(230,000)	179,000
Net cash from operating activities	6,267,000	9,745,000
INVESTING ACTIVITIES
Payment for purchase of property and equipment	(1,674,000)	(455,000)
Payment for acquisition, net of cash acquired	—	(2,084,000)
Proceeds from sale of equipment	—	150,000
Net cash (used in) investing activities	(1,674,000)	(2,389,000)
FINANCING ACTIVITIES
Principal payments on long-term debt	(3,927,000)	(1,726,000)
Principal payments on finance leases	(8,919,000)	(3,199,000)
Proceeds from financing for acquisition	—	1,425,000
Long-term debt financing	13,897,000	—
Prepayment penalties	(401,000)	—
Distributions to non-controlling interests	(514,000)	(761,000)
Debt issuance costs long-term debt	(325,000)	(30,000)
Proceeds from options exercised	5,000	—
Principal payments on short-term financing prepaid insurance	(471,000)	(519,000)
Net cash (used in) financing activities	(655,000)	(4,810,000)
Net change in cash and cash equivalents	3,938,000	2,546,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of year	4,325,000	1,779,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of year	$8,263,000	$4,325,000

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$680,000	$938,000
Cash paid for income taxes	$712,000	$339,000

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Lease reassessment right of use assets and lease liabilities	$—	$67,000
Right of use assets and lease liabilities	$151,000	$135,000
Interest capitalized to property and equipment	$—	$119,000
Acquisition of equipment with finance leases	$—	$496,000
Acquisition of equipment with long-term debt financing	$1,103,000	$1,184,000
Acquisition of insurance with short-term financing	$—	$634,000
First working capital payment related to acquisition, withholding taxes	$—	$43,000
Subsequent working capital payment for acquisition	$—	$154,000

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

The Company (through ASRS) and Elekta AG (“Elekta”), the manufacturer of the Gamma Knife (through its wholly-owned United States subsidiary, GKV Investments, Inc.), entered into an operating agreement and formed GKF. During 2021 GKF provided Gamma Knife units to fourteen medical centers in the United States in the states of Arkansas, California, Florida, Illinois, Indiana, Mississippi, Nebraska, New Mexico, New York, Ohio, Oregon, Tennessee, and Texas. GKF also owns and operates two single-unit Gamma Knife facilities in Lima, Peru and Guayaquil, Ecuador. The Company through its wholly-owned subsidiary, Orlando, provided proton beam radiation therapy (“PBRT”) and related equipment to a customer in the United States.

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

On June 12, 2020, GKF, through HoldCo, purchased approximately 98% of the total outstanding shares of GKCE, from GKCE’s majority shareholders (the “Acquisition”). As of December 31, 2021, the Company had acquired approximately 99.3% of the total outstanding shares of GKCE and intends to acquire the remaining 0.7% at a later date. The base purchase price for the Acquisition, including acquisition of the minority shares was approximately $2,000,000. This purchase price was paid with $575,000 in cash and a $1,425,000 loan from the United States International Development Finance Corporation (“DFC”, the “DFC Loan”). The purchase price was subject to certain post-closing adjustments, including adjustment for GKCE's working capital and excess cash. The DFC Loan is denominated in U.S. dollars, which is also the currency of Ecuador. See Note 5 - GKCE Acquisition for further discussion.

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

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic and the extent and duration of the future impact on the Company's business is highly uncertain and difficult to predict. The COVID-19 pandemic has adversely impacted, and may further adversely impact, the Company’s business and markets, including its employees, operations, contractors, customers, government and third party payors and others. The full extent to which the pandemic will directly or indirectly impact the Company's business, results of operations and financial condition will depend on future developments that are highly uncertain and difficult to predict.

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

Advertising costs – The Company expenses advertising costs as incurred. Advertising costs were $211,000 and $237,000 during the years ended December 31, 2021 and 2020. Advertising costs are recorded in other direct operating costs and sales and administrative costs in the consolidated statements of operations.

Cash and cash equivalents – The Company considers all liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Restricted cash is not considered a cash equivalent for purposes of the consolidated statements of cash flows.

Restricted cash – Restricted cash represents the minimum cash that must be maintained in GKF to fund operations, per the subsidiary’s operating agreement, the minimum cash that must be maintained by GKF per it’s financing agreement with DFC, and the minimum cash that must be maintained in Orlando per the subsidiary’s financing agreement.  The minimum cash requirement in Orlando was released when the Company refinanced its debt and finance lease portfolio in the second quarter of 2021.  See further discussion at Note 6 - Long Term Debt.

Business and credit risk – The Company maintains its cash balances, which exceed federally insured limits, in financial institutions. The Company believes it is not exposed to any significant credit risk on cash, cash equivalents. The Company monitors the financial condition of the financial institutions it uses on a regular basis.

All of the Company’s revenue was provided by seventeen and eighteen customers in 2021 and 2020, respectively. One customer accounted for approximately 34% and 35% of the Company’s total revenue in 2021 and 2020. At December 31, 2021, two customers each individually accounted for 31% and 10% of total accounts receivable, respectively. At December 31, 2020, four customers each individually accounted for 11%, 11%, 11% and 20% of total accounts receivable, respectively. The Company performs credit evaluations of its customers and generally does not require collateral. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in any particular geographic area.

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

Property and equipment – Property and equipment are stated at cost less accumulated depreciation. Depreciation for Gamma Knife and other equipment is determined using the straight-line method over the estimated useful lives of the assets, which for medical and office equipment is generally 3 – 10 years, and after accounting for salvage value on the equipment where indicated. Salvage value is based on the estimated fair value of the equipment at the end of its useful life. The Company acquired a building as part of the Acquisition in June 2020. Depreciation for buildings is determined using the straight-line method over 20 years. The Company determines salvage value based on the estimated fair value of the equipment at the end of its useful life. As of   April 1, 2021, the Company reduced its estimate for salvage value for nine of its domestic Gamma Knife Perfexion units. The net effect of this change in estimate for the year ended  December 31, 2021, was a decrease in net income of approximately $342,000 or $0.06 per diluted share. This change in estimate will also impact future periods.

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

The Company capitalizes interest incurred on property and equipment that is under construction, for which deposits or progress payments have been made. When a rate is not readily available, imputed interest is calculated using the Company’s incremental borrowing rate. The interest capitalized for property and equipment is the portion of interest cost incurred during the acquisition periods that could have been avoided if expenditures for the equipment had not been made. The Company capitalized interest of $0 and $119,000 in 2021 and 2020, respectively, as costs of medical equipment.

The Company leases Gamma Knife and radiation therapy equipment to its customers under arrangements accounted for as operating leases. At December 31, 2021, the Company held equipment under operating lease contracts with customers with an original cost of $72,972,000 and accumulated depreciation of $45,061,000. At December 31, 2020, the Company held equipment under operating lease contracts with customers with an original cost of $75,241,000 and accumulated depreciation of $45,416,000.

As of December 31, 2021 and 2020, the Company recognized a loss on the write down of impaired assets of $105,000 and $8,264,000, respectively. The impaired assets included six Gamma Knife units and related removal costs, and two deposits towards the purchase of proton beam systems and related capitalized interest. See further discussion under Note 2 - Long-lived asset impairment and Note 3 - Property and Equipment.

AMERICAN SHARED HOSPITAL SERVICES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – ACCOUNTING POLICIES (CONTINUED)

Revenue recognition - The Company recognizes revenues under ASC 842 Leases (“ASC 842”) and ASC 606 Revenue from Contracts with Customers (“ASC 606”).

Rental income from medical services – The Company recognizes revenues under ASC 842 when services have been rendered and collectability is reasonably assured, on either a fee per use or revenue sharing basis. The terms of the contracts do not contain any guaranteed minimum payments. The Company’s contracts are typically for a 10-year term and are classified as either fee per use or retail. Retail arrangements are further classified as either turn-key or revenue sharing. Revenues from fee per use contracts is determined by each hospital’s contracted rate. Revenues are recognized at the time the procedures are performed, based on each hospital’s contracted rate and the number of procedures performed. Under revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital. The amount the Company expects to receive is recorded as revenue and estimated based on historical experience. Revenue estimates are reviewed periodically and adjusted as necessary. Under turn-key arrangements, the Company receives payment from the hospital in the amount of the hospital’s reimbursement from third party payors, and the Company is responsible for paying all the operating costs of the equipment. Operating costs are determined primarily based on historical treatment protocols and cost schedules with the hospital. The Company records an estimate of operating costs which are reviewed on a regular basis and adjusted as necessary to more accurately reflect the actual operating costs. For turn-key sites, the Company also shares a percentage of net operating profit. The Company records an estimate of net operating profit based on estimated revenues, less estimated operating costs. The operating costs and estimated net operating profit are recorded as other direct operating costs in the consolidated statement of operations. As of December 31, 2021 and 2020, the Company recognized revenues of approximately $14,719,000 and $16,204,000 under ASC 842, respectively.

Patient income – The Company has stand-alone facilities in Lima, Peru and Guayaquil, Ecuador, where a contract exists between the Company’s facilities and the individual patient treated at the facility. Under ASC 606, the Company acts as the principal in this transaction and provides, at a point in time, a single performance obligation, in the form of a Gamma Knife treatment. Revenue related to a Gamma Knife treatment is recognized on a gross basis at the time when the patient receives treatment. There is no variable consideration present in the Company’s performance obligation and the transaction price is agreed upon per the stated contractual rate. GKPeru's payment terms are typically prepaid for self-pay patients and insurance provider payments are paid net 30 days. GKCE's patient population is primarily covered by a government payor and payments are paid approximately 30 to 60 days upon invoice. The Company did not capitalize any incremental costs related to the fulfillment of its customer contracts. Accounts receivable earned by GKPeru were not significant for the year ended December 31, 2021 and 2020. GKCE's accounts receivable were $435,000 and $467,000 for the years ended December 31, 2021 and 2020. As of December 31, 2021 and 2020, the Company recognized revenues of approximately $2,909,000 and $1,633,000 under ASC 606, respectively.

Stock-based compensation – The Company measures all stock-based compensation awards at fair value and records such expense in its consolidated financial statements over the requisite service period of the related award. See Note 10 - Stock-Based Compensation Expense for additional information on the Company’s stock-based compensation programs.

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

See Note 9 - Income Taxes for further discussion on income taxes.

Functional currency – Based on guidance provided in accordance with ASC 830, Foreign Currency Matters (“ASC 830”), the Company analyzes its operations outside the United States to determine the functional currency of each operation. Management has determined that these operations are initially accounted for in U.S. dollars since the primary transactions incurred are in U.S. dollars and the Company provides significant funding towards the startup of the operation. When Management determines that an operation has become predominantly self-sufficient, the Company will change its accounting for the operation to the local currency from the U.S. dollar. The Company analyzed it’s Gamma Knife site in Peru under ASC 830 as of December 31, 2021 and 2020 and concluded the functional currency was the U.S. dollar. As facts and circumstances change, the Company will revisit this conclusion.  The functional currency of the Company’s Gamma Knife site in Ecuador is the U.S. dollar because that is the local currency of Ecuador.

Asset Retirement Obligations – Based on the guidance provided in ASC 410 Asset Retirement Obligations (“ASC 410”), the Company analyzed its existing lease agreements and determined an asset retirement obligation (“ARO”) exists to remove the respective units at the end of the lease terms. As of December 31, 2020, four of the Company's Gamma Knife customers notified the Company of their intent to terminate their contracts at the contract lease term. The Company recorded an ARO liability for these four sites, using estimates from Elekta. The Company increased its estimate for one of the AROs as of  December 31, 2021 by $105,000. No liability has been recorded as of December 31, 2021 for the remaining Gamma Knife sites, or as of December 31, 2020, because it is uncertain these units will be removed and the Company historically has not removed the Gamma Knife equipment at the end of the lease term. The Company will re-evaluate the need to record additional ARO liabilities on a periodic basis when facts and circumstances change that could affect this conclusion.

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

AMERICAN SHARED HOSPITAL SERVICES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – ACCOUNTING POLICIES (CONTINUED)

The following table illustrates the computations of basic and diluted earnings per share for the years ended December 31, 2021 and 2020.

	2021	2020
Numerator for basic and diluted earnings (loss) per share	$194,000	$(7,058,000)
Denominator:
Denominator for basic and diluted earnings per share – weighted-average shares	6,044,000	6,182,000
Effect of dilutive securities Employee stock options and restricted stock	15,000	-
Denominator for diluted earnings per share – adjusted weighted-average shares	6,059,000	6,182,000
Earnings (loss) per common share- basic	$0.03	$(1.14)
Earnings (loss) per common share- diluted	$0.03	$(1.14)

In 2020, options outstanding to purchase 406,000 shares of common stock at an exercise price range of $2.25 - $3.90 per share and 13,000 restricted stock units were not included in the calculation of diluted earnings per share because they would be anti-dilutive.

Business segment information - Based on the guidance provided in accordance with ASC 280 Segment Reporting (“ASC 280”), the Company analyzed its subsidiaries which are all in the business of leasing radiosurgery and radiation therapy equipment to healthcare providers, and concluded there are two reportable segments, domestic and foreign. The Company provides Gamma Knife and PBRT equipment to fourteen hospitals in the United States and owns and operates two single-unit facilities in Lima, Peru and Guayaquil, Ecuador as of December 31, 2021. The Company determined two reportable segments existed due to similarities in economics of business operations and geographic location. The operating results of the two reportable segments are reviewed by the Company’s CEO and President, Chief Operating and Financial Officer, who are also deemed the Company’s Chief Operating Decision Makers (“CODMs”).

The revenues, profit or loss, and net property and equipment allocations for the Company's two reportable segments as of December 31, 2021 and 2020 consists of the following:

	2021	2020
Revenues
Domestic	$14,719,000	$16,204,000
Foreign	2,909,000	1,633,000
Total	$17,628,000	$17,837,000

	2021	2020
Profit or (loss)
Domestic	$245,000	$(7,082,000)
Foreign	(51,000)	24,000
Total	$194,000	$(7,058,000)

	2021	2020
Property and equipment, net
Domestic	$25,557,000	$27,223,000
Foreign	2,697,000	3,195,000
Total	$28,254,000	$30,418,000

AMERICAN SHARED HOSPITAL SERVICES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – ACCOUNTING POLICIES (CONTINUED)

Long lived asset impairment – The Company assesses the recoverability of its long-lived assets when events or changes in circumstances indicate their carrying value may not be recoverable. Such events or changes in circumstances may include: a significant adverse change in the extent or manner in which a long-lived asset is being used, significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company assesses recoverability of a long-lived asset by determining whether the carrying value of the asset group can be recovered through projected undiscounted cash flows over their remaining lives. If the carrying value of the asset group exceeds the forecasted undiscounted cash flows, an impairment loss is recognized, measured as the amount by which the carrying amount exceeds estimated fair value. An impairment loss is charged to the consolidated statement of operations in the period in which management determines such impairment. As of December 31, 2020, the Company determined circumstances existed indicating its assets could be impaired, concluded an impairment existed, and recognized a loss on the write down of impaired assets of $8,264,000. As of December 31, 2021, an additional impairment of $105,000 related to the removal costs of one of the Gamma Knife units that was impaired at December 31, 2020 was recorded.  No other additional impairment has been noted as of December 31, 2021. See Note 3 - Property and Equipment for further discussion.

Goodwill and intangible assets - The Company recorded goodwill of $1,265,000 and an intangible asset with a fair value of $78,000 as part of the Acquisition in June 2020. The intangible asset identified was GKCE's trade name and the Company assigned an indefinite useful life to the asset. Based on the guidance provided in accordance with ASC 350 Intangibles-Goodwill and Other (“ASC 350”), the Company does not amortize the intangible asset because it has an indefinite life. The Company assesses goodwill at the reporting unit level, which has been determined to be GKCE. Each reporting period, the Company assesses whether events or circumstances continue to support an indefinite useful life for the intangible asset. Per ASC 350, the Company tests goodwill and intangibles for impairment annually or as events or circumstances change that indicate the fair value may be below the carrying amount. As of December 31, 2021 and 2020, there has been no change to the Company's assessment of the value of intangible assets or goodwill.

Acquisitions - The Company records acquisitions according to ASC 805 Business Combinations (“ASC 805”) using the acquisition method of accounting. Under the acquisition method of accounting, all assets acquired, including goodwill and other intangible assets, should be stated at fair value at the time of acquisition. See Note 5 - GKCE Acquisition for further discussion on acquisitions.

Accounting pronouncements issued and not yet adopted - In January 2021, the FASB issued ASU 2021-01 Reference Rate Reform (Topic 848) (“ASU 2021-01”) which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in ASU 2021-01 apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2021-01 is effective any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications. The Company is currently evaluating ASU 2021-01 to determine the impact it may have on its consolidated financial statements. See Note 6 - Long-term debt for additional disussion on transition from LIBOR.

Reclassifications – Certain comparative balances as of and for the year ended December 31, 2020 have been reclassified to make them consistent with the current year presentation.

AMERICAN SHARED HOSPITAL SERVICES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2021	2020
Medical equipment and facilities	$73,388,000	$75,657,000
Office equipment	472,000	330,000
Construction in progress	91,000	170,000
	73,951,000	76,157,000
Accumulated depreciation	(45,697,000)	(45,739,000)
Net property and equipment	$28,254,000	$30,418,000

As of December 31, 2021 and 2020, approximately $2,697,000 and $3,195,000, respectively, of the net property and equipment balance is outside of the United States.

As of   April 1, 2021, the Company reduced its estimate for salvage value for nine of its Gamma Knife units. The net effect of this change in estimate for the year ended  December 31, 2021, was a decrease in net income of approximately $342,000 or $0.06 per diluted share. This change in estimate will also impact future periods. Salvage value is based on the estimated fair value of the equipment at the end of its useful life.

As December 31, 2020, the Company recognized a loss on the write down of impaired assets of $8,264,000. The impaired assets included six Gamma Knife units and related removal costs, and two deposits towards the purchase of proton beam systems and related capitalized interest. The six Gamma Knife units that were impaired consisted of two units that had been taken out of service in prior years, one unit that was taken out of service in 2020, one unit that was taken out of service in 2021, one that was taken out of service in January 2022, and a fourth that the Company anticipates will be removed later in 2022, totaling $3,051,000. In addition to this impairment write-off of $3,051,000 were estimated costs of de-install and removal, which constitutes an ARO, of four of the Gamma Knife units of $1,350,000 (of which, the Company has paid $80,000) as of December 31, 2020. The Company removed a second unit in 2021 and paid $618,000 of the ARO. Total impairment related to the Gamma Knife business was $4,401,000 for the year ended December 31, 2021.  As of December 31, 2021, an additional impairment of $105,000 related to one of the AROs was recorded.

The Company reviews the carrying value of its long-lived assets for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value may not be recoverable. The Company reviewed its Gamma Knife equipment, in light of available information as of December 31, 2021 and concluded no additional impairment exists.

Prior to December 31, 2020, the Company had $2,250,000 in deposits toward the purchase of two MEVION S250i PBRT systems from Mevion. The Company reviews the carrying value of its deposits for impairment on a quarterly basis, or as events or circumstances might indicate that the carrying value may not be recoverable. The Company has reviewed the deposits, in light of available information, as of December 31, 2020 and based on its current customer prospects, the impact that the COVID-19 pandemic has had on medical centers undertaking large capital expenditure projects for a limited patient base, and the length of time required to negotiate and implement a proton therapy project, the Company determined that its deposits of $2,250,000, related capitalized interest and other charges of $1,613,000 were other-than temporarily impaired. Total impairment related to the proton therapy business was $3,863,000.  The Company reviewed it's PBRT equipment, in light of available information as of December 31, 2021 and concluded no additional impairment exists.

AMERICAN SHARED HOSPITAL SERVICES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - OTHER ACCRUED LIABILITIES

Other accrued liabilities consists of the following:

	December 31,
	2021	2020
Equipment maintenance and upgrades	$1,281,000	$—
Insurance	340,000	471,000
Professional services	90,000	211,000
Operating costs	397,000	703,000
Other	311,000	660,000
Total other accrued liabilities	$2,419,000	$2,045,000

AMERICAN SHARED HOSPITAL SERVICES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - GKCE ACQUISITION

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

On June 12, 2020 (the “Closing Date”), the Company acquired approximately 98% of the total outstanding shares of GKCE. As of December 31, 2021, the Company acquired approximately 99.3% of the total outstanding shares of GKCE and intends to acquire the remaining 0.7% at a later date. The fair value of the non-controlling interests (“NCI”) on the Closing Date was approximately $58,000, which was consistent with the purchase price in the executed NCI agreements. The total purchase consideration for 100% of the outstanding shares of GKCE was $2,883,000, which included $2,000,000 of base purchase price, and certain price adjustments for current assets and liabilities and tax withholding.  During the year ended  December 31, 2021, accounting for the Closing Date accounts receivable balances, allowance on the uncollected accounts receivable balances, and related liabilities, was completed.

The base purchase price of $2,000,000 was paid with $575,000 of cash and $1,425,000 from the DFC Loan. The DFC Loan is denominated in U.S. dollars, which is also the currency of Ecuador. The price adjustments were paid by the Company in the post-closing period with the adjustments related to the amount of working capital that GKCE had as of the Closing Date. The first price adjustment for working capital as of the Closing Date was approximately $515,000, which was paid by the Company in August 2020. The Company estimated an additional contingent consideration of approximately $368,000 would be remitted to the seller based on the collection of Closing Date accounts receivable balances, net of related costs, during the three-month, six-month and twelve-month periods after the Closing Date. As of December 31, 2021, $368,000 of the contingent consideration was paid and no further payment is required. The Company reviewed historical patient treatments, invoice, and collection data from GKCE to determine an appropriate estimate of the contingent consideration at the Closing Date.

The acquisition has been accounted for according to ASC 805 using the acquisition method of accounting. Under the acquisition method of accounting, all assets acquired, including goodwill and other intangible assets, should be stated at fair value at the time of acquisition. The acquisition accounting was final during the year ended December 31, 2021. During the measurement period, which can be no more than one year from the Closing Date, the Company obtained information to assist in determining the final fair value of assets acquired. The assets acquired were recorded based on valuations derived from estimated fair value assessments and assumptions used by the Company.

AMERICAN SHARED HOSPITAL SERVICES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - GKCE ACQUISITION (CONTINUED)

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

The value of the acquired tangible assets acquired are as follows:

	Fair Value	Useful Life (in Years)

Building	$385,000	20
Land	19,000
Medical equipment	302,000	2
Other fixed assets	17,000	2
Total tangible assets	$723,000

The Company also acquired intangible assets with a fair value of $78,000. The intangible asset identified was GKCE's trade name and the Company assigned an indefinite useful life to the asset.

The Company incurred costs related to the acquisition of approximately $162,000 for the year ended December 31, 2020. All acquisition related costs were expensed as incurred and have been recorded in selling and administrative expense in the Company's consolidated statement of operations.

The revenue and earnings of GKCE have been included in the Company’s consolidated results since the Closing Date and are not material to the Company’s consolidated financial results. Historical financial statements and pro forma results of the operations of GKCE as of the Acquisition occurred earlier than the Closing Date have not been presented, as the applicable significance thresholds are not exceeded by the Acquisition and the corresponding requirements to provide historical financial statements and corresponding pro forma financial information are not applicable to the Acquisition. In addition, the Company believes that the financial impact of the Acquisition to the Company’s consolidated financial statements is not material and such historical financial information and pro forma financial information would not be meaningful for investors and financial statement users.

AMERICAN SHARED HOSPITAL SERVICES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - LONG TERM DEBT

As of December 31, 2020, the Company had seven notes with three financing companies collateralized by the Gamma Knife equipment having an aggregate net book value of $11,023,000, the individual customer contracts, and related accounts receivable of $1,718,000.

On  April 9, 2021 the Company along with certain of its domestic subsidiaries (“collectively, the “Loan Parties”) entered into a five year $22,000,000 credit agreement with Fifth Third Bank, N.A.. The Credit Agreement includes three loan facilities. The first loan facility is a $9,500,000 term loan (the “Term Loan”) of which $6,774,000 was used to refinance the domestic Gamma Knife debt and finance leases, and associated closing costs, $1,665,000 was used to finance two Gamma Knife reloads and to pay for the unload costs for two customer contracts in the first quarter of 2021, with the remaining $1,061,000 available for future projects. The second loan facility is a $5,500,000 delayed draw term loan (the “DDTL”) of which $5,026,000 was used to refinance the Company's PBRT finance leases and associated closing costs as well as to provide additional working capital. The third loan facility provides for a $7,000,000 revolving line of credit (the “Revolving Line”) available for future projects and general corporate purposes. The facilities have a five-year maturity, carry a floating interest of LIBOR plus 3.0% and are secured by a lien on substantially all of the assets of the Loan Parties and guaranteed by American Shared Hospital Services. The Company recorded a loss on extinguishment of debt of $401,000 during the twelve-month period ended  December 31, 2021, related to the prepayment penalties charged by the existing lenders.  The Company capitalized debt issuance costs of $310,000 related to legal and transaction fees for the Credit Agreement during the twelve-month period ended  December 31, 2021.

As of  December 31, 2021, LIBOR will no longer be used to price new loans, but 1-month, 3-month, 6-month and 12-month maturities will continue to be published through 2023. At that time, the Company will work with Fifth Third Bank to determine an alternative base rate. The Revolving Line is charged an unused line fee of 0.25% per annum. The Term Loan and DDTL have interest and principal payments due quarterly. Principal amortization on an annual basis for the Term Loan and DDTL equates to 48% of the original principal loan commitments in years one through five and an end of term payment of the remaining principal balance.

The Credit Agreement contains customary covenants and representations, including without limitation, a minimum fixed charge coverage ratio of 1.25 and maximum funded debt to EBITDA ratio of 3.0 to 1.0 (tested on a trailing twelve-month basis at the end of each fiscal quarter), reporting obligations, limitations on dispositions, changes in ownership, mergers and acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and capital expenditures.  The Loan Parties are in compliance with the Credit Agreement covenants as of  December 31, 2021.

The DFC Loan entered into in connection with the acquisition of GKCE was obtained through the Company’s wholly-owned subsidiary, HoldCo and is guaranteed by GKF. The DFC Loan is secured by a lien on GKCE’s assets. The amount outstanding under the DFC Loan is payable in 29 quarterly installments with a fixed interest rate of 3.67%. The Company’s loan with DFC also contains customary covenants and representations which the Company is in compliance with as of  December 31, 2021.

The following are contractual maturities of long-term debt by year at December 31, 2021, excluding debt issuance costs of $294,000:

Year ending December 31,	Principal
2022	$1,157,000
2023	1,719,000
2024	2,094,000
2025	2,469,000
2026	8,094,000
Thereafter	165,000
$15,698,000

AMERICAN SHARED HOSPITAL SERVICES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - FINANCE LEASES

The Company's finance lease obligations were refinanced by long-term debt on  April 9, 2021.  See further details on the refinancing under Note 6 - Long-Term Debt.

AMERICAN SHARED HOSPITAL SERVICES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - LEASES

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

On November 3, 2021, the Company entered into an agreement to sublease (the “Sublease”) its corporate office located at Two Embarcadero Center, Suite 410, San Francisco, California, where it leases approximately 3,253 square feet for $21,370 per month with a lease expiration date in August 2023. The Sublease is for $15,723 per month through the existing contract expiration date. The Company also entered into a lease (the “Lease”) agreement for new corporate office space at 601 Montgomery, Suite 1112, San Francisco, CA for approximately 900 square feet for $4,425 per month with a lease expiration date in November 2024.  The Company assessed the Lease under ASC 842 and concluded the Lease should be classified as an operating lease. The Company recorded $151,000 right-of-use (“ROU”) asset, other current liabilities and lease liabilities on the condensed consolidated balance sheets related to the Lease as of December 1, 2021, the effective date of the Lease.  The Company assessed the Sublease under ASC 842 and ASC 360 Property and Equipment (“ASC 360”) and concluded the ROU asset for the corporate offices at Two Embarcadero Center was impaired.  The Company recorded an impairment loss on the Sublease of $77,000 as of December 1, 2021.  The impairment loss will be amortized over the remaining lease term as an adjustment to total lease expense.  As of December 31, 2021, the Company recognized $3,000 of the sublease impairment loss.

The Company’s lessee operating leases are accounted for as ROU assets, other current liabilities, and lease liabilities on the consolidated balance sheets. Operating lease ROU assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company’s operating lease contracts do not provide an implicit rate for calculating the present value of future lease payments, so the Company determined its incremental borrowing rate to be in the range of approximately 4.0% and 6.0% by using available market rates and expected lease terms. The operating lease ROU assets and liabilities also include any lease payments made and excludes lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company’s lessee operating lease agreements are for administrative office space and related equipment, and the agreement to lease clinic space for its stand-alone facility in Lima, Peru. These leases have remaining lease terms between 2 and 3 years, some of which include options to renew or extend the lease. As of December 31, 2021, operating ROU assets, net of impairment, were $654,000 and lease liabilities were $728,000.

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

The following table summarizes maturities of lessee operating lease ROU assets and liabilities as of December 31, 2021:

Year ending December 31,	Operating Leases

2022	$406,000
2023	302,000
2024	58,000
Total lease payments	766,000
Less imputed interest	(38,000)
Total	$728,000

AMERICAN SHARED HOSPITAL SERVICES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – INCOME TAXES

As of December 31, 2021 and 2020 the Company recorded an income tax expense of $269,000 and income tax benefit of $1,737,000, respectively. The increase in the Company’s provision for income taxes as of December 31, 2021 is due to a loss on the write down of impaired assets in the prior year and decreased operating costs for the current period.

The components of the provision (benefit) for income taxes as of December 31, 2021 and 2020 consist of the following:

	YEARS ENDED December 31,
	2021	2020
Current:
Federal	$9,000	$209,000
State	93,000	88,000
Foreign	107,000	117,000
Total current	209,000	414,000

Deferred:
Federal	98,000	(1,909,000)
State	(18,000)	(266,000)
Foreign	(20,000)	24,000
Total deferred	60,000	(2,151,000)
	$269,000	$(1,737,000)

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2021 and 2020 are as follows:

	December 31,
	2021	2020
Deferred tax liabilities:
Property and equipment	$(1,055,000)	$(564,000)

Total deferred tax liabilities	(1,055,000)	(564,000)

Deferred tax assets:
Net operating loss carryforwards	360,000	99,000
Accruals and allowances	41,000	43,000
Lease liabilities	136,000	-
Tax credits	4,000	5,000
Other – net	87,000	50,000
Capital loss carryover	646,000	627,000

Total deferred tax assets	1,274,000	824,000

Valuation allowance	(697,000)	(678,000)

Deferred tax assets net of valuation allowance	577,000	146,000

Net deferred tax liabilities	$(478,000)	$(418,000)

AMERICAN SHARED HOSPITAL SERVICES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – INCOME TAXES (CONTINUED)

These amounts are presented in the financial statements as follows:

	December 31,
	2021	2020
Deferred income taxes (non-current)	$(478,000)	$(418,000)
	$(478,000)	$(418,000)

The provision (benefit) for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (21% in 2021 and 2020) to income before taxes as follows:

	YEARS ENDED December 31,
	2021	2020
Computed expected federal income tax	$79,000	$(1,844,000)
State income taxes, net of federal benefit	69,000	(199,000)
Non-deductible expenses	28,000	6,000
Return to Provision True-up	19,000	22,000
Uncertain Tax Positions	14,000	16,000
Capital loss carryforward expiration	-	246,000
Change in valuation allowance	19,000	(243,000)
Other deferred tax adjustments	41,000	259,000

	$269,000	$(1,737,000)

As of  December 31, 2021, the Company has net operating loss carryforwards for federal and state income tax return purposes of approximately $1,100,000 and $3,167,000, respectively, that begin to expire in 2029. The Company has net operating loss carryforwards for its international subsidiaries of approximately $46,000.

Utilization of the net operating loss and credit carryforwards may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions. Any annual limitation may result in the expiration of net operating losses and credits before utilization.

At December 31, 2021, the Company has a capital loss carryforward for federal income tax return purposes of approximately $2,679,000 which starts to expire in 2024. The Company has capital loss carryforwards for state income tax purposes of approximately $129,000 which starts to expire in 2024.

Due to uncertainty surrounding the realization of impairment losses, capital losses and foreign operating losses in future years, the Company has placed a valuation allowance against a portion of its net domestic and foreign deferred tax assets. The net valuation allowance decreased by $465,000 and $243,000 for the tax years ended December 31, 2021 and 2020, respectively.

The tax return years 2017 through 2020 remain open to examination by the major domestic taxing jurisdictions to which the Company is subject. Net operating losses generated on a tax return basis by the Company for calendar years 1999 through 2004, 2009, 2010, 2012, 2014, 2015, 2016, 2017 and 2018 remain open to examination by the major domestic taxing jurisdictions.

AMERICAN SHARED HOSPITAL SERVICES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – INCOME TAXES (CONTINUED)

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

As of December 31, 2021, the unrecognized tax benefit was $295,000 which, if recognized, will not affect the annual effective tax rate as these unrecognized tax benefits would increase deferred tax assets which would be subject to a full valuation allowance. A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	YEARS ENDED December 31,
	2021	2020
Balance at beginning of year	$275,000	$259,000
Additions based on tax positions of prior years	20,000	16,000

Balance at end of year	$295,000	$275,000

The Company's policy for deducting interest and penalties is to treat interest as interest expense and penalties as taxes. As of December 31, 2021, the Company had $28,000 accrued for the payment of penalties and zero interest related to unrecognized tax benefits. The Company does not expect any material changes to our uncertain tax positions within the next 12 months.

NOTE 10 – STOCK-BASED COMPENSATION EXPENSE

Incentive Compensation Plan

In  June 2021, the Company’s shareholders approved an amendment and restatement of the Company’s Incentive Compensation Plan (the “Plan”), that among other things, increases the number of shares of the Company’s common stock reserved for issuance under the Plan to 2,580,000 and extends the term of the Plan by five years to  February 22, 2027. The Plan provides that the shares reserved under the Plan are available for issuance to officers of the Company, other key employees, non-employee directors, and advisors. No further grants or share issuances will be made under the previous plans. As of December 31, 2021, approximately 1,453,000 shares remain available for grant under the Plan.

Under the Plan, a total of 621,000 restricted stock units have been granted, consisting of 53,000 of annual automatic grants to non-employee directors, 328,000 of deferred retainer fees to non-employee members of the Board, 20,000 grants issued in lieu of commission, to two employees of the Company and 220,000 restricted stock units issued to the CEO during 2021 and 2020, see further discussion below. Of the total restricted stock units granted under the Plan 123,000 of them are fully vested but not yet deemed issued and outstanding, 487,000 are fully vested and outstanding, and 10,000 are outstanding as of December 31, 2021.

AMERICAN SHARED HOSPITAL SERVICES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – STOCK-BASED COMPENSATION EXPENSE (CONTINUED)

Changes in restricted stock units, consisting primarily of annual automatic grants, deferred compensation to non-employee directors, and restricted stock units awards to the CEO, under the Incentive Compensation Plans during 2021 and 2020 are as follows:

	Restricted Stock Units	Grant Date Weighted- Average Fair Value	Intrinsic Value
Outstanding at January 1, 2020	3,000	$3.03	$—
Granted	144,000	$1.96	$—
Vested	(134,000)	$1.98	$—

Outstanding at December 31, 2020	13,000	$1.97	$2,000
Granted	165,000	$2.61	$—
Vested	(168,000)	$2.57	$—
Outstanding at December 31, 2021	10,000	$2.57	$—

For the year ended December 31, 2021, total compensation expense recorded in the consolidated statements of operations related to restricted stock units in lieu of retainer fees was $75,000. For the year ended December 31, 2021, total compensation expense recorded in the consolidated statements of income for annual restricted stock units awarded was $12,000, with an offsetting tax benefit of $3,000, as this expense is deductible for income tax purposes. As of December 31, 2021, there was $20,000 of total unrecognized compensation cost related to annual restricted stock units which is expected to be recognized over a period of four years.

Certain Executive Equity Awards

Effective May 4, 2020, the Company appointed Raymond C. Stachowiak as Interim President and Chief Executive Officer (“Interim CEO”). As part of his Offer Letter, the Interim CEO was granted 50,000 restricted stock awards that vested in full on August 3, 2020. The Interim CEO was granted additional restricted stock awards totaling 10,000 common shares per month, which vest in full at the end of each 30-day period following issuance. On October 1, 2020, the Interim CEO was appointed the CEO. For the year ended December 31, 2020, 100,000 restricted stock awards were issued to the CEO and 90,000 became fully vested. Additionally, Ernest R. Bates, Senior Vice President, Sales and Business Development, International Operations, was awarded 10,000 restricted stock awards, which vested in full on December 31, 2020. For the year ended December 31, 2020, total compensation expense recorded in the consolidated financial statements of operations related to executive equity awards was $195,000.  For the year ended December 31, 2021, 120,000 restricted stock awards were issued to the CEO and became fully vested.  Total compensation expense recorded in the consolidated financial statements of operations related to the executive equity awards was $331,000.

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

AMERICAN SHARED HOSPITAL SERVICES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – STOCK-BASED COMPENSATION EXPENSE (CONTINUED)

As of December 31, 2021, stock compensation expense recorded in the consolidated financial statements is summarized as follows:

		Stock-Based
	Awards Issued	Compensation
	and Vested	Expense
Options	—	$2,000
Options Exercised	5,000	—
RSUs Issued in Lieu of Retainer Fees	—	75,000
RSUs Issued in Lieu of Retainer Fees - vested and issued	121,000	—
Annual RSU Awards	2,000	12,000
Executive Compensation	130,000	331,000
	258,000	$420,000

Stock Options

Changes in stock options outstanding under the Incentive Compensation Plans during 2021 and 2020 are as follows:

Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2019	450,000	$2.78	2.44	$27,000
Granted	10,000	$1.88	7.00	$—
Forfeited	(43,000)	$2.54	—	$—

Balance at December 31, 2020	417,000	$2.79	1.61	$2,000
Granted	6,000	$2.92	7.00	$—
Exercised	(22,000)	$2.65
Forfeited	(334,000)	$2.81	—	$—

Balance at December 31, 2021	67,000	$2.72	3.33	$-

Exercisable at December 31, 2020	405,000	$2.80	1.48	$—

Exercisable at December 31, 2021	58,000	$2.72	2.96	$—

The weighted average grant-date fair value of the options granted during the years 2021 and 2020 was $1.10 and $0.78, respectively. There were 5,000 options exercised during the year ended  December 31, 2021. There were no options exercised and accordingly, no intrinsic value of options exercised during the year ended  December 31, 2020. Total stock-based compensation expense recognized for stock options for the years ended December 2021 and 2020 was $2,000 and $17,000, respectively.

The Company received approximately $5,000 from the exercise of 2,000 options under the share-based arrangements for the year ended December 31, 2021. The remaining options exercised during the year were cashless exercises. There was no cash received from options exercised under any share-based payment arrangements for the year ended  December 31, 2020, and as a result, there was no actual tax benefit realized for tax deductions from option exercises in that year.

AMERICAN SHARED HOSPITAL SERVICES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – STOCK-BASED COMPENSATION EXPENSE (CONTINUED)

A summary of the status of the Company’s non-vested stock options as of December 31, 2021 and 2020, and changes during the years ended December 31, 2021 and 2020 is presented below:

Nonvested Options	Number of Options	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2019	25,000	$1.40
Granted	10,000	$0.78
Vested	(23,000)	$1.22

Nonvested at December 31, 2020	12,000	$1.07
Granted	6,000	$1.10
Vested	(9,000)	$0.91

Nonvested at December 31, 2021	9,000	$1.10

At December 31, 2021, there was approximately $10,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. This cost is expected to be recognized over a period of approximately four years.

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

The fair value of the Company’s option grants issued during 2021 and 2020 were estimated using assumptions for expected life, volatility, dividend yield, forfeiture rate, and risk-free interest rate which are specific to each award as summarized in the following table. The estimated fair value of the Company’s options is amortized over the period during which the optionee is required to provide service in exchange for the award, usually the vesting period.

The fair value of the Company’s option grants under the Plan in 2021 and 2020 was estimated using the following assumptions:

	2021	2020
Expected life (years)	7.0	7.0
Expected forfeiture rate	0.0%	0.0%
Expected volatility	40%	40%
Dividend yield	0%	0%
Risk-free interest rate	1.2%	0.4%

Repurchase of Common Stock, Common Stock Warrants and Stock Options

In 1999 and 2001, the Board of Directors approved resolutions authorizing the Company to repurchase up to a total of 1,000,000 shares of its own stock on the open market, which the Board reaffirmed in 2008. There were no shares of the Company repurchased during 2021 or 2020. There are approximately 72,000 shares remaining under this repurchase authorization.

AMERICAN SHARED HOSPITAL SERVICES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – RETIREMENT PLAN

The Company has a defined-contribution retirement plan (the “Retirement Plan”) that allows for a matching safe harbor contribution. For 2021, the Board of Directors elected to match participant deferred salary contributions up to a maximum of 4% of the participant’s annual compensation. Discretionary profit sharing contributions are allowed under the Retirement Plan in years that the Board does not elect a safe harbor match. The Company has accrued approximately $38,000 for the estimated safe harbor matching contribution for the year ended December 31, 2021. The Company contributed $39,000 to the Retirement Plan for the safe harbor match for the year ended December 31, 2020.

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – OPERATING LEASES

The Company’s corporate offices are located at 601 Montgomery Street, Suite 1112, San Francisco, California, where it leases approximately 900 square feet for $4,425 per month with a lease expiration date in November 2024. The Company subleased its existing corporate offices located at Two Embarcadero Center, Suite 410, San Francisco, California, where it leases approximately 3,253 square feet for $21,370 per month with a lease expiration date in August 2023. The monthly lease expense is offset by sublease income of $15,723. The sublease term is consistent with the existing lease term. The Company owns and operates a stand-alone Gamma Knife facility in Lima, Peru where it leases approximately 1,600 square feet for approximately $7,800 per month with a lease expiration date in January 2024.

Future minimum payments under non-cancelable operating leases, excluding expected sublease income, having initial terms of more than one year consisted of the following:

Year ending December 31,

2022	$406,000
2023	302,000
2024	58,000

$766,000

Payments for repair and maintenance agreements incorporated in operating lease agreements are not included in the future minimum operating lease payments shown above.

Net rent expense was $377,000 and $404,000 for the years ended December 31, 2021 and 2020, respectively, and includes the above operating leases as well as month-to-month rental and certain executory costs. The sublease of the Company's existing office space through the remainder of its lease term at a rate lower than its lease rate resulted in an impairment loss of $77,000. The impairment loss will be amortized over the remaining lease term as an adjustment to total lease expense. As of December 31, 2021, the Company recognized $3,000 of the sublease impairment loss.

AMERICAN SHARED HOSPITAL SERVICES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – COMMITMENTS AND CONTINGENCIES

On December 20, 2018, the Company signed Second Amendments to two System Build Agreements for the Company’s second and third Mevion PBRT units. The Company and Mevion have agreed to upgrade the second and third PBRT units for which the Company has purchase commitments. The Company is actively seeking sites for these units but, to date, has not entered into agreements with any party for either placement of a PBRT unit or the related financing. The Company projects that it will be required to commence delivery of the second and third PBRT units no later than 2023. In the event the Company is unable to enter into customer agreements within the requisite time frame or receive an extension from Mevion, the Company could forfeit its deposits. As of December 31, 2021, the Company had commitments, after deposits, to purchase two MEVION S250i PBRT systems for $34,000,000.

As of December 31, 2021, the Company had commitments to install four Leksell Gamma Knife Icon Systems (“Icon”) at existing customer sites, and purchase two Linear Accelerator (“LINAC”) systems, one to be placed at an existing customer site and one at a new customer site. The Company also has a commitment to upgrade the Gamma Knife unit at its stand-alone facility in Ecuador to an Icon. The Icon upgrades and LINAC purchases are scheduled to occur between 2022 and 2023. The Company expects to upgrade the equipment in Ecuador by the third quarter of 2022. The Company has a commitment from DFC to finance this upgrade. Total Gamma Knife and LINAC commitments as of December 31, 2021 were $10,760,000. There are no significant cash requirements, pending financing, for these commitments in the next 12 months. There can be no assurance that financing will be available for the Company’s current or future projects, or at terms that are acceptable to the Company. However, the Company currently has cash on hand of $8,263,000 and a line of credit of $7,000,000 to fund these projects.

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

As of December 31, 2021, the Company had commitments to service and maintain its Gamma Knife and PBRT equipment. The service commitments are carried out via contracts with Mevion, Elekta and Mobius Imaging, LLC. In addition, in April 2019, the Company signed agreements to service the Icon upgrades which will be installed at various dates between 2022 and 2023. The Company’s commitments to purchase two LINAC systems also include a 9-year and 5-year agreement to service the equipment, respectively. Total service commitments as of December 31, 2021 were $8,408,000. The Gamma Knife and certain other service contracts are paid monthly, as service is performed. The Company believes that cash flow from cash on hand and operations will be sufficient to cover these payments.

The Company estimates the following commitments for each of the equipment systems, with expected timing of payments as follows as of December 31, 2021:

		Payments Due by Period
Contractual Obligations	Total amounts committed	2022	2023-2024	2025-2026	After 5 years

Long-term debt (includes interest)	$17,650,000	$1,651,000	$4,672,000	$11,156,000	$171,000
Future equipment purchases	44,760,000	2,000,000	42,760,000	—	—
Equipment service contracts	8,408,000	453,000	2,618,000	2,709,000	2,628,000
Operating leases	766,000	406,000	302,000	58,000	—

Total contractual obligations	$71,584,000	$4,510,000	$50,352,000	$13,923,000	$2,799,000

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company’s Gamma Knife business is operated through its 81% indirect interest in its GKF subsidiary. The remaining 19% of GKF is owned by a wholly owned U.S. subsidiary of Elekta, which is the manufacturer of the Gamma Knife. Since the Company purchases its Gamma Knife units from Elekta, there are significant related party transactions with Elekta such as equipment purchases, commitments to purchase and service equipment, and costs to maintain the equipment. During the years ended  December 31, 2021 and 2020, related party transactions for equipment purchases were $1,906,000 and $1,103,000 and costs incurred to maintain equipment were $759,000 and $701,000, respectively.  The Company also had commitments to purchase one Icon, install four Icon upgrades and service the related equipment of $6,624,000 and $8,397,000 as of  December 31, 2021 and 2020, respectively.  See Note 13 – Commitments and Contingencies for further discussion on commitments. At December 31, 2021, the Company owed Elekta approximately $1,992,000 for the Cobalt-60 reload completed in the fourth quarter, software, contract maintenance, and de-install costs.  At December 31, 2020, The Company owed Elekta approximately $1,382,000 for parts, contract maintenance and de-install costs. The Company believes that all its transactions with Elekta are arm’s-length transactions.