Form 10-Q
period 2022-03-31
AMERICAN SHARED HOSPITAL SERVICES
filed 2022-05-12
CIK 744825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number 001-08789

American Shared Hospital Services

(Exact name of registrant as specified in its charter)

California	94-2918118
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

601 Montgomery Street	Suite 1112	San Francisco,	California	94111-2619
(Address of principal executive offices)				(Zip code)

(415) 788-5300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
American Shared Hospital Services Common Stock, No Par Value	AMS	NYSEAMER

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

As of May 9, 2022, there were outstanding 6,079,000 shares of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS	March 31, 2022	December 31, 2021
Current assets:
Cash and cash equivalents	$8,283,000	$8,145,000
Restricted cash	118,000	118,000
Accounts receivable, net of allowance for doubtful accounts of $100,000 at March 31, 2022 and $100,000 at December 31, 2021	4,781,000	4,211,000

Other receivables	618,000	613,000
Prepaid maintenance	757,000	1,174,000
Prepaid expenses and other current assets	683,000	826,000

Total current assets	15,240,000	15,087,000

Property and equipment:
Medical equipment and facilities	73,434,000	73,388,000
Office equipment	463,000	472,000
Construction in progress	88,000	91,000
	73,985,000	73,951,000
Accumulated depreciation and amortization	(46,975,000)	(45,697,000)
Net property and equipment	27,010,000	28,254,000

Land	19,000	19,000
Goodwill	1,265,000	1,265,000
Right of use assets	571,000	654,000
Intangible asset	78,000	78,000
Other assets	72,000	73,000

Total assets	$44,255,000	$45,430,000

LIABILITIES AND SHAREHOLDERS' EQUITY	March 31, 2022	December 31, 2021
Current liabilities:
Accounts payable	$396,000	$746,000
Employee compensation and benefits	380,000	423,000
Other accrued liabilities	1,635,000	2,419,000
Asset retirement obligations	300,000	757,000
Income taxes payable	96,000	96,000

Current portion of lease liabilities	369,000	369,000
Current portion of long-term debt, net	1,643,000	1,081,000

Total current liabilities	4,819,000	5,891,000

Long-term lease liabilities, less current portion	268,000	359,000
Long-term debt, net, less current portion	13,724,000	14,323,000
Deferred revenue, less current portion	123,000	140,000

Deferred income taxes	601,000	478,000

Shareholders' equity:
Common stock, no par value (10,000,000 authorized; 6,079,000 and 6,049,000 shares issued and outstanding at March 31, 2022 and at December 31, 2021	10,758,000	10,758,000
Additional paid-in capital	7,531,000	7,444,000
Retained earnings	1,960,000	1,691,000
Total equity-American Shared Hospital Services	20,249,000	19,893,000
Non-controlling interests in subsidiaries	4,471,000	4,346,000
Total shareholders' equity	24,720,000	24,239,000

Total liabilities and shareholders' equity	$44,255,000	$45,430,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2022	2021

Revenues	$4,847,000	$4,364,000

Costs of revenue:

Maintenance and supplies	709,000	672,000

Depreciation and amortization	1,187,000	1,198,000

Other direct operating costs	884,000	1,060,000

	2,780,000	2,930,000

Gross margin	2,067,000	1,434,000

Selling and administrative expense	1,319,000	1,084,000

Interest expense	148,000	260,000

Operating income	600,000	90,000

Interest and other income	-	3,000

Income before income taxes	600,000	93,000

Income tax expense	206,000	6,000

Net income	394,000	87,000
Less: Net income attributable to non-controlling interest	(125,000)	(58,000)

Net income attributable to American Shared Hospital Services	$269,000	$29,000

Net income per share:

Income per common share - basic	$0.04	$0.00

Income per common share - diluted	$0.04	$0.00

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(Unaudited)

	FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2022 AND 2021
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Sub-Total ASHS	Non-controlling Interests in Subsidiaries	Total

Balances at January 1, 2021	5,791,000	$10,753,000	$7,024,000	$1,497,000	$19,274,000	$4,376,000	$23,650,000

Stock-based compensation expense	10,000	-	107,000	-	107,000	-	107,000

Net income	-	-	-	29,000	29,000	58,000	87,000

Balances at March 31, 2021	5,801,000	$10,753,000	$7,131,000	$1,526,000	$19,410,000	$4,434,000	$23,844,000

Balances at January 1, 2022	6,049,000	$10,758,000	$7,444,000	$1,691,000	$19,893,000	$4,346,000	$24,239,000

Stock-based compensation expense	30,000	-	87,000	-	87,000	-	87,000

Net income	-	-	-	269,000	269,000	125,000	394,000

Balances at March 31, 2022	6,079,000	$10,758,000	$7,531,000	$1,960,000	$20,249,000	$4,471,000	$24,720,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net income	$394,000	$87,000

Adjustments to reconcile net income to net cash from operating activities:

Depreciation and amortization	1,212,000	1,231,000

Amortization of debt issuance costs	18,000	-

Non cash lease expense	83,000	74,000

Deferred income taxes	123,000	(16,000)

Stock-based compensation expense	87,000	107,000

Interest expense associated with lease liabilities	9,000	12,000

Changes in operating assets and liabilities:

Receivables	(575,000)	(497,000)

Prepaid expenses and other assets	567,000	551,000

Asset retirement obligations	(457,000)	-

Accounts payable, accrued liabilities and deferred revenue	(1,102,000)	1,294,000

Income taxes	-	26,000

Lease liabilities	(100,000)	(86,000)

Net cash provided by operating activities	259,000	2,783,000

Investing activities:
Payment for purchase of property and equipment	(66,000)	(1,065,000)

Net cash used in investing activities	(66,000)	(1,065,000)

Financing activities:
Principal payments on long-term debt	(55,000)	(276,000)

Principal payments on finance leases	-	(638,000)

Principal payments on short-term financing	-	(116,000)

Net cash used in financing activities	(55,000)	(1,030,000)

Net change in cash, cash equivalents, and restricted cash	138,000	688,000

Cash, cash equivalents, and restricted cash at beginning of period	8,263,000	4,325,000

Cash, cash equivalents, and restricted cash at end of period	$8,401,000	$5,013,000

Supplemental cash flow disclosure:
Cash paid during the period for:

Interest	$130,000	$260,000

Income taxes paid (refunded)	$55,000	$(4,000)

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.    Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for the fair presentation of American Shared Hospital Services’ consolidated financial position as of March 31, 2022, the results of its operations for the three-month periods ended March 31, 2022 and 2021, and the cash flows for the three-month periods ended March 31, 2022 and 2021. The results of operations for the three-months ended March 31, 2022 are not necessarily indicative of results on an annualized basis. Consolidated balance sheet amounts as of December 31, 2021 have been derived from audited consolidated financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021 included in American Shared Hospital Services’ Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

The Company (through ASRS) and Elekta AB, the manufacturer of the Gamma Knife (through its wholly-owned United States subsidiary, GKV Investments, Inc.), entered into an operating agreement and formed GKF. As of March 31, 2022, GKF provides Gamma Knife units to twelve medical centers in the United States in the states of California, Florida, Illinois, Indiana, Mississippi, Nebraska, New Mexico, New York, Ohio, Oregon, and Texas. GKF also owns and operates two single-unit Gamma Knife facilities in Lima, Peru and Guayaquil, Ecuador. The Company through its wholly-owned subsidiary, Orlando, provided proton beam radiation therapy (“PBRT”) and related equipment to a customer in the United States.

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

In 2021, following the dissemination of the vaccine for the COVID-19 virus in the United States, there was a scale back of the safety measures put into place throughout 2020. Some of the Company’s customers still experienced some delays and restrictions in providing service, but not to the same degree that occurred during 2020. Procedure volumes for the Company’s domestic Gamma Knife business for the twelve-month period ended December 31, 2021, began to rebound to pre-pandemic levels. The Company’s PBRT business was impacted by COVID-19, and other factors, during 2021 as treatment volumes continued to lag from pre-pandemic levels. The Company’s business has been impacted differently at each of the Company’s various locations as a result of the COVID-19 pandemic and related governmental actions. However, as the COVID-19 pandemic evolves and new strains of the virus develop, additional impacts may arise which may have a material impact on the Company’s business.

For the three-month period ended  March 31, 2022, Gamma Knife volumes continued to rebound to pre-pandemic levels. Excluding the two customer contracts that expired in the first and fourth quarters of 2021, respectively, procedure volumes increased 2% compared to the same period in the prior year. The Company’s PBRT business was impacted by COVID-19, and other factors, during 2021 as treatment volumes continued to lag from pre-pandemic levels. However, for the three-month period ended March 31, 2022, the Company’s PBRT site returned to pre-pandemic levels.

Accounting pronouncements issued and not yet adopted - In  January 2021, the FASB issued ASU 2021-01 Reference Rate Reform (Topic 848) (“ASU 2021-01”) which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in ASU 2021-01 apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2021-01 is effective any date from the beginning of an interim period that includes or is subsequent to  March 12, 2020, or on a prospective basis to new modifications. The Company is currently evaluating ASU 2021-01 to determine the impact it  may have on its consolidated financial statements. See Note 3 - Long-term debt for additional discussion on transition from LIBOR.

Based on the guidance provided in accordance with ASC 280 Segment Reporting (“ASC 280”), the Company analyzed its subsidiaries which are all in the business of leasing radiosurgery and radiation therapy equipment to healthcare providers, and concluded there are two reportable segments, domestic and foreign. The Company provides Gamma Knife and PBRT equipment to thirteen hospitals in the United States and owns and operates two single-unit facilities in Lima, Peru and Guayaquil, Ecuador as of March 31, 2022. The Company determined two reportable segments existed due to similarities in economics of business operations and geographic location. The operating results of the two reportable segments are reviewed by the Company’s CEO and President, Chief Operating and Financial Officer, who are also deemed the Company’s Chief Operating Decision Makers.

The revenues and profit or loss, allocations for the Company's two reportable segments as of March 31, 2022 consists of the following:

	March 31, 2022	March 31, 2021
Revenues
Domestic	$4,141,000	$3,699,000
Foreign	706,000	665,000
Total	$4,847,000	$4,364,000

Profit or (loss)
Domestic	$276,000	$73,000
Foreign	(7,000)	(44,000)
Total	$269,000	$29,000

Note 2.    Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation for Gamma Knife units and other equipment is determined using the straight-line method over the estimated useful lives of the assets, which for medical and office equipment is generally 3 – 10 years, and after accounting for salvage value on the equipment where indicated. As of  April 1, 2021, the Company reduced its estimate for salvage value for nine of its Gamma Knife units. The net effect of this change in estimate for the three-month period ended March 31, 2022, was a decrease in net income of approximately $114,000 or $0.02 per diluted share. This change in estimate will also impact future periods. The Company determines salvage value based on the estimated fair value of the equipment at the end of its useful life.

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

The following table summarizes property and equipment as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021

Medical equipment and facilities	$73,434,000	$73,388,000
Office equipment	463,000	472,000
Construction in progress	88,000	91,000

	73,985,000	73,951,000
Accumulated depreciation	(46,975,000)	(45,697,000)

Net property and equipment	$27,010,000	$28,254,000

As of March 31, 2022, approximately $2,570,000 of the net property and equipment balance is outside of the United States.

Note 3.    Long-Term Debt Financing

On April 9, 2021 the Company along with certain of its domestic subsidiaries (collectively, the “Loan Parties”) entered into a five year $22,000,000 credit agreement with Fifth Third Bank, N.A. (the “Credit Agreement”). The Credit Agreement includes three loan facilities. The first loan facility is a $9,500,000 term loan (the “Term Loan”) of which $6,774,000 was used to refinance the domestic Gamma Knife debt and finance leases, and associated closing costs, $1,665,000 was used to finance two Gamma Knife reloads and to pay for the unload costs for two customer contracts in the second quarter of 2021, with the remaining $1,061,000 available for future projects. The second loan facility of $5,500,000 delayed draw term loan (the “DDTL”) of which $5,026,000 was used to refinance the Company's PBRT finance leases and associated closing costs as well as to provide additional working capital. The third loan facility provides for a $7,000,000 revolving line of credit (the “Revolving Line”) available for future projects and general corporate purposes. The facilities have a five-year maturity and carry a floating interest of LIBOR plus 3.0% and are secured by a lien on substantially all of the assets of the Loan Parties and guaranteed by American Shared Hospital Services.

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

The Credit Agreement contains customary covenants and representations, including without limitation, a minimum fixed charge coverage ratio of 1.25 and maximum funded debt to EBITDA ratio of 3.0 to 1.0 (tested on a trailing twelve-month basis at the end of each fiscal quarter), reporting obligations, limitations on dispositions, changes in ownership, mergers and acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and capital expenditures. The Loan Parties are in compliance with the Credit Agreement covenants as of  March 31, 2022.

The loan entered into with United States International Development Finance Corporation (“DFC”) in connection with the acquisition of GKCE in June 2020 (the “DFC Loan”) was obtained through the Company’s wholly-owned subsidiary, HoldCo and is guaranteed by GKF. The DFC Loan is secured by a lien on GKCE’s assets. The amount outstanding under the DFC Loan is payable in 29 quarterly installments with a fixed interest rate of 3.67%. The Company’s loan with DFC also contains customary covenants and representations which the Company is in compliance with as of   March 31, 2022.

As of March 31, 2022, long-term debt on the Condensed Consolidated Balance Sheets was $15,367,000. The following are contractual maturities of long-term debt as of  March 31, 2022 excluding deferred issuance costs of $276,000:

Year ending December 31,	Principal
2022 (excluding the three-months ended March 31, 2022)	$1,103,000
2023	1,719,000
2024	2,094,000
2025	2,469,000
2026	8,094,000
Thereafter	164,000
$15,643,000

 Note 4.    Other Accrued Liabilities

Other accrued liabilities consist of the following as of  March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Equipment maintenance and upgrades	$502,000	$1,281,000
Insurance	227,000	340,000
Professional services	188,000	90,000
Operating costs	384,000	397,000
Other	334,000	311,000
Total other accrued liabilities	$1,635,000	$2,419,000

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

The Company’s lessee operating leases are accounted for as right-of-use (“ROU”) assets, other current liabilities, and lease liabilities on the condensed consolidated balance sheets. Operating lease ROU assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company’s operating lease contracts do not provide an implicit rate for calculating the present value of future lease payments. The Company determined its incremental borrowing rate, to be in the range of approximately 4.0% and 6.0%, by using available market rates and expected lease terms. The operating lease ROU assets and liabilities also include any lease payments made and excludes lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company’s lessee operating lease agreements are for administrative office space and related equipment, and the agreement to lease clinic space for its stand-alone facility in Lima, Peru. These leases have remaining lease terms between 2 and 3 years, some of which include options to renew or extend the lease. As of March 31, 2022, operating ROU assets, net of impairment were $571,000, and lease liabilities were $637,000.

The following table summarizes maturities of lessee operating lease liabilities as of March 31, 2022:

Year ending December 31,	Operating Leases

2022 (excluding the three-months ended March 31, 2022)	$306,000
2023	302,000
2024	58,000

Total lease payments	666,000
Less imputed interest	(29,000)
Total	$637,000

Note 6.    Per Share Amounts

Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding. The computation for the three-month periods ended March 31, 2022 and 2021 excluded approximately 50,000 and 370,000 of the Company’s stock options because the exercise price of the options was higher than the average market price during the period.

The following table sets forth the computation of basic and diluted earnings per share for the three-month periods ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Net income attributable to American Shared Hospital Services	$269,000	$29,000

Weighted average common shares for basic earnings per share	6,201,000	6,254,000
Diluted effect of stock options and restricted stock awards	98,000	68,000
Weighted average common shares for diluted earnings per share	6,299,000	6,322,000

Basic earnings per share	$0.04	$0.00
Diluted earnings per share	$0.04	$0.00

Note 7.    Stock-based Compensation

In June 2021, the Company’s shareholders approved an amendment and restatement of the Company’s Incentive Compensation Plan (the “Plan”), that among other things, increased the number of shares of the Company’s common stock reserved for issuance under the Plan to 2,580,000 and extended the term of the Plan by five years to February 22, 2027. The Plan provides that the shares reserved under the Plan are available for issuance to officers of the Company, other key employees, non-employee directors, and advisors. No further grants or share issuances will be made under the previous plans.

Stock-based compensation expense associated with the Company’s stock options to employees is calculated using the Black-Scholes valuation model. The Company’s stock awards have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates. The estimated fair value of the Company’s option grants is estimated using assumptions for expected life, volatility, dividend yield, and risk-free interest rate which are specific to each award. The estimated fair value of the Company’s options is expensed over the period during which an employee is required to provide service in exchange for the award (requisite service period), usually the vesting period. Accordingly, stock-based compensation cost before income tax effect for the Company’s options and restricted stock awards in the amount of $87,000 and $107,000 is reflected in net income for the three-month periods ended March 31, 2022 and 2021, respectively. At March 31, 2022, there was approximately $9,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. This cost is expected to be recognized over a period of approximately three years.

The following table summarizes stock option activity for the three-month periods ended March 31, 2022 and 2021:

	Stock Options	Grant Date Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Intrinsic Value
Outstanding at January 1, 2022	67,000	$2.72	3.33	$-
Outstanding at March 31, 2022	67,000	$2.72	3.09	$4,000
Exercisable at March 31, 2022	59,000	$2.72	2.77	$-

Outstanding at January 1, 2021	417,000	$2.79	1.61	$2,000
Outstanding at March 31, 2021	417,000	$2.79	1.36	$19,000
Exercisable at March 31, 2021	407,000	$2.80	1.27	$-

Note 8.    Income Taxes

The Company generally calculates its effective income tax rate at the end of an interim period using an estimate of the annualized effective income tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate of the annualized effective income tax rate cannot be made, the Company computes its provision for income taxes using the actual effective income tax rate for the results of operations reported within the year-to-date periods. The Company’s effective income tax rate is highly influenced by relative income or losses reported and the amount of the nondeductible stock-based compensation associated with grants of its common stock options and from the results of foreign operations. A small change in estimated annual pretax income can produce a significant variance in the annualized effective income tax rate given the expected amount of these items. As a result, the Company has computed its provision for income taxes for the three-month periods ended March 31, 2022 and 2021 by applying the actual effective tax rates to income or reported within the condensed consolidated financial statements through those periods.

Note 9.    Subsequent Events

On April 27, 2022, the Company signed a Joint Venture agreement (the “Agreement”) with the principal owners of Guadalupe Amor Y Bien (“Guadalupe”) to establish a Mexican company (“Newco”) to treat public and private cancer patients. The Company and Guadalupe will hold 85% and 15% ownership interests, respectively, in Newco. Under the Agreement, the Company will be responsible for providing a linear accelerator upgrade to an Elekta Versa HD, and Guadalupe will be accountable for all site modification costs.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report to the Securities and Exchange Commission may be deemed to contain certain forward-looking statements with respect to the financial condition, results of operations and future plans of American Shared Hospital Services (including statements regarding the expected continued treatment growth of the Company’s MEVION S250 system, the expansion of the Company’s PBRT business, the timing and expansion of treatments by new Gamma Knife systems, the Company's expansion into new markets and the Company’s acquisitions and potential market segments for its services, which involve risks and uncertainties including, but not limited to, the risks of economic and market conditions, the risks of variability of financial results between quarters, the risks of the Gamma Knife and radiation therapy businesses, the risks of developing The Operating Room for the 21st Century program, the risks of changes to CMS reimbursement rates or reimbursement methodology, the risks of the timing, financing, and operations of the Company’s PBRT business, the risks of the COVID-19 pandemic and its effect on the Company’s business operations and financial condition, the risk of expanding within or into new markets, and the risk that the integration or continued operation of acquired businesses could adversely affect financial results and the risk that current and future acquisitions may negatively affect the Company's financial position. Further information on potential factors that could affect the financial condition, results of operations and future plans of American Shared Hospital Services is included in the filings of the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 21, 2022.

Overview

American Shared Hospital Services is a leading provider of turnkey technology solutions for stereotactic radiosurgery and advanced radiation therapy equipment and services.  The Company’s domestic Gamma Knife business operates by fee-per-use contracts or retail contracts where the Company shares in the revenue and operating costs of the equipment.  The Company, through GKF, also owns and operates two single-unit Gamma Knife facilities in Lima, Peru and Guayaquil, Ecuador. These units economically function similar to the Company’s turn-key retail arrangements. The Company’s PBRT system at Orlando Health Cancer Institute (“Orlando Health”), is also considered a retail arrangement. The main drivers of the Company’s revenue are numbers of sites, procedure volume and reimbursement.

Revenue Recognition

The Company recognizes revenues under ASC 842 and ASC 606 Revenue from Contracts with Customers (“ASC 606”). The Company had twelve domestic Gamma Knife units, two international Gamma Knife units, and one PBRT system, and thirteen domestic Gamma Knife units, two international Gamma Knife units, and one PBRT system in operation in the United States as of March 31, 2022 and 2021, respectively. Six of the Company’s twelve domestic Gamma Knife customers are under fee-per-use contracts, and six customers are under retail arrangements. The Company, through GKF, also owns and operates two single-unit, international Gamma Knife facilities in Lima, Peru and Guayaquil, Ecuador. These two units economically function similarly to the Company’s turn-key retail arrangements. The Company’s PBRT system at Orlando Health is also considered a retail arrangement.

Rental income from medical services – The Company recognizes revenues under ASC 842 when services have been rendered and collectability is reasonably assured, on either a fee per use or revenue sharing basis. The terms of the contracts do not contain any guaranteed minimum payments. The Company’s contracts are typically for a ten-year term and are classified as either fee per use or retail. Retail arrangements are further classified as either turn-key or revenue sharing. Revenues from fee per use contracts is determined by each hospital’s contracted rate. Revenues are recognized at the time the procedures are performed, based on each hospital’s contracted rate and the number of procedures performed. Under revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital. The amount the Company expects to receive is recorded as revenue and estimated based on historical experience. Revenue estimates are reviewed periodically and adjusted as necessary. Under turn-key arrangements, the Company receives payment from the hospital at an agreed upon percentage share of the hospital’s reimbursement from third party payors, and the Company is responsible for paying all the operating costs of the equipment. Operating costs are determined primarily based on historical treatment protocols and cost schedules with the hospital. The Company records an estimate of operating costs which are reviewed on a regular basis and adjusted as necessary to more accurately reflect the actual operating costs. For turn-key sites, the Company also shares a percentage of net operating profit. The Company records an estimate of net operating profit based on estimated revenues, less estimated operating costs. The operating costs and estimated net operating profit are recorded as other direct operating costs in the condensed consolidated statement of operations. For the three-month periods ended March 31, 2022 and 2021 the Company recognized revenues of approximately $4,141,000 and $3,699,000, respectively, under ASC 842.

Patient income – The Company has stand-alone facilities in Lima, Peru and Guayaquil, Ecuador, where a contract exists between the Company’s facilities and the individual patient treated at the facility. Under ASC 606, the Company acts as the principal in this transaction and provides, at a point in time, a single performance obligation, in the form of a Gamma Knife treatment. Revenue related to a Gamma Knife treatment is recognized on a gross basis at the time when the patient receives treatment. There is no variable consideration present in the Company’s performance obligation and the transaction price is agreed upon per the stated contractual rate. GKPeru’s payment terms are typically prepaid for self-pay patients and insurance provider payments are paid net 30 days. GKCE’s patient population is primarily covered by a government payor and payments are paid approximately 30 to 60 days upon invoice. The Company did not capitalize any incremental costs related to the fulfillment of its customer contracts. Accounts receivable earned by GKPeru were not significant for thethree-month periods ended March 31, 2022 and 2021. GKCE’s accounts receivable were $511,000 and $478,000 for the three-month periods ended March 31, 2022 and 2021, respectively. For the three-month periods ended March 31, 2022 and 2021 the Company recognized revenues of approximately $706,000 and $665,000, respectively, under ASC 606.

Reimbursement

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

On September 18, 2020, CMS issued the final rule that would implement a new mandatory payment model for radiation oncology services: the RO APM. The RO APM, that was to be in effect for a five year period, has been delayed indefinitely. The RO APM significantly alters CMS’ payment methodology from a fee for service paradigm to a set reimbursement by cancer type methodology for radiation services provided within a 90 day episode of care. Under the RO APM, hospital based and free-standing radiation therapy providers are mandatorily required to participate in the model based on whether the radiation therapy provider is located within a randomly selected CBSA. CMS projects that providers treating approximately 30% of radiation oncology patients have been selected to participate in the RO APM. The remaining providers not included in the RO APM will continue to receive reimbursement based on a fee-for-service methodology. The RO APM includes but is not limited to PBRT and Gamma Knife services. Three of the Company's Gamma Knife centers are included in the RO APM. It is not anticipated that inclusion in the RO APM will have a significant impact on the Company's Gamma Knife revenues. The Company's PBRT center was not selected for inclusion in the RO APM. Medicare reimbursement in 2022 for the most commonly used PBRT delivery codes increased by approximately 1.8% and increased by approximately 2.2% for Gamma Knife.

Impact of the COVID-19 Pandemic

In 2021, following the dissemination of the vaccine for the COVID-19 virus in the United States, there was a scale back of the safety measures put into place throughout 2020. Some of the Company’s customers still experienced some delays and restrictions in providing service, but not to the same degree that occurred during 2020. Procedure volumes for the Company’s domestic Gamma Knife business for the twelve-month period ended December 31, 2021, began to rebound to pre-pandemic levels. The Company’s PBRT business was impacted by COVID-19, and other factors, during 2021 as treatment volumes continued to lag from pre-pandemic levels. The Company’s business has been impacted differently at each of the Company’s various locations as a result of the COVID-19 pandemic and related governmental actions. However, as the COVID-19 pandemic evolves and new strains of the virus develop, additional impacts may arise which may have a material impact on the Company’s business.

For the three-month period ended March 31, 2022, Gamma Knife volumes continued to rebound to pre-pandemic levels. Excluding two customer contracts that expired in the first and fourth quarters of 2021, respectively, procedure volumes increased 2% compared to the same period in the prior year. The Company’s PBRT business was impacted by COVID-19, and other factors, during 2021 as treatment volumes continued to lag from pre-pandemic levels. However, for the three-month period ended March 31, 2022, the Company’s PBRT site returned to pre-pandemic levels.

First Quarter 2022 Results

Revenues increased by $483,000 to$4,847,000 for the three-month period ended March 31, 2022 compared to $4,364,000 for the same period in the prior year.

Revenues generated from the Company’s PBRT system increased by $508,000 to $2,039,000 for the three-month period ended March 31, 2022 compared to $1,531,000 for the same period in the prior year. The increase in PBRT revenues for the three-month period ended March 31, 2022 was due to increased volumes.

The number of PBRT fractions increased by 397 to 1,628 for the three-month period ended March 31, 2022 compared to 1,231 for the same period in the prior year. The increase in PBRT volume for the three-month period ended March 31, 2022 was primarily due to the impact from the COVID-19 pandemic in the prior year.

Gamma Knife revenues decreased $84,000 to $2,808,000 for the three-month period ended March 31, 2022 compared to $2,892,000 for the same period in the prior year. For the three-month period ended March 31, 2022, the decrease in Gamma Knife revenue was due to a decrease in procedures, offset by an increase in average reimbursement.  The increase in average reimbursement was driven by an increase in the average rate at the Company’s retail sites caused by a favorable shift in payor mix to more commercial payors.

The number of Gamma Knife procedures decreased by 26 to 329 for the three-month period ended March 31, 2022 compared to 355 for the same period in the prior year. The decrease in Gamma Knife procedures for the three-month period ended March 31, 2022 was due to the expiration of one contract in each of the first and fourth quarters of 2021.  Excluding the two Gamma Knife contracts that expired, Gamma Knife procedures for existing customer sites increased by 6 for the three-month period ended March 31, 2022 compared to the same period of the prior year.

Total costs of revenue decreased by $150,000 to $2,780,000 for the three-month period ended March 31, 2022 compared to $2,930,000 for the same period in the prior year.

Maintenance and supplies increased by $37,000 to $709,000 for the three-month period ended March 31, 2022 compared to $672,000 for the same period in the prior year. The increase in maintenance and supplies for the three-month period ended March 31, 2022 was primarily due to a maintenance contract for one of the Company’s Gamma Knife Icon upgrades which commenced in the fourth quarter of 2021.

Depreciation and amortization decreased by $11,000 to $1,187,000 for the three-month period ended March 31, 2022 compared to $1,198,000 for the same period in the prior year. The decrease in depreciation and amortization for the three-month period ended March 31, 2022 was primarily due to the expiration of one contract in each of the first and fourth quarters of 2021, offset by a change in estimate for salvage value for nine of the Company’s Gamma Knife units implemented in the second quarter of 2021. The net effect of this change in estimate for the three-month period ended March 31, 2022, was a decrease in net income of approximately $114,000 or $0.02 per diluted share. Salvage value is based on the estimated fair value of the equipment at the end of its useful life. This change in estimate also impacts future periods.

Other direct operating costs decreased by $176,000 to $884,000 for the three-month period ended March 31, 2022 compared to $1,060,000 for the same period in the prior year. The decrease in other direct operating costs for the three-month period ended March 31, 2022 was primarily due to the expiration of one contract in each of the first and fourth quarters of 2021.

Selling and administrative costs increased by $235,000 to $1,319,000 for the three-month period ended March 31, 2022 compared to $1,084,000 for the same period in the prior year. The increase for three-month period ended March 31, 2022 was due to legal and related fees associated with new business opportunities.

Interest expense decreased by $112,000 to $148,000 for the three-month period ended March 31, 2022 compared to $260,000 for the same period in the prior year. On April 9, 2021, the Company refinanced predominantly all of its existing debt and finance lease portfolio at a lower effective interest rate compared to the Company’s historic portfolio rate, reducing interest expense.

Income tax expense increased by $200,000 to $206,000 for the three-month period ended March 31, 2022 compared to $6,000 for the same period in the prior year. The increase in income tax expense for the three-month period ended March 31, 2022 was due to higher earnings during the current period, return-to-provision adjustments arising from foreign tax returns filed during the current period, as well as permanent domestic tax differences expected to continue through year-end.

Net income attributable to non-controlling interest increased by $67,000 to $125,000 for the three-month period ended March 31, 2022 compared to $58,000 for the same period in the prior year. Net income attributable to non-controlling interests represents net income earned by the 19% non-controlling interest in GKF, and net income of the non-controlling interests in various subsidiaries controlled by GKF. The decrease or increase in net income attributable to non-controlling interests reflects the relative profitability of GKF.

Net income increased by $240,000 to net income of $269,000, or $0.04 per diluted share for the three-month period ended March 31, 2022 compared to $29,000, or $0.00 per diluted share for the same period in the prior year. Net income increased for the three-month period ended March 31, 2022 due to increased revenues and decreased operating costs, which resulted in an increase in gross margin, offset by an increase in selling and administrative costs.

Liquidity and Capital Resources

The Company’s primary liquidity needs are to fund capital expenditures as well as support working capital requirements. In general, the Company’s principal sources of liquidity are cash and cash equivalents on hand and a $7,000,000 revolving line of credit.  As of March 31, 2022, the Company has not drawn on its line of credit. The Company had cash, cash equivalents and restricted cash of $8,401,000 at March 31, 2022 compared to $8,263,000 at December 31, 2021. The Company’s cash position increased by $138,000 due to cash from operating activities of $259,000, offset by payment for the purchase of property and equipment of $66,000 and payments on long-term debt of $55,000. The Company’s expected primary cash needs on both a short and long-term basis are for capital expenditures, business expansion, working capital, and other general corporate purposes. The Company has scheduled interest and principal payments under its debt obligations of approximately $2,010,000 during the next 12 months.

Working Capital

The Company had working capital at March 31, 2022 of $10,421,000 compared to $9,196,000 at December 31, 2021. The $1,225,000 increase in net working capital was primarily due a decrease in accounts payable and current liabilities during the first quarter of 2022. The Company believes that its cash on hand, cash flow from operations, and other cash resources are adequate to meet its scheduled debt obligations and working capital requirements during the next 12 months. See additional discussion below related to commitments.

The Company, in the past, has secured financing for its Gamma Knife and radiation therapy units. The Company has secured financing for its projects from several lenders and anticipates that it will be able to secure financing on future projects from these or other lending sources, but there can be no assurance that financing will continue to be available on acceptable terms.

Long-Term Debt

Prior to April 2021, GKF generally financed its U.S. Gamma Knife units, upgrades and additions with loans or finance leases from various finance companies for typically 100% of the cost of each Gamma Knife, plus any sales tax, customs, and duties. On April 9, 2021, the Company and certain of its domestic subsidiaries entered into a five year $22,000,000 credit agreement with Fifth Third Bank, N.A., which refinanced its existing domestic Gamma Knife portfolio.  The lease financing previously obtained by Orlando was also refinanced as long-term debt by the Credit Agreement. The Credit Agreement includes a $7,000,000 revolving line of credit that the Company has not drawn on as of March 31, 2022. The Credit Agreement is 48% amortized over a 58-month period and is secured by a lien on substantially all of the assets of the Company and certain of its domestic subsidiaries. The Company’s Gamma Knife unit in Ecuador is financed with DFC.

As of December 31, 2021, LIBOR will no longer be used to price new loans, but 1-month, 3-month, 6-month and 12-month maturities will continue to be published through 2023. At that time, the Company will work with Fifth Third Bank to determine an alternative base rate. The Revolving Line is charged an unused line fee of 0.25% per annum. The Term Loan and DDTL have interest and principal payments due quarterly. Principal amortization on an annual basis for the Term Loan and DDTL equates to 48% of the original principal loan commitments in years one through five and an end of term payment of the remaining principal balance. See Note 3 - Long Term Debt to the condensed consolidated financial statements for additional information.

Commitments

On December 20, 2018, the Company signed Second Amendments to two System Build Agreements for the Company’s second and third Mevion PBRT units. The Company and Mevion have agreed to upgrade the second and third PBRT units for which the Company has purchase commitments. The Company is actively seeking sites for these units but, to date, has not entered into agreements with any party for either placement of a PBRT unit or the related financing. The Company projects that it will be required to commence delivery of the second and third PBRT units no later than 2023. In the event the Company is unable to enter into customer agreements within the requisite time frame or receive an extension from Mevion, the Company could forfeit its deposits. As of March 31, 2022, the Company had commitments, after deposits, to purchase two MEVION S250i PBRT systems for $34,000,000.

As of March 31, 2022, the Company had commitments to install four Leksell Gamma Knife Icon Systems (“Icon”) at existing customer sites, and purchase two Linear Accelerator (“LINAC”) systems, one to be placed at an existing customer site and one at a new customer site. The Company also has a commitment to upgrade the Gamma Knife unit at its stand-alone facility in Ecuador to an Icon. The Icon upgrades and LINAC purchases are scheduled to occur between 2022 and 2023. The Company expects to upgrade the equipment in Ecuador in the latter part of 2022. The Company has a commitment from DFC to finance this upgrade. Total Gamma Knife and LINAC commitments as of March 31, 2022 were $10,760,000. It is the Company’s intent to finance these commitments. There are no significant cash requirements, pending financing, for these commitments in the next 12 months. There can be no assurance that financing will be available for the Company’s current or future projects, or at terms that are acceptable to the Company.  However, the Company currently has cash on hand of $8,401,000 and a line of credit of $7,000,000 to fund these projects.

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

As of March 31, 2022, the Company had commitments to service and maintain its Gamma Knife and PBRT equipment. The service commitments are carried out via contracts with Mevion, Elekta and Mobius Imaging, LLC. In addition, in April 2019, the Company signed agreements to service the Icon upgrades which will be installed at various dates between 2022 and 2023. The Company’s commitments to purchase two LINAC systems also include a 9-year and 5-year agreement to service the equipment, respectively. Total service commitments as of March 31, 2022 were $9,356,000. The Gamma Knife and certain other service contracts are paid monthly, as service is performed. The Company believes that cash flow from cash on hand and operations will be sufficient to cover these payments.

On April 28, 2022, the Company signed agreements for commitments with Elekta to purchase four Gamma Knife planning workstations and to purchase a Versa HD, with related service.  The Versa HD will be placed at the Company’s new site in Puebla, Mexico which is expected to begin operations in late 2022 or early 2023. Total commitments agreed to as of April 28, 2022 were $3,528,000. It is the Company’s intent to finance these commitments. There can be no assurance that financing will be available for the Company’s current or future projects, or at terms that are acceptable to the Company.  However, the Company currently has cash on hand of $8,401,000 and a line of credit of $7,000,000 to fund these projects, if necessary.

Related Party Transactions

The Company’s Gamma Knife business is operated through its 81% indirect interest in its GKF subsidiary. The remaining 19% of GKF is owned by a wholly owned U.S. subsidiary of Elekta, which is the manufacturer of the Gamma Knife. Since the Company purchases its Gamma Knife units from Elekta, there are significant related party transactions with Elekta such as equipment purchases, commitments to purchase and service equipment, and costs to maintain the equipment. For the three-month periods ended March 31, 2022 and 2021, related party transactions for equipment purchases and de-install costs were $1,232,000 and $0, respectively, and costs incurred to maintain equipment were $269,000 and $248,000, respectively.  The Company also had commitments to purchase one Icon, install four Icon upgrades and service the related equipment of $7,595,000 as of  March 31, 2022 and commitments to purchase one Cobalt-60 reload, purchase one Icon, install four Icon upgrades and service the related equipment of $6,937,000 as of  March 31, 2021, respectively.  At March 31, 2022, the Company owed Elekta approximately $760,000 for software, contract maintenance, and de-install costs.  At March 31, 2021, the Company owed Elekta approximately $2,532,000 for two Cobalt-60 reloads which were completed in April 2021, parts, contract maintenance and de-install costs. The Company believes that all its transactions with Elekta are arm’s-length transactions.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage or prepayment features. The Company does not have affiliation with partnerships, trusts or other entities whose purpose is to facilitate off-balance sheet financial transactions or similar arrangements, and therefore has no exposure to the financing, liquidity, market or credit risks associated with such entities. At March 31, 2022, the Company had no significant long-term, market-sensitive investments.

Item 4.    Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and our president and chief operating and financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the company and its subsidiaries is communicated to the chief executive officer and the chief financial officer. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the chief executive officer and the chief financial officer, and recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

There were no changes in our internal control over financial reporting during the three-month period ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

None.

Item 1A.    Risk Factors

There were no material changes during the period covered in this report to the risk factors previously disclosed in Part 1, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

AMERICAN SHARED HOSPITAL SERVICES

Registrant

Date:	May 12, 2022	/s/ Raymond C. Stachowiak
Raymond C. Stachowiak
Chief Executive Officer

Date:	May 12, 2022	/s/ Craig K. Tagawa
Craig K. Tagawa
President, Chief Operating and Financial Officer