Form 10-Q
period 2022-06-30
AMERICAN SHARED HOSPITAL SERVICES
filed 2022-08-15
CIK 744825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022 or

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

As of August 10, 2022, there were outstanding 6,112,000 shares of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS	June 30, 2022	December 31, 2021
Current assets:
Cash and cash equivalents	$11,849,000	$8,145,000
Restricted cash	118,000	118,000
Accounts receivable, net of allowance for doubtful accounts of $100,000 at June 30, 2022 and $100,000 at December 31, 2021	3,363,000	4,211,000
Other receivables	743,000	613,000
Prepaid maintenance	347,000	1,174,000
Prepaid expenses and other current assets	420,000	826,000

Total current assets	16,840,000	15,087,000

Property and equipment, net	25,767,000	28,254,000
Land	19,000	19,000
Goodwill	1,265,000	1,265,000
Right of use assets	486,000	654,000
Intangible asset	78,000	78,000
Other assets	70,000	73,000

Total assets	$44,525,000	$45,430,000

LIABILITIES AND SHAREHOLDERS' EQUITY	June 30, 2022	December 31, 2021
Current liabilities:
Accounts payable	$145,000	$318,000
Employee compensation and benefits	367,000	423,000
Other accrued liabilities	1,140,000	1,505,000
Related party liabilities	550,000	1,342,000
Asset retirement obligations, related party (includes $107,000 non-related party at December 31, 2021)	300,000	757,000
Income taxes payable	96,000	96,000
Current portion of lease liabilities	391,000	369,000
Current portion of long-term debt, net	1,641,000	1,081,000

Total current liabilities	4,630,000	5,891,000

Long-term lease liabilities, less current portion	153,000	359,000
Long-term debt, net, less current portion	13,503,000	14,323,000
Deferred revenue, less current portion	105,000	140,000
Deferred income taxes	797,000	478,000

Total liabilities	19,188,000	21,191,000

Shareholders' equity:
Common stock, no par value (10,000,000 shares authorized; 6,112,000 and 6,049,000 shares issued and outstanding at June 30, 2022 and at December 31, 2021)	10,763,000	10,758,000
Additional paid-in capital	7,603,000	7,444,000
Retained earnings	2,457,000	1,691,000
Total equity-American Shared Hospital Services	20,823,000	19,893,000
Non-controlling interests in subsidiaries	4,514,000	4,346,000
Total shareholders' equity	25,337,000	24,239,000

Total liabilities and shareholders' equity	$44,525,000	$45,430,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenues:
Rental income from medical services	$4,140,000	$3,716,000	$8,281,000	$7,415,000
Patient income	894,000	760,000	1,600,000	1,425,000
	5,034,000	4,476,000	9,881,000	8,840,000
Costs of revenue:
Maintenance and supplies	462,000	431,000	902,000	855,000
Depreciation and amortization	1,156,000	1,244,000	2,343,000	2,442,000
Other direct operating costs	1,049,000	974,000	1,933,000	2,034,000
Other direct operating costs, related party	279,000	220,000	548,000	468,000
	2,946,000	2,869,000	5,726,000	5,799,000

Gross margin	2,088,000	1,607,000	4,155,000	3,041,000

Selling and administrative expense	1,146,000	1,090,000	2,465,000	2,174,000
Interest expense	149,000	165,000	297,000	425,000

Operating income	793,000	352,000	1,393,000	442,000

(Loss) on extinguishment of debt	-	(401,000)	-	(401,000)
Interest and other (loss) income	(5,000)	(2,000)	(5,000)	1,000
Income (loss) before income taxes	788,000	(51,000)	1,388,000	42,000

Income tax expense (benefit)	248,000	(24,000)	454,000	(18,000)

Net income (loss)	540,000	(27,000)	934,000	60,000
Less: Net income attributable to non-controlling interest	(43,000)	(60,000)	(168,000)	(118,000)

Net income (loss) attributable to American Shared Hospital Services	$497,000	$(87,000)	$766,000	$(58,000)

Net income (loss) per share:

Income (loss) per common share - basic	$0.08	$(0.01)	$0.12	$(0.01)

Income (loss) per common share - diluted	$0.08	$(0.01)	$0.12	$(0.01)

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(Unaudited)

	FOR THE THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 2022 AND 2021
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Sub-Total ASHS	Non-controlling Interests in Subsidiaries	Total

Balances at January 1, 2021	5,791,000	$10,753,000	$7,024,000	$1,497,000	$19,274,000	$4,376,000	$23,650,000
Stock-based compensation expense	10,000	-	107,000	-	107,000	-	107,000
Net income	-	-	-	29,000	29,000	58,000	87,000
Balances at March 31, 2021	5,801,000	10,753,000	7,131,000	1,526,000	19,410,000	4,434,000	23,844,000
Stock-based compensation expense	62,000	-	96,000	-	96,000	-	96,000
Options exercised	5,000	5,000	-		5,000	-	5,000
Cash distributions to non-controlling interests	-	-	-	-	-	(204,000)	(204,000)
Net (loss) income	-	-	-	(87,000)	(87,000)	60,000	(27,000)
Balances at June 30, 2021	5,868,000	$10,758,000	$7,227,000	$1,439,000	$19,424,000	$4,290,000	$23,714,000

Balances at January 1, 2022	6,049,000	$10,758,000	$7,444,000	$1,691,000	$19,893,000	$4,346,000	$24,239,000
Stock-based compensation expense	30,000	-	87,000	-	87,000	-	87,000
Net income	-	-	-	269,000	269,000	125,000	394,000
Balances at March 31, 2022	6,079,000	10,758,000	7,531,000	1,960,000	20,249,000	4,471,000	24,720,000
Stock-based compensation expense	31,000	-	72,000	-	72,000	-	72,000
Options exercised	2,000	5,000	-	-	5,000	-	5,000
Net income	-	-	-	497,000	497,000	43,000	540,000
Balances at June 30, 2022	6,112,000	$10,763,000	$7,603,000	$2,457,000	$20,823,000	$4,514,000	$25,337,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net income	$934,000	$60,000
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization, and other	2,375,000	2,509,000
Amortization of debt issuance costs	37,000	14,000
Loss on extinguishment of debt	-	401,000
Non cash lease expense	168,000	149,000
Deferred income taxes	319,000	(64,000)
Stock-based compensation expense	159,000	203,000
Interest expense associated with lease liabilities	18,000	22,000
Changes in operating assets and liabilities:
Receivables	718,000	335,000
Prepaid expenses and other assets	1,261,000	1,086,000
Asset retirement obligations, related party	(457,000)	(562,000)
Related party liabilities	(792,000)	670,000
Accounts payable, accrued liabilities, and deferred revenue	(446,000)	(573,000)
Income taxes	-	(252,000)
Lease liabilities	(202,000)	(171,000)
Net cash provided by operating activities	4,092,000	3,827,000

Investing activities:
Payment for purchase of property and equipment	(96,000)	(229,000)
Net cash used in investing activities	(96,000)	(229,000)

Financing activities:
Principal payments on long-term debt	(297,000)	(3,254,000)
Principal payments on finance leases	-	(8,919,000)
Principal payments on short-term financing	-	(294,000)
Distributions to non-controlling interests	-	(204,000)
Proceeds from long-term debt financing, net of property and equipment acquired	-	13,897,000
Prepayment penalties	-	(401,000)
Debt issuance costs long-term debt	-	(316,000)
Proceeds from options exercised	5,000	5,000
Net cash used in financing activities	(292,000)	514,000

Net change in cash, cash equivalents, and restricted cash	3,704,000	4,112,000

Cash, cash equivalents, and restricted cash at beginning of period	8,263,000	4,325,000

Cash, cash equivalents, and restricted cash at end of period	$11,967,000	$8,437,000

Supplemental cash flow disclosure
Cash paid during the period for:
Interest	$260,000	$425,000
Income taxes paid	$156,000	$557,000

Schedule of non-cash investing and financing activities
Acquisition of equipment with long-term debt financing	$-	$1,103,000

Detail of cash, cash equivalents and restricted cash at end of period
Cash and cash equivalents	$11,849,000	$8,319,000
Restricted cash	118,000	118,000
Cash, cash equivalents, and restricted cash at end of period	$11,967,000	$8,437,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.    Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for the fair presentation of American Shared Hospital Services’ consolidated financial position as of June 30, 2022, the results of its operations for the three and six-month periods ended June 30, 2022 and 2021, and the cash flows for the three and six-month periods ended June 30, 2022 and 2021. The results of operations for the three and six-months ended June 30, 2022 are not necessarily indicative of results on an annualized basis. Consolidated balance sheet amounts as of December 31, 2021 have been derived from audited consolidated financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021 included in American Shared Hospital Services’ Annual Report on Form 10-K filed with the Securities and Exchange Commission.

These condensed consolidated financial statements include the accounts of American Shared Hospital Services (“ASHS”) and its subsidiaries (the “Company”) as follows: ASHS wholly-owns the subsidiaries American Shared Radiosurgery Services (“ASRS”), PBRT Orlando, LLC (“Orlando”), OR21, Inc., and MedLeader.com, Inc. (“MedLeader”); ASHS is the majority owner of Long Beach Equipment, LLC (“LBE”); ASRS is the majority-owner of GK Financing, LLC (“GKF”) which wholly-owns the subsidiary Instituto de Gamma Knife del Pacifico S.A.C. (“GKPeru”) and HoldCo GKC S.A. (“HoldCo”). HoldCo wholly owns the subsidiary Gamma Knife Center Ecuador S.A. (“GKCE”). GKF is the majority owner of the subsidiaries Albuquerque GK Equipment, LLC (“AGKE”) and Jacksonville GK Equipment, LLC (“JGKE”).

The Company (through ASRS) and Elekta AB, the manufacturer of the Gamma Knife (through its wholly-owned United States subsidiary, GKV Investments, Inc.), entered into an operating agreement and formed GKF. As of June 30, 2022, GKF provides Gamma Knife units to twelve medical centers in the United States in the states of California, Florida, Illinois, Indiana, Mississippi, Nebraska, New Mexico, New York, Ohio, Oregon, and Texas. GKF also owns and operates two single-unit Gamma Knife facilities in Lima, Peru and Guayaquil, Ecuador. The Company through its wholly-owned subsidiary, Orlando, provided proton beam radiation therapy (“PBRT”) and related equipment to a customer in the United States.

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

Impact of the COVID-19 pandemic - In 2021, following the dissemination of the vaccine for the COVID-19 virus in the United States, there was a scale back of the safety measures put into place throughout 2020. Some of the Company’s customers still experienced some delays and restrictions in providing service, but not to the same degree that occurred during 2020. Procedure volumes for the Company’s domestic Gamma Knife business for the year ended December 31, 2021, began to rebound to pre-pandemic levels. The Company’s PBRT business was impacted by COVID-19, and other factors, during 2021 as treatment volumes continued to lag from pre-pandemic levels. The Company’s business has been impacted differently at each of the Company’s various locations as a result of the COVID-19 pandemic and related governmental actions. However, as the COVID-19 pandemic evolves and new strains of the virus develop, additional impacts may arise which may have a material impact on the Company’s business.

For the three and six-month periods ended June 30, 2022, Gamma Knife volumes continued to rebound to pre-pandemic levels. Excluding the two customer contracts that expired in the first and fourth quarters of 2021, procedure volumes decreased 6% and 2% for the three and six-month periods ended June 30, 2022 compared to the same periods in the prior year, respectively. This decrease was due to normal, cyclical fluctuations and the Company does not anticipate a significant impact on domestic Gamma Knife volumes from the COVID-19 pandemic going forward. The Company’s PBRT business was impacted by COVID-19, and other factors, during 2021 as treatment volumes continued to lag from pre-pandemic levels. However, for the three and six-month periods ended June 30, 2022, the Company’s PBRT site also returned to pre-pandemic levels.  The Company’s stand-alone facilities in Peru and Ecuador have also begun to return to pre-pandemic levels for the three and six-month periods ended June 30, 2022 and the Company expects this trend to continue through 2022.

Accounting pronouncements issued and not yet adopted - In  January 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) (2021-01 Reference Rate Reform (Topic 848) (“ASU 2021-01”) which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in ASU 2021-01 apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2021-01 is effective any date from the beginning of an interim period that includes or is subsequent to  March 12, 2020, or on a prospective basis to new modifications. The Company is currently evaluating ASU 2021-01 to determine the impact it  may have on its consolidated financial statements. See Note 3 - Long-term debt for additional discussion on transition from LIBOR.

Revenue recognition - The Company recognizes revenues under ASC 842 Leases (“ASC 842”) and ASC 606 Revenue from Contracts with Customers (“ASC 606”).

Rental income from medical services – The Company recognizes revenues under ASC 842 when services have been rendered and collectability is reasonably assured, on either a fee per use or revenue sharing basis. The terms of the contracts do not contain any guaranteed minimum payments. The Company’s contracts are typically for a ten-year term and are classified as either fee per use or retail. Retail arrangements are further classified as either turn-key or revenue sharing. Revenues from fee per use contracts is determined by each hospital’s contracted rate. Revenues are recognized at the time the procedures are performed, based on each hospital’s contracted rate and the number of procedures performed. Under revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital. The amount the Company expects to receive is recorded as revenue and estimated based on historical experience. Revenue estimates are reviewed periodically and adjusted as necessary. Under turn-key arrangements, the Company receives payment from the hospital at an agreed upon percentage share of the hospital’s reimbursement from third party payors, and the Company is responsible for paying all the operating costs of the equipment. Operating costs are determined primarily based on historical treatment protocols and cost schedules with the hospital. The Company records an estimate of operating costs which are reviewed on a regular basis and adjusted as necessary to more accurately reflect the actual operating costs. For turn-key sites, the Company also shares a percentage of net operating profit. The Company records an estimate of net operating profit based on estimated revenues, less estimated operating costs. The operating costs and estimated net operating profit are recorded as other direct operating costs in the condensed consolidated statements of operations.

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

Business segment information - Based on the guidance provided in accordance with ASC 280 Segment Reporting (“ASC 280”), the Company analyzed its subsidiaries which are all in the business of leasing radiosurgery and radiation therapy equipment to healthcare providers, and concluded there are two reportable segments, domestic and foreign. The Company provides Gamma Knife and PBRT equipment to thirteen hospitals in the United States and owns and operates two single-unit facilities in Lima, Peru and Guayaquil, Ecuador as of June 30, 2022. The Company determined two reportable segments existed due to similarities in economics of business operations and geographic location. The operating results of the two reportable segments are reviewed by the Company’s CEO and President, Chief Operating and Financial Officer, who are also deemed the Company’s Chief Operating Decision Makers.

The revenues and profit or loss, allocations for the Company's two reportable segments as of June 30, 2022 consists of the following:

	June 30, 2022	June 30, 2021
Revenues
Domestic	$8,281,000	$7,415,000
Foreign	1,600,000	1,425,000
Total	$9,881,000	$8,840,000

Net income (loss) attributable to American Shared Hospital Services
Domestic	$809,000	$(35,000)
Foreign	(43,000)	(23,000)
Total	$766,000	$(58,000)

Reclassification - Certain comparative balances as of and for the three and six-month periods ended June 30, 2021 and the year ended  December 31, 2021 have been reclassified to make them consistent with the current year presentation.

Note 2.    Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation for Gamma Knife units and other equipment is determined using the straight-line method over the estimated useful lives of the assets, which for medical and office equipment is generally 3 – 10 years, and after accounting for salvage value on the equipment where indicated. As of   April 1, 2021, the Company reduced its estimate for salvage value for nine of its Gamma Knife units. The net effect of this change in estimate for the three and six-month periods ended June 30, 2022, was a decrease in net income of approximately $114,000 or $0.02 per diluted share and $228,000 or $0.04 per diluted share, respectively. The net effect of this change in estimate for the three and six-month periods ended June 30, 2021, was a decrease in net income of approximately $114,000 or $0.02 per diluted share. Salvage value is based on the estimated fair value of the equipment at the end of its useful life. This change in estimate will also impact future periods. The Company determines salvage value based on the estimated fair value of the equipment at the end of its useful life.

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

The following table summarizes property and equipment as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021

Medical equipment and facilities	$73,445,000	$73,388,000
Office equipment	442,000	472,000
Construction in progress	90,000	91,000

	73,977,000	73,951,000
Accumulated depreciation	(48,210,000)	(45,697,000)

Net property and equipment	$25,767,000	$28,254,000

As of June 30, 2022, approximately $2,448,000 of the net property and equipment balance is outside of the United States.

Note 3.    Long-Term Debt Financing

On April 9, 2021 the Company along with certain of its domestic subsidiaries (collectively, the “Loan Parties”) entered into a five year $22,000,000 credit agreement with Fifth Third Bank, N.A. (the “Credit Agreement”). The Credit Agreement includes three loan facilities. The first loan facility is a $9,500,000 term loan (the “Term Loan”) of which $6,774,000 was used to refinance the domestic Gamma Knife debt and finance leases, and associated closing costs, $1,665,000 was used to finance two Gamma Knife reloads and to pay for the unload costs for two customer contracts in the second quarter of 2021, with the remaining $1,061,000 available for future projects. The second loan facility of $5,500,000 delayed draw term loan (the “DDTL”) of which $5,026,000 was used to refinance the Company's PBRT finance leases and associated closing costs as well as to provide additional working capital. The third loan facility provides for a $7,000,000 revolving line of credit (the “Revolving Line”) available for future projects and general corporate purposes. The facilities have a five-year maturity and carry a floating interest of LIBOR plus 3.0% and are secured by a lien on substantially all of the assets of the Loan Parties and guaranteed by American Shared Hospital Services.  The long-term debt on the condensed consolidated balance sheets related to the Term Loan and DDTL was $14,250,000 and $14,437,000 as of June 30, 2022 and December 31, 2021, respectively.

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

The Credit Agreement contains customary covenants and representations, including without limitation, a minimum fixed charge coverage ratio of 1.25 and maximum funded debt to EBITDA ratio of 3.0 to 1.0 (tested on a trailing twelve-month basis at the end of each fiscal quarter), reporting obligations, limitations on dispositions, changes in ownership, mergers and acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and capital expenditures. The Loan Parties are in compliance with the Credit Agreement covenants as of  June 30, 2022.

The loan entered into with United States International Development Finance Corporation (“DFC”) in connection with the acquisition of GKCE in June 2020 (the “DFC Loan”) was obtained through the Company’s wholly-owned subsidiary, HoldCo and is guaranteed by GKF. The DFC Loan is secured by a lien on GKCE’s assets. The amount outstanding under the DFC Loan is payable in 29 quarterly installments with a fixed interest rate of 3.67%. The Company’s loan with DFC also contains customary covenants and representations which the Company is in compliance with as of   June 30, 2022.  The long-term debt on the condensed consolidated balance sheets related to the DFC loan was $1,151,000 and $1,261,000 as of June 30, 2022 and December 31, 2021, respectively.

As of June 30, 2022, long-term debt on the condensed consolidated balance sheets was $15,144,000. The following are contractual maturities of long-term debt as of  June 30, 2022 excluding deferred issuance costs of $257,000:

Year ending December 31,	Principal
2022 (excluding the six-months ended June 30, 2022)	$861,000
2023	1,719,000
2024	2,094,000
2025	2,469,000
2026	8,094,000
Thereafter	164,000
$15,401,000

 Note 4.    Other Accrued Liabilities

Other accrued liabilities consist of the following as of  June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Equipment maintenance and upgrades	$6,000	$367,000
Insurance	105,000	340,000
Professional services	194,000	90,000
Operating costs	552,000	397,000
Other	283,000	311,000
Total other accrued liabilities	$1,140,000	$1,505,000

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

The Company’s lessee operating leases are accounted for as right-of-use (“ROU”) assets, other current liabilities, and lease liabilities on the condensed consolidated balance sheets. Operating lease ROU assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company’s operating lease contracts do not provide an implicit rate for calculating the present value of future lease payments. The Company determined its incremental borrowing rate, to be in the range of approximately 4.0% and 6.0%, by using available market rates and expected lease terms. The operating lease ROU assets and liabilities also include any lease payments made and excludes lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company’s lessee operating lease agreements are for administrative office space and related equipment, and the agreement to lease clinic space for its stand-alone facility in Lima, Peru. These leases have remaining lease terms between 2 and 3 years, some of which include options to renew or extend the lease. As of June 30, 2022, operating ROU assets, net of impairment were $486,000, and lease liabilities were $544,000.

The following table summarizes maturities of lessee operating lease liabilities as of June 30, 2022:

Year ending December 31,	Operating Leases

2022 (excluding the six-months ended June 30, 2022)	$205,000
2023	302,000
2024	58,000

Total lease payments	565,000
Less imputed interest	(21,000)
Total	$544,000

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Lease cost
Operating lease cost, net of impairment	$101,000	$86,000	$202,000	$171,000
Sublease income	(43,000)	-	(86,000)	-
Total lease cost	$58,000	$86,000	$116,000	$171,000

Other information
Cash paid for amounts included in the measurement of lease liabilities - Operating leases	$58,000	$86,000	$116,000	$171,000
Weighted-average remaining lease term - Operating leases in years	1.52	2.24	1.52	2.24
Weighted-average discount rate - Operating leases	5.75%	6.15%	5.75%	6.15%

Note 6.    Per Share Amounts

Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding. Based on the guidance provided in accordance with ASC 260 Earnings Per Share (“ASC 260”), potentially dilutive common stock equivalents, such as diluted stock options, are not considered when their inclusion in reporting earnings per share would be dilutive to reported losses incurred per share. Because the Company reported a loss for the three and six-month periods ended June 30, 2021, the potentially dilutive effects of approximately 48,000 and 42,000, of the Company’s stock options and 21,000 and 21,000, respectively, of the Company's unvested restricted stock awards were not considered for the reporting periods. The computation for the three and six-month periods ended June 30, 2022 excluded approximately 41,000 and 41,000, respectively, of the Company’s stock options because the exercise price of the options was higher than the average market price during the period. The weighted average common shares outstanding for basic earnings per share for the three and six-month periods ended June 30, 2022 included approximately 124,000 and 138,000 of the Company's restricted stock awards that are deferred for issuance or were issued during the periods, respectively. The weighted average common shares outstanding for basic earnings per share for the three and six-month periods ended June 30, 2021 included approximately 1,000 and 10,000 of the Company's restricted stock awards that were issued during the periods, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the three and six-month periods ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss) attributable to American Shared Hospital Services	$497,000	$(87,000)	$766,000	$(58,000)

Weighted average common shares for basic earnings (loss) per share	6,203,000	5,802,000	6,187,000	5,801,000
Diluted effect of stock options and restricted stock awards	78,000	-	79,000	-
Weighted average common shares for diluted earnings (loss) per share	6,281,000	5,802,000	6,266,000	5,801,000

Basic earnings (loss) per share	$0.08	$(0.01)	$0.12	$(0.01)
Diluted earnings (loss) per share	$0.08	$(0.01)	$0.12	$(0.01)

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

Stock-based compensation expense associated with the Company’s stock options to employees is calculated using the Black-Scholes valuation model. The Company’s stock awards have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates. The estimated fair value of the Company’s option grants is estimated using assumptions for expected life, volatility, dividend yield, and risk-free interest rate which are specific to each award. The estimated fair value of the Company’s options is expensed over the period during which an employee is required to provide service in exchange for the award (requisite service period), usually the vesting period. Accordingly, stock-based compensation cost before income tax effect for the Company’s options and restricted stock awards in the amount of $72,000 and $159,000 for the three and six-month periods ended June 30, 2022, respectively, and $96,000 and $203,000 in the same periods of the prior year, respectively, is reflected in selling and administrative expense in the condensed consolidated statements of operations. At June 30, 2022, there was approximately $10,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. This cost is expected to be recognized over a period of approximately three years.

The following table summarizes stock option activity for the six-month periods ended June 30, 2022 and 2021:

	Stock Options	Grant Date Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Intrinsic Value
Outstanding at January 1, 2022	67,000	$2.72	3.33	$-
Exercised	(2,000)	$2.70	-	$-
Forfeited	(7,000)	$2.58	-	$-
Outstanding at June 30, 2022	58,000	$2.74	3.29	$3,000
Exercisable at June 30, 2022	50,000	$2.74	2.99	$-

Outstanding at January 1, 2021	417,000	$2.79	1.61	$2,000
Granted	6,000	$2.92	7.00	$-
Exercised	(22,000)	$2.65	-	$-
Forfeited	(7,000)	$2.51	-	$-
Outstanding at June 30, 2021	394,000	$2.80	1.16	$15,000
Exercisable at June 30, 2021	383,000	$2.80	1.02	$-

Note 8.    Income Taxes

The Company generally calculates its effective income tax rate at the end of an interim period using an estimate of the annualized effective income tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate of the annualized effective income tax rate cannot be made, the Company computes its provision for income taxes using the actual effective income tax rate for the results of operations reported within the year-to-date periods. The Company’s effective income tax rate is highly influenced by relative income or losses reported and the amount of the nondeductible stock-based compensation associated with grants of its common stock options and from the results of foreign operations. A small change in estimated annual pretax income can produce a significant variance in the annualized effective income tax rate given the expected amount of these items. As a result, the Company has computed its provision for income taxes for the three and six-month periods ended June 30, 2022 and 2021 by applying the actual effective tax rates to income or reported within the condensed consolidated financial statements through those periods.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report to the Securities and Exchange Commission may be deemed to contain certain forward-looking statements with respect to the financial condition, results of operations and future plans of American Shared Hospital Services (including statements regarding the expected continued treatment growth of the Company’s MEVION S250 system, the expansion of the Company’s PBRT business, the timing and expansion of treatments by new Gamma Knife systems, the Company's expansion into new markets and the Company’s acquisitions and potential market segments for its services, which involve risks and uncertainties including, but not limited to, the risks of economic and market conditions, the risks of variability of financial results between quarters, the risks of the Gamma Knife and radiation therapy businesses, the risks of developing The Operating Room for the 21st Century program, the risks of changes to CMS reimbursement rates or reimbursement methodology, the risks of the timing, financing, and operations of the Company’s PBRT business, the risks of the COVID-19 pandemic and its effect on the Company’s business operations and financial condition, the risk of expanding within or into new markets, and the risk that the integration or continued operation of acquired businesses could adversely affect financial results and the risk that current and future acquisitions may negatively affect the Company's financial position. Further information on potential factors that could affect the financial condition, results of operations and future plans of American Shared Hospital Services is included in the filings of the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and the definitive Proxy Statement for the Annual Meeting of Shareholders held on June 21, 2022.

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

For the three and six-month periods ended June 30, 2022, Gamma Knife volumes continued to rebound to pre-pandemic levels. Excluding the two customer contracts that expired in the first and fourth quarters of 2021, procedure volumes decreased 6% and 2% for the three and six-month periods ended June 30, 2022 compared to the same periods in the prior year, respectively. This decrease was due to normal, cyclical fluctuations and the Company does not anticipate a significant impact on domestic Gamma Knife volumes from the COVID-19 pandemic going forward. The Company’s PBRT business was impacted by COVID-19, and other factors, during 2021 as treatment volumes continued to lag from pre-pandemic levels. However, for the three and six-month periods ended June 30, 2022, the Company’s PBRT site also returned to pre-pandemic levels.  The Company’s stand-alone facilities in Peru and Ecuador have also begun to return to pre-pandemic levels for the three and six-month periods ended June 30, 2022 and the Company expects this trend to continue through 2022.

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

Application of Critical Accounting Policies

The Company’s condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles and follow general practices within the industry in which it operates. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the condensed consolidated financial statements; accordingly, as this information changes, the condensed consolidated financial statements could reflect different estimates, assumptions and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported.

The most significant accounting policies followed by the Company are presented in Note 2 to the consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2021. These policies along with the disclosures presented in the other condensed consolidated financial statement notes and, in this discussion, and analysis, provide information on how significant assets and liabilities are valued in the condensed consolidated financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts, and the methods, assumptions and estimates underlying those amounts, management has identified revenue recognition and costs of sales for turn-key and revenue sharing arrangements, and the carrying value of property and equipment and useful lives, and as such the aforementioned could be most subject to revision as new information becomes available. The following are our critical accounting policies in which management’s estimates, assumptions and judgments most directly and materially affect the condensed consolidated financial statements:

Revenue Recognition

The Company recognizes revenues under ASC 842 and ASC 606. The Company had twelve domestic Gamma Knife units, two international Gamma Knife units, and one PBRT system, and thirteen domestic Gamma Knife units, two international Gamma Knife units, and one PBRT system in operation in the United States as of June 30, 2022 and 2021, respectively. Six of the Company’s twelve domestic Gamma Knife customers are under fee-per-use contracts, and six customers are under retail arrangements. The Company, through GKF, also owns and operates two single-unit, international Gamma Knife facilities in Lima, Peru and Guayaquil, Ecuador. These two units economically function similarly to the Company’s turn-key retail arrangements. The Company’s PBRT system at Orlando Health is also considered a retail arrangement.

Rental income from medical services – The Company recognizes revenues under ASC 842 when services have been rendered and collectability is reasonably assured, on either a fee per use or revenue sharing basis. The terms of the contracts do not contain any guaranteed minimum payments. The Company’s contracts are typically for a ten-year term and are classified as either fee per use or retail. Retail arrangements are further classified as either turn-key or revenue sharing. Revenues from fee per use contracts is determined by each hospital’s contracted rate. Revenues are recognized at the time the procedures are performed, based on each hospital’s contracted rate and the number of procedures performed. Under revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital. The amount the Company expects to receive is recorded as revenue and estimated based on historical experience. Revenue estimates are reviewed periodically and adjusted as necessary. Under turn-key arrangements, the Company receives payment from the hospital at an agreed upon percentage share of the hospital’s reimbursement from third party payors, and the Company is responsible for paying all the operating costs of the equipment. Operating costs are determined primarily based on historical treatment protocols and cost schedules with the hospital. The Company records an estimate of operating costs which are reviewed on a regular basis and adjusted as necessary to more accurately reflect the actual operating costs. For turn-key sites, the Company also shares a percentage of net operating profit. The Company records an estimate of net operating profit based on estimated revenues, less estimated operating costs. The operating costs and estimated net operating profit are recorded as other direct operating costs in the condensed consolidated statement of operations. For the three and six-month periods ended June 30, 2022 the Company recognized revenues of approximately $4,140,000 and $8,281,000 compared to $3,716,000 and $7,415,000 for the same periods in the prior year, respectively, under ASC 842.

Patient income – The Company has stand-alone facilities in Lima, Peru and Guayaquil, Ecuador, where a contract exists between the Company’s facilities and the individual patient treated at the facility. Under ASC 606, the Company acts as the principal in this transaction and provides, at a point in time, a single performance obligation, in the form of a Gamma Knife treatment. Revenue related to a Gamma Knife treatment is recognized on a gross basis at the time when the patient receives treatment. There is no variable consideration present in the Company’s performance obligation and the transaction price is agreed upon per the stated contractual rate. GKPeru’s payment terms are typically prepaid for self-pay patients and insurance provider payments are paid net 30 days. GKCE’s patient population is primarily covered by a government payor and payments are paid approximately 30 to 60 days upon invoice. The Company did not capitalize any incremental costs related to the fulfillment of its customer contracts. Accounts receivable earned by GKPeru were not significant as of June 30, 2022 and 2021. GKCE’s accounts receivable were $881,000 as of June 30, 2022 and not significant as of  June 30, 2021. For the three and six-month periods ended June 30, 2022 the Company recognized revenues of approximately $894,000 and $1,600,000 compared to $760,000 and $1,425,000 for the same periods in the prior year, respectively, under ASC 606.

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

As of  April 1, 2021, the Company reduced its estimate for salvage value for nine of its domestic Gamma Knife Perfexion units. The net effect of this change in estimate for the three and six-month periods ended June 30, 2022, was a decrease in net income of approximately $114,000 or $0.02 per diluted share and $228,000 or $0.04 per diluted share, respectively. The net effect of this change in estimate for the three and six-month periods ended June 30, 2021, was a decrease in net income of approximately $114,000 or $0.02 per diluted share. This change in estimate will also impact future periods.  See Note 2 - Property and Equipment to the condensed consolidated financial statements for further discussion on salvage value.

Second Quarter 2022 Results

Revenues increased by $558,000 and $1,041,000 to$5,034,000 and $9,881,000 for the three and six-month periods ended June 30, 2022 compared to $4,476,000 and $8,840,000 for the same periods in the prior year, respectively.

Revenues generated from the Company’s PBRT system increased by $759,000 and $1,267,000 to $2,308,000 and $4,347,000 for the three and six-month periods ended June 30, 2022 compared to $1,549,000 and $3,080,000 for the same periods in the prior year, respectively. The increase in PBRT revenues for the three and six-month periods ended June 30, 2022 was due to increased volumes and higher average reimbursement for the periods.

The number of PBRT fractions increased by 215 and 612 to 1,324 and 2,952 for the three and six-month periods ended June 30, 2022 compared to 1,109 and 2,340 for the same periods in the prior year, respectively. The increase in PBRT volume for the three and six-month periods ended June 30, 2022 was primarily due to the impact from the COVID-19 pandemic and down-time for repair of system components in the prior year.

Gamma Knife revenues decreased $201,000 and $285,000 to $2,726,000 and $5,534,000 for the three and six-month periods ended June 30, 2022 compared to $2,927,000 and $5,819,000 for the same periods in the prior year, respectively. For the three and six-month periods ended June 30, 2022, the decrease in Gamma Knife revenue was due to a decrease in procedures, offset by an increase in average reimbursement.  The increase in average reimbursement was driven by an increase in the average rate at the Company’s retail sites caused by a favorable shift in payor mix to more commercial payors.

The number of Gamma Knife procedures decreased by 41 and 67 to 335 and 664 for the three and six-month periods ended June 30, 2022 compared to 376 and 731 for the same periods in the prior year, respectively. The decrease in Gamma Knife procedures for the three and six-month periods ended June 30, 2022 was partially due to the expiration of one contract in each of the first and fourth quarters of 2021.  Excluding the two Gamma Knife contracts that expired, Gamma Knife procedures for existing customer sites decreased by 20 and 14 for the three and six-month periods ended June 30, 2022 compared to the same periods of the prior year, respectively.  The decrease in Gamma Knife procedures for existing customer sites for the three and six-month periods ended June 30, 2022 was due to normal, cyclical fluctuations.

Total costs of revenue increased by $77,000 and decreased by $73,000 to $2,946,000 and $5,726,000 for the three and six-month periods ended June 30, 2022 compared to $2,869,000 and $5,799,000 for the same periods in the prior year, respectively.

Maintenance and supplies and other direct operating costs, related party, increased by $90,000 and $127,000 to $741,000 and $1,450,000 for the three and six-month periods ended June 30, 2022 compared to $651,000 and $1,323,000 for the same periods in the prior year, respectively. The increase in maintenance and supplies and other direct operating costs, related party, for the three and six-month periods ended June 30, 2022 was primarily due to a maintenance contract for one of the Company’s Gamma Knife Icon upgrades which commenced in the fourth quarter of 2021 and maintenance contracts for existing domestic customers which commenced in January 2022.

Depreciation and amortization decreased by $88,000 and $99,000 to $1,156,000 and $2,343,000 for the three and six-month periods ended June 30, 2022 compared to $1,244,000 and $2,442,000 for the same periods in the prior year, respectively. The decrease in depreciation and amortization for the three and six-month periods ended June 30, 2022 was due to the expiration of one contract in each of the first and fourth quarters of 2021. As of  April 1, 2021, the Company reduced its estimate for salvage value for nine of its Gamma Knife units. The net effect of this change in estimate for the three and six-month periods ended June 30, 2022, was a decrease in net income of approximately $114,000 or $0.02 per diluted share and $228,000 or $0.04 per diluted share, respectively. The net effect of this change in estimate for the three and six-month periods ended June 30, 2021, was a decrease in net income of approximately $114,000 or $0.02 per diluted share. Salvage value is based on the estimated fair value of the equipment at the end of its useful life. This change in estimate will also impact future periods. The Company determines salvage value based on the estimated fair value of the equipment at the end of its useful life.

Other direct operating costs increased by $75,000 and decreased by $101,000 to $1,049,000 and $1,933,000 for the three and six-month periods ended June 30, 2022 compared to $974,000 and $2,034,000 for the same periods in the prior year, respectively. The increase for the three-month period ended June 30, 2022 was due to higher operating costs at the Company’s international sites driven by increased volumes. The decrease in other direct operating costs for the six-month period ended June 30, 2022 was primarily due to the expiration of one Gamma Knife contract in each of the first and fourth quarters of 2021.

Selling and administrative costs increased by $56,000 and $291,000 to $1,146,000 and $2,465,000 for the three and six-month periods ended June 30, 2022 compared to $1,090,000 and $2,174,000 for the same periods in the prior year, respectively. The increase for three and six-month periods ended June 30, 2022 was due to higher sales, legal and related fees associated with new business opportunities.

Interest expense decreased by $16,000 and $128,000 to $149,000 and $297,000 for the three and six-month periods ended June 30, 2022 compared to $165,000 and $425,000 for the same periods in the prior year, respectively. On April 9, 2021, the Company refinanced predominantly all of its existing debt and finance lease portfolio at a lower effective interest rate compared to the Company’s historic portfolio rate, reducing interest expense.

The Company recorded a loss on the extinguishment of debt of $401,000 for the three and six-month periods ended June 30, 2021. On April 9, 2021, the Company refinanced the majority of its existing debt and finance lease portfolio with a new lender.  The prepayment penalties charged by the existing lenders of $401,000 was recorded as a loss on extinguishment during the three-month period ended June 30, 2021.

Income tax expense increased by $272,000 and $472,000 to $248,000 and $454,000 for the three and six-month periods ended June 30, 2022 compared to an income tax benefit of $24,000 and $18,000 for the same periods in the prior year, respectively. The increase in income tax expense for the three and six-month periods ended June 30, 2022 was due to higher earnings during the current period, return-to-provision adjustments arising from foreign tax returns filed during the current period, as well as permanent domestic tax differences expected to continue through year-end.

Net income attributable to non-controlling interest decreased by $17,000 and increased by $50,000 to net income of $43,000 and $168,000 for the three and six-month periods ended June 30, 2022 compared to $60,000 and $118,000 for the same periods in the prior year, respectively. Net income attributable to non-controlling interests represents net income earned by the 19% non-controlling interest in GKF, and net income of the non-controlling interests in various subsidiaries controlled by GKF. The decrease or increase in net income attributable to non-controlling interests reflects the relative profitability of GKF.

Net income increased by $584,000 and $824,000 to net income of $497,000, or $0.08 per diluted shared and net income of $766,000, or $0.12 per diluted share for the three and six-month periods ended June 30, 2022 compared to a net loss of $87,000, or $0.01 per diluted share and a net loss of $58,000 or $0.01 per diluted share for the same periods in the prior year. Net income increased for the three and six-month periods ended June 30, 2022 primarily due to increased revenues and the loss on extinguishment of debt recorded in the prior year.

Based on the guidance provided in accordance with ASC 280, the Company determined it has two reportable segments, domestic and international. See Note 1 - Basis of Presentation to the condensed consolidated financial statements for additional information. The Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects activity for both segments and specifically addresses a segment when appropriate to the discussion.

Liquidity and Capital Resources

The Company’s primary liquidity needs are to fund capital expenditures as well as support working capital requirements. In general, the Company’s principal sources of liquidity are cash and cash equivalents on hand and a $7,000,000 revolving line of credit. As of June 30, 2022, the Company has not drawn on its line of credit. The Company had cash, cash equivalents and restricted cash of $11,967,000 at June 30, 2022 compared to $8,263,000 at December 31, 2021. The Company’s cash position increased by $3,704,000 due to cash from operating activities of $4,092,000 and cash from options exercised of $5,000, offset by payment for the purchase of property and equipment of $96,000 and payments on long-term debt of $297,000. The Company’s expected primary cash needs on both a short and long-term basis are for capital expenditures, business expansion, working capital, and other general corporate purposes. The Company has scheduled interest and principal payments under its debt obligations of approximately $2,235,000 during the next 12 months.

Working Capital

The Company had working capital at June 30, 2022 of $12,210,000 compared to $9,196,000 at December 31, 2021. The $3,014,000 increase in net working capital was primarily due an increase in cash and a decrease in current liabilities. The Company believes that its cash on hand, cash flow from operations, and other cash resources are adequate to meet its scheduled debt obligations and working capital requirements during the next 12 months. See additional discussion below related to commitments.

The Company, in the past, has secured financing for its Gamma Knife and radiation therapy units. The Company has secured financing for its projects from several lenders and anticipates that it will be able to secure financing on future projects from these or other lending sources, but there can be no assurance that financing will continue to be available on acceptable terms.

Long-Term Debt

Prior to April 2021, GKF generally financed its U.S. Gamma Knife units, upgrades and additions with loans or finance leases from various finance companies for typically 100% of the cost of each Gamma Knife, plus any sales tax, customs, and duties. On April 9, 2021, the Company and certain of its domestic subsidiaries entered into a five year $22,000,000 credit agreement with Fifth Third Bank, N.A., which refinanced its existing domestic Gamma Knife portfolio.  The lease financing previously obtained by Orlando was also refinanced as long-term debt by the Credit Agreement. The Credit Agreement includes a $7,000,000 revolving line of credit that the Company has not drawn on as of June 30, 2022. The Credit Agreement is 48% amortized over a 58-month period with a balloon payment upon maturity and is secured by a lien on substantially all of the assets of the Company and certain of its domestic subsidiaries. The Company’s Gamma Knife unit in Ecuador is financed with DFC.

As of December 31, 2021, LIBOR will no longer be used to price new loans, but 1-month, 3-month, 6-month and 12-month maturities will continue to be published through 2023. At that time, the Company will work with Fifth Third Bank to determine an alternative base rate. The Revolving Line is charged an unused line fee of 0.25% per annum. The Term Loan and DDTL have interest and principal payments due quarterly. Principal amortization on an annual basis for the Term Loan and DDTL equates to 48% of the original principal loan commitments in years one through five and an end of term payment of the remaining principal balance. See Note 3 - Long Term Debt Financing to the condensed consolidated financial statements for additional information.

Commitments

On December 20, 2018, the Company signed Second Amendments to two System Build Agreements for the Company’s second and third Mevion PBRT units. The Company and Mevion have agreed to upgrade the second and third PBRT units for which the Company has purchase commitments. The Company is actively seeking sites for these units but, to date, has not entered into agreements with any party for either placement of a PBRT unit or the related financing. The Company projects that it will be required to commence delivery of the second and third PBRT units no later than 2023. In the event the Company is unable to enter into customer agreements within the requisite time frame or receive an extension from Mevion, the Company could forfeit its deposits. As of June 30, 2022, the Company had commitments, after deposits, to purchase two MEVION S250i PBRT systems for $34,000,000.

As of June 30, 2022, the Company had commitments to install four Leksell Gamma Knife Icon Systems (“Icon”) and four Gamma Plan workstations at existing customer sites, and purchase three Linear Accelerator (“LINAC”) systems. Two LINACS will be placed at existing customer sites and one LINAC system will be placed at the Company’s new site in Puebla, Mexico, which is expected to begin operations in late 2022 or early 2023. The Company also has a commitment to upgrade the Gamma Knife unit at its stand-alone facility in Ecuador to an Icon. The remaining Icon upgrades and LINAC purchases are scheduled to occur between 2023 and 2024. The Company expects to upgrade the equipment in Ecuador in the latter part of 2022. The Company has a commitment from DFC to finance this upgrade. Total Gamma Knife and LINAC commitments as of June 30, 2022 were $14,288,000. It is the Company’s intent to finance these commitments. There are no significant cash requirements, pending financing, for these commitments in the next 12 months. There can be no assurance that financing will be available for the Company’s current or future projects, or at terms that are acceptable to the Company.  However, the Company currently has cash on hand of $11,967,000 and a line of credit of $7,000,000 to fund these projects.

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

As of June 30, 2022, the Company had commitments to service and maintain its Gamma Knife and PBRT equipment. The service commitments are carried out via contracts with Mevion, Elekta and Mobius Imaging, LLC. In addition, in April 2019, the Company signed agreements to service the Icon upgrades which will be installed at various dates between 2023 and 2024. The Company’s commitments to purchase two LINAC systems also include a 9-year and 5-year agreement to service the equipment, respectively. Total service commitments as of June 30, 2022 were $9,138,000. The Gamma Knife and certain other service contracts are paid monthly, as service is performed. The Company believes that cash flow from cash on hand and operations will be sufficient to cover these payments.

Related Party Transactions

The Company’s Gamma Knife business is operated through its 81% indirect interest in its GKF subsidiary. The remaining 19% of GKF is owned by a wholly owned U.S. subsidiary of Elekta, which is the manufacturer of the Gamma Knife. Since the Company purchases its Gamma Knife units from Elekta, there are significant related party transactions with Elekta such as equipment purchases, commitments to purchase and service equipment, and costs to maintain the equipment. For the three and six-month periods ended June 30, 2022, related party transactions for equipment purchases and de-install costs were $131,000 and $1,363,000, respectively, and costs incurred to maintain equipment were $279,000 and $548,000, respectively. For the three and six-month periods ended June 30, 2021, related party transactions for equipment purchases and de-install costs were $0 and $1,519,000, respectively, and costs incurred to maintain equipment were $220,000 and $468,000, respectively. The Company also had commitments to purchase one Icon, install four Icon upgrades, purchase 4 Gamma Plan workstations and service the related equipment of $7,759,000 as of  June 30, 2022 and commitments to purchase one Icon, install four Icon upgrades and service the related equipment of $6,624,000 as of  December 31, 2021.  At June 30, 2022, the Company owed Elekta approximately $850,000 for software, contract maintenance, and de-install costs.  At December 31, 2021, the Company owed Elekta approximately $1,992,000 for the Cobalt-60 reload completed in the fourth quarter, software, contract maintenance, and de-install costs. The Company believes that all its transactions with Elekta are arm’s-length transactions.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage or prepayment features. The Company does not have affiliation with partnerships, trusts or other entities whose purpose is to facilitate off-balance sheet financial transactions or similar arrangements, and therefore has no exposure to the financing, liquidity, market or credit risks associated with such entities. At June 30, 2022, the Company had no significant long-term, market-sensitive investments.

Item 4.    Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and our president and chief operating and financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the company and its subsidiaries is communicated to the chief executive officer and the chief financial officer. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the chief executive officer and the chief financial officer, and recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

There were no changes in our internal control over financial reporting during the six-month period ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibit Index

Incorporated by reference herein
Exhibit Number		Description	Form	Exhibit	Date
3.2	*	Amended and Restated Bylaws as amended to date
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14a/15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14a/15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	ǂ	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline Instance XBRL contained in Exhibit 101

	*	Filed herewith.
	ǂ	Furnished herewith.
	#	Portions of this exhibit (indicated therein by asterisks) have been omitted for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SHARED HOSPITAL SERVICES

Registrant

Date:	August 12, 2022	/s/ Raymond C. Stachowiak
Raymond C. Stachowiak
Chief Executive Officer

Date:	August 12, 2022	/s/ Craig K. Tagawa
Craig K. Tagawa
President, Chief Operating and Financial Officer