Form 10-Q/A
period 2022-06-30
AMERICAN SHARED HOSPITAL SERVICES
filed 2022-08-15
CIK 744825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

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

Explanatory Note

The purpose of this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2022, filed with the Securities and Exchange Commission on August 15, 2022 (the “Original Filing”), is solely to correct signature dates on Exhibits 31.1, 31.2, and 32.

This Amendment is limited in scope to the items identified above. This Amendment does not reflect events occurring after the filing of the Original Filing and no revisions are being made to the Company’s financial statements or disclosures pursuant to this Amendment.

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

AMERICAN SHARED HOSPITAL SERVICES

Registrant

Date:	August 15, 2022	/s/ Raymond C. Stachowiak
Raymond C. Stachowiak
Chief Executive Officer

Date:	August 15, 2022	/s/ Craig K. Tagawa
Craig K. Tagawa
President, Chief Operating and Financial Officer