Form 10-Q
period 2022-09-30
AMERICAN SHARED HOSPITAL SERVICES
filed 2022-11-10
CIK 744825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022 or

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

As of November 9, 2022, there were outstanding 6,153,000 shares of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS	September 30, 2022	December 31, 2021
Current assets:
Cash and cash equivalents	$11,546,000	$8,145,000
Restricted cash	118,000	118,000
Accounts receivable, net of allowance for doubtful accounts of $100,000 at September 30, 2022 and $100,000 at December 31, 2021	3,550,000	4,211,000
Other receivables	582,000	613,000
Prepaid maintenance	804,000	1,174,000
Prepaid expenses and other current assets	228,000	826,000

Total current assets	16,828,000	15,087,000

Property and equipment, net	24,729,000	28,254,000
Land	19,000	19,000
Goodwill	1,265,000	1,265,000
Right of use assets	402,000	654,000
Intangible asset	78,000	78,000
Other assets	88,000	73,000

Total assets	$43,409,000	$45,430,000

LIABILITIES AND SHAREHOLDERS' EQUITY	September 30, 2022	December 31, 2021
Current liabilities:
Accounts payable	$270,000	$318,000
Employee compensation and benefits	411,000	423,000
Other accrued liabilities	1,122,000	1,505,000
Related party liabilities	418,000	1,342,000
Asset retirement obligations, related party (includes $107,000 non-related party at December 31, 2021)	330,000	757,000
Income taxes payable	96,000	96,000
Current portion of lease liabilities	355,000	369,000
Current portion of long-term debt, net	1,262,000	1,081,000

Total current liabilities	4,264,000	5,891,000

Long-term lease liabilities, less current portion	93,000	359,000
Long-term debt, net, less current portion	12,616,000	14,323,000
Deferred revenue, less current portion	88,000	140,000
Deferred income taxes	921,000	478,000

Total liabilities	17,982,000	21,191,000

Commitments (see Note 9)

Shareholders' equity:
Common stock, no par value (10,000,000 shares authorized; 6,153,000 and 6,049,000 shares issued and outstanding at September 30, 2022 and at December 31, 2021)	10,763,000	10,758,000
Additional paid-in capital	7,679,000	7,444,000
Retained earnings	2,773,000	1,691,000
Total equity-American Shared Hospital Services	21,215,000	19,893,000
Non-controlling interests in subsidiaries	4,212,000	4,346,000
Total shareholders' equity	25,427,000	24,239,000

Total liabilities and shareholders' equity	$43,409,000	$45,430,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenues:
Rental income from medical services	$4,101,000	$3,477,000	$12,382,000	$10,892,000
Patient income	727,000	622,000	2,327,000	2,047,000
	4,828,000	4,099,000	14,709,000	12,939,000
Costs of revenue:
Maintenance and supplies	472,000	436,000	1,374,000	1,291,000
Depreciation and amortization	1,171,000	1,224,000	3,514,000	3,666,000
Other direct operating costs	956,000	847,000	2,889,000	2,881,000
Other direct operating costs, related party	272,000	125,000	820,000	593,000
	2,871,000	2,632,000	8,597,000	8,431,000

Gross margin	1,957,000	1,467,000	6,112,000	4,508,000

Selling and administrative expense	1,260,000	1,119,000	3,725,000	3,293,000
Interest expense	249,000	162,000	546,000	587,000

Operating income	448,000	186,000	1,841,000	628,000

(Loss) on extinguishment of debt	-	-	-	(401,000)
Interest and other income (loss)	36,000	(1,000)	31,000	-
Income before income taxes	484,000	185,000	1,872,000	227,000
Income tax expense (benefit)	176,000	17,000	630,000	(1,000)
Net income	308,000	168,000	1,242,000	228,000
Less: Net loss (income) attributable to non-controlling interests	8,000	(135,000)	(160,000)	(253,000)
Net income (loss) attributable to American Shared Hospital Services	$316,000	$33,000	$1,082,000	$(25,000)

Net income (loss) per share:
Income (loss) per common share - basic	$0.05	$0.01	$0.17	$(0.00)
Income (loss) per common share - diluted	$0.05	$0.01	$0.17	$(0.00)

Weighted average common shares for basic earnings (loss) per share	6,234,000	6,103,000	6,223,000	5,824,000
Weighted average common shares for diluted earnings (loss) per share	6,273,000	6,123,000	6,261,000	5,824,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(Unaudited)

	FOR THE THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2022 AND 2021
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Sub-Total ASHS	Non-controlling Interests in Subsidiaries	Total

Balances at January 1, 2021	5,791,000	$10,753,000	$7,024,000	$1,497,000	$19,274,000	$4,376,000	$23,650,000
Stock-based compensation expense	10,000	-	107,000	-	107,000	-	107,000
Net income	-	-	-	29,000	29,000	58,000	87,000
Balances at March 31, 2021	5,801,000	10,753,000	7,131,000	1,526,000	19,410,000	4,434,000	23,844,000
Stock-based compensation expense	62,000	-	96,000	-	96,000	-	96,000
Options exercised	5,000	5,000	-	-	5,000	-	5,000
Cash distributions to non-controlling interests	-	-	-	-	-	(204,000)	(204,000)
Net (loss) income	-	-	-	(87,000)	(87,000)	60,000	(27,000)
Balances at June 30, 2021	5,868,000	10,758,000	7,227,000	1,439,000	19,424,000	4,290,000	23,714,000
Stock-based compensation expense	-	-	109,000	-	109,000	-	109,000
Cash distributions to non-controlling interests	-	-	-	-	-	(38,000)	(38,000)
Net income	-	-	-	33,000	33,000	135,000	168,000
Balances at September 30, 2021	5,868,000	$10,758,000	$7,336,000	$1,472,000	$19,566,000	$4,387,000	$23,953,000

Balances at January 1, 2022	6,049,000	$10,758,000	$7,444,000	$1,691,000	$19,893,000	$4,346,000	$24,239,000
Stock-based compensation expense	30,000	-	87,000	-	87,000	-	87,000
Net income	-	-	-	269,000	269,000	125,000	394,000
Balances at March 31, 2022	6,079,000	10,758,000	7,531,000	1,960,000	20,249,000	4,471,000	24,720,000
Stock-based compensation expense	31,000	-	72,000	-	72,000	-	72,000
Options exercised	2,000	5,000	-	-	5,000	-	5,000
Net income	-	-	-	497,000	497,000	43,000	540,000
Balances at June 30, 2022	6,112,000	10,763,000	7,603,000	2,457,000	20,823,000	4,514,000	25,337,000
Stock-based compensation expense	30,000	-	76,000	-	76,000	-	76,000
Vested restricted stock awards	11,000	-	-	-	-	-	-
Cash distributions to non-controlling interests	-	-	-	-	-	(294,000)	(294,000)
Net income (loss)	-	-	-	316,000	316,000	(8,000)	308,000
Balances at September 30, 2022	6,153,000	$10,763,000	$7,679,000	$2,773,000	$21,215,000	$4,212,000	$25,427,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net income	$1,242,000	$228,000
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization, and other	3,557,000	3,750,000
Amortization of debt issuance costs	65,000	39,000
Loss on extinguishment of debt	-	401,000
Non cash lease expense	252,000	226,000
Deferred income taxes	443,000	(46,000)
Stock-based compensation expense	235,000	312,000
Interest expense associated with lease liabilities	23,000	32,000
Changes in operating assets and liabilities:
Receivables	692,000	(529,000)
Prepaid expenses and other assets	998,000	39,000
Asset retirement obligations, related party	(427,000)	(618,000)
Related party liabilities	(924,000)	485,000
Accounts payable, accrued liabilities, and deferred revenue	(220,000)	(707,000)
Income taxes payable	-	(211,000)
Lease liabilities	(303,000)	(258,000)
Net cash provided by operating activities	5,633,000	3,143,000

Investing activities:
Payment for purchase of property and equipment	(332,000)	(347,000)
Net cash used in investing activities	(332,000)	(347,000)

Financing activities:
Principal payments on long-term debt	(1,602,000)	(3,497,000)
Principal payments on finance leases	-	(8,919,000)
Principal payments on short-term financing	-	(471,000)
Distributions to non-controlling interests	(294,000)	(242,000)
Proceeds from long-term debt financing, net of property and equipment acquired	-	13,897,000
Prepayment penalties	-	(401,000)
Debt issuance costs long-term debt	(9,000)	(325,000)
Proceeds from options exercised	5,000	5,000
Net cash (used in) provided by financing activities	(1,900,000)	47,000

Net change in cash, cash equivalents, and restricted cash	3,401,000	2,843,000

Cash, cash equivalents, and restricted cash at beginning of period	8,263,000	4,325,000

Cash, cash equivalents, and restricted cash at end of period	$11,664,000	$7,168,000

Supplemental cash flow disclosure
Cash paid during the period for:
Interest	$481,000	$587,000
Income taxes paid	$174,000	$597,000

Schedule of non-cash investing and financing activities
Acquisition of equipment with long-term debt financing	$-	$1,103,000

Detail of cash, cash equivalents and restricted cash at end of period
Cash and cash equivalents	$11,546,000	$7,050,000
Restricted cash	118,000	118,000
Cash, cash equivalents, and restricted cash at end of period	$11,664,000	$7,168,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.    Basis of Presentation

In the opinion of the management of American Shared Hospital Services (“ASHS”), the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for the fair presentation of ASHS consolidated financial position as of September 30, 2022, the results of its operations for the three and nine-month periods ended September 30, 2022 and 2021, and the cash flows for the nine-month periods ended September 30, 2022 and 2021. The results of operations for the three and nine-months ended September 30, 2022 are not necessarily indicative of results on an annualized basis. Consolidated balance sheet amounts as of December 31, 2021 have been derived from the audited consolidated financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021 included in ASHS Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

These condensed consolidated financial statements include the accounts of ASHS and its subsidiaries (the “Company”) as follows: ASHS wholly owns the subsidiaries American Shared Radiosurgery Services (“ASRS”), PBRT Orlando, LLC (“Orlando”), OR21, Inc., and MedLeader.com, Inc. (“MedLeader”); ASHS is the majority owner of Long Beach Equipment, LLC (“LBE”); ASRS is the majority-owner of GK Financing, LLC (“GKF”), which wholly owns the subsidiary Instituto de Gamma Knife del Pacifico S.A.C. (“GKPeru”) and HoldCo GKC S.A. (“HoldCo”). HoldCo wholly owns the subsidiary Gamma Knife Center Ecuador S.A. (“GKCE”). GKF is the majority owner of the subsidiaries Albuquerque GK Equipment, LLC (“AGKE”) and Jacksonville GK Equipment, LLC (“JGKE”).

The Company (through ASRS) and Elekta AB (“Elekta”), the manufacturer of the Gamma Knife (through its wholly-owned United States subsidiary, GKV Investments, Inc.), entered into an operating agreement and formed GKF. As of September 30, 2022, GKF provides Gamma Knife units to twelve medical centers in the United States in the states of California, Florida, Illinois, Indiana, Mississippi, Nebraska, New Mexico, New York, Ohio, Oregon, and Texas. GKF also owns and operates two single-unit Gamma Knife facilities in Lima, Peru and Guayaquil, Ecuador. The Company through its wholly-owned subsidiary, Orlando, provided proton beam radiation therapy (“PBRT”) and related equipment to a customer in the United States.

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

On  April 27, 2022, the Company signed a Joint Venture Agreement (the “Agreement”) with the principal owners of Guadalupe Amor Y Bien (“Guadalupe”) to establish a Mexican company (“Newco”) to treat public- and private-paying cancer patients. The Company and Guadalupe will hold 85% and 15% ownership interests, respectively, in Newco. Under the Agreement, the Company will be responsible for providing a linear accelerator upgrade to an Elekta Versa HD, and Guadalupe will be accountable for all site modification costs.

The Company continues to develop its design and business model for The Operating Room for the 21st CenturySM through its 50%-owned subsidiary OR21, LLC (“OR21 LLC”). The remaining 50% is owned by an architectural design company. OR21 LLC is not expected to generate significant revenue for at least the next two years.

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

Despite a decrease in volumes for the three and nine-month periods ended September 30, 2022 compared to the same periods in the prior year, domestic Gamma Knife volumes for existing customers rebounded to pre-pandemic levels.  This decrease in volume was due to normal, cyclical fluctuations and the Company does not anticipate a significant impact on domestic Gamma Knife volumes from the COVID-19 pandemic going forward. The Company’s stand-alone facilities in Peru and Ecuador have also begun to return to pre-pandemic levels for the three and nine-month periods ended September 30, 2022 and the Company expects this trend to continue through 2022. The Company’s PBRT business was impacted by COVID-19, and other factors, during 2021 as treatment volumes continued to lag from pre-pandemic levels. However, for the three and nine-month periods ended September 30, 2022, the Company’s PBRT site also returned to pre-pandemic levels. As the COVID-19 pandemic evolves and new strains of the virus develop, additional impacts may arise which may have a material impact on the Company’s future business.

Accounting pronouncements issued and not yet adopted - In  January 2021, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) (2021-01 Reference Rate Reform (Topic 848) (“ASU 2021-01”) which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in ASU 2021-01 apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2021-01 is effective any date from the beginning of an interim period that includes or is subsequent to  March 12, 2020, or on a prospective basis to new modifications. The Company is currently evaluating ASU 2021-01 to determine the impact it  may have on its consolidated financial statements. See Note 3 - Long-term debt for additional discussion on transition from LIBOR.

Revenue recognition - The Company recognizes revenues under ASC 842 Leases (“ASC 842”) and ASC 606 Revenue from Contracts with Customers (“ASC 606”).

Rental income from medical services – The Company recognizes revenues under ASC 842 when services have been rendered and collectability is reasonably assured, on either a fee per use or revenue sharing basis. The terms of the contracts do not contain any guaranteed minimum payments. The Company’s contracts are typically for a ten-year term and are classified as either fee per use or retail. Retail arrangements are further classified as either turn-key or revenue sharing. Revenues from fee per use contracts is determined by each hospital’s contracted rate. Revenues are recognized at the time the procedures are performed, based on each hospital’s contracted rate and the number of procedures performed. Under revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital. The amount the Company expects to receive is recorded as revenue and estimated based on historical experience. Revenue estimates are reviewed periodically and adjusted as necessary. Under turn-key arrangements, the Company receives payment from the hospital at an agreed upon percentage share of the hospital’s reimbursement from third party payors, and the Company is responsible for paying all the operating costs of the equipment. Operating costs are determined primarily based on historical treatment protocols and cost schedules with the hospital. The Company records an estimate of operating costs which are reviewed on a regular basis and adjusted as necessary to more accurately reflect the actual operating costs. For turn-key sites, the Company also shares a percentage of net operating profit. The Company records an estimate of net operating profit based on estimated revenues, less estimated operating costs. The operating costs and estimated net operating profit are recorded as other direct operating costs in the condensed consolidated statement of operations. For the three and nine-month periods ended September 30, 2022 the Company recognized revenues of approximately $4,101,000 and $12,382,000 compared to $3,477,000 and $10,892,000 for the same periods in the prior year, respectively, under ASC 842.

Patient income – The Company has stand-alone facilities in Lima, Peru and Guayaquil, Ecuador, where a contract exists between the Company’s facilities and the individual patient treated at the facility. Under ASC 606, the Company acts as the principal in this transaction and provides, at a point in time, a single performance obligation, in the form of a Gamma Knife treatment. Revenue related to a Gamma Knife treatment is recognized on a gross basis at the time when the patient receives treatment. There is no variable consideration present in the Company’s performance obligation and the transaction price is agreed upon per the stated contractual rate. GKPeru’s payment terms are typically prepaid for self-pay patients and insurance provider payments are paid net 30 days. GKCE’s patient population is primarily covered by a government payor and payments are paid approximately 30 to 60 days upon invoice. The Company did not capitalize any incremental costs related to the fulfillment of its customer contracts. Accounts receivable earned by GKPeru were not significant as of  September 30, 2022 and  December 31, 2021. GKCE’s accounts receivable were $1,046,000 as of September 30, 2022 and not significant as of  December 31, 2021. For the three and nine-month periods ended September 30, 2022 the Company recognized revenues of approximately $727,000 and $2,327,000 compared to $622,000 and $2,047,000 for the same periods in the prior year, respectively, under ASC 606.

Business segment information - Based on the guidance provided in accordance with ASC 280 Segment Reporting (“ASC 280”), the Company analyzed its subsidiaries which are all in the business of leasing radiosurgery and radiation therapy equipment to healthcare providers, and concluded there are two reportable segments, domestic and foreign. The Company provides Gamma Knife and PBRT equipment to thirteen hospitals in the United States and owns and operates two single-unit facilities in Lima, Peru and Guayaquil, Ecuador as of September 30, 2022. The Company determined two reportable segments existed due to similarities in economics of business operations and geographic location. The operating results of the two reportable segments are reviewed by the Company’s CEO and President, Chief Financial Officer, who are also deemed the Company’s Chief Operating Decision Makers.

The revenues and profit or loss, allocations for the Company’s two reportable segments for the three and nine-months ended September 30, 2022 and 2021 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Domestic	$4,101,000	$3,477,000	$12,382,000	$10,892,000
Foreign	727,000	622,000	2,327,000	2,047,000
Total	$4,828,000	$4,099,000	$14,709,000	$12,939,000

Net income (loss) attributable to American Shared Hospital Services
Domestic	$284,000	$34,000	$1,093,000	$(1,000)
Foreign	32,000	(1,000)	(11,000)	(24,000)
Total	$316,000	$33,000	$1,082,000	$(25,000)

Reclassification - Certain comparative balances as of and for the three and nine-month periods ended September 30, 2021 and the year ended  December 31, 2021 have been reclassified to make them consistent with the current year presentation.

Note 2.    Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation for Gamma Knife units and other equipment is determined using the straight-line method over the estimated useful lives of the assets, which for medical and office equipment is generally between three and ten years, and after accounting for salvage value on the equipment where indicated. Salvage value is based on the estimated fair value of the equipment at the end of its useful life. This change in estimate will also impact future periods. The Company determines salvage value based on the estimated fair value of the equipment at the end of its useful life.

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

The following table summarizes property and equipment as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021

Medical equipment and facilities	$73,679,000	$73,388,000
Office equipment	442,000	472,000
Construction in progress	92,000	91,000

	74,213,000	73,951,000
Accumulated depreciation	(49,484,000)	(45,697,000)

Net property and equipment	$24,729,000	$28,254,000

As of September 30, 2022, approximately $2,320,000 of the net property and equipment balance is outside of the United States.

Note 3.    Long-Term Debt Financing

On April 9, 2021 the Company along with certain of its domestic subsidiaries (collectively, the “Loan Parties”) entered into a five year $22,000,000 credit agreement with Fifth Third Bank, N.A. (the “Credit Agreement”). The Credit Agreement includes three loan facilities. The first loan facility is a $9,500,000 term loan (the “Term Loan”) of which $6,774,000 was used to refinance the domestic Gamma Knife debt and finance leases, and associated closing costs, $1,665,000 was used to finance two Gamma Knife reloads and to pay for the unload costs for two customer contracts in the second quarter of 2021, with the remaining $1,061,000 available for future projects. The second loan facility of $5,500,000 is a delayed draw term loan (the “DDTL”) of which $5,026,000 was used to refinance the Company's PBRT finance leases and associated closing costs, as well as to provide additional working capital. The third loan facility provides for a $7,000,000 revolving line of credit (the “Revolving Line”) available for future projects and general corporate purposes. The facilities have a five-year maturity and carry a floating interest of LIBOR plus 3.0% and are secured by a lien on substantially all of the assets of the Loan Parties and guaranteed by American Shared Hospital Services.  The long-term debt on the condensed consolidated balance sheets related to the Term Loan and DDTL was $13,000,000 and $14,437,000 as of September 30, 2022 and December 31, 2021, respectively.

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

The Credit Agreement contains customary covenants and representations, including without limitation, a minimum fixed charge coverage ratio of 1.25 and maximum funded debt to EBITDA ratio of 3.0 to 1.0 (tested on a trailing twelve-month basis at the end of each fiscal quarter), reporting obligations, limitations on dispositions, changes in ownership, mergers and acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and capital expenditures. The Loan Parties are in compliance with the Credit Agreement covenants as of  September 30, 2022.

The loan entered into with United States International Development Finance Corporation (“DFC”) in connection with the acquisition of GKCE in June 2020 (the “DFC Loan”) was obtained through the Company’s wholly-owned subsidiary, HoldCo and is guaranteed by GKF. The DFC Loan is secured by a lien on GKCE’s assets. The amount outstanding under the DFC Loan is payable in 29 quarterly installments with a fixed interest rate of 3.67%. The Company’s loan with DFC also contains customary covenants and representations, which the Company is in compliance with as of  September 30, 2022.  The long-term debt on the condensed consolidated balance sheets related to the DFC loan was $1,096,000 and $1,261,000 as of September 30, 2022 and December 31, 2021, respectively.

As of September 30, 2022, long-term debt on the condensed consolidated balance sheets was $13,878,000. The following are contractual maturities of long-term debt as of  September 30, 2022, excluding deferred issuance costs of $218,000:

Year ending December 31,	Principal
2022 (excluding the nine-months ended September 30, 2022)	$55,000
2023	1,719,000
2024	2,094,000
2025	2,469,000
2026	7,595,000
Thereafter	164,000
$14,096,000

Note 4.    Other Accrued Liabilities

Other accrued liabilities consist of the following as of  September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Equipment maintenance and upgrades	$—	$367,000
Insurance	-	340,000
Professional services	116,000	90,000
Operating costs	702,000	397,000
Other	304,000	311,000
Total other accrued liabilities	$1,122,000	$1,505,000

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

On  November 3, 2021, the Company entered into an agreement to sublease (the “Sublease”) its corporate office located at Two Embarcadero Center, Suite 410, San Francisco, California, where it leases approximately 3,253 square feet for $22,011 per month with a lease expiration date in  August 2023. The Sublease is for $15,723 per month through the existing contract expiration date. The Company also entered into a lease (the “Lease”) agreement for new corporate office space at 601 Montgomery, Suite 1112, San Francisco, CA for approximately 900 square feet for $4,425 per month with a lease expiration date in  November 2024.  The Company assessed the Lease under ASC 842 and concluded the Lease should be classified as an operating lease. The Company recorded $151,000 right-of-use (“ROU”) asset, other current liabilities and lease liabilities on the condensed consolidated balance sheets related to the Lease as of  December 1, 2021, the effective date of the Lease.  The Company assessed the Sublease under ASC 842 and ASC 360 Property and Equipment (“ASC 360”) and concluded the ROU asset for the corporate offices at Two Embarcadero Center was impaired.  The Company recorded an impairment loss on the Sublease of $77,000 as of  December 1, 2021.

The Company’s lessee operating leases are accounted for as right-of-use (“ROU”) assets, other current liabilities, and lease liabilities on the condensed consolidated balance sheets. Operating lease ROU assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company’s operating lease contracts do not provide an implicit rate for calculating the present value of future lease payments. The Company determined its incremental borrowing rate, to be in the range of approximately 4.0% and 6.0%, by using available market rates and expected lease terms. The operating lease ROU assets and liabilities include any lease payments made and there were no lease incentives or initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company’s lessee operating lease agreements are for administrative office space and related equipment, and the agreement to lease clinic space for its stand-alone facility in Lima, Peru. These leases have remaining lease terms between 2 and 3 years, some of which include options to renew or extend the lease. As of September 30, 2022, operating ROU assets, net of impairment were $402,000, and lease liabilities were $448,000.

The following table summarizes maturities of lessee operating lease liabilities as of September 30, 2022:

Year ending December 31,	Operating Leases

2022 (excluding the nine-months ended September 30, 2022)	$103,000
2023	302,000
2024	58,000

Total lease payments	463,000
Less imputed interest	(15,000)
Total	$448,000

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Lease cost
Operating lease cost, net of impairment	$102,000	$87,000	$303,000	$258,000
Sublease income	(43,000)	-	(129,000)	-
Total lease cost	$59,000	$87,000	$174,000	$258,000

Other information
Cash paid for amounts included in the measurement of lease liabilities - Operating leases	$102,000	$87,000	$303,000	$258,000
Weighted-average remaining lease term - Operating leases in years	1.30	1.99	1.30	1.99
Weighted-average discount rate - Operating leases	5.71%	6.15%	5.71%	6.15%

Note 6.    Per Share Amounts

Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding. Based on the guidance provided in accordance with ASC 260 Earnings Per Share (“ASC 260”), potentially dilutive common stock equivalents, such as diluted stock options, are not considered when their inclusion in reporting earnings per share would be dilutive to reported losses incurred per share. Because the Company reported a loss for the nine-month period ended  September 30, 2021, the potentially dilutive effects of approximately 48,000, of the Company’s stock options and 13,000 of the Company's unvested restricted stock awards were not considered for the reporting periods.

The computation for the three and nine-month periods ended September 30, 2022 excluded approximately 91,000 and 91,000, respectively, of the Company’s stock options because the exercise price of the options was higher than the average market price during the period. The computation for the three-month period ended  September 30, 2021 excluded approximately 346,000 of the Company’s stock options because the exercise price of the options was higher than the average market price during the period. The weighted average common shares outstanding for basic earnings per share for the three and nine-month periods ended September 30, 2022 included approximately 123,000 and 123,000, respectively, of the Company's restricted stock awards that are fully vested but are deferred for issuance. The weighted average common shares outstanding for basic earnings per share for the three-month period ended  September 30, 2021 included approximately 235,000 of the Company's restricted stock awards that are fully vested but are deferred for issuance.

The following table sets forth the computation of basic and diluted earnings per share for the three and nine-month periods ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss) attributable to American Shared Hospital Services	$316,000	$33,000	$1,082,000	$(25,000)

Weighted average common shares for basic earnings (loss) per share	6,234,000	6,103,000	6,223,000	5,824,000
Dilutive effect of stock options and restricted stock awards	39,000	20,000	38,000	-
Weighted average common shares for diluted earnings (loss) per share	6,273,000	6,123,000	6,261,000	5,824,000

Basic earnings (loss) per share	$0.05	$0.01	$0.17	$(0.00)
Diluted earnings (loss) per share	$0.05	$0.01	$0.17	$(0.00)

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

Stock-based compensation expense associated with the Company’s stock options to employees is calculated using the Black-Scholes valuation model. The Company’s stock awards have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates. The estimated fair value of the Company’s option grants is estimated using assumptions for expected life, volatility, dividend yield, and risk-free interest rate which are specific to each award. The estimated fair value of the Company’s options is expensed over the period during which an employee is required to provide service in exchange for the award (requisite service period), usually the vesting period. Accordingly, stock-based compensation cost before income tax effect for the Company’s options and restricted stock awards in the amount of $76,000 and $235,000 for the three and nine-month periods ended September 30, 2022, respectively, and $109,000 and $312,000 in the same periods of the prior year, respectively, is reflected in selling and administrative expense in the condensed consolidated statements of operations. At September 30, 2022, there was approximately $84,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. This cost is expected to be recognized over a period of approximately five years.

The following table summarizes stock option activity for the nine-month periods ended September 30, 2022 and 2021:

	Stock Options	Grant Date Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Intrinsic Value
Outstanding at January 1, 2022	67,000	$2.72	3.33	$-
Granted	50,000	$2.72	5.00	$-
Exercised	(2,000)	$2.70	-	$-
Forfeited	(7,000)	$2.58	-	$-
Outstanding at September 30, 2022	108,000	$2.73	4.85	$9,000
Exercisable at September 30, 2022	50,000	$2.74	2.74	$-

Outstanding at January 1, 2021	417,000	$2.79	1.61	$2,000
Granted	6,000	$2.92	7.00	$-
Exercised	(22,000)	$2.65	-	$-
Forfeited	(7,000)	$2.51	-	$-
Outstanding at September 30, 2021	394,000	$2.80	0.90	$17,000
Exercisable at September 30, 2021	383,000	$2.80	0.77	$-

Note 8.    Income Taxes

The Company generally calculates its effective income tax rate at the end of an interim period using an estimate of the annualized effective income tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate of the annualized effective income tax rate cannot be made, the Company computes its provision for income taxes using the actual effective income tax rate for the results of operations reported within the year-to-date periods. The Company’s effective income tax rate is highly influenced by relative income or losses reported and the amount of the nondeductible stock-based compensation associated with grants of its common stock options and from the results of foreign operations. A small change in estimated annual pretax income can produce a significant variance in the annualized effective income tax rate given the expected amount of these items. As a result, the Company has computed its provision for income taxes for the three and nine-month periods ended September 30, 2022 and 2021 by applying the actual effective tax rates to income or reported within the condensed consolidated financial statements through those periods.

Note 9.    Commitments

On December 20, 2018, the Company signed Second Amendments to two System Build Agreements for the Company’s second and third Mevion PBRT units. The Company and Mevion Medical Systems Inc. (“Mevion”) have agreed to upgrade the second and third PBRT units for which the Company has purchase commitments. The Company is actively seeking sites for these units but, to date, has not entered into agreements with any party for either placement of a PBRT unit or the related financing. The Company projects that it will be required to commence delivery of the second and third PBRT units no later than 2023. In the event the Company is unable to enter into customer agreements within the requisite time frame or receive an extension from Mevion, the Company could forfeit its deposits. During the year-ended  December 31, 2020, the Company impaired these deposits and wrote-off the deposits and related capitalized interest. As of September 30, 2022, the Company had commitments, after deposits, to purchase two MEVION S250i PBRT systems for $34,000,000.

As of September 30, 2022, the Company had commitments to install  four Leksell Gamma Knife Icon Systems (“Icon”) and two Gamma Plan workstations at existing customer sites, and purchase three Linear Accelerator (“LINAC”) systems. Two LINACS will be placed at future customer sites and  one LINAC system will be placed at the Company’s new site in Puebla, Mexico, which is expected to begin operations in the first half of  2023, pending regulatory approval. The Company also has a commitment to upgrade the Gamma Knife unit at its stand-alone facility in Ecuador to an Icon. The remaining Icon upgrades and LINAC purchases are scheduled to occur between 2023 and 2024. The Company expects to upgrade the equipment in Ecuador in first half of 2023, pending regulatory approval. The Company has a commitment from DFC to finance this upgrade. Total Gamma Knife and LINAC commitments as of September 30, 2022 were $13,243,000. It is the Company’s intent to finance these commitments. There are no significant cash requirements, pending financing, for these commitments in the next 12 months. There can be no assurance that financing will be available for the Company’s current or future projects, or at terms that are acceptable to the Company.  However, the Company currently has cash on hand of $11,664,000 and a line of credit of $7,000,000 to fund these projects.

On September 4, 2022, the Company entered into a Maintenance and Support Agreement (the “Mevion Service Agreement”), which provides for maintenance and support of the Company’s PBRT unit at Orlando Health from September 2022 through April 2026.  The agreement requires an annual prepayment of $1,800,000 for the current contractual period ( one year). This payment portion was recorded as a prepaid contract and will be amortized over the one-year service period.

As of September 30, 2022 , the Company had commitments to service and maintain its Gamma Knife and PBRT equipment. The service commitments are carried out via contracts with Mevion, Elekta and Mobius Imaging, LLC. In addition, in April 2019, the Company signed agreements to service the Icon upgrades which will be installed at various dates between 2023 and 2024. The Company’s commitments to purchase two LINAC systems also include a 9-year and 5-year agreement to service the equipment, respectively. Total service commitments as of September 30, 2022 were $17,166,000. The Gamma Knife and certain other service contracts are paid monthly, as service is performed. The Company believes that cash flow from cash on hand and operations will be sufficient to cover these payments.

Note 10.    Related Party Transactions

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

The following table summarizes related party activity for the three and nine-month periods ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Equipment purchases and de-install costs	$231,000	$97,000	$1,594,000	$1,616,000
Costs incurred to maintain equipment	272,000	125,000	820,000	593,000
Total related party transactions	$503,000	$222,000	$2,414,000	$2,209,000

The Company also had commitments to purchase one Icon, install four Icon upgrades, purchase two Gamma Plan workstations and service the related equipment of $10,551,000 as of   September 30, 2022 and commitments to purchase one Icon, install four Icon upgrades and service the related equipment of $6,624,000 as of   December 31, 2021.  At September 30, 2022, the Company owed Elekta approximately $748,000for software, contract maintenance, and de-install costs.  At December 31, 2021, the Company owed Elekta approximately $1,992,000 for the Cobalt-60 reload completed in the fourth quarter of 2021, software, contract maintenance, and de-install costs.

Related party liabilities consist of the following as of  September 30, 2022 and December 31, 2021

	September 30,	December 31,
	2022	2021
Commitments	$10,551,000	$6,624,000
Accounts payable and other accrued liabilities	$748,000	$1,992,000

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report to the SEC may be deemed to contain certain forward-looking statements with respect to the financial condition, results of operations and future plans of American Shared Hospital Services (including statements regarding the expected continued treatment growth of the Company’s MEVION S250 system, the expansion of the Company’s PBRT business, the timing and expansion of treatments by new Gamma Knife systems, the Company's expansion into new markets and the Company’s acquisitions and potential market segments for its services, which involve risks and uncertainties including, but not limited to, the risks of economic and market conditions, the risks of variability of financial results between quarters, the risks of the Gamma Knife and radiation therapy businesses, the risks of developing The Operating Room for the 21st Century program, the risks of changes to The Centers for Medicare and Medicaid (“CMS”) reimbursement rates or reimbursement methodology, the risks of the timing, financing, and operations of the Company’s PBRT business, the risks of the COVID-19 pandemic and its effect on the Company’s business operations and financial condition, the risk of expanding within or into new markets, and the risk that the integration or continued operation of acquired businesses could adversely affect financial results and the risk that current and future acquisitions may negatively affect the Company's financial position. Further information on potential factors that could affect the financial condition, results of operations and future plans of American Shared Hospital Services is included in the filings of the Company with the SEC, including the Company’s Quarterly Reports on Form 10-Q for the three-month periods ended March 31, 2022 and June 30, 2022 and the Annual Report on Form 10-K for the year ended December 31, 2021 and the definitive Proxy Statement for the Annual Meeting of Shareholders held on June 21, 2022.

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

Despite a decrease in volumes for the three and nine-month periods ended September 30, 2022 compared to the same periods in the prior year, domestic Gamma Knife  volumes for existing customers rebounded to pre-pandemic levels.  This decrease in volume was due to normal, cyclical fluctuations and the Company does not anticipate a significant impact on domestic Gamma Knife volumes from the COVID-19 pandemic going forward. The Company’s stand-alone facilities in Peru and Ecuador have also begun to return to pre-pandemic levels for the three and nine-month periods ended September 30, 2022 and the Company expects this trend to continue through 2022. The Company’s PBRT business was impacted by COVID-19, and other factors, during 2021 as treatment volumes continued to lag from pre-pandemic levels. However, for the three and nine-month periods ended September 30, 2022, the Company’s PBRT site also returned to pre-pandemic levels. As the COVID-19 pandemic evolves and new strains of the virus develop, additional impacts may arise which may have a material impact on the Company’s future business.

Reimbursement

CMS has established a 2022 delivery code reimbursement rate of approximately $7,943 ($7,773 in 2021) for a Medicare Gamma Knife treatment. The approximate CMS reimbursement rates for delivery of PBRT for a simple treatment without compensation for 2022 is $554 ($543 in 2021) and $1,321 ($1,298 in 2021) for simple with compensation, intermediate and complex treatments, respectively.

On September 18, 2020, CMS issued the final rule that would have implemented a new mandatory payment model for radiation oncology services: the Radiation Oncology Alternative Payment Method (“RO APM”). The RO APM, which was to be in effect for a five year period, has been delayed indefinitely. If the RO APM had not been delayed, it would have significantly altered CMS’ payment methodology from a fee for service paradigm to a set reimbursement by cancer type methodology for radiation services provided within a 90 day episode of care. Under the RO APM, hospital based and free-standing radiation therapy providers would have been required to participate in the model based on whether the radiation therapy provider is located within a randomly selected core-based statistical area. CMS projects that providers treating approximately 30% of radiation oncology patients would have been selected to participate in the RO APM. The remaining providers not included in the RO APM would have continued to receive reimbursement based on a fee-for-service methodology. The RO APM would have included but would not have been limited to PBRT and Gamma Knife services. Three of the Company's Gamma Knife centers were expected to be included in the RO APM. It was not anticipated that inclusion in the RO APM would have a significant impact on the Company's Gamma Knife revenues. The Company's PBRT center was not selected for inclusion in the RO APM. Medicare reimbursement in 2022 for the most commonly used PBRT delivery codes increased by approximately 1.8% and increased by approximately 2.2% for Gamma Knife.

On August 25, 2022, CMS published a final rule that delayed the start date of the RO APM to a date to be determined through future rulemaking and amended the definition of “model performance period” to provide that the start and end dates of the five-year model performance period will be established by CMS through future rulemaking. At this time, it is not clear if the RO APM will be implemented and, if it is implemented, the timing for implementation and in what form it will be implemented.  If a start date for the RO APM is proposed, CMS will provide at least six months’ notice in advance of the proposed start date, and the proposed start date will be subject to public comment.

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

Revenue Recognition

The Company recognizes revenues under ASC 842 and ASC 606. The Company had twelve domestic Gamma Knife units, two international Gamma Knife units, and one PBRT system, and thirteen domestic Gamma Knife units, two international Gamma Knife units, and one PBRT system in operation in the United States as of September 30, 2022 and 2021, respectively. Six of the Company’s twelve domestic Gamma Knife customers are under fee-per-use contracts, and six customers are under retail arrangements. The Company, through GKF, also owns and operates two single-unit, international Gamma Knife facilities in Lima, Peru and Guayaquil, Ecuador. These two units economically function similarly to the Company’s turn-key retail arrangements. The Company’s PBRT system at Orlando Health is also considered a retail arrangement.

Rental income from medical services – The Company recognizes revenues under ASC 842 when services have been rendered and collectability is reasonably assured, on either a fee per use or revenue sharing basis. The terms of the contracts do not contain any guaranteed minimum payments. The Company’s contracts are typically for a ten-year term and are classified as either fee per use or retail. Retail arrangements are further classified as either turn-key or revenue sharing. Revenues from fee per use contracts is determined by each hospital’s contracted rate. Revenues are recognized at the time the procedures are performed, based on each hospital’s contracted rate and the number of procedures performed. Under revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital. The amount the Company expects to receive is recorded as revenue and estimated based on historical experience. Revenue estimates are reviewed periodically and adjusted as necessary. Under turn-key arrangements, the Company receives payment from the hospital at an agreed upon percentage share of the hospital’s reimbursement from third party payors, and the Company is responsible for paying all the operating costs of the equipment. Operating costs are determined primarily based on historical treatment protocols and cost schedules with the hospital. The Company records an estimate of operating costs which are reviewed on a regular basis and adjusted as necessary to more accurately reflect the actual operating costs. For turn-key sites, the Company also shares a percentage of net operating profit. The Company records an estimate of net operating profit based on estimated revenues, less estimated operating costs. The operating costs and estimated net operating profit are recorded as other direct operating costs in the condensed consolidated statement of operations. For the three and nine-month periods ended September 30, 2022 the Company recognized revenues of approximately $4,101,000 and $12,382,000 compared to $3,477,000 and $10,892,000 for the same periods in the prior year, respectively, under ASC 842.

Patient income – The Company has stand-alone facilities in Lima, Peru and Guayaquil, Ecuador, where a contract exists between the Company’s facilities and the individual patient treated at the facility. Under ASC 606, the Company acts as the principal in this transaction and provides, at a point in time, a single performance obligation, in the form of a Gamma Knife treatment. Revenue related to a Gamma Knife treatment is recognized on a gross basis at the time when the patient receives treatment. There is no variable consideration present in the Company’s performance obligation and the transaction price is agreed upon per the stated contractual rate. GKPeru’s payment terms are typically prepaid for self-pay patients and insurance provider payments are paid net 30 days. GKCE’s patient population is primarily covered by a government payor and payments are paid approximately 30 to 60 days upon invoice. The Company did not capitalize any incremental costs related to the fulfillment of its customer contracts. Accounts receivable earned by GKPeru were not significant as of September 30, 2022 and December 31, 2021. GKCE’s accounts receivable were $1,046,000 as of September 30, 2022 and not significant as of December 31, 2021. For the three and nine-month periods ended September 30, 2022 the Company recognized revenues of approximately $727,000 and $2,327,000 compared to $622,000 and $2,047,000 for the same periods in the prior year, respectively, under ASC 606.

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

As of  April 1, 2021, the Company reduced its estimate for salvage value for nine of its domestic Gamma Knife Perfexion units. The net effect of this change in estimate for the three and nine-month periods ended September 30, 2022, was a decrease in net income of approximately $114,000 or $0.02 per diluted share and $342,000 or $0.05 per diluted share, respectively. The net effect of this change in estimate for the three and nine-month periods ended September 30, 2021, was a decrease in net income of approximately $114,000 or $0.02 per diluted share and $228,000 or $0.04 per diluted share, respectively. This change in estimate will also impact future periods.  See Note 2 - Property and Equipment to the condensed consolidated financial statements for further discussion on salvage value.

Third Quarter 2022 Results

Revenues increased by $729,000 and $1,770,000 to $4,828,000 and $14,709,000 for the three and nine-month periods ended September 30, 2022 compared to $4,099,000 and $12,939,000 for the same periods in the prior year, respectively.  Revenues from the Company’s domestic segment increased $624,000 and $1,490,000 to $4,101,000 and $12,382,000 for the three and nine-month periods ended September 30, 2022 compared to $3,477,000 and $10,892,000 for the same periods in the prior year, respectively.  Revenues from the Company’s international segment increased by $105,000 and $280,000 to $727,000 and $2,327,000 for the three and nine-month periods ended September 30, 2022 compared to $622,000 and $2,047,000 for the same periods in the prior year.

Revenues generated from the Company’s PBRT system increased by $1,065,000 and $2,333,000 to $2,358,000 and $6,705,000 for the three and nine-month periods ended September 30, 2022 compared to $1,293,000 and $4,372,000 for the same periods in the prior year, respectively. The increase in PBRT revenues for the three and nine-month periods ended September 30, 2022 was due to increased volumes and higher average reimbursement for the periods.

The number of PBRT fractions increased by 390 and 1,002 to 1,363 and 4,315 for the three and nine-month periods ended September 30, 2022 compared to 973 and 3,313 for the same periods in the prior year, respectively. The increase in PBRT volume for the three and nine-month periods ended September 30, 2022 was primarily due to the impact from the COVID-19 pandemic and down-time for repair of system components in the prior year.

Gamma Knife revenues decreased $336,000 and $622,000 to $2,470,000 and $8,004,000 for the three and nine-month periods ended September 30, 2022 compared to $2,806,000 and $8,626,000 for the same periods in the prior year, respectively. For the three and nine-month periods ended September 30, 2022, the decrease in Gamma Knife revenue was due to a decrease in procedures, offset by an increase in average reimbursement.  The increase in average reimbursement was driven by an increase in the average reimbursement rate at the Company’s retail sites caused by a favorable shift in payor mix from Medicare to more commercial payors.

The number of Gamma Knife procedures decreased by 43 and 110 to 293 and 957 for the three and nine-month periods ended September 30, 2022 compared to 336 and 1,067 for the same periods in the prior year, respectively. The decrease in Gamma Knife procedures for the three and nine-month periods ended September 30, 2022, was partially due to the expiration of one contract in each of the first and fourth quarters of 2021.  Excluding the two Gamma Knife contracts that expired, Gamma Knife procedures for existing customer sites decreased by 30 and 44 for the three and nine-month periods ended September 30, 2022 compared to the same periods of the prior year, respectively. The decrease in Gamma Knife procedures for existing customer sites for the three and nine-month periods ended September 30, 2022 was due to temporary staffing shortages at several of the Company’s domestic customers and normal, cyclical fluctuations.

Total costs of revenue increased by $239,000 and $166,000 to $2,871,000 and $8,597,000 for the three and nine-month periods ended September 30, 2022 compared to $2,632,000 and $8,431,000 for the same periods in the prior year, respectively.

Maintenance and supplies and other direct operating costs, related party, increased by $183,000 and $310,000 to $744,000 and $2,194,000 for the three and nine-month periods ended September 30, 2022 compared to $561,000 and $1,884,000 for the same periods in the prior year, respectively. The increase in maintenance and supplies and other direct operating costs, related party, for the three and nine-month periods ended September 30, 2022 was primarily due to a maintenance contract for one of the Company’s Gamma Knife Icon upgrades which commenced in the fourth quarter of 2021 and maintenance contracts for existing domestic customers which commenced in September 2021 and January 2022.

Depreciation and amortization decreased by $53,000 and $152,000 to $1,171,000 and $3,514,000 for the three and nine-month periods ended September 30, 2022 compared to $1,224,000 and $3,666,000 for the same periods in the prior year, respectively. The decrease in depreciation and amortization for the three and nine-month periods ended September 30, 2022 was due to the expiration of one contract in each of the first and fourth quarters of 2021, partially offset by the Company’s change in estimate for salvage value.  As of  April 1, 2021, the Company reduced its estimate for salvage value for nine of its Gamma Knife units. The net effect of this change in estimate for the three and nine-month periods ended September 30, 2022, was a decrease in net income of approximately $114,000 or $0.02 per diluted share and $342,000 or $0.05 per diluted share, respectively. The net effect of this change in estimate for the three and nine-month periods ended September 30, 2021, was a decrease in net income of approximately $114,000 or $0.02 per diluted share and $228,000 or $0.04 per diluted share, respectively. Salvage value is based on the estimated fair value of the equipment at the end of its useful life. This change in estimate will also impact future periods. The Company determines salvage value based on the estimated fair value of the equipment at the end of its useful life.

Other direct operating costs increased by $109,000 and $8,000 to $956,000 and $2,889,000 for the three and nine-month periods ended September 30, 2022 compared to $847,000 and $2,881,000 for the same periods in the prior year, respectively. Other direct operating costs for the Company’s domestic segment increased $67,000 and decreased $184,000 for the three and nine-month periods ended September 30, 2022. The increase for the Company’s domestic segment for the three-month period ended September 30, 2022 was due to higher marketing costs. The decrease for the Company’s domestic segment for the nine-month period ended September 30, 2022 was due to lower Gamma Knife volumes at the Company’s retail sites. Other direct operating costs for the Company’s international segment increased $42,000 and $192,000 for the three and nine-month periods ended September 30, 2022 .The increase for the international segment for the three and nine-month periods ended September 30, 2022 was due to increased Gamma Knife volumes.

Selling and administrative costs increased by $141,000 and $432,000 to $1,260,000 and $3,725,000 for the three and nine-month periods ended September 30, 2022 compared to $1,119,000 and $3,293,000 for the same periods in the prior year, respectively. The increase for three and nine-month periods ended September 30, 2022 was due to higher sales and related fees associated with new business opportunities.

Interest expense increased by $87,000 and decreased by $41,000 to $249,000 and $546,000 for the three and nine-month periods ended September 30, 2022 compared to $162,000 and $587,000 for the same periods in the prior year, respectively. On April 9, 2021, the Company refinanced predominantly all of its existing debt and finance lease portfolio at a lower effective interest rate compared to the Company’s historic portfolio rate, reducing interest expense.  The Term Loan and DDTL carry a floating interest rate of LIBOR plus 3.0%.  The increase for the three-month period ended September 30, 2022, is due to the increase in LIBOR compared to the same period of the prior year.  The decrease for nine-month period ended September 30, 2022, is due to the refinancing that took place on April 9, 2021.

The Company recorded a loss on the extinguishment of debt of $401,000 for the nine-months ended September 30, 2021. On April 9, 2021, the Company refinanced the majority of its existing debt and finance lease portfolio with a new lender.  The prepayment penalties charged by the existing lenders of $401,000 was recorded as a loss on extinguishment during the three-month period ended June 30, 2021.

Income tax expense increased by $159,000 and $631,000 to $176,000 and $630,000 for the three and nine-month periods ended September 30, 2022 compared to income tax expense of $17,000 and an income tax benefit of $1,000 for the same periods in the prior year, respectively. The increase in income tax expense for the three and nine-month periods ended September 30, 2022 was due to higher earnings during the current period, return-to-provision adjustments arising from foreign tax returns filed during the current period, as well as permanent domestic tax differences expected to continue through year-end.

Net income attributable to non-controlling interest decreased by $143,000 and $93,000 to a net loss of $8,000 and net income $160,000 for the three and nine-month periods ended September 30, 2022 compared to net income of $135,000 and $253,000 for the same periods in the prior year, respectively. Net income attributable to non-controlling interests represents net income earned by the 19% non-controlling interest in GKF, and net income of the non-controlling interests in various subsidiaries controlled by GKF. The decrease or increase in net income attributable to non-controlling interests reflects the relative profitability of GKF.

Net income increased by $283,000 and $1,107,000 to net income of $316,000, or $0.05 per diluted shared and net income of $1,082,000, or $0.17 per diluted share for the three and nine-month periods ended September 30, 2022 compared to net income of $33,000, or $0.01 per diluted share and a net loss of $25,000 or $0.00 per diluted share for the same periods in the prior year. Net income increased for the three and nine-month periods ended September 30, 2022 primarily due to increased revenues and the loss on extinguishment of debt recorded in the prior year.

Liquidity and Capital Resources

The Company’s primary liquidity needs are to fund capital expenditures as well as support working capital requirements. In general, the Company’s principal sources of liquidity are cash and cash equivalents on hand and a $7,000,000 revolving line of credit. As of September 30, 2022, the Company has not drawn on its line of credit. The Company had cash, cash equivalents and restricted cash of $11,664,000 at September 30, 2022 compared to $8,263,000 at December 31, 2021. The Company’s cash position increased by $3,401,000 during the first nine months of 2022 due to cash from operating activities of $5,633,000 and cash from options exercised of $5,000, offset by payment for the purchase of property and equipment of $332,000, payments on long-term debt of $1,602,000, debt issuance costs of $9,000 and distributions to non-controlling interests of $294,000. The Company’s expected primary cash needs on both a short and long-term basis are for capital expenditures, business expansion, working capital, and other general corporate purposes. The Company has scheduled interest and principal payments under its debt obligations of approximately $2,067,000 during the next 12 months.

Working Capital

The Company had working capital at September 30, 2022 of $12,564,000 compared to $9,196,000 at December 31, 2021. The $3,368,000 increase in net working capital was primarily due an increase in cash and a decrease in current liabilities. The Company believes that its cash on hand, cash flow from operations, and other cash resources are adequate to meet its scheduled debt obligations and working capital requirements during the next 12 months. See additional discussion below related to commitments. The Company, in the past, has secured financing for its Gamma Knife and radiation therapy units. The Company has secured financing for its projects from several lenders and anticipates that it will be able to secure financing on future projects from these or other lending sources, but there can be no assurance that financing will continue to be available on acceptable terms.

Long-Term Debt

Prior to April 2021, GKF generally financed its U.S. Gamma Knife units, upgrades and additions with loans or finance leases from various finance companies for typically 100% of the cost of each Gamma Knife, plus any sales tax, customs, and duties. On April 9, 2021, the Company and certain of its domestic subsidiaries entered into a five year $22,000,000 credit agreement with Fifth Third Bank, N.A., which refinanced its existing domestic Gamma Knife portfolio.  The lease financing previously obtained by Orlando was also refinanced as long-term debt by the Credit Agreement. The Credit Agreement includes the $7,000,000 Revolving Line that the Company has not drawn on as of September 30, 2022. The Credit Agreement is 48% amortized over a 58-month period with a balloon payment upon maturity and is secured by a lien on substantially all of the assets of the Company and certain of its domestic subsidiaries. The Company’s Gamma Knife unit in Ecuador is financed with DFC.

As of December 31, 2021, LIBOR will no longer be used to price new loans, but 1-month, 3-month, 6-month and 12-month maturities will continue to be published through 2023. At that time, the Company will work with Fifth Third Bank, N.A. to determine an alternative base rate. The Revolving Line is charged an unused line fee of 0.25% per annum. The Term Loan and DDTL have interest and principal payments due quarterly. Principal amortization on an annual basis for the Term Loan and DDTL equates to 48% of the original principal loan commitments in years one through five and an end of term payment of the remaining principal balance. See Note 3 - Long Term Debt Financing to the condensed consolidated financial statements for additional information.

Commitments

On December 20, 2018, the Company signed Second Amendments to two System Build Agreements for the Company’s second and third Mevion PBRT units. The Company and Mevion have agreed to upgrade the second and third PBRT units for which the Company has purchase commitments. The Company is actively seeking sites for these units but, to date, has not entered into agreements with any party for either placement of a PBRT unit or the related financing. The Company projects that it will be required to commence delivery of the second and third PBRT units no later than 2023. In the event the Company is unable to enter into customer agreements within the requisite time frame or receive an extension from Mevion, the Company could forfeit its deposits. During the year-ended December 31, 2020, the Company impaired these deposits and wrote-off the deposits and related capitalized interest. As of September 30, 2022, the Company had commitments, after deposits, to purchase two MEVION S250i PBRT systems for $34,000,000.

As of September 30, 2022, the Company had commitments to install four Leksell Gamma Knife Icon Systems (“Icon”) and two Gamma Plan workstations at existing customer sites, and purchase three Linear Accelerator (“LINAC”) systems. Two LINACS will be placed at future customer sites and one LINAC system will be placed at the Company’s new site in Puebla, Mexico, which is expected to begin operations in the first half of 2023, pending regulatory approval. The Company also has a commitment to upgrade the Gamma Knife unit at its stand-alone facility in Ecuador to an Icon. The remaining Icon upgrades and LINAC purchases are scheduled to occur between 2023 and 2024. The Company expects to upgrade the equipment in Ecuador in first half of 2023, pending regulatory approval. The Company has a commitment from DFC to finance this upgrade. Total Gamma Knife and LINAC commitments as of September 30, 2022 were $13,243,000. It is the Company’s intent to finance these commitments. There are no significant cash requirements, pending financing, for these commitments in the next 12 months. There can be no assurance that financing will be available for the Company’s current or future projects, or at terms that are acceptable to the Company.  However, the Company currently has cash on hand of $11,664,000 and its Revolving Line of credit of $7,000,000 to fund these projects.

On September 4, 2022, the Company entered into a Maintenance and Support Agreement with Mevion (the “Mevion Service Agreement”), which provides for maintenance and support of the Company’s PBRT unit at Orlando Health from September 2022 through April 2026.  The agreement requires an annual prepayment of $1,800,000 for the current contractual period (one year). This payment portion was recorded as a prepaid contract and will be amortized over the one-year service period.

As of September 30, 2022, the Company had commitments to service and maintain its Gamma Knife and PBRT equipment. The service commitments are carried out via contracts with Mevion, Elekta and Mobius Imaging, LLC. In addition, in April 2019, the Company signed agreements to service the Icon upgrades which will be installed at various dates between 2023 and 2024. The Company’s commitments to purchase two LINAC systems also include a 9-year and a 5-year agreement to service the equipment, respectively. Total service commitments as of September 30, 2022 were $17,166,000. The Gamma Knife and certain other service contracts are paid monthly, as service is performed. The Company believes that cash flow from cash on hand and operations will be sufficient to cover these payments.

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

The following table summarizes related party activity for the three and nine-month periods ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Equipment purchases and de-install costs	$231,000	$97,000	$1,594,000	$1,616,000
Costs incurred to maintain equipment	272,000	125,000	820,000	593,000
Total related party transactions	$503,000	$222,000	$2,414,000	$2,209,000

The Company also had commitments to purchase one Icon, install four Icon upgrades, purchase two Gamma Plan workstations and service the related equipment of $10,551,000 as of  September 30, 2022 and commitments to purchase one Icon, install four Icon upgrades and service the related equipment of $6,624,000 as of  December 31, 2021.  At September 30, 2022, the Company owed Elekta approximately $748,000 for software, contract maintenance, and de-install costs.  At December 31, 2021, the Company owed Elekta approximately $1,992,000 for the Cobalt-60 reload completed in the fourth quarter of 2021, software, contract maintenance, and de-install costs.

Related party liabilities consist of the following as of September 30, 2022 and December 31, 2021

	September 30,	December 31,
	2022	2021
Commitments	$10,551,000	$6,624,000
Accounts payable and other accrued liabilities	$748,000	$1,992,000

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage or prepayment features. The Company does not have affiliation with partnerships, trusts or other entities whose purpose is to facilitate off-balance sheet financial transactions or similar arrangements, and therefore has no exposure to the financing, liquidity, market or credit risks associated with such entities. At September 30, 2022, the Company had no significant long-term, market-sensitive investments.

Item 4.    Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and our president and chief operating and financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the company and its subsidiaries is communicated to the chief executive officer and the chief financial officer. Based on that evaluation, our chief executive officer and our chief financial officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the chief executive officer and the chief financial officer, and recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

There were no changes in our internal control over financial reporting during the nine-month period ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibit Index

Incorporated by reference herein
Exhibit Number		Description	Form	Exhibit	Date
10.1	•	Offer Letter of Employment, dated August 26, 2022, between Peter Gaccione and American Shared Hospital Services	8-K	10.1	9/1/2022
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14a/15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14a/15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	ǂ	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline Instance XBRL contained in Exhibit 101

	*	Filed herewith.
	ǂ	Furnished herewith.
	#	Portions of this exhibit (indicated therein by asterisks) have been omitted for confidential treatment.
	•	Indicates management compensatory plan, contract, or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SHARED HOSPITAL SERVICES

Registrant

Date:	November 10, 2022	/s/ Raymond C. Stachowiak
Raymond C. Stachowiak
Chief Executive Officer

Date:	November 10, 2022	/s/ Craig K. Tagawa
Craig K. Tagawa
President, Chief Financial Officer