Form 10-K
period 2022-12-31
AMERICAN SHARED HOSPITAL SERVICES
filed 2023-03-31
CIK 744825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2022

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

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $9,837,000.

Number of shares of common stock of the registrant outstanding as of March 22, 2023: 6,184,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated by reference into Part II, Item 5 and Part III of this report.

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

PART I

ITEM 1. BUSINESS

GENERAL

American Shared Hospital Services (“ASHS” and, together with its subsidiaries, the “Company”) provides stereotactic radiosurgery equipment and advanced radiation therapy and related equipment. The Company provides Gamma Knife units to twelve medical centers in eleven states in the United States and two Gamma Knife units at stand-alone facilities in Lima, Peru and Guayaquil, Ecuador as of March 1, 2023. The Company provides Gamma Knife services through its 81% indirect interest in GK Financing, LLC, a California limited liability company (“GKF”). The remaining 19% of GKF is owned by GKV Investments, Inc. (“GKV Investments”), a wholly-owned U.S. subsidiary of Elekta AG, a Swedish company (“Elekta”). Elekta is the manufacturer of the Leksell Gamma Knife® (the “Gamma Knife”). GKF is a non-exclusive provider of alternative financing services for Leksell Gamma Knife units.

The Company wholly-owns the subsidiaries American Shared Radiosurgery Services (“ASRS”), OR21, Inc. and MedLeader.com, Inc. (“MedLeader”). ASRS is the majority-owner of GKF. MedLeader is not expected to generate significant revenue within the next two years.

GKF has established the wholly-owned subsidiaries Instituto de Gamma Knife del Pacifico S.A.C. (“GKPeru”) and HoldCo GKC S.A (“HoldCo”) for the purpose of providing similar Gamma Knife services in Peru and Ecuador, respectively.  HoldCo owns approximately 99.3% of the total outstanding shares of Gamma Knife Center Ecuador S.A. (“GKCE”).

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

On April 27, 2022, the Company signed a Joint Venture Agreement (the “Agreement”) with the principal owners of Guadalupe Amor Y Bien (“Guadalupe”) to establish AB Radiocirugia Y Radioterapia de Puebla, S.A.P.I. de C.V. of Puebla (“Puebla”) to treat public- and private-paying cancer patients. The Company and Guadalupe will hold 85% and 15% ownership interests, respectively, in Puebla. Under the Agreement, the Company will be responsible for providing a linear accelerator upgrade to an Elekta Versa HD, and Guadalupe will be accountable for all site modification costs.  The Company formed ASHS-Mexico, S.A. de C.V. on October 3, 2022 to establish Puebla in order to provide radiation therapy and radiosurgery services locally in Mexico.  Puebla was formed on December 15, 2022.

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

OPERATIONS

Gamma Knife Operations

Gamma Knife stereotactic radiosurgery, a non-invasive procedure, is an alternative to conventional brain surgery and/or radiation therapy. It can be an adjunct to conventional brain surgery, radiation therapy, or chemotherapy. Compared to conventional surgery, Gamma Knife radiosurgery usually is an out-patient procedure with lower risk of complications and can be provided at a lower cost. Typically, Gamma Knife patients resume their pre-surgical activities one or two days after treatment. The Gamma Knife Perfexion unit, which was introduced by Elekta in 2006, treats patients with 192 single doses of gamma rays that are focused with great precision on small and medium sized, well circumscribed and critically located structures in the brain. The Cobalt-60 sources converge at the target area and deliver a dose that is high enough to destroy the diseased tissue without damaging the surrounding healthy tissue. In 2015, Elekta introduced an upgrade to the Gamma Knife Perfexion unit called Icon. In 2022, Elekta introduced an upgrade to the Icon, called the Esprit. As of March 1, 2023, all of the Company’s twelve Gamma Knife units in the United States are Gamma Knife Perfexion units and two of these Perfexion units have the Icon upgrade.  The Company’s Gamma Knife units in Peru and Ecuador are Model 4(C)s.  The Company expects to replace the unit in Ecuador with an Icon in mid-2023.

The Gamma Knife treats selected malignant and benign brain tumors, arteriovenous malformations, and functional disorders including trigeminal neuralgia (facial pain).

As of December 31, 2022, there were 118 Gamma Knife sites in the United States and 360 units in operation worldwide. Based on 2021 case mix data, an estimated percentage breakdown of Gamma Knife procedures performed in the U.S. by indications treated is as follows: malignant (63%) and benign (22%) brain tumors, vascular disorders (4%), and functional disorders (11%).

The Company, as of March 1, 2023, had twelve operating Gamma Knife units located in the United States and two in South America in Lima, Peru and Guayaquil, Ecuador, respectively. The Company’s first Gamma Knife commenced operation in September 1991. The Company’s Gamma Knife units performed 1,286 procedures in 2022 for a cumulative total of approximately 46,200 procedures from commencement through December 31, 2022.

Revenue from Gamma Knife services for the Company during each of the last two years ended December 31, and the percentage of total revenue of the Company represented by the Gamma Knife for each of the last two years, are set forth below:

Year Ended	Total Gamma Knife	Gamma Knife % of
December 31,	Revenue (in thousands)	Total Revenue
2022	$10,794	54.7%
2021	$11,629	66.0%

The Company conducts its Gamma Knife business through its 81% indirect interest in GKF. The remaining 19% interest is indirectly owned by Elekta through its wholly-owned subsidiary, GKF Investments. GKF, formed in October 1995, is managed by its policy committee. The policy committee is composed of one representative from the Company, Craig Tagawa, ASHS’s President and Chief Financial Officer, and one representative from Elekta. The policy committee sets the operating policy for GKF. The policy committee may act only with the unanimous approval of both of its members. The policy committee selects a manager to handle GKF’s daily operations. Craig K. Tagawa, Chief Executive Officer of GKF and President and Chief Financial Officer of ASHS, serves as GKF’s manager.

GKF’s profits and/or losses and any cash distributions are allocated based on membership interests. GKF’s operating agreement requires that it have a cash reserve of at least $50,000 before cash distributions are made to its members. From inception to December 31, 2022, GKF has distributed $50,410,000 to the Company and $11,825,000 to Elekta.

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

Additional information on our operations can be found in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 1 - Business And Basis of Presentation” of the consolidated financial statements.

Proton Beam Radiation Therapy Operations (“PBRT”)

PBRT is an alternative to traditional external beam, photon-based radiation delivered by linear accelerators. PBRT, first clinically introduced in the 1950s, has physics advantages compared to photon-based systems which allow PBRT to deliver higher radiation doses to the tumor with less radiation to healthy tissue. PBRT currently treats prostate, brain, spine, head and neck, lung, breast, gastrointestinal tract and pediatric tumors. Approximately 280,000 patients have been treated with protons worldwide.

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

Additional information on our operations can be found in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 1 - Business And Basis of Presentation” of the consolidated financial statements.

CUSTOMERS

The Company’s current business is the outsourcing of stereotactic radiosurgery services and radiation therapy services. The Company typically provides the equipment, as well as planning, installation, reimbursement and marketing support services. The majority of the Company’s customers pay the Company on a revenue sharing basis. The market for these services primarily consists of large and medium sized medical centers. The business is capital intensive; the total cost of a Gamma Knife facility usually ranges from $3.0 million to $4.5 million, including equipment, site construction and installation; the total cost of a single room PBRT system usually ranges from $30.0 million to $50.0 million, inclusive of equipment, site construction and installation. The Company pays for the equipment and the medical center generally pays for site and installation costs. The following is a listing of the Company’s sites as of March 1, 2023:

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

The Company’s typical fee per use agreement is for a ten-year term. The fixed fee per use reimbursement amount that the Company receives from the customer is based on the Company’s cost to provide the service and the anticipated volume of the customer. The Gamma Knife contracts signed by the Company typically call for a fee ranging from $4,500 to $9,000 per procedure. There are no minimum volume guarantees required of the customer. In most cases, GKF is responsible for providing the Gamma Knife and related ongoing Gamma Knife equipment expenses (i.e., personal property taxes, insurance, and equipment maintenance) and helps fund the customer’s Gamma Knife marketing. The customer generally is obligated to pay site and installation costs and the costs of operating the Gamma Knife. The customer can either renew the agreement or terminate the agreement at the end of the contractual term. If the customer chooses to terminate the agreement, then GKF removes the equipment from the medical center for possible placement at another site.

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

One customer accounted for approximately 45% and 34% of the Company’s total revenue in 2022 and 2021, respectively. At December 31, 2022, four customers each individually accounted for 12%, 14%, 16% and 22% of total accounts receivable, respectively. At December 31, 2021, two customers each individually accounted for 10% and 31% of total accounts receivable, respectively.

MARKETING

The Company markets financial and turnkey solutions to cancer treatment centers, hospitals, and large cancer networks worldwide.  The Company works closely with major global Original Equipment Manufacturers (“OEM’s”) that provide leading edge clinical treatment systems and software that treat cancer using radiation therapy and radiosurgery. The major products the Company is able to provide creative financial and turnkey services for are; MR Guided Radiation Therapy Linacs, Advanced Linear Accelerators, Proton Beam Therapy systems, Brachytherapy systems, and through our GK Financing partnership with Elekta, the Leksell Gamma Knife product and services.

The Company is product agnostic and works with all major OEMs to provide financial solutions to the end users for the products and services they desire.   The Company has enhanced and expanded its sales and marketing team and efforts to better provide sales and customer service to the healthcare community. The Company’s CEO manages directly the day to day operations as well as all sales, marketing, and customer service teams to ensure close contact with the Company’s customer installed base and management of the sales pipeline.

The major advantages to a health care provider in contracting with the Company for its financial and turnkey services include:

▪The cancer care center/medical center avoids the high cost of owning the equipment. By not acquiring the equipment supplied by the Company, the cancer care/medical center is able to allocate the funds otherwise required to purchase and/or finance the equipment to other projects within their facility.

▪The Company does not have minimum volume requirements, so the cancer care/medical center avoids the risk of equipment under-utilization. The cancer care/medical center pays the Company only for each procedure performed on a patient.

▪For contracts under revenue sharing arrangements, the Company assumes all or a portion of the risk of reimbursement rate changes. The cancer care/medical center pays the Company only the contracted portion of revenue received from each procedure.

▪The cancer care/medical center transfers the risk of technological obsolescence to the Company. The cancer care/medical center and its physicians are not under any obligation to utilize technologically obsolete cancer treatment equipment.

▪The Company provides planning, installation, operating and marketing assistance and support to its customers as well as providing turnkey solutions if room modifications, new vault, or even a new cancer care facility is needed by working with creditable and reputable construction companies.

FINANCING

The Company’s Gamma Knife business is operated through GKF. Prior to April 2021, GKF generally financed its U.S. Gamma Knife units, upgrades and additions with loans or finance leases from various finance companies for typically 100% of the cost of each Gamma Knife, plus any sales tax, customs, and duties. On April 9, 2021, the Company and certain of its domestic subsidiaries entered into a five year $22,000,000 credit agreement with Fifth Third Bank, N.A. (the “Credit Agreement”), which refinanced its existing domestic Gamma Knife portfolio.  The lease financing previously obtained by Orlando was also refinanced as long-term debt by the Credit Agreement. The Credit Agreement includes a $7,000,000 revolving line of credit that the Company has not drawn on as of December 31, 2022. The Credit Agreement is 48% amortized over a 58-month period with a balloon payment upon maturity and is secured by a lien on substantially all of the assets of the Company and certain of its domestic subsidiaries. The Company’s Gamma Knife unit in Ecuador is financed with United States Development Finance Corporation (“DFC”). See Note 5 - Long Term Debt to the consolidated financial statements for additional information.

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

There are several competing manufacturers of PBRT systems, including Mevion, IBA Particle Therapy Inc., Hitachi Ltd., ProNova Solutions, LLC, Sumitomo Heavy Industries, Ltd., ProTom International, Inc. and Mitsubishi Electric Corp. The Company has purchased one MEVION S250 and has made deposits towards the purchase of two additional MEVION S250i systems. The Mevion system, as well as single room proton therapy systems from other manufacturers, potentially provides cancer centers the opportunity to introduce single treatment room PBRT services with a cost in the range of approximately $30 to $50 million versus four and five PBRT treatment room programs costing in excess of $120 million including facility costs. The MEVION S250 system received FDA approval in the second quarter of 2012 and the first clinical treatment occurred in December 2013 at Barnes-Jewish Hospital. The MEVION S250i (Hyperscan) unit, which includes pencil beam scanning, was FDA approved in December 2017. The Company’s first MEVION S250 system in operation at Orlando Health treated its first patient in April 2016. The Company currently does not have customer contracts for its second and third PBRT units.

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

The Company’s Gamma Knife and PBRT customers receive payments for patient care from federal government and private insurer reimbursement programs. Currently in the United States, Gamma Knife and proton therapy services are performed primarily on an out-patient basis. Gamma Knife patients with Medicare as their primary insurer, treated on either an in-patient or out-patient basis, comprise an estimated 35%-45% of the total Gamma Knife patients treated nationwide. PBRT patients with Medicare as their primary insurer are treated primarily on an out-patient basis and comprise an estimated 45% of the total radiation therapy patients treated.

On September 18, 2020, CMS issued the final rule that would have implemented a new mandatory payment model for radiation oncology services: the Radiation Oncology Alternative Payment Method (“RO APM”). The RO APM, which was to be in effect for a five year period, has been delayed indefinitely. If the RO APM had not been delayed, it would have significantly altered CMS’ payment methodology from a fee for service paradigm to a set reimbursement by cancer type methodology for radiation services provided within a 90 day episode of care. Under the RO APM, hospital based and free-standing radiation therapy providers would have been required to participate in the model based on whether the radiation therapy provider is located within a randomly selected core-based statistical area. CMS projects that providers treating approximately 30% of radiation oncology patients would have been selected to participate in the RO APM. The remaining providers not included in the RO APM would have continued to receive reimbursement based on a fee-for-service methodology. The RO APM would have included but would not have been limited to PBRT and Gamma Knife services. Three of the Company's Gamma Knife centers were expected to be included in the RO APM. It was not anticipated that inclusion in the RO APM would have a significant impact on the Company's Gamma Knife revenues. The Company's PBRT center was not selected for inclusion in the RO APM. Medicare reimbursement in 2023 for the most commonly used PBRT delivery codes increased by approximately 3.2% and 0.2% and decreased by approximately 3.2% for Gamma Knife. See additional discussion under “Item 1A Risk Factors.”

On August 29, 2022, CMS published a final rule that delayed the start date of the RO APM to a date to be determined through future rulemaking and amended the definition of “model performance period” to provide that the start and end dates of the five-year model performance period will be established by CMS through future rulemaking. At this time, it is not clear if the RO APM will be implemented and, if it is implemented, the timing for implementation and in what form it will be implemented.  If a start date for the RO APM is proposed, CMS will provide at least six months’ notice in advance of the proposed start date, and the proposed start date will be subject to public comment.

The average Medicare reimbursement delivery rate trends from 2021 to 2023 are outlined below:

Average Medicare Reimbursement Delivery Rate Trends - Gamma Knife

2021	2022	2023
$7,773	$7,943	$7,691

The average Medicare reimbursement delivery rate trends for PBRT from 2021 to 2023 are outlined below. Patients typically undergo 25-40 delivery sessions.

Average Medicare Reimbursement Delivery Rate Trends - PBRT

	2021	2022	2023
Simple without Compensation	$543	$554	$572
Simple with Compensation, Intermediate, or Complex	$1,298	$1,321	$1,323

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

Affordable Care Act and Subsequent Regulation

In March 2010, the Patient Protection and Affordable Care Act, was enacted as amended by the Health Care and Education Reconciliation Act of 2010, (“Affordable Care Act”), which has resulted in significant changes to the health care industry. The primary goal of the legislation was to extend health care coverage to uninsured legal U.S. residents through both an expansion of public programs and reforms to private sector health insurance. The expansion of insurance coverage was expected to be funded in part by measures designed to promote quality and cost efficiency in health care delivery and by budgetary savings in the Medicare and Medicaid programs. Because the Company is not a health care provider, we were not directly affected by the law, but we could be indirectly affected principally as follows:

•

The repeal of the Affordable Care Act's individual mandate requirement pursuant to the Tax Cuts and Jobs Act of 2017 could results in a decrease in the number of insured patients seeking Gamma Knife or radiation therapy treatment.

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

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, started in April 2013, and, due to subsequent legislative amendments, will stay in effect through 2027 unless additional Congressional action is taken. The Coronavirus Aid, Relief and Economic Security Act of 2020 subsequently extended Medicare sequestration cuts through fiscal year 2030. On January 2, 2013, the then-U.S. President signed into law the American Taxpayer Relief Act of 2012, which, among other things, also reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. It is unclear what effect, if any, the shifting legislative and other governmental proposals would have on our business.

GOVERNMENT REGULATION

The payment of remuneration to induce the referral of health care business has been a subject of increasing governmental and regulatory focus in recent years. Section 1128B(b) of the Social Security Act (sometimes referred to as the “federal anti-kickback statute”) provides criminal penalties and fines for individuals or entities that offer, pay, solicit or receive remuneration in order to induce referrals for items or services for which payment may be made under the Medicare and Medicaid programs and certain other government funded programs. The Affordable Care Act amended the anti-kickback statute to eliminate the requirement of actual knowledge, or specific intent to commit a violation, of the anti-kickback statute. The Social Security Act authorizes the Office of Inspector General through civil proceedings to exclude an individual or entity from participation in the Medicare and state health programs if it is determined any such party has violated Section 1128B(b) of the Social Security Act. However, the federal anti-kickback statute is subject to evolving interpretations. In the past, the government has enforced the federal anti-kickback statute to reach large settlements with healthcare companies based on sham consulting and other financial arrangements with physicians. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the False Claims Act. The Company believes that it is in compliance with the federal anti-kickback statute. Additionally, the majority of states also have anti-kickback laws, which establish similar prohibitions and, in some cases, may apply to items or services reimbursed by any third-party payor, including commercial insurers.

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

The Company’s customer contracts generally contain mutual indemnification provisions. The Company maintains general and professional liability insurance in the United States. The Company is not involved in the practice of medicine and therefore believes its present insurance coverage and indemnification agreements are adequate for its business. The Company’s Peruvian and Ecuadorian Gamma Knife centers are free-standing facilities operated by GKPeru and GKCE, respectively. The treating physicians and clinical staff at these facilities are independent contractors. The Company maintains general and professional liability insurance consistent with the operations of these facilities and believes its present coverage is adequate for its business.

HUMAN CAPITAL RESOURCES

At December 31, 2022, the Company had a workforce of ten people on a full-time basis and one person on a temporary basis in the United States, thirteen people on a full-time basis in Lima, Peru, and five people on a full-time basis in Guayaquil, Ecuador. None of these employees are subject to a collective bargaining agreement and there is no union representation within the Company. The Company maintains various employee benefit plans and believes that its employee relations are good.

EXECUTIVE OFFICERS OF THE COMPANY

The following table provides current information concerning those persons who serve as executive officers of the Company. The executive officers were appointed by the Board of Directors and serve at the discretion of the Board of Directors.

Name:	Age:	Position:
Raymond C. Stachowiak	64	Executive Chairman of the Board
Peter Gaccione	64	Chief Executive Officer
Craig K. Tagawa	69	President and Chief Financial Officer

Raymond C. Stachowiak was appointed the Executive Chairman of the Board of the Company on March 7, 2023.  Mr. Stachowiak previously served as Chief Executive Officer of the Company from October 1, 2020 to March 7, 2023 and as Interim President and Chief Executive Officer effective as of May 4, 2020 through September 30, 2020. Mr. Stachowiak joined the Board in 2009. Mr. Stachowiak previously served as President and Chief Executive Officer of Shared Imaging, a preferred independent provider of CT, MRI and PET/CT equipment and services, from its inception in December 1991 until his retirement in March 2013. In 2008, Mr. Stachowiak sold 50% of his interest in Shared Imaging to Lubar Equity Fund and remains a 50% owner of Shared Imaging. Mr. Stachowiak is the sole owner of RCS Investments, Inc., and owner-manager of Stachowiak Equity Fund, both of which are private equity funds. Mr. Stachowiak received a B.S. in Business and an M.B.A. from Indiana University. He is a Certified Public Accountant (inactive), Certified Internal Auditor (inactive) and holds a Certification in Production and Inventory Management.

Peter Gaccione was appointed the Chief Executive Officer of the Company on March 7, 2023.  Mr. Gaccione previously served as Chief Operating Officer of the Company from September 2022 through March 2023. He joined the Company in September 2022 and has over 40 years of experience in the global Radiation Oncology and Imaging business. Most recently, Mr. Gaccione served as President and a Member of the Executive Management Board of Myocardial Solutions Inc., a medical technology company in the cardiology and cardio-oncology field, where he led the product commercialization, sales, marketing development, and clinical teams. Prior to that, Mr. Gaccione held various positions within Elekta AB, a provider of precision radiation oncology treatment systems, brachytherapy, neuroscience, and software solutions from 1997 to 2020, that culminated with his position as President and Chief Executive Officer of Elekta Inc. and Elekta Medical S.A. de C.V. (Mexico), as well as Executive Vice President of Elekta North and Latin America Regions and a Member of the Elekta AB Global Executive Management team from June 2017 to February 2020.

Craig K. Tagawa serves as the President and Chief Financial Officer. Mr. Tagawa was also the Chief Operating Officer from February 1999 through September 2022. Mr. Tagawa assumed the title of President on October 1, 2020. Mr. Tagawa has served as Chief Financial Officer from January 1992 through October 1995 and May 1996 to the present. Previously a Vice President in such capacity, Mr. Tagawa became a Senior Vice President on February 28, 1993. He is also the Chief Executive Officer and policy committee member of GKF. From September 1988 through January 1992, Mr. Tagawa served in various positions with the Company. Mr. Tagawa currently serves as Chief Financial Officer and Secretary of the Ernest A. Bates Foundation. He received his undergraduate degree from the University of California at Berkeley and his M.B.A. from Cornell University.

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

The Company has historically relied on Gamma Knife unit placement and a PBRT system to provide its revenues. Currently, there is a limited market for Gamma Knife equipment and PBRT systems. As a result, we plan to adapt our business model to place other types of stereotactic radiosurgery and advanced radiation therapy equipment in addition to Gamma Knife units and PBRT systems. This will constitute an expanded product mix for the Company and there can be no assurance that we can successfully adapt our historical business model to these new product offerings. If we are not successful, our revenues and profitability could decline substantially as existing contracts expire and are not renewed.

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

On September 18, 2020, CMS issued the final rule that would have implemented a new mandatory payment model for radiation oncology services: the Radiation Oncology Alternative Payment Method (“RO APM”). The RO APM, which was to be in effect for a five year period, has been delayed indefinitely. If the RO APM had not been delayed, it would have significantly altered CMS’ payment methodology from a fee for service paradigm to a set reimbursement by cancer type methodology for radiation services provided within a 90 day episode of care. Under the RO APM, hospital based and free-standing radiation therapy providers would have been required to participate in the model based on whether the radiation therapy provider is located within a randomly selected core-based statistical area. CMS projects that providers treating approximately 30% of radiation oncology patients would have been selected to participate in the RO APM. The remaining providers not included in the RO APM would have continued to receive reimbursement based on a fee-for-service methodology. The RO APM would have included but would not have been limited to PBRT and Gamma Knife services. Three of the Company's Gamma Knife centers were expected to be included in the RO APM. It was not anticipated that inclusion in the RO APM would have a significant impact on the Company's Gamma Knife revenues. The Company's PBRT center was not selected for inclusion in the RO APM. Medicare reimbursement in 2023 for the most commonly used PBRT delivery codes increased by approximately 3.2% and 0.2% and decreased by approximately 3.2% for Gamma Knife.

On August 29, 2022, CMS published a final rule that delayed the start date of the RO APM to a date to be determined through future rulemaking and amended the definition of “model performance period” to provide that the start and end dates of the five-year model performance period will be established by CMS through future rulemaking. At this time, it is not clear if the RO APM will be implemented and, if it is implemented, the timing for implementation and in what form it will be implemented.  If a start date for the RO APM is proposed, CMS will provide at least six months’ notice in advance of the proposed start date, and the proposed start date will be subject to public comment.

The impact of the COVID-19 pandemic and associated economic disruptions may continue to adversely affect the Company’s business operations and financial condition.

Our operations and those of our suppliers and customers were negatively impacted by the COVID-19 pandemic. While the progressive lifting of COVID-related restrictions led to a rebound in procedure volumes for our Gamma Knife business and our PBRT business, the secondary and tertiary effects of the COVID-19 pandemic could continue to present challenges for our business and industry. Such effects may include lingering disruptions in the global supply chain, delays in the manufacturing, delivery, and repair of the equipment we provide, increases in the prices for purchased services and capital acquisition, potential volatility or timing in the demand for Gamma Knife and PBRT treatments, slow recovery in workforce participation, constraints on access to capital, general economic volatility, and pandemic-related inflationary pricing.

The magnitude of the continued impact of COVID-19 on our business and operations are largely dependent on external factors and future developments that are beyond our control, such as the extent and duration of any COVID-19 resurgence, the spread of new variants, the occurrence of other severe health events or similar unprecedented outbreaks, the response to any such resurgence, new variant, or outbreak by government and regulatory agencies, such as the potential reinstatement of “shelter-in-place” lockdown orders, the efficacy and implementation of vaccinations and boosters to counter the virus, the availability of Gamma Knife and PBRT treatments, patients’ assessment of the risks of prioritizing rather than delaying such treatments in the event of any COVID-19 resurgence, new variant, or outbreak, the worsening of current economic conditions, and the severity of ongoing supply-chain disruptions. If there are regressions in our global progress to combat the COVID-19 pandemic or if any similar global public-health events develop, the scope and nature of the impact on our business, results of operations, financial condition, liquidity and cash flows would be uncertain and potentially materially adverse.

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

There is a limited market for the Gamma Knife, and the market in the United States may be mature. The Company has begun and continued operation at only seven new Gamma Knife sites in the United States since 2011. Due to the substantial costs of acquiring a Gamma Knife unit, we must identify medical centers that possess neurosurgery and radiation oncology departments capable of performing a large number of Gamma Knife procedures. As of December 31, 2022, there were 118 operating Gamma Knife units in the United States, of which twelve units were owned by the Company. There can be no assurance that we will be successful in placing additional units at any sites in the future. In recognition of the Gamma Knife's limited growth opportunity, the Company has expanded its product mix to include LINACs, MRI LINACs, PET LINACs and is continuing to market PBRT units, but there can be no assurance that the Company will be successful in placing these products with customers. The Company’s existing contracts with its customers are fixed in length and there can be no assurance that the customers will wish to extend the contract beyond the end of the term.

The Company has a high level of debt and may incur additional debt to finance its operations and if the Company is unable to secure additional credit in the future its operations and profits will be negatively impacted.

The Company’s business is capital intensive. On April 9, 2021, the Company and certain of its domestic subsidiaries entered into a five year $22,000,000 credit agreement with Fifth Third Bank, N.A., which refinanced its existing domestic Gamma Knife portfolio.  The lease financing previously obtained by Orlando was also refinanced as long-term debt by the Credit Agreement. In June 2020, the Company entered into the DFC Loan in connection with the acquisition of GKCE. The Company’s combined long-term debt, net, totaled $13,467,000 as of December 31, 2022. The Credit Agreement is secured by a lien on substantially all of the assets of the Company and certain of its domestic subsidiaries and the DFC Loan is secured by a lien on GKCE’s assets. The Credit Agreement includes a line of credit of $7,000,000 that it has not drawn on as of December 31, 2022. Depending on the Company’s financing requirements and market conditions, the Company may seek to finance its operations by incurring additional long-term debt in the future. The Company’s current level of debt may adversely affect the Company’s ability to secure additional credit in the future, and as a result may affect operations and profitability. If a default on debt occurs in the future, the Company’s creditors would have the ability to accelerate the defaulted loan, to seize the Company’s assets with respect to which default has occurred, and to apply any collateral they may have at the time to cure the default.

A small number of customers account for a major portion of our revenues and the loss of any one of these significant customers could have a material adverse effect on the Company's business and results of operations.

A limited number of customers have historically accounted for a substantial portion of the Company’s total revenue, and the Company expects such customer concentration to continue for the foreseeable future. For example, in 2022, one customer in total accounted for approximately 45% of the Company’s revenue. The loss of a significant customer or a significant decline in the business from the Company’s largest customers could have a material adverse effect on the Company’s business and results of operations.

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

Other radiosurgery devices and conventional neurosurgery compete against the Gamma Knife. Each of the medical centers targeted by the Company could decide to acquire another radiosurgery device instead of a Gamma Knife to perform cranial radiosurgery. In addition, neurosurgeons who are responsible for referring patients for Gamma Knife surgery may not be willing to make such referrals for various reasons, instead opting for invasive surgery. Because of these competing alternatives, there can be no assurance that the Company will be able to secure a sufficient number of future sites or Gamma Knife procedures to sustain its profitability and growth and accordingly there may be a material negative impact on the business and results of operations of the Company.

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

There is constant change and innovation in the market for highly sophisticated medical equipment. New and improved medical equipment can be introduced that could make the Gamma Knife technology obsolete and that would make it uneconomical to operate. In 2006, Elekta introduced a new model of the Gamma Knife, the Perfexion, which the Company has implemented at all of its domestic sites. The Perfexion can perform procedures faster than previous Gamma Knife models and it involves less health care personnel intervention. In 2015, Elekta introduced the Leksell Gamma Knife Icon ™. The Perfexion is upgradeable to the Icon platforms which has enhanced imaging capabilities allowing for treatment without a head frame and the treatment of larger tumors. In 2022, Elekta introduced an upgrade to the Icon, called the Esprit. Existing model 4(C)s of the Gamma Knife are not upgradeable to the Perfexion model. As of March 1, 2023, all the Company’s Gamma Knife units in the United States are Perfexion models and two of these Perfexion units have the Icon upgrade. The Company's two South American sites utilize the Model 4(C). The failure to acquire or use new technology and products could have a material adverse effect on our business and results of operations.

The Company has invested in a Proton Beam business and is obligated to fund two additional proton beams systems; there is no assurance that the Company will be able to fund these additional proton systems and if the Company is unable to do so the may be a negative impact on the Company’s business and results of operations.

We have committed a substantial amount of our financial resources to next-generation proton beam technology. The first MEVION S250 system began treating patients in December 2013. The Company’s first MEVION S250 system began treating patients in April 2016. The Company has committed to purchase two additional MEVION S250i systems and has already made deposits of $2,250,000 towards this commitment. As of December 31, 2020, the Company determined these deposits were impaired and wrote their value down to $0. See Note 3 - Property and Equipment to the consolidated financial statements for further discussion. There can be no assurance that we will be able to obtain additional customers or be able to finance the two additional systems. If we are unable to obtain additional customers or are unable to finance the two additional systems, the Company will lose its deposits.

Stock Ownership Risk

The Trading Volume of Our Common Stock is Low

Although our common stock is listed on the NYSE American, our common stock has historically experienced low trading volume. Reported average daily trading volume in our common stock for the three-month period ended December 31, 2022 was approximately 12,000 shares. There is no reason to think that a further increase in an active trading market in our common stock will develop in the future. Limited trading volume subjects our common stock to greater price volatility and may make it difficult for you to sell your shares in a quantity or at a price that is attractive to you.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company's corporate offices are located at 601 Montgomery Street, Suite 1112, San Francisco, California, where it leases approximately 900 square feet for $4,500 per month with a lease expiration date in November 2024. The Company subleased its prior corporate offices located at Two Embarcadero Center, Suite 410, San Francisco, California, where it leases approximately 3,253 square feet for $22,011 per month with a lease expiration date in August 2023. The monthly lease expense is offset by sublease income of $16,195. The sublease term is consistent with the existing lease term. The Company owns and operates a stand-alone Gamma Knife facility in Lima, Peru where it leases approximately 1,600 square feet for approximately $8,850 per month with a lease expiration date in January 2024. The Company also owns and operates a stand-alone Gamma Knife facility in Guayaquil, Ecuador where it owns 864 square feet of condominium space in an office building and approximately 10,135 of related land and parking spaces.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividend Policy

The Company's common shares, no par value (the “Common Shares”), are currently traded on the NYSE American. At December 31, 2022, the Company had 6,184,000 issued and outstanding common shares, 95,000 common shares reserved for options, 6,000 unvested restricted stock units, and 123,000 vested, but not issued restricted stock units.

The Company estimates that there were approximately 1,100 beneficial holders of its Common Shares at December 31, 2022.

There were no dividends declared or paid during 2022 and 2021.

Stock Repurchase Program

In 1999 and 2001, the Board of Directors approved resolutions authorizing the Company to repurchase up to a total of 1,000,000 shares of its common stock on the open market from time to time at prevailing prices, and in 2008 the Board of Directors reaffirmed these authorizations. In 2022 and 2021, there were no shares repurchased by the Company. A total of approximately 928,000 shares have been repurchased in the open market pursuant to these authorizations at a cost of approximately $1,957,000. As of December 31, 2022, there were approximately 72,000 shares remaining under the repurchase authorizations.

Equity Compensation Plans

During 2022, 11,000 restricted stock units, 120,000 shares for executive compensation, and 50,000 options were granted. Additional information regarding our equity compensation plans is incorporated herein by reference from the 2023 Proxy Statement. Also, see Note 8 - Stock-Based Compensation Expense to the consolidated financial statements for additional information.

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

Number of Sites

	12/31/2022	12/31/2021
Retail/Turn-key	6	7
Fee Per Use	6	6
Domestic Gamma Knife	12	13

International Gamma Knife	2	2

Total Gamma Knife	14	15

PBRT	1	1

The Company removed one Gamma Knife unit in January 2022, whose contract expired in the fourth quarter of 2021.  Another Gamma Knife contract expired in the second quarter of 2022 is currently leased on a month-to-month basis and the Company is in negotiations with this site to renew the lease. The next customer contract expirations are in the first and fourth quarters of 2023.  The Company is in active negotiations with both of these sites as well.  A summary of the Company’s procedure volumes for fiscal years 2022 and 2021 are set forth in the table below.

Volume

			Increase	Increase
Gamma Knife	12/31/2022	12/31/2021	(Decrease)	(Decrease)
Total Procedures	1,286	1,436	(150)	(10.4)%
Same Centers Procedures	1,286	1,360	(74)	(5.4)%

PBRT Procedures	5,296	4,426	870	19.7%

The decrease in Gamma Knife volume during 2022 was primarily due to the expiration of two contracts in the first and fourth quarters of 2021. Same center procedures decreased 5% compared to 2021 due to temporary staffing shortages at several of the Company’s domestic customers and normal, cyclical fluctuations. The increase in PBRT volume was due to lower volumes during 2021 driven by the continued impact from the COVID-19 pandemic and down-time for repair of system components.

Reimbursement

CMS established a 2023 delivery code reimbursement rate of approximately $7,691 ($7,943 in 2022) for a Medicare Gamma Knife treatment. The approximate CMS reimbursement rates for delivery of PBRT for a simple treatment without compensation for 2023 is $572 ($554 in 2022) and $1,323 ($1,321 in 2022) for simple with compensation, intermediate and complex treatments, respectively.

On September 18, 2020, CMS issued the final rule that would have implemented a new mandatory payment model for radiation oncology services: the Radiation Oncology Alternative Payment Method (“RO APM”). The RO APM, which was to be in effect for a five year period, has been delayed indefinitely. If the RO APM had not been delayed, it would have significantly altered CMS’ payment methodology from a fee for service paradigm to a set reimbursement by cancer type methodology for radiation services provided within a 90 day episode of care. Under the RO APM, hospital based and free-standing radiation therapy providers would have been required to participate in the model based on whether the radiation therapy provider is located within a randomly selected core-based statistical area. CMS projects that providers treating approximately 30% of radiation oncology patients would have been selected to participate in the RO APM. The remaining providers not included in the RO APM would have continued to receive reimbursement based on a fee-for-service methodology. The RO APM would have included, but would not have been limited to, PBRT and Gamma Knife services. Three of the Company's Gamma Knife centers were expected to be included in the RO APM. It was not anticipated that inclusion in the RO APM would have a significant impact on the Company's Gamma Knife revenues. The Company's PBRT center was not selected for inclusion in the RO APM. Medicare reimbursement in 2023 for the most commonly used PBRT delivery codes increased by approximately 3.2% and 0.2% and decreased by approximately 3.2% for Gamma Knife.

On August 29, 2022, CMS published a final rule that delayed the start date of the RO APM to a date to be determined through future rulemaking and amended the definition of “model performance period” to provide that the start and end dates of the five-year model performance period will be established by CMS through future rulemaking. At this time, it is not clear if the RO APM will be implemented and, if it is implemented, the timing for implementation and in what form it will be implemented.  If a start date for the RO APM is proposed, CMS will provide at least six months’ notice in advance of the proposed start date, and the proposed start date will be subject to public comment.

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

Despite a decrease in volumes for the year ended December 31, 2022 compared to the same period in the prior year, domestic Gamma Knife volumes for existing customers rebounded to pre-pandemic levels.  This decrease in volume was due to normal, cyclical fluctuations and the Company does not anticipate a significant impact on domestic Gamma Knife volumes from the COVID-19 pandemic going forward. The Company’s stand-alone facilities in Peru and Ecuador have also begun to return to pre-pandemic levels for the year ended December 31, 2022 and the Company expects this trend to continue through 2023. The Company’s PBRT business was impacted by COVID-19, and other factors, during 2021 as treatment volumes continued to lag from pre-pandemic levels. However, for the year ended December 31, 2022, the Company’s PBRT site also returned to pre-pandemic levels. As the COVID-19 pandemic evolves and new strains of the virus develop, additional impacts may arise which may have a material impact on the Company’s future business.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles and follow general practices within the industry in which it operates. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as this information changes, consolidated the financial statements could reflect different estimates, assumptions and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported.

The most significant accounting policies followed by the Company are presented in Note 2 – Accounting Policies to the consolidated financial statements. These policies along with the disclosures presented in the other consolidated financial statement notes and, in this discussion, and analysis, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of the consolidated financial statement amounts, and the methods, assumptions and estimates underlying those amounts, management has identified revenue recognition and costs of sales for turn-key and revenue sharing arrangements, and the carrying value of fixed assets and useful lives, and as such the aforementioned could be most subject to revision as new information becomes available. The following are our critical accounting policies in which management’s estimates, assumptions and judgments most directly and materially affect the consolidated financial statements:

Revenue Recognition

The Company recognizes revenues under Accounting Standards Codification (“ASC”) 842 Leases (“ASC 842”) and ASC 606 Revenue from Contracts with Customers (“ASC 606”). The Company had twelve domestic Gamma Knife units, two international Gamma Knife units, and one PBRT system in operation as of December 31, 2022. Four of the Company’s customer contracts are through subsidiaries where GKF or its subsidiary is the majority owner and managing partner. Six of the Company’s twelve domestic Gamma Knife customers are under fee-per-use contracts, and six customers are under retail arrangements. The Company, through GKF, also owns and operates two single-unit Gamma Knife facilities in Lima, Peru and Guayaquil, Ecuador. These units economically function similar to the Company’s turn-key retail arrangements. The Company’s PBRT system at Orlando Health is also considered a retail arrangement.

Rental Income from Medical Services

The Company recognizes revenues under ASC 842 when services have been rendered and collectability is reasonably assured, on either a fee per use or revenue sharing basis. The terms of the contracts do not contain any guaranteed minimum payments. The Company’s contracts are typically for a ten-year term and are classified as either fee per use or retail. Retail arrangements are further classified as either turn-key or revenue sharing. Revenues from fee per use contracts is determined by each hospital’s contracted rate. Revenues are recognized at the time the procedures are performed, based on each hospital’s contracted rate and the number of procedures performed. Under revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital. The amount the Company expects to receive is recorded as revenue and estimated based on historical experience. Revenue estimates are reviewed periodically and adjusted as necessary. Under turn-key arrangements, the Company receives payment from the hospital at an agreed upon percentage share of the hospital’s reimbursement from third party payors, and the Company is responsible for paying all the operating costs of the equipment. Operating costs are determined primarily based on historical treatment protocols and cost schedules with the hospital. The Company records an estimate of operating costs which are reviewed on a regular basis and adjusted as necessary to more accurately reflect the actual operating costs. For turn-key sites, the Company also shares a percentage of net operating profit. The Company records an estimate of net operating profit based on estimated revenues, less estimated operating costs. The operating costs and estimated net operating profit are recorded as other direct operating costs in the consolidated statement of operations. As of December 31, 2022 and 2021, the Company recognized revenues of approximately $16,655,000 and $14,719,000 under ASC 842, respectively, of which approximately $8,952,000 and $6,058,000 were for PBRT services, respectively.

Revenue from retail arrangements amounted to approximately 67% and 60% of total revenue for the years ended December 31, 2022 and 2021, respectively. Because the revenue estimates are reviewed on a quarterly basis, any adjustments required for past revenue estimates would result in an increase or reduction in revenue during the current quarterly period.  Payor mix is a significant variable in the Company’s estimate for retail revenues. Fluctuations in payor mix that may result in a 5% to 10% change in the estimate could increase or decrease revenues as of December 31, 2022, by approximately $114,000 to $227,000.

Patient Income

The Company has stand-alone facilities in Lima, Peru and Guayaquil, Ecuador, where a contract exists between the Company’s facilities and the individual patient treated at the facility. Under ASC 606, the Company acts as the principal in this transaction and provides, at a point in time, a single performance obligation, in the form of a Gamma Knife treatment. Revenue related to a Gamma Knife treatment is recognized on a gross basis at the time when the patient receives treatment. There is no variable consideration present in the Company’s performance obligation and the transaction price is agreed upon per the stated contractual rate. GKPeru's payment terms are typically prepaid for self-pay patients and insurance provider payments are paid net 30 days. GKCE's patient population is primarily covered by a government payor and payments are paid approximately 30 to 60 days upon invoice. The Company did not capitalize any incremental costs related to the fulfillment of its customer contracts. Accounts receivable earned by GKPeru were not significant for the years ended December 31, 2022 and 2021. GKCE’s accounts receivable were $862,000 and $435,000 for the years ended December 31, 2022 and 2021. As of December 31, 2022 and 2021, the Company recognized revenues of approximately $3,091,000 and $2,909,000 under ASC 606, respectively.

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

As of April 1, 2021, the Company reduced its estimate for salvage value for nine of its domestic Gamma Knife Perfexion units. As of October 1, 2022, the Company further reduced its estimate for salvage value for one of its domestic Gamma Knife Perfexion units. The net effect of the change in estimate made October 1, 2022, for the year ended December 31, 2022, was a decrease in net income of approximately $17,000 or $0.00 per diluted share. This change in estimate will also impact future periods.  See Note 3 - Property and Equipment to the consolidated financial statements for further discussion on salvage value.  As of December 31, 2022, the Company has seven domestic Gamma Knife units with salvage value ranging from $140,000 to $300,000. A further change in estimate for salvage value could have an impact on future earnings of the Company.  For example, if the Company determined the salvage value of the existing seven domestic Gamma Knife units should be $0, there could be an annual increase to depreciation expense of approximately $514,000.

2022 Results

For the year ended December 31, 2022, 55% of the Company’s revenue was derived from its Gamma Knife business and 45% was derived from the PBRT system. For the year ended December 31, 2021, 66% of the Company’s revenue was derived from its Gamma Knife business and 34% was derived from the PBRT system.

TOTAL REVENUE

		Increase
(in thousands)	2022	(Decrease)	2021
Total revenue	$19,746	12.0%	$17,628

Total revenue in 2022 increased 12.0% compared to 2021 primarily due an increase in PBRT revenues, offset by a decrease in domestic Gamma Knife revenue.  Domestic Gamma Knife volumes were down compared to the prior year, offset by an increase in average reimbursement. Revenues from the Company’s domestic segment increased $1,936,000 in 2022 compared to 2021 due to an increase in PBRT volumes and PBRT and Gamma Knife average reimbursement, offset by lower Gamma Knife volumes.  Revenues from the Company’s international segment increased by $182,000 in 2022 compared to 2021 due to an increase in volume and average reimbursement.

Gamma Knife Revenue

		Increase
	2022	(Decrease)	2021
Revenue from Gamma Knife (in thousands)	$10,794	(7.2)%	$11,629
Number of Gamma Knife procedures	1,286	(10.4)%	1,436
Average revenue per procedure	$8,393	3.6%	$8,098

Gamma Knife revenue for 2022 was $10,794,000 compared to $11,629,000 in 2021. Gamma Knife revenue for 2022 decreased $835,000 compared to 2021 due to a decrease in procedures, offset by an increase in average reimbursement.

The number of Gamma Knife procedures performed in 2022 decreased 150 compared to 2021 primarily due to the expiration of two contracts in the first and fourth quarters of 2021. Excluding the two Gamma Knife contracts that expired, Gamma Knife procedures for existing sites decreased 5% in 2022 compared to the prior year. The decrease in Gamma Knife procedures for existing customer sites was due to normal, cyclical fluctuations. The number of international Gamma Knife procedures increased 2% in 2022 compared to 2021.

Revenue per procedure increased by $295 in 2022 compared to 2021. This increase was due to higher reimbursement at the Company’s retail sites, driven by several large reimbursements from commercial payors at a few of the customer sites.

Proton Therapy Revenue

		Increase
	2022	(Decrease)	2021
Revenue from PBRT (in thousands)	$8,952	47.8%	$6,058
Number of PBRT fractions	5,296	19.7%	4,426
Average revenue per fraction	$1,690	23.5%	$1,369

PBRT revenue for 2022 was $8,952,000 compared to $6,058,000 in 2021. The number of PBRT fractions performed in 2022 was 5,296 compared to 4,426 in 2021. Revenue per fraction in 2022 was $1,690 compared to $1,369 in 2021. The increase in PBRT volume was due to lower volumes in the prior year driven by the continued impact from the COVID-19 pandemic and down-time for repair of system components.  The average reimbursement increased due to a shift in payor mix from Medicare to commercial or other payors, which are reimbursed at a higher amount.

COSTS OF REVENUE

		Increase
(In thousands)	2022	(Decrease)	2021
Total costs of revenue	$11,364	4.2%	$10,902
Percentage of total revenue	57.6%		61.8%

The Company’s costs of revenue, consisting of maintenance and supplies, depreciation and amortization, and other operating expenses (such as insurance, property taxes, sales taxes, marketing costs and operating costs from the Company’s retail sites) increased by $462,000 in 2022 compared to 2021.

Maintenance and supplies and other direct operating costs, related party as a percentage of total revenue were 15.1% and 14.1% in 2022 and 2021, respectively. Maintenance and supplies and other direct operating costs, related party increased by $482,000 in 2022 compared to 2021. The increase in 2022 compared to 2021was primarily due to a maintenance contract for one of the Company’s Gamma Knife Icon upgrades, which commenced in the fourth quarter of 2021 and maintenance contracts for existing domestic customers, which commenced in September 2021 and January 2022.

Depreciation and amortization costs as a percentage of total revenue were 23.9% and 27.5% in 2022 and 2021. Depreciation and amortization costs decreased $130,000 in 2022 compared to 2021. The decrease in 2022 compared to 2021was due to the expiration of one contract in each of the first and fourth quarters of 2021, offset by the Company’s change in estimate for salvage value. As of  April 1, 2021, the Company reduced its estimate for salvage value for nine of its Gamma Knife units. As of October 1, 2022, the Company further reduced its estimate for salvage value for one of its domestic Gamma Knife Perfexion units. The net effect of the change in estimate made October 1, 2022, for the year ended December 31, 2022, was a decrease in net income of approximately $17,000 or $0.00 per diluted share. Salvage value is based on the estimated fair value of the equipment at the end of its useful life. This change in estimate also impacts future periods.

Other direct operating costs as a percentage of total revenue were 18.6% and 20.2% in 2022 and 2021, respectively. Other direct operating costs increased by $110,000 in 2022 compared to 2021. The increase in 2022 was primarily due to increased operating costs at the Company’s international sites.

SELLING AND ADMINISTRATIVE EXPENSE

		Increase
(In thousands)	2022	(Decrease)	2021

Selling and administrative expense	$5,145	13.6%	$4,531
Percentage of total revenue	26.1%		25.7%

The Company’s selling and administrative costs increased $614,000 in 2022 compared to 2021. The increase in 2022 was due to higher sales and related fees associated with new business opportunities.

INTEREST EXPENSE

		Increase
(In thousands)	2022	(Decrease)	2021

Interest expense	$806	9.1%	$739
Percentage of total revenue	4.1%		4.2%

The Company's interest expense increased $67,000 in 2022 compared to 2021. On April 9, 2021, the Company refinanced predominantly all of its existing debt and finance lease portfolio.  The term loan (the “Term Loan”) and delayed draw term loan (the “DDTL”) carry a floating interest rate of LIBOR plus 3%.  The increase for the year ended December 31, 2022 was due to an increase in LIBOR compared to the same period of the prior year.

(LOSS) ON WRITE DOWN OF IMPAIRED ASSETS AND ASSOCIATED REMOVAL COSTS

		Increase
(In thousands)	2022	(Decrease)	2021

Loss on write down of impaired assets	$—	*	$105

Percentage of total revenue	0.0%		0.6%

As of December 31, 2022 and 2021, the Company recognized a loss on the write down of impaired assets of $0 and $105,000, respectively. The Company reviewed its Gamma Knife and PBRT equipment, in light of available information as of December 31, 2022 and 2021 and concluded no additional impairment exists.  As of December 31, 2021, the Company recognized an additional $105,000 related to the removal costs of one of the unit that was impaired in 2020 and removed in January 2022.

(LOSS) ON EARLY EXTINGUISHMENT OF DEBT

		Increase
(In thousands)	2022	(Decrease)	2021

(Loss) on extinguishment of debt	$—	*	$(401)

Percentage of total revenue	*		(2.3)%

The Company recorded a loss on the extinguishment of debt of $401,000 for the year ended December 31, 2021. On April 9, 2021, the Company refinanced the majority of its existing debt and finance lease portfolio with a new lender.  The prepayment penalties charged by the existing lenders of $401,000 was recorded as a loss on extinguishment during the year ended December 31, 2021.

INCOME TAX EXPENSE

		Increase
(In thousands)	2022	(Decrease)	2021

Income tax expense	$963	258.0%	$269
Percentage of total revenue	4.9%		1.5%
Percentage of income, after net income attributable to non-controlling interests, and before income taxes	42.0%		58.1%

Income tax expense increased $694,000 in 2022 compared to 2021. The increase in income tax expense in 2022 was due to higher earnings during 2022, return-to-provision adjustments arising from foreign tax returns filed during 2022, as well as permanent domestic tax differences.

The Company anticipates that it will continue to record income tax expense if it operates profitably in the future. Currently there are state income tax payments required for most states in which the Company operates. At December 31, 2022, the Company exhausted the remainder of its net operating loss carryforward for federal income tax return purposes. The Company has net operating loss carryforwards for state income tax purposes.

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS

		Increase
(In thousands)	2022	(Decrease)	2021

Net income attributable to non-controlling interests	$227	(53.1)%	$484

Percentage of total revenue	1.1%		2.7%

Net income attributable to non-controlling interests decreased $257,000 in 2022 compared to 2021. Net income attributable to non-controlling interests represents the pre-tax income earned by the 19% non-controlling interest in GKF, and the pre-tax income or losses of the non-controlling interests in various subsidiaries controlled by GKF. The decrease or increase in net income attributable to non-controlling interests reflects the relative profitability of GKF. The decrease in 2022 compared to 2021 was due to lower pre-tax income for GKF stand-alone operations.

NET INCOME ATTRIBUTABLE TO AMERICAN SHARED HOSPITAL SERVICES

(In thousands,		Increase
except per share amounts)	2022	(Decrease)	2021

Net income attributable to ASHS	$1,328	584.5%	$194
Net income per share attributable to ASHS, diluted	$0.21	600.0%	$0.03

Net income attributable to American Shared Hospital Services increased $1,134,000 in 2022 compared to 2021. The increase in 2022 compared to 2021 was primarily due to increased revenues in 2022 and the loss on extinguishment of debt recorded in 2021.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary liquidity needs are to fund capital expenditures as well as support working capital requirements. In general, the Company’s principal sources of liquidity are cash and cash equivalents on hand and a $7,000,000 revolving line of credit.  As of December 31, 2022, the Company has not drawn on its line of credit. The Company had cash and cash equivalents, including restricted cash, of $12,453,000 at December 31, 2022 compared to $8,263,000 at December 31, 2021, an increase of $4,190,000. The Company’s expected primary cash needs on both a short and long-term basis are for capital expenditures, business expansion, working capital, and other general corporate purposes.

Operating activities provided $7,235,000 of cash in 2022, which was driven by net income of $1,555,000, non-cash charges for depreciation and amortization of $4,783,000, stock-based compensation expense of $399,000, amortization of deferred issuance costs of $84,000, deferred income taxes of $344,000, income taxes payable of $159,000 changes in payables and other accrued liabilities of $608,000, and changes in receivables of $696,000. These were offset by net changes in Right-of-Use assets and lease liabilities of $40,000, changes in prepaids and other assets of $111,000, changes in related party liabilities of $845,000 and payment of asset retirement obligations of $397,000.

The Company’s trade accounts receivable decreased by $410,000 to $3,801,000 at December 31, 2022 from $4,211,000 at December 31, 2021. The number of days revenue (sales) outstanding (“DSO”) in accounts receivable as of December 31, 2022 was 70 days compared to 87 days at December 31, 2021. DSO can and does fluctuate depending on timing of customer payments received and the mix of fee per use versus retail customers. Retail sites generally have longer collection periods than fee per use sites.

Investing activities used $388,000 of cash in 2022, due to payments made towards the purchase of property and equipment.

Financing activities used $2,657,000 of cash during 2022, which was driven by payments on long-term debt of $2,032,000, distributions to non-controlling interests of $573,000, debt issuance costs of $9,000 and payments on short-term financing of insurance premiums of $48,000. This was offset by $5,000 in proceeds from options exercised during 2022.

Working Capital

The Company had working capital at December 31, 2022 of $13,548,000 compared to working capital of $9,196,000 at December 31, 2021. The $4,352,000 increase in net working capital was primarily due to increased cash generation from a lower DSO and the refinancing that occurred during the second quarter of 2021. The refinancing decreased the Company’s current debt and finance obligations in addition to providing excess working capital.  The Company also secured a $7,000,000 revolving line of credit as part of the refinancing.  The Company has not drawn on the line as of December 31, 2022. The Company believes that its cash flow from operations, cash on hand and other cash resources are adequate to meet its scheduled debt and finance lease obligations during the next 12 months. See additional discussion below related to commitments. See Note 5 - Long-Term Debt Financing to the consolidated financial statements for more information.

The Company, in the past, has secured financing for its Gamma Knife and radiation therapy units. The Company has secured financing for its projects from several lenders and anticipates that it will be able to secure financing on future projects from these or other lending sources, but there can be no assurance that financing will continue to be available on acceptable terms.

Long-Term Debt

Prior to April 2021, GKF generally financed its U.S. Gamma Knife units, upgrades and additions with loans or finance leases from various finance companies for typically 100% of the cost of each Gamma Knife, plus any sales tax, customs, and duties. On April 9, 2021, the Company and certain of its domestic subsidiaries entered into a five year $22,000,000 credit agreement with Fifth Third Bank, N.A., which refinanced its existing domestic Gamma Knife portfolio.  The lease financing previously obtained by Orlando was also refinanced as long-term debt by the Credit Agreement. The Credit Agreement includes a $7,000,000 revolving line of credit that the Company has not drawn on as of December 31, 2022. The Credit Agreement is 48% amortized over a 58-month period with a balloon payment upon maturity and is secured by a lien on substantially all of the assets of the Company and certain of its domestic subsidiaries. The Company’s Gamma Knife unit in Ecuador is financed with DFC. The DFC Loan is secured by a lien on GKCE’s assets. The amount outstanding under the DFC Loan is payable in 29 quarterly installments with a fixed interest rate of 3.67%.

As of December 31, 2021, LIBOR will no longer be used to price new loans, but 1-month, 3-month, 6-month and 12-month maturities will continue to be published through 2023. The Company is working with Fifth Third Bank to determine an alternative base rate. The Revolving Line is charged an unused line fee of 0.25% per annum. The Term Loan and DDTL have interest and principal payments due quarterly. Principal amortization on an annual basis for the Term Loan and DDTL equates to 48% of the original principal loan commitments in years one through five and an end of term payment of the remaining principal balance. See Note 5 - Long Term Debt to the consolidated financial statements for additional information.

Commitments

As of December 31, 2022, the Company had commitments to purchase two MEVION S250i PBRT systems for $34,000,000, and commitments to purchase and install Gamma Knife and LINAC equipment totaling $13,243,000. There are no significant cash requirements, pending financing, for these commitments in the next 12 months. There can be no assurance that financing will be available for the Company’s current or future projects, or at terms that are acceptable to the Company.  However, the Company currently has cash on hand of $12,453,000 and a line of credit of $7,000,000 to fund these projects.

The Company also had commitments to service these various equipment commitments totaling $15,374,000. The Gamma Knife and certain other service contracts are paid monthly, as service is performed. The Company believes that cash flow from operations, cash on hand and its line of credit will be sufficient to cover these payments.  See Note 10 - Commitments and Contingencies to the consolidated financial statements for further discussion on commitments.

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

The following summarizes related party activity for the years ended December 31, 2022 and 2021:

	December 31,
	2022	2021
Equipment purchases and de-install costs	$1,844,000	$1,906,000
Costs incurred to maintain equipment	1,094,000	759,000
Total related party transactions	$2,938,000	$2,665,000

The Company also had related party commitments to purchase one Icon, install four Icon upgrades, purchase two Gamma Plan workstations, purchase two LINACs, and service the related equipment of $17,407,000 as of December 31, 2022.

Related party liabilities on the consolidated balance sheets consist of the following as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Accounts payable and other accrued liabilities	$497,000	$1,992,000

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 10(f)(1) of Regulation S-K under the Exchange Act, the Company is not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Consolidated Financial Statements and Financial Statement Schedules included at page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Our Executive Chairman and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e)) of the Exchange Act) as of the end of the period covered by this annual report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment management believes that, as of December 31, 2022, the Company’s internal control over financial reporting is effective based on those criteria.

(c)	Changes in internal controls over financial reporting.

Our Executive Chairman and our Chief Financial Officer have evaluated the changes to the Company’s internal control over financial reporting that occurred during our last fiscal quarter ended December 31, 2022, as required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2023 Annual Meeting of Shareholders (the “2023 Proxy Statement”). Information regarding executive officers of the Company, included herein under the caption “Executive Officers of the Company” in “Part I, Item 1. Business” above, is incorporated herein by reference.

Information concerning the identification of our standing audit committee required by this Item is incorporated by reference from the 2023 Proxy Statement.

Information concerning our audit committee financial experts required by this Item is incorporated by reference from the 2023 Proxy Statement.

Information concerning compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference from the 2023 Proxy Statement.

We have adopted a Code of Ethics that is available on our website at www.ashs.com. The information on our website is not part of this report. You may also request a copy of this document free of charge by writing our Corporate Secretary.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item is incorporated herein by reference from the 2023 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated herein by reference from the 2023 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated herein by reference from the 2023 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the section entitled “Ratification of the Appointment of Our Independent Registered Public Accounting Firm” in our Proxy Statement for the 2023 Annual Meeting of Stockholders.

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

(b)	Exhibits.

The following Exhibits are filed with this Report.

Exhibit		Incorporated by reference herein
Number	Description	Form	Exhibit	Date
3.1	Articles of Incorporation of the Company.	10-Q 001-08789	3.1	5/15/2017

3.1a	Certificate of Amendment to Articles of Incorporation of the Company.	10-K 001-08789	3.1	3/27/2017

3.2	By-laws of the Company, as amended to date.	10-Q 001-08789	3.2	8/15/2022

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K 001-08789	4.1	4/6/2021

10.1	Operating Agreement for GK Financing, LLC dated as of October 17, 1995 between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	S-1 033-63721	10.12	10/26/1995

10.1a	Amendment Agreement dated as of October 26, 1995 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	S-1/A 033-63721	10.13	3/29/1996

10.1b	Second Amendment Agreement dated as of December 20, 1995 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	S-1/A 033-63721	10.13	3/29/1996

10.1c	Third Amendment Agreement dated as of October 16, 1996 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	10-K 001-08789	10.13b	3/31/1998

10.1d	Amendment Four Agreement dated as of March 31, 1998 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	10-K 001-08789	10.8	3/31/1999

10.1e	Fifth Amendment Agreement dated as of March 31, 1998 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	10-K 001-08789	10.9	3/31/1999

10.1f	Sixth Amendment Agreement dated as of June 5, 1998 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	10-K 001-08789	10.10	3/31/1999

10.1g	Seventh Amendment Agreement dated as of October 18, 2006 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	10-K 001-08789	10.52	4/2/2007

10.1h	Eighth Amendment Agreement dated as of April 28, 2010 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	10-K 001-08789	10.1h	3/30/2016

10.1i	Ninth Amendment Agreement dated as of May 16, 2011 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	10-K 001-08789	10.1i	3/30/2016

10.1j	Tenth Amendment Agreement dated as of March 25, 2021 to the GK Financing, LLC Operating Agreement between American Shared Radiosurgery Services, Inc. and GKV Investments, Inc.	10-K 001-08789	10.1j	3/30/2022

10.2		Lease Agreement for a Gamma Knife Unit dated as of October 29, 1996 between GK Financing, LLC and Methodist Healthcare Systems of San Antonio, Ltd., dba Southwest Texas Methodist Hospital.	10-K 001-08789	10.2	3/30/2016

10.2a		Addendum to Lease Agreement for a Gamma Knife Unit dated as of October 31, 1996 between GK Financing, LLC and Methodist Healthcare System of San Antonio, Ltd., dba Southwest Texas Methodist Hospital.	10-K 001-08789	10.2a	3/30/2016

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

			10-Q 001-08789	10.18b	11/15/2010

10.4		Purchased Services Agreement (for a Gamma Knife Unit) dated as of November 19, 2008 between GK Financing, LLC and Kettering Medical Center.	10-Q 001-08789	10.1	8/11/2016

10.4a		First Amendment to Purchased Services Agreement (for a Gamma Knife Unit) dated as of June 11, 2009 between GK Financing, LLC and Kettering Medical Center.	10-Q 001-08789	10.1a	8/11/2016

10.4b	#	Second Amendment to Purchased Services Agreement (for a Gamma Knife Unit) dated as of February 27, 2014 between GK Financing, LLC and Kettering Medical Center.	10-K 001-08789	10.21c	4/1/2015

10.4c	#	Third Amendment to Purchased Services Agreement (for a Gamma Knife Unit) dated as of March 28, 2019 between GK Financing, LLC and Kettering Medical Center	10-Q 001-08789	10.1	11/7/2019

10.5	#	Lease Agreement for a Gamma Knife Unit (Perfexion Upgrade) dated as of July 30, 2013 between Tufts Medical Center, Inc. (FKA New England Medical Center Hospitals, Inc.) and GK Financing, LLC.	10-K 001-08789	10.22b	3/31/2014

10.5a	#	First Amendment to Lease Agreement for a Gamma Knife Unit (Perfexion Upgrade) dated as of April 23, 2020 between Tufts Medical Center, Inc. (FKA New England Medical Center Hospitals, Inc.) and GK Financing, LLC.	10-Q 001-08789	10.1	8/14/2020

10.6	#	Amended and Restated Equipment Lease Agreement (for a Gamma Knife Unit) dated as of December 12, 2014, between GK Financing, LLC and the Board of Trustees of the University of Arkansas on behalf of the University of Arkansas for Medical Sciences.	10-Q 001-08789	10.4	8/19/2015

10.10		Lease Agreement for a Gamma Knife Unit dated as of November 1, 1999 between GK Financing, LLC and Jackson HMA, Inc. d/b/a Central Mississippi Medical Center.	10-K 001-08789	10.10	3/30/2016

10.10a		Addendum to Lease Agreement for a Gamma Knife Unit dated as of November 1, 1999 between Jackson HMA, Inc. dba Central Mississippi Medical Center and GK Financing, LLC.	10-Q 001-08789	10.34	8/10/2001

10.10b	#	Addendum Two to Lease Agreement for a Gamma Knife Unit dated as of November 6, 2006 between GK Financing, LLC and Jackson HMA, Inc. d/b/a Central Mississippi Medical Center.	10-K 001-08789	10.51	4/2/2007

10.10c		Amendment Three to Lease Agreement for a Gamma Knife Unit dated as of February 23, 2010 between GK Financing, LLC and Jackson HMA, LLC d/b/a Central Mississippi Medical Center.	10-K 001-08789	10.10c	3/30/2016

10.10d		Amendment Four to Lease Agreement for a Gamma Knife Unit dated as of May 1, 2019 between GK Financing, LLC and Jackson HMA, LLC d/b/a Central Mississippi Medical Center.	10-Q 001-08789	10.1	5/11/2020

10.11		Lease Agreement for a Gamma Knife Unit dated as of February 18, 2000 between GK Financing, LLC and OSF HealthCare System.	10-K 001-08789	10.11	3/30/2016

10.11a		Addendum to Lease Agreement for a Gamma Knife Unit dated as of April 13, 2007, between GK Financing, LLC and OSF Healthcare System.	10-Q 001-08789	10.2	8/11/2016

10.11b		Addendum Two to Lease Agreement for a Gamma Knife Unit dated as of October 31, 2012 between GK Financing, LLC and OSF Healthcare System.	10-Q 001-08789	10.2a	8/11/2016

10.11c	#	Addendum Three to Lease Agreement for a Gamma Knife Unit dated as of June 7, 2016 between GK Financing, LLC and OSF Healthcare System.	10-Q 001-08789	10.2b	8/11/2016

10.11d		Addendum Four to Lease Agreement for a Gamma Knife Unit dated as of February 6, 2020 between GK Financing, LLC and OSF Healthcare System.	10-K 001-08789	10.11d	4/6/2021

10.11e	#	Addendum Five to Lease Agreement for a Gamma Knife Unit dated as of April 28, 2021 between GK Financing, LLC and OSF Healthcare System.	10-K 001-08789	10.11e	3/30/2022

10.13		Equipment Lease Agreement (for a Gamma Knife Unit) dated as of February 13, 2003 between GK Financing, LLC and AHS Albuquerque Regional Medical Center, LLC.	10-K 001-08789	10.13	3/30/2016

10.13a	#	Amendment to Equipment Lease Agreement (Perfexion Upgrade) dated as of April 8, 2011 between GK Financing, LLC and Lovelace Health System, Inc., d/b/a Lovelace Medical Center.	10-Q 001-08789	10.62	8/15/2011

10.13b		Assignment and Assumption of Purchase and License Agreement dated as of February 2, 2011 between Elekta, Inc., GK Financing, LLC and Albuquerque GK Equipment, LLC.	10-Q 001-08789	10.62a	8/15/2011

10.13c	#	Icon Upgrade and Amendment Two to Equipment Lease Agreement for a Gamma Knife Unit dated as of October 15, 2019 between GK Financing, LLC and Lovelace Health System, Inc., d/b/a Lovelace Medical Center.	10-Q 001-08789	10.1	11/13/2020

10.14		Equipment Lease Agreement (for a Gamma Knife Unit) dated as of March 21, 2003 between GK Financing, LLC and Northern Westchester Hospital Center.	10-K 001-08789	10.14	3/30/2016

10.14a	#	Amendment to Equipment Lease Agreement (Perfexion Upgrade) dated as of June 8, 2012 between GK Financing, LLC and Northern Westchester Hospital Center.	10-Q 001-08789	10.46a	8/14/2013

10.14b	#	Amendment Two to Equipment Lease Agreement (Reload) dated as of October 7, 2020 between GK Financing, LLC and Northern Westchester Hospital Association.	10-Q 001-08789	10.1	5/13/2021

10.16	#	Purchased Services Agreement (for a Gamma Knife Unit) dated as of March 5, 2008 between GK Financing, LLC and USC University Hospital, Inc.	10-Q 001-08789	10.57	5/14/2008

10.16a	#	First Amendment to Purchased Services Agreement (for a Gamma Knife Unit) dated as of April 1, 2009 between GK Financing, LLC and University of Southern California.	10-Q 001-08789	10.57a	8/14/2009

10.16b	#	Second Amendment to Purchased Services Agreement (for a Gamma Knife Unit) dated as of October 1, 2013 between GK Financing, LLC and University of Southern California.	10-Q 001-08789	10.57b	8/14/2014

10.16c		Third Amendment to Purchased Services Agreement dated as June 30, 2020 between GK Financing, LLC and University of Southern California.	10-Q 001-08789	10.2	11/13/2020

10.16d		Fourth Amendment to Purchased Services Agreement dated as of July 28, 2021 between GK Financing, LLC and University of Southern California.	10-Q 001-08789	10.1	11/10/2021

10.17	#	Equipment Lease Agreement (for a Gamma Knife Unit) dated as of May 1, 2010 between GK Financing, LLC and Fort Sanders Regional Medical Center.	10-Q 001-08789	10.60	5/16/2011

10.17a		Amendment to Lease Agreement (for a Gamma Knife Unit) dated as of January 3, 2012 between GK Financing, LLC and Fort Sanders Regional Medical Center.	10-K 001-08789	10.17a	3/30/2016

10.17b		Second Amendment to Equipment Lease Agreement (for a Gamma Knife Unit) dated as of June 1, 2017 between GK Financing, LLC and Fort Sanders Regional Medical Center.	10-Q 001-08789	10.2	8/10/2017

10.18	#	Leksell Gamma Knife Perfexion Purchased Services Agreement dated as of August 5, 2011 between Jacksonville GK Equipment, LLC and St. Vincent’s Medical Center, Inc.	10-K 001-08789	10.63	3/30/2012

10.18a	#	First Amendment to the Leksell Gamma Knife Perfexion Purchased Services Agreement dated as of October 10, 2011 between Jacksonville GK Equipment, LLC and St. Vincent’s Medical Center, Inc.	10-K 001-08789	10.63a	3/30/2012

10.19	#	Leksell Gamma Knife Perfexion Purchased Services Agreement dated as of January 19, 2012 between GK Financing, LLC and Sacred Heart Health System, Inc.	10-Q 001-08789	10.65	5/15/2013

10.20	#	Leksell Gamma Knife Perfexion Purchased Services Agreement dated as of March 27, 2014 between GK Financing, LLC and PeaceHealth doing business through its operating division PeaceHealth Sacred Heart Medical Center at RiverBend.	10-K 001-08789	10.67	4/1/2015

10.20a		Amendment One to Leksell Gamma Knife Perfexion Purchased Services Agreement dated as of March 27, 2014 between GKF Financing, LLC and PeaceHealth Sacred Heart Medical Center at Riverbend.	10-Q 001-08789	10.2	5/13/2021

10.21	#	Equipment Lease Agreement (for a Gamma Knife Unit) dated as of February 21, 2017 between Bryan Medical Center, and GK Financing, LLC.	10-Q 001-08789	10.1	11/13/2017

10.21a	#	First Amendment to Equipment Lease Agreement (for a Gamma Knife unit) dated as of February 14, 2018 between Bryan Medical Center and GK Financing, LLC	10-Q 001-08789	10.1	5/10/2018

10.22	#	Proton Beam Radiation Therapy Lease Agreement dated as of October 18, 2006 between American Shared Hospital Services and Orlando Regional Healthcare System, Inc.	10-Q 001-08789	10.3	8/11/2016

10.22a	#

Amendment One to Proton Beam Radiation Therapy Lease Agreement dated as of August 12, 2012 between American Shared Hospital Services and Orlando Health, Inc., formerly known as Orlando Regional Healthcare System, Inc.

			10-Q 001-08789	10.3a	8/11/2016

10.23	#	Equipment Lease Agreement (for a Gamma Knife Unit) dated as of May 8, 2018 between The Methodist Hospitals, Inc. and GK Financing, LLC	10-Q 001-08789	10.1	5/13/2019

10.24	•	American Shared Hospital Services Incentive Compensation Plan as Amended and Restated effective June 25, 2021	8-K 001-08789	10.1	7/1/2021

10.25	•	Form of Indemnification Agreement between American Shared Hospital Services and members of its Board of Directors.	10-K 001-08789	10.26	3/30/2016

10.26	•	Form of American Shared Hospital Services Incentive Compensation Plan Performance Share Award Agreement.	10-K 001-08789	10.25	3/27/2017

10.27	•	Offer Letter between the Company and Mr. Raymond C. Stachowiak dated April 22, 2020	8-K 001-08789	99.1	4/22/2020

10.28	•	Offer Letter between the Company and Peter Gaccione dated August 26, 2022.	8-K 001-08789	10.1	9/1/2022

10.29		Credit Agreement dated as of April 9, 2021 among American Shared Hospital Services, PBRT Orlando, LLC and GK Financing, LLC as the initial co-Borrowers, and American Shared Radiosurgery Services as the initial additional Loan Party and Fifth Third Bank, National Association, as Lender.	8-K 001-08789	10.1	4/15/2021

21.1	*	Subsidiaries of American Shared Hospital Services

23.1	*	Consent of Independent Registered Public Accounting Firm

31.1	*	Certification of Principal Executive Officer pursuant to Rule 13a-14a/15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Principal Financial Officer pursuant to Rule 13a-14a/15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	ǂ	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline Instance XBRL contained in Exhibit 101

	*	Filed herewith.
	ǂ	Furnished herewith.
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

AMERICAN SHARED HOSPITAL SERVICES
(Registrant)

March 31, 2023	By:	/s/ Raymond C. Stachowiak
Raymond C. Stachowiak
Executive Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raymond C. Stachowiak	Executive Chairman of the Board (principal executive officer)	March 31, 2023
Raymond C. Stachowiak

/s/ Daniel G. Kelly Jr.	Director	March 31, 2023
Daniel G. Kelly JR.

/s/ Ernest A. Bates	Director	March 31, 2023
Ernest A. Bates, M.D.

/s/ Kathleen Miles	Director	March 31, 2023
Kathleen Miles

/s/ Vicki L. Wilson	Director	March 31, 2023
Vicki Wilson

/s/ Craig K. Tagawa	President and Chief Financial Officer	March 31, 2023
Craig K. Tagawa	(principal financial officer and principal accounting officer)

AMERICAN SHARED HOSPITAL SERVICES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

and

CONSOLIDATED FINANCIAL STATEMENTS

AS OF December 31, 2022 and 2021,

and

FOR THE YEARS THEN ENDED

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

American Shared Hospital Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Shared Hospital Services, Inc. (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, shareholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Retail Revenue Recognition – Estimates of Reimbursement Rates and Payor Mix

As described in Note 2 in the Company’s consolidated financial statements, the Company has retail customer revenue classified as either turn-key or revenue sharing that are recognized under Accounting Standards Codification 842 Leases. Under revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital. Under turn-key arrangements, the Company receives payment from the hospital based on the amount of the hospital’s reimbursement from third party payors.

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

The primary procedures we performed to address this critical audit matter included:

•

Obtaining management’s reconciliation of retail revenue and accounts receivable by site and agreeing to supporting documentation related to the estimated reimbursement rates and payor mix used in the calculation.

•

Obtaining third party confirmations, confirming the number of procedures, payment dates and amounts paid, and reconciling confirmed amounts to management’s reconciliation, to validate the approximate rate per procedure.

•	Testing subsequent cash receipts and evaluating the reasonableness of the estimates through a look-back analysis over retail revenue as compared to accounts receivable balances previously recognized.

•

Developing an independent expectation of reimbursement rates per procedure based on historical trends, procedures, and payment amounts received through confirmation directly with the hospital and comparing to management’s estimates.

Property and Equipment - Salvage Value on Equipment

As described in Note 2 to the consolidated financial statements, property and equipment are stated at cost less accumulated depreciation. Depreciation for Gamma Knife, and other equipment is determined using the straight-line method over the estimated useful lives of the assets, which for medical and office equipment is generally from 3 to 10 years, and after accounting for salvage value on the equipment where indicated. Salvage value is based on the estimated fair value of the equipment at the end of its useful life. As of December 31, 2022, the Company had seven domestic Gamma Knife units with salvage value ranging from $140,000 to $300,000.

We identified management’s estimates of salvage value including qualitative assessments of certain equipment as a critical audit matter.  Determination of salvage values involves significant judgment and estimation, involving measurement uncertainty, as there is no active resale market for the Gamma Knife units due to limited sellers and buyers and trade-ins for the equipment are not guaranteed. Trade-ins are highly dependent on future demand, values and the Company’s relationship with the supplier, a related party of the Company.  In turn, auditing management’s judgments and estimates related to salvage value of certain equipment, involved a high degree of subjectivity.

The primary procedure we performed to address this critical audit matter included evaluating management’s determination of salvage values by comparing determined salvages values with historical trade-in transactions and publicly available transaction information, if available, which may include reviewing relevant purchase agreements, supplier agreements or information, and evaluating publicly available transaction information.

/s/ Moss Adams LLP

San Francisco, California

March 31, 2023

We have served as the Company’s auditor since 2000.

AMERICAN SHARED HOSPITAL SERVICES CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,335,000	$8,145,000
Restricted cash	118,000	118,000
Accounts receivable, net of allowance for doubtful accounts of $100,000 At December 31, 2022 and December 31, 2021	3,801,000	4,211,000
Other receivables	327,000	613,000
Prepaid maintenance	1,245,000	1,174,000
Prepaid expenses and other current assets	897,000	826,000

Total current assets	18,723,000	15,087,000

PROPERTY AND EQUIPMENT, net	23,467,000	28,254,000
LAND	19,000	19,000
GOODWILL	1,265,000	1,265,000
INTANGIBLE ASSETS	78,000	78,000
RIGHT OF USE ASSETS, net	317,000	654,000
OTHER ASSETS	87,000	73,000
TOTAL ASSETS	$43,956,000	$45,430,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$230,000	$318,000
Employee compensation and benefits	735,000	423,000
Other accrued liabilities	1,544,000	1,505,000
Related party liabilities	497,000	1,342,000
Asset retirement obligations, related party (includes $107,000 non-related party at December 31, 2021)	360,000	757,000
Income taxes payable	255,000	96,000
Current portion of lease liabilities	292,000	369,000
Current portion of long-term debt, net	1,262,000	1,081,000

Total current liabilities	5,175,000	5,891,000

LONG-TERM LEASE LIABILITIES, less current portion	59,000	359,000
LONG-TERM DEBT, net, less current portion	12,205,000	14,323,000
DEFERRED REVENUE, less current portion	70,000	140,000
DEFERRED INCOME TAXES	822,000	478,000

TOTAL LIABILITIES	18,331,000	21,191,000
COMMITMENTS AND CONTINGENCIES (See Note 10)
SHAREHOLDERS’ EQUITY
Common stock
Common stock, no par value (10,000,000 authorized; Issued and outstanding shares – 6,184,000 at December 31, 2022 and 6,049,000 at December 31, 2021	10,763,000	10,758,000
Additional paid-in capital	7,843,000	7,444,000
Retained earnings	3,019,000	1,691,000
Total equity- American Shared Hospital Services	21,625,000	19,893,000
Non-controlling interests in subsidiaries	4,000,000	4,346,000
Total shareholders’ equity	25,625,000	24,239,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$43,956,000	$45,430,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES CONSOLIDATED STATEMENTS OF INCOME

	YEARS ENDED December 31,
	2022	2021

Revenues:
Rental income from medical services	$16,655,000	$14,719,000
Patient income	3,091,000	2,909,000
	19,746,000	17,628,000
Costs of revenue:
Maintenance and supplies	1,878,000	1,731,000
Depreciation and amortization	4,726,000	4,856,000
Other direct operating costs	3,666,000	3,556,000
Other direct operating costs, related party	1,094,000	759,000
	11,364,000	10,902,000
Gross margin	8,382,000	6,726,000

Selling and administrative expense	5,145,000	4,531,000
Interest expense	806,000	739,000
Loss on write down of impaired assets and associated removal costs	—	105,000

Operating income	2,431,000	1,351,000

(Loss) on early extinguishment of debt	—	(401,000)
Interest and other (loss) income	87,000	(3,000)
Income before income taxes	2,518,000	947,000
Income tax expense	963,000	269,000

Net income	1,555,000	678,000

Less: net (income) attributable to non-controlling interests	(227,000)	(484,000)
Net income attributable to American Shared Hospital Services	$1,328,000	$194,000

Net income per share attributable to American Shared Hospital Services:
Earnings per common share - basic	$0.21	$0.03
Earnings per common share - diluted	$0.21	$0.03

Weighted average common shares for basic earnings per share	6,297,000	6,044,000
Weighted average common shares for diluted earnings per share	6,303,000	6,059,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	YEARS ENDED December 31, 2022 and 2021
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Sub-Total ASHS	Non-controlling Interests in Subsidiaries	Total
Balances at December 31, 2020	5,791,000	$10,753,000	$7,024,000	$1,497,000	$19,274,000	$4,376,000	$23,650,000
Stock-based compensation expense	—	—	420,000	—	420,000	—	420,000
Options exercised	5,000	5,000	—	—	5,000	—	5,000
Issuance of deferred restricted stock awards	123,000	—	—	—	—	—	—
Vested restricted stock awards	130,000	—	—	—	—	—	—
Cash distributions to non-controlling interests	—	—	—	—	—	(514,000)	(514,000)
Net income	—	—	—	194,000	194,000	484,000	678,000
Balances at December 31, 2021	6,049,000	10,758,000	7,444,000	1,691,000	19,893,000	4,346,000	24,239,000
Stock-based compensation expense	—	—	399,000	—	399,000	—	399,000
Options exercised	3,000	5,000	—	—	5,000	—	5,000
Vested restricted stock awards	132,000	—	—	—	—	—	—
Cash distributions to non-controlling interests	—	—	—	—	—	(573,000)	(573,000)
Net income	—	—	—	1,328,000	1,328,000	227,000	1,555,000
Balances at December 31, 2022	6,184,000	$10,763,000	$7,843,000	$3,019,000	$21,625,000	$4,000,000	$25,625,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED December 31,
	2022	2021
OPERATING ACTIVITIES
Net income	$1,555,000	$678,000
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	4,783,000	4,972,000
Non cash lease expense	337,000	309,000
Accretion of deferred issuance costs	84,000	59,000
Loss on write down impaired assets	—	105,000
Loss on sublease impairment, net	—	74,000
Loss on extinguishment of debt	—	401,000
Deferred income taxes	344,000	60,000
Stock-based compensation expense	399,000	420,000
Interest expense associated with lease liabilities	29,000	42,000
Changes in operating assets and liabilities:
Receivables	696,000	(519,000)
Prepaid expenses and other assets	(111,000)	14,000
Asset retirement obligations, related party	(397,000)	(618,000)
Related party liabilities	(845,000)	775,000
Lease liability	(406,000)	(351,000)
Accounts payable, accrued liabilities and deferred revenue	608,000	76,000
Income taxes payable	159,000	(230,000)
Net cash provided by operating activities	7,235,000	6,267,000
INVESTING ACTIVITIES
Payment for purchases of property and equipment	(388,000)	(1,674,000)
Net cash (used in) investing activities	(388,000)	(1,674,000)
FINANCING ACTIVITIES
Principal payments on long-term debt	(2,032,000)	(3,927,000)
Principal payments on finance leases	—	(8,919,000)
Long-term debt financing	—	13,897,000
Prepayment penalties	—	(401,000)
Distributions to non-controlling interests	(573,000)	(514,000)
Debt issuance costs long-term debt	(9,000)	(325,000)
Proceeds from options exercised	5,000	5,000
Principal payments on short-term financing prepaid insurance	(48,000)	(471,000)
Net cash (used in) financing activities	(2,657,000)	(655,000)
Net change in cash and cash equivalents	4,190,000	3,938,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of year	8,263,000	4,325,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of year	$12,453,000	$8,263,000

See accompanying notes

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$722,000	$680,000
Cash paid for income taxes	$169,000	$712,000

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Right of use assets and lease liabilities	$—	$151,000
Acquisition of equipment with long-term debt financing	$—	$1,103,000

DETAIL OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD
Cash and cash equivalents	$12,335,000	$8,145,000
Restricted cash	118,000	118,000
Cash, cash equivalents, and restricted cash at end of period	$12,453,000	$8,263,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS AND BASIS OF PRESENTATION

Business – These consolidated financial statements include the accounts of American Shared Hospital Services (“ASHS”) and its subsidiaries (the “Company”) as follows: ASHS wholly-owns the subsidiaries American Shared Radiosurgery Services (“ASRS”), PBRT Orlando, LLC (“Orlando”), OR21, Inc., and MedLeader.com, Inc. (“MedLeader”); ASHS is the majority owner of Long Beach Equipment, LLC (“LBE”); ASRS is the majority-owner of GK Financing, LLC (“GKF”) which wholly-owns the subsidiary Instituto de Gamma Knife del Pacifico S.A.C. (“GKPeru”). GKF is the majority owner of the subsidiaries Albuquerque GK Equipment, LLC (“AGKE”) and Jacksonville GK Equipment, LLC (“JGKE”). GKF formed HoldCo GKC S.A. (“HoldCo”) to acquire Gamma Knife Center Ecuador S.A. (“GKCE”).

The Company (through ASRS) and Elekta AG (“Elekta”), the manufacturer of the Gamma Knife (through its wholly-owned United States subsidiary, GKV Investments, Inc.), entered into an operating agreement and formed GKF. During 2022, GKF leased Gamma Knife units to twelve medical centers in the United States in the states of California, Florida, Illinois, Indiana, Mississippi, Nebraska, New Mexico, New York, Ohio, Oregon, and Texas. GKF also owns and operates two single-unit Gamma Knife facilities in Lima, Peru and Guayaquil, Ecuador. The Company through its wholly-owned subsidiary, Orlando, provided proton beam radiation therapy (“PBRT”) and related equipment to a customer in the United States.

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

On  April 27, 2022, the Company signed a Joint Venture Agreement (the “Agreement”) with the principal owners of Guadalupe Amor Y Bien (“Guadalupe”) to establish AB Radiocirugia Y Radioterapia de Puebla, S.A.P.I. de C.V. of Puebla (“Puebla”) to treat public- and private-paying cancer patients. The Company and Guadalupe will hold 85% and 15% ownership interests, respectively, in Puebla. Under the Agreement, the Company will be responsible for providing a linear accelerator upgrade to an Elekta Versa HD, and Guadalupe will be accountable for all site modification costs.  The Company formed ASHS-Mexico, S.A. de C.V. on October 3, 2022 to establish Puebla in order to provide radiation therapy and radiosurgery services locally in Mexico.  Puebla was formed on December 15, 2022.

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

Advertising and marketing – The Company expenses advertising and marketing costs as incurred (collectively, “marketing costs”). Marketing costs were $233,000 and $211,000 during the years ended December 31, 2022 and 2021, respectively. Marketing costs include joint marketing with customers and corporate advertising costs. Marketing costs are recorded in other direct operating costs and sales and administrative costs in the consolidated statements of income.

Sales and Service – The Company markets its financial and turnkey solutions directly to cancer treatment centers, hospitals, and large cancer networks worldwide through its sales staff.  Sales expense includes payroll and travel costs for the Company’s sales staff. The Company also typically provides the equipment, as well as planning, installation, reimbursement and marketing support services to its customers.

Cash and cash equivalents – The Company considers all liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Restricted cash is not considered a cash equivalent for purposes of the consolidated statements of cash flows.

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted cash – Restricted cash represents the minimum cash that must be maintained in GKF to fund operations, per the subsidiary’s operating agreement and the minimum cash that must be maintained by GKF per it’s financing agreement with the United States International Development Finance Corporation (“DFC”).  See further discussion at Note 5 - Long Term Debt.

Business and credit risk – The Company maintains its cash balances, which exceed federally insured limits, in financial institutions. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents. The Company monitors the financial condition of the financial institutions it uses on a regular basis.

All of the Company’s revenue was provided by fifteen and seventeen customers in 2022 and 2021, respectively. One customer accounted for approximately 45% and 34% of the Company’s total revenue in 2022 and 2021, respectively. At December 31, 2022, four customers each individually accounted for 12%, 14%, 16% and 22% of total accounts receivable, respectively. At December 31, 2021, two customers each individually accounted for 31% and 10% of total accounts receivable, respectively. The Company performs credit evaluations of its customers and generally does not require collateral. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in any particular geographic area.

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

Property and equipment – Property and equipment are stated at cost less accumulated depreciation. Depreciation for Gamma Knife and other equipment is determined using the straight-line method over the estimated useful lives of the assets, which for medical and office equipment is generally 3 – 10 years, and after accounting for salvage value on the equipment where applicable. The Company acquired a building as part of the acquisition of GKCE in June 2020. Depreciation for buildings is determined using the straight-line method over 20 years. The Company determines salvage value based on the estimated fair value of the equipment at the end of its useful life. As of   April 1, 2021, the Company reduced its estimate for salvage value for nine of its domestic Gamma Knife Perfexion units. As of October 1, 2022, the Company further reduced its estimate for salvage value for one of its domestic Gamma Knife Perfexion units. The net effect of the change in estimate made October 1, 2022, for the year ended  December 31, 2022, was a decrease in net income of approximately $17,000 or $0.00 per diluted share. This change in estimate will also impact future periods. As of December 31, 2022, the Company had seven domestic Gamma Knife units with salvage value ranging from $140,000 to $300,000.  As of December 31, 2021, the Company had seven domestic Gamma Knife units with salvage value ranging from $175,000 to $400,000.

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

The Company leases Gamma Knife and radiation therapy equipment to its customers under arrangements accounted for as operating leases. At December 31, 2022, the Company held equipment under operating lease contracts with customers with an original cost of $69,306,000 and accumulated depreciation of $47,992,000. At December 31, 2021, the Company held equipment under operating lease contracts with customers with an original cost of $68,994,000 and accumulated depreciation of $43,400,000.

As of December 31, 2022 and 2021, the Company recognized a loss on the write down of impaired assets of $0 and $105,000, respectively. The impairment as of  December 31, 2021 was related to the removal costs of one of the Gamma Knife units that was impaired during the year ended December 31, 2020. See further discussion under Note 2 - Long-lived asset impairment and Note 3 - Property and Equipment.

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – ACCOUNTING POLICIES (CONTINUED)

Revenue recognition - The Company recognizes revenues under ASC 842 Leases (“ASC 842”) and ASC 606 Revenue from Contracts with Customers (“ASC 606”).

Rental income from medical services – The Company recognizes revenues under ASC 842 when services have been rendered and collectability is reasonably assured, on either a fee per use or revenue sharing basis. The terms of the contracts do not contain any guaranteed minimum payments. The Company’s contracts are typically for a 10-year term and are classified as either fee per use or retail. Retail arrangements are further classified as either turn-key or revenue sharing. Revenues from fee per use contracts is determined by each hospital’s contracted rate. Revenues are recognized at the time the procedures are performed, based on each hospital’s contracted rate and the number of procedures performed. Under revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital. The amount the Company expects to receive is recorded as revenue and estimated based on historical experience. Revenue estimates are reviewed periodically and adjusted as necessary. Under turn-key arrangements, the Company receives payment from the hospital at an agreed upon percentage share of the hospital’s reimbursement from third party payors, and the Company is responsible for paying all the operating costs of the equipment. Operating costs are determined primarily based on historical treatment protocols and cost schedules with the hospital. The Company records an estimate of operating costs which are reviewed on a regular basis and adjusted as necessary to more accurately reflect the actual operating costs. For turn-key sites, the Company also shares a percentage of net operating profit. The Company records an estimate of net operating profit based on estimated revenues, less estimated operating costs. The operating costs and estimated net operating profit are recorded as other direct operating costs in the consolidated statement of operations. As of December 31, 2022 and 2021, the Company recognized revenues of approximately $16,655,000 and $14,719,000 under ASC 842, respectively, of which approximately $8,952,000 and $6,058,000 were for PBRT services, respectively.

Patient income – The Company has stand-alone facilities in Lima, Peru and Guayaquil, Ecuador, where a contract exists between the Company’s facilities and the individual patient treated at the facility. Under ASC 606, the Company acts as the principal in this transaction and provides, at a point in time, a single performance obligation, in the form of a Gamma Knife treatment. Revenue related to a Gamma Knife treatment is recognized on a gross basis at the time when the patient receives treatment. There is no variable consideration present in the Company’s performance obligation and the transaction price is agreed upon per the stated contractual rate. GKPeru’s payment terms are typically prepaid for self-pay patients and insurance provider payments are paid net 30 days. GKCE’s patient population is primarily covered by a government payor and payments are paid between 3 and 6 months. Timing of payments from the government payor can fluctuate year to year based on local social or economic changes. The Company did not capitalize any incremental costs related to the fulfillment of its customer contracts. Accounts receivable earned by GKPeru were not significant for the years ended December 31, 2022 and 2021. GKCE's accounts receivable were $862,000 and $435,000 for the years ended December 31, 2022 and 2021. As of December 31, 2022 and 2021, the Company recognized revenues of approximately $3,091,000 and $2,909,000 under ASC 606, respectively.

Stock-based compensation – The Company measures all stock-based compensation awards at fair value and records such expense in its consolidated financial statements over the requisite service period of the related award. See Note 8 - Stock-Based Compensation Expense for additional information on the Company’s stock-based compensation programs.

Costs of revenue – The Company’s costs of revenue consist primarily of maintenance and supplies, depreciation and amortization, and other operating expenses (such as insurance, property taxes, sales taxes, marketing costs and operating costs from the Company’s retail sites). Costs of revenues are recognized as incurred.

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

See Note 7 - Income Taxes for further discussion on income taxes.

Functional currency – Based on guidance provided in accordance with ASC 830, Foreign Currency Matters (“ASC 830”), the Company analyzes its operations outside the United States to determine the functional currency of each operation. Management has determined that these operations are initially accounted for in U.S. dollars since the primary transactions incurred are in U.S. dollars and the Company provides significant funding towards the startup of the operation. When Management determines that an operation has become predominantly self-sufficient, the Company will reassess its accounting for the operation to the local currency from the U.S. dollar. The Company analyzed it’s Gamma Knife site in Peru under ASC 830 as of December 31, 2022 and 2021 and concluded the functional currency was the U.S. dollar. As facts and circumstances change, the Company will revisit this conclusion.  The functional currency of the Company’s Gamma Knife site in Ecuador is the U.S. dollar because that is the local currency of Ecuador.

Asset Retirement Obligations – Based on the guidance provided in ASC 410, Asset Retirement Obligations (“ASC 410”), the Company analyzed its existing lease agreements and determined whether an asset retirement obligation (“ARO”) exists to remove the respective units at the end of the lease terms. As of December 31, 2020, four of the Company's Gamma Knife customers notified the Company of their intent to terminate their contracts at the contract lease term. The Company recorded an ARO liability for these four sites, using estimates from Elekta. As of  December 31, 2022, the Company removed three of these four units and has an ARO recorded for the remaining site. The Company increased its estimate for one of the AROs as of December 31, 2021 by approximately $105,000. The Company paid approximately $457,000 for the Gamma Knife unit that was removed in January 2022. No liability has been recorded as of December 31, 2022 for the remaining Gamma Knife sites, because it is uncertain these units will be removed and the Company historically has not removed the Gamma Knife equipment at the end of the lease term. The Company will re-evaluate the need to record additional ARO liabilities on a periodic basis when facts and circumstances change that could affect this conclusion.

Earnings per share – Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the year. The fully vested restricted stock units not issued and outstanding and unvested restricted stock units, are also included therein. Diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of options or warrants. The computation for the years ended  December 31, 2022 and 2021 excluded approximately 20,000 and 31,000, respectively, of the Company’s stock options because the exercise price of the options was higher than the average market price during the period. The weighted average common shares outstanding for the years ended  December 31, 2022 and 2021 included approximately 123,000 and 123,000, respectively, of the Company's restricted stock awards that are fully vested but are deferred for issuance.

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – ACCOUNTING POLICIES (CONTINUED)

The following table illustrates the computations of basic and diluted earnings per share for the years ended December 31, 2022 and 2021.

	2022	2021
Numerator for basic and diluted earnings per share	$1,328,000	$194,000
Denominator:
Denominator for basic and diluted earnings per share – weighted-average shares	6,297,000	6,044,000
Effect of dilutive securities Employee stock options and restricted stock	6,000	15,000
Denominator for diluted earnings per share – adjusted weighted-average shares	6,303,000	6,059,000
Earnings per common share- basic	$0.21	$0.03
Earnings per common share- diluted	$0.21	$0.03

Business segment information - Based on the guidance provided in accordance with ASC 280 Segment Reporting (“ASC 280”), the Company analyzed its subsidiaries which are all in the business of leasing radiosurgery and radiation therapy equipment to healthcare providers, and concluded there are fifteen locations that meet the definition of an operating segment and these fifteen locations are aggregated into two reportable segments, domestic and foreign. The Company provides Gamma Knife and PBRT equipment to thirteen hospitals in the United States and owns and operates two single-unit facilities in Lima, Peru and Guayaquil, Ecuador as of December 31, 2022. An operating segment is defined by ASC 280 as it engages in business activities in which it may recognize revenues and incur expense, its operating results are regularly reviewed by the Company’s Chief Operating Decision Maker (“CODM”), and its discrete financial information is available. The Company determined two reportable segments existed due to similarities in economics of business operations and geographic location. The operating results of the two reportable segments are reviewed by the Company’s CEO, who is also the CODM.

For the years ended  December 31, 2022 and 2021 , the Company’s PBRT operations represented a significant majority of the domestic profit, disclosed below. The revenues, profit or loss, and total asset allocations for the Company’s two reportable segments as of December 31, 2022 and 2021 consists of the following:

	2022	2021
Revenues
Domestic	$16,655,000	$14,719,000
Foreign	3,091,000	2,909,000
Total	$19,746,000	$17,628,000

	2022	2021
Net income (loss) attributable to American Shared Hospital Services
Domestic	$1,187,000	$245,000
Foreign	141,000	(51,000)
Total	$1,328,000	$194,000

	2022	2021
Total assets
Domestic	$37,575,000	$39,322,000
Foreign	6,381,000	6,108,000
Total	$43,956,000	$45,430,000

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – ACCOUNTING POLICIES (CONTINUED)

Long lived asset impairment – The Company assesses the recoverability of its long-lived assets when events or changes in circumstances indicate their carrying value may not be recoverable. Such events or changes in circumstances may include: a significant adverse change in the extent or manner in which a long-lived asset is being used, significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company assesses recoverability of a long-lived asset by determining whether the carrying value of the asset group can be recovered through projected undiscounted cash flows over their remaining lives. If the carrying value of the asset group exceeds the forecasted undiscounted cash flows, an impairment loss is recognized, measured as the amount by which the carrying amount exceeds estimated fair value. An impairment loss is charged to the consolidated statement of income in the period in which management determines such impairment. As of December 31, 2021, impairment of $105,000 related to the removal costs of one of the Gamma Knife units that was impaired in the prior year was recorded.  No other additional impairment has been noted as of December 31, 2022. See Note 3 - Property and Equipment for further discussion.

Goodwill and intangible assets - The Company recorded goodwill of $1,265,000 and an intangible asset with a fair value of $78,000 as part of the acquisition of GKCE in June 2020. The intangible asset identified was GKCE’s trade name and the Company assigned an indefinite useful life to the asset. Based on the guidance provided in accordance with ASC 350 Intangibles-Goodwill and Other (“ASC 350”), the Company does not amortize the intangible asset because it has an indefinite life. The Company assesses goodwill at the reporting unit level, which has been determined to be GKCE. Each reporting period, the Company assesses whether events or circumstances continue to support an indefinite useful life for the intangible asset. Per ASC 350, the Company tests goodwill and intangibles for impairment annually or as events or circumstances change that indicate the fair value may be below the carrying amount. As of December 31, 2022 and 2021, there has been no change to the Company's assessment of the value of intangible assets or goodwill.

Accounting pronouncements issued and not yet adopted - In January 2021, the FASB issued ASU 2021-01 Reference Rate Reform (Topic 848) (“ASU 2021-01”) which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in ASU 2021-01 apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2021-01 is effective any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications. The Company is currently evaluating ASU 2021-01 to determine the impact it may have on its consolidated financial statements. See Note 5 - Long-term debt for additional discussion on transition from LIBOR.

Reclassifications – Certain comparative balances as of and for the year ended December 31, 2021 have been reclassified to make them consistent with the current year presentation.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2022	2021
Medical equipment and facilities	$73,709,000	$73,388,000
Office equipment	422,000	472,000
Construction in progress	106,000	91,000
	74,237,000	73,951,000
Accumulated depreciation	(50,770,000)	(45,697,000)
Net property and equipment	$23,467,000	$28,254,000

As of December 31, 2022 and 2021, approximately $2,201,000 and $2,697,000, respectively, of the net property and equipment balance is outside of the United States.  Depreciation expense recorded in costs of revenue and selling and administrative expense in the consolidated statements of income for the years ended  December 31, 2022 and 2021, was $4,783,000 and $4,972,000, respectively.

As of   April 1, 2021, the Company reduced its estimate for salvage value for nine of its Gamma Knife units. As of October 1, 2022, the Company further reduced its estimate for salvage value for one of its domestic Gamma Knife Perfexion units. The net effect of the change in estimate made October 1, 2022, for the year ended  December 31, 2022, was a decrease in net income of approximately $17,000 or $0.00 per diluted share. This change in estimate will also impact future periods. Salvage value is based on the estimated fair value of the equipment at the end of its useful life.

As of December 31, 2022 and 2021, the Company recognized a loss on the write down of impaired assets of $0 and $105,000, respectively. The impairment as of  December 31, 2021 was related to the estimate for removal costs of one of the Gamma Knife units that was impaired during the year ended December 31, 2020 and removed in January 2022. The Company reviewed its Gamma Knife equipment, in light of available information as of December 31, 2022 and concluded no additional impairment exists. The Company reviewed it’s PBRT equipment, in light of available information as of December 31, 2022 and 2021 and concluded no impairment exists.

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - OTHER ACCRUED LIABILITIES

Other accrued liabilities consists of the following:

	December 31,
	2022	2021
Equipment maintenance and upgrades, non-related party	$—	$367,000
Insurance	591,000	340,000
Professional services	92,000	90,000
Operating costs	539,000	397,000
Other	322,000	311,000
Total other accrued liabilities	$1,544,000	$1,505,000

NOTE 5 - LONG TERM DEBT

On  April 9, 2021 the Company along with certain of its domestic subsidiaries (collectively, the “Loan Parties”) entered into a five year $22,000,000 credit agreement with Fifth Third Bank, N.A. (“the Credit Agreement”). The Credit Agreement includes three loan facilities. The first loan facility is a $9,500,000 term loan (the “Term Loan”) of which $6,774,000 was used to refinance the domestic Gamma Knife debt and finance leases, and associated closing costs, $1,665,000 was used to finance two Gamma Knife reloads and to pay for the unload costs for two customer contracts in the first quarter of 2021, with the remaining $1,061,000 available for future projects. The second loan facility is a $5,500,000 delayed draw term loan (the “DDTL”) of which $5,026,000 was used to refinance the Company’s PBRT finance leases and associated closing costs as well as to provide additional working capital. The third loan facility provides for a $7,000,000 revolving line of credit (the “Revolving Line”) available for future projects and general corporate purposes. The facilities have a five-year maturity, carry a floating interest of LIBOR plus 3.0% and are secured by a lien on substantially all of the assets of the Loan Parties and guaranteed by ASHS. The Company recorded a loss on extinguishment of debt of $401,000 during the year ended December 31, 2021, related to the prepayment penalties charged by the existing lenders.  The Company capitalized debt issuance costs of $310,000 related to legal and transaction fees for the Credit Agreement during the year ended  December 31, 2021.  The long-term debt on the consolidated balance sheets related to the Term Loan and DDTL was $12,624,000 and $14,437,000 as of December 31, 2022 and 2021, respectively.

As of  December 31, 2021, LIBOR will no longer be used to price new loans, but 1-month, 3-month, 6-month and 12-month maturities will continue to be published through 2023. The Company is working with Fifth Third Bank to determine an alternative base rate. The Revolving Line is charged an unused line fee of 0.25% per annum. The Term Loan and DDTL have interest and principal payments due quarterly. Principal amortization on an annual basis for the Term Loan and DDTL equates to 48% of the original principal loan commitments in years one through five and an end of term payment of the remaining principal balance.

The Credit Agreement contains customary covenants and representations, including without limitation, a minimum fixed charge coverage ratio of 1.25 and maximum funded debt to EBITDA ratio of 3.0 to 1.0 (tested on a trailing twelve-month basis at the end of each fiscal quarter), reporting obligations, limitations on dispositions, changes in ownership, mergers and acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and capital expenditures.  The Loan Parties are in compliance with the Credit Agreement covenants as of  December 31, 2022.

The loan entered into with DFC in connection with the acquisition of GKCE in  June 2020 (the “DFC Loan”) was obtained through the Company’s wholly-owned subsidiary, HoldCo and is guaranteed by GKF. The DFC Loan is secured by a lien on GKCE’s assets. The amount outstanding under the DFC Loan is payable in 29 quarterly installments with a fixed interest rate of 3.67%. The Company’s loan with DFC also contains customary covenants and representations, which the Company is in compliance with as of   December 31, 2022.  The long-term debt on the consolidated balance sheets related to the DFC loan was $1,041,000 and $1,261,000 as of  December 31, 2022 and 2021, respectively.  The Company capitalized debt issuance costs of $9,000 and $15,000 as of  December 31, 2022 and 2021, respectively, related to maintenance and administrative fees on the DFC Loan.

The accretion of debt issuance costs for the years ended  December 31, 2022 and 2021, was $84,000 and $59,000, respectively. As of  December 31, 2022 and 2021, the unamortized debt issuance costs on the consolidated balances sheets were $198,000 and $294,000.

The following are contractual maturities of long-term debt by year at December 31, 2022, excluding debt issuance costs of $198,000:

Year ending December 31,	Principal
2023	$1,344,000
2024	2,094,000
2025	2,469,000
2026	7,594,000
2027	164,000
$13,665,000

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - LEASES

The Company determines if a contract is a lease at inception. Under ASC 842, the Company is a lessor of equipment to various customers. Leases that commenced prior to ASC 842 adoption date were classified as operating leases under historical guidance. As the Company has elected the package of practical expedients allowing it to not reassess lease classification, these leases are classified as operating leases under ASC 842 as well. All of the Company’s lessor arrangements entered into after ASC 842 adoption are also classified as operating leases. Some of these lease terms have an option to extend the lease after the initial term, but do not contain the option to terminate early or purchase the asset at the end of the term. The Company has elected not to recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases for any class of underlying asset.

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

On November 3, 2021, the Company entered into an agreement to sublease (the “Sublease”) its corporate office located at Two Embarcadero Center, Suite 410, San Francisco, California, where it leases approximately 3,253 square feet for $22,011 per month with a lease expiration date in August 2023. The Sublease is for $16,195 per month through the existing contract expiration date. The Company also entered into a lease (the “Lease”) agreement for new corporate office space at 601 Montgomery, Suite 1112, San Francisco, CA for approximately 900 square feet for $4,500 per month with a lease expiration date in November 2024.  The Company assessed the Lease under ASC 842 and concluded the Lease should be classified as an operating lease. The Company recorded $151,000 right-of-use (“ROU”) asset, other current liabilities and lease liabilities on the consolidated balance sheets related to the Lease as of December 1, 2021, the effective date of the Lease.  The Company assessed the Sublease under ASC 842 and ASC 360 Property and Equipment (“ASC 360”) and concluded the ROU asset for the corporate offices at Two Embarcadero Center was impaired.  The Company recorded an impairment loss on the Sublease of $77,000 as of December 1, 2021.

The Company’s lessee operating leases are accounted for as ROU assets, other current liabilities, and lease liabilities on the consolidated balance sheets. Operating lease ROU assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company’s operating lease contracts do not provide an implicit rate for calculating the present value of future lease payments, so the Company determined its incremental borrowing rate to be in the range of approximately 4.0% and 6.0% by using available market rates and expected lease terms. The operating lease ROU assets and liabilities also include any lease payments made and excludes lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company’s lessee operating lease agreements are for administrative office space and related equipment, and the agreement to lease clinic space for its stand-alone facility in Lima, Peru. These leases have remaining lease terms between 1 and 2 years, some of which include options to renew or extend the lease. As of December 31, 2022, operating ROU assets, net of impairment, were $317,000 and lease liabilities were $351,000.

The following table summarizes maturities of lessee operating lease liabilities as of December 31, 2022:

Year ending December 31,	Operating Leases

2023	$301,000
2024	59,000
Total lease payments	360,000
Less imputed interest	(9,000)
Total	$351,000

	Year Ended December 31,
	2022	2021
Lease cost
Operating lease cost, net of impairment	$406,000	$351,000
Sublease income	(174,000)	(14,000)
Total lease cost	$232,000	$337,000

Other information
Cash paid for amounts included in the measurement of lease liabilities - Operating leases	$406,000	$351,000
Weighted-average remaining lease term - Operating leases in years	1.11	1.39
Weighted-average discount rate - Operating leases	5.65%	5.80%

The Company’s corporate offices are located at 601 Montgomery Street, Suite 1112, San Francisco, California, where it leases approximately 900 square feet for $4,500 per month with a lease expiration date in November 2024. The Company subleased its existing corporate offices located at Two Embarcadero Center, Suite 410, San Francisco, California, where it leases approximately 3,253 square feet for $22,011 per month with a lease expiration date in August 2023. The monthly lease expense is offset by sublease income of $16,195. The sublease term is consistent with the existing lease term. The Company owns and operates a stand-alone Gamma Knife facility in Lima, Peru where it leases approximately 1,600 square feet for approximately $8,850 per month with a lease expiration date in January 2024. The Company also owns and operates a stand-alone Gamma Knife facility in Guayaquil, Ecuador where it owns 864 square feet of condominium space in an office building and approximately 10,135 of related land and parking spaces.

Net rent expense was $290,000 and $377,000 for the years ended December 31, 2022 and 2021, respectively, and includes the above operating leases as well as month-to-month rental and certain executory costs. The sublease of the Company’s existing office space through the remainder of its lease term at a rate lower than its lease rate resulted in an impairment loss of $77,000 for the year ended December 31, 2021.

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INCOME TAXES

The components of income before income taxes for the years ended  December 31, 2022 and 2021 are as follows:

	YEARS ENDED December 31,
	2022	2021

Domestic	$2,350,000	$831,000
Foreign	168,000	116,000
Income before income taxes	$2,518,000	$947,000

For the year ended  December 31, 2022 and 2021, the Company recorded an income tax expense of $963,000 and $269,000, respectively. The increase in the Company’s provision for income taxes as of December 31, 2022 is due to higher earnings during the current period, return-to-provision adjustments arising from foreign tax returns filed during the current period, as well as permanent domestic tax differences.

The components of the provision for income taxes for the years ended  December 31, 2022 and 2021 consists of the following:

	YEARS ENDED December 31,
	2022	2021
Current:
Federal	$355,000	$9,000
State	60,000	93,000
Foreign	204,000	107,000
Total current	619,000	209,000

Deferred:
Federal	290,000	98,000
State	48,000	(18,000)
Foreign	6,000	(20,000)
Total deferred	344,000	60,000
	$963,000	$269,000

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2022 and 2021 are as follows:

	December 31,
	2022	2021
Deferred tax liabilities:
Property and equipment	$(1,255,000)	$(1,055,000)

Total deferred tax liabilities	(1,255,000)	(1,055,000)

Deferred tax assets:
Net operating loss carryforwards	139,000	360,000
Accruals and allowances	167,000	41,000
Lease liabilities	61,000	136,000
Tax credits	3,000	4,000
Other – net	114,000	87,000
Capital loss carryover	646,000	646,000

Total deferred tax assets	1,130,000	1,274,000

Valuation allowance	(697,000)	(697,000)

Deferred tax assets net of valuation allowance	433,000	577,000

Net deferred tax liabilities	$(822,000)	$(478,000)

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INCOME TAXES (CONTINUED)

The provision for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (21% in 2022 and 2021) to income before taxes as follows:

	YEARS ENDED December 31,
	2022	2021
Computed expected federal income tax	$477,000	$79,000
State income taxes, net of federal benefit	100,000	69,000
Non-deductible expenses	(25,000)	28,000
Return to provision true-up	52,000	19,000
Uncertain tax positions	(17,000)	14,000
AMT tax payable adjustment	208,000	—
Change in valuation allowance	—	19,000
Other deferred tax adjustments	168,000	41,000

	$963,000	$269,000

As of  December 31, 2022, the Company has net operating loss carryforwards for federal and state income tax return purposes of approximately $0 and $2,604,000 that begin to expire in 2029.

Utilization of the net operating loss and credit carryforwards may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions. Any annual limitation may result in the expiration of net operating losses and credits before utilization.

At December 31, 2022, the Company has a capital loss carryforward for federal income tax return purposes of approximately $2,679,000,which starts to expire in 2024. The Company has capital loss carryforwards for state income tax purposes of approximately $129,000, which starts to expire in 2024.

Due to uncertainty surrounding the realization of impairment losses, capital losses and foreign operating losses in future years, the Company has placed a valuation allowance against a portion of its net domestic and foreign deferred tax assets. The net valuation allowance increased by $0 and $19,000 for the tax years ended December 31, 2022 and 2021, respectively.

The tax return years 2018 through 2021 remain open to examination by the major domestic taxing jurisdictions to which the Company is subject. Net operating losses generated on a tax return basis by the Company for calendar years 1999 through 2004, 2009, 2010, 2012, 2014, 2015, 2016, 2017 and 2018 remain open to examination by the major domestic taxing jurisdictions.

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

As of December 31, 2022, the unrecognized tax benefit was $278,000 which, if recognized, will not affect the annual effective tax rate as these unrecognized tax benefits would increase deferred tax assets, which would be subject to a full valuation allowance. A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	YEARS ENDED December 31,
	2022	2021
Balance at beginning of year	$295,000	$275,000
Additions based on tax positions of prior years	(17,000)	20,000

Balance at end of year	$278,000	$295,000

The Company’s policy for deducting interest and penalties is to treat interest as interest expense and penalties as income taxes. As of December 31, 2022, the Company had $43,000 accrued for the payment of penalties and zero interest related to unrecognized tax benefits. The Company does not expect any material changes to our uncertain tax positions within the next 12 months. The Company believes that it is reasonably possible that a decrease of up to $100,000 in unrecognized tax benefits related to foreign taxes may be necessary within the coming year.

NOTE 8 – STOCK-BASED COMPENSATION EXPENSE

Incentive Compensation Plan

In  June 2021, the Company’s shareholders approved an amendment and restatement of the Company’s Incentive Compensation Plan (the “Plan”), that among other things, increases the number of shares of the Company’s common stock reserved for issuance under the Plan to 2,580,000 and extends the term of the Plan by five years to  February 22, 2027. The Plan provides that the shares reserved under the Plan are available for issuance to officers of the Company, other key employees, non-employee directors, and advisors. No further grants or share issuances will be made under the previous plans. As of December 31, 2022, approximately 1,219,000 shares remain available for grant under the Plan.

Under the Plan, a total of 752,000 restricted stock units have been granted, consisting of 53,000 of annual automatic grants to non-employee directors, 328,000 of deferred retainer fees to non-employee members of the Board, 31,000 grants issued in lieu of commission or bonus to employees of the Company, and 340,000 restricted stock units issued to the CEO, see further discussion below. Of the total restricted stock units granted under the Plan 123,000 of them are fully vested but not yet deemed issued and outstanding, 624,000 are fully vested and outstanding, and 6,000 are outstanding as of December 31, 2022.

Changes in restricted stock units, consisting primarily of annual automatic grants, deferred compensation to non-employee directors, and restricted stock units awards to the CEO, under the Incentive Compensation Plans during 2022 and 2021 are as follows:

	Restricted Stock Units	Grant Date Weighted- Average Fair Value
Outstanding at January 1, 2021	13,000	$1.97
Granted	165,000	$2.61
Vested	(168,000)	$2.57

Outstanding at December 31, 2021	10,000	$2.57
Granted	131,000	$2.40
Vested	(132,000)	$2.40
Forfeited	(3,000)	$2.92
Outstanding at December 31, 2022	6,000	$2.33

For the year ended December 31, 2022, total compensation expense recorded in the consolidated statements of income for annual restricted stock units awarded was $6,000, with an offsetting tax benefit of $1,500, as this expense is deductible for income tax purposes. As of December 31, 2022, there was $11,000 of total unrecognized compensation cost related to annual restricted stock units which is expected to be recognized over a period of three years.  For the year ended  December 31, 2021, 38,000 of the vested restricted stock units were deferred for issuance.

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCK-BASED COMPENSATION EXPENSE (CONTINUED)

Certain Executive Equity Awards

Effective May 4, 2020, the Company appointed Raymond C. Stachowiak as Interim President and Chief Executive Officer. Pursuant to his Offer Letter, Mr. Stachowiak was granted 50,000 restricted stock awards that vested in full on August 3, 2020. He was granted additional restricted stock awards totaling 10,000 common shares per month, which vest in full at the end of each 30-day period following issuance. On October 1, 2020, Mr. Stachowiak was appointed as the CEO. For the year ended December 31, 2021, 120,000 restricted stock awards were issued to the CEO and became fully vested. Total compensation expense recorded for the year ended December 31, 2021 in the consolidated financial statements of income related to executive equity awards was $331,000.  For the year ended December 31, 2022, 120,000 restricted stock awards were issued to Mr. Stachowiak and became fully vested.  Total compensation expense recorded for the year ended December 31, 2022 in the consolidated financial statements of income related to the executive equity awards was $288,000.

For the year ended  December 31, 2022, stock compensation expense recorded in the consolidated financial statements is summarized as follows:

		Stock-Based
	Awards Issued	Compensation
	and Vested	Expense
Options	—	$10,000
Options Exercised	3,000	—
Management Bonus Program - vested and issued	11,000	—
Management Bonus Program	—	92,000
Annual RSU Awards	1,000	6,000
Board RSU Awards - other	—	3,000
Executive Compensation	120,000	288,000
	135,000	$399,000

Total stock-based compensation expense before income tax effect for the Company’s options and restricted stock awards in the amount of $399,000 and $420,000 for the years ended  December 31, 2022 and 2021, is reflected in selling and administrative expense in the consolidated statements of income, respectively.

Stock Options

Changes in stock options outstanding under the Incentive Compensation Plans during 2022 and 2021 are as follows:

Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2020	417,000	$2.79	1.61	$2,000
Granted	6,000	$2.92	7.00	$—
Exercised	(22,000)	$2.65	—	$—
Forfeited	(334,000)	$2.81	—	$—

Balance at December 31, 2021	67,000	$2.72	3.33	$—
Granted	50,000	$2.72	7.00	$—
Exercised	(4,000)	$2.29	—	$—
Forfeited	(18,000)	$2.64	—	$—

Balance at December 31, 2022	95,000	$2.76	4.83	$25,000

Exercisable at December 31, 2021	58,000	$2.72	2.96	$—

Exercisable at December 31, 2022	38,000	$2.79	2.38	$—

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCK-BASED COMPENSATION EXPENSE (CONTINUED)

The weighted average grant-date fair value of the options granted during the years 2022 and 2021 was $1.49 and $1.10, respectively. There were 4,000 options exercised which resulted in 3,000 shares issued, due to cashless exercises, during the year ended  December 31, 2022. There were 22,000 options exercised which resulted in 5,000 shares issued, due to cashless exercises, during the year ended  December 31, 2021. Total stock-based compensation expense recognized for stock options for the years ended December 2022 and 2021 was $10,000 and $2,000, respectively.

The Company received approximately $5,000 from the exercise of 2,000 options under the share-based arrangements in each of the years ended December 31, 2022 and 2021. The remaining options exercised during 2022 and 2021 were cashless exercises.

At December 31, 2022, there was approximately $80,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. This cost is expected to be recognized over a period of approximately four years.

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

The fair value of the Company’s option grants issued during 2022 and 2021 were estimated using assumptions for expected life, volatility, dividend yield, forfeiture rate, and risk-free interest rate which are specific to each award as summarized in the following table. The estimated fair value of the Company’s options is amortized over the period during which the optionee is required to provide service in exchange for the award, usually the vesting period.

The fair value of the Company’s option grants under the Plan in 2022 and 2021 was estimated using the following assumptions:

	2022	2021
Expected life (years)	7.0	7.0
Expected forfeiture rate	0.0%	0.0%
Expected volatility	50%	40%
Dividend yield	0%	0%
Risk-free interest rate	3.3%	1.2%

The following summarizes the assumption inputs used for the Company’s Black-Scholes calculation:

Expected life (years): The expected term represents the weighted average period that the Company’s stock options are expected to be outstanding.

Expected forfeiture rate: Forfeitures are recognized as they occur.

Expected volatility: The expected volatility was derived from the Company’s historical stock volatility.

Dividend yield: The expected dividend yield was assumed to be zero, as the Company has not previously paid dividends on common stock and has no current plans to do so.

Risk-free interest rate:  The risk-free interest rate is based on the interest yield in effect at the date of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the option’s expected term.

Repurchase of Common Stock, Common Stock Warrants and Stock Options

In 1999 and 2001, the Board of Directors approved resolutions authorizing the Company to repurchase up to a total of 1,000,000 shares of its own stock on the open market, which the Board reaffirmed in 2008. There were no shares of the Company repurchased during 2022 or 2021. There are approximately 72,000 shares remaining under this repurchase authorization.

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – RETIREMENT PLAN

The Company has a defined-contribution retirement plan (the “Retirement Plan”) that allows for a matching safe harbor contribution. For 2022, the Board of Directors elected to match participant deferred salary contributions up to a maximum of 4% of the participant’s annual compensation. Discretionary profit sharing contributions are allowed under the Retirement Plan in years that the Board does not elect a safe harbor match. The Company has accrued approximately $36,000 for the estimated safe harbor matching contribution for the year ended December 31, 2022. The Company contributed $41,000 to the Retirement Plan for the safe harbor match for the year ended December 31, 2021.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

On December 20, 2018, the Company signed Second Amendments to two System Build Agreements for the Company’s second and third Mevion PBRT units. The Company and Mevion have agreed to upgrade the second and third PBRT units for which the Company has purchase commitments. The Company is actively seeking sites for these units but, to date, has not entered into agreements with any party for either placement of a PBRT unit or the related financing. The Company projects that it will be required to commence delivery of the second and third PBRT units no later than December 2023. In the event the Company is unable to enter into customer agreements within the requisite time frame or receive an extension from Mevion, the Company could forfeit its deposits. During the year-ended  December 31, 2020, the Company impaired these deposits and wrote-off the deposits and related capitalized interest. As of December 31, 2022, the Company had commitments, after deposits, to purchase two MEVION S250i PBRT systems for $34,000,000.

As of December 31, 2022, the Company had commitments to install four Leksell Gamma Knife Icon Systems (“Icon”) at existing customer sites, and purchase three Linear Accelerator (“LINAC”) systems. Two LINACS will be placed at future customer sites and one LINAC system will be placed at the Company’s new site in Puebla, Mexico, which is expected to begin operations in the second half of 2023, pending regulatory approval. The Company also has a commitment to upgrade the Gamma Knife unit at its stand-alone facility in Ecuador to an Icon. The remaining Icon upgrades and LINAC purchases are scheduled to occur between 2023 and 2024. The Company expects to upgrade the equipment in Ecuador in mid-2023, pending regulatory approval. The Company has a commitment from DFC to finance this upgrade. Total Gamma Knife and LINAC commitments as of December 31, 2022, were $13,243,000. There may be cash requirements, pending financing, for the Company’s new site in Mexico and the upgrade in Ecuador in the next 12 months.  However, the Company currently has cash on hand of $12,453,000 and a line of credit of $7,000,000 to fund these projects, if necessary. The Company has not placed the remaining commitments at this time. There can be no assurance that financing will be available for the Company’s future projects, or at terms that are acceptable to the Company.

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

As of December 31, 2022, the Company had commitments to service and maintain its Gamma Knife and PBRT equipment. The service commitments are carried out via contracts with Mevion, Elekta and Mobius Imaging, LLC. In addition, in April 2019, the Company signed agreements to service the Icon upgrades which will be installed at various dates between 2023 and 2024. The Company’s commitments to purchase two LINAC systems also include a 9-year and 5-year agreement to service the equipment, respectively. Total service commitments as of December 31, 2022 were $15,374,000. The Gamma Knife and certain other service contracts are paid monthly, as service is performed. The Company believes that cash flow from cash on hand and operations will be sufficient to cover these payments.

The Company’s customer contracts generally contain mutual indemnification provisions. The Company maintains general and professional liability insurance in the United States. The Company is not involved in the practice of medicine and therefore believes its present insurance coverage and indemnification agreements are adequate for its business. The Company’s Peruvian and Ecuadorian Gamma Knife centers are free-standing facilities operated by GKPeru and GKCE, respectively. The treating physicians and clinical staff at these facilities are independent contractors. The Company maintains general and professional liability insurance consistent with the operations of these facilities and believes its present coverage is adequate for its business.

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – RELATED PARTY TRANSACTIONS

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

The following summarizes related party activity for the years ended  December 31, 2022 and 2021:

	December 31,
	2022	2021
Equipment purchases and de-install costs	$1,844,000	$1,906,000
Costs incurred to maintain equipment	1,094,000	759,000
Total related party transactions	$2,938,000	$2,665,000

The Company also had related party commitments to purchase one Icon, install four Icon upgrades, purchase two Gamma Plan workstations, purchase two LINACs, and service the related equipment of $17,407,000 as of  December 31, 2022.

Related party liabilities on the consolidated balance sheets consist of the following as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Accounts payable and other accrued liabilities	$497,000	$1,992,000

NOTE 12 – SUBSEQUENT EVENT

On February 15, 2023, the Company executed an equipment sales agreement with a new customer for the sale of a Gamma Knife upgrade and Cobalt-60 reload. The Company expects to complete the sale during the second or third quarter of 2023. The Company will fulfill this order by exercising its purchase commitments. See Note 10 – Commitments and Contingencies for additional information.