Form 10-Q
period 2023-03-31
AMERICAN SHARED HOSPITAL SERVICES
filed 2023-05-12
CIK 744825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023 or

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

As of May 9, 2023, there were outstanding 6,214,000 shares of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS	March 31, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$13,083,000	$12,335,000
Restricted cash	118,000	118,000
Accounts receivable, net of allowance for doubtful accounts of $100,000 at March 31, 2023 and at December 31, 2022	4,369,000	3,801,000
Other receivables	404,000	327,000
Prepaid maintenance	816,000	1,245,000
Prepaid expenses and other current assets	781,000	897,000

Total current assets	19,571,000	18,723,000

Property and equipment, net	22,296,000	23,467,000
Land	19,000	19,000
Goodwill	1,265,000	1,265,000
Right of use assets, net	232,000	317,000
Intangible asset	78,000	78,000
Other assets	86,000	87,000

Total assets	$43,547,000	$43,956,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$254,000	$230,000
Employee compensation and benefits	526,000	735,000
Other accrued liabilities	1,478,000	1,544,000
Related party liabilities	431,000	497,000
Asset retirement obligations, related party	360,000	360,000
Income taxes payable	255,000	255,000
Current portion deferred revenue	473,000	-
Current portion of lease liabilities	215,000	292,000
Current portion of long-term debt, net	1,262,000	1,262,000

Total current liabilities	5,254,000	5,175,000

Long-term lease liabilities, less current portion	36,000	59,000
Long-term debt, net, less current portion	11,493,000	12,205,000
Deferred revenue, less current portion	53,000	70,000
Deferred income taxes	890,000	822,000

Total liabilities	17,726,000	18,331,000

Commitments (see Note 9)

Shareholders' equity:
Common stock, no par value (10,000,000 authorized; Issued and outstanding shares - 6,184,000 at March 31, 2023 and at December 31, 2022)	10,763,000	10,763,000
Additional paid-in capital	7,939,000	7,843,000
Retained earnings	3,207,000	3,019,000
Total equity-American Shared Hospital Services	21,909,000	21,625,000
Non-controlling interests in subsidiaries	3,912,000	4,000,000
Total shareholders' equity	25,821,000	25,625,000

Total liabilities and shareholders' equity	$43,547,000	$43,956,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2023	2022

Revenues:
Rental income from medical services	$4,229,000	$4,141,000
Patient income	696,000	706,000
	4,925,000	4,847,000
Costs of revenue:
Maintenance and supplies	486,000	440,000
Depreciation and amortization	1,357,000	1,187,000
Other direct operating costs	879,000	884,000
Other direct operating costs, related party	295,000	269,000
	3,017,000	2,780,000

Gross margin	1,908,000	2,067,000

Selling and administrative expense	1,539,000	1,319,000
Interest expense	271,000	148,000

Operating income	98,000	600,000

Interest and other income	70,000	-
Income before income taxes	168,000	600,000
Income tax expense	68,000	206,000
Net income	100,000	394,000
Less: Net loss (income) attributable to non-controlling interests	88,000	(125,000)
Net income attributable to American Shared Hospital Services	$188,000	$269,000

Net income per share:
Income per common share - basic	$0.03	$0.04
Income per common share - diluted	$0.03	$0.04

Weighted average common shares for basic earnings per share	6,306,000	6,201,000
Weighted average common shares for diluted earnings per share	6,472,000	6,299,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(Unaudited)

	FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2023 AND 2022
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Sub-Total ASHS	Non-controlling Interests in Subsidiaries	Total

Balances at January 1, 2022	6,049,000	$10,758,000	$7,444,000	$1,691,000	$19,893,000	$4,346,000	$24,239,000
Stock-based compensation expense	-	-	87,000	-	87,000	-	87,000
Vested restricted stock awards	30,000	-	-	-	-	-	-
Net income	-	-	-	269,000	269,000	125,000	394,000
Balances at March 31, 2022	6,079,000	$10,758,000	$7,531,000	$1,960,000	$20,249,000	$4,471,000	$24,720,000

Balances at January 1, 2023	6,184,000	$10,763,000	$7,843,000	$3,019,000	$21,625,000	$4,000,000	$25,625,000
Stock-based compensation expense	-	-	96,000	-	96,000	-	96,000
Net income (loss)	-	-	-	188,000	188,000	(88,000)	100,000
Balances at March 31, 2023	6,184,000	$10,763,000	$7,939,000	$3,207,000	$21,909,000	$3,912,000	$25,821,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net income	$100,000	$394,000
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization, and other	1,367,000	1,212,000
Accretion of debt issuance costs	18,000	18,000
Non cash lease expense	85,000	83,000
Deferred income taxes	68,000	123,000
Stock-based compensation expense	96,000	87,000
Interest expense associated with lease liabilities	3,000	9,000
Changes in operating assets and liabilities:
Receivables	(634,000)	(575,000)
Prepaid expenses and other assets	548,000	567,000
Asset retirement obligations, related party	-	(457,000)
Related party liabilities	(66,000)	(805,000)
Accounts payable, accrued liabilities, and deferred revenue	279,000	(297,000)
Lease liabilities	(103,000)	(100,000)
Net cash provided by operating activities	1,761,000	259,000

Investing activities:
Payment for purchase of property and equipment	(209,000)	(66,000)
Net cash used in investing activities	(209,000)	(66,000)

Financing activities:
Principal payments on long-term debt	(730,000)	(55,000)
Principal payments on short-term financing	(74,000)	-

Net cash used in financing activities	(804,000)	(55,000)

Net change in cash, cash equivalents, and restricted cash	748,000	138,000

Cash, cash equivalents, and restricted cash at beginning of period	12,453,000	8,263,000

Cash, cash equivalents, and restricted cash at end of period	$13,201,000	$8,401,000

Supplemental cash flow disclosure
Cash paid during the period for:
Interest	$253,000	$130,000
Income taxes	$20,000	$55,000

Detail of cash, cash equivalents and restricted cash at end of period
Cash and cash equivalents	$13,083,000	$8,283,000
Restricted cash	118,000	118,000
Cash, cash equivalents, and restricted cash at end of period	$13,201,000	$8,401,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.    Basis of Presentation

In the opinion of the management of American Shared Hospital Services (“ASHS”), the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for the fair presentation of ASHS consolidated financial position as of March 31, 2023, the results of its operations for the three-month periods ended March 31, 2023 and 2022, and the cash flows for the three-month periods ended March 31, 2023 and 2022. The results of operations for the three-months ended March 31, 2023 are not necessarily indicative of results on an annualized basis. Consolidated balance sheet amounts as of December 31, 2022 have been derived from the audited consolidated financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022 included in ASHS Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

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

The Company (through ASRS) and Elekta AB (“Elekta”), the manufacturer of the Gamma Knife (through its wholly-owned United States subsidiary, GKV Investments, Inc.), entered into an operating agreement and formed GKF. As of March 31, 2023, GKF provides Gamma Knife units to twelve medical centers in the United States in the states of California, Florida, Illinois, Indiana, Mississippi, Nebraska, New Mexico, New York, Ohio, Oregon, and Texas. GKF also owns and operates two single-unit Gamma Knife facilities in Lima, Peru and Guayaquil, Ecuador. The Company through its wholly-owned subsidiary, Orlando, provided proton beam radiation therapy (“PBRT”) and related equipment to a customer in the United States.

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

Accounting pronouncements issued and not yet adopted - In  January 2021, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) (2021-01 Reference Rate Reform (Topic 848) (“ASU 2021-01”), as amended, which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in ASU 2021-01 apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2021-01 is effective any date from the beginning of an interim period that includes or is subsequent to  March 12, 2020, or on a prospective basis to new modifications. The Company is currently evaluating ASU 2021-01 to determine the impact it  may have on its consolidated financial statements. See Note 3 - Long-term debt for additional discussion on transition from LIBOR.

Revenue recognition - The Company recognizes revenues under Accounting Standards Codification (“ASC”) 842 Leases (“ASC 842”) and ASC 606 Revenue from Contracts with Customers (“ASC 606”).

Rental income from medical services – The Company recognizes revenues under ASC 842 when services have been rendered and collectability is reasonably assured, on either a fee per use or revenue sharing basis. The terms of the contracts do not contain any guaranteed minimum payments. The Company’s contracts are typically for a ten-year term and are classified as either fee per use or retail. Retail arrangements are further classified as either turn-key or revenue sharing. Revenues from fee per use contracts are determined by each hospital’s contracted rate. Revenues are recognized at the time the procedures are performed, based on each hospital’s contracted rate and the number of procedures performed. Under revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital. The amount the Company expects to receive is recorded as revenue and estimated based on historical experience. Revenue estimates are reviewed periodically and adjusted as necessary. Under turn-key arrangements, the Company receives payment from the hospital at an agreed upon percentage share of the hospital’s reimbursement from third party payors, and the Company is responsible for paying all the operating costs of the equipment. Operating costs are determined primarily based on historical treatment protocols and cost schedules with the hospital. The Company records an estimate of operating costs which are reviewed on a regular basis and adjusted as necessary to more accurately reflect the actual operating costs. For turn-key sites, the Company also shares a percentage of net operating profit. The Company records an estimate of net operating profit based on estimated revenues, less estimated operating costs. The operating costs and estimated net operating profit are recorded as other direct operating costs in the condensed consolidated statement of income. For the three-months ended March 31, 2023 and 2022 the Company recognized revenues of approximately $4,229,000 and $4,141,000, respectively, under ASC 842, of which approximately $2,314,000 and $2,039,000 were for PBRT services, respectively.

Patient income – The Company has stand-alone facilities in Lima, Peru and Guayaquil, Ecuador, where contracts exist between the Company’s facilities and the individual patients treated at the facility. Under ASC 606, the Company acts as the principal in this transaction and provides, at a point in time, a single performance obligation, in the form of a Gamma Knife treatment. Revenue related to a Gamma Knife treatment is recognized on a gross basis at the time when the patient receives treatment. There is no variable consideration present in the Company’s performance obligation and the transaction price is agreed upon per the stated contractual rate. GKPeru’s payment terms are typically prepaid for self-pay patients and insurance provider payments are paid net 30 days. GKCE’s patient population is primarily covered by a government payor and payments are paid between 3 and 6 months. The Company did not capitalize any incremental costs related to the fulfillment of its customer contracts. Accounts receivable balances at GKPeru were not significant as of  March 31, 2023 and  December 31, 2022. GKCE’s accounts receivable were $764,000 as of March 31, 2023 and $862,000 as of  December 31, 2022. For the three-months ended March 31, 2023 and 2022 the Company recognized revenues of approximately $696,000 and $706,000, respectively, under ASC 606.

Business segment information - Based on the guidance provided in accordance with ASC 280 Segment Reporting (“ASC 280”), the Company analyzed its subsidiaries which are all in the business of leasing radiosurgery and radiation therapy equipment to healthcare providers, and concluded there are fifteen locations that meet the definition of an operating segment and these fifteen locations are aggregated into two reportable segments, domestic and foreign.  The Company provides Gamma Knife and PBRT equipment to thirteen hospitals in the United States and owns and operates two single-unit facilities in Lima, Peru and Guayaquil, Ecuador as of March 31, 2023.  An operating segment is defined by ASC 280 as it engages in business activities in which it  may recognize revenues and incur expense, its operating results are regularly reviewed by the Company’s Chief Operating Decision Maker (“CODM”), and its discrete financial information is available. The Company determined two reportable segments existed due to similarities in economics of business operations and geographic location. The operating results of the two reportable segments are reviewed by the Company’s Executive Chairman of the Board, who is also the CODM.

For the three-months ended March 31, 2023 and 2022, the Company’s PBRT operations represented a significant majority of the domestic profit, disclosed below. The revenues and profit or loss allocations for the Company’s two reportable segments as of  March 31, 2023 and 2022 consists of the following:

	Three Months Ended March 31,
	2023	2022
Revenues
Domestic	$4,229,000	$4,141,000
Foreign	696,000	706,000
Total	$4,925,000	$4,847,000

Net income (loss) attributable to American Shared Hospital Services
Domestic	$255,000	$276,000
Foreign	(67,000)	(7,000)
Total	$188,000	$269,000

Reclassification - Certain comparative balances as of and for the three-month period ended March 31, 2022 have been reclassified to make them consistent with the current period presentation.

Note 2.    Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation for Gamma Knife units and other equipment is determined using the straight-line method over the estimated useful lives of the assets, which for medical and office equipment is generally between three and ten years, and after accounting for salvage value on the equipment where indicated. The Company determines salvage value based on the estimated fair value of the equipment at the end of its useful life. As of January 1, 2023, the Company reduced its estimated useful life and assigned salvage value for one of its international Gamma Knife units. The net effect of the change in estimate made January 1, 2023, for the three-month period ended March 31, 2023, was a decrease in net income of approximately $50,000 or $0.01 per diluted share. This change in estimate will also impact future periods.

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

The following table summarizes property and equipment as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022

Medical equipment and facilities	$73,911,000	$73,709,000
Office equipment	419,000	422,000
Construction in progress	95,000	106,000
	74,425,000	74,237,000
Accumulated depreciation	(52,129,000)	(50,770,000)
Net property and equipment	$22,296,000	$23,467,000

Net property and equipment held outside of the United States	$2,020,000	$2,201,000

Note 3.    Long-Term Debt Financing

On April 9, 2021 the Company along with certain of its domestic subsidiaries (collectively, the “Loan Parties”) entered into a five year $22,000,000 credit agreement with Fifth Third Bank, N.A. (the “Credit Agreement”). The Credit Agreement includes three loan facilities. The first loan facility is a $9,500,000 term loan (the “Term Loan”) which was used to refinance the domestic Gamma Knife debt and finance leases, and associated closing costs. The second loan facility of $5,500,000 is a delayed draw term loan (the “DDTL”) which was used to refinance the Company’s PBRT finance leases and associated closing costs, as well as to provide additional working capital. The third loan facility provides for a $7,000,000 revolving line of credit (the “Revolving Line”) available for future projects and general corporate purposes. The facilities have a five-year maturity and carry a floating interest of LIBOR plus 3.0% and are secured by a lien on substantially all of the assets of the Loan Parties and guaranteed by ASHS.  The long-term debt on the condensed consolidated balance sheets related to the Term Loan and DDTL was $11,949,000 and $12,624,000 as of March 31, 2023 and December 31, 2022, respectively.

As of   December 31, 2021, LIBOR will no longer be used to price new loans, but 1-month, 3-month, 6-month and 12-month maturities will continue to be published through 2023. The Company is working with Fifth Third Bank to determine an alternative base rate before the end of 2023. The Revolving Line is charged an unused line fee of 0.25% per annum. The Term Loan and DDTL have interest and principal payments due quarterly. Principal amortization on an annual basis for the Term Loan and DDTL equates to 48% of the original principal loan commitments in years one through five and an end of term payment of the remaining principal balance.

The Credit Agreement contains customary covenants and representations, including without limitation, a minimum fixed charge coverage ratio of 1.25 and maximum funded debt to EBITDA ratio of 3.0 to 1.0 (tested on a trailing twelve-month basis at the end of each fiscal quarter), reporting obligations, limitations on dispositions, changes in ownership, mergers and acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and capital expenditures. The Loan Parties are in compliance with the Credit Agreement covenants as of  March 31, 2023.

The loan entered into with United States International Development Finance Corporation (“DFC”) in connection with the acquisition of GKCE in June 2020 (the “DFC Loan”) was obtained through the Company’s wholly-owned subsidiary, HoldCo and is guaranteed by GKF. The DFC Loan is secured by a lien on GKCE’s assets. The amount outstanding under the DFC Loan is payable in 29 quarterly installments with a fixed interest rate of 3.67%. The Company’s loan with DFC also contains customary covenants and representations, which the Company is in compliance with as of  March 31, 2023.  The long-term debt on the condensed consolidated balance sheets related to the DFC loan was $987,000 and $1,041,000 as of March 31, 2023 and December 31, 2022, respectively.  The Company capitalized debt issuance costs of $9,000 as of  December 31, 2022, related to maintenance and administrative fees on the DFC Loan.  There were no costs capitalized related to the DFC Loan in the three-month period ended March 31, 2023.

The accretion of debt issuance costs for each of the three-month periods ended March 31, 2023 and 2022 was $18,000.   As of March 31, 2023 and December 31, 2022, the unamortized deferred issuance costs on the consolidated balance sheets were $181,000 and $198,000.

As of March 31, 2023, long-term debt on the condensed consolidated balance sheets was $12,755,000. The following are contractual maturities of long-term debt as of  March 31, 2023, excluding deferred issuance costs of $181,000:

Year ending December 31,	Principal
2023 (excluding the three-months ended March 31, 2023)	$915,000
2024	2,094,000
2025	2,469,000
2026	7,294,000
2027	164,000
$12,936,000

Note 4.    Other Accrued Liabilities

Other accrued liabilities consist of the following as of  March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Insurance	$363,000	$591,000
Professional services	174,000	92,000
Operating costs	620,000	539,000
Other	321,000	322,000
Total other accrued liabilities	$1,478,000	$1,544,000

Note 5.    Leases

The Company determines if a contract is a lease at inception. Under ASC 842, the Company is a lessor of equipment to various customers. Leases that commenced prior to the ASC 842 adoption date were classified as operating leases under historical guidance. As the Company has elected the package of practical expedients allowing it to not reassess lease classification, these leases are classified as operating leases under ASC 842 as well. All of the Company’s lessor arrangements entered into after ASC 842 adoption are also classified as operating leases. Some of these lease terms have an option to extend the lease after the initial term, but do not contain the option to terminate early or purchase the asset at the end of the term.

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

The Company’s lessee operating leases are accounted for as ROU assets, other current liabilities, and lease liabilities on the condensed consolidated balance sheets. Operating lease ROU assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company’s operating lease contracts do not provide an implicit rate for calculating the present value of future lease payments. The Company determined its incremental borrowing rate, to be in the range of approximately 4.0% and 6.0%, by using available market rates and expected lease terms. The operating lease ROU assets and liabilities include any lease payments made and there were no lease incentives or initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company’s lessee operating lease agreements are for administrative office space and related equipment, and the agreement to lease clinic space for its stand-alone facility in Lima, Peru. These leases have remaining lease terms between 1 and 2 years, some of which include options to renew or extend the lease. As of March 31, 2023, operating ROU assets, net of impairment were $232,000, and lease liabilities were $251,000.

The following table summarizes maturities of lessee operating lease liabilities as of March 31, 2023:

Year ending December 31,	Operating Leases

2023 (excluding the three-months ended March 31, 2023)	$198,000
2024	59,000
Total lease payments	257,000
Less imputed interest	(6,000)
Total	$251,000

	Three Months Ended March 31,
	2023	2022
Lease cost
Operating lease cost	$103,000	$100,000
Sublease income	(50,000)	(43,000)
Total lease cost	$53,000	$57,000

Other information
Cash paid for amounts included in the measurement of lease liabilities - Operating leases	$103,000	$100,000
Weighted-average remaining lease term - Operating leases in years	0.95	1.75
Weighted-average discount rate - Operating leases	5.54%	5.78%

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

The computation for the three-month periods ended March 31, 2023 and 2022 excluded approximately 6,000 and 50,000, respectively, of the Company’s stock options because the exercise price of the options was higher than the average market price during the period. The weighted average common shares outstanding for basic earnings per share for the three-month periods ended March 31, 2023 and 2022 included approximately 123,000 and 123,000, respectively, of the Company's restricted stock awards that are fully vested but are deferred for issuance.

The following table sets forth the computation of basic and diluted earnings per share for the three-month periods ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Net income attributable to American Shared Hospital Services	$188,000	$269,000

Weighted average common shares for basic earnings per share	6,306,000	6,201,000
Dilutive effect of stock options and restricted stock awards	166,000	98,000
Weighted average common shares for diluted earnings per share	6,472,000	6,299,000

Basic earnings per share	$0.03	$0.04
Diluted earnings per share	$0.03	$0.04

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

Stock-based compensation expense associated with the Company’s stock options to employees is calculated using the Black-Scholes valuation model. The Company’s stock awards have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates. The estimated fair value of the Company’s option grants is estimated using assumptions for expected life, volatility, dividend yield, and risk-free interest rate which are specific to each award. The estimated fair value of the Company’s options is expensed over the period during which an employee is required to provide service in exchange for the award (requisite service period), usually the vesting period. Accordingly, stock-based compensation cost before income tax effect for the Company’s options and restricted stock awards in the amount of $96,000 and $87,000 for the three-months ended March 31, 2023 and 2022, respectively, is reflected in selling and administrative expense in the condensed consolidated statements of income. For the three-months ended March 31, 2023, there was approximately $129,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. This cost is expected to be recognized over a period of approximately four years. The weighted-average fair value of options granted during the three-month period ended March 31, 2023 was $1.63.

The following table summarizes stock option activity for the three-month periods ended March 31, 2023 and 2022:

	Stock Options	Grant Date Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Intrinsic Value
Outstanding at January 1, 2023	95,000	$2.76	4.83	$25,000
Granted	50,000	$2.93	7.00	$-
Forfeited	(2,000)	$3.90	-	$-
Outstanding at March 31, 2023	143,000	$2.80	4.76	$26,000
Exercisable at March 31, 2023	48,000	$2.73	2.51	$-

Outstanding at January 1, 2022	67,000	$2.72	3.33	$-
Outstanding at March 31, 2022	67,000	$2.72	3.09	$4,000
Exercisable at March 31, 2022	59,000	$2.72	2.77	$-

Note 8.    Income Taxes

The Company generally calculates its effective income tax rate at the end of an interim period using an estimate of the annualized effective income tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate of the annualized effective income tax rate cannot be made, the Company computes its provision for income taxes using the actual effective income tax rate for the results of operations reported within the year-to-date periods. The Company’s effective income tax rate is highly influenced by relative income or losses reported and the amount of the nondeductible stock-based compensation associated with grants of its common stock options and from the results of foreign operations. A small change in estimated annual pretax income can produce a significant variance in the annualized effective income tax rate given the expected amount of these items. As a result, the Company has computed its provision for income taxes for the three-month periods ended March 31, 2023 and 2022 by applying the actual effective tax rates to income or reported within the condensed consolidated financial statements through those periods.

Note 9.    Commitments

On December 20, 2018, the Company signed Second Amendments to two System Build Agreements for the Company’s second and third Mevion PBRT units. The Company and Mevion Medical Systems Inc. (“Mevion”) have agreed to upgrade the second and third PBRT units for which the Company has purchase commitments. The Company is actively seeking sites for these units but, to date, has not entered into agreements with any party for either placement of a PBRT unit or the related financing. The Company projects that it will be required to commence delivery of the second and third PBRT units no later than December 2023. In the event the Company is unable to enter into customer agreements within the requisite time frame or receive an extension from Mevion, the Company could forfeit its deposits. During the year-ended December 31, 2020, the Company impaired these deposits and wrote-off the deposits and related capitalized interest. As of March 31, 2023, the Company had commitments, after deposits, to purchase two MEVION S250i PBRT systems for $34,000,000.

As of March 31, 2023, the Company had commitments to upgrade  four Leksell Gamma Knife systems from Perfexion to Icon Systems (“Icon”), one Gamma Plan workstation, one Gamma Knife Esprit at an existing customer site,  three Linear Accelerator (“LINAC”) systems, and one Cobalt- 60 reload. Two LINACS will be placed at future customer sites and  one LINAC system will be placed at the Company’s new site in Puebla, Mexico.  This site is expected to begin operations in the second half of  2023 now that it has received regulatory approval. The Company also has a commitment to upgrade the Gamma Knife unit at its stand-alone facility in Ecuador to a Perfexion with Icon. The Company expects to upgrade the equipment in Ecuador in mid-2023, pending regulatory approval. The Company has a commitment from DFC to finance this upgrade. The Esprit upgrade will be placed at an existing customer site in the fourth quarter of 2023. The remaining Icon upgrades and LINAC purchases are scheduled to occur between 2023 and 2024. Total Gamma Knife and LINAC commitments as of March 31, 2023 were $16,228,000. It is the Company’s intent to finance substantially all of these commitments. There can be no assurance that financing will be available for the Company’s current or future projects, or at terms that are acceptable to the Company.  However, the Company currently has cash on hand of $13,201,000 and a line of credit of $7,000,000 to fund these projects.

On  February 15, 2023, the Company executed an equipment sales agreement with a new customer for the sale of a Gamma Knife upgrade and Cobalt-60 reload. The Company expects to complete the sale during the second or third quarter of 2023. The Company will fulfill this order by exercising its purchase commitments.

On September 4, 2022, the Company entered into a Maintenance and Support Agreement (the “Mevion Service Agreement”), which provides for maintenance and support of the Company’s PBRT unit at Orlando Health from September 2022 through April 2026.  The agreement requires an annual prepayment of $1,800,000 for the current contractual period ( one year). This payment portion was recorded as a prepaid contract and is being amortized over the one-year service period.

As of March 31, 2023 , the Company had commitments to service and maintain its Gamma Knife and PBRT equipment. The service commitments are carried out via contracts with Mevion, Elekta and Mobius Imaging, LLC. In addition, in April 2019, the Company signed agreements to service the Icon upgrades which will be installed at various dates between 2023 and 2024. The Company’s commitments to purchase two LINAC systems also include a 9-year and 5-year agreement to service the equipment, respectively. Total service commitments as of March 31, 2023 were $15,168,000. The Gamma Knife and certain other service contracts are paid monthly, as service is performed. The Company believes that cash flow from cash on hand and operations will be sufficient to cover these payments.

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

The following table summarizes related party activity for the three-month periods ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Equipment purchases and de-install costs	$201,000	$1,232,000
Costs incurred to maintain equipment	295,000	269,000
Total related party transactions	$496,000	$1,501,000

The Company also had commitments to purchase one Icon, install four Icon upgrades, purchase one Gamma Plan workstations and service the related equipment of $20,208,000 as of   March 31, 2023.

Related party liabilities on the condensed consolidated balance sheets consist of the following as of  March 31, 2023 and December 31, 2022

	March 31,	December 31,
	2023	2022
Accounts payable, asset retirement obligation and other accrued liabilities	$791,000	$857,000

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report to the SEC may be deemed to contain certain forward-looking statements with respect to the financial condition, results of operations and future plans of American Shared Hospital Services (including statements regarding the expected continued treatment growth of the Company’s MEVION S250 system, the expansion of the Company’s PBRT business, the timing and expansion of treatments by new Gamma Knife systems, the Company’s expansion into new markets and the Company’s acquisitions and potential market segments for its services, which involve risks and uncertainties including, but not limited to, the risks of economic and market conditions, the risks of variability of financial results between quarters, the risks of the Gamma Knife and radiation therapy businesses, the risks of developing The Operating Room for the 21st Century program, the risks of changes to The Centers for Medicare and Medicaid (“CMS”) reimbursement rates or reimbursement methodology, the risks of the timing, financing, and operations of the Company’s PBRT business, the risk of expanding within or into new markets, and the risk that the integration or continued operation of acquired businesses could adversely affect financial results and the risk that current and future acquisitions may negatively affect the Company’s financial position. Further information on potential factors that could affect the financial condition, results of operations and future plans of American Shared Hospital Services is included in the filings of the Company with the SEC, including the Annual Report on Form 10-K for the year ended December 31, 2022 and the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 20, 2023.

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

Reimbursement

CMS has established a 2023 delivery code reimbursement rate of approximately $7,691 ($7,943 in 2022) for a Medicare Gamma Knife treatment. The approximate CMS reimbursement rates for delivery of PBRT for a simple treatment without compensation for 2023 is $572 ($554 in 2022) and $1,323 ($1,321 in 2022) for simple with compensation, intermediate and complex treatments, respectively.

On September 18, 2020, CMS issued the final rule that would have implemented a new mandatory payment model for radiation oncology services: the Radiation Oncology Alternative Payment Method (“RO APM”). The RO APM, which was to be in effect for a five year period, has been delayed indefinitely. If the RO APM had not been delayed, it would have significantly altered CMS’ payment methodology from a fee for service paradigm to a set reimbursement by cancer type methodology for radiation services provided within a 90 day episode of care. Under the RO APM, hospital based and free-standing radiation therapy providers would have been required to participate in the model based on whether the radiation therapy provider is located within a randomly selected core-based statistical area. CMS projects that providers treating approximately 30% of radiation oncology patients would have been selected to participate in the RO APM. The remaining providers not included in the RO APM would have continued to receive reimbursement based on a fee-for-service methodology. The RO APM would have included but would not have been limited to PBRT and Gamma Knife services. Three of the Company's Gamma Knife centers were expected to be included in the RO APM. It was not anticipated that inclusion in the RO APM would have a significant impact on the Company's Gamma Knife revenues. The Company's PBRT center was not selected for inclusion in the RO APM. Medicare reimbursement in 2023 for the most commonly used PBRT delivery codes increased by approximately 3.2% and 0.2%, and decreased by approximately 3.2% for Gamma Knife.

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

Application of Critical Accounting Policies and Estimates

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

The most significant accounting policies followed by the Company are presented in Note 2 to the consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2022. These policies along with the disclosures presented in the other condensed consolidated financial statement notes and, in this discussion, and analysis, provide information on how significant assets and liabilities are valued in the condensed consolidated financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts, and the methods, assumptions and estimates underlying those amounts, management has identified revenue recognition and costs of sales for turn-key and revenue sharing arrangements, and the carrying value of property and equipment and useful lives, and as such the aforementioned could be most subject to revision as new information becomes available. The following are our critical accounting policies in which management’s estimates, assumptions and judgments most directly and materially affect the condensed consolidated financial statements:

Revenue Recognition

The Company recognizes revenues under ASC 842 and ASC 606. The Company had twelve domestic Gamma Knife units, two international Gamma Knife units, and one PBRT system in operation in the United States as of March 31, 2023 and 2022. Six of the Company’s twelve domestic Gamma Knife customers are under fee-per-use contracts, and six customers are under retail arrangements. The Company, through GKF, also owns and operates two single-unit, international Gamma Knife facilities in Lima, Peru and Guayaquil, Ecuador. These two units economically function similarly to the Company’s turn-key retail arrangements. The Company’s PBRT system at Orlando Health is also considered a retail arrangement.

Rental income from medical services – The Company recognizes revenues under ASC 842 when services have been rendered and collectability is reasonably assured, on either a fee per use or revenue sharing basis. The terms of the contracts do not contain any guaranteed minimum payments. The Company’s contracts are typically for a ten-year term and are classified as either fee per use or retail. Retail arrangements are further classified as either turn-key or revenue sharing. Revenues from fee per use contracts is determined by each hospital’s contracted rate. Revenues are recognized at the time the procedures are performed, based on each hospital’s contracted rate and the number of procedures performed. Under revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital. The amount the Company expects to receive is recorded as revenue and estimated based on historical experience. Revenue estimates are reviewed periodically and adjusted as necessary. Under turn-key arrangements, the Company receives payment from the hospital at an agreed upon percentage share of the hospital’s reimbursement from third party payors, and the Company is responsible for paying all the operating costs of the equipment. Operating costs are determined primarily based on historical treatment protocols and cost schedules with the hospital. The Company records an estimate of operating costs which are reviewed on a regular basis and adjusted as necessary to more accurately reflect the actual operating costs. For turn-key sites, the Company also shares a percentage of net operating profit. The Company records an estimate of net operating profit based on estimated revenues, less estimated operating costs. The operating costs and estimated net operating profit are recorded as other direct operating costs in the condensed consolidated statement of income. For the three-month periods ended March 31, 2023 and 2022 the Company recognized revenues of approximately $4,229,000 and $4,141,000, respectively, under ASC 842, of which approximately $2,314,000 and $2,039,000 were for PBRT services, respectively.

Patient income – The Company has stand-alone facilities in Lima, Peru and Guayaquil, Ecuador, where contracts exist between the Company’s facilities and the individual patients treated at the facility. Under ASC 606, the Company acts as the principal in this transaction and provides, at a point in time, a single performance obligation, in the form of a Gamma Knife treatment. Revenue related to a Gamma Knife treatment is recognized on a gross basis at the time when the patient receives treatment. There is no variable consideration present in the Company’s performance obligation and the transaction price is agreed upon per the stated contractual rate. GKPeru’s payment terms are typically prepaid for self-pay patients and insurance provider payments are paid net 30 days. GKCE’s patient population is primarily covered by a government payor and payments are paid between 3 and 6 months. The Company did not capitalize any incremental costs related to the fulfillment of its customer contracts. Accounts receivable balances at GKPeru were not significant as of March 31, 2023 and December 31, 2022. GKCE’s accounts receivable were $764,000 as of March 31, 2023 and $862,000 as of December 31, 2022. For the three-month periods ended March 31, 2023 and 2022 the Company recognized revenues of approximately $696,000 and $706,000, respectively, under ASC 606.

Salvage Value on Equipment

Salvage value is based on the estimated fair value of the equipment at the end of its useful life. The Company determines salvage value based on the estimated fair value of the equipment at the end of its useful life. There is no active resale market of Gamma Knife or PBRT equipment, but the Company believes its salvage value estimates were a reasonable assessment of the economic value of the equipment when the contract ends. As of January 1, 2023, the Company changed its estimate for salvage value for one of its international units. There is no salvage value assigned to the second international Gamma Knife unit. The Company has not assigned salvage value to its PBRT equipment.

As of October 1, 2022, the Company reduced its estimate for salvage value for one of its domestic Gamma Knife Perfexion units. The net effect of the change in estimate for the year ended December 31, 2022, was a decrease in net income of approximately $17,000 or $0.00 per diluted share. This change in estimate will also impact future periods.  See Note 3 - Property and Equipment to the condensed consolidated financial statements for further discussion on salvage value.

First Quarter 2023 Results

Revenues increased by $78,000 to $4,925,000 for the three-month period ended March 31, 2023 compared to $4,847,000 for the same period in the prior year.  Revenues from the Company’s domestic segment increased $88,000 to $4,229,000 for the three-month period ended March 31, 2023 compared to $4,141,000 and for the same period in the prior year.  Revenues from the Company’s international segment decreased by $10,000 to $696,000 for the three-month period ended March 31, 2023 compared to $706,000 for the same period in the prior year.

Revenues generated from the Company’s PBRT system increased by $275,000 to $2,314,000 for the three-month period ended March 31, 2023 compared to $2,039,000 for the same period in the prior year. The increase in PBRT revenues for the three-month periods ended March 31, 2023 was due to higher average reimbursement for the period.

The number of PBRT fractions decreased by 92 to 1,536 for the three-month period ended March 31, 2023 compared to 1,628 for the same period in the prior year. The decrease in PBRT volume for the three-month period ended March 31, 2023 was primarily due to normal, cyclical fluctuations.

Gamma Knife revenues decreased by $197,000 to $2,611,000 for the three-month period ended March 31, 2023 compared to $2,808,000 for the same period in the prior year. For the three-months ended March 31, 2023, the decrease in Gamma Knife revenue was due to a decrease in procedures partially offset by an increase in average reimbursement.  The increase in average reimbursement was driven by an increase in the average reimbursement rate at the Company’s retail sites caused by a favorable shift in payor mix from Medicare to more commercial payors.

The number of Gamma Knife procedures decreased by 36 to 293 for the three-month period ended March 31, 2023 compared to 329 for the same period in the prior year. The decrease in Gamma Knife procedures for the three-month period ended March 31, 2023 was due to normal, cyclical fluctuations.

Total costs of revenue increased by $237,000 to $3,017,000 for the three-month period ended March 31, 2023 compared to $2,780,000 for the same period in the prior year.

Maintenance and supplies and other direct operating costs, related party, increased by $72,000 to $781,000 for the three-month period ended March 31, 2023 compared to $709,000 for the same period in the prior year. The increase in maintenance and supplies and other direct operating costs, related party, was primarily due to the annual increase on the Company’s PBRT maintenance agreement.

Depreciation and amortization increased by $170,000 to $1,357,000 for the three-month period ended March 31, 2023 compared to $1,187,000 for the same period in the prior year. The increase in depreciation and amortization for the three-month period ended March 31, 2023 was primarily due to the Company’s change in estimate for salvage value and useful life, partially offset by a reduction to depreciation expense in the prior year due to expiration of a contract liability. As of October 1, 2022, the Company reduced its estimate for salvage value for one of its domestic Gamma Knife Perfexion units. The net effect of the change in estimate made October 1, 2022, for the three-month period ended March 31, 2023, was a decrease in net income of approximately $17,000 or $0.00 per diluted share. Salvage value is based on the estimated fair value of the equipment at the end of its useful life. As of January 1, 2023, the Company reduced its estimated useful life and assigned salvage value for one of its international Gamma Knife units. The net effect of the change in estimate made January 1, 2023, for the three-month period ended March 31, 2023, was a decrease in net income of approximately $50,000 or $0.01 per diluted share. These changes in estimate will also impact future periods.

Other direct operating costs decreased by $5,000 to $879,000 for the three-month period ended March 31, 2023 compared to $884,000 for the same period in the prior year. The decrease in other direct operating costs for the three-month period ended March 31, 2023 was primarily due to normal fluctuations.

Selling and administrative expense increased by $220,000 to $1,539,000 for the three-month period ended March 31, 2023 compared to $1,319,000 for the same period in the prior year. The increase in selling and administrative expense for the three-month period ended March 31, 2023 was due to higher sales and related fees associated with new business opportunities.

Interest expense increased by $123,000 to $271,000 for the three-month period ended March 31, 2023 compared to $148,000 for the same period in the prior year. On April 9, 2021, the Company refinanced predominantly all of its existing debt and finance lease portfolio.  The Term Loan and DDTL carry a floating interest rate of LIBOR plus 3%.  The increase for the three-month period ended March 31, 2023 was due to an increase in LIBOR compared to the same period of the prior year.

Income tax expense decreased by $138,000 to $68,000 for the three-month period ended March 31, 2023 compared to $206,000 for the same period in the prior year. The decrease in income tax expense for the three-month period ended March 31, 2023 was due to lower earnings during the current period and return-to-provision adjustments arising from foreign tax returns, as well as permanent domestic tax differences in the prior year.

Net income attributable to non-controlling interest decreased by $213,000 to a net loss of $88,000 for the three-month period ended March 31, 2023 compared to income of $125,000 for the same period in the prior year. Net income attributable to non-controlling interests represents net income earned by the 19% non-controlling interest in GKF, and net income of the non-controlling interests in various subsidiaries controlled by GKF. The decrease or increase in net income attributable to non-controlling interests reflects the relative profitability of GKF.

Net income decreased by $81,000 to net income of $188,000, or $0.03 per diluted shared for the three-month period ended March 31, 2023 compared to net income of $269,000, or $0.04 per diluted share for the same period in the prior year. Net income decreased for the three-month period ended March 31, 2023 primarily due to higher interest expense and higher selling and administrative expense to support the Company’s pursuit of new business opportunities.

Liquidity and Capital Resources

The Company’s primary liquidity needs are to fund capital expenditures as well as support working capital requirements. In general, the Company’s principal sources of liquidity are cash and cash equivalents on hand and a $7,000,000 revolving line of credit. As of March 31, 2023, the Company has not drawn on its line of credit. The Company had cash, cash equivalents and restricted cash of $13,201,000 at March 31, 2023 compared to $12,453,000 at December 31, 2022. The Company’s cash position increased by $748,000 during the first three months of 2023 due to cash from operating activities of $1,761,000, offset by payment for the purchase of property and equipment of $209,000, payments on long-term debt of $730,000, and payments on short-term financing of $74,000. The Company’s expected primary cash needs on both a short and long-term basis are for capital expenditures, business expansion, working capital, and other general corporate purposes. The Company has scheduled interest and principal payments under its debt obligations of approximately $2,094,000 during the next 12 months.

Working Capital

The Company had working capital at March 31, 2023 of $14,317,000 compared to $13,548,000 at December 31, 2022. The $769,000 increase in net working capital was primarily due an increase in cash. The Company believes that its cash on hand, cash flow from operations, and other cash resources are adequate to meet its scheduled debt obligations and working capital requirements during the next 12 months. See additional discussion below related to commitments. The Company, in the past, has secured financing for its Gamma Knife and radiation therapy units. The Company has secured financing for its projects from several lenders and anticipates that it will be able to secure financing on future projects from these or other lending sources, but there can be no assurance that financing will continue to be available on acceptable terms.

Long-Term Debt

On April 9, 2021, the Company and certain of its domestic subsidiaries entered into a five year $22,000,000 credit agreement with Fifth Third Bank, N.A., which refinanced its then existing domestic Gamma Knife portfolio.  The lease financing previously obtained by Orlando was also refinanced as long-term debt by the Credit Agreement. The Credit Agreement includes the $7,000,000 Revolving Line that the Company has not drawn on as of March 31, 2023. The Credit Agreement is 48% amortized over a 58-month period with a balloon payment upon maturity and is secured by a lien on substantially all of the assets of the Company and certain of its domestic subsidiaries. The Company’s Gamma Knife unit in Ecuador is financed with DFC. The DFC Loan is secured by a lien on GKCE’s assets. The amount outstanding under the DFC Loan is payable in 29 quarterly installments with a fixed interest rate of 3.67%.

As of December 31, 2021, LIBOR will no longer be used to price new loans, but 1-month, 3-month, 6-month and 12-month maturities will continue to be published through 2023. The Company is working with Fifth Third Bank, N.A. to determine an alternative base rate before the end of 2023. The Revolving Line is charged an unused line fee of 0.25% per annum. The Term Loan and DDTL have interest and principal payments due quarterly. Principal amortization on an annual basis for the Term Loan and DDTL equates to 48% of the original principal loan commitments in years one through five and an end of term payment of the remaining principal balance. See Note 3 - Long Term Debt Financing to the condensed consolidated financial statements for additional information.

Commitments

On December 20, 2018, the Company signed Second Amendments to two System Build Agreements for the Company’s second and third Mevion PBRT units. The Company and Mevion have agreed to upgrade the second and third PBRT units for which the Company has purchase commitments. The Company is actively seeking sites for these units but, to date, has not entered into agreements with any party for either placement of a PBRT unit or the related financing. The Company projects that it will be required to commence delivery of the second and third PBRT units no later than December 2023. In the event the Company is unable to enter into customer agreements within the requisite time frame or receive an extension from Mevion, the Company could forfeit its deposits. During the year-ended December 31, 2020, the Company impaired these deposits and wrote-off the deposits and related capitalized interest. As of March 31, 2023, the Company had commitments, after deposits, to purchase two MEVION S250i PBRT systems for $34,000,000.

As of March 31, 2023, the Company had commitments to upgrade four Leksell Gamma Knife systems from Perfexion to Icon Systems (“Icon”), one Gamma Plan workstation, one Gamma Knife Esprit at an existing customer site, three Linear Accelerator (“LINAC”) systems, and one Cobalt-60 reload. Two LINACS will be placed at future customer sites and one LINAC system will be placed at the Company’s new site in Puebla, Mexico.  This site is expected to begin operations in the second half of 2023 now that it has received regulatory approval. The Company also has a commitment to upgrade the Gamma Knife unit at its stand-alone facility in Ecuador to a Perfexion. The Company expects to upgrade the equipment in Ecuador in mid-2023, pending regulatory approval. The Company has a commitment from DFC to finance this upgrade. The Esprit upgrade will be placed at an existing customer site in the fourth quarter of 2023. The remaining Icon upgrades and LINAC purchases are scheduled to occur between 2023 and 2024. Total Gamma Knife and LINAC commitments as of March 31, 2023 were $16,228,000. It is the Company’s intent to finance substantially all of these commitments. There can be no assurance that financing will be available for the Company’s current or future projects, or at terms that are acceptable to the Company.  However, the Company currently has cash on hand of $13,201,000 and a line of credit of $7,000,000 to fund these projects.

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

As of March 31, 2023, the Company had commitments to service and maintain its Gamma Knife and PBRT equipment. The service commitments are carried out via contracts with Mevion, Elekta and Mobius Imaging, LLC. In addition, in April 2019, the Company signed agreements to service the Icon upgrades which will be installed at various dates between 2023 and 2024. The Company’s commitments to purchase two LINAC systems also include a 9-year and a 5-year agreement to service the equipment, respectively. Total service commitments as of March 31, 2023 were $15,168,000. The Gamma Knife and certain other service contracts are paid monthly, as service is performed. The Company believes that cash flow from cash on hand and operations will be sufficient to cover these payments.

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

The following table summarizes related party activity for the three-month periods ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Equipment purchases and de-install costs	$201,000	$1,232,000
Costs incurred to maintain equipment	295,000	269,000
Total related party transactions	$496,000	$1,501,000

The Company also had commitments to purchase one Icon, install four Icon upgrades, purchase one Gamma Plan workstations and service the related equipment of $20,208,000 as of  March 31, 2023.

Related party liabilities on the condensed consolidated balance sheets consist of the following as of March 31, 2023 and December 31, 2022

	March 31,	December 31,
	2023	2022
Accounts payable, asset retirement obligation and other accrued liabilities	$791,000	$857,000

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage or prepayment features. The Company does not have affiliation with partnerships, trusts or other entities whose purpose is to facilitate off-balance sheet financial transactions or similar arrangements, and therefore has no exposure to the financing, liquidity, market or credit risks associated with such entities. At March 31, 2023, the Company had no significant long-term, market-sensitive investments.

Item 4.    Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the company and its subsidiaries is communicated to the principal executive officer and our principal financial officer. Based on that evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the principal executive officer and our principal financial officer, and recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

There were no changes in our internal control over financial reporting during the three-month period ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

None.

Item 1A.    Risk Factors

There were no material changes during the period covered in this report to the risk factors previously disclosed in Part 1, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, except as follows:

Bank failures or other events effecting financial institutions could materially adversely affect our operations, liquidity and financial performance.

We maintain deposit accounts at multiple financial institutions one of which at times has amounts that exceed the limits insured by the U.S. Federal Deposit Insurance Corporation (the “FDIC”). If one or more of the institutions with which we maintain accounts were to fail or be taken over by the FDIC, there can be no assurance that the deposits we have in excess of the FDIC insurance limits will be recoverable. Even if such amounts are ultimately recoverable, the failure of a bank, or events involving limited liquidity, defaults, non-performance or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain deposits, or concerns or rumors about such events, may lead to disruptions in access to our bank deposits or otherwise adversely impact our operations, liquidity and financial performance. In addition, instability or other distress in the financial markets, including the effects of bank failures, defaults, non-performance or other adverse developments that effect financial institutions, could jeopardize our ability to borrow under our credit facilities, which could have a material adverse effect on our business if we were not able to replace those commitments or to locate other sources of liquidity on acceptable terms.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibit Index

Incorporated by reference herein
Exhibit Number		Description	Form	Exhibit	Date
10.1	•	Offer Letter of Employment, dated April 12, 2023, between Robert Hiatt and American Shared Hospital Services	8-K	10.1	4/18/2023
10.2	• *	Form of American Shared Hospital Services Incentive Compensation Plan Restricted Stock Unit Issuance Agreement
10.3	• *	Form of American Shared Hospital Services Incentive Compensation Plan Notice of Grant of Incentive Stock Option
10.4	*	Third Amendment to Lease Agreement for a Gamma Knife Unit (Perfexion Upgrade) dated as of June 1, 2020 between GK Financing, LLC and Methodist Healthcare System of San Antonio, LTD.
31.1	*	Certification of Principal Executive Officer pursuant to Rule 13a-14a/15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer pursuant to Rule 13a-14a/15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	ǂ	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline Instance XBRL contained in Exhibit 101

	*	Filed herewith.
	ǂ	Furnished herewith.
	#	Portions of this exhibit (indicated therein by asterisks) have been omitted for confidential treatment.
	•	Indicates management compensatory plan, contract, or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SHARED HOSPITAL SERVICES

Registrant

Date:	May 12, 2023	/s/ Raymond C. Stachowiak
Raymond C. Stachowiak
Executive Chairman of the Board (principal executive officer)

Date:	May 12, 2023	/s/ Robert L. Hiatt
Robert L. Hiatt
Chief Financial Officer (principal financial and principal accounting officer)