Form 10-Q
period 2023-06-30
AMERICAN SHARED HOSPITAL SERVICES
filed 2023-08-14
CIK 744825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023 or

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

As of August 14, 2023, there were outstanding 6,244,000 shares of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS	June 30, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$13,676,000	$12,335,000
Restricted cash	118,000	118,000
Accounts receivable, net of allowance for doubtful accounts of $100,000 at June 30, 2023 and at December 31, 2022	4,690,000	3,801,000
Other receivables	636,000	327,000
Prepaid maintenance	350,000	1,245,000
Prepaid expenses and other current assets	613,000	897,000

Total current assets	20,083,000	18,723,000

Property and equipment, net	22,828,000	23,467,000
Land	19,000	19,000
Goodwill	1,265,000	1,265,000
Right of use assets, net	146,000	317,000
Intangible asset	78,000	78,000
Other assets	38,000	87,000

Total assets	$44,457,000	$43,956,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$297,000	$230,000
Employee compensation and benefits	752,000	735,000
Other accrued liabilities	1,396,000	1,544,000
Related party liabilities	1,153,000	497,000
Asset retirement obligations, related party	938,000	360,000
Income taxes payable	275,000	255,000
Current portion deferred revenue	554,000	-
Current portion of lease liabilities	127,000	292,000
Current portion of long-term debt, net	1,264,000	1,262,000

Total current liabilities	6,756,000	5,175,000

Long-term lease liabilities, less current portion	23,000	59,000
Long-term debt, net, less current portion	11,080,000	12,205,000
Deferred revenue, less current portion	35,000	70,000
Deferred income taxes	822,000	822,000

Total liabilities	18,716,000	18,331,000

Commitments (see Note 9)

Shareholders' equity:
Common stock, no par value (10,000,000 authorized; Issued and outstanding shares - 6,214,000 at June 30, 2023 and 6,184,000 at December 31, 2022)	10,763,000	10,763,000
Additional paid-in capital	8,036,000	7,843,000
Retained earnings	3,096,000	3,019,000
Total equity-American Shared Hospital Services	21,895,000	21,625,000
Non-controlling interests in subsidiaries	3,846,000	4,000,000
Total shareholders' equity	25,741,000	25,625,000

Total liabilities and shareholders' equity	$44,457,000	$43,956,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenues:
Rental income from medical services	$4,812,000	$4,140,000	$9,041,000	$8,281,000
Patient income	756,000	894,000	1,452,000	1,600,000
	5,568,000	5,034,000	10,493,000	9,881,000
Costs of revenue:
Maintenance and supplies	505,000	462,000	991,000	902,000
Depreciation and amortization	1,227,000	1,156,000	2,584,000	2,343,000
Other direct operating costs	1,023,000	1,049,000	1,902,000	1,933,000
Other direct operating costs, related party	295,000	279,000	590,000	548,000
	3,050,000	2,946,000	6,067,000	5,726,000

Gross margin	2,518,000	2,088,000	4,426,000	4,155,000

Selling and administrative expense	1,988,000	1,146,000	3,527,000	2,465,000
Interest expense	277,000	149,000	548,000	297,000
Loss on write down of impaired assets and associated removal costs	578,000	-	578,000	-

Operating (loss) income	(325,000)	793,000	(227,000)	1,393,000

Interest and other income (loss)	113,000	(5,000)	183,000	(5,000)
(Loss) income before income taxes	(212,000)	788,000	(44,000)	1,388,000

Income tax (benefit) expense	(35,000)	248,000	33,000	454,000

Net (loss) income	(177,000)	540,000	(77,000)	934,000
Less: Net loss (income) attributable to non-controlling interests	66,000	(43,000)	154,000	(168,000)

Net (loss) income attributable to American Shared Hospital Services	$(111,000)	$497,000	$77,000	$766,000

Net (loss) income per share:
(Loss) income per common share - basic	$(0.02)	$0.08	$0.01	$0.12
(Loss) income per common share - diluted	$(0.02)	$0.08	$0.01	$0.12

Weighted average common shares for basic earnings per share	6,336,000	6,203,000	6,336,000	6,187,000
Weighted average common shares for diluted earnings per share	6,336,000	6,281,000	6,465,000	6,266,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(Unaudited)

	FOR THE THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 2023 AND 2022
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Sub-Total ASHS	Non-controlling Interests in Subsidiaries	Total

Balances at January 1, 2022	6,049,000	$10,758,000	$7,444,000	$1,691,000	$19,893,000	$4,346,000	$24,239,000
Stock-based compensation expense	-	-	87,000	-	87,000	-	87,000
Vested restricted stock awards	30,000	-	-	-	-	-	-
Net income	-	-	-	269,000	269,000	125,000	394,000
Balances at March 31, 2022	6,079,000	10,758,000	7,531,000	1,960,000	20,249,000	4,471,000	24,720,000
Stock-based compensation expense	-	-	72,000	-	72,000	-	72,000
Vested restricted stock awards	31,000	-	-	-	-	-	-
Options exercised	2,000	5,000	-	-	5,000	-	5,000
Net income	-	-	-	497,000	497,000	43,000	540,000
Balances at June 30, 2022	6,112,000	$10,763,000	$7,603,000	$2,457,000	$20,823,000	$4,514,000	$25,337,000

Balances at January 1, 2023	6,184,000	$10,763,000	$7,843,000	$3,019,000	$21,625,000	$4,000,000	$25,625,000
Stock-based compensation expense	-	-	96,000	-	96,000	-	96,000
Net income (loss)	-	-	-	188,000	188,000	(88,000)	100,000
Balances at March 31, 2023	6,184,000	10,763,000	7,939,000	3,207,000	21,909,000	3,912,000	25,821,000
Stock-based compensation expense	-	-	97,000	-	97,000	-	97,000
Vested restricted stock awards	30,000	-	-	-	-	-	-
Net loss	-	-	-	(111,000)	(111,000)	(66,000)	(177,000)
Balances at June 30, 2023	6,214,000	$10,763,000	$8,036,000	$3,096,000	$21,895,000	$3,846,000	$25,741,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net (loss) income	$(77,000)	$934,000
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation, amortization, and other	2,609,000	2,375,000
Loss on write down of impaired assets and associated removal costs	578,000	-
Accretion of debt issuance costs	37,000	37,000
Non cash lease expense	171,000	168,000
Deferred income taxes	-	319,000
Stock-based compensation expense	193,000	159,000
Interest expense associated with lease liabilities	5,000	18,000
Changes in operating assets and liabilities:
Receivables	(1,187,000)	718,000
Prepaid expenses and other assets	1,230,000	1,261,000
Asset retirement obligations, related party	578,000	(457,000)
Related party liabilities	656,000	(792,000)
Accounts payable, accrued liabilities, and deferred revenue	627,000	(446,000)
Lease liabilities	(206,000)	(202,000)
Net cash provided by operating activities	5,214,000	4,092,000

Investing activities:
Payment for purchase of property and equipment	(2,561,000)	(96,000)
Net cash used in investing activities	(2,561,000)	(96,000)

Financing activities:
Principal payments on long-term debt	(1,160,000)	(297,000)
Principal payments on short-term financing	(152,000)	-
Proceeds from options exercised	-	5,000

Net cash used in financing activities	(1,312,000)	(292,000)

Net change in cash, cash equivalents, and restricted cash	1,341,000	3,704,000

Cash, cash equivalents, and restricted cash at beginning of period	12,453,000	8,263,000

Cash, cash equivalents, and restricted cash at end of period	$13,794,000	$11,967,000

Supplemental cash flow disclosure
Cash paid during the period for:
Interest	$507,000	$260,000
Income taxes	$229,000	$156,000

Detail of cash, cash equivalents and restricted cash at end of period
Cash and cash equivalents	$13,676,000	$11,849,000
Restricted cash	118,000	118,000
Cash, cash equivalents, and restricted cash at end of period	$13,794,000	$11,967,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.    Basis of Presentation

In the opinion of the management of American Shared Hospital Services (“ASHS”), the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for the fair presentation of ASHS consolidated financial position as of June 30, 2023, the results of its operations for the three and six-month periods ended June 30, 2023 and 2022, and the cash flows for the six-month periods ended June 30, 2023 and 2022. The results of operations for the three and six-months ended June 30, 2023 are not necessarily indicative of results on an annualized basis. Consolidated balance sheet amounts as of December 31, 2022 have been derived from the audited consolidated financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022 included in the ASHS Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023.

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

The Company (through ASRS) and Elekta AB (“Elekta”), the manufacturer of the Gamma Knife (through its wholly-owned United States subsidiary, GKV Investments, Inc.), entered into an operating agreement and formed GKF. As of June 30, 2023, GKF provides Gamma Knife units to twelve medical centers in the United States in the states of California, Florida, Illinois, Indiana, Mississippi, Nebraska, New Mexico, New York, Ohio, Oregon, and Texas. GKF also owns and operates two single-unit Gamma Knife facilities in Lima, Peru and Guayaquil, Ecuador. The Company through its wholly-owned subsidiary, Orlando, provided proton beam radiation therapy (“PBRT”) and related equipment to a customer in the United States.

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

Rental income from medical services – The Company recognizes revenues under ASC 842 when services have been rendered and collectability is reasonably assured, on either a fee per use or revenue sharing basis. The terms of the Company's contracts with hospitals do not contain any guaranteed minimum payments. The Company’s contracts are typically for a ten-year term and are classified as either fee per use or retail. Retail arrangements are further classified as either turn-key or revenue sharing. Revenues from fee per use contracts are determined by each hospital’s contracted rate. Revenues are recognized at the time the procedures are performed, based on each hospital’s contracted rate and the number of procedures performed. Under revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital. The amount the Company expects to receive is recorded as revenue and estimated based on historical experience. Revenue estimates are reviewed periodically and adjusted as necessary. Under turn-key arrangements, the Company receives payment from the hospital at an agreed upon percentage share of the hospital’s reimbursement from third party payors, and the Company is responsible for paying all the operating costs of the equipment. Operating costs are determined primarily based on historical treatment protocols and cost schedules with the hospital. The Company records an estimate of operating costs which are reviewed on a regular basis and adjusted as necessary to more accurately reflect the actual operating costs. For turn-key sites, the Company also shares a percentage of net operating profit. The Company records an estimate of net operating profit based on estimated revenues, less estimated operating costs. The operating costs and estimated net operating profit are recorded as other direct operating costs in the condensed consolidated statements of operations. For the three and six-month periods ended June 30, 2023, the Company recognized revenues of approximately $4,812,000 and $9,041,000, compared to $4,140,000 and $8,281,000 for the same periods in the prior year, respectively, under ASC 842. Of the ASC 842 revenue, for the three and six-month periods ended June 30, 2023 approximately $2,545,000 and $4,859,000 were for PBRT services, respectively, compared to $2,308,000 and $4,347,000 for the same periods in the prior year, respectively.

Patient income – The Company has stand-alone facilities in Lima, Peru and Guayaquil, Ecuador, where contracts exist between the Company’s facilities and the individual patients treated at the facility. Under ASC 606, the Company acts as the principal in these transactions and provides, at a point in time, a single performance obligation, in the form of a Gamma Knife treatment. Revenue related to a Gamma Knife treatment is recognized on a gross basis at the time when the patient receives treatment. There is no variable consideration present in the Company’s performance obligation and the transaction price is agreed upon per the stated contractual rate. GKPeru’s payment terms are typically prepaid for self-pay patients and insurance provider payments are paid net 30 days. GKCE’s patient population is primarily covered by a government payor and payments are paid between three and six months. The Company did not capitalize any incremental costs related to the fulfillment of its customer contracts. Accounts receivable balances at GKPeru were not significant as of  June 30, 2023 and  December 31, 2022. GKCE’s accounts receivable were $652,000 as of June 30, 2023 and $862,000 as of  December 31, 2022. For the three and six-month periods ended June 30, 2023, the Company recognized revenues of approximately $756,000 and $1,452,000, respectively, under ASC 606 compared to $894,000 and $1,600,000 for the same periods in the prior year, respectively.

Business segment information - Based on the guidance provided in accordance with ASC 280 Segment Reporting (“ASC 280”), the Company analyzed its subsidiaries which are all in the business of leasing radiosurgery and radiation therapy equipment to healthcare providers, and concluded there are fifteen locations that meet the definition of an operating segment and these fifteen locations are aggregated into two reportable segments, domestic and foreign.  The Company provides Gamma Knife and PBRT equipment to thirteen hospitals in the United States and owns and operates two single-unit facilities in Lima, Peru and Guayaquil, Ecuador as of June 30, 2023.  An operating segment is defined by ASC 280 as a component of a reporting entity that has the following three characteristics: (1) it engages in business activities from which it  may recognize revenues and incur expense, (2) its operating results are regularly reviewed by the Company’s Chief Operating Decision Maker (“CODM”), and (3) its discrete financial information is available. The Company determined two reportable segments existed due to similarities in economics of business operations and geographic location. The operating results of the two reportable segments are reviewed by the Company’s Executive Chairman of the Board, who is also the CODM.

For the three and six-month periods ended June 30, 2023, the Company’s PBRT operations represented a significant majority of the domestic profit, disclosed below. The revenues and profit or loss allocations for the Company’s two reportable segments as of  June 30, 2023 and 2022 consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Domestic	$4,812,000	$4,140,000	$9,041,000	$8,281,000
Foreign	756,000	894,000	1,452,000	1,600,000
Total	$5,568,000	$5,034,000	$10,493,000	$9,881,000

Net (loss) income attributable to American Shared Hospital Services
Domestic	$(26,000)	$450,000	$229,000	$705,000
Foreign	(85,000)	47,000	(152,000)	61,000
Total	$(111,000)	$497,000	$77,000	$766,000

Reclassification - Certain comparative balances as of and for the three and six-month periods ended June 30, 2022 have been reclassified to make them consistent with the current period presentation.

Note 2.    Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation for Gamma Knife units and other equipment is determined using the straight-line method over the estimated useful lives of the assets, which for medical and office equipment is generally between three and ten years, and after accounting for salvage value on the equipment where indicated. Depreciation expense for the three and six-month periods ended June 30, 2023 was $1,242,000 and $2,609,000 compared to $1,163,000 and $2,375,000 for the same periods in the prior year, respectively.  During the three and six-month periods ended June 30, 2023, the Company increased its asset retirement obligation accrual and recorded a write-down of the related assets of $578,000.

The Company determines salvage value based on the estimated fair value of the equipment at the end of its useful life. As of January 1, 2023, the Company reduced its estimated useful life and assigned salvage value for one of its international Gamma Knife units. The net effect of the change in estimate made January 1, 2023, for the three and six-month periods ended June 30, 2023, was a decrease in net income of approximately $50,000 or $0.01 per diluted share and $101,000 or $0.02 per diluted share, respectively. This change in estimate will also impact future periods.

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

The following table summarizes property and equipment as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022

Medical equipment and facilities	$73,917,000	$73,709,000
Office equipment	421,000	422,000
Construction in progress	1,857,000	106,000
	76,195,000	74,237,000
Accumulated depreciation	(53,367,000)	(50,770,000)
Net property and equipment	$22,828,000	$23,467,000

Net property and equipment held outside of the United States	$2,115,000	$2,201,000

Note 3.    Long-Term Debt Financing

On April 9, 2021 the Company along with certain of its domestic subsidiaries (collectively, the “Loan Parties”) entered into a five year $22,000,000 credit agreement with Fifth Third Bank, N.A. (the “Credit Agreement”). The Credit Agreement includes three loan facilities. The first loan facility is a $9,500,000 term loan (the “Term Loan”) which was used to refinance the domestic Gamma Knife debt and finance leases, and associated closing costs. The second loan facility of $5,500,000 is a delayed draw term loan (the “DDTL”) which was used to refinance the Company’s PBRT finance leases and associated closing costs, as well as to provide additional working capital. The third loan facility provides for a $7,000,000 revolving line of credit (the “Revolving Line”) available for future projects and general corporate purposes. The facilities have a five-year maturity and carry a floating interest of LIBOR plus 3.0% and are secured by a lien on substantially all of the assets of the Loan Parties and guaranteed by ASHS.  The long-term debt on the condensed consolidated balance sheets related to the Term Loan and DDTL was $11,575,000 and $12,624,000 as of June 30, 2023 and December 31, 2022, respectively.

As of   December 31, 2021, LIBOR will no longer be used to price new loans, but 1-month, 3-month, and 6-month maturities will continue to be published using a synthetic methodology until September 30, 2024. The Company is working with Fifth Third Bank, N.A. to transition its loan pricing to be based on the Secured Overnight Financing Rate (SOFR) rather than LIBOR. Any credit extended by Fifth Third Bank, N. A. after July 1, 2023 will be a SOFR based loan. The Revolving Line is charged an unused line fee of 0.25% per annum. The Term Loan and DDTL have interest and principal payments due quarterly. Principal amortization on an annual basis for the Term Loan and DDTL equates to 48% of the original principal loan commitments in years one through five and an end of term payment of the remaining principal balance.

The Credit Agreement contains customary covenants and representations, including without limitation, a minimum fixed charge coverage ratio of 1.25 and maximum funded debt to EBITDA ratio of 3.0 to 1.0 (tested on a trailing twelve-month basis at the end of each fiscal quarter), reporting obligations, limitations on dispositions, changes in ownership, mergers and acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and capital expenditures. The Loan Parties are in compliance with the Credit Agreement covenants as of  June 30, 2023.

The loan entered into with United States International Development Finance Corporation (“DFC”) in connection with the acquisition of GKCE in June 2020 (the “DFC Loan”) was obtained through the Company’s wholly-owned subsidiary, HoldCo and is guaranteed by GKF. The DFC Loan is secured by a lien on GKCE’s assets. The amount outstanding under the DFC Loan is payable in 17 quarterly installments with a fixed interest rate of 3.67%. The DFC Loan also contains customary covenants and representations, which the Company is in compliance with as of  June 30, 2023.  The long-term debt on the condensed consolidated balance sheets related to the DFC loan was $931,000 and $1,041,000 as of June 30, 2023 and December 31, 2022, respectively.  The Company capitalized debt issuance costs of $9,000 as of  December 31, 2022, related to maintenance and administrative fees on the DFC Loan.  There were no costs capitalized related to the DFC Loan in the six-month period ended June 30, 2023.

The accretion of debt issuance costs for the three and six-month periods ended June 30, 2023 and 2022 was $19,000 and $37,000, respectively.  As of June 30, 2023 and December 31, 2022, the unamortized deferred issuance costs on the consolidated balance sheets were $162,000 and $198,000, respectively.

As of June 30, 2023, long-term debt on the condensed consolidated balance sheets was $12,344,000. The following are contractual maturities of long-term debt as of  June 30, 2023, excluding deferred issuance costs of $162,000:

Year ending December 31,	Principal
2023 (excluding the six-months ended June 30, 2023)	$485,000
2024	2,094,000
2025	2,469,000
2026	7,294,000
2027	164,000
$12,506,000

Note 4.    Other Accrued Liabilities

Other accrued liabilities consist of the following as of  June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Insurance	$135,000	$591,000
Professional services	323,000	92,000
Operating costs	624,000	539,000
Other	314,000	322,000
Total other accrued liabilities	$1,396,000	$1,544,000

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

On  November 3, 2021, the Company entered into an agreement to sublease (the “Sublease”) its corporate office located at Two Embarcadero Center, Suite 410, San Francisco, California, where it leases approximately 3,253 square feet for $22,011 per month with a lease expiration date in  August 2023. The Sublease is for $16,195 per month through the existing contract expiration date. The Company also entered into a lease agreement (the “Lease”)  for new corporate office space at 601 Montgomery, Suite 1112, San Francisco, CA for approximately 900 square feet for $4,500 per month with a lease expiration date in  November 2024.

The Company’s lessee operating leases are accounted for as right of use (ROU) assets, other current liabilities, and lease liabilities on the condensed consolidated balance sheets. ROU assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company’s operating lease contracts do not provide an implicit rate for calculating the present value of future lease payments. The Company determined its incremental borrowing rate, to be in the range of approximately 4.0% and 6.0%, by using available market rates and expected lease terms. The operating lease ROU assets and liabilities include any lease payments made and there were no lease incentives or initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company’s lessee operating lease agreements are for administrative office space and related equipment, and the agreement to lease clinic space for its stand-alone facility in Lima, Peru. These leases have remaining lease terms between 1 and 2 years, some of which include options to renew or extend the lease. As of June 30, 2023, operating ROU assets, net of impairment were $146,000, and lease liabilities were $150,000.

The following table summarizes the maturities of the Company's lessee operating lease liabilities as of June 30, 2023:

Year ending December 31,	Operating Leases

2023 (excluding the six-months ended June 30, 2023)	$95,000
2024	59,000
Total lease payments	154,000
Less imputed interest	(4,000)
Total	$150,000

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lease cost
Operating lease cost	$103,000	$101,000	$206,000	$202,000
Sublease income	(49,000)	(43,000)	(99,000)	(86,000)
Total lease cost	$54,000	$58,000	$107,000	$116,000

Other information
Cash paid for amounts included in the measurement of lease liabilities - Operating leases	$103,000	$101,000	$206,000	$202,000
Weighted-average remaining lease term - Operating leases in years	0.92	1.52	0.92	1.52
Weighted-average discount rate - Operating leases	5.28%	5.75%	5.28%	5.75%

Note 6.    Per Share Amounts

Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding. Based on the guidance provided in accordance with ASC 260 Earnings Per Share (“ASC 260”), potentially dilutive common stock equivalents, such as diluted stock options, are not considered when their inclusion in reporting earnings per share would be dilutive to reported losses incurred per share. Because the Company reported a loss for the three-month period ended June 30, 2023, the potentially dilutive effects of approximately 82,000 of the Company’s stock options and 121,000 of the Company's unvested restricted stock awards were not considered for the reporting periods.

The computation for the three and six-month periods ended June 30, 2023 and 2022 excluded approximately 64,000 and 41,000, respectively, of the Company’s stock options because the exercise price of the options was higher than the average market price during the period. The weighted average common shares outstanding for basic earnings per share for the three and six-month periods ended June 30, 2023 and 2022 included approximately 123,000 and 123,000, respectively, of the Company's restricted stock awards that are fully vested but are deferred for issuance.

The following table sets forth the computation of basic and diluted earnings per share for the three and six-month periods ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss) income attributable to American Shared Hospital Services	$(111,000)	$497,000	$77,000	$766,000

Weighted average common shares for basic earnings per share	6,336,000	6,203,000	6,336,000	6,187,000
Dilutive effect of stock options and restricted stock awards	-	78,000	129,000	79,000
Weighted average common shares for diluted earnings per share	6,336,000	6,281,000	6,465,000	6,266,000

Basic (loss) earnings per share	$(0.02)	$0.08	$0.01	$0.12
Diluted (loss) earnings per share	$(0.02)	$0.08	$0.01	$0.12

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

Stock-based compensation expense associated with the Company’s stock options to employees is calculated using the Black-Scholes valuation model. The Company’s stock awards have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates. The estimated fair value of the Company’s option grants is estimated using assumptions for expected life, volatility, dividend yield, and risk-free interest rate which are specific to each award. The estimated fair value of the Company’s options is expensed over the period during which an employee is required to provide service in exchange for the award (requisite service period), usually the vesting period. Accordingly, stock-based compensation cost before income tax effect for the Company’s options and restricted stock awards in the amount of $97,000 and $193,000 for the three and six-month periods ended June 30, 2023, respectively, and $72,000 and $159,000 in the same periods of the prior year, respectively, is reflected in selling and administrative expense in the condensed consolidated statements of operations. For the six-month period ended June 30, 2023, there was approximately $174,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. This cost is expected to be recognized over a period of approximately five years. The weighted-average fair value of options granted during the six-month period ended June 30, 2023 was $1.57.

The following table summarizes stock option activity for the six-month periods ended June 30, 2023 and 2022:

	Stock Options	Grant Date Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Intrinsic Value
Outstanding at January 1, 2023	95,000	$2.76	4.83	$25,000
Granted	70,000	$2.82	7.00	$-
Forfeited	(19,000)	$2.69	-	$-
Outstanding at June 30, 2023	146,000	$2.80	5.76	$-
Exercisable at June 30, 2023	20,000	$2.92	2.67	$-

Outstanding at January 1, 2022	67,000	$2.72	3.33	$-
Exercised	(2,000)	$2.70	-	$-
Forfeited	(7,000)	$2.58	-	$-
Outstanding at June 30, 2022	58,000	$2.74	3.29	$3,000
Exercisable at June 30, 2022	50,000	$2.74	2.99	$-

Note 8.    Income Taxes

The Company generally calculates its effective income tax rate at the end of an interim period using an estimate of the annualized effective income tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate of the annualized effective income tax rate cannot be made, the Company computes its provision for income taxes using the actual effective income tax rate for the results of operations reported within the year-to-date periods. The Company’s effective income tax rate is highly influenced by relative income or losses reported and the amount of the nondeductible stock-based compensation associated with grants of its common stock options and from the results of foreign operations. A small change in estimated annual pretax income can produce a significant variance in the annualized effective income tax rate given the expected amount of these items. As a result, the Company has computed its provision for income taxes for the three and six-month periods ended June 30, 2023 and 2022 by applying the actual effective tax rates to income or reported within the condensed consolidated financial statements through those periods.

Note 9.    Commitments

On December 20, 2018, the Company signed Second Amendments to two System Build Agreements for the Company’s second and third Mevion PBRT units. The Company and Mevion Medical Systems Inc. (“Mevion”) have agreed to upgrade the second and third PBRT units for which the Company has purchase commitments. The Company is actively seeking sites for these units but, to date, has not entered into agreements with any party for either placement of a PBRT unit or the related financing. The Company projects that it will be required to commence delivery of the second and third PBRT units no later than December 2023. In the event the Company is unable to enter into customer agreements within the requisite time frame or receive an extension from Mevion, the Company could forfeit its deposits. During the year-ended December 31, 2020, the Company impaired these deposits and wrote-off the deposits and related capitalized interest. As of June 30, 2023, the Company had commitments, after deposits, to purchase two MEVION S250i PBRT systems for $34,000,000.

As of June 30, 2023, the Company had commitments to upgrade  four Leksell Gamma Knife systems from Perfexion to Icon Systems (“Icon”), one Gamma Plan workstations, three Esprit Gamma Knife systems, two of which are at existing customer sites,  two Linear Accelerator (“LINAC”) systems,  two Cobalt- 60 reloads and one Magnetic Resonance imaging guided LINAC (MR LINAC) at a future customer site. One LINAC will be placed at a future customer site and  one LINAC system will be placed at the Company’s new site in Puebla, Mexico.  This site is expected to begin operations in the second half of  2023 now that it has received regulatory approval. The Gamma Knife units at its stand-alone facility in Ecuador will use a commitments to upgrade to an Icon System. The Company expects to upgrade and install the equipment in Ecuador late in the third quarter of 2023. The Company has a commitment from DFC to finance the majority of this upgrade.  The remaining Icon upgrades and LINAC purchases are expected to occur in 2024. Total Gamma Knife and LINAC commitments as of June 30, 2023 were $21,722,000 and include $950,000 for potential removal costs related to leased equipment.  A portion of that removal cost is included in the condensed consolidated balance sheets as part of the asset removal obligation.  It is the Company’s intent to finance substantially all of these commitments. There can be no assurance that financing will be available for the Company’s current or future projects, or at terms that are acceptable to the Company.  However, the Company currently has cash on hand of $13,794,000 and a line of credit of $7,000,000 and is actively engaged with financing resources to fund these projects.

On  February 15, 2023, the Company executed an equipment sales agreement with a new customer for the sale of a Gamma Knife upgrade and Cobalt-60 reload. The Company expects to complete the sale during the third quarter of 2023. The Company will fulfill this order by exercising its purchase commitments.

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

As of June 30, 2023, the Company had commitments to service and maintain its Gamma Knife and PBRT equipment. The service commitments are carried out via contracts with Mevion, Elekta and Mobius Imaging, LLC. In addition, in April 2019, the Company signed agreements to service the Icon upgrades which will be installed at various dates between 2023 and 2024. The Company’s commitments to purchase two LINAC systems also include a 9-year and 5-year agreement to service the equipment, respectively. Total service commitments as of June 30, 2023 were $14,962,000. The Gamma Knife and certain other service contracts are paid monthly, as service is performed. The Company believes that cash flow from cash on hand and operations will be sufficient to cover these payments.

Note 10.    Related Party Transactions

The Company’s Gamma Knife business is operated through its 81% indirect interest in its GKF subsidiary. The remaining 19% of GKF is owned by a wholly owned U.S. subsidiary of Elekta, which is the manufacturer of the Gamma Knife. Since the Company purchases its Gamma Knife units from Elekta, there are significant related party transactions with Elekta, such as equipment purchases, commitments to purchase and service equipment, and costs to maintain the equipment.

The following table summarizes related party activity for the three and six-month periods ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Equipment purchases and de-install costs	$1,217,000	$131,000	$1,418,000	$1,363,000
Costs incurred to maintain equipment	295,000	279,000	590,000	548,000
Total related party transactions	$1,512,000	$410,000	$2,008,000	$1,911,000

The Company also had commitments to purchase or upgrade gamma knife units, purchase a LINAC and service the related equipment of $25,511,000 as of   June 30, 2023.

Related party liabilities on the condensed consolidated balance sheets consist of the following as of  June 30, 2023 and December 31, 2022

	June 30,	December 31,
	2023	2022
Accounts payable, asset retirement obligation and other accrued liabilities	$2,091,000	$857,000

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

Overview

American Shared Hospital Services is a leading provider of turnkey technology solutions for stereotactic radiosurgery and advanced radiation therapy equipment and services.  The Company’s domestic Gamma Knife business operates by fee-per-use contracts or retail contracts, where the Company shares in the revenue and operating costs of the equipment.  The Company, through GKF, also owns and operates two single-unit Gamma Knife facilities in Lima, Peru and Guayaquil, Ecuador. These units economically function similar to the Company’s turn-key retail arrangements. The Company’s PBRT system at Orlando Health Cancer Institute (“Orlando Health”), is also considered a retail arrangement. The main drivers of the Company’s revenue are numbers of sites, procedure volume and reimbursement.

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

Revenue Recognition

The Company recognizes revenues under ASC 842 and ASC 606. The Company had twelve domestic Gamma Knife units, two international Gamma Knife units, and one PBRT system in operation in the United States as of June 30, 2023 and 2022. Six of the Company’s twelve domestic Gamma Knife customers are under fee-per-use contracts, and six customers are under retail arrangements. The Company, through GKF, also owns and operates two single-unit, international Gamma Knife facilities in Lima, Peru and Guayaquil, Ecuador. These two units economically function similarly to the Company’s turn-key retail arrangements. The Company’s PBRT system at Orlando Health is also considered a retail arrangement.

Rental income from medical services – The Company recognizes revenues under ASC 842 when services have been rendered and collectability is reasonably assured, on either a fee per use or revenue sharing basis. The terms of the Company's contracts with hospitals do not contain any guaranteed minimum payments. The Company’s contracts are typically for a ten-year term and are classified as either fee per use or retail. Retail arrangements are further classified as either turn-key or revenue sharing. Revenues from fee per use contracts are determined by each hospital’s contracted rate. Revenues are recognized at the time the procedures are performed, based on each hospital’s contracted rate and the number of procedures performed. Under revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital. The amount the Company expects to receive is recorded as revenue and estimated based on historical experience. Revenue estimates are reviewed periodically and adjusted as necessary. Under turn-key arrangements, the Company receives payment from the hospital at an agreed upon percentage share of the hospital’s reimbursement from third party payors, and the Company is responsible for paying all the operating costs of the equipment. Operating costs are determined primarily based on historical treatment protocols and cost schedules with the hospital. The Company records an estimate of operating costs which are reviewed on a regular basis and adjusted as necessary to more accurately reflect the actual operating costs. For turn-key sites, the Company also shares a percentage of net operating profit. The Company records an estimate of net operating profit based on estimated revenues, less estimated operating costs. The operating costs and estimated net operating profit are recorded as other direct operating costs in the condensed consolidated statements of operations.  For the three and six-month periods ended June 30, 2023, the Company recognized revenues of approximately $4,812,000 and $9,041,000, respectively, compared to $4,140,000 and $8,281,000 for the same periods in the prior year, respectively, under ASC 842. Of the ASC 842 revenue, for the three and six-month periods ended June 30, 2023, approximately $2,545,000 and $4,859,000 were for PBRT services, respectively, compared to $2,308,000 and $4,347,000 for the same periods in the prior year, respectively.

Patient income – The Company has stand-alone facilities in Lima, Peru and Guayaquil, Ecuador, where contracts exist between the Company’s facilities and the individual patients treated at the facility. Under ASC 606, the Company acts as the principal in these transactions and provides, at a point in time, a single performance obligation, in the form of a Gamma Knife treatment. Revenue related to a Gamma Knife treatment is recognized on a gross basis at the time when the patient receives treatment. There is no variable consideration present in the Company’s performance obligation and the transaction price is agreed upon per the stated contractual rate. GKPeru’s payment terms are typically prepaid for self-pay patients and insurance provider payments are paid net 30 days. GKCE’s patient population is primarily covered by a government payor and payments are paid between three and six months. The Company did not capitalize any incremental costs related to the fulfillment of its customer contracts. Accounts receivable balances at GKPeru were not significant as of June 30, 2023 and December 31, 2022. GKCE’s accounts receivable were $652,000 as of June 30, 2023 and $862,000 as of December 31, 2022. For the three and six-month periods ended June 30, 2023, the Company recognized revenues of approximately $756,000 and $1,452,000, respectively, under ASC 606 compared to $894,000 and $1,600,000 for the same periods in the prior year, respectively.

Salvage Value on Equipment

Salvage value is based on the estimated fair value of the equipment at the end of its useful life. The Company determines salvage value based on the estimated fair value of the equipment at the end of its useful life. There is no active resale market of Gamma Knife or PBRT equipment, but the Company believes its salvage value estimates were a reasonable assessment of the economic value of the equipment when the contract ends. As of January 1, 2023, the Company changed its estimate for salvage value for one of its international units. There is no salvage value assigned to the second international Gamma Knife unit. The Company has not assigned salvage value to its PBRT equipment. See Note 3 - Property and Equipment to the condensed consolidated financial statements for further discussion on salvage value and the discussion of depreciation expense in the Second Quarter 2023 Results.

Second Quarter 2023 Results

Revenues increased by $534,000 and $612,000 to $5,568,000 and $10,493,000 for the three and six-month periods ended June 30, 2023 compared to $5,034,000 and $9,881,000 for the same periods in the prior year, respectively.  Revenues from the Company’s domestic segment increased by $672,000 and $760,000 to $4,812,000 and $9,041,000 for the three and six-month periods ended June 30, 2023 compared to $4,140,000 and $8,281,000 for the same periods in the prior year, respectively.  Revenues from the Company’s international segment decreased by $138,000 and $148,000 to $756,000 and $1,452,000 for the three and six-month periods ended June 30, 2023 compared to $894,000 and $1,600,000 for the same periods in the prior year, respectively.

Revenues generated from the Company’s PBRT system increased by $237,000 and $512,000 to $2,545,000 and $4,859,000 for the three and six-month periods ended June 30, 2023 compared to $2,308,000 and $4,347,000 for the same periods in the prior year, respectively. The increase in PBRT revenues for the three and six-month periods ended June 30, 2023 was due to higher average reimbursement for the period.

The number of PBRT fractions increased by 46 to 1,370 for the three-month period ended June 30, 2023 compared to 1,324 for the same period in the prior year. The number of PBRT fractions decreased by 46 to 2,906 for the six-month period ended June 30, 2023 compared to 2,952 for the same period in the prior year. The changes in PBRT volume for the three and six-month periods ended June 30, 2023 were primarily due to normal, cyclical fluctuations.

Gamma Knife revenue increased by $297,000 and $100,000  to $3,023,000 and  $5,634,000 for the three and six-month periods ended June 30, 2023 compared to $2,726,000 and $5,534,000 in the same periods in the prior year, respectively. The overall increase in Gamma Knife revenues for the three and six-months ended June 30, 2023 was due to an increase in average reimbursement driven by a shift in the payor mix to more commercial payors.

The number of Gamma Knife procedures decreased by 26 and 62 to 309 and 602 for the three and six-month periods ended June 30, 2023 compared to  335 and 664 for the same periods in the prior year, respectively. The decrease in Gamma Knife procedures for the three and six-month periods ended June 30, 2023 was due to normal, cyclical fluctuations.

Total costs of revenue increased by $104,000 and $341,000 to $3,050,000 and $6,067,000 for the three and six-month periods ended June 30, 2023 compared to $2,946,000 and $5,726,000 for the same periods in the prior year, respectively,  consistent with the growth in revenues.

Maintenance and supplies and other direct operating costs, related party, increased by $59,000 and $131,000 to $800,000 and $1,581,000 for the three and six-months ended June 30, 2023, compared to $741,000 and $1,450,000, respectively, for the same periods in the prior year. The increase in maintenance and supplies and other direct operating costs, related party, was primarily due to the annual increase on the Company’s PBRT maintenance agreement.

Depreciation and amortization increased by $71,000 and $241,000 to $1,227,000 and $2,584,000 for the three and six-month periods ended June 30, 2023 compared to $1,156,000 and $2,343,000 for the same periods in the prior year. The increase in depreciation and amortization for the six-month period ended June 30, 2023 was primarily due to the Company’s change in estimate for salvage value and useful life, partially offset by a reduction to depreciation expense in the prior year due to expiration of a contract liability. As of January 1, 2023, the Company reduced its estimated useful life and assigned salvage value for one of its international Gamma Knife units. The net effect of the change in estimate made January 1, 2023, for the three and six-month periods ended June 30, 2023, was a decrease in net income of approximately $50,000 or $0.01 per diluted share and $101,000 or $0.02 per diluted share, respectively. These changes in estimate will also impact future periods. Salvage value is based on the estimated fair value of the equipment at the end of its useful life.

Other direct operating costs decreased by $26,000 and $31,000 to $1,023,000 and $1,902,000 for the three and six-month periods ended June 30, 2023 compared to $1,049,000 and $1,933,000 for the same periods in the prior year. The decrease in other direct operating costs for the six-month period ended June 30, 2023 was primarily due to normal fluctuations at individual operating sites.

Selling and administrative expense increased by $842,000 and $1,062,000 to $1,988,000 and $3,527,000 for the three and six-month periods ended June 30, 2023 compared to $1,146,000 and $2,465,000 for the same periods in the prior year. The increase in selling and administrative expense for the six-month period ended June 30, 2023 was due to increased staffing in the sales, finance and customer retention areas and approximately $250,000 in fees associated with new business opportunities.

Interest expense increased by $128,000 and $251,000 to $277,000 and $548,000 for the three and six-month periods ended June 30, 2023 compared to $149,000 and $297,000 for the same periods in the prior year. On April 9, 2021, the Company refinanced predominantly all of its existing debt and finance lease portfolio.  The Term Loan and DDTL carry a floating interest rate of LIBOR plus 3%.  The increase for the six-month period ended June 30, 2023 was due to an increase in LIBOR compared to the same periods of the prior year. See Liquidity and Capital Resources for a discussion of the Company's long-term debt and expected changes to the index used to calculate interest.

During the three months ended June 30, 2023, the Company increased its asset retirement obligation accrual.  The related increase to the underlying leased assets could not be supported by the cash flows of those particular units and as such the Company recorded a loss on the write down of those assets. The loss on write down of impaired assets and associated removal costs was $578,000 for the three and six-months ended June 30, 2023.  There were no similar write downs in the same periods in the prior year.

Interest and other income increased by $118,000 and $188,000 to $113,000 and $183,000 for the three and six-month periods ended June 30, 2023 compared to losses of $5,000 and $5,000 for the same periods in the prior year.  The increases are consistent with the Company's increases in cash and cash equivalents and rising interest rates.

Income tax expense decreased by $283,000 and $421,000 to a tax benefit of $35,000 and expense of $33,000 for the three and six-month periods ended June 30, 2023 compared to tax expense of $248,000 and $454,000 for the same periods in the prior year. The decrease in income tax expense for the three and six-month periods ended June 30, 2023 was due primarily to lower earnings during the current periods.

Net income attributable to non-controlling interest decreased by $109,000 and $322,000 to a net loss of $66,000 and $154,000 for the three and six-month periods ended June 30, 2023 compared to income of $43,000 and $168,000 for the same periods in the prior year. Net income attributable to non-controlling interests represents net loss (income) earned by the 19% non-controlling interest in GKF, and net income of the non-controlling interests in various subsidiaries controlled by GKF. The decrease or increase in net income attributable to non-controlling interests reflects the relative profitability of GKF which was significantly impacted by the write down of impaired assets in the three and six-months ended June 30, 2023.

Net income decreased by $608,000 to a net loss of $111,000, or $0.02 per diluted share and net income of $77,000, or $0.01 per diluted share for the three and six-month periods ended June 30, 2023 compared to net income of $497,000, or $0.08 per diluted share and $766,000, or $0.12 for the same periods in the prior year. Net income decreased for the six-month period ended June 30, 2023 primarily due to the write down of impaired assets and associated removal costs as well as higher interest expense and higher selling and administrative expense to support the Company’s pursuit of new business opportunities.

Liquidity and Capital Resources

The Company’s primary liquidity needs are to fund capital expenditures as well as support working capital requirements. In general, the Company’s principal sources of liquidity are cash and cash equivalents on hand and a $7,000,000 revolving line of credit. As of June 30, 2023, the Company has not drawn on its line of credit. The Company had cash, cash equivalents and restricted cash of $13,794,000 at June 30, 2023 compared to $12,453,000 at December 31, 2022. The Company’s cash position increased by $1,341,000 during the first six months of 2023 due to cash from operating activities of $5,214,000, offset by payment for the purchase of property and equipment of $2,561,000, payments on long-term debt of $1,160,000, and payments on short-term financing of $152,000. The Company’s expected primary cash needs on both a short and long-term basis are for capital expenditures, business expansion, working capital, and other general corporate purposes. The Company has scheduled interest and principal payments under its debt obligations of approximately $2,324,000 during the next 12 months.

Working Capital

The Company had working capital at June 30, 2023 of $13,327,000 compared to $13,548,000 at December 31, 2022. The $221,000 decrease in net working capital was primarily to the increase in its asset retirement obligations. The Company believes that its cash on hand, cash flow from operations, and other cash resources are adequate to meet its scheduled debt obligations and working capital requirements during the next 12 months. See additional discussion below related to commitments. The Company, in the past, has secured financing for its Gamma Knife and radiation therapy units. The Company has secured financing for its projects from several lenders and anticipates that it will be able to secure financing on future projects from these or other lending sources, but there can be no assurance that financing will continue to be available on acceptable terms.

Long-Term Debt

On April 9, 2021, the Company and certain of its domestic subsidiaries entered into a five year $22,000,000 credit agreement with Fifth Third Bank, N.A., which refinanced its then existing domestic Gamma Knife portfolio.  The lease financing previously obtained by Orlando was also refinanced as long-term debt by the Credit Agreement. The Credit Agreement includes the $7,000,000 Revolving Line that the Company has not drawn on as of June 30, 2023. The Credit Agreement is 48% amortized over a 58-month period with a balloon payment upon maturity and is secured by a lien on substantially all of the assets of the Company and certain of its domestic subsidiaries. The Company’s Gamma Knife unit in Ecuador is financed with DFC. The DFC Loan is secured by a lien on GKCE’s assets. The amount outstanding under the DFC Loan is payable in 17 quarterly installments with a fixed interest rate of 3.67%.

As of  December 31, 2021, LIBOR will no longer be used to price new loans, but 1-month, 3-month, and 6-month maturities will continue to be published using a synthetic methodology until September 30, 2024. The Company is working with Fifth Third Bank, N.A. to transition its loan pricing to be based on the Secured Overnight Financing Rate (SOFR) rather than LIBOR. Any credit extended by Fifth Third Bank, N. A. after July 1, 2023 will be a SOFR based loan. The Revolving Line is charged an unused line fee of 0.25% per annum. The Term Loan and DDTL have interest and principal payments due quarterly. Principal amortization on an annual basis for the Term Loan and DDTL equates to 48% of the original principal loan commitments in years one through five and an end of term payment of the remaining principal balance. See Note 3 - Long Term Debt Financing to the condensed consolidated financial statements for additional information.

Commitments

On December 20, 2018, the Company signed Second Amendments to two System Build Agreements for the Company’s second and third Mevion PBRT units. The Company and Mevion Medical Systems Inc. (“Mevion”) have agreed to upgrade the second and third PBRT units for which the Company has purchase commitments. The Company is actively seeking sites for these units but, to date, has not entered into agreements with any party for either placement of a PBRT unit or the related financing. The Company projects that it will be required to commence delivery of the second and third PBRT units no later than December 2023. In the event the Company is unable to enter into customer agreements within the requisite time frame or receive an extension from Mevion, the Company could forfeit its deposits. During the year-ended December 31, 2020, the Company impaired these deposits and wrote-off the deposits and related capitalized interest. As of June 30, 2023, the Company had commitments, after deposits, to purchase two MEVION S250i PBRT systems for $34,000,000.

As of June 30, 2023, the Company had commitments to upgrade four Leksell Gamma Knife systems from Perfexion to Icon Systems (“Icon”), one Gamma Plan workstations, three Esprit Gamma Knife systems, two of which are at existing customer sites, two Linear Accelerator (“LINAC”) systems, two Cobalt-60 reloads and one Magnetic Resonance imaging guided LINAC (MR LINAC) at a future customer site. One LINAC will be placed at a future customer site and one LINAC system will be placed at the Company’s new site in Puebla, Mexico.  This site is expected to begin operations in the second half of 2023 now that it has received regulatory approval. The Gamma Knife units at its stand-alone facility in Ecuador will use a commitments to upgrade to an Icon System. The Company expects to upgrade and install the equipment in Ecuador late in the third quarter of 2023. The Company has a commitment from DFC to finance the majority of this upgrade.  The remaining Icon upgrades and LINAC purchases are expected to occur in 2024. Total Gamma Knife and LINAC commitments as of June 30, 2023 were $21,722,000 and include $950,000 for potential removal costs related to leased equipment.  A portion of that removal cost is included in the condensed consolidated balance sheets as part of the asset removal obligation.  It is the Company’s intent to finance substantially all of these commitments. There can be no assurance that financing will be available for the Company’s current or future projects, or at terms that are acceptable to the Company.  However, the Company currently has cash on hand of $13,794,000 and a line of credit of $7,000,000 and is actively engaged with financing resources to fund these projects.

On February 15, 2023 , the Company executed an equipment sales agreement with a new customer for the sale of a Gamma Knife upgrade and Cobalt-60 reload. The Company expects to complete the sale during the third quarter of 2023 . The Company will fulfill this order by exercising its purchase commitments.

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

As of June 30, 2023, the Company had commitments to service and maintain its Gamma Knife and PBRT equipment. The service commitments are carried out via contracts with Mevion, Elekta and Mobius Imaging, LLC. In addition, in April 2019, the Company signed agreements to service the Icon upgrades which will be installed at various dates between 2023 and 2024. The Company’s commitments to purchase two LINAC systems also include a 9-year and 5-year agreement to service the equipment, respectively. Total service commitments as of June 30, 2023 were $14,962,000. The Gamma Knife and certain other service contracts are paid monthly, as service is performed. The Company believes that cash flow from cash on hand and operations will be sufficient to cover these payments.

Related Party Transactions

The Company’s Gamma Knife business is operated through its 81% indirect interest in its GKF subsidiary. The remaining 19% of GKF is owned by a wholly owned U.S. subsidiary of Elekta, which is the manufacturer of the Gamma Knife. Since the Company purchases its Gamma Knife units from Elekta, there are significant related party transactions with Elekta, such as equipment purchases, commitments to purchase and service equipment, and costs to maintain the equipment.

The following table summarizes related party activity for the three and six-month periods ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Equipment purchases and de-install costs	$1,217,000	$131,000	$1,418,000	$1,363,000
Costs incurred to maintain equipment	295,000	279,000	590,000	548,000
Total related party transactions	$1,512,000	$410,000	$2,008,000	$1,911,000

The Company also had commitments to purchase or upgrade gamma knife units, purchase a LINAC and service the related equipment of $25,511,000 as of  June 30, 2023.

Related party liabilities on the condensed consolidated balance sheets consist of the following as of June 30, 2023 and December 31, 2022

	June 30,	December 31,
	2023	2022
Accounts payable, asset retirement obligation and other accrued liabilities	$2,091,000	$857,000

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage or prepayment features. The Company does not have affiliation with partnerships, trusts or other entities whose purpose is to facilitate off-balance sheet financial transactions or similar arrangements, and therefore has no exposure to the financing, liquidity, market or credit risks associated with such entities. At June 30, 2023, the Company had no significant long-term, market-sensitive investments.

Item 4.    Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the Company and its subsidiaries is communicated to the principal executive officer and our principal financial officer. Based on that evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the principal executive officer and our principal financial officer, and recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

There were no changes in our internal control over financial reporting during the six-month period ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibit Index

Incorporated by reference herein
Exhibit Number		Description	Form	Exhibit	Date
10.1	*	Fourth Amendment to Purchased Services Agreement dated April 20, 2021 between GK Financing, LLC and Kettering Medical Center
10.2	# *	Fifth Amendment to Purchased Services Agreement dated May 1, 2023 between GK Financing, LLC and Kettering Medical Center
31.1	*	Certification of Principal Executive Officer pursuant to Rule 13a-14a/15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer pursuant to Rule 13a-14a/15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	ǂ	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline Instance XBRL contained in Exhibit 101

	*	Filed herewith.
	ǂ	Furnished herewith.
	#	Portions of this exhibit (indicated therein by asterisks) have been omitted for confidential treatment.
	•	Indicates management compensatory plan, contract, or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SHARED HOSPITAL SERVICES

Registrant

Date:	August 14, 2023	/s/ Raymond C. Stachowiak
Raymond C. Stachowiak
Executive Chairman of the Board (principal executive officer)

Date:	August 14, 2023	/s/ Robert L. Hiatt
Robert L. Hiatt
Chief Financial Officer (principal financial and principal accounting officer)