Form 10-Q
period 2023-09-30
AMERICAN SHARED HOSPITAL SERVICES
filed 2023-11-14
CIK 744825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023 or

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

As of November 9, 2023, there were outstanding 6,300,000 shares of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS	September 30, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$14,537,000	$12,335,000
Restricted cash	118,000	118,000
Accounts receivable, net of allowance for doubtful accounts of $100,000 at September 30, 2023 and at December 31, 2022	3,986,000	3,801,000
Other receivables	651,000	327,000
Prepaid maintenance	832,000	1,245,000
Prepaid expenses and other current assets	247,000	897,000

Total current assets	20,371,000	18,723,000

Property and equipment, net	25,178,000	23,467,000
Land	19,000	19,000
Goodwill	1,265,000	1,265,000
Intangible asset	78,000	78,000
Right of use assets, net	94,000	317,000
Other assets	353,000	87,000

Total assets	$47,358,000	$43,956,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$346,000	$230,000
Employee compensation and benefits	805,000	735,000
Other accrued liabilities	1,921,000	1,544,000
Related party liabilities	2,788,000	497,000
Asset retirement obligations, related party	938,000	360,000
Income taxes payable	309,000	255,000
Current portion of lease liabilities	83,000	292,000
Line of credit	1,400,000	-
Current portion of long-term debt, net	1,459,000	1,262,000

Total current liabilities	10,049,000	5,175,000

Long-term lease liabilities, less current portion	11,000	59,000
Long-term debt, net, less current portion	10,454,000	12,205,000
Deferred revenue, less current portion	18,000	70,000
Deferred income taxes	822,000	822,000

Total liabilities	21,354,000	18,331,000

Commitments (see Note 9)

Shareholders' equity:
Common stock, no par value (10,000,000 authorized; Issued and outstanding shares - 6,270,000 at September 30, 2023 and 6,184,000 at December 31, 2022)	10,763,000	10,763,000
Additional paid-in capital	8,134,000	7,843,000
Retained earnings	3,214,000	3,019,000
Total equity-American Shared Hospital Services	22,111,000	21,625,000
Non-controlling interests in subsidiaries	3,893,000	4,000,000
Total shareholders' equity	26,004,000	25,625,000

Total liabilities and shareholders' equity	$47,358,000	$43,956,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenues:
Rental income from medical services	$3,946,000	$4,101,000	$12,987,000	$12,382,000
Patient income	988,000	727,000	2,440,000	2,327,000
Equipment sales, net	200,000	-	200,000	-
	5,134,000	4,828,000	15,627,000	14,709,000
Costs of revenue:
Maintenance and supplies	518,000	472,000	1,509,000	1,374,000
Depreciation and amortization	1,228,000	1,171,000	3,812,000	3,514,000
Other direct operating costs	1,095,000	956,000	2,997,000	2,889,000
Other direct operating costs, related party	191,000	272,000	781,000	820,000
	3,032,000	2,871,000	9,099,000	8,597,000

Gross margin	2,102,000	1,957,000	6,528,000	6,112,000

Selling and administrative expense	1,735,000	1,260,000	5,262,000	3,725,000
Interest expense	277,000	249,000	825,000	546,000
Loss on write down of impaired assets and associated removal costs	-	-	578,000	-

Operating income (loss)	90,000	448,000	(137,000)	1,841,000

Interest and other income	135,000	36,000	318,000	31,000
Income before income taxes	225,000	484,000	181,000	1,872,000

Income tax expense	60,000	176,000	93,000	630,000

Net income	165,000	308,000	88,000	1,242,000
Plus (less): Net (income) loss attributable to non-controlling interests	(47,000)	8,000	107,000	(160,000)

Net income attributable to American Shared Hospital Services	$118,000	$316,000	$195,000	$1,082,000

Net income per share:
Income per common share - basic	$0.02	$0.05	$0.03	$0.17
Income per common share - diluted	$0.02	$0.05	$0.03	$0.17

Weighted average common shares for basic earnings per share	6,366,000	6,234,000	6,336,000	6,223,000
Weighted average common shares for diluted earnings per share	6,432,000	6,273,000	6,406,000	6,261,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(Unaudited)

	FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2023 AND 2022
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Sub-Total ASHS	Non-controlling Interests in Subsidiaries	Total

Balances at January 1, 2022	6,049,000	$10,758,000	$7,444,000	$1,691,000	$19,893,000	$4,346,000	$24,239,000
Stock-based compensation expense	-	-	87,000	-	87,000	-	87,000
Vested restricted stock awards	30,000	-	-	-	-	-	-
Net income	-	-	-	269,000	269,000	125,000	394,000
Balances at March 31, 2022	6,079,000	10,758,000	7,531,000	1,960,000	20,249,000	4,471,000	24,720,000
Stock-based compensation expense	-	-	72,000	-	72,000	-	72,000
Vested restricted stock awards	31,000	-	-	-	-	-	-
Options exercised	2,000	5,000	-	-	5,000	-	5,000
Net income	-	-	-	497,000	497,000	43,000	540,000
Balances at June 30, 2022	6,112,000	10,763,000	7,603,000	2,457,000	20,823,000	4,514,000	25,337,000
Stock-based compensation expense	-	-	76,000	-	76,000	-	76,000
Vested restricted stock awards	41,000	-	-	-	-	-	-
Cash distributions to non-controlling interests	-	-	-	-	-	(294,000)	(294,000)
Net income (loss)	-	-	-	316,000	316,000	(8,000)	308,000
Balances at September 30, 2022	6,153,000	$10,763,000	$7,679,000	$2,773,000	$21,215,000	$4,212,000	$25,427,000

Balances at January 1, 2023	6,184,000	$10,763,000	$7,843,000	$3,019,000	$21,625,000	$4,000,000	$25,625,000
Stock-based compensation expense	-	-	96,000	-	96,000	-	96,000
Net income (loss)	-	-	-	188,000	188,000	(88,000)	100,000
Balances at March 31, 2023	6,184,000	10,763,000	7,939,000	3,207,000	21,909,000	3,912,000	25,821,000
Stock-based compensation expense	-	-	97,000	-	97,000	-	97,000
Vested restricted stock awards	30,000	-	-	-	-	-	-
Net loss	-	-	-	(111,000)	(111,000)	(66,000)	(177,000)
Balances at June 30, 2023	6,214,000	10,763,000	8,036,000	3,096,000	21,895,000	3,846,000	25,741,000
Stock-based compensation expense	-	-	98,000	-	98,000	-	98,000
Vested restricted stock awards	56,000	-	-	-	-	-	-
Net income	-	-	-	118,000	118,000	47,000	165,000
Balances at September 30, 2023	6,270,000	$10,763,000	$8,134,000	$3,214,000	$22,111,000	$3,893,000	$26,004,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net income	$88,000	$1,242,000
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization, and other	3,874,000	3,557,000
Loss on write down of impaired assets and associated removal costs	578,000	-
Accretion of debt issuance costs	44,000	65,000
Non cash lease expense	223,000	252,000
Deferred income taxes	-	443,000
Stock-based compensation expense	291,000	235,000
Interest expense associated with lease liabilities	8,000	23,000
Changes in operating assets and liabilities:
Receivables	(498,000)	692,000
Prepaid expenses and other assets	799,000	998,000
Asset retirement obligations, related party	578,000	(427,000)
Related party liabilities	2,291,000	(924,000)
Accounts payable, accrued liabilities, and deferred revenue	713,000	(220,000)
Income taxes payable	54,000	-
Lease liabilities	(265,000)	(303,000)
Net cash provided by operating activities	8,778,000	5,633,000

Investing activities:
Payment for purchases of property and equipment	(6,176,000)	(332,000)
Net cash used in investing activities	(6,176,000)	(332,000)

Financing activities:
Principal payments on long-term debt	(1,589,000)	(1,602,000)
Advances on line of credit	1,400,000	-
Principal payments on short-term financing	(202,000)	-
Distributions to non-controlling interests	-	(294,000)
Debt issuance costs long-term debt	(9,000)	(9,000)
Proceeds from options exercised	-	5,000
Net cash used in financing activities	(400,000)	(1,900,000)

Net change in cash, cash equivalents, and restricted cash	2,202,000	3,401,000

Cash, cash equivalents, and restricted cash at beginning of period	12,453,000	8,263,000

Cash, cash equivalents, and restricted cash at end of period	$14,655,000	$11,664,000

Supplemental cash flow disclosure
Cash paid during the period for:
Interest	$781,000	$481,000
Income taxes	$277,000	$174,000

Detail of cash, cash equivalents and restricted cash at end of period
Cash and cash equivalents	$14,537,000	$11,546,000
Restricted cash	118,000	118,000
Cash, cash equivalents, and restricted cash at end of period	$14,655,000	$11,664,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.    Basis of Presentation

In the opinion of the management of American Shared Hospital Services (“ASHS”), the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for the fair presentation of ASHS consolidated financial position as of September 30, 2023, the results of its operations for the three and nine-month periods ended September 30, 2023 and 2022, and the cash flows for the nine-month periods ended September 30, 2023 and 2022. The results of operations for the three and nine-month periods ended September 30, 2023 are not necessarily indicative of results on an annualized basis. Consolidated balance sheet amounts as of December 31, 2022 have been derived from the audited consolidated financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022 included in the ASHS Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023.

These condensed consolidated financial statements include the accounts of ASHS and its subsidiaries (the “Company”) including as follows: ASHS wholly owns the subsidiaries American Shared Radiosurgery Services (“ASRS”), PBRT Orlando, LLC (“Orlando”), ASHS-Mexico, S.A. de C.V. (“ASHS-Mexico”), OR21, Inc., and MedLeader.com, Inc. (“MedLeader”); ASHS is the majority owner of Long Beach Equipment, LLC (“LBE”); ASRS is the majority-owner of GK Financing, LLC (“GKF”), which wholly owns the subsidiary Instituto de Gamma Knife del Pacifico S.A.C. (“GKPeru”) and HoldCo GKC S.A. (“HoldCo”). HoldCo wholly owns the subsidiary Gamma Knife Center Ecuador S.A. (“GKCE”). GKF is the majority owner of the subsidiaries Albuquerque GK Equipment, LLC (“AGKE”) and Jacksonville GK Equipment, LLC (“JGKE”).

The Company (through ASRS) and Elekta AB (“Elekta”), the manufacturer of the Gamma Knife (through its wholly-owned United States subsidiary, GKV Investments, Inc.), entered into an operating agreement and formed GKF. As of September 30, 2023, GKF provides Gamma Knife units to eleven medical centers in the United States in the states of Florida, Illinois, Indiana, Mississippi, Nebraska, New Mexico, New York, Ohio, Oregon, and Texas. GKF also owns and operates two single-unit Gamma Knife facilities in Lima, Peru and Guayaquil, Ecuador. The Company through its wholly-owned subsidiary, Orlando, provided proton beam radiation therapy (“PBRT”) and related equipment to a customer in the United States.

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

On  April 27, 2022, the Company signed a Joint Venture Agreement with the principal owners of Guadalupe Amor Y Bien S.A. de C.V. (“Guadalupe”) to establish AB Radiocirugia Y Radioterapia de Puebla, S.A.P.I. de C.V. of Puebla (“Puebla”) to treat public- and private-paying cancer patients and provide radiation therapy and radiosurgery services locally in Mexico. The Company and Guadalupe hold 85% and 15% ownership interests, respectively, in Puebla. Under the Agreement, the Company is responsible for providing a linear accelerator upgrade to an Elekta Versa HD, and Guadalupe is accountable for all site modification costs.  The Company formed ASHS-Mexico on  October 3, 2022 to establish Puebla.  Puebla was formed on  December 15, 2022 and the Company expects Puebla to begin treating patients in January 2024. Operating costs incurred during the three-month period ended  September 30, 2023 by Puebla, are included in the condensed consolidated statement of operations.

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

Accounting pronouncements issued and not yet adopted - In  March 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in ASU 2020-04 apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), which clarified that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”; together with ASU-2020-04 and ASU 2021-01, the “Topic 848 ASUs”), which deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The Topic 848 ASUs are effective any date from the beginning of an interim period that includes or is subsequent to  March 12, 2020, or on a prospective basis to new modifications through December 31, 2024, provided that the expedients and exceptions provided by the Topic 848 ASUs do not apply to contract modifications or new hedging relationships made after December 31, 2024 or to existing hedging relationships evaluated for effectiveness in periods after December 31, 2024, except for hedging relationships existing as of December 31, 2024 that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship (including periods after December 31, 2024). The Company is currently evaluating the impact that the Topic 848 ASUs may have on the Company’s consolidated financial statements. See Note 3 - Long-term Debt Financing for additional discussion on transitioning from LIBOR.

Revenue recognition - The Company recognizes revenues under Accounting Standards Codification (“ASC”) 842 Leases (“ASC 842”) and ASC 606 Revenue from Contracts with Customers (“ASC 606”).

Rental income from medical equipment services – The Company recognizes revenues under ASC 842 when services have been rendered and collectability is reasonably assured, on either a fee per use or revenue sharing basis. The Company’s contracts are typically for a ten-year term and are priced as either fee per use or revenue sharing. Fee per use revenues are recognized at the time the procedures are performed, based on each hospital’s contracted rate and the number of procedures performed. Under revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital after considering certain operating costs of the center. The amount the Company expects to receive is recorded as revenue and estimated based on historical experience and patient mix. Revenue estimates are reviewed periodically and adjusted as necessary.  The operating costs are recorded as other direct operating costs in the condensed consolidated statements of operations. For the three and nine-month periods ended September 30, 2023, the Company recognized revenues of approximately $3,946,000 and $12,987,000, respectively, compared to $4,101,000 and $12,382,000 for the same periods in the prior year, respectively, under ASC 842. Of the ASC 842 revenue, for the three and nine-month periods ended September 30, 2023 approximately $2,219,000 and $7,078,000 were for PBRT services, respectively, compared to $2,358,000 and $6,705,000 for the same periods in the prior year, respectively.

Patient income – The Company has stand-alone facilities in Lima, Peru and Guayaquil, Ecuador, where contracts exist between the Company’s facilities and the individual patients treated at the facility. Under ASC 606, the Company acts as the principal in these transactions and provides, at a point in time, a single performance obligation, in the form of a Gamma Knife treatment. Revenue related to a Gamma Knife treatment is recognized on a gross basis at the time when the patient receives treatment. There is no variable consideration present in the Company’s performance obligation and the transaction price is agreed upon per the stated contractual rate. GKPeru’s payment terms are typically prepaid for self-pay patients and insurance provider payments are paid net 30 days. GKCE’s patient population is primarily covered by a government payor and payments are paid between three and six months. The Company did not capitalize any incremental costs related to the fulfillment of its customer contracts. Accounts receivable balances under ASC 606 at   September 30, 2023, July 1, 2023 and January 1, 2023 were $1,416,000, $980,000 and $1,119,000, respectively. Accounts receivable balances under ASC 606 at  September 30, 2022, July 1, 2022, and January 1, 2022 were $1,248,000, $1,145,000 and $668,000, respectively. For the three and nine-month periods ended September 30, 2023, the Company recognized revenues of approximately $988,000 and $2,440,000, respectively, under ASC 606 compared to $727,000 and $2,327,000 for the same periods in the prior year, respectively.

During the three-month period ended  September 30, 2023, the Company completed a sale of equipment to a new customer.  The Company assessed this transaction under ASC 606 and concluded the Company acted as the agent in this transaction and provided, at a point in time, two performance obligations, in the form of an equipment sale of an Icon system (“Icon”) and Cobalt-60 reload.  The performance obligation to sell, assign, transfer and deliver the equipment to the customer was carried out via Elekta.  Revenue related to the equipment sale is recognized on a net basis when the sale is complete.  The Company recognized net revenue of $200,000 on the sale of equipment for the three and nine-month periods ended September 30, 2023.

Business segment information - Based on the guidance provided in accordance with ASC 280 Segment Reporting (“ASC 280”), the Company analyzed its subsidiaries which are all in the business of leasing radiosurgery and radiation therapy equipment to healthcare providers, and concluded there are fourteen locations that meet the definition of an operating segment and these fourteen locations are aggregated into two reportable segments, domestic and international. Equipment in the domestic segment is leased by the Company to healthcare providers. The Company owns and operates the facilities in the international segment. The Company provides Gamma Knife and PBRT equipment to twelve hospitals in the United States and owns and operates two single-unit facilities in Lima, Peru and Guayaquil, Ecuador as of September 30, 2023.  The Company also sold an Icon and Cobalt-60 reload to a new customer during the three-month period ended  September 30, 2023 and concluded this transaction met the definition of an operating segment. The revenue from this sale is included in the Company’s domestic segment below. An operating segment is defined by ASC 280 as a component of a reporting entity that has the following three characteristics: (1) it engages in business activities from which it  may recognize revenues and incur expense, (2) its operating results are regularly reviewed by the Company’s Chief Operating Decision Maker (“CODM”), and (3) its discrete financial information is available. The Company determined two reportable segments existed due to similarities in economics of business operations and geographic location. The operating results of the two reportable segments are reviewed by the Company’s Executive Chairman of the Board, who is also the CODM.

For the three and nine-month periods ended September 30, 2023, the Company’s PBRT operations represented a significant majority of the domestic profit, disclosed below. The revenues and profit or loss allocations for the Company’s two reportable segments as of  September 30, 2023 and 2022 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Domestic	$4,146,000	$4,101,000	$13,187,000	$12,382,000
International	988,000	727,000	2,440,000	2,327,000
Total	$5,134,000	$4,828,000	$15,627,000	$14,709,000

Net income (loss) attributable to American Shared Hospital Services
Domestic	$67,000	$287,000	$296,000	$992,000
International	51,000	29,000	(101,000)	90,000
Total	$118,000	$316,000	$195,000	$1,082,000

Reclassification - Certain comparative balances as of and for the three and nine-month periods ended September 30, 2022 have been reclassified to make them consistent with the current year presentation.

Note 2.    Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation for Gamma Knife units and other equipment is determined using the straight-line method over the estimated useful lives of the assets, which for medical and office equipment is generally between three and ten years, and after accounting for salvage value on the equipment where indicated. Depreciation expense for the three and nine-month periods ended September 30, 2023 was $1,265,000 and $3,874,000 compared to $1,182,000 and $3,557,000 for the same periods in the prior year, respectively.  During the three-month period ended June 30, 2023, the Company increased its asset retirement obligation accrual and recorded a write-down of the related assets of $578,000. Accordingly, the Company’s loss on write down of impaired assets and associated removal costs during the three and nine-month periods ended September 30, 2023 was $0 and $578,000, respectively.  There were no similar write downs in the same periods in the prior year.

The Company determines salvage value based on the estimated fair value of the equipment at the end of its useful life. As of January 1, 2023, the Company reduced its estimated useful life and assigned salvage value for one of its international Gamma Knife units. The net effect of the change in estimate made January 1, 2023, for the three and nine-month periods ended September 30, 2023, was a decrease in net income of approximately $50,000 or $0.01 per diluted share and $151,000 or $0.02 per diluted share, respectively. This change in estimate will also impact future periods.

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

The following table summarizes property and equipment as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022

Medical equipment and facilities	$73,884,000	$73,709,000
Office equipment	300,000	422,000
Construction in progress	5,436,000	106,000
	79,620,000	74,237,000
Accumulated depreciation	(54,442,000)	(50,770,000)
Net property and equipment	$25,178,000	$23,467,000

Net property and equipment held outside of the United States	$4,038,000	$2,201,000

Note 3.    Long-Term Debt Financing

On April 9, 2021 the Company along with certain of its domestic subsidiaries (collectively, the “Loan Parties”) entered into a five year $22,000,000 credit agreement with Fifth Third Bank, N.A. (the “Credit Agreement”). The Credit Agreement includes three loan facilities. The first loan facility is a $9,500,000 term loan (the “Term Loan”) which was used to refinance the domestic Gamma Knife debt and finance leases, and associated closing costs. The second loan facility of $5,500,000 is a delayed draw term loan (the “DDTL”) which was used to refinance the Company’s PBRT finance leases and associated closing costs, as well as to provide additional working capital. The third loan facility provides for a $7,000,000 revolving line of credit (the “Revolving Line”) available for future projects and general corporate purposes. The Company borrowed $1,400,000 on the Revolving Line as of  September 30, 2023, which was paid off in  October 2023. The facilities have a five-year maturity and carry a floating interest of LIBOR plus 3.0% and are secured by a lien on substantially all of the assets of the Loan Parties and guaranteed by ASHS.  The long-term debt on the condensed consolidated balance sheets related to the Term Loan and DDTL was $11,200,000 and $12,624,000 as of September 30, 2023 and December 31, 2022, respectively.

As of   December 31, 2021, LIBOR will no longer be used to price new loans, but 1-month, 3-month, and 6-month maturities will continue to be published using a synthetic methodology until September 30, 2024. The Company is working with Fifth Third Bank, N.A. to transition its loan pricing to be based on the Secured Overnight Financing Rate (“SOFR”) rather than LIBOR. Any credit extended by Fifth Third Bank, N. A. after July 1, 2023 will be a SOFR based loan. The Revolving Line is charged an unused line fee of 0.25% per annum. The Term Loan and DDTL have interest and principal payments due quarterly. Principal amortization on an annual basis for the Term Loan and DDTL equates to 48% of the original principal loan commitments in years one through five and an end of term payment of the remaining principal balance.

The Credit Agreement contains customary covenants and representations, including without limitation, a minimum fixed charge coverage ratio of 1.25 and maximum funded debt to EBITDA ratio of 3.0 to 1.0 (tested on a trailing twelve-month basis at the end of each fiscal quarter), reporting obligations, limitations on dispositions, changes in ownership, mergers and acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and capital expenditures. The Loan Parties are in compliance with the Credit Agreement covenants as of  September 30, 2023.

The loan entered into with United States International Development Finance Corporation (“DFC”) in connection with the acquisition of GKCE in June 2020 (the “DFC Loan”) was obtained through the Company’s wholly-owned subsidiary, HoldCo and is guaranteed by GKF. The DFC Loan is secured by a lien on GKCE’s assets. The amount outstanding under the DFC Loan is payable in 17 quarterly installments with a fixed interest rate of 3.67%. The DFC Loan also contains customary covenants and representations, which the Company is in compliance with as of  September 30, 2023.  The long-term debt on the condensed consolidated balance sheets related to the DFC Loan was $876,000 and $1,041,000 as of September 30, 2023 and December 31, 2022, respectively. The Company capitalized debt issuance costs of $9,000 and $9,000 as of  September 30, 2023 and December 31, 2022, respectively, related to maintenance and administrative fees on the DFC Loan.

The accretion of debt issuance costs for the nine-month periods ended September 30, 2023 and 2022 was $44,000 and $65,000, respectively.  As of September 30, 2023 and December 31, 2022, the unamortized deferred issuance costs on the consolidated balance sheets were $163,000 and $198,000, respectively.

As of September 30, 2023, long-term debt on the condensed consolidated balance sheets was $11,913,000. The following are contractual maturities of long-term debt as of  September 30, 2023, excluding deferred issuance costs of $163,000:

Year ending December 31,	Principal
2023 (excluding the nine-months ended September 30, 2023)	$55,000
2024	2,094,000
2025	2,469,000
2026	7,294,000
2027	164,000
$12,076,000

Note 4.    Other Accrued Liabilities

Other accrued liabilities consist of the following as of  September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Insurance	$-	$591,000
Professional services	291,000	92,000
Operating costs	782,000	539,000
Other	848,000	322,000
Total other accrued liabilities	$1,921,000	$1,544,000

Note 5.    Leases

The Company determines if a contract is a lease at inception. Under ASC 842, the Company is a lessor of equipment to various customers. Leases that commenced prior to the ASC 842 adoption date were classified as operating leases under historical guidance. As the Company has elected the package of practical expedients allowing it to not reassess lease classification, these leases are classified as operating leases under ASC 842 as well. All of the Company’s lessor arrangements entered into or modified after ASC 842 adoption are also classified as operating leases. Some of these lease terms have an option to extend the lease after the initial term, but do not contain the option to terminate early or purchase the asset at the end of the term.

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

On  November 3, 2021, the Company entered into an agreement to sublease (the “Sublease”) its corporate office located at Two Embarcadero Center, Suite 410, San Francisco, California, where it leased approximately 3,253 square feet for $22,011 per month and the lease expired in  August 2023. The Sublease was for $16,195 per month through the contract expiration date. The Company also entered into a lease agreement (the “Lease”) for new corporate office space at 601 Montgomery, Suite 1112, San Francisco, CA for approximately 900 square feet for $4,500 per month with a lease expiration date in  November 2024.

The Company’s lessee operating leases are accounted for as right of use (“ROU”) assets, other current liabilities, and lease liabilities on the condensed consolidated balance sheets. ROU assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company’s operating lease contracts do not provide an implicit rate for calculating the present value of future lease payments. The Company determined its incremental borrowing rate, to be in the range of approximately 4.0% and 6.0%, by using available market rates and expected lease terms. The operating lease ROU assets and liabilities include any lease payments made and there were no lease incentives or initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company’s lessee operating lease agreements are for administrative office space and related equipment, and the agreement to lease clinic space for its stand-alone facility in Lima, Peru. These leases have remaining lease terms of approximately 14 months, some of which include options to renew or extend the lease. As of September 30, 2023, operating ROU assets and lease liabilities were $94,000.

The following table summarizes the maturities of the Company's lessee operating lease liabilities as of September 30, 2023:

Year ending December 31,	Operating Leases

2023 (excluding the nine-months ended September 30, 2023)	$38,000
2024	59,000
Total lease payments	97,000
Less imputed interest	(3,000)
Total	$94,000

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lease cost
Operating lease cost	$59,000	$102,000	$265,000	$303,000
Sublease income	(30,000)	(43,000)	(129,000)	(129,000)
Total lease cost	$29,000	$59,000	$136,000	$174,000

Other information
Cash paid for amounts included in the measurement of lease liabilities - Operating leases	$59,000	$102,000	$265,000	$303,000
Weighted-average remaining lease term - Operating leases in years	0.89	1.30	0.89	1.30
Weighted-average discount rate - Operating leases	4.99%	5.71%	4.99%	5.71%

Note 6.    Per Share Amounts

Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding. The computation for the three and nine-month periods ended September 30, 2023 and 2022 excluded approximately 118,000 and 91,000, respectively, of the Company’s stock options because the exercise price of the options was higher than the average market price during the period. The weighted average common shares outstanding for basic earnings per share for the three and nine-month periods ended September 30, 2023 and 2022 included approximately 123,000 and 123,000, respectively, of the Company's restricted stock awards that are fully vested but are deferred for issuance.

The following table sets forth the computation of basic and diluted earnings per share for the three and nine-month periods ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income attributable to American Shared Hospital Services	$118,000	$316,000	$195,000	$1,082,000

Weighted average common shares for basic earnings per share	6,366,000	6,234,000	6,336,000	6,223,000
Dilutive effect of stock options and restricted stock awards	66,000	39,000	70,000	38,000
Weighted average common shares for diluted earnings per share	6,432,000	6,273,000	6,406,000	6,261,000

Basic earnings per share	$0.02	$0.05	$0.03	$0.17
Diluted earnings per share	$0.02	$0.05	$0.03	$0.17

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

Stock-based compensation expense associated with the Company’s stock options to employees is calculated using the Black-Scholes valuation model. The Company’s stock awards have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates. The estimated fair value of the Company’s option grants is estimated using assumptions for expected life, volatility, dividend yield, and risk-free interest rate which are specific to each award. The estimated fair value of the Company’s options is expensed over the period during which an employee is required to provide service in exchange for the award (requisite service period), usually the vesting period. Accordingly, stock-based compensation cost before income tax effect for the Company’s options and restricted stock awards in the amount of $98,000 and $291,000 for the three and nine-month periods ended September 30, 2023, respectively, and $76,000 and $235,000 in the same periods of the prior year, respectively, is reflected in selling and administrative expense in the condensed consolidated statements of operations. For the nine-month period ended September 30, 2023, there was approximately $164,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. This cost is expected to be recognized over a period of approximately four years. The weighted-average fair value of options granted during the nine-month period ended September 30, 2023 was $1.57.

The following table summarizes stock option activity for the nine-month periods ended September 30, 2023 and 2022:

	Stock Options	Grant Date Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Intrinsic Value
Outstanding at January 1, 2023	95,000	$2.76	4.83	$25,000
Granted	70,000	$2.82	7.00	$-
Forfeited	(19,000)	$2.69	-	$-
Outstanding at September 30, 2023	146,000	$2.80	5.51	$-
Exercisable at September 30, 2023	38,000	$2.86	3.35	$-

Outstanding at January 1, 2022	67,000	$2.72	3.33	$-
Granted	50,000	$2.72	5.00	$-
Exercised	(2,000)	$2.70	-	$-
Forfeited	(7,000)	$2.58	-	$-
Outstanding at September 30, 2022	108,000	$2.73	4.85	$9,000
Exercisable at September 30, 2022	50,000	$2.74	2.74	$-

Note 8.    Income Taxes

The Company generally calculates its effective income tax rate at the end of an interim period using an estimate of the annualized effective income tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate of the annualized effective income tax rate cannot be made, the Company computes its provision for income taxes using the actual effective income tax rate for the results of operations reported within the year-to-date periods. The Company’s effective income tax rate is highly influenced by relative income or losses reported and the amount of the nondeductible stock-based compensation associated with grants of its common stock options and from the results of international operations. A small change in estimated annual pretax income can produce a significant variance in the annualized effective income tax rate given the expected amount of these items. As a result, the Company has computed its provision for income taxes for the three and nine-month periods ended September 30, 2023 and 2022 by applying the actual effective tax rates to income or reported within the condensed consolidated financial statements through those periods.

Note 9.    Commitments

On December 20, 2018, the Company signed Second Amendments to two System Build Agreements for the Company’s second and third Mevion PBRT units. The Company and Mevion Medical Systems Inc. (“Mevion”) have agreed to upgrade the second and third PBRT units for which the Company has purchase commitments. The Company is actively seeking sites for these units but, to date, has not entered into agreements with any party for either placement of a PBRT unit or the related financing. The Company projects that it will be required to commence delivery of the second and third PBRT units no later than December 2023. In the event the Company is unable to enter into customer agreements within the requisite time frame or receive an extension from Mevion, the Company could forfeit its deposits. During the year-ended December 31, 2020, the Company impaired these deposits and wrote-off the deposits and related capitalized interest. As of September 30, 2023, the Company had commitments, after deposits, to purchase two MEVION S250i PBRT systems for $34,000,000.

As of September 30, 2023, the Company had commitments to install one Icon, with software, at an existing site,  one Gamma Plan workstation, two Esprit Gamma Knife systems, both at existing customer sites,  two Linear Accelerator (“LINAC”) systems, one Cobalt- 60 reload, with software upgrade, and one Magnetic Resonance imaging guided LINAC (“MR LINAC”) system at a future customer site. The Company also has two commitments to de-install Gamma Knife units at existing customer sites. One LINAC system will be placed at a future customer site and  one LINAC system will be placed at the Company’s new site in Puebla, Mexico. The Puebla installation is in process and the site is expected to begin treating patients in January 2024. The Company has made significant progress payments towards this installation as of  September 30, 2023, and has a commitment to finance the project.  The Company is also in the process of upgrading its existing Gamma Knife equipment in Ecuador and expects to begin treating patients on the new system in November 2023. The Company completed financing of this upgrade in October 2023. See Note 11 - Subsequent Events for additional discussion . The remaining Esprit, software upgrades and LINAC purchases are expected to occur in 2024. Total Gamma Knife and LINAC commitments as of September 30, 2023 were $15,921,000. There are no deposits on the condensed consolidated balance sheets related to these commitments as of September 30, 2023 . It is the Company’s intent to finance substantially all of these commitments. There can be no assurance that financing will be available for the Company’s current or future projects, or at terms that are acceptable to the Company. However, the Company currently has cash on hand of $14,655,000 and a line of credit of $7,000,000 and is actively engaged with financing resources to fund these projects. The Company borrowed  $1,400,000 on the Revolving Line as of September 30, 2023, which was paid off in October 2023.

On September 4, 2022, the Company entered into a Maintenance and Support Agreement, which provides for maintenance and support of the Company’s PBRT unit at Orlando Health from September 2022 through April 2026.  The agreement requires an annual prepayment of $1,865,000 for the current contractual period ( one year). This payment portion was recorded as a prepaid contract and is being amortized over the one-year service period.

As of September 30, 2023, the Company had commitments to service and maintain its Gamma Knife and PBRT equipment. The service commitments are carried out via contracts with Mevion, Elekta and Mobius Imaging, LLC. The Company’s commitments to purchase two LINAC systems also include a 9-year and 5-year agreement to service the equipment, respectively. Total service commitments as of  September 30, 2023 were $12,645,000. The Gamma Knife and certain other service contracts are paid monthly, as service is performed. The Company believes that cash flow from cash on hand and operations will be sufficient to cover these payments.

Note 10.    Related Party Transactions and Balances

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

The following table summarizes related party activity for the three and nine-month periods ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Equipment purchases and de-install costs	$2,147,000	$231,000	$3,565,000	$1,594,000
Costs incurred to maintain equipment	191,000	272,000	781,000	820,000
Total related party transactions	$2,338,000	$503,000	$4,346,000	$2,414,000

The Company also had commitments to purchase or upgrade Gamma Knife units, purchase a LINAC system and service the related equipment of $16,311,000 as of   September 30, 2023.

Related party liabilities on the condensed consolidated balance sheets consist of the following as of  September 30, 2023 and December 31, 2022

	September 30,	December 31,
	2023	2022
Accounts payable, asset retirement obligation and other accrued liabilities	$3,726,000	$857,000

Note 11.    Subsequent Events

On October 23, 2023, the Company completed the financing for the Icon upgrade at its stand-alone facility in Ecuador.  The financing is with DFC and is the second and final disbursement from the DFC Loan.  The second disbursement was for $1,750,000 payable in 16 quarterly installments with a fixed interest rate of 7.49%. The covenants and representations are consistent with the initial borrowing under the DFC Loan, see Note 3 - Long-Term Debt Financing.

On November 10, 2023, the Company entered into an Investment Purchase Agreement (the “IPA”) to purchase 60% of the equity interests in each of Southern New England Regional Cancer Center, LLC and Roger Williams Radiation Therapy, LLC, both Rhode Island limited liability companies (collectively, the “Target Companies”) from GenesisCare USA, Inc., a Florida corporation (the “Seller”), for a purchase price of $2.85 million.  The Target Companies operate three fully functional, turn-key radiation therapy cancer centers in Rhode Island.  The closing of the transaction contemplated by the IPA is subject to certain events and conditions being met, including (i) bankruptcy court approval, (ii) the Seller and the Company entering into a consent agreement with the Rhode Island Department of Health and (iii) other customary closing conditions. The Company anticipates that conditions will be met in the next 60 days. The transaction, if and when finalized, will allow the Company to expand its footprint of owned and operated radiation oncology centers.

The transaction will be accounted for as a business combination under ASC 805 Business Combinations, which requires, among other things, that purchase consideration, assets acquired, and liabilities assumed be measured at their fair values as of the acquisition date. The initial purchase allocation for the business combination is incomplete at this time, subject to finalizing the IPA. After closing, disclosures regarding amounts recognized for major classes of assets acquired and liabilities assumed will be provided once the initial accounting is completed.

Costs related to legal, financial and due diligence services performed in connection with this transaction are not material to date.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report to the SEC may be deemed to contain certain forward-looking statements with respect to the financial condition, results of operations and future plans of American Shared Hospital Services, including, statements regarding the expected continued treatment growth of the Company’s MEVION S250 system, the expansion of the Company’s PBRT business, the timing and expansion of treatments by new Gamma Knife systems, the Company’s expansion into new markets and the Company’s acquisitions and potential market segments for its services, which involve risks and uncertainties including, but not limited to, the risks of economic and market conditions, the risks of variability of financial results between quarters, the risks of the Gamma Knife and radiation therapy businesses, the risks of changes to The Centers for Medicare and Medicaid (“CMS”) reimbursement rates or reimbursement methodology, the risks of the timing, financing, and operations of the Company’s PBRT business, the risk of expanding within or into new markets, and the risk that the integration or continued operation of acquired businesses could adversely affect financial results and the risk that current and future acquisitions may negatively affect the Company’s financial position. Further information on potential factors that could affect the financial condition, results of operations and future plans of American Shared Hospital Services is included in the filings of the Company with the SEC, including the Annual Report on Form 10-K for the year ended December 31, 2022 and the definitive Proxy Statement for the Annual Meeting of Shareholders held on June 20, 2023.

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

On September 29, 2020, CMS published a final rule that would have implemented a new mandatory payment model for radiation oncology services delivered to certain Medicare beneficiaries: the Radiation Oncology Alternative Payment Method (“RO APM”). As discussed below, the RO APM, which was to be in effect for a five year period, was delayed indefinitely by CMS in August 2022. If the RO APM had not been delayed, it would have significantly altered CMS’ payment methodology from a fee for service paradigm to a set reimbursement by cancer type methodology for radiation services provided within a 90 day episode of care. Under the RO APM, hospital based and free-standing radiation therapy providers would have been required to participate in the model based on whether the radiation therapy provider is located within a randomly selected core-based statistical area. CMS projects that providers treating approximately 30% of radiation oncology patients would have been selected to participate in the RO APM. The remaining providers not included in the RO APM would have continued to receive reimbursement based on a fee-for-service methodology. The RO APM would have included but would not have been limited to PBRT and Gamma Knife services. Three of the Company's Gamma Knife centers were expected to be included in the RO APM. It was not anticipated that inclusion in the RO APM would have a significant impact on the Company's Gamma Knife revenues. The Company's PBRT center was not selected for inclusion in the RO APM. Medicare reimbursement in 2023 for the most commonly used PBRT delivery codes increased by approximately 3.2% and 0.2%, and decreased by approximately 3.2% for Gamma Knife.

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

Revenue Recognition

The Company recognizes revenues under ASC 842 and ASC 606. The Company had eleven domestic Gamma Knife units, two international Gamma Knife units, and one PBRT system in operation in the United States as of September 30, 2023 and twelve domestic Gamma Knife units, two international Gamma Knife units, and one PBRT system in operation in the United States as of  September 30, 2022. Five of the Company’s eleven domestic Gamma Knife customers are under fee-per-use contracts, and six customers are under retail arrangements. The Company, through GKF, also owns and operates two single-unit, international Gamma Knife facilities in Lima, Peru and Guayaquil, Ecuador. These two units economically function similarly to the Company’s turn-key retail arrangements. The Company’s PBRT system at Orlando Health is also considered a retail arrangement.

Rental income from medical equipment services – The Company recognizes revenues under ASC 842 when services have been rendered and collectability is reasonably assured, on either a fee per use or revenue sharing basis. The Company’s contracts are typically for a ten-year term and are priced as either fee per use or revenue sharing. Fee per use revenues are recognized at the time the procedures are performed, based on each hospital’s contracted rate and the number of procedures performed. Under revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital after considering certain operating costs of the center. The amount the Company expects to receive is recorded as revenue and estimated based on historical experience and patient mix. Revenue estimates are reviewed periodically and adjusted as necessary.  The operating costs are recorded as other direct operating costs in the condensed consolidated statements of operations. For the three and nine-month periods ended September 30, 2023, the Company recognized revenues of approximately $3,946,000 and $12,987,000, respectively, compared to $4,101,000 and $12,382,000 for the same periods in the prior year, respectively, under ASC 842. Of the ASC 842 revenue, for the three and nine-month periods ended September 30, 2023, approximately $2,219,000 and $7,078,000 were for PBRT services, respectively, compared to $2,358,000 and $6,705,000 for the same periods in the prior year, respectively.

Patient income – The Company has stand-alone facilities in Lima, Peru and Guayaquil, Ecuador, where contracts exist between the Company’s facilities and the individual patients treated at the facility. Under ASC 606, the Company acts as the principal in these transactions and provides, at a point in time, a single performance obligation, in the form of a Gamma Knife treatment. Revenue related to a Gamma Knife treatment is recognized on a gross basis at the time when the patient receives treatment. There is no variable consideration present in the Company’s performance obligation and the transaction price is agreed upon per the stated contractual rate. GKPeru’s payment terms are typically prepaid for self-pay patients and insurance provider payments are paid net 30 days. GKCE’s patient population is primarily covered by a government payor and payments are paid between three and six months. The Company did not capitalize any incremental costs related to the fulfillment of its customer contracts. Accounts receivable balances under ASC 606 at  September 30, 2023, July 1, 2023 and January 1, 2023 were $1,416,000, $980,000 and $1,119,000, respectively. Accounts receivable balances under ASC 606 at September 30, 2022, July 1, 2022, and January 1, 2022 were $1,248,000, $1,145,000 and $668,000, respectively. For the three and nine-month periods ended September 30, 2023, the Company recognized revenues of approximately $988,000 and $2,440,000, respectively, under ASC 606 compared to $727,000 and $2,327,000 for the same periods in the prior year, respectively.

During the three-month period ended September 30, 2023, the Company completed a sale of equipment to a new customer.  The Company assessed this transaction under ASC 606 and concluded the Company acted as the agent in this transaction and provided, at a point in time, two performance obligations, in the form of an equipment sale of an Icon and Cobalt-60 reload.  The performance obligation to sell, assign, transfer and deliver the equipment to the customer was carried out via Elekta.  Revenue related to the equipment sale is recognized on a net basis when the sale is complete.  The Company recognized net revenue of $200,000 on the sale of equipment for the three and nine-month periods ended September 30, 2023.

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

Third Quarter 2023 Results

Revenues increased by $306,000 and $918,000 to $5,134,000 and $15,627,000 for the three and nine-month periods ended September 30, 2023 compared to $4,828,000 and $14,709,000 for the same periods in the prior year, respectively.  Revenues from the Company’s domestic segment increased by $45,000 and $805,000 to $4,146,000 and $13,187,000 for the three and nine-month periods ended September 30, 2023 compared to $4,101,000 and $12,382,000 for the same periods in the prior year, respectively.  Revenues from the Company’s international segment increased by $261,000 and $113,000 to $988,000 and $2,440,000 for the three and nine-month periods ended September 30, 2023 compared to $727,000 and $2,327,000 for the same periods in the prior year, respectively.

Revenues generated from the Company’s PBRT system decreased by $139,000 and increased by $373,000 to $2,219,000 and $7,078,000 for the three and nine-month periods ended September 30, 2023 compared to $2,358,000 and $6,705,000 for the same periods in the prior year, respectively. The decrease for the three-month period ended September 30, 2023 was due to lower volumes.  The increase for the nine-month period ended September 30, 2023 was due to an increase in average reimbursement.

The number of PBRT fractions decreased by 175 and 221 to 1,188 and to 4,094 for the three and nine-month periods ended September 30, 2023 compared to 1,363 and 4,315 for the same periods in the prior year, respectively. The decrease in PBRT volumes for the three and nine-month periods ended September 30, 2023 was due to normal, cyclical fluctuations.

Gamma Knife revenue increased by $245,000 and $345,000 to $2,715,000 and $8,349,000 for the three and nine-month periods ended September 30, 2023 compared to $2,470,000 and $8,004,000 in the same periods in the prior year, respectively. The increase in Gamma Knife revenues for the three-month period was due to higher procedure volume and average reimbursement.  The increase in Gamma Knife revenues for the nine-month period ended September 30, 2023 was due to higher average reimbursement, offset by lower procedure volume. The overall increase in average reimbursement was driven by a shift in payor mix to more commercial payors.

The number of Gamma Knife procedures increased by 23 and decreased by 39 to 316 and 918 for the three and nine-month periods ended September 30, 2023 compared to 293 and 957 for the same periods in the prior year, respectively. The increase in Gamma Knife procedures for the three-month period ended September 30, 2023  was due to normal, cyclical fluctuations. The decrease in Gamma Knife procedures for the nine-month period ended September 30, 2023 was due to the expiration of one existing customer contract, offset by increased volumes at other customer sites.

During the three and nine-month periods ended September 30, 2023 the Company sold equipment to a new customer for net revenue of $200,000.  The revenue was recorded net of the Company’s cost to purchase the equipment from Elekta. There were no similar transactions in the same periods in the prior year.

Total costs of revenue increased by $161,000 and $502,000 to $3,032,000 and $9,099,000 for the three and nine-month periods ended September 30, 2023 compared to $2,871,000 and $8,597,000 for the same periods in the prior year, respectively, consistent with the growth in revenues.

Maintenance and supplies and other direct operating costs, related party, decreased by $35,000 and increased $96,000 to $709,000 and $2,290,000 for the three and nine-month periods ended September 30, 2023, compared to $744,000 and $2,194,000 for the same periods in the prior year, respectively. The increase in maintenance and supplies and other direct operating costs, related party, was primarily due to the annual increase on the Company’s PBRT maintenance agreement.

Depreciation and amortization increased by $57,000 and $298,000 to $1,228,000 and $3,812,000 for the three and nine-month periods ended September 30, 2023 compared to $1,171,000 and $3,514,000 for the same periods in the prior year, respectively. The increase in depreciation and amortization for the three and nine-month periods ended September 30, 2023 was primarily due to the Company’s change in estimate for salvage value and useful life. As of January 1, 2023, the Company reduced its estimated useful life and assigned salvage value for one of its international Gamma Knife units. The net effect of the change in estimate made January 1, 2023, for the three and nine-month periods ended September 30, 2023, was a decrease in net income of approximately $50,000 or $0.01 per diluted share and $151,000 or $0.02 per diluted share, respectively. These changes in estimate will also impact future periods. Salvage value is based on the estimated fair value of the equipment at the end of its useful life.

Other direct operating costs increased by $139,000 and $108,000 to $1,095,000 and $2,997,000 for the three and nine-month periods ended September 30, 2023 compared to $956,000 and $2,889,000 for the same periods in the prior year, respectively. The increase in other direct operating costs for the three and nine-month periods ended September 30, 2023 was primarily due to higher volumes at one of the Company’s international sites.

Selling and administrative expense increased by $475,000 and $1,537,000 to $1,735,000 and $5,262,000 for the three and nine-month periods ended September 30, 2023 compared to $1,260,000 and $3,725,000 for the same periods in the prior year, respectively. The increase in selling and administrative expense for the three and nine-month periods ended September 30, 2023 was due to increased staffing in the sales, finance and customer retention areas and approximately $319,000 and $570,000, respectively, in fees associated with new business opportunities.

Interest expense increased by $28,000 and $279,000 to $277,000 and $825,000 for the three and nine-month periods ended September 30, 2023 compared to $249,000 and $546,000 for the same periods in the prior year, respectively. On April 9, 2021, the Company refinanced predominantly all of its existing debt and finance lease portfolio.  The Term Loan and DDTL carry a floating interest rate of LIBOR plus 3%.  The increase for the three and nine-month periods ended September 30, 2023 was due to an increase in LIBOR compared to the same periods of the prior year. See the “Liquidity and Capital Resources” section below for a discussion of the Company’s long-term debt and expected changes to the index used to calculate interest.

During the three-month period ended June 30, 2023, the Company increased its asset retirement obligation accrual.  The related increase to the underlying leased assets could not be supported by the cash flows of those particular units and as such the Company recorded a loss on the write down of those assets. The loss on write down of impaired assets and associated removal costs was $0 and $578,000 for the three and nine-month periods ended September 30, 2023. The loss on write down of impaired assets and associated removal costs for the nine-month period ended September 30, 2023 was due to the non-renewal of two Gamma Knife contracts in the second quarter of 2023. There were no similar write downs in the same periods in the prior year.

Interest and other income increased by $99,000 and $287,000 to $135,000 and $318,000 for the three and nine-month periods ended September 30, 2023 compared to income of $36,000 and $31,000 for the same periods in the prior year, respectively.  The increases are consistent with the Company’s increases in cash and cash equivalents and rising interest rates.

Income tax expense decreased by $116,000 and $537,000 to expense of $60,000 and $93,000 for the three and nine-month periods ended September 30, 2023 compared to income tax expense of $176,000 and $630,000 for the same periods in the prior year, respectively. The decrease in income tax expense for the three and nine-month periods ended September 30, 2023 was due primarily to lower earnings during the current periods.

Net income attributable to non-controlling interest increased by $55,000 and decreased by $267,000 to income of $47,000 and a loss $107,000 for the three and nine-month periods ended September 30, 2023 compared to a loss of $8,000 and income of $160,000 for the same periods in the prior year, respectively. Net income attributable to non-controlling interests represents net (income) loss earned by the 19% non-controlling interest in GKF, and net income of the non-controlling interests in various subsidiaries controlled by GKF. The decrease or increase in net income attributable to non-controlling interests reflects the relative profitability of GKF.

Net income decreased by $198,000 and $887,000 to a net income of $118,000, or $0.02 per diluted share and net income of $195,000, or $0.03 per diluted share for the three and nine-month periods ended September 30, 2023 compared to net income of $316,000, or $0.05 per diluted share and $1,082,000, or $0.17 per diluted share for the same periods in the prior year, respectively. Net income decreased for the three and nine-month periods ended September 30, 2023 due to higher interest expense and higher selling and administrative expense to support the Company’s pursuit of new business opportunities. The decrease for the nine-month period ended September 30, 2023 was also driven by the write down of impaired assets and associated removal costs.

Liquidity and Capital Resources

The Company’s primary liquidity needs are to fund capital expenditures as well as support working capital requirements. In general, the Company’s principal sources of liquidity are cash and cash equivalents on hand and the $7,000,000 Revolving Line. As of September 30, 2023, the Company borrowed $1,400,000 on its line of credit. The Company had cash, cash equivalents and restricted cash of $14,655,000 at September 30, 2023 compared to $12,453,000 at December 31, 2022. The Company’s cash position increased by $2,202,000 during the first nine months of 2023 due to cash from operating activities of $8,778,000 and advances on the line of credit of $1,400,000.  These increases were offset by payment for the purchase of property and equipment of $6,176,000, payments on long-term debt of $1,589,000, debt issuance costs of $9,000 and payments on short-term financing of $202,000. The Company’s expected primary cash needs on both a short and long-term basis are for capital expenditures, business expansion, working capital, and other general corporate purposes. The Company has scheduled interest and principal payments under its debt obligations of approximately $2,488,000 during the next 12 months.

Working Capital

The Company had working capital at September 30, 2023 of $10,322,000 compared to $13,548,000 at December 31, 2022. The $3,226,000 decrease in working capital was primarily due to increases in other accrued liabilities, related party liabilities, and the increase in asset retirement obligations. The Company believes that its cash on hand, cash flow from operations, and other cash resources are adequate to meet its scheduled debt obligations and working capital requirements during the next 12 months. See additional discussion in the “Commitments” section below. The Company, in the past, has secured financing for its Gamma Knife and radiation therapy units. The Company has secured financing for its projects from several lenders and anticipates that it will be able to secure financing on future projects from these or other lending sources, but there can be no assurance that financing will continue to be available on acceptable terms.

Long-Term Debt

On April 9, 2021, the Company and certain of its domestic subsidiaries entered into a five year $22,000,000 credit agreement with Fifth Third Bank, N.A., which refinanced its then existing domestic Gamma Knife portfolio.  The lease financing previously obtained by Orlando was also refinanced as long-term debt by the Credit Agreement. The Credit Agreement includes the $7,000,000 Revolving Line of which the Company has drawn $1,400,000 on as of September 30, 2023. The Credit Agreement is 48% amortized over a 58-month period with a balloon payment upon maturity and is secured by a lien on substantially all of the assets of the Company and certain of its domestic subsidiaries. The Company’s Gamma Knife unit in Ecuador is financed with DFC. The DFC Loan is secured by a lien on GKCE’s assets. The amount outstanding under the DFC Loan is payable in 17 quarterly installments with a fixed interest rate of 3.67%.

The Company’s Gamma Knife unit in Ecuador is financed with DFC. The DFC Loan is secured by a lien on GKCE’s assets. The amount outstanding under the DFC Loan is payable in 17 quarterly installments with a fixed interest rate of 3.67%. On October 23, 2023, the Company completed the financing for the Icon upgrade at its stand-alone facility in Ecuador.  The financing is with DFC and is the second and final disbursement from the DFC Loan.  The second disbursement was for $1,750,000 payable in 16 quarterly installments with a fixed interest rate of 7.49%. The covenants and representations are consistent with the initial borrowing under the DFC Loan, see Note 3 - Long-Term Debt Financing.

As of  December 31, 2021, LIBOR will no longer be used to price new loans, but 1-month, 3-month, and 6-month maturities will continue to be published using a synthetic methodology until September 30, 2024. The Company is working with Fifth Third Bank, N.A. to transition its loan pricing to be based on the Secured Overnight Financing Rate (“SOFR”) rather than LIBOR. Any credit extended by Fifth Third Bank, N. A. after July 1, 2023 will be a SOFR based loan. The Revolving Line is charged an unused line fee of 0.25% per annum. The Term Loan and DDTL have interest and principal payments due quarterly. Principal amortization on an annual basis for the Term Loan and DDTL equates to 48% of the original principal loan commitments in years one through five and an end of term payment of the remaining principal balance.

See Note 3 - Long Term Debt Financing to the condensed consolidated financial statements for additional information regarding the Company’s long-term debt.

Commitments

On December 20, 2018, the Company signed Second Amendments to two System Build Agreements for the Company’s second and third Mevion PBRT units. The Company and Mevion Medical Systems Inc. (“Mevion”) have agreed to upgrade the second and third PBRT units for which the Company has purchase commitments. The Company is actively seeking sites for these units but, to date, has not entered into agreements with any party for either placement of a PBRT unit or the related financing. The Company projects that it will be required to commence delivery of the second and third PBRT units no later than December 2023. In the event the Company is unable to enter into customer agreements within the requisite time frame or receive an extension from Mevion, the Company could forfeit its deposits. During the year-ended December 31, 2020, the Company impaired these deposits and wrote-off the deposits and related capitalized interest. As of September 30, 2023, the Company had commitments, after deposits, to purchase two MEVION S250i PBRT systems for $34,000,000.

As of September 30, 2023, the Company had commitments to install one Icon, with software, at an existing site, one Gamma Plan workstation, two Esprit Gamma Knife systems, both at existing customer sites, two Linear Accelerator (“LINAC”) systems, one Cobalt-60 reload, with software upgrade, and one Magnetic Resonance imaging guided LINAC (“MR LINAC”) system at a future customer site. The Company also has two commitments to de-install Gamma Knife units at existing customer sites. One LINAC system will be placed at a future customer site and one LINAC system will be placed at the Company’s new site in Puebla, Mexico. The Puebla installation is in process and the site is expected to begin treating patients in January 2024. The Company has made significant progress payments towards this installation as of  September 30, 2023 and has a commitment to finance the project.  The Company is also in the process of upgrading its existing Gamma Knife equipment in Ecuador and expects to begin treating patients on the new system in November 2023. The Company completed financing of this upgrade in October 2023. See Note 11 - Subsequent Events for additional discussion . The remaining Esprit, software upgrades and LINAC purchases are expected to occur in 2024. Total Gamma Knife and LINAC commitments as of September 30, 2023 were $15,921,000. There are no deposits on the condensed consolidated balance sheets related to these commitments as of September 30, 2023 . It is the Company’s intent to finance substantially all of these commitments. There can be no assurance that financing will be available for the Company’s current or future projects, or at terms that are acceptable to the Company.  However, the Company currently has cash on hand of $14,655,000 and a line of credit of $7,000,000 and is actively engaged with financing resources to fund these projects. The Company borrowed $1,400,000 on the Revolving Line as of  September 30, 2023, which was paid off in October 2023.

On September 4, 2022, the Company entered into a Maintenance and Support Agreement, which provides for maintenance and support of the Company’s PBRT unit at Orlando Health from September 2022 through April 2026.  The agreement requires an annual prepayment of $1,865,000 for the current contractual period (one year). This payment portion was recorded as a prepaid contract and is being amortized over the one-year service period.

As of September 30, 2023, the Company had commitments to service and maintain its Gamma Knife and PBRT equipment. The service commitments are carried out via contracts with Mevion, Elekta and Mobius Imaging, LLC. The Company’s commitments to purchase two LINAC systems also include a 9-year and 5-year agreement to service the equipment, respectively. Total service commitments as of September 30, 2023 were $12,645,000. The Gamma Knife and certain other service contracts are paid monthly, as service is performed. The Company believes that cash flow from cash on hand and operations will be sufficient to cover these payments.

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

The following table summarizes related party activity for the three and nine-month periods ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Equipment purchases and de-install costs	$2,147,000	$231,000	$3,565,000	$1,594,000
Costs incurred to maintain equipment	191,000	272,000	781,000	820,000
Total related party transactions	$2,338,000	$503,000	$4,346,000	$2,414,000

The Company also had commitments to purchase or upgrade Gamma Knife units, purchase a LINAC system and service the related equipment of $16,311,000 as of September 30, 2023.

Related party liabilities on the condensed consolidated balance sheets consist of the following as of September 30, 2023 and December 31, 2022

	September 30,	December 31,
	2023	2022
Accounts payable, asset retirement obligation and other accrued liabilities	$3,726,000	$857,000

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage or prepayment features. The Company does not have affiliation with partnerships, trusts or other entities whose purpose is to facilitate off-balance sheet financial transactions or similar arrangements, and therefore has no exposure to the financing, liquidity, market or credit risks associated with such entities. At September 30, 2023, the Company had no significant long-term, market-sensitive investments.

Item 4.    Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the Company and its subsidiaries is communicated to the principal executive officer and our principal financial officer. Based on that evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the principal executive officer and our principal financial officer, and recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

There were no changes in our internal control over financial reporting during the nine-month period ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AMERICAN SHARED HOSPITAL SERVICES

Registrant

Date:	November 14, 2023	/s/ Raymond C. Stachowiak
Raymond C. Stachowiak
Executive Chairman of the Board (principal executive officer)

Date:	November 14, 2023	/s/ Robert L. Hiatt
Robert L. Hiatt
Chief Financial Officer (principal financial and principal accounting officer)