Form 10-K
period 2023-12-31
AMERICAN SHARED HOSPITAL SERVICES
filed 2024-04-01
CIK 744825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2023

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

As of June 30, 2023, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $11,205,000.

Number of shares of common stock of the registrant outstanding as of March 22, 2024: 6,330,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2024 Annual Meeting of Shareholders are incorporated by reference into Part II, Item 5 and Part III of this report.

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Annual Report on Form 10-K other than statements of historical information are “forward-looking statements.” The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability. Forward-looking statements may include words like we “believe”, “anticipate”, “target”, “expect”, “pro forma”, “estimate”, “intend”, “will”, “is designed to”, “plan” and words of similar meaning. Forward-looking statements describe our future plans, objectives, expectations or goals. Such statements address future events and conditions concerning and include, but are not limited to, such things as:

•	capital expenditures
•	earnings
•	liquidity and capital resources
•	financing of our business
•	government programs and regulations
•	legislation affecting the health care industry
•	the expansion of our proton beam radiation therapy business
•	accounting matters
•	compliance with debt covenants
•	pending acquisitions
•	competition
•	customer concentration
•	contractual obligations
•	timing of payments
•	technology
•	interest rates

These forward-looking statements involve known and unknown risks that may cause our actual results in future periods to differ materially from those expressed in any forward-looking statement. Factors that could cause or contribute to such differences include, but are not limited to, such things as:

•	our level of debt
•	the limited market for our capital-intensive services
•	the impact of lowered federal reimbursement rates
•	the impact of U.S. health care reform legislation
•	competition and alternatives to our services
•	technological advances and the risk of equipment obsolescence
•	our significant investment in the proton beam radiation therapy business
•	restrictions in our debt agreements that limit our flexibility to operate our business
•	our ability to repay our indebtedness
•	our ability to close the pending Rhode Island Acquisition and integrate the Rhode Island target companies with our existing business
•	breaches in security of our information technology
•	the small and illiquid market for our stock

These lists are not all-inclusive because it is not possible to predict all factors. A discussion of some of these factors is included in this document under the headings “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” “–Application of Critical Accounting Policies and Estimates” and “–Liquidity and Capital Resources.” This report should be read in its entirety. No one section of this report deals with all aspects of the subject matter. Any forward-looking statement speaks only as of the date such statement was made, and we are not obligated to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made, except as required by applicable laws or regulations.

PART I

ITEM 1. BUSINESS

GENERAL

American Shared Hospital Services (“ASHS” and, together with its subsidiaries, the “Company”) provides stereotactic radiosurgery equipment and advanced radiation therapy and related equipment. The Company provides Gamma Knife units to ten medical centers in ten states in the United States and two Gamma Knife units at stand-alone facilities in Lima, Peru and Guayaquil, Ecuador as of March 1, 2024. The Company provides Gamma Knife services through its 81% indirect interest in GK Financing, LLC, a California limited liability company (“GKF”). The remaining 19% of GKF is owned by GKV Investments, Inc. (“GKV Investments”), a wholly-owned U.S. subsidiary of Elekta AG, a Swedish company (“Elekta”). Elekta is the manufacturer of the Leksell Gamma Knife® (the “Gamma Knife”), which is a radiotherapy-treatment device that uses precise beams of gamma radiation to noninvasively target and remove lesions or tumors in the brain and treat various neurological disorders. GKF is a non-exclusive provider of alternative financing services for Leksell Gamma Knife units.

The Company wholly-owns the subsidiaries American Shared Radiosurgery Services (“ASRS”), ASHS-Mexico, S.A. de C.V. (“ASHS-Mexico”), ASHS-Rhode Island Proton Beam Radiation Therapy, LLC, ASHS-Bristol Radiation Therapy, LLC, OR21, Inc. and MedLeader.com, Inc. (“MedLeader”).

GKF has established the wholly-owned subsidiaries Instituto de Gamma Knife del Pacifico S.A.C. (“GKPeru”) and HoldCo GKC S.A (“HoldCo”) for the purpose of providing similar Gamma Knife services in Peru and Ecuador, respectively.  HoldCo owns approximately 99.3% of the total outstanding shares of Gamma Knife Center Ecuador S.A. (“GKCE”).

ASRS is the majority-owner of GKF. GKF also owns a 51% interest in Albuquerque GK Equipment, LLC (“AGKE”) and Jacksonville GK Equipment, LLC (“JGKE”). The remaining 49% in each of these two companies is owned by radiation oncologists.

The Company is also the sole owner of PBRT Orlando, LLC (“Orlando”) and the majority owner of Long Beach Equipment, LLC (“LBE”) which were formed to provide proton beam radiation therapy services in Orlando, Florida and Long Beach, California, respectively. A 40% minority ownership in LBE is owned by radiation oncologists.  LBE is not expected to generate revenue within the next two years.

MedLeader was formed to provide continuing medical education online and through videos for doctors, nurses and other health care practitioners. MedLeader is not operational at this time and is not expected to generate significant revenue within the next two years.

On April 27, 2022, the Company signed a Joint Venture Agreement (the “Agreement”) with the principal owners of Radioterapia Guadalupe Amor y Bien S.A. de C.V. (“Guadalupe”) to establish AB Radiocirugia Y Radioterapia de Puebla, S.A.P.I. de C.V. of Puebla (“Puebla”) to treat public- and private-paying cancer patients. The Company and Guadalupe will hold 85% and 15% ownership interests, respectively, in Puebla. Under the Agreement, the Company is responsible for providing a linear accelerator, an Elekta Versa HD, and Guadalupe is accountable for all site modification costs.  The Company formed ASHS-Mexico on October 3, 2022 to establish Puebla.  Puebla was formed on December 15, 2022 and the Company expects Puebla to begin treating patients in June 2024. Operating costs incurred for the twelve-month period ended December 31, 2023 by Puebla, are included in the consolidated statement of operations.

The Company continues to develop its design and business model for “The Operating Room for the 21st Century”SM through its 50% owned OR21, LLC (“OR21”). The remaining 50% of OR21 is owned by an architectural design company. OR21 is not expected to generate significant revenue within the next two years.

On November 10, 2023, the Company entered into an Investment Purchase Agreement (the “IPA”) with GenesisCare USA, Inc. (the “GenesisCare”) and GenesisCare USA Holdings, Inc. (“GC Holdings”), pursuant to which GenesisCare agreed to sell to the Company its entire equity interest in each of Southern New England Regional Cancer Center, LLC and Roger Williams Radiation Therapy, LLC, (collectively, the “RI Target Companies”) together with the assignment of certain payor contacts for a purchase price of $2,850,000 (such transaction, the “RI Acquisition”).  The equity interests to be acquired by the Company under the IPA equates to a 60% interest in each RI Target Company. The RI Target Companies operate three functional radiation therapy cancer centers in Rhode Island. The RI Acquisition is contingent upon certain closing conditions, including GenesisCare and the Company entering into a consent agreement with the Rhode Island Department of Health and approval of all equity holders and managers of each RI Target Company. On March 1, 2024, the Company, GenesisCare and GC Holding entered into a First Amendment to the Investment Agreement pursuant to which the parties agreed to extend the date on which a party could terminate the IPA if the closing conditions had not been met from March 10, 2024 to April 30, 2024. The Company anticipates that the closing conditions will be met in April 2024.

The Company was incorporated in the State of California in 1983 and its predecessor, Ernest A. Bates, M.D., Ltd. (d/b/a American Shared Hospital Services), a California limited partnership, was formed in June 1980.

OPERATIONS

Gamma Knife Operations

Gamma Knife stereotactic radiosurgery, a non-invasive procedure, is an alternative to conventional brain surgery and/or radiation therapy. It can be an adjunct to conventional brain surgery, radiation therapy, or chemotherapy. Compared to conventional surgery, Gamma Knife radiosurgery usually is an out-patient procedure with lower risk of complications and can be provided at a lower cost. Typically, Gamma Knife patients resume their pre-surgical activities one or two days after treatment. The Gamma Knife Perfexion unit, which was introduced by Elekta in 2006, treats patients with 192 single doses of gamma rays that are focused with great precision on small and medium sized, well circumscribed and critically located structures in the brain. The Cobalt-60 sources converge at the target area and deliver a dose that is high enough to destroy the diseased tissue without damaging the surrounding healthy tissue. In 2015, Elekta introduced an upgrade to the Gamma Knife Perfexion unit called Icon. In 2022, Elekta introduced an upgrade to the Icon, called the Esprit. As of March 1, 2024, eight of the Company’s ten Gamma Knife units in the United States are Gamma Knife Perfexion units and two of these Perfexion units have the Icon upgrade.  Two of the Company’s ten Gamma Knife units were upgraded to an Esprit in October 2023 and January 2024, respectively. The Company’s Gamma Knife unit in Ecuador was upgraded in November 2023 to a Perfexion with Icon. The Company’s Gamma Knife unit in Peru is Model 4(C).  The Company expects to replace the unit in Peru with an Esprit in late 2024.

The Gamma Knife treats selected malignant and benign brain tumors, arteriovenous malformations, and functional disorders including trigeminal neuralgia (facial pain).

The Company, as of March 1, 2024, had ten operating Gamma Knife units located in the United States and two in South America in Lima, Peru and Guayaquil, Ecuador, respectively. The Company’s first Gamma Knife commenced operation in September 1991. The Company’s Gamma Knife units performed 1,195 procedures in 2023 for a cumulative total of approximately 47,400 procedures from commencement through December 31, 2023.

Revenue from Gamma Knife services for the Company during each of the last two years ended December 31, and the percentage of total revenue of the Company represented by the Gamma Knife for each of the last two years, are set forth below:

Year Ended	Total Gamma Knife	Gamma Knife % of
December 31,	Revenue (in thousands)	Total Revenue
2023	$10,992	51.5%
2022	$10,794	54.7%

The Company conducts its Gamma Knife business through its 81% indirect interest in GKF. The remaining 19% interest is indirectly owned by Elekta through its wholly-owned subsidiary, GKF Investments. GKF, formed in October 1995, is managed by its policy committee. The policy committee is composed of one representative from the Company, Raymond Stachowiak, ASHS’ Executive Chairman of the Board, and one representative from Elekta. The policy committee sets the operating policy for GKF. The policy committee may act only with the unanimous approval of both of its members. The policy committee selects a manager to handle GKF’s daily operations. Craig K. Tagawa, Chief Executive Officer of GKF and President of ASHS, serves as GKF’s manager.

GKF’s profits and/or losses and any cash distributions are allocated based on membership interests. GKF’s operating agreement requires that it have a cash reserve of at least $50,000 before cash distributions are made to its members. From inception to December 31, 2023, GKF has distributed $50,410,000 to the Company and $11,825,000 to Elekta.

Advanced Radiation Therapy Equipment and Services

The Company is continuing its efforts to contract new radiation therapy customers both domestically and internationally. The Company has increased its product offerings from standard linear accelerators to more advanced linear accelerators (“LINAC”) that incorporate Magnetic Resonance Imaging (“MRI”) and potentially Positron Emission Tomography (“PET”) imaging technologies. The Company believes that these more advanced technologies, with a higher capital cost component, may be potentially a more receptive market segment for its business model. The Company’s site in Puebla, Mexico will treat patients with a LINAC machine.

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

CUSTOMERS

The Company’s current business is the outsourcing of stereotactic radiosurgery services and radiation therapy services either through medical equipment leasing or direct patient services. For medical equipment leasing, the Company typically provides the equipment, as well as planning, installation, reimbursement and marketing support services. The Company also owns and operates two single-unit facilities where it provides radiation therapy services directly to the patient. The Company has a third direct patient service facility in Puebla, Mexico, that the Company expects will begin treating patients in June 2024. The market for these services primarily consists of large and medium sized medical centers. The business is capital intensive; the total cost of a Gamma Knife facility usually ranges from $3.0 million to $4.5 million, including equipment, site construction and installation; the total cost of a single room PBRT system usually ranges from $30.0 million to $50.0 million, inclusive of equipment, site construction and installation. The Company pays for the equipment and the medical center generally pays for site and installation costs.

The following is a listing of the Company’s medical equipment leases as of March 1, 2024:

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

The Company’s typical revenue sharing agreements are for a period of ten years. Instead of receiving a fixed fee, the Company receives all or a percentage of the reimbursement (exclusive of physician fees) received by the customer. The Company is at risk for any reimbursement rate changes for radiosurgery or radiation therapy services by the government or other third-party payors. There are no minimum volume guarantees required of the customer.

One customer accounted for approximately 48% and 45% of the Company’s total revenue in 2023 and 2022, respectively. At December 31, 2023, two customers each individually accounted for 30% and 31% of total accounts receivable, respectively. At December 31, 2022, four customers each individually accounted for 12%, 14%, 16% and 22% of total accounts receivable, respectively.

MARKETING

The Company markets financial and turn-key solutions to cancer treatment centers, hospitals, and large cancer networks worldwide.  The Company works closely with major global Original Equipment Manufacturers (“OEM’s”) that provide leading edge clinical treatment systems and software that treat cancer using radiation therapy and radiosurgery. The major products the Company is able to provide creative financial and turn-key services for are; MR Guided Radiation Therapy Linacs, Advanced Linear Accelerators, Proton Beam Therapy systems, Brachytherapy systems, and through our GK Financing partnership with Elekta, the Leksell Gamma Knife product and services.

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

The major advantages to a health care provider in contracting with the Company for its financial and turn-key services include:

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

▪The Company provides planning, installation, operating and marketing assistance and support to its customers as well as providing turn-key solutions if room modifications, new vault, or even a new cancer care facility is needed by working with credible and reputable construction companies.

FINANCING

On April 9, 2021, the Company and certain of its domestic subsidiaries entered into a five year $22,000,000 credit agreement (the “Credit Agreement”) with Fifth Third Bank, N.A. (“Fifth Third”), which refinanced its existing domestic Gamma Knife portfolio.  The lease financing previously obtained by Orlando was also refinanced as long-term debt by the Credit Agreement. The Credit Agreement includes a $7,000,000 revolving line of credit (the “Revolving Line”) available for future projects and general corporate purposes. The Company borrowed $2,500,000 on the Revolving Line as of December 31, 2023, which was paid off in January 2024. The Credit Agreement is 48% amortized over a 58-month period with a balloon payment upon maturity and is secured by a lien on substantially all of the assets of the Company and certain of its domestic subsidiaries.

On January 25, 2024 (the “First Amendment Effective Date”), the Company entered into a First Amendment to the Credit Agreement (the “First Amendment”) which amended the Credit Agreement to add a new term loan in the aggregate principal amount of $2,700,000 (the “Supplemental Term Loan”). The proceeds of the Supplemental Term Loan were advanced in a single borrowing on January 25, 2024, and were used to finance capital expenditures that the Company paid cash for during 2023 towards its operations in Puebla, Mexico and other related transaction costs. The Supplemental Term Loan will mature on January 25, 2030 (the “Maturity Date’). Interest on the Supplemental Term Loan is payable monthly during the initial twelve-month period following the First Amendment Effective Date. Following such twelve-month period, the Company is required to make equal monthly payments of principal and interest to fully amortize the amount outstanding under the Supplemental Term Loan by the Maturity Date. The Supplemental Term Loan is secured by a lien on substantially all of the assets of the Company and certain of its domestic subsidiaries.

The Company’s acquisition of GKCE and the Gamma Knife Esprit in Ecuador is financed by the United States International Development Finance Corporation (“DFC”). The loan entered into with DFC in connection with the acquisition of GKCE in June 2020 (the “DFC Loan”) is secured by a lien on GKCE’s assets. The first tranche of the DFC Loan was funded in June 2020. In October 2023, the second tranche of the DFC Loan was funded in the amount of $1,750,000 to finance its equipment upgrade in Ecuador. The amount outstanding under the first tranche of the DFC Loan is payable in 29 quarterly installments with a fixed interest rate of 3.67%. The amount outstanding under the second tranche of the DFC Loan is payable in 16 quarterly installments with a fixed interest rate of 7.49%. The maturity date for the first and second tranche of the DFC Loan is December 15, 2027. The DFC Loan also contains customary covenants and representations which the Company’s wholly-owned subsidiary, HoldCo, was not in compliance with as of  December 31, 2023.  On March 28, 2024, the Company obtained a waiver from DFC for the covenant noncompliance as of December 31, 2023.

See Note 5 - Long Term Debt to the consolidated financial statements and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Long-Term Debt for additional information.

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

There are several competing manufacturers of PBRT systems, including Mevion, IBA Particle Therapy Inc., Hitachi Ltd., ProNova Solutions, LLC, Sumitomo Heavy Industries, Ltd., ProTom International, Inc. and Mitsubishi Electric Corp. The Company has purchased one MEVION S250. The Mevion system, as well as single room proton therapy systems from other manufacturers, potentially provides cancer centers the opportunity to introduce single treatment room PBRT services with a cost in the range of approximately $30 to $50 million versus four and five PBRT treatment room programs costing in excess of $120 million including facility costs. The MEVION S250 system received FDA approval in the second quarter of 2012 and the first clinical treatment occurred in December 2013 at Barnes-Jewish Hospital. The MEVION S250i (Hyperscan) unit, which includes pencil beam scanning, was FDA approved in December 2017. The Company’s first MEVION S250 system in operation at Orlando Health treated its first patient in April 2016.

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

The average Medicare reimbursement delivery rate trends from 2022 to 2024 are outlined below:

Average Medicare Reimbursement Delivery Rate Trends - Gamma Knife

2022	2023	2024
$7,943	$7,691	$7,420

The average Medicare reimbursement delivery rate trends for PBRT from 2022 to 2024 are outlined below. Patients typically undergo 25-40 delivery sessions.

Average Medicare Reimbursement Delivery Rate Trends - PBRT

	2022	2023	2024
Simple without Compensation	$554	$572	$561
Simple with Compensation, Intermediate, or Complex	$1,321	$1,323	$1,362

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

Affordable Care Act and Subsequent Regulation

In March 2010, the Patient Protection and Affordable Care Act was enacted, as amended by the Health Care and Education Reconciliation Act of 2010, (“Affordable Care Act”), which has resulted in significant changes to the health care industry. The primary goal of the legislation was to extend health care coverage to uninsured legal U.S. residents through both an expansion of public programs and reforms to private sector health insurance. The expansion of insurance coverage was expected to be funded in part by measures designed to promote quality and cost efficiency in health care delivery and by budgetary savings in the Medicare and Medicaid programs. Because the Company is not a health care provider, we were not directly affected by the law, but we could be indirectly affected principally as follows:

•

The repeal of the Affordable Care Act’s individual mandate requirement pursuant to the Tax Cuts and Jobs Act of 2017 could results in a decrease in the number of insured patients seeking Gamma Knife or radiation therapy treatment.

•

The Company’s revenue sharing contracts are subject to reimbursement rate changes for radiosurgery or radiation therapy services by the government or other third-party payors. Any changes to Medicare or Medicaid reimbursement through the repeal or modification of the Affordable Care Act could affect revenue generated from these sites.

Some of the provisions of the Affordable Care Act have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the Affordable Care Act such as removing penalties, starting January 1, 2019, for not complying with the Affordable Care Act’s individual mandate to carry health insurance and delaying the implementation of certain Affordable Care Act-mandated fees. Several states sought the repeal of the Affordable Care Act, arguing in part that the individual mandate is not severable from the Affordable Care Act, and that the removal of the individual mandate should invalidate the Affordable Care Act entirely. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the Affordable Care Act are invalid as well. On June 17, 2021, the Supreme Court of the United States ruled on appeal that the plaintiffs lacked standing to challenge the individual mandate and its severability from the Affordable Care Act. Notably, the Supreme Court’s ruling addressed standing and did not discuss the constitutionality of the individual mandate or its severability. The focus of the Supreme Court’s ruling on standing leaves open the opportunity for additional challenges on the same issues which may yet affect the validity of the Affordable Care Act.

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

The Company’s Gamma Knife center in Peru was responsible for obtaining possession and user’s licenses for the Cobalt-60 sources from the Peruvian Regulatory Agencies.  The Company’s Gamma Knife center in Ecuador was responsible for obtaining possession and user’s licenses for the Cobalt-60 sources from the Subsecretaría de Control y Aplicaciones Nucleares (SCAN).  The Company’s stand-alone clinic in in Puebla, Mexico is in the process of obtaining its user license through the Comisión Nacional de Seguridad Nuclear y Salvaguardias (CNSNS).

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

HUMAN CAPITAL RESOURCES

At December 31, 2023, the Company had a workforce of thirteen people on a full-time basis in the United States, thirteen people on a full-time basis in Lima, Peru, and five people on a full-time basis in Guayaquil, Ecuador. None of these employees are subject to a collective bargaining agreement and there is no union representation within the Company. The Company maintains various employee benefit plans and believes that its employee relations are good.

EXECUTIVE OFFICERS OF THE COMPANY

The following table provides current information concerning those persons who serve as executive officers of the Company. The executive officers were appointed by the Board of Directors and serve at the discretion of the Board of Directors.

Name:	Age:	Position:
Raymond C. Stachowiak	65	Executive Chairman of the Board
Peter Gaccione	65	Chief Executive Officer
Craig K. Tagawa	70	President
Robert Hiatt	58	Chief Financial Officer

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

Craig K. Tagawa has served as the President of the Company since October 1, 2020.  Mr. Tagawa was also Chief Operating Officer from February 1999 through September 2022. Mr. Tagawa also served as Chief Financial Officer from January 1992 through October 1995 and from May 1996 to April 2023. Previously a Vice President in such capacity, Mr. Tagawa became a Senior Vice President on February 28, 1993. He is also the Chief Executive Officer and manager of GKF. From September 1988 through January 1992, Mr. Tagawa served in various positions with the Company. Mr. Tagawa currently serves as Chief Financial Officer and Secretary of the Ernest A. Bates Foundation. He received his undergraduate degree from the University of California at Berkeley and his M.B.A. from Cornell University.

Robert Hiatt has served as the Chief Financial Officer of the Company since April 17, 2023. Mr. Hiatt was previously the Chief Financial Officer of AmeriCash Loans, a consumer finance company from October 2007 to December 2022. While at AmeriCash Loans, Mr. Hiatt was responsible for leading the finance team including internal financial reporting, external audit and tax coordination and debt management. From August 2003 to July 2007, Mr. Hiatt served as the Executive Vice President and Chief Financial Officer of United Financial Mortgage Corp, a provider of residential mortgages. Prior to that, Mr. Hiatt was Vice President Finance and Chief Accounting Officer of Novamed, Inc., an operator of ambulatory surgery centers, from September 1997 to August 2003. Mr. Hiatt received his Bachelor’s of Science in Accountancy from Miami University.

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

The Company's revenue sharing is subject to payor mix variability which could negatively impact the Company's revenue and financial results.

The Company’s average reimbursement rate for its revenue sharing and retail customers is dependent on the percentage mix of government associated payors and commercial managed care payors.  Commercial and managed care payors tend to reimburse at a higher level than government payors.  Therefore, a shift in payor mix to a higher level of government payors will reduce the Company’s average reimbursement rate per treatment.

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

There is a limited market for the Gamma Knife, and the market in the United States may be mature. The Company has begun and continued operation at only five new Gamma Knife sites in the United States since 2011. Due to the substantial costs of acquiring a Gamma Knife unit, we must identify medical centers that possess neurosurgery and radiation oncology departments capable of performing a large number of Gamma Knife procedures. There can be no assurance that we will be successful in placing additional units at any sites in the future. In recognition of the Gamma Knife's limited growth opportunity, the Company has expanded its product mix to include LINACs, MR LINACs, PET LINACs and is continuing to market PBRT units, but there can be no assurance that the Company will be successful in placing these products with customers. The Company’s existing contracts with its customers are fixed in length and there can be no assurance that the customers will wish to extend the contract beyond the end of the term.

The Company has incurred debt and may incur additional debt to finance its operations and if the Company is unable to secure additional credit in the future its operations and profits will be negatively impacted.

The Company’s business is capital intensive. On April 9, 2021, the Company and certain of its domestic subsidiaries entered into a five year $22,000,000 credit agreement with Fifth Third, which refinanced its existing domestic Gamma Knife portfolio.  The lease financing previously obtained by Orlando was also refinanced as long-term debt by the Credit Agreement. On January 25, 2024, the Company and Fifth Third entered into the First Amendment which added an additional $2,700,000 term loan. In June 2020, the Company’s wholly-owned subsidiary, HoldCo, entered into the DFC Loan in connection with the acquisition of GKCE. The first tranche of the DFC Loan was funded in June 2020. In October 2023, the second tranche of the DFC Loan was funded in the amount of $1,750,000 to finance its equipment upgrade in Ecuador. The Company’s combined long-term debt, net, totaled $13,125,000 as of December 31, 2023. The Credit Agreement is secured by a lien on substantially all of the assets of the Company and certain of its domestic subsidiaries and the DFC Loan is secured by a lien on GKCE’s assets. The Credit Agreement includes a $7,000,000 Revolving Line available for future projects and general corporate purposes. The Company borrowed $2,500,000 on the Revolving Line as of December 31, 2023, which was paid off in January 2024. Depending on the Company’s financing requirements and market conditions, the Company may seek to finance its operations by incurring additional long-term debt in the future. The Company’s current level of debt may adversely affect the Company’s ability to secure additional credit in the future, and as a result may affect operations and profitability. If a default on debt occurs in the future, the Company’s creditors would have the ability to accelerate the defaulted loan, to seize the Company’s assets with respect to which default has occurred, and to apply any collateral they may have at the time to cure the default.

The Company’s debt agreements contain restrictions that limit its flexibility in operating its business, and the Company may be required to repay the outstanding indebtedness in an event of default, which would have an adverse effect on our business.

The Credit Agreement and the DFC Loan contain various covenants that limit the Company’s ability to engage in specified types of transactions. These covenants subject the Company to various restrictions that limit the Company from, among other activities, creating any unpermitted liens to exist on its assets, incurring additional indebtedness, causing a sale of all or substantially all of its assets, effecting a merger, paying dividends or other distributions on capital stock, redeeming shares of capital stock, engaging in transactions with affiliates, or undertaking lease obligations above certain thresholds

In addition, the Company is obligated to comply with certain financial-reporting requirements, financial ratios, and liquidity and leverage thresholds under certain covenants in its Credit Agreement and DFC Loan. The Company’s ability to meet those financial ratios and tests can be affected by events beyond our control, including prevailing economic, financial market and industry conditions and the Company cannot give assurance that it will be able to satisfy such ratios and tests when required.

A breach of any of these covenants could result in a default under the Credit Agreement and the DFC Loan. Upon the occurrence of an event of default, the lenders could elect to declare the amount outstanding under the Credit Agreement or DFC Loan immediately due and payable. The lenders under the Credit Agreement and the DFC Loan could also exercise their rights to take possession of, and to dispose of, the collateral securing the credit facilities and loans. The Company’s business, financial condition, and results of operations could be materially adversely affected as a result of any of those events. The Company may seek to enter into an extension of the credit and loan agreements or to enter into a new facility or loan agreement with another lender. However, the Company may not be able to extend the term or obtain other debt financing on terms that are favorable to the Company, if at all, and the Company could be subject to additional restrictions on its business operations. If the Company is unable to obtain adequate financing or financing on satisfactory terms when required, the Company’s ability to support its business growth and to respond to business challenges could be significantly impaired, and its business may be harmed.

As of December 31, 2023, HoldCo was not in compliance with all of its debt covenants then in effect pursuant to the DFC Loan. However, on March 28, 2024, the Company obtained a waiver for the covenant non-compliance as of December 31, 2023 (the “DFC Waiver”). The Company expects to be compliant with all of its debt covenants by the end of the fiscal quarter ended March 31, 2024. However, if a waiver from DFC is required in the future for potential non-compliance, DFC may be unwilling to provide a waiver and could, as a result, among other remedies, accelerate the repayment of the debt obligations oustanding under the DFC Loan, which could have a material adverse effect on the Company’s financial condition.

The Company may fail to successfully integrate the interests to be acquired in the RI Acquisition with its existing business in a timely manner, which could have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows, or the Company may fail to realize all of the expected benefits of the RI Acquisition, which could negatively impact the Company’s future results of operations.

The integration of any acquisitions, including the Company’s planned RI Acquisition, requires significant time and resources. A failure by the Company to successfully integrate the businesses, operations, and contractual obligations of the RI Target Companies with the Company’s existing business in a timely manner could have a material adverse effect on the Company’s business, financial condition, cash flows, or results of operations. Acquiring majority interests in the RI Target Companies, assuming obligations under the commercial payor contracts set forth in the IPA, and integrating the businesses of the three turn-key radiation therapy cancer centers that the RI Target Companies operate in Rhode Island involves several risks that could undermine the success and expected benefits of the RI Acquisition. Such risks include but are not limited to the following:

●	the potential difficulty of assimilating the businesses and operations of the RI Target Companies with our existing business and operations;

●

the added costs that could be incurred from coordinating the integration of personnel from diverse business backgrounds and consolidating the corporate and administrative functions of the Company and the RI Target Companies;

●

the potential disruption to our existing operations that could result from the Company expanding into another state and expending time and resources to oversee the RI Target Companies’ operation of their three radiation oncology centers;

●

the added costs and burdens that the Company will incur in connection with obtaining the governmental and regulatory approvals that are necessary to effect the RI Acquisition and to stay regulatorily compliant under Rhode Island law if the RI Acquisition is effected;

●

the diversion of the resources of the Company and the attention of the Company’s management from the Company’s existing operations and business ventures to the operations of the RI Target Companies, which could hinder the performance of the Company and its subsidiaries;

●	the potential management differences that could result from the Company gaining majority interests in the RI Target Companies and taking control from GenesisCare; and

●

the risk of financial loss due to the existing debts and liabilities of the RI Target Companies and the potential need for the Company to expend substantial capital to stabilize the businesses of the RI Target Companies due to any instability created by the GenesisCare bankruptcy, with no guarantee of return on investment.

If the Company is not successful in addressing these risks effectively, the Company’s business and operations could be impaired.

The Company’s cash flow could become insufficient to service its debt due to financial, business, and other factors.

The Company’s ability to make scheduled payments of the principal and interest on its indebtedness depends on the Company’s financial condition and operating performance, which is subject to economic and competitive conditions and to certain financial, business, and other factors. There can be no assurance that the Company will maintain a level of cash flow from operating activities sufficient to permit it to pay the principal of and any interest on its indebtedness. If the Company’s cash flow and capital resources are insufficient to fund its debt obligations, the Company may be forced to delay investments and capital expenditures, to seek additional capital, or to restructure or refinance its indebtedness. There can be no guarantee that those alternative measures will be available, either at all or on terms that are favorable to the Company, or that they will be successful even if available in allowing the Company to meet its debt-service obligations. In the absence of such operating results and resources, the Company could experience liquidity issues, which could force the Company to take alternative measures to satisfy its debt obligations, such as selling assets, restructuring debt, or obtaining additional equity capital on potentially onerous or highly dilutive terms. The Credit Agreement and DFC Loan restrict the Company’s ability to dispose of assets and to use the proceeds from such dispositions, so the Company may be restricted from taking certain measures, such as conducting an asset sale, to meet its debt-service obligations. The ability to refinance indebtedness would also depend on the general state of capital markets and on the Company’s financial condition, neither of which can be predicted at this time.

A small number of customers account for a major portion of our revenues and the loss of any one of these significant customers could have a material adverse effect on the Company's business and results of operations.

A limited number of customers have historically accounted for a substantial portion of the Company’s total revenue, and the Company expects such customer concentration to continue for the foreseeable future. For example, in 2023, one customer in total accounted for approximately 48% of the Company’s revenue. The loss of a significant customer or a significant decline in the business from the Company’s largest customers could have a material adverse effect on the Company’s business and results of operations.

The Company occupies many of its facilities under long-term leases and the Company may not be able to renew its leases at the end of their terms.

The Company leases many of the facilities where it holds its equipment. At the end of the lease term for a facility, the Company may be unable to renew the lease without substantial additional costs, if at all. If we are unable to renew our facility leases, we may be required to relocate or close a facility. Additionally, due to the nature of its radiation equipment, there can be a long lead time to prepare space for holding its equipment and substantial cost involved in moving the equipment should the Company need to change locations.  The failure to be able to obtain leased space when required or the costs of relocation could have a material adverse effect on our business and results of operations.

The market for the Company’s services is competitive and if the Company is not able to compete its business and results of operations could be negatively impacted.

The Company estimates that there are two other companies that actively provide alternative, non-conventional Gamma Knife financing to potential customers. The Company’s relationship with Elekta, the manufacturer of the Leksell Gamma Knife unit, is non-exclusive, and the Company has lost sales to customers that chose to purchase a Gamma Knife unit directly from Elekta. The Company also has several competitors in the financing of proton therapy projects. The Company’s business model differs from its competitors, but there can be no assurances that the Company will not lose placements to its competitors. In addition, the Company may continue to lose future sales to customers purchasing equipment directly from manufacturers. There can be no assurance that the Company will be able to successfully compete against others in placing future units and if the Company is not able to compete its business and results of operations could be negatively impacted.

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

The Company installed a Gamma Knife unit in Lima, Peru in 2017 and acquired a Gamma Knife unit operation in Guayaquil, Ecuador in 2020. The Company’s third international site in Puebla, Mexico is expected to begin treating patients in June 2024. International operations can be subject to exchange rate volatility, which could have an adverse effect on our financial results and cash flows. In addition, international operations can be subject to legal and regulatory uncertainty and political and economic instability, which could result in problems asserting property or contractual rights, potential tariffs, increased compliance costs, increased regulatory scrutiny, foreign customers with longer payment cycles than customers in the United States, potential adverse tax consequences, the inability to repatriate funds to the United States, and the Company’s inability to operate in those locations.

There can be no assurance that the Company’s pending RI Acquisition will close as anticipated, as the closing of the transactions provided for in the IPA are subject to various judicial, regulatory, and contractual contingencies over which the Company has little to no control

The closing of the pending RI Acquisition is contingent upon certain closing conditions, including GenesisCare and the Company entering into a consent agreement with the Rhode Island Department of Health and approval of all equity holders and managers of each RI Target Company. There can be no assurance that the Company and GenesisCare will receive the necessary approvals and consents to effect the RI Acquisition or that such approvals and consents will be delivered. Furthermore, if all of the closing conditions to the RI Acquisition are not met by April 30, 2024, both the Company and GenesisCare have the right to terminate the IPA without completing the RI Acquisition. The Company cannot assure that the pending RI Acquisition will close on our anticipated timeline or at all, or without material adjustment.

Flaws in the Company’s ongoing due-diligence assessment in connection with the equity interests and payor contracts to be acquired in the RI Acquisition could have a significant negative effect on the Company’s financial condition and results of operations.

The Company conducted due diligence when evaluating the RI Acquisition prior to executing the IPA and continues to complete due diligence during the interim period between signing the IPA and closing the RI Acquisition. The process of completing due diligence is expensive and time consuming due to the operations, accounting, finance, and legal professionals who must be involved in the due-diligence process and the fact that such efforts do not always lead to a consummated transaction. The time and costs of the due-diligence process were amplified with respect to the Company’s evaluation of the potential costs and benefits of the RI Acquisition due to the distressed state and bankruptcy of GenesisCare. Despite the thoroughness of the Company’s review, diligence may not reveal all material issues that could affect the Company’s interests in the RI Target Companies if the RI Acquisition is consummated. In addition, factors outside of the Company’s control could later arise. The Company’s failure to identify material issues specific to the business and operations of the RI Target Companies and the liabilities and obligations the Company is assuming upon the assignment of the payor contracts during the Company’s ongoing due-diligence process could negatively impact the Company’s financial condition and results of operations after the closing of the RI Acquisition.

The impact of a pandemic, epidemic, or outbreak of an infection disease, such as COVID-19 and associated economic disruptions, has and may in the future adversely affect the Company’s business operations and financial condition.

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

There is constant change and innovation in the market for highly sophisticated medical equipment. New and improved medical equipment can be introduced that could make the Gamma Knife technology obsolete and that would make it uneconomical to operate. In 2006, Elekta introduced a new model of the Gamma Knife, the Perfexion, which the Company has implemented at all of its domestic sites. The Perfexion can perform procedures faster than previous Gamma Knife models and it involves less health care personnel intervention. In 2015, Elekta introduced the Leksell Gamma Knife Icon ™. The Perfexion is upgradeable to the Icon platforms which has enhanced imaging capabilities allowing for treatment without a head frame and the treatment of larger tumors. In 2022, Elekta introduced an upgrade to the Icon, called the Esprit. Existing model 4(C)s of the Gamma Knife are not upgradeable to the Perfexion model. As of March 1, 2024, two of the Company’s ten Gamma Knife units in the United States are Esprits and eight of the Company’s ten Gamma Knife units are Perfexion models, two of which have the Icon upgrade. The Company’s equipment in Ecuador was upgraded to a Perfexion with Icon in November 2023. The Company’s equipment in Peru is a Model 4(C). The failure to acquire or use new technology and products could have a material adverse effect on our business and results of operations.

Any failure, interruption, or breach in security of the Company’s information technology (“IT”) infrastructure due to a cyber-attack or other security incident could cause the Company to incur financial penalties and losses, reputational damage, and legal liability, which could have a material adverse effect on the Company’s business, financial condition, and results of operations.

The Company’s ability to carry out its internal and external business operations depends in part on an IT infrastructure that includes computer systems, hardware, software, online sites, servers, networks, and other IT products and services, some of which are owned and managed by third-party service providers and suppliers. Although the Company takes steps to safeguard its IT infrastructure, cybersecurity risks are an evolving and pervasive threat to the Company’s business, operations, and financial performance. Security incidents that the Company must protect against include unauthorized access of the Company’s IT systems, breaches of the Company’s data and confidential information, sophisticated malware, advanced phishing and social-engineering ploys, cyber-attacks, and commercial-software vulnerabilities that are integrated into the Company’s or any of its suppliers’ or service providers’ IT systems. While the Company strives to maintain the integrity and confidentiality of its data, systems, and information and to protect it from internal and external cybersecurity threats by taking the preventative measures and abiding by the security protocols identified in “Item 1C. Cybersecurity” below, there is no guarantee that the IT infrastructure developed by the Company and the cybersecurity measures implemented by the Company will be successful in preventing and defending against the evolving and increasingly sophisticated range of cyber incidents that the Company could be exposed to. Furthermore, there can be no assurance that the Company’s cybersecurity risk management strategy and processes will be fully implemented, complied with, or effective in safeguarding the Company’s data, systems, and information.

Any actual compromise of or perceived threat to the Company’s IT systems and infrastructure could cause significant legal and financial exposure for the Company, damage the Company’s reputation, and create adverse publicity, which could adversely affect the Company’s business, operations, and financial condition. Any necessary response to a cyber-attack, which could include analyzing a security incident, patching up security vulnerabilities, notifying individuals affected by the incident, determining the materiality of the incident, disclosing the incident in accordance with any applicable legal and regulatory requirements, and responding to any resulting litigation, could also divert the Company’s resources and attention from its growth operations and business objectives, which could further hinder its operational and financial performance.

Stock Ownership Risk

The trading volume of the Company’s common stock is low

Although the Company’s common stock is listed on the NYSE American, the Company’s common stock has historically experienced low trading volume. Reported average daily trading volume in our common stock for the three-month period ended December 31, 2023 was approximately 10,000 shares. There is no reason to think that a further increase in an active trading market in the Company’s common stock will develop in the future. Limited trading volume subjects the Company’s common stock to greater price volatility and may make it difficult for shareholders to sell their shares in a quantity or at a price that is attractive.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

The Company recognizes the importance of securing its information, devices, and data and the IT systems it relies on to conduct its business. The Company has established its Network, Information, and Data Security Policy Guidelines (the “NIDSP Guidelines”) designed to protect the integrity and confidentiality of data and information belonging to or being exchanged by the Company and its employees, partners, customers, service providers, and suppliers and to safeguard that information and the Company’s IT infrastructure from unauthorized access, use, disclosure, alteration, and destruction.

Risk Management and Strategy

The protections, procedures, and controls set forth in the NIDSP Guidelines demonstrate the Company’s attention to and prioritization of cybersecurity as a component of its overall strategy and system for managing risks. The NIDSP Guidelines include five policies described below, that together define the Company’s strategy and practices for managing cybersecurity threats and mitigating cybersecurity risks.

●

Physical Security Policy (the “PSP”).   The PSP establishes guidelines related to selecting IT operation sites, designating security zones, using, inspecting, and storing IT Assets, designing restricted-access and security controls, and monitoring compliance with safety and security standards. The goal of the PSP is to minimize risks of damage, destruction, unauthorized access, inadvertent disclosure, misuse, loss, or theft of the Company’s IT Assets. In accordance with the PSP, the Company: (i) evaluates IT operation sites based on their susceptibility to natural disasters, crime and theft, and unauthorized access; (ii) requires the use of keycards or biometrics in order to enforce security zones and give users the least amount of access required to do their jobs; (iii) requires systems and devices that store confidential data to be maintained and protected in accordance with the Company’s Confidential Data Policy; and (iv) requires visitors at the Company’s office to complete a sign-in log, wear a visitor badge, and be escorted by a designated employee at all times.

●

Network Security Policy (the “NSP”).  The NSP aims to protect the integrity of the Company’s data by securing the systems and devices that make up the Company’s network infrastructure. Pursuant to the NSP, the Company: (i) enforces strict password-construction criteria for network devices; (ii) requires employees to verify their identities using multi-factor authentication to access internal resources; (iii) maintains and reviews logs from application services, network devices, and critical devices and requires the retention of logs in accordance with the Company’s Retention Policy; (iv) implements and configures firewall technology to filter both inbound and outbound network connections; (v) authorizes the IT Manager to determine the extent and scope of external security testing to be performed; (vi) establishes a software-use policy; and (vii) requires antivirus and anti-malware software to be used and timely patched and updated on any Company-provided devices.

●

Backup Policy.  The Company’s Backup Policy applies to all data stored on Company systems. The Backup Policy specifies the types of data and information considered to be critical to the Company’s operations and thus required to be backed up, establishes a backup schedule that is necessary for successful data recovery, and implements procedures for the off-site rotation, storage, and retention of backups. The Backup Policy also establishes the Company’s data-restoration procedures and mandates the periodic testing of those procedures.

●

Remote Access Policy (the “RAP”).  The RAP defines the Company’s standards for accessing IT resources from outside the Company’s network, such as when an employee is working remotely. Pursuant to the RAP, remote access is only permitted if accomplished through secure, Company-provided means. The Company’s uses remote-access software designed to guard against unauthorized access using traffic encryption during transmission and firewall protections.

●

Confidential Data Policy (the “CDP”).  The CDP governs the handling, storage, transmission, destruction, and protection of confidential data. Pursuant to the CDP, confidential data must be securely stored, removed from common areas, properly marked as confidential data, protected with strong encryption if being transmitted, and destroyed by means that make recovery impossible. Employees who are given access to confidential data are required to immediately notify their supervisor if they suspect any misuse or unauthorized disclosure of confidential information.

The Company’s NIDSP Guidelines and policies apply not only to the Company’s employees and consultants but also to any third parties that access or utilize the Company’s information and systems. Such third parties may include the Company’s service providers, customers, suppliers, contractors, consultants, and any other individuals the Company conducts business with. The IT infrastructure that the Company has developed in accordance with the NIDSP Guidelines is designed to monitor both internal and external cybersecurity risks. The NIDSP Guidelines equip the Company with the tools and systems necessary to recognize, address, and protect against risks associated with its third-party interactions.

Cybersecurity Governance

The Company’s IT Manager and executive team is responsible for the day-to-day management of cybersecurity risks, while the Company’s Board of Directors has responsibility for oversight of risk management.

As part of the Company’s framework for cybersecurity risk oversight and governance, the Company’s network, information, and data-security policies set forth in the NIDSP Guidelines are enforced by the Company’s IT Manager and/or its executive team. The IT Manager is an employee designated by the Company to manage the Company’s security policies and program. The IT Manager is tasked with ensuring that the Company maintains compliance with the Company’s security policies and any applicable security regulations. The IT Manager is responsible for: (i) implementing the Company’s security policies; (ii) disseminating the Company’s security policies to all employees; (iii) establishing a training program for all employees and users covered by the Company’s IT security policy to notify them of the Company’s security policies, train and re-train them to comply with the Company’s IT security program, and educate them on the importance of data security; (iv) performing any ongoing testing or analysis of the Company’s security infrastructure, policies, and procedures; and (v) updating the NSP and any other policies and guidelines as needed to comply with applicable regulations and to stay up to date with the changing IT security landscape.

The IT Manager works closely with the Company’s management and executive team to determine the Company’s IT-related needs, to evaluate the sufficiency of the Company’s data-governance policies and practices, to keep the Company’s management informed of notable cybersecurity-related updates, to review its security-related policies, and to identify ways to strengthen the systems and procedures implemented by the Company to detect, assess, and manage data risks.

In the event of the detection of an actual or suspected cybersecurity incident, the Company's IT Team, lead by the IT Manager, assesses the incident as “minimal”, “low", “moderate” or “high”.  Incidents assessed at a minimal or low risk are reported to Company’s management and the Executive Chairman of the Board and the Executive Chairman of the Board may share this information with the Board. Incidents assessed at a moderate or high risk are reported to Company’s management, the Executive Chairman of the Board, and the Company’s Board of Directors.

Notwithstanding the Company’s cybersecurity-related policies, procedures, and governance framework, the ever-present threat of a cyber-attack, data breach, or other security incident is pervasive. The increasingly sophisticated nature of the tactics used to circumvent IT security safeguards makes cybersecurity threats increasingly difficult to detect and respond to. While the Company does not believe its business strategy, results of operations, or financial condition have been materially adversely affected by any cybersecurity threats or incidents, there is no assurance that the Company will not be materially affected by such threats or incidents in the future. Accordingly, the Company will continue to monitor cybersecurity risks and strive to invest in and strengthen its cybersecurity infrastructure.

ITEM 2. PROPERTIES

The Company’s corporate offices are located at 601 Montgomery Street, Suite 1112, San Francisco, California, where it leases approximately 900 square feet for $4,500 per month with a lease expiration date in November 2024. The Company subleased its prior corporate offices located at Two Embarcadero Center, Suite 410, San Francisco, California, where it leased approximately 3,253 square feet for $22,011 per month. This lease expired in August 2023. The monthly lease expense was offset by sublease income of $16,195. The sublease term was consistent with the existing lease term. The Company owns and operates a stand-alone Gamma Knife facility in Lima, Peru where it leases approximately 1,600 square feet for approximately $8,850 per month on a month-to-month basis. The Company also owns and operates a stand-alone Gamma Knife facility in Guayaquil, Ecuador where it owns 864 square feet of condominium space in an office building and approximately 10,135 of related land and parking spaces.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividend Policy

The Company’s common shares, no par value (the “Common Shares”), are currently traded on the NYSE American. At December 31, 2023, the Company had 6,300,000 issued and outstanding common shares, 146,000 common shares reserved for options, 33,000 unvested restricted stock units, and 123,000 vested, but not issued restricted stock units.

The Company estimates that there were approximately 1,100 beneficial holders of its Common Shares at December 31, 2023.

There were no dividends declared or paid during 2023 and 2022.

Stock Repurchase Program

In 1999 and 2001, the Board of Directors approved resolutions authorizing the Company to repurchase up to a total of 1,000,000 shares of its common stock on the open market from time to time at prevailing prices, and in 2008 the Board of Directors reaffirmed these authorizations. In 2023 and 2022, there were no shares repurchased by the Company. A total of approximately 928,000 shares have been repurchased in the open market pursuant to these authorizations at a cost of approximately $1,957,000.  As of December 31, 2023, there were approximately 72,000 shares remaining under the repurchase authorizations.

Equity Compensation Plans

During 2023, 26,000 restricted stock units, 120,000 shares for executive compensation, and 70,000 options were granted. Additional information regarding our equity compensation plans is incorporated herein by reference from the 2024 Proxy Statement. Also, see Note 8 - Stock-Based Compensation Expense to the consolidated financial statements for additional information.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

American Shared Hospital Services is a leading provider of turn-key technology solutions for stereotactic radiosurgery and advanced radiation therapy equipment and services. The main drivers of the Company’s revenue are numbers of sites, procedure volume, and reimbursement. The Company delivers radiation therapy through medical equipment leasing and direct patient services, its two reportable segments. The medical equipment leasing segment, which we also refer to as the Company’s leasing segment, operates by fee-per-use contracts or revenue sharing contracts where the Company shares in the revenue and operating costs of the equipment.  The Company leases ten Gamma Knife systems and one PBRT system as of December 31, 2023, where a contract exists between the hospital and the Company.  The Company, through GKF, also owns and operates two single-unit Gamma Knife facilities in Lima, Peru and Guayaquil, Ecuador. The Company’s facilities in Peru and Ecuador are considered direct patient services, which we also refer to as the Company’s retail segment, where a contract exists between the Company's facilities and the individual treated at the facility. A summary of the Company’s medical equipment leases and direct patient service sites is set forth in the table below:

Number of Sites

	12/31/2023	12/31/2022
Revenue Sharing	5	6
Fee Per Use	5	6
Medical Equipment Leasing - Gamma Knife	10	12

Medical Equipment Leasing - Proton Bream Radiation Therapy	1	1

Medical Equipment Leasing - Total	11	13

Direct Patient Services ("Retail") - Gamma Knife	2	2

The Company had two contracts expire in the second and third quarters of 2023, respectively.  The Company had a third contract up for renewal in 2023. This lease was extended and the equipment was upgraded to an Esprit during the fourth quarter.  The Company has one customer contract that will expire in November 2024. A summary of the Company’s procedure volumes for fiscal years 2023 and 2022 are set forth in the table below.

Volume

			Increase	Increase
Gamma Knife	12/31/2023	12/31/2022	(Decrease)	(Decrease)
Medical Equipment Leasing - Gamma Knife	824	954	(130)	(13.6)%
Direct Patient Services ("retail") - Gamma Knife	371	332	39	11.7%
Gamma Knife - Total	1,195	1,286	(91)	(7.1)%

PBRT Procedures (medical equipment leasing)	5,369	5,296	73	1.4%

The decrease in Gamma Knife volume, under medical equipment lease, during 2023 was primarily due to the expiration of two contracts in the second and third quarters of 2023, respectively. Same center procedures decreased 4% compared to 2022 due to downtime for the upgrade of two Gamma Knife systems to the Esprit during the third and fourth quarters of 2023. The increase in Gamma Knife volume, under direct patient services, during 2023 was due to improved marketing and physician outreach at the Company’s international locations, offset by downtime to upgrade the Gamma Knife equipment in Ecuador to the Icon. The increase in PBRT volume was due to normal, cyclical fluctuations.

Reimbursement

CMS established a 2024 delivery code reimbursement rate of approximately $7,420 ($7,691 in 2023) for a Medicare Gamma Knife treatment. The approximate CMS reimbursement rates for delivery of PBRT for a simple treatment without compensation for 2024 is $561 ($572 in 2023) and $1,362 ($1,323 in 2023) for simple with compensation, intermediate and complex treatments, respectively.

On September 29, 2020, CMS published a final rule that would have implemented a new mandatory payment model for radiation oncology services delivered to certain Medicare beneficiaries: the RO APM. On August 29, 2022, CMS published a final rule that delayed the start date of the RO APM to a date to be determined through future rulemaking and amended the definition of “model performance period” to provide that the start and end dates of the five-year model performance period will be established by CMS through future rulemaking. If the RO APM had not been delayed, it would have significantly altered CMS’ payment methodology from a fee for service paradigm to a set reimbursement by cancer type methodology for radiation services provided within a 90 day episode of care. Under the RO APM, hospital based and free-standing radiation therapy providers would have been required to participate in the model based on whether the radiation therapy provider is located within a randomly selected core-based statistical area. At this time, it is not clear if the RO APM will be implemented and, if it is implemented, the timing for implementation and in what form it will be implemented.  If a start date for the RO APM is proposed, CMS will provide at least six months’ notice in advance of the proposed start date, and the proposed start date will be subject to public comment.

Pending Acquisition

On November 10, 2023, the Company entered into the IPA with GenesisCare and GC Holdings pursuant to which GenesisCare agreed to sell to the Company its entire equity interest in each of RI Target Companies together with the assignment of certain payor contacts for a purchase price of $2,850,000.  The equity interests to be acquired by the Company under the IPA equates to a 60% interest in each RI Target Company. The RI Target Companies operate three functional radiation therapy cancer centers in Rhode Island. The RI Acquisition is contingent upon certain closing conditions, including Genesis Care and the Company entering into a consent agreement with the Rhode Island Department of Health and approval of all equity holders and managers of each RI Target Company. On March 1, 2024, the Company, GenesisCare and GC Holding entered to a First Amendment to Investment Agreement pursuant to which the parties agreed to extend the date on which a party could terminate the IPA if the closing conditions had not been met from March 10, 2024 to April 30, 2024. The Company anticipates that the closing conditions will be met in April 2024.

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

The most significant accounting policies followed by the Company are presented in Note 2 – Accounting Policies to the consolidated financial statements. These policies along with the disclosures presented in the other consolidated financial statement notes and, in this discussion, and analysis, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of the consolidated financial statement amounts, and the methods, assumptions and estimates underlying those amounts, management has identified revenue recognition and costs of sales for revenue sharing customers, and the salvage value of equipment, and as such the aforementioned could be most subject to revision as new information becomes available. The following are our critical accounting policies in which management’s estimates, assumptions and judgments most directly and materially affect the consolidated financial statements:

Revenue Recognition

The Company recognizes revenues under Accounting Standards Codification (“ASC”) 842 Leases (“ASC 842”) and ASC 606 Revenue from Contracts with Customers (“ASC 606”). The Company delivers radiation therapy through medical equipment leasing (“leasing”) and direct patient services (“retail”). The Company leased ten Gamma Knife systems and one PBRT system as of December 31, 2023. The leasing business operates by fee-per-use contracts or revenue sharing, where the Company shares in the revenue and operating costs of the equipment.  The Company, through GKF, also owns and operates two single-unit Gamma Knife facilities in Lima, Peru and Guayaquil, Ecuador, which provide radiation therapy services directly to the patient, or, retail.

Rental Revenue from Medical Equipment Leasing (“Leasing”)

The Company recognizes leasing revenue under ASC 842 when services have been rendered and collectability is reasonably assured, on either a fee per use or revenue sharing basis. The terms of the contracts do not contain any guaranteed minimum payments. The Company’s lease contracts are typically for a ten-year term and are classified as either fee per use or revenue sharing. Revenue from fee per use contracts is determined by each hospital’s lease agreement with the Company. Revenues are recognized at the time the procedures are performed, based on each hospital’s contracted rate and the number of procedures performed. Under revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital. The amount the Company expects to receive is recorded as revenue and estimated based on historical experience. Revenue estimates are reviewed periodically and adjusted as necessary. Some of the Company’s revenue sharing arrangements also have a cost sharing component and net profit share for the operating costs of the center. The Company receives payment from the hospital at an agreed upon percentage share of the hospital’s reimbursement from third party payors, and the Company is responsible for paying operating costs of the equipment determined primarily based on historical treatment protocols and cost schedules with the hospital. The Company records an estimate of operating costs which are reviewed on a regular basis and adjusted as necessary to more accurately reflect the actual operating costs and profit. The operating costs and estimated net operating profit are recorded as other direct operating costs in the consolidated statement of operations. For the years ended, December 31, 2023 and 2022, the Company recognized leasing revenue of approximately $17,772,000 and $16,655,000 under ASC 842, respectively, of which approximately $10,133,000 and $8,952,000 were for PBRT services, respectively.

Revenue sharing arrangements amounted to approximately 70% and 67% of total revenue for the years ended December 31, 2023 and 2022, respectively. Because the revenue estimates are reviewed on a quarterly basis, any adjustments required for past revenue estimates would result in an increase or reduction in revenue during the current quarterly period.  Payor mix is a significant variable in the Company’s estimate for revenue sharing revenues. Fluctuations in payor mix that may result in a 5% to 10% change in the estimate could increase or decrease revenues as of December 31, 2023, by approximately $113,000 to $226,000.

Direct Patient Services Revenue (“Retail”)

The Company has stand-alone facilities in Lima, Peru and Guayaquil, Ecuador, where a contract exists between the Company’s facilities and the individual patient treated at the facility. Under ASC 606, the Company acts as the principal in this transaction and provides, at a point in time, a single performance obligation, in the form of a Gamma Knife treatment. Revenue related to a Gamma Knife treatment is recognized on a gross basis at the time when the patient receives treatment. There is no variable consideration present in the Company’s performance obligation and the transaction price is agreed upon per the stated contractual rate. GKPeru's payment terms are typically prepaid for self-pay patients and insurance provider payments are paid net 30 days. GKCE’s patient population is primarily covered by a government payor and payments are paid between three and six months, following issuance of invoice. The Company did not capitalize any incremental costs related to the fulfillment of its customer contracts.  Accounts receivable under ASC 606 at December 31, 2023 was $1,626,000. Accounts receivable under ASC 606 at January 1, 2022 and December 31, 2022 was $668,000 and $1,119,000. For the years ended December 31, 2023 and 2022, the Company recognized retail revenues of approximately $3,553,000 and $3,091,000 under ASC 606, respectively.

Equipment Sales

During the year-ended December 31, 2023, the Company completed a sale of equipment to a new customer.  The Company assessed this transaction under ASC 606 and concluded the Company acted as the agent in this transaction and provided, at a point in time, two performance obligations, in the form of an equipment sale of an Icon and Cobalt-60 reload.  The performance obligation to sell, assign, transfer and deliver the equipment to the customer was carried out via Elekta.  Revenue related to the equipment sale is recognized on a net basis when the sale is complete.  The Company recognized net revenue of $200,000 on the sale of equipment for the year-ended December 31, 2023.

Salvage Value on Equipment

Salvage value is based on the estimated fair value of the equipment at the end of its useful life. The Company determines salvage value based on the estimated fair value of the equipment at the end of its useful life. There is no active resale market of Gamma Knife or PBRT equipment, but the Company believes its salvage value estimates were a reasonable assessment of the economic value of the equipment when the contract ends. There is no salvage value assigned to the two Gamma Knife units in Peru or Ecuador.  The Company has not assigned salvage value to its PBRT equipment.

As of April 1, 2021, the Company reduced its estimate for salvage value for nine of its domestic Gamma Knife Perfexion units. As of October 1, 2022, the Company further reduced its estimate for salvage value for one of its domestic Gamma Knife Perfexion units. See Note 3 - Property and Equipment to the consolidated financial statements for further discussion on salvage value.  As of December 31, 2023, the Company had seven domestic Gamma Knife units with salvage value ranging from $140,000 to $300,000. A further change in estimate for salvage value could have an impact on future earnings of the Company.  For example, if the Company determined the salvage value of the existing seven domestic Gamma Knife units should be $0, there could be an annual increase to depreciation expense of approximately $676,000.

Accounting pronouncements issued and not yet adopted - In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) which enhances the disclosure requirements for segment reporting, primarily disclosures around significant segment expenses.  The key provisions of the amendments require disclosure of significant segment expense reviewed by the CODM, require disclosure of an “other” segment category, require disclosure of segment profit or loss and assets for interim periods, clarify and require disclosure of other measurements used by the CODM in assessing segment performance and allocating resources, and require disclosure of the CODM's title and position and explanation of how the CODM assesses segment performance.  ASU 2023-07 is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating ASU 2023-07 to determine the impact it may have on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740) Improvements to Income Tax Disclosures (“ASU 2023-09”) which requires entities, on an annual basis, to disclose: specific categories in the rate reconciliation, additional information for reconciling items that meet a quantitative threshold, the amount of income taxes paid, net of refunds, disaggregated by jurisdiction, income or loss from continuing operations before income tax, income tax expense from continuing operations disaggregated between foreign and domestic, and income tax expense from continuing operations disaggregated by federal, state and foreign.  ASU 2023-09 is effective for annual periods beginning after December 31, 2024.  The Company is currently evaluating ASU 2023-09 to determine the impact it may have on its consolidated financial statements.

2023 Results

For each of the years ended December 31, 2023 and 2022, 84% and 16% of the Company’s revenue was derived from the leasing segment versus the retail segment, respectively.  For the year ended December 31, 2023, 51% of the Company’s revenue was derived from its Gamma Knife business, 48% was derived from its PBRT business and 1% was derived from equipment sales. For the year ended December 31, 2022, 55% of the Company’s revenue was derived from its Gamma Knife business and 45% was derived from its PBRT business.

TOTAL REVENUE

		Increase
(in thousands)	2023	(Decrease)	2022
Total revenue	$21,325	8.0%	$19,746

Total revenue in 2023 increased 8.0% compared to 2022 primarily due to an increase in PBRT revenues and equipment sales during the current year.  Revenues from the Company’s leasing segment increased $1,117,000 in 2023 compared to 2022 due to an increase in PBRT volumes and PBRT average reimbursement, offset slightly by lower Gamma Knife revenues.  Revenues from the Company’s retail segment increased by $462,000 in 2023 compared to 2022 primarily due to an increase in volume.

Gamma Knife Revenue

		Increase
	2023	(Decrease)	2022
Revenue from Gamma Knife (in thousands)	$10,992	1.8%	$10,794
Number of Gamma Knife procedures	1,195	(7.1)%	1,286
Average revenue per procedure	$9,198	9.6%	$8,393

Gamma Knife revenue for 2023 was $10,992,000 compared to $10,794,000 in 2022. Gamma Knife revenue for 2023 increased $198,000 compared to 2022 due to an increase in average reimbursement, offset by lower procedure volume.

The number of Gamma Knife procedures performed in 2023 decreased by 91 compared to 2022 primarily due to the expiration of two contracts in the second and third quarters of 2023. Excluding the two Gamma Knife contracts that expired, Gamma Knife procedures for existing sites increased 1% in 2023 compared to the prior year. The increase in Gamma Knife procedures for existing customer sites was driven by a 12% increase in the Company’s retail segment, partially offset by a 4% decrease in the Company’s Gamma Knife leasing segment in 2023 compared to 2022, respectively.  The increase in Gamma Knife volumes from retail sites was due to improved marketing and physician outreach at the Company’s international locations, partially offset by downtime due to upgrade the Gamma Knife equipment in Ecuador to the Icon.

Revenue per procedure increased by $805 in 2023 compared to 2022. This increase was due to higher reimbursement at the Company’s retail sites, driven by several large reimbursements from commercial payors at a few of the customer sites.

Proton Therapy Revenue

		Increase
	2023	(Decrease)	2022
Revenue from PBRT (in thousands)	$10,133	13.2%	$8,952
Number of PBRT fractions	5,369	1.4%	5,296
Average revenue per fraction	$1,887	11.7%	$1,690

PBRT revenue for 2023 was $10,133,000 compared to $8,952,000 in 2022. The number of PBRT fractions performed in 2023 was 5,369 compared to 5,296 in 2022. Revenue per fraction in 2023 was $1,887 compared to $1,690 in 2022. The increase in PBRT volume was due to the higher utilization of the equipment by the customer. The average reimbursement increased due to a shift in payor mix from Medicare to commercial or other payors, which are reimbursed at a higher amount.

COSTS OF REVENUE

		Increase
(In thousands)	2023	(Decrease)	2022
Total costs of revenue	$11,981	5.4%	$11,364
Percentage of total revenue	56.2%		57.6%

The Company’s costs of revenue, consisting of maintenance and supplies, depreciation and amortization, and other operating expenses (such as insurance, property taxes, sales taxes, marketing costs and operating costs from the Company’s revenue sharing and international sites) increased by $617,000 in 2023 compared to 2022.

Maintenance and supplies and other direct operating costs, related party, as a percentage of total revenue were 13.5% and 15.1% in 2023 and 2022, respectively. Maintenance and supplies and other direct operating costs, related party decreased by $89,000 in 2023 compared to 2022. The decrease in 2023 compared to 2022was primarily due to maintenance for one of the Company’s Gamma Knife contracts that expired in June 2023.

Depreciation and amortization costs as a percentage of total revenue were 23.8% and 23.9% in 2023 and 2022. Depreciation and amortization costs increased $347,000 in 2023 compared to 2022. The increase in 2023 compared to 2022was due to a change in estimate for useful life for one of the Company’s Gamma Knife units.  As of January 1, 2023, the Company reduced its estimated useful life for one of its retail Gamma Knife units. The net effect of the change in estimate made January 1, 2023, for the year ended December 31, 2023, was a decrease in net income of approximately $207,000 or $0.03 per diluted share. This change in estimate also impacts future periods.

Other direct operating costs as a percentage of total revenue were 18.9% and 18.6% in 2023 and 2022, respectively. Other direct operating costs increased by $359,000 in 2023 compared to 2022. The increase in 2023 was primarily due to increased volume and therefore increased operating costs from the retail segment.

SELLING AND ADMINISTRATIVE EXPENSE

		Increase
(In thousands)	2023	(Decrease)	2022

Selling and administrative expense	$7,022	36.5%	$5,145
Percentage of total revenue	32.9%		26.1%

The Company’s selling and administrative costs increased $1,877,000 in 2023 compared to 2022. The increase in 2023 was due to increased staffing in the sales, finance and customer retention areas and approximately $919,000 in fees associated with new business opportunities, including the Company’s pending RI Acquisition.

INTEREST EXPENSE

		Increase
(In thousands)	2023	(Decrease)	2022

Interest expense	$1,112	38.0%	$806
Percentage of total revenue	5.2%		4.1%

The Company’s interest expense increased $306,000 in 2023 compared to 2022. The debt under the Credit Agreement carries a floating interest rate of LIBOR plus 3%.  The increase for the year ended December 31, 2023 was due to an increase in LIBOR compared to the same period of the prior year.

(LOSS) ON WRITE DOWN OF IMPAIRED ASSETS AND ASSOCIATED REMOVAL COSTS

		Increase
(In thousands)	2023	(Decrease)	2022

Loss on write down of impaired assets	$940	*	$—

Percentage of total revenue	4.4%		0.0%

As of December 31, 2023 and 2022, the Company recognized a loss on the write down of impaired assets of $940,000 and $0, respectively.  During the year ended December 31, 2023, the Company recorded an asset removal obligation (“ARO”) for one of the customer contracts that expired during 2023.  An ARO for the second contract that expired during 2023 was recorded and impaired in a prior period. For the ARO recorded during 2023, the Company concluded the related increase to the underlying assets could not be supported by the cash flows of the equipment and therefore the Company recorded a loss on the write-down of the ARO during the three-month period ended June 30, 2023. The Company also reviewed its long-lived assets during the fourth quarter of 2023 and concluded events and circumstances existed that indicated additional impairment existed at a third Gamma Knife site related to the existing equipment. See Note 3 - Property and Equipment to the consolidated financial statements for further discussion on impairment.

INTEREST AND OTHER INCOME

		Increase
(In thousands)	2023	(Decrease)	2022

Interest and other income (loss)	$422	385.1%	$87

Percentage of total revenue	2.0%		0.4%

Interest and other income increased $422,000 in 2023 compared to 2022.  The increases are primarily due to increases in the interest paid on the Company’s cash in 2023 compared to 2022.

INCOME TAX EXPENSE

		Increase
(In thousands)	2023	(Decrease)	2022

Income tax expense	$431	(55.2)%	$963
Percentage of total revenue	2.0%		4.9%
Percentage of income, after net income attributable to non-controlling interests, and before income taxes	41.4%		42.0%

Income tax expense decreased $532,000 in 2023 compared to 2022. The decrease in income tax expense in 2023 was due to lower earnings during 2023, and return-to-provision adjustments arising from foreign tax returns filed during 2022, as well as permanent domestic tax differences recorded in the prior year.

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

NET (LOSS) INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS

		Increase
(In thousands)	2023	(Decrease)	2022

Net (loss) income attributable to non-controlling interests	$(345)	(252.0)%	$227

Percentage of total revenue	(1.6)%		1.1%

Net income attributable to non-controlling interests decreased $572,000 in 2023 compared to 2022. Net income attributable to non-controlling interests represents the pre-tax income earned by the 19% non-controlling interest in GKF, and the pre-tax income or losses of the non-controlling interests in various subsidiaries controlled by GKF. The decrease or increase in net income attributable to non-controlling interests reflects the relative profitability of GKF. The decrease in 2023 compared to 2022 was due to lower pre-tax income for GKF stand-alone operations.

NET INCOME ATTRIBUTABLE TO AMERICAN SHARED HOSPITAL SERVICES

(In thousands,		Increase
except per share amounts)	2023	(Decrease)	2022

Net income attributable to ASHS	$610	(54.1)%	$1,328
Net income per share attributable to ASHS, diluted	$0.10	(52.4)%	$0.21

Net income attributable to American Shared Hospital Services decreased $718,000 in 2023 compared to 2022. Net income for the Company’s retail segment decreased $49,000 in 2023 compared to 2022. The decrease in 2023 compared to 2022 was primarily due to down time for the upgrade of the equipment in Ecuador. Net income for the Company’s leasing segment decreased $669,000 in 2023 compared to 2022. The decrease in 2023 compared to 2022 was due to higher selling and administrative expense to support the Company’s pursuit of new business opportunities as well as higher interest expense, losses on the write-down of impaired equipment and associated removal costs, and the Company’s change in estimate for depreciation.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary liquidity needs are to fund capital expenditures as well as support working capital requirements. In general, the Company’s principal sources of liquidity are cash and cash equivalents on hand and a $7,000,000 revolving line of credit.  As of December 31, 2023, the Company borrowed $2,500,000 on its line of credit, which was paid off in January 2024. The Company had cash and cash equivalents, including restricted cash, of $13,808,000 at December 31, 2023 compared to $12,453,000 at December 31, 2022, an increase of $1,355,000. The Company’s expected primary cash needs on both a short and long-term basis are for capital expenditures, business expansion (including the payment of the purchase price in connection with the RI acquisition), working capital, and other general corporate purposes. The Company believes that its borrowing capacity under its Revolving Line and its access to capital resources are sufficient to continue funding its present operations, to meet its commitments on its existing debt, and to meet its operating capital and funding requirements for the next 12 months from the date of this Annual Report.

Cash Flows

Cash Flows Provided by Operating Activities

Operating activities provided $5,718,000 of cash in 2023, which was driven by net income of $265,000, non-cash charges for depreciation and amortization of $5,165,000, a loss on the write down of impaired assets of $940,000, stock-based compensation expense of $389,000, accretion of deferred issuance costs of $46,000, income taxes payable of $974,000, and changes in prepaids and other assets of $21,000. These increases were offset by net changes in Right-of-Use assets and lease liabilities of $34,000, deferred income taxes of $759,000, changes in payables and other accrued liabilities of $79,000, changes in receivables of $719,000, and changes in related party liabilities of $491,000.

The Company’s trade accounts receivable increased by $542,000 to $4,343,000 at December 31, 2023 from $3,801,000 at December 31, 2022. The number of days revenue (sales) outstanding (“DSO”) in accounts receivable as of December 31, 2023 was 74 days compared to 70 days at December 31, 2022. DSO fluctuates depending on timing of customer payments received and the mix of fee per use versus revenue sharing and retail customers. The revenue sharing and retail sites generally have longer collection periods than fee per use sites.

Cash Flows Used in Investing Activities

Investing activities used $6,273,000 of cash in 2023, due to payments made towards the purchase of property and equipment.  During 2023, the Company completed one Esprit upgrade and began a second Esprit upgrade at existing customer sites, and predominantly completed the installation of a LINAC at it’s new site in Puebla, Mexico.  The Company amended its Credit Agreement to include financing for the LINAC equipment in in January 2024.

Cash Flows Provided by (Used in) Financing Activities

Financing activities provided $1,910,000 of cash during 2023, which was driven by long-term debt financing from the second tranche of the DFC Loan of $1,750,000 and net borrowings on the Revolving Line of $2,500,000.  These increases were offset by payments on long-term debt of $2,129,000, debt issuance costs of $9,000 and payments on short-term financing of insurance premiums of $202,000.

Working Capital

The Company had working capital at December 31, 2023 of $9,677,000 compared to working capital of $13,548,000 at December 31, 2022. The $3,871,000 decrease in net working capital was primarily due to a decrease in cash driven by payments for equipment that the Company financed subsequent to year-end. The Company paid substantially all of the project invoices for the Puebla equipment during 2023. On January 25, 2024, the Company amended the Credit Agreement to include financing for the LINAC equipment in Puebla totaling $2,700,000. See Note 5 - Long-Term Debt to the consolidated financial statements for more information.

The Company, in the past, has secured financing for its Gamma Knife and radiation therapy units. The Company has secured financing for its projects from several lenders and anticipates that it will be able to secure financing on future projects from these or other lending sources, but there can be no assurance that financing will continue to be available on acceptable terms.

Long-Term Debt

On April 9, 2021, the Company and certain of its domestic subsidiaries entered into a five year $22,000,000 credit agreement with Fifth Third Bank, N.A., which refinanced its existing domestic Gamma Knife portfolio.  The lease financing previously obtained by Orlando was also refinanced as long-term debt by the Credit Agreement. The Credit Agreement includes three loan facilities: (1) a $9,500,000 term loan (the “Term Loan”), which was used to refinance the domestic Gamma Knife debt and finance leases and the associated closing costs; (2) a $5,500,000 delayed draw term loan (the “DDTL”), which was used to refinance the Company’s PBRT finance leases and associated closing costs and to provide additional working capital for the Company; and (3) a $7,000,000 revolving line of credit (the “Revolving Line”), which is available for the Company’s future projects and general corporate purposes. The Company borrowed $2,500,000 under the Revolving Line as of December 31, 2023, which the Company repaid in January 2024. The Credit Agreement is 48% amortized over a 58-month period with a balloon payment upon maturity and is secured by a lien on substantially all of the assets of the Company and certain of its domestic subsidiaries. The Revolving Loan, the Term Loan, and the DDTL will mature on April 9, 2026 unless accelerated due to the occurrence of certain events specified in the Credit Agreement. The Revolving Line is charged an unused line fee of 0.25% per annum. The Term Loan and DDTL have interest and principal payments due quarterly. Principal amortization on an annual basis for the Term Loan and DDTL equates to 48% of the original principal loan commitments in years one through five and an end of term payment of the remaining principal balance.

On January 25, 2024, the, the Company entered into a First Amendment to Credit Agreement with Fifth Third which amended the Credit Agreement to add the Supplemental Term Loan, a new term loan in the aggregate principal amount of $2,700,000. The proceeds of the Supplemental Term Loan were advanced in a single borrowing on January 25, 2024, and were used to finance capital expenditures that the Company paid cash for during 2023 for its operations in Puebla, Mexico and other related transaction costs. The Supplemental Term Loan will mature on January 25, 2030, unless accelerated due to the occurrence of certain events specified in the Credit Agreement. Interest on the Supplemental Term Loan is payable monthly during the initial twelve month period following the First Amendment Effective Date. Following such twelve month period, the Company is required to make equal monthly payments of principal and interest to fully amortize the amount outstanding under the Supplemental Term Loan by the Maturity Date. The Supplemental Term Loan is secured by a lien on substantially all of the assets of the Company and certain of its domestic subsidiaries. The First Amendment also replaces the LIBOR-based rates in the Credit Agreement with SOFR-based rates. Pursuant to the First Amendment, advances under the Credit Agreement bear interest at a floating rate per annum equal to SOFR plus 3.00%, subject to a SOFR floor of 0.00%.

As of December 31, 2023, the Company was subject to customary covenants under the Credit Agreement which included, among other covenants and obligations, a minimum fixed charge coverage ratio of 1.25 to 1.0 and a total funded debt to EBITDA ratio of 3.0 to 1.0 (tested on a trailing twelve-month basis at the end of each fiscal quarter), along with an annual clean-up covenant that requires the Company to cause the outstanding principal balance under the Revolving Loan to be less than $3,500,000 for at least 30 consecutive days during each calendar year (the “Credit Agreement Covenants”). The Company was in compliance with the Credit Agreement Covenants as of December 31, 2023.

The Company’s acquisition of GKCE and the Gamma Knife Esprit in Ecuador is financed with DFC. The loan entered into with DFC in June 2020 was obtained through the Company's wholly-owned subsidiary, HoldCo, and is guaranteed by GKF. The DFC Loan is secured by a lien on GKCE’s assets. The first tranche of the DFC Loan was funded in June 2020. In October 2023, the second tranche of the DFC Loan was funded in the amount of $1,750,000 to finance its equipment upgrade in Ecuador. The amount outstanding under the first tranche of the DFC Loan is payable in 29 quarterly installments with a fixed interest rate of 3.67%. The amount outstanding under the second tranche of the DFC Loan is payable in 16 quarterly installments with a fixed interest rate of 7.49%. The Company’s loan with DFC also contains customary covenants and representations, which, following the funding of the second Tranche, the Company was not in compliance with as of  December 31, 2023.  The Company obtained a waiver for the covenants for December 31, 2023.

The DFC Loan contains customary covenants among other covenants and obligations, requirements that the Company maintain certain financial ratios related to liquidity and cash flow as well as depository requirements.  On March 28, 2024 the Company received a waiver and amendment from DFC for certain covenants as of December 31, 2023 and through December 31, 2024 and amended other covenants and definitions permanently. The Company expects to be in compliance with all debt covenants pursuant to the DFC Loan as amended and waived at March 31, 2024.

If the Company fails to comply with the Credit Agreement Covenants or the DFC Loan Covenants, the Company’s credit commitments could be terminated and the principal of any outstanding borrowings, together with any accrued but unpaid interest, under the Credit Agreement or the DFC Loan could be declared immediately due and payable. Furthermore, The lenders under the Credit Agreement and the DFC Loan could also exercise their rights to take possession of, and to dispose of, the collateral securing the credit facilities and loans and could take any additional remedies upon default as set forth in each such agreement.

The Company’s combined long-term debt, net, totaled $13,125,000 as of December 31, 2023. See Note 5 - Long Term Debt to the consolidated financial statements for additional information.

Commitments

As of December 31, 2023, the Company had commitments to purchase and install Gamma Knife and LINAC equipment totaling $15,925,000. There are no significant cash requirements, pending financing, for these commitments in the next 12 months. There can be no assurance that financing will be available for the Company’s current or future projects, or at terms that are acceptable to the Company.  However, the Company currently has cash on hand of $13,808,000 and a line of credit of $7,000,000 to fund these projects.

The Company also had commitments to service these various equipment commitments totaling $14,805,000. The Gamma Knife and certain other service contracts are paid monthly, as service is performed. The Company believes that cash flow from operations, cash on hand and its line of credit will be sufficient to cover these payments.  See Note 10 - Commitments and Contingencies to the consolidated financial statements for further discussion on commitments.

The Company’s commitments to purchase a second and third PBRT unit expired in January 2024.

Related Party Transactions

The Company’s Gamma Knife business is operated through its 81% indirect interest in its GKF subsidiary. The remaining 19% of GKF is owned by a wholly owned U.S. subsidiary of Elekta, which is the manufacturer of the Gamma Knife. Since the Company purchases its Gamma Knife units from Elekta, there are significant related party transactions with Elekta such as equipment purchases, commitments to purchase and service equipment, and costs to de-install and maintain the equipment.

The following summarizes related party activity for the years ended December 31, 2023 and 2022:

	December 31,
	2023	2022
Equipment purchases and de-install costs	$6,918,000	$1,844,000
Costs incurred to maintain equipment	851,000	1,094,000
Total related party transactions	$7,769,000	$2,938,000

The Company also had related party commitments to install three Esprit upgrades, one Cobalt-60 reload, purchase one MR LINAC, purchase one Gamma Plan workstation, and service the related equipment. The Company also has two commitments to de-install Gamma Knife units at existing customer sites. Total related party commitments were $18,968,000 as of December 31, 2023.

Related party liabilities on the consolidated balance sheets consist of the following as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Accounts payable and other accrued liabilities	$1,961,000	$497,000

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

Our Executive Chairman of the Board and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e)) of the Exchange Act) as of the end of the period covered by this annual report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment management believes that, as of December 31, 2023, the Company’s internal control over financial reporting is effective based on those criteria.

(c)	Changes in internal controls over financial reporting.

Our Executive Chairman of the Board and our Chief Financial Officer have evaluated the changes to the Company’s internal control over financial reporting that occurred during our last fiscal quarter ended December 31, 2023, as required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2024 Annual Meeting of Shareholders (the “2024 Proxy Statement”). Information regarding executive officers of the Company, included herein under the caption “Executive Officers of the Company” in “Part I, Item 1. Business” above, is incorporated herein by reference.

Information concerning the identification of our standing audit committee required by this Item is incorporated by reference from the 2024 Proxy Statement.

Information concerning our audit committee financial experts required by this Item is incorporated by reference from the 2024 Proxy Statement.

Information concerning compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference from the 2024 Proxy Statement.

We have adopted a Code of Ethics that is available on our website at www.ashs.com. The information on our website is not part of this report. You may also request a copy of this document free of charge by writing our Corporate Secretary.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item is incorporated herein by reference from the 2024 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated herein by reference from the 2024 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated herein by reference from the 2024 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the section entitled “Ratification of the Appointment of Our Independent Registered Public Accounting Firm” in our Proxy Statement for the 2024 Annual Meeting of Stockholders.

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

			10-Q 001-08789	10.18b	11/15/2010

10.2e		Third Amendment to Lease Agreement for a Gamma Knife Unit (Perfexion Upgrade) dated June 1, 2020 between GK Financing, LLC and Methodist Healthcare System of San Antonio, Ltd., d/b/a Southwest Texas Methodist Hospital	10-Q 001-08789	10.4	5/12/2023

10.2f	*	Fourth Amendment to Lease Agreement for a Gamma Knife Unit (Esprit Upgrade) dated July 28, 2023 between GK Financing, LLC and Methodist Healthcare System of San Antonio, Ltd., L.L.P. (f/k/a Methodist Healthcare System of San Antonio, Ltd.) d/b/a Southwest Texas Methodist Hospital.

10.4		Purchased Services Agreement (for a Gamma Knife Unit) dated as of November 19, 2008 between GK Financing, LLC and Kettering Medical Center.	10-Q 001-08789	10.1	8/11/2016

10.4a		First Amendment to Purchased Services Agreement (for a Gamma Knife Unit) dated as of June 11, 2009 between GK Financing, LLC and Kettering Medical Center.	10-Q 001-08789	10.1a	8/11/2016

10.4b	#	Second Amendment to Purchased Services Agreement (for a Gamma Knife Unit) dated as of February 27, 2014 between GK Financing, LLC and Kettering Medical Center.	10-K 001-08789	10.21c	4/1/2015

10.4c	#	Third Amendment to Purchased Services Agreement (for a Gamma Knife Unit) dated as of March 28, 2019 between GK Financing, LLC and Kettering Medical Center	10-Q 001-08789	10.1	11/7/2019

10.4d	#	Fourth Amendment to Purchased Services Agreement dated April 20, 2021 between GK Financing, LLC and Kettering Medical Center.	10-Q 001-08789	10.1	8/14/2023

10.4e		Fifth Amendment to Purchased Services Agreement dated May 1, 2023 between GK Financing, LLC and Kettering Medical Center.	10-Q 001-08789	10.2	8/14/2023

10.10		Lease Agreement for a Gamma Knife Unit dated as of November 1, 1999 between GK Financing, LLC and Jackson HMA, Inc. d/b/a Central Mississippi Medical Center.	10-K 001-08789	10.10	3/30/2016

10.10a		Addendum to Lease Agreement for a Gamma Knife Unit dated as of November 1, 1999 between Jackson HMA, Inc. dba Central Mississippi Medical Center and GK Financing, LLC.	10-Q 001-08789	10.34	8/10/2001

10.10b	#	Addendum Two to Lease Agreement for a Gamma Knife Unit dated as of November 6, 2006 between GK Financing, LLC and Jackson HMA, Inc. d/b/a Central Mississippi Medical Center.	10-K 001-08789	10.51	4/2/2007

10.10c		Amendment Three to Lease Agreement for a Gamma Knife Unit dated as of February 23, 2010 between GK Financing, LLC and Jackson HMA, LLC d/b/a Central Mississippi Medical Center.	10-K 001-08789	10.10c	3/30/2016

10.10d		Amendment Four to Lease Agreement for a Gamma Knife Unit dated as of May 1, 2019 between GK Financing, LLC and Jackson HMA, LLC d/b/a Central Mississippi Medical Center.	10-Q 001-08789	10.1	5/11/2020

10.11		Lease Agreement for a Gamma Knife Unit dated as of February 18, 2000 between GK Financing, LLC and OSF HealthCare System.	10-K 001-08789	10.11	3/30/2016

10.11a		Addendum to Lease Agreement for a Gamma Knife Unit dated as of April 13, 2007, between GK Financing, LLC and OSF Healthcare System.	10-Q 001-08789	10.2	8/11/2016

10.11b		Addendum Two to Lease Agreement for a Gamma Knife Unit dated as of October 31, 2012 between GK Financing, LLC and OSF Healthcare System.	10-Q 001-08789	10.2a	8/11/2016

10.11c	#	Addendum Three to Lease Agreement for a Gamma Knife Unit dated as of June 7, 2016 between GK Financing, LLC and OSF Healthcare System.	10-Q 001-08789	10.2b	8/11/2016

10.11d		Addendum Four to Lease Agreement for a Gamma Knife Unit dated as of February 6, 2020 between GK Financing, LLC and OSF Healthcare System.	10-K 001-08789	10.11d	4/6/2021

10.11e	#	Addendum Five to Lease Agreement for a Gamma Knife Unit dated as of April 28, 2021 between GK Financing, LLC and OSF Healthcare System.	10-K 001-08789	10.11e	3/30/2022

10.13		Equipment Lease Agreement (for a Gamma Knife Unit) dated as of February 13, 2003 between GK Financing, LLC and AHS Albuquerque Regional Medical Center, LLC.	10-K 001-08789	10.13	3/30/2016

10.13a	#	Amendment to Equipment Lease Agreement (Perfexion Upgrade) dated as of April 8, 2011 between GK Financing, LLC and Lovelace Health System, Inc., d/b/a Lovelace Medical Center.	10-Q 001-08789	10.62	8/15/2011

10.13b		Assignment and Assumption of Purchase and License Agreement dated as of February 2, 2011 between Elekta, Inc., GK Financing, LLC and Albuquerque GK Equipment, LLC.	10-Q 001-08789	10.62a	8/15/2011

10.13c	#	Icon Upgrade and Amendment Two to Equipment Lease Agreement for a Gamma Knife Unit dated as of October 15, 2019 between GK Financing, LLC and Lovelace Health System, Inc., d/b/a Lovelace Medical Center.	10-Q 001-08789	10.1	11/13/2020

10.13d	*	Amendment Three to Equipment Lease Agreement dated as of November 9, 2023 between GK Financing, LLC and Lovelace Health System, LLC d/b/a Lovelace Medical Center.

10.14		Equipment Lease Agreement (for a Gamma Knife Unit) dated as of March 21, 2003 between GK Financing, LLC and Northern Westchester Hospital Center.	10-K 001-08789	10.14	3/30/2016

10.14a	#	Amendment to Equipment Lease Agreement (Perfexion Upgrade) dated as of June 8, 2012 between GK Financing, LLC and Northern Westchester Hospital Center.	10-Q 001-08789	10.46a	8/14/2013

10.14b	#	Amendment Two to Equipment Lease Agreement (Reload) dated as of October 7, 2020 between GK Financing, LLC and Northern Westchester Hospital Association.	10-Q 001-08789	10.1	5/13/2021

10.16	#	Purchased Services Agreement (for a Gamma Knife Unit) dated as of March 5, 2008 between GK Financing, LLC and USC University Hospital, Inc.	10-Q 001-08789	10.57	5/14/2008

10.16a	#	First Amendment to Purchased Services Agreement (for a Gamma Knife Unit) dated as of April 1, 2009 between GK Financing, LLC and University of Southern California.	10-Q 001-08789	10.57a	8/14/2009

10.16b	#	Second Amendment to Purchased Services Agreement (for a Gamma Knife Unit) dated as of October 1, 2013 between GK Financing, LLC and University of Southern California.	10-Q 001-08789	10.57b	8/14/2014

10.16c		Third Amendment to Purchased Services Agreement dated as June 30, 2020 between GK Financing, LLC and University of Southern California.	10-Q 001-08789	10.2	11/13/2020

10.16d		Fourth Amendment to Purchased Services Agreement dated as of July 28, 2021 between GK Financing, LLC and University of Southern California.	10-Q 001-08789	10.1	11/10/2021

10.18	#	Leksell Gamma Knife Perfexion Purchased Services Agreement dated as of August 5, 2011 between Jacksonville GK Equipment, LLC and St. Vincent’s Medical Center, Inc.	10-K 001-08789	10.63	3/30/2012

10.18a	#	First Amendment to the Leksell Gamma Knife Perfexion Purchased Services Agreement dated as of October 10, 2011 between Jacksonville GK Equipment, LLC and St. Vincent’s Medical Center, Inc.	10-K 001-08789	10.63a	3/30/2012

10.19	#	Leksell Gamma Knife Perfexion Purchased Services Agreement dated as of January 19, 2012 between GK Financing, LLC and Sacred Heart Health System, Inc.	10-Q 001-08789	10.65	5/15/2013

10.20	#	Leksell Gamma Knife Perfexion Purchased Services Agreement dated as of March 27, 2014 between GK Financing, LLC and PeaceHealth doing business through its operating division PeaceHealth Sacred Heart Medical Center at RiverBend.	10-K 001-08789	10.67	4/1/2015

10.20a		Amendment One to Leksell Gamma Knife Perfexion Purchased Services Agreement dated as of March 27, 2014 between GKF Financing, LLC and PeaceHealth Sacred Heart Medical Center at Riverbend.	10-Q 001-08789	10.2	5/13/2021

10.20b	*	Amendment Two to Leksell Gamma Knife Perfexion Purchased Services Agreement dated as of January 19, 2024 between GKF Financing, LLC and PeaceHealth Sacred Heart Medical Center at RiverBend,

10.21	#	Equipment Lease Agreement (for a Gamma Knife Unit) dated as of February 21, 2017 between Bryan Medical Center, and GK Financing, LLC.	10-Q 001-08789	10.1	11/13/2017

10.21a	#	First Amendment to Equipment Lease Agreement (for a Gamma Knife unit) dated as of February 14, 2018 between Bryan Medical Center and GK Financing, LLC	10-Q 001-08789	10.1	5/10/2018

10.22	#	Proton Beam Radiation Therapy Lease Agreement dated as of October 18, 2006 between American Shared Hospital Services and Orlando Regional Healthcare System, Inc.	10-Q 001-08789	10.3	8/11/2016

10.22a	#

Amendment One to Proton Beam Radiation Therapy Lease Agreement dated as of August 12, 2012 between American Shared Hospital Services and Orlando Health, Inc., formerly known as Orlando Regional Healthcare System, Inc.

			10-Q 001-08789	10.3a	8/11/2016

10.23a	#	Equipment Lease Agreement (for a Gamma Knife Unit) dated as of May 8, 2018 between The Methodist Hospitals, Inc. and GK Financing, LLC	10-Q 001-08789	10.1	5/13/2019

10.23b	*	First Amendment to Lease Agreement for a Gamma Knife Unit (Perfexion on site upgrade to Elekta Esprit) dated as of April 18, 2023 between The Methodist Hospitals, Inc. and GK Financing, LLC.

10.23c	*	Second Amendment to Lease Agreement for a Gamma Knife Unit (Cobalt-60 Reload) dated as of June 13, 2023 between The Methodist Hospitals, Inc. and GK Financing, LLC.

10.24	•	American Shared Hospital Services Incentive Compensation Plan as Amended and Restated effective June 25, 2021	8-K 001-08789	10.1	7/1/2021

10.25	•	Form of Indemnification Agreement between American Shared Hospital Services and members of its Board of Directors.	10-K 001-08789	10.26	3/30/2016

10.26	•	Form of American Shared Hospital Services Incentive Compensation Plan Performance Share Award Agreement.	10-K 001-08789	10.25	3/27/2017

10.27	•	Form of American Shared Hospital Services Incentive Compensation Plan Restricted Stock Unit Issuance Agreement.	10-Q 001-08789	10.2	5/12/2023

10.28	•	Form of American Shared Hospital Services Incentive Compensation Plan Notice of Grant of Incentive Stock Option.	10-Q 001-08789	10.3	5/12/2023

10.29	•	Offer Letter between the Company and Mr. Raymond C. Stachowiak dated April 22, 2020	8-K 001-08789	99.1	4/22/2020

10.30	•	Offer Letter between the Company and Peter Gaccione dated August 26, 2022.	8-K 001-08789	10.1	9/1/2022

10.31	•	Offer Letter between the Company and Robert Hiatt dated April 12, 2023.	8-K 001-08789	10.1	4/18/2023

10.32a		Credit Agreement dated as of April 9, 2021 among the Company, PBRT Orlando, LLC and GK Financing, LLC as the initial co-Borrowers, and American Shared Radiosurgery Services as the initial additional Loan Party and Fifth Third Bank, National Association, as Lender.	8-K 001-08789	10.1	4/15/2021

10.32b		First Amendment to Credit Agreement dated as of January 25, 2024 among the Company, PBRT Orlando, LLC and GK Financing, LLC as the Borrowers, American Shared Radiosurgery Services as a Loan Party and Fifth Third Bank, National Association, as Lender.	8-K 001-08789	10.1	1/31/2024

10.33a		Investment Agreement dated as of November 10, 2023 between GenesisCare USA, Inc., GenesisCare USA Holdings, Inc., and the Company.	8-K 001-08789	10.1	11/16/2023

10.33b	*	First Amendment to Investment Agreement dated as of March 1, 2024 between the Company, GenesisCare USA, Inc., and GenesisCare USA Holdings, Inc.

21.1	*	Subsidiaries of the Company

23.1	*	Consent of Independent Registered Public Accounting Firm

31.1	*	Certification of Principal Executive Officer pursuant to Rule 13a-14a/15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Principal Financial Officer pursuant to Rule 13a-14a/15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	ǂ	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	*	American Shared Hospital Services Compensation Recoupment Policy, effective October 2, 2023.

101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline Instance XBRL contained in Exhibit 101

	*	Filed herewith.
	ǂ	Furnished herewith.
#

As permitted by Regulation S-K, Item 601(b)(10)(iv) of the Securities Exchange Act of 1934, as amended, certain confidential portions of this exhibit have been redacted from the publicly filed document. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request. Omitted information has been replaced with asterisks.

	•	Indicates management compensatory plan, contract, or arrangement.

ITEM 16. FORM 10-K SUMMARY

The optional summary in Item 16 has not been included in this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SHARED HOSPITAL SERVICES
(Registrant)

April 1, 2024	By:	/s/ Raymond C. Stachowiak
Raymond C. Stachowiak
Executive Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raymond C. Stachowiak	Executive Chairman of the Board (principal executive officer)	April 1, 2024
Raymond C. Stachowiak

/s/ Daniel G. Kelly Jr.	Director	April 1, 2024
Daniel G. Kelly JR.

/s/ Kathleen Miles	Director	April 1, 2024
Kathleen Miles

/s/ Vicki L. Wilson	Director	April 1, 2024
Vicki L. Wilson

/s/ Robert L. Hiatt	Chief Financial Officer	April 1, 2024
Robert L. Hiatt	(principal financial officer and principal accounting officer)

AMERICAN SHARED HOSPITAL SERVICES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

and

CONSOLIDATED FINANCIAL STATEMENTS

AS OF December 31, 2023 and 2022,

and

FOR THE YEARS THEN ENDED

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

American Shared Hospital Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Shared Hospital Services, Inc. (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Rental Revenue from Medical Equipment Leasing – Estimates of Reimbursement Rates

As described in Note 2 in the Company’s consolidated financial statements, the Company has rental revenue from medical equipment leasing on either a fee per use or revenue sharing basis that are recognized under Accounting Standards Codification 842, Leases. Under revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital. Under fee per use arrangements, the Company receives payment from the hospital as determined by each hospital’s lease agreement with the Company.

We identified management’s estimates of reimbursement rates to record rental revenue from medical equipment leasing and related accounts receivable, as a critical audit matter.  Rental revenue from medical equipment leasing and related accounts receivable involves significant judgment and estimation, including measurement uncertainty, by management based on the estimates and assumptions used and are subject to adjustments based on actual reimbursements received by the Company. In turn, auditing management’s judgments and estimates related to rental revenue from medical equipment leasing and related accounts receivable involved a high degree of subjectivity, as they are based on estimates of reimbursement rates.

The primary procedures we performed to address this critical audit matter included:

●

Obtaining management’s reconciliation of rental revenue from medical equipment leasing and accounts receivable by site and agreeing management’s reconciliation to supporting documentation related to the estimated reimbursement rates used in the calculation.

●	Testing the completeness, accuracy, and relevance of the underlying data of the system-generated reports used by management.

●

Obtaining third party confirmations, confirming the number of procedures, payment dates and amounts paid, and reconciling confirmed amounts to management’s reconciliation, to validate the approximate rate per procedure.

●

Testing subsequent cash receipts and evaluating the reasonableness of management’s estimates through a look-back analysis over rental revenue from medical equipment leasing as compared to accounts receivable balances previously recognized.

●

Developing an independent expectation of reimbursement rates per procedure based on historical trends, procedures, and payment amounts received through confirmation directly with the hospital and comparing to management’s estimates.

/s/ Moss Adams LLP

San Francisco, California

April 1, 2024

We have served as the Company’s auditor since 2000.

AMERICAN SHARED HOSPITAL SERVICES CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,690,000	$12,335,000
Restricted cash	118,000	118,000
Accounts receivable, net of allowance for credit losses of $100,000 At December 31, 2023 and December 31, 2022	4,343,000	3,801,000
Other receivables	504,000	327,000
Prepaid maintenance	1,275,000	1,245,000
Prepaid expenses and other current assets	526,000	897,000

Total current assets	20,456,000	18,723,000

PROPERTY AND EQUIPMENT, net	25,844,000	23,467,000
LAND	19,000	19,000
GOODWILL	1,265,000	1,265,000
INTANGIBLE ASSETS	78,000	78,000
RIGHT OF USE ASSETS, net	57,000	317,000
OTHER ASSETS	443,000	87,000
TOTAL ASSETS	$48,162,000	$43,956,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$315,000	$230,000
Employee compensation and benefits	757,000	735,000
Other accrued liabilities	1,226,000	1,544,000
Related party liabilities	1,961,000	497,000
Asset retirement obligations, related party (includes $250,000 and $120,000 non-related party at December 31, 2023 and 2022, respectively)	650,000	360,000
Income taxes payable	1,229,000	255,000
Current portion of lease liabilities	57,000	292,000
Line of credit	2,500,000	—
Current portion of long-term debt, net	2,084,000	1,262,000

Total current liabilities	10,779,000	5,175,000

LONG-TERM LEASE LIABILITIES, less current portion	—	59,000
LONG-TERM DEBT, net, less current portion	11,041,000	12,205,000
DEFERRED REVENUE, less current portion	—	70,000
DEFERRED INCOME TAXES	63,000	822,000

TOTAL LIABILITIES	21,883,000	18,331,000
COMMITMENTS AND CONTINGENCIES (See Note 10)
SHAREHOLDERS’ EQUITY
Common stock
Common stock, no par value (10,000,000 authorized shares; Issued and outstanding shares – 6,300,000 at December 31, 2023 and 6,184,000 at December 31, 2022	10,763,000	10,763,000
Additional paid-in capital	8,232,000	7,843,000
Retained earnings	3,629,000	3,019,000
Total equity- American Shared Hospital Services	22,624,000	21,625,000
Non-controlling interests in subsidiaries	3,655,000	4,000,000
Total shareholders’ equity	26,279,000	25,625,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$48,162,000	$43,956,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED December 31,
	2023	2022

Revenues:
Rental revenue from medical equipment leasing	$17,772,000	$16,655,000
Direct patient services revenue	3,353,000	3,091,000
Equipment sales, net	200,000	—
	21,325,000	19,746,000
Costs of revenue:
Maintenance and supplies	2,032,000	1,878,000
Depreciation and amortization	5,073,000	4,726,000
Other direct operating costs	4,025,000	3,666,000
Other direct operating costs, related party	851,000	1,094,000
	11,981,000	11,364,000
Gross margin	9,344,000	8,382,000

Selling and administrative expense	7,022,000	5,145,000
Interest expense	1,112,000	806,000
Loss on write down of impaired assets and associated removal costs	940,000	—

Operating income	270,000	2,431,000

Interest and other income, net	426,000	87,000
Income before income taxes	696,000	2,518,000
Income tax expense	431,000	963,000

Net income	265,000	1,555,000

Less (plus): net loss (income) attributable to non-controlling interests	345,000	(227,000)
Net income attributable to American Shared Hospital Services	$610,000	$1,328,000

Net income per share attributable to American Shared Hospital Services:
Earnings per common share - basic	$0.10	$0.21
Earnings per common share - diluted	$0.10	$0.21

Weighted average common shares for basic earnings per share	6,358,000	6,297,000
Weighted average common shares for diluted earnings per share	6,393,000	6,303,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	YEARS ENDED December 31, 2023 and 2022
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Sub-Total ASHS	Non-controlling Interests in Subsidiaries	Total
Balances at December 31, 2021	6,049,000	$10,758,000	$7,444,000	$1,691,000	$19,893,000	$4,346,000	$24,239,000
Stock-based compensation expense	—	—	399,000	—	399,000	—	399,000
Options exercised	3,000	5,000	—	—	5,000	—	5,000
Vested restricted stock awards	132,000		—	—	—	—	—
Cash distributions to non-controlling interests	—	—	—	—	—	(573,000)	(573,000)
Net income	—	—	—	1,328,000	1,328,000	227,000	1,555,000
Balances at December 31, 2022	6,184,000	10,763,000	7,843,000	3,019,000	21,625,000	4,000,000	25,625,000
Stock-based compensation expense	—	—	389,000	—	389,000	—	389,000
Vested restricted stock awards	116,000	—	—	—	—	—	—
Net income	—	—	—	610,000	610,000	(345,000)	265,000
Balances at December 31, 2023	6,300,000	$10,763,000	$8,232,000	$3,629,000	$22,624,000	$3,655,000	$26,279,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED December 31,
	2023	2022
OPERATING ACTIVITIES
Net income	$265,000	$1,555,000
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	5,165,000	4,783,000
Non cash lease expense	(34,000)	(40,000)
Accretion of deferred issuance costs	46,000	84,000
Loss on write down of impaired assets	940,000	—
Deferred income taxes	(759,000)	344,000
Stock-based compensation	389,000	399,000
Changes in operating assets and liabilities:
Receivables	(719,000)	696,000
Prepaid expenses and other assets	21,000	(111,000)
Asset retirement obligations, related party	—	(397,000)
Related party liabilities	(491,000)	(845,000)
Accounts payable, accrued liabilities and deferred revenue	(79,000)	608,000
Income taxes payable	974,000	159,000
Net cash provided by operating activities	5,718,000	7,235,000
INVESTING ACTIVITIES
Payment for purchases of property and equipment	(6,273,000)	(388,000)
Net cash (used in) investing activities	(6,273,000)	(388,000)
FINANCING ACTIVITIES
Principal payments on long-term debt	(2,129,000)	(2,032,000)
Principal payments on line of credit	(1,400,000)	—
Long-term debt financing on purchase of property and equipment	1,750,000	—
Advances on line of credit	3,900,000	—
Distributions to non-controlling interests	—	(573,000)
Debt issuance costs long-term debt	(9,000)	(9,000)
Proceeds from options exercised	—	5,000
Principal payments on short-term financing prepaid insurance	(202,000)	(48,000)
Net cash provided by (used in) financing activities	1,910,000	(2,657,000)
Net change in cash and cash equivalents	1,355,000	4,190,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of year	12,453,000	8,263,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of year	$13,808,000	$12,453,000

See accompanying notes

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$1,066,000	$722,000
Cash paid for income taxes	$297,000	$169,000

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Equipment included in accounts payable and accrued liabilities	$1,955,000	$—

DETAIL OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD
Cash and cash equivalents	$13,690,000	$12,335,000
Restricted cash	118,000	118,000
Cash, cash equivalents, and restricted cash at end of period	$13,808,000	$12,453,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS AND BASIS OF PRESENTATION

Business – These consolidated financial statements include the accounts of American Shared Hospital Services (“ASHS”) and its subsidiaries (the “Company”) as follows: ASHS wholly-owns the subsidiaries American Shared Radiosurgery Services (“ASRS”), PBRT Orlando, LLC (“Orlando”), ASHS-Mexico, S.A. de C.V. (“ASHS-Mexico”), ASHS-Rhode Island Proton Beam Radiation Therapy, LLC, ASHS-Bristol Radiation Therapy, LLC, OR21, Inc., and MedLeader.com, Inc. (“MedLeader”); ASHS is the majority owner of Long Beach Equipment, LLC (“LBE”); ASRS is the majority-owner of GK Financing, LLC (“GKF”) which wholly-owns the subsidiary Instituto de Gamma Knife del Pacifico S.A.C. (“GKPeru”) and HoldCo GKC S.A. (“HoldCo”). HoldCo wholly owns the subsidiary Gamma Knife Center Ecuador S.A. (“GKCE”). GKF is the majority owner of the subsidiaries Albuquerque GK Equipment, LLC (“AGKE”) and Jacksonville GK Equipment, LLC (“JGKE”).

The Company (through ASRS) and Elekta AG (“Elekta”), the manufacturer of the Gamma Knife (through its wholly-owned United States subsidiary, GKV Investments, Inc.), entered into an operating agreement and formed GKF. During 2023, GKF leased Gamma Knife units to twelve medical centers in the United States in the states of California, Florida, Illinois, Indiana, Mississippi, Nebraska, New Mexico, New York, Ohio, Oregon, and Texas. GKF also owns and operates two single-unit Gamma Knife facilities in Lima, Peru and Guayaquil, Ecuador. The Company through its wholly-owned subsidiary, Orlando, provided proton beam radiation therapy (“PBRT”) and related equipment to a customer in the United States.

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

On  April 27, 2022, the Company signed a Joint Venture Agreement (the “Agreement”) with the principal owners of Radioterapia Guadalupe Amor y Bien S.A. de C.V. (“Guadalupe”) to establish AB Radiocirugia y Radioterapia de Puebla, S.A.P.I. de C.V. of Puebla (“Puebla”) to treat public- and private-paying cancer patients and provide radiation therapy and radiosurgery services locally in Mexico. The Company and Guadalupe hold 85% and 15% ownership interests, respectively, in Puebla. Under the Agreement, the Company is responsible for providing a linear accelerator and Guadalupe will be accountable for all site modification costs.  The Company formed ASHS-Mexico on October 3, 2022 to establish Puebla.  Puebla was formed on December 15, 2022 and the Company expects Puebla to begin treating patients in June 2024.  Operating costs incurred during the year ended  December 31, 2023 by Puebla, are included in the consolidated statement of operations.

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

On November 10, 2023, the Company entered into an Investment Purchase Agreement (the “IPA”) with GenesisCare USA, Inc. (the “GenesisCare”) and GenesisCare USA Holdings, Inc. (“GC Holdings”), pursuant to which GenesisCare agreed to sell to the Company its entire equity interest in each of Southern New England Regional Cancer Center, LLC and Roger Williams Radiation Therapy, LLC, (collectively, the “RI Target Companies”) together with the assignment of certain payor contacts for a purchase price of $2,850,000 (such transaction, the “RI Acquisition”).  The equity interests to be acquired by the Company under the IPA equates to a 60% interest in each RI Target Company. The RI Target Companies operate three functional radiation therapy cancer centers in Rhode Island. The RI Acquisition is contingent upon certain closing conditions, including GenesisCare and the Company entering into a consent agreement with the Rhode Island Department of Health and approval of all equity holders and managers of each RI Target Company. On March 1, 2024, the Company, GenesisCare and GC Holding entered into a First Amendment to the Investment Agreement pursuant to which the parties agreed to extend the date on which a party could terminate the IPA if the closing conditions had not been met from March 10, 2024 to April 30, 2024. The Company anticipates that these conditions will be met in April 2024.

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

Costs related to legal, financial and due diligence services performed in connection with this transaction recorded in the consolidated statement of operations were $432,000 for the year ended  December 31, 2023.

All intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 – ACCOUNTING POLICIES

Use of estimates in the preparation of financial statements – In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates reflected in the Company’s consolidated financial statements include the estimated useful lives of property and equipment and its salvage values, revenues and costs of sales for revenue sharing customers.  Actual results could differ from those estimates.

Advertising and marketing – The Company expenses advertising and marketing costs as incurred (collectively, “marketing costs”). Marketing costs were $165,000 and $233,000 during the years ended December 31, 2023 and 2022, respectively. Marketing costs include joint marketing with customers and corporate advertising costs. Marketing costs are recorded in other direct operating costs and sales and administrative costs in the consolidated statements of income.

Sales and Service – The Company markets its financial and turn-key solutions directly to cancer treatment centers, hospitals, and large cancer networks worldwide through its sales staff.  Sales expense includes payroll and travel costs for the Company’s sales staff. The Company also typically provides the equipment, as well as planning, installation, reimbursement and marketing support services to its customers.

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

All of the Company’s revenue was provided by 15 locations or 1 PBRT unit and 14 Gamma Knife units in each of 2023 and 2022. One location accounted for approximately 48% and 45% of the Company’s total revenue in 2023 and 2022, respectively. At December 31, 2023, two locations each individually accounted for 30% and 31% of total accounts receivable, respectively. At December 31, 2022, four locations each individually accounted for 12%, 14%, 16% and 22% of total accounts receivable, respectively. The Company performs credit evaluations of its customers and generally does not require collateral. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in any particular geographic area.

All of the Company’s radiosurgery devices have been purchased through Elekta, to date. However, there are other manufacturers that also make radiosurgery devices.

Accounts receivable and allowance for credit losses – Accounts receivable are recorded at net realizable value. An allowance for doubtful accounts is estimated based on historical collections plus an allowance for expected losses. Receivables are considered past due based on contractual terms and are charged off in the period that they are deemed uncollectible. Recoveries of receivables previously charged off are offset against bad debt expense when received.

Non-controlling interests - The Company reports its non-controlling interests as a separate component of shareholders’ equity. Non-controlling interest is determined by the income (loss) multiplied by the non-controlling interest in subsidiaries, and the income or losses of the non-controlling interests in various subsidiaries controlled by GKF.  The Company also presents the consolidated net income and the portion of the consolidated net income (loss) allocable to the non-controlling interests and to the shareholders of the Company separately in its consolidated statements of operations.

Property and equipment – Property and equipment are stated at cost less accumulated depreciation. Depreciation for Gamma Knife and other equipment is determined using the straight-line method over the estimated useful lives of the assets, which for medical and office equipment is generally 3 – 10 years, and after accounting for salvage value on the equipment where applicable. The Company acquired a building as part of the acquisition of GKCE in June 2020. Depreciation for buildings is determined using the straight-line method over 20 years. The Company determines salvage value based on the estimated fair value of the equipment at the end of its useful life. As of October 1, 2022, the Company reduced its estimate for salvage value for one of its domestic Gamma Knife Perfexion units. As of December 31, 2023 and 2022, the Company had seven domestic Gamma Knife units with salvage value ranging from $140,000 to $300,000.

As of January 1, 2023, the Company reduced its estimated useful life for one of its direct patient services Gamma Knife units. The net effect of the change in estimate made January 1, 2023, for the year ended  December 31, 2023, was a decrease in net income of approximately $207,000 or $0.03 per diluted share. This change in estimate also impacts future periods.

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

The Company leases Gamma Knife and radiation therapy equipment to its customers under arrangements accounted for as operating leases. At December 31, 2023, the Company held equipment under operating lease contracts with customers with an original cost of $70,635,000 and accumulated depreciation of $52,302,000. At December 31, 2022, the Company held equipment under operating lease contracts with customers with an original cost of $69,306,000 and accumulated depreciation of $47,992,000.

As of December 31, 2023 and 2022, the Company recognized a loss on the write down of impaired assets of $940,000 and $0, respectively. During the year ended December 31, 2023, the Company recorded an asset removal obligation (“ARO”) for one of the customer contracts that expired during 2023.  An ARO for the second contract that expired during 2023 was recorded and impaired in a prior period. For the ARO recorded during 2023, the Company concluded the related increase to the underlying assets could not be supported by the cash flows of the equipment and therefore the Company recorded a loss on the write-down of the ARO in June 2023. The Company’s estimate for the ARO liability was subsequently adjusted during the fourth quarter of 2023 based on new information. Total ARO impairment for the year ended  December 31, 2023 was $290,000. The Company also reviewed its long-lived assets during the fourth quarter of 2023 and concluded events and circumstances existed that indicated additional impairment existed at a third Gamma Knife site related to the existing equipment.  Total equipment impairment for the year ended  December 31, 2023 was $650,000. See further discussion under Note 2 - Long-lived asset impairment and Note 3 - Property and Equipment.

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – ACCOUNTING POLICIES (CONTINUED)

Revenue recognition - The Company recognizes revenues under ASC 842 Leases (“ASC 842”) and ASC 606 Revenue from Contracts with Customers (“ASC 606”).

Rental income from medical equipment leasing (“leasing”) – The Company recognizes leasing revenue under ASC 842 when services have been rendered and collectability is reasonably assured, on either a fee per use or revenue sharing basis. The terms of the contracts do not contain any guaranteed minimum payments. The Company’s lease contracts are typically for a ten-year term and are classified as either fee per use or revenue sharing. Revenue from fee per use contracts is determined by each hospital’s lease agreement with the Company. Revenues are recognized at the time the procedures are performed, based on each hospital’s contracted rate and the number of procedures performed. Under revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital. The amount the Company expects to receive is recorded as revenue and estimated based on historical experience. Revenue estimates are reviewed periodically and adjusted as necessary. Some of the Company’s revenue sharing arrangements also have a cost sharing component and net profit share for the operating costs of the center. The Company receives payment from the hospital at an agreed upon percentage share of the hospital’s reimbursement from third party payors, and the Company is responsible for paying operating costs of the equipment determined primarily based on historical treatment protocols and cost schedules with the hospital. The Company records an estimate of operating costs which are reviewed on a regular basis and adjusted as necessary to more accurately reflect the actual operating costs and profit. The operating costs and estimated net operating profit are recorded as other direct operating costs in the consolidated statement of operations. For the years ended,  December 31, 2023 and 2022, the Company recognized leasing revenue of approximately $17,772,000 and $16,655,000 under ASC 842, respectively, of which approximately $10,133,000 and $8,952,000 were for PBRT services, respectively.

Revenue sharing arrangements amounted to approximately 70 % and 67% of total revenue for the years ended December 31, 2023 and 2022, respectively. Because the revenue estimates are reviewed on a quarterly basis, any adjustments required for past revenue estimates would result in an increase or reduction in revenue during the current quarterly period.  Payor mix is a significant variable in the Company’s estimate for revenue sharing revenues.

Direct patient services income (“retail”) – The Company has stand-alone facilities in Lima, Peru and Guayaquil, Ecuador, where a contract exists between the Company’s facilities and the individual patient treated at the facility. Under ASC 606, the Company acts as the principal in this transaction and provides, at a point in time, a single performance obligation, in the form of a Gamma Knife treatment. Revenue related to a Gamma Knife treatment is recognized on a gross basis at the time when the patient receives treatment. There is no variable consideration present in the Company’s performance obligation and the transaction price is agreed upon per the stated contractual rate. GKPeru's payment terms are typically prepaid for self-pay patients and insurance provider payments are paid net 30 days. GKCE’s patient population is primarily covered by a government payor and payments are paid between three and six months, following issuance of invoice. The Company did not capitalize any incremental costs related to the fulfillment of its customer contracts. Accounts receivable under ASC 606 at December 31, 2023 was $1,626,000. Accounts receivable under ASC 606 at January 1, 2022 and  December 31, 2022 was $668,000 and $1,119,000. For the years ended  December 31, 2023 and 2022, the Company recognized retail revenues of approximately $3,553,000 and $3,091,000 under ASC 606, respectively.

Equipment sales – During the year-ended December 31, 2023, the Company completed a sale of equipment to a new customer.  The Company assessed this transaction under ASC 606 and concluded the Company acted as the agent in this transaction and provided, at a point in time, two performance obligations, in the form of an equipment sale of an Icon and Cobalt-60 reload.  The performance obligation to sell, assign, transfer and deliver the equipment to the customer was carried out via Elekta.  Revenue related to the equipment sale is recognized on a net basis when the sale is complete.  The Company recognized net revenue of $200,000 on the sale of equipment for the year-ended December 31, 2023.

Stock-based compensation – The Company measures all stock-based compensation awards at fair value and records such expense in its consolidated financial statements over the requisite service period of the related award. See Note 8 - Stock-Based Compensation Expense for additional information on the Company’s stock-based compensation programs.

Costs of revenue – The Company’s costs of revenue consist primarily of maintenance and supplies, depreciation and amortization, and other operating expenses (such as insurance, property taxes, sales taxes, marketing costs and operating costs from the Company’s revenue sharing and retail sites). Costs of revenue are recognized as incurred.

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

Functional currency – Based on guidance provided in accordance with ASC 830, Foreign Currency Matters (“ASC 830”), the Company analyzes its operations outside the United States to determine the functional currency of each operation. Management has determined that these operations are accounted for in U.S. dollars since the primary transactions incurred are in U.S. dollars and the Company provides significant funding towards the startup of the operation. When Management determines that an operation has become predominantly self-sufficient, the Company will reassess its accounting for the operation to the local currency from the U.S. dollar. The Company analyzed it’s Gamma Knife site in Peru and its startup operations in Mexico for Puebla under ASC 830 as of December 31, 2023 and 2022 and concluded the functional currency was the U.S. dollar. As facts and circumstances change, the Company will revisit this conclusion.  The functional currency of the Company’s Gamma Knife site in Ecuador is the U.S. dollar because that is the local currency of Ecuador.

Asset Retirement Obligations – Based on the guidance provided in ASC 410, Asset Retirement Obligations (“ASC 410”), the Company analyzed its existing lease agreements and determined whether an ARO exists to remove the respective units at the end of the lease terms. As of December 31, 2023, the Company has two AROs recorded for the two customer sites that expired during the year, totaling $650,000.  One ARO was recorded and impaired in a prior period.  The Company recorded and impaired an ARO for the second customer site during 2023. No liability has been recorded as of December 31, 2023 for the remaining Gamma Knife or PBRT locations, because it is uncertain these units will be removed and the Company historically has not removed the equipment at the end of the lease term. The Company will re-evaluate the need to record additional ARO liabilities on a periodic basis when facts and circumstances change that could affect this conclusion.

Earnings per share – The Company calculates diluted shares using the treasury stock method. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the year. The fully vested restricted stock units not issued and outstanding and unvested restricted stock units, are also included therein. Diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of options and from unvested restricted stock units. The computation for the years ended  December 31, 2023 and 2022 excluded approximately 144,000 and 20,000, respectively, of the Company’s stock options because the exercise price of the options was higher than the average market price during the period. The weighted average common shares outstanding for the years ended  December 31, 2023 and 2022, included approximately 123,000 and 123,000, respectively, of the Company's restricted stock awards that are fully vested but are deferred for issuance.

The following table illustrates the computations of basic and diluted earnings per share for the years ended December 31, 2023 and 2022.

	2023	2022
Numerator for basic and diluted earnings per share	$610,000	$1,328,000
Denominator:
Denominator for basic earnings per share – weighted-average shares	6,358,000	6,297,000
Effect of dilutive securities employee stock options and restricted stock	35,000	6,000
Denominator for diluted earnings per share – adjusted weighted-average shares	6,393,000	6,303,000
Earnings per common share- basic	$0.10	$0.21
Earnings per common share- diluted	$0.10	$0.21

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – ACCOUNTING POLICIES (CONTINUED)

Business segment information - Based on the guidance provided in accordance with ASC 280 Segment Reporting (“ASC 280”), the Company analyzed its subsidiaries which are all in the business of providing radiosurgery and radiation therapy services, either through leasing to healthcare providers or directly to patients, and concluded there are two reportable segments, leasing and retail. During 2023, the Company provided Gamma Knife and PBRT equipment to thirteen hospitals in the United States and owns and operates two single-unit facilities in Lima, Peru and Guayaquil, Ecuador as of December 31, 2023. An operating segment is defined by ASC 280 as it engages in business activities in which it may recognize revenues and incur expenses, its operating results are regularly reviewed by the Company’s Chief Operating Decision Maker (“CODM”), and its discrete financial information is available. The Company determined two reportable segments existed due to similarities in economics of business operations and how the Company recognizes revenue for the patient treatment. The operating results of the two reportable segments are reviewed by the Company’s Executive Chairman of the Board, who is also the CODM.

For the years ended  December 31, 2023 and 2022, the Company’s PBRT operations represented a significant majority of the net income attributable to American Shared Hospital Services from the leasing segment, disclosed below. The revenues, depreciation, interest expense, interest income, tax expense, and net income attributable to American Shared Hospital Services, and total asset allocations for the Company’s two reportable segments as of December 31, 2023 and 2022 consists of the following:

	2023	2022
Revenues
Leasing	$17,772,000	$16,655,000
Retail	3,553,000	3,091,000
Total	$21,325,000	$19,746,000

	2023	2022
Depreciation expense
Leasing	$4,429,000	$4,268,000
Retail	736,000	515,000
Total	$5,165,000	$4,783,000

	2023	2022
Interest expense
Leasing	$1,087,000	$806,000
Retail	25,000	—
Total	$1,112,000	$806,000

	2023	2022
Interest income
Leasing	$458,000	$103,000
Retail	—	—
Total	$458,000	$103,000

	2023	2022
Income tax expense
Leasing	$306,000	$753,000
Retail	125,000	210,000
Total	$431,000	$963,000

	2023	2022
Net income attributable to American Shared Hospital Services
Leasing	$518,000	$1,187,000
Retail	92,000	141,000
Total	$610,000	$1,328,000

	2023	2022
Total assets
Leasing	$39,854,000	$37,575,000
Retail	8,308,000	6,381,000
Total	$48,162,000	$43,956,000

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – ACCOUNTING POLICIES (CONTINUED)

Long lived asset impairment – The Company assesses the recoverability of its long-lived assets when events or changes in circumstances indicate their carrying value may not be recoverable. Such events or changes in circumstances may include: a significant adverse change in the extent or manner in which a long-lived asset is being used, significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company assesses recoverability of a long-lived asset by determining whether the carrying value of the asset group can be recovered through projected undiscounted cash flows over their remaining lives. If the carrying value of the asset group exceeds the forecasted undiscounted cash flows, an impairment loss is recognized, measured as the amount by which the carrying amount exceeds estimated fair value. An impairment loss is charged to the consolidated statement of operations in the period in which management determines such impairment. As of December 31, 2023, impairment of $650,000 was recorded related to cash flow losses of one of the Company’s Gamma Knife units.  No impairment was recorded as of December 31, 2022. See Note 3 - Property and Equipment for further discussion.

Goodwill and intangible assets - The Company recorded goodwill of $1,265,000 and an intangible asset with a fair value of $78,000 as part of the acquisition of GKCE in June 2020. The intangible asset identified was GKCE’s trade name and the Company assigned an indefinite useful life to the asset. Based on the guidance provided in accordance with ASC 350 Intangibles-Goodwill and Other (“ASC 350”), the Company does not amortize the intangible asset because it has an indefinite life. The Company assesses goodwill at the reporting unit level, which has been determined to be GKCE. Each reporting period, the Company assesses whether events or circumstances continue to support an indefinite useful life for the intangible asset. Per ASC 350, the Company tests goodwill and intangibles for impairment annually or as events or circumstances change that indicate the fair value may be below the carrying amount. As of December 31, 2023 and 2022, there has been no change to the Company's assessment of the value of intangible assets or goodwill.

Accounting pronouncements issued and not yet adopted - In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) which enhances the disclosure requirements for segment reporting, primarily disclosures around significant segment expenses.  The key provisions of the amendments require disclosure of significant segment expense reviewed by the CODM, require disclosure of an “other” segment category, require disclosure of segment profit or loss and assets for interim periods, clarify and require disclosure of other measurements used by the CODM in assessing segment performance and allocating resources, and require disclosure of the CODM's title and position and explanation of how the CODM assesses segment performance.  ASU 2023-07 is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating ASU 2023-07 to determine the impact it may have on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740) Improvements to Income Tax Disclosures (“ASU 2023-09”) which requires entities, on an annual basis, to disclose: specific categories in the rate reconciliation, additional information for reconciling items that meet a quantitative threshold, the amount of income taxes paid, net of refunds, disaggregated by jurisdiction, income or loss from continuing operations before income tax, income tax expense from continuing operations disaggregated between foreign and domestic, and income tax expense from continuing operations disaggregated by federal, state and foreign.  ASU 2023-09 is effective for annual periods beginning after December 31, 2024.  The Company is currently evaluating ASU 2023-09 to determine the impact it may have on its consolidated financial statements.

Reclassifications - Certain comparative balances as of and for the year ended have been reclassified to make them consistent with the current year presentation.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2023	2022
Medical equipment and facilities	$77,150,000	$73,709,000
Office equipment	306,000	422,000
Construction in progress	3,771,000	106,000
	81,227,000	74,237,000
Accumulated depreciation	(55,383,000)	(50,770,000)
Net property and equipment	$25,844,000	$23,467,000

As of December 31, 2023 and 2022, approximately $3,966,000 and $2,201,000, respectively, of the net property and equipment balance is outside of the United States.  Depreciation expense recorded in costs of revenue and selling and administrative expense in the consolidated statements of income for the years ended  December 31, 2023 and 2022, was $5,165,000 and $4,783,000, respectively.

As of October 1, 2022, the Company reduced its estimate for salvage value for one of its domestic Gamma Knife Perfexion units.  As of January 1, 2023, the Company reduced its estimated useful life for one of its direct patient services Gamma Knife units. The net effect of the change in estimate made January 1, 2023, for the year ended  December 31, 2023, was a decrease in net income of approximately $207,000 or $0.03 per diluted share. This change in estimate also impacts future periods.

As of December 31, 2023 and 2022, the Company recognized a loss on the write down of impaired assets of $940,000 and $0, respectively. The impairment as of  December 31, 2023 was related to cash flow impairment for one of the Company’s Gamma Knife units and estimated removal costs of the two Gamma Knife contracts that expired during the year. The Company reviewed its Gamma Knife equipment, in light of available information as of December 31, 2022 and concluded no impairment existed. The Company reviewed it’s PBRT equipment, in light of available information as of December 31, 2023 and 2022 and concluded no impairment exists.

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - OTHER ACCRUED LIABILITIES

Other accrued liabilities consists of the following:

	December 31,
	2023	2022
Insurance financing	$—	$591,000
Professional services	472,000	92,000
Operating costs	450,000	539,000
Other	304,000	322,000
Total other accrued liabilities	$1,226,000	$1,544,000

NOTE 5 - LONG TERM DEBT

On  April 9, 2021 the Company along with certain of its domestic subsidiaries (collectively, the “Loan Parties”) entered into a five year $22,000,000 credit agreement with Fifth Third Bank, N.A. (“the Credit Agreement”). The Credit Agreement includes three loan facilities. The first loan facility is a $9,500,000 term loan (the “Term Loan”) which was used to refinance the domestic Gamma Knife debt and finance leases, and associated closing costs. The second loan facility is a $5,500,000 delayed draw term loan (the “DDTL”) which was used to refinance the Company’s PBRT finance leases and associated closing costs, as well as to provide additional working capital. The third loan facility provides for a $7,000,000 revolving line of credit (the “Revolving Line”) available for future projects and general corporate purposes. The Company borrowed $2,500,000 on the Revolving Line as of  December 31, 2023, which was paid off in January 2024.  The facilities have a five-year maturity, carry a floating interest of LIBOR plus 3.0% and are secured by a lien on substantially all of the assets of the Loan Parties and guaranteed by ASHS.  The long-term debt on the consolidated balance sheets related to the Term Loan and DDTL was $10,825,000 and $12,624,000 as of December 31, 2023 and 2022, respectively.

The Revolving Line is charged an unused line fee of 0.25% per annum. The Term Loan and DDTL have interest and principal payments due quarterly. Principal amortization on an annual basis for the Term Loan and DDTL equates to 48% of the original principal loan commitments in years one through five and an end of term payment of the remaining principal balance.

The Credit Agreement contains customary covenants and representations, including without limitation, a minimum fixed charge coverage ratio of 1.25 and maximum funded debt to EBITDA ratio of 3.0 to 1.0 (tested on a trailing twelve-month basis at the end of each fiscal quarter), reporting obligations, limitations on dispositions, changes in ownership, mergers and acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and capital expenditures.  The Loan Parties are in compliance with the Credit Agreement covenants as of  December 31, 2023. On January 25, 2024, the Company amended its Credit Agreement to include financing for the equipment in Puebla, see Note 12 - Subsequent Event for further information.

The loan entered into with DFC in connection with the acquisition of GKCE in  June 2020 (the “DFC Loan”) was obtained through the Company’s wholly-owned subsidiary, HoldCo, and is guaranteed by GKF. The DFC Loan is secured by a lien on GKCE’s assets. The first tranche of the DFC Loan was funded in June 2020. During the fourth quarter of 2023, the second tranche of the DFC loan was funded to finance the equipment upgrade in Ecuador. The amount outstanding under the first tranche of the DFC Loan is payable in 29 quarterly installments with a fixed interest rate of 3.67%.  The amount outstanding under the second tranche of the DFC Loan is payable in 16 quarterly installments with a fixed interest rate of 7.49%. The long-term debt on the consolidated balance sheets related to the DFC loan was $2,464,000 and $1,041,000 as of  December 31, 2023 and 2022, respectively.  The Company capitalized debt issuance costs of $9,000 and $9,000 as of  December 31, 2023 and 2022, respectively, related to maintenance and administrative fees on the DFC Loan.

The DFC Loan contains customary covenants among other covenants and obligations, requirements that the Company maintain certain financial ratios related to liquidity and cash flow as well as depository requirements.  On March 28, 2024 the Company received a waiver and amendment from DFC for certain covenants as of December 31, 2023 and through December 31, 2024 and amended other covenants and definitions permanently. The Company expects to be in compliance with all debt covenants pursuant to the DFC Loan as amended and waived at  March 31, 2024.

The accretion of debt issuance costs for the years ended  December 31, 2023 and 2022, was $46,000 and $84,000, respectively. As of  December 31, 2023 and 2022, the unamortized debt issuance costs on the consolidated balances sheets were $164,000 and $198,000.

The following are contractual maturities of long-term debt by year at December 31, 2023, excluding debt issuance costs of $164,000:

Year ending December 31,	Principal
2024	$2,157,000
2025	2,907,000
2026	7,732,000
2027	493,000
$13,289,000

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - LEASES

The Company determines if a contract is a lease at inception. Under ASC 842, the Company is a lessor of equipment to various customers. Leases that commenced prior to ASC 842 adoption date were classified as operating leases under historical guidance. As the Company has elected the package of practical expedients allowing it to not reassess lease classification, these leases are classified as operating leases under ASC 842 as well. All of the Company’s lessor arrangements entered into after ASC 842 adoption are also classified as operating leases. Some of these lease terms have an option to extend the lease after the initial term, but do not contain the option to terminate early or purchase the asset at the end of the term. The Company has elected not to recognize right-of-use (“ROU”) assets and lease liabilities that arise from short-term (12 months or less) leases for any class of underlying asset.

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

On November 3, 2021, the Company entered into an agreement to sublease (the “Sublease”) its corporate office located at Two Embarcadero Center, Suite 410, San Francisco, California, where it leased approximately 3,253 square feet for $22,011 per month. The lease expired in August 2023. The Sublease was for $16,195 per month through the existing contract expiration date. The Company also entered into a lease (the “Lease”) agreement for new corporate office space at 601 Montgomery, Suite 1112, San Francisco, CA for approximately 900 square feet for $4,500 per month with a lease expiration date in November 2024.  The Company assessed the Lease under ASC 842 and concluded the Lease should be classified as an operating lease.

The Company’s lessee operating leases are accounted for as ROU assets, current portion of lease liabilities, and lease liabilities on the consolidated balance sheets. Operating lease ROU assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company’s operating lease contracts do not provide an implicit rate for calculating the present value of future lease payments, so the Company determined its incremental borrowing rate to be in the range of approximately 4.0% and 6.0% by using available market rates and expected lease terms. The operating lease ROU assets and liabilities also include any lease payments made and excludes lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company’s lessee operating lease agreements are for administrative office space and related equipment, and the agreement to lease clinic space for its stand-alone facility in Lima, Peru. These leases have remaining lease terms of approximately 1 year, some of which include options to renew or extend the lease. As of December 31, 2023, operating ROU assets and lease liabilities were $57,000.

The following table summarizes maturities of lessee operating lease liabilities as of December 31, 2023:

Year ending December 31,	Operating Leases

2024	$58,000
Total lease payments	58,000
Less imputed interest	(1,000)
Total	$57,000

	Year Ended December 31,
	2023	2022
Lease cost
Operating lease cost, net of impairment	$302,000	$406,000
Sublease income	(129,000)	(174,000)
Total lease cost	$173,000	$232,000

Other information
Cash paid for amounts included in the measurement of lease liabilities - Operating leases	$302,000	$406,000
Weighted-average remaining lease term - Operating leases in years	0.80	1.11
Weighted-average discount rate - Operating leases	4.65%	5.65%

The Company’s corporate offices are located at 601 Montgomery Street, Suite 1112, San Francisco, California, where it leases approximately 900 square feet for $4,500 per month with a lease expiration date in November 2024. The Company subleased its existing corporate offices located at Two Embarcadero Center, Suite 410, San Francisco, California, where it leased approximately 3,253 square feet for $22,011 per month.  This lease expired in August 2023. The monthly lease expense was offset by sublease income of $16,195. The sublease term was consistent with the existing lease term. The Company owns and operates a stand-alone Gamma Knife facility in Lima, Peru where it leases approximately 1,600 square feet for approximately $8,850 per month with a lease expiration date in January 2024. The lease in Peru is currently on a month-to-month basis. The Company also owns and operates a stand-alone Gamma Knife facility in Guayaquil, Ecuador where it owns 864 square feet of condominium space in an office building and approximately 10,135 of related land and parking spaces.

Net rent expense was $234,000 and $290,000 for the years ended December 31, 2023 and 2022, respectively, and includes the above operating leases as well as month-to-month rental and certain executory costs.

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INCOME TAXES

The components of income before income taxes for the years ended  December 31, 2023 and 2022 are as follows:

	YEARS ENDED December 31,
	2023	2022

Domestic	$666,000	$2,350,000
Foreign	30,000	168,000
Income before income taxes	$696,000	$2,518,000

For the year ended  December 31, 2023 and 2022, the Company recorded an income tax expense of $431,000 and $963,000, respectively.

The components of the provision for income taxes for the years ended  December 31, 2023 and 2022 consists of the following:

	YEARS ENDED December 31,
	2023	2022
Current:
Federal	$940,000	$355,000
State	115,000	60,000
Foreign	135,000	204,000
Total current	1,190,000	619,000

Deferred:
Federal	(672,000)	290,000
State	(77,000)	48,000
Foreign	(10,000)	6,000
Total deferred	(759,000)	344,000
	$431,000	$963,000

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2023 and 2022 are as follows:

	December 31,
	2023	2022
Deferred tax liabilities:
Property and equipment	$(323,000)	$(708,000)
Prepaid expenses	(409,000)	(493,000)
ROU asset	(12,000)	(54,000)

Total deferred tax liabilities	(744,000)	(1,255,000)

Deferred tax assets:
Net operating loss carryforwards	155,000	139,000
Accruals and allowances	438,000	167,000
Lease liabilities	12,000	61,000
Tax credits	4,000	3,000
Other	140,000	114,000
Capital loss carryover	646,000	646,000

Total deferred tax assets	1,395,000	1,130,000

Valuation allowance	(714,000)	(697,000)

Deferred tax assets net of valuation allowance	681,000	433,000

Net deferred tax liabilities	$(63,000)	$(822,000)

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INCOME TAXES (CONTINUED)

The provision for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (21% in 2023 and 2022) to income before taxes as follows:

	YEARS ENDED December 31,
	2023	2022
Computed expected federal income tax	$218,000	$477,000
State income taxes, net of federal benefit	12,000	100,000
Foreign rate differential	38,000	—
Stock compensation	7,000	—
Non-deductible expenses	6,000	(25,000)
Return to provision true-up	18,000	52,000
Uncertain tax positions	9,000	(17,000)
Alternative minimum tax payable adjustment	—	208,000
Change in valuation allowance	17,000	—
Other deferred tax adjustments	106,000	168,000

	$431,000	$963,000

As of  December 31, 2023, the Company has net operating loss carryforwards for federal and state income tax return purposes of approximately $0 and $2,586,000 that begin to expire in 2029.

Utilization of the net operating loss and credit carryforwards may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions. Any annual limitation may result in the expiration of net operating losses and credits before utilization.

At December 31, 2023, the Company has a capital loss carryforward for federal income tax return purposes of approximately $2,679,000,which start to expire in 2024. The Company has capital loss carryforwards for state income tax purposes of approximately $129,000, which starts to expire in 2024.

Due to uncertainty surrounding the realization of impairment losses, capital losses and foreign operating losses in future years, the Company has placed a valuation allowance against a portion of its net domestic and foreign deferred tax assets. The net valuation allowance increased by $17,000 and $0 for the years ended December 31, 2023 and 2022, respectively.

The tax return years 2019 through 2022 remain open to examination by the major domestic taxing jurisdictions to which the Company is subject. Net operating losses generated on a tax return basis by the Company for calendar years 1999 through 2004, 2009, 2010, 2012, 2014, 2015, 2016, 2017 and 2018 remain open to examination by the major domestic taxing jurisdictions.

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

As of December 31, 2023, the unrecognized tax benefit was $287,000 which, if recognized, will not affect the annual effective tax rate as these unrecognized tax benefits would increase deferred tax assets, which would be subject to a full valuation allowance. A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	YEARS ENDED December 31,
	2023	2022
Balance at beginning of year	$278,000	$295,000
Additions based on tax positions of prior years	9,000	(17,000)

Balance at end of year	$287,000	$278,000

The Company’s policy for deducting interest and penalties is to treat interest as interest expense and penalties as income taxes. As of December 31, 2023, the Company had $58,000 accrued for the payment of penalties and zero interest related to unrecognized tax benefits. The Company does not expect any material changes to our uncertain tax positions within the next 12 months. The Company believes that it is reasonably possible that a decrease of up to $100,000 in unrecognized tax benefits related to foreign taxes may be necessary within the coming year.

NOTE 8 – STOCK-BASED COMPENSATION EXPENSE

Incentive Compensation Plan

In  June 2021, the Company’s shareholders approved an amendment and restatement of the Company’s Incentive Compensation Plan (the “Plan”), that among other things, increases the number of shares of the Company’s common stock reserved for issuance under the Plan to 2,580,000 and extends the term of the Plan by five years to  February 22, 2027. The Plan provides that the shares reserved under the Plan are available for issuance to officers of the Company, other key employees, non-employee directors, and advisors. No further grants or share issuances will be made under the previous plans. As of December 31, 2023, approximately 935,000 shares remain available for grant under the Plan.

Under the Plan, a total of 898,000 restricted stock units have been granted, consisting of 53,000 of annual automatic grants to non-employee directors, 328,000 of deferred retainer fees to non-employee members of the Board, 57,000 grants issued in lieu of commission or bonus to employees of the Company, and 460,000 restricted stock units issued to the Executive Chairman of the Board, see further discussion below. Of the total restricted stock units granted under the Plan, 123,000 of them are fully vested but not yet deemed issued and outstanding, 742,000 are fully vested and outstanding, and 33,000 are outstanding as of December 31, 2023.

Changes in restricted stock units, consisting primarily of annual automatic grants, deferred compensation to non-employee directors, shares issued to employees as part of the Company’s bonus plan, and restricted stock units awards to the Executive Chairman of the Board, under the Incentive Compensation Plans during 2023 and 2022 are as follows:

	Restricted Stock Units	Grant Date Weighted- Average Fair Value
Outstanding at January 1, 2022	10,000	$ 2.57
Granted	131,000	$ 2.40
Vested	(132,000)	$ 2.40
Forfeited	(3,000)	$ 2.92

Outstanding at December 31, 2022	6,000	$ 2.33
Granted	146,000	$ 2.97
Vested	(119,000)	$ 2.94
Outstanding at December 31, 2023	33,000	$ 2.88

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCK-BASED COMPENSATION EXPENSE (CONTINUED)

Certain Executive Equity Awards

Effective May 4, 2020, the Company appointed Raymond C. Stachowiak as Interim President and Chief Executive Officer (“CEO”). Pursuant to his Offer Letter, Mr. Stachowiak was granted 50,000 restricted stock awards that vested in full on August 3, 2020. He was granted additional restricted stock awards totaling 10,000 common shares per month, which vested in full at the end of each 30-day period following issuance. Mr. Stachowiak became CEO of the Company on October 1, 2020 and served in such position until he was appointed Executive Chairman of the Board on March 7, 2023. For the year ended December 31, 2022, 120,000 restricted stock awards were issued to Mr. Stachowiak and became fully vested. Total compensation expense recorded for the year ended December 31, 2022 in the consolidated financial statements of income related to executive equity awards was $288,000.  For the year ended December 31, 2023, 120,000 restricted stock awards were issued to Mr. Stachowiak and 90,000 became fully vested.  Total compensation expense recorded for the year ended December 31, 2023 in the consolidated financial statements of income related to the executive equity awards was $351,000.

For the year ended  December 31, 2023, stock compensation expense recorded in the consolidated financial statements is summarized as follows:

		Stock-Based
	Awards Issued	Compensation
	and Vested	Expense
Options	—	$34,000
Management Bonus Program - vested and issued	26,000	—
Board RSU Awards - other	—	4,000
Executive Compensation	90,000	351,000
	116,000	$389,000

Total stock-based compensation expense before income tax effect for the Company’s options and restricted stock awards in the amount of $389,000 and $399,000 for the years ended  December 31, 2023 and 2022, is reflected in selling and administrative expense in the consolidated statements of income, respectively.

Stock Options

Changes in stock options outstanding under the Incentive Compensation Plans during 2023 and 2022 are as follows:

Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2021	67,000	$2.72	3.33	$—
Granted	50,000	$2.72	7.00	$—
Exercised	(4,000)	$2.29	—	$—
Forfeited	(18,000)	$2.64	—	$—

Balance at December 31, 2022	95,000	$2.76	4.83	$25,000
Granted	70,000	$2.89	7.00	$—
Forfeited	(19,000)	$2.69	—	$—

Balance at December 31, 2023	146,000	$2.83	5.44	$—

Exercisable at December 31, 2022	38,000	$2.79	2.38	$—

Exercisable at December 31, 2023	31,000	$2.84	3.38	$—

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCK-BASED COMPENSATION EXPENSE (CONTINUED)

The weighted average grant-date fair value of the options granted during the years 2023 and 2022 was $2.89 and $1.49, respectively. There were no options exercised during the year ended December 31, 2023. There were 4,000 options exercised which resulted in 3,000 shares issued, due to cashless exercises, during the year ended December 31, 2022. Total stock-based compensation expense recognized for stock options for the years ended December 2023 and 2022 was $34,000 and $10,000, respectively.

The Company received approximately $5,000 from the exercise of 2,000 options under the share-based arrangements during the year ended December 31, 2022. The remaining options exercised during 2022 were cashless exercises.

At December 31, 2023, there was approximately $156,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. This cost is expected to be recognized over a period of approximately four years.

The Company’s stock option awards to employees are calculated using the Black-Scholes options valuation model. The Black-Scholes model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. The Company’s stock-based awards have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the present value estimates. For these reasons, management believes that the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees.

The fair value of the Company’s option grants issued during 2023 and 2022 were estimated using assumptions for expected life, volatility, dividend yield, forfeiture rate, and risk-free interest rate which are specific to each award as summarized in the following table. The estimated fair value of the Company’s options is amortized over the period during which the optionee is required to provide service in exchange for the award, usually the vesting period.

The fair value of the Company’s option grants under the Plan in 2023 and 2022 was estimated using the following assumptions:

	2023	2022
Expected life (years)	7.0	7.0
Expected forfeiture rate	0.0%	0.0%
Expected volatility	50%	50%
Dividend yield	0%	0%
Risk-free interest rate	3.6%	3.3%

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

Repurchase of Common Stock, Common Stock Warrants and Stock Options

In 1999 and 2001, the Board of Directors approved resolutions authorizing the Company to repurchase up to a total of 1,000,000 shares of its own stock on the open market, which the Board reaffirmed in 2008. There were no shares of the Company repurchased during 2023 or 2022. There are approximately 72,000 shares remaining under this repurchase authorization.

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – RETIREMENT PLAN

The Company has a defined-contribution retirement plan (the “Retirement Plan”) that allows for a matching safe harbor contribution. For 2023, the Board of Directors elected to match participant deferred salary contributions up to a maximum of 4% of the participant’s annual compensation. Discretionary profit sharing contributions are allowed under the Retirement Plan in years that the Board does not elect a safe harbor match. During 2023, the Company contributed $43,000 to the Retirement Plan for the safe harbor match for the year ended December 31, 2023. The Company has accrued approximately $17,000 for additional safe harbor matching contribution for the year ended December 31, 2023. Also during 2023, the Company contributed $47,000 to the Retirement Plan for the safe harbor match for the year ended December 31, 2022.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

On December 20, 2018, the Company signed Second Amendments to two System Build Agreements for the Company’s second and third Mevion PBRT units. These commitments expired in January 2024 and the Company was not able to utilize this equipment. During the year-ended  December 31, 2020, the Company impaired these deposits and wrote-off the deposits and related capitalized interest.

As of December 31, 2023, the Company had commitments to install three Leksell Gamma Knife Esprit Systems (“Esprit”), install one Cobalt-60 reload with software, purchase one Gamma Plan workstation, purchase one Linear Accelerator (“LINAC”) system, and purchase one Magnetic Resonance imaging guided LINAC (“MR LINAC”). The LINAC, MR LINAC and one Esprit will be placed at future customer sites. The remaining Esprit upgrades and Cobalt-60 reload are scheduled to occur during 2024 at existing customer sites. The Company also has one commitment to de-install a Gamma Knife unit at an existing customer site. The Company’s LINAC installation in Puebla was in process at  December 31, 2023 and the Company made substantial payments towards the project during 2023. In January 2024, the Company amended the Credit Agreement to include financing for this project. At  December 31, 2023, the Company had commitments remaining for some of the ancillary equipment in Puebla. Total Gamma Knife and LINAC commitments as of December 31, 2023, were $15,925,000. There are no deposits on the consolidated balance sheets related to these commitments as of December 31, 2023.  It is the Company's intent to finance substantially all of these commitments.  There can be no assurance that financing will be available for the Company’s current or future projects, or at terms that are acceptable to the Company.  However, the Company currently has cash on hand of $13,808,000 and a line of credit of $7,000,000 to fund these projects, if necessary.  The Company borrowed $2,500,000 on the Revolving Line as of December 31, 2023, which was paid off in January 2024.

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

As of December 31, 2023, the Company had commitments to service and maintain its Gamma Knife and PBRT equipment. The service commitments are carried out via contracts with Mevion, Elekta and Mobius Imaging, LLC. The Company’s commitments to purchase two LINAC systems also include a 9-year and 5-year agreement to service the equipment, respectively. Total service commitments as of December 31, 2023 were $14,805,000. The Gamma Knife and certain other service contracts are paid monthly, as service is performed. The Company believes that cash flow from cash on hand and operations will be sufficient to cover these payments.

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

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company’s Gamma Knife business is operated through its 81% indirect interest in its GKF subsidiary. The remaining 19% of GKF is owned by a wholly owned U.S. subsidiary of Elekta, which is the manufacturer of the Gamma Knife and other radiation therapy equipment. Since the Company purchases the majority of its equipment from Elekta, there are significant related party transactions with Elekta such as equipment purchases, commitments to purchase and service equipment, and costs to maintain the equipment.

The following summarizes related party activity for the years ended  December 31, 2023 and 2022:

	December 31,
	2023	2022
Equipment purchases and de-install costs	$6,918,000	$1,844,000
Costs incurred to maintain equipment	851,000	1,094,000
Total related party transactions	$7,769,000	$2,938,000

The Company had related party commitments to install three Esprit upgrades, one Cobalt-60 reload, purchase one MR LINAC, purchase one Gamma Plan workstation, and service the related equipment. The Company also has two commitments to de-install Gamma Knife units at existing customer sites. Total related party commitments were $18,968,000 as of  December 31, 2023.

Related party liabilities on the consolidated balance sheets consist of the following as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Accounts payable and other accrued liabilities	$1,961,000	$497,000

NOTE 12 – SUBSEQUENT EVENT

On January 25, 2024 (the “First Amendment Effective Date”), the Company entered into a First Amendment to Credit Agreement (the “First Amendment”) with Fifth Third which amended the Credit Agreement to add a new term loan in the aggregate principal amount of $2,700,000 (the “Supplemental Term Loan”). The proceeds of the Supplemental Term Loan were advanced in a single borrowing on January 25, 2024, and will be used for capital expenditures related to the Company’s operations in Puebla, Mexico and other related transaction costs. The Supplemental Term Loan will mature on January 25, 2030 (the “Maturity Date’). Interest on the Supplemental Term Loan is payable monthly during the initial twelve month period following the First Amendment Effective Date. Following such twelve month period, the Company is required to make equal monthly payments of principal and interest to fully amortize the amount outstanding under the Supplemental Term Loan by the Maturity Date. The Supplemental Term Loan is secured by a lien on substantially all of the assets of the Company and certain of its domestic subsidiaries. The First Amendment also replaces the LIBOR-based rates in the Credit Agreement with SOFR-based rates. Pursuant to the First Amendment, advances under the Credit Agreement bear interest at a floating rate per annum equal to SOFR plus 3.00%, subject to a SOFR floor of 0.00%.