Form 10-Q
period 2024-03-31
AMERICAN SHARED HOSPITAL SERVICES
filed 2024-05-15
CIK 744825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024 or

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

As of May 10, 2024, there were outstanding 6,330,000 shares of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS	March 31, 2024	December 31, 2023
Current assets:
Cash and cash equivalents	$12,792,000	$13,690,000
Restricted cash	250,000	118,000
Accounts receivable, net of allowance for credit losses of $100,000 at March 31, 2024 and at December 31, 2023	6,429,000	4,343,000
Other receivables	556,000	504,000
Prepaid maintenance	821,000	1,275,000
Prepaid expenses and other current assets	517,000	526,000

Total current assets	21,365,000	20,456,000

Property and equipment, net	26,879,000	25,844,000
Land	19,000	19,000
Goodwill	1,265,000	1,265,000
Intangible asset	78,000	78,000
Right of use assets, net	36,000	57,000
Other assets	482,000	443,000

Total assets	$50,124,000	$48,162,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$267,000	$315,000
Employee compensation and benefits	715,000	757,000
Other accrued liabilities	1,584,000	1,226,000
Related party liabilities	1,237,000	1,961,000
Asset retirement obligations, related party (includes $250,000 non-related party at March 31, 2024 and December 31, 2023)	650,000	650,000
Income taxes payable	1,180,000	1,229,000
Current portion of lease liabilities	36,000	57,000
Line of credit	2,400,000	2,500,000
Current portion of long-term debt, net	2,710,000	2,084,000

Total current liabilities	10,779,000	10,779,000

Long-term debt, net, less current portion	12,892,000	11,041,000
Deferred income taxes	68,000	63,000

Total liabilities	23,739,000	21,883,000

Commitments (see Note 9)

Shareholders' equity:
Common stock, no par value (10,000,000 authorized shares; Issued and outstanding shares - 6,330,000 at March 31, 2024 and 6,300,000 at December 31, 2023)	10,763,000	10,763,000
Additional paid-in capital	8,330,000	8,232,000
Retained earnings	3,748,000	3,629,000
Total equity-American Shared Hospital Services	22,841,000	22,624,000
Non-controlling interests in subsidiaries	3,544,000	3,655,000
Total shareholders' equity	26,385,000	26,279,000

Total liabilities and shareholders' equity	$50,124,000	$48,162,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2024	2023

Revenues:
Rental revenue from medical equipment leasing	$4,253,000	$4,229,000
Direct patient services revenue	963,000	696,000
	5,216,000	4,925,000
Costs of revenue:
Maintenance and supplies	513,000	486,000
Depreciation and amortization	1,297,000	1,357,000
Other direct operating costs	1,093,000	879,000
Other direct operating costs, related party	170,000	295,000
	3,073,000	3,017,000

Gross margin	2,143,000	1,908,000

Selling and administrative expense	1,879,000	1,539,000
Interest expense	349,000	271,000

Operating (loss) income	(85,000)	98,000

Interest and other income, net	106,000	70,000
Income before income taxes	21,000	168,000
Income tax (benefit) expense	(44,000)	68,000
Net income	65,000	100,000
Plus: Net loss attributable to non-controlling interests	54,000	88,000
Net income attributable to American Shared Hospital Services	$119,000	$188,000

Net income per share:
Income per common share - basic	$0.02	$0.03
Income per common share - diluted	$0.02	$0.03

Weighted average common shares for basic earnings per share	6,452,000	6,306,000
Weighted average common shares for diluted earnings per share	6,576,000	6,472,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

	FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2024 AND 2023
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Sub-Total ASHS	Non-controlling Interests in Subsidiaries	Total

Balances at January 1, 2023	6,184,000	$10,763,000	$7,843,000	$3,019,000	$21,625,000	$4,000,000	$25,625,000
Stock-based compensation expense	-	-	96,000	-	96,000	-	96,000
Net income (loss)	-	-	-	188,000	188,000	(88,000)	100,000
Balances at March 31, 2023	6,184,000	$10,763,000	$7,939,000	$3,207,000	$21,909,000	$3,912,000	$25,821,000

Balances at January 1, 2024	6,300,000	$10,763,000	$8,232,000	$3,629,000	$22,624,000	$3,655,000	$26,279,000
Stock-based compensation expense	-	-	98,000	-	98,000	-	98,000
Vested restricted stock awards	30,000	-	-	-	-	-	-
Capital contribution non-controlling interests	-	-	-	-	-	38,000	38,000
Cash distributions to non-controlling interests	-	-	-	-	-	(95,000)	(95,000)
Net income (loss)	-	-	-	119,000	119,000	(54,000)	65,000
Balances at March 31, 2024	6,330,000	$10,763,000	$8,330,000	$3,748,000	$22,841,000	$3,544,000	$26,385,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net income	$65,000	$100,000
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization, and other	1,334,000	1,367,000
Accretion of debt issuance costs	38,000	18,000
Non cash lease expense	21,000	88,000
Deferred income taxes	5,000	68,000
Stock-based compensation expense	98,000	96,000
Changes in operating assets and liabilities:
Receivables	(2,138,000)	(634,000)
Prepaid expenses and other assets	412,000	548,000
Related party liabilities	(1,898,000)	(66,000)
Accounts payable, accrued liabilities, and deferred revenue	268,000	279,000
Income taxes payable	(49,000)	-
Lease liabilities	(21,000)	(103,000)
Net cash (used in) provided by operating activities	(1,865,000)	1,761,000

Investing activities:
Payment for purchases of property and equipment	(1,183,000)	(209,000)
Net cash used in investing activities	(1,183,000)	(209,000)

Financing activities:
Principal payments on long-term debt	(164,000)	(730,000)
Payments on line of credit	(2,500,000)	-
Advances on line of credit	2,400,000	-
Long-term debt financing	2,700,000	-
Principal payments on short-term financing	-	(74,000)
Capital contribution non-controlling interests	38,000	-
Distributions to non-controlling interests	(95,000)	-
Debt issuance costs long-term debt	(97,000)	-
Net cash provided by (used in) financing activities	2,282,000	(804,000)
Net change in cash, cash equivalents, and restricted cash	(766,000)	748,000
Cash, cash equivalents, and restricted cash at beginning of period	13,808,000	12,453,000
Cash, cash equivalents, and restricted cash at end of period	$13,042,000	$13,201,000

Supplemental cash flow disclosure
Cash paid during the period for:
Interest	$311,000	$253,000
Income taxes	$17,000	$20,000

Schedule of noncash investing and financing activities
Equipment included in accounts payable and accrued liabilities	$1,174,000	$-

Detail of cash, cash equivalents and restricted cash at end of period
Cash and cash equivalents	$12,792,000	$13,083,000
Restricted cash	250,000	118,000
Cash, cash equivalents, and restricted cash at end of period	$13,042,000	$13,201,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.    Basis of Presentation

In the opinion of the management of American Shared Hospital Services (“ASHS”), the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for the fair presentation of ASHS consolidated financial position as of March 31, 2024, the results of its operations for the three-month periods ended March 31, 2024 and 2023, and the cash flows for the three-month periods ended March 31, 2024 and 2023. The results of operations for the three-month periods ended March 31, 2024 are not necessarily indicative of results on an annualized basis. Consolidated balance sheet amounts as of December 31, 2023 have been derived from the audited consolidated financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2023 included in the ASHS Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 1, 2024.

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

The Company (through ASRS) and Elekta AB (“Elekta”), the manufacturer of the Gamma Knife (through its wholly-owned United States subsidiary, GKV Investments, Inc.), entered into an operating agreement and formed GKF. As of March 31, 2024, GKF provides Gamma Knife units to ten medical centers in the United States in the states of Florida, Illinois, Indiana, Mississippi, Nebraska, New Mexico, New York, Ohio, Oregon, and Texas. GKF also owns and operates two single-unit Gamma Knife facilities in Lima, Peru and Guayaquil, Ecuador. The Company through its wholly-owned subsidiary, Orlando, provided proton beam radiation therapy (“PBRT”) and related equipment to a customer in the United States.

On  April 27, 2022, the Company signed a Joint Venture Agreement with the principal owners of Guadalupe Amor y Bien S.A. de C.V. (“Guadalupe”) to establish AB Radiocirugia y Radioterapia de Puebla, S.A.P.I. de C.V. of Puebla (“Puebla”) to treat public- and private-paying cancer patients and provide radiation therapy and radiosurgery services locally in Mexico. The Company and Guadalupe hold 85% and 15% ownership interests, respectively, in Puebla. Under the agreement, the Company is responsible for providing a linear accelerator upgrade to an Elekta Versa HD, and Guadalupe will be accountable for all site modification costs.  The Company formed ASHS-Mexico on  October 3, 2022 to establish Puebla.  Puebla was formed on  December 15, 2022 and the Company expects Puebla to begin treating patients in June 2024. Operating costs incurred during the three-month period ended  March 31, 2024 by Puebla, are included in the condensed consolidated statement of operations.

The Company formed the subsidiaries GKPeru and Puebla and acquired GKCE for the purposes of expanding its business internationally; Orlando and LBE to provide PBRT equipment and services in Orlando, Florida and Long Beach, California, respectively; and AGKE and JGKE to provide Gamma Knife equipment and services in Albuquerque, New Mexico and Jacksonville, Florida, respectively. LBE is not expected to generate revenue within the next two years.

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

On  November 10, 2023, the Company entered into an Investment Purchase Agreement (the “IPA”) with GenesisCare USA, Inc. (the “GenesisCare”) and GenesisCare USA Holdings, Inc. (“GC Holdings”), pursuant to which GenesisCare agreed to sell to the Company its entire equity interest in each of Southern New England Regional Cancer Center, LLC and Roger Williams Radiation Therapy, LLC, (collectively, the “RI Target Companies”) and to assign certain payor contacts to the Company for a purchase price of $2,850,000 (such transaction, the “RI Acquisition”).  The equity interests to be acquired by the Company under the IPA equates to a 60% interest in each RI Target Company. The RI Target Companies operate three functional radiation therapy cancer centers in Rhode Island. The RI Acquisition was contingent upon certain closing conditions, including GenesisCare and the Company entering into a consent agreement with the Rhode Island Department of Health and approval of all equity holders and managers of each RI Target Company. On  March 1, 2024, the Company, GenesisCare and GC Holding entered into a First Amendment to the Investment Agreement pursuant to which the parties agreed to extend the date on which a party could terminate the IPA if the closing conditions had not been met (the “Permitted Termination Date”) from  March 10, 2024 to  April 30, 2024. On April 18, 2024, the parties agreed to a Second Amendment to the Investment Agreement pursuant to which GenesisCare agreed to sell a Discovery RT OPEN OC Mid CTM to the Company for $175,000, payment for which is required 5 days following the close of the acquisition. On  April 24 2024, the Company, GenesisCare and GC Holdings, entered into a Third Amendment to the Investment Agreement that further extended the Permitted Termination Date to May 31, 2024. On May 7, 2024, the parties entered into a Fourth Amendment to the Investment Purchase Agreement, pursuant to which GenesisCare agreed to transfer certain assets and payor contracts to the RI Target Companies, rather than transferring such assets and payor contracts to the Company. The parties completed the remaining closing conditions pursuant to the IPA and closed the RI Acquisition on May 7, 2024.

The RI acquisition will be accounted for as a business combination under ASC 805 Business Combinations, which requires, among other things, that purchase consideration, assets acquired, and liabilities assumed be measured at their fair values as of the acquisition date. The initial purchase allocation for the business combination is incomplete at this time, subject to initial accounting. Disclosures regarding amounts recognized for major classes of assets acquired and liabilities assumed will be provided once the initial accounting is completed.

Costs related to legal, financial and due diligence services performed in connection with the RI Acquisition recorded in selling and administrative expense in the condensed consolidated statement of operations were $322,000 for three-month period ended March 31, 2024.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Accounting pronouncements issued and not yet adopted - In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) which enhances the disclosure requirements for segment reporting, primarily disclosures around significant segment expenses.  The key provisions of the amendments require disclosure of significant segment expense reviewed by the Chief Operating Decision Maker (the “CODM”), require disclosure of an “other” segment category, require disclosure of segment profit or loss and assets for interim periods, clarify and require disclosure of other measurements used by the CODM in assessing segment performance and allocating resources, and require disclosure of the CODM’s title and position and an explanation of how the CODM assesses segment performance.  ASU 2023-07 is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating ASU 2023-07 to determine the impact it may have on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740) Improvements to Income Tax Disclosures (“ASU 2023-09”) which requires entities, on an annual basis, to disclose: specific categories in the rate reconciliation, additional information for reconciling items that meet a quantitative threshold, the amount of income taxes paid, net of refunds, disaggregated by jurisdiction, income or loss from continuing operations before income tax, income tax expense from continuing operations disaggregated between foreign and domestic, and income tax expense from continuing operations disaggregated by federal, state and foreign.  ASU 2023-09 is effective for annual periods beginning after December 15, 2024.  The Company is currently evaluating ASU 2023-09 to determine the impact it may have on its consolidated financial statements.

Revenue recognition - The Company recognizes revenues under Accounting Standards Codification (“ASC”) 842 Leases (“ASC 842”) and ASC 606 Revenue from Contracts with Customers (“ASC 606”).

Rental revenue from medical equipment leasing (“leasing”) – The Company recognizes revenues under ASC 842 when services have been rendered and collectability is reasonably assured, on either a fee per use or revenue sharing basis. The terms of the contracts do not contain any guaranteed minimum payments. The Company’s lease contracts typically have a ten-year term and are classified as either fee per use or revenue sharing. Fee per use revenues are recognized at the time the procedures are performed, based on each hospital’s contracted rate and the number of procedures performed. Under revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital. The amount the Company expects to receive is recorded as revenue and estimated based on historical experience. Revenue estimates are reviewed periodically and adjusted as necessary.  Some of the Company’s revenue sharing arrangements also have a cost sharing component and net profit share for the operating costs of the center. The Company records an estimate of operating costs which are reviewed on a regular basis and adjusted as necessary to more accurately reflect the actual operating costs and profit. The operating costs and estimated net operating profit are recorded as other direct operating costs in the condensed consolidated statements of operations. For the three-month periods ended March 31, 2024 and 2023, the Company recognized leasing revenue of approximately $4,253,000 and $4,229,000 of which approximately $2,649,000 and $2,314,000 were for PBRT services, respectively.

Direct patient services income (“retail”) – The Company has stand-alone facilities in Lima, Peru and Guayaquil, Ecuador, where contracts exist between the Company’s facilities and the individual patients treated at the facility. Under ASC 606, the Company acts as the principal in these transactions and provides, at a point in time, a single performance obligation, in the form of a Gamma Knife treatment. Revenue related to a Gamma Knife treatment is recognized on a gross basis at the time when the patient receives treatment. There is no variable consideration present in the Company’s performance obligation and the transaction price is agreed upon per the stated contractual rate. GKPeru’s payment terms are typically prepaid for self-pay patients and insurance provider payments are paid net 30 days. GKCE’s patient population is primarily covered by a government payor and payments are paid between three and six months following issuance of an invoice. The Company did not capitalize any incremental costs related to the fulfillment of its customer contracts. Accounts receivable balances under ASC 606 at  March 31, 2024 and January 1, 2024 were $1,882,000 and $1,626,000, respectively. Accounts receivable balances under ASC 606 at  March 31, 2023 and January 1, 2023 were $1,058,000 and $1,021,000, respectively. For the three-month periods ended March 31, 2024, the Company recognized revenues of approximately $963,000 and $696,000 under ASC 606, respectively.

Business segment information - Based on the guidance provided in accordance with ASC 280 Segment Reporting (“ASC 280”), the Company analyzed its subsidiaries which are all in the business of providing radiosurgery and radiation therapy services, either through leasing to healthcare providers or directly to patients, and concluded there are two reportable segments, leasing and retail. As of March 31, 2024, the Company provided Gamma Knife and PBRT equipment to eleven hospitals in the United States and owns and operates two single-unit facilities in Lima, Peru and Guayaquil, Ecuador. An operating segment is defined by ASC 280 as it engages in business activities in which it  may recognize revenues and incur expenses, its operating results are regularly reviewed by the Company’s Chief Operating Decision Maker (“CODM”), and its discrete financial information is available. The Company determined two reportable segments existed due to similarities in economics of business operations and how the Company recognizes revenue for the patient treatment. The operating results of the two reportable segments are reviewed by the Company’s Executive Chairman of the Board and Chief Executive Officer, who is also the CODM.

For the three-month period ended March 31, 2024, the Company’s PBRT operations represented a significant majority of the net income attributable to the Company, disclosed below. The revenues, depreciation, interest expense, interest income, tax expense and net income attributable to American Shared Hospital Services for the Company’s two reportable segments as of  March 31, 2024 and 2023 consist of the following:

	Three Months Ended March 31,
	2024	2023
Revenues
Leasing	$4,253,000	$4,229,000
Retail	963,000	696,000
Total	$5,216,000	$4,925,000

	2024	2023
Depreciation expense
Leasing	$1,092,000	$1,189,000
Retail	242,000	178,000
Total	$1,334,000	$1,367,000

	2024	2023
Interest expense
Leasing	$316,000	$271,000
Retail	33,000	-
Total	$349,000	$271,000

	2024	2023
Interest income
Leasing	$111,000	$87,000
Retail	-	-
Total	$111,000	$87,000

	2024	2023
Income tax (benefit) expense
Leasing	$42,000	$59,000
Retail	(86,000)	9,000
Total	$(44,000)	$68,000

	2024	2023

Net income (loss) attributable to American Shared Hospital Services
Leasing	$201,000	$255,000
Retail	(82,000)	(67,000)
Total	$119,000	$188,000

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

The following table summarizes property and equipment as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023

Medical equipment and facilities	$75,272,000	$77,150,000
Office equipment	314,000	306,000
Construction in progress	3,549,000	3,771,000
	79,135,000	81,227,000
Accumulated depreciation	(52,256,000)	(55,383,000)
Net property and equipment	$26,879,000	$25,844,000

Net property and equipment held outside of the United States	$5,984,000	$3,966,000

Depreciation expense in the condensed consolidated statements of operations for the three-month periods ended March 31, 2024 and 2023 is as follows:

	March 31,	March 31,
	2024	2023

Depreciation expense	$1,334,000	$1,367,000

Note 3.    Long-Term Debt Financing

On April 9, 2021 the Company along with certain of its domestic subsidiaries (collectively, the “Loan Parties”) entered into a five year $22,000,000 credit agreement (the “Credit Agreement”) with Fifth Third Bank, N.A. (“Fifth Third”). The Credit Agreement includes three loan facilities. The first loan facility is a $9,500,000 term loan (the “Term Loan”) which was used to refinance the domestic Gamma Knife debt and finance leases, and associated closing costs. The second loan facility of $5,500,000 is a delayed draw term loan (the “DDTL”) which was used to refinance the Company’s PBRT finance leases and associated closing costs, as well as to provide additional working capital. The third loan facility provides for a $7,000,000 revolving line of credit (the “Revolving Line”) available for future projects and general corporate purposes. The Company borrowed $2,400,000 on the Revolving Line as of  March 31, 2024, which was paid off in April 2024. The facilities have a five-year maturity and carry a floating interest of SOFR plus 3.0% and are secured by a lien on substantially all of the assets of the Loan Parties and guaranteed by ASHS.

On  January 25, 2024 (the “First Amendment Effective Date”), the Company and Fifth Third entered into a First Amendment to Credit Agreement (the “First Amendment”), which amended the Credit Agreement to add a new term loan in the aggregate principal amount of $2,700,000 (the “Supplemental Term Loan”). The proceeds of the Supplemental Term Loan were advanced in a single borrowing on  January 25, 2024, and were used for capital expenditures related to the Company’s operations in Puebla, Mexico and other related transaction costs. The Supplemental Term Loan will mature on  January 25, 2030 (the “Maturity Date”). Interest on the Supplemental Term Loan is payable monthly during the initial twelve month period following the First Amendment Effective Date. Following such twelve month period, the Company is required to make equal monthly payments of principal and interest to fully amortize the amount outstanding under the Supplemental Term Loan by the Maturity Date. The Supplemental Term Loan is secured by a lien on substantially all of the assets of the Company and certain of its domestic subsidiaries. The First Amendment also replaces the LIBOR-based rates in the Credit Agreement with SOFR-based rates. Pursuant to the First Amendment, advances under the Credit Agreement bear interest at a floating rate per annum equal to SOFR plus 3.00%, subject to a SOFR floor of 0.00%. The long-term debt on the condensed consolidated balance sheets related to the Term Loan and DDTL was $13,525,000 and $10,825,000 as of March 31, 2024 and December 31, 2023, respectively.  The Company capitalized debt issuance costs of $97,000 as of  March 31, 2024 related to issuance of the Supplemental Term Loan.

The Credit Agreement contains customary covenants and representations, including without limitation, a minimum fixed charge coverage ratio of 1.25 and maximum funded debt to EBITDA ratio of 3.0 to 1.0 (tested on a trailing twelve-month basis at the end of each fiscal quarter), reporting obligations, limitations on dispositions, changes in ownership, mergers and acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and capital expenditures. The Loan Parties are in compliance with the Credit Agreement covenants as of  March 31, 2024.

The loan entered into with United States International Development Finance Corporation (“DFC”) in connection with the acquisition of GKCE in June 2020 (the “DFC Loan”) was obtained through the Company’s wholly-owned subsidiary, HoldCo and is guaranteed by GKF. The DFC Loan is secured by a lien on GKCE’s assets. The first tranche of the DFC Loan was funded in  June 2020. During the fourth quarter of 2023, the second tranche of the DFC loan was funded to finance the equipment upgrade in Ecuador. The amount outstanding under the first tranche of the DFC Loan is payable in 29 quarterly installments with a fixed interest rate of 3.67%.  The amount outstanding under the second tranche of the DFC Loan is payable in 16 quarterly installments with a fixed interest rate of 7.49%. The long-term debt on the condensed consolidated balance sheets related to the DFC Loan was $2,299,000 and $2,464,000 as of March 31, 2024 and December 31, 2023, respectively. The Company capitalized debt issuance costs of $0 and $9,000 as of  March 31, 2024 and December 31, 2023, respectively, related to maintenance and administrative fees on the DFC Loan.

The DFC Loan contains customary covenants including without limitation, requirements that HoldCo maintain certain financial ratios related to liquidity and cash flow as well as depository requirements. On March 28, 2024 the HoldCo received a waiver and amendment from DFC for certain covenants as of December 31, 2023 and through December 31, 2024 and amended other covenants and definitions permanently. HoldCo was in compliance with all debt covenants pursuant to the DFC Loan as amended and waived at March 31, 2024.

The accretion of debt issuance costs for the three-month periods ended March 31, 2024 and 2023 was $38,000 and $18,000, respectively. As of March 31, 2024 and December 31, 2023, the unamortized deferred issuance costs on the consolidated balance sheet was $222,000 and $164,000, respectively.

As of March 31, 2024, long-term debt on the condensed consolidated balance sheets was $15,602,000. The following are contractual maturities of long-term debt as of  March 31, 2024, excluding deferred issuance costs of $222,000:

Year ending December 31,	Principal
2024 (excluding the three-months ended March 31, 2024)	$1,992,000
2025	3,402,000
2026	8,272,000
2027	1,033,000
2028	540,000
Thereafter	585,000
$15,824,000

Note 4.    Other Accrued Liabilities

Other accrued liabilities consist of the following as of  March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Professional services	$769,000	$472,000
Operating costs	489,000	450,000
Other	326,000	304,000
Total other accrued liabilities	$1,584,000	$1,226,000

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

The Company’s lessee operating leases are accounted for as ROU assets, current portion of lease liabilities, and lease liabilities on the condensed consolidated balance sheets. Operating lease ROU assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company’s operating lease contracts do not provide an implicit rate for calculating the present value of future lease payments. The Company determined its incremental borrowing rate to be in the range of approximately 4% and 6% by using available market rates and expected lease terms. The operating lease ROU assets and liabilities include any lease payments made and there were no lease incentives or initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company’s lessee operating lease agreements are for administrative office space and related equipment, and the agreement to lease clinic space for its stand-alone facility in Lima, Peru. These leases have remaining lease terms of approximately 8 months, some of which include options to renew or extend the lease. As of March 31, 2024, operating ROU assets and lease liabilities were $36,000.

The following table summarizes the maturities of the Company's lessee operating lease liabilities as of March 31, 2024:

Year ending December 31,	Operating Leases

2024 (excluding the three-months ended March 31, 2024)	$37,000
Total lease payments	37,000
Less imputed interest	(1,000)
Total	$36,000

	Three Months Ended March 31,
	2024	2023
Lease cost
Operating lease cost	$21,000	$103,000
Sublease income	-	(50,000)
Total lease cost	$21,000	$53,000

Other information
Cash paid for amounts included in the measurement of lease liabilities - Operating leases	$21,000	$103,000
Weighted-average remaining lease term - Operating leases in years	0.67	0.95
Weighted-average discount rate - Operating leases	4.42%	5.54%

Note 6.    Per Share Amounts

Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding. The Company calculates diluted shares using the treasury stock method. The computation for the three-month periods ended March 31, 2024 and 2023 excluded approximately 138,000 and 6,000, respectively, of the Company’s stock options because the exercise price of the options was higher than the average market price during the period. The weighted average common shares outstanding for basic earnings per share for the three-month periods ended March 31, 2024 and 2023 included approximately 123,000 and 123,000, respectively, of the Company's restricted stock awards that are fully vested but are deferred for issuance.

The following table sets forth the computation of basic and diluted earnings per share for the three-month periods ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Net income attributable to American Shared Hospital Services	$119,000	$188,000

Weighted average common shares for basic earnings per share	6,452,000	6,306,000
Dilutive effect of stock options and restricted stock awards	124,000	166,000
Weighted average common shares for diluted earnings per share	6,576,000	6,472,000

Basic earnings per share	$0.02	$0.03
Diluted earnings per share	$0.02	$0.03

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

Stock-based compensation expense associated with the Company’s stock options to employees is calculated using the Black-Scholes valuation model. The Company’s stock awards have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates. The estimated fair value of the Company’s option grants is estimated using assumptions for expected life, volatility, dividend yield, and risk-free interest rate which are specific to each award. The estimated fair value of the Company’s options is expensed over the period during which an employee is required to provide service in exchange for the award (requisite service period), usually the vesting period. Accordingly, stock-based compensation cost before income tax effect for the Company’s options and restricted stock awards in the amount of $98,000 and $96,000 for the three-month periods ended March 31, 2024 and 2023, respectively, is reflected in selling and administrative expense in the condensed consolidated statements of operations. For the three-month period ended March 31, 2024, there was approximately $146,000 of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plan. This cost is expected to be recognized over a period of approximately four years.

The following table summarizes stock option activity for the three-month periods ended March 31, 2024 and 2023:

	Stock Options	Grant Date Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Intrinsic Value
Outstanding at January 1, 2024	146,000	$2.83	5.44	$-
Outstanding at March 31, 2024	146,000	$2.83	5.19	$5,000
Exercisable at March 31, 2024	42,000	$2.86	3.84	$-

Outstanding at January 1, 2023	95,000	$2.76	4.83	$25,000
Granted	50,000	$2.93	7.00	$-
Forfeited	(2,000)	$3.90	-	$-
Outstanding at March 31, 2023	143,000	$2.80	4.76	$26,000
Exercisable at March 31, 2023	48,000	$2.73	2.51	$-

Note 8.    Income Taxes

The Company generally calculates its effective income tax rate at the end of an interim period using an estimate of the annualized effective income tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate of the annualized effective income tax rate cannot be made, the Company computes its provision for income taxes using the actual effective income tax rate for the results of operations reported within the year-to-date periods. The Company’s effective income tax rate is highly influenced by relative income or losses reported and the amount of the nondeductible stock-based compensation associated with grants of its common stock options and from the results of international operations. A small change in estimated annual pretax income can produce a significant variance in the annualized effective income tax rate given the expected amount of these items. As a result, the Company has computed its provision for income taxes for the three-month periods ended March 31, 2024 and 2023 by applying the actual effective tax rates to income or reported within the condensed consolidated financial statements through those periods.  The provision for income taxes for the three-month period ended March 31, 2024 included a non-recurring adjustment for unrecognized tax benefits related to foreign taxes of $100,000 which offset income tax expense for the same period.

Note 9.    Commitments

As of March 31, 2024, the Company had commitments to purchase and install two Leksell Gamma Knife Esprit Systems (“Esprit”), one Gamma Plan workstation, one Linear Accelerator (“LINAC”) system, and one Magnetic Resonance imaging guided LINAC (“MR LINAC”). The LINAC, MR LINAC and one Esprit will be placed at future customer sites. The remaining Esprit upgrade is scheduled to occur during 2024 at an existing customer site. The Company also has one commitment to de-install a Gamma Knife unit at an existing customer site. Total Gamma Knife and LINAC commitments as of March 31, 2024 were $13,752,000. There are no deposits on the condensed consolidated balance sheets related to these commitments as of March 31, 2024. It is the Company’s intent to finance substantially all of these commitments. There can be no assurance that financing will be available for the Company’s current or future projects, or at terms that are acceptable to the Company. However, the Company currently has cash on hand of $13,042,000 and a line of credit of $7,000,000 and is actively engaged with financing resources to fund these projects. The Company borrowed $2,400,000 on the Revolving Line as of March 31, 2024, which was paid off in April 2024.

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

As of March 31, 2024, the Company had commitments to service and maintain its Gamma Knife and PBRT equipment. The service commitments are carried out via contracts with Mevion, Elekta and Mobius Imaging, LLC. The Company’s commitments to purchase two LINAC systems also include a 9-year and 5-year agreement to service the equipment, respectively. Total service commitments as of  March 31, 2024 were $14,120,000. The Gamma Knife and certain other service contracts are paid monthly, as service is performed. The Company believes that cash flow from cash on hand and operations will be sufficient to cover these payments.

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

The following table summarizes related party activity for the three-month periods ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Equipment purchases and de-install costs	$2,416,000	$201,000
Costs incurred to maintain equipment	170,000	295,000
Total related party transactions	$2,586,000	$496,000

The Company also had commitments to purchase and install Gamma Knife units, purchase a LINAC and MR LINAC system and service the related equipment of $16,625,000 as of   March 31, 2024.

Related party liabilities on the condensed consolidated balance sheets consist of the following as of  March 31, 2024 and December 31, 2023

	March 31,	December 31,
	2024	2023
Accounts payable, asset retirement obligation and other accrued liabilities	$1,637,000	$2,361,000

Note 11.    Subsequent Events

On May 7, 2024, the Company completed its purchase of GenesisCare’s 60% interest in the two RI Target Companies in accordance with the terms of the IPA. In exchange, the Company paid a purchase price of $2,850,000.  Pursuant to the Second Amendment executed on April 18, 2024, the Company paid an additional $175,000 to GenesisCare for a Discovery RT OPEN OC Mid CTM on May 14, 2024.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report to the SEC may be deemed to contain certain forward-looking statements. The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability. Forward-looking statements may include words like we “believe”, “anticipate”, “target”, “expect”, “pro forma”, “estimate”, “intend”, “will”, “is designed to”, “plan” and words of similar meaning. Forward-looking statements describe our future plans, objectives, expectations or goals. Such statements address future events and conditions and include, but are not limited to, such things as capital expenditures, earnings, liquidity and capital resources, financing of our business,  government programs and regulations, legislation affecting the health care industry, the expansion of our proton beam radiation therapy business, accounting matters, compliance with debt covenants, completed and pending acquisitions, competition, customer concentration, contractual obligations, timing of payments, technology and interest rates. These forward-looking statements involve known and unknown risks that may cause our actual results in future periods to differ materially from those expressed in any forward-looking statement. Factors that could cause or contribute to such differences include, but are not limited to, such things as our level of debt, the limited market for our capital-intensive services, the impact of lowered federal reimbursement rates, the impact of U.S. health care reform legislation, competition and alternatives to our services, technological advances and the risk of equipment obsolescence, our significant investment in the proton beam radiation therapy business, restrictions in our debt agreements that limit our flexibility to operate our business, our ability to repay our indebtedness, our ability to integrate the RI Target Companies with our existing business, breaches in security of our information technology, the small and illiquid market for our stock. These lists are not all-inclusive because it is not possible to predict all factors. Further information on potential factors that could affect the financial condition, results of operations and future plans of American Shared Hospital Services is included in the filings of the Company with the SEC, including the Annual Report on Form 10-K for the year ended December 31, 2023 and the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 25, 2024. Any forward-looking statement speaks only as of the date such statement was made, and we are not obligated to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made, except as required by applicable laws or regulations.

Overview

American Shared Hospital Services is a leading provider of turn-key technology solutions for stereotactic radiosurgery and advanced radiation therapy equipment and services. The main drivers of the Company’s revenue are numbers of sites, procedure volume, and reimbursement. The Company delivers radiation therapy through medical equipment leasing and direct patient services, its two reportable segments. The medical equipment leasing segment, which we also refer to as the Company’s leasing segment, operates by fee-per-use contracts or revenue sharing contracts where the Company shares in the revenue and operating costs of the equipment.  The Company leases ten Gamma Knife systems and one PBRT system as of March 31, 2024, where a contract exists between the hospital and the Company.  The Company, through GKF, also owns and operates two single-unit Gamma Knife facilities in Lima, Peru and Guayaquil, Ecuador. The Company’s facilities in Peru and Ecuador are considered direct patient services, which we also refer to as the Company’s retail segment, where a contract exists between the Company's facilities and the individual treated at the facility.

Based on the guidance provided in accordance with ASC 280, the Company determined it has two reportable segments, leasing and retail. See Note 1 - Basis of Presentation to the condensed consolidated financial statements for additional information. The Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects activity for both segments and specifically addresses a segment when appropriate to the discussion.

Reimbursement

The Centers for Medicare and Medicaid (“CMS”) has established a 2024 delivery code reimbursement rate of approximately $7,420 ($7,691 in 2023) for a Medicare Gamma Knife treatment. The approximate CMS reimbursement rates for delivery of PBRT for a simple treatment without compensation for 2024 is $561 ($572 in 2023) and $1,362 ($1,323 in 2023) for simple with compensation, intermediate and complex treatments, respectively.

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

Rhode Island Acquisition

On November 10, 2023, the Company entered into an Investment Purchase Agreement (the “IPA”) with GenesisCare USA, Inc. (the “GenesisCare”) and GenesisCare USA Holdings, Inc. (“GC Holdings”), pursuant to which GenesisCare agreed to sell to the Company its entire equity interest in each of Southern New England Regional Cancer Center, LLC and Roger Williams Radiation Therapy, LLC, (collectively, the “RI Target Companies”) and to assign certain payor contacts to the Company for a purchase price of $2,850,000 (such transaction, the “RI Acquisition”).  The equity interests to be acquired by the Company under the IPA equates to a 60% interest in each RI Target Company. The RI Target Companies operate three functional radiation therapy cancer centers in Rhode Island. The RI Acquisition was contingent upon certain closing conditions, including GenesisCare and the Company entering into a consent agreement with the Rhode Island Department of Health and approval of all equity holders and managers of each RI Target Company. On March 1, 2024, the Company, GenesisCare and GC Holding entered into a First Amendment to the Investment Agreement pursuant to which the parties agreed to extend the date on which a party could terminate the IPA if the closing conditions had not been met (the “Permitted Termination Date”) from March 10, 2024 to April 30, 2024. On April 18, 2024, the parties agreed to a Second Amendment to the Investment Agreement pursuant to which GenesisCare agreed to sell a Discovery RT OPEN OC Mid CTM to the Company for $175,000, payment for which is required 5 days following the close of the acquisition. On April 24 2024, the Company, GenesisCare and GC Holdings, entered into a Third Amendment to the Investment Agreement that further extended the Permitted Termination Date to May 31, 2024. On May 7, 2024, the parties entered into a Fourth Amendment to the Investment Purchase Agreement, pursuant to which GenesisCare agreed to transfer certain assets and payor contracts to the RI Target Companies, rather than transferring such assets and payor contracts to the Company. The parties completed the remaining closing conditions pursuant to the IPA and closed the RI Acquisition on May 7, 2024.

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

The most significant accounting policies followed by the Company are presented in Note 2 to the consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2023. These policies along with the disclosures presented in the other condensed consolidated financial statement notes and, in this discussion, and analysis, provide information on how significant assets and liabilities are valued in the condensed consolidated financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts, and the methods, assumptions and estimates underlying those amounts, management has identified revenue recognition and costs of sales for turn-key and revenue sharing arrangements, and the carrying value of property and equipment and useful lives, and as such the aforementioned could be most subject to revision as new information becomes available. The following are our critical accounting policies in which management’s estimates, assumptions and judgments most directly and materially affect the condensed consolidated financial statements:

Revenue Recognition

The Company recognizes revenues under ASC 842 and ASC 606. The Company had ten domestic Gamma Knife units, two international Gamma Knife units, and one PBRT system in operation in the United States as of March 31, 2024 and twelve domestic Gamma Knife units, two international Gamma Knife units, and one PBRT system in operation in the United States as of March 31, 2023. Five of the Company’s ten domestic Gamma Knife customers are under fee-per-use contracts, and five customers are under revenue sharing arrangements. The ten domestic Gamma Knife contracts operate under the Company’s leasing segment. The Company’s PBRT system at Orlando Health is considered a revenue share contract operating under the leasing segment. The Company, through GKF, also owns and operates two single-unit, international Gamma Knife facilities in Lima, Peru and Guayaquil, Ecuador. These two units economically operate under the Company’s retail segment.

Rental revenue from medical equipment leasing (“leasing”) – The Company recognizes revenues under ASC 842 when services have been rendered and collectability is reasonably assured, on either a fee per use or revenue sharing basis. The terms of the contracts do not contain any guaranteed minimum payments. The Company’s lease contracts typically have a ten-year term and are classified as either fee per use or revenue sharing. Fee per use revenues are recognized at the time the procedures are performed, based on each hospital’s contracted rate and the number of procedures performed. Under revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital. The amount the Company expects to receive is recorded as revenue and estimated based on historical experience. Revenue estimates are reviewed periodically and adjusted as necessary.  Some of the Company’s revenue sharing arrangements also have a cost sharing component and net profit share for the operating costs of the center. The Company records an estimate of operating costs which are reviewed on a regular basis and adjusted as necessary to more accurately reflect the actual operating costs and profit. The operating costs and estimated net operating profit are recorded as other direct operating costs in the condensed consolidated statements of operations. For the three-month periods ended March 31, 2024 and 2023, the Company recognized leasing revenue of approximately $4,253,000 and $4,229,000 of which approximately $2,649,000 and $2,314,000 were for PBRT services, respectively.

Direct patient services income (“retail”) – The Company has stand-alone facilities in Lima, Peru and Guayaquil, Ecuador, where contracts exist between the Company’s facilities and the individual patients treated at the facility. Under ASC 606, the Company acts as the principal in these transactions and provides, at a point in time, a single performance obligation, in the form of a Gamma Knife treatment. Revenue related to a Gamma Knife treatment is recognized on a gross basis at the time when the patient receives treatment. There is no variable consideration present in the Company’s performance obligation and the transaction price is agreed upon per the stated contractual rate. GKPeru’s payment terms are typically prepaid for self-pay patients and insurance provider payments are paid net 30 days. GKCE’s patient population is primarily covered by a government payor and payments are paid between three and six months following issuance of an invoice. The Company did not capitalize any incremental costs related to the fulfillment of its customer contracts. Accounts receivable balances under ASC 606 at March 31, 2024 and January 1, 2024 were $1,882,000 and $1,626,000, respectively. Accounts receivable balances under ASC 606 at March 31, 2023 and January 1, 2023 were $1,058,000 and $1,021,000, respectively. For the three-month periods ended March 31, 2024, the Company recognized revenues of approximately $963,000 and $696,000 under ASC 606, respectively.

Salvage Value on Equipment

Salvage value is based on the estimated fair value of the equipment at the end of its useful life. The Company determines salvage value based on the estimated fair value of the equipment at the end of its useful life. There is no active resale market of Gamma Knife or PBRT equipment, but the Company believes its salvage value estimates were a reasonable assessment of the economic value of the equipment when the contract ends. There is no salvage value assigned to the two international Gamma Knife units as of  March 31, 2024. The Company has not assigned salvage value to its PBRT equipment.

Accounting Pronouncements Issued and Not Yet Adopted

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

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740) Improvements to Income Tax Disclosures (“ASU 2023-09”) which requires entities, on an annual basis, to disclose: specific categories in the rate reconciliation, additional information for reconciling items that meet a quantitative threshold, the amount of income taxes paid, net of refunds, disaggregated by jurisdiction, income or loss from continuing operations before income tax, income tax expense from continuing operations disaggregated between foreign and domestic, and income tax expense from continuing operations disaggregated by federal, state and foreign.  ASU 2023-09 is effective for annual periods beginning after December 15, 2024.  The Company is currently evaluating ASU 2023-09 to determine the impact it may have on its consolidated financial statements.

First Quarter 2024 Results

Revenues increased by $291,000 to $5,216,000 for the three-month period ended March 31, 2024 compared to $4,925,000 for the same period in the prior year.  Revenues from the Company’s leasing segment increased by $24,000 to $4,253,000 for the three-month period ended March 31, 2024 compared to $4,229,000for the same period in the prior year.  The increase in leasing revenue was driven by an increase PBRT average reimbursement, offset by lower Gamma Knife volumes. Revenues from the Company’s retail segment increased by $267,000 to $963,000 for the three-month period ended March 31, 2024 compared to $696,000 for the same period in the prior year.  The increase in retail revenue was due to higher volumes at the Company’s international locations.

Revenues generated from the Company’s PBRT system increased by $335,000 to $2,649,000 for the three-month period ended March 31, 2024 compared to $2,314,000 for the same period in the prior year. The increase for the three-month period ended March 31, 2024 was due to an increase in average reimbursement due to a shift in payor mix from Medicare to commercial or other payors, which are reimbursed at a higher rate.

The number of PBRT fractions decreased by 260 to 1,276 for the three-month period ended March 31, 2024 compared to 1,536 for the same period in the prior year. The decrease in PBRT volumes for the three-month period ended March 31, 2024 was due to normal, cyclical fluctuations.

Gamma Knife revenue decreased by $44,000 to $2,567,000 for the three-month period ended March 31, 2024 compared to $2,611,000 for the same period in the prior year. The decrease in Gamma Knife revenue for the three-month period ended March 31, 2024 was due to lower procedure volume, offset by an increase in average reimbursement at the Company’s revenue sharing locations.

The number of Gamma Knife procedures decreased by 20 to 273 for the three-month period ended March 31, 2024 compared to 293 for the same period in the prior year. The decrease in Gamma Knife procedures for the three-month period ended March 31, 2024 was due to the expiration of two customer contracts in the second and third quarters of 2023. Excluding the two customer contracts that expired, Gamma Knife procedures increased by 10 or 4% for the three-month period ended March 31, 2024.

Gamma Knife procedures for the Company’s leasing segment decreased by 53 for the three-month period ended March 31, 2024 due to the expiration of two customer contracts.  Gamma Knife procedures for the Company’s retail segment increased by 33 for the three-month period ended March 31, 2024 compared to the same period in the prior year, due to improved marketing and physician outreach at the Company’s international locations.  The Company also performed a Cobalt-60 reload and upgrade of the equipment at it’s site in Ecuador in the fourth quarter of 2023.  The replacement of the Cobalt-60 provides for faster treatment times.

Total costs of revenue increased by $56,000 to $3,073,000 for the three-month period ended March 31, 2024 compared to $3,017,000 for the same period in the prior year.

Maintenance and supplies and other direct operating costs, related party, decreased by $98,000 to $683,000 for the three-month period ended March 31, 2024 compared to $781,000 for the same period in the prior year. The decrease in maintenance and supplies and other direct operating costs, related party, was primarily due to the expiration of two service contracts that expired in the second and third quarters of 2023, with the related customer contracts.

Depreciation and amortization decreased by $60,000 to $1,297,000 for the three-month period ended March 31, 2024 compared to $1,357,000 for the same period in the prior year. The decrease in depreciation and amortization for the three-month period ended March 31, 2024 was due to the Company’s contract that expired in the third quarter of 2023, offset by higher depreciation for upgraded equipment at two of the Company’s operating locations.

Other direct operating costs increased by $214,000 to $1,093,000 for the three-month period ended March 31, 2024 compared to $879,000 for the same period in the prior year. The increase in other direct operating costs for the three-month period ended March 31, 2024 was primarily due to higher volumes and therefore higher operating costs from the Company’s retail segment.

Selling and administrative expense increased by $340,000 to $1,879,000 for the three-month period ended March 31, 2024 compared to $1,539,000 for the same period in the prior year. The increase in selling and administrative expense for the three-month period ended March 31, 2024 was due to approximately $377,000 in fees associated with new business opportunities, including the Company’s RI Acquisition.

Interest expense increased by $78,000 to $349,000 for the three-month period ended March 31, 2024 compared to $271,000 for the same period in the prior year. The debt under the Credit Agreement carries a floating interest rate of SOFR plus 3%.  The increase for the three-month period ended March 31, 2024 was due to an increase in SOFR and borrowings compared to the same period of the prior year.

Interest and other income increased by $36,000 to $106,000 for the three-month period ended March 31, 2024 compared to income of $70,000 for the same period in the prior year.  The increase for the three-month period ended March 31, 2024 is due to increases in the interest received on the Company’s cash compared to the same period in the prior year.

Income tax expense decreased by $112,000 to a benefit of $44,000 for the three-month period ended March 31, 2024 compared to income tax expense of $68,000 for the same period in the prior year. The decrease in income tax benefit for the three-month period ended March 31, 2024 was due primarily to a non-recurring adjustment for unrecognized tax benefits related to foreign taxes.

Net loss attributable to non-controlling interests decreased by $34,000 to $54,000 for the three-month period ended March 31, 2024 compared to a loss of $88,000 for the same period in the prior year. Net income or loss attributable to non-controlling interests represents net income or loss earned by the 19% non-controlling interest in GKF, and net income or loss of the non-controlling interests in various subsidiaries controlled by GKF. The decrease or increase in net income or loss attributable to non-controlling interests reflects the relative profitability of GKF.

Net income decreased by $69,000 to net income of $119,000, or $0.02 per diluted share for the three-month period ended March 31, 2024 compared to net income of $188,000, or $0.03 per diluted share for the same period in the prior year. Net income decreased for the three-month period ended March 31, 2024 due to higher interest expense and higher selling and administrative expense to support the Company’s pursuit of new business opportunities, including the RI Acquisition.

Liquidity and Capital Resources

The Company’s primary liquidity needs are to fund capital expenditures as well as support working capital requirements. In general, the Company’s principal sources of liquidity are cash and cash equivalents on hand and the $7,000,000 Revolving Line. As of March 31, 2024, the Company borrowed $2,400,000 on its Revolving Line, which was repaid in April 2024. The Company had cash, cash equivalents and restricted cash of $13,042,000 at March 31, 2024 compared to $13,808,000 at December 31, 2023. The Company’s cash position decreased by $766,000 during the first three months of 2024 due to cash used in operating activities of $1,865,000, payment for the purchase of property and equipment of $1,183,000, payments on long-term debt of $164,000, net payments on the line of credit of $100,000, debt issuance costs of $97,000 and distributions to non-controlling interests of $95,000. These decreases were offset by capital contributions of $38,000 and long-term debt financing of $2,700,000. The Company’s expected primary cash needs on both a short and long-term basis are for capital expenditures, business expansion, working capital, and other general corporate purposes. The Company has scheduled interest and principal payments under its debt obligations of approximately $3,997,000 during the next 12 months.

Working Capital

The Company had working capital at March 31, 2024 of $10,586,000 compared to $9,677,000 at December 31, 2023. The $909,000 increase in working capital was primarily due to increases in accounts receivable offset by decreases in cash and prepaid maintenance. The Company believes that its cash on hand, cash flow from operations, and other cash resources are adequate to meet its scheduled debt obligations and working capital requirements during the next 12 months. See additional discussion in the “Commitments” section below. The Company, in the past, has secured financing for its Gamma Knife and radiation therapy units. The Company has secured financing for its projects from several lenders and anticipates that it will be able to secure financing on future projects from these or other lending sources, but there can be no assurance that financing will continue to be available on acceptable terms.

Long-Term Debt

On April 9, 2021, the Company and certain of its domestic subsidiaries entered into a five year $22,000,000 credit agreement with Fifth Third Bank, N.A., which refinanced its existing domestic Gamma Knife portfolio.  The lease financing previously obtained by Orlando was also refinanced as long-term debt by the Credit Agreement. The Credit Agreement includes three loan facilities: (1) a $9,500,000 term loan (the “Term Loan”), which was used to refinance the domestic Gamma Knife debt and finance leases and the associated closing costs; (2) a $5,500,000 delayed draw term loan (the “DDTL”), which was used to refinance the Company’s PBRT finance leases and associated closing costs and to provide additional working capital for the Company; and (3) a $7,000,000 revolving line of credit (the “Revolving Line”), which is available for the Company’s future projects and general corporate purposes. The Company borrowed $2,400,000 under the Revolving Line as of March 31, 2024, which the Company repaid in April 2024. The Credit Agreement is 48% amortized over a 58-month period with a balloon payment upon maturity and is secured by a lien on substantially all of the assets of the Company and certain of its domestic subsidiaries. The Revolving Loan, the Term Loan, and the DDTL will mature on April 9, 2026 unless accelerated due to the occurrence of certain events specified in the Credit Agreement. The Revolving Line is charged an unused line fee of 0.25% per annum. The Term Loan and DDTL have interest and principal payments due quarterly. Principal amortization on an annual basis for the Term Loan and DDTL equates to 48% of the original principal loan commitments in years one through five and an end of term payment of the remaining principal balance.

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

As of March 31, 2024, the Company was subject to customary covenants under the Credit Agreement which included, among other covenants and obligations, a minimum fixed charge coverage ratio of 1.25 to 1.0 and a total funded debt to EBITDA ratio of 3.0 to 1.0 (tested on a trailing twelve-month basis at the end of each fiscal quarter), along with an annual clean-up covenant that requires the Company to cause the outstanding principal balance under the Revolving Loan to be less than $3,500,000 for at least 30 consecutive days during each calendar year (the “Credit Agreement Covenants”). The Company was in compliance with the Credit Agreement Covenants as of March 31, 2024.

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

The DFC Loan contains customary covenants including without limitation, requirements that HoldCo maintain certain financial ratios related to liquidity and cash flow as well as depository requirements. On March 28, 2024, HoldCo received a waiver and amendment from DFC for certain covenants as of December 31, 2023 and through December 31, 2024 and amended other covenants and definitions permanently. HoldCo was in compliance with all debt covenants pursuant to the DFC Loan as amended and waived at March 31, 2024.

The Company’s combined long-term debt, net of deferred issuance costs, totaled $15,602,000 as of March 31, 2024. See Note 3 - Long Term Debt to the condensed consolidated financial statements for additional information.

Commitments

As of March 31, 2024, the Company had commitments to purchase and install two Leksell Gamma Knife Esprit Systems (“Esprit”), one Gamma Plan workstation, one Linear Accelerator (“LINAC”) system, and one Magnetic Resonance imaging guided LINAC (“MR LINAC”). The LINAC, MR LINAC and one Esprit will be placed at future customer sites. The remaining Esprit upgrade is scheduled to occur during 2024 at an existing customer site. The Company also has one commitment to de-install a Gamma Knife unit at an existing customer site. Total Gamma Knife and LINAC commitments as of March 31, 2024 were $13,752,000. There are no deposits on the condensed consolidated balance sheets related to these commitments as of March 31, 2024. It is the Company’s intent to finance substantially all of these commitments. There can be no assurance that financing will be available for the Company’s current or future projects, or at terms that are acceptable to the Company. However, the Company currently has cash on hand of $13,042,000 and a line of credit of $7,000,000 and is actively engaged with financing resources to fund these projects. The Company borrowed $2,400,000 on the Revolving Line as of March 31, 2024, which was paid off in April 2024.

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

As of March 31, 2024, the Company had commitments to service and maintain its Gamma Knife and PBRT equipment. The service commitments are carried out via contracts with Mevion, Elekta and Mobius Imaging, LLC. The Company’s commitments to purchase two LINAC systems also include a 9-year and 5-year agreement to service the equipment, respectively. Total service commitments as of  March 31, 2024 were $14,120,000. The Gamma Knife and certain other service contracts are paid monthly, as service is performed. The Company believes that cash flow from cash on hand and operations will be sufficient to cover these payments.

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

The following table summarizes related party activity for the three-month periods ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Equipment purchases and de-install costs	$2,416,000	$201,000
Costs incurred to maintain equipment	170,000	295,000
Total related party transactions	$2,586,000	$496,000

The Company also had commitments to purchase and install Gamma Knife units, purchase a LINAC and MR LINAC system and service the related equipment of $16,625,000 as of March 31, 2024.

Related party liabilities on the condensed consolidated balance sheets consist of the following as of March 31, 2024 and December 31, 2023

	March 31,	December 31,
	2024	2023
Accounts payable, asset retirement obligation and other accrued liabilities	$1,637,000	$2,361,000

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage or prepayment features. The Company does not have affiliation with partnerships, trusts or other entities whose purpose is to facilitate off-balance sheet financial transactions or similar arrangements, and therefore has no exposure to the financing, liquidity, market or credit risks associated with such entities. At March 31, 2024, the Company had no significant long-term, market-sensitive investments.

Item 4.    Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the Company and its subsidiaries is communicated to the principal executive officer and our principal financial officer. Based on that evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the principal executive officer and our principal financial officer, and recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

There were no changes in our internal control over financial reporting during the three-month period ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

None.

Item 1A.    Risk Factors

Except as set forth below, there were no material changes during the period covered in this report to the risk factors previously disclosed in Part 1, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The Company may fail to successfully integrate the interests acquired in the RI Acquisition with its existing business in a timely manner, which could have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows, or the Company may fail to realize all of the expected benefits of the RI Acquisition, which could negatively impact the Company’s future results of operations.

The integration of any acquisitions, including the Company’s RI Acquisition, which was completed on May 7, 2024, requires significant time and resources. A failure by the Company to successfully integrate the businesses, operations, and contractual obligations of the RI Target Companies with the Company’s existing business in a timely manner could have a material adverse effect on the Company’s business, financial condition, cash flows, or results of operations. Acquiring majority interests in the RI Target Companies, assuming obligations under the commercial payor contracts set forth in the IPA, and integrating the businesses of the three turn-key radiation therapy cancer centers that the RI Target Companies operate in Rhode Island involves several risks that could undermine the success and expected benefits of the RI Acquisition. Such risks include but are not limited to the following:

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

Flaws in the Company’s due-diligence assessment in connection with the equity interests and payor contracts acquired in the RI Acquisition could have a significant negative effect on the Company’s financial condition and results of operations.

The Company conducted due diligence when evaluating the RI Acquisition prior to executing the IPA and continued due diligence during the interim period between signing the IPA and the closing of the RI Acquisition on May 7, 2024. The process of completing due diligence was expensive and time consuming due to the operations, accounting, finance, and legal professionals who were involved in the due-diligence process. The time and costs of the due-diligence process were amplified with respect to the Company’s evaluation of the potential costs and benefits of the RI Acquisition due to the distressed state and bankruptcy of GenesisCare. Despite the thoroughness of the Company’s review, diligence may not reveal all material issues that could affect the Company’s interests in the RI Target Companies. In addition, factors outside of the Company’s control could later arise. The Company’s failure to identify material issues specific to the business and operations of the RI Target Companies and the liabilities and obligations the Company is assuming upon the assignment of the payor could negatively impact the Company’s financial condition and results of operations after the closing of the RI Acquisition.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information.

During the three-month period ended March 31, 2024, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K

Item 6.    Exhibit Index

Incorporated by reference herein
Exhibit Number		Description	Form	Exhibit	Date
10.1	*#	Amendment Three to Equipment Lease Agreement (Esprit Upgrade) dated as of April 24, 2024 between GK Financing, LLC and Northern Westchester Hospital Center.
10.2	*	Second Amendment to Investment Agreement dated as of April 18, 2024 between the Company, GenesisCare USA Inc., and the Company.
10.3	*	Third Amendment to Investment Agreement dated as of April 24, 2024 between the Company, GenesisCare USA Inc., and the Company.
10.4	*	Fourth Amendment to Investment Agreement dated as of May 7, 2024 between the Company, GenesisCare USA Inc., and the Company.
31.1	*	Certification of Principal Executive Officer pursuant to Rule 13a-14a/15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer pursuant to Rule 13a-14a/15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	ǂ	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline Instance XBRL contained in Exhibit 101

	*	Filed herewith.
	ǂ	Furnished herewith.
	#	Portions of this exhibit (indicated therein by asterisks) have been omitted for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SHARED HOSPITAL SERVICES

Registrant

Date:	May 15, 2024	/s/ Raymond C. Stachowiak
Raymond C. Stachowiak
Executive Chairman of the Board and Chief Executive Officer (principal executive officer)

Date:	May 15, 2024	/s/ Robert L. Hiatt
Robert L. Hiatt
Chief Financial Officer (principal financial and principal accounting officer)