Form 10-Q
period 2024-06-30
AMERICAN SHARED HOSPITAL SERVICES
filed 2024-08-14
CIK 744825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024 or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 9, 2024, there were outstanding 6,360,000 shares of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS	June 30, 2024	December 31, 2023
Current assets:
Cash and cash equivalents	$14,236,000	$13,690,000
Restricted cash	250,000	118,000
Accounts receivable, net of allowance for credit losses of $100,000 at June 30, 2024 and at December 31, 2023	8,606,000	4,343,000
Other receivables	991,000	504,000
Due from expired customer contract	500,000	-
Prepaid maintenance	433,000	1,275,000
Prepaid expenses and other current assets	623,000	526,000

Total current assets	25,639,000	20,456,000

Property and equipment, net	32,994,000	25,844,000
Land	19,000	19,000
Goodwill	1,265,000	1,265,000
Intangible asset	78,000	78,000
Right of use assets, net	631,000	57,000
Other assets	199,000	443,000

Total assets	$60,825,000	$48,162,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$859,000	$315,000
Employee compensation and benefits	908,000	757,000
Other accrued liabilities	2,398,000	1,226,000
Related party liabilities	608,000	1,961,000
Asset retirement obligations, related party (includes $271,000 and $250,000 non-related party at June 30, 2024 and December 31, 2023)	1,338,000	650,000
Income taxes payable	-	1,229,000
Current portion of lease liabilities	242,000	57,000
Line of credit	3,950,000	2,500,000
Current portion of long-term debt, net	3,033,000	2,084,000

Total current liabilities	13,336,000	10,779,000

Long-term lease liabilities, less current portion	1,615,000	-
Long-term debt, net, less current portion	12,050,000	11,041,000
Deferred income taxes	1,472,000	63,000

Total liabilities	28,473,000	21,883,000

Commitments (see Note 9)

Shareholders' equity:
Common stock, no par value (10,000,000 authorized shares; Issued and outstanding shares - 6,360,000 at June 30, 2024 and 6,300,000 at December 31, 2023)	10,763,000	10,763,000
Additional paid-in capital	8,429,000	8,232,000
Retained earnings	7,350,000	3,629,000
Total equity-American Shared Hospital Services	26,542,000	22,624,000
Non-controlling interests in subsidiaries	5,810,000	3,655,000
Total shareholders' equity	32,352,000	26,279,000

Total liabilities and shareholders' equity	$60,825,000	$48,162,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenues:
Rental revenue from medical equipment leasing	$3,899,000	$4,812,000	$8,152,000	$9,041,000
Direct patient services revenue	3,157,000	756,000	4,120,000	1,452,000
	7,056,000	5,568,000	12,272,000	10,493,000
Costs of revenue:
Maintenance and supplies	545,000	505,000	1,058,000	991,000
Depreciation and amortization	1,455,000	1,227,000	2,752,000	2,584,000
Other direct operating costs	2,418,000	1,023,000	3,511,000	1,902,000
Other direct operating costs, related party	170,000	295,000	340,000	590,000
	4,588,000	3,050,000	7,661,000	6,067,000

Gross margin	2,468,000	2,518,000	4,611,000	4,426,000

Selling and administrative expense	1,896,000	1,988,000	3,775,000	3,527,000
Interest expense	385,000	277,000	734,000	548,000
Loss on write down of impaired assets and associated removal costs, net	188,000	578,000	188,000	578,000

Operating (loss)	(1,000)	(325,000)	(86,000)	(227,000)

Bargain purchase gain RI Acquisition, net of deferred income taxes of $1,226,000	3,679,000	-	3,679,000	-
Interest and other income, net	59,000	113,000	165,000	183,000
Income (loss) before income taxes	3,737,000	(212,000)	3,758,000	(44,000)
Income tax expense (benefit)	(31,000)	(35,000)	(75,000)	33,000
Net income (loss)	3,768,000	(177,000)	3,833,000	(77,000)
Plus (less): net (income) loss attributable to non-controlling interests	(166,000)	66,000	(112,000)	154,000
Net income (loss) attributable to American Shared Hospital Services	$3,602,000	$(111,000)	$3,721,000	$77,000

Net income (loss) per share:
Income (loss) per common share - basic	$0.56	$(0.02)	$0.58	$0.01
Income (loss) per common share - diluted	$0.55	$(0.02)	$0.57	$0.01

Weighted average common shares for basic earnings per share	6,482,000	6,336,000	6,467,000	6,336,000
Weighted average common shares for diluted earnings per share	6,583,000	6,336,000	6,564,000	6,465,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

	FOR THE THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 2024 AND 2023
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Sub-Total ASHS	Non-controlling Interests in Subsidiaries	Total

Balances at January 1, 2023	6,184,000	$10,763,000	$7,843,000	$3,019,000	$21,625,000	$4,000,000	$25,625,000
Stock-based compensation expense	-	-	96,000	-	96,000	-	96,000
Net income (loss)	-	-	-	188,000	188,000	(88,000)	100,000
Balances at March 31, 2023	6,184,000	10,763,000	7,939,000	3,207,000	21,909,000	3,912,000	25,821,000
Stock-based compensation expense	-	-	97,000	-	97,000	-	97,000
Vested restricted stock awards	30,000	-	-	-	-	-	-
Net loss	-	-	-	(111,000)	(111,000)	(66,000)	(177,000)
Balances at June 30, 2023	6,214,000	$10,763,000	$8,036,000	$3,096,000	$21,895,000	$3,846,000	$25,741,000

Balances at January 1, 2024	6,300,000	$10,763,000	$8,232,000	$3,629,000	$22,624,000	$3,655,000	$26,279,000
Stock-based compensation expense	-	-	98,000	-	98,000	-	98,000
Vested restricted stock awards	30,000	-	-	-	-	-	-
Capital contribution non-controlling interests	-	-	-	-	-	38,000	38,000
Cash distributions to non-controlling interests	-	-	-	-	-	(95,000)	(95,000)
Net income (loss)	-	-	-	119,000	119,000	(54,000)	65,000
Balances at March 31, 2024	6,330,000	10,763,000	8,330,000	3,748,000	22,841,000	3,544,000	26,385,000
Stock-based compensation expense	-	-	99,000	-	99,000	-	99,000
Vested restricted stock awards	30,000	-	-	-	-	-	-
RI Acquisition non-controlling interests	-	-	-	-	-	2,100,000	2,100,000
Net income	-	-	-	3,602,000	3,602,000	166,000	3,768,000
Balances at June 30, 2024	6,360,000	$10,763,000	$8,429,000	$7,350,000	$26,542,000	$5,810,000	$32,352,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net income (loss)	$3,833,000	$(77,000)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation, amortization, and other	2,857,000	2,609,000
Loss on write down of impaired assets and associated removal costs, net	188,000	578,000
Accretion of debt issuance costs	58,000	37,000
Bargain purchase gain RI Acquisition, net of deferred income taxes	(3,679,000)	-
Non cash lease expense	35,000	171,000
Deferred income taxes	183,000	-
Stock-based compensation expense	197,000	193,000
Changes in operating assets and liabilities:
Receivables	(3,831,000)	(1,187,000)
Prepaid expenses and other assets	977,000	1,230,000
Asset retirement obligations, related party	-	578,000
Related party liabilities	(1,877,000)	656,000
Accounts payable, accrued liabilities, and deferred revenue	1,744,000	627,000
Income taxes payable	(1,229,000)	-
Lease liabilities	(35,000)	(201,000)
Net cash (used in) provided by operating activities	(579,000)	5,214,000

Investing activities:
Payment for RI Acquisition, net of cash received	363,000	-
Payment for purchases of property and equipment	(2,399,000)	(2,561,000)
Net cash used in investing activities	(2,036,000)	(2,561,000)

Financing activities:
Principal payments on long-term debt	(703,000)	(1,160,000)
Payments on line of credit	(4,950,000)	-
Advances on line of credit	6,400,000	-
Long-term debt financing	2,700,000	-
Principal payments on short-term financing	-	(152,000)
Capital contribution non-controlling interests	38,000	-
Distributions to non-controlling interests	(95,000)	-
Debt issuance costs long-term debt	(97,000)	-
Net cash provided by (used in) financing activities	3,293,000	(1,312,000)
Net change in cash, cash equivalents, and restricted cash	678,000	1,341,000
Cash, cash equivalents, and restricted cash at beginning of period	13,808,000	12,453,000
Cash, cash equivalents, and restricted cash at end of period	$14,486,000	$13,794,000

Supplemental cash flow disclosure
Cash paid during the period for:
Interest	$676,000	$507,000
Income taxes	$1,339,000	$229,000

Schedule of noncash investing and financing activities
Equipment included in accounts payable and accrued liabilities	$524,000	$-
Non-controlling interest RI Acquisition	$2,100,000	$-
Changes to asset removal obligations, net	$688,000	$-

Detail of cash, cash equivalents and restricted cash at end of period
Cash and cash equivalents	$14,236,000	$13,676,000
Restricted cash	250,000	118,000
Cash, cash equivalents, and restricted cash at end of period	$14,486,000	$13,794,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.    Basis of Presentation

In the opinion of the management of American Shared Hospital Services (“ASHS”), the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for the fair presentation of ASHS consolidated financial position as of June 30, 2024, the results of its operations for the three and six-month periods ended June 30, 2024 and 2023, and the cash flows for the six-month periods ended June 30, 2024 and 2023. The results of operations for the three and six-month periods ended June 30, 2024 are not necessarily indicative of results on an annualized basis. Consolidated balance sheet amounts as of December 31, 2023 have been derived from the audited consolidated financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2023 included in the ASHS Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 1, 2024.

These condensed consolidated financial statements include the accounts of ASHS and its subsidiaries (the “Company”) including as follows: ASHS wholly owns the subsidiaries American Shared Radiosurgery Services (“ASRS”), PBRT Orlando, LLC (“Orlando”), ASHS-Mexico, S.A. de C.V. (“ASHS-Mexico”), ASHS-Rhode Island Proton Beam Radiation Therapy, LLC, ASHS-Bristol Radiation Therapy, LLC, OR21, Inc., and MedLeader.com, Inc. (“MedLeader”); ASHS is the majority owner of Southern New England Regional Cancer Center (“SNERCC”), Roger Williams Radiation Therapy, LLC (“RWRT”) and Long Beach Equipment, LLC (“LBE”); ASRS is the majority-owner of GK Financing, LLC (“GKF”), which wholly owns the subsidiaries Instituto de Gamma Knife del Pacifico S.A.C. (“GKPeru”) and HoldCo GKC S.A. (“HoldCo”). HoldCo wholly owns the subsidiary Gamma Knife Center Ecuador S.A. (“GKCE”). ASHS-Mexico is the majority owner of AB Radiocirugia y Radioterapia de Puebla, S.A.P.I. de C.V. of Puebla (“Puebla”). GKF is the majority owner of the subsidiaries Albuquerque GK Equipment, LLC (“AGKE”) and Jacksonville GK Equipment, LLC (“JGKE”).

The Company (through ASRS) and Elekta AB (“Elekta”), the manufacturer of the Gamma Knife (through its wholly-owned United States subsidiary, GKV Investments, Inc.), entered into an operating agreement and formed GKF. As of June 30, 2024, GKF provides Gamma Knife units to ten medical centers in the United States in the states of Florida, Illinois, Indiana, Mississippi, Nebraska, New Mexico, New York, Ohio, Oregon, and Texas. GKF also owns and operates two single-unit Gamma Knife facilities in Lima, Peru and Guayaquil, Ecuador. The Company through its wholly-owned subsidiary, Orlando, provided proton beam radiation therapy (“PBRT”) and related equipment to a customer in the United States.

On  November 10, 2023, the Company entered into an Investment Purchase Agreement (the “IPA”) with GenesisCare USA, Inc. (the “GenesisCare”) and GenesisCare USA Holdings, Inc. (“GC Holdings”), pursuant to which GenesisCare agreed to sell to the Company its entire equity interest in each of SNERCC and RWRT, (collectively, the “RI Companies”) and to assign certain payor contacts to the Company for a purchase price of $2,850,000 (such transaction, the “RI Acquisition”).  The equity interests acquired by the Company under the IPA equates to a 60% interest in each RI Target Company. The RI Companies operate three functional radiation therapy cancer centers in Rhode Island. The parties completed the remaining closing conditions pursuant to the IPA and closed the RI Acquisition on May 7, 2024.  Accordingly, activity from May 7, 2024 forward is included in the condensed consolidated financial statements. See Note 11 - Rhode Island Acquisition to the condensed consolidated financial statements for further information.

On June 28, 2024, ASHS-Mexico, S.A.P.I. de C.V. signed a Joint Venture Agreement with Hospital San Javier, S.A. de C.V. (“HSJ”) to establish Newco to treat public- and private-paying cancer patients and provide radiosurgery services in Guadalajara, Mexico. The Company and HSJ will hold 70% and 30% ownership interests, respectively, in Newco. Under the agreement, the Company is responsible for upgrading HSJ’s existing Gamma Knife Perfexion system to a Gamma Knife Esprit and paying 50% of all site modification costs required to install the Esprit.  The Company does not expect that Newco will begin treating patients until the first half of 2025.

On  April 27, 2022, the Company signed a Joint Venture Agreement with the principal owners of Guadalupe Amor y Bien S.A. de C.V. (“Guadalupe”) to establish Puebla to treat public- and private-paying cancer patients and provide radiation therapy and radiosurgery services in Guadalupe, Mexico. The Company and Guadalupe hold 85% and 15% ownership interests, respectively, in Puebla. Under the agreement, the Company is responsible for providing a linear accelerator upgrade to an Elekta Versa HD, and Guadalupe will be accountable for all site modification costs.  The Company formed ASHS-Mexico on  October 3, 2022 to establish Puebla.  Puebla was formed on  December 15, 2022 and began treating patients in July 2024. Operating costs incurred during the three and six-month periods ended June 30, 2024 by Puebla, are included in the condensed consolidated statement of operations.

The Company formed the subsidiaries GKPeru, Puebla, and acquired GKCE for the purposes of expanding its business internationally; Orlando and LBE to provide PBRT equipment and services in Orlando, Florida and Long Beach, California, respectively; and AGKE and JGKE to provide Gamma Knife equipment and services in Albuquerque, New Mexico and Jacksonville, Florida, respectively. LBE is not expected to generate revenue within the next two years.

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

Accounting pronouncements issued and not yet adopted - In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) which enhances the disclosure requirements for segment reporting, primarily disclosures around significant segment expenses.  The key provisions of the amendments require disclosure of significant segment expense reviewed by the Chief Operating Decision Maker (the “CODM”), require disclosure of an “other” segment category, require disclosure of segment profit or loss and assets for interim periods, clarify and require disclosure of other measurements used by the CODM in assessing segment performance and allocating resources, and require disclosure of the CODM’s title and position and an explanation of how the CODM assesses segment performance.  ASU 2023-07 is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating ASU 2023-07 to determine the impact it may have on its consolidated financial statements.

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

Rental revenue from medical equipment leasing (“leasing”) – The Company recognizes revenues under ASC 842 when services have been rendered and collectability is reasonably assured, on either a fee per use or revenue sharing basis. The terms of the contracts do not contain any guaranteed minimum payments. The Company’s lease contracts typically have a ten-year term and are classified as either fee per use or revenue sharing. Fee per use revenues are recognized at the time the procedures are performed, based on each hospital’s contracted rate and the number of procedures performed. Under revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital. The amount the Company expects to receive is recorded as revenue and estimated based on historical experience. Revenue estimates are reviewed periodically and adjusted as necessary.  Some of the Company’s revenue sharing arrangements also have a cost sharing component and net profit share for the operating costs of the center. The Company records an estimate of operating costs which are reviewed on a regular basis and adjusted as necessary to more accurately reflect the actual operating costs and profit. The operating costs and estimated net operating profit are recorded as other direct operating costs in the condensed consolidated statements of operations. For the three and six-month periods ended June 30, 2024, the Company recognized leasing revenue of approximately $3,899,000 and $8,152,000 compared to $4,812,000 and $9,041,000 for the same periods in the prior year, respectively. Of the ASC 842 revenue, for the three and six-month periods ended June 30, 2024, approximately $2,420,000 and $5,069,000 were for PBRT services, compared to $2,545,000 and $4,859,000 for the same periods in the prior year, respectively.

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

On May 7, 2024, the Company acquired 60% of the interests of the RI Companies. The RI Companies operate three, existing, stand-alone radiation therapy cancer centers in Woonsocket, Warwick and Providence, Rhode Island, where contracts exist between the Company’s facilities and the individual patients treated at the facility.  Under ASC 606, the Company acts as the principal in these transactions and provides, at a point in time, a single performance obligation, in the form of radiation therapy treatment.  Revenue related to radiation therapy is recognized at the expected amount to be received, based on insurance contracts and payor mix, when the patient receives treatment.  There is no variable consideration present in the Company’s performance obligation and the transaction price is agreed upon per the stated contractual rate.  Payment terms at these facilities are typically prepaid for self-pay patients and insurance providers are paid net 30 to 60 days.  The Company expects to capitalize customer acquisition costs, incremental costs related to its customer contracts.  The Company did not capitalize any incremental costs related to the fulfillment of its customer contracts. The Company also concluded the three facilities are part of its retail segment, see further discussion below.

Accounts receivable balances under ASC 606 at  June 30, 2024 and January 1, 2024 were $4,558,000 and $1,626,000, respectively. Accounts receivable balances under ASC 606 at  June 30, 2023 and January 1, 2023 were $980,000 and $1,118,000, respectively. For the three and six-month periods ended June 30, 2024, the Company recognized retail revenues of approximately $3,157,000 and $4,120,000 compared to $756,000 and $1,452,000 for the same periods in the prior year, respectively.

Business Combinations - Business combinations are accounted for under ASC 805 Business Combinations (“ASC 805”) using the acquisition method of accounting. Under the acquisition method of accounting, all assets acquired, identifiable intangible assets, liabilities assumed and applicable non-controlling interests are recognized at fair value as of the acquisition date.  Costs incurred associated with the acquisition of a business are expensed as incurred. The allocation of purchase price requires management to make significant estimates and assumptions, especially with respect to tangible assets, any intangible assets identified and non-controlling interests. These estimates includes, but are not limited to, a market participant’s expectation of future cash flows from acquired customers, acquired trade names, useful lives of acquired assets, and discount rates.  See Note 11 - Rhode Island Acquisition to the condensed consolidated financial statements for further discussion on acquisitions.

Business segment information - Based on the guidance provided in accordance with ASC 280 Segment Reporting (“ASC 280”), the Company analyzed its subsidiaries which are all in the business of providing radiosurgery and radiation therapy services, either through leasing to healthcare providers or directly to patients, and concluded there are two reportable segments, leasing and retail. As of June 30, 2024, the Company provided Gamma Knife and PBRT equipment to eleven hospitals in the United States, which constitutes the leasing segment. As of June 30, 2024, the Company owns and operates two single-unit Gamma Knife facilities in Lima, Peru and Guayaquil, Ecuador and following the RI Acquisition on May 7, 2024, the Company also owns and operates three single-unit radiation therapy facilities in Rhode Island, which collectively constitute the retail segment. An operating segment is defined by ASC 280 as it engages in business activities in which it  may recognize revenues and incur expenses, its operating results are regularly reviewed by the Company’s Chief Operating Decision Maker (“CODM”), and its discrete financial information is available. The Company determined two reportable segments existed due to similarities in economics of business operations and how the Company recognizes revenue for the patient treatment. The operating results of the two reportable segments are reviewed by the Company’s Executive Chairman of the Board and Chief Executive Officer, who is also the CODM.

For the six-month period ended June 30, 2024, the Company’s PBRT operations represented a significant majority of the net income attributable to the Company, disclosed below. The revenues, depreciation, interest expense, interest income, tax expense and net income attributable to American Shared Hospital Services for the Company’s two reportable segments as of  June 30, 2024 and 2023 consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Leasing	$3,899,000	$4,812,000	$8,152,000	$9,041,000
Retail	3,157,000	756,000	4,120,000	1,452,000
Total	$7,056,000	$5,568,000	$12,272,000	$10,493,000

	2024	2023	2024	2023
Depreciation expense
Leasing	$1,219,000	$1,074,000	$2,311,000	$2,254,000
Retail	304,000	178,000	546,000	355,000
Total	$1,523,000	$1,252,000	$2,857,000	$2,609,000

	2024	2023	2024	2023
Interest expense
Leasing	$352,000	$277,000	$668,000	$548,000
Retail	33,000	-	66,000	-
Total	$385,000	$277,000	$734,000	$548,000

	2024	2023	2024	2023
Interest income
Leasing	$77,000	$110,000	$189,000	$197,000
Retail	-	-	-	-
Total	$77,000	$110,000	$189,000	$197,000

	2024	2023	2024	2023
Income tax (benefit) expense
Leasing	$71,000	$(51,000)	$12,000	$10,000
Retail	(102,000)	16,000	(87,000)	23,000
Total	$(31,000)	$(35,000)	$(75,000)	$33,000

	2024	2023	2024	2023

Net income (loss) attributable to American Shared Hospital Services
Leasing	$(427,000)	$(26,000)	$(258,000)	$229,000
Retail	4,029,000	(85,000)	3,979,000	(152,000)
Total	$3,602,000	$(111,000)	$3,721,000	$77,000

Reclassifications - Certain comparative balances as of and for the year ended have been reclassified to make them consistent with the current year presentation.

Note 2.    Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation for Gamma Knife equipment, LINAC units and other equipment is determined using the straight-line method over the estimated useful lives of the assets, which for medical and office equipment is generally between three and ten years, and after accounting for salvage value on the equipment where indicated. The Company determines salvage value based on the estimated fair value of the equipment at the end of its useful life.

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

The following table summarizes property and equipment as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023

Medical equipment and facilities	$78,688,000	$77,150,000
Office equipment	447,000	306,000
Construction in progress	2,674,000	3,771,000
	81,809,000	81,227,000
Accumulated depreciation	(48,815,000)	(55,383,000)
Net property and equipment	$32,994,000	$25,844,000

Net property and equipment held outside of the United States	$5,760,000	$6,174,000

Depreciation expense in the condensed consolidated statements of operations for the three and six-month periods ended June 30, 2024 and 2023 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Depreciation expense	$1,523,000	$1,252,000	$2,857,000	$2,609,000

Note 3.    Long-Term Debt Financing

On April 9, 2021 the Company along with certain of its domestic subsidiaries (collectively, the “Loan Parties”) entered into a five year $22,000,000 credit agreement (the “Credit Agreement”) with Fifth Third Bank, N.A. (“Fifth Third”). The Credit Agreement includes three loan facilities. The first loan facility is a $9,500,000 term loan (the “Term Loan”) which was used to refinance the domestic Gamma Knife debt and finance leases, and associated closing costs. The second loan facility of $5,500,000 is a delayed draw term loan (the “DDTL”) which was used to refinance the Company’s PBRT finance leases and associated closing costs, as well as to provide additional working capital. The third loan facility provides for a $7,000,000 revolving line of credit (the “Revolving Line”) available for future projects and general corporate purposes. The Company borrowed $3,950,000 on the Revolving Line as of  June 30, 2024, which was paid off in July 2024. The facilities have a five-year maturity and carry a floating interest of  based on the Secured Overnight Financing Rate (“SOFR”) plus 3.0% and are secured by a lien on substantially all of the assets of the Loan Parties and guaranteed by ASHS.

On  January 25, 2024 (the “First Amendment Effective Date”), the Company and Fifth Third entered into a First Amendment to Credit Agreement (the “First Amendment”), which amended the Credit Agreement to add a new term loan in the aggregate principal amount of $2,700,000 (the “Supplemental Term Loan”). The proceeds of the Supplemental Term Loan were advanced in a single borrowing on  January 25, 2024, and were used for capital expenditures related to the Company’s operations in Puebla, Mexico and other related transaction costs. The Supplemental Term Loan will mature on  January 25, 2030 (the “Maturity Date”). Interest on the Supplemental Term Loan is payable monthly during the initial twelve month period following the First Amendment Effective Date. Following such twelve month period, the Company is required to make equal monthly payments of principal and interest to fully amortize the amount outstanding under the Supplemental Term Loan by the Maturity Date. The Supplemental Term Loan is secured by a lien on substantially all of the assets of the Company and certain of its domestic subsidiaries. The First Amendment also replaces the LIBOR-based rates in the Credit Agreement with SOFR-based rates. Pursuant to the First Amendment, advances under the Credit Agreement bear interest at a floating rate per annum equal to SOFR plus 3.00%, subject to a SOFR floor of 0.00%. The long-term debt on the condensed consolidated balance sheets related to the Term Loan and DDTL was $13,150,000 and $10,825,000 as of June 30, 2024 and December 31, 2023, respectively.  The Company capitalized debt issuance costs of $97,000 as of  June 30, 2024 related to issuance of the Supplemental Term Loan.

The Credit Agreement contains customary covenants and representations, including without limitation, a minimum fixed charge coverage ratio of 1.25 and maximum funded debt to EBITDA ratio of 3.0 to 1.0 (tested on a trailing twelve-month basis at the end of each fiscal quarter), reporting obligations, limitations on dispositions, changes in ownership, mergers and acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and capital expenditures. The Loan Parties are in compliance with the Credit Agreement covenants as of  June 30, 2024.

The loan entered into with United States International Development Finance Corporation (“DFC”) in connection with the acquisition of GKCE in June 2020 (the “DFC Loan”) was obtained through the Company’s wholly-owned subsidiary, HoldCo and is guaranteed by GKF. The DFC Loan is secured by a lien on GKCE’s assets. The first tranche of the DFC Loan was funded in  June 2020. During the fourth quarter of 2023, the second tranche of the DFC loan was funded to finance the equipment upgrade in Ecuador. The amount outstanding under the first tranche of the DFC Loan is payable in 29 quarterly installments with a fixed interest rate of 3.67%.  The amount outstanding under the second tranche of the DFC Loan is payable in 16 quarterly installments with a fixed interest rate of 7.49%. The long-term debt on the condensed consolidated balance sheets related to the DFC Loan was $2,135,000 and $2,464,000 as of June 30, 2024 and December 31, 2023, respectively. The Company capitalized debt issuance costs of $0 and $9,000 as of  June 30, 2024 and December 31, 2023, respectively, related to maintenance and administrative fees on the DFC Loan.

The DFC Loan contains customary covenants including without limitation, requirements that HoldCo maintain certain financial ratios related to liquidity and cash flow as well as depository requirements. On March 28, 2024 the HoldCo received a waiver and amendment from DFC for certain covenants as of December 31, 2023 and through December 31, 2024 and amended other covenants and definitions permanently. HoldCo was in compliance with all debt covenants pursuant to the DFC Loan as amended and waived at June 30, 2024.

The accretion of debt issuance costs for the three and six-month periods ended June 30, 2024 was $20,000 and $58,000 compared to $19,000 and $37,000 for the same periods in the prior year, respectively. As of June 30, 2024 and December 31, 2023, the unamortized deferred issuance costs on the consolidated balance sheet was $202,000 and $164,000, respectively.

As of June 30, 2024, long-term debt on the condensed consolidated balance sheets was $15,083,000. The following are contractual maturities of long-term debt as of  June 30, 2024, excluding deferred issuance costs of $202,000:

Year ending December 31,	Principal
2024 (excluding the six-months ended June 30, 2024)	$1,453,000
2025	3,402,000
2026	8,272,000
2027	1,033,000
2028	540,000
Thereafter	585,000
$15,285,000

Note 4.    Other Accrued Liabilities

Other accrued liabilities consist of the following as of  June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Professional services	$714,000	$472,000
Operating costs	667,000	450,000
Other	1,017,000	304,000
Total other accrued liabilities	$2,398,000	$1,226,000

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

On May 7, 2024, the Company completed the RI Acquisition and acquired 60% of the equity interests of the RI Companies. The RI Companies operate three single-unit LINAC facilities.  The Company assessed the existing lease agreements under ASC 842 and concluded two of the three facilities contained operating leases.  The Company included these leases in its presentation of the condensed consolidated financial statements for the three and six-month periods ended June 30, 2024.  The Company’s operating lease in Woonsocket is with a related party and contains a sublease for a 1,950 square feet of the clinic space. The sublease is also with a related party. Sublease income, related party, for the three and six-month periods ended June 30, 2024 was $9,000.  Rent payable to related parties was approximately $50,000 as of  June 30, 2024.

The Company’s lessee operating leases are accounted for as ROU assets, current portion of lease liabilities, and lease liabilities on the condensed consolidated balance sheets. Operating lease ROU assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company’s operating lease contracts do not provide an implicit rate for calculating the present value of future lease payments. The Company determined its incremental borrowing rate to be in the range of approximately 4% and 8% by using available market rates and expected lease terms. The operating lease ROU assets and liabilities include any lease payments made and there were no lease incentives or initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company’s lessee operating lease agreements are for administrative office space and related equipment and two of its recently acquired stand-alone facilities in Rhode Island. These leases have remaining lease terms of approximately 5 to 17 years, some of which include options to renew or extend the lease. As of June 30, 2024, operating ROU assets, net of unfavorable leasehold interests were $631,000, and lease liabilities were $1,857,000.

The following table summarizes the maturities of the Company's lessee operating lease liabilities as of June 30, 2024:

Year ending December 31,	Operating Leases

2024 (excluding the six-months ended June 30, 2024)	$267,000
2025	346,000
2026	347,000
2027	347,000
2028	348,000
Thereafter	958,000

Total lease payments	2,613,000
Less imputed interest	(756,000)
Total	$1,857,000

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Lease cost
Operating lease cost	$14,000	$103,000	$35,000	$206,000
Sublease income, related party	(9,000)	(49,000)	(9,000)	(99,000)
Total lease cost	$5,000	$54,000	$26,000	$107,000

Other information
Cash paid for amounts included in the measurement of lease liabilities - Operating leases	$14,000	$103,000	$35,000	$206,000
Weighted-average remaining lease term - Operating leases in years	8.38	0.92	8.38	0.92
Weighted-average discount rate - Operating leases	7.92%	5.28%	7.92%	5.28%

Note 6.    Per Share Amounts

Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding. The Company calculates diluted shares using the treasury stock method. The computation for the three and six-month periods ended June 30, 2024 excluded approximately 20,000 of the Company’s stock options because the exercise price of the options was higher than the average market price during the periods. The computation for the six-month period ended June 30, 2023 excluded approximately 64,000 of the Company’s stock options because the price of the options was higher than the average market price during the period. Because the Company reported a loss for the three-month period ended June 30, 2023, the potentially dilutive effects of approximately 82,000 of the Company’s stock options and 121,000 of the Company’s unvested restricted stock awards were not considered for the reporting period. The weighted average common shares outstanding for basic earnings per share for the three and six-month periods ended June 30, 2024 and 2023 included approximately 123,000 and 123,000, respectively, of the Company's restricted stock awards that are fully vested but are deferred for issuance.

The following table sets forth the computation of basic and diluted earnings per share for the three and six-month periods ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss) attributable to American Shared Hospital Services	$3,602,000	$(111,000)	$3,721,000	$77,000

Weighted average common shares for basic earnings (loss) per share	6,482,000	6,336,000	6,467,000	6,336,000
Dilutive effect of stock options and restricted stock awards	101,000	-	97,000	129,000
Weighted average common shares for diluted earnings (loss) per share	6,583,000	6,336,000	6,564,000	6,465,000

Basic earnings (loss) per share	$0.56	$(0.02)	$0.58	$0.01
Diluted earnings (loss) per share	$0.55	$(0.02)	$0.57	$0.01

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

Stock-based compensation expense associated with the Company’s stock options to employees is calculated using the Black-Scholes valuation model. The Company’s stock awards have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates. The estimated fair value of the Company’s option grants is estimated using assumptions for expected life, volatility, dividend yield, and risk-free interest rate which are specific to each award. The estimated fair value of the Company’s options is expensed over the period during which an employee is required to provide service in exchange for the award (requisite service period), usually the vesting period. Accordingly, stock-based compensation cost before income tax effect for the Company’s options and restricted stock awards in the amount of $99,000 and $197,000 for the three and six-month periods ended June 30, 2024 and $97,000 and $193,000 for the three and six-month periods ended June 30, 2023, respectively, is reflected in selling and administrative expense in the condensed consolidated statements of operations. For the six-month period ended June 30, 2024, there was approximately $28,000 of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plan. This cost is expected to be recognized over a period of approximately four years.

The following table summarizes stock option activity for the six-month periods ended June 30, 2024 and 2023:

	Stock Options	Grant Date Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Intrinsic Value
Outstanding at January 1, 2024	146,000	$2.83	5.44	$-
Forfeited	(84,000)	$2.87	-	$-
Outstanding at June 30, 2024	62,000	$2.76	2.81	$28,000
Exercisable at June 30, 2024	42,000	$2.76	1.57	$-

Outstanding at January 1, 2023	95,000	$2.76	4.83	$25,000
Granted	70,000	$2.82	7.00	$-
Forfeited	(19,000)	$2.69	-	$-
Outstanding at June 30, 2023	146,000	$2.80	5.76	$-
Exercisable at June 30, 2023	20,000	$2.92	2.67	$-

Note 8.    Income Taxes

The Company generally calculates its effective income tax rate at the end of an interim period using an estimate of the annualized effective income tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate of the annualized effective income tax rate cannot be made, the Company computes its provision for income taxes using the actual effective income tax rate for the results of operations reported within the year-to-date periods. The Company’s effective income tax rate is highly influenced by relative income or losses reported and the amount of the nondeductible stock-based compensation associated with grants of its common stock options and from the results of international operations. A small change in estimated annual pretax income can produce a significant variance in the annualized effective income tax rate given the expected amount of these items. As a result, the Company has computed its provision for income taxes for the three and six-month periods ended June 30, 2024 and 2023 by applying the actual effective tax rates to income or reported within the condensed consolidated financial statements through those periods.  The provision for income taxes for the six-month period ended June 30, 2024 included a non-recurring adjustment for unrecognized tax benefits related to foreign taxes of $100,000 which offset income tax expense for the same period.

Note 9.    Commitments

As of June 30, 2024, the Company had commitments to purchase and install five Leksell Gamma Knife Esprit Systems (“Esprit”), one Gamma Plan workstation, and three Linear Accelerator (“LINAC”) systems. One LINAC and one Esprit will be placed at future customer sites. The remaining Esprit upgrades and LINACs are scheduled to occur in the later half of 2024 and 2025 at existing customer sites. Total Gamma Knife and LINAC commitments as of June 30, 2024 were $15,651,000. There are no deposits on the condensed consolidated balance sheets related to these commitments as of June 30, 2024. It is the Company’s intent to finance substantially all of these commitments. There can be no assurance that financing will be available for the Company’s current or future projects, or at terms that are acceptable to the Company. However, the Company currently has cash on hand of $14,486,000 and its Revolving Line of $7,000,000 and is actively engaged with financing resources to fund these projects. The Company borrowed $3,950,000 on the Revolving Line as of June 30, 2024, which was paid off in July 2024.

On September 4, 2022, the Company entered into a Maintenance and Support Agreement with Mevion Medical Systems, Inc. (“Mevion”), which provides for maintenance and support of the Company’s PBRT unit at Orlando Health from September 2022 through April 2026.  The agreement requires the Company to make an annual prepayment of $1,865,000 for the current contractual period ( one year). This payment portion was recorded as a prepaid contract and is being amortized over the one-year service period.

As of June 30, 2024, the Company had commitments to service and maintain its Gamma Knife and PBRT equipment. The service commitments are carried out via contracts with Mevion, Elekta and Mobius Imaging, LLC. The Company’s commitment to purchase one LINAC system also includes a 5-year agreement to service the equipment, respectively. Total service commitments as of  June 30, 2024 were $14,375,000. The Gamma Knife and certain other service contracts are paid monthly, as service is performed. The Company believes that cash flow from cash on hand and operations will be sufficient to cover these payments.

Note 10.    Related Party Transactions and Balances

The Company’s Gamma Knife business is operated through its 81% indirect interest in its GKF subsidiary. The remaining 19% of GKF is owned by a wholly owned U.S. subsidiary of Elekta, which is the manufacturer of the Gamma Knife. Since the Company purchases its Gamma Knife units from Elekta, there are significant related party transactions with Elekta, such as equipment purchases, commitments to purchase and service equipment, and costs to maintain the equipment. The Company’s operating lease in Woonsocket, Rhode Island is with a related party.  See Note 5 - Leases to the condensed consolidated financial statements for further discussion.

The following table summarizes related party activity for the three and six-month periods ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Equipment purchases and de-install costs	$521,000	$1,217,000	$2,937,000	$1,418,000
Costs incurred to maintain equipment	170,000	295,000	340,000	590,000
Total related party transactions	$691,000	$1,512,000	$3,277,000	$2,008,000

The Company also had commitments to purchase and install five Esprit units, purchase two LINACs and service the related equipment of $21,479,000 as of   June 30, 2024.

Related party liabilities on the condensed consolidated balance sheets consist of the following as of  June 30, 2024 and December 31, 2023

	June 30,	December 31,
	2024	2023
Accounts payable, asset retirement obligation and other accrued liabilities	$1,675,000	$2,361,000

Note 11. Rhode Island Acquisition

On   November 10, 2023, the Company entered into the IPA with GenesisCare and GC Holdings, pursuant to which GenesisCare agreed to sell to the Company its entire equity interest in each of the RI Companies and to assign certain payor contacts to the Company for a cash purchase price of $2,850,000 (such transaction, the RI Acquisition).  The equity interests acquired by the Company under the IPA equates to a 60% interest in each RI Company. The RI Companies operate three functional radiation therapy cancer centers in Rhode Island. The Company entered into the IPA to expand its growing retail business model in the United States and continue to diversify its cancer treatment product offerings.

On   March 1, 2024, the Company, GenesisCare and GC Holdings entered into a First Amendment to the Investment Agreement pursuant to which the parties agreed to extend the date on which a party could terminate the IPA if the closing conditions had not been met (the “Permitted Termination Date”) from  March 10, 2024 to  April 30, 2024. On  April 18, 2024, the parties agreed to a Second Amendment to the Investment Agreement pursuant to which GenesisCare agreed to sell a GE Discovery RT CT Simulator (“CT Sim”) to the Company for $175,000, payment for which was required 5 days following the close of the acquisition. On   April 24 2024, the Company, GenesisCare and GC Holdings, entered into a Third Amendment to the Investment Agreement that further extended the Permitted Termination Date to  May 31, 2024. On  May 7, 2024, the parties entered into a Fourth Amendment to the Investment Purchase Agreement, pursuant to which GenesisCare agreed to transfer certain assets and payor contracts to the RI Companies, rather than transferring such assets and payor contracts to the Company. The parties completed the remaining closing conditions pursuant to the IPA and closed the RI Acquisition on  May 7, 2024 (“the Closing Date”).

The RI acquisition has been accounted for as a business combination under ASC 805 Business Combinations (“ASC 805”), which requires, among other things, that purchase consideration, assets acquired, liabilities assumed and non-controlling interest be measured at their fair values as of the acquisition date. The allocation of purchase price considerations is preliminary, and is subject to revision as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed becomes available. During the measurement period, which can be no more than one year from the Closing Date, the Company expects to continue to obtain information to assist in determining the final fair value of assets acquired.  The assets acquired were recorded based on valuations derived from estimated fair value assessments and assumptions used by the Company.  Thus, the provisional measurements of fair value discussed below are subject to change.  The Company expects to finalize the valuations as soon as practicable, but no later than one year from the Closing Date.  While the Company believes its estimates and assumptions underlying the valuations are reasonable, different estimates and assumptions could result in different valuations assigned to the individual assets acquired, and the resulting amount of the bargain purchase.

The Company recorded medical equipment, facilities and non-controlling interest at fair value as of the Closing date.  Sales comparison and cost approaches were used to value the medical equipment, including assumptions of estimated direct costs associated with acquiring the equipment.  Where appropriate, adjustments were made to the direct replacement cost to reflect depreciation and obsolescence. The sales comparison approach was also utilized to value certain assets, involving secondary market research.  The cost approach was also used to value the facilities acquired and the unfavorable leasehold interest.  The non-controlling interest was recorded at fair value based on the purchase price paid for the acquisition, after any premium or discount derived from the operating agreement with the minority owners.

The major classes of assets and liabilities to which the Company has preliminarily allocated the fair value of the purchase price consideration were as follows:

May 7, 2024
Cash and cash equivalents	$3,388,000
Accounts receivable	919,000
Medical equipment	2,403,000
Facilities	4,697,000
ROU assets	1,835,000
Unfavorable leasehold interest	(1,227,000)
Total assets acquired	12,015,000

Accounts payable	(150,000)
Deferred income taxes	(1,226,000)
Gain on bargain purchase	(3,679,000)
Lease liabilities	(1,835,000)
Base purchase consideration	5,125,000

Non-controlling interest	(2,100,000)
CT Sim	(175,000)
Cash paid by the Company	$2,850,000

The Company recognized a bargain purchase, as defined by ASC 805, in connection with the RI Acquisition.  The Company purchased the RI Companies as part of the sale of certain of GenesisCare’s assets in its bankruptcy proceedings, resulting in a bargain purchase. A bargain purchase gain of $3,679,000, net of deferred taxes of $1,226,000 is reflected in other income in the condensed consolidated statements of operations for the three and six-month periods ended June 30, 2024. None of the purchase price was allocated to intangible assets because none were acquired as part of the transaction. The Company recorded the unfavorable lease position received as part of the RI Acquisition as a reduction to ROU assets on the condensed consolidated balance sheet.

The preliminary value of the acquired tangible assets acquired were as follows:

	Fair Value	Average Useful Life (in Years)

Facilities	$4,697,000	15
Medical equipment	2,403,000	4
Total medical equipment and facilities acquired	$7,100,000

Costs related to legal, financial and due diligence services performed in connection with the RI Acquisition recorded in selling and administrative expense in the condensed consolidated statement of operations were $341,000 for the six-month period ended June 30, 2024.

The net impact of the RI Acquisition on the consolidated results of operations, since the date of acquisition, are as follows:

Three Months Ended
June 30, 2024

Revenue	$1,892,000
Operating income	$612,000

Per the guidance in ASC 805, the Company determined its consolidated financial results as if the RI Acquisition occurred on January 1, 2024.  These pro forma results were based on estimates and assumptions, which the Company believes are reasonable.  They are not the results that would have been realized had the Company and the RI Companies been combined during the periods presented and are not necessarily indicative of the Company’s consolidated results of operations in future periods. The pro forma results include adjustments related to purchase accounting.  Acquisition costs and other nonrecurring charges are included in the earlier period presented.  ASC 805 also requires presentation of proforma information for the comparable period, when the comparable period is presented. Due to the lack of reliable financial information for the RI Companies following the protracted bankruptcy proceedings, the Company was not able to obtain financial information sufficient to make these disclosures.  Therefore, the Company has not made the comparable period proforma disclosure because it would be impracticable to do.

Following are the supplemental consolidated financial results of the Company on an unaudited, pro forma basis, as if the acquisition occurred on January 1, 2024. The supplemental proforma disclosure excludes the non-recurring impact from the bargain purchase gain generated from the RI Acquisition.

Six Months Ended
June 30, 2024

Revenue	$13,396,000
Operating income	$1,045,000
Diluted earnings per share	$0.21

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report to the SEC may be deemed to contain certain forward-looking statements. The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability. Forward-looking statements may include words like we “believe”, “anticipate”, “target”, “expect”, “pro forma”, “estimate”, “intend”, “will”, “is designed to”, “plan” and words of similar meaning. Forward-looking statements describe our future plans, objectives, expectations or goals. Such statements address future events and conditions and include, but are not limited to, such things as capital expenditures, earnings, liquidity and capital resources, financing of our business,  government programs and regulations, legislation affecting the health care industry, the expansion of our proton beam radiation therapy business, accounting matters, compliance with debt covenants, completed and pending acquisitions, competition, customer concentration, contractual obligations, timing of payments, technology and interest rates. These forward-looking statements involve known and unknown risks that may cause our actual results in future periods to differ materially from those expressed in any forward-looking statement. Factors that could cause or contribute to such differences include, but are not limited to, such things as our level of debt, the limited market for our capital-intensive services, the impact of lowered federal reimbursement rates, the impact of U.S. health care reform legislation, competition and alternatives to our services, technological advances and the risk of equipment obsolescence, our significant investment in the proton beam radiation therapy business, restrictions in our debt agreements that limit our flexibility to operate our business, our ability to repay our indebtedness, our ability to integrate the RI Companies with our existing business, breaches in security of our information technology, the small and illiquid market for our stock. These lists are not all-inclusive because it is not possible to predict all factors. Further information on potential factors that could affect the financial condition, results of operations and future plans of American Shared Hospital Services is included in the filings of the Company with the SEC, including the Annual Report on Form 10-K for the year ended December 31, 2023 and the definitive Proxy Statement for the Annual Meeting of Shareholders held on June 25, 2024.  Any forward-looking statement speaks only as of the date such statement was made, and we are not obligated to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made, except as required by applicable laws or regulations.

Overview

American Shared Hospital Services is a leading provider of turn-key technology solutions for stereotactic radiosurgery and advanced radiation therapy equipment and services. The main drivers of the Company’s revenue are numbers of sites, procedure volume, and reimbursement. The Company delivers radiation therapy through medical equipment leasing and direct patient services, its two reportable segments. The medical equipment leasing segment, which we also refer to as the Company’s leasing segment, operates by fee-per-use contracts or revenue sharing contracts where the Company shares in the revenue and operating costs of the equipment.  The Company leases ten Gamma Knife systems and one PBRT system as of June 30, 2024, where a contract exists between the hospital and the Company.  On May 7, 2024, the Company acquired 60% of the equity interests of the RI Companies, which operate three single-unit radiation therapy facilities in Rhode Island. The Company, through GKF, also owns and operates two single-unit Gamma Knife facilities in Lima, Peru and Guayaquil, Ecuador. The Company’s facilities in Rhode Island, Peru, and Ecuador are considered direct patient services, which we also refer to as the Company’s retail segment, where a contract exists between the Company’s facilities and the individual treated at the facility.

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

Recent Developments

Rhode Island Acquisition

On November 10, 2023, the Company entered into the IPA with GenesisCare and GC Holdings, pursuant to which GenesisCare agreed to sell to the Company its entire equity interest in each of SNERCC and RWRT, (collectively, the “RI Companies”) and to assign certain payor contacts to the Company for a purchase price of $2,850,000 (such transaction, the “RI Acquisition”).  The equity interests acquired by the Company under the IPA equates to a 60% interest in each RI Company. The RI Companies operate three functional radiation therapy cancer centers in Rhode Island which use linear accelerators. The parties completed the remaining closing conditions pursuant to the IPA and closed the RI Acquisition on May 7, 2024.  See Note 11 - Rhode Island Acquisition to the condensed consolidated financial statements for further information.

Joint Venture Agreement

On June 28, 2024, ASHS-Mexico, S.A.P.I. de C.V. signed a Joint Venture Agreement with Hospital San Javier, S.A. de C.V. (“HSJ”) to establish Newco to treat public- and private-paying cancer patients and provide radiosurgery services in Guadalajara, Mexico. The Company and HSJ hold 70% and 30% ownership interests, respectively, in Newco. Under the agreement, the Company is responsible for upgrading HSJ’s existing Gamma Knife Perfexion system to a Gamma Knife Esprit and paying 50% of all site modification costs required to install the Esprit.  The Company does not expect that Newco will begin treating patients until the first half of 2025.

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

The most significant accounting policies followed by the Company are presented in Note 2 to the consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2023. These policies along with the disclosures presented in the other condensed consolidated financial statement notes and, in this discussion, and analysis, provide information on how significant assets and liabilities are valued in the condensed consolidated financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts, and the methods, assumptions and estimates underlying those amounts, management has identified revenue recognition and costs of sales for turn-key and revenue sharing arrangements, accounting for business combinations, and the carrying value of property and equipment and useful lives, and as such the aforementioned could be most subject to revision as new information becomes available. The following are our critical accounting policies in which management’s estimates, assumptions and judgments most directly and materially affect the condensed consolidated financial statements:

Revenue Recognition

The Company recognizes revenues under ASC 842 and ASC 606. The Company had ten domestic Gamma Knife units, two international Gamma Knife units, three domestic LINAC units, and one PBRT system in operation in the United States as of June 30, 2024 and twelve domestic Gamma Knife units, two international Gamma Knife units, and one PBRT system in operation in the United States as of June 30, 2023. Five of the Company’s ten domestic Gamma Knife customers are under fee-per-use contracts, and five customers are under revenue sharing arrangements. The ten domestic Gamma Knife contracts operate under the Company’s leasing segment. The Company’s PBRT system at Orlando Health is considered a revenue share contract operating under the leasing segment. The Company’s three single-unit facilities, acquired in Rhode Island in May 2024, operate under the Company’s retail segment. The Company, through GKF, also owns and operates two single-unit, international Gamma Knife facilities in Lima, Peru and Guayaquil, Ecuador. These two units economically operate under the Company’s retail segment.

Rental revenue from medical equipment leasing (“leasing”) – The Company recognizes revenues under ASC 842 when services have been rendered and collectability is reasonably assured, on either a fee per use or revenue sharing basis. The terms of the contracts do not contain any guaranteed minimum payments. The Company’s lease contracts typically have a ten-year term and are classified as either fee per use or revenue sharing. Fee per use revenues are recognized at the time the procedures are performed, based on each hospital’s contracted rate and the number of procedures performed. Under revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital. The amount the Company expects to receive is recorded as revenue and estimated based on historical experience. Revenue estimates are reviewed periodically and adjusted as necessary.  Some of the Company’s revenue sharing arrangements also have a cost sharing component and net profit share for the operating costs of the center. The Company records an estimate of operating costs which are reviewed on a regular basis and adjusted as necessary to more accurately reflect the actual operating costs and profit. The operating costs and estimated net operating profit are recorded as other direct operating costs in the condensed consolidated statements of operations. For the three and six-month periods ended June 30, 2024, the Company recognized leasing revenue of approximately $3,899,000 and $8,152,000 compared to $4,812,000 and $9,041,000 for the same periods in the prior year, respectively. Of the ASC 842 revenue, for the three and six-month periods ended June 30, 2024, approximately $2,420,000 and $5,069,000 were for PBRT services compared to $2,545,000 and $4,859,000 for the same periods in the prior year, respectively.

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

On May 7, 2024, the Company acquired 60% of the interests of the RI Companies. The RI Companies operate three, existing, stand-alone radiation therapy cancer centers in Woonsocket, Warwick and Providence, Rhode Island, where contracts exist between the Company’s facilities and the individual patients treated at the facility.  Under ASC 606, the Company acts as the principal in these transactions and provides, at a point in time, a single performance obligation, in the form of radiation therapy treatment.  Revenue related to radiation therapy is recognized at the expected amount to be received, based on insurance contracts and payor mix, when the patient receives treatment.  There is no variable consideration present in the Company’s performance obligation and the transaction price is agreed upon per the stated contractual rate.  Payment terms at these facilities are typically prepaid for self-pay patients and insurance providers are paid net 30 to 60 days.  The Company expects to capitalize customer acquisition costs, incremental costs related to its customer contracts.  The Company did not capitalize any incremental costs related to the fulfillment of its customer contracts. The Company also concluded the three radiation therapy facilities are part of its retail segment, see further discussion at Note 1 - Basis of Presentation to the condensed consolidated financial statements.

Accounts receivable balances under ASC 606 at June 30, 2024 and January 1, 2024 were $4,558,000 and $1,626,000, respectively. Accounts receivable balances under ASC 606 at June 30, 2023 and January 1, 2023 were $980,000 and $1,118,000, respectively. For the three and six-month periods ended June 30, 2024, the Company recognized retail revenues of approximately $3,157,000 and $4,120,000 compared to $756,000 and $1,452,000 for the same periods in the prior year, respectively.

Salvage Value on Equipment

Salvage value is based on the estimated fair value of the equipment at the end of its useful life. The Company determines salvage value based on the estimated fair value of the equipment at the end of its useful life. There is no active resale market of Gamma Knife or PBRT equipment, but the Company believes its salvage value estimates were a reasonable assessment of the economic value of the equipment when the contract ends. There is no salvage value assigned to the two international Gamma Knife units as of  June 30, 2024. The Company has not assigned salvage value to its PBRT equipment.

Business Combinations

Business combinations are accounted for under ASC 805 Business Combinations (“ASC 805”) using the acquisition method of accounting. Under the acquisition method of accounting, all assets acquired, identifiable intangible assets, liabilities assumed and applicable non-controlling interests are recognized at fair value as of the acquisition date.  Costs incurred associated with the acquisition of a business are expensed as incurred. The allocation of purchase price requires management to make significant estimates and assumptions, especially with respect to tangible assets, any intangible assets identified and non-controlling interests. These estimates includes, but are not limited to, a market participant’s expectation of future cash flows from acquired customers, acquired trade names, useful lives of acquired assets, and discount rates.  See Note 11 - Rhode Island Acquisition to the condensed consolidated financial statements for further discussion on acquisitions.

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

Second Quarter 2024 Results

Revenues increased by $1,488,000 and $1,779,000 to $7,056,000 and $12,272,000 for the three and six-month periods ended June 30, 2024 compared to $5,568,000 and $10,493,000 for the same periods in the prior year, respectively.  Revenues from the Company’s leasing segment decreased by $913,000 and $889,000 to $3,899,000 and $8,152,000 for the three and six-month periods ended June 30, 2024 compared to $4,812,000 and $9,041,000 for the same periods in the prior year, respectively.  The decrease in leasing revenue was driven by lower Gamma Knife and PBRT volumes. Revenues from the Company’s retail segment increased by $2,401,000 and $2,668,000 to $3,157,000 and $4,120,000 for the three and six-month periods ended June 30, 2024 compared to $756,000 and $1,452,000 for the same periods in the prior year, respectively.  The increase in retail revenue was due to higher volumes at the Company’s international locations and the inclusion of revenue generated by the RI Companies following the closing of the RI Acquisition on May 7, 2024.

Revenues generated from the Company’s PBRT system decreased by $125,000 and increased by $210,000 to $2,420,000 and $5,069,000 for the three and six-month periods ended June 30, 2024 compared to $2,545,000 and $4,859,000 for the same periods in the prior year, respectively. The decrease for the three-month period ended June 30, 2024, was driven by lower volumes. The increase for the six-month period ended June 30, 2024 was due to an increase in average reimbursement due to a shift in payor mix from Medicare to commercial or other payors, which are reimbursed at a higher rate. This increase was offset by lower volumes.

The number of PBRT fractions decreased by 134 and 394 to 1,236 and 2,512 for the three and six-month periods ended June 30, 2024 compared to 1,370 and 2,906 for the same periods in the prior year, respectively. The decrease in PBRT volumes for the three and six-month periods ended June 30, 2024 was due to normal, cyclical fluctuations.

Gamma Knife revenue decreased by $279,000 and $323,000 to $2,744,000 and $5,311,000 for the three and six-month periods ended June 30, 2024 compared to $3,023,000 and $5,634,000 for the same periods in the prior year, respectively. The decrease in Gamma Knife revenue for the three and six-month periods ended June 30, 2024 was due to a decrease in average reimbursement at the Company’s revenue sharing locations, offset by higher procedure volume at the Company’s international retail locations.

The number of Gamma Knife procedures increased by 31 and 11 to 340 and 613 for the three and six-month periods ended June 30, 2024 compared to 309 and 602 for the same periods in the prior year, respectively. The increase in Gamma Knife procedures for the three and six-month periods ended June 30, 2024 was driven by the Company’s international retail locations, offset by the expiration of two leasing customer contracts in the second and third quarters of 2023. Excluding the two customer contracts that expired, Gamma Knife procedures increased by 65 and 75 for the three and six-month periods ended June 30, 2024.

Gamma Knife procedures for the Company’s leasing segment decreased by 31 and 84 for the three and six-month periods ended June 30, 2024, compared to the same periods in the prior year, due to the expiration of two customer contracts.  Gamma Knife procedures for the Company’s retail segment increased by 62 and 95 for the three and six-month periods ended June 30, 2024, compared to the same periods in the prior year, due to improved marketing and physician outreach at the Company’s international locations.  The Company also performed a Cobalt-60 reload and upgrade of the equipment at its site in Ecuador in the fourth quarter of 2023.  The replacement of the Cobalt-60 provides for faster treatment times.

The Company acquired the RI Companies on May 7, 2024 and included the financial results from their operations from May 7, 2024, the closing date of the transaction, through June 30, 2024. Radiation therapy revenues generated from the three stand-alone facilities acquired through the RI Acquisition were $1,892,000 for the three and six-month periods ended June 30, 2024.  Radiation therapy procedures were 1,464 for the three and six-month periods ended June 30, 2024.

Total costs of revenue increased by $1,538,000 and $1,594,000 to $4,588,000 and $7,661,000 for the three and six-month periods ended June 30, 2024 compared to $3,050,000 and $6,067,000 for the same periods in the prior year, respectively.

Maintenance and supplies and other direct operating costs, related party, decreased by $85,000 and $183,000 to $715,000 and $1,398,000 for the three and six-month periods ended June 30, 2024 compared to $800,000 and $1,581,000 for the same periods in the prior year, respectively. The decrease in maintenance and supplies and other direct operating costs, related party, was primarily due to the expiration of two service contracts that expired in the second and third quarters of 2023, with the related customer contracts.

Depreciation and amortization increased by $228,000 and $168,000 to $1,455,000 and $2,752,000 for the three and six-month periods ended June 30, 2024 compared to $1,227,000 and $2,584,000 for the same periods in the prior year, respectively. The increase in depreciation and amortization for the three and six-month periods ended June 30, 2024 was due higher depreciation for upgraded equipment at three of the Company’s operating locations and depreciation incurred for the equipment acquired in the RI Acquisition.  These increases were offset by depreciation from the Company’s contract that expired in the third quarter of 2023.

Other direct operating costs increased by $1,395,000 and $1,609,000 to $2,418,000 and $3,511,000 for the three and six-month periods ended June 30, 2024 compared to $1,023,000 and $1,902,000 for the same periods in the prior year, respectively. The increase in other direct operating costs for the three and six-month periods ended June 30, 2024 was due to operating costs from the Company’s recently acquired facilities in Rhode Island and higher volumes, and therefore higher operating costs from the Company’s existing retail locations.

Selling and administrative expense decreased by $92,000 and increased by $248,000 to $1,896,000 and $3,775,000 for the three and six-month periods ended June 30, 2024 compared to $1,988,000 and $3,527,000 for the same periods in the prior year, respectively. The decrease for the three-month period ended June 30, 2024 was primarily due to lower rent expense driven by the expiration of the Company’s corporate office space lease, offset by related sublease income. The increase in selling and administrative expense for the six-month period ended June 30, 2024 was due to expenses associated with new business opportunities, including the Company’s RI Acquisition, offset by lower rent expense.

Interest expense increased by $108,000 and $186,000 to $385,000 and $734,000 for the three and six-month periods ended June 30, 2024 compared to $277,000 and $548,000 for the same periods in the prior year, respectively. The debt under the Credit Agreement carries a floating interest rate of SOFR plus 3%.  The increase for the six-month period ended June 30, 2024 was due to an increase in SOFR and borrowings, including the Supplemental Term Loan received in January 2024, compared to the same period of the prior year.

The Company recorded a $3,679,000 net bargain purchase gain related to the RI Acquisition that closed on May 7, 2024.  The Company acquired 60% of the equity interests of the RI Companies, which operate three radiation therapy facilities for $2,850,000.  The assets acquired exceeded the total purchase price by the bargain purchase amount and the Company recorded this difference as a gain for the three and six-month periods ended June 30, 2024.

Interest and other income, net, decreased by $54,000 and $18,000 to $59,000 and $165,000 for the three and six-month periods ended June 30, 2024 compared to $113,000 and $183,000 for the same periods in the prior year, respectively.  The decrease for the three and six-month periods ended June 30, 2024 was due to decreases in the interest received on the Company’s cash, due to lower average cash balances, compared to the same periods in the prior year, respectively.

Income tax expense increased by $4,000 and $108,000 to an income tax benefit of $31,000 and $75,000 for the three and six-month periods ended June 30, 2024 compared to an income tax benefit of $35,000 and income tax expense of $33,000 for the same periods in the prior year, respectively. The increase in income tax expense for the three and six-month periods ended June 30, 2024 was primarily due to higher earnings at the Company’s existing operations.

Net (income) loss attributable to non-controlling interests increased by $232,000 and $266,000 to $166,000 and $112,000 for the three and six-month periods ended June 30, 2024 compared to a loss of $66,000 and $154,000 for the same periods in the prior year, respectively. Net income or loss attributable to non-controlling interests represents net income or loss earned by the 40% non-controlling interest in the Rhode Island facilities, the 19% non-controlling interest in GKF, and net income or loss of the non-controlling interests in various subsidiaries controlled by GKF. The decrease or increase in net income or loss attributable to non-controlling interests reflects the relative profitability of the three Rhode Island locations and GKF.

Net income attributable to American Shared Hospital Services increased by $3,713,000 and $3,644,000 to $3,602,000, or $0.55 per diluted share and $3,721,000 or $0.57 for the three and six-month periods ended June 30, 2024 compared to a net loss of $111,000, or $0.02 per diluted share and net income of $77,000 or $0.01 per diluted share for the same periods in the prior year, respectively. Net income increased for the three and six-month periods ended June 30, 2024 primarily due to the bargain purchase gain generated from the RI Acquisition and net income earned from the Rhode Island facilities acquired, partially offset by increased total costs of revenue.

Liquidity and Capital Resources

The Company’s primary liquidity needs are to fund capital expenditures as well as support working capital requirements. In general, the Company’s principal sources of liquidity are cash and cash equivalents on hand and the $7,000,000 Revolving Line. As of June 30, 2024, the Company borrowed $3,950,000 on its Revolving Line, which was repaid in July 2024. The Company had cash, cash equivalents and restricted cash of $14,486,000 at June 30, 2024 compared to $13,808,000 at December 31, 2023. The Company’s cash position increased by $678,000 during the first six months of 2024 due to net advances on the Revolving Line of $1,450,000, net cash received from the RI Acquisition of $363,000, and long-term debt financing of $2,700,000. These increases were offset by cash use by operating activities of $579,000, payment for the purchase of property and equipment of $2,399,000, payments on long-term debt of $703,000, debt issuance costs of $97,000 and distributions to non-controlling interests of $95,000. The Company’s expected primary cash needs on both a short and long-term basis are for capital expenditures, business expansion, working capital, and other general corporate purposes. The Company has scheduled interest and principal payments under its debt obligations of approximately $4,260,000 during the next 12 months.

Working Capital

The Company had working capital at June 30, 2024 of $12,303,000 compared to $9,677,000 at December 31, 2023. The $2,626,000 increase in working capital was primarily due to increases in accounts receivable offset by increases in advances on the Revolving Line and an increase in current portion of long-term debt. The Company believes that its cash on hand, cash flow from operations, and other cash resources are adequate to meet its scheduled debt obligations and working capital requirements during the next 12 months. See additional discussion in the “Commitments” section below. The Company, in the past, has secured financing for its Gamma Knife and radiation therapy units. The Company has secured financing for its projects from several lenders and anticipates that it will be able to secure financing on future projects from these or other lending sources, but there can be no assurance that financing will continue to be available on acceptable terms.

Long-Term Debt

On April 9, 2021, the Company and certain of its domestic subsidiaries entered into a five year $22,000,000 credit agreement with Fifth Third Bank, N.A., which refinanced its existing domestic Gamma Knife portfolio.  The lease financing previously obtained by Orlando was also refinanced as long-term debt by the Credit Agreement. The Credit Agreement includes three loan facilities: (1) a $9,500,000 term loan (the “Term Loan”), which was used to refinance the domestic Gamma Knife debt and finance leases and the associated closing costs; (2) a $5,500,000 delayed draw term loan (the “DDTL”), which was used to refinance the Company’s PBRT finance leases and associated closing costs and to provide additional working capital for the Company; and (3) a $7,000,000 revolving line of credit (the “Revolving Line”), which is available for the Company’s future projects and general corporate purposes. The Company borrowed $3,950,000 under the Revolving Line as of June 30, 2024, which the Company repaid in July 2024. The Credit Agreement is 48% amortized over a 58-month period with a balloon payment upon maturity and is secured by a lien on substantially all of the assets of the Company and certain of its domestic subsidiaries. The Revolving Loan, the Term Loan, and the DDTL will mature on April 9, 2026 unless accelerated due to the occurrence of certain events specified in the Credit Agreement. The Revolving Line is charged an unused line fee of 0.25% per annum. The Term Loan and DDTL have interest and principal payments due quarterly. Principal amortization on an annual basis for the Term Loan and DDTL equates to 48% of the original principal loan commitments in years one through five and an end of term payment of the remaining principal balance.

On January 25, 2024, the, the Company entered into a First Amendment to Credit Agreement with Fifth Third which amended the Credit Agreement to add the Supplemental Term Loan, a new term loan in the aggregate principal amount of $2,700,000. The proceeds of the Supplemental Term Loan were advanced in a single borrowing on January 25, 2024, and were used to finance capital expenditures that the Company paid cash for during 2023 for its operations in Puebla, Mexico and other related transaction costs. The Supplemental Term Loan will mature on January 25, 2030 (the “Maturity Date”), unless accelerated due to the occurrence of certain events specified in the Credit Agreement. Interest on the Supplemental Term Loan is payable monthly during the initial twelve month period following the First Amendment Effective Date. Following such twelve month period, the Company is required to make equal monthly payments of principal and interest to fully amortize the amount outstanding under the Supplemental Term Loan by the Maturity Date. The Supplemental Term Loan is secured by a lien on substantially all of the assets of the Company and certain of its domestic subsidiaries. The First Amendment also replaces the LIBOR-based rates in the Credit Agreement with SOFR-based rates. Pursuant to the First Amendment, advances under the Credit Agreement bear interest at a floating rate per annum equal to SOFR plus 3.00%, subject to a SOFR floor of 0.00%.

As of June 30, 2024, the Company was subject to customary covenants under the Credit Agreement which included, among other covenants and obligations, a minimum fixed charge coverage ratio of 1.25 to 1.0 and a total funded debt to EBITDA ratio of 3.0 to 1.0 (tested on a trailing twelve-month basis at the end of each fiscal quarter), along with an annual clean-up covenant that requires the Company to cause the outstanding principal balance under the Revolving Loan to be less than $3,500,000 for at least 30 consecutive days during each calendar year (the “Credit Agreement Covenants”). The Company was in compliance with the Credit Agreement Covenants as of June 30, 2024.

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

The DFC Loan contains customary covenants including without limitation, requirements that HoldCo maintain certain financial ratios related to liquidity and cash flow as well as depository requirements. On March 28, 2024, HoldCo received a waiver and amendment from DFC for certain covenants as of December 31, 2023 and through December 31, 2024 and amended other covenants and definitions permanently. HoldCo was in compliance with all debt covenants pursuant to the DFC Loan as amended and waived at June 30, 2024.

The Company’s combined long-term debt, net of deferred issuance costs, totaled $15,083,000 as of June 30, 2024. See Note 3 - Long Term Debt to the condensed consolidated financial statements for additional information.

Commitments

As of June 30, 2024, the Company had commitments to purchase and install five Leksell Gamma Knife Esprit Systems (“Esprit”), one Gamma Plan workstation, and three Linear Accelerator (“LINAC”) systems. One LINAC and one Esprit will be placed at future customer sites. The remaining Esprit upgrades and LINACs are scheduled to occur in the later half of 2024 and 2025 at existing customer sites. Total Gamma Knife and LINAC commitments as of June 30, 2024 were $15,651,000. There are no deposits on the condensed consolidated balance sheets related to these commitments as of June 30, 2024. It is the Company’s intent to finance substantially all of these commitments. There can be no assurance that financing will be available for the Company’s current or future projects, or at terms that are acceptable to the Company. However, the Company currently has cash on hand of $14,486,000 and its Revolving Line of $7,000,000 and is actively engaged with financing resources to fund these projects. The Company borrowed $3,950,000 on the Revolving Line as of June 30, 2024, which was paid off in July 2024.

On September 4, 2022, the Company entered into a Maintenance and Support Agreement with Mevion, which provides for maintenance and support of the Company’s PBRT unit at Orlando Health from September 2022 through April 2026.  The agreement requires the Company to make an annual prepayment of $1,865,000 for the current contractual period (one year). This payment portion was recorded as a prepaid contract and is being amortized over the one-year service period.

As of June 30, 2024, the Company had commitments to service and maintain its Gamma Knife and PBRT equipment. The service commitments are carried out via contracts with Mevion, Elekta and Mobius Imaging, LLC. The Company’s commitment to purchase one LINAC system also includes a 5-year agreement to service the equipment, respectively. Total service commitments as of June 30, 2024 were $14,375,000. The Gamma Knife and certain other service contracts are paid monthly, as service is performed. The Company believes that cash flow from cash on hand and operations will be sufficient to cover these payments.

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

The following table summarizes related party activity for the three and six-month periods ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Equipment purchases and de-install costs	$521,000	$1,217,000	$2,937,000	$1,418,000
Costs incurred to maintain equipment	170,000	295,000	340,000	590,000
Total related party transactions	$691,000	$1,512,000	$3,277,000	$2,008,000

The Company also had commitments to purchase and install five Esprit units, purchase two LINACs and service the related equipment of $21,479,000 as of June 30, 2024.

Related party liabilities on the condensed consolidated balance sheets consist of the following as of June 30, 2024 and December 31, 2023

	June 30,	December 31,
	2024	2023
Accounts payable, asset retirement obligation and other accrued liabilities	$1,675,000	$2,361,000

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage or prepayment features. The Company does not have affiliation with partnerships, trusts or other entities whose purpose is to facilitate off-balance sheet financial transactions or similar arrangements, and therefore has no exposure to the financing, liquidity, market or credit risks associated with such entities. At June 30, 2024, the Company had no significant long-term, market-sensitive investments.

Item 4.    Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the Company and its subsidiaries is communicated to the principal executive officer and our principal financial officer. Based on that evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the principal executive officer and our principal financial officer, and recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

The Company completed an acquisition on May 7, 2024.  Many of the financial cycles are consistent with the Company’s current reporting cycles and, therefore, the related existing controls. The Company implemented new controls related to the revenue cycle for the RI Companies and will continue to assess the need for additional controls and resources through the year as it relates to the acquired operations. There were no other changes in our internal control over financial reporting during the six-month period ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

None.

Item 1A.    Risk Factors

Except as set forth below, there were no material changes during the period covered in this report to the risk factors previously disclosed in Part 1, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and Part II, Item 1A of the Company's Quarterly Report on Form 10-Q for the three-month period ended March 31, 2024.

The Company’s failure to file certain financial statements in connection with the RI Acquisition pursuant to Rules 8-04 and 8-05 of Regulation S-X and Item 9.01 of Form 8-K will limit the Company’s ability to raise capital.

On May 7, 2024, the Company filed a Current Report on Form 8-K to report the completion of the Company’s acquisition of 60% of the equity interests in each of the RI Companies from GenesisCare. Based on information available to the Company, the Company believes that the acquisition would qualify as a “significant” acquisition under Rule 1-02(w) of Regulation S-X and as a result, under Rules 8-04 and 8-05 of Regulation S-X, the Company would be required to provide (i) audited financial statements for the RI Companies as of and for the period ended June 30, 2023 and unaudited interim financial statements to the extent applicable (the “8-04 financial information”), and (ii) pro forma historical financial information combined to reflect the RI Companies’ financial information for the most recent fiscal year and interim period (the “8-05 financial information” and, together with the 8-04 financial information, the “S-X financial information”).

The Company purchased the RI Companies as part of the sale of certain of GenesisCare’s assets in its bankruptcy proceedings which were initiated in early June 2023. Due to the lack of reliable financial information for the RI Companies following the protracted bankruptcy proceedings, the Company is not able to obtain financial information sufficient to be able to provide the S-X financial information. The Company, therefore, is not in compliance with Rules 8-04 and 8-05 of Regulation S-X. Unless the Company files the S-X financial information, the Securities and Exchange Commission will not declare effective registration statements or post-effective amendments filed by the Company until twelve months following the date on which the Company has filed a periodic report with the Securities and Exchange Commission that meets the requirements of Regulation S-X, and affiliates will be not be permitted to make sales of securities pursuant to Rule 144 pursuant to the Securities Act of 1933, as amended.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information.

(a)

On May 7, 2024, the Company filed a Current Report on Form 8-K to report the completion of the Company’s acquisition of 60% of the equity interests in each of the RI Companies from GenesisCare. Based on information available to the Company, the Company believes that the acquisition would qualify as a “significant” acquisition under Rule 1-02(w) of Regulation S-X and as a result, under Rules 8-04 and 8-05 of Regulation S-X, the Company would be required to provide (i) audited financial statements for the RI Companies as of and for the period ended June 30, 2023 and unaudited interim financial statements to the extent applicable (the “8-04 financial information”), and (ii) pro forma historical financial information combined to reflect the RI Companies’ financial information for the most recent fiscal year and interim period (the “8-05 financial information” and, together with the 8-04 financial information, the “S-X financial information”). The Company purchased the RI Companies as part of the sale of certain of GenesisCare’s assets in its bankruptcy proceedings which were initiated in early June 2023. Due to the lack of reliable financial information for the RI Companies following the protracted bankruptcy proceedings, the Company is not able to obtain financial information sufficient to be able to provide the S-X financial information. Any such historical financial information would (i) be pre-bankruptcy information, which is outdated and the Company believes is not useful to investors in assessing the value of the assets acquired, the value of which is disclosed in this Quarterly Report on Form 10-Q, and was the primary driver behind management’s decision to enter into the acquisition, (ii) not reflect (a) the impacts of the bankruptcy itself on the financial information and (b) the fact that the RI Companies represented three of one hundred fifty sites operated as one business by GenesisCare and which have not historically recorded separate financial information, resulting in numerous and significant estimates and assumptions in order to create such historical financial information and (iii) not reflect the significant changes the businesses of the RI Companies have undergone as GenesisCare entered and exited bankruptcy. The Company has regularly requested historical financial information for the RI Companies from GenesisCare, but has not received sufficient reliable information in order to prepare the S-X financial information. The Company, therefore, is not in compliance with Rules 8-04 and 8-05 of Regulation S-X. Unless the Company files the S-X financial information, the Securities and Exchange Commission will not declare effective registration statements or post-effective amendments filed by the Company until twelve months following the date on which the Company has filed a periodic report with the Securities and Exchange Commission that meets the requirements of Regulation S-X, and affiliates will be not be permitted to make sales of securities pursuant to Rule 144 pursuant to the Securities Act of 1933, as amended. These restrictions do not apply to currently effective registration statements covering employee benefit plans.

(c)

During the three-month period ended June 30, 2024, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K

Item 6.    Exhibit Index

Incorporated by reference herein
Exhibit Number		Description	Form	Exhibit	Date
10.1	*	Amendment Three to Gamma Knife Perfexion Purchased Services Agreement dated as of March 27, 2014 between GK Financing, LLC and Peacehealth Sacred Heart Medical Center at Riverbend

31.1	*	Certification of Principal Executive Officer pursuant to Rule 13a-14a/15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer pursuant to Rule 13a-14a/15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	ǂ	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline Instance XBRL contained in Exhibit 101

	*	Filed herewith.
	ǂ	Furnished herewith.
	#	Portions of this exhibit (indicated therein by asterisks) have been omitted for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SHARED HOSPITAL SERVICES

Registrant

Date:	August 14, 2024	/s/ Raymond C. Stachowiak
Raymond C. Stachowiak
Executive Chairman of the Board and Chief Executive Officer (principal executive officer)

Date:	August 14, 2024	/s/ Robert L. Hiatt
Robert L. Hiatt
Chief Financial Officer (principal financial and principal accounting officer)