Form 10-Q
period 2024-09-30
AMERICAN SHARED HOSPITAL SERVICES
filed 2024-11-14
CIK 744825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024 or

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

As of November 8, 2024, there were outstanding 6,420,000 shares of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS	September 30, 2024	December 31, 2023
Current assets:
Cash and cash equivalents	$13,827,000	$13,690,000
Restricted cash	250,000	118,000
Accounts receivable, net of allowance for credit losses of $100,000 at September 30, 2024 and at December 31, 2023	8,635,000	4,343,000
Other receivables	1,306,000	504,000
Prepaid maintenance	945,000	1,275,000
Prepaid expenses and other current assets	757,000	526,000

Total current assets	25,720,000	20,456,000

Property and equipment, net	34,807,000	25,844,000
Land	19,000	19,000
Goodwill	1,265,000	1,265,000
Intangible asset	78,000	78,000
Right of use assets, net	986,000	57,000
Other assets	394,000	443,000

Total assets	$63,269,000	$48,162,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,786,000	$315,000
Employee compensation and benefits	1,223,000	757,000
Other accrued liabilities	1,966,000	1,226,000
Related party liabilities	3,544,000	1,961,000
Asset retirement obligations, related party (includes $156,000 and $250,000 non-related party at September 30, 2024 and December 31, 2023)	750,000	650,000
Income taxes payable	-	1,229,000
Current portion of lease liabilities	235,000	57,000
Line of credit	4,500,000	2,500,000
Current portion of long-term debt, net	3,557,000	2,084,000

Total current liabilities	17,561,000	10,779,000

Long-term lease liabilities, less current portion	1,500,000	-
Long-term debt, net, less current portion	10,818,000	11,041,000
Deferred income taxes	1,560,000	63,000

Total liabilities	31,439,000	21,883,000

Commitments (see Note 9)

Shareholders' equity:
Common stock, no par value (10,000,000 authorized shares; Issued and outstanding shares - 6,390,000 at September 30, 2024 and 6,300,000 at December 31, 2023)	10,763,000	10,763,000
Additional paid-in capital	8,517,000	8,232,000
Retained earnings	7,143,000	3,629,000
Total equity-American Shared Hospital Services	26,423,000	22,624,000
Non-controlling interests in subsidiaries	5,407,000	3,655,000
Total shareholders' equity	31,830,000	26,279,000

Total liabilities and shareholders' equity	$63,269,000	$48,162,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenues:
Rental revenue from medical equipment leasing	$3,312,000	$3,946,000	$11,464,000	$12,987,000
Direct patient services revenue	3,687,000	988,000	7,807,000	2,440,000
Equipment sales, net	-	200,000	-	200,000
	6,999,000	5,134,000	19,271,000	15,627,000
Costs of revenue:
Maintenance and supplies	613,000	518,000	1,671,000	1,509,000
Depreciation and amortization	1,666,000	1,228,000	4,418,000	3,812,000
Other direct operating costs	3,180,000	1,095,000	6,691,000	2,997,000
Other direct operating costs, related party	170,000	191,000	510,000	781,000
	5,629,000	3,032,000	13,290,000	9,099,000

Gross margin	1,370,000	2,102,000	5,981,000	6,528,000

Selling and administrative expense	1,923,000	1,735,000	5,698,000	5,262,000
Interest expense	336,000	277,000	1,070,000	825,000
Loss on write down of impaired assets and associated removal costs, net	-	-	188,000	578,000

Operating (loss) income	(889,000)	90,000	(975,000)	(137,000)

Bargain purchase gain RI Acquisition, net of deferred income taxes of $88,000 and $1,314,000	263,000	-	3,942,000	-
Interest and other income, net	47,000	135,000	212,000	318,000
(Loss) income before income taxes	(579,000)	225,000	3,179,000	181,000
Income tax (benefit) expense	(169,000)	60,000	(244,000)	93,000
Net (loss) income	(410,000)	165,000	3,423,000	88,000
(Less) plus: net loss (income) attributable to non-controlling interests	203,000	(47,000)	91,000	107,000
Net (loss) income attributable to American Shared Hospital Services	$(207,000)	$118,000	$3,514,000	$195,000

Net (loss) income per share:
(Loss) income per common share - basic	$(0.03)	$0.02	$0.54	$0.03
(Loss) income per common share - diluted	$(0.03)	$0.02	$0.54	$0.03

Weighted average common shares for basic (loss) earnings per share	6,482,000	6,366,000	6,482,000	6,336,000
Weighted average common shares for diluted (loss) earnings per share	6,482,000	6,432,000	6,520,000	6,406,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

	FOR THE THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2024 AND 2023
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Sub-Total ASHS	Non-controlling Interests in Subsidiaries	Total

Balances at January 1, 2023	6,184,000	$10,763,000	$7,843,000	$3,019,000	$21,625,000	$4,000,000	$25,625,000
Stock-based compensation expense	-	-	96,000	-	96,000	-	96,000
Net income (loss)	-	-	-	188,000	188,000	(88,000)	100,000
Balances at March 31, 2023	6,184,000	10,763,000	7,939,000	3,207,000	21,909,000	3,912,000	25,821,000
Stock-based compensation expense	-	-	97,000	-	97,000	-	97,000
Vested restricted stock awards	30,000	-	-	-	-	-	-
Net loss	-	-	-	(111,000)	(111,000)	(66,000)	(177,000)
Balances at June 30, 2023	6,214,000	10,763,000	8,036,000	3,096,000	21,895,000	3,846,000	25,741,000
Stock-based compensation expense	-	-	98,000	-	98,000	-	98,000
Vested restricted stock awards	56,000	-	-	-	-	-	-
Net income	-	-	-	118,000	118,000	47,000	165,000
Balances at September 30, 2023	6,270,000	$10,763,000	$8,134,000	$3,214,000	$22,111,000	$3,893,000	$26,004,000

Balances at January 1, 2024	6,300,000	$10,763,000	$8,232,000	$3,629,000	$22,624,000	$3,655,000	$26,279,000
Stock-based compensation expense	-	-	98,000	-	98,000	-	98,000
Vested restricted stock awards	30,000	-	-	-	-	-	-
Capital contribution non-controlling interests	-	-	-	-	-	38,000	38,000
Cash distributions to non-controlling interests	-	-	-	-	-	(95,000)	(95,000)
Net income (loss)	-	-	-	119,000	119,000	(54,000)	65,000
Balances at March 31, 2024	6,330,000	10,763,000	8,330,000	3,748,000	22,841,000	3,544,000	26,385,000
Stock-based compensation expense	-	-	99,000	-	99,000	-	99,000
Vested restricted stock awards	30,000	-	-	-	-	-	-
RI Acquisition non-controlling interests	-	-	-	-	-	2,100,000	2,100,000
Net income	-	-	-	3,602,000	3,602,000	166,000	3,768,000
Balances at June 30, 2024	6,360,000	10,763,000	8,429,000	7,350,000	26,542,000	5,810,000	32,352,000
Stock-based compensation expense	-	-	88,000	-	88,000	-	88,000
Vested restricted stock awards	30,000	-	-	-	-	-	-
RI Acquisition non-controlling interests	-	-	-	-	-	(200,000)	(200,000)
Net loss	-	-	-	(207,000)	(207,000)	(203,000)	(410,000)
Balances at September 30, 2024	6,390,000	$10,763,000	$8,517,000	$7,143,000	$26,423,000	$5,407,000	$31,830,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net income	$3,423,000	$88,000
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization, and other	4,501,000	3,874,000
Loss on write down of impaired assets and associated removal costs, net	188,000	578,000
Accretion of debt issuance costs	77,000	44,000
Bargain purchase gain RI Acquisition, net of deferred income taxes	(3,942,000)	-
Non cash lease expense	219,000	231,000
Accretion of unfavorable lease position	(26,000)
Deferred income taxes	183,000	-
Stock-based compensation expense	285,000	291,000
Changes in operating assets and liabilities:
Receivables	(3,975,000)	(498,000)
Prepaid expenses and other assets	148,000	799,000
Asset retirement obligations, related party	(113,000)	578,000
Related party liabilities	(2,006,000)	2,291,000
Accounts payable, accrued liabilities, and deferred revenue	2,379,000	713,000
Income taxes payable	(1,229,000)	54,000
Lease liabilities	(219,000)	(265,000)
Net cash (used in) provided by operating activities	(107,000)	8,778,000

Investing activities:
Cash received in excess of cash paid for the RI Acquisition	538,000	-
Payment for purchases of property and equipment	(3,278,000)	(6,176,000)
Net cash used in investing activities	(2,740,000)	(6,176,000)

Financing activities:
Principal payments on long-term debt	(1,430,000)	(1,589,000)
Payments on line of credit	(8,900,000)	-
Advances on line of credit	10,900,000	1,400,000
Long-term debt financing	2,700,000
Principal payments on short-term financing	-	(202,000)
Capital contribution non-controlling interests	38,000	-
Distributions to non-controlling interests	(95,000)	-
Debt issuance costs long-term debt	(97,000)	(9,000)
Net cash provided by (used in) financing activities	3,116,000	(400,000)
Net change in cash, cash equivalents, and restricted cash	269,000	2,202,000
Cash, cash equivalents, and restricted cash at beginning of period	13,808,000	12,453,000
Cash, cash equivalents, and restricted cash at end of period	$14,077,000	$14,655,000

Supplemental cash flow disclosure
Cash paid during the period for:
Interest	$993,000	$781,000
Income taxes	$1,718,000	$277,000

Schedule of noncash investing and financing activities
Equipment included in accounts payable and accrued liabilities	$3,114,000	$-
Non-controlling interest RI Acquisition	$1,900,000	$-

Detail of cash, cash equivalents and restricted cash at end of period
Cash and cash equivalents	$13,827,000	$14,537,000
Restricted cash	250,000	118,000
Cash, cash equivalents, and restricted cash at end of period	$14,077,000	$14,655,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.    Basis of Presentation

In the opinion of the management of American Shared Hospital Services (“ASHS”), the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for the fair presentation of ASHS consolidated financial position as of September 30, 2024, the results of its operations for the three and nine-month periods ended September 30, 2024 and 2023, and the cash flows for the nine-month periods ended September 30, 2024 and 2023. The results of operations for the three and nine-month periods ended September 30, 2024 are not necessarily indicative of results on an annualized basis. Consolidated balance sheet amounts as of December 31, 2023 have been derived from the audited consolidated financial statements.

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

The Company (through ASRS) and Elekta AB (“Elekta”), the manufacturer of the Gamma Knife (through its wholly-owned United States subsidiary, GKV Investments, Inc.), entered into an operating agreement and formed GKF. As of September 30, 2024, GKF provides Gamma Knife units to ten medical centers in the United States in the states of Florida, Illinois, Indiana, Mississippi, Nebraska, New Mexico, New York, Ohio, Oregon, and Texas. GKF also owns and operates two single-unit Gamma Knife facilities in Lima, Peru and Guayaquil, Ecuador. The Company through its wholly-owned subsidiary, Orlando, provided proton beam radiation therapy (“PBRT”) and related equipment to a customer in the United States.

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

On  April 27, 2022, the Company signed a Joint Venture Agreement with the principal owners of Guadalupe Amor y Bien S.A. de C.V. (“Guadalupe”) to establish Puebla to treat public- and private-paying cancer patients and provide radiation therapy and radiosurgery services in Guadalupe, Mexico. The Company and Guadalupe hold 85% and 15% ownership interests, respectively, in Puebla. Under the agreement, the Company is responsible for providing a linear accelerator upgrade to an Elekta Versa HD, and Guadalupe will be accountable for all site modification costs.  The Company formed ASHS-Mexico on  October 3, 2022 to establish Puebla.  Puebla was formed on  December 15, 2022 and began treating patients in July 2024. Operating costs incurred during the three and nine-month periods ended September 30, 2024 by Puebla, are included in the condensed consolidated statement of operations.

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

In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (“ASU 2024-03”) which requires entities to 1. disclose amounts of (a) purchase of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and, (e) depreciation, depletion, and amortization recognized as part of oil-and gas-producing activities, 2. include certain amounts that are already required to be disclosed under current Generally Accepted Accounting Principles in the same disclosures as other disaggregation requirements, 3. disclose a qualitative description of the amounts remaining in relevant expense captions that are not necessarily disaggregated quantitatively, and 4. disclose the total amount of selling expenses, in annual reporting periods, an entity’s definition of selling expense. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027.  Early adoption is permitted. The Company is currently evaluating ASU 2024-03 to determine the impact it may have on its consolidated financial statements.

Revenue recognition - The Company recognizes revenues under Accounting Standards Codification (“ASC”) 842 Leases (“ASC 842”) and ASC 606 Revenue from Contracts with Customers (“ASC 606”).

Rental revenue from medical equipment leasing (“leasing”) – The Company recognizes revenues under ASC 842 when services have been rendered and collectability is reasonably assured, on either a fee per use or revenue sharing basis. The terms of the contracts do not contain any guaranteed minimum payments. The Company’s lease contracts typically have a ten-year term and are classified as either fee per use or revenue sharing. Fee per use revenues are recognized at the time the procedures are performed, based on each hospital’s contracted rate and the number of procedures performed. Under revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital. The amount the Company expects to receive is recorded as revenue and estimated based on historical experience. Revenue estimates are reviewed periodically and adjusted as necessary.  Some of the Company’s revenue sharing arrangements also have a cost sharing component and net profit share for the operating costs of the center. The Company records an estimate of operating costs which are reviewed on a regular basis and adjusted as necessary to more accurately reflect the actual operating costs and profit. The operating costs and estimated net operating profit are recorded as other direct operating costs in the condensed consolidated statements of operations. For the three and nine-month periods ended September 30, 2024, the Company recognized leasing revenue of approximately $3,312,000 and $11,464,000 compared to $3,946,000 and $12,987,000 for the same periods in the prior year, respectively. Of the ASC 842 revenue, for the three and nine-month periods ended September 30, 2024, approximately $2,316,000 and $7,386,000 were for PBRT services, compared to $2,219,000 and $7,078,000 for the same periods in the prior year, respectively.

Direct patient services income (“retail”) – The Company has stand-alone facilities in Lima, Peru, Guayaquil, Ecuador, and Puebla, Mexico where contracts exist between the Company’s facilities and the individual patients treated at the facility. Under ASC 606, the Company acts as the principal in these transactions and provides, at a point in time, a single performance obligation, in the form of a Gamma Knife or radiation therapy treatment. Revenue related to these treatments is recognized on a gross basis at the time when the patient receives treatment. There is no variable consideration present in the Company’s performance obligation and the transaction price is agreed upon per the stated contractual rate. GKPeru’s payment terms are typically prepaid for self-pay patients and insurance provider payments are paid net 30 days. GKCE’s patient population is primarily covered by a government payor and payments are paid between three and six months following issuance of an invoice. The facility in Puebla currently has a contract with one local hospital to cover its eligible patient base and is also treating self-pay patients.  Puebla’s payment terms are typically prepaid for self-pay patients and net 30 days for the hospital patients. The Company did not capitalize any incremental costs related to the fulfillment of its customer contracts.

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

Accounts receivable balances under ASC 606 at  September 30, 2024 and January 1, 2024 were $5,357,000 and $1,626,000, respectively. Accounts receivable balances under ASC 606 at  September 30, 2023 and January 1, 2023 were $1,416,000 and $1,118,000, respectively. For the three and nine-month periods ended September 30, 2024, the Company recognized retail revenues of approximately $3,687,000 and $7,807,000 compared to $988,000 and $2,440,000 for the same periods in the prior year, respectively.

Business Combinations - Business combinations are accounted for under ASC 805 Business Combinations (“ASC 805”) using the acquisition method of accounting. Under the acquisition method of accounting, all assets acquired, identifiable intangible assets, liabilities assumed and applicable non-controlling interests are recognized at fair value as of the acquisition date.  Costs incurred associated with the acquisition of a business are expensed as incurred. The allocation of purchase price requires management to make significant estimates and assumptions, especially with respect to tangible assets, any intangible assets identified and non-controlling interests. These estimates include, but are not limited to, a market participant’s expectation of future cash flows from acquired customers, acquired trade names, useful lives of acquired assets, and discount rates.  See Note 11 - Rhode Island Acquisition to the condensed consolidated financial statements for further discussion on acquisitions.

Business segment information - Based on the guidance provided in accordance with ASC 280 Segment Reporting (“ASC 280”), the Company analyzed its subsidiaries which are all in the business of providing radiosurgery and radiation therapy services, either through leasing to healthcare providers or directly to patients, and concluded there are two reportable segments, leasing and retail. As of September 30, 2024, the Company provided Gamma Knife and PBRT equipment to eleven hospitals in the United States, which constitutes the leasing segment. As of September 30, 2024, the Company owns and operates two single-unit Gamma Knife facilities in Lima, Peru and Guayaquil, Ecuador, one single-unit radiation therapy facility in Puebla, Mexico, and following the RI Acquisition on May 7, 2024, the Company also owns and operates three single-unit radiation therapy facilities in Rhode Island, which collectively constitute the retail segment. An operating segment is defined by ASC 280 as a component of an entity that engages in business activities in which it  may recognize revenues and incur expenses, that has operating results that are regularly reviewed by the Company’s Chief Operating Decision Maker (“CODM”), and for which its discrete financial information is available. The Company determined two reportable segments existed due to similarities in economics of business operations and how the Company recognizes revenue for the patient treatment. The operating results of the two reportable segments are reviewed by the Company’s Executive Chairman of the Board and Chief Executive Officer, who is also the CODM.

The revenues, depreciation, interest expense, interest income, tax expense and net income attributable to American Shared Hospital Services for the Company’s two reportable segments as of  September 30, 2024 and 2023 consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Leasing (includes equipment sales, net)	$3,312,000	$4,146,000	$11,464,000	$13,187,000
Retail	3,687,000	988,000	7,807,000	2,440,000
Total	$6,999,000	$5,134,000	$19,271,000	$15,627,000

	2024	2023	2024	2023
Depreciation expense
Leasing	$1,101,000	$1,088,000	$3,412,000	$3,341,000
Retail	543,000	177,000	1,089,000	533,000
Total	$1,644,000	$1,265,000	$4,501,000	$3,874,000

	2024	2023	2024	2023
Interest expense
Leasing	$304,000	$277,000	$972,000	$825,000
Retail	32,000	-	98,000	-
Total	$336,000	$277,000	$1,070,000	$825,000

	2024	2023	2024	2023
Interest income
Leasing	$57,000	$149,000	$246,000	$346,000
Retail	6,000	-	6,000	-
Total	$63,000	$149,000	$252,000	$346,000

	2024	2023	2024	2023
Income tax (benefit) expense
Leasing	$(276,000)	$21,000	$(415,000)	$34,000
Retail	107,000	39,000	171,000	59,000
Total	$(169,000)	$60,000	$(244,000)	$93,000

	2024	2023	2024	2023

Net (loss) income attributable to American Shared Hospital Services
Leasing	$(602,000)	$100,000	$(2,096,000)	$328,000
Retail	395,000	18,000	5,610,000	(133,000)
Total	$(207,000)	$118,000	$3,514,000	$195,000

Reclassifications - Certain comparative balances as of September 30, 2023 and December 31, 2023 have been reclassified to make them consistent with the current year presentation.

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

The following table summarizes property and equipment as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023

Medical equipment and facilities	$78,981,000	$77,150,000
Office equipment	490,000	306,000
Construction in progress	1,221,000	3,771,000
	80,692,000	81,227,000
Accumulated depreciation	(45,885,000)	(55,383,000)
Net property and equipment	$34,807,000	$25,844,000

Net property and equipment held outside of the United States	$5,934,000	$6,174,000

Depreciation expense in the condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2024 and 2023 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Depreciation expense	$1,644,000	$1,265,000	$4,501,000	$3,874,000

Note 3.    Long-Term Debt Financing

On April 9, 2021 the Company along with certain of its domestic subsidiaries (collectively, the “Loan Parties”) entered into a five year $22,000,000 credit agreement (the “Credit Agreement”) with Fifth Third Bank, N.A. (“Fifth Third”). The Credit Agreement includes three loan facilities. The first loan facility is a $9,500,000 term loan (the “Term Loan”) which was used to refinance the domestic Gamma Knife debt and finance leases, and associated closing costs. The second loan facility of $5,500,000 is a delayed draw term loan (the “DDTL”) which was used to refinance the Company’s PBRT finance leases and associated closing costs, as well as to provide additional working capital. The third loan facility provides for a $7,000,000 revolving line of credit (the “Revolving Line”) available for future projects and general corporate purposes. The Company borrowed $4,500,000 on the Revolving Line as of  September 30, 2024. The facilities have a five-year maturity and carry a floating interest of  based on the Secured Overnight Financing Rate (“SOFR”) plus 3.0% and are secured by a lien on substantially all of the assets of the Loan Parties and guaranteed by ASHS.

On  January 25, 2024 (the “First Amendment Effective Date”), the Company and Fifth Third entered into a First Amendment to Credit Agreement (the “First Amendment”), which amended the Credit Agreement to add a new term loan in the aggregate principal amount of $2,700,000 (the “Supplemental Term Loan”). The proceeds of the Supplemental Term Loan were advanced in a single borrowing on  January 25, 2024, and were used for capital expenditures related to the Company’s operations in Puebla, Mexico and other related transaction costs. The Supplemental Term Loan will mature on  January 25, 2030 (the “Maturity Date”). Interest on the Supplemental Term Loan is payable monthly during the initial twelve month period following the First Amendment Effective Date. Following such twelve month period, the Company is required to make equal monthly payments of principal and interest to fully amortize the amount outstanding under the Supplemental Term Loan by the Maturity Date. The Supplemental Term Loan is secured by a lien on substantially all of the assets of the Company and certain of its domestic subsidiaries. The First Amendment also replaces the LIBOR-based rates in the Credit Agreement with SOFR-based rates. Pursuant to the First Amendment, advances under the Credit Agreement bear interest at a floating rate per annum equal to SOFR plus 3.00%, subject to a SOFR floor of 0.00%. The long-term debt on the condensed consolidated balance sheets related to the Term Loan and DDTL was $12,588,000 and $10,825,000 as of September 30, 2024 and December 31, 2023, respectively.  The Company capitalized debt issuance costs of $97,000 as of  September 30, 2024 related to issuance of the Supplemental Term Loan.

The Credit Agreement contains customary covenants and representations, including without limitation, a minimum fixed charge coverage ratio of 1.25 and maximum funded debt to EBITDA ratio of 3.0 to 1.0 (tested on a trailing twelve-month basis at the end of each fiscal quarter), reporting obligations, limitations on dispositions, changes in ownership, mergers and acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and capital expenditures. The Loan Parties are in compliance with the Credit Agreement covenants as of  September 30, 2024.

The loan entered into with United States International Development Finance Corporation (“DFC”) in connection with the acquisition of GKCE in June 2020 (the “DFC Loan”) was obtained through the Company’s wholly-owned subsidiary, HoldCo and is guaranteed by GKF. The DFC Loan is secured by a lien on GKCE’s assets. The first tranche of the DFC Loan was funded in  June 2020. During the fourth quarter of 2023, the second tranche of the DFC loan was funded to finance the equipment upgrade in Ecuador. The amount outstanding under the first tranche of the DFC Loan is payable in 29 quarterly installments with a fixed interest rate of 3.67%.  The amount outstanding under the second tranche of the DFC Loan is payable in 16 quarterly installments with a fixed interest rate of 7.49%. The long-term debt on the condensed consolidated balance sheets related to the DFC Loan was $1,970,000 and $2,464,000 as of September 30, 2024 and December 31, 2023, respectively. The Company capitalized debt issuance costs of $0 and $9,000 as of  September 30, 2024 and December 31, 2023, respectively, related to maintenance and administrative fees on the DFC Loan.

The DFC Loan contains customary covenants including without limitation, requirements that HoldCo maintain certain financial ratios related to liquidity and cash flow as well as depository requirements. On March 28, 2024 the HoldCo received a waiver and amendment from DFC for certain covenants as of December 31, 2023 and through December 31, 2024 and amended other covenants and definitions permanently. HoldCo was in compliance with all debt covenants pursuant to the DFC Loan as amended and waived at September 30, 2024.

The accretion of debt issuance costs for the three and nine-month periods ended September 30, 2024 was $19,000 and $77,000 compared to $7,000 and $44,000 for the same periods in the prior year, respectively. As of September 30, 2024 and December 31, 2023, the unamortized deferred issuance costs on the consolidated balance sheet was $184,000 and $164,000, respectively.

As of September 30, 2024, long-term debt on the condensed consolidated balance sheets was $14,375,000. The following are contractual maturities of long-term debt as of  September 30, 2024, excluding deferred issuance costs of $184,000:

Year ending December 31,	Principal
2024 (excluding the nine-months ended September 30, 2024)	$727,000
2025	3,402,000
2026	8,272,000
2027	1,033,000
2028	540,000
Thereafter	585,000
$14,559,000

Note 4.    Other Accrued Liabilities

Other accrued liabilities consist of the following as of  September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Professional services	$254,000	$472,000
Operating costs	943,000	450,000
Other	769,000	304,000
Total other accrued liabilities	$1,966,000	$1,226,000

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

On  November 3, 2021, the Company entered into an agreement to sublease (the “Sublease”) its corporate office located at Two Embarcadero Center, Suite 410, San Francisco, California, where it leased approximately 3,253 square feet for $22,011 per month and the lease expired in  August 2023. The Sublease was for $16,195 per month through the contract expiration date. The Company also entered into a lease agreement (the “Lease”) for new corporate office space at 601 Montgomery St., Suite 1112, San Francisco, CA for approximately 900 square feet for $4,500 per month with a lease expiration date in  November 2024. The Company did not renew this lease.

On May 7, 2024, the Company completed the RI Acquisition and acquired 60% of the equity interests of the RI Companies. The RI Companies operate three single-unit LINAC facilities.  The Company assessed the existing lease agreements under ASC 842 and concluded two of the three facilities contained operating leases.  The Company included these leases in its presentation of the condensed consolidated financial statements for the three and nine-month periods ended September 30, 2024.  The Company’s operating lease in Woonsocket is with a related party and contains a sublease for a 1,950 square feet of the clinic space. The sublease is also with a related party. Sublease income, related party, for the three and nine-month periods ended September 30, 2024 was $15,000 and $24,000, respectively.  Rent payable to related parties was approximately $184,000 as of  September 30, 2024.

The Company’s lessee operating leases are accounted for as ROU assets, current portion of lease liabilities, and lease liabilities on the condensed consolidated balance sheets. Operating lease ROU assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company’s operating lease contracts do not provide an implicit rate for calculating the present value of future lease payments. The Company determined its incremental borrowing rate to be in the range of approximately 4% and 8% by using available market rates and expected lease terms. The operating lease ROU assets and liabilities include any lease payments made and there were no lease incentives or initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company’s lessee operating lease agreements are for administrative office space and related equipment and two of its recently acquired stand-alone facilities in Rhode Island. These leases have remaining lease terms of approximately 5 to 17 years, some of which include options to renew or extend the lease. As of September 30, 2024, operating ROU assets, net of unfavorable leasehold interests were $986,000, and lease liabilities were $1,735,000.

The following table summarizes the maturities of the Company's lessee operating lease liabilities as of September 30, 2024:

Year ending December 31,	Operating Leases

2024 (excluding the nine-months ended September 30, 2024)	$109,000
2025	346,000
2026	347,000
2027	347,000
2028	348,000
Thereafter	958,000

Total lease payments	2,455,000
Less imputed interest	(720,000)
Total	$1,735,000

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lease cost
Operating lease cost	$133,000	$59,000	$219,000	$265,000
Sublease income, related party	(15,000)	(30,000)	(24,000)	(129,000)
Total lease cost	$118,000	$29,000	$195,000	$136,000

Other information
Cash paid for amounts included in the measurement of lease liabilities - Operating leases	$133,000	$59,000	$219,000	$265,000
Weighted-average remaining lease term - Operating leases in years	7.85	0.89	7.85	0.89
Weighted-average discount rate - Operating leases	8.00%	4.99%	8.00%	4.99%

Note 6.    Per Share Amounts

Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding. The Company calculates diluted shares using the treasury stock method. Because the Company reported a loss for the three-month period ended September 30, 2024, the potentially dilutive effects of approximately 62,000 of the Company’s stock options and 33,000 of the Company’s unvested restricted stock awards were not considered for the reporting period. The computation for the nine-month period ended September 30, 2024 excluded approximately 4,000 of the Company’s stock options because the exercise price of the options was higher than the average market price during the periods. The computation for the three and nine-month periods ended September 30, 2023 excluded approximately 118,000 and 91,000 of the Company’s stock options because the price of the options was higher than the average market price during the period. The weighted average common shares outstanding for basic earnings per share for the three and nine-month periods ended September 30, 2024 and 2023 included approximately 123,000 and 123,000, respectively, of the Company's restricted stock awards that are fully vested but are deferred for issuance.

The following table sets forth the computation of basic and diluted earnings per share for the three and nine-month periods ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income attributable to American Shared Hospital Services	$(207,000)	$118,000	$3,514,000	$195,000

Weighted average common shares for basic (loss) earnings per share	6,482,000	6,366,000	6,482,000	6,336,000
Dilutive effect of stock options and restricted stock awards	-	66,000	38,000	70,000
Weighted average common shares for diluted (loss) earnings per share	6,482,000	6,432,000	6,520,000	6,406,000

Basic (loss) earnings per share	$(0.03)	$0.02	$0.54	$0.03
Diluted (loss) earnings per share	$(0.03)	$0.02	$0.54	$0.03

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

Stock-based compensation expense associated with the Company’s stock options to employees is calculated using the Black-Scholes valuation model. The Company’s stock awards have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates. The estimated fair value of the Company’s option grants is estimated using assumptions for expected life, volatility, dividend yield, and risk-free interest rate which are specific to each award. The estimated fair value of the Company’s options is expensed over the period during which an employee is required to provide service in exchange for the award (requisite service period), usually the vesting period. Accordingly, stock-based compensation cost before income tax effect for the Company’s options and restricted stock awards in the amount of $88,000 and $285,000 for the three and nine-month periods ended September 30, 2024 and $98,000 and $291,000 for the three and nine-month periods ended September 30, 2023, respectively, is reflected in selling and administrative expense in the condensed consolidated statements of operations. For the nine-month period ended September 30, 2024, there was approximately $26,000 of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plan. This cost is expected to be recognized over a period of approximately three years.

The following table summarizes stock option activity for the nine-month periods ended September 30, 2024 and 2023:

	Stock Options	Grant Date Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Intrinsic Value
Outstanding at January 1, 2024	146,000	$2.83	5.44	$-
Forfeited	(84,000)	$2.87	-	$-
Outstanding at September 30, 2024	62,000	$2.76	2.56	$20,000
Exercisable at September 30, 2024	35,000	$2.76	1.32	$-

Outstanding at January 1, 2023	95,000	$2.76	4.83	$25,000
Granted	70,000	$2.82	7.00	$-
Forfeited	(19,000)	$2.69	-	$-
Outstanding at September 30, 2023	146,000	$2.80	5.51	$-
Exercisable at September 30, 2023	38,000	$2.86	3.35	$-

Note 8.    Income Taxes

The Company generally calculates its effective income tax rate at the end of an interim period using an estimate of the annualized effective income tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate of the annualized effective income tax rate cannot be made, the Company computes its provision for income taxes using the actual effective income tax rate for the results of operations reported within the year-to-date periods. The Company’s effective income tax rate is highly influenced by relative income or losses reported and the amount of the nondeductible stock-based compensation associated with grants of its common stock options and from the results of international operations. A small change in estimated annual pretax income can produce a significant variance in the annualized effective income tax rate given the expected amount of these items. As a result, the Company has computed its provision for income taxes for the three and nine-month periods ended September 30, 2024 and 2023 by applying the actual effective tax rates to income or reported within the condensed consolidated financial statements through those periods.  The provision for income taxes for the nine-month period ended September 30, 2024 included a non-recurring adjustment for unrecognized tax benefits related to foreign taxes of $100,000 which offset income tax expense for the same period.

Note 9.    Commitments

As of September 30, 2024, the Company had commitments to purchase and install four Leksell Gamma Knife Esprit Systems (“Esprit”), one Gamma Plan workstation, and two Linear Accelerator (“LINAC”) systems. One LINAC and one Esprit will be placed at future customer sites. The remaining Esprit upgrades and LINACs are scheduled to occur during 2025 or later at existing customer sites. Total Gamma Knife and LINAC commitments as of September 30, 2024 were $13,383,000. There are no deposits on the condensed consolidated balance sheets related to these commitments as of September 30, 2024. It is the Company’s intent to finance substantially all of these commitments. There can be no assurance that financing will be available for the Company’s current or future projects, or at terms that are acceptable to the Company. However, the Company currently has cash on hand of $14,077,000 and its Revolving Line of $7,000,000 and is actively engaged with financing resources to fund these projects. The Company borrowed $4,500,000 on the Revolving Line as of September 30, 2024.

On September 4, 2022, the Company entered into a Maintenance and Support Agreement with Mevion Medical Systems, Inc. (“Mevion”), which provides for maintenance and support of the Company’s PBRT unit at Orlando Health from September 2022 through April 2026.  The agreement requires the Company to make an annual prepayment of $1,939,000 for the current contractual period ( one year). As of September 30, 2024, half of the prepayment was recorded as a prepaid contract and is being amortized over the one-year service period.

As of September 30, 2024, the Company had commitments to service and maintain its Gamma Knife, LINAC, and PBRT equipment. The service commitments are carried out via contracts with Mevion, Elekta and Mobius Imaging, LLC. The Company’s commitment to purchase one LINAC system also includes a 5-year agreement to service the equipment, respectively. Total service commitments as of  September 30, 2024 were $13,712,000. The Gamma Knife and certain other service contracts are paid monthly, as service is performed. The Company believes that cash flow from cash on hand and operations will be sufficient to cover these payments.

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

The following table summarizes related party activity for the three and nine-month periods ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Equipment purchases and de-install costs	$524,000	$2,147,000	$3,461,000	$3,565,000
Costs incurred to maintain equipment	170,000	191,000	510,000	781,000
Total related party transactions	$694,000	$2,338,000	$3,971,000	$4,346,000

The Company also had commitments to purchase and install four Esprit units, purchase two LINACs, and service the related equipment of $19,068,000 as of   September 30, 2024.

Related party liabilities on the condensed consolidated balance sheets consist of the following as of  September 30, 2024 and December 31, 2023

	September 30,	December 31,
	2024	2023
Accounts payable, asset retirement obligation and other accrued liabilities	$4,138,000	$2,361,000

Note 11. Rhode Island Acquisition

On   November 10, 2023, the Company entered into the IPA with GenesisCare and GC Holdings, pursuant to which GenesisCare agreed to sell to the Company its entire equity interest in each of the RI Companies and to assign certain payor contacts to the Company for a cash purchase price of $2,850,000 (such transaction, the “RI Acquisition”).  The equity interests acquired by the Company under the IPA equates to a 60% interest in each RI Company. The RI Companies operate three functional radiation therapy cancer centers in Rhode Island. The Company acquired the RI Companies to expand its growing retail business model in the United States and continue to diversify its cancer treatment product offerings.

On   March 1, 2024, the Company, GenesisCare and GC Holdings entered into a First Amendment to the Investment Agreement pursuant to which the parties agreed to extend the date on which a party could terminate the IPA if the closing conditions had not been met (the “Permitted Termination Date”) from  March 10, 2024 to  April 30, 2024. On  April 18, 2024, the parties agreed to a Second Amendment to the Investment Agreement pursuant to which GenesisCare agreed to sell a GE Discovery RT CT Simulator (“CT Sim”) to the Company for $175,000, payment for which was required 5 days following the close of the acquisition. On   April 24 2024, the Company, GenesisCare and GC Holdings, entered into a Third Amendment to the Investment Agreement that further extended the Permitted Termination Date to  May 31, 2024. On  May 7, 2024, the parties entered into a Fourth Amendment to the Investment Purchase Agreement, pursuant to which GenesisCare agreed to transfer certain assets and payor contracts to the RI Companies, rather than transferring such assets and payor contracts to the Company. The parties completed the remaining closing conditions pursuant to the IPA and closed the RI Acquisition on  May 7, 2024 (the “Closing Date”).

The RI acquisition has been accounted for as a business combination under ASC 805, which requires, among other things, that purchase consideration, assets acquired, liabilities assumed and non-controlling interest be measured at their fair values as of the acquisition date. The allocation of purchase price considerations is preliminary, and is subject to revision as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed becomes available. During the measurement period, which can be no more than one year from the Closing Date, the Company expects to continue to obtain information to assist in determining the final fair value of assets acquired.  The assets acquired were recorded based on valuations derived from estimated fair value assessments and assumptions used by the Company.  Thus, the provisional measurements of fair value discussed below are subject to change.  The Company expects to finalize the valuations as soon as practicable, but no later than one year from the Closing Date.  While the Company believes its estimates and assumptions underlying the valuations are reasonable, different estimates and assumptions could result in different valuations assigned to the individual assets acquired, and the resulting amount of the bargain purchase gain. During the three-month period ended  September 30, 2024, the Company concluded some of the fair value estimates for accounts receivable, non-controlling interests, and unfavorable leasehold interests required adjustment.  The adjusted preliminary allocations provided below reflect these changes.

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

The Company recorded a preliminary allocation of the purchase price consideration as of the Closing Date, for the three-month period ended June 30, 2024. During the three-month period ended  September 30, 2024, the Company concluded some of the fair value estimates for accounts receivable, non-controlling interests, and unfavorable leasehold interests required adjustment.  The net effect of these changes was an increase to the bargain purchase gain of $263,000, net of deferred taxes of $88,000. The net impact to the condensed consolidated statement of operations, outside of the change in the bargain purchase gain, was not material for the three and nine-month periods ended September 30, 2024.

The major classes of assets and liabilities to which the Company has preliminarily allocated the fair value of the purchase price consideration as of  September 30, 2024 were as follows:

	May 7, 2024	Remeasurement	September 30, 2024
Cash and cash equivalents	$3,388,000	$-	$3,388,000
Accounts receivable	919,000	(300,000)	619,000
Medical equipment	2,403,000	-	2,403,000
Facilities	4,697,000	-	4,697,000
ROU assets	1,835,000	-	1,835,000
Unfavorable leasehold interests	(1,227,000)	451,000	(776,000)
Total assets acquired	12,015,000	151,000	12,166,000

Accounts payable	(150,000)	-	(150,000)
Lease liabilities	(1,835,000)	-	(1,835,000)
Deferred income taxes	(1,226,000)	(88,000)	(1,314,000)
Gain on bargain purchase	(3,679,000)	(263,000)	(3,942,000)
Base purchase consideration	5,125,000	(200,000)	4,925,000

Non-controlling interest	(2,100,000)	200,000	(1,900,000)
CT Sim	(175,000)	-	(175,000)
Cash paid by the Company	$2,850,000	$-	$2,850,000

The Company recognized a bargain purchase, as defined by ASC 805, in connection with the RI Acquisition.  The Company purchased the RI Companies as part of the sale of certain of GenesisCare’s assets in its bankruptcy proceedings, resulting in a bargain purchase. A bargain purchase gain of $263,000 and $3,942,000, net of deferred taxes of $88,000 and $1,314,000, respectively is reflected in other income in the condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2024. None of the purchase price was allocated to intangible assets because none were acquired as part of the transaction. The Company recorded the unfavorable lease position received as part of the RI Acquisition as a reduction to ROU assets on the condensed consolidated balance sheet.

The preliminary value of the acquired tangible assets acquired were as follows:

	Fair Value	Average Useful Life (in Years)

Facilities	$4,697,000	15
Medical equipment	2,403,000	4
Total medical equipment and facilities acquired	$7,100,000

Costs related to legal, financial and due diligence services performed in connection with the RI Acquisition recorded in selling and administrative expense in the condensed consolidated statement of operations were $560,000 for the nine-month period ended September 30, 2024.

The net impact of the RI Acquisition on the consolidated results of operations, since the date of acquisition, are as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2024

Revenue	$2,635,000	$4,527,000
Operating income	$188,000	$800,000

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

Nine Months Ended
September 30, 2024

Revenue	$22,701,000
Operating income	$510,000
Diluted earnings per share	$0.09

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

Overview

American Shared Hospital Services is a leading provider of turn-key technology solutions for stereotactic radiosurgery and advanced radiation therapy equipment and services. The main drivers of the Company’s revenue are numbers of sites, procedure volume, and reimbursement. The Company delivers radiation therapy through medical equipment leasing and direct patient services, its two reportable segments. The medical equipment leasing segment, which we also refer to as the Company’s leasing segment, operates by fee-per-use contracts or revenue sharing contracts where the Company shares in the revenue and operating costs of the equipment.  The Company leases ten Gamma Knife systems and one PBRT system as of September 30, 2024, where a contract exists between the hospital and the Company.  On May 7, 2024, the Company acquired 60% of the equity interests of the RI Companies, which operate three single-unit radiation therapy facilities in Rhode Island. The Company, through GKF, owns and operates two single-unit Gamma Knife facilities in Lima, Peru and Guayaquil, Ecuador.  The Company also owns and operates a single-unit radiation therapy center in Puebla, Mexico, which began treating patients in July 2024. The Company’s facilities in Rhode Island, Peru, Ecuador, and Mexico are considered direct patient services, which we also refer to as the Company’s retail segment, where a contract exists between the Company’s facilities and the individual treated at the facility.

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

Revenue Recognition

The Company recognizes revenues under ASC 842 and ASC 606. The Company had ten domestic Gamma Knife units, two international Gamma Knife units, three domestic LINAC units, and one PBRT system in operation in the United States as of September 30, 2024 and twelve domestic Gamma Knife units, two international Gamma Knife units, and one PBRT system in operation in the United States as of September 30, 2023. Five of the Company’s ten domestic Gamma Knife customers are under fee-per-use contracts, and five customers are under revenue sharing arrangements. The ten domestic Gamma Knife contracts operate under the Company’s leasing segment. The Company’s PBRT system at Orlando Health is considered a revenue share contract operating under the leasing segment. The Company’s three single-unit facilities, acquired in Rhode Island in May 2024, operate under the Company’s retail segment. The Company, through GKF, also owns and operates two single-unit, international Gamma Knife facilities in Lima, Peru and Guayaquil, Ecuador. These two units economically operate under the Company’s retail segment.

Rental revenue from medical equipment leasing (“leasing”) – The Company recognizes revenues under ASC 842 when services have been rendered and collectability is reasonably assured, on either a fee per use or revenue sharing basis. The terms of the contracts do not contain any guaranteed minimum payments. The Company’s lease contracts typically have a ten-year term and are classified as either fee per use or revenue sharing. Fee per use revenues are recognized at the time the procedures are performed, based on each hospital’s contracted rate and the number of procedures performed. Under revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital. The amount the Company expects to receive is recorded as revenue and estimated based on historical experience. Revenue estimates are reviewed periodically and adjusted as necessary.  Some of the Company’s revenue sharing arrangements also have a cost sharing component and net profit share for the operating costs of the center. The Company records an estimate of operating costs which are reviewed on a regular basis and adjusted as necessary to more accurately reflect the actual operating costs and profit. The operating costs and estimated net operating profit are recorded as other direct operating costs in the condensed consolidated statements of operations. For the three and nine-month periods ended September 30, 2024, the Company recognized leasing revenue of approximately $3,312,000 and $11,464,000 compared to $3,946,000 and $12,987,000 for the same periods in the prior year, respectively. Of the ASC 842 revenue, for the three and nine-month periods ended September 30, 2024, approximately $2,316,000 and $7,386,000 were for PBRT services compared to $2,219,000 and $7,078,000 for the same periods in the prior year, respectively.

Direct patient services income (“retail”) – The Company has stand-alone facilities in Lima, Peru, Guayaquil, Ecuador, and Puebla, Mexico where contracts exist between the Company’s facilities and the individual patients treated at the facility. Under ASC 606, the Company acts as the principal in these transactions and provides, at a point in time, a single performance obligation, in the form of a Gamma Knife or radiation therapy treatment. Revenue related to these treatments is recognized on a gross basis at the time when the patient receives treatment. There is no variable consideration present in the Company’s performance obligation and the transaction price is agreed upon per the stated contractual rate. GKPeru’s payment terms are typically prepaid for self-pay patients and insurance provider payments are paid net 30 days. GKCE’s patient population is primarily covered by a government payor and payments are paid between three and six months following issuance of an invoice. The facility in Puebla currently has a contract with one local hospital to cover its eligible patient base and is also treating self-pay patients.  Puebla’s payment terms are typically prepaid for self-pay patients and net 30 days for the hospital patients. The Company did not capitalize any incremental costs related to the fulfillment of its customer contracts.

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

Accounts receivable balances under ASC 606 at September 30, 2024 and January 1, 2024 were $5,357,000 and $1,626,000, respectively. Accounts receivable balances under ASC 606 at September 30, 2023 and January 1, 2023 were $1,416,000 and $1,118,000, respectively. For the three and nine-month periods ended September 30, 2024, the Company recognized retail revenues of approximately $3,687,000 and $7,807,000 compared to $988,000 and $2,440,000 for the same periods in the prior year, respectively.

Salvage Value on Equipment

Salvage value is based on the estimated fair value of the equipment at the end of its useful life. The Company determines salvage value based on the estimated fair value of the equipment at the end of its useful life. There is no active resale market of Gamma Knife, LINAC or PBRT equipment, but the Company believes its salvage value estimates were a reasonable assessment of the economic value of the equipment when the contract ends. There is no salvage value assigned to the two international Gamma Knife units as of  September 30, 2024. The Company also has not assigned salvage value to its PBRT or LINAC equipment as of  September 30, 2024.

Business Combinations

Business combinations are accounted for under ASC 805 Business Combinations (“ASC 805”) using the acquisition method of accounting. Under the acquisition method of accounting, all assets acquired, identifiable intangible assets, liabilities assumed and applicable non-controlling interests are recognized at fair value as of the acquisition date.  Costs incurred associated with the acquisition of a business are expensed as incurred. The allocation of purchase price requires management to make significant estimates and assumptions, especially with respect to tangible assets, any intangible assets identified and non-controlling interests. These estimates include, but are not limited to, a market participant’s expectation of future cash flows from acquired customers, acquired trade names, useful lives of acquired assets, and discount rates.  See Note 11 - Rhode Island Acquisition to the condensed consolidated financial statements for further discussion on acquisitions.

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

In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (“ASU 2024-03”) which requires entities to 1. disclose amounts of (a) purchase of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and, (e) depreciation, depletion, and amortization recognized as part of oil-and gas-producing activities, 2. include certain amounts that are already required to be disclosed under current Generally Accepted Accounting Principles in the same disclosures as other disaggregation requirements, 3. disclose a qualitative description of the amounts remaining in relevant expense captions that are not necessarily disaggregated quantitatively, and 4. disclose the total amount of selling expenses, in annual reporting periods, an entity’s definition of selling expense. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027.  Early adoption is permitted. The Company is currently evaluating ASU 2024-03 to determine the impact it may have on its consolidated financial statements.

Third Quarter 2024 Results

Revenues increased by $1,865,000 and $3,644,000 to $6,999,000 and $19,271,000 for the three and nine-month periods ended September 30, 2024 compared to $5,134,000 and $15,627,000 for the same periods in the prior year, respectively.  Revenues from the Company’s leasing segment decreased by $634,000 and $1,523,000 to $3,312,000 and $11,464,000 for the three and nine-month periods ended September 30, 2024 compared to $3,946,000 and $12,987,000 for the same periods in the prior year, respectively.  The decrease in leasing revenue was driven by lower Gamma Knife volumes. Revenues from the Company’s retail segment increased by $2,699,000 and $5,367,000 to $3,687,000 and $7,807,000 for the three and nine-month periods ended September 30, 2024 compared to $988,000 and $2,440,000 for the same periods in the prior year, respectively.  The increase in retail revenue was primarily due to revenue generated by the RI Companies following the closing of the RI Acquisition on May 7, 2024.

Revenues generated from the Company’s PBRT system increased by $97,000 and $308,000 to $2,316,000 and $7,386,000 for the three and nine-month periods ended September 30, 2024 compared to $2,219,000 and $7,078,000 for the same periods in the prior year, respectively. The increase for the three-month period ended September 30, 2024, was driven by higher volumes. The increase for the nine-month period ended September 30, 2024 was due to an increase in average reimbursement due to a shift in payor mix from Medicare to commercial or other payors, which are reimbursed at a higher rate.

The number of PBRT fractions increased by 64 and decreased by 330 to 1,252 and 3,764 for the three and nine-month periods ended September 30, 2024 compared to 1,188 and 4,094 for the same periods in the prior year, respectively. The decrease in PBRT volumes for the nine-month period ended September 30, 2024 was partially due to severe weather in Florida near the hospital where PBRT is provided, impacting patient scheduling.

Gamma Knife revenue decreased by $895,000 and $1,218,000 to $1,821,000 and $7,131,000 for the three and nine-month periods ended September 30, 2024 compared to $2,716,000 and $8,349,000 for the same periods in the prior year, respectively. The decrease in Gamma Knife revenue for the three and nine-month periods ended September 30, 2024 was due to a decrease in procedure volume from both the retail and leasing segments.

The number of Gamma Knife procedures decreased by 98 and 87 to 218 and 831 for the three and nine-month periods ended September 30, 2024 compared to 316 and 918 for the same periods in the prior year, respectively. The decrease in Gamma Knife procedures for the three-month period ended September 30, 2024 was driven by the leasing segment.  The decrease in Gamma Knife procedures for the nine-month period was also due to the leasing segment and due to two customer contracts that expired during the second and third quarters of 2023. The decrease in Gamma Knife procedure volume for the nine-month period ended September 30, 2024 was offset by increases in procedure volume from the Company’s retail segment.

Gamma Knife procedures for the Company’s leasing segment decreased by 82 and 166 for the three and nine-month periods ended September 30, 2024, compared to the same periods in the prior year. The decrease in Gamma Knife procedures for the Company’s leasing segment for the three-month period ended September 30, 2024 was driven by downtime for an equipment upgrade at one customer location, one contract expiration that occurred in the third quarter of 2023 and staffing shortages at two of the customer locations.  The decrease in Gamma Knife for the Company’s leasing segment procedures for the nine-month period ended September 30, 2024, was primarily due to two customer contracts that expired during the second and third quarters of 2023. The nine-month period ended September 30, 2024, was also impacted by downtime for equipment upgrades at two customer locations and staffing shortages at two of the customer locations. Gamma Knife procedures for the Company’s retail segment decreased by 16 and increased by 79 for the three and nine-month periods ended September 30, 2024, compared to the same periods in the prior year, due to improved marketing and physician outreach at the Company’s international locations.  The Company also performed a Cobalt-60 reload and upgrade of the equipment at its site in Ecuador in the fourth quarter of 2023.  The replacement of the Cobalt-60 provides for faster treatment times.

The Company acquired the RI Companies on May 7, 2024 and included the financial results from their operations from May 7, 2024, the Closing Date of the transaction, through September 30, 2024. The Company’s stand-alone radiation therapy facility in Puebla, Mexico also began treating patients in July 2024.  Radiation therapy revenues generated from the three stand-alone facilities acquired through the RI Acquisition and the radiation therapy facility in Puebla were $2,862,000 and $4,754,000 for the three and nine-month periods ended September 30, 2024, compared to $0 for the same periods in the prior year, respectively.  Radiation therapy procedures for the three stand-alone facilities acquired through the RI Acquisition and the radiation therapy facility in Puebla were 5,186 and 7,785 for the three and nine-month periods ended September 30, 2024.

Total costs of revenue increased by $2,597,000 and $4,191,000 to $5,629,000 and $13,290,000 for the three and nine-month periods ended September 30, 2024 compared to $3,032,000 and $9,099,000 for the same periods in the prior year, respectively.

Maintenance and supplies and other direct operating costs, related party, increased by $74,000 and decreased by $109,000 to $783,000 and $2,181,000 for the three and nine-month periods ended September 30, 2024 compared to $709,000 and $2,290,000 for the same periods in the prior year, respectively. The increase in maintenance and supplies and other direct operating costs, related party, for the three-month period ended September 30, 2024, was driven by maintenance contracts for the equipment in Rhode Island. The decrease in maintenance and supplies and other direct operating costs, related party, for the nine-month period ended September 30, 2024 was due to the expiration of two service contracts that completed in the second and third quarters of 2023, with the related customer contracts.  Since the fourth quarter of 2023, the Company has upgraded four of its existing Gamma Knife units to the Esprit.  The new Esprit units are under warranty for the first year of service, also driving lower maintenance expense.

Depreciation and amortization increased by $438,000 and $606,000 to $1,666,000 and $4,418,000 for the three and nine-month periods ended September 30, 2024 compared to $1,228,000 and $3,812,000 for the same periods in the prior year, respectively. The increase in depreciation and amortization for the three and nine-month periods ended September 30, 2024 was due higher depreciation for upgraded equipment at four of the Company’s Gamma Knife locations, depreciation incurred for the equipment acquired in the RI Acquisition, and the Company’s new facility in Puebla, Mexico.  These increases were offset by depreciation from the Company’s contract that expired in the third quarter of 2023.  The equipment related to the second customer contract that expired, was fully depreciated prior to 2023.

Other direct operating costs increased by $2,085,000 and $3,694,000 to $3,180,000 and $6,691,000 for the three and nine-month periods ended September 30, 2024 compared to $1,095,000 and $2,997,000 for the same periods in the prior year, respectively. The increase in other direct operating costs for the three and nine-month periods ended September 30, 2024 was due to operating costs from the Company’s recently acquired facilities in Rhode Island and the Company’s new facility in Puebla, Mexico, which are part of the Company’s retail segment and have higher operating costs compared to facilities in the Company’s leasing segment.

Selling and administrative expense increased by $188,000 and $436,000 to $1,923,000 and $5,698,000 for the three and nine-month periods ended September 30, 2024 compared to $1,735,000 and $5,262,000 for the same periods in the prior year, respectively. The increase for the three-month period ended September 30, 2024 was due to higher personnel related costs and legal fees, partially attributable to the Company’s pursuit of new business opportunities, including the RI Acquisition. The increase in selling and administrative expense for the nine-month period ended September 30, 2024 was due to higher personnel related and other expense, partially attributable to the Company’s pursuit of new business opportunities, including the RI Acquisition, offset by lower rent expense.

Interest expense increased by $59,000 and $245,000 to $336,000 and $1,070,000 for the three and nine-month periods ended September 30, 2024 compared to $277,000 and $825,000 for the same periods in the prior year, respectively. The debt under the Credit Agreement carries a floating interest rate of SOFR plus 3%.  The increase for the three and nine-month periods ended September 30, 2024 was due to an increase in SOFR and borrowings, including the Supplemental Term Loan received in January 2024, compared to the same periods of the prior year.

The Company recorded a $3,942,000 net bargain purchase gain related to the RI Acquisition that closed on May 7, 2024.  The Company acquired 60% of the equity interests of the RI Companies, which operate three radiation therapy facilities, for $2,850,000.  The assets acquired exceeded the total purchase price by the bargain purchase amount and the Company recorded this difference as a gain for the nine-month period ended September 30, 2024. During the three-month period ended September 30, 2024, the Company made adjustments to the initial provisional accounting for the RI Acquisition.  The net impact of the adjustments resulted in an increase to the net bargain purchase gain of $263,000.

Interest and other income, net, decreased by $88,000 and $106,000 to $47,000 and $212,000 for the three and nine-month periods ended September 30, 2024 compared to $135,000 and $318,000 for the same periods in the prior year, respectively.  The decrease for the three and nine-month periods ended September 30, 2024 was due to decreases in the interest received on the Company’s cash, due to lower average cash balances, compared to the same periods in the prior year, respectively.

Income tax expense decreased by $229,000 and $337,000 to an income tax benefit of $169,000 and $244,000 for the three and nine-month periods ended September 30, 2024 compared to income tax expense of $60,000 and $93,000 for the same periods in the prior year, respectively. The decrease in income tax expense for the three and nine-month periods ended September 30, 2024 was primarily due to losses incurred by the Company’s leasing segment, driven by lower Gamma Knife volume.

Net (income) loss attributable to non-controlling interests decreased by $250,000 and increased by $16,000 to a loss of $203,000 and $91,000 for the three and nine-month periods ended September 30, 2024 compared to income of $47,000 and a loss of $107,000 for the same periods in the prior year, respectively. Net income or loss attributable to non-controlling interests represents net income or loss earned by the 40% non-controlling interest in the Rhode Island facilities, the 19% non-controlling interest in GKF, and net income or loss of the non-controlling interests in various subsidiaries controlled by GKF. The decrease or increase in net income or loss attributable to non-controlling interests reflects the relative profitability of the three Rhode Island facilities and GKF.

Net (loss) income attributable to American Shared Hospital Services decreased by $325,000 and increased by $3,319,000 to a loss of $207,000, or $0.03 per diluted share and income of $3,514,000 or $0.54  per diluted share for the three and nine-month periods ended September 30, 2024 compared to net income of $118,000, or $0.02 per diluted share and net income of $195,000 or $0.03 per diluted share for the same periods in the prior year, respectively. The Company incurred a net loss for the three-month period ended September 30, 2024, primarily due to losses incurred by the leasing segment, driven by lower Gamma Knife volume, partially offset by net income from the retail segment. Net income increased for the nine-month period ended September 30, 2024 due to the bargain purchase gain generated from the RI Acquisition and net income earned from the Rhode Island facilities acquired, partially offset by increased total costs of revenue.

Liquidity and Capital Resources

The Company’s primary liquidity needs are to fund capital expenditures as well as support working capital requirements. In general, the Company’s principal sources of liquidity are cash and cash equivalents on hand and the $7,000,000 Revolving Line. As of September 30, 2024, the Company borrowed $4,500,000 on its Revolving Line. The Company had cash, cash equivalents and restricted cash of $14,077,000 at September 30, 2024 compared to $13,808,000 at December 31, 2023. The Company’s cash position increased by $269,000 during the first nine months of 2024 due to net advances on the Revolving Line of $2,000,000, net cash received from the RI Acquisition of $538,000, long-term debt financing of $2,700,000, and capital contributions of $38,000. These increases were offset by cash used by operating activities of $107,000, payment for the purchase of property and equipment of $3,278,000, payments on long-term debt of $1,430,000, debt issuance costs of $97,000 and distributions to non-controlling interests of $95,000. The Company’s expected primary cash needs on both a short and long-term basis are for capital expenditures, business expansion, working capital, and other general corporate purposes. The Company has scheduled interest and principal payments under its debt obligations of approximately $4,529,000 during the next 12 months.

Working Capital

The Company had working capital at September 30, 2024 of $8,159,000 compared to $9,677,000 at December 31, 2023. The $1,518,000 decrease in working capital was primarily due to increases in accounts payable, other and related party accrued liabilities, advances on the Revolving Line, and an increase in current portion of long-term debt offset by increases in accounts receivable. The Company believes that its cash on hand, cash flow from operations, and other cash resources are adequate to meet its scheduled debt obligations and working capital requirements during the next 12 months. See additional discussion in the “Commitments” section below. The Company, in the past, has secured financing for its Gamma Knife and radiation therapy units. The Company has secured financing for its projects from several lenders and anticipates that it will be able to secure financing on future projects from these or other lending sources, but there can be no assurance that financing will continue to be available on acceptable terms.

Long-Term Debt

On April 9, 2021, the Company and certain of its domestic subsidiaries entered into a five year $22,000,000 credit agreement with Fifth Third Bank, N.A., which refinanced its existing domestic Gamma Knife portfolio.  The lease financing previously obtained by Orlando was also refinanced as long-term debt by the Credit Agreement. The Credit Agreement includes three loan facilities: (1) a $9,500,000 term loan (the “Term Loan”), which was used to refinance the domestic Gamma Knife debt and finance leases and the associated closing costs; (2) a $5,500,000 delayed draw term loan (the “DDTL”), which was used to refinance the Company’s PBRT finance leases and associated closing costs and to provide additional working capital for the Company; and (3) a $7,000,000 revolving line of credit (the “Revolving Line”), which is available for the Company’s future projects and general corporate purposes. The Company borrowed $4,500,000 under the Revolving Line as of September 30, 2024. The Credit Agreement is 48% amortized over a 58-month period with a balloon payment upon maturity and is secured by a lien on substantially all of the assets of the Company and certain of its domestic subsidiaries. The Revolving Loan, the Term Loan, and the DDTL will mature on April 9, 2026 unless accelerated due to the occurrence of certain events specified in the Credit Agreement. The Revolving Line is charged an unused line fee of 0.25% per annum. The Term Loan and DDTL have interest and principal payments due quarterly. Principal amortization on an annual basis for the Term Loan and DDTL equates to 48% of the original principal loan commitments in years one through five and an end of term payment of the remaining principal balance.

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

As of September 30, 2024, the Company was subject to customary covenants under the Credit Agreement which included, among other covenants and obligations, a minimum fixed charge coverage ratio of 1.25 to 1.0 and a total funded debt to EBITDA ratio of 3.0 to 1.0 (tested on a trailing twelve-month basis at the end of each fiscal quarter), along with an annual clean-up covenant that requires the Company to cause the outstanding principal balance under the Revolving Loan to be less than $3,500,000 for at least 30 consecutive days during each calendar year (the “Credit Agreement Covenants”). The Company was in compliance with the Credit Agreement Covenants as of September 30, 2024.

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

The DFC Loan contains customary covenants including without limitation, requirements that HoldCo maintain certain financial ratios related to liquidity and cash flow as well as depository requirements. On March 28, 2024, HoldCo received a waiver and amendment from DFC for certain covenants as of December 31, 2023 and through December 31, 2024 and amended other covenants and definitions permanently. HoldCo was in compliance with all debt covenants pursuant to the DFC Loan as amended and waived at September 30, 2024.

The Company’s combined long-term debt, net of deferred issuance costs, totaled $14,375,000 as of September 30, 2024. See Note 3 - Long Term Debt to the condensed consolidated financial statements for additional information.

Commitments

As of September 30, 2024, the Company had commitments to purchase and install four Leksell Gamma Knife Esprit Systems (“Esprit”), one Gamma Plan workstation, and two Linear Accelerator (“LINAC”) systems. One LINAC and one Esprit will be placed at future customer sites. The remaining Esprit upgrades and LINACs are scheduled to occur during 2025 or later at existing customer sites. Total Gamma Knife and LINAC commitments as of September 30, 2024 were $13,383,000. There are no deposits on the condensed consolidated balance sheets related to these commitments as of September 30, 2024. It is the Company’s intent to finance substantially all of these commitments. There can be no assurance that financing will be available for the Company’s current or future projects, or at terms that are acceptable to the Company. However, the Company currently has cash on hand of $14,077,000 and its Revolving Line of $7,000,000 and is actively engaged with financing resources to fund these projects. The Company borrowed $4,500,000 on the Revolving Line as of September 30, 2024.

On September 4, 2022, the Company entered into a Maintenance and Support Agreement with Mevion, which provides for maintenance and support of the Company’s PBRT unit at Orlando Health from September 2022 through April 2026.  The agreement requires the Company to make an annual prepayment of $1,939,000 for the current contractual period (one year). As of September 30, 2024, half of this prepayment was recorded as a prepaid contract and is being amortized over the one-year service period.

As of September 30, 2024, the Company had commitments to service and maintain its Gamma Knife, LINAC and PBRT equipment. The service commitments are carried out via contracts with Mevion, Elekta and Mobius Imaging, LLC. The Company’s commitment to purchase one LINAC system also includes a 5-year agreement to service the equipment, respectively. Total service commitments as of September 30, 2024 were $13,712,000. The Gamma Knife and certain other service contracts are paid monthly, as service is performed. The Company believes that cash flow from cash on hand and operations will be sufficient to cover these payments.

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

The following table summarizes related party activity for the three and nine-month periods ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Equipment purchases and de-install costs	$524,000	$2,147,000	$3,461,000	$3,565,000
Costs incurred to maintain equipment	170,000	191,000	510,000	781,000
Total related party transactions	$694,000	$2,338,000	$3,971,000	$4,346,000

The Company also had commitments to purchase and install four Esprit units, purchase two LINACs and service the related equipment of $19,068,000 as of September 30, 2024.

Related party liabilities on the condensed consolidated balance sheets consist of the following as of September 30, 2024 and December 31, 2023

	September 30,	December 31,
	2024	2023
Accounts payable, asset retirement obligation and other accrued liabilities	$4,138,000	$2,361,000

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage or prepayment features. The Company does not have affiliation with partnerships, trusts or other entities whose purpose is to facilitate off-balance sheet financial transactions or similar arrangements, and therefore has no exposure to the financing, liquidity, market or credit risks associated with such entities. At September 30, 2024, the Company had no significant long-term, market-sensitive investments.

Item 4.    Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the Company and its subsidiaries is communicated to the principal executive officer and our principal financial officer. Based on that evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the principal executive officer and our principal financial officer, and recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

The Company completed an acquisition on May 7, 2024.  Many of the financial cycles are consistent with the Company’s current reporting cycles and, therefore, the related existing controls. The Company implemented new controls related to the revenue cycle for the RI Companies and will continue to assess the need for additional controls and resources through the year as it relates to the acquired operations. There were no other changes in our internal control over financial reporting during the three-month period ended September 30, 2024  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

None.

Item 1A.    Risk Factors

There were no material changes during the period covered in this report to the risk factors previously disclosed in Part 1, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and Part II, Item 1A of the Company's Quarterly Reports on Form 10-Q for the periods ended March 31, 2024 and June 30, 2024.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information.

During the three-month period ended September 30, 2024, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K

Item 6.    Exhibit Index

Incorporated by reference herein
Exhibit Number		Description	Form	Exhibit	Date
10.1	•	Offer Letter between the Company to Mr. Gary Delanois dated October 4, 2024	8-K 001-08789	10.1	10/18/2024
31.1	*	Certification of Principal Executive Officer pursuant to Rule 13a-14a/15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer pursuant to Rule 13a-14a/15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	ǂ	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline Instance XBRL contained in Exhibit 101

	*	Filed herewith.
	ǂ	Furnished herewith.
	#	Portions of this exhibit (indicated therein by asterisks) have been omitted for confidential treatment.
	•	Indicates management compensatory plan, contract, or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SHARED HOSPITAL SERVICES

Registrant

Date:	November 14, 2024	/s/ Raymond C. Stachowiak
Raymond C. Stachowiak
Executive Chairman of the Board and Chief Executive Officer (principal executive officer)

Date:	November 14, 2024	/s/ Robert L. Hiatt
Robert L. Hiatt
Chief Financial Officer (principal financial and principal accounting officer)