Form 10-K
period 2024-12-31
AMERICAN SHARED HOSPITAL SERVICES
filed 2025-04-04
CIK 744825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2024

or

☐	TRANSITION REPORT PURSUANT To SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________TO_______________.

Commission file number 1-08789

American Shared Hospital Services

(Exact name of registrant as specified in its charter)

California	94-2918118
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

601 Montgomery	Suite 850	,	San Francisco,	California	94111-2619
(Address of Principal Executive Offices)			(Zip Code)

Registrant’s telephone number, including area code: (415) 788-5300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock No Par Value	AMS	NYSEAMER

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

As of June 30, 2024, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $15,497,000.

Number of shares of common stock of the registrant outstanding as of March 25, 2025: 6,450,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2025 Annual Meeting of Shareholders are incorporated by reference into Part II, Item 5 and Part III of this report.

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

These forward-looking statements involve known and unknown risks that may cause our actual results in future periods to differ materially from those expressed in any forward-looking statement. Factors that could cause or contribute to such differences include, but are not limited to, such things as:

•	our level of debt
•	the limited market for our capital-intensive services
•	the impact of lowered federal reimbursement rates
•	the impact of U.S. health care reform legislation
•	competition and alternatives to our services
•	technological advances and the risk of equipment obsolescence
•	our significant investment in the proton beam radiation therapy business
•	restrictions in our debt agreements that limit our flexibility to operate our business
•	our ability to repay our indebtedness
•	our ability to continue to integrate the Rhode Island companies with our existing business, and successfully manage the expanded operations we acquired
•	breaches in security of our information technology
•	the small and illiquid market for our stock

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

PART I

ITEM 1. BUSINESS

GENERAL

American Shared Hospital Services (“ASHS” and, together with its subsidiaries, the “Company”) is a leading provider of turn-key technology solutions for stereotactic radiosurgery and advanced radiation therapy equipment and services. The main drivers of the Company’s revenue are numbers of sites, procedure volume, and reimbursement. The Company delivers radiation therapy through medical equipment leasing and direct patient services, its two reportable segments. The medical equipment leasing segment, which we also refer to as the Company’s leasing segment, operates by fee-per-use contracts or revenue sharing contracts where the Company shares in the revenue and operating costs of the equipment.  The Company’s facilities in Rhode Island, Peru, Ecuador, and Mexico are considered direct patient services, which we also refer to as the Company’s retail segment, where a contract exists between the Company’s facilities and the individual treated at the facility.

As described below, in May 2024, the Company acquired a 60% interest in three, existing linear accelerator (“LINAC”) facilities in Rhode Island, and, in July 2024, the Company began operating a stand-alone LINAC facility in Puebla, Mexico.

The Company currently provides Gamma Knife services through its 81% indirect interest in GK Financing, LLC, a California limited liability company (“GKF”) to eight medical centers in eight states in the United States, and owns and operates two Gamma Knife units at stand-alone facilities in Lima, Peru and Guayaquil, Ecuador. The remaining 19% of GKF is owned by GKV Investments, Inc. (“GKV Investments”), a wholly-owned U.S. subsidiary of Elekta AG, a Swedish company (“Elekta”). Elekta is the manufacturer of the Leksell Gamma Knife® (the “Gamma Knife”), which is a radiosurgery-treatment device that uses precise beams of gamma radiation to non-invasively target and remove lesions or tumors in the brain and treat various neurological disorders. GKF is a non-exclusive provider of alternative financing services for Leksell Gamma Knife units.

GKF has established the wholly-owned subsidiaries Instituto de Gamma Knife del Pacifico S.A.C. (“GKPeru”) and HoldCo GKC S.A (“HoldCo”) for the purpose of providing direct patient Gamma Knife services in Peru and Ecuador, respectively.  HoldCo owns approximately 99.3% of the total outstanding shares of Gamma Knife Center Ecuador S.A. (“GKCE”).

The Company wholly-owns the subsidiaries American Shared Radiosurgery Services (“ASRS”), ASHS-Mexico, S.A. de C.V. (“ASHS-Mexico”), ASHS-Rhode Island Proton Beam Radiation Therapy, LLC (“RI PBRT”), ASHS-Bristol Radiation Therapy, LLC (“Bristol”), OR21, Inc. and MedLeader.com, Inc. (“MedLeader”).

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

On  November 10, 2023, the Company entered into an Investment Purchase Agreement (the “IPA”) with GenesisCare USA, Inc. (the “GenesisCare”) and GenesisCare USA Holdings, Inc. (“GC Holdings”), pursuant to which GenesisCare agreed to sell to the Company its entire 60% equity interest in each of Southern New England Regional Cancer Center, LLC (“SNERCC”) and Roger Williams Radiation Therapy, LLC (“RWRT”), (collectively, the “RI Companies”) and to assign certain payor contacts to the Company for a purchase price of $2,850,000 (such transaction, the “RI Acquisition”). The RI Companies operate three radiation therapy cancer centers in Rhode Island. The parties closed the RI Acquisition on May 7, 2024.  Accordingly, activity from May 7, 2024 forward is included under direct patient services in the consolidated financial statements. See Note 12 - Rhode Island Acquisition to the consolidated financial statements for further information.

On April 27, 2022, the Company signed a Joint Venture Agreement (the “Agreement”) with the principal owners of Radioterapia Guadalupe Amor y Bien S.A. de C.V. (“Guadalupe”) to establish AB Radiocirugia Y Radioterapia de Puebla, S.A.P.I. de C.V. of Puebla (“Puebla”) to treat public- and private-paying cancer patients. The Company and Guadalupe hold 85% and 15% ownership interests, respectively, in Puebla. Under the Agreement, the Company is responsible for providing a linear accelerator, an Elekta Versa HD, and Guadalupe is accountable for all site modification costs.  The Company formed ASHS-Mexico on October 3, 2022 to establish Puebla.  Puebla was formed on December 15, 2022 and began treating patients in July 2024. Operating costs incurred for the twelve-month period ended December 31, 2024 by Puebla, are included in the consolidated statement of operations.

On June 28, 2024, ASHS-Mexico, S.A.P.I. de C.V. signed a Joint Venture Agreement with Hospital San Javier, S.A. de C.V. (“HSJ”) to establish Newco to provide radiosurgery services to public- and private-paying patients in Guadalajara, Mexico. The Company and HSJ will hold 70% and 30% ownership interests, respectively, in Newco. Under the agreement, the Company is responsible for upgrading HSJ’s existing Gamma Knife Perfexion system to a Gamma Knife Esprit and paying 50% of all site modification costs required to install the Esprit.  The Company does not expect that Newco will begin treating patients until mid to late 2025.

On December 10, 2024, RI PBRT was granted a Certificate of Need (a “CoN”) to acquire the technology necessary to construct and operate a freestanding proton beam radiation treatment (“PBRT”) system in Johnston, Rhode Island. The Company anticipates the facility being built and treating its first patient in approximately 36 months.

On April 9, 2024, Bristol was granted a CoN to provide radiation therapy services in Bristol, Rhode Island. On February 6, 2025, Bristol closed on the acquisition of certain parcels of real property located on Gooding Avenue, Bristol, Rhode Island for a purchase price of $1,185,000. The Company expects to construct a linear accelerator facility on this real property.  The Company anticipates the facility being built and treating its first patient in approximately 18 to 24 months.

MedLeader was formed to provide continuing medical education online and through videos for doctors, nurses and other health care practitioners. MedLeader is not operational at this time and is not expected to generate significant revenue within the next two years.

The Company owns 50% of “The Operating Room for the 21st Century”SM, OR21, LLC (“OR21”). The remaining 50% of OR21 is owned by an architectural design company. OR21 is not operational at this time.

The Company was incorporated in the State of California in 1983 and its predecessor, Ernest A. Bates, M.D., Ltd. (d/b/a American Shared Hospital Services), a California limited partnership, was formed in June 1980. The Company went public in 1984 and its common stock is currently listed on the NYSE: American Stock Exchange under the symbol “AMS”.

OPERATIONS

Radiation Therapy Services

The Company is continuing its efforts to expand radiation therapy services both domestically and internationally. On May 7, 2024, the Company acquired a 60% interest in the RI Companies. The RI Companies operate three, existing, stand-alone radiation therapy cancer centers in Woonsocket, Warwick and Providence, Rhode Island.  In July 2024, the Company began treating patients at its stand-alone radiation therapy facility in Puebla, Mexico.  In addition, on April 9, 2024, Bristol was granted a CoN to provide radiation therapy services in Bristol, Rhode Island.

Additional information on our operations can be found in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 1 - Business And Basis of Presentation” of the consolidated financial statements.

Proton Beam Radiation Therapy Operations

PBRT is an advanced alternative to traditional external beam, photon-based radiation delivered by linear accelerators. PBRT, first clinically introduced in the 1950s, has physics advantages compared to photon-based systems which allow PBRT to deliver higher radiation doses to the tumor with less radiation to healthy tissue. PBRT currently treats but is not limited to prostate, brain, spine, head and neck, lung, breast, gastrointestinal tract and pediatric tumors.

Introduction of PBRT in the United States, until recently, has been limited due to the high capital costs of these projects. The Company believes that the current development of single treatment room PBRT systems at lower capital costs and the level of reimbursement for PBRT from the Centers for Medicare & Medicaid Services (“CMS”) will help make this technology available to a larger segment of the market.

The Company currently has a PBRT system located in Orlando, Florida. Additionally, on December 10, 2024, RI PBRT was granted a CoN in Rhode Island to acquire the technology necessary to construct and operate a freestanding PBRT system.

Additional information on our operations can be found in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 1 - Business And Basis of Presentation” of the consolidated financial statements.

Gamma Knife Operations

Gamma Knife stereotactic radiosurgery, a non-invasive procedure, is an alternative to conventional brain surgery and/or radiation therapy. It can be an adjunct to conventional brain surgery, radiation therapy, or chemotherapy. Compared to conventional surgery, Gamma Knife radiosurgery usually is an out-patient procedure with lower risk of complications and can be provided at a lower cost. Typically, Gamma Knife patients resume their pre-surgical activities one or two days after treatment. The Gamma Knife Perfexion unit, which was introduced by Elekta in 2006, treats patients with 192 single doses of gamma rays that are focused with great precision on small and medium sized, well circumscribed and critically located structures in the brain. The Cobalt-60 sources converge at the target area and deliver a dose that is high enough to destroy the diseased tissue without damaging the surrounding healthy tissue. In 2015, Elekta introduced an upgrade to the Gamma Knife Perfexion unit called Icon. In 2022, Elekta introduced an upgrade to the Icon, called the Esprit. Currently, all of the Company’s eight Gamma Knife units in the United States are Gamma Knife Perfexion units and one of these Perfexion units has the Icon upgrade.  Four of the Company’s eight Gamma Knife units were upgraded to an Esprit in October 2023, January 2024, September 2024 and January 2025, respectively. The Company’s Gamma Knife unit in Ecuador was upgraded in November 2023 to a Perfexion with Icon. The Company’s Gamma Knife unit in Peru is Model 4(C).  The Company has begun the process to upgrade the unit in Peru with an Esprit and expects to complete this project around April 2025.

The Gamma Knife treats selected malignant and benign brain tumors, arteriovenous malformations, and functional disorders including trigeminal neuralgia (facial pain).

The Company, currently, has eight operating Gamma Knife units located in the United States and two in South America in Lima, Peru and Guayaquil, Ecuador, respectively. The Company’s first Gamma Knife commenced operation in September 1991. The Company’s Gamma Knife units performed 1,084 procedures in 2024 for a cumulative total of approximately 48,490 procedures from commencement through December 31, 2024.

Revenue from Gamma Knife services for the Company during each of the last two years ended December 31, and the percentage of total revenue of the Company represented by the Gamma Knife for each of the last two years, are set forth below:

Year Ended	Total Gamma Knife	Gamma Knife % of
December 31,	Revenue (in thousands)	Total Revenue
2024	$9,716	34.3%
2023	$10,992	51.5%

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

GKF’s profits and/or losses and any cash distributions are allocated based on membership interests. GKF’s operating agreement requires that it have a cash reserve of at least $50,000 before cash distributions are made to its members. From inception to December 31, 2024, GKF has distributed $50,815,000 to the Company and $11,920,000 to Elekta.

CUSTOMERS

The Company’s current business is the provisioning of stereotactic radiosurgery services and radiation therapy services either through medical equipment leasing or direct patient services to cancer patients. For medical equipment leasing, the Company typically provides the equipment, as well as planning, installation, reimbursement and marketing support services. The business is capital intensive; the total cost of a Gamma Knife facility usually ranges from $3.0 million to $4.5 million, including equipment, site construction and installation; the total cost of a single room PBRT system usually ranges from $30.0 million to $50.0 million, inclusive of equipment, site construction and installation. Under a leasing arrangement, the Company pays for the equipment and the medical center generally pays for site and installation costs.

The Company also owns and operates two single-unit Gamma Knife facilities in Peru and Ecuador, where it provides radiosurgery services directly to the patient. The Company also added four direct patient radiation therapy treatment centers during 2024, which it owns and manages.  The Company acquired a 60% interest in three of these facilities through the RI Acquisition in May 2024 and started treating patients in Puebla, Mexico in July 2024. The market for these services primarily consists of medium sized medical centers and free-standing radiation therapy facilities.

The following is a listing of the Company’s current medical equipment leases:

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

The Company’s typical fee per use leasing agreement is for a ten-year term. The fixed fee per use reimbursement amount that the Company receives from the customer is based on the Company’s cost to provide the service and the anticipated volume of the customer. The Gamma Knife contracts signed by the Company typically call for a fee ranging from $5,000 to $9,000 per procedure. There are no minimum volume guarantees required of the customer. In most cases, GKF is responsible for providing the Gamma Knife and related ongoing Gamma Knife equipment expenses (i.e., personal property taxes, insurance, and equipment maintenance) and helps fund the customer’s Gamma Knife marketing. The customer generally is obligated to pay site costs and the costs of operating the Gamma Knife. The customer can either renew the agreement or terminate the agreement at the end of the contractual term. If the customer chooses to terminate the agreement, then GKF removes the equipment from the medical center.

The Company’s typical revenue sharing leasing agreements are for a period of ten years. Instead of receiving a fixed fee, the Company receives all or a percentage of the reimbursement (exclusive of physician fees) received by the customer. The Company and customer are at risk for any reimbursement rate changes for radiosurgery or radiation therapy services by the government or other third-party payors. There are no minimum volume guarantees required of the customer.

Two customers individually accounted for approximately 35% and 27% of the Company’s total revenue in 2024, and one customer accounted for 48% of the Company’s total revenue in 2023, respectively. At December 31, 2024, one location accounted for 32% of total accounts receivable. At December 31, 2023, two customers each individually accounted for 30% and 31% of total accounts receivable, respectively.

MARKETING

The Company markets turn-key business solutions to cancer treatment centers, health systems, and cancer networks worldwide.  The Company works closely with its partners to develop and grow its cancer service lines and provide integrated cancer care to patients in a convenient local setting close to home. For facilities under joint venture arrangement, the Company and its joint venture partners share in the capital investment costs and profitability of the operations based on their ownership interests.

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

On December 18, 2024 (the “Second Amendment Effective Date”), the Company and Fifth Third entered into a Second Amendment to Credit Agreement (the “Second Amendment”), which amended the Credit Agreement to add a new term loan in the aggregate principal amount of $7,000,000 (the “Second Supplemental Term Loan”). The proceeds of the Second Supplemental Term Loan were advanced in a single borrowing on December 18, 2024, and were used for capital expenditures related to the Company’s domestic Gamma Knife leasing operations and the RI Acquisition and related transaction costs that the Company paid cash for during 2024. The Second Supplemental Term Loan will mature on December 18, 2029 (the “Second Maturity Date”). Interest on the Second Supplemental Term Loan is payable monthly during the initial twelve month period following the Second Amendment Effective Date. Following such twelve month period, the Company is required to make equal monthly payments of principal and interest to fully amortize the amount outstanding under the Second Supplemental Term Loan over a period of seven years. All unpaid principal of the Second Supplemental Term Loan and accrued and unpaid interest thereon is due and payable in full on the Second Maturity Date. The Second Supplemental Term Loan is secured by a lien on substantially all of the assets of the Company and certain of its domestic subsidiaries.

The Company’s acquisition of GKCE and the Gamma Knife Esprit in Ecuador is financed by the United States International Development Finance Corporation (“DFC”). The loan entered into with DFC in connection with the acquisition of GKCE in June 2020 (the “DFC Loan”) is secured by a lien on GKCE’s assets. The first tranche of the DFC Loan was funded in June 2020 in the amount of $1,425,000. In October 2023, the second tranche of the DFC Loan was funded in the amount of $1,750,000 to finance its equipment upgrade in Ecuador. The amount outstanding under the first tranche of the DFC Loan is payable in 29 quarterly installments with a fixed interest rate of 3.67%. The amount outstanding under the second tranche of the DFC Loan is payable in 16 quarterly installments with a fixed interest rate of 7.49%. The maturity date for the first and second tranche of the DFC Loan is December 15, 2027. The DFC Loan also contains customary covenants and representations which the Company’s wholly-owned subsidiary, HoldCo, was not in compliance with as of  December 31, 2023.  On March 28, 2024 the Company received a waiver and amendment from DFC for certain covenants as of December 31, 2023 and through December 31, 2024 and amended other covenants and definitions permanently. On March 3, 2025 the Company received an additional waiver from DFC for certain covenants as of December 31, 2024 and through December 31, 2025.

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

There are several competing manufacturers of PBRT systems, including Mevion, IBA Particle Therapy Inc., Hitachi Ltd., Sumitomo Heavy Industries, Ltd., ProTom International, Inc. and Mitsubishi Electric Corp. The Company has purchased one MEVION S250. The Mevion system, as well as single room proton therapy systems from other manufacturers, potentially provides cancer centers the opportunity to introduce single treatment room PBRT services with a cost in the range of approximately $30 to $50 million versus four and five PBRT treatment room programs costing in excess of $120 million including facility costs. The MEVION S250 system received FDA approval in the second quarter of 2012 and the first clinical treatment occurred in December 2013 at Barnes-Jewish Hospital. The MEVION S250i (Hyperscan) unit, which includes pencil beam scanning, was FDA approved in December 2017. The Company’s first MEVION S250 system in operation at Orlando Health treated its first patient in April 2016.

Conventional linear accelerator-based radiation therapy is the most common form of radiation therapy treatment and is dependent on the radiation oncologists and their referring physicians. Conventional linear accelerator installations cost in the range of approximately $3 million to $4 million including facility costs. The Company’s ability to enter in arrangements with radiation therapy providers depends on the decision of the facilities to self-fund, use conventional financing, or utilize one of the Company’s financing alternatives.

There are primarily three linear accelerator OEMs; Varian, Elekta and Accuray.

The Company believes the business models it has developed for use in its stereotactic radiosurgery equipment and advanced radiation therapy placements can be tailored for the PBRT market segment. The Company is targeting large, hospital-based cancer programs. The Company’s ability to develop a successful PBRT financing entity depends on the decision of cancer centers to self-fund or to fund the PBRT through conventional financing vehicles rather than the Company, the Company’s ability to capture market share from competing alternative PBRT financing entities, and the Company’s ability to raise capital to fund PBRT projects.

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

The average Medicare reimbursement delivery rate trends from 2023 to 2025 are outlined below:

Average Medicare Reimbursement Delivery Rate Trends - Gamma Knife

2023	2024	2025
$7,691	$7,420	$7,645

The average Medicare reimbursement delivery rate trends for PBRT from 2023 to 2025 are outlined below. Patients typically undergo 25-40 delivery sessions.

Average Medicare Reimbursement Delivery Rate Trends - PBRT

	2023	2024	2025
Simple without Compensation	$572	$561	$578
Simple with Compensation, Intermediate, or Complex	$1,323	$1,362	$1,276

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

The Company’s Gamma Knife center in Peru was responsible for obtaining possession and user’s licenses for the Cobalt-60 sources from the Peruvian Regulatory Agencies.  The Company’s Gamma Knife center in Ecuador was responsible for obtaining possession and user’s licenses for the Cobalt-60 sources from the Subsecretaría de Control y Aplicaciones Nucleares (SCAN).  The Company’s stand-alone clinic in in Puebla, Mexico was responsible for obtaining its user license through the Comisión Nacional de Seguridad Nuclear y Salvaguardias (CNSNS).

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

The Company’s customer contracts generally contain mutual indemnification provisions. The Company maintains general and professional liability insurance in the United States. The Company is not involved in the practice of medicine and therefore believes its present insurance coverage and indemnification agreements are adequate for its business. The Company’s Peruvian and Ecuadorian Gamma Knife centers and Mexican LINAC center are free-standing facilities operated by GKPeru, GKCE, and Puebla, respectively. The treating physicians and clinical staff at these facilities are independent contractors. The Company maintains general and professional liability insurance consistent with the operations of these facilities and believes its present coverage is adequate for its business.

HUMAN CAPITAL RESOURCES

At December 31, 2024, the Company had a workforce of 43 people on a full-time basis and one part-time in the United States, 15 people on a full-time basis in Lima, Peru, four people on a full-time basis in Guayaquil, Ecuador, and 19 people on a full-time basis in Puebla, Mexico. None of these employees are subject to a collective bargaining agreement and there is no union representation within the Company. The Company maintains various employee benefit plans and believes that its employee relations are good.

EXECUTIVE OFFICERS OF THE COMPANY

The following table provides current information concerning those persons who serve as executive officers of the Company. The executive officers were appointed by the Board of Directors and serve at the discretion of the Board of Directors.

Name:	Age:	Position:
Raymond C. Stachowiak	66	Executive Chairman of the Board
Gary Delanois	72	Chief Executive Officer
Craig K. Tagawa	71	President
Raymond S. Frech	53	Chief Financial Officer

Raymond C. Stachowiak was appointed the Executive Chairman of the Board of the Company on March 7, 2023.  Mr. Stachowiak served as Chief Executive Officer of the Company from April 16, 2024 to April 3, 2025. Mr. Stachowiak also previously served as Chief Executive Officer from October 1, 2020 to March 7, 2023 and as Interim President and Chief Executive Officer effective as of May 4, 2020 through September 30, 2020. Mr. Stachowiak originally joined the Board in 2009. Mr. Stachowiak previously served as President and Chief Executive Officer of Shared Imaging, a preferred independent provider of CT, MRI and PET/CT equipment and services, from its inception in December 1991 until his retirement in March 2013. In 2008, Mr. Stachowiak sold 50% of his interest in Shared Imaging to Lubar Equity Fund and remains a 50% owner of Shared Imaging. Mr. Stachowiak is the sole owner of RCS Investments, Inc., and owner-manager of Stachowiak Equity Fund, both of which are private equity funds. Mr. Stachowiak received a B.S. in Business and an M.B.A. from Indiana University. He is a Certified Public Accountant (inactive), Certified Internal Auditor (inactive) and holds a Certification in Production and Inventory Management.

Gary Delanois was appointed as Chief Executive Officer of the Company on April 3, 2025. From October 14, 2024 to April 2, 2025, Mr. Delanois served as the Executive Vice President and the Chief Operating Officer of the Company. Prior to his employment with the Company, Mr. Delanois served as the Chief Executive Officer of Integrated Healthcare Consultants from November 2019 to October 2024, where he provided innovative solutions to physician groups, health systems, accountable care organizations, and health plans, and implemented strategic planning and business development initiatives to develop and grow physician networks. From December 2017 to October 2019, Mr. Delanois served as the Chief Financial Officer of Millenium Healthcare, LLC, one of the largest comprehensive primary care healthcare providers in Southwest Florida with over 450 providers. In this role, Mr. Delanois, was responsible for all aspects of financial reporting, financial planning and analysis of operations, and led the successful renewal of payor contracts and bank financings. From November 2002 to November 2017, Mr. Delanois held various positions with 21st Century Oncology, culminating in his position as Senior Vice President of U.S. Operations, where he was responsible for the daily operation of 143 radiation centers. Mr. Delanois received a B. S. in Business with a major in Accounting from Indiana State University. Mr. Delanois is also a Certified Public Accountant (inactive) and a member of the American Institute of CPAs and the Florida Institute of Public Accountants.

Craig K. Tagawa has served as the President of the Company since October 1, 2020.  Mr. Tagawa was also Chief Operating Officer from February 1999 through September 2022. Mr. Tagawa also served as Chief Financial Officer from January 1992 through October 1995 and from May 1996 to April 2023. Previously a Vice President in such capacity, Mr. Tagawa became a Senior Vice President on February 28, 1993. He is also the Chief Executive Officer and manager of GKF. From September 1988 through January 1992, Mr. Tagawa served in various positions with the Company. Mr. Tagawa currently serves as Chief Financial Officer and Secretary of the Ernest A. Bates Foundation. Mr. Tagawa also serves on the Board of Directors of Shared Imaging. He received his undergraduate degree from the University of California at Berkeley and his M.B.A. from Cornell University.

R. Scott Frech began serving as the Chief Financial Officer on December 19, 2024.  Mr. Frech previously served as the Chief Financial Officer of Radiation Business Solutions, a company specializing in billing and management of Radiation Oncology clinics, from October 2021 to December 2024.  In his time at RBS, Mr. Frech was responsible for leading the finance team and implementing a new Enterprise Resource Planning system.  He also developed an Employee Stock Option Plan and created a large Not-for-Profit organization dedicated to providing Radiation Oncology Services in Alaska.  Prior to his time at Radiation Business Solutions, Mr. Frech was the Chief Financial Officer of the Population Health team at Amita Health where he helped build an organization that focused on the health of its patients and aligned with the providers to increase quality care while reducing the cost of care significantly.  Mr. Frech also held other roles in financial management in various healthcare organizations, has his CPA certification, a Bachelor’s of Arts in Accounting from Augustana College and a Master’s in Business Administration from Olivet Nazarene University.

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

ITEM 1A. RISK FACTORS

In addition to the other information in this report, the following factors could affect our future business, results of operations, cash flows or financial position, and could cause future results to differ materially from those expressed in any of the forward-looking statements contained in this report. The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

Company, Industry and Economic Risk

If the Company is not successful at diversifying its business model, its revenues and profitability may decline.

The Company has historically relied on Gamma Knife unit placement and a PBRT system to provide its revenues. Currently, there is a limited market for Gamma Knife equipment and PBRT systems. As a result, we plan to adapt our business model to place other types of stereotactic radiosurgery and advanced radiation therapy equipment, including through the completion of the RI Acquisition, in addition to Gamma Knife units and PBRT systems. This will constitute an expanded product mix for the Company and there can be no assurance that we can successfully adapt our historical business model to these new product offerings. If we are not successful, our revenues and profitability could decline substantially as existing contracts expire and are not renewed.

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

Each Gamma Knife, PBRT or advanced LINEAR accelerator device requires a substantial capital investment. In some cases, we contribute additional funds for capital costs and/or annual operating and equipment related costs such as marketing, maintenance, insurance and property taxes. Due to the structure of our contracts with medical centers, there can be no assurance that these costs will be fully recovered or that we will earn a satisfactory return on our investment, which could have a material negative impact on our revenues and financial results.  Additionally, the Company is obligated to remove the equipment at the end of the lease term. In the event the customer does not purchase the equipment from the Company or the Company is not able to trade in the equipment, the Company is required to remove the equipment and record an Asset Retirement Obligation (“ARO”).

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

The Company’s business is capital intensive. On April 9, 2021, the Company and certain of its domestic subsidiaries entered into a five year $22,000,000 credit agreement with Fifth Third, which refinanced its existing domestic Gamma Knife portfolio.  The lease financing previously obtained by Orlando was also refinanced as long-term debt by the Credit Agreement. On January 25, 2024, the Company and Fifth Third entered into the First Amendment which added an additional $2,700,000 term loan, and, on December 18, 2024 the Company entered into the Second Amendment which added another $7,000,000 term loan. In June 2020, the Company’s wholly-owned subsidiary, HoldCo, entered into the DFC Loan in connection with the acquisition of GKCE. The first tranche of the DFC Loan was funded in June 2020 in the amount of $1,425,000. In October 2023, the second tranche of the DFC Loan was funded in the amount of $1,750,000 to finance its equipment upgrade in Ecuador.

The Company’s combined long-term debt, net, totaled $20,182,000 as of December 31, 2024. The Credit Agreement is secured by a lien on substantially all of the assets of the Company and certain of its domestic subsidiaries and the DFC Loan is secured by a lien on GKCE’s assets. The Credit Agreement includes a $7,000,000 Revolving Line available for future projects and general corporate purposes. Depending on the Company’s financing requirements and market conditions, the Company may seek to finance its operations by incurring additional long-term debt in the future. The Company’s current level of debt may adversely affect the Company’s ability to secure additional credit in the future, and as a result may affect operations and profitability. If a default on debt occurs in the future, the Company’s creditors would have the ability to accelerate the defaulted loan, to seize the Company’s assets with respect to which default has occurred, and to apply any collateral they may have at the time to cure the default.

The Company’s debt agreements contain restrictions that limit its flexibility in operating its business, and the Company may be required to repay the outstanding indebtedness in an event of default, which would have an adverse effect on our business.

The Credit Agreement and the DFC Loan contain various covenants that limit the Company’s ability to engage in specified types of transactions. These covenants subject the Company to various restrictions that limit the Company from, among other activities, creating any unpermitted liens to exist on its assets, incurring additional indebtedness, causing a sale of all or substantially all of its assets, effecting a merger, paying dividends or other distributions on capital stock, redeeming shares of capital stock, engaging in transactions with affiliates, or undertaking lease obligations above certain thresholds. Moreover, under certain of our credit arrangements we have granted the lender a security interest in Company assets as security for our obligations.

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

As of December 31, 2023 and 2024, HoldCo was not in compliance with all of its debt covenants then in effect pursuant to the DFC Loan. However, on March 28, 2024, the Company obtained a waiver for the covenant non-compliance as of December 31, 2023 (the “DFC Waiver”). On March 3, 2025 the Company received an additional DFC waiver for certain covenants as of December 31, 2024 and through December 31, 2025. However, if a waiver from DFC is required in the future for potential non-compliance, DFC may be unwilling to provide a waiver and could, as a result, among other remedies, accelerate the repayment of the debt obligations outstanding under the DFC Loan, which could have a material adverse effect on the Company’s financial condition.

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

The Company purchased its interest in the RI Companies as part of the sale of certain of GenesisCare’s assets in its bankruptcy proceedings which were initiated in early June 2023. Due to the lack of reliable financial information for the RI Companies following the protracted bankruptcy proceedings, the Company is not able to obtain financial information sufficient to be able to provide the S-X financial information. The Company, therefore, is not in compliance with Rules 8-04 and 8-05 of Regulation S-X. Unless the Company files the S-X financial information, the Securities and Exchange Commission will not declare effective registration statements or post-effective amendments filed by the Company until twelve months following the date on which the Company has filed a periodic report with the Securities and Exchange Commission that meets the requirements of Regulation S-X, and affiliates will be not be permitted to make sales of securities pursuant to Rule 144 pursuant to the Securities Act of 1933, as amended.

The Company may fail to successfully integrate the interests acquired in the RI Acquisition with its legacy business in a timely manner, which could have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows, or the Company may fail to realize all of the expected benefits of the RI Acquisition, which could negatively impact the Company’s future results of operations.

The integration of any acquisitions, including the RI Acquisition, completed during the 2024 fiscal year, requires significant time and resources. A failure by the Company to successfully integrate the businesses, operations, and contractual obligations of the RI Companies with the Company’s existing business in a timely manner could have a material adverse effect on the Company’s business, financial condition, cash flows, or results of operations. Acquiring a majority interest in the RI Companies, assuming obligations under the commercial payor contracts set forth in the IPA, and integrating the businesses of the three turn-key radiation therapy cancer centers that the RI Companies operate in Rhode Island has involved and likely will continue to involve several risks that could undermine the success and expected benefits of the RI Acquisition. Such risks include but are not limited to the following:

●	the potential difficulty of assimilating the businesses and operations of the RI Companies with our existing business and operations;

●

the added costs that could be incurred from coordinating the integration of personnel from diverse business backgrounds and consolidating the corporate and administrative functions of the Company and the RI Companies;

●

the potential disruption to our existing operations that could result from the Company expanding into another state and expending time and resources to oversee the RI Companies’ operation of their three radiation oncology centers;

●

the added costs and burdens that the Company has and will incur in connection with obtaining and then maintaining the governmental and regulatory approvals that were necessary to effect the RI Acquisition and to stay regulatorily compliant under Rhode Island law on an on-going basis;

●

the diversion of the resources of the Company and the attention of the Company’s management from the Company’s existing operations and business ventures to the operations of the RI Companies, which could hinder the performance of the Company and its subsidiaries;

●	the potential management differences that could result from the Company gaining majority interests in the RI Companies and taking control from GenesisCare; and

●

the risk of financial loss due to the existing debts and liabilities of the RI Companies and the potential need for the Company to expend substantial capital to stabilize the businesses of the RI Companies due to any instability created by the GenesisCare bankruptcy, with no guarantee of return on investment.

If the Company is not successful in addressing these risks effectively, the Company’s business and operations could be impaired.

The Company’s failure to remediate its material weakness in its internal control over financial reporting could adversely affect its ability to report its financial condition and results of operations in a timely and accurate manner, and may adversely affect investor confidence, our reputation, and our business operations and financial condition.

The Company is subject to various SEC reporting and other regulatory requirements. Effective internal controls over financial reporting are necessary for the Company to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud and material errors in transactions and to fairly present financial statements. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations.  As of December 31, 2024, the Company’s principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Rules 13a-15(e) and 15d-15(e)) of the Exchange Act) and concluded that the disclosure controls and procedures were not effective due to a material weakness in the Company’s internal control over financial reporting. The Company has limited accounting and finance personnel and expanded its operations in 2024, which impacted the Company’s ability to maintain an effective control environment.  While the Company has processes to identify and appropriately apply applicable accounting requirements, the Company plans to continue to enhance its systems, processes, and human capital resources with respect to its accounting and finance functions. The elements of the Company’s remediation plan can only be accomplished over time with the addition of experienced accounting and finance employees and, where necessary, external consultants, and with the implementation of enhanced accounting systems and financial close processes.

The Company has commenced remediation of the above discussed material weakness as it has expanded its accounting staff and personnel since late in fiscal 2024.  The Company will continue to evaluate its accounting and finance staffing needs as well as make planned enhancements to its systems and improvements to its financial reporting processes. However, there can be no assurance that the Company will be successful in remediating the material weakness in its internal control over financial reporting. If the Company is unable to successfully complete its remediation efforts or favorably assess the effectiveness of its internal control over financial reporting, the Company’s operating results, financial position, stock price, and ability to accurately report its financial results and timely file its SEC reports could be adversely affected.

Additionally, any failure to maintain effective controls could limit the Company’s ability to prevent or detect a misstatement of our accounts or disclosures that could result in material misstatements of the Company’s annual or interim financial statements. In such a case, the Company may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to the listing requirements of the NYSE American. In addition, the Company could be subject to sanctions or investigations by the SEC, the NYSE American, or other regulatory authorities as well as shareholder litigation which would require additional financial and management resources. Failures in internal controls may also negatively affect investor and customer confidence in Company management or result in adverse publicity and concerns from investors and customers, any of which could have a negative effect on the price of the Company’s common stock, subject the Company to regulatory investigations, potential penalties, or stockholder litigation, and have a material adverse impact on the Company’s business and financial condition.

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

A limited number of customers have historically accounted for a substantial portion of the Company’s total revenue, and the Company expects such customer concentration to continue for the foreseeable future. For example, in 2024, two customers individually accounted for approximately 35% and 27% of the Company’s revenue. The loss of a significant customer or a significant decline in the business from the Company’s largest customers could have a material adverse effect on the Company’s business and results of operations.

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

The Company installed a Gamma Knife unit in Lima, Peru in 2017, acquired a Gamma Knife unit operation in Guayaquil, Ecuador in 2020, and installed a LINAC in Puebla, Mexico which began treating patients in July 2024. International operations can be subject to exchange rate volatility, which could have an adverse effect on our financial results and cash flows. In addition, international operations can be subject to legal and regulatory uncertainty and political and economic instability, which could result in problems asserting property or contractual rights, potential tariffs, increased compliance costs, increased regulatory scrutiny, foreign customers with longer payment cycles than customers in the United States, potential adverse tax consequences, the inability to repatriate funds to the United States, and the Company’s inability to operate in those locations.

Flaws in the Company’s due-diligence assessment in connection with the equity interests and payor contracts acquired in the RI Acquisition could have a significant negative effect on the Company’s financial condition and results of operations.

The Company conducted due diligence when evaluating the RI Acquisition prior to executing the IPA and during the interim period between signing the IPA and closing the RI Acquisition. The time and costs of the due-diligence process were amplified with respect to the Company’s evaluation of the potential costs and benefits of the RI Acquisition due to the distressed state and bankruptcy of GenesisCare. Despite the thoroughness of the Company’s review, diligence may not have revealed all material issues that could affect the Company’s interests in the RI Companies acquired in the RI Acquisition. In addition, factors outside of the Company’s control could later arise. The Company’s failure to identify material issues specific to the business and operations of the RI Companies and the liabilities and obligations the Company assumed from the assignment of the payor contracts, during the Company’s due diligence process, could negatively impact the Company’s financial condition and results of operations.

New technology and products could result in making the Company's equipment obsolete which could have a material adverse impact on its business and results of operations.

There is constant change and innovation in the market for highly sophisticated medical equipment. New and improved medical equipment can be introduced that could make the Gamma Knife technology obsolete and that would make it uneconomical to operate. In 2006, Elekta introduced a new model of the Gamma Knife, the Perfexion, which the Company has implemented at all of its domestic sites. The Perfexion can perform procedures faster than previous Gamma Knife models and it involves less health care personnel intervention. In 2015, Elekta introduced the Leksell Gamma Knife Icon ™. The Perfexion is upgradeable to the Icon platforms which has enhanced imaging capabilities allowing for treatment without a head frame and the treatment of larger tumors. In 2022, Elekta introduced an upgrade to the Icon, called the Esprit. Existing model 4(C)s of the Gamma Knife are not upgradeable to the Perfexion model. Currently, four of the Company’s eight Gamma Knife units in the United States are Esprits and all of the Company’s eight Gamma Knife units are Perfexion models, one of which has the Icon upgrade. The Company’s equipment in Ecuador was upgraded to a Perfexion with Icon in November 2023. The Company is in the process of upgrading the equipment in Peru from a Model 4(C) to the Esprit and expects to complete this upgrade during the second quarter of 2025. The failure to acquire or use new technology and products could have a material adverse effect on our business and results of operations.

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

Macroeconomic conditions could have a material adverse effect on our business, results of operations, and financial condition.

Unfavorable macroeconomic conditions, including low productivity growth, declining business investment, inflationary pressures, fluctuating interests rates, concerns regarding the imposition of tariffs (including retaliatory tariffs in response to tariffs imposed by the United States), concerns regarding the level of U.S. debt, shifts in monetary and fiscal policy, strained international trade relations, and heightened geopolitical pressures, could negatively impact our business, results of operations, and financial condition. Economic downturns may cause hospitals and medical centers to reduce spending on capital-intensive medical equipment, delay lease renewals for the radiation therapy devices, and decrease overall investment in new treatment technologies. Trade policies like tariffs and retaliatory measures, as well as geopolitical tensions in the U.S. and global markets, may cause disruptions to medical equipment supply chains, increase the cost of acquiring advanced radiation therapy technology, and delay the delivery of essential components of our Gamma Knife and LINAC systems.

Economic and inflationary pressure on patients and health care providers, along with prolonged uncertainty in the macroeconomic environment, could result in changes in hospital procurement decisions, reduced demand for elective procedures, and constrained budgets for medical technology investments. These conditions may also weaken investor confidence in the health care sector, reduce access to capital for expansion projects, reduce access to capital for expansion projects, and increase regulatory scrutiny over health care spending and reimbursement policies, all of which could have a material adverse effect on our business, financial condition, and results of operations.

We are subject to risks associated with foreign operations, including political, economic, and regulatory uncertainties.

We operate Gamma Knife and LINAC facilities in Peru, Ecuador, and Mexico. These operations expose us to various risks, including changes in foreign regulations, economic instability, and shifts in health care reimbursement policies. If any of these countries implement stricter health care-related requirements, impose price controls, or experience significant currency fluctuations, our international revenue profitability may be negatively impacted.

The potential impairment of our Gamma Knife portfolio and its salvage value could adversely impact our financial condition and results of operations.

As of December 31, 2024, we determined that our Gamma Knife portfolio had no remaining salvage value, and certain sites experienced equipment impairment or are expected to expire in the second quarter of 2025. Additionally, two sites that recently recognized their salvage value as part of the Esprit upgrade were subsequently impaired. Accordingly, we concluded that there was no salvage value remaining and the Company recognized equipment impairment as of December 31, 2024.

The impairment of equipment and change in estimate of salvage value could have a material adverse effect on our financial condition and results of operations. If additional impairments occur in the future, we may be required to recognize further losses on the write-down of impaired assets and incur additional removal costs for expired Gamma Knife units, which could negatively impact our reported earnings. Additionally, the continued aging of our equipment portfolio may necessitate increased capital expenditures to replace or upgrade systems, which could increase our financial burden.

Stock Ownership Risk

The trading volume of the Company’s common stock is low.

Although the Company’s common stock is listed on the NYSE American, the Company’s common stock has historically experienced low trading volume. Reported average daily trading volume in our common stock for the three-month period ended December 31, 2024 was approximately 21,000 shares. It is not likely that a further increase in an active trading market in the Company’s common stock will develop in the future. Limited trading volume subjects the Company’s common stock to greater price volatility and may make it difficult for shareholders to sell their shares in a quantity or at a price that is attractive.

Our officers, directors and principal shareholders collectively own a substantial portion of our common stock.

Collectively, our officers and directors beneficially own approximately 23.2% of our outstanding common stock, with Raymond Stachowiak, the Executive Chairman of the Board, beneficially owning approximately 22.8% of our common stock. As a result, investors may face challenges in affecting matters involving our Company, including:

●	the composition of our Board of Directors and, through it, any determination with respect to our business direction and policies, including the appointment and removal of officers;

●	any determinations with respect to mergers or other business combinations;

●	our acquisition or disposition of assets; and

●	our corporate financing activities.

Our officers, directors, and principal shareholders may act in concert to significantly influence these and other matters requiring shareholder approval. Furthermore, this concentration of voting power could have the effect of delaying, deterring, or preventing a change of control or other business combination that might otherwise be beneficial to our shareholders. This significant concentration of share ownership may also adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in a company in which a small number of shareholders hold a significant ownership interest.

We do not anticipate paying dividends on our common stock.

We do not expect to pay or declare dividends in the foreseeable future. The declaration of dividends is subject to the discretion of our board of directors and will depend on various factors, including our operating results, financial condition, future prospects, covenants in documents governing our debt obligations and any other factors deemed relevant by our board of directors. You should not rely on an investment in our company if you require dividend income from your investment in our company. The success of your investment will likely depend entirely upon any future appreciation of the market price of our common stock, which is uncertain and unpredictable. There is no guarantee that our common stock will appreciate in value.

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

ITEM 2. PROPERTIES

The Company’s corporate offices were located at 601 Montgomery Street, Suite 1112, San Francisco, California, where it leased approximately 900 square feet for $4,500 per month with a lease expiration date in November 2024. In November 2024, the Company closed this office and signed two sublease agreements for small, office spaces in San Francisco, California and Downers Grove, Illinois.  The sublease in San Francisco is for 80 square feet for $1,395 per month located at 601 Montgomery Street, Suite 850.  The sublease in Downers Grove was signed in February 2025 and is for two offices and three cubicle spaces for $2,300 per month located at 3041 Woodcreek Drive.

On February 6, 2025, Bristol closed on the acquisition of certain parcels of real property located on Gooding Avenue, Bristol Rhode Island.  The purchase price for the property was $1,185,000.  The transaction was effected pursuant to the terms of a Real Estate Purchase and Sale Agreement dated November 21, 2023 by and between the Company and the sellers identified therein, with the Company having assigned its rights under that agreement to Bristol effective February 5, 2025.  At closing the parties entered into other agreements related to the transaction, including with respect to the grant of certain easements and restrictive covenants imposed on the sellers.

On May 7, 2024, the Company completed the RI Acquisition and acquired 60% of the equity interests of the RI Companies. The RI Companies operate three single-unit radiation therapy facilities, and each location operates pursuant to a lease.  The facility in Woonsocket, RI has a ground lease with a sublease for 1,950 square feet of the clinic space, which is leased back to the lessor.  The Woonsocket ground lease has an annual prepayment of approximately $44,000 located at 115 Cass Avenue. The facility in Warwick, RI has a lease for 15,019 square feet for $32,790 per month located at 450 Toll Gate Road. The facility in Providence, RI also has a ground lease, which was contributed by one of the minority partners, located at 825 Chalkstone Avenue.

The Company owns and operates a stand-alone Gamma Knife facility in Lima, Peru where it leases approximately 1,600 square feet for approximately $8,850 per month with a lease expiration date in January 2024. The lease in Peru is currently on a month-to-month basis. The Company also owns and operates a stand-alone Gamma Knife facility in Guayaquil, Ecuador where it owns 864 square feet of condominium space in an office building and approximately 10,135 of related land and parking spaces. The Company’s stand-alone radiation therapy facility in Puebla, Mexico also has a lease for approximately 536 square meters for $1,800 per month with a lease expiration in July 3034.

See Note 6 - Leases and Note 13 - Subsequent Event to the consolidated financial statements for additional information.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividend Policy

The Company’s common shares, no par value (the “Common Shares”), are currently traded on the NYSE American. At December 31, 2024, the Company had 6,420,000 issued and outstanding common shares, 42,000 common shares reserved for options, 206,000 unvested restricted stock units, and 123,000 vested, but not issued restricted stock units.

The Company estimates that there were approximately 1,100 beneficial holders of its Common Shares at December 31, 2024.

There were no dividends declared or paid during 2024 and 2023.

Stock Repurchase Program

In 1999 and 2001, the Board of Directors approved resolutions authorizing the Company to repurchase up to a total of 1,000,000 shares of its common stock on the open market from time to time at prevailing prices, and in 2008 the Board of Directors reaffirmed these authorizations. In 2024 and 2023, there were no shares repurchased by the Company. A total of approximately 928,000 shares have been repurchased in the open market pursuant to these authorizations at a cost of approximately $1,957,000.  As of December 31, 2024, there were approximately 72,000 shares remaining under the repurchase authorizations.

Equity Compensation Plans

During 2024, 290,000 restricted stock units were granted, of which, 290,000 restricted stock units shares were granted for executive compensation.  There were no options granted during 2024. Additional information regarding our equity compensation plans is incorporated herein by reference from the 2025 Proxy Statement. See Note 8 - Stock-Based Compensation Expense to the consolidated financial statements for additional information.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

American Shared Hospital Services is a leading provider of turn-key technology solutions for stereotactic radiosurgery and advanced radiation therapy equipment and services. The main drivers of the Company’s revenue are numbers of sites, procedure volume, and reimbursement. The Company delivers radiation therapy through medical equipment leasing and direct patient services, its two reportable segments. The medical equipment leasing segment, which we also refer to as the Company’s leasing segment, operates by fee-per-use contracts or revenue sharing contracts where the Company shares in the revenue and operating costs of the equipment.  The Company leases nine Gamma Knife systems and one PBRT system as of December 31, 2024, where a contract exists between the hospital and the Company.  The Company also owns and operates two single-unit Gamma Knife facilities in Lima, Peru and Guayaquil, Ecuador, one single-unit radiation therapy facility in Puebla, Mexico, and as a result of the completion of the RI Acquisition on May 7, 2024, the Company also has an interest in and operates three single-unit radiation therapy facilities in Rhode Island. These facilities constitute the direct patient services segment, which we also refer to as the Company’s retail segment, where a contract exists between the Company's facilities and the individual treated at the facility. A summary of the Company’s medical equipment leases and direct patient service sites is set forth in the table below:

Number of Sites

	12/31/2024	12/31/2023
Revenue Sharing	5	5
Fee Per Use	4	5
Medical Equipment Leasing ("Leasing") - Gamma Knife	9	10

Leasing - Proton Bream Radiation Therapy	1	1

Leasing - Total	10	11

Direct Patient Services ("Retail") - Gamma Knife	2	2

Direct Patient Services ("Retail") - LINAC	4	—

Direct Patient Services ("Retail") - Total	6	2

The Company had two contracts expire in the second and third quarters of 2023, respectively, and one in November 2024. In February 2025, the Company and one of its customer mutually agreed to terminate their lease agreement prior to the contract term, and the Company expects a fourth contract to expire in the second quarter of 2025. The Company has one customer contract that was upgraded to the Esprit in January 2025. A summary of the Company’s procedure volumes for fiscal years 2024 and 2023 are set forth in the table below.

Volume

			Increase	Increase
Gamma Knife	12/31/2024	12/31/2023	(Decrease)	(Decrease)
Leasing - Gamma Knife	624	824	(200)	(24.3)%
Retail - Gamma Knife	460	371	89	24.0%
Gamma Knife - Total	1,084	1,195	(111)	(9.3)%

PBRT Procedures (medical equipment leasing)	5,139	5,369	(230)	(4.3)%

LINAC Procedures (direct patient services)	14,662	—	14,662	*

The decrease in Gamma Knife volume during 2024 in the leasing segment was primarily due to the expiration of two contracts in the second and third quarters of 2023 and a third contract that expired in November 2024, respectively. Same center procedures decreased 15% compared to 2023, partially due to downtime for the upgrade of one Gamma Knife system to the Esprit during the second quarter of 2024 and other normal, cyclical fluctuations. The Company’s PBRT unit was impacted by several hurricanes during 2024, which drove lower procedure volume at that location.

The increase in Gamma Knife volume during 2024 in the retail segment was due to improved marketing and physician outreach at the Company’s international locations. In addition, the Company’s Gamma Knife unit in Ecuador was upgraded to the Esprit and received a Cobalt-60 reload in November 2023, providing for faster procedure time.

The LINAC procedure volume during 2024 was the result of the completion of the RI Acquisition in May 2024 and the beginning of the Company’s treatment of patients at its LINAC facility in Puebla, Mexico. On May 7, 2024, the Company acquired 60% of the interests of the RI Companies. The RI Companies operate three, existing, stand-alone radiation therapy cancer centers in Woonsocket, Warwick and Providence, Rhode Island.  In July 2024, the Company began treating patients at a stand-alone LINAC facility in Puebla, Mexico.

Reimbursement

CMS established a 2025 delivery code reimbursement rate of approximately $7,645 ($7,420 in 2024) for a Medicare Gamma Knife treatment. The approximate CMS reimbursement rates for delivery of PBRT for a simple treatment without compensation for 2025 is $578 ($561 in 2024) and $1,276 ($1,362 in 2024) for simple with compensation, intermediate and complex treatments, respectively.

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

The most significant accounting policies followed by the Company are presented in Note 2 – Accounting Policies to the consolidated financial statements. These policies along with the disclosures presented in the other consolidated financial statement notes and, in this discussion, and analysis, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of the consolidated financial statement amounts, and the methods, assumptions and estimates underlying those amounts, management has identified estimated useful lives of property and equipment and its salvage values, impairment of property and equipment, business combinations, and revenue recognition for revenue sharing customers, and as such the aforementioned could be most subject to revision as new information becomes available. The following are our critical accounting policies in which management’s estimates, assumptions and judgments most directly and materially affect the consolidated financial statements:

Revenue Recognition

The Company recognizes revenues under Accounting Standards Codification (“ASC”) 842 Leases (“ASC 842”) and ASC 606 Revenue from Contracts with Customers (“ASC 606”). The Company delivers radiation therapy through medical equipment leasing (“leasing”) and direct patient services (“retail”). The Company leased nine Gamma Knife systems and one PBRT system as of December 31, 2024. The leasing business operates by fee-per-use contracts or revenue sharing, where the Company shares in the revenue and operating costs of the equipment.  The Company also owns and operates two single-unit Gamma Knife facilities in Lima, Peru and Guayaquil, Ecuador, one single-unit radiation therapy facility in Puebla, Mexico, and following the RI Acquisition on May 7, 2024, the Company also owns a 60% interest in and operates three single-unit radiation therapy facilities in Rhode Island, collectively, the retail segment.

Rental Revenue from Medical Equipment Leasing (“Leasing”)

The Company recognizes revenues under ASC 842 when services have been rendered and collectability is reasonably assured, on either a fee per use or revenue sharing basis. The terms of the contracts do not contain any guaranteed minimum payments. The Company’s lease contracts typically have a ten-year term and are classified as either fee per use or revenue sharing. Fee per use revenues are recognized at the time the procedures are performed, based on each hospital’s contracted rate and the number of procedures performed. Under revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital. The amount the Company expects to receive is recorded as revenue and estimated based on historical experience. Revenue estimates are reviewed periodically and adjusted as necessary.  Some of the Company’s revenue sharing arrangements also have a cost sharing component and net profit share for the operating costs of the center. The Company records an estimate of operating costs which are reviewed on a regular basis and adjusted as necessary to more accurately reflect the actual operating costs and profit. The operating costs and estimated net operating profit are recorded as other direct operating costs in the consolidated statements of income. For the years ended, December 31, 2024 and 2023, the Company recognized leasing revenue of approximately $15,629,000 and $17,772,000 under ASC 842, respectively, of which approximately $9,952,000 and $10,133,000 were for PBRT services, respectively.

Revenue sharing arrangements amounted to approximately 47% and 70% of total revenue for the years ended December 31, 2024 and 2023, respectively. Because the revenue estimates are reviewed on a quarterly basis, any adjustments required for past revenue estimates would result in an increase or reduction in revenue during the current quarterly period.  Payor mix is a significant variable in the Company’s estimate for revenue sharing revenues. Fluctuations in payor mix that may result in a 5% to 10% change in the estimate could increase or decrease revenues as of December 31, 2024, by approximately $113,000 to $226,000.

Direct Patient Services Revenue (“Retail”)

The Company has stand-alone facilities in Lima, Peru and Guayaquil, Ecuador, where a contract exists between the Company’s facilities and the individual patient treated at the facility. Under ASC 606, the Company acts as the principal in this transaction and provides, at a point in time, a single performance obligation, in the form of a Gamma Knife treatment. Revenue related to a Gamma Knife treatment is recognized on a gross basis at the time when the patient receives treatment. There is no variable consideration present in the Company’s performance obligation and the transaction price is agreed upon per the stated contractual rate. GKPeru's payment terms are typically prepaid for self-pay patients and insurance provider payments are paid net 30 days. GKCE’s patient population is primarily covered by a government payor and payments are paid between six and nine months, following issuance of invoice. The Company did not capitalize any incremental costs related to the fulfillment of its customer contracts.

On May 7, 2024, the Company acquired 60% of the interests of the RI Companies. The RI Companies operate three, existing, stand-alone radiation therapy cancer centers in Woonsocket, Warwick and Providence, Rhode Island, where contracts exist between the Company’s facilities and the individual patients treated at the facility.  Under ASC 606, the Company acts as the principal in these transactions and provides, at a point in time, a single performance obligation, in the form of radiation therapy treatment.  The Company’s stand alone radiation therapy facility in Puebla, Mexico is also accounted for under ASC 606. Revenue related to radiation therapy is recognized at the expected amount to be received, based on insurance contracts and payor mix, when the patient receives treatment.  There is no variable consideration present in the Company’s performance obligation and the transaction price is agreed upon per the stated contractual rate.  Payment terms at these facilities are typically prepaid for self-pay patients and insurance providers are paid net 30 to 60 days. The Company did not capitalize any incremental costs related to the fulfillment of its customer contracts. The Company also concluded these facilities are part of its retail segment, see further discussion below.

Accounts receivable under ASC 606 at December 31, 2024 and January 1, 2024 were $11,229,000 and $1,626,000. Accounts receivable under ASC 606 at December 31, 2023 and January 1, 2023 were $1,626,000 and $1,119,000. For the years ended December 31, 2024 and 2023, the Company recognized retail revenues of approximately $12,556,000 and $3,553,000 under ASC 606, respectively.

Equipment Sales

During the year-ended December 31, 2024, the Company sold one of its Gamma Knife Perfexion units with an Icon upgrade to the customer it was leased to and recorded a net gain on equipment sale. During the year-ended December 31, 2023, the Company completed a sale of equipment to a new customer.  The Company assessed this transaction under ASC 606 and concluded the Company acted as the agent in this transaction and provided, at a point in time, two performance obligations, in the form of an equipment sale of an Icon and Cobalt-60 reload.  The performance obligation to sell, assign, transfer and deliver the equipment to the customer was carried out via Elekta.  Revenue related to the equipment sale is recognized on a net basis when the sale is complete.  The Company recognized net revenues of $155,000 and $200,000 on the sale of equipment for the years ended December 31, 2024 and 2023.

Salvage Value on Equipment

The Company determines salvage value based on the estimated fair value of the equipment at the end of its useful life. There is no active resale market of Gamma Knife or PBRT equipment, but the Company believes its salvage value estimates are a reasonable assessment of the economic value of the equipment when the contract ends. There is no salvage value assigned to the two Gamma Knife units in Peru or Ecuador.  The Company has not assigned salvage value to its PBRT equipment.

As of December 31, 2023, the Company had seven domestic Gamma Knife units with salvage value ranging from $140,000 to $300,000. As of December 31, 2024, the Company reduced its estimate of salvage value for the remaining five Gamma Knife units to $0. Prior to this change, the Company had five Gamma Knife units with salvage value ranging from $175,000 to $300,000. This change in estimate was made as of December 31, 2024, therefore, there was no impact for the current year, but this change in estimate will impact future periods.

See Note 3 - Property and Equipment to the consolidated financial statements for further discussion on salvage value.

Impairment of Long-lived Assets

The Company assesses the recoverability of its long-lived assets when events or changes in circumstances indicate their carrying value may not be recoverable. Such events or changes in circumstances may include: a significant adverse change in the extent or manner in which a long-lived asset is being used, significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company assesses recoverability of a long-lived asset by determining whether the carrying value of the asset group can be recovered through projected undiscounted cash flows over their remaining lives. If the carrying value of the asset group exceeds the forecasted undiscounted cash flows, an impairment loss is recognized, measured as the amount by which the carrying amount exceeds estimated fair value. An impairment loss is charged to the consolidated statement of operations in the period in which management determines such impairment. As of December 31, 2024 and 2023, the Company recognized a loss on the write down of impaired assets of $3,084,000 and $940,000, respectively. Fluctuations in the Company’s projections of cash flows may result in a 5% to 10% change in the impairment write-down by approximately $87,000 to $174,000, as of December 31, 2024.

See Note 3 - Property and Equipment for further discussion.

Business Combinations

Business combinations are accounted for under ASC 805 Business Combinations (“ASC 805”) using the acquisition method of accounting. Under the acquisition method of accounting, all assets acquired, identifiable intangible assets, liabilities assumed and applicable non-controlling interests are recognized at fair value as of the acquisition date.  Costs incurred associated with the acquisition of a business are expensed as incurred. The allocation of purchase price requires management to make significant estimates and assumptions, especially with respect to tangible assets, any intangible assets identified and non-controlling interests. These estimates include, but are not limited to, a market participant’s expectation of future cash flows from acquired customers, acquired trade names, useful lives of acquired assets, and discount rates. Physical deterioration and asset replacement costs were significant variables in the Company’s estimate for fair value of the medical equipment acquired. Fluctuations in these variables may result in a 5% to 10% change in the estimate, which could increase or decrease the fair value of medical equipment acquired as of December 31, 2024, by approximately $120,000 to $240,000. Lease term, renewal of lease terms, square footage allocation, and market lease rates were significant variables in the Company’s estimate for fair value of the facilities acquired. Fluctuations in these variables may result in a 5% to 10% change in the estimate, which could increase or decrease the fair value of leaseholds acquired as of December 31, 2024, by approximately $235,000 to $470,000.

See Note 12 - Rhode Island Acquisition to the consolidated financial statements for further discussion on acquisitions.

Accounting pronouncements issued and not yet adopted - In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740) Improvements to Income Tax Disclosures (“ASU 2023-09”) which requires entities, on an annual basis, to disclose: specific categories in the rate reconciliation, additional information for reconciling items that meet a quantitative threshold, the amount of income taxes paid, net of refunds, disaggregated by jurisdiction, income or loss from continuing operations before income tax, income tax expense from continuing operations disaggregated between foreign and domestic, and income tax expense from continuing operations disaggregated by federal, state and foreign.  ASU 2023-09 is effective for annual periods beginning after December 31, 2024.  The Company is currently evaluating ASU 2023-09 to determine the impact it may have on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (“ASU 2024-03”) which requires entities to (1) disclose amounts of (a) purchase of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and, (e) depreciation, depletion, and amortization recognized as part of oil-and gas-producing activities, (2) include certain amounts that are already required to be disclosed under current Generally Accepted Accounting Principles in the same disclosures as other disaggregation requirements, (3) disclose a qualitative description of the amounts remaining in relevant expense captions that are not necessarily disaggregated quantitatively, and (4) disclose the total amount of selling expenses, in annual reporting periods, an entity’s definition of selling expense. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027.  Early adoption is permitted. The Company is currently evaluating ASU 2024-03 to determine the impact it may have on its consolidated financial statements.

2024 Results

For each of the years ended December 31, 2024 and 2023, 56% and 83% of the Company’s revenue was derived from the leasing segment, respectively, and 44% and 17% from the Company’s retail segment, respectively.  For the year ended December 31, 2024, 35% of the Company’s revenue was derived from its PBRT business, 34% was derived from its Gamma Knife business, 30% was derived from its LINAC business, and 1% was derived from equipment sales. For the year ended December 31, 2023, 51% of the Company’s revenue was derived from its Gamma Knife business, 48% was derived from its PBRT business and 1% was derived from equipment sales.

TOTAL REVENUE

		Increase
(in thousands)	2024	(Decrease)	2023
Total revenue	$28,340	32.9%	$21,325

Total revenue in 2024 increased 32.9% compared to 2023 primarily due to revenue generated from the Company’s single-unit radiation therapy facility in Puebla, Mexico, which began treating patients in July 2024, and revenue generated by the three single-unit radiation therapy facilities owned by the RI Companies, which the Company acquired a 60% interest in on May 7, 2024. Revenues from the Company’s leasing segment decreased $1,988,000 in 2024 compared to 2023 due to a decrease in PBRT volumes and due to the expiration of two contracts in the second and third quarters of 2023, and a third contract that expired in November 2024. Revenues from the Company’s retail segment increased by $9,003,000 in 2024 compared to 2023 due to higher volumes at the Company’s international Gamma Knife facilities, the Company’s single-unit facility in Puebla, Mexico and the three, recently acquired, radiation therapy facilities in Rhode Island.

LINAC Revenue

		Increase
	2024	(Decrease)	2023
Revenue from LINAC (in thousands)	$8,517	*	$—
Number of LINAC sessions	14,662	*	—
Average revenue per session	$581	*	$—

The Company acquired the RI Companies on May 7, 2024 and included the financial results from their operations from May 7, 2024, the Closing Date of the transaction, through December 31, 2024. The Company’s stand-alone radiation therapy facility in Puebla, Mexico also began treating patients in July 2024.  Radiation therapy revenues generated from the three stand-alone facilities acquired through the RI Acquisition and the radiation therapy facility in Puebla were $8,517,000 for the year ended December 31, 2024.  Radiation therapy procedures for the three stand-alone facilities acquired through the RI Acquisition and the radiation therapy facility in Puebla were 14,507 for the year ended December 31, 2024.

Proton Therapy Revenue

		Increase
	2024	(Decrease)	2023
Revenue from PBRT (in thousands)	$9,952	(1.8)%	$10,133
Number of PBRT fractions	5,139	(4.3)%	5,369
Average revenue per fraction	$1,937	2.6%	$1,887

PBRT revenue for 2024 was $9,952,000 compared to $10,133,000 in 2023. The number of PBRT fractions performed in 2024 was 5,139 compared to 5,369 in 2023. Revenue per fraction in 2024 was $1,937 compared to $1,887 in 2023. The Company’s PBRT unit in Orlando, Florida, was impacted by several hurricanes during 2024, which resulted in lower procedure volume. The average reimbursement increased due to a shift in payor mix from Medicare to commercial or other payors, which are reimbursed at a higher amount.

Gamma Knife Revenue

		Increase
	2024	(Decrease)	2023
Revenue from Gamma Knife (in thousands)	$9,716	(11.6)%	$10,992
Number of Gamma Knife procedures	1,084	(9.3)%	1,195
Average revenue per procedure	$8,963	(2.6)%	$9,198

Gamma Knife revenue for 2024 was $9,716,000 compared to $10,992,000 in 2023. Gamma Knife revenue for 2024 decreased $1,276,000 compared to 2023 due to the expiration of two contracts in the second and third quarters of 2023, and a third contract that expired in November 2024.

The number of Gamma Knife procedures performed in 2024 decreased by 111 compared to 2023 primarily due to the expiration of two contracts in the second and third quarters of 2023, and a third contract that expired in November 2024. Excluding the three Gamma Knife contracts that expired during 2023 and 2024, Gamma Knife procedures for existing sites were consistent with the prior year. Gamma Knife procedures for existing customer sites, retail segment, increased by 24%, offset by a 15% decrease in the Company’s Gamma Knife leasing segment in 2024 compared to 2023, respectively.  The increase in Gamma Knife volumes from retail sites was due to improved marketing and physician outreach at the Company’s international locations. In addition, the Company’s Gamma Knife unit in Ecuador was upgraded to the Esprit and received a Cobalt-60 reload in November 2023, providing for faster procedure time.

Revenue per procedure decreased by $235 in 2024 compared to 2023. This decrease was due to changes in reimbursement at the Company’s revenue share sites, which can fluctuate depending on payor mix and volume of procedures by site.

COSTS OF REVENUE

		Increase
(In thousands)	2024	(Decrease)	2023
Total costs of revenue	$19,155	59.9%	$11,981
Percentage of total revenue	67.6%		56.2%

The Company’s costs of revenue, consisting of maintenance and supplies, depreciation and amortization, and other operating expenses (such as insurance, property taxes, sales taxes, marketing costs and operating costs from the Company’s revenue sharing and international sites) increased by $7,174,000 in 2024 compared to 2023.

Maintenance and supplies and other direct operating costs, related party, as a percentage of total revenue were 10.7% and 13.5% in 2024 and 2023, respectively. Maintenance and supplies and other direct operating costs, related party increased by $138,000 in 2024 compared to 2023. The increase in 2024 compared to 2023was primarily due to maintenance at the Company’s radiation therapy facilities in Rhode Island, that were acquired during 2024, offset by lower maintenance expense for the Company’s Gamma Knife portfolio.

Depreciation and amortization costs as a percentage of total revenue were 21.4% and 23.8% in 2024 and 2023. Depreciation and amortization costs increased $996,000 in 2024 compared to 2023. The increase in 2024 compared to 2023was due to five upgrades performed between 2023 and 2024 where the Company upgraded an existing Gamma Knife to the Esprit, installed a new Esprit, or replaced the Cobalt-60 in the related machines, and the RI Acquisition where the Company acquired three, existing, single-unit radiation therapy facilities.

Other direct operating costs as a percentage of total revenue were 35.5% and 18.9% in 2024 and 2023, respectively. Other direct operating costs increased by $6,040,000 in 2024 compared to 2023. The increase in 2024 was primarily due to the Company’s single-unit radiation therapy facility in Puebla, Mexico, which began treating patients in July 2024, and the three single-unit radiation therapy facilities the Company acquired in Rhode Island on May 7, 2024.  These facilities are part of the Company’s retail segment where the Company owns and operates the facilities, therefore, there are higher operating costs associated with them.

SELLING AND ADMINISTRATIVE EXPENSE

		Increase
(In thousands)	2024	(Decrease)	2023

Selling and administrative expense	$7,407	5.5%	$7,022
Percentage of total revenue	26.1%		32.9%

The Company’s selling and administrative costs increased $385,000 in 2024 compared to 2023. The increase in 2024 was due to increased staffing in the sales, finance and customer retention areas and approximately $560,000 in fees associated with new business opportunities, including those resulting from the RI Acquisition.

INTEREST EXPENSE

		Increase
(In thousands)	2024	(Decrease)	2023

Interest expense	$1,499	34.8%	$1,112
Percentage of total revenue	5.3%		5.2%

The Company’s interest expense increased $387,000 in 2024 compared to 2023. The increase for the year ended December 31, 2024 was due to an increase in borrowings, including the Supplemental Term Loan received in January 2024, and the second tranche of the DFC loan received in November 2023.

(LOSS) ON WRITE DOWN OF IMPAIRED ASSETS AND ASSOCIATED REMOVAL COSTS

		Increase
(In thousands)	2024	(Decrease)	2023

Loss on write down of impaired assets	$3,084	228.1%	$940

Percentage of total revenue	10.9%		4.4%

As of December 31, 2024 and 2023, the Company recognized a loss on the write down of impaired assets of $3,084,000 and $940,000, respectively. During the year ended December 31, 2024, the Company recognized impairment on six of its domestic Gamma Knife units. The Company also increased and impaired its ARO liability for one of the impaired units where the Company does not plan to renew the contract in early 2025 and will remove this unit at its contract term. The six sites that were impaired and ARO for one of the impaired units were recorded as write down of impaired assets for the December 31, 2024.

During the year ended December 31, 2023, the Company recorded an ARO for one of the customer contracts that expired during 2023.  An ARO for the second contract that expired during 2023 was recorded and impaired in a prior period. For the ARO recorded during 2023, the Company concluded the related increase to the underlying assets could not be supported by the cash flows of the equipment and therefore the Company recorded a loss on the write-down of the ARO during the three-month period ended June 30, 2023. The Company also reviewed its long-lived assets during the fourth quarter of 2023 and concluded events and circumstances existed that indicated additional impairment existed at a third Gamma Knife site related to the existing equipment.

See Note 3 - Property and Equipment to the consolidated financial statements for further discussion on impairment.

BARGAIN PURCHASE GAIN RI ACQUISITION

		Increase
(In thousands)	2024	(Decrease)	2023

Bargain purchase gain RI Acquisition, net	$3,794	*	$—

Percentage of total revenue	13.39%		0.0%

The Company recorded a $3,794,000 net bargain purchase gain related to the RI Acquisition that closed on May 7, 2024.  The Company acquired 60% of the equity interests of the RI Companies, which operate three radiation therapy facilities, for $2,850,000.  The assets acquired exceeded the total purchase price by the bargain purchase amount and the Company recorded this difference as a gain for the year ended December 31, 2024. See Note 12 - RI Acquisition to the consolidated financial statements for further discussion on bargain purchase.

INTEREST AND OTHER INCOME

		Increase
(In thousands)	2024	(Decrease)	2023

Interest and other income (loss)	$248	(41.2)%	$422

Percentage of total revenue	0.9%		2.0%

Interest and other income decreased $174,000 in 2024 compared to 2023.  The decrease is primarily due to the interest received on the Company’s cash, driven by lower average cash balances, compared to the prior year.

INCOME TAX EXPENSE

		Increase
(In thousands)	2024	(Decrease)	2023

Income tax (benefit) expense	$(295)	(168.4)%	$431
Percentage of total revenue	(1.0)%		2.0%
Percentage of income, after net income attributable to non-controlling interests, and before income taxes and bargain purchase gain	15.5%		41.4%

Income tax expense decreased $726,000 in 2024 compared to 2023. The decrease in income tax expense in 2024 was primarily due to losses incurred by the Company’s leasing segment, driven by equipment impairment, and lower Gamma Knife volumes during 2024.

The Company anticipates that it will continue to record income tax expense if it operates profitably in the future. Currently there are state income tax payments required for most states in which the Company operates.

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS

		Increase
(In thousands)	2024	(Decrease)	2023

Net loss attributable to non-controlling interests	$(654)	89.6%	$(345)

Percentage of total revenue	(2.3)%		(1.6)%

Net loss attributable to non-controlling interests increased $309,000 in 2024 compared to 2023. Net income or loss attributable to non-controlling interests represents the pre-tax income earned by the 19% non-controlling interest in GKF, and the pre-tax income or losses of the non-controlling interests in various subsidiaries controlled by GKF, and the 40% non-controlling interests in the RI facilities and their pre-tax income or losses. The decrease or increase in net income attributable to non-controlling interests reflects the relative profitability of GKF and the RI Companies. The increase in net loss attributable to non-controlling interests in 2024 compared to 2023 was due to higher pre-tax loss for GKF stand-alone operations.

NET INCOME ATTRIBUTABLE TO AMERICAN SHARED HOSPITAL SERVICES

(In thousands,		Increase
except per share amounts)	2024	(Decrease)	2023

Net income attributable to ASHS	$2,186	258.4%	$610
Net income per share attributable to ASHS, diluted	$0.33	241.8%	$0.10

Net income attributable to American Shared Hospital Services increased $1,576,000 in 2024 compared to 2023. Net income for the Company’s retail segment increased $5,474,000 in 2024 compared to 2023. The increase in 2024 compared to 2023 was primarily due to the bargain purchase gain from the RI Acquisition and profitability of the three stand-alone facilities acquired, in which the Company acquired an interest. Net income for the Company’s leasing segment decreased $3,898,000 in 2024 compared to 2023. The decrease in 2024 compared to 2023 was primarily due to the impairment recognized on the Gamma Knife portfolio and related removal costs, along with operating losses at the domestic Gamma Knife leasing segment level.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary liquidity needs are to fund capital expenditures as well as support working capital requirements. In general, the Company’s principal sources of liquidity are cash and cash equivalents on hand and a $7,000,000 revolving line of credit (as defined above, the “Revolving Line”). The Company had cash and cash equivalents, including restricted cash, of $11,275,000 at December 31, 2024 compared to $13,808,000 at December 31, 2023, a decrease of $2,533,000. The Company’s expected primary cash needs on both a short and long-term basis are for capital expenditures, business expansion, working capital, and other general corporate purposes. The Company believes that its revenue from operations, together with borrowing capacity under the Revolving Line and its access to capital resources are sufficient to continue funding its present operations, to meet its commitments on its existing debt, and to meet its operating capital and funding requirements for the next 12 months from the date of this Annual Report.

Cash Flows

Cash Flows Provided by Operating Activities

Operating activities provided $167,000 of cash in 2024, which was driven by net income of $1,532,000, non-cash charges for depreciation and amortization of $6,174,000, a loss on the write down of impaired assets of $3,084,000, gain on sale of equipment of $155,000, stock-based compensation expense of $373,000, accretion of deferred issuance costs of $95,000, changes in related party liabilities of $324,000, and changes in payables and other accrued liabilities of $2,227,000. These increases were offset by the gain on bargain purchase of $3,794,000, deferred income taxes of $359,000, accretion of unfavorable lease position of $65,000, changes in receivables of $6,939,000, changes in prepaids and other assets of $513,000, changes in ARO of $588,000, and income taxes payable of $1,229,000.

The Company’s trade accounts receivable increased by $7,267,000 to $11,610,000 at December 31, 2024 from $4,343,000 at December 31, 2023. The number of days revenue (sales) outstanding (“DSO”) in accounts receivable as of December 31, 2024 was 150 days compared to 74 days at December 31, 2023. DSO fluctuates depending on timing of customer payments received and the mix of fee per use versus revenue sharing and retail customers. The revenue sharing and retail sites generally have longer collection periods than fee per use sites.  The Company added four retail sites during 2024, driving the increase in DSO.

Cash Flows Used in Investing Activities

Investing activities used $7,105,000 of cash in 2024, primarily due to payments made towards the purchase of property and equipment of $7,938,000, offset by cash received in excess of cash paid for the RI Acquisition of $538,000, and proceeds from equipment sales of $140,000. During 2024, the Company completed two Esprit upgrades at existing customer sites, began installation at a third site, and completed a Cobalt-60 reload and software upgrade at a fourth site.

Cash Flows Provided by Financing Activities

Financing activities provided $4,405,000 of cash during 2024, which was driven by long-term debt financing from the Supplemental Term Loan and Second Supplemental Term Loan of $9,860,000 and capital contributions of $38,000. These increases were offset by net payments on the Revolving Line of $2,500,000, payments on long-term debt of $2,734,000, debt issuance costs of $164,000, and distributions of noncontrolling interests of $95,000. The Company amended its Credit Agreement to include financing for capital expenditures made during 2024 and for the RI Acquisition.

Working Capital

The Company had working capital at December 31, 2024 of $15,853,000 compared to working capital of $9,677,000 at December 31, 2023. The $6,176,000 increase in net working capital was primarily due to an increase in trade, tax, and other receivables, primarily attributable to the RI Companies.

Long-Term Debt

On April 9, 2021, the Company along with certain of its domestic subsidiaries (collectively, the “Loan Parties”) entered into a five year $22,000,000 credit agreement with Fifth Third Bank, N.A. (“the Credit Agreement”). The Credit Agreement includes three loan facilities. The first loan facility is a $9,500,000 term loan (the “Term Loan”) which was used to refinance the domestic Gamma Knife debt and finance leases, and associated closing costs. The second loan facility is a $5,500,000 delayed draw term loan (the “DDTL”) which was used to refinance the Company’s PBRT finance leases and associated closing costs, as well as to provide additional working capital. The third loan facility provides for a $7,000,000 revolving line of credit (the “Revolving Line”) available for future projects and general corporate purposes. The facilities have a five-year maturity, carry a floating interest of SOFR plus 3.0% and are secured by a lien on substantially all of the assets of the Loan Parties and guaranteed by ASHS.

On January 25, 2024 (the “First Amendment Effective Date”), the Company and Fifth Third entered into a First Amendment to the Credit Agreement (the “First Amendment”), which amended the Credit Agreement to add a new term loan in the aggregate principal amount of $2,700,000 (the “Supplemental Term Loan”). The proceeds of the Supplemental Term Loan were advanced in a single borrowing on  January 25, 2024, and were used for capital expenditures related to the Company’s operations in Puebla, Mexico and other related transaction costs. The Supplemental Term Loan will mature on January 25, 2030 (the “Maturity Date”). Interest on the Supplemental Term Loan is payable monthly during the initial twelve month period following the First Amendment Effective Date. Following such twelve month period, the Company is required to make equal monthly payments of principal and interest to fully amortize the amount outstanding under the Supplemental Term Loan by the Maturity Date. The Supplemental Term Loan is secured by a lien on substantially all of the assets of the Company and certain of its domestic subsidiaries. The First Amendment also replaces the LIBOR-based rates in the Credit Agreement with SOFR-based rates. Pursuant to the First Amendment, advances under the Credit Agreement bear interest at a floating rate per annum equal to SOFR plus 3.00%, subject to a SOFR floor of 0.00%.

On December 18, 2024 (the “Second Amendment Effective Date”), the Company and Fifth Third entered into a Second Amendment to the Credit Agreement (the “Second Amendment”), which amended the Credit Agreement to add a new term loan in the aggregate principal amount of $7,000,000 (the “Second Supplemental Term Loan”). The proceeds of the Second Supplemental Term Loan were advanced in a single borrowing on December 18, 2024, and were used for capital expenditures related to the Company’s domestic Gamma Knife leasing operations and the RI Acquisition and related transaction costs. The Second Supplemental Term Loan will mature on December 18, 2029 (the “Second Maturity Date”). Interest on the Second Supplemental Term Loan is payable monthly during the initial twelve month period following the Second Amendment Effective Date. Following such twelve month period, the Company is required to make equal monthly payments of principal and interest to fully amortize the amount outstanding under the Second Supplemental Term Loan over a period of seven years. All unpaid principal of the Second Supplemental Term Loan and accrued and unpaid interest thereon is due and payable in full on the Second Maturity Date. The Second Supplemental Term Loan is secured by a lien on substantially all of the assets of the Company and certain of its domestic subsidiaries.

The long-term debt on the consolidated balance sheets related to the Term Loan, DDTL, Supplemental Term Loan and Second Supplemental Term Loan was $18,462,000 and  $10,825,000 as of  December 31, 2024 and December 31, 2023, respectively.  The Company capitalized debt issuance costs of  $164,000 as of  December 31, 2024 related to issuance of the Supplemental Term Loan and Second Supplemental Term Loan.

The Revolving Line is charged an unused line fee of 0.25% per annum. The Term Loan and DDTL have interest and principal payments due quarterly. Principal amortization on an annual basis for the Term Loan and DDTL equates to 48% of the original principal loan commitments in years one through five and an end of term payment of the remaining principal balance.  The Company did not draw on the Revolving Line as of  December 31, 2024.

The Credit Agreement contains customary covenants and representations, including without limitation, a minimum fixed charge coverage ratio of 1.25 and maximum funded debt to EBITDA ratio of 3.0 to 1.0 (tested on a trailing twelve-month basis at the end of each fiscal quarter), the Company maintain at least $5,000,000 of unrestricted cash, reporting obligations, limitations on dispositions, changes in ownership, mergers and acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and capital expenditures.  The Loan Parties are in compliance with the Credit Agreement covenants as of  December 31, 2024.

The loan entered into with DFC in connection with the acquisition of GKCE in June 2020 (the “DFC Loan”) was obtained through the Company’s wholly-owned subsidiary, HoldCo, and is guaranteed by GKF. The DFC Loan is secured by a lien on GKCE’s assets. The first tranche of the DFC Loan was funded in June 2020. During the fourth quarter of 2023, the second tranche of the DFC loan was funded to finance the equipment upgrade in Ecuador. The amount outstanding under the first tranche of the DFC Loan is payable in 29 quarterly installments with a fixed interest rate of 3.67%.  The amount outstanding under the second tranche of the DFC Loan is payable in 16 quarterly installments with a fixed interest rate of 7.49%. The long-term debt on the consolidated balance sheets related to the DFC loan was $1,806,000 and $2,464,000 as of  December 31, 2024 and 2023, respectively.  The Company capitalized debt issuance costs of $0 and $9,000 as of  December 31, 2024 and 2023, respectively, related to maintenance and administrative fees on the DFC Loan.

The DFC Loan contains customary covenants among other covenants and obligations, requirements that the Company maintain certain financial ratios related to liquidity and cash flow as well as depository requirements.  On March 28, 2024 the Company received a waiver and amendment from DFC for certain covenants as of December 31, 2023 and through December 31, 2024 and amended other covenants and definitions permanently. On March 3, 2025 the Company received an additional waiver from DFC for certain covenants as of  December 31, 2024 and through December 31, 2025.

In November and December 2024, GKCE obtained two loans with banks locally in Ecuador (the “GKCE Loans”).  The GKCE Loans carry interest rates of 12.60% and 12.78% and are payable in twelve and thirty-six equal monthly installments of principal and interest, respectively.  Total long-term debt on the consolidated balance sheets related to the GKCE Loans was $145,000.  The Company did not capitalize any debt issuance costs related to the GKCE Loans.

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

The Company’s combined long-term debt, net, totaled $20,182,000 as of December 31, 2024. See Note 5 - Long Term Debt to the consolidated financial statements for additional information.

Commitments

As of December 31, 2024, the Company had commitments to purchase and install Gamma Knife and LINAC equipment totaling $13,053,000. There are no significant cash requirements, pending financing, for these commitments in the next 12 months. There can be no assurance that financing will be available for the Company’s current or future projects, or at terms that are acceptable to the Company.  However, the Company currently has cash on hand of $11,275,000 and a line of credit of $7,000,000 to fund these projects.

The Company also had commitments to service these various equipment commitments totaling $13,109,000. The Gamma Knife, PBRT, LINAC and related service contracts are paid monthly, as service is performed. The Company believes that cash flow from operations, cash on hand and its line of credit will be sufficient to cover these payments.  See Note 10 - Commitments and Contingencies to the consolidated financial statements for further discussion on commitments.

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

The following summarizes related party activity for the years ended December 31, 2024 and 2023:

	December 31,
	2024	2023
Equipment purchases and de-install costs	$5,268,000	$6,918,000
Costs incurred to maintain equipment	678,000	851,000
Total related party transactions	$5,946,000	$7,769,000

The Company had related party commitments to purchase and install four Esprit upgrades, two LINACs, and service the related equipment. Total related party commitments were $18,581,000 as of December 31, 2024.

Related party liabilities on the consolidated balance sheets consist of the following as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Accounts payable, asset retirement obligations and other accrued liabilities	$2,270,000	$2,361,000

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

Our Executive Chairman of the Board (who performs the functions of our principal executive officer) and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e)) of the Exchange Act) as of the end of the period covered by this annual report, have concluded that our disclosure controls and procedures are not effective as of December 31, 2024 based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, due to the material weakness over financial reporting described below.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective at the reasonable assurance level as of December 31, 2024.

A material weakness, as defined in the standards established by the Sarbanes-Oxley Act of 2002, is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the material weakness in internal control over financial reporting as of December 31, 2024 described below.

The Company did not maintain an effective control environment because it had an insufficient number of personnel and resources with experience to create the proper environment for effective internal control over financial reporting in this period. The Company’s control environment resulted in the conclusion that we were unable to completely maintain the monitoring component of the COSO framework including ensuring the sufficiency of monitoring activities to ascertain whether the components of internal control are present and functioning in a timely manner.

While there were no material misstatements in 2024, the material weakness could result in misstatements in the consolidated financial statements that would not be prevented or detected on a timely basis. Accordingly, management has concluded that the control deficiency constitutes a material weakness.

The SEC permits companies to exclude acquisitions from their assessment of internal control over financial reporting during the first year of such acquisition. In reliance of the SEC’s guidance, management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 does not extend to the internal controls of our current year acquisition of a 60% interest in each of the RI Companies. The RI Companies operate three functional radiation therapy cancer centers in Rhode Island. Management excluded the RI Companies from its report on internal controls over financial reporting as of December 31, 2024. The RI Companies’ consolidated financial statements contributed 22.5% and 27.4% of the Company’s consolidated total assets and revenues, respectively. The Company will include the RI Companies in its assessment of the effectiveness of internal controls over financial reporting in the fiscal year 2025 annual management report, the annual management report following the first anniversary of the acquisition.

The Company’s remediation plan related to the material weakness identified are to hire sufficient personnel with accounting and financial reporting experience to augment its current staff and to improve the timeliness of our overall effectiveness of the Company’s closing and financial reporting processes, including as described in this paragraph. On December 19, 2024, the Company appointed a new Chief Financial Officer who also serves as the Company’s principal financial officer and principal accounting officer. The new Chief Financial Officer has extensive experience and expertise in billing and collections for radiation therapy facilities. During 2024, the Company outsourced its billing process for its Rhode Island operations and intends to hire experienced staff to manage this process internally, which is expected to provide more control and efficiency to this process overall. During the first quarter of 2025, the Company utilized resources from a staffing agency and hired an Accounting Manager on a full-time basis in late March 2025. The Company will continue to assess the need for additional resources, especially in the finance and accounting areas, as the Company’s business continues to grow and expand.

The primary element of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. As management continues to evaluate and work to improve our internal control over financial reporting, management may determine it is necessary to take additional measures to address the material weakness.

As we are a non-accelerated filer, our independent registered public accounting firm is not required to issue an attestation report on our internal control over financial reporting

(c)	Changes in internal controls over financial reporting.

Our Executive Chairman of the Board (who performs the functions of our principal executive officer) and our Chief Financial Officer have evaluated the changes to the Company’s internal control over financial reporting that occurred during our last fiscal quarter ended December 31, 2024, as required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, and have concluded that, other than the remediation efforts described above, there were no such changes that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting..

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2024, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S‑K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2025 Annual Meeting of Shareholders (the “2025 Proxy Statement”). Information regarding executive officers of the Company, included herein under the caption “Executive Officers of the Company” in “Part I, Item 1. Business” above, is incorporated herein by reference.

Information concerning the identification of our standing audit committee required by this Item is incorporated by reference from the 2025 Proxy Statement.

Information concerning our audit committee financial experts required by this Item is incorporated by reference from the 2025 Proxy Statement.

Information concerning compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference from the 2025 Proxy Statement.

We have adopted a Code of Ethics that is available on our website at www.ashs.com. The information on our website is not part of this report. You may also request a copy of this document free of charge by writing our Corporate Secretary.

We have adopted a Policy on Inside Information and Insider Trading (our “Insider Trading Policy”), which governs the purchase, sale, and/or other disposition of our securities by our directors, officers, and employees and other covered persons designated by our Chief Financial Officer. We believe our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and NYSE American listing standards, as applicable. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item is incorporated herein by reference from the 2025 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated herein by reference from the 2025 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated herein by reference from the 2025 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the section entitled “Ratification of the Appointment of Our Independent Registered Public Accounting Firm” in our Proxy Statement for the 2025 Annual Meeting of Stockholders.

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

			10-Q 001-08789	10.18b	11/15/2010

10.2e		Third Amendment to Lease Agreement for a Gamma Knife Unit (Perfexion Upgrade) dated June 1, 2020 between GK Financing, LLC and Methodist Healthcare System of San Antonio, Ltd., d/b/a Southwest Texas Methodist Hospital	10-Q 001-08789	10.4	5/12/2023

10.2f		Fourth Amendment to Lease Agreement for a Gamma Knife Unit (Esprit Upgrade) dated July 28, 2023 between GK Financing, LLC and Methodist Healthcare System of San Antonio, Ltd., L.L.P. (f/k/a Methodist Healthcare System of San Antonio, Ltd.) d/b/a Southwest Texas Methodist Hospital.	10-K 001-08789	10.2f	4/1/2024

10.4		Purchased Services Agreement (for a Gamma Knife Unit) dated as of November 19, 2008 between GK Financing, LLC and Kettering Medical Center.	10-Q 001-08789	10.1	8/11/2016

10.4a		First Amendment to Purchased Services Agreement (for a Gamma Knife Unit) dated as of June 11, 2009 between GK Financing, LLC and Kettering Medical Center.	10-Q 001-08789	10.1a	8/11/2016

10.4b	#	Second Amendment to Purchased Services Agreement (for a Gamma Knife Unit) dated as of February 27, 2014 between GK Financing, LLC and Kettering Medical Center.	10-K 001-08789	10.21c	4/1/2015

10.4c	#	Third Amendment to Purchased Services Agreement (for a Gamma Knife Unit) dated as of March 28, 2019 between GK Financing, LLC and Kettering Medical Center	10-Q 001-08789	10.1	11/7/2019

10.4d	#	Fourth Amendment to Purchased Services Agreement dated April 20, 2021 between GK Financing, LLC and Kettering Medical Center.	10-Q 001-08789	10.1	8/14/2023

10.4e		Fifth Amendment to Purchased Services Agreement dated May 1, 2023 between GK Financing, LLC and Kettering Medical Center.	10-Q 001-08789	10.2	8/14/2023

10.10		Lease Agreement for a Gamma Knife Unit dated as of November 1, 1999 between GK Financing, LLC and Jackson HMA, Inc. d/b/a Central Mississippi Medical Center.	10-K 001-08789	10.10	3/30/2016

10.10a		Addendum to Lease Agreement for a Gamma Knife Unit dated as of November 1, 1999 between Jackson HMA, Inc. dba Central Mississippi Medical Center and GK Financing, LLC.	10-Q 001-08789	10.34	8/10/2001

10.10b	#	Addendum Two to Lease Agreement for a Gamma Knife Unit dated as of November 6, 2006 between GK Financing, LLC and Jackson HMA, Inc. d/b/a Central Mississippi Medical Center.	10-K 001-08789	10.51	4/2/2007

10.10c		Amendment Three to Lease Agreement for a Gamma Knife Unit dated as of February 23, 2010 between GK Financing, LLC and Jackson HMA, LLC d/b/a Central Mississippi Medical Center.	10-K 001-08789	10.10c	3/30/2016

10.10d		Amendment Four to Lease Agreement for a Gamma Knife Unit dated as of May 1, 2019 between GK Financing, LLC and Jackson HMA, LLC d/b/a Central Mississippi Medical Center.	10-Q 001-08789	10.1	5/11/2020

10.11		Lease Agreement for a Gamma Knife Unit dated as of February 18, 2000 between GK Financing, LLC and OSF HealthCare System.	10-K 001-08789	10.11	3/30/2016

10.11a		Addendum to Lease Agreement for a Gamma Knife Unit dated as of April 13, 2007, between GK Financing, LLC and OSF Healthcare System.	10-Q 001-08789	10.2	8/11/2016

10.11b		Addendum Two to Lease Agreement for a Gamma Knife Unit dated as of October 31, 2012 between GK Financing, LLC and OSF Healthcare System.	10-Q 001-08789	10.2a	8/11/2016

10.11c	#	Addendum Three to Lease Agreement for a Gamma Knife Unit dated as of June 7, 2016 between GK Financing, LLC and OSF Healthcare System.	10-Q 001-08789	10.2b	8/11/2016

10.11d		Addendum Four to Lease Agreement for a Gamma Knife Unit dated as of February 6, 2020 between GK Financing, LLC and OSF Healthcare System.	10-K 001-08789	10.11d	4/6/2021

10.11e	#	Addendum Five to Lease Agreement for a Gamma Knife Unit dated as of April 28, 2021 between GK Financing, LLC and OSF Healthcare System.	10-K 001-08789	10.11e	3/30/2022

10.13		Equipment Lease Agreement (for a Gamma Knife Unit) dated as of February 13, 2003 between GK Financing, LLC and AHS Albuquerque Regional Medical Center, LLC.	10-K 001-08789	10.13	3/30/2016

10.13a	#	Amendment to Equipment Lease Agreement (Perfexion Upgrade) dated as of April 8, 2011 between GK Financing, LLC and Lovelace Health System, Inc., d/b/a Lovelace Medical Center.	10-Q 001-08789	10.62	8/15/2011

10.13b		Assignment and Assumption of Purchase and License Agreement dated as of February 2, 2011 between Elekta, Inc., GK Financing, LLC and Albuquerque GK Equipment, LLC.	10-Q 001-08789	10.62a	8/15/2011

10.13c	#	Icon Upgrade and Amendment Two to Equipment Lease Agreement for a Gamma Knife Unit dated as of October 15, 2019 between GK Financing, LLC and Lovelace Health System, Inc., d/b/a Lovelace Medical Center.	10-Q 001-08789	10.1	11/13/2020

10.13d		Amendment Three to Equipment Lease Agreement dated as of November 9, 2023 between GK Financing, LLC and Lovelace Health System, LLC d/b/a Lovelace Medical Center.	10-K 001-08789	10.13d	4/1/2024

10.14		Equipment Lease Agreement (for a Gamma Knife Unit) dated as of March 21, 2003 between GK Financing, LLC and Northern Westchester Hospital Center.	10-K 001-08789	10.14	3/30/2016

10.14a	#	Amendment to Equipment Lease Agreement (Perfexion Upgrade) dated as of June 8, 2012 between GK Financing, LLC and Northern Westchester Hospital Center.	10-Q 001-08789	10.46a	8/14/2013

10.14b	#	Amendment Two to Equipment Lease Agreement (Reload) dated as of October 7, 2020 between GK Financing, LLC and Northern Westchester Hospital Association.	10-Q 001-08789	10.1	5/13/2021

10.14c	#	Amendment Three to Equipment Lease Agreement (Esprit Upgrade) dated as of April 24, 2024 between GK Financing, LLC and Northern Westchester Hospital Center.	10-Q 001-08789	10.1	5/15/2024

10.16	#	Purchased Services Agreement (for a Gamma Knife Unit) dated as of March 5, 2008 between GK Financing, LLC and USC University Hospital, Inc.	10-Q 001-08789	10.57	5/14/2008

10.16a	#	First Amendment to Purchased Services Agreement (for a Gamma Knife Unit) dated as of April 1, 2009 between GK Financing, LLC and University of Southern California.	10-Q 001-08789	10.57a	8/14/2009

10.16b	#	Second Amendment to Purchased Services Agreement (for a Gamma Knife Unit) dated as of October 1, 2013 between GK Financing, LLC and University of Southern California.	10-Q 001-08789	10.57b	8/14/2014

10.16c		Third Amendment to Purchased Services Agreement dated as June 30, 2020 between GK Financing, LLC and University of Southern California.	10-Q 001-08789	10.2	11/13/2020

10.16d		Fourth Amendment to Purchased Services Agreement dated as of July 28, 2021 between GK Financing, LLC and University of Southern California.	10-Q 001-08789	10.1	11/10/2021

10.18	#	Leksell Gamma Knife Perfexion Purchased Services Agreement dated as of August 5, 2011 between Jacksonville GK Equipment, LLC and St. Vincent’s Medical Center, Inc.	10-K 001-08789	10.63	3/30/2012

10.18a	#	First Amendment to the Leksell Gamma Knife Perfexion Purchased Services Agreement dated as of October 10, 2011 between Jacksonville GK Equipment, LLC and St. Vincent’s Medical Center, Inc.	10-K 001-08789	10.63a	3/30/2012

10.19	#	Leksell Gamma Knife Perfexion Purchased Services Agreement dated as of January 19, 2012 between GK Financing, LLC and Sacred Heart Health System, Inc.	10-Q 001-08789	10.65	5/15/2013

10.20	#	Leksell Gamma Knife Perfexion Purchased Services Agreement dated as of March 27, 2014 between GK Financing, LLC and PeaceHealth doing business through its operating division PeaceHealth Sacred Heart Medical Center at RiverBend.	10-K 001-08789	10.67	4/1/2015

10.20a		Amendment One to Leksell Gamma Knife Perfexion Purchased Services Agreement dated as of March 27, 2014 between GKF Financing, LLC and PeaceHealth Sacred Heart Medical Center at Riverbend.	10-Q 001-08789	10.2	5/13/2021

10.20b		Amendment Two to Leksell Gamma Knife Perfexion Purchased Services Agreement dated as of January 19, 2024 between GKF Financing, LLC and PeaceHealth Sacred Heart Medical Center at RiverBend,	10-K 001-08789	10.20b	4/1/2024

10.20c		Amendment Three to Gamma Knife Perfexion Purchased Services Agreement dated as of March 27, 2014 between GK Financing, LLC and Peacehealth Sacred Heart Medical Center at Riverbend.	10-Q 001-08789	10.1	8/14/2024

10.21	#	Equipment Lease Agreement (for a Gamma Knife Unit) dated as of February 21, 2017 between Bryan Medical Center, and GK Financing, LLC.	10-Q 001-08789	10.1	11/13/2017

10.21a	#	First Amendment to Equipment Lease Agreement (for a Gamma Knife unit) dated as of February 14, 2018 between Bryan Medical Center and GK Financing, LLC	10-Q 001-08789	10.1	5/10/2018

10.22	#	Proton Beam Radiation Therapy Lease Agreement dated as of October 18, 2006 between American Shared Hospital Services and Orlando Regional Healthcare System, Inc.	10-Q 001-08789	10.3	8/11/2016

10.22a	#

Amendment One to Proton Beam Radiation Therapy Lease Agreement dated as of August 12, 2012 between American Shared Hospital Services and Orlando Health, Inc., formerly known as Orlando Regional Healthcare System, Inc.

			10-Q 001-08789	10.3a	8/11/2016

10.23a	#	Equipment Lease Agreement (for a Gamma Knife Unit) dated as of May 8, 2018 between The Methodist Hospitals, Inc. and GK Financing, LLC	10-Q 001-08789	10.1	5/13/2019

10.23b		First Amendment to Lease Agreement for a Gamma Knife Unit (Perfexion on site upgrade to Elekta Esprit) dated as of April 18, 2023 between The Methodist Hospitals, Inc. and GK Financing, LLC.	10-K 001-08789	10.23b	4/1/2024

10.23c		Second Amendment to Lease Agreement for a Gamma Knife Unit (Cobalt-60 Reload) dated as of June 13, 2023 between The Methodist Hospitals, Inc. and GK Financing, LLC.	10-K 001-08789	10.23c	4/1/2024

10.24	•	American Shared Hospital Services Incentive Compensation Plan as Amended and Restated effective June 25, 2021	8-K 001-08789	10.1	7/1/2021

10.25	•	Form of Indemnification Agreement between American Shared Hospital Services and members of its Board of Directors.	10-K 001-08789	10.26	3/30/2016

10.26	•	Form of American Shared Hospital Services Incentive Compensation Plan Performance Share Award Agreement.	10-K 001-08789	10.25	3/27/2017

10.27	•	Form of American Shared Hospital Services Incentive Compensation Plan Restricted Stock Unit Issuance Agreement.	10-Q 001-08789	10.2	5/12/2023

10.28	•	Form of American Shared Hospital Services Incentive Compensation Plan Notice of Grant of Incentive Stock Option.	10-Q 001-08789	10.3	5/12/2023

10.29	•	Offer Letter between the Company and Mr. Raymond C. Stachowiak dated April 22, 2020	8-K 001-08789	99.1	4/22/2020

10.30	•	Offer of Employment from the Company to Mr. Gary Delanois dated October 4, 2024.	8-K 001-08789	10.1	10/18/2024

10.31	•	Offer Letter from the Company to Mr. Scott Frech dated December 19, 2024.	8-K 001-08789	10.3	12/26/2024

10.32a		Credit Agreement dated as of April 9, 2021 among the Company, PBRT Orlando, LLC and GK Financing, LLC as the initial co-Borrowers, and American Shared Radiosurgery Services as the initial additional Loan Party and Fifth Third Bank, National Association, as Lender.	8-K 001-08789	10.1	4/15/2021

10.32b		First Amendment to Credit Agreement dated as of January 25, 2024 among the Company, PBRT Orlando, LLC and GK Financing, LLC as the Borrowers, American Shared Radiosurgery Services as a Loan Party and Fifth Third Bank, National Association, as Lender.	8-K 001-08789	10.1	1/31/2024

10.32c		Second Amendment to Credit Agreement dated as of January 25, 2024 among the Company, PBRT Orlando, LLC and GK Financing, LLC as the Borrowers, American Shared Radiosurgery Services as a Loan Party and Fifth Third Bank, National Association, as Lender.	8-K 001-08789	10.1	12/26/2024

10.33a		Investment Agreement dated as of November 10, 2023 between GenesisCare USA, Inc., GenesisCare USA Holdings, Inc., and the Company.	8-K 001-08789	10.1	11/16/2023

10.33b		First Amendment to Investment Agreement dated as of March 1, 2024 between the Company, GenesisCare USA, Inc., and GenesisCare USA Holdings, Inc.	10-K 001-08789	10.33b	4/1/2024

10.33c		Second Amendment to Investment Agreement dated as of April 18, 2024 between the Company, GenesisCare USA Inc., and GenesisCare USA Holdings, Inc.	10-Q 001-08789	10.2	5/15/2024

10.33d		Third Amendment to Investment Agreement dated as of April 24, 2024 between the Company, GenesisCare USA Inc., and GenesisCare USA Holdings, Inc.	10-Q 001-08789	10.3	5/15/2024

10.33e		Fourth Amendment to Investment Agreement dated as of May 7, 2024 between the Company, GenesisCare USA Inc., and GenesisCare USA Holdings, Inc..	10-Q 001-08789	10.4	5/15/2024

10.34	•	Transition and Severance Agreement between the Company and Robert Hiatt, dated December 19, 2024.	8-K 001-08789	10.2	12/26/2024

19.1	*	American Shared Hospital Services Policy on Inside Information and Insider Trading.

21.1	*	Subsidiaries of the Company

23.1	*	Consent of Independent Registered Public Accounting Firm

31.1	*	Certification of Principal Executive Officer pursuant to Rule 13a-14a/15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Principal Financial Officer pursuant to Rule 13a-14a/15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	ǂ	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	*	American Shared Hospital Services Compensation Recoupment Policy, effective October 2, 2023.	10-K 001-08789	97	4/1/2024

101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline Instance XBRL contained in Exhibit 101

	*	Filed herewith.
	ǂ	Furnished herewith.
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

AMERICAN SHARED HOSPITAL SERVICES
(Registrant)

April 4, 2025	By:	/s/ Raymond C. Stachowiak
Raymond C. Stachowiak
Executive Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raymond C. Stachowiak	Executive Chairman of the Board (principal executive officer)	April 4, 2025
Raymond C. Stachowiak

/s/ Daniel G. Kelly Jr.	Director	April 4, 2025
Daniel G. Kelly JR.

/s/ Kathleen Miles	Director	April 4, 2025
Kathleen Miles

/s/ Vicki L. Wilson	Director	April 4, 2025
Vicki L. Wilson

/s/ Raymond S. Frech	Chief Financial Officer	April 4, 2025
Raymond S. Frech	(principal financial officer and principal accounting officer)

AMERICAN SHARED HOSPITAL SERVICES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

and

CONSOLIDATED FINANCIAL STATEMENTS

AS OF December 31, 2024 and 2023,

and

FOR THE YEARS THEN ENDED

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

American Shared Hospital Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Shared Hospital Services, Inc. (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income, shareholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Rental Revenue from Medical Equipment Leasing – Estimates of Reimbursement Rates

As described in Note 2 in the Company’s consolidated financial statements, the Company has rental revenue from medical equipment leasing on either a fee per use or revenue sharing basis. Under revenue sharing arrangements, the Company recognizes revenue based on a contracted percentage of the reimbursement received by the hospital. The amount the Company expects to receive is recorded as revenue and estimated based on historical experience. Under fee per use arrangements, the Company recognizes revenue at the time the procedures are performed, based on each hospital’s contracted rate and number of procedures performed. During the year ended December 31, 2024, the Company recognized $15.6 million in rental revenue from medical equipment leasing.

We identified the auditing of management’s estimates of reimbursement rates to record rental revenue from medical equipment leasing and related accounts receivable under its revenue sharing arrangements as a critical audit matter.  The estimates of reimbursement rates involve significant judgment and estimation by management and are subject to adjustments based on the actual reimbursements received. In turn, auditing management’s judgments used in the estimates of reimbursement rates involved a high degree of auditor judgment and subjectivity.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures related to the matter included the following, among others:

●	Testing the process used by management, including evaluating the methods used.
●	Testing the completeness and accuracy of the underlying data used by management.
●	Testing the reasonableness of significant assumptions used by management by:
o	Obtaining third party confirmations from a selection of locations to evaluate the inputs to management’s calculation.
o	Testing cash receipts subsequent to year end.
o	Evaluating management’s ability to estimate by comparing collections in 2024 to prior year estimated accounts receivable.
o	Analytically comparing the estimated reimbursement rates to the predicted rates based on a mix of current and historical information.

Valuation of Facilities in a Business Combination Transaction

As described in Note 12 of the Company’s consolidated financial statements, on May 7, 2024, the Company closed the acquisition of Southern New England Regional Cancer Center and Roger Williams Radiation Therapy, LLC. The acquisition was accounted for as a business combination. The Company recorded the acquired facilities at their estimated fair value. The cost approach was used to estimate the fair value the facilities acquired.

We identified the auditing of the estimated fair value of the facilities with existing leases acquired in the business combination, as a critical audit matter. The estimated fair value of the facilities required significant management judgment. In turn, auditing management’s judgments required a high degree of auditor judgment including the need to involve our valuation specialists.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures related to the estimated fair value of the acquired facilities included the following, among others:

●	Testing the process used by management.
●	Evaluating the reasonableness of significant assumptions used to estimate the cost of the facilities.
●	Testing the underlying data for mathematical accuracy used in the estimate.
●	Utilizing our valuation professionals with specialized skill and knowledge to assist in evaluating the methods and the reasonableness of certain significant assumptions used.

Impairment of Property and Equipment

As described in Note 2 to the consolidated financial statements, the Company assesses the recoverability of its long-lived assets when events or changes in circumstances indicate their carrying value may not be recoverable. The Company assesses recoverability of a long-lived asset by determining whether the carrying value of the asset group can be recovered through projected undiscounted cash flows over their remaining lives. If the carrying value of the asset group exceeds the forecasted undiscounted cash flows, an impairment loss is recognized, and measured as the amount by which the carrying amount exceeds estimated fair value. As of December 31, 2024, the Company’s balance of property and equipment was $31.1 million. During the year ended December 31, 2024, the Company recognized impairment losses related to property and equipment of $3.1 million.

We identified the auditing of the Company’s impairment assessment for property and equipment as a critical audit matter. Auditing the Company’s impairment assessment for its property and equipment is especially challenging due to the high degree of auditor judgment in evaluating management’s indicators of potential impairment for certain asset groups and determining the future cash flows and estimated fair values, where applicable, for certain asset groups where indicators of impairment were determined to be present.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures related to the matter included the following, among others:

●	Evaluating the significant judgments applied in determining whether indicators of impairment were present, including searching for evidence contrary to such judgments.
●	Testing management’s process for determining the projected cash flows to be generated by the sites and evaluating the appropriateness of the methods used.
●	Testing the mathematical accuracy of the models used in the impairment assessment.
●

Evaluating the reasonableness of underlying assumptions used to forecast future cash flows, including forecasted growth rates by comparing these forecasts to historical operating results of the Company.

/s/ Moss Adams LLP

San Francisco, California

April 4, 2025

We have served as the Company’s auditor since 2000.

AMERICAN SHARED HOSPITAL SERVICES CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,025,000	$13,690,000
Restricted cash	250,000	118,000
Accounts receivable, net of allowance for credit losses of $265,000 and $100,000 at December 31, 2024 and December 31, 2023, respectively	11,610,000	4,343,000
Tax receivables	550,000	—
Other receivables	503,000	504,000
Prepaid maintenance	1,392,000	1,275,000
Prepaid expenses and other current assets	928,000	526,000

Total current assets	26,258,000	20,456,000

PROPERTY AND EQUIPMENT, net	31,125,000	25,844,000
LAND	19,000	19,000
GOODWILL	1,265,000	1,265,000
INTANGIBLE ASSETS	78,000	78,000
RIGHT OF USE ASSETS, net	1,015,000	57,000
OTHER ASSETS	437,000	443,000
TOTAL ASSETS	$60,197,000	$48,162,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,562,000	$315,000
Employee compensation and benefits	1,368,000	757,000
Other accrued liabilities	1,888,000	1,226,000
Related party liabilities	1,320,000	1,961,000
Asset retirement obligations, related party (includes $250,000 and $250,000 non-related party at December 31, 2024 and 2023, respectively)	1,200,000	650,000
Income taxes payable	—	1,229,000
Current portion of lease liabilities	226,000	57,000
Line of credit	—	2,500,000
Current portion of long-term debt, net	2,841,000	2,084,000

Total current liabilities	10,405,000	10,779,000

LONG-TERM LEASE LIABILITIES, less current portion	1,500,000	—
LONG-TERM DEBT, net, less current portion	17,341,000	11,041,000
DEFERRED INCOME TAXES	924,000	63,000

TOTAL LIABILITIES	30,170,000	21,883,000
COMMITMENTS AND CONTINGENCIES (See Note 10)
SHAREHOLDERS’ EQUITY
Common stock
Common stock, no par value (10,000,000 authorized shares; Issued and outstanding shares – 6,420,000 at December 31, 2024 and 6,300,000 at December 31, 2023)	10,763,000	10,763,000
Additional paid-in capital	8,605,000	8,232,000
Retained earnings	5,815,000	3,629,000
Total equity- American Shared Hospital Services	25,183,000	22,624,000
Non-controlling interests in subsidiaries	4,844,000	3,655,000
Total shareholders’ equity	30,027,000	26,279,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$60,197,000	$48,162,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES CONSOLIDATED STATEMENTS OF INCOME

	YEARS ENDED December 31,
	2024	2023

Revenues:
Rental revenue from medical equipment leasing	$15,629,000	$17,772,000
Direct patient services revenue	12,556,000	3,353,000
Equipment sales, net	155,000	200,000
	28,340,000	21,325,000
Costs of revenue:
Maintenance and supplies	2,343,000	2,032,000
Depreciation and amortization	6,069,000	5,073,000
Other direct operating costs	10,065,000	4,025,000
Other direct operating costs, related party	678,000	851,000
	19,155,000	11,981,000
Gross margin	9,185,000	9,344,000

Selling and administrative expense	7,407,000	7,022,000
Interest expense	1,499,000	1,112,000
Loss on write down of impaired assets and associated removal costs	3,084,000	940,000

Operating (loss) income	(2,805,000)	270,000

Bargain purchase gain RI Acquisition, net of deferred income taxes of $1,220,000	3,794,000	—
Interest and other income, net	248,000	426,000
Income before income taxes	1,237,000	696,000
Income tax (benefit) expense	(295,000)	431,000

Net income	1,532,000	265,000

(Plus): net loss attributable to non-controlling interests	654,000	345,000
Net income attributable to American Shared Hospital Services	$2,186,000	$610,000

Net income per share attributable to American Shared Hospital Services:
Earnings per common share - basic	$0.34	$0.10
Earnings per common share - diluted	$0.33	$0.10

Weighted average common shares for basic earnings per share	6,497,000	6,358,000
Weighted average common shares for diluted earnings per share	6,703,000	6,393,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	YEARS ENDED December 31, 2024 and 2023
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Sub-Total ASHS	Non-controlling Interests in Subsidiaries	Total
Balances at December 31, 2022	6,184,000	$10,763,000	$7,843,000	$3,019,000	$21,625,000	$4,000,000	$25,625,000
Stock-based compensation expense	—	—	389,000	—	389,000	—	389,000
Vested restricted stock awards	116,000	—	—	—	—	—	—
Cash distributions to non-controlling interests	—	—	—	—	—	—	—
Net income (loss)	—	—	—	610,000	610,000	(345,000)	265,000
Balances at December 31, 2023	6,300,000	10,763,000	8,232,000	3,629,000	22,624,000	3,655,000	26,279,000
Stock-based compensation expense	—	—	373,000	—	373,000	—	373,000
Vested restricted stock awards	120,000	—	—	—	—	—	—
Capital contributions from non-controlling interests	—	—	—	—	—	38,000	38,000
Cash distributions to non-controlling interests	—	—	—	—	—	(95,000)	(95,000)
RI Acquisition non-controlling interests	—	—	—	—	—	1,900,000	1,900,000
Net income (loss)	—	—	—	2,186,000	2,186,000	(654,000)	1,532,000
Balances at December 31, 2024	6,420,000	$10,763,000	$8,605,000	$5,815,000	$25,183,000	$4,844,000	$30,027,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED December 31,
	2024	2023
OPERATING ACTIVITIES
Net income	$1,532,000	$265,000
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	6,174,000	5,165,000
Non cash lease expense	228,000	(34,000)
Accretion of deferred issuance costs	95,000	46,000
Loss on write down of impaired assets	3,084,000	940,000
Gain on sale of equipment	(155,000)	—
Bargain purchase gain RI Acquisition, net of deferred income taxes	(3,794,000)	—
Deferred income taxes	(359,000)	(759,000)
Accretion of unfavorable lease position	(65,000)	—
Stock-based compensation	373,000	389,000
Changes in operating assets and liabilities:
Receivables	(6,939,000)	(719,000)
Prepaid expenses and other assets	(513,000)	21,000
Asset retirement obligations, related party	(588,000)	—
Related party liabilities	324,000	(491,000)
Lease liability	(228,000)	—
Accounts payable and accrued liabilities	2,227,000	(79,000)
Income taxes payable	(1,229,000)	974,000
Net cash provided by operating activities	167,000	5,718,000
INVESTING ACTIVITIES
Payment for purchases of property and equipment	(7,938,000)	(6,273,000)
Cash received in excess of cash paid for RI Acquisition	538,000	—
Proceeds from sale of equipment	295,000	—
Net cash (used in) investing activities	(7,105,000)	(6,273,000)
FINANCING ACTIVITIES
Principal payments on long-term debt	(2,734,000)	(2,129,000)
Principal payments on line of credit	(13,400,000)	(1,400,000)
Advances on line of credit	10,900,000	3,900,000
Long-term debt financing on purchase of property and equipment	9,860,000	1,750,000
Debt issuance costs long-term debt	(164,000)	(9,000)
Distributions to non-controlling interests	(95,000)	—
Capital contributions from non-controlling interests	38,000	—
Principal payments on short-term financing prepaid insurance	—	(202,000)
Net cash provided by financing activities	4,405,000	1,910,000
Net change in cash and cash equivalents	(2,533,000)	1,355,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of year	13,808,000	12,453,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of year	$11,275,000	$13,808,000

See accompanying notes

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$1,404,000	$1,066,000
Cash paid for income taxes	$1,846,000	$297,000

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Equipment included in accounts payable and accrued liabilities	$990,000	$1,955,000
Increase in ARO obligation	$1,138,000	$290,000

DETAIL OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD
Cash and cash equivalents	$11,025,000	$13,690,000
Restricted cash	250,000	118,000
Cash, cash equivalents, and restricted cash at end of period	$11,275,000	$13,808,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS AND BASIS OF PRESENTATION

Business – These consolidated financial statements include the accounts of American Shared Hospital Services (“ASHS”) and its subsidiaries (the “Company”) as follows: ASHS wholly owns the subsidiaries American Shared Radiosurgery Services (“ASRS”), PBRT Orlando, LLC (“Orlando”), ASHS-Mexico, S.A. de C.V. (“ASHS-Mexico”), ASHS-Rhode Island Proton Beam Radiation Therapy, LLC (“RI-PBRT”), ASHS-Bristol Radiation Therapy, LLC (“Bristol”), OR21, Inc., and MedLeader.com, Inc. (“MedLeader”); ASHS is the majority owner of Southern New England Regional Cancer Center, LLC (“SNERCC”), Roger Williams Radiation Therapy, LLC (“RWRT”) and Long Beach Equipment, LLC (“LBE”); ASRS is the majority-owner of GK Financing, LLC (“GKF”), which wholly owns the subsidiaries Instituto de Gamma Knife del Pacifico S.A.C. (“GKPeru”) and HoldCo GKC S.A. (“HoldCo”). HoldCo wholly owns the subsidiary Gamma Knife Center Ecuador S.A. (“GKCE”). ASHS-Mexico is the majority owner of AB Radiocirugia y Radioterapia de Puebla, S.A.P.I. de C.V. of Puebla (“Puebla”). GKF is the majority owner of the subsidiaries Albuquerque GK Equipment, LLC (“AGKE”) and Jacksonville GK Equipment, LLC (“JGKE”).

The Company (through ASRS) and Elekta AG (“Elekta”), the manufacturer of the Gamma Knife (through its wholly-owned United States subsidiary, GKV Investments, Inc.), entered into an operating agreement and formed GKF. During 2024, GKF leased Gamma Knife units to ten medical centers in the United States in the states of Florida, Illinois, Indiana, Mississippi, Nebraska, New Mexico, New York, Ohio, Oregon, and Texas. GKF also owns and operates two single-unit Gamma Knife facilities in Lima, Peru and Guayaquil, Ecuador. The Company through its wholly-owned subsidiary, Orlando, provided proton beam radiation therapy (“PBRT”) and related equipment to a customer in the United States.

On   November 10, 2023, the Company entered into an Investment Purchase Agreement (the “IPA”) with GenesisCare USA, Inc. (the “GenesisCare”) and GenesisCare USA Holdings, Inc. (“GC Holdings”), pursuant to which GenesisCare agreed to sell to the Company its entire equity interest in each of SNERCC and RWRT, (collectively, the “RI Companies”) and to assign certain payor contacts to the Company for a purchase price of $2,850,000 (such transaction, the “RI Acquisition”).  The equity interests acquired by the Company under the IPA equates to a 60% interest in each RI Company. The RI Companies operate three functional radiation therapy cancer centers in Rhode Island. The parties closed the RI Acquisition on  May 7, 2024.  Accordingly, activity from  May 7, 2024 forward is included in the consolidated financial statements. See Note 12 - Rhode Island Acquisition to the consolidated financial statements for further information.

On  June 28, 2024, ASHS-Mexico, S.A.P.I. de C.V. signed a Joint Venture Agreement with Hospital San Javier, S.A. de C.V. (“HSJ”) to establish Newco to treat public- and private-paying cancer patients and provide radiosurgery services in Guadalajara, Mexico. The Company and HSJ will hold 70% and 30% ownership interests, respectively, in Newco. Under the agreement, the Company is responsible for upgrading HSJ’s existing Gamma Knife Perfexion system to a Gamma Knife Esprit and paying 50% of all site modification costs required to install the Esprit.  The Company does not expect that Newco will begin treating patients until mid to late 2025.

On   April 27, 2022, the Company signed a Joint Venture Agreement with the principal owners of Guadalupe Amor y Bien S.A. de C.V. (“Guadalupe”) to establish Puebla to treat public- and private-paying cancer patients and provide radiation therapy and radiosurgery services in Guadalupe, Mexico. The Company and Guadalupe hold 85% and 15% ownership interests, respectively, in Puebla. Under the agreement, the Company is responsible for providing a linear accelerator upgrade to an Elekta Versa HD, and Guadalupe will be accountable for all site modification costs.  The Company formed ASHS-Mexico on  October 3, 2022 to establish Puebla.  Puebla was formed on  December 15, 2022 and began treating patients in  July 2024. Operating costs incurred during the twelve months ended December 31, 2024 by Puebla, are included in the consolidated statement of operations.

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

The Company owns 50% of “The Operating Room for the 21st Century”SM, OR21, LLC (“OR21”). The remaining 50% of OR21 is owned by an architectural design company. OR21 is not operational at this time.

MedLeader was formed to provide continuing medical education online and through videos for doctors, nurses, and other healthcare workers. This subsidiary is not operational at this time.

All intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 – ACCOUNTING POLICIES

Use of estimates in the preparation of financial statements – In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates reflected in the Company’s consolidated financial statements include the estimated useful lives of property and equipment and its salvage values, impairment of property and equipment, the obligation to remove this equipment at contract term (ARO), business combinations, and revenue recognition for revenue sharing customers.  Actual results could differ from those estimates.

Advertising and marketing – The Company expenses advertising and marketing costs as incurred (collectively, “marketing costs”). Marketing costs were $98,000 and $165,000 during the years ended December 31, 2024 and 2023, respectively. Marketing costs include joint marketing with customers and corporate advertising costs. Marketing costs are recorded in other direct operating costs and sales and administrative costs in the consolidated statements of income.

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Restricted cash – Restricted cash represents the minimum cash that must be maintained in GKF to fund operations, per the subsidiary’s operating agreement and the minimum cash that must be maintained by GKF per its financing agreement with the United States International Development Finance Corporation (“DFC”).  See further discussion at Note 5 - Long Term Debt.

Business and credit risk – The Company maintains its cash balances, which exceed federally insured limits, in financial institutions. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents. The Company monitors the financial condition of the financial institutions it uses on a regular basis.

All of the Company’s revenue was provided by 17 locations or 1 PBRT unit, 4 LINACs and 12 Gamma Knife units in 2024 and by 15 locations or 1 PBRT unit and 14 Gamma Knife units in 2023. Two customers individually accounted for approximately 35% and 27% of the Company’s total revenue in 2024, and one customer accounted for 48% of the Company’s total revenue in 2023, respectively. At December 31, 2024, one location accounted for 32% of total accounts receivable. At December 31, 2023, two locations each individually accounted for 30% and 31% of total accounts receivable, respectively. The Company performs credit evaluations of its customers and generally does not require collateral. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in any particular geographic area.

All of the Company’s radiosurgery devices have been purchased through Elekta, to date. However, there are other manufacturers that also make radiosurgery devices.

Accounts receivable and allowance for credit losses – Accounts receivable are recorded at net realizable value. An allowance for credit losses is estimated based on historical collections plus an allowance for expected losses. Receivables are considered past due based on contractual terms and are charged off in the period that they are deemed uncollectible. Recoveries of receivables previously charged off are offset against bad debt expense when received.

Non-controlling interests - The Company reports its non-controlling interests as a separate component of shareholders’ equity. Non-controlling interest is determined by the income (loss) multiplied by the non-controlling interest in subsidiaries, and the income or losses of the non-controlling interests in the RI Companies and in the various subsidiaries controlled by GKF.  The Company also presents the consolidated net income and the portion of the consolidated net income (loss) allocable to the non-controlling interests and to the shareholders of the Company separately in its consolidated statements of income.

Property and equipment – Property and equipment are stated at cost less accumulated depreciation. Depreciation for Gamma Knife and other equipment is determined using the straight-line method over the estimated useful lives of the assets, which for medical and office equipment is generally 3 – 10 years, and after accounting for salvage value on the equipment where applicable. The Company acquired a building as part of the acquisition of GKCE in June 2020.  Depreciation for buildings is determined using the straight-line method over 20 years. The Company determines salvage value based on the estimated fair value of the equipment at the end of its useful life. As of  December 31, 2023, the Company had seven domestic Gamma Knife units with salvage value ranging from $140,000 to $300,000.  As of   December 31, 2024, the Company reduced its estimate of salvage value for all seven Gamma Knife units to $0. This change was made as of December 31, 2024, therefore there was no impact from the change in estimate for the current year, but this change in estimate will impact future periods.

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

The Company leases Gamma Knife and radiation therapy equipment to its customers under arrangements accounted for as operating leases. At December 31, 2024, the Company held equipment under operating lease contracts with customers with an original cost of $54,266,000 and accumulated depreciation of $37,002,000. At December 31, 2023, the Company held equipment under operating lease contracts with customers with an original cost of $70,635,000 and accumulated depreciation of $51,976,000.

As of December 31, 2024 and 2023, the Company recognized a loss on the write down of impaired assets of $3,084,000 and $940,000, respectively. The Company reviewed its long-lived assets during the fourth quarter of 2024 and concluded events and circumstances existed that indicated six of the Company’s domestic Gamma Knife units were impaired. One of the assets was partially impaired in the prior year and is now fully impaired, and the Company expects to remove this equipment prior to the contract term.  The Company also increased and impaired its asset removal obligation (“ARO”) liability for one of the impaired units where the Company does not plan to renew the contract in early 2025 and will remove this unit at its contract term. The six sites that were impaired and ARO for two of the impaired sites, were recorded as write down of impaired assets for the December 31, 2024. Total ARO impairment for the year ended  December 31, 2023 was $450,000. Total equipment impairment for the year ended  December 31, 2023 was $2,634,000.

During the year ended December 31, 2023, the Company recorded an ARO for one of the customer contracts that expired during 2023.  An ARO for the second contract that expired during 2023 was recorded and impaired in a prior period. For the ARO recorded during 2023, the Company concluded the related increase to the underlying assets could not be supported by the cash flows of the equipment and therefore the Company recorded a loss on the write-down of the ARO in June 2023. The Company’s estimate for the ARO liability was subsequently adjusted during the fourth quarter of 2023 based on new information. Total ARO impairment for the year ended  December 31, 2023 was $290,000. The Company also reviewed its long-lived assets during the fourth quarter of 2023 and concluded events and circumstances existed that indicated additional impairment existed at a third Gamma Knife site related to the existing equipment.  Total equipment impairment for the year ended  December 31, 2023 was $650,000.

See further discussion under Note 2 - Long-lived asset impairment and Note 3 - Property and Equipment.

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – ACCOUNTING POLICIES (CONTINUED)

Revenue recognition - The Company recognizes revenues under ASC 842 Leases (“ASC 842”) and ASC 606 Revenue from Contracts with Customers (“ASC 606”).

Rental income from medical equipment leasing (“leasing”) – The Company recognizes revenues under ASC 842 when services have been rendered and collectability is reasonably assured, on either a fee per use or revenue sharing basis. The terms of the contracts do not contain any guaranteed minimum payments. The Company’s lease contracts typically have a ten-year term and are classified as either fee per use or revenue sharing. Fee per use revenues are recognized at the time the procedures are performed, based on each hospital’s contracted rate and the number of procedures performed. Under revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital. The amount the Company expects to receive is recorded as revenue and estimated based on historical experience. Revenue estimates are reviewed periodically and adjusted as necessary.  Some of the Company’s revenue sharing arrangements also have a cost sharing component and net profit share for the operating costs of the center. The Company records an estimate of operating costs which are reviewed on a regular basis and adjusted as necessary to more accurately reflect the actual operating costs and profit. The operating costs and estimated net operating profit are recorded as other direct operating costs in the consolidated statements of income. For the years ended,  December 31, 2024 and 2023, the Company recognized leasing revenue of approximately $15,629,000 and $17,772,000 under ASC 842, respectively, of which approximately $9,952,000 and $10,133,000 were for PBRT services, respectively.

Revenue sharing arrangements amounted to approximately 70 % and 67% of total revenue for the years ended December 31, 2024 and 2023, respectively. Because the revenue estimates are reviewed on a quarterly basis, any adjustments required for past revenue estimates would result in an increase or reduction in revenue during the current quarterly period.  Payor mix is a significant variable in the Company’s estimate for revenue sharing revenues.

Direct patient services income (“retail”) – The Company has stand-alone facilities in Lima, Peru and Guayaquil, Ecuador, where a contract exists between the Company’s facilities and the individual patient treated at the facility. Under ASC 606, the Company acts as the principal in this transaction and provides, at a point in time, a single performance obligation, in the form of a Gamma Knife treatment. Revenue related to a Gamma Knife treatment is recognized on a gross basis at the time when the patient receives treatment. There is no variable consideration present in the Company’s performance obligation and the transaction price is agreed upon per the stated contractual rate. GKPeru's payment terms are typically prepaid for self-pay patients and insurance provider payments are paid net 30 days. GKCE’s patient population is primarily covered by a government payor and payments are paid between six and nine months, following issuance of invoice. The Company did not capitalize any incremental costs related to the fulfillment of its customer contracts.

On  May 7, 2024, the Company acquired 60% of the equity interests of the RI Companies. The RI Companies operate three, existing, stand-alone radiation therapy cancer centers in Woonsocket, Warwick and Providence, Rhode Island, where contracts exist between the Company’s facilities and the individual patients treated at the facility.  Under ASC 606, the Company acts as the principal in these transactions and provides, at a point in time, a single performance obligation, in the form of radiation therapy treatment.  The Company’s stand alone radiation therapy facility in Puebla, Mexico is also accounted for under ASC 606. Revenue related to radiation therapy is recognized at the expected amount to be received, based on insurance contracts and payor mix, when the patient receives treatment.  There is no variable consideration present in the Company’s performance obligation and the transaction price is agreed upon per the stated contractual rate.  Payment terms at these facilities are typically prepaid for self-pay patients and insurance providers are paid net 30 to 60 days. The Company did not capitalize any incremental costs related to the fulfillment of its customer contracts. The Company also concluded these facilities are part of its retail segment, see further discussion below.

Accounts receivable under ASC 606 at December 31, 2024 and January 1, 2024 were $11,229,000 and $1,626,000. Accounts receivable under ASC 606 at  December 31, 2023 and January 1, 2023 were $1,626,000 and $1,118,000. For the years ended  December 31, 2024 and 2023, the Company recognized retail revenues of approximately $12,556,000 and $3,553,000 under ASC 606, respectively.

Equipment sales – During the year-ended December 31, 2024, the Company sold one of its Gamma Knife Perfexion units with an Icon upgrade to the customer it was leased to and recorded a net gain on equipment sale. During the year-ended December 31, 2023, the Company completed a sale of equipment to a new customer.  The Company assessed this transaction under ASC 606 and concluded the Company acted as the agent in this transaction and provided, at a point in time, two performance obligations, in the form of an equipment sale of an Icon and Cobalt-60 reload.  The performance obligation to sell, assign, transfer and deliver the equipment to the customer was carried out via Elekta.  Revenue related to the equipment sale is recognized on a net basis when the sale is complete.  The Company recognized net revenues of $155,000 and $200,000 on the sale of equipment for the years ended December 31, 2024 and 2023.

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

Business Combinations - Business combinations are accounted for under ASC 805 Business Combinations (“ASC 805”) using the acquisition method of accounting. Under the acquisition method of accounting, all assets acquired, identifiable intangible assets, liabilities assumed and applicable non-controlling interests are recognized at fair value as of the acquisition date.  Costs incurred associated with the acquisition of a business are expensed as incurred. The allocation of purchase price requires management to make significant estimates and assumptions, especially with respect to tangible assets, any intangible assets identified and non-controlling interests. These estimates include, but are not limited to, a market participant’s expectation of future cash flows from acquired customers, acquired trade names, useful lives of acquired assets, and discount rates.  See Note 12 - Rhode Island Acquisition to the consolidated financial statements for further discussion on acquisitions.

Fair Values of Financial Instruments - Financial assets and liabilities measured at fair value on a recurring basis are classified in one of the three following categories, which are described below:

Level 1 — Valuations based on unadjusted quoted prices for identical assets in an active market.

Level 2 — Valuations based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets.

Level 3 — Valuations based on inputs that are unobservable and involve management judgment and our own assumptions about market participants and pricing.

The Company does not have any financial assets or liabilities that are measured at fair value on a recurring basis.

Functional currency – Based on guidance provided in accordance with ASC 830, Foreign Currency Matters (“ASC 830”), the Company analyzes its operations outside the United States to determine the functional currency of each operation. Management has determined that these operations are accounted for in U.S. dollars since the primary transactions incurred are in U.S. dollars and the Company provides significant funding towards the startup of the operation. When Management determines that an operation has become predominantly self-sufficient, the Company will reassess its accounting for the operation to the local currency from the U.S. dollar. The Company analyzed its Gamma Knife site in Peru and its startup operations in Mexico for Puebla under ASC 830 as of December 31, 2024 and 2023 and concluded the functional currency was the U.S. dollar. As facts and circumstances change, the Company will revisit this conclusion.  The functional currency of the Company’s Gamma Knife site in Ecuador is the U.S. dollar because that is the local currency of Ecuador.

Asset Retirement Obligations – Based on the guidance provided in ASC 410, Asset Retirement Obligations (“ASC 410”), the Company analyzed its existing lease agreements and determined whether an ARO exists to remove the respective units at the end of the lease terms. As of December 31, 2024, the Company had two AROs recorded for the two customer sites that will expire during 2025, totaling $1,200,000.  One ARO was recorded and impaired in a prior period.  The Company recorded and impaired an ARO for a second customer site during 2024. No liability has been recorded as of December 31, 2024 for the remaining Gamma Knife or PBRT locations, because it is uncertain these units will be removed and the Company historically has not removed the equipment at the end of the lease term. The Company will re-evaluate the need to record additional ARO liabilities on a periodic basis when facts and circumstances change that could affect this conclusion.

Asset retirement obligations, included in related party liabilities, were $1,200,000 and $650,000 at  December 31, 2024 and 2023, respectively. The following illustrates the change in asset retirement obligations, related party as of  December 31, 2024 and 2023:

	2024	2023
Balance at beginning of period	$650,000	$360,000
Increase in obligations	1,138,000	290,000
Payments	(588,000)	—
Balance at end of period	$1,200,000	$650,000

Earnings per share – The Company calculates diluted shares using the treasury stock method. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the year. The fully vested restricted stock units not issued and outstanding and unvested restricted stock units, are also included therein. Diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of options and from unvested restricted stock units. The computation for the years ended  December 31, 2024 and 2023 excluded approximately 0 and 144,000, respectively, of the Company’s stock options because the exercise price of the options was higher than the average market price during the period. The weighted average common shares outstanding for the years ended  December 31, 2024 and 2023, included approximately 123,000 and 123,000, respectively, of the Company's restricted stock awards that are fully vested but are deferred for issuance.

The following table illustrates the computations of basic and diluted earnings per share for the years ended December 31, 2024 and 2023.

	2024	2023
Numerator for basic and diluted earnings per share	$2,186,000	$610,000
Denominator:
Denominator for basic earnings per share – weighted-average shares	6,497,000	6,358,000
Effect of dilutive securities employee stock options and restricted stock	206,000	35,000
Denominator for diluted earnings per share – adjusted weighted-average shares	6,703,000	6,393,000
Earnings per common share- basic	$0.34	$0.10
Earnings per common share- diluted	$0.33	$0.10

Business segment information - Based on the guidance provided in accordance with ASC 280 Segment Reporting (“ASC 280”), the Company analyzed its subsidiaries which are all in the business of providing radiosurgery and radiation therapy services, either through leasing to healthcare providers or directly to patients, and concluded there are two reportable segments, leasing and retail. During 2024, the Company provided Gamma Knife and PBRT equipment to eleven hospitals in the United States, which constitutes the leasing segment. As of December 31, 2024, the Company owns and operates two single-unit Gamma Knife facilities in Lima, Peru and Guayaquil, Ecuador, one single-unit radiation therapy facility in Puebla, Mexico, and following the RI Acquisition on  May 7, 2024, the Company also owns a 60% interest in and operates three single-unit radiation therapy facilities in Rhode Island, which collectively constitute the retail segment.

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – ACCOUNTING POLICIES (CONTINUED)

An operating segment is defined by ASC 280 as it engages in business activities in which it may recognize revenues and incur expenses, its operating results are regularly reviewed by the Company’s Chief Operating Decision Maker (“CODM”), and its discrete financial information is available. The Company determined two reportable segments existed due to similarities in economics of business operations and how the Company recognizes revenue for the patient treatment. The type of equipment varies by segment, but the method for recognizing revenue is the same. The operating results of the two reportable segments are reviewed by the Company’s Executive Chairman of the Board, who is also the CODM.

For the years ended  December 31, 2024 and 2023, the Company’s PBRT operations represented a significant majority of the net income attributable to American Shared Hospital Services from the leasing segment, disclosed below. The revenues, depreciation, interest expense, interest income, tax expense, net income attributable to American Shared Hospital Services, total asset allocations, and other non-recurring expense for the Company’s two reportable segments as of December 31, 2024 and 2023 consists of the following:

	2024	2023
Revenues
Leasing	$15,784,000	$17,772,000
Retail	12,556,000	3,553,000
Total	$28,340,000	$21,325,000

	2024	2023
Depreciation expense
Leasing	$4,535,000	$4,429,000
Retail	1,639,000	736,000
Total	$6,174,000	$5,165,000

	2024	2023
Interest expense
Leasing	$1,367,000	$1,087,000
Retail	132,000	25,000
Total	$1,499,000	$1,112,000

	2024	2023
Bargain purchase gain RI Acquisition
Leasing	$—	$—
Retail	3,794,000	—
Total	$3,794,000	$—

	2024	2023
Loss on write down of impaired assets and associated removal costs
Leasing	$3,084,000	$940,000
Retail	—	—
Total	$3,084,000	$940,000

	2024	2023
Interest income
Leasing	$310,000	$458,000
Retail	32,000	—
Total	$342,000	$458,000

	2024	2023
Income tax (benefit) expense
Leasing	$(623,000)	$306,000
Retail	328,000	125,000
Total	$(295,000)	$431,000

	2024	2023
Net (loss) income attributable to American Shared Hospital Services
Leasing	$(3,380,000)	$518,000
Retail	5,566,000	92,000
Total	$2,186,000	$610,000

	2024	2023
Total assets
Leasing	$35,455,000	$39,854,000
Retail	24,742,000	8,308,000
Total	$60,197,000	$48,162,000

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – ACCOUNTING POLICIES (CONTINUED)

Long lived asset impairment – The Company assesses the recoverability of its long-lived assets when events or changes in circumstances indicate their carrying value may not be recoverable. Such events or changes in circumstances may include: a significant adverse change in the extent or manner in which a long-lived asset is being used, significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company assesses recoverability of a long-lived asset by determining whether the carrying value of the asset group can be recovered through projected undiscounted cash flows over their remaining lives. If the carrying value of the asset group exceeds the forecasted undiscounted cash flows, an impairment loss is recognized, measured as the amount by which the carrying amount exceeds estimated fair value. An impairment loss is charged to the consolidated statement of operations in the period in which management determines such impairment. As of December 31, 2024 and 2023, the Company recognized a loss on the write down of impaired assets of $3,084,000 and $940,000, respectively. See Note 3 - Property and Equipment for further discussion.

Goodwill and intangible assets - The Company recorded goodwill of $1,265,000 and an intangible asset with a fair value of $78,000 as part of the acquisition of GKCE in June 2020. The intangible asset identified was GKCE’s trade name and the Company assigned an indefinite useful life to the asset. Based on the guidance provided in accordance with ASC 350 Intangibles-Goodwill and Other (“ASC 350”), the Company does not amortize the intangible asset because it has an indefinite life. The Company assesses goodwill at the reporting unit level, which has been determined to be direct patient services, or retail. Each reporting period, the Company assesses whether events or circumstances continue to support an indefinite useful life for the intangible asset. Per ASC 350, the Company tests goodwill and intangible assets for impairment annually or as events or circumstances change that indicate the fair value may be below the carrying amount. As of December 31, 2024 and 2023, there has been no change to the Company’s assessment of the value of intangible assets or goodwill.

Accounting pronouncements issued and adopted - In  November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) which enhances the disclosure requirements for segment reporting, primarily disclosures around significant segment expenses.  The key provisions of the amendments require disclosure of significant segment expense reviewed by the CODM, require disclosure of an “other” segment category, require disclosure of segment profit or loss and assets for interim periods, clarify and require disclosure of other measurements used by the CODM in assessing segment performance and allocating resources, and require disclosure of the CODM's title and position and explanation of how the CODM assesses segment performance.  ASU 2023-07 is effective for annual periods beginning after  December 15, 2023 and interim periods within fiscal years beginning after  December 15, 2024. The Company adopted ASU 2023-07 for the year-ended December 31, 2024 and enhanced its disclosure requirements, accordingly.  See previous disclosure related to Business Segment Reporting in Note 2 - Accounting Policies.

Accounting pronouncements issued and not yet adopted - In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740) Improvements to Income Tax Disclosures (“ASU 2023-09”) which requires entities, on an annual basis, to disclose: specific categories in the rate reconciliation, additional information for reconciling items that meet a quantitative threshold, the amount of income taxes paid, net of refunds, disaggregated by jurisdiction, income or loss from continuing operations before income tax, income tax expense from continuing operations disaggregated between foreign and domestic, and income tax expense from continuing operations disaggregated by federal, state and foreign.  ASU 2023-09 is effective for annual periods beginning after December 31, 2024.  The Company is currently evaluating ASU 2023-09 to determine the impact it may have on its disclosures to the consolidated financial statements.

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

Reclassifications - Certain comparative balances as of December 31, 2023 have been reclassified to make them consistent with the current year presentation.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2024	2023
Medical equipment and facilities	$71,148,000	$77,150,000
Office equipment	594,000	306,000
Construction in progress	1,112,000	3,771,000
	72,854,000	81,227,000
Accumulated depreciation	(41,729,000)	(55,383,000)
Net property and equipment	$31,125,000	$25,844,000

Equipment outside of the US	$6,104,000	$6,174,000

Depreciation expense recorded in costs of revenue and selling and administrative expense in the consolidated statements of income for the years ended  December 31, 2024 and 2023 is as follows:

	2024	2023

Depreciation expense	$6,174,000	$5,165,000

As of December 31, 2024 and 2023, the Company recognized a loss on the write down of impaired assets of $3,084,000 and $940,000, respectively. The impairment as of  December 31, 2024, related to cash flow impairment for six of the Company’s domestic Gamma Knife units and estimated removal costs for one of the impaired units, which the Company expects to remove in the second quarter of 2025. The impairment as of  December 31, 2023 was related to cash flow impairment for one of the Company’s Gamma Knife units and estimated removal costs of the two Gamma Knife contracts that expired during the year. The Company reviewed its PBRT equipment, in light of available information as of December 31, 2024 and 2023 and concluded no impairment exists.

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - OTHER ACCRUED LIABILITIES

Other accrued liabilities consists of the following:

	December 31,
	2024	2023
Professional services	167,000	472,000
Operating costs	858,000	450,000
Other	863,000	304,000
Total other accrued liabilities	$1,888,000	$1,226,000

NOTE 5 - LONG TERM DEBT

On  April 9, 2021, the Company along with certain of its domestic subsidiaries (collectively, the “Loan Parties”) entered into a five year $22,000,000 credit agreement with Fifth Third Bank, N.A. (“the Credit Agreement”). The Credit Agreement includes three loan facilities. The first loan facility is a $9,500,000 term loan (the “Term Loan”) which was used to refinance the domestic Gamma Knife debt and finance leases, and associated closing costs. The second loan facility is a $5,500,000 delayed draw term loan (the “DDTL”) which was used to refinance the Company’s PBRT finance leases and associated closing costs, as well as to provide additional working capital. The third loan facility provides for a $7,000,000 revolving line of credit (the “Revolving Line”) available for future projects and general corporate purposes. The facilities have a five-year maturity, carry a floating interest of SOFR plus 3.0% and are secured by a lien on substantially all of the assets of the Loan Parties and guaranteed by ASHS.

On  January 25, 2024 (the “First Amendment Effective Date”), the Company and Fifth Third entered into a First Amendment to the Credit Agreement (the “First Amendment”), which amended the Credit Agreement to add a new term loan in the aggregate principal amount of $2,700,000 (the “Supplemental Term Loan”). The proceeds of the Supplemental Term Loan were advanced in a single borrowing on   January 25, 2024, and were used for capital expenditures related to the Company’s operations in Puebla, Mexico and other related transaction costs. The Supplemental Term Loan will mature on  January 25, 2030 (the “Maturity Date”). Interest on the Supplemental Term Loan is payable monthly during the initial twelve month period following the First Amendment Effective Date. Following such twelve month period, the Company is required to make equal monthly payments of principal and interest to fully amortize the amount outstanding under the Supplemental Term Loan by the Maturity Date. The Supplemental Term Loan is secured by a lien on substantially all of the assets of the Company and certain of its domestic subsidiaries. The First Amendment also replaces the LIBOR-based rates in the Credit Agreement with SOFR-based rates. Pursuant to the First Amendment, advances under the Credit Agreement bear interest at a floating rate per annum equal to SOFR plus 3.00%, subject to a SOFR floor of 0.00%.

On  December 18, 2024 (the “Second Amendment Effective Date”), the Company and Fifth Third entered into a Second Amendment to the Credit Agreement (the “Second Amendment”), which amended the Credit Agreement to add a new term loan in the aggregate principal amount of $7,000,000 (the “Second Supplemental Term Loan”). The proceeds of the Second Supplemental Term Loan were advanced in a single borrowing on  December 18, 2024, and were used for capital expenditures related to the Company’s domestic Gamma Knife leasing operations and the RI Acquisition and related transaction costs. The Second Supplemental Term Loan will mature on  December 18, 2029 (the “Second Maturity Date”). Interest on the Second Supplemental Term Loan is payable monthly during the initial twelve month period following the Second Amendment Effective Date. Following such twelve month period, the Company is required to make equal monthly payments of principal and interest to fully amortize the amount outstanding under the Second Supplemental Term Loan over a period of seven years. All unpaid principal of the Second Supplemental Term Loan and accrued and unpaid interest thereon is due and payable in full on the Second Maturity Date. The Second Supplemental Term Loan is secured by a lien on substantially all of the assets of the Company and certain of its domestic subsidiaries.

The long-term debt on the consolidated balance sheets related to the Term Loan, DDTL, Supplemental Term Loan and Second Supplemental Term Loan was $18,462,000 and $10,825,000 as of  December 31, 2024 and December 31, 2023, respectively.  The Company capitalized debt issuance costs of $164,000 as of  December 31, 2024 related to issuance of the Supplemental Term Loan and Second Supplemental Term Loan.

The Revolving Line is charged an unused line fee of 0.25% per annum. The Term Loan and DDTL have interest and principal payments due quarterly. Principal amortization on an annual basis for the Term Loan and DDTL equates to 48% of the original principal loan commitments in years one through five and an end of term payment of the remaining principal balance.  The Company did  not draw on the Revolving Line as of  December 31, 2024.

The Credit Agreement contains customary covenants and representations, including without limitation, a minimum fixed charge coverage ratio of 1.25 and maximum funded debt to EBITDA ratio of 3.0 to 1.0 (tested on a trailing twelve-month basis at the end of each fiscal quarter), that the Company maintain at least $5,000,000 of unrestricted cash, reporting obligations, limitations on dispositions, changes in ownership, mergers and acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and capital expenditures.  The Loan Parties are in compliance with the Credit Agreement covenants as of  December 31, 2024.

The loan entered into with DFC in connection with the acquisition of GKCE in  June 2020 (the “DFC Loan”) was obtained through the Company’s wholly-owned subsidiary, HoldCo, and is guaranteed by GKF. The DFC Loan is secured by a lien on GKCE’s assets. The first tranche of the DFC Loan was funded in June 2020. During the fourth quarter of 2023, the second tranche of the DFC loan was funded to finance the equipment upgrade in Ecuador. The amount outstanding under the first tranche of the DFC Loan is payable in 29 quarterly installments with a fixed interest rate of 3.67%.  The amount outstanding under the second tranche of the DFC Loan is payable in 16 quarterly installments with a fixed interest rate of 7.49%. The long-term debt on the consolidated balance sheets related to the DFC loan was $1,806,000 and $2,464,000 as of  December 31, 2024 and 2023, respectively.  The Company capitalized debt issuance costs of $0 and $9,000 as of  December 31, 2024 and 2023, respectively, related to maintenance and administrative fees on the DFC Loan.

The DFC Loan contains customary covenants among other covenants and obligations, requirements that the Company maintain certain financial ratios related to liquidity and cash flow as well as depository requirements.  On March 28, 2024 the Company received a waiver and amendment from DFC for certain covenants as of December 31, 2023 and through December 31, 2024 and amended other covenants and definitions permanently. On March 3, 2025 the Company received an additional waiver from DFC for certain covenants as of  December 31, 2024 and through December 31, 2025.

In November and December 2024, GKCE obtained two loans with banks locally in Ecuador (the “GKCE Loans”).  The GKCE Loans carry interest rates of 12.60% and 12.78% and are payable in twelve and thirty-six equal monthly installments of principal and interest, respectively.  Total long-term debt on the consolidated balance sheets related to the GKCE Loans was $145,000.  The Company did not capitalize any debt issuance costs related to the GKCE Loans.

The accretion of debt issuance costs for the years ended  December 31, 2024 and 2023, was $95,000 and $46,000, respectively. As of  December 31, 2024 and 2023, the unamortized debt issuance costs on the consolidated balances sheets were $231,000 and $164,000.

The following are contractual maturities of long-term debt by year at December 31, 2024, excluding debt issuance costs of $231,000:

Year ending December 31,	Principal
2025	$2,931,000
2026	9,299,000
2027	2,058,000
2028	1,540,000
2029	1,540,000
Thereafter	3,045,000
$20,413,000

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

The Company had a lease for corporate office space at 601 Montgomery, Suite 1112, San Francisco, CA for approximately 900 square feet for $4,500 per month, and the Lease term ended in  November 2024.  The Company assessed the Lease under ASC 842 and concluded the lease should be classified as an operating lease. In 2023, the Company had a lease for corporate office space located at Two Embarcadero Center, Suite 410, San Francisco, California, where it leased approximately 3,253 square feet for $22,011 per month. On November 3, 2021, the Company entered into an agreement to sublease (the “Sublease”) this office. The lease and Sublease expired in August 2023. The Sublease was for $16,195 per month through the existing contract expiration date.

On  May 7, 2024, the Company completed the RI Acquisition and acquired 60% of the equity interests of the RI Companies. The RI Companies operate three single-unit radiation therapy facilities.  The Company assessed the existing lease agreements under ASC 842 and concluded two of the three facilities contained operating leases.  The Company included these leases in its presentation of the consolidated financial statements for year ended  December 31, 2024.  The Company’s operating lease in Woonsocket contains a sublease for a 1,950 square feet of the clinic space, which is leased back to the lessor. The Company did not make any lease payments during the year-ended December 31, 2024 related to the RI Companies and its leases.

Sublease income for the twelve months ended December 31, 2024 and 2023 was $40,000 and $129,000, respectively.

The Company’s lessee operating leases are accounted for as ROU assets, current portion of lease liabilities, and lease liabilities on the condensed consolidated balance sheets. Operating lease ROU assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company’s operating lease contracts do not provide an implicit rate for calculating the present value of future lease payments. The Company determined its incremental borrowing rate to be in the range of approximately 4% and 8% by using available market rates and expected lease terms. The operating lease ROU assets and liabilities include any lease payments made and there were no lease incentives or initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company’s lessee operating lease agreements are for administrative office space and related equipment and two of its recently acquired stand-alone facilities in Rhode Island. These leases have remaining lease terms of approximately 5 to 17 years, some of which include options to renew or extend the lease. As of December 31, 2024, operating ROU assets, net of unfavorable leasehold interests were $1,015,000., and lease liabilities were $1,726,000.

The following table summarizes maturities of lessee operating lease liabilities as of December 31, 2024:

Year ending December 31,	Operating Leases

2025	$446,000
2026	347,000
2027	347,000
2028	348,000
Thereafter	958,000

Total lease payments	2,446,000
Less imputed interest	(720,000)
Total	$1,726,000

	Year Ended December 31,
	2024	2023
Lease cost
Operating lease cost	$303,000	$302,000
Sublease income	(40,000)	(129,000)
Total lease cost	$263,000	$173,000

Other information
Cash paid for amounts included in the measurement of lease liabilities - Operating leases	$303,000	$302,000
Weighted-average remaining lease term - Operating leases in years	7.64	0.80
Weighted-average discount rate - Operating leases	8.02%	4.65%

The Company’s corporate offices were located at 601 Montgomery Street, Suite 1112, San Francisco, California, where it leased approximately 900 square feet for $4,500 per month and the lease term ended in November 2024. In November 2024, the Company closed this office and signed two sublease agreements for small, office spaces in San Francisco, California and Downers Grove, Illinois.  The sublease in San Francisco is for 80 square feet for $1,003 per month located at 601 Montgomery Street, Suite 850.  Total ROU assets and lease liabilities for the San Francisco sublease were $15,000. The sublease in Downers Grove was signed in February 2025 and is for two offices and three cubicle spaces for $2,300 per month located at 3041 Woodcreek Drive.

On  May 7, 2024, the Company completed the RI Acquisition and acquired  60% of the equity interests of the RI Companies. The RI Companies operate  three single-unit radiation therapy facilities, and each location contains a lease.  The facility in Woonsocket, RI has a ground lease with a sublease for  1,950 square feet of the clinic space, which is leased back to the lessor.  The Woonsocket ground lease has an annual prepayment of approximately  $44,000 located at 115 Cass Avenue. The facility in Warwick, RI has a lease for 15,019 square feet for $32,790 per month located at 450 Toll Gate Road. The facility in Providence, RI also has a ground lease, which was contributed by one of the minority partners, located at 825 Chalkstone Avenue.

The Company owns and operates a stand-alone Gamma Knife facility in Lima, Peru where it leases approximately 1,600 square feet for approximately $8,850 per month with a lease expiration date in January 2024. The lease in Peru is currently on a month-to-month basis. The Company also owns and operates a stand-alone Gamma Knife facility in Guayaquil, Ecuador where it owns 864 square feet of condominium space in an office building and approximately 10,135 of related land and parking spaces.  The Company’s stand-alone radiation therapy facility in Puebla, Mexico also has a lease for approximately 536 square meters for $1,800 per month with a lease expiration in July 3034. Total ROU assets and lease liabilities for the Puebla lease were $149,000.

Net rent expense was $427,000 and $234,000 for the years ended December 31, 2024 and 2023, respectively, and includes the above operating leases as well as month-to-month rental and certain executory costs.

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INCOME TAXES

The components of income before income taxes for the years ended  December 31, 2024 and 2023 are as follows:

	YEARS ENDED December 31,
	2024	2023

Domestic	$1,086,000	$666,000
Foreign	151,000	30,000
Income before income taxes	$1,237,000	$696,000

For the year ended  December 31, 2024 and 2023, the Company recorded an income tax benefit of $295,000 and income tax expense of $431,000, respectively.

The components of the provision for income taxes for the years ended  December 31, 2024 and 2023 consists of the following:

	YEARS ENDED December 31,
	2024	2023
Current:
Federal	$(83,000)	$940,000
State	(190,000)	115,000
Foreign	337,000	135,000
Total current	64,000	1,190,000

Deferred:
Federal	(380,000)	(672,000)
State	30,000	(77,000)
Foreign	(9,000)	(10,000)
Total deferred	(359,000)	(759,000)
	$(295,000)	$431,000

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2024 and 2023 are as follows:

	December 31,
	2024	2023
Deferred tax liabilities:
Property and equipment	$(644,000)	$(323,000)
Prepaid expenses	(444,000)	(409,000)
Investment in partnerships	(956,000)	—
Other	(14,000)	—
ROU asset	—	(12,000)

Total deferred tax liabilities	(2,058,000)	(744,000)

Deferred tax assets:
Net operating loss carryforwards	651,000	155,000
Accruals and allowances	168,000	438,000
Lease liabilities	—	12,000
Tax credits	—	4,000
Transaction costs	231,000	—
Other	169,000	140,000
Capital loss carryover	—	646,000

Total deferred tax assets	1,219,000	1,395,000

Valuation allowance	(85,000)	(714,000)

Deferred tax assets net of valuation allowance	1,134,000	681,000

Net deferred tax liabilities	$(924,000)	$(63,000)

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INCOME TAXES (CONTINUED)

The provision for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (21% in 2024 and 2023) to income before taxes as follows:

	YEARS ENDED December 31,
	2024	2023
Computed expected federal income tax	$390,000	$218,000
State income taxes, net of federal benefit	(84,000)	12,000
Foreign rate differential	14,000	38,000
Pass-through income	(18,000)	—
Bargain purchase gain	(790,000)	—
Stock compensation	1,000	7,000
Non-deductible expenses	230,000	6,000
Return to provision true-up	3,000	18,000
Uncertain tax positions	(72,000)	9,000
Capital loss expired	645,000	—
Change in valuation allowance	(627,000)	17,000
Other deferred tax adjustments	13,000	106,000

	$(295,000)	$431,000

Due to uncertainty surrounding the realization of impairment losses, capital losses and foreign operating losses in future years, the Company has placed a valuation allowance against a portion of its net domestic and foreign deferred tax assets. The net valuation allowance decreased by $627,000 and increased by $17,000 for the years ended December 31, 2024 and 2023, respectively.

The Company has federal net operating loss carryforwards of approximately $1,966,000 and $0 as of  December 31, 2024 and 2023, respectively. All federal net operating losses have an indefinite carryforward period.

The Company has various state net operating loss carryforwards. The determination of the state net operating loss carryforwards is dependent upon apportionment percentages and state laws that can change from year to year and impact the amount of such carryforwards. If such net operating carryforwards are not utilized, they will begin to expire in 2029.

The tax return years 2019 through 2024 remain open to examination by the major domestic taxing jurisdictions to which the Company is subject.

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

As of December 31, 2024, the unrecognized tax benefit was $161,000 which, if recognized, will not affect the annual effective tax rate as these unrecognized tax benefits would increase deferred tax assets, which would be subject to a full valuation allowance. A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	YEARS ENDED December 31,
	2024	2023
Balance at beginning of year	$287,000	$278,000
Additions based on tax positions of prior years	13,000	9,000
Additions based on tax positions of current year	12,000	—
Reductions in tax positions of prior years	(18,000)	—
Lapse of statues of limitations	(75,000)	—
Removal of penalties	(58,000)	—

Balance at end of year	$161,000	$287,000

The Company’s policy for deducting interest and penalties is to treat interest as interest expense and penalties as income taxes. As of December 31, 2024, the Company had $36,000 accrued for the payment of penalties and zero interest related to unrecognized tax benefits. The Company does not expect any material changes to our uncertain tax positions within the next 12 months. The Company does not expect any material changes to uncertain tax positions within the next twelve months.

NOTE 8 – STOCK-BASED COMPENSATION EXPENSE

Incentive Compensation Plan

In  June 2021, the Company’s shareholders approved an amendment and restatement of the Company’s Incentive Compensation Plan (the “Plan”), that among other things, increased the number of shares of the Company’s common stock reserved for issuance under the Plan to 2,580,000 and extended the term of the Plan by five years to  February 22, 2027. The Plan provides that the shares reserved under the Plan are available for issuance to officers of the Company, other key employees, non-employee directors, and advisors. No further grants or share issuances will be made under the previous plans. As of December 31, 2024, approximately 578,000 shares remain available for grant under the Plan.

Under the Plan, a total of 1,188,000 restricted stock units have been granted, consisting of 53,000 of annual automatic grants to non-employee directors, 327,000 of deferred retainer fees to non-employee members of the Board, 58,000 grants issued in lieu of commission or bonus to employees of the Company, and 750,000 restricted stock units issued to the Executive Chairman of the Board and other members of executive management, see further discussion below. Of the total restricted stock units granted under the Plan, 123,000 of them are fully vested but not yet deemed issued and outstanding, 864,000 are fully vested and outstanding, and 206,000 are outstanding as of December 31, 2024.

Changes in restricted stock units, consisting primarily of annual automatic grants, deferred compensation to non-employee directors, shares issued to employees as part of the Company’s bonus plan, and restricted stock units awards to the Executive Chairman of the Board and other members of executive management, under the Incentive Compensation Plans during 2024 and 2023 are as follows:

	Restricted Stock Units	Grant Date Weighted- Average Fair Value
Outstanding at January 1, 2023	6,000	$2.33
Granted	146,000	$2.97
Vested	(116,000)	$2.94

Outstanding at December 31, 2023	36,000	$2.88
Granted	290,000	$3.09
Vested	(120,000)	$2.93
Outstanding at December 31, 2024	206,000	$3.07

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCK-BASED COMPENSATION EXPENSE (CONTINUED)

Certain Executive Equity Awards

Effective May 4, 2020, the Company appointed Raymond C. Stachowiak as Interim President and Chief Executive Officer (“CEO”). Pursuant to his Offer Letter, Mr. Stachowiak was granted 50,000 restricted stock awards that vested in full on August 3, 2020. He was granted additional restricted stock awards totaling 10,000 common shares per month, which vested in full at the end of each 30-day period following issuance. Mr. Stachowiak became CEO of the Company on October 1, 2020 and served in such position until he was appointed Executive Chairman of the Board on March 7, 2023. For the year ended December 31, 2023, 120,000 restricted stock awards were issued to Mr. Stachowiak and 90,000 became fully vested. Total compensation expense recorded for the year ended December 31, 2023 in the consolidated financial statements of income related to executive equity awards was $351,000.  For the year ended December 31, 2024, 120,000 restricted stock awards were issued to Mr. Stachowiak and 90,000 became fully vested.  Total compensation expense recorded for the year ended December 31, 2024 in the consolidated financial statements of income related to the executive equity awards was $352,000.

For the year ended  December 31, 2024, stock compensation expense recorded in the consolidated financial statements is summarized as follows:

		Stock-Based
	Awards Issued	Compensation
	and Vested	Expense
Options	—	$17,000
Management Bonus Program - vested and issued	—	—
Board RSU Awards - other	—	4,000
Executive Compensation	120,000	352,000
	120,000	$373,000

Total stock-based compensation expense before income tax effect for the Company’s options and restricted stock awards in the amount of $373,000 and $389,000 for the years ended  December 31, 2024 and 2023, is reflected in selling and administrative expense in the consolidated statements of income, respectively.

Stock Options

Changes in stock options outstanding under the Plan during 2024 and 2023 are as follows:

Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2022	95,000	$2.76	4.83	$25,000
Granted	70,000	$2.89	7.00	$—
Forfeited	(19,000)	$2.69	—	$—

Balance at December 31, 2023	146,000	$2.83	5.44	$—
Forfeited	(104,000)	$2.86	—	$—

Balance at December 31, 2024	42,000	$2.74	3.65	$17,000

Exercisable at December 31, 2023	31,000	$2.84	3.38	$—

Exercisable at December 31, 2024	23,000	$2.69	2.43	$—

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCK-BASED COMPENSATION EXPENSE (CONTINUED)

There were no options granted during 2024. The weighted average grant-date fair value of the options granted during 2023 was $2.89. There were no options exercised during the years ended December 31, 2024 and 2023. Total stock-based compensation expense recognized for stock options for the years ended December 2024 and 2023 was $17,000 and $34,000, respectively.

At December 31, 2024, there was approximately $23,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. This cost is expected to be recognized over a period of approximately three years.

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

There were no options granted during 2024. The fair value of the Company’s option grants issued during 2023 were estimated using assumptions for expected life, volatility, dividend yield, forfeiture rate, and risk-free interest rate which are specific to each award as summarized in the following table. The estimated fair value of the Company’s options is amortized over the period during which the optionee is required to provide service in exchange for the award, usually the vesting period.

There were no options granted during 2024. The fair value of the Company’s option grants under the Plan and 2023 was estimated using the following assumptions:

2023
Expected life (years)	7.0
Expected forfeiture rate	0.0%
Expected volatility	50%
Dividend yield	0%
Risk-free interest rate	3.6%

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

Repurchase of Common Stock, Common Stock Warrants and Stock Options

In 1999 and 2001, the Board of Directors approved resolutions authorizing the Company to repurchase up to a total of 1,000,000 shares of its own stock on the open market, which the Board reaffirmed in 2008. There were no shares of the Company repurchased during 2024 or 2023. There are approximately 72,000 shares remaining under this repurchase authorization.

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – RETIREMENT PLAN

The Company has a defined-contribution retirement plan (the “Retirement Plan”) that allows for a matching safe harbor contribution. For 2024, the Board of Directors elected to match participant deferred salary contributions up to a maximum of 4% of the participant’s annual compensation. Discretionary profit sharing contributions are allowed under the Retirement Plan in years that the Board does not elect a safe harbor match. During 2024, the Company contributed $116,000 to the Retirement Plan for the safe harbor match for the year ended December 31, 2024. The Company has accrued approximately $10,000 for additional safe harbor matching contribution for the year ended December 31, 2024. Also during 2024, the Company contributed $35,000 to the Retirement Plan for the safe harbor match for the year ended December 31, 2023.

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

As of December 31, 2024, the Company had commitments to purchase and install four Leksell Gamma Knife Esprit (“Esprit”) systems and two Linear Accelerator (“LINAC”) systems. One LINAC and three Esprits will be placed at future customer sites during 2025. The remaining Esprit and LINAC commitments are scheduled to occur during 2026 or later at existing customer sites. Total Gamma Knife and LINAC commitments as of December 31, 2024, were $13,053,000. There are no deposits on the consolidated balance sheets related to these commitments as of December 31, 2024.  It is the Company's intent to finance substantially all of these commitments.  There can be no assurance that financing will be available for the Company’s current or future projects, or at terms that are acceptable to the Company.  However, the Company currently has cash on hand of $11,275,000 and a line of credit of $7,000,000 to fund these projects, if necessary.

On September 4, 2022, the Company entered into a Maintenance and Support Agreement with Mevion (the “Mevion Service Agreement”), which provides for maintenance and support of the Company’s PBRT unit at Orlando Health from September 2022 through April 2026.  The agreement requires an annual prepayment of $1,939,000 for the current contractual period (one year). This payment portion was recorded as a prepaid contract and will be amortized over the one-year service period.

As of December 31, 2024, the Company had commitments to service and maintain its Gamma Knife and PBRT equipment. The service commitments are carried out via contracts with Mevion, Elekta and Mobius Imaging, LLC. The Company’s commitments to purchase two LINAC systems also include a 9-year and 5-year agreement to service the equipment, respectively. Total service commitments as of December 31, 2024 were $13,109,000. The Gamma Knife and certain other service contracts are paid monthly, as service is performed. The Company believes that cash flow from cash on hand and operations will be sufficient to cover these payments.

The Company’s customer contracts generally contain mutual indemnification provisions. The Company maintains general and professional liability insurance in the United States. The Company is not involved in the practice of medicine and therefore believes its present insurance coverage and indemnification agreements are adequate for its business. The Company’s Peruvian and Ecuadorian Gamma Knife centers and Mexican LINAC center are free-standing facilities operated by GKPeru, GKCE, and Puebla, respectively. The treating physicians and clinical staff at these facilities are independent contractors. The Company maintains general and professional liability insurance consistent with the operations of these facilities and believes its present coverage is adequate for its business.

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

The following summarizes related party activity for the years ended  December 31, 2024 and 2023:

	December 31,
	2024	2023
Equipment purchases and de-install costs	$5,268,000	$6,918,000
Costs incurred to maintain equipment	678,000	851,000
Total related party transactions	$5,946,000	$7,769,000

The Company had related party commitments to purchase and install four Esprit upgrades, two LINACs, and service the related equipment. Total related party commitments were $18,581,000 as of  December 31, 2024.

Related party liabilities on the consolidated balance sheets consist of the following as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Accounts payable, asset retirement obligations and other accrued liabilities	$2,270,000	$2,361,000

Note 12. Rhode Island Acquisition

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

On   March 1, 2024, the Company, GenesisCare and GC Holdings entered into a First Amendment to the Investment Agreement pursuant to which the parties agreed to extend the date on which a party could terminate the IPA if the closing conditions had not been met (the “Permitted Termination Date”) from  March 10, 2024 to  April 30, 2024. On  April 18, 2024, the parties agreed to a Second Amendment to the Investment Agreement pursuant to which GenesisCare agreed to sell a GE Discovery RT CT Simulator (“CT Sim”) to the Company for $175,000, payment for which was required 5 days following the close of the acquisition. On   April 24 2024, the Company, GenesisCare and GC Holdings, entered into a Third Amendment to the Investment Agreement that further extended the Permitted Termination Date to  May 31, 2024. On  May 7, 2024, the parties entered into a Fourth Amendment to the Investment Purchase Agreement, pursuant to which GenesisCare agreed to transfer certain assets and payor contracts to the RI Companies, rather than transferring such assets and payor contracts to the Company. The parties closed the RI Acquisition on  May 7, 2024 (the “Closing Date”).

The RI Acquisition has been accounted for as a business combination under ASC 805, which requires, among other things, that purchase consideration, assets acquired, liabilities assumed and non-controlling interest be measured at their fair values as of the acquisition date. The allocation of purchase price considerations is preliminary, and is subject to revision as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed becomes available. During the measurement period, which can be no more than one year from the Closing Date, the Company expects to continue to obtain information to assist in determining the final fair value of assets acquired.  As of December 31, 2024, the accounting for the $150,000 of personal and property taxes payable was not complete.  The assets acquired were recorded based on valuations derived from estimated fair value assessments and assumptions used by the Company.  Thus, the provisional measurement of fair value discussed below for personal and property taxes is subject to change. While the Company believes its estimates and assumptions underlying the valuations are reasonable, different estimates and assumptions could result in different valuations assigned to the individual assets acquired, and the resulting amount of the bargain purchase gain. During the three-month periods ended September 30, 2024 and December 31, 2024 the Company concluded some of the fair value estimates for accounts receivable, non-controlling interests, and unfavorable leasehold interests required adjustment.  The adjusted allocations provided below reflect these changes.

The Company recorded medical equipment, facilities and non-controlling interest at fair value as of the Closing Date.  Sales comparison and cost approaches were used to value the medical equipment, including assumptions of estimated direct costs associated with acquiring the equipment.  Where appropriate, adjustments were made to the direct replacement cost to reflect depreciation and obsolescence. The sales comparison approach was also utilized to value certain assets, involving secondary market research.  The cost approach was also used to value the facilities acquired and the unfavorable leasehold interest.  The non-controlling interest was recorded at fair value based on the purchase price paid for the acquisition, after consideration of any premium or discount derived from the operating agreement with the minority owners.

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded a preliminary allocation of the purchase price consideration as of the Closing Date, for the three-month period ended June 30, 2024. During the three-month periods ended September 30, 2024 and December 31, 2024, the Company concluded some of the fair value estimates for accounts receivable, non-controlling interests, and unfavorable leasehold interests required adjustment.  The net effect of these changes was an increase to the bargain purchase gain of $115,000, net of deferred taxes of $6,000. The net impact to the consolidated statement of operations, outside of the change in the bargain purchase gain, was not material for the year ended December 31, 2024.

The major classes of assets and liabilities to which the Company has allocated the fair value of the purchase price consideration as of  December 31, 2024 were as follows:

	May 7, 2024	Remeasurement	December 31, 2024
Cash and cash equivalents	$3,388,000	$—	$3,388,000
Accounts receivable	919,000	(542,000)	377,000
Medical equipment	2,403,000	—	2,403,000
Facilities	4,697,000	—	4,697,000
ROU assets	1,835,000	—	1,835,000
Unfavorable leasehold interests	(1,227,000)	451,000	(776,000)
Total assets acquired	12,015,000	(91,000)	11,924,000

Real and personal property taxes payable	(150,000)	—	(150,000)
Lease liabilities	(1,835,000)	—	(1,835,000)
Deferred income taxes	(1,226,000)	6,000	(1,220,000)
Gain on bargain purchase	(3,679,000)	(115,000)	(3,794,000)
Base purchase consideration	5,125,000	(200,000)	4,925,000

Non-controlling interest	(2,100,000)	200,000	(1,900,000)
CT Sim	(175,000)	—	(175,000)
Cash paid by the Company	$2,850,000	$—	$2,850,000

The Company recognized a bargain purchase, as defined by ASC 805, in connection with the RI Acquisition.  The Company purchased its interest in the RI Companies as part of the sale of certain of GenesisCare’s assets in its bankruptcy proceedings, resulting in a “bargain purchase”. A bargain purchase gain of $3,794,000, net of deferred taxes of $1,220,000 is reflected in other income in the consolidated statements of income for the year-ended December 31, 2024. None of the purchase price was allocated to intangible assets because none were acquired as part of the transaction. The Company recorded the unfavorable lease position received as part of the RI Acquisition as a reduction to ROU assets on the condensed consolidated balance sheet.

The preliminary value of the acquired tangible assets acquired were as follows:

	Fair Value	Average Useful Life (in Years)

Facilities	$4,697,000	15
Medical equipment	2,403,000	4
Total medical equipment and facilities acquired	$7,100,000

Costs related to legal, financial and due diligence services performed in connection with the RI Acquisition recorded in selling and administrative expense in the condensed consolidated statement of operations were $560,000 for the year-ended  December 31, 2024.

The net impact of the RI Acquisition on the consolidated results of operations, since the date of acquisition, are as follows:

Twelve Months Ended
December 31, 2024

Revenue	$7,756,000
Operating income	$1,289,000

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

Twelve Months Ended
December 31, 2024 (unaudited)

Revenue	$31,770,000
Operating loss	$(1,320,000)
Diluted loss per share	$(0.10)

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – SUBSEQUENT EVENT

On February 6, 2025, the Company’s subsidiary, Bristol, closed on the acquisition of certain parcels of real property located on Gooding Avenue, Bristol Rhode Island.  The purchase price for the property was $1,185,000.  The transaction was effected pursuant to the terms of a Real Estate Purchase and Sale Agreement dated November 21, 2023 by and between the Company and the sellers identified therein, with the Company having assigned its rights under that agreement to Bristol effective February 5, 2025.  At closing the parties entered into other agreements related to the transaction, including with respect to the grant of certain easements and restrictive covenants imposed on the sellers.