Form 10-Q
period 2025-03-31
AMERICAN SHARED HOSPITAL SERVICES
filed 2025-05-15
CIK 744825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number 001-08789

American Shared Hospital Services

(Exact name of registrant as specified in its charter)

California	94-2918118
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

601 Montgomery Street	Suite 850	San Francisco,	California	94111-2619
(Address of principal executive offices)				(Zip code)

(415) 788-5300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
American Shared Hospital Services Common Stock, No Par Value	AMS	NYSEAMER

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

As of May 9, 2025, there were outstanding 6,450,000 shares of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS	March 31, 2025	December 31, 2024
Current assets:
Cash and cash equivalents	$11,241,000	$11,025,000
Restricted cash	250,000	250,000
Accounts receivable, net of allowance for credit losses of $280,000 and $265,000 at March 31, 2025 and at December 31, 2024	8,737,000	11,610,000
Tax receivables	1,009,000	550,000
Other receivables	790,000	503,000
Prepaid maintenance	930,000	1,392,000
Prepaid expenses and other current assets	785,000	928,000

Total current assets	23,742,000	26,258,000

Property and equipment, net	33,441,000	31,125,000
Land	1,305,000	19,000
Goodwill	1,265,000	1,265,000
Intangible asset	78,000	78,000
Right of use assets, net	3,064,000	1,015,000
Other assets	416,000	437,000

Total assets	$63,311,000	$60,197,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,231,000	$1,562,000
Employee compensation and benefits	861,000	1,368,000
Other accrued liabilities	1,843,000	1,888,000
Related party liabilities	2,365,000	1,320,000
Asset retirement obligations, related party (includes $250,000 and $250,000 non-related party at March 31, 2025 and December 31, 2024)	1,200,000	1,200,000
Current portion of lease liabilities	82,000	226,000
Line of credit	2,000,000	-
Current portion of long-term debt, net	3,128,000	2,841,000

Total current liabilities	12,710,000	10,405,000

Long-term lease liabilities, less current portion	3,667,000	1,500,000
Long-term debt, net, less current portion	16,798,000	17,341,000
Deferred income taxes	924,000	924,000

Total liabilities	34,099,000	30,170,000

Commitments (see Note 9)

Shareholders' equity:
Common stock, no par value (10,000,000 authorized shares; Issued and outstanding shares - 6,450,000 at March 31, 2025 and 6,420,000 at December 31, 2024)	10,763,000	10,763,000
Additional paid-in capital	8,694,000	8,605,000
Retained earnings	5,190,000	5,815,000
Total equity-American Shared Hospital Services	24,647,000	25,183,000
Non-controlling interests in subsidiaries	4,565,000	4,844,000
Total shareholders' equity	29,212,000	30,027,000

Total liabilities and shareholders' equity	$63,311,000	$60,197,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2025	2024

Revenues:
Rental revenue from medical equipment leasing	$2,991,000	$4,253,000
Direct patient services revenue	3,121,000	963,000
	6,112,000	5,216,000
Costs of revenue:
Maintenance and supplies	610,000	513,000
Depreciation and amortization	1,445,000	1,297,000
Other direct operating costs	2,864,000	1,093,000
Other direct operating costs, related party	251,000	170,000
	5,170,000	3,073,000

Gross margin	942,000	2,143,000

Selling and administrative expense	1,808,000	1,879,000
Interest expense	433,000	349,000

Operating loss	(1,299,000)	(85,000)

Interest and other income, net	64,000	106,000
(Loss) income before income taxes	(1,235,000)	21,000
Income tax benefit	(323,000)	(44,000)
Net (loss) income	(912,000)	65,000
Plus: net loss attributable to non-controlling interests	287,000	54,000
Net (loss) income attributable to American Shared Hospital Services	$(625,000)	$119,000

Net (loss) income per share:
(Loss) income per common share - basic	$(0.10)	$0.02
(Loss) income per common share - diluted	$(0.10)	$0.02

Weighted average common shares for basic (loss) earnings per share	6,572,000	6,452,000
Weighted average common shares for diluted (loss) earnings per share	6,572,000	6,576,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

	FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2025 AND 2024
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Sub-Total ASHS	Non-controlling Interests in Subsidiaries	Total

Balances at January 1, 2024	6,300,000	$10,763,000	$8,232,000	$3,629,000	$22,624,000	$3,655,000	$26,279,000
Stock-based compensation expense	-	-	98,000	-	98,000	-	98,000
Vested restricted stock awards	30,000	-	-	-	-	-	-
Capital contributions from non-controlling interests	-	-	-	-	-	38,000	38,000
Cash distributions to non-controlling interests	-	-	-	-	-	(95,000)	(95,000)
Net income (loss)	-	-	-	119,000	119,000	(54,000)	65,000
Balances at March 31, 2024	6,330,000	$10,763,000	$8,330,000	$3,748,000	$22,841,000	$3,544,000	$26,385,000

Balances at January 1, 2025	6,420,000	$10,763,000	$8,605,000	$5,815,000	$25,183,000	$4,844,000	$30,027,000
Stock-based compensation expense	-	-	89,000	-	89,000	-	89,000
Vested restricted stock awards	30,000	-	-	-	-	-	-
Capital contributions from non-controlling interests	-	-	-	-	-	8,000	8,000
Net loss	-	-	-	(625,000)	(625,000)	(287,000)	(912,000)
Balances at March 31, 2025	6,450,000	$10,763,000	$8,694,000	$5,190,000	$24,647,000	$4,565,000	$29,212,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net (loss) income	$(912,000)	$65,000
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation, amortization, and other	1,449,000	1,334,000
Accretion of debt issuance costs	24,000	38,000
Non cash lease expense	157,000	21,000
Accretion of unfavorable lease position	(26,000)	-
Deferred income taxes	-	5,000
Stock-based compensation expense	89,000	98,000
Changes in operating assets and liabilities:
Receivables	2,127,000	(2,138,000)
Prepaid expenses and other assets	576,000	412,000
Related party liabilities	59,000	(1,898,000)
Accounts payable and accrued liabilities	(883,000)	268,000
Income taxes payable	-	(49,000)
Lease liabilities	(157,000)	(21,000)
Net cash provided by (used in) operating activities	2,503,000	(1,865,000)

Investing activities:
Payment for purchases of property and equipment	(4,015,000)	(1,183,000)
Net cash used in investing activities	(4,015,000)	(1,183,000)

Financing activities:
Principal payments on long-term debt	(280,000)	(164,000)
Payments on line of credit	-	(2,500,000)
Advances on line of credit	2,000,000	2,400,000
Long-term debt financing	-	2,700,000
Capital contribution non-controlling interests	8,000	38,000
Distributions to non-controlling interests	-	(95,000)
Debt issuance costs long-term debt	-	(97,000)
Net cash provided by financing activities	1,728,000	2,282,000
Net change in cash, cash equivalents, and restricted cash	216,000	(766,000)
Cash, cash equivalents, and restricted cash at beginning of period	11,275,000	13,808,000
Cash, cash equivalents, and restricted cash at end of period	$11,491,000	$13,042,000

Supplemental cash flow disclosure
Cash paid during the period for:
Interest	$409,000	$311,000
Income taxes	$129,000	$17,000

Schedule of noncash investing and financing activities
Equipment included in accounts payable and accrued liabilities	$2,160,000	$1,174,000
Right of use assets and lease liabilities	$175,000	$-
Increase to right of use assets and lease liabilities due to a lease modification	$2,071,000	$-

Detail of cash, cash equivalents and restricted cash at end of period
Cash and cash equivalents	$11,241,000	$12,792,000
Restricted cash	250,000	250,000
Cash, cash equivalents, and restricted cash at end of period	$11,491,000	$13,042,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.    Basis of Presentation

In the opinion of the management of American Shared Hospital Services (“ASHS”), the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for the fair presentation of ASHS consolidated financial position as of March 31, 2025, the results of its operations for the three-month periods ended March 31, 2025 and 2024, and the cash flows for the three-month periods ended March 31, 2025 and 2024. The results of operations for the three-month periods ended March 31, 2025 are not necessarily indicative of results on an annualized basis. Consolidated balance sheet amounts as of December 31, 2024 have been derived from the audited consolidated financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2024 included in the ASHS Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 4, 2025.

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

The Company (through ASRS) and Elekta AB (“Elekta”), the manufacturer of the Gamma Knife (through its wholly-owned United States subsidiary, GKV Investments, Inc.), entered into an operating agreement and formed GKF. As of March 31, 2025, GKF provides Gamma Knife units to eight medical centers in the United States in the states of Florida, Illinois, Indiana, Mississippi, New Mexico, New York, Oregon, and Texas. GKF also owns and operates two single-unit Gamma Knife facilities in Lima, Peru and Guayaquil, Ecuador. The Company through its wholly-owned subsidiary, Orlando, provided proton beam radiation therapy (“PBRT”) and related equipment to a medical center in Florida.

On  November 10, 2023, the Company entered into an Investment Purchase Agreement (the “IPA”) with GenesisCare USA, Inc. (the “GenesisCare”) and GenesisCare USA Holdings, Inc. (“GC Holdings”), pursuant to which GenesisCare agreed to sell to the Company its entire equity interest in each of SNERCC and RWRT, (collectively, the “RI Companies”) and to assign certain payor contacts to the RI Companies for a purchase price of $2,850,000 (such transaction, the “RI Acquisition”).  The equity interests acquired by the Company under the IPA equate to a 60% interest in each RI Target Company. The RI Companies operate three functional radiation therapy cancer centers in Rhode Island. The parties closed the RI Acquisition on May 7, 2024.  See Note 11 - Rhode Island Acquisition to the condensed consolidated financial statements for further information.

On  April 27, 2022, the Company signed a Joint Venture Agreement with the principal owners of Guadalupe Amor y Bien S.A. de C.V. (“Guadalupe”) to establish Puebla to treat public- and private-paying cancer patients and provide radiation therapy and radiosurgery services in Guadalupe, Mexico. The Company and Guadalupe hold 85% and 15% ownership interests, respectively, in Puebla. Under the agreement, the Company was responsible for providing a linear accelerator upgrade to an Elekta Versa HD, and Guadalupe was accountable for all site modification costs.  The Company formed ASHS-Mexico on  October 3, 2022 to establish Puebla.  Puebla was formed on  December 15, 2022 and began treating patients in July 2024.

On June 28, 2024, ASHS-Mexico, signed a Joint Venture Agreement with Hospital San Javier, S.A. de C.V. (“HSJ”) to establish Newco to treat public- and private-paying cancer patients and provide radiosurgery services in Guadalajara, Mexico. The Company and HSJ will hold 70% and 30% ownership interests, respectively, in Newco. Under the agreement, the Company is responsible for upgrading HSJ’s existing Gamma Knife Perfexion system to a Gamma Knife Esprit and paying 50% of all site modification costs required to install the Esprit.  The Company does not expect that Newco will begin treating patients until the fourth quarter of 2025.

On  February 6, 2025, the Company’s subsidiary, Bristol, closed on the acquisition of certain parcels of real property located on Gooding Avenue, Bristol, Rhode Island.  The purchase price for the property was $1,185,000.  The transaction was effected pursuant to the terms of a Real Estate Purchase and Sale Agreement dated  November 21, 2024 by and between the Company and the sellers identified therein, with the Company having assigned its rights under that agreement to Bristol effective  February 5, 2025.  At closing the parties entered into other agreements related to the transaction, including with respect to the grant of certain easements and restrictive covenants imposed on the sellers.

The Company formed the subsidiaries Puebla, GKPeru, ASHS-Mexico, and acquired GKCE for the purposes of expanding its business internationally; Orlando and LBE to provide PBRT equipment and services in Orlando, Florida and Long Beach, California, respectively; and AGKE and JGKE to provide Gamma Knife equipment and services in Albuquerque, New Mexico and Jacksonville, Florida, respectively. LBE is not expected to generate revenue within the next two years.

The Company owns 50% of OR21, LLC (“OR21”). The remaining 50% is owned by an architectural design company. OR21 is not operational at this time.

MedLeader was formed to provide continuing medical education online and through videos for doctors, nurses, and other healthcare workers. MedLeader is not operational at this time.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Accounting pronouncements issued and not yet adopted - In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09 Income Taxes (Topic 740) Improvements to Income Tax Disclosures (“ASU 2023-09”) which requires entities, on an annual basis, to disclose: specific categories in the rate reconciliation, additional information for reconciling items that meet a quantitative threshold, the amount of income taxes paid, net of refunds, disaggregated by jurisdiction, income or loss from continuing operations before income tax, income tax expense from continuing operations disaggregated between foreign and domestic, and income tax expense from continuing operations disaggregated by federal, state and foreign.  ASU 2023-09 is effective for annual periods beginning after December 15, 2024, and interim reporting periods beginning after December 15, 2025.  The Company is currently evaluating ASU 2023-09 to determine the impact it may have on its disclosures to the consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (“ASU 2024-03”) which requires entities to 1. disclose amounts of (a) purchase of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and, (e) depreciation, depletion, and amortization recognized as part of oil-and gas-producing activities, 2. include certain amounts that are already required to be disclosed under current Generally Accepted Accounting Principles in the same disclosures as other disaggregation requirements, 3. disclose a qualitative description of the amounts remaining in relevant expense captions that are not necessarily disaggregated quantitatively, and 4. disclose the total amount of selling expenses, in annual reporting periods, including an entity’s definition of selling expense. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027.  Early adoption is permitted. The Company is currently evaluating ASU 2024-03 to determine the impact it may have on its consolidated financial statements.

Revenue recognition - The Company recognizes revenues under Accounting Standards Codification (“ASC”) 842 Leases (“ASC 842”) and ASC 606 Revenue from Contracts with Customers (“ASC 606”).

Rental revenue from medical equipment leasing (“leasing”) – The Company recognizes revenues under ASC 842 when services have been rendered and collectability is reasonably assured, on either a fee per use or revenue sharing basis. The terms of the contracts do not contain any guaranteed minimum payments. The Company’s lease contracts typically have a ten-year term and are classified as either fee per use or revenue sharing. Fee per use revenues are recognized at the time the procedures are performed, based on each hospital’s contracted rate and the number of procedures performed. Under revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital. The amount the Company expects to receive is recorded as revenue and estimated based on historical experience. Revenue estimates are reviewed periodically and adjusted as necessary.  Some of the Company’s revenue sharing arrangements also have a cost sharing component. The Company records an estimate of operating costs which are reviewed on a regular basis and adjusted as necessary to more accurately reflect the actual operating costs. The operating costs are recorded as other direct operating costs in the condensed consolidated statements of operations. For the three-month periods ended March 31, 2025 and 2024, the Company recognized leasing revenue of approximately $2,991,000 and $4,253,000 of which approximately $1,642,000 and $2,649,000 were for PBRT services, respectively.

Direct patient services income – The Company has stand-alone facilities in Lima, Peru, Guayaquil, Ecuador, and Puebla, Mexico where contracts exist between the Company’s facilities and the individual patients treated at the facility. Under ASC 606, the Company acts as the principal in these transactions and provides, at a point in time, a single performance obligation, in the form of a Gamma Knife or radiation therapy treatment. Revenue related to these treatments is recognized on a gross basis at the time when the patient receives treatment. There is no variable consideration present in the Company’s performance obligation and the transaction price is agreed upon per the stated contractual rate. GKPeru’s payment terms are typically prepaid for self-pay patients and insurance provider payments are paid net 30 days. GKCE’s patient population is primarily covered by a government payor and payments are paid between three and six months following issuance of an invoice. The facility in Puebla currently has a contract with one local hospital to cover its eligible patient base and is also treating self-pay patients. Puebla’s payment terms are typically prepaid for self-pay patients and net 30 days for the hospital patients. The Company did not capitalize any incremental costs related to the fulfillment of its customer contracts.

On May 7, 2024, the Company acquired 60% of the interests of the RI Companies. The RI Companies operate three, existing, stand-alone radiation therapy cancer centers in Woonsocket, Warwick and Providence, Rhode Island, where contracts exist between the Company’s facilities and the individual patients treated at the facility.  Under ASC 606, the Company acts as the principal in these transactions and provides, at a point in time, a single performance obligation, in the form of radiation therapy treatment.  Revenue related to radiation therapy is recognized at the expected amount to be received, based on insurance contracts and payor mix, when the patient receives treatment.  There is no variable consideration present in the Company’s performance obligation and the transaction price is agreed upon per the stated contractual rate.  Payment terms at these facilities are typically prepaid for self-pay patients and insurance providers are paid net 30 to 60 days. The Company did not capitalize any incremental costs related to the fulfillment of its customer contracts. The Company also concluded the three facilities are part of its direct patient services segment, see further discussion below.

Accounts receivable balances under ASC 606 at  March 31, 2025 and January 1, 2025 were $6,120,000 and $6,073,000, respectively. Accounts receivable balances under ASC 606 at  March 31, 2024 and January 1, 2024 were $1,882,000 and $1,626,000, respectively. For the three-month periods ended March 31, 2025 and 2024, the Company recognized direct patient services revenues of approximately $3,121,000 and $963,000, respectively.

Business Combinations - Business combinations are accounted for under ASC 805 Business Combinations (“ASC 805”) using the acquisition method of accounting. Under the acquisition method of accounting, all assets acquired, identifiable intangible assets acquired, liabilities assumed, and applicable non-controlling interests are recognized at fair value as of the acquisition date.  Costs incurred associated with the acquisition of a business are expensed as incurred. The allocation of purchase price requires management to make significant estimates and assumptions, especially with respect to tangible assets, any intangible assets identified and non-controlling interests. These estimates include, but are not limited to, a market participant’s expectation of future cash flows from acquired customers, acquired trade names, useful lives of acquired assets, and discount rates.  See Note 11 - Rhode Island Acquisition to the condensed consolidated financial statements for further discussion on acquisitions.

Business segment information - Based on the guidance provided in accordance with ASC 280 Segment Reporting (“ASC 280”), the Company analyzed its subsidiaries which are all in the business of providing radiosurgery and radiation therapy services, either through leasing to healthcare providers or directly to patients, and concluded there are two reportable segments, leasing and direct patient services. As of March 31, 2025, the Company provided Gamma Knife and PBRT equipment to nine hospitals in the United States, which constitutes the leasing segment. As of March 31, 2025, the Company owns and operates two single-unit Gamma Knife facilities in Lima, Peru and Guayaquil, Ecuador, one single-unit radiation therapy facility in Puebla, Mexico, and following the RI Acquisition on May 7, 2024, the Company also owns a majority interest in and operates, three single-unit radiation therapy facilities in Rhode Island, which collectively constitute the direct patient services segment.

An operating segment is defined by ASC 280 as a component of an entity that engages in business activities in which it  may recognize revenues and incur expenses, that has operating results that are regularly reviewed by the Company’s Chief Operating Decision Maker (“CODM”), and for which its discrete financial information is available. The Company determined two reportable segments existed due to similarities in economics of business operations and how the Company recognizes revenue for the patient treatment. The operating results of the two reportable segments are reviewed by the Company’s Chief Executive Officer, who is also the CODM.

For the periods ended  March 31, 2025 and 2024, the Company’s PBRT operations represented a significant majority of the net (loss) income attributable to American Shared Hospital Services from the leasing segment, disclosed below. The revenues, depreciation, interest expense, interest income, tax expense, net (loss) income attributable to American Shared Hospital Services, and total assets for the Company’s two reportable segments as of  March 31, 2025 and 2024 consist of the following:

	Three Months Ended March 31,
	2025	2024
Revenues
Leasing	$2,991,000	$4,253,000
Direct patient services	3,121,000	963,000
Total	$6,112,000	$5,216,000

	2025	2024
Depreciation, amortization, and other expense
Leasing	$899,000	$1,092,000
Direct patient services	550,000	242,000
Total	$1,449,000	$1,334,000

	2025	2024
Interest expense
Leasing	$398,000	$316,000
Direct patient services	35,000	33,000
Total	$433,000	$349,000

	2025	2024
Interest income
Leasing	$58,000	$111,000
Direct patient services	16,000	-
Total	$74,000	$111,000

	2025	2024
Income tax (benefit) expense
Leasing	$(257,000)	$42,000
Direct patient services	(66,000)	(86,000)
Total	$(323,000)	$(44,000)

	2025	2024

Net (loss) income attributable to American Shared Hospital Services
Leasing	$(303,000)	$201,000
Direct patient services	(322,000)	(82,000)
Total	$(625,000)	$119,000

	March 31,	December 31,
	2025	2024
Total assets
Leasing	$35,446,000	$35,455,000
Direct patient services	27,865,000	24,742,000
Total	$63,311,000	$60,197,000

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

The Company determines salvage value based on the estimated fair value of the equipment at the end of its useful life. As of  December 31, 2024, the Company reduced its estimate of salvage value for all remaining domestic Gamma Knife units to $0. The net effect of the change in estimate, for the three-month period ended March 31, 2025, was a decrease in net income of approximately $83,000 or $0.01 per diluted share. This change in estimate will be $10,000, or $0.00 per share in future periods, following the expiration of one customer contract.

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

The following table summarizes property and equipment as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024

Medical equipment and facilities	$74,182,000	$71,148,000
Office equipment	604,000	594,000
Construction in progress	1,833,000	1,112,000
	76,619,000	72,854,000
Accumulated depreciation	(43,178,000)	(41,729,000)
Net property and equipment	$33,441,000	$31,125,000

Net property and equipment held outside of the United States	$7,115,000	$6,104,000

Depreciation expense recorded in costs of revenue and selling and administrative expense in the condensed consolidated statements of operations for the three-month periods ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31,
	2025	2024

Depreciation expense	$1,449,000	$1,334,000

Note 3.    Long-Term Debt Financing

On April 9, 2021, the Company along with certain of its domestic subsidiaries (collectively, the “Loan Parties”) entered into a five year $22,000,000 credit agreement (the “Credit Agreement”) with Fifth Third Bank, N.A. (“Fifth Third”). The Credit Agreement includes three loan facilities. The first loan facility is a $9,500,000 term loan (the “Term Loan”) which was used to refinance the domestic Gamma Knife debt and finance leases, and associated closing costs. The second loan facility of $5,500,000 is a delayed draw term loan (the “DDTL”) which was used to refinance the Company’s PBRT finance leases and associated closing costs, as well as to provide additional working capital. The third loan facility provides for a $7,000,000 revolving line of credit (the “Revolving Line”) available for future projects and general corporate purposes. The Company borrowed $2,000,000 on the Revolving Line as of  March 31, 2025. The facilities have a five-year maturity and carry a floating interest based on the Secured Overnight Financing Rate (“SOFR”) plus 3.0% (7.49% as of March 31, 2025) and are secured by a lien on substantially all of the assets of the Loan Parties and guaranteed by ASHS.

On  January 25, 2024 (the “First Amendment Effective Date”), the Company and Fifth Third entered into a First Amendment to Credit Agreement (the “First Amendment”), which amended the Credit Agreement to add a new term loan in the aggregate principal amount of $2,700,000 (the “Supplemental Term Loan”). The proceeds of the Supplemental Term Loan were advanced in a single borrowing on January 25, 2024, and were used for capital expenditures related to the Company’s operations in Puebla, Mexico and other related transaction costs. The Supplemental Term Loan will mature on  January 25, 2030 (the “Maturity Date”). Interest on the Supplemental Term Loan is payable monthly during the initial twelve month period following the First Amendment Effective Date. Following such twelve month period, the Company is required to make equal monthly payments of principal and interest to fully amortize the amount outstanding under the Supplemental Term Loan by the Maturity Date. The Supplemental Term Loan is secured by a lien on substantially all of the assets of the Company and certain of its domestic subsidiaries. The First Amendment also replaced the LIBOR-based rates in the Credit Agreement with SOFR-based rates. Pursuant to the First Amendment, advances under the Credit Agreement bear interest at a floating rate per annum equal to SOFR plus 3.00%, subject to a SOFR floor of 0.00%.

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

The long-term debt on the condensed consolidated balance sheets related to the Term Loan, DDTL, Revolving Line, Supplemental Term Loan and Second Supplemental Term Loan was $18,372,000 and $18,462,000 as of March 31, 2025 and December 31, 2024, respectively.  The Company capitalized debt issuance costs of $0 and $164,000 as of  March 31, 2025 and December 31, 2024, related to the issuance of the Supplemental Term Loan and Second Supplemental Term Loan.

The Credit Agreement contains customary covenants and representations, including without limitation, a minimum fixed charge coverage ratio of 1.25 and maximum funded debt to EBITDA ratio of 3.0 to 1.0 (tested on a trailing twelve-month basis at the end of each fiscal quarter), an obligation that the Company maintain $5,000,000 of unrestricted cash, reporting obligations, limitations on dispositions, changes in ownership, mergers and acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and capital expenditures. The Loan Parties are in compliance with the Credit Agreement covenants as of  March 31, 2025.

The loan entered into with United States International Development Finance Corporation (“DFC”) in connection with the acquisition of GKCE in June 2020 (the “DFC Loan”) was obtained through the Company’s wholly-owned subsidiary, HoldCo and is guaranteed by GKF. The DFC Loan is secured by a lien on GKCE’s assets. The first tranche of the DFC Loan was funded in  June 2020. During the fourth quarter of 2023, the second tranche of the DFC loan was funded to finance the equipment upgrade in Ecuador. The amount outstanding under the first tranche of the DFC Loan is payable in 29 quarterly installments with a fixed interest rate of 3.67%.  The amount outstanding under the second tranche of the DFC Loan is payable in 16 quarterly installments with a fixed interest rate of 7.49%. The long-term debt on the condensed consolidated balance sheets related to the DFC Loan was $1,642,000 and $1,806,000 as of March 31, 2025 and December 31, 2024, respectively.

The DFC Loan contains customary covenants including without limitation, requirements that HoldCo maintain certain financial ratios related to liquidity and cash flow as well as depository requirements. On March 28, 2024 the HoldCo received a waiver and amendment from DFC for certain covenants as of December 31, 2023 and through December 31, 2024 and amended other covenants and definitions permanently. On March 3, 2025, the Company received an additional waiver from DFC for certain covenants as of December 31, 2024 and through December 31, 2025. HoldCo was in compliance with all debt covenants pursuant to the DFC Loan as amended and waived at March 31, 2025.

In  November and  December 2024, GKCE obtained two loans with banks locally in Ecuador (the “GKCE Loans”).  The GKCE Loans carry interest rates of 12.60% and 12.78% and are payable in twelve and thirty-six equal monthly installments of principal and interest, respectively.  Total long-term debt on the condensed consolidated balance sheets related to the GKCE Loans was $119,000 and $145,000 as of March 31, 2025 and December 31, 2024, respectively.  The Company did not capitalize any debt issuance costs related to the GKCE Loans.

If the Company fails to comply with the Credit Agreement covenants or the DFC Loan covenants, the Company’s credit commitments could be terminated and the principal of any outstanding borrowings, together with any accrued but unpaid interest, under the Credit Agreement or the DFC Loan could be declared immediately due and payable. Furthermore, the lenders under the Credit Agreement and the DFC Loan could also exercise their rights to take possession of, and to dispose of, the collateral securing the credit facilities and loans and could pursue additional remedies upon default as set forth in each such agreement.

The accretion of debt issuance costs for the three-month periods ended March 31, 2025 and 2024 was $24,000 and $38,000, respectively. As of March 31, 2025 and December 31, 2024, the unamortized deferred issuance costs on the condensed consolidated balance sheet was $207,000 and $231,000, respectively.

As of March 31, 2025, long-term debt on the condensed consolidated balance sheets was $19,926,000. The following are contractual maturities of long-term debt as of  March 31, 2025, excluding deferred issuance costs of $207,000:

Year ending December 31,	Principal
2025 (excluding the three-months ended March 31, 2025)	$2,651,000
2026	9,299,000
2027	2,058,000
2028	1,540,000
2029	1,540,000
Thereafter	3,045,000
$20,133,000

Note 4.    Other Accrued Liabilities

Other accrued liabilities consist of the following as of  March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Professional services	$375,000	$167,000
Operating costs	929,000	858,000
Other	539,000	863,000
Total other accrued liabilities	$1,843,000	$1,888,000

Note 5.    Leases

The Company determines if a contract is a lease at inception. Under ASC 842, the Company is a lessor of equipment to various customers. Leases that commenced prior to the ASC 842 adoption date were classified as operating leases under historical guidance. As the Company has elected the package of practical expedients allowing it to not reassess lease classification, these leases are classified as operating leases under ASC 842 as well, as applicable. All of the Company’s lessor arrangements entered into or modified after ASC 842 adoption are also classified as operating leases. Some of these lease terms have an option to extend the lease after the initial term, but do not contain the option to terminate early or purchase the asset at the end of the term. The Company has elected not to recognize right-of-use (“ROU”) assets and lease liabilities that arise from short-term (12 months or less) leases for any class of underlying asset.

The Company’s Gamma Knife and PBRT contracts with health systems are classified as operating leases under ASC 842. The related equipment is included in medical equipment and facilities on the Company’s condensed consolidated balance sheets. As all income from the Company’s lessor arrangements is solely based on procedure volume, all income is considered variable payments not dependent on an index or a rate. As such, the Company does not measure future operating lease receivables.

The Company’s corporate offices were located in San Francisco, California, where it leased approximately 900 square feet for $4,500 per month and the lease term ended in  November 2024. In  November 2024, the Company closed this office and signed two sublease agreements for small, office spaces in San Francisco, California and Downers Grove, Illinois.  The sublease in San Francisco is for 80 square feet for $1,003 per month. Total ROU assets and lease liabilities for the San Francisco sublease were $15,000. The sublease in Downers Grove was signed in  February 2025 and is for two offices and three cubicle spaces for $2,300 per month. Total ROU assets and lease liabilities for the Downers Grove sublease were $26,000.

On   May 7, 2024, the Company completed the RI Acquisition and acquired 60% of the equity interests of the RI Companies. The RI Companies operate three single-unit radiation therapy facilities.  The Company assessed the existing lease agreements under ASC 842 and concluded two of the three facilities contained operating leases. The facility in Woonsocket, RI has a ground lease with a sublease for 1,950 square feet of the clinic space, which is leased back to the lessor.  The Woonsocket ground lease has an annual prepayment of approximately $44,000. The facility in Warwick, RI has a lease for 10,236 square feet for $32,790 per month. The facility in Providence, RI also has a ground lease, which was contributed by one of the minority partners. On January 1, 2025, the Company entered into the Amended and Restated Lease Agreement (the “Amended Lease”) for the facility lease in Warwick, Rhode Island.  The Amended Lease includes a lease extension to December 31, 2039 and modified the monthly lease payment to $26,443. The Company assessed the Amended Lease under ASC 842 and concluded it was a lease modification. On January 1, 2025, the effective date of the Amended Lease, the Company recorded additional ROU asset and lease liability in the amount of $2,071,000.

The Company owns and operates a stand-alone Gamma Knife facility in Lima, Peru where it leases approximately 1,600 square feet for approximately $8,850 per month with a lease expiration date in  January 2024. The lease in Peru is currently on a month-to-month basis. The Company also owns and operates a stand-alone Gamma Knife facility in Guayaquil, Ecuador where it owns 864 square feet of condominium space in an office building and approximately 10,135 of related land and parking spaces.  The Company’s stand-alone radiation therapy facility in Puebla, Mexico also has a lease for approximately 536 square meters for $1,800 per month with a lease expiration in  July 3034. Total ROU asset and lease liability for the Puebla lease was $149,000.

Sublease income for the three-month periods ended March 31, 2025 and 2024 was $15,000 and $0, respectively.

The Company’s lessee operating leases are accounted for as ROU assets, current portion of lease liabilities, and lease liabilities on the condensed consolidated balance sheets. Operating lease ROU assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company’s operating lease contracts do not provide an implicit rate for calculating the present value of future lease payments. The Company determined its incremental borrowing rate to be approximately 8% by using available market rates and expected lease terms. The operating lease ROU assets and liabilities include any lease payments made and there were no lease incentives or initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company’s lessee operating lease agreements are for administrative office space and related equipment and two of its recently acquired stand-alone facilities in Rhode Island. These leases have remaining lease terms of approximately 9 to 16 years, some of which include options to renew or extend the lease. As of March 31, 2025, operating ROU assets, net of unfavorable leasehold interests of $685,000, were $3,064,000, and lease liabilities were $3,749,000.

The following table summarizes the maturities of the Company's lessee operating lease liabilities as of March 31, 2025:

Year ending December 31,	Operating Leases

2025 (excluding the three-months ended March 31, 2025)	$299,000
2026	393,000
2027	402,000
2028	412,000
2029	421,000
Thereafter	4,730,000

Total lease payments	6,657,000
Less imputed interest	(2,908,000)
Total	$3,749,000

	Three Months Ended March 31,
	2025	2024
Lease cost
Operating lease cost	$157,000	$21,000
Sublease income	(15,000)	-
Total lease cost	$142,000	$21,000

Other information
Cash paid for amounts included in the measurement of lease liabilities - Operating leases	$655,000	$21,000
Weighted-average remaining lease term - Operating leases in years	14.70	0.67
Weighted-average discount rate - Operating leases	8.25%	4.42%

Note 6.    Per Share Amounts

Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding. The Company calculates diluted shares using the treasury stock method. Because the Company reported a loss for the three-month period ended March 31, 2025, the potentially dilutive effects of approximately 38,000 of the Company’s stock options and 173,000 of the Company’s unvested restricted stock awards were not considered for the reporting period. The computation for the three-month period ended March 31, 2024 excluded approximately 138,000 of the Company’s stock options because the exercise price of the options was higher than the average market price during the period. The weighted average common shares outstanding for basic earnings per share for the three-month periods ended March 31, 2025 and 2024 included approximately 123,000 and 123,000, respectively, of the Company's restricted stock awards that are fully vested but are deferred for issuance.

The following table sets forth the computation of basic and diluted earnings per share for the three-month periods ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Net (loss) income attributable to American Shared Hospital Services	$(625,000)	$119,000

Weighted average common shares for basic (loss) earnings per share	6,572,000	6,452,000
Dilutive effect of stock options and restricted stock awards	-	124,000
Weighted average common shares for diluted (loss) earnings per share	6,572,000	6,576,000

Basic (loss) earnings per share	$(0.10)	$0.02
Diluted (loss) earnings per share	$(0.10)	$0.02

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

Stock-based compensation expense associated with the Company’s stock options to employees is calculated using the Black-Scholes valuation model. The Company’s stock awards have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates. The estimated fair value of the Company’s option grants is estimated using assumptions for expected life, volatility, dividend yield, and risk-free interest rate which are specific to each award. The estimated fair value of the Company’s options is expensed over the period during which an employee is required to provide service in exchange for the award (requisite service period), usually the vesting period. Accordingly, stock-based compensation cost before income tax effect for the Company’s options and restricted stock awards in the amount of $89,000 and $98,000 for the three-month periods ended March 31, 2025 and 2024, respectively, is reflected in selling and administrative expense in the condensed consolidated statements of operations. As of March 31, 2025, there was approximately $21,000 of unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plan. This cost is expected to be recognized over a period of approximately three years.

The following table summarizes stock option activity for the three-month periods ended March 31, 2025 and 2024:

	Stock Options	Grant Date Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Intrinsic Value
Outstanding at January 1, 2025	42,000	$2.74	3.65	$17,000
Outstanding at March 31, 2025	42,000	$2.74	3.40	$5,000
Exercisable at March 31, 2025	24,000	$2.70	2.22	$-

Outstanding at January 1, 2024	146,000	$2.83	5.44	$-
Outstanding at March 31, 2024	146,000	$2.83	5.19	$5,000
Exercisable at March 31, 2024	42,000	$2.86	3.84	$-

Note 8.    Income Taxes

The Company generally calculates its effective income tax rate at the end of an interim period using an estimate of the annualized effective income tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate of the annualized effective income tax rate cannot be made, the Company computes its provision for income taxes using the actual effective income tax rate for the results of operations reported within the year-to-date periods. The Company’s effective income tax rate is highly influenced by relative income or losses reported and the amount of the nondeductible stock-based compensation associated with grants of its common stock options and from the results of international operations. A small change in estimated annual pretax income can produce a significant variance in the annualized effective income tax rate given the expected amount of these items. As a result, the Company has computed its provision for income taxes for the three-month periods ended March 31, 2025 and 2024 by applying the actual effective tax rates to income or reported within the condensed consolidated financial statements through those periods.  The provision for income taxes for the three-month period ended March 31, 2024 included a non-recurring adjustment for unrecognized tax benefits related to foreign taxes of $100,000 which offset income tax expense for the same period.

Note 9.    Commitments

As of March 31, 2025, the Company had commitments to purchase and install three Leksell Gamma Knife Esprit Systems (“Esprit”) and two Linear Accelerator (“LINAC”) systems. One of the Esprit upgrades is in the process of being installed at the Company’s facility in Peru.  The remaining Esprit upgrades and one LINAC installation are scheduled to occur around the fourth quarter of 2025 or later at existing customer sites. The remaining LINAC is reserved for a future customer site. Total Gamma Knife and LINAC commitments as of March 31, 2025 were $9,618,000. There are no deposits on the condensed consolidated balance sheets related to these commitments as of March 31, 2025. It is the Company’s intent to finance substantially all of these commitments. There can be no assurance that financing will be available for the Company’s current or future projects, or at terms that are acceptable to the Company. However, the Company currently has cash on hand of $11,491,000 and its Revolving Line of $7,000,000 and is actively engaged with financing resources to fund these projects. The Company borrowed $2,000,000 on the Revolving Line as of March 31, 2025.

On September 4, 2022, the Company entered into a Maintenance and Support Agreement with Mevion Medical Systems, Inc. (“Mevion”), which provides for maintenance and support of the Company’s PBRT unit at Orlando Health from September 2022 through April 2026.  The agreement requires the Company to make an annual prepayment of $1,939,000 for the current contractual period ( one year). This payment was recorded as a prepaid contract and is being amortized over the one-year service period.

As of March 31, 2025, the Company had commitments to service and maintain its Gamma Knife, LINAC, and PBRT equipment. The service commitments are carried out via contracts with Mevion, Elekta, RSA, and Mobius Imaging, LLC. The Company’s commitment to purchase one LINAC system also includes a 5-year agreement to service the equipment, respectively. Total service commitments as of  March 31, 2025 were $12,252,000. The Gamma Knife and certain other service contracts are paid monthly, as service is performed. The Company believes that cash flow from cash on hand and operations will be sufficient to cover these payments.

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

The following table summarizes related party activity for the three-month periods ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Equipment purchases and de-install costs	$1,307,000	$2,416,000
Costs incurred to maintain equipment	251,000	170,000
Total related party transactions	$1,558,000	$2,586,000

The Company also had commitments to purchase and install three Esprit units, two LINACs, and service the related equipment of $14,869,000 as of   March 31, 2025.

Related party liabilities on the condensed consolidated balance sheets consist of the following as of  March 31, 2025 and December 31, 2024

	March 31,	December 31,
	2025	2024
Accounts payable, asset retirement obligation and other accrued liabilities	$3,315,000	$2,270,000

Note 11. Rhode Island Acquisition

On  November 10, 2023, the Company entered into the IPA with GenesisCare and GC Holdings, pursuant to which GenesisCare agreed to sell to the Company its entire equity interest in each of the RI Companies and to assign certain payor contacts to the Company for a cash purchase price of $2,850,000 (such transaction, the “RI Acquisition”).  The equity interests acquired by the Company under the IPA equates to a 60% interest in each RI Company. The RI Companies operate three functional radiation therapy cancer centers in Rhode Island. The Company acquired the RI Companies to expand its growing direct patient services business model in the United States and continue to diversify its cancer treatment product offerings.

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

The Company recorded the preliminary allocation of the purchase price consideration as of the Closing Date, for the three-month period ended June 30, 2024. During the three-month periods ended September 30, 2024 and December 31, 2024, the Company concluded some of the fair value estimates for accounts receivable, non-controlling interests, and unfavorable leasehold interests required adjustment.  The net effect of these changes was an increase to the bargain purchase gain of $115,000, net of deferred taxes of $6,000. The net impact to the condensed consolidated statement of operations was not material for the year-ended December 31, 2024.

The major classes of assets and liabilities to which the Company allocated the fair value of the purchase price consideration as of May 7, 2024 and December 31, 2024 were as follows:

	May 7, 2024	Remeasurement	December 31, 2024
Cash and cash equivalents	$3,388,000	$-	$3,388,000
Accounts receivable	919,000	(542,000)	377,000
Medical equipment	2,403,000	-	2,403,000
Facilities	4,697,000	-	4,697,000
ROU assets	1,835,000	-	1,835,000
Unfavorable leasehold interests	(1,227,000)	451,000	(776,000)
Total assets acquired	12,015,000	(91,000)	11,924,000

Accounts payable	(150,000)	-	(150,000)
Lease liabilities	(1,835,000)	-	(1,835,000)
Deferred income taxes	(1,226,000)	6,000	(1,220,000)
Gain on bargain purchase	(3,679,000)	(115,000)	(3,794,000)
Base purchase consideration	5,125,000	(200,000)	4,925,000

Non-controlling interest	(2,100,000)	200,000	(1,900,000)
CT Sim	(175,000)	-	(175,000)
Cash paid by the Company	$2,850,000	$-	$2,850,000

The Company recognized a bargain purchase, as defined by ASC 805, in connection with the RI Acquisition.  The Company purchased the interest in the RI Companies as part of the sale of certain of GenesisCare’s assets in its bankruptcy proceedings, resulting in a bargain purchase. A bargain purchase gain of $3,794,000, net of deferred taxes of $1,220,000 was recorded for the year-ended December 31, 2024. None of the purchase price was allocated to intangible assets because none were acquired as part of the transaction. The Company recorded the unfavorable lease position received as part of the RI Acquisition as a reduction to ROU assets on the condensed consolidated balance sheet as of May 7, 2024 and December 31, 2024.

The value of the acquired tangible assets acquired were as follows:

	Fair Value	Average Useful Life (in Years)

Facilities	$4,697,000	15
Medical equipment	2,403,000	4
Total medical equipment and facilities acquired	$7,100,000

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report to the SEC may be deemed to contain certain forward-looking statements. The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability. Forward-looking statements may include words like we “believe”, “anticipate”, “target”, “expect”, “pro forma”, “estimate”, “intend”, “will”, “is designed to”, “plan” and words of similar meaning. Forward-looking statements describe our future plans, objectives, expectations or goals. Such statements address future events and conditions and include, but are not limited to, such things as capital expenditures, earnings, liquidity and capital resources, financing of our business, government programs and regulations, legislation affecting the health care industry, the expansion of our proton beam radiation therapy business, accounting matters, compliance with debt covenants, completed and pending acquisitions, competition, customer concentration, contractual obligations, timing of payments, technology and interest rates. These forward-looking statements involve known and unknown risks that may cause our actual results in future periods to differ materially from those expressed in any forward-looking statement. Factors that could cause or contribute to such differences include, but are not limited to, such things as our level of debt, the limited market for our capital-intensive services, the impact of lowered federal reimbursement rates, the impact of U.S. health care reform legislation, competition and alternatives to our services, technological advances and the risk of equipment obsolescence, our significant investment in the proton beam radiation therapy business, restrictions in our debt agreements that limit our flexibility to operate our business, our ability to repay our indebtedness, our ability to integrate the RI Companies with our existing business, breaches in security of our information technology, the small and illiquid market for our stock. These lists are not all-inclusive because it is not possible to predict all factors. Further information on potential factors that could affect the financial condition, results of operations and future plans of American Shared Hospital Services is included in the filings of the Company with the SEC, including the Annual Report on Form 10-K for the year ended December 31, 2024.  Any forward-looking statement speaks only as of the date such statement was made, and we are not obligated to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made, except as required by applicable laws or regulations.

Overview

American Shared Hospital Services is a leading provider of turn-key technology solutions for stereotactic radiosurgery and advanced radiation therapy equipment and services. The main drivers of the Company’s revenue are numbers of sites, procedure volume, and reimbursement. The Company delivers radiation therapy through medical equipment leasing and direct patient services, its two reportable segments. The medical equipment leasing segment, which we also refer to as the Company’s leasing segment, operates by fee-per-use contracts or revenue sharing contracts where the Company shares in the revenue and operating costs of the equipment.  The Company leases eight Gamma Knife systems and one PBRT system as of March 31, 2025, where a contract exists between the hospital and the Company.  On May 7, 2024, the Company acquired 60% of the equity interests of the RI Companies, which operate three single-unit radiation therapy facilities in Rhode Island. The Company, through GKF, owns and operates two single-unit Gamma Knife facilities in Lima, Peru and Guayaquil, Ecuador.  The Company also owns and operates a single-unit radiation therapy center in Puebla, Mexico, which began treating patients in July 2024. The Company’s facilities in Rhode Island, Peru, Ecuador, and Mexico are considered direct patient services, where a contract exists between the Company’s facilities and the individual treated at the facility.

Based on the guidance provided in accordance with ASC 280, the Company determined it has two reportable segments, leasing and direct patient services. See Note 1 - Basis of Presentation to the condensed consolidated financial statements for additional information. The Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects activity for both segments and specifically addresses a segment when appropriate to the discussion.

Reimbursement

The Centers for Medicare and Medicaid (“CMS”) has established a 2025 delivery code reimbursement rate of approximately $7,645 ($7,420 in 2024) for a Medicare Gamma Knife treatment. The approximate CMS reimbursement rates for delivery of PBRT for a simple treatment without compensation for 2025 is $578 ($561 in 2024) and $1,276 ($1,362 in 2024) for simple with compensation, intermediate and complex treatments, respectively.

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

The most significant accounting policies followed by the Company are presented in Note 2 to the consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2024. These policies along with the disclosures presented in the other condensed consolidated financial statement notes and, in this discussion, and analysis, provide information on how significant assets and liabilities are valued in the condensed consolidated financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts, and the methods, assumptions and estimates underlying those amounts, management has identified revenue recognition for revenue sharing arrangements, accounting for business combinations, salvage value on equipment, and the carrying value of property and equipment and useful lives, and as such the aforementioned could be most subject to revision as new information becomes available. The following are our critical accounting policies in which management’s estimates, assumptions and judgments most directly and materially affect the condensed consolidated financial statements:

Revenue Recognition

The Company recognizes revenues under ASC 842 and ASC 606. The Company had ten domestic Gamma Knife units, two international Gamma Knife units, three domestic LINAC units, and one PBRT system in operation in the United States as of March 31, 2025 and twelve domestic Gamma Knife units, two international Gamma Knife units, and one PBRT system in operation in the United States as of March 31, 2024. Five of the Company’s ten domestic Gamma Knife customers are under fee-per-use contracts, and five customers are under revenue sharing arrangements. The ten domestic Gamma Knife contracts operate under the Company’s leasing segment. The Company’s PBRT system at Orlando Health is considered a revenue share contract operating under the leasing segment. The Company’s three single-unit facilities, acquired in Rhode Island in May 2024, operate under the Company’s direct patient services segment. The Company, through GKF, also owns and operates two single-unit, international Gamma Knife facilities in Lima, Peru and Guayaquil, Ecuador. These two units economically operate under the Company’s direct patient services segment.

Rental revenue from medical equipment leasing (“leasing”) – The Company recognizes revenues under ASC 842 when services have been rendered and collectability is reasonably assured, on either a fee per use or revenue sharing basis. The terms of the contracts do not contain any guaranteed minimum payments. The Company’s lease contracts typically have a ten-year term and are classified as either fee per use or revenue sharing. Fee per use revenues are recognized at the time the procedures are performed, based on each hospital’s contracted rate and the number of procedures performed. Under revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital. The amount the Company expects to receive is recorded as revenue and estimated based on historical experience. Revenue estimates are reviewed periodically and adjusted as necessary.  Some of the Company’s revenue sharing arrangements also have a cost sharing component. The Company records an estimate of operating costs which are reviewed on a regular basis and adjusted as necessary to more accurately reflect the actual operating costs. The operating costs are recorded as other direct operating costs in the condensed consolidated statements of operations. For the three-month periods ended March 31, 2025 and 2024, the Company recognized leasing revenue of approximately $2,991,000 and $4,253,000 of which approximately $1,642,000 and $2,649,000 were for PBRT services, respectively.

Direct patient services income – The Company has stand-alone facilities in Lima, Peru, Guayaquil, Ecuador, and Puebla, Mexico where contracts exist between the Company’s facilities and the individual patients treated at the facility. Under ASC 606, the Company acts as the principal in these transactions and provides, at a point in time, a single performance obligation, in the form of a Gamma Knife or radiation therapy treatment. Revenue related to these treatments is recognized on a gross basis at the time when the patient receives treatment. There is no variable consideration present in the Company’s performance obligation and the transaction price is agreed upon per the stated contractual rate. GKPeru’s payment terms are typically prepaid for self-pay patients and insurance provider payments are paid net 30 days. GKCE’s patient population is primarily covered by a government payor and payments are paid between three and six months following issuance of an invoice. The facility in Puebla currently has a contract with one local hospital to cover its eligible patient base and is also treating self-pay patients. Puebla’s payment terms are typically prepaid for self-pay patients and net 30 days for the hospital patients. The Company did not capitalize any incremental costs related to the fulfillment of its customer contracts.

On May 7, 2024, the Company acquired 60% of the interests of the RI Companies. The RI Companies operate three, existing, stand-alone radiation therapy cancer centers in Woonsocket, Warwick and Providence, Rhode Island, where contracts exist between the Company’s facilities and the individual patients treated at the facility.  Under ASC 606, the Company acts as the principal in these transactions and provides, at a point in time, a single performance obligation, in the form of radiation therapy treatment.  Revenue related to radiation therapy is recognized at the expected amount to be received, based on insurance contracts and payor mix, when the patient receives treatment.  There is no variable consideration present in the Company’s performance obligation and the transaction price is agreed upon per the stated contractual rate.  Payment terms at these facilities are typically prepaid for self-pay patients and insurance providers are paid net 30 to 60 days. The Company did not capitalize any incremental costs related to the fulfillment of its customer contracts. The Company also concluded the three radiation therapy facilities are part of its direct patient services segment, see further discussion at Note 1 - Basis of Presentation to the condensed consolidated financial statements.

Accounts receivable balances under ASC 606 at March 31, 2025 and January 1, 2025 were $6,120,000 and $6,073,000, respectively. Accounts receivable balances under ASC 606 at March 31, 2024 and January 1, 2024 were $1,882,000 and $1,626,000, respectively. For the three-month periods ended March 31, 2025 and 2024, the Company recognized direct patient services revenues of approximately $3,121,000 and $963,000, respectively.

Salvage Value on Equipment

Salvage value is based on the estimated fair value of the equipment at the end of its useful life. The Company determines salvage value based on the estimated fair value of the equipment at the end of its useful life. There is no active resale market of Gamma Knife, LINAC or PBRT equipment, but the Company believes its salvage value estimates were a reasonable assessment of the economic value of the equipment when the contract ends. Prior to January 1, 2025, the Company had five domestic Gamma Knife units with salvage value of $1,050,000.  During the year-ended December 31, 2024, the Company concluded the salvage value should be $0 and accounted for this as a change in estimate.  There is no salvage value assigned to the two international Gamma Knife units as of  March 31, 2025. The Company also has not assigned salvage value to its PBRT or LINAC equipment as of  March 31, 2025.

Impairment of Long-lived Assets

The Company assesses the recoverability of its long-lived assets when events or changes in circumstances indicate their carrying value may not be recoverable. Such events or changes in circumstances may include: a significant adverse change in the extent or manner in which a long-lived asset is being used, significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company assesses recoverability of a long-lived asset by determining whether the carrying value of the asset group can be recovered through projected undiscounted cash flows over their remaining lives. If the carrying value of the asset group exceeds the forecasted undiscounted cash flows, an impairment loss is recognized, measured as the amount by which the carrying amount exceeds estimated fair value. An impairment loss is charged to the condensed consolidated statement of operations in the period in which management determines such impairment.

Business Combinations

Business combinations are accounted for under ASC 805 Business Combinations (“ASC 805”) using the acquisition method of accounting. Under the acquisition method of accounting, all assets acquired, identifiable intangible assets acquired, liabilities assumed, and applicable non-controlling interests are recognized at fair value as of the acquisition date.  Costs incurred associated with the acquisition of a business are expensed as incurred. The allocation of purchase price requires management to make significant estimates and assumptions, especially with respect to tangible assets, any intangible assets identified and non-controlling interests. These estimates include, but are not limited to, a market participant’s expectation of future cash flows from acquired customers, acquired trade names, useful lives of acquired assets, and discount rates.  See Note 11 - Rhode Island Acquisition to the condensed consolidated financial statements for further discussion on acquisitions.

Accounting Pronouncements Issued and Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09 Income Taxes (Topic 740) Improvements to Income Tax Disclosures (“ASU 2023-09”) which requires entities, on an annual basis, to disclose: specific categories in the rate reconciliation, additional information for reconciling items that meet a quantitative threshold, the amount of income taxes paid, net of refunds, disaggregated by jurisdiction, income or loss from continuing operations before income tax, income tax expense from continuing operations disaggregated between foreign and domestic, and income tax expense from continuing operations disaggregated by federal, state and foreign.  ASU 2023-09 is effective for annual periods beginning after December 15, 2024, and interim reporting periods beginning after December 15, 2025.  The Company is currently evaluating ASU 2023-09 to determine the impact it may have on its disclosures to the consolidated financial statements.

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

First Quarter 2025 Results

Revenues increased by $896,000 to $6,112,000 for the three-month period ended March 31, 2025 compared to $5,216,000 for the same period in the prior year.  Revenues from the Company’s leasing segment decreased by $1,262,000 to $2,991,000 for the three-month period ended March 31, 2025 compared to $4,253,000 for the same period in the prior year.  The decrease in leasing revenue was driven by lower Gamma Knife volumes, due to the expiration of two customer contracts, and lower PBRT volumes. Revenues from the Company’s direct patient services segment increased by $2,158,000 to $3,121,000 for the three-month period ended March 31, 2025 compared to $963,000 for the same period in the prior year.  The increase in direct patient services revenue was primarily due to revenue generated by the RI Companies following the closing of the RI Acquisition on May 7, 2024 and the Company’s radiation therapy facility in Puebla, which began treating patients in July 2024.

The Company acquired its interests in the RI Companies on May 7, 2024 and included the financial results from their operations from May 7, 2024, the closing date of the transaction, through March 31, 2025. The Company’s stand-alone radiation therapy facility in Puebla, Mexico also began treating patients in July 2024.  Radiation therapy revenues generated from the three stand-alone facilities acquired through the RI Acquisition and the radiation therapy facility in Puebla were $2,374,000 for the three-month period ended March 31, 2025, compared to $0 for the same period in the prior year.  Radiation therapy procedures for the three stand-alone facilities acquired through the RI Acquisition and the radiation therapy facility in Puebla were 6,726 for the three-month period ended March 31, 2025.

Revenues generated from the Company’s PBRT system decreased by $1,007,000 to $1,642,000 for the three-month period ended March 31, 2025 compared to $2,649,000 for the same period in the prior year. The decrease for the three-month period ended March 31, 2025, was driven by lower volumes.

The number of PBRT fractions decreased by 445 to 831 for the three-month period ended March 31, 2025 compared to 1,276 for the same period in the prior year. The decrease in PBRT volumes for the three-month period ended March 31, 2025 was due to normal, cyclical fluctuations.

Gamma Knife revenue decreased by $471,000 to $2,096,000 for the three-month period ended March 31, 2025 compared to $2,567,000 for the same period in the prior year. The decrease in Gamma Knife revenue for the three-month period ended March 31, 2025 was due to a decrease in procedure volume from both the direct patient services and leasing segments.

The number of Gamma Knife procedures decreased by 65 to 208 for the three-month period ended March 31, 2025 compared to 273 for the same period in the prior year. Gamma Knife procedures from the Company’s leasing segment decreased 21% for the three-month period ended March 31, 2025 due to the expiration of two customer contracts in December 2024 and February 2025, and downtime to upgrade a third customer to the Esprit.  Gamma Knife procedures from the Company’s direct patient services segment, which are the two international Gamma Knife locations, decreased 27% for the three-month period ended March 31, 2025. The patient populations in Peru and Ecuador are primarily insured by local government therefore volumes can be impacted by local legislation changes or social and economic factors. The stand-alone facility in Peru signed a new contract with social security, which held up treatment of patients covered by this payor during the first quarter.  This contract was executed in late February 2025 and is expected to bring additional volumes into the facility going forward.

Total costs of revenue increased by $2,097,000 to $5,170,000 for the three-month period ended March 31, 2025 compared to $3,073,000 for the same period in the prior year.

Maintenance and supplies and other direct operating costs, related party, increased by $178,000 to $861,000 for the three-month period ended March 31, 2025 compared to $683,000 for the same period in the prior year. The increase in maintenance and supplies and other direct operating costs, related party, for the three-month period ended March 31, 2025, was due to maintenance at the Company’s radiation therapy facilities in Rhode Island, that were acquired during 2024, maintenance at the Company’s new site in Puebla, Mexico, and maintenance of the recently installed Gamma Knife Esprit systems that were previously under warranty.

Depreciation and amortization increased by $148,000 to $1,445,000 for the three-month period ended March 31, 2025 compared to $1,297,000 for the same period in the prior year. The increase in depreciation and amortization for the three-month period ended March 31, 2025 was due to higher depreciation for upgraded equipment at four of the Company’s Gamma Knife locations, depreciation incurred for the equipment acquired in the RI Acquisition, and the Company’s new facility in Puebla, Mexico.  As of December 31, 2024, the Company reduced its estimate of salvage value for all remaining domestic Gamma Knife units to $0. The net effect of the change in estimate, for the three-month period ended March 31, 2025, was a decrease in net income of approximately $83,000 or $0.01 per diluted share. This change in estimate will be $10,000, or $0.00 per share in future periods, following the expiration of one customer contract. These increases were offset by depreciation from the Company’s contracts that expired in the fourth quarter of 2024 and first quarter of 2025.

Other direct operating costs increased by $1,771,000 to $2,864,000 for the three-month period ended March 31, 2025 compared to $1,093,000 for the same period in the prior year. The increase in other direct operating costs for the three-month period ended March 31, 2025 was due to operating costs from the acquired facilities in Rhode Island and the Company’s new facility in Puebla, Mexico, which are part of the Company’s direct patient services segment and have higher operating costs compared to facilities in the Company’s leasing segment.

Selling and administrative expense decreased by $71,000 to $1,808,000 for the three-month period ended March 31, 2025 compared to $1,879,000 for the same period in the prior year. The decrease for the three-month period ended March 31, 2025 was due to lower legal and other costs attributable to the Company’s pursuit of new business opportunities, including the RI Acquisition, that were incurred during the three-month period ended March 31, 2024.  These decreases were offset by increased staffing in the sales, finance, and customer retention areas.

Interest expense increased by $84,000 to $433,000 for the three-month period ended March 31, 2025 compared to $349,000 for the same period in the prior year. The increase for the three-month period ended March 31, 2025 was due to an increase in borrowings, including the Second Supplemental Term Loan received in December, 2024 and the Supplemental Term Loan received in January 2024.

Interest and other income, net, decreased by $42,000 to $64,000 for the three-month period ended March 31, 2025 compared to $106,000 for the same period in the prior year.  The decrease for the three-month periods ended March 31, 2025 was due to a decrease in the interest received on the Company’s cash, due to lower average cash balances, compared to the same period in the prior year.

Income tax benefit increased by $279,000 to an income tax benefit of $323,000 for the three-month period ended March 31, 2025 compared to an income tax benefit of $44,000 for the same period in the prior year. The income tax benefit for the three-month period ended March 31, 2024 included a non-recurring adjustment for unrecognized tax benefits related to foreign taxes of $100,000.  Excluding this non-recurring item in the prior period, income tax benefit for the three-month period ended March 31, 2025 increased $179,000 primarily due to losses incurred by the Company’s leasing and direct patient services segments, driven by lower overall volume.

Net loss attributable to non-controlling interests increased by $233,000 to a loss of $287,000 for the three-month period ended March 31, 2025 compared to a loss of $54,000 for the same period in the prior year. Net income or loss attributable to non-controlling interests represents net income or loss earned by the 40% non-controlling interest in the Rhode Island facilities, the 19% non-controlling interest in GKF, and net income or loss of the non-controlling interests in various subsidiaries controlled by GKF. The change in net income or loss attributable to non-controlling interests reflects the relative profitability of the three Rhode Island facilities and GKF and its subsidiaries.

Net loss attributable to American Shared Hospital Services increased by $744,000 to a loss of $625,000, or $0.10 per diluted share for the three-month period ended March 31, 2025 compared to net income of $119,000, or $0.02 per diluted share for the same period in the prior year. The Company incurred a net loss for the three-month period ended March 31, 2025, primarily due to losses incurred by the leasing and direct patient services segments, driven by lower procedure volume.

Liquidity and Capital Resources

The Company’s primary liquidity needs are to fund capital expenditures as well as support working capital requirements. In general, the Company’s principal sources of liquidity are cash and cash equivalents on hand and the $7,000,000 Revolving Line. As of March 31, 2025, the Company borrowed $2,000,000 on its Revolving Line. The Company had cash, cash equivalents and restricted cash of $11,491,000 at March 31, 2025 compared to $11,275,000 at December 31, 2024. The Company’s cash position increased by $216,000 during the first three months of 2025 due to net advances on the Revolving Line of $2,000,000, cash provided by operating activities of $2,503,000, and capital contributions of $8,000. These increases were offset by payment for the purchase of property and equipment of $4,015,000 and payments on long-term debt of $280,000. The Company’s expected primary cash needs on both a short and long-term basis are for capital expenditures, business expansion, working capital, and other general corporate purposes. The Company has scheduled interest and principal payments under its debt obligations of approximately $4,493,000 during the next 12 months.

Working Capital

The Company had working capital at March 31, 2025 of $11,032,000 compared to $15,853,000 at December 31, 2024. The $4,821,000 decrease in working capital was primarily due to increases in related party accrued liabilities, advances on the Revolving Line, and decreases in accounts receivable. The Company believes that its cash on hand, cash flow from operations, and other cash resources are adequate to meet its scheduled debt obligations and working capital requirements during the next 12 months. See additional discussion in the “Commitments” section below. The Company, in the past, has secured financing for its Gamma Knife and radiation therapy units. The Company has secured financing for its projects from several lenders and anticipates that it will be able to secure financing on future projects from these or other lending sources, but there can be no assurance that financing will continue to be available on acceptable terms.

Long-Term Debt

On April 9, 2021, the Company along with certain of its domestic subsidiaries (collectively, the “Loan Parties”) entered into a five year $22,000,000 credit agreement (the “Credit Agreement”) with Fifth Third Bank, N.A. (“Fifth Third”). The Credit Agreement includes three loan facilities. The first loan facility is a $9,500,000 term loan (the “Term Loan”) which was used to refinance the domestic Gamma Knife debt and finance leases, and associated closing costs. The second loan facility of $5,500,000 is a delayed draw term loan (the “DDTL”) which was used to refinance the Company’s PBRT finance leases and associated closing costs, as well as to provide additional working capital. The third loan facility provides for a $7,000,000 revolving line of credit (the “Revolving Line”) available for future projects and general corporate purposes. The Company borrowed $2,000,000 on the Revolving Line as of  March 31, 2025. The facilities have a five-year maturity and carry a floating interest of  based on the Secured Overnight Financing Rate (“SOFR”) plus 3.0% (7.49% as of March 31, 2025) and are secured by a lien on substantially all of the assets of the Loan Parties and guaranteed by ASHS.

On January 25, 2024 (the “First Amendment Effective Date”), the Company and Fifth Third entered into a First Amendment to Credit Agreement (the “First Amendment”), which amended the Credit Agreement to add a new term loan in the aggregate principal amount of $2,700,000 (the “Supplemental Term Loan”). The proceeds of the Supplemental Term Loan were advanced in a single borrowing on January 25, 2024, and were used for capital expenditures related to the Company’s operations in Puebla, Mexico and other related transaction costs. The Supplemental Term Loan will mature on January 25, 2030 (the “Maturity Date”). Interest on the Supplemental Term Loan is payable monthly during the initial twelve month period following the First Amendment Effective Date. Following such twelve month period, the Company is required to make equal monthly payments of principal and interest to fully amortize the amount outstanding under the Supplemental Term Loan by the Maturity Date. The Supplemental Term Loan is secured by a lien on substantially all of the assets of the Company and certain of its domestic subsidiaries. The First Amendment also replaced the LIBOR-based rates in the Credit Agreement with SOFR-based rates. Pursuant to the First Amendment, advances under the Credit Agreement bear interest at a floating rate per annum equal to SOFR plus 3.00%, subject to a SOFR floor of 0.00%.

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

The long-term debt on the condensed consolidated balance sheets related to the Term Loan, DDTL, Revolving Line, Supplemental Term Loan, and Second Supplemental Term Loan was $18,372,000 and $18,462,000 as of March 31, 2025 and December 31, 2024, respectively.  The Company capitalized debt issuance costs of $0 and $164,000 as of March 31, 2025 and December 31, 2024, related to the issuance of the Supplemental Term Loan and Second Supplemental Term Loan.

The Credit Agreement contains customary covenants and representations, including without limitation, a minimum fixed charge coverage ratio of 1.25 and maximum funded debt to EBITDA ratio of 3.0 to 1.0 (tested on a trailing twelve-month basis at the end of each fiscal quarter), an obligation that the Company maintain $5,000,000 of unrestricted cash, reporting obligations, limitations on dispositions, changes in ownership, mergers and acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and capital expenditures. The Loan Parties are in compliance with the Credit Agreement covenants as of  March 31, 2025.

The loan entered into with United States International Development Finance Corporation (“DFC”) in connection with the acquisition of GKCE in June 2020 (the “DFC Loan”) was obtained through the Company’s wholly-owned subsidiary, HoldCo and is guaranteed by GKF. The DFC Loan is secured by a lien on GKCE’s assets. The first tranche of the DFC Loan was funded in June 2020. During the fourth quarter of 2023, the second tranche of the DFC loan was funded to finance the equipment upgrade in Ecuador. The amount outstanding under the first tranche of the DFC Loan is payable in 29 quarterly installments with a fixed interest rate of 3.67%.  The amount outstanding under the second tranche of the DFC Loan is payable in 16 quarterly installments with a fixed interest rate of 7.49%. The long-term debt on the condensed consolidated balance sheets related to the DFC Loan was $1,642,000 and $1,806,000 as of March 31, 2025 and December 31, 2024, respectively.

The DFC Loan contains customary covenants including without limitation, requirements that HoldCo maintain certain financial ratios related to liquidity and cash flow as well as depository requirements. On March 28, 2024 the HoldCo received a waiver and amendment from DFC for certain covenants as of December 31, 2023 and through December 31, 2024 and amended other covenants and definitions permanently. On March 3, 2025, the Company received an additional waiver from DFC for certain covenants as of December 31, 2024 and through December 31, 2025. HoldCo was in compliance with all debt covenants pursuant to the DFC Loan as amended and waived at March 31, 2025.

In November and December 2024, GKCE obtained two loans with banks locally in Ecuador (the “GKCE Loans”).  The GKCE Loans carry interest rates of 12.60% and 12.78% and are payable in twelve and thirty-six equal monthly installments of principal and interest, respectively.  Total long-term debt on the condensed consolidated balance sheets related to the GKCE Loans was $119,000 and $145,000 as of March 31, 2025 and December 31, 2024, respectively.  The Company did not capitalize any debt issuance costs related to the GKCE Loans.

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

As of March 31, 2025, long-term debt on the condensed consolidated balance sheets was $19,926,000. See Note 3 - Long Term Debt to the condensed consolidated financial statements for additional information.

Commitments

As of March 31, 2025, the Company had commitments to purchase and install three Leksell Gamma Knife Esprit Systems (“Esprit”) and two Linear Accelerator (“LINAC”) systems. One of the Esprit upgrades is in the process of being installed at the Company’s facility in Peru.  The remaining Esprit upgrades and one LINAC installation are scheduled to occur around the fourth quarter of 2025 or later at existing customer sites. The remaining LINAC is reserved for a future customer site. Total Gamma Knife and LINAC commitments as of March 31, 2025 were $9,618,000. There are no deposits on the condensed consolidated balance sheets related to these commitments as of March 31, 2025. It is the Company’s intent to finance substantially all of these commitments. There can be no assurance that financing will be available for the Company’s current or future projects, or at terms that are acceptable to the Company. However, the Company currently has cash on hand of $11,491,000 and its Revolving Line of $7,000,000 and is actively engaged with financing resources to fund these projects. The Company borrowed $2,000,000 on the Revolving Line as of March 31, 2025.

On September 4, 2022, the Company entered into a Maintenance and Support Agreement with Mevion Medical Systems, Inc. (“Mevion”), which provides for maintenance and support of the Company’s PBRT unit at Orlando Health from September 2022 through April 2026.  The agreement requires the Company to make an annual prepayment of $1,939,000 for the current contractual period (one year). As of March 31, 2025, half of the prepayment was recorded as a prepaid contract and is being amortized over the one-year service period.

As of March 31, 2025, the Company had commitments to service and maintain its Gamma Knife, LINAC, and PBRT equipment. The service commitments are carried out via contracts with Mevion, Elekta and Mobius Imaging, LLC. The Company’s commitment to purchase one LINAC system also includes a 5-year agreement to service the equipment, respectively. Total service commitments as of March 31, 2025 were $12,252,000. The Gamma Knife and certain other service contracts are paid monthly, as service is performed. The Company believes that cash flow from cash on hand and operations will be sufficient to cover these payments.

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

The following table summarizes related party activity for the three-month periods ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Equipment purchases and de-install costs	$1,307,000	$2,416,000
Costs incurred to maintain equipment	251,000	170,000
Total related party transactions	$1,558,000	$2,586,000

The Company also had commitments to purchase and install three Esprit units, two LINACs, and service the related equipment of $14,869,000 as of March 31, 2025.

Related party liabilities on the condensed consolidated balance sheets consist of the following as of March 31, 2025 and December 31, 2024

	March 31,	December 31,
	2025	2024
Accounts payable, asset retirement obligation and other accrued liabilities	$3,315,000	$2,270,000

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage or prepayment features. The Company does not have affiliation with partnerships, trusts or other entities whose purpose is to facilitate off-balance sheet financial transactions or similar arrangements, and therefore has no exposure to the financing, liquidity, market or credit risks associated with such entities. At March 31, 2025, the Company had no significant long-term, market-sensitive investments.

Item 4.    Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the Company and its subsidiaries is communicated to the principal executive officer and our principal financial officer. Based on that evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective due to the material weakness in our internal controls over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2024, with respect to the Company having an insufficient number of personnel and resources with experience to create a proper control environment.

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

The Company’s remediation plan related to the material weakness in our internal controls identified are to hire sufficient personnel with accounting and financial reporting experience to augment its current staff and to improve the timeliness of our overall effectiveness of the Company’s closing and financial reporting processes, including as described in this paragraph. As previously discussed, on December 19, 2024, the Company appointed a new Chief Financial Officer who also serves as the Company’s principal financial officer and principal accounting officer. The new Chief Financial Officer has extensive experience and expertise in billing and collections for radiation therapy facilities.  During 2024, the Company outsourced its billing cycle for its Rhode Island facilities and intends to hire experienced staff to manage this process internally, which is expected to provide more control and efficiency to this process overall.  The Company expects to have the billing cycle managed internally around the fourth quarter of 2025. During the first quarter of 2025, the Company utilized resources from a staffing agency and hired an Accounting Manager on a full-time basis in late March 2025 in addition to using third party accounting consulting services.  The Company will continue to assess the need for additional resources, especially in the finance and accounting areas, as the Company’s business continues to grow and expand.

The primary element of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. As management continues to evaluate and work to improve our internal control over financial reporting, management may determine it is necessary to take additional measures to address the material weakness.

Except for the implementation of the remediation plan described above, there were no other changes in our internal control over financial reporting during the three-month period ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

None.

Item 1A.    Risk Factors

There were no material changes during the period covered in this report to the risk factors previously disclosed in Part 1, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information.

During the three-month period ended March 31, 2025, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K

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

AMERICAN SHARED HOSPITAL SERVICES

Registrant

Date:	May 15, 2025	/s/ Raymond C. Stachowiak
Raymond C. Stachowiak
Executive Chairman of the Board (principal executive officer)

Date:	May 15, 2025	/s/ Raymond S. Frech
Raymond S. Frech
Chief Financial Officer (principal financial and principal accounting officer)