Form 10-Q
period 2025-09-30
AMERICAN SHARED HOSPITAL SERVICES
filed 2025-11-14
CIK 744825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025 or

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

As of November 11, 2025, there were outstanding 6,543,000 shares of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS	September 30, 2025	December 31, 2024
Current assets:
Cash and cash equivalents	$5,095,000	$11,025,000
Restricted cash	250,000	250,000
Accounts receivable, net of allowance for credit losses of $380,000 and $265,000 at September 30, 2025 and at December 31, 2024	11,806,000	11,610,000
Tax receivables	1,363,000	550,000
Other receivables	545,000	495,000
VAT receivable	904,000	8,000
Prepaid maintenance	42,000	1,392,000
Prepaid expenses and other current assets	586,000	928,000

Total current assets	20,591,000	26,258,000

Property and equipment, net	32,285,000	31,125,000
Land	1,305,000	19,000
Goodwill	1,265,000	1,265,000
Intangible asset	78,000	78,000
Right of use assets, net	3,750,000	1,015,000
Other assets	355,000	437,000

Total assets	$59,629,000	$60,197,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,107,000	$1,562,000
Employee compensation and benefits	593,000	1,368,000
Other accrued liabilities	2,069,000	1,888,000
Related party liabilities	521,000	1,320,000
Asset retirement obligations, related party (includes $250,000 and $250,000 non-related party at September 30, 2025 and December 31, 2024)	1,200,000	1,200,000
Current portion of lease liabilities	128,000	226,000
Line of credit	2,000,000	-
Current portion of long-term debt, net	9,553,000	2,841,000

Total current liabilities	17,171,000	10,405,000

Long-term lease liabilities, less current portion	4,304,000	1,500,000
Long-term debt, net, less current portion	8,631,000	17,341,000
Deferred income taxes	924,000	924,000

Total liabilities	31,030,000	30,170,000

Commitments (see Note 8)

Shareholders' equity:
Common stock, no par value (10,000,000 authorized shares; Issued and outstanding shares - 6,510,000 at September 30, 2025 and 6,420,000 at December 31, 2024)	10,763,000	10,763,000
Additional paid-in capital	8,909,000	8,605,000
Retained earnings	4,893,000	5,815,000
Total equity-American Shared Hospital Services	24,565,000	25,183,000
Non-controlling interests in subsidiaries	4,034,000	4,844,000
Total shareholders' equity	28,599,000	30,027,000

Total liabilities and shareholders' equity	$59,629,000	$60,197,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenues:
Rental revenue from medical equipment leasing	$3,137,000	$3,312,000	$9,699,000	$11,464,000
Direct patient services revenue	4,034,000	3,687,000	10,655,000	7,807,000
	7,171,000	6,999,000	20,354,000	19,271,000
Costs of revenue:
Maintenance and supplies	650,000	613,000	1,916,000	1,671,000
Depreciation and amortization	1,441,000	1,666,000	4,383,000	4,418,000
Other direct operating costs	3,216,000	3,180,000	9,168,000	6,691,000
Other direct operating costs, related party	278,000	170,000	729,000	510,000
	5,585,000	5,629,000	16,196,000	13,290,000

Gross margin	1,586,000	1,370,000	4,158,000	5,981,000

Selling and administrative expense	1,538,000	1,923,000	5,092,000	5,698,000
Interest expense	392,000	336,000	1,253,000	1,070,000
Loss on write down of impaired assets and associated removal costs, net	-	-	-	188,000

Operating loss	(344,000)	(889,000)	(2,187,000)	(975,000)

Bargain purchase gain RI Acquisition, net of deferred income taxes of $88,000 and $1,314,000	-	263,000	-	3,942,000
Interest and other income, net	63,000	47,000	172,000	212,000
(Loss) income before income taxes	(281,000)	(579,000)	(2,015,000)	3,179,000
Income tax expense (benefit)	48,000	(169,000)	(296,000)	(244,000)
Net (loss) income	(329,000)	(410,000)	(1,719,000)	3,423,000
(Less): net loss attributable to non-controlling interests	312,000	203,000	797,000	91,000
Net (loss) income attributable to American Shared Hospital Services	$(17,000)	$(207,000)	$(922,000)	$3,514,000

Net (loss) income per share:
(Loss) income per common share - basic	$(0.00)	$(0.03)	$(0.14)	$0.54
(Loss) income per common share - diluted	$(0.00)	$(0.03)	$(0.14)	$0.54

Weighted average common shares for basic (loss) earnings per share	6,632,000	6,482,000	6,593,000	6,482,000
Weighted average common shares for diluted (loss) earnings per share	6,632,000	6,482,000	6,593,000	6,520,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

	FOR THE THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2025 AND 2024
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Sub-Total ASHS	Non-controlling Interests in Subsidiaries	Total

Balances at January 1, 2024	6,300,000	$10,763,000	$8,232,000	$3,629,000	$22,624,000	$3,655,000	$26,279,000
Stock-based compensation expense	-	-	98,000	-	98,000	-	98,000
Vested restricted stock awards	30,000	-	-	-	-	-	-
Capital contributions from non-controlling interests	-	-	-	-	-	38,000	38,000
Cash distributions to non-controlling interests	-	-	-	-	-	(95,000)	(95,000)
Net income (loss)	-	-	-	119,000	119,000	(54,000)	65,000
Balances at March 31, 2024	6,330,000	10,763,000	8,330,000	3,748,000	22,841,000	3,544,000	26,385,000
Stock-based compensation expense	-	-	99,000	-	99,000	-	99,000
Vested restricted stock awards	30,000	-	-	-	-	-	-
RI Acquisition non-controlling interests	-	-	-	-	-	2,100,000	2,100,000
Net income	-	-	-	3,602,000	3,602,000	166,000	3,768,000
Balances at June 30, 2024	6,360,000	10,763,000	8,429,000	7,350,000	26,542,000	5,810,000	32,352,000
Stock-based compensation expense	-	-	88,000	-	88,000	-	88,000
Vested restricted stock awards	30,000	-	-	-	-	-	-
RI Acquisition non-controlling interests	-	-	-	-	-	(200,000)	(200,000)
Net loss	-	-	-	(207,000)	(207,000)	(203,000)	(410,000)
Balances at September 30, 2024	6,390,000	$10,763,000	$8,517,000	$7,143,000	$26,423,000	$5,407,000	$31,830,000

Balances at January 1, 2025	6,420,000	$10,763,000	$8,605,000	$5,815,000	$25,183,000	$4,844,000	$30,027,000
Stock-based compensation expense	-	-	89,000	-	89,000	-	89,000
Vested restricted stock awards	30,000	-	-	-	-	-	-
Capital contributions from non-controlling interests	-	-	-	-	-	8,000	8,000
Net loss	-	-	-	(625,000)	(625,000)	(287,000)	(912,000)
Balances at March 31, 2025	6,450,000	10,763,000	8,694,000	5,190,000	24,647,000	4,565,000	29,212,000
Stock-based compensation expense	-	-	114,000	-	114,000	-	114,000
Vested restricted stock awards	30,000	-	-	-	-	-	-
Net loss	-	-	-	(280,000)	(280,000)	(198,000)	(478,000)
Balances at June 30, 2025	6,480,000	10,763,000	8,808,000	4,910,000	24,481,000	4,367,000	28,848,000
Stock-based compensation expense	-	-	101,000	-	101,000	-	101,000
Vested restricted stock awards	30,000	-	-	-	-	-	-
Cash distributions to non-controlling interests	-	-	-	-	-	(21,000)	(21,000)
Net loss	-	-	-	(17,000)	(17,000)	(312,000)	(329,000)
Balances at September 30, 2025	6,510,000	$10,763,000	$8,909,000	$4,893,000	$24,565,000	$4,034,000	$28,599,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net (loss) income	$(1,719,000)	$3,423,000
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation, amortization, and other	4,411,000	4,501,000
Loss on write down of impaired assets and associated removal costs, net	-	188,000
Accretion of debt issuance costs	103,000	77,000
Bargain purchase gain RI Acquisition, net of deferred income taxes	-	(3,942,000)
Non cash lease expense	313,000	219,000
Accretion of unfavorable lease position	(79,000)	(26,000)
Deferred income taxes	-	183,000
Stock-based compensation expense	304,000	285,000
Changes in operating assets and liabilities:
Receivables	(1,955,000)	(3,975,000)
Prepaid expenses and other assets	1,803,000	148,000
Accounts payable and accrued liabilities	(1,049,000)	2,379,000
Related party liabilities	1,915,000	(2,006,000)
Asset retirement obligations, related party	-	(113,000)
Income taxes payable	-	(1,229,000)
Lease liabilities	(245,000)	(219,000)
Net cash provided by (used in) operating activities	3,802,000	(107,000)

Investing activities:
Cash received in excess of cash paid for the RI Acquisition	-	538,000
Payment for purchases of property and equipment	(9,618,000)	(3,278,000)
Net cash used in investing activities	(9,618,000)	(2,740,000)

Financing activities:
Principal payments on long-term debt	(2,101,000)	(1,430,000)
Payments on line of credit	(7,000,000)	(8,900,000)
Advances on line of credit	9,000,000	10,900,000
Long-term debt financing	-	2,700,000
Capital contribution non-controlling interests	8,000	38,000
Distributions to non-controlling interests	(21,000)	(95,000)
Debt issuance costs long-term debt	-	(97,000)
Net cash (used in) provided by financing activities	(114,000)	3,116,000
Net change in cash, cash equivalents, and restricted cash	(5,930,000)	269,000
Cash, cash equivalents, and restricted cash at beginning of period	11,275,000	13,808,000
Cash, cash equivalents, and restricted cash at end of period	$5,345,000	$14,077,000

Supplemental cash flow disclosure
Cash paid during the period for:
Interest	$1,150,000	$993,000
Income taxes	$442,000	$1,718,000

Schedule of non-cash investing and financing activities
Equipment included in accounts payable and accrued liabilities	$400,000	$3,114,000
Non-controlling interest RI Acquisition	$-	$1,900,000
Right of use assets and lease liabilities	$964,000	$-
Increase to right of use assets and lease liabilities due to a lease modification	$1,922,000	$-

Detail of cash, cash equivalents and restricted cash at end of period
Cash and cash equivalents	$5,095,000	$13,827,000
Restricted cash	250,000	250,000
Cash, cash equivalents, and restricted cash at end of period	$5,345,000	$14,077,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.    Basis of Presentation

In the opinion of the management of American Shared Hospital Services (“ASHS”), the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for the fair presentation of ASHS consolidated financial position as of September 30, 2025, the results of its operations for the three and nine-month periods ended September 30, 2025 and 2024, and the cash flows for the nine-month periods ended September 30, 2025 and 2024. The results of operations for the three and nine-month periods ended September 30, 2025 are not necessarily indicative of results on an annualized basis. Consolidated balance sheet amounts as of December 31, 2024 have been derived from the audited consolidated financial statements.

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

The Company (through ASRS) and Elekta AB (“Elekta”), the manufacturer of the Gamma Knife (through its wholly-owned United States subsidiary, GKV Investments, Inc.), entered into an operating agreement and formed GKF. As of September 30, 2025, GKF provides Gamma Knife units to seven medical centers in the United States in the states of Illinois, Indiana, Mississippi, New Mexico, New York, Oregon, and Texas. GKF also owns and operates two single-unit Gamma Knife facilities in Lima, Peru and Guayaquil, Ecuador. The Company through its wholly-owned subsidiary, Orlando, provided proton beam radiation therapy (“PBRT”) and related equipment to a medical center in Florida.

On  November 10, 2023, the Company entered into an Investment Purchase Agreement (the “IPA”) with GenesisCare USA, Inc. (the “GenesisCare”) and GenesisCare USA Holdings, Inc. (“GC Holdings”), pursuant to which GenesisCare agreed to sell to the Company its entire equity interest in each of SNERCC and RWRT, (collectively, the “RI Companies”) and to assign certain payor contacts to the RI Companies for a purchase price of $2,850,000 (such transaction, the “RI Acquisition”).  The equity interests acquired by the Company under the IPA equate to a 60% interest in each of the RI Companies. The RI Companies operate three functional radiation therapy cancer centers in Rhode Island. The parties closed the RI Acquisition on May 7, 2024.  See Note 10 - Rhode Island Acquisition to the condensed consolidated financial statements for further information.

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

On June 28, 2024, ASHS-Mexico, signed a Joint Venture Agreement with Hospital San Javier, S.A. de C.V. (“HSJ”) to establish Newco to treat public- and private-paying cancer patients and provide radiosurgery services in Guadalajara, Mexico. The Company and HSJ will hold 70% and 30% ownership interests, respectively, in Newco. Under the agreement, the Company is responsible for upgrading HSJ’s existing Gamma Knife Perfexion system to a Gamma Knife Esprit and paying 50% of all site modification costs required to install the Esprit.  The Company does not expect that Newco will begin treating patients until the second quarter of 2026.

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

Rental revenue from medical equipment leasing (“leasing”) – The Company recognizes revenues under ASC 842 when services have been rendered and collectability is reasonably assured, on either a fee per use or revenue sharing basis. The terms of the contracts do not contain any guaranteed minimum payments. The Company’s lease contracts typically have a ten-year term and are classified as either fee per use or revenue sharing. Fee per use revenues are recognized at the time the procedures are performed, based on each hospital’s contracted rate and the number of procedures performed. Under revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital. The amount the Company expects to receive is recorded as revenue and estimated based on historical experience. Revenue estimates are reviewed periodically and adjusted as necessary.  Some of the Company’s revenue sharing arrangements also have a cost sharing component. The Company records an estimate of operating costs which are reviewed on a regular basis and adjusted as necessary to more accurately reflect the actual operating costs. The operating costs are recorded as other direct operating costs in the condensed consolidated statements of operations. For the three and nine-month periods ended September 30, 2025, the Company recognized leasing revenue of approximately $3,137,000 and $9,699,000 compared to $3,312,000 and $11,464,000 for the same periods in the prior year, respectively. For the three and nine-month periods ended September 30, 2025, $2,127,000 and $5,691,000 of the ASC 842 revenues were for PBRT services compared to $2,316,000 and $7,386,000, for the same periods in the prior year respectively.

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

Accounts receivable balances under ASC 606 at  September 30, 2025 and January 1, 2025 were $7,981,000 and $6,073,000, respectively. Accounts receivable balances under ASC 606 at  September 30, 2024 and January 1, 2024 were $5,357,000 and $1,626,000, respectively. For the three and nine-month periods ended September 30, 2025, the Company recognized direct patient services revenues of approximately $4,034,000 and $10,655,000 compared to $3,687,000 and $7,807,000 for the same periods in the prior year, respectively.

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

Business segment information - Based on the guidance provided in accordance with ASC 280 Segment Reporting (“ASC 280”), the Company analyzed its subsidiaries which are all in the business of providing radiosurgery and radiation therapy services, either through leasing to healthcare providers or directly to patients, and concluded there are two reportable segments, leasing and direct patient services. As of September 30, 2025, the Company provided Gamma Knife and PBRT equipment to eight hospitals in the United States, which constitutes the leasing segment. As of September 30, 2025, the Company owns and operates two single-unit Gamma Knife facilities in Lima, Peru and Guayaquil, Ecuador, one single-unit radiation therapy facility in Puebla, Mexico, and following the RI Acquisition on May 7, 2024, the Company also owns a majority interest in and operates, three single-unit radiation therapy facilities in Rhode Island, which collectively constitute the direct patient services segment.

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

For the periods ended  September 30, 2025 and 2024, the Company’s PBRT operations represented a majority of the revenue and net (loss) income attributable to American Shared Hospital Services from the leasing segment, disclosed below. The revenues, depreciation, amortization, and other expense, interest expense, interest income, income tax expense (benefit), net (loss) income attributable to American Shared Hospital Services, and total assets for the Company’s two reportable segments as of  September 30, 2025 and 2024 consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Leasing	$3,137,000	$3,312,000	$9,699,000	$11,464,000
Direct patient services	4,034,000	3,687,000	10,655,000	7,807,000
Total	$7,171,000	$6,999,000	$20,354,000	$19,271,000

	2025	2024	2025	2024
Depreciation, amortization, and other expense
Leasing	$876,000	$1,101,000	$2,735,000	$3,412,000
Direct patient services	578,000	543,000	1,676,000	1,089,000
Total	$1,454,000	$1,644,000	$4,411,000	$4,501,000

	2025	2024	2025	2024
Interest expense
Leasing	$370,000	$304,000	$1,173,000	$972,000
Direct patient services	22,000	32,000	80,000	98,000
Total	$392,000	$336,000	$1,253,000	$1,070,000

	2025	2024	2025	2024
Interest income
Leasing	$18,000	$57,000	$114,000	$246,000
Direct patient services	16,000	6,000	43,000	6,000
Total	$34,000	$63,000	$157,000	$252,000

	2025	2024	2025	2024
Income tax expense (benefit)
Leasing	$(31,000)	$(276,000)	$(195,000)	$(415,000)
Direct patient services	79,000	107,000	(101,000)	171,000
Total	$48,000	$(169,000)	$(296,000)	$(244,000)

	2025	2024	2025	2024

Net (loss) income attributable to American Shared Hospital Services
Leasing	$326,000	$(602,000)	$119,000	$(2,096,000)
Direct patient services	(343,000)	395,000	(1,041,000)	5,610,000
Total	$(17,000)	$(207,000)	$(922,000)	$3,514,000

	September 30,	December 31,
	2025	2024
Total assets
Leasing	$28,940,000	$35,455,000
Direct patient services	30,689,000	24,742,000
Total	$59,629,000	$60,197,000

Reclassification - Certain comparative balances as of December 31, 2024 have been reclassified to make them consistent with the current year presentation.

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

The Company determines salvage value based on the estimated fair value of the equipment at the end of its useful life. As of  December 31, 2024, the Company reduced its estimate of salvage value for all remaining domestic Gamma Knife units to $0. The net effect of the change in estimate, for the three and nine-month periods ended September 30, 2025, was a decrease in net income of approximately $10,000 or $0.00 per diluted share and $103,000 or $0.01 per diluted share, respectively. This change in estimate will be $10,000, or $0.00 per share in future periods, following the expiration of one customer contract in the first quarter of 2025.

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

The following table summarizes property and equipment as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024

Medical equipment and facilities	$73,789,000	$71,148,000
Office equipment	598,000	594,000
Construction in progress	118,000	1,112,000
	74,505,000	72,854,000
Accumulated depreciation	(42,220,000)	(41,729,000)
Net property and equipment	$32,285,000	$31,125,000

Net property and equipment held outside of the United States	$8,161,000	$6,104,000

Depreciation expense recorded in costs of revenue and selling and administrative expense in the condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2025 and 2024 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Depreciation expense	$1,454,000	$1,644,000	$4,411,000	$4,501,000

Note 3.    Long-Term Debt Financing

On April 9, 2021, the Company along with certain of its domestic subsidiaries (collectively, the “Loan Parties”) entered into a five year $22,000,000 credit agreement (the “Credit Agreement”) with Fifth Third Bank, N.A. (“Fifth Third”). The Credit Agreement includes three loan facilities. The first loan facility is a $9,500,000 term loan (the “Term Loan”) which was used to refinance the domestic Gamma Knife debt and finance leases, and associated closing costs. The second loan facility of $5,500,000 is a delayed draw term loan (the “DDTL”) which was used to refinance the Company’s PBRT finance leases and associated closing costs, as well as to provide additional working capital. The third loan facility provides for a $7,000,000 revolving line of credit (the “Revolving Line”) available for future projects and general corporate purposes. The Company had outstanding borrowings of $2,000,000 on the Revolving Line as of  September 30, 2025, which was repaid in October 2025. The facilities have a five-year maturity, which mature on April 9, 2026, and carry a floating interest rate based on the Secured Overnight Financing Rate (“SOFR”) plus 3.0% (7.36% as of September 30, 2025) and are secured by a lien on substantially all of the assets of the Loan Parties and guaranteed by ASHS.

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

The long-term debt on the condensed consolidated balance sheets related to the Term Loan, DDTL, Revolving Line, Supplemental Term Loan and Second Supplemental Term Loan was $16,933,000 and $18,462,000 as of September 30, 2025 and December 31, 2024, respectively.  The Company capitalized debt issuance costs of $0 and $97,000 as of  September 30, 2025 and December 31, 2024, related to the issuance of the Supplemental Term Loan and Second Supplemental Term Loan.

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

On September 30, 2025, the Company received a limited waiver from Fifth Third with respect to its failure to be in compliance with the maximum funded debt to EBITDA ratio covenant in the Credit Agreement as of June 30, 2025 and with respect to the delivery of items following the closing of the Second Amendment. The Loan Parties are in compliance with the Credit Agreement as of  September 30, 2025.

The loan entered into with United States International Development Finance Corporation (“DFC”) in connection with the acquisition of GKCE in June 2020 (the “DFC Loan”) was obtained through the Company’s wholly-owned subsidiary, HoldCo and is guaranteed by GKF. The DFC Loan is secured by a lien on GKCE’s assets. The first tranche of the DFC Loan was funded in  June 2020. During the fourth quarter of 2023, the second tranche of the DFC loan was funded to finance the equipment upgrade in Ecuador. The amount outstanding under the first tranche of the DFC Loan is payable in 29 quarterly installments with a fixed interest rate of 3.67%.  The amount outstanding under the second tranche of the DFC Loan is payable in 16 quarterly installments with a fixed interest rate of 7.49%. The long-term debt on the condensed consolidated balance sheets related to the DFC Loan was $1,313,000 and $1,806,000 as of September 30, 2025 and December 31, 2024, respectively.

The DFC Loan contains customary covenants including without limitation, requirements that HoldCo maintain certain financial ratios related to liquidity and cash flow as well as depository requirements. On March 28, 2024, HoldCo received a waiver and amendment from DFC for certain covenants as of December 31, 2023 and through December 31, 2024, and amended other covenants and definitions permanently. On March 3, 2025, the Company received an additional waiver from DFC for certain covenants as of December 31, 2024 and through December 31, 2025. HoldCo was in compliance with all debt covenants pursuant to the DFC Loan as amended and waived at September 30, 2025.

In  November and  December 2024, GKCE obtained two loans with banks locally in Ecuador (the “GKCE Loans”).  The GKCE Loans carry interest rates of 12.60% and 12.78% and are payable in twelve and thirty-six equal monthly installments of principal and interest, respectively.  Total long-term debt on the condensed consolidated balance sheets related to the GKCE Loans was $66,000 and $145,000 as of September 30, 2025 and December 31, 2024, respectively.  The Company did not capitalize any debt issuance costs related to the GKCE Loans.

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

The accretion of debt issuance costs for the three and nine-month periods ended September 30, 2025 was $24,000 and $103,000 compared to $19,000 and $77,000 for the same periods in the prior year, respectively. As of September 30, 2025 and December 31, 2024, the unamortized deferred issuance costs on the condensed consolidated balance sheet was $128,000 and $231,000, respectively.

As of September 30, 2025, long-term debt on the condensed consolidated balance sheets was $18,184,000. The following are contractual maturities of long-term debt as of  September 30, 2025, excluding deferred issuance costs of $128,000:

Year ending December 31,	Principal
2025 (excluding the nine-months ended September 30, 2025)	$830,000
2026	9,299,000
2027	2,058,000
2028	1,540,000
2029	1,540,000
Thereafter	3,045,000
$18,312,000

Note 4.    Other Accrued Liabilities

Other accrued liabilities consist of the following as of  September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Professional services	$75,000	$167,000
Operating costs	1,082,000	858,000
Other	912,000	863,000
Total other accrued liabilities	$2,069,000	$1,888,000

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

On  May 7, 2024, the Company completed the RI Acquisition and acquired 60% of the equity interests of the RI Companies. The RI Companies operate three single-unit radiation therapy facilities.  The Company assessed the existing lease agreements under ASC 842 and concluded two of the three facilities contained operating leases. The facility in Woonsocket, RI has a ground lease with a sublease for 1,950 square feet of the clinic space, which is leased back to the lessor.  The Woonsocket ground lease has an annual prepayment of approximately $44,000. The facility in Warwick, RI has a lease for 10,236 square feet for $32,790 per month. The facility in Providence, RI also has a ground lease, which was contributed by one of the minority partners. On January 1, 2025, the Company entered into the Amended and Restated Lease Agreement (the “Amended Lease”) for the facility lease to extended the lease term to December 31, 2039 and modify the monthly lease payment to $26,443. The Company assessed the Amended Lease under ASC 842 and concluded it was a lease modification. On January 1, 2025, the effective date of the Amended Lease, the Company recorded additional ROU asset and lease liability in the amount of $1,922,000.

The Company owns and operates a stand-alone Gamma Knife facility in Lima, Peru where it leased approximately 1,600 square feet for approximately $8,850 per month through June 2025. In May 2024, the Company executed a new lease agreement for approximately 7,704 square feet for $9,000 per month.  The Company renovated this space during the first half of 2025 to accommodate its Gamma Knife Esprit and administrative offices and moved into the leased space in June 2025.  The lease expires in May 2034. Total ROU asset and lease liability for the Peru lease was $789,000. The Company also owns and operates a stand-alone Gamma Knife facility in Guayaquil, Ecuador where it owns 864 square feet of condominium space in an office building and approximately 10,135 of related land and parking spaces.  The Company’s stand-alone radiation therapy facility in Puebla, Mexico has a lease for approximately 536 square meters for $1,800 per month with a lease expiration in  July 3034. Total ROU asset and lease liability for the Puebla lease was $149,000.

Sublease income for the three and nine-month periods ended September 30, 2025 was $15,000 and $45,000 compared to $15,000 and $24,000 for the same periods in the prior year, respectively.

The Company’s lessee operating leases are accounted for as ROU assets, current portion of lease liabilities, and lease liabilities on the condensed consolidated balance sheets. Operating lease ROU assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company’s operating lease contracts do not provide an implicit rate for calculating the present value of future lease payments. The Company determined its incremental borrowing rate to be approximately 8% by using available market rates and expected lease terms. The operating lease ROU assets and liabilities include any lease payments made and there were no lease incentives or initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company’s lessee operating lease agreements are for administrative office space and related equipment and for its direct patient service facilities in Puebla, Mexico and two stand-alone facilities in Rhode Island in which the Company acquired an interest in the RI Acquisition. These leases have remaining lease terms of approximately 9 to 16 years, some of which include options to renew or extend the lease. As of September 30, 2025, operating ROU assets, net of unfavorable leasehold interests of $631,000, were $3,750,000, and lease liabilities were $4,432,000.

The following table summarizes the maturities of the Company's lessee operating lease liabilities as of September 30, 2025:

Year ending December 31,	Operating Leases

2025 (excluding the nine-months ended September 30, 2025)	$238,000
2026	509,000
2027	518,000
2028	528,000
2029	537,000
Thereafter	5,241,000

Total lease payments	7,571,000
Less imputed interest	(3,139,000)
Total	$4,432,000

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Lease cost
Operating lease cost	$76,000	$133,000	$313,000	$219,000
Sublease income	(15,000)	(15,000)	(45,000)	(24,000)
Total lease cost	$61,000	$118,000	$268,000	$195,000

Other information
Cash paid for amounts included in the measurement of lease liabilities - Operating leases	$123,000	$133,000	$921,000	$219,000
Weighted-average remaining lease term - Operating leases in years	13.31	7.85	13.31	7.85
Weighted-average discount rate - Operating leases	8.25%	8.00%	8.25%	8.00%

Note 6.    Per Share Amounts

Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding. The Company calculates diluted shares using the treasury stock method. Because the Company reported a loss for the three-month period ended  September 30, 2024 and the nine-month period ended  September 30, 2025, the potentially dilutive effects of approximately 62,000 of the Company’s stock options and 33,000 of the Company’s unvested restricted stock awards, and 8,000 of the Company’s stock options and 223,000 of the Company’s unvested restricted stock awards were not considered for the reporting periods, respectively. The weighted average common shares outstanding for basic earnings per share for the three and nine-month periods ended September 30, 2025 and 2024 included approximately 123,000 and 123,000, respectively, of the Company's restricted stock awards that are fully vested but are deferred for issuance.

The following table sets forth the computation of basic and diluted earnings per share for the three and nine-month periods ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) income attributable to American Shared Hospital Services	$(17,000)	$(207,000)	$(922,000)	$3,514,000

Weighted average common shares for basic (loss) earnings per share	6,632,000	6,482,000	6,593,000	6,482,000
Dilutive effect of stock options and restricted stock awards	-	-	-	38,000
Weighted average common shares for diluted earnings (loss) per share	6,632,000	6,482,000	6,593,000	6,520,000

Basic earnings (loss) per share	$(0.00)	$(0.03)	$(0.14)	$0.54
Diluted earnings (loss) per share	$(0.00)	$(0.03)	$(0.14)	$0.54

Note 7.    Income Taxes

The Company generally calculates its effective income tax rate at the end of an interim period using an estimate of the annualized effective income tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate of the annualized effective income tax rate cannot be made, the Company computes its provision for income taxes using the actual effective income tax rate for the results of operations reported within the year-to-date periods. The Company’s effective income tax rate is highly influenced by relative income or losses reported and the amount of the nondeductible stock-based compensation associated with grants of its common stock options and from the results of international operations. A small change in estimated annual pretax income can produce a significant variance in the annualized effective income tax rate given the expected amount of these items. As a result, the Company has computed its provision for income taxes for the three and nine-month periods ended September 30, 2025 and 2024 by applying the actual effective tax rates to income or reported within the condensed consolidated financial statements through those periods.  The provision for income taxes for the nine-month period ended September 30, 2025, included a non-recurring adjustment for unrecognized tax benefits related to foreign taxes of $71,000.  For the nine-month period ended September 30, 2024, the Company recorded a $100,000 adjustment for unrecognized tax benefits related to foreign taxes.

On July 4, 2025, President Donald Trump signed the One Big Beautiful Bill Act (“OBBBA”) into law, which is considered the enactment date under U.S. GAAP. This legislation introduces several provisions affecting businesses, including the permanent extension of certain expiring elements of the Tax Cuts and Jobs Act, modifications to the international tax framework, and favorable tax treatment for certain other business provisions. Key corporate tax provisions include existing 21% corporate income tax rate made permanent, the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to Section 163(j) interest limitations, updates to Global Intangible Low Tax Income (GILTI) and Foreign- Derived Intangible Income (FDII) rules, amendments to energy credits, and expanded Section 162(m) aggregation requirements. The OBBBA contains multiple effective dates, with some provisions applicable beginning in 2025. The legislation does not impact the Company’s prior years’ financial statements.

In accordance with ASC 740 Income Taxes, the effects of the new tax law will be recognized in the period of enactment. As a result of the Company’s elections, it is expected that in 2025 U.S. cash taxes will decrease with no material impact to its effective tax rate, valuation allowance or uncertain tax positions.

Note 8.    Commitments

As of September 30, 2025, the Company had commitments to purchase and install two Leksell Gamma Knife Esprit Systems (“Esprit”) and two Linear Accelerator (“LINAC”) systems. The Esprit upgrades and one LINAC installation are anticipated to occur in the first or second quarter of 2026 or later at existing customer sites. The remaining LINAC is reserved for a future customer site. Total Gamma Knife and LINAC commitments as of September 30, 2025 were $7,884,000. There are no deposits on the condensed consolidated balance sheets related to these commitments as of September 30, 2025, nor are there any penalties if the Company decides to not execute on these commitments. It is the Company’s current intent to finance substantially all of these commitments. There can be no assurance that financing will be available for the Company’s current or future projects, or at terms that are acceptable to the Company. However, the Company currently has cash on hand of $5,345,000 and capacity under its Revolving Line of $7,000,000. The Company borrowed $2,000,000 on the Revolving Line as of September 30, 2025, which was repaid in October 2025.

On September 4, 2022, the Company entered into a Maintenance and Support Agreement with Mevion Medical Systems, Inc. (“Mevion”), which provides for maintenance and support of the Company’s PBRT unit at Orlando Health from September 2022 through April 2026.  The  Company’s maintenance commitment for the final service period, September 2025 through April 2026, is $1,184,000.

As of September 30, 2025, the Company had commitments to service and maintain its Gamma Knife, LINAC, and PBRT equipment. The service commitments are carried out via contracts with Mevion, Elekta, Solutech, and Mobius Imaging, LLC. The Company’s commitment to purchase one LINAC system also includes a 5-year agreement to service the equipment, respectively. Total service commitments as of  September 30, 2025 were $6,870,000. The service contracts are paid monthly, as service is performed. The Company believes that cash flow from cash on hand and operations will be sufficient to cover these payments.

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

The following table summarizes related party activity for the three and nine-month periods ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Equipment purchases and de-install costs	$1,243,000	$524,000	$4,412,000	$3,461,000
Costs incurred to maintain equipment	278,000	170,000	729,000	510,000
Total related party transactions	$1,521,000	$694,000	$5,141,000	$3,971,000

The Company also had commitments to purchase and install two Esprit units, two LINACs, and service the related equipment of $11,045,000 as of  September 30, 2025.

Related party liabilities on the condensed consolidated balance sheets consist of the following as of  September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Accounts payable, asset retirement obligation and other accrued liabilities	$1,471,000	$2,270,000

Note 10. Rhode Island Acquisition

On  November 10, 2023, the Company entered into the IPA with GenesisCare and GC Holdings, pursuant to which GenesisCare sold to the Company its entire equity interest in each of the RI Companies and assigned certain payor contacts to the Company for a cash purchase price of $2,850,000 (such transaction, the “RI Acquisition”).  The equity interests acquired by the Company under the IPA equate to a 60% interest in each RI Company. The RI Companies operate three functional radiation therapy cancer centers in Rhode Island. The Company acquired the RI Companies to expand its growing direct patient services business model in the United States and continue to diversify its cancer treatment product offerings.

On  April 18, 2024, the parties amended the IPA and GenesisCare agreed to sell a GE Discovery RT CT Simulator (“CT Sim”) to the Company for $175,000, payment for which was required 5 days following the close of the acquisition. On  May 7, 2024, the parties amended the IPA and GenesisCare agreed to transfer certain assets and payor contracts to the RI Companies, rather than transferring such assets and payor contracts to the Company. The parties completed the closing conditions pursuant to the IPA and closed the RI Acquisition on  May 7, 2024 (the “Closing Date”).

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report to the SEC may be deemed to contain certain forward-looking statements. The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability. Forward-looking statements may include words like we “believe”, “anticipate”, “target”, “expect”, “pro forma”, “estimate”, “intend”, “will”, “is designed to”, “plan” and words of similar meaning. Forward-looking statements describe our future plans, objectives, expectations or goals. Such statements address future events and conditions and include, but are not limited to, such things as capital expenditures, earnings, liquidity and capital resources, financing of our business, government programs and regulations, legislation affecting the health care industry, the expansion of our proton beam radiation therapy business, accounting matters, compliance with debt covenants, completed and potential acquisitions, competition, customer concentration, contractual obligations, timing of payments, technology and interest rates. These forward-looking statements involve known and unknown risks that may cause our actual results in future periods to differ materially from those expressed in any forward-looking statement. Factors that could cause or contribute to such differences include, but are not limited to, such things as our level of debt, the limited market for our capital-intensive services, the impact of lowered federal reimbursement rates, the impact of U.S. health care reform legislation, competition and alternatives to our services, technological advances and the risk of equipment obsolescence, our significant investment in the proton beam radiation therapy business, restrictions in our debt agreements that limit our flexibility to operate our business, our ability to repay our indebtedness, breaches in security of our information technology, and the small and relatively illiquid market for our stock. These lists are not all-inclusive because it is not possible to predict all factors. Further information on potential factors that could affect the financial condition, results of operations and future plans of American Shared Hospital Services is included in the filings of the Company with the SEC, including the Annual Report on Form 10-K for the year ended December 31, 2024.  Any forward-looking statement speaks only as of the date such statement was made, and we are not obligated to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made, except as required by applicable laws or regulations.

Overview

American Shared Hospital Services is a leading provider of turn-key technology solutions for stereotactic radiosurgery and advanced radiation therapy equipment and services. The main drivers of the Company’s revenue are numbers of sites, procedure volume, and reimbursement. The Company delivers radiation therapy through medical equipment leasing and direct patient services, its two reportable segments. The medical equipment leasing segment, which we also refer to as the Company’s leasing segment, operates by fee-per-use contracts or revenue sharing contracts where the Company shares in the revenue and operating costs of the equipment.  The Company leases seven Gamma Knife systems and one PBRT system as of September 30, 2025, where a contract exists between the hospital and the Company.

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

Revenue Recognition

The Company recognizes revenues under ASC 842 and ASC 606. The Company had seven domestic Gamma Knife units, two international Gamma Knife units, three domestic LINAC units, one international LINAC unit, and one PBRT system in operation in the United States as of September 30, 2025, and ten domestic Gamma Knife units, two international Gamma Knife units, three domestic LINAC units, and one PBRT system in operation in the United States as of September 30, 2024. Five of the Company’s seven domestic Gamma Knife customers are under fee-per-use contracts, and two customers are under revenue sharing arrangements. The seven domestic Gamma Knife contracts operate under the Company’s leasing segment. The Company’s PBRT system at Orlando Health is considered a revenue share contract operating under the leasing segment. The Company’s interest in three single-unit radiation therapy facilities, acquired in Rhode Island in May 2024, and the Company’s single-unit LINAC facility in Puebla, Mexico operate under the Company’s direct patient services segment. The Company, through GKF, also owns and operates two single-unit, international Gamma Knife facilities in Lima, Peru and Guayaquil, Ecuador. These two units economically operate under the Company’s direct patient services segment.

Rental revenue from medical equipment leasing (“leasing”) – The Company recognizes revenues under ASC 842 when services have been rendered and collectability is reasonably assured, on either a fee per use or revenue sharing basis. The terms of the contracts do not contain any guaranteed minimum payments. The Company’s lease contracts typically have a ten-year term and are classified as either fee per use or revenue sharing. Fee per use revenues are recognized at the time the procedures are performed, based on each hospital’s contracted rate and the number of procedures performed. Under revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital. The amount the Company expects to receive is recorded as revenue and estimated based on historical experience. Revenue estimates are reviewed periodically and adjusted as necessary.  Some of the Company’s revenue sharing arrangements also have a cost sharing component. The Company records an estimate of operating costs which are reviewed on a regular basis and adjusted as necessary to more accurately reflect the actual operating costs. The operating costs are recorded as other direct operating costs in the condensed consolidated statements of operations. For the three and nine-month periods ended September 30, 2025, the Company recognized leasing revenue of approximately $3,137,000 and $9,699,000 compared to $3,312,000 and $11,464,000 for the same periods in the prior year, respectively. For the three and nine-month periods ended September 30, 2025, $2,127,000 and $5,691,000 of the ASC 842 revenues were for PBRT services compared to $2,316,000 and $7,386,000, respectively.

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

Accounts receivable balances under ASC 606 at September 30, 2025 and January 1, 2025 were $7,981,000 and $6,073,000, respectively. Accounts receivable balances under ASC 606 at September 30, 2024 and January 1, 2024 were $5,357,000 and $1,626,000, respectively. For the three and nine-month periods ended September 30, 2025, the Company recognized direct patient services revenues of approximately $4,034,000 and $10,655,000 compared to $3,687,000 and $7,807,000 for the same periods in the prior year, respectively.

Salvage Value on Equipment

Salvage value is based on the estimated fair value of the equipment at the end of its useful life. The Company determines salvage value based on the estimated fair value of the equipment at the end of its useful life. There is no active resale market of Gamma Knife, LINAC or PBRT equipment, but the Company believes its salvage value estimates were a reasonable assessment of the economic value of the equipment when the contract ends. Prior to January 1, 2025, the Company had five domestic Gamma Knife units with salvage value of $1,050,000.  During the year-ended December 31, 2024, the Company concluded the salvage value should be $0 and accounted for this as a change in estimate.  There is no salvage value assigned to the two international Gamma Knife units as of September 30, 2025. The Company also has not assigned salvage value to its PBRT or LINAC equipment as of September 30, 2025.

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

Third Quarter and Nine-Month Period 2025 Results

Revenues increased by $172,000 and $1,083,000 to $7,171,000 and $20,354,000 for the three and nine-month periods ended September 30, 2025 compared to $6,999,000 and $19,271,000 for the same periods in the prior year, respectively.  Revenues from the Company’s leasing segment decreased by $175,000 and $1,765,000 to $3,137,000 and $9,699,000 for the three and nine-month periods ended September 30, 2025 compared to $3,312,000 and $11,464,000 for the same periods in the prior year, respectively.  The decrease in leasing revenue was primarily driven by lower PBRT volumes. Revenues from the Company’s direct patient services segment increased by $347,000 and $2,848,000 to $4,034,000 and $10,655,000 for the three and nine-month periods ended September 30, 2025 compared to $3,687,000 and $7,807,000 for the same periods in the prior year, respectively.  The increase in direct patient services revenue was due to revenue generated by the RI Companies following the closing of the RI Acquisition on May 7, 2024 and the Company’s radiation therapy facility in Puebla, Mexico which began treating patients in July 2024.

The Company acquired its interests in the RI Companies on May 7, 2024 and included the financial results from their operations from May 7, 2024, the closing date of the transaction, through September 30, 2025. The Company’s stand-alone radiation therapy facility in Puebla, Mexico began treating patients in July 2024.  Radiation therapy revenues generated from the three stand-alone facilities acquired through the RI Acquisition and the radiation therapy facility in Puebla were $2,918,000 and $7,832,000 for the three and nine-month periods ended September 30, 2025, compared to $2,862,000 and $4,754,000 for the same periods in the prior year (when the results of operations of the RI facilities were only included in the Company’s results of operations from May 7, 2024 forward), respectively.  Radiation therapy procedures for the three stand-alone facilities acquired through the RI Acquisition and the radiation therapy facility in Puebla were 7,355 and 20,401 for the three and nine-month periods ended September 30, 2025, compared to and 5,186 and 7,785 for the same periods in the prior year, respectively.

Revenues generated from the Company’s PBRT system decreased by $189,000 and $1,695,000 to $2,127,000 and $5,691,000 for the three and nine-month periods ended September 30, 2025, compared to $2,316,000 and $7,386,000 for the same periods in the prior year, respectively. The decrease for the three and nine-month periods ended September 30, 2025, was driven by lower volumes.

The number of PBRT fractions decreased by 102 and 669 to 1,150 and 3,095 for the three and nine-month periods ended September 30, 2025 compared to 1,252 and 3,764 for the same periods in the prior year, respectively. The decrease in PBRT volumes for the three and nine-month periods ended September 30, 2025 was due to what the Company believes are normal, cyclical fluctuations.

Gamma Knife revenue increased by $305,000 and decreased by $300,000 to $2,126,000 and $6,831,000 for the three and nine-month periods ended September 30, 2025 compared to $1,821,000 and $7,131,000 for the same periods in the prior year, respectively. The increase for the three-month period ended September 30, 2025 was due to increased procedure volume from the direct patient services segment, offset by lower procedure volume from the leasing segment. The decrease in Gamma Knife revenue for the nine-month period ended September 30, 2025 was due to a decrease in procedure volume from both the direct patient services and leasing segments.

The number of Gamma Knife procedures increased by 13 and decreased by 128 to 231 and 703 for the three and nine-month periods ended September 30, 2025 compared to 218 and 831 for the same periods in the prior year, respectively. Gamma Knife procedures from the Company’s leasing segment decreased 18% and 15% for the three and nine-month periods ended September 30, 2025 due to the expiration of three customer contracts in December 2024, February 2025, and April 2025.  The decrease for the nine-month period ended September 30, 2025 was also impacted by downtime to upgrade a fourth customer to the Esprit.  Gamma Knife procedures from the Company’s direct patient services segment, which are the two international Gamma Knife locations, decreased 11% and increased 35% for the three and nine-month periods ended September 30, 2025. The Company completed the equipment upgrade in Peru to a Gamma Knife Esprit in June 2025.  Following the upgrade, there was an increase in volume driven by short treatment times.  Equipment downtime in Peru during the second quarter of 2025, contributed to lower volumes for the nine-month period ended September 30, 2025.  The patient populations in Peru and Ecuador are primarily insured by local government therefore volumes can be impacted by local legislation changes or social and economic factors. The stand-alone facility in Peru signed a new contract with social security in May 2025, but treatment of patients covered by this payor was delayed during the first five months of 2025.

Total costs of revenue decreased by $44,000 and increased by $2,906,000 to $5,585,000 and $16,196,000 for the three and nine-month periods ended September 30, 2025 compared to $5,629,000 and $13,290,000 for the same periods in the prior year, respectively.

Maintenance and supplies and other direct operating costs, related party, increased by $145,000 and $464,000 to $928,000 and $2,645,000 for the three and nine-month periods ended September 30, 2025 compared to $783,000 and $2,181,000 for the same periods in the prior year, respectively. The increase in maintenance and supplies and other direct operating costs, related party, for the three and nine-month periods ended September 30, 2025, was primarily due to maintenance for two of the Gamma Knife Esprit systems and the LINAC in Puebla, Mexico that were previously under warranty.

Depreciation and amortization decreased by $225,000 and $35,000 to $1,441,000 and $4,383,000 for the three and nine-month periods ended September 30, 2025 compared to $1,666,000 and $4,418,000 for the same periods in the prior year, respectively. The decrease in depreciation and amortization for the three and nine-month periods ended September 30, 2025 was due to the expiration of three customer contracts in December 2024, February 2025, and April 2025.  The decrease in depreciation expense for the nine-month period ended September 30, 2025 was offset by higher depreciation for upgraded equipment at four of the Company’s Gamma Knife locations, depreciation incurred for the equipment acquired in the RI Acquisition, and the Company’s new facility in Puebla, Mexico.  As of December 31, 2024, the Company reduced its estimate of salvage value for all remaining domestic Gamma Knife units to $0. The net effect of the change in estimate, for the three and nine-month periods ended September 30, 2025, was a decrease in net income of approximately$10,000 or $0.00 per diluted share and $103,000 or $0.01 per diluted share, respectively. This change in estimate will be $10,000, or $0.00 per share in future periods, following the expiration of one customer contract in April 2025.

Other direct operating costs increased by $36,000 and $2,477,000 to $3,216,000 and $9,168,000 for the three and nine-month periods ended September 30, 2025 compared to $3,180,000 and $6,691,000 for the same periods in the prior year, respectively. The increase in other direct operating costs for the three and nine-month periods ended September 30, 2025 was due to operating costs from the acquired facilities in Rhode Island and the Company’s new facility in Puebla, Mexico, which are part of the Company’s direct patient services segment and have higher operating costs compared to facilities in the Company’s leasing segment.

Selling and administrative expense decreased by $385,000 and $606,000 to $1,538,000 and $5,092,000 for the three and nine-month periods ended September 30, 2025 compared to $1,923,000 and $5,698,000 for the same periods in the prior year, respectively. The decrease for the three and nine-month periods ended September 30, 2025 was primarily due to lower legal and other costs as these expenses were higher in the 2024 periods, in part, due to the costs and expenses attributable to the Company’s pursuit of new business opportunities, including the RI Acquisition, which closed in May 2024.  These decreases were offset, in part, by increased staffing in the sales, finance, and customer retention areas during the 2025 periods.

Interest expense increased by $56,000 and $183,000 to $392,000 and $1,253,000 for the three and nine-month periods ended September 30, 2025 compared to $336,000 and $1,070,000 for the same periods in the prior year, respectively. The increase for the three and nine-month periods ended September 30, 2025 was due to an increase in borrowings, including the Second Supplemental Term Loan received in December 2024.

During the three and nine-month periods ended September 30, 2024, the Company recorded a $263,000 and $3,942,000 net bargain purchase gain related to the RI Acquisition that closed on May 7, 2024.  The Company acquired 60% of the equity interests of the RI Companies, which operate three radiation therapy facilities for $2,850,000.  The assets acquired exceeded the total purchase price by the bargain purchase amount and the Company recorded this difference as a gain for the nine-month period ended September 30, 2024. During the three-month period ended September 30, 2024, the Company made adjustments to the initial provisional accounting for the RI Acquisition.  The net impact of the adjustments resulted in an increase to the net bargain purchase gain of $263,000.

Interest and other income, net, increased by $16,000 and decreased by $40,000 to $63,000 and $172,000 for the three and nine-month periods ended September 30, 2025 compared to $47,000 and $212,000 for the same periods in the prior year, respectively.  The increase for the three-month period ended September 30, 2025 was due to nonrecurring, miscellaneous income at the facilities in Rhode Island.  This increase was offset by lower interest income received on the Company’s cash, driven primarily by lower average cash balances. The decrease for the nine-month period ended September 30, 2025 was due to a decrease in the interest received on the Company’s cash, driven primarily by lower average cash balances, compared to the same periods in the prior year.

Income tax expense increased by $217,000 and decreased by $52,000 to expense of $48,000 and an income tax benefit of $296,000 for the three and nine-month periods ended September 30, 2025 compared to an income tax benefit of $169,000 and $244,000 for the same periods in the prior year, respectively. The income tax benefit for the nine-month period ended September 30, 2025, included a non-recurring adjustment for unrecognized tax benefits related to foreign taxes of $71,000, which offset income tax expense for the same period, compared to $100,000 for the nine-month period ended September 30, 2024. Excluding this adjustment, income tax benefit for the nine-month period ended September 30, 2025 increased $81,000. The increase in income tax expense for the three-month period ended September 30, 2025 was due to profit at the Company’s direct patient service and leasing international locations. The increase in the income tax benefit for the nine-month period ended September 30, 2025 was primarily due to losses incurred by the Company’s leasing and direct patient services segments, driven by lower overall volume.

Net loss attributable to non-controlling interests increased by $109,000 and $706,000 to a loss of $312,000 and $797,000 for the three and nine-month periods ended September 30, 2025 compared to $203,000 and $91,000 for the same periods in the prior year, respectively. Net income or loss attributable to non-controlling interests represents net income or loss earned by the 40% non-controlling interest in the Rhode Island facilities, the 19% non-controlling interest in GKF, and net income or loss of the non-controlling interests in various subsidiaries controlled by GKF. The change in net income or loss attributable to non-controlling interests reflects the relative profitability of the three Rhode Island facilities and GKF and its subsidiaries.

Net loss attributable to American Shared Hospital Services decreased by $190,000 and increased by $4,436,000 to a net loss of $17,000, or $0.00 per diluted share and a net loss of $922,000 or $0.14 for the three and nine-month periods ended September 30, 2025 compared to a net loss of $207,000, or $0.03 per diluted share and net income of $3,514,000, or $0.54 per diluted share for the same periods in the prior year, respectively. Excluding the net bargain purchase gain from the RI Acquisition in the prior year of $263,000 and $3,942,000, net loss decreased $453,000 and net loss increased $494,000 for the three and nine-month periods ended September 30, 2025. Net loss for the three-month period ended September 30, 2025 decreased due to increased revenues and lower operating and selling and administrative costs.  The Company incurred a net loss for nine-month period ended September 30, 2025, due to losses incurred by the leasing and direct patient services segments, driven by lower procedure volume.

Liquidity and Capital Resources

The Company’s primary liquidity needs are to fund capital expenditures as well as support working capital requirements. In general, the Company’s principal sources of liquidity are cash and cash equivalents on hand and the $7,000,000 Revolving Line. As of September 30, 2025, the Company borrowed $2,000,000 on its Revolving Line. The Company had cash, cash equivalents and restricted cash of $5,345,000 at September 30, 2025 compared to $11,275,000 at December 31, 2024. The Company’s cash position decreased by $5,930,000 during the first nine months of 2025 due to payment for the purchase of property and equipment of $9,618,000, payments on long-term debt of $2,101,000, and distributions to non-controlling interests of $21,000.  These decreases were offset by net advances on the Revolving Line of $2,000,000, cash provided by operating activities of $3,802,000, and capital contributions from non-controlling interests of $8,000. The Company’s expected primary cash needs on both a short and long-term basis are for capital expenditures, business expansion, working capital, and other general corporate purposes. The Company has scheduled interest and principal payments under its debt obligations of approximately $10,959,000 during the next 12 months.

Working Capital

The Company had working capital at September 30, 2025 of $3,420,000 compared to $15,853,000 at December 31, 2024. The $12,433,000 decrease in working capital was primarily due to decreasing cash, advances on the Revolving Line and an increase in the current portion of long-term debt, net. The Company believes that its cash on hand, cash flow from operations, and other cash resources are adequate to meet its scheduled debt obligations and working capital requirements during the next 12 months; however, as described elsewhere in this Quarterly Report, the Company’s Credit Agreement with Fifth Third matures in April 2026, and, although the Company is optimistic it will be able to negotiate an extension to the Credit Agreement, if the Company is unable to do so, the Company’s liquidity will be adversely impacted and the Company’s ability to satisfy all of its commitments over the next twelve months in accordance with their current terms would be jeopardized. See additional discussion in the “Commitments” section below. The Company, in the past, has secured financing for its Gamma Knife and radiation therapy units. The Company has secured financing for its projects from several lenders and anticipates that it will be able to secure financing on future projects from these or other lending sources, but there can be no assurance that financing will continue to be available on acceptable terms.

Long-Term Debt

On April 9, 2021, the Company along with certain of its domestic subsidiaries (collectively, the “Loan Parties”) entered into a five year $22,000,000 credit agreement (the “Credit Agreement”) with Fifth Third Bank, N.A. (“Fifth Third”). The Credit Agreement includes three loan facilities. The first loan facility is a $9,500,000 term loan (the “Term Loan”) which was used to refinance the domestic Gamma Knife debt and finance leases, and associated closing costs. The second loan facility of $5,500,000 is a delayed draw term loan (the “DDTL”) which was used to refinance the Company’s PBRT finance leases and associated closing costs, as well as to provide additional working capital. The third loan facility provides for a $7,000,000 revolving line of credit (the “Revolving Line”) available for future projects and general corporate purposes. The Company borrowed $2,000,000 on the Revolving Line as of September 30, 2025, which was repaid in July 2025. The facilities have a five-year maturity, which mature on April 9, 2026, and carry a floating interest rate based on the Secured Overnight Financing Rate (“SOFR”) plus 3.0% (7.36% as of September 30, 2025) and are secured by a lien on substantially all of the assets of the Loan Parties and guaranteed by ASHS.

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

The long-term debt on the condensed consolidated balance sheets related to the Term Loan, DDTL, Revolving Line, Supplemental Term Loan and Second Supplemental Term Loan was $16,933,000 and $18,462,000 as of September 30, 2025 and December 31, 2024, respectively.  The Company capitalized debt issuance costs of $0 and $97,000 as of September 30, 2025 and December 31, 2024, related to the issuance of the Supplemental Term Loan and Second Supplemental Term Loan.

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

On September 30, 2025, the Company received a limited waiver from Fifth Third with respect to its failure to be in compliance with the maximum funded debt to EBITDA ratio covenant in the Credit Agreement as of June 30, 2025 and with respect to the delivery of items following the closing of the Second Amendment. The Loan Parties are in compliance with the Credit Agreement as of  September 30, 2025.

The loan entered into with United States International Development Finance Corporation (“DFC”) in connection with the acquisition of GKCE in June 2020 (the “DFC Loan”) was obtained through the Company’s wholly-owned subsidiary, HoldCo and is guaranteed by GKF. The DFC Loan is secured by a lien on GKCE’s assets. The first tranche of the DFC Loan was funded in June 2020. During the fourth quarter of 2023, the second tranche of the DFC loan was funded to finance the equipment upgrade in Ecuador. The amount outstanding under the first tranche of the DFC Loan is payable in 29 quarterly installments with a fixed interest rate of 3.67%.  The amount outstanding under the second tranche of the DFC Loan is payable in 16 quarterly installments with a fixed interest rate of 7.49%. The long-term debt on the condensed consolidated balance sheets related to the DFC Loan was $1,313,000 and $1,806,000 as of September 30, 2025 and December 31, 2024, respectively.

The DFC Loan contains customary covenants including without limitation, requirements that HoldCo maintain certain financial ratios related to liquidity and cash flow as well as depository requirements. On March 28, 2024, HoldCo received a waiver and amendment from DFC for certain covenants as of December 31, 2023 and through December 31, 2024 and amended other covenants and definitions permanently. On March 3, 2025, the Company received an additional waiver from DFC for certain covenants as of December 31, 2024 and through December 31, 2025. HoldCo was in compliance with all debt covenants pursuant to the DFC Loan as amended and waived at September 30, 2025.

In November and December 2024, GKCE obtained two loans with banks locally in Ecuador (the “GKCE Loans”).  The GKCE Loans carry interest rates of 12.60% and 12.78% and are payable in twelve and thirty-six equal monthly installments of principal and interest, respectively.  Total long-term debt on the condensed consolidated balance sheets related to the GKCE Loans was $66,000 and $145,000 as of September 30, 2025 and December 31, 2024, respectively.  The Company did not capitalize any debt issuance costs related to the GKCE Loans.

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

As of September 30, 2025, long-term debt on the condensed consolidated balance sheets was $18,184,000. See Note 3 - Long Term Debt to the condensed consolidated financial statements for additional information.

Commitments

As of September 30, 2025, the Company had commitments to purchase and install two Leksell Gamma Knife Esprit Systems (“Esprit”) and two Linear Accelerator (“LINAC”) systems. The Esprit upgrades and one LINAC installation are anticipated to occur in the first or second quarter of 2026 or later at existing customer sites. The remaining LINAC is reserved for a future customer site. Total Gamma Knife and LINAC commitments as of September 30, 2025 were $7,884,000. There are no deposits on the condensed consolidated balance sheets related to these commitments as of September 30, 2025, nor are there any penalties if the Company decides to not execute these commitments. It is the Company’s current intent to finance substantially all of these commitments. There can be no assurance that financing will be available for the Company’s current or future projects, or at terms that are acceptable to the Company. However, the Company currently has cash on hand of $5,345,000 and capacity under its Revolving Line of $7,000,000 and is actively engaged with financing resources to fund these projects. The Company borrowed $2,000,000 on the Revolving Line as of September 30, 2025, which was repaid in October 2025.

On September 4, 2022, the Company entered into a Maintenance and Support Agreement with Mevion Medical Systems, Inc. (“Mevion”), which provides for maintenance and support of the Company’s PBRT unit at Orlando Health from September 2022 through April 2026.  The maintenance for the final service period, September 2025 through April 2026, is $1,184,000.

As of September 30, 2025, the Company had commitments to service and maintain its Gamma Knife, LINAC, and PBRT equipment. The service commitments are carried out via contracts with Mevion, Elekta, Solutech and Mobius Imaging, LLC. The Company’s commitment to purchase one LINAC system also includes a 5-year agreement to service the equipment, respectively. Total service commitments as of September 30, 2025 were $6,870,000. The Gamma Knife and certain other service contracts are paid monthly, as service is performed. The Company believes that cash flow from cash on hand and operations will be sufficient to cover these payments.

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

The following table summarizes related party activity for the three and nine-month periods ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Equipment purchases and de-install costs	$1,243,000	$524,000	$4,412,000	$3,461,000
Costs incurred to maintain equipment	278,000	170,000	729,000	510,000
Total related party transactions	$1,521,000	$694,000	$5,141,000	$3,971,000

The Company also had commitments to purchase and install two Esprit units, two LINACs, and service the related equipment of $11,045,000 as of September 30, 2025.

Related party liabilities on the condensed consolidated balance sheets consist of the following as of September 30, 2025 and December 31, 2024

	September 30,	December 31,
	2025	2024
Accounts payable, asset retirement obligation and other accrued liabilities	$1,471,000	$2,270,000

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage or prepayment features. The Company does not have affiliation with partnerships, trusts or other entities whose purpose is to facilitate off-balance sheet financial transactions or similar arrangements, and therefore has no exposure to the financing, liquidity, market or credit risks associated with such entities. At September 30, 2025, the Company had no significant long-term, market-sensitive investments.

Item 4.    Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the Company and its subsidiaries is communicated to the principal executive officer and our principal financial officer. Based on that evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective due to the material weakness in our internal controls over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2024, with respect to the Company having an insufficient number of personnel and resources with experience to create a proper control environment.

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

The Company’s remediation plan related to the material weakness in our internal controls identified are to hire sufficient personnel with accounting and financial reporting experience to augment its current staff and to improve the timeliness of our overall effectiveness of the Company’s closing and financial reporting processes, including as described in this paragraph. As previously disclosed, on December 19, 2024, the Company appointed a new Chief Financial Officer who also serves as the Company’s principal financial officer and principal accounting officer. The new Chief Financial Officer has extensive experience and expertise in billing and collections for radiation therapy facilities.  During 2024, the Company outsourced its billing cycle for its Rhode Island facilities.  In May 2025, the Company hired a Director of Revenue Cycle Management and effective June 1, began preparing to process the Rhode Island revenue cycle internally.  Two additional staff members have been hired to support this process internally as well. While this process is still new, the Company expects this change to provide more control and efficiency to this process overall.  Also, during the first and second quarters of 2025, the Company utilized resources from a staffing agency and hired an Accounting Manager on a full-time basis in late March 2025 in addition to using third party accounting consulting services.  The Company will continue to assess the need for additional resources, especially in the finance and accounting areas, as the Company’s business continues to grow and expand.

The primary element of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. As management continues to evaluate and work to improve our internal control over financial reporting, management may determine it is necessary to take additional measures to address the material weakness.

Except for the continued implementation of the remediation plan described above, there were no other changes in our internal control over financial reporting during the three-month period ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information.

During the three-month period ended September 30, 2025, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K

Item 6.    Exhibit Index

Incorporated by reference herein
Exhibit Number		Description	Form	Exhibit	Date
10.1	*	Limited Waiver between Fifth Third Bank, National Association, and American Shared Hospital Services, PBRT Orlando, LLC, GK Financing, LLC, and American Shared Radiosurgery Services
31.1	*	Certification of Principal Executive Officer pursuant to Rule 13a-14a/15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer pursuant to Rule 13a-14a/15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	ǂ	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline Instance XBRL contained in Exhibit 101

	*	Filed herewith.
	ǂ	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SHARED HOSPITAL SERVICES

Registrant

Date:	November 14, 2025	/s/ Raymond C. Stachowiak
Raymond C. Stachowiak
Executive Chairman of the Board (principal executive officer)

Date:	November 14, 2025	/s/ Raymond S. Frech
Raymond S. Frech
Chief Financial Officer (principal financial and principal accounting officer)