Form 10-Q/A
period 2025-09-30
AMERICAN SHARED HOSPITAL SERVICES
filed 2026-01-16
CIK 744825

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

As of January 8, 2025, there were outstanding 6,568,000 shares of the registrant’s common stock.

EXPLANATORY NOTE

American Shared Hospital Services (“ASHS”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amended 10-Q”) to amend and restate its Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, originally filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2025 (the “Original 10-Q”).

Purpose of Amendment and Restatement

The purpose of this Amended 10-Q is to restate the unaudited condensed balance sheet of ASHS and its subsidiaries (the “Company”) and restate certain footnotes that were part of the Company’s previously issued financial statements as of September 30, 2025 (the “Previous Financial Statements”), included in the Original 10-Q, which the Audit Committee of the Board of Directors of ASHS, after discussion with management and Baker Tilly US, LLP, the independent registered public accounting firm of ASHS, concluded should no longer be relied upon as it relates to the classification of the Company’s indebtedness as of September 30, 2025.

As discussed in Note 3 to the condensed consolidated financial statements included in this Amended 10-Q (the “Restated Financial Statements”), the Company has incurred indebtedness under (i) that certain Credit Agreement, dated as of April 9, 2021 (as amended from time to time, the “Credit Agreement”), entered into by ASHS and certain of its subsidiaries (the “Loan Parties”) with Fifth Third Bank, National Association (“Fifth Third”), and (ii) that certain Loan Agreement, dated February 21, 2020 (as amended from time to time, the “DFC Loan”; together with the Credit Agreement, the “Credit Agreements”), entered into by an ASHS subsidiary, HoldCo GKC S.A. (“HoldCo”), with United States International Development Finance Corporation (“DFC”). The Company’s unaudited condensed balance sheet as of September 30, 2025, included in the Original 10-Q, classified all of the Company’s debt under the Credit Agreements (except the current portion thereof), consisting of an aggregate of $8,631,000 as of September 30, 2025, as long-term debt. As previously disclosed by the Company in a Current Report on Form 8-K filed with the SEC on December 16, 2025, on December 10, 2025, the Company received notice from Fifth Third asserting that an Event of Default (as defined in the Credit Agreement) had occurred under the Credit Agreement due to a failure to maintain unrestricted domestic cash and Cash Equivalents (as defined in the Credit Agreement) of at least an aggregate of $5,000,000 for the fiscal quarter ended September 30, 2025, and not due to a payment default. As disclosed by the Company in a Current Report on Form 8-K filed with the SEC on January 2, 2026, the Company determined that its non-compliance with the Credit Agreement could be deemed to have resulted in an Event of Default (as defined in the DFC Loan) under the DFC Loan. Although the Company is currently in discussions with Fifth Third regarding a waiver and an amendment to the Credit Agreement, there can be no assurances regarding the outcome of such discussions. As of the date of this Amended 10-Q, neither Fifth Third nor DFC have accelerated the obligations of the Loan Parties or HoldCo under the Credit Agreements or any related loan documents.

Based on the foregoing, the Company has determined that the restatement of the Previous Financial Statements and the filing of this Amended 10-Q are necessary to: (i) reclassify $8,631,000 of debt under the Credit Agreements from long-term debt to a current liability in its entirety on the Company’s unaudited condensed balance sheet included in the Restated Financial Statements; (ii) state in the footnotes to the Restated Financial Statements that the Company is not in compliance with the Credit Agreements as of September 30, 2025 (correcting a statement to the contrary made in the footnotes to the Previous Financial Statements); (iii) make certain disclosures in the Restated Financial Statements and the footnotes about the Company’s ability to continue as a going concern, and (iv) make related disclosures throughout this Amended 10-Q.

Going-Concern Consideration

As long as the Company remains in default under the Credit Agreements, Fifth Third and DFC could accelerate all payment obligations under the Credit Agreements. If Fifth Third or DFC were to accelerate all payment obligations under the Credit Agreements as a result of the defaults thereunder, the Company would not have sufficient cash on hand to satisfy such accelerated payment obligations. As a result, these conditions raise substantial doubt about the Company’s ability to continue as a going concern

The debt-classification error in the Previous Financial Statements had no impact on the Company’s cash and cash equivalent balances or total assets as of September 30, 2025. It also had no impact on the Company’s condensed consolidated statement of operations, including total operating revenues and operating expenses, its net loss, its condensed consolidated statements of cash flows, including total cash flows, its condensed consolidated statements of shareholders’ equity, or any non-GAAP measure reported.

For additional information related to the restatement of the Previous Financial Statements, see Note 11, “Restatement of Previously Issued Unaudited Interim Condensed Consolidated Financial Statements,” to the Restated Financial Statements included in this Amended 10-Q. Additionally, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this Amended 10-Q has been amended to reflect the effect of the reclassification of debt described above.

The following items in this Amended 10-Q have been amended as a result of, and to reflect, the restatement of the Company’s Previous Financial Statements and the debt reclassification described above (collectively, the “Company”):

●	Part I, Item 1, Financial Statements;
●	Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Result of Operations; and
●

Part II, Item 6, Exhibits, which contains updated certifications attached as Exhibits 31.1 and 32.1, executed as of the date of this Amended 10-Q by the Company’s Principal Executive Officer and Principal Financial Officer, as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002.

For the convenience of the reader, this Amended 10-Q amends and restates the Original 10-Q in its entirety. However, except as described above, this Amended 10-Q does not materially amend, update, or modify any other disclosures in the Original 10‑Q. In addition, the information contained in this Amended 10-Q does not reflect events occurring after the Original 10-Q and does not modify or update the disclosures therein, except to reflect the effects of the restatement. This Amendment No. 1 should be read in conjunction with the Company’s other filings with the SEC.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As Restated
ASSETS	September 30, 2025	December 31, 2024
Current assets:
Cash and cash equivalents	$5,095,000	$11,025,000
Restricted cash	250,000	250,000
Accounts receivable, net of allowance for credit losses of $380,000 and $265,000 at September 30, 2025 and at December 31, 2024	11,806,000	11,610,000
Tax receivables	1,363,000	550,000
Other receivables	545,000	495,000
VAT receivable	904,000	8,000
Prepaid maintenance	42,000	1,392,000
Prepaid expenses and other current assets	586,000	928,000

Total current assets	20,591,000	26,258,000

Property and equipment, net	32,285,000	31,125,000
Land	1,305,000	19,000
Goodwill	1,265,000	1,265,000
Intangible asset	78,000	78,000
Right of use assets, net	3,750,000	1,015,000
Other assets	355,000	437,000

Total assets	$59,629,000	$60,197,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,107,000	$1,562,000
Employee compensation and benefits	593,000	1,368,000
Other accrued liabilities	2,069,000	1,888,000
Related party liabilities	521,000	1,320,000
Asset retirement obligations, related party (includes $250,000 and $250,000 non-related party at September 30, 2025 and December 31, 2024)	1,200,000	1,200,000
Current portion of lease liabilities	128,000	226,000
Line of credit	2,000,000	-
Current portion of long-term debt, net	18,184,000	2,841,000

Total current liabilities	25,802,000	10,405,000

Long-term lease liabilities, less current portion	4,304,000	1,500,000
Long-term debt, net, less current portion	-	17,341,000
Deferred income taxes	924,000	924,000

Total liabilities	31,030,000	30,170,000

Commitments (see Note 8)

Shareholders' equity:
Common stock, no par value (10,000,000 authorized shares; Issued and outstanding shares - 6,510,000 at September 30, 2025 and 6,420,000 at December 31, 2024)	10,763,000	10,763,000
Additional paid-in capital	8,909,000	8,605,000
Retained earnings	4,893,000	5,815,000
Total equity-American Shared Hospital Services	24,565,000	25,183,000
Non-controlling interests in subsidiaries	4,034,000	4,844,000
Total shareholders' equity	28,599,000	30,027,000

Total liabilities and shareholders' equity	$59,629,000	$60,197,000

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

Restatement - See Note 11, “Restatement of Previously Issued Unaudited Interim Condensed Consolidated Financial Statements,” for additional information regarding the reclassification of certain long-term debt included in the Company’s previously issued unaudited condensed balance sheet that was part of the Company’s previously issued financial statements as of September 30, 2025 (the “Previous Financial Statements”).

Liquidity - On April 9, 2021, ASHS, Orlando, GKF (together with ASHS and Orlando, the “Borrowers”), and ASRS (together with the Borrowers, collectively, the “Loan Parties”) entered into a five-year $22,000,000 credit agreement (the “Credit Agreement”) with Fifth Third Bank, N.A. (“Fifth Third”).  The loan entered into with United States International Development Finance Corporation (“DFC”) in connection with the acquisition of GKCE in June 2020 (the “DFC Loan”; together with the Credit Agreement, the “Credit Agreements”) was obtained through the Company’s wholly-owned subsidiary, HoldCo and is guaranteed by GKF. On December 10, 2025, the Loan Parties received a notice from Fifth Third asserting that an Event of Default occurred under the Credit Agreement due to the Borrower's failure to maintain minimum unrestricted domestic cash of at least an aggregate of $5,000,000.  See Note 3 - “Long Term Debt Financing” for additional information.  Due to the Event of Default, the Company determined that it misclassified $8,631,000 of debt in its Previous Financial Statements and that the debt should be classified as a current liability in its entirety on the Company’s condensed consolidated balance sheet as of September 30, 2025.

The Company reassessed its ability to continue as a going concern in light of the debt-classification error.  As long as the Company remains in default under the Credit Agreements, Fifth Third and DFC could accelerate all payment obligations under the Credit Agreements. If Fifth Third or DFC were to accelerate all payment obligations under the Credit Agreements as a result of the defaults thereunder, the Company would not have sufficient cash on hand to satisfy such accelerated payment obligations. As a result, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The Company believes it will be able to refinance or negotiate an extension to the Credit Agreement, however, if the Company is unable to do so, the Company’s liquidity will be adversely impacted and the Company’s ability to satisfy all of its commitments over the next twelve months in accordance with their current terms would be jeopardized. As a result of these conditions, in connection with management’s assessment of going-concern considerations in accordance with ASC 205-40 Presentation of Financial Statements - Going Concern, management has determined that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern, should Fifth Third and DFC accelerate all payment obligations. The Company’s unaudited condensed balance sheet, the (“Restated Financial Statements”) do not contain any adjustments that might result from the uncertainty regarding the Company’s ability to continue as a going concern.

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

Note 3.    Long-Term Debt Financing

On April 9, 2021, ASHS, the Borrowers and the Loan Parties entered into a five-year $22,000,000 Credit Agreement with Fifth Third Bank, N.A. Unless otherwise stated, capitalized terms that are used but not defined in this Note 3 have the meanings given to them in the Credit Agreement. The Credit Agreement includes three loan facilities. The first loan facility is a $9,500,000 term loan (the “Term Loan”) which was used to refinance the domestic Gamma Knife debt and finance leases, and associated closing costs. The second loan facility of $5,500,000 is a delayed draw term loan (the “DDTL”) which was used to refinance the Company’s PBRT finance leases and associated closing costs, as well as to provide additional working capital. The third loan facility provides for a $7,000,000 revolving line of credit (the “Revolving Line”) available for future projects and general corporate purposes. The Company had outstanding borrowings of $2,000,000 on the Revolving Line as of  September 30, 2025, which was repaid in October 2025. The facilities have a five-year maturity, which mature on April 9, 2026, carry a floating interest rate based on the Secured Overnight Financing Rate (“SOFR”) plus 3.0% (7.36% as of September 30, 2025), and are secured by a lien on substantially all of the assets of the Loan Parties and guaranteed by ASHS.

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

The Credit Agreement contains customary covenants and representations, including without limitation, a minimum fixed charge coverage ratio of 1.25 and maximum funded debt to EBITDA ratio of 3.0 to 1.0 (tested on a trailing twelve-month basis at the end of each fiscal quarter), an obligation that the Company maintain $5,000,000 of unrestricted domestic cash, reporting obligations, limitations on dispositions, changes in ownership, mergers and acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and capital expenditures.

On September 30, 2025, the Company received a limited waiver from Fifth Third with respect to its failure to be in compliance with the maximum funded debt to EBITDA ratio covenant in the Credit Agreement as of June 30, 2025 and with respect to the delivery of items following the closing of the Second Amendment.

On December 10, 2025, the Loan Parties received a notice from Fifth Third (i) asserting that an Event of Default occurred under the Credit Agreement due to the failure of the Borrowers to maintain minimum unrestricted domestic cash and cash equivalents of at least an aggregate of $5,000,000 for the fiscal quarter ending September 30, 2025 (the “Specified Event of Default”), and (ii) informing the Loan Parties that Fifth Third has suspended the Revolving Loan Commitment with respect to additional Revolving Loan Advances. In addition to confirming that Fifth Third has not waived the Specified Event of Default or any other Event of Default, the notice reserves all of Fifth Third’s other rights, powers, privileges, and remedies under the Credit Agreement, the other Loan Documents, applicable law, and otherwise with respect to any Event of Default, including but not limited to Fifth Third’s right to accelerate the Borrowers’ payment obligations in respect of all Advances and other Obligations owing under the Credit Agreement and to repossess, liquidate, or take any other action with respect to any or all Collateral.

The Company’s original unaudited condensed balance sheet as of September 30, 2025, included in the Previous Financial Statements, classified all of the Company’s debt under the Credit Agreement (except the current portion thereof), consisting of an aggregate of $7,947,000 as of September 30, 2025, as long-term debt. As a result of the Specified Event of Default, on December 27, 2025, the Company determined that the Loan Parties’ debt under the Credit Agreement should be reclassified from long-term debt to a current liability in its entirety on the Restated Financial Statements.

Due to the Specified Event of Default described above, the Loan Parties are not in compliance with the Credit Agreement as of  September 30, 2025. As of the date of the restated condensed consolidated financial statements, Fifth Third has not accelerated the obligations of the Loan Parties under the Credit Agreement or other Loan Documents. ASHS is currently in discussions with Fifth Third regarding a waiver and an amendment to the Credit Agreement. However, there can be no assurances regarding the outcome of such discussions.

The loan entered into with DFC in connection with the acquisition of GKCE in June 2020 was obtained through the Company’s wholly-owned subsidiary, HoldCo and is guaranteed by GKF. The DFC Loan is secured by a lien on GKCE’s assets. The first tranche of the DFC Loan was funded in  June 2020. During the fourth quarter of 2023, the second tranche of the DFC loan was funded to finance the equipment upgrade in Ecuador. The amount outstanding under the first tranche of the DFC Loan is payable in 29 quarterly installments with a fixed interest rate of 3.67%.  The amount outstanding under the second tranche of the DFC Loan is payable in 16 quarterly installments with a fixed interest rate of 7.49%. The long-term debt on the condensed consolidated balance sheets related to the DFC Loan was $1,313,000 and $1,806,000 as of September 30, 2025 and December 31, 2024, respectively.

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

As a result of the Loan Parties’ default under the Credit Agreement with Fifth Third discussed above, ASHS has determined that the non-compliance with the Credit Agreement could be deemed to have resulted in an Event of Default (as defined in the DFC Loan) under the DFC Loan (the “Potential Event of Default”). However, as of the date of the Restated Financial Statements, DFC has not delivered any notice to HoldCo or ASHS asserting the occurrence of an Event of Default or sought to exercise any remedies it may have under the DFC Loan. The Company’s original unaudited condensed balance sheet as of September 30, 2025, included in the Previous Financial Statements, classified all of the Company’s debt under the DFC Loan (except the current portion thereof), consisting of an aggregate of $653,000 as of September 30, 2025, as long-term debt. As a result of the Potential Event of Default, on December 27, 2025, the Company determined that HoldCo’s debt under the DFC Loan should be reclassified from long-term debt to a current liability in its entirety on the Company’s unaudited condensed balance sheet.

Due to the Potential Event of Default described above, HoldCo may be deemed to not be in compliance with the DFC Loan as of  September 30, 2025.

Given Fifth Third’s assertion that an Event of Default has occurred under the Credit Agreement and the resulting determination by ASHS that a Potential Event of Default may have occurred under the DFC Loan for the quarter ended September 30, 2025, the Company determined that it misclassified $8,631,000 of debt in its Previous Financial Statements and that the debt should be reclassified as a current liability in its entirety on the Company’s balance sheet as opposed to long-term debt. The unaudited condensed balance sheet as of September 30, 2025, included in the Restated Financial Statements reflect such reclassification of debt. See Note 11, “Restatement of Previously Issued Unaudited Interim Condensed Consolidated Financial Statements,” for additional information.

The Company’s failure to comply with the covenants under the Credit Agreements could result in the Company’s credit commitments being terminated and the principal of any outstanding borrowings, together with any accrued but unpaid interest, under the Credit Agreements could be declared immediately due and payable. Furthermore, the lenders under the Credit Agreements could also exercise their rights to take possession of, and to dispose of, the collateral securing the credit facilities and loans and could pursue additional default remedies upon default as set forth in each such agreement.

As long as the Company remains in default under the Credit Agreements, Fifth Third and DFC could accelerate all payment obligations under the Credit Agreements. If Fifth Third or DFC were to accelerate all payment obligations under the Credit Agreements as a result of the defaults thereunder, the Company would not have sufficient cash on hand to satisfy such accelerated payment obligations. As a result, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The accretion of debt issuance costs for the three and nine-month periods ended September 30, 2025 was $24,000 and $103,000 compared to $19,000 and $77,000 for the same periods in the prior year, respectively. As of September 30, 2025 and December 31, 2024, the unamortized deferred issuance costs on the condensed consolidated balance sheet was $128,000 and $231,000, respectively.

The following table reflects the annual maturities of the Company’s debt obligations. As of September 30, 2025, long-term debt on the condensed consolidated balance sheets was $18,184,000, all of which was classified as a current liability in the Restated Financial Statements.  As noted above, the Company was not in compliance with the financial covenants as required by the Credit Agreements and therefore long-term debt under the Credit Agreements was reclassified from long-term debt to a current liability in its entirety.  The following are contractual maturities of long-term debt as of  September 30, 2025, excluding deferred issuance costs of $128,000:

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

Note 11. Restatement of Previously Issued Unaudited Interim Condensed Consolidated Financial Statements

On December 27, 2025, the Company concluded that the unaudited condensed balance sheet that was part of the Company’s Previous Financial Statements as of September 30, 2025, should no longer be relied upon as it relates to the classification of the Company’s indebtedness as of September 30, 2025, due to the reasons described in Note 3. “Long Term Debt Financing”. For such reasons, the Company determined that the Previous Financial Statements should be replaced with the Restated Financial Statements to (i) reclassify $8,631,000 of debt under the Credit Agreements with Fifth Third and DFC from long-term debt to a current liability in its entirety on the Company’s unaudited condensed balance sheet as of September 30, 2025, (ii) state in the footnotes to the Restated Financial Statements that the Company is not in compliance with the Credit Agreements as of September 30, 2025, and (iii) make certain disclosures in the Restated Financial Statements and the footnotes about the Company’s ability to continue as a going concern. The Company evaluated the materiality of the debt-classification error qualitatively and quantitatively in accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements, and determined the effect of the reclassification of debt under the Credit Agreements was material for the quarter ended September 30, 2025. The Company restated its Previous Financial Statements for such period in the Restated Financial Statements in accordance with ASC 250 Accounting Changes and Error Corrections.

The debt-classification error described above had no impact on the Company’s cash and cash equivalent balances or total assets as of September 30, 2025. It also had no impact on the Company’s condensed consolidated statement of operations, including total operating revenues and operating expenses, its net loss, its condensed consolidated statements of cash flows, including total cash flows, or its condensed consolidated statements of shareholders’ equity.

The following table summarizes the adjustments to the Company’s unaudited condensed balance sheet as of September 30, 2025, resulting from the reclassification of debt under the Credit Agreements from long-term debt to a current liability in its entirety.

Condensed Consolidated Balance Sheets

	As of September 30, 2025 (Unaudited)
	Originally Reported	Restatement Adjustment	As Restated
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt, net	$9,553,000	$8,631,000	$18,184,000
All other current liabilities	7,618,000	-	7,618,000

Total current liabilities	17,171,000	8,631,000	25,802,000

Long-term lease liabilities, less current portion	4,304,000	-	4,304,000
Long-term debt, net, less current portion	8,631,000	(8,631,000)	-
Deferred income taxes	924,000	-	924,000

Total liabilities	$31,030,000	$-	$31,030,000

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

Restatement

This Amended 10-Q amends and restates the Company’s Original 10-Q for the quarter ended September 30, 2025. This Amended 10-Q contains a restatement of the Company’s condensed consolidated financial statements as of September 30, 2025, and related financial information to correct an accounting error in the Company’s unaudited condensed balance sheet regarding the classification of the Company’s debt under the Credit Agreements with Fifth Third and DFC.

The correction of the error on the Company’s unaudited condensed balance sheet as of September 30, 2025, has resulted in the reclassification of approximately $8,631,000 from long-term debt to a current liability in its entirety as of September 30, 2025. All amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations have been corrected, as appropriate, for the effects of the restatement. The Company’s balance sheet as of December 31, 2024, and statements of operations and statements of cash flows for the relevant periods have not been affected by the restatement.  See the Company’s Going Concern Consideration further along in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Working Capital

The Company had negative working capital at September 30, 2025 of $5,211,000 compared to working capital of $15,853,000 at December 31, 2024. The $21,064,000 decrease in working capital was primarily due to decreasing cash, advances on the Revolving Line and an increase in the current portion of long-term debt, net, specifically following the event of default under the Credit Agreements. The Company’s Credit Agreement with Fifth Third matures in April 2026, and, although the Company is optimistic it will be able to refinance or negotiate an extension to the Credit Agreement, if the Company is unable to do so, the Company’s liquidity will be adversely impacted and the Company’s ability to satisfy all of its commitments over the next twelve months in accordance with their current terms would be jeopardized. See additional discussion in the “Commitments” section below. The Company, in the past, has secured financing for its Gamma Knife and radiation therapy units. The Company has secured financing for its projects from several lenders and anticipates that it will be able to secure financing on future projects from these or other lending sources, but there can be no assurance that financing will continue to be available on acceptable terms. Furthermore, if the Company’s payment obligations under the Credit Agreements become accelerated due to the events of default under such agreements, the Company would not have sufficient cash on hand, cash flow from operations, and other cash resources to satisfy such accelerated payment obligations, which raises substantial doubt about the Company’s ability to continue as a going concern. See additional discussion in the “Long-Term Debt” and “Going-Concern Consideration” sections below.

Long-Term Debt

On April 9, 2021, ASHS, Orlando, GKF (together with ASHS and Orlando, the “Borrowers”), and ASRS (together with the Borrowers, collectively, the “Loan Parties”) entered into a five-year $22,000,000 credit agreement (the “Credit Agreement”) with Fifth Third Bank, N.A. (“Fifth Third”). Unless otherwise stated, capitalized terms that are used but not defined here have the meanings given to them in the Credit Agreement. The Credit Agreement includes three loan facilities. The first loan facility is a $9,500,000 term loan (the “Term Loan”) which was used to refinance the domestic Gamma Knife debt and finance leases, and associated closing costs. The second loan facility of $5,500,000 is a delayed draw term loan (the “DDTL”) which was used to refinance the Company’s PBRT finance leases and associated closing costs, as well as to provide additional working capital. The third loan facility provides for a $7,000,000 revolving line of credit (the “Revolving Line”) available for future projects and general corporate purposes. The Company had outstanding borrowings of $2,000,000 on the Revolving Line as of September 30, 2025, which was repaid in October 2025. The facilities have a five-year maturity, which mature on April 9, 2026, carry a floating interest rate based on the Secured Overnight Financing Rate (“SOFR”) plus 3.0% (7.36% as of September 30, 2025), and are secured by a lien on substantially all of the assets of the Loan Parties and guaranteed by ASHS.

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

The Credit Agreement contains customary covenants and representations, including without limitation, a minimum fixed charge coverage ratio of 1.25 and maximum funded debt to EBITDA ratio of 3.0 to 1.0 (tested on a trailing twelve-month basis at the end of each fiscal quarter), an obligation that the Company maintain $5,000,000 of unrestricted domestic cash, reporting obligations, limitations on dispositions, changes in ownership, mergers and acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and capital expenditures.

On September 30, 2025, the Company received a limited waiver from Fifth Third with respect to its failure to be in compliance with the maximum funded debt to EBITDA ratio covenant in the Credit Agreement as of June 30, 2025 and with respect to the delivery of items following the closing of the Second Amendment.

On December 10, 2025, the Loan Parties received a notice from Fifth Third (i) asserting that an Event of Default occurred under the Credit Agreement due to the failure of the Borrowers to maintain minimum unrestricted domestic cash and cash equivalents of at least an aggregate of $5,000,000 for the fiscal quarter ending September 30, 2025 (the “Specified Event of Default”), and (ii) informing the Loan Parties that Fifth Third has suspended the Revolving Loan Commitment with respect to additional Revolving Loan Advances. In addition to confirming that Fifth Third has not waived the Specified Event of Default or any other Event of Default, the notice reserves all of Fifth Third’s other rights, powers, privileges, and remedies under the Credit Agreement, the other Loan Documents, applicable law, and otherwise with respect to any Event of Default, including but not limited to Fifth Third’s right to accelerate the Borrowers’ payment obligations in respect of all Advances and other Obligations owing under the Credit Agreement and to repossess, liquidate, or take any other action with respect to any or all Collateral.

The Company’s original unaudited condensed balance sheet as of September 30, 2025, included in the Previous Financial Statements that were part of the Original 10-Q, classified all of the Company’s debt under the Credit Agreement (except the current portion thereof), consisting of an aggregate of $7,947,000 as of September 30, 2025, as long-term debt. As a result of the Specified Event of Default, on December 27, 2025, the Audit Committee of the Board of Directors of ASHS (the “Audit Committee”) determined that the Loan Parties’ debt under the Credit Agreement should be reclassified from long-term debt to a current liability in its entirety on the Company’s unaudited condensed balance sheet, as it is classified in the Restated Financial Statements included in this Amended 10‑Q.

Due to the Specified Event of Default described above, the Loan Parties are not in compliance with the Credit Agreement as of September 30, 2025. As of the date of this Amended 10-Q, Fifth Third has not accelerated the obligations of the Loan Parties under the Credit Agreement or other Loan Documents. ASHS is currently in discussions with Fifth Third regarding a waiver and an amendment to the Credit Agreement. However, there can be no assurances regarding the outcome of such discussions.

The loan entered into with United States International Development Finance Corporation (“DFC”) in connection with the acquisition of GKCE in June 2020 (the “DFC Loan”; together with the Credit Agreement, the “Credit Agreements”) was obtained through the Company’s wholly-owned subsidiary, HoldCo and is guaranteed by GKF. The DFC Loan is secured by a lien on GKCE’s assets. The first tranche of the DFC Loan was funded in June 2020. During the fourth quarter of 2023, the second tranche of the DFC loan was funded to finance the equipment upgrade in Ecuador. The amount outstanding under the first tranche of the DFC Loan is payable in 29 quarterly installments with a fixed interest rate of 3.67%. The amount outstanding under the second tranche of the DFC Loan is payable in 16 quarterly installments with a fixed interest rate of 7.49%. The long-term debt on the condensed consolidated balance sheets related to the DFC Loan was $1,313,000 and $1,806,000 as of September 30, 2025 and December 31, 2024, respectively.

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

As a result of the Loan Parties’ default under the Credit Agreement with Fifth Third discussed above, ASHS has determined that the non-compliance with the Credit Agreement could be deemed to have resulted in an Event of Default (as defined in the DFC Loan) under the DFC Loan (the “Potential Event of Default”). However, as of the date of this Amended 10-Q, DFC has not delivered any notice to HoldCo or ASHS asserting the occurrence of an Event of Default or sought to exercise any remedies it may have under the DFC Loan. The Company’s original unaudited condensed balance sheet as of September 30, 2025, included in the Previous Financial Statements that were part of the Original 10-Q, classified all of the Company’s debt under the DFC Loan (except the current portion thereof), consisting of an aggregate of $653,000 as of September 30, 2025, as long-term debt. As a result of the Potential Event of Default, on December 27, 2025, the Audit Committee determined that HoldCo’s debt under the DFC Loan should be reclassified from long-term debt to a current liability in its entirety on the Company’s unaudited condensed balance sheet, as it is classified in the Restated Financial Statements included in this Amended 10-Q.

Due to the Potential Event of Default described above, HoldCo may be deemed to not be in compliance with the DFC Loan as of September 30, 2025.

Given Fifth Third’s assertion that an Event of Default has occurred under the Credit Agreement and the resulting determination by ASHS that a Potential Event of Default may have occurred under the DFC Loan for the quarter ended September 30, 2025, the Company determined that it misclassified $8,631,000 of debt in its Previous Financial Statements included in the Original 10‑Q and that the debt should be reclassified as a current liability in its entirety on the Company’s balance sheet as opposed to long-term debt. The unaudited condensed balance sheet as of September 30, 2025, included in the Restated Financial Statements that are part of this Amended 10-Q reflect such reclassification of debt. See Note 11, “Restatement of Previously Issued Unaudited Interim Condensed Consolidated Financial Statements,” for additional information.

The Company’s failure to comply with the covenants under the Credit Agreements could result in the Company’s credit commitments being terminated and the principal of any outstanding borrowings, together with any accrued but unpaid interest, under the Credit Agreements could be declared immediately due and payable. Furthermore, the lenders under the Credit Agreements could also exercise their rights to take possession of, and to dispose of, the collateral securing the credit facilities and loans and could pursue additional default remedies upon default as set forth in each such agreement.

As long as the Company remains in default under the Credit Agreements, Fifth Third and DFC could accelerate all payment obligations under the Credit Agreements. If Fifth Third or DFC were to accelerate all payment obligations under the Credit Agreements as a result of the defaults thereunder, the Company would not have sufficient cash on hand to satisfy such accelerated payment obligations. As a result, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

As of September 30, 2025, long-term debt on the condensed consolidated balance sheets was $18,184,000, all of which was classified as a current liability in the Restated Financial Statements included in this Amended 10-Q.  See Note 3 - Long Term Debt to the condensed consolidated financial statements for additional information.

Going-Concern Consideration

The Company believes it will be able to refinance or negotiate an extension to the Credit Agreement, however, if the Company is unable to do so, the Company’s liquidity will be adversely impacted and the Company’s ability to satisfy all of its commitments over the next twelve months in accordance with their current terms would be jeopardized. Despite management’s belief, as long as the Company remains in default under the Credit Agreements, Fifth Third and DFC could accelerate all payment obligations under the Credit Agreements. If such acceleration were to occur, the Company would not have sufficient cash on hand to satisfy the accelerated payment obligations. As a result of these conditions, in connection with management’s assessment of going-concern considerations in accordance with ASC 205-40 Presentation of Financial Statements - Going Concern, management has determined that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern, should Fifth Third and DFC accelerate all payment obligations. The Restated Financial Statements included in this Amended 10-Q do not contain any adjustments that might result from the uncertainty regarding the Company’s ability to continue as a going concern.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

None.

Item 1A.    Risk Factors

In connection with the matters discussed in this Amended 10-Q, the Company has updated and supplemented certain of the risk factors previously disclosed in Part 1, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, and has added additional risk factors, as set forth below. The risk factors below should be read together with the risk factors previously disclosed in such Annual Report on Form 10-K.

The Company has incurred debt and may need or desire to incur additional debt to finance its operations. If the Company is unable to utilize its existing debt facilities, or secure additional credit in the future by extending the terms of its current credit agreements or obtaining other debt financing from another lender, its operations and profits will be negatively impacted.

The Company’s business is capital intensive. On April 9, 2021, the Company and certain of its domestic subsidiaries entered into a five-year, $22,000,000 Credit Agreement with Fifth Third, which refinanced its existing domestic Gamma Knife portfolio.  On January 25, 2024, the Company and Fifth Third entered into the First Amendment which added an additional $2,700,000 term loan, and, on December 18, 2024, the Company entered into the Second Amendment which added another $7,000,000 term loan. In June 2020, the Company’s wholly-owned subsidiary, HoldCo, entered into the DFC Loan (together with the Credit Agreement, the “Credit Agreements”) in connection with the acquisition of GKCE. The first tranche of the DFC Loan was funded in June 2020 in the amount of $1,425,000. In October 2023, the second tranche of the DFC Loan was funded in the amount of $1,750,000.

The Company’s combined long-term debt, net, totaled $18,184,000 and $20,182,000 as of September 30, 2025 and December 31, 2024, respectively. The Credit Agreement is secured by a lien on substantially all of the assets of the Company and certain of its domestic subsidiaries, and the DFC Loan is secured by a lien on GKCE’s assets. The Credit Agreement includes a $7,000,000 Revolving Line available for future projects and general corporate purposes. Depending on the Company’s financing requirements and market conditions, the Company may seek to finance its operations by incurring additional long-term debt in the future. The Company’s current level of debt may adversely affect the Company’s ability to secure additional credit in the future and, as a result, may affect operations and profitability.

To secure additional credit, the Company may seek to enter into an extension of the Credit Agreements or to enter into a new facility with another lender. However, the Company may not be able to extend the terms of its Credit Agreements or to obtain other debt financing on terms that are favorable to the Company, if at all. If the Company is unable to obtain adequate financing or financing on satisfactory terms when required, the Company’s ability to support its business growth and to respond to business challenges could be significantly impaired, and its business may be harmed.

The Company’s operations and profitability may also be materially adversely affected in the event of a default under the Credit Agreements, which could result in the Company’s creditors accelerating the defaulted loan, seizing the Company’s assets with respect to which a default has occurred, and applying any collateral they may have at the time to cure the default. For a discussion of the potential adverse effects of an event of default under the Credit Agreements, see the risk factors below titled “Upon a default under the Credit Agreements, the Company may be subject to suspended borrowing abilities, accelerated payment obligations with respect to outstanding indebtedness, and other adverse consequences that would negatively affect the Company’s business, operations, and financial condition” and “The Company’s liquidity position and the potential acceleration of payment obligations under the Credit Agreements raise substantial doubt about the Company’s ability to continue as a going concern.”

The Company’s debt agreements contain restrictions that limit its flexibility in operating its business, which could have an adverse effect on its business and operations.

The Credit Agreement and the DFC Loan contain various restrictive covenants that limit the Company’s ability to engage in specified types of transactions. These covenants subject the Company to various restrictions that limit the Company from, among other activities, creating any unpermitted liens to exist on its assets, incurring additional indebtedness, causing a sale of all or substantially all of its assets, effecting a merger, paying dividends or other distributions on capital stock, redeeming shares of capital stock, engaging in transactions with affiliates, or undertaking lease obligations above certain thresholds. Moreover, under certain of our credit arrangements, we have granted the lender a security interest in Company assets as security for our obligations. Any new facility or loan agreement that the Company enters into in the future could subject the Company to additional restrictions on its business operations. These restrictions limit the Company’s flexibility in operating its business.

Upon an event of default under the Credit Agreements, the Company may be unable to utilize certain of its debt facilities, payment obligations may be accelerated, and the Company could be subject to other adverse consequences that would negatively affect the Company’s business, operations, and financial condition.

The Company is obligated to comply with certain financial-reporting requirements, financial ratios, and liquidity and leverage thresholds under certain covenants in the Credit Agreements. The Company’s ability to meet those affirmative covenants on an on-going basis can be affected by events beyond our control, including prevailing economic, financial market, and industry conditions, and the Company cannot give assurance that it will be able to satisfy such ratios and tests when required. A breach of any of these covenants could result in a default under the Credit Agreements. In December 2025 the Company was notified of an asserted default of a cash-maintenance covenant under the Credit Agreement with Fifth Third, as discussed in more detail below.

Upon the occurrence of an event of default, the lenders could elect to declare the amounts outstanding under the Credit Agreements immediately due and payable and take actions to enforce their security interest in certain Company assets such as seeking to take possession of, and to dispose of, the collateral securing the credit facilities and loans. The Company’s business, financial condition, and results of operations could be materially adversely affected as a result of any of those events. Each of these adverse consequences remains a possibility due to the defaults under the Credit Agreements described below.

As of December 31, 2023 and 2024, HoldCo was not in compliance with all of its debt covenants then in effect pursuant to the DFC Loan. However, on March 28, 2024, the Company obtained a waiver for the covenant non-compliance as of December 31, 2023. On March 3, 2025, the Company received an additional waiver from DFC for certain covenants as of December 31, 2024 and through December 31, 2025. However, if a waiver from DFC is required in the future for potential non-compliance (including due to the asserted event of default described below resulting from non-compliance with the Credit Agreement), DFC may be unwilling to provide a waiver and could, as a result, among other remedies, accelerate the repayment of the debt obligations outstanding under the DFC Loan, which could have a material adverse effect on the Company’s financial condition.

On December 10, 2025, the Company received notice from Fifth Third asserting that an event of default had occurred under the Credit Agreement due to a failure to satisfy a covenant requiring the maintenance of minimum unrestricted domestic cash and Cash Equivalents (as defined in the Credit Agreement) of at least an aggregate of $5,000,000 for the fiscal quarter ended September 30, 2025, and not due to a payment default (such default, the “Specified Event of Default”). As a result of the Specified Event of Default, the notice informed the loan parties to the Credit Agreement that Fifth Third had effectively suspended the borrowers’ ability to borrow additional amounts under the Revolving Line of the Credit Agreement.

The Company determined that the Specified Event of Default under the Credit Agreement could be deemed to have resulted in an event of default under the DFC Loan. Although, as of January 16, 2026, the Company is currently in discussions with Fifth Third regarding a waiver and an amendment to the Credit Agreement, there can be no assurances regarding the outcome of such discussions. Similarly, if an event of default occurred under the DFC Loan due to non-compliance under the Credit Agreement, there can be no assurance that DFC will be willing to provide a waiver. Despite the Company’s efforts to obtain waivers, DFC and Fifth Third could instead exercise their rights to accelerate the repayment of outstanding indebtedness under the Credit Agreements, among other remedies that would adversely affect the Company’s business, operations, and financial condition.

As of January 16, 2026, neither Fifth Third nor DFC has accelerated the obligations of the borrowers under the Credit Agreements or any related loan documents. However, unless and until the Company successfully negotiates a waiver or an agreement to amend, refinance, or replace the Credit Agreements, the possibility remains that Fifth Third and/or DFC will accelerate all payment obligations under the Credit Agreements and exercise the other adverse remedies available to them upon an event of default, including seizing the Company’s assets with respect to which a default has occurred and applying any collateral available at the time to cure the default.

If Fifth Third or DFC were to accelerate all payment obligations under the Credit Agreements, the Company would not have sufficient cash on hand to satisfy such accelerated payment obligations, which raises substantial doubt about the Company’s ability to continue as a going concern. See the risk factor below titled “The Company’s liquidity position and the potential acceleration of payment obligations under the Credit Agreements raise substantial doubt about the Company’s ability to continue as a going concern.”

The Company’s liquidity position and the potential acceleration of payment obligations under the Credit Agreements raise substantial doubt about the Company’s ability to continue as a going concern.

Due to the Specified Event of Default under the Credit Agreement and any resulting event of default that may be deemed to have occurred under the DFC Loan, the lenders could seek to accelerate the Company’s payment obligations under the Credit Agreements. Although, as of January 16, 2026, neither Fifth Third nor DFC has accelerated payment obligations under the Credit Agreements, there can be no assurance that they will not do so. If the Company’s payment obligations under the Credit Agreements are accelerated due to the event of default, the Company would likely not have sufficient cash on hand, cash flow from operations, and other cash resources to immediately satisfy the obligations.  As long as the Company remains in default under the Credit Agreements, and unless and until the Company successfully negotiates a waiver or an agreement to amend, refinance, or replace the Credit Agreements, the conditions described above raise substantial doubt about the Company’s ability to continue as a going concern. .

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

Item 6.    Exhibit Index

Incorporated by reference herein
Exhibit Number		Description	Form	Exhibit	Date
10.1	*	Limited Waiver between Fifth Third Bank, National Association, and American Shared Hospital Services, PBRT Orlando, LLC, GK Financing, LLC, and American Shared Radiosurgery Services	10-Q	10.1	11/14/2025
31.1	*	Certification of Principal Executive Officer pursuant to Rule 13a-14a/15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer pursuant to Rule 13a-14a/15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	ǂ	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline Instance XBRL contained in Exhibit 101

	*	Filed herewith.
	ǂ	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SHARED HOSPITAL SERVICES

Registrant

Date:	January 16, 2026	/s/ Raymond C. Stachowiak
Raymond C. Stachowiak
Executive Chairman of the Board (principal executive officer)

Date:	January 16, 2026	/s/ Raymond S. Frech
Raymond S. Frech
Chief Financial Officer (principal financial and principal accounting officer)