Form 10-K
period 2025-12-31
AMERICAN SHARED HOSPITAL SERVICES
filed 2026-03-31
CIK 744825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2025

or

☐	TRANSITION REPORT PURSUANT To SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________TO_______________.

Commission file number 1-08789

American Shared Hospital Services

(Exact name of registrant as specified in its charter)

California	94-2918118
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

601 Montgomery	Suite 850,	San Francisco,	California	94111-2619
(Address of Principal Executive Offices)				(Zip Code)

Registrant’s telephone number, including area code: (415) 788-5300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock No Par Value	AMS	NYSEAMER

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

As of June 30, 2025, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $11,889,000.

Number of shares of common stock of the registrant outstanding as of March 25, 2026: 6,602,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2026 Annual Meeting of Shareholders are incorporated by reference into Part II, Item 5 and Part III of this report.

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Annual Report on Form 10-K (this “Annual Report”) other than statements of historical information are “forward-looking statements.” The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability. Forward-looking statements may include words like we “believe”, “anticipate”, “target”, “expect”, “pro forma”, “estimate”, “intend”, “will”, “is designed to”, “plan” and words of similar meaning. Forward-looking statements describe our future plans, objectives, expectations or goals. Such statements address future events and conditions concerning and include, but are not limited to, such things as:

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

These forward-looking statements involve known and unknown risks that may cause our actual results in future periods to differ materially from those expressed in any forward-looking statement. Factors that could cause or contribute to such differences include, but are not limited to, such things as:

•	our level of debt
•	the limited market for our capital-intensive services
•	the impact of lowered federal reimbursement rates
•	the impact of U.S. health care reform legislation
•	competition and alternatives to our services
•	technological advances and the risk of equipment obsolescence
•	our significant investment in the proton beam radiation therapy business
•	restrictions in our debt agreements that limit our flexibility to operate our business
•	our ability to be in compliance with our debt covenants and repay our indebtedness
•	breaches in security of our information technology
•	the small and illiquid market for our stock

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

The Company currently provides Gamma Knife services through its 81% indirect interest in GK Financing, LLC, a California limited liability company (“GKF”) to seven medical centers in eight states in the United States, and owns and operates two Gamma Knife units at stand-alone facilities in Lima, Peru and Guayaquil, Ecuador. The remaining 19% of GKF is owned by GKV Investments, Inc. (“GKV Investments”), a wholly-owned U.S. subsidiary of Elekta AG, a Swedish company (“Elekta”). Elekta is the manufacturer of the Leksell Gamma Knife® (the “Gamma Knife”), which is a radiosurgery-treatment device that uses precise beams of gamma radiation to non-invasively target and remove lesions or tumors in the brain and treat various neurological disorders. GKF is a non-exclusive provider of alternative financing services for Leksell Gamma Knife units.

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

On April 27, 2022, the Company signed a Joint Venture Agreement with the principal owners of Radioterapia Guadalupe Amor y Bien S.A. de C.V. (“Guadalupe”) to establish AB Radiocirugia Y Radioterapia de Puebla, S.A.P.I. de C.V. of Puebla (“Puebla”) to treat public- and private-paying cancer patients. The Company and Guadalupe hold 85% and 15% ownership interests, respectively, in Puebla. Under the agreement, the Company is responsible for providing a linear accelerator (“LINAC”) upgrade to an Elekta Versa HD, and Guadalupe is accountable for all site modification costs.  The Company formed ASHS-Mexico on October 3, 2022 to establish Puebla.  Puebla was formed on December 15, 2022 and began treating patients in July 2024.

On November 10, 2023, the Company entered into an Investment Purchase Agreement (the “IPA”) with GenesisCare USA, Inc. (“GenesisCare”) and GenesisCare USA Holdings, Inc. (“GC Holdings”), pursuant to which GenesisCare agreed to sell to the Company its entire 60% equity interest in each of Southern New England Regional Cancer Center, LLC (“SNERCC”) and Roger Williams Radiation Therapy, LLC (“RWRT”; together with SNERCC, the “RI Companies”) and to assign certain payor contracts to the Company for a purchase price of $2,850,000 (such transaction, the “RI Acquisition”). Pursuant to amendments to the IPA entered into on April 18, 2024 and May 7, 2024, the Company purchased a GE Discovery RT CT Simulator from GenesisCare for $175,000, and GenesisCare agreed to transfer certain assets and payor contracts to the RI Companies rather than the Company. The parties closed the RI Acquisition on May 7, 2024.  Accordingly, activity from May 7, 2024 forward is included under direct patient services in the consolidated financial statements. See Note 12 - Rhode Island Acquisition to the consolidated financial statements for further information. The RI Companies operate three radiation therapy cancer centers in Rhode Island.  By acquiring the RI Companies, the Company further expanded its direct patient service business model in the United States and diversified its cancer treatment product offerings.

On April 9, 2024, Bristol was granted a Certificate of Need (a “CoN”) to provide radiation therapy services in Bristol, Rhode Island. On February 6, 2025, Bristol closed on the acquisition of certain parcels of real property located on Gooding Avenue, Bristol, Rhode Island for a purchase price of $1,185,000. The Company expects to construct a LINAC facility on this real property.  The Company anticipates the facility being built and treating its first patient in approximately 18 to 24 months.

On June 28, 2024, ASHS-Mexico signed a Joint Venture Agreement with Hospital San Javier, S.A. de C.V. (“HSJ”) to establish Instituto Gamma Knife San Javier Mexico S.A.P.I. de C.V. (“San Javier”) to provide radiosurgery services to public- and private-paying patients in Guadalajara, Mexico. The Company and HSJ will hold 70% and 30% ownership interests, respectively, in San Javier. Under the agreement, the Company is responsible for upgrading HSJ’s existing Gamma Knife Perfexion system to a Gamma Knife Esprit and paying 50% of all site modification costs required to install the Esprit.  The Company does not expect that San Javier will begin treating patients until mid to late 2026.

On December 10, 2024, RI PBRT was granted a CoN to acquire the technology necessary to construct and operate a freestanding proton beam radiation treatment (“PBRT”) system in Johnston, Rhode Island. The Company anticipates the facility being built and treating its first patient in approximately 36 months.

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

The Company was incorporated in the State of California in 1983 and its predecessor, Ernest A. Bates, M.D., Ltd. (d/b/a American Shared Hospital Services), a California limited partnership, was formed in June 1980. The Company went public in 1984 and its common stock is currently listed on the NYSE American Stock Exchange under the symbol “AMS”.

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

Proton Beam Radiation Therapy Operations

PBRT is an advanced alternative to traditional external beam, photon-based radiation delivered by LINACs. PBRT, first clinically introduced in the 1950s, has physics advantages compared to photon-based systems which allow PBRT to deliver higher radiation doses to the tumor with less radiation to healthy tissue. PBRT currently treats but is not limited to prostate, brain, spine, head and neck, lung, breast, gastrointestinal tract and pediatric tumors.

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

On March 13, 2026, the Company and Orlando Health, Inc. (“Orlando Health”) entered into Amendment Two to Proton Beam Radiation Therapy Lease Agreement (the “Amendment”).  The Amendment extends the term of the Proton Beam Radiation Therapy Lease Agreement dated October 18, 2006 between the Company and Orlando Health, as amended by Amendment One to Proton Beam Radiation Therapy Lease Agreement dated effective as of August 12, 2012 (the “Lease”) for an additional seven years commencing April 6, 2026 through April 5, 2033 (the “Extended Term”), and sets the lease payment terms during the Extended Term based on a technical component collection percentage with that percentage decreasing during certain of the twelve month periods of the Extended Term.  The Amendment amends certain other terms of the Lease and sets forth certain agreements between the parties with respect to the leased equipment, including (i) an option granted to Orlando Health whereby it may elect to purchase the leased equipment at the end of the lease term, including setting the purchase price and the period in which Orlando Health may exercise its option, (ii) matters related to the Company’s obligation to remove, at its expense, the leased equipment from Orlando Health at the end of the Extended Term in the event Orlando Health does not exercise its purchase option, and certain financial understandings of the parties related to that obligation, and (iii) maintenance and insurance coverage obligations of the parties.

Additional information on our operations can be found in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 1 - Business And Basis of Presentation” of the consolidated financial statements.

Gamma Knife Operations

Gamma Knife stereotactic radiosurgery, a non-invasive procedure, is an alternative to conventional brain surgery and/or radiation therapy. It can be an adjunct to conventional brain surgery, radiation therapy, or chemotherapy. Compared to conventional surgery, Gamma Knife radiosurgery usually is an out-patient procedure with lower risk of complications and can be provided at a lower cost. Typically, Gamma Knife patients resume their pre-surgical activities one or two days after treatment. The Gamma Knife Perfexion unit, which was introduced by Elekta in 2006, treats patients with 192 single doses of gamma rays that are focused with great precision on small and medium sized, well circumscribed and critically located structures in the brain. The Cobalt-60 sources converge at the target area and deliver a dose that is high enough to destroy the diseased tissue without damaging the surrounding healthy tissue. In 2015, Elekta introduced an upgrade to the Gamma Knife Perfexion unit called the Icon. In 2022, Elekta introduced an upgrade to the Icon, called the Esprit. Currently, all of the Company’s seven Gamma Knife units in the United States are Gamma Knife Perfexion units, five of which have the Esprit upgrade, and one of which has the Icon upgrade.  The Perfexion with Icon upgrade was completed in October 2020 for one of the Company’s U.S. Gamma Knife units. Five of the Company’s seven U.S. Gamma Knife units were upgraded to the Esprit in October 2023, January 2024, September 2024, January 2025, and April 2025 respectively. The Company’s Gamma Knife unit in Ecuador was upgraded in November 2023 to a Perfexion with Icon. The Company’s Gamma Knife unit in Peru was upgraded to a Gamma Knife Esprit in July 2025.

The Gamma Knife treats selected malignant and benign brain tumors, arteriovenous malformations, and functional disorders including trigeminal neuralgia (facial pain).

The Company, currently, has seven operating Gamma Knife units located in the United States and two in South America in Lima, Peru and Guayaquil, Ecuador, respectively. The Company’s first Gamma Knife commenced operation in September 1991. The Company’s Gamma Knife units performed 937 procedures in 2025 for a cumulative total of approximately 49,400 procedures from commencement through December 31, 2025.

Revenue from Gamma Knife services for the Company during each of the last two years ended December 31, and the percentage of total revenue of the Company represented by the Gamma Knife for each of the last two years, are set forth below:

Year Ended	Total Gamma Knife	Gamma Knife % of
December 31,	Revenue (in thousands)	Total Revenue
2025	$9,185	32.7%
2024	$9,716	34.3%

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

GKF’s profits and/or losses and any cash distributions are allocated based on membership interests. GKF’s operating agreement requires that it have a cash reserve of at least $50,000 before cash distributions are made to its members. From inception to December 31, 2025, GKF has distributed $50,815,000 to the Company and $11,920,000 to Elekta.

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

The Company’s typical fee per use leasing agreement is for a ten-year term. The fixed fee per use reimbursement amount that the Company receives from the customer is based on the Company’s cost to provide the service and the anticipated volume of the customer. The Gamma Knife contracts signed by the Company typically call for a fee ranging from $5,000 to $9,000 per procedure. There are no minimum volume guarantees required of the customer. In most cases, GKF is responsible for providing the Gamma Knife and related ongoing Gamma Knife equipment expenses (i.e., personal property taxes, insurance, and equipment maintenance) and helps fund the customer’s Gamma Knife marketing. The customer generally is obligated to pay site costs and the costs of operating the Gamma Knife. The customer can either renew the agreement or terminate the agreement at the end of the contractual term. If the customer chooses to terminate the agreement, then GKF may be responsible for removal of the equipment from the medical center.

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

Two customers individually accounted for approximately 26% and 31% of the Company’s total revenue in 2025, and two customers individually accounted for approximately 35% and 27% of the Company’s total revenue in 2024, respectively. At December 31, 2025, four locations accounted for 81% of total accounts receivable. At December 31, 2024, one location accounted for 32% of total accounts receivable.

MARKETING

The Company markets turn-key business solutions to cancer treatment centers, health systems, and cancer networks worldwide.  The Company works closely with its partners to develop and grow its cancer service lines and provide integrated cancer care to patients in a convenient local setting close to home. For facilities under joint venture arrangements, the Company and its joint venture partners share in the capital investment costs and profitability of the operations based on their ownership interests.

FINANCING

On April 9, 2021, ASHS, Orlando, GKF (together with ASHS and Orlando, the “Borrowers”), and ASRS (together with the Borrowers, collectively, the “Loan Parties”) entered into a five-year $22,000,000 credit agreement (the “Credit Agreement”) with Fifth Third Bank, N.A. (“Fifth Third”). Capitalized terms that are used but not defined in this “Financing” section have the meanings given to them in the Credit Agreement, as amended. The Credit Agreement includes three loan facilities (collectively, the “Facilities”). The first loan facility is a $9,500,000 term loan (the “Term Loan”) which was used to refinance the domestic Gamma Knife debt and finance leases and for associated closing costs. The second loan facility of $5,500,000 is a delayed draw term loan (the “DDTL”) which was used to refinance the Company’s PBRT finance leases and associated closing costs, as well as to provide additional working capital. The third loan facility provides a $7,000,000 revolving line of credit (the “Revolving Line”) available for future projects and general corporate purposes. The Facilities have a five-year maturity, which mature on April 9, 2026, and are secured by a lien on substantially all of the assets of the Loan Parties and are guaranteed by ASHS. ASHS is currently in discussions with Fifth Third regarding a potential extension of the maturity of the Facilities. However, there can be no assurance that Fifth Third will agree to such an extension or, if obtained, as to the terms or duration of any such extension. If ASHS is unable to obtain an extension of the maturity of the Facilities, the Company will not have sufficient cash on hand to repay the Facilities at maturity.

On January 25, 2024, the Loan Parties and Fifth Third entered into a First Amendment to the Credit Agreement (the “First Amendment”), which amended the Credit Agreement to add the Supplemental Term Loan in the aggregate principal amount of $2,700,000 (the “Supplemental Term Loan”). The proceeds of the Supplemental Term Loan were advanced in a single borrowing on January 25, 2024, and were used for capital expenditures related to the Company’s operations in Puebla, Mexico and other related transaction costs. The Supplemental Term Loan will mature on January 25, 2030 (the “Maturity Date”). Interest on the Supplemental Term Loan was payable monthly during the initial twelve-month period following the First Amendment Effective Date. Following such twelve-month period, the Company is required to make equal monthly payments of principal and interest to fully amortize the amount outstanding under the Supplemental Term Loan by the Maturity Date. The Supplemental Term Loan is secured by a lien on substantially all of the assets of ASHS and certain of its domestic subsidiaries. The First Amendment also replaced the LIBOR-based rates in the Credit Agreement with SOFR-based rates. Pursuant to the First Amendment, advances under the Credit Agreement bear interest at a floating rate per annum equal to SOFR plus 3.00%, subject to a SOFR floor of 0.00% (the “Applicable Rate”).

On December 18, 2024, the Company and Fifth Third entered into a Second Amendment to the Credit Agreement (the “Second Amendment”), which amended the Credit Agreement to add a new term loan in the aggregate principal amount of $7,000,000 (the “Second Supplemental Term Loan”). The proceeds of the Second Supplemental Term Loan were advanced in a single borrowing on December 18, 2024, and were used for capital expenditures related to the Company’s domestic Gamma Knife leasing operations and the RI Acquisition and related transaction costs. The Second Supplemental Term Loan will mature on December 18, 2029 (the “Second Maturity Date”). Interest on the Second Supplemental Term Loan was payable monthly during the initial twelve-month period following the Second Amendment Effective Date. Following such twelve-month period, the Company is required to make equal monthly payments of principal and interest to fully amortize the amount outstanding under the Second Supplemental Term Loan over a period of seven years. All unpaid principal of the Second Supplemental Term Loan and accrued and unpaid interest thereon is due and payable in full on the Second Maturity Date. The Second Supplemental Term Loan is secured by a lien on substantially all of the assets of ASHS and certain of its domestic subsidiaries. Advances under the Credit Agreement bear interest at the Applicable Rate established under the First Amendment.

The Credit Agreement contains customary covenants and representations, including without limitation, a minimum fixed-charge coverage ratio of 1.25 and maximum funded debt-to-EBITDA ratio of 3.0 to 1.0 (tested on a trailing twelve-month basis at the end of each fiscal quarter), an obligation that the Company maintain $5,000,000 of unrestricted domestic cash, reporting obligations, limitations on dispositions, changes in ownership, mergers and acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates, and capital expenditures.

On September 30, 2025, the Company received a limited waiver from Fifth Third with respect to its failure to be in compliance with the maximum funded debt-to-EBITDA ratio covenant in the Credit Agreement as of June 30, 2025 and with respect to the delivery of items following the closing of the Second Amendment.

As of September 30, 2025, the Company was not in compliance with its obligation to maintain minimum unrestricted domestic cash and Cash Equivalents of at least an aggregate of $5,000,000 (the “Minimum Cash Covenant”). On December 10, 2025, the Loan Parties received a notice from Fifth Third (i) asserting that an Event of Default occurred under the Credit Agreement due to the failure of the Borrowers to comply with the Minimum Cash Covenant for the fiscal quarter ending September 30, 2025 (the “September Event of Default”), and (ii) informing the Loan Parties that Fifth Third has suspended the Revolving Loan Commitment with respect to additional Revolving Loan Advances. In addition to confirming that Fifth Third has not waived the September Event of Default or any other Event of Default, the notice reserves all of Fifth Third’s other rights, powers, privileges, and remedies under the Credit Agreement, the other Loan Documents, applicable law, and otherwise with respect to any Event of Default, including but not limited to Fifth Third’s right to accelerate the Borrowers’ payment obligations in respect of all Advances and other Obligations owing under the Credit Agreement and to repossess, liquidate, or take any other action with respect to any or all Collateral.

As of December 31, 2025, the Company was not in compliance with the minimum fixed-charge coverage ratio, the maximum funded debt-to-EBITDA ratio, and the Minimum Cash Covenant required by the Credit Agreement (the “December Events of Default,” together with the September Event of Default, the “Financial Covenant Defaults”). The Company has notified Fifth Third of the December Events of Default, and as a result thereof, Fifth Third may exercise any of its rights, powers, privileges, and remedies under the Credit Agreement, the other Loan Documents, and applicable law, including but not limited to the right to accelerate the Borrowers’ payment obligations under the Credit Agreement.

Due to the Financial Covenant Defaults described above, the Loan Parties are not in compliance with the Credit Agreement as of December 31, 2025. As of the date of this Annual Report, Fifth Third has not accelerated the obligations of the Loan Parties under the Credit Agreement or other Loan Documents. ASHS is currently in discussions with Fifth Third regarding a waiver and an amendment to the Credit Agreement along with, as described above, an extension of the maturity of the Facilities. However, there can be no assurances regarding the outcome of such discussions.

The Company’s acquisition of GKCE and the Gamma Knife Esprit in Ecuador is financed by the United States International Development Finance Corporation (“DFC”). The loan entered into with DFC in connection with the acquisition of GKCE in June 2020 (the “DFC Loan”; together with the Credit Agreement, the “Credit Agreements”) is secured by a lien on GKCE’s assets. The first tranche of the DFC Loan was funded in June 2020 in the amount of $1,425,000. In October 2023, the second tranche of the DFC Loan was funded in the amount of $1,750,000 to finance the equipment upgrade in Ecuador. The amount outstanding under the first tranche of the DFC Loan is payable in 29 quarterly installments with a fixed interest rate of 3.67%. The amount outstanding under the second tranche of the DFC Loan is payable in 16 quarterly installments with a fixed interest rate of 7.49%. The maturity date for the first and second tranche of the DFC Loan is December 15, 2027.

The DFC Loan also contains customary covenants and representations, including without limitation, requirements that ASHS’s wholly-owned subsidiary, HoldCo, maintain certain financial ratios related to liquidity and cash flow as well as depository requirements. On March 28, 2024, HoldCo received a waiver and amendment to the DFC Loan from DFC for certain covenants as of December 31, 2023 and through December 31, 2024, which amended other covenants and definitions permanently in the DFC Loan. On March 3, 2025, the Company received an additional waiver from DFC for certain covenants as of December 31, 2024 and through December 31, 2025.

In November and December 2024, GKCE obtained two loans with banks locally in Ecuador (the “GKCE Loans”). The GKCE Loans carry interest rates of 12.60% and 12.78% and are payable in twelve and thirty-six equal monthly installments of principal and interest, respectively. The Company did not capitalize any debt issuance costs related to the GKCE Loans.

As a result of the Loan Parties’ Financial Covenant Defaults under the Credit Agreement with Fifth Third discussed above, ASHS has determined that the non-compliance with the Credit Agreement could be deemed to have resulted in an Event of Default (as defined in the DFC Loan) under the DFC Loan (the “Potential Event of Default”). However, as of the date of this Annual Report, DFC has not delivered any notice to HoldCo or ASHS asserting the occurrence of an Event of Default or sought to exercise any remedies it may have under the DFC Loan.

Due to the Potential Event of Default, HoldCo may be deemed to not be in compliance with the DFC Loan as of September 30, 2025 and December 31, 2025.

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

As long as the Company remains in default under the Credit Agreements, Fifth Third and DFC could accelerate all payment obligations under the Credit Agreements. Although, as of the date of this Annual Report, neither Fifth Third nor DFC has exercised their acceleration rights, if Fifth Third or DFC were to accelerate all payment obligations under the Credit Agreements as a result of the defaults thereunder, the Company would not have sufficient cash on hand to satisfy such accelerated payment obligations. As a result, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company continues to evaluate the implications of the information described above on its liquidity, financial condition, going-concern considerations, operations, and any other impact on its consolidated financial statements.

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

Conventional LINAC-based radiation therapy is the primary competitor of the Company’s proton therapy system at Orlando Health Cancer Institute (“Orlando Health”). Proton beam radiation therapy has been available for many years and is recognized as a clinically beneficial alternative to conventional LINACs for certain tumor types. However, conventional radiation therapy remains more widely available and continues to be used as the primary treatment for many cancer types, due in part to the relatively limited number of proton beam radiation therapy centers, with fewer than 50 currently operating in the United States. Utilization of the Company’s proton therapy system is dependent on the acceptance of this technology by Orlando Health’s radiation oncologists and referring physicians, as well as patient self-referrals. There are currently no competing proton therapy facilities located in the immediate Orlando area in which the Company’s site operates; however, approximately eight other proton therapy centers currently operate or are under development elsewhere in Florida

There are several competing manufacturers of PBRT systems, including Mevion, IBA Particle Therapy Inc., Hitachi Ltd., Sumitomo Heavy Industries, Ltd., ProTom International, Inc. and Mitsubishi Electric Corp. The Company has purchased one MEVION S250. The Mevion system, as well as single room proton therapy systems from other manufacturers, potentially provides cancer centers the opportunity to introduce single treatment room PBRT services with a cost in the range of approximately $30 to $50 million versus four and five PBRT treatment room programs costing in excess of $120 million including facility costs. The MEVION S250 system received FDA approval in the second quarter of 2012 and the first clinical treatment occurred in December 2013 at Barnes-Jewish Hospital. The MEVION S250i (Hyperscan) unit, which includes pencil beam scanning, was FDA approved in December 2017. The Company’s first MEVION S250 system in operation at Orlando Health treated its first patient in April 2016.

Conventional LINAC-based radiation therapy is the most common form of radiation therapy treatment and is dependent on the radiation oncologists and their referring physicians. Conventional LINAC installations cost in the range of approximately $3 million to $4 million including facility costs. The Company’s ability to enter in arrangements with radiation therapy providers depends on the decision of the facilities to self-fund, use conventional financing, or utilize one of the Company’s financing alternatives.

There are primarily three LINAC OEMs: Varian, Elekta and Accuray.

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

On September 29, 2020, CMS published a final rule that would have implemented a new mandatory payment model for radiation oncology services delivered to certain Medicare beneficiaries: the Radiation Oncology Alternative Payment Method (“RO APM”). On August 29, 2022, CMS published a final rule that delayed the start date of the RO APM to a date to be determined through future rulemaking and amended the definition of “model performance period” to provide that the start and end dates of the five-year model performance period will be established by CMS through future rulemaking.  If the RO APM had not been delayed, it would have significantly altered CMS’ payment methodology from a fee for service paradigm to a set reimbursement by cancer type methodology for radiation services provided within a 90 day episode of care. Under the RO APM, hospital-based and free-standing radiation therapy providers would have been required to participate in the model based on whether the radiation therapy provider is located within a randomly selected core-based statistical area. At this time, it is not clear if the RO APM will be implemented and, if it is implemented, the timing for implementation and in what form it will be implemented.  If a start date for the RO APM is proposed, CMS will provide at least six months’ notice in advance of the proposed start date, and the proposed start date will be subject to public comment.

The average Medicare reimbursement delivery rate trends for Gamma Knife services from 2024 to 2026 are outlined below:

Average Medicare Reimbursement Delivery Rate Trends - Gamma Knife

2024	2025	2026
$7,420	$7,645	$7,525

The average Medicare reimbursement delivery rate trends for PBRT from 2024 to 2026 are outlined below. Patients typically undergo 25-40 delivery sessions.

Average Medicare Reimbursement Delivery Rate Trends - PBRT

	2024	2025	2026
Simple without Compensation	$561	$578	$565
Simple with Compensation, Intermediate, or Complex	$1,362	$1,276	$1,277

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

Affordable Care Act and Subsequent Regulation

In March 2010, the Patient Protection and Affordable Care Act was enacted, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Affordable Care Act”), which resulted in significant changes to the health care industry. The primary goal of the legislation was to extend health care coverage to uninsured legal U.S. residents through both an expansion of public programs and reforms to private sector health insurance. The expansion of insurance coverage was expected to be funded in part by measures designed to promote quality and cost efficiency in health care delivery and by budgetary savings in the Medicare and Medicaid programs. Because the Company is not a health care provider, we were not directly affected by the law, but we could be indirectly affected principally as follows:

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

Certain provisions of the Affordable Care Act have been subject to modification, regulatory changes, and legal challenges. For example, the Tax Cuts and Jobs Act of 2017 eliminated the federal tax penalty associated with the Affordable Care Act’s individual mandate beginning in 2019, and subsequent legislative and regulatory actions have modified or delayed implementation of certain provisions of the Affordable Care Act. The Affordable Care Act has also been subject to litigation and repeal efforts. For example, in litigation in Texas, a federal district court held in 2018 that the elimination of the individual mandate penalty rendered the Affordable Care Act unconstitutional in its entirety. However, in 2021, the U.S. Supreme Court dismissed such challenge on standing grounds without addressing the merits, thereby leaving open the opportunity for additional challenges on the same issues that may yet affect the validity of the Affordable Care Act. Although the Affordable Care Act remains in effect, it continues to be subject to potential legislative, regulatory, and judicial developments.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted, including measures to reduce Medicare payments to providers, such as sequestration reductions (generally up to 2% each fiscal year) under the Budget Control Act of 2011 that began in 2013 and have been extended through 2030 by subsequent legislation, including the Coronavirus Aid, Relief and Economic Security Act of 2020. Additional laws, such as the American Taxpayer Relief Act of 2012, have also reduced Medicare payments to several providers and expanded the government’s ability to recover overpayments. It is unclear what effect, if any, the shifting legislative and other governmental proposals would have on our business.

GOVERNMENT REGULATION

The payment of remuneration to induce the referral of health care business has been a subject of increasing governmental and regulatory focus in recent years. Section 1128B(b) of the Social Security Act (sometimes referred to as the “federal anti-kickback statute”) provides criminal penalties and fines for individuals or entities that offer, pay, solicit or receive remuneration in order to induce referrals for items or services for which payment may be made under the Medicare and Medicaid programs and certain other government funded programs. The Affordable Care Act amended the anti-kickback statute to eliminate the requirement of actual knowledge, or specific intent to commit a violation, of the anti-kickback statute. The Social Security Act authorizes the Office of Inspector General through civil proceedings to exclude an individual or entity from participation in the Medicare and state health programs if it is determined any such party has violated Section 1128B(b) of the Social Security Act. However, the federal anti-kickback statute is subject to evolving interpretations. In the past, the government has enforced the federal anti-kickback statute to reach large settlements with healthcare companies based on sham consulting and other financial arrangements with physicians. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the False Claims Act. Additionally, the majority of states also have anti-kickback laws, which establish similar prohibitions and, in some cases, may apply to items or services reimbursed by any third-party payor, including commercial insurers. The Company believes that it is in compliance with the federal anti-kickback statute and, to the extent applicable, any state anti-kickback laws.

In addition, in March 2025, bipartisan legislation titled the Radiation Oncology Case Rate Value Based Program Act of 2025 (the “ROCR Act”) was introduced in the U.S. House of Representatives and the U.S. Senate. The ROCR Act would require CMS to establish a new, specialized payment program under Medicare pursuant to which radiation therapy providers and suppliers would receive bundled payments for episodes of care provided to individuals with specified cancer types (with each episode of care generally beginning at the time radiation therapy planning is furnished and ending 30 or 90 days later depending on the type of cancer being treated). The proposed program is intended to implement a case-rate payment methodology and has been described by industry participants as a more simplified alternative to the RO APM. The ROCR Act model would cover primarily external beam radiation therapy (“EBRT”) modalities for the 15 most common cancer types. However, unlike the RO APM, proton beam radiation therapy services would remain outside the ROCR Act model and would remain subject to fee-for-service reimbursement. As a result, reimbursement for services involving the Company’s PBRT system would fall outside the scope of the ROCR Act as currently contemplated, while reimbursement for services involving the Company’s Gamma Knife units (which provide a specialized form of EBRT) would likely be subject to the ROCR Act program. The ROCR Act remains pending, and it is uncertain whether it will be enacted or, if enacted, the timing, scope, or ultimate form of any such program or its impact on the Company’s business.

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

On August 19, 2008, CMS published a final rule relating to inpatient hospital services paid under the Inpatient Prospective Payment System for discharges in the Fiscal Year 2009 (the “Final Rule”). Among other things, the Final Rule prohibits “per-click payments” to certain physician lessors for services rendered to patients who were referred by the physician lessor. This prohibition on per-click payments for leased equipment used in the treatment of a patient referred to a hospital lessee by a physician lessor applies regardless of whether the physician himself or herself is the lessor or whether the lessor is an entity in which the referring physician has an ownership or investment interest. The effective date of this prohibition was October 1, 2009. However, referrals made by a radiation oncologist for radiation therapy or ancillary services necessary for, and integral to, the provision of radiation therapy (such as Gamma Knife services) are not subject to this prohibition so long as certain conditions are met. GK Financing’s majority owned subsidiaries, AGKE and JGKE have minority ownership interests that are held solely by radiation oncologists who are otherwise exempt from the referral prohibition under the Final Rule. The Company believes it is in compliance with the Final Rule.

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

Legislation in various jurisdictions requires that health facilities obtain a Certificate of Need (“CoN”) prior to making expenditures for medical technology in excess of specified amounts. Four of the Company’s existing customers were required to obtain a CoN or its equivalent. The CoN procedure can be expensive and time consuming and may impact the length of time before Gamma Knife services commence. CoN requirements vary from state to state in their application to the operations of both the Company and its customers. In some jurisdictions the Company is required to comply with CoN procedures to provide its services and in other jurisdictions customers must comply with CoN procedures before using the Company’s services. The Company is unable to predict if any jurisdiction will eliminate or alter its CoN requirements in a manner that will increase competition and, thereby, affect the Company’s competitive position.

The Company’s Gamma Knife units contain Cobalt 60 radioactive sources. The medical centers that house the Company’s Gamma Knife units are responsible for obtaining possession and user’s licenses for the Cobalt 60 source from the Nuclear Regulatory Commission. Standard LINAC equipment utilized to treat patients is regulated by the FDA. The licensing is obtained by the individual medical center operating the equipment.

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

HUMAN CAPITAL RESOURCES

At December 31, 2025, the Company had a workforce of 44 people on a full-time basis, three on a per diem basis, and two part-time in the United States, 16 people on a full-time basis in Lima, Peru, three people on a full-time basis in Guayaquil, Ecuador, and 19 people on a full-time basis in Puebla, Mexico. None of these employees are subject to a collective bargaining agreement and there is no union representation within the Company. The Company maintains various employee benefit plans and believes that its employee relations are good.

EXECUTIVE OFFICERS OF THE COMPANY

The following table provides current information concerning those persons who serve as executive officers of the Company. The executive officers were appointed by the Board of Directors and serve at the discretion of the Board of Directors.

Name:	Age:	Position:
Raymond C. Stachowiak	67	Executive Chairman of the Board
Gary Delanois	73	Chief Executive Officer
Craig K. Tagawa	72	President
Raymond S. Frech	54	Chief Financial Officer

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

AVAILABLE INFORMATION

Our Internet address is www.ashs.com. We make available free of charge, through our website under the “Investor Center” tab in the “Corporate” section, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, annual proxy reports, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information contained on our website should not be considered part of this Annual Report and is not incorporated by reference into this Annual Report or into any other report, registration statement, or document we file with or furnish to the Securities and Exchange Commission (the “SEC”). Any references to website URLs in this Annual Report are intended to be inactive textual references only.

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

The Company’s business is capital intensive. In April 2021, the Company and certain of its domestic subsidiaries entered into a five-year, $22,000,000 Credit Agreement with Fifth Third, which refinanced its existing domestic Gamma Knife portfolio.  In January 2024, the Company and Fifth Third entered into the First Amendment which added an additional $2,700,000 term loan, and, in December 2024, the Company entered into the Second Amendment which added another $7,000,000 term loan. In June 2020, HoldCo, a wholly-owned subsidiary of ASHS, entered into the DFC Loan in connection with the acquisition of GKCE. The first tranche of the DFC Loan was funded in June 2020 in the amount of $1,425,000. In October 2023, the second tranche of the DFC Loan was funded in the amount of $1,750,000.

The Company’s combined long-term debt, net, totaled $17,294,000 and $20,182,000 as of December 31, 2025 and December 31, 2024, respectively. The Credit Agreement is secured by a lien on substantially all of the assets of ASHS and certain of its domestic subsidiaries, and the DFC Loan is secured by a lien on GKCE’s assets. Depending on the Company’s financing requirements and market conditions, the Company may seek to finance its operations by incurring additional long-term debt in the future. The Company’s current level of debt may adversely affect the Company’s ability to secure additional credit in the future and, as a result, may affect operations and profitability.

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

The Company’s operations and profitability may also be materially adversely affected in the event of a default under the Credit Agreements, which could result in the Company’s creditors accelerating the defaulted loan, seizing the Company’s assets with respect to which a default has occurred, and applying any collateral they may have at the time to cure the default. On December 10, 2025, the Company received notice from Fifth Third asserting that an event of default had occurred under the Credit Agreement. For a discussion of the potential adverse effects of an event of default under the Credit Agreements, see the risk factors below titled “Upon a default under the Credit Agreements, the Company may be subject to suspended borrowing abilities, accelerated payment obligations with respect to outstanding indebtedness, and other adverse consequences that would negatively affect the Company’s business, operations, and financial condition” and “The Company’s liquidity position and the potential acceleration of payment obligations under the Credit Agreements raise substantial doubt about the Company’s ability to continue as a going concern.”

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

As of December 31, 2023 and 2024, HoldCo was not in compliance with all of its debt covenants then in effect pursuant to the DFC Loan. However, on March 28, 2024, the Company obtained a waiver for the covenant non-compliance as of December 31, 2023. On March 3, 2025, the Company received an additional waiver from DFC for certain covenants as of December 31, 2024 and through December 31, 2025. However, if a waiver from DFC is required in the future for potential non-compliance (including due to the Financial Covenant Defaults described below resulting from non-compliance with the Credit Agreement), DFC may be unwilling to provide a waiver and could, as a result, among other remedies, accelerate the repayment of the debt obligations outstanding under the DFC Loan, which could have a material adverse effect on the Company’s financial condition.

As of September 30, 2025, the Company was not in compliance with the Minimum Cash Covenant under the Credit Agreement. On December 10, 2025, the Company received notice from Fifth Third asserting that an event of default had occurred under the Credit Agreement due to the Borrowers’ failure to satisfy the Minimum Cash Covenant for the fiscal quarter ended September 30, 2025, and not due to a payment default. As a result of the September Event of Default, the notice informed the Loan Parties to the Credit Agreement that Fifth Third had effectively suspended the Borrowers’ ability to borrow additional amounts under the Revolving Line of the Credit Agreement.

As of December 31, 2025, the Company was not in compliance with the minimum fixed-charge coverage ratio, the maximum funded debt-to-EBITDA ratio, and the Minimum Cash Covenant required by the Credit Agreement. The Company has notified Fifth Third of the December Events of Default. As a result of the Financial Covenant Defaults as of September 30, 2025 and as of December 31, 2025, Fifth Third may exercise any of its rights, powers, privileges, and remedies under the Credit Agreement, the other Loan Documents, applicable law, and otherwise with respect to any event of default, including but not limited to the right to accelerate the Borrowers’ payment obligations under the Credit Agreement.

The Company determined that the Financial Covenant Defaults under the Credit Agreement could be deemed to have resulted in an event of default under the DFC Loan. Although, as the date of this Annual Report, the Company is currently in discussions with Fifth Third regarding a waiver and an amendment to the Credit Agreement, there can be no assurances regarding the outcome of such discussions. Similarly, if an event of default occurred under the DFC Loan due to non-compliance under the Credit Agreement, there can be no assurance that DFC will be willing to provide a waiver. Despite the Company’s efforts to obtain waivers, DFC and Fifth Third could instead exercise their rights to accelerate the repayment of outstanding indebtedness under the Credit Agreements, among other remedies that would adversely affect the Company’s business, operations, and financial condition.

In addition to the Company’s noncompliance with financial covenants and resulting defaults under the Credit Agreements, the Company faces risks associated with the upcoming maturity of its Facilities under the Credit Agreement with Fifth Third, which mature on April 9, 2026. Although the Company is currently in discussions with Fifth Third regarding a potential extension of such maturity date, there can be no assurance that Fifth Third will agree to any such extension or, if obtained, as to the terms or duration of any such extension. If the Company is unable to obtain an extension of the maturity of the Facilities, the Company will not have sufficient cash on hand to repay the Facilities at maturity. Any failure to repay such obligations when due would constitute an event of default under the Credit Agreement with Fifth Third, which could be deemed to result in a cross-default under the Credit Agreement with DFC and give rise to the possibility that Fifth Third and DFC will accelerate the Company’s payment obligations, exercise remedies against the collateral securing the Credit Agreements, or exercise any other adverse remedies available to them.

As of the date of this Annual Report, neither Fifth Third nor DFC has accelerated the obligations of the borrowers under the Credit Agreements or any related loan documents. However, unless and until the Company successfully negotiates a waiver or an agreement to amend, refinance, or replace the Credit Agreements, the possibility remains that Fifth Third and/or DFC will accelerate all payment obligations under the Credit Agreements and exercise the other adverse remedies available to them upon an event of default, including seizing the Company’s assets with respect to which a default has occurred and applying any collateral available at the time to cure the default.

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

Due to the Financial Covenant Defaults under the Credit Agreement and any resulting event of default that may be deemed to have occurred under the DFC Loan, the lenders could seek to accelerate the Company’s payment obligations under the Credit Agreements. Although, as of the date of this Annual Report, neither Fifth Third nor DFC has accelerated payment obligations under the Credit Agreements, there can be no assurance that they will not do so. If the Company’s payment obligations under the Credit Agreements are accelerated due to the Financial Covenant Defaults, or any other event of default, the Company would likely not have sufficient cash on hand, cash flow from operations, and other cash resources to immediately satisfy the obligations. Furthermore, if the Company is unsuccessful in obtaining an extension of the maturity date from Fifth Third, there would not be sufficient cash on hand to pay the Facilities under the Credit Agreement if they become due on April 9, 2026. As long as the Company remains in default under the Credit Agreements, and unless and until the Company successfully negotiates a waiver or an agreement to amend, refinance, or replace the Credit Agreements, the conditions described above raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s financial condition raises substantial doubt about its ability to continue as a going concern, which may adversely affect its business, stock price, financial condition, ability to obtain financing, and continued operations.

The existence of substantial doubt regarding the Company’s ability to continue as a going concern, and any related disclosure in the Company’s financial statements, may materially adversely affect the Company’s ability to obtain additional financing on acceptable terms, or at all, or to otherwise raise capital necessary to execute its current operating plans. If the Company is unable to obtain such financing or capital, it may not be able to continue its operations at their current scope or scale or to carry out its future business objectives. In addition, substantial doubt regarding the Company’s ability to continue as a going concern could negatively impact the trading price of the Company’s common stock, result in increased scrutiny by regulators and investors, and cause lenders, customers, and other third parties to limit or terminate their relationships with the Company. Any such results could materially adversely affect the Company’s business, results of operations, and financial condition.

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

Congress enacted legislation in 2013 that significantly reduced the Medicare reimbursement rate for outpatient Gamma Knife treatment by setting it at the same amount paid for LINAC-based radiosurgery treatment. Gamma Knife treatment has been relatively stable during the last five years. There can be no assurance that CMS reimbursement levels will be maintained at levels providing the Company an adequate return on its investment. Any future reductions in the reimbursement rate would adversely affect the Company’s revenues and financial results.

The Company’s revenue sharing is subject to payor-mix variability which could negatively impact the Company’s revenue and financial results.

The Company’s average reimbursement rate for its revenue sharing and direct patient service customers is dependent on the percentage mix of government associated payors and commercial managed care payors.  Commercial and managed care payors tend to reimburse at a higher level than government payors.  Therefore, a shift in payor mix to a higher level of government payors will reduce the Company’s average reimbursement rate per treatment.

The Company’s capital investment at each site is substantial and the Company may not be able to fully recover its costs or capital investment which could have a material negative impact on its revenues and financial results.

Each Gamma Knife, PBRT or advanced LINAC device requires a substantial capital investment. In some cases, we contribute additional funds for capital costs and/or annual operating and equipment related costs such as marketing, maintenance, insurance and property taxes. Due to the structure of our contracts with medical centers, there can be no assurance that these costs will be fully recovered or that we will earn a satisfactory return on our investment, which could have a material negative impact on our revenues and financial results.  Additionally, the Company may be obligated to remove the equipment at the end of the lease term. In the event the customer does not purchase the equipment from the Company or the Company is not able to trade in the equipment, the Company is required to remove the equipment and record an Asset Retirement Obligation (“ARO”).

The market for the Gamma Knife is limited and the Company may not be able to place additional Gamma Knife units which could negatively impact the Company’s revenue and financial results.

There is a limited market for the Gamma Knife, and the market in the United States may be mature. The Company has begun and continued operation at only five new Gamma Knife sites in the United States since 2011. Due to the substantial costs of acquiring a Gamma Knife unit, we must identify medical centers that possess neurosurgery and radiation oncology departments capable of performing a large number of Gamma Knife procedures. There can be no assurance that we will be successful in placing additional units at any sites in the future. In recognition of the Gamma Knife’s limited growth opportunity, the Company has expanded its product mix to include LINACs, MR LINACs, PET LINACs and is continuing to market PBRT units, but there can be no assurance that the Company will be successful in placing these products with customers. The Company’s existing contracts with its customers are fixed in length and there can be no assurance that the customers will wish to extend the contract beyond the end of the term.

The Company’s failure to remediate its material weakness in its internal control over financial reporting could adversely affect its ability to report its financial condition and results of operations in a timely and accurate manner, and may adversely affect investor confidence, our reputation, and our business operations and financial condition.

The Company is subject to various SEC reporting and other regulatory requirements. Effective internal controls over financial reporting are necessary for the Company to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud and material errors in transactions and to fairly present financial statements. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations.  As of December 31, 2025, the Company’s principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Rules 13a-15(e) and 15d-15(e)) of the Exchange Act) and concluded that the disclosure controls and procedures were not effective due to a material weakness in the Company’s internal control over financial reporting. The Company has limited accounting and finance personnel and expanded its operations in 2024, which impacted the Company’s ability to maintain an effective control environment.  While the Company has processes to identify and appropriately apply applicable accounting requirements, the Company plans to continue to enhance its systems, processes, and human capital resources with respect to its accounting and finance functions. The elements of the Company’s remediation plan can only be accomplished over time with the addition of experienced accounting and finance employees and, where necessary, external consultants, and with the implementation of enhanced accounting systems and financial close processes.

The Company has commenced remediation of the above discussed material weakness as it has expanded its accounting staff and personnel since late in fiscal year 2024, including during fiscal year 2025.  The Company will continue to evaluate its accounting and finance staffing needs as well as make planned enhancements to its systems and improvements to its financial reporting processes. However, there can be no assurance that the Company will be successful in remediating the material weakness in its internal control over financial reporting. If the Company is unable to successfully complete its remediation efforts or favorably assess the effectiveness of its internal control over financial reporting, the Company’s operating results, financial position, stock price, and ability to accurately report its financial results and timely file its SEC reports could be adversely affected.

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

The Company’s ability to make scheduled payments of the principal and interest on its indebtedness, including under the Credit Agreements, depends on the Company’s financial condition and operating performance, which is subject to economic and competitive conditions and to certain financial, business, and other factors, and may be adversely affected if the Company’s obligations under the Credit Agreements are accelerated upon an event of default. There can be no assurance that the Company will maintain a level of cash flow from operating activities sufficient to permit it to pay the principal of and any interest on its indebtedness. If the Company’s cash flow and capital resources are insufficient to fund its debt obligations, including as a result of any acceleration of indebtedness, the Company may be forced to delay investments and capital expenditures, to seek additional capital, or to restructure or refinance its indebtedness. There can be no guarantee that those alternative measures will be available, either at all or on terms that are favorable to the Company, or that they will be successful even if available in allowing the Company to meet its debt-service obligations. In the absence of such operating results and resources, the Company could experience liquidity issues, which could force the Company to take alternative measures to satisfy its debt obligations, such as selling assets, restructuring debt, or obtaining additional equity capital on potentially onerous or highly dilutive terms. The Credit Agreements restrict the Company’s ability to dispose of assets and to use the proceeds from such dispositions, so the Company may be restricted from taking certain measures, such as conducting an asset sale, to meet its debt-service obligations. The ability to refinance indebtedness would also depend on the general state of capital markets and on the Company’s financial condition, neither of which can be predicted at this time.

Any acceleration of the Company’s payment obligations under the Credit Agreements could exacerbate the Company’s cash-flow constraints and further strain its liquidity. See the risk factors above titled “Upon an event of default under the Credit Agreements, the Company may be unable to utilize certain of its debt facilities, payment obligations may be accelerated, and the Company could be subject to other adverse consequences that would negatively affect the Company’s business, operations, and financial condition” and “The Company’s liquidity position and the potential acceleration of payment obligations under the Credit Agreements raise substantial doubt about the Company’s ability to continue as a going concern.”

A small number of customers account for a major portion of our revenues and the loss of any one of these significant customers could have a material adverse effect on the Company’s business and results of operations.

A limited number of customers have historically accounted for a substantial portion of the Company’s total revenue, and the Company expects such customer concentration to continue for the foreseeable future. For example, in 2025, two customers individually accounted for approximately 26% and 31% of the Company’s revenue. The loss of a significant customer or a significant decline in the business from the Company’s largest customers could have a material adverse effect on the Company’s business and results of operations.

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

New technology and products could result in making the Company’s equipment obsolete which could have a material adverse impact on its business and results of operations.

There is constant change and innovation in the market for highly sophisticated medical equipment. New and improved medical equipment can be introduced that could make the Gamma Knife technology obsolete and that would make it uneconomical to operate. In 2006, Elekta introduced a new model of the Gamma Knife, the Perfexion, which the Company has implemented at all of its domestic sites. The Perfexion can perform procedures faster than previous Gamma Knife models and it involves less health care personnel intervention. In 2015, Elekta introduced the Leksell Gamma Knife Icon ™. The Perfexion is upgradeable to the Icon platforms which has enhanced imaging capabilities allowing for treatment without a head frame and the treatment of larger tumors. In 2022, Elekta introduced an upgrade to the Icon, called the Esprit. Existing model 4(C)s of the Gamma Knife are not upgradeable to the Perfexion model. Currently, all of the Company’s nine Gamma Knife units are Perfexion models, six of which have been upgraded to the Esprit (including the Company’s Gamma Knife unit in Peru in July 2025), and two of which have been upgraded to the Icon (including the Company’s Gamma Knife Unit in Ecuador in November 2023).  The failure to acquire or use new technology and products could have a material adverse effect on our business and results of operations.

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

As of December 31, 2024, we determined that our Gamma Knife portfolio had no remaining salvage value, and certain sites experienced equipment impairment or the contracts are expired or are expected to expire in the second quarters of 2025 and 2026, respectively. Additionally, two sites that recently recognized their salvage value as part of the Esprit upgrade were subsequently impaired. Accordingly, we concluded that there was no salvage value remaining and the Company recognized equipment impairment as of December 31, 2024.

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

Although the Company’s common stock is listed on the NYSE American, the Company’s common stock has historically experienced low trading volume. Reported average daily trading volume in our common stock for the three-month period ended December 31, 2025 was approximately 25,000 shares. It is not likely that a further increase in an active trading market in the Company’s common stock will develop in the future. Limited trading volume subjects the Company’s common stock to greater price volatility and may make it difficult for shareholders to sell their shares in a quantity or at a price that is attractive.

Our officers, directors and principal shareholders collectively own a substantial portion of our common stock.

Collectively, our officers and directors beneficially own approximately 23.8% of our outstanding common stock, with Raymond Stachowiak, the Executive Chairman of the Board, beneficially owning approximately 23.8% of our common stock. As a result, investors may face challenges in affecting matters involving our Company, including:

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

In the event of the detection of an actual or suspected cybersecurity incident, the Company’s IT Team, lead by the IT Manager, assesses the incident as “minimal”, “low", “moderate” or “high”.  Incidents assessed at a minimal or low risk are reported to Company’s management and the Executive Chairman of the Board and the Executive Chairman of the Board may share this information with the Board. Incidents assessed at a moderate or high risk are reported to Company’s management, the Executive Chairman of the Board, and the Company’s Board of Directors.

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

ITEM 2. PROPERTIES

The Company’s corporate offices were located at 601 Montgomery Street, Suite 1112, San Francisco, California, where it leased approximately 900 square feet for $4,500 per month with a lease expiration date in November 2024. In November 2024, the Company closed this office and signed two sublease agreements for small, office spaces in San Francisco, California and Downers Grove, Illinois.  The sublease in San Francisco is for 80 square feet for $1,395 per month located at 601 Montgomery Street, Suite 850.  The sublease in Downers Grove was signed in February 2025 and is for two offices and three cubicle spaces for $2,300 per month located at 3041 Woodcreek Drive.  The sublease for Downers Grove expired in January 2026 and was not renewed.

On February 6, 2025, Bristol closed on the acquisition of certain parcels of real property located on Gooding Avenue, Bristol Rhode, Island.  The purchase price for the property was $1,185,000.  The transaction was effected pursuant to the terms of a Real Estate Purchase and Sale Agreement dated November 21, 2023 by and between the Company and the sellers identified therein, with the Company having assigned its rights under that agreement to Bristol effective February 5, 2025.  At closing the parties entered into other agreements related to the transaction, including with respect to the grant of certain easements and restrictive covenants imposed on the sellers.

On May 7, 2024, the Company completed the RI Acquisition and acquired 60% of the equity interests of the RI Companies. The RI Companies operate three single-unit radiation therapy facilities, and each location operates pursuant to a lease.  The facility in Woonsocket, RI has a ground lease with a sublease for 1,950 square feet of the clinic space, which is leased back to the lessor.  The Woonsocket ground lease has a monthly payment of approximately $3,778 located at 115 Cass Avenue. The facility in Warwick, Rhode Island has a lease for 10,236 square feet located at 450 Toll Gate Road, and the rent payable under the lease is for $26,443 per month. The facility in Providence, RI also has a ground lease, which was contributed by one of the minority partners, located at 825 Chalkstone Avenue.

The Company owns and operates a stand-alone Gamma Knife facility in Lima, Peru where it leased approximately 1,600 square feet for approximately $8,850 per month through June 2025. In May 2024, the Company executed a new lease agreement for approximately 7,704 square feet for $9,000 per month.  The Company renovated this space during the first half of 2025 to accommodate its Gamma Knife Esprit and administrative offices and moved into the leased space in June 2025.  The lease expires in May 2034. The Company also owns and operates a stand-alone Gamma Knife facility in Guayaquil, Ecuador where it owns 864 square feet of condominium space in an office building and approximately 10,135 of related land and parking spaces. The Company’s stand-alone radiation therapy facility in Puebla, Mexico also has a lease for approximately 536 square meters for $1,800 per month with a lease expiration in July 2034.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividend Policy

The Company’s shares of common stock, no par value (the “Common Shares”), are currently traded on the NYSE American. At December 31, 2025, the Company had 6,575,000 issued and outstanding Common Shares, 18,000 Common Shares reserved for options, 161,000 unvested restricted stock units, and 123,000 vested, but not issued restricted stock units.

The Company estimates that there were approximately 700 record holders of its Common Shares at December 31, 2025.

There were no dividends declared or paid during 2025 and 2024.

Stock Repurchase Program

In 1999 and 2001, the Board of Directors approved resolutions authorizing the Company to repurchase up to a total of 1,000,000 shares of its common stock on the open market from time to time at prevailing prices, and in 2008 the Board of Directors reaffirmed these authorizations. In 2025 and 2024, there were no shares repurchased by the Company. A total of approximately 928,000 shares have been repurchased in the open market pursuant to these authorizations at a cost of approximately $1,957,000.  As of December 31, 2025, there were approximately 72,000 shares remaining under the repurchase authorizations.

Equity Compensation Plans

During 2025, 110,000 restricted stock units were granted, all of which, were granted for executive compensation.  There were no options granted during 2025. Additional information regarding our equity compensation plans is incorporated herein by reference from the 2026 Proxy Statement. See Note 8 - Stock-Based Compensation Expense to the consolidated financial statements for additional information.

Recent Sales of Unregistered Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

American Shared Hospital Services is a leading provider of turn-key technology solutions for stereotactic radiosurgery and advanced radiation therapy equipment and services. The main drivers of the Company’s revenue are numbers of sites, procedure volume, and reimbursement. The Company delivers radiation therapy through medical equipment leasing and direct patient services, its two reportable segments. The medical equipment leasing segment, which we also refer to as the Company’s leasing segment, operates by fee-per-use contracts or revenue sharing contracts where the Company shares in the revenue and operating costs of the equipment. The Company leases seven Gamma Knife systems and one PBRT system as of December 31, 2025, where a contract exists between the hospital and the Company.  The Company also owns and operates two single-unit Gamma Knife facilities in Lima, Peru and Guayaquil, Ecuador, one single-unit radiation therapy facility in Puebla, Mexico, and as a result of the completion of the RI Acquisition on May 7, 2024, the Company also has an interest in and operates three single-unit radiation therapy facilities in Rhode Island. These facilities constitute the direct patient services segment, where a contract exists between the Company’s facilities and the individual treated at the facility. A summary of the Company’s medical equipment leases and direct patient service sites is set forth in the table below:

Number of Sites

	12/31/2025	12/31/2024
Revenue Sharing	2	5
Fee Per Use	5	4
Medical Equipment Leasing ("Leasing") - Gamma Knife	7	9

Leasing - Proton Bream Radiation Therapy	1	1

Leasing - Total	8	10

Direct Patient Services - Gamma Knife	2	2

Direct Patient Services - LINAC	4	4

Direct Patient Services - Total	6	6

In February 2025, the Company and one of its customers mutually agreed to terminate their lease agreement prior to the contract term.  The Company had one Gamma Knife contract expire in April 2025. The Company expects a third contract to expire in the second quarter of 2026.  A summary of the Company’s procedure volumes for fiscal years 2025 and 2024 are set forth in the table below.

Volume

			Increase	Increase
Gamma Knife	12/31/2025	12/31/2024	(Decrease)	(Decrease)
Leasing - Gamma Knife	504	624	(120)	(19.2)%
Direct Patient Services - Gamma Knife	433	460	(27)	(5.9)%
Gamma Knife - Total	937	1,084	(147)	(13.6)%

PBRT Procedures (medical equipment leasing)	4,056	5,139	(1,083)	(21.1)%

LINAC Procedures (direct patient services)	28,147	14,662	13,485	92.0%

The decrease in Gamma Knife volume during 2025 in the leasing segment was due to the expiration of three contracts in the fourth quarter of 2024, and the first and second quarters of 2025. Same center procedures increased 11% in 2025 compared to 2024, driven by equipment upgrades at two existing customers.  The upgrade to the Esprit system allows for treatment of more types of diagnoses. We believe the decrease in PBRT volume during 2025 was due to normal, cyclical fluctuations.

The decrease in Gamma Knife volume during 2025 in the direct patient service segment was due to downtime to upgrade the unit in Peru from a Gamma Knife Model 4(C) to the Gamma Knife Esprit.  The facility also relocated its physical location and incurred downtime to modify the new space to accommodate the Esprit unit.

The increase in LINAC procedure volume during 2025 was the result of the completion of the RI Acquisition in May 2024 and the beginning of the Company’s treatment of patients at its LINAC facility in Puebla, Mexico. On May 7, 2024, the Company acquired 60% of the interests of the RI Companies. The RI Companies operate three, existing, stand-alone radiation therapy cancer centers in Woonsocket, Warwick and Providence, Rhode Island.  In July 2024, the Company began treating patients at a stand-alone LINAC facility in Puebla, Mexico.  All four LINAC locations operated for the twelve-month period ended December 31, 2025, compared to a partial period during 2024.

Reimbursement

CMS established a 2026 delivery code reimbursement rate of approximately $7,525 ($7,645 in 2025) for a Medicare Gamma Knife treatment. The approximate CMS reimbursement rates for delivery of PBRT for a simple treatment without compensation for 2026 is $565 ($578 in 2025) and $1,277 ($1,276 in 2025) for simple with compensation, intermediate and complex treatments, respectively.

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

In addition, in March 2025, bipartisan legislation known as the ROCR Act was introduced in the U.S. House of Representatives and the U.S. Senate. The ROCR Act would require CMS to establish a new, specialized payment program under Medicare pursuant to which radiation therapy providers and suppliers would receive bundled payments for episodes of care provided to individuals with specified cancer types (with each episode of care generally beginning at the time radiation therapy planning is furnished and ending 30 or 90 days later depending on the type of cancer being treated). The proposed program is intended to implement a case-rate payment methodology and has been described by industry participants as a more simplified alternative to the RO APM. The ROCR model would cover primarily EBRT modalities for the 15 most common cancer types. However, unlike the RO APM, proton beam radiation therapy services would remain outside the ROCR model and would remain subject to fee-for-service reimbursement. As a result, reimbursement for services involving the Company’s PBRT system would fall outside the scope of the ROCR Act as currently contemplated, while reimbursement for services involving the Company’s Gamma Knife units (which provide a specialized form of EBRT) would likely be subject to the ROCR Act program. The ROCR Act remains pending, and it is uncertain whether it will be enacted or, if enacted, the timing, scope, or ultimate form of any such program or its impact on the Company’s business.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles and follow general practices within the industry in which it operates. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as this information changes, the consolidated financial statements could reflect different estimates, assumptions and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported.

The most significant accounting policies followed by the Company are presented in Note 2 – Accounting Policies to the consolidated financial statements. These policies along with the disclosures presented in the other consolidated financial statement notes and, in this discussion, and analysis, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of the consolidated financial statement amounts and the methods, assumptions and estimates underlying those amounts, management has identified estimated useful lives of property and equipment, impairment of property and equipment, business combinations, and revenue recognition for revenue sharing customers, and as such the aforementioned could be most subject to revision as new information becomes available. The following are our critical accounting policies in which management’s estimates, assumptions and judgments most directly and materially affect the consolidated financial statements:

Revenue Recognition

The Company recognizes revenues under Accounting Standards Codification (“ASC”) 842 Leases (“ASC 842”) and ASC 606 Revenue from Contracts with Customers (“ASC 606”). The Company delivers radiation therapy through medical equipment leasing (“leasing”) and direct patient services. The Company leased seven Gamma Knife systems and one PBRT system as of December 31, 2025. The leasing business operates by fee-per-use contracts or revenue sharing, where the Company shares in the revenue and operating costs of the equipment.  The Company also owns and operates two single-unit Gamma Knife facilities in Lima, Peru and Guayaquil, Ecuador, one single-unit radiation therapy facility in Puebla, Mexico, and following the RI Acquisition on May 7, 2024, the Company also owns a 60% interest in and operates three single-unit radiation therapy facilities in Rhode Island, collectively, the direct patient service segment.

Rental Revenue from Medical Equipment Leasing (“Leasing”)

The Company recognizes revenues under ASC 842 when services have been rendered and collectability is reasonably assured, on either a fee per use or revenue sharing basis. The terms of the contracts do not contain any guaranteed minimum payments. The Company’s lease contracts typically have a ten-year term and are classified as either fee per use or revenue sharing. Fee per use revenues are recognized at the time the procedures are performed, based on each hospital’s contracted rate and the number of procedures performed. Under revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital. The amount the Company expects to receive is recorded as revenue and estimated based on historical experience. Revenue estimates are reviewed periodically and adjusted as necessary.  Some of the Company’s revenue sharing arrangements also have a cost sharing component and net profit share for the operating costs of the center. The Company records an estimate of operating costs which are reviewed on a regular basis and adjusted as necessary to more accurately reflect the actual operating costs and profit. The operating costs and estimated net operating profit are recorded as other direct operating costs in the consolidated statements of operations. For the years ended, December 31, 2025 and 2024, the Company recognized leasing revenue of approximately $12,553,000 and $15,629,000 under ASC 842, respectively, of which approximately $7,369,000 and $9,952,000 were for PBRT services, respectively.

Revenue sharing arrangements amounted to approximately 36% and 47% of total revenue for the years ended December 31, 2025 and 2024, respectively. Because the revenue estimates are reviewed on a quarterly basis, any adjustments required for past revenue estimates would result in an increase or reduction in revenue during the current quarterly period.  Payor mix is a significant variable in the Company’s estimate for revenue sharing revenues. Fluctuations in payor mix that may result in a 5% to 10% change in the estimate could increase or decrease revenues as of December 31, 2025, by approximately $101,000 to $202,000.

Direct Patient Services Revenue

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

On May 7, 2024, the Company acquired 60% of the interests of the RI Companies. The RI Companies operate three, existing, stand-alone radiation therapy cancer centers in Woonsocket, Warwick and Providence, Rhode Island, where contracts exist between the Company’s facilities and the individual patients treated at the facility.  Under ASC 606, the Company acts as the principal in these transactions and provides, at a point in time, a single performance obligation, in the form of radiation therapy treatment.  The Company’s stand alone radiation therapy facility in Puebla, Mexico is also accounted for under ASC 606. Revenue related to radiation therapy is recognized at the expected amount to be received, based on insurance contracts and payor mix, when the patient receives treatment.  There is no variable consideration present in the Company’s performance obligation and the transaction price is agreed upon per the stated contractual rate.  Payment terms at these facilities are typically prepaid for self-pay patients and insurance providers are paid net 30 to 60 days. The Company did not capitalize any incremental costs related to the fulfillment of its customer contracts. The Company also concluded these facilities are part of its direct patient service segment, see further discussion below.

Accounts receivable under ASC 606 at December 31, 2025 and January 1, 2025 were $8,138,000 and $6,073,000. Accounts receivable under ASC 606 at December 31, 2024 and January 1, 2024 were $6,073,000 and $1,626,000. For the years ended December 31, 2025 and 2024, the Company recognized direct patient service revenues of approximately $15,529,000 and $12,556,000 under ASC 606, respectively.

Equipment Sales

During the year ended December 31, 2024, the Company sold one of its Gamma Knife Perfexion units with an Icon upgrade to the customer it was leased to and recorded a net gain on equipment sale. The Company assessed this transaction under ASC 606 and concluded the Company acted as the agent in this transaction and provided, at a point in time, a single performance obligation, in the form of an equipment sale of an Icon.  The performance obligation to sell, assign, transfer and deliver the equipment to the customer was carried out via Elekta.  Revenue related to the equipment sale is recognized on a net basis when the sale is complete.  The Company recognized net revenues of $155,000 on the sale of equipment for the year ended December 31, 2024.

Impairment of Long-lived Assets

The Company assesses the recoverability of its long-lived assets when events or changes in circumstances indicate their carrying value may not be recoverable. Such events or changes in circumstances may include: a significant adverse change in the extent or manner in which a long-lived asset is being used, significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company assesses recoverability of a long-lived asset by determining whether the carrying value of the asset group can be recovered through projected undiscounted cash flows over their remaining lives. If the carrying value of the asset group exceeds the forecasted undiscounted cash flows, an impairment loss is recognized, measured as the amount by which the carrying amount exceeds estimated fair value. An impairment loss is charged to the consolidated statement of operations in the period in which management determines such impairment. As of December 31, 2025 and 2024, the Company recognized a loss on the write down of impaired assets of $0 and $3,084,000, respectively. Fluctuations in the Company’s projections of cash flows may result in a 5% to 10% change in the impairment write-down by approximately $87,000 to $174,000, as of December 31, 2024.

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

Accounting pronouncements issued and adopted -  In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740) Improvements to Income Tax Disclosures (“ASU 2023-09”) which requires entities, on an annual basis, to disclose: specific categories in the rate reconciliation, additional information for reconciling items that meet a quantitative threshold, the amount of income taxes paid, net of refunds, disaggregated by jurisdiction, income or loss from continuing operations before income tax, income tax expense from continuing operations disaggregated between foreign and domestic, and income tax expense from continuing operations disaggregated by federal, state and foreign.  ASU 2023-09 is effective for annual periods beginning after December 31, 2024.  The Company adopted ASU 2023-09 for the year ended December 31, 2025 and enhanced its disclosure requirements, accordingly.  See Note 7 - Income Taxes for further discussion.

Accounting pronouncements issued and not yet adopted - In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (“ASU 2024-03”) which requires entities to 1. disclose amounts of (a) purchase of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and, (e) depreciation, depletion, and amortization recognized as part of oil-and gas-producing activities, 2. include certain amounts that are already required to be disclosed under current Generally Accepted Accounting Principles in the same disclosures as other disaggregation requirements, 3. disclose a qualitative description of the amounts remaining in relevant expense captions that are not necessarily disaggregated quantitatively, and 4. disclose the total amount of selling expenses, in annual reporting periods, an entity’s definition of selling expense. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027.  Early adoption is permitted. The Company is currently evaluating ASU 2024-03 to determine the impact it may have on its consolidated financial statements.

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

2025 Results

For each of the years ended December 31, 2025 and 2024, 45% and 56% of the Company’s revenue was derived from the leasing segment, respectively, and 55% and 44% from the Company’s direct patient service segment, respectively.  For the year ended December 31, 2025, 41% of the Company’s revenue was derived from its LINAC business, 33% was derived from its Gamma Knife business, and 26% was derived from its PBRT business. For the year ended December 31, 2024, 35% was derived from its PBRT business, 34% of the Company’s revenue was derived from its Gamma Knife business, 30% was derived from its LINAC business, and 1% was derived from equipment sales.

TOTAL REVENUE

		Increase
(in thousands)	2025	(Decrease)	2024
Total revenue	$28,082	(0.9)%	$28,340

Total revenue in 2025 increased 0.9% compared to 2024 primarily due to revenue generated from the Company’s single-unit radiation therapy facility in Puebla, Mexico, which began treating patients in July 2024, and revenue generated by the three single-unit radiation therapy facilities owned by the RI Companies, which the Company acquired a 60% interest in on May 7, 2024. Revenues from the Company’s leasing segment decreased $3,076,000 in 2025 compared to 2024 due to a decrease in PBRT volumes and due to the expiration of three Gamma Knife contracts in the fourth quarter of 2024, first quarter of 2025, and second quarter of 2025. Revenues from the Company’s direct patient service segment increased by $2,973,000 in 2025 compared to 2024 due to the Company’s single-unit facility in Puebla, Mexico and the three, recently acquired, radiation therapy facilities in Rhode Island.

LINAC Revenue

		Increase
	2025	(Decrease)	2024
Revenue from LINAC (in thousands)	$11,528	35.4%	$8,517
Number of LINAC sessions	28,147	92.0%	14,662
Average revenue per session	$410	(29.5)%	$581

The Company acquired the RI Companies on May 7, 2024 and included the financial results from their operations from May 7, 2024, the closing date of the transaction, through December 31, 2024. The Company’s stand-alone radiation therapy facility in Puebla, Mexico also began treating patients in July 2024.  These facilities were consolidated with the Company’s operations or otherwise operated for the twelve-month period ended December, 31, 2025, versus operating under the Company for a partial period in the prior year, driving the increase in radiation therapy revenue and LINAC sessions.

Proton Therapy Revenue

		Increase
	2025	(Decrease)	2024
Revenue from PBRT (in thousands)	$7,369	(26.0)%	$9,952
Number of PBRT fractions	4,056	(21.1)%	5,139
Average revenue per fraction	$1,817	(6.2)%	$1,937

PBRT revenue for 2025 was $7,369,000 compared to $9,952,000 in 2024. The number of PBRT fractions performed in 2025 was 4,056 compared to 5,139 in 2024. Revenue per fraction in 2025 was $1,817 compared to $1,937 in 2024. Lower volumes during 2025 drove lower revenues. We believe the lower procedure volume during 2025 was due to normal, cyclical fluctuations.

Gamma Knife Revenue

		Increase
	2025	(Decrease)	2024
Revenue from Gamma Knife (in thousands)	$9,185	(5.5)%	$9,716
Number of Gamma Knife procedures	937	(13.6)%	1,084
Average revenue per procedure	$9,803	9.4%	$8,963

Gamma Knife revenue for 2025 was $9,185,000 compared to $9,716,000 in 2024. Gamma Knife revenue for 2025 decreased $531,000 compared to 2024 due to the expiration of a total of three contracts in the fourth quarter of 2024, first quarter of 2025, and second quarter of 2025, respectively.

The number of Gamma Knife procedures performed in 2025 decreased by 147 compared to 2024 primarily due to the expiration of a total of three contracts in the fourth quarter of 2024, first quarter of 2025, and second quarter of 2025, respectively. Excluding the three Gamma Knife contracts that expired during 2024 and 2025, Gamma Knife procedures for existing sites increased 2% compared to the prior year. Overall, Gamma Knife procedures for existing customer sites, direct patient service segment, decreased by 6%, offset by an 11% increase in the Company’s Gamma Knife leasing segment in 2025 compared to 2024, respectively.  The decrease in Gamma Knife volumes from direct patient service sites was due to downtime to upgrade the Gamma Knife in Peru from a Model 4(C) to the Esprit, and to relocate the facility location as part of the upgrade.

Revenue per procedure increased by $840 in 2025 compared to 2024. This increase was due to changes in reimbursement at the Company’s revenue share sites, which can fluctuate depending on payor mix and volume of procedures by site.

COSTS OF REVENUE

		Increase
(In thousands)	2025	(Decrease)	2024
Total costs of revenue	$23,018	20.2%	$19,155
Percentage of total revenue	82.0%		67.6%

The Company’s costs of revenue, consisting of maintenance and supplies, depreciation and amortization, and other operating expenses (such as insurance, property taxes, sales taxes, marketing costs and operating costs from the Company’s revenue sharing and international sites) increased by $3,863,000 in 2025 compared to 2024.

Maintenance and supplies and other direct operating costs, related party, as a percentage of total revenue were 13.4% and 10.7% in 2025 and 2024, respectively. Maintenance and supplies and other direct operating costs, related party increased by $740,000 in 2025 compared to 2024. The increase in 2025 compared to 2024 was primarily due to maintenance at the Company’s radiation therapy facilities in Rhode Island, that were acquired during 2024, and maintenance for the Company’s LINAC equipment in Puebla, Mexico which was under warranty through May 2025.

Depreciation and amortization costs as a percentage of total revenue were 20.3% and 21.4% in 2025 and 2024. Depreciation and amortization costs decreased by $376,000 in 2025 compared to 2024. The decrease in 2025 compared to 2024 was due to the expiration of three contracts in the fourth quarter of 2024, first quarter of 2025, and second quarter of 2025, respectively, offset by higher depreciation expense driven by an upgrade at one of the Company’s existing locations, the RI Acquisition where the Company acquired three, existing, single-unit radiation therapy facilities, and the Company’s radiation therapy in Puebla, Mexico which began treating patients July 2024.

Other direct operating costs as a percentage of total revenue were 48.3% and 35.5% in 2025 and 2024, respectively. Other direct operating costs increased by $3,499,000 in 2025 compared to 2024. The increase in 2025 was due to the Company’s single-unit radiation therapy facility in Puebla, Mexico, which began treating patients in July 2024, and the three single-unit radiation therapy facilities the Company acquired in Rhode Island on May 7, 2024.  These facilities are part of the Company’s direct patient service segment where the Company owns and operates the facilities, therefore, there are higher operating costs associated with them.

SELLING AND ADMINISTRATIVE EXPENSE

		Increase
(In thousands)	2025	(Decrease)	2024

Selling and administrative expense	$7,078	(4.4)%	$7,407
Percentage of total revenue	25.2%		26.1%

The Company’s selling and administrative costs decreased by $329,000 in 2025 compared to 2024. The decrease in 2025 was due to fees associated with new business opportunities, including those resulting from the RI Acquisition, incurred in the prior year only, offset by increased staffing in the sales, finance and customer retention areas that continued into 2025.

INTEREST EXPENSE

		Increase
(In thousands)	2025	(Decrease)	2024

Interest expense	$1,574	5.0%	$1,499
Percentage of total revenue	5.6%		5.3%

The Company’s interest expense increased $75,000 in 2025 compared to 2024. The increase for the year ended December 31, 2025 was due to an increase in borrowings, primarily the Second Supplemental Term Loan received in December 2024.

LOSS ON WRITE DOWN OF IMPAIRED ASSETS AND ASSOCIATED REMOVAL COSTS

		Increase
(In thousands)	2025	(Decrease)	2024

Loss on write down of impaired assets	$—	*	$3,084

Percentage of total revenue	0.0%		10.9%

As of December 31, 2025 and 2024, the Company recognized a loss on the write down of impaired assets of $0 and $3,084,000, respectively. During the year ended December 31, 2024, the Company recognized impairment on six of its domestic Gamma Knife units. The Company also increased and impaired its ARO liability for one of the impaired units where the Company does not plan to renew the contract in early 2026 and will remove this unit at its contract term. The six sites that were impaired and ARO for one of the impaired units were recorded as write down of impaired assets as of  December 31, 2024. The Company also reviewed its long-lived assets during the fourth quarter of 2025 and concluded no events or circumstances existed that indicated additional impairment existed at December 31, 2025.

See Note 3 - Property and Equipment to the consolidated financial statements for further discussion on impairment.

BARGAIN PURCHASE GAIN RI ACQUISITION

		Increase
(In thousands)	2025	(Decrease)	2024

Bargain purchase gain RI Acquisition, net	$—	*	$3,794

Percentage of total revenue	0.00%		13.4%

For the year ended December 31, 2024, the Company recorded a $3,794,000 net bargain purchase gain related to the RI Acquisition that closed on May 7, 2024.  The Company acquired 60% of the equity interests of the RI Companies, which operate three radiation therapy facilities, for $2,850,000.  The assets acquired exceeded the total purchase price by the bargain purchase amount and the Company recorded this difference as a gain for the year ended December 31, 2024. See Note 12 - RI Acquisition to the consolidated financial statements for further discussion on bargain purchase.

INTEREST AND OTHER INCOME

		Increase
(In thousands)	2025	(Decrease)	2024

Interest and other income	$368	48.4%	$248

Percentage of total revenue	1.3%		0.9%

Interest and other income increased $120,000 in 2025 compared to 2024.  The increase is primarily due to favorable exchange rates for the US dollar compared to the Mexican peso during the year ended December 31, 2025.  The Company maintains most of its cash in Mexico in the local currency.

INCOME TAX BENEFIT

		Increase
(In thousands)	2025	(Decrease)	2024

Income tax benefit	$(493)	67.1%	$(295)
Percentage of total revenue	(1.8)%		(1.0)%
Percentage of income, after net income attributable to non-controlling interests, and before income taxes and bargain purchase gain	24.1%		15.5%

Income tax benefit increased $198,000 in 2025 compared to 2024. The increase in the income tax benefit in 2025 was primarily due to losses incurred by both the Company’s leasing and direct patient services segments, driven by lower PBRT and Gamma Knife procedure volumes during 2025.

The Company anticipates that it will record income tax expense if it operates profitably in the future. Currently there are state income tax payments required for most states in which the Company operates.

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS

		Increase
(In thousands)	2025	(Decrease)	2024

Net loss attributable to non-controlling interests	$(1,174)	79.5%	$(654)

Percentage of total revenue	(4.2)%		(2.3)%

Net loss attributable to non-controlling interests increased $520,000 in 2025 compared to 2024. Net income or loss attributable to non-controlling interests represents the pre-tax income earned by the 19% non-controlling interest in GKF, and the pre-tax income or losses of the non-controlling interests in various subsidiaries controlled by GKF, the 40% non-controlling interests in the RI facilities and their pre-tax income or losses, and the 15% non-controlling interest in the Company’s joint venture in Puebla, Mexico and its net income or loss. The decrease or increase in net income or loss attributable to non-controlling interests reflects the relative profitability of GKF, the RI Companies, and Puebla. The increase in net loss attributable to non-controlling interests in 2025 compared to 2024 was due to higher pre-tax loss for GKF stand-alone operations and the RI facilities.

NET (LOSS) INCOME ATTRIBUTABLE TO AMERICAN SHARED HOSPITAL SERVICES

(In thousands,		Increase
except per share amounts)	2025	(Decrease)	2024

(Loss) earnings attributable to ASHS	$(1,553)	(171.0)%	$2,186
(Loss) earnings per share attributable to ASHS, diluted	$(0.23)	(170.0)%	$0.33

The Company incurred a net loss attributable to American Shared Hospital Services of $1,553,000 in 2025 compared to net income of $2,186,000 in 2024. The Company’s direct patient segment incurred a net loss of $1,167,000 in 2025 compared to net income of $5,566,000 in 2024. Net income in 2024 was primarily due to the bargain purchase gain from the RI Acquisition and profitability of the three stand-alone facilities acquired, in which the Company acquired an interest. The Company’s direct patient segment incurred a net loss in 2025, primarily due to physician turnover at the RI facilities, which impacted volumes during the year.  Also, the Company experienced equipment downtime in Peru to upgrade its equipment in July 2025. Net loss for the Company’s leasing segment decreased $2,994,000 in 2025 to a loss of $386,000 compared to a loss of $3,380,000 in 2024. The decrease in 2025 compared to 2024 was primarily due to the impairment recognized in the prior year on the Gamma Knife portfolio and related removal costs, along with operating losses at the domestic Gamma Knife leasing segment level.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary liquidity needs are to fund capital expenditures as well as support working capital requirements. In general, the Company’s principal sources of liquidity are cash and cash equivalents on hand. The Company had cash and cash equivalents, including restricted cash, of $3,712,000 at December 31, 2025 compared to $11,275,000 at December 31, 2024, a decrease of $7,563,000. The Company’s expected primary cash needs on both a short and long-term basis are for capital expenditures, business expansion, working capital, and other general corporate purposes.

Cash Flows

Cash Flows Provided by Operating Activities

Operating activities provided $3,098,000 of cash in 2025, which was driven by non-cash charges for depreciation and amortization of $5,714,000, stock-based compensation expense of $404,000, accretion of deferred issuance costs of $126,000, net changes in lease liabilities of $285,000, changes in related party liabilities of $207,000, and changes in prepaids and other assets of $1,677,000. These increases were offset by a net loss of $2,727,000, accretion of unfavorable lease position of $26,000, changes in receivables of $559,000, and changes in accounts payable and accrued liabilities of $955,000.

The Company’s trade accounts receivable decreased by $1,089,000 to $10,521,000 at December 31, 2025 from $11,610,000 at December 31, 2024. The number of days revenue (sales) outstanding (“DSO”) in accounts receivable as of December 31, 2025 was 137 days compared to 150 days at December 31, 2024. DSO fluctuates depending on timing of customer payments received and the mix of fee per use versus revenue sharing or direct patient service customers. The revenue sharing and direct patient service sites generally have longer collection periods than fee per use sites.  The Company added four direct patient service sites during 2024, driving the increase in DSO.

Cash Flows Used in Investing Activities

Investing activities used $7,634,000 of cash in 2025, due to payments made towards the purchase of property and equipment. During 2025, the Company completed two Esprit upgrades at existing customer sites.

Cash Flows Used in Financing Activities

Financing activities used $3,027,000 of cash during 2025, which was driven by payments on long-term debt of $3,014,000 and distributions to non-controlling interests of $21,000. These decreases were offset by capital contributions from non-controlling interests of $8,000.

Working Capital

The Company had a working capital deficit at December 31, 2025 of $5,724,000 compared to working capital of $15,853,000 at December 31, 2024. The $21,577,000 decrease in net working capital was primarily due to decreasing cash and an increase in the current portion of long-term debt, net, specifically following the notification from Fifth Third asserting an event of default under the Credit Agreements. The Company’s Credit Agreement with Fifth Third matures in April 2026, and, although the Company is optimistic it will be able to negotiate an extension to the Credit Agreement, if the Company is unable to do so, the Company’s liquidity will be adversely impacted and the Company’s ability to satisfy all of its commitments over the next twelve months in accordance with their current terms would be jeopardized. See additional discussion in the “Commitments” section below.

The Company, in the past, has secured financing for its projects from several lenders and anticipates that it will be able to secure financing on future projects from these or other lending sources, but there can be no assurance that financing will continue to be available on acceptable terms. If the Company’s payment obligations under the Credit Agreements become accelerated due to the events of default under such agreements, the Company would not have sufficient cash on hand, cash flow from operations, and other cash resources to satisfy such accelerated payment obligations, which raises substantial doubt about the Company’s ability to continue as a going concern. See additional discussion in the “Long-Term Debt” and “Going-Concern Consideration” sections below.

Long-Term Debt

On April 9, 2021, ASHS, Orlando, GKF (collectively, the Borrowers), and ASRS (together with the Borrowers, collectively, the Loan Parties) entered into a five-year $22,000,000 Credit Agreement with Fifth Third Bank, N.A. Unless otherwise stated, capitalized terms that are used in this “Long-Term Debt” section but not defined here or elsewhere in this Annual Report have the meanings given to them in the Credit Agreement, as amended. The Credit Agreement includes three loan Facilities. The first loan facility is a $9,500,000 Term Loan, which was used to refinance the domestic Gamma Knife debt and finance leases and for associated closing costs. The second loan facility is a $5,500,000 DDTL, which was used to refinance the Company’s PBRT finance leases and associated closing costs, as well as to provide additional working capital. The third loan facility provides a $7,000,000 Revolving Line of credit available for future projects and general corporate purposes. The Facilities have a five-year maturity, which mature on April 9, 2026, carry a floating interest of SOFR plus 3.0% (6.99% as of December 31, 2025), and are secured by a lien on substantially all of the assets of the Loan Parties and are guaranteed by ASHS. ASHS is currently in discussions with Fifth Third regarding a potential extension of the maturity of the Facilities. However, there can be no assurance that Fifth Third will agree to such an extension or, if obtained, as to the terms or duration of any such extension. If ASHS is unable to obtain an extension of the maturity of the Facilities, the Company will not have sufficient cash on hand to repay the Facilities at maturity.

On January 25, 2024, the Loan Parties and Fifth Third entered into the First Amendment to the Credit Agreement, which amended the Credit Agreement to add a Supplemental Term Loan in the aggregate principal amount of $2,700,000. The proceeds of the Supplemental Term Loan were advanced in a single borrowing on January 25, 2024, and were used for capital expenditures related to the Company’s operations in Puebla, Mexico and other related transaction costs. The Supplemental Term Loan has a Maturity Date of January 25, 2030. Interest on the Supplemental Term Loan was payable monthly during the initial twelve-month period following the First Amendment Effective Date. Following such twelve-month period, the Company is required to make equal monthly payments of principal and interest to fully amortize the amount outstanding under the Supplemental Term Loan by the Maturity Date. The Supplemental Term Loan is secured by a lien on substantially all of the assets of ASHS and certain of its domestic subsidiaries. The First Amendment also replaces the LIBOR-based rates in the Credit Agreement with SOFR-based rates. Pursuant to the First Amendment, advances under the Credit Agreement bear interest at a floating rate per annum equal to SOFR plus 3.00%, subject to a SOFR floor of 0.00%.

On December 18, 2024, the Company and Fifth Third entered into the Second Amendment to the Credit Agreement, which amended the Credit Agreement to add a Second Supplemental Term Loan in the aggregate principal amount of $7,000,000. The proceeds of the Second Supplemental Term Loan were advanced in a single borrowing on December 18, 2024, and were used for capital expenditures related to the Company’s domestic Gamma Knife leasing operations and the RI Acquisition and related transaction costs. The Second Supplemental Term Loan will mature on December 18, 2029 (the “Second Maturity Date”). Interest on the Second Supplemental Term Loan is payable monthly during the initial twelve-month period following the Second Amendment Effective Date. Following such twelve-month period, the Company is required to make equal monthly payments of principal and interest to fully amortize the amount outstanding under the Second Supplemental Term Loan over a period of seven years. All unpaid principal of the Second Supplemental Term Loan and accrued and unpaid interest thereon is due and payable in full on the Second Maturity Date. The Second Supplemental Term Loan is secured by a lien on substantially all of the assets of ASHS and certain of its domestic subsidiaries.

The long-term debt on the consolidated balance sheets related to the Term Loan, DDTL, Supplemental Term Loan and Second Supplemental Term Loan was $16,197,000 and $18,462,000 as of December 31, 2025 and December 31, 2024, respectively.  The Company capitalized debt issuance costs of $164,000 during the year ended December 31, 2024 related to issuance of the Supplemental Term Loan and Second Supplemental Term Loan.

The Credit Agreement contains customary covenants and representations, including without limitation, a minimum fixed-charge coverage ratio of 1.25 and maximum funded debt-to-EBITDA ratio of 3.0 to 1.0 (tested on a trailing twelve-month basis at the end of each fiscal quarter), an obligation that the Company maintain $5,000,000 of unrestricted domestic cash, reporting obligations, limitations on dispositions, changes in ownership, mergers and acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and capital expenditures.

On September 30, 2025, the Company received a limited waiver from Fifth Third with respect to its failure to be in compliance with the maximum funded debt-to-EBITDA ratio covenant in the Credit Agreement as of June 30, 2025 and with respect to the delivery of items following the closing of the Second Amendment.

As of September 30, 2025, the Company was not in compliance with the Minimum Cash Covenant under the Credit Agreement, which is an obligation to maintain minimum unrestricted domestic cash and Cash Equivalents of at least an aggregate of $5,000,000. On December 10, 2025, the Loan Parties received a notice from Fifth Third (i) asserting that an Event of Default occurred under the Credit Agreement due to the failure of the Borrowers to comply with the Minimum Cash Covenant for the fiscal quarter ending September 30, 2025 (the “September Event of Default”), and (ii) informing the Loan Parties that Fifth Third has suspended the Revolving Loan Commitment with respect to additional Revolving Loan Advances. In addition to confirming that Fifth Third has not waived the September Event of Default or any other Event of Default, the notice reserves all of Fifth Third’s other rights, powers, privileges, and remedies under the Credit Agreement, the other Loan Documents, applicable law, and otherwise with respect to any Event of Default, including but not limited to Fifth Third’s right to accelerate the Borrowers’ payment obligations in respect of all Advances and other Obligations owing under the Credit Agreement and to repossess, liquidate, or take any other action with respect to any or all Collateral.

As of December 31, 2025, the Company was not in compliance with the minimum fixed-charge coverage ratio, the maximum funded debt-to-EBITDA ratio, and the Minimum Cash Covenant required by the Credit Agreement (the “December Events of Default,” together with the September Event of Default, the “Financial Covenant Defaults”). The Company has notified Fifth Third of the December Events of Default, and as a result thereof, Fifth Third may exercise any of its rights, powers, privileges, and remedies under the Credit Agreement, the other Loan Documents, and applicable law, including but not limited to the right to accelerate the Borrowers’ payment obligations under the Credit Agreement.

Due to the Financial Covenant Defaults described above, the Loan Parties are not in compliance with the Credit Agreement as of December 31, 2025. As of the date of this Annual Report, Fifth Third has not accelerated the obligations of the Loan Parties under the Credit Agreement or other Loan Documents. ASHS is currently in discussions with Fifth Third regarding a waiver and an amendment to the Credit Agreement. However, there can be no assurances regarding the outcome of such discussions.

The DFC Loan entered into with DFC in connection with the acquisition of GKCE in June 2020 was obtained through a wholly-owned subsidiary of ASHS, HoldCo, and is guaranteed by GKF. The DFC Loan is secured by a lien on GKCE’s assets. The first tranche of the DFC Loan was funded in June 2020. During the fourth quarter of 2023, the second tranche of the DFC loan was funded to finance the equipment upgrade in Ecuador. The amount outstanding under the first tranche of the DFC Loan is payable in 29 quarterly installments with a fixed interest rate of 3.67%.  The amount outstanding under the second tranche of the DFC Loan is payable in 16 quarterly installments with a fixed interest rate of 7.49%. The long-term debt on the consolidated balance sheets related to the DFC loan was $1,149,000 and $1,806,000 as of December 31, 2025 and 2024, respectively. The Company did not capitalize any debt issuance costs during the years ended December 31, 2025 and 2024, respectively, related to maintenance and administrative fees on the DFC Loan.

The DFC Loan contains customary covenants among other covenants and obligations, requirements that HoldCo maintain certain financial ratios related to liquidity and cash flow as well as depository requirements.  On March 28, 2024, HoldCo received a waiver and amendment to the DFC Loan from DFC for certain covenants as of December 31, 2023 and through December 31, 2024 which amended other covenants and definitions permanently. On March 3, 2025, the Company received an additional waiver from DFC for certain covenants as of December 31, 2024 and through December 31, 2025.

In November and December 2024, GKCE obtained two loans with banks locally in Ecuador (the “GKCE Loans”).  The GKCE Loans carry interest rates of 12.60% and 12.78% and are payable in twelve and thirty-six equal monthly installments of principal and interest, respectively.  Total long-term debt on the consolidated balance sheets related to the GKCE Loans was $53,000 and $145,000 as of December 31, 2025 and 2024, respectively.  The Company did not capitalize any debt issuance costs related to the GKCE Loans.

As a result of the Loan Parties’ Financial Covenant Defaults under the Credit Agreement with Fifth Third discussed above, ASHS has determined that the non-compliance with the Credit Agreement could be deemed to have resulted in an Event of Default (as defined in the DFC Loan) under the DFC Loan (the “Potential Event of Default”). However, as of the date of this Annual Report, DFC has not delivered any notice to HoldCo or ASHS asserting the occurrence of an Event of Default or sought to exercise any remedies it may have under the DFC Loan.

Due to the Potential Event of Default described above, HoldCo may be deemed to not be in compliance with the DFC Loan as of September 30, 2025 and  December 31, 2025.

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

As long as the Company remains in default under the Credit Agreements, Fifth Third and DFC could accelerate all payment obligations under the Credit Agreements. Although, as of the date of this Annual Report, neither Fifth Third nor DFC has exercised their acceleration rights, if Fifth Third or DFC were to accelerate all payment obligations under the Credit Agreements as a result of the defaults thereunder, the Company would not have sufficient cash on hand to satisfy such accelerated payment obligations. As a result, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.
The Company continues to evaluate the implications of the information described above on its liquidity, financial condition, going-concern considerations, operations, and any other impact on its consolidated financial statements.

The Company’s combined long-term debt, net, totaled $17,294,000 as of December 31, 2025. See Note 5 - Long Term Debt to the consolidated financial statements for additional information.

Going-Concern Consideration

The Company believes it will be able to negotiate an extension to the Credit Agreement, however, if the Company is unable to do so, the Company’s liquidity will be adversely impacted and the Company’s ability to satisfy all of its commitments over the next twelve months in accordance with their current terms would be jeopardized. Despite management’s belief, as long as the Company remains in default under the Credit Agreements, Fifth Third and DFC could accelerate all payment obligations under the Credit Agreements. If such acceleration were to occur, the Company would not have sufficient cash on hand to satisfy the accelerated payment obligations. As a result of these conditions, in connection with management’s assessment of going-concern considerations in accordance with ASC 205-40 Presentation of Financial Statements - Going Concern, management has determined that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern, should Fifth Third and DFC accelerate all payment obligations. This 10-K does not contain any adjustments that might result from the uncertainty regarding the Company’s ability to continue as a going concern.

Commitments

As of December 31, 2025, the Company had commitments to purchase and install Gamma Knife and LINAC equipment totaling $7,884,000. There are no significant cash requirements, pending financing, for these commitments in the next 12 months. There can be no assurance that financing will be available for the Company’s current or future projects, or at terms that are acceptable to the Company.

The Company also had commitments to service its operating equipment totaling $7,114,000. The Gamma Knife, PBRT, LINAC and related service contracts are paid monthly, as service is performed. The Company believes that cash flow from operations and cash on hand will be sufficient to cover these payments.  See Note 10 - Commitments and Contingencies to the consolidated financial statements for further discussion on commitments.

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

The following summarizes related party activity for the years ended December 31, 2025 and 2024:

	December 31,
	2025	2024
Equipment purchases and de-install costs	$4,412,000	$5,268,000
Costs incurred to maintain equipment	978,000	678,000
Total related party transactions	$5,390,000	$5,946,000

The Company had related party commitments to purchase and install two Esprit upgrades, one LINAC, and service the related equipment. Total related party commitments were $10,754,000 as of December 31, 2025.

Related party liabilities on the consolidated balance sheets consist of the following as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Accounts payable, asset retirement obligations and other accrued liabilities	$1,887,000	$2,270,000

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

Our Executive Chairman of the Board (who performs the functions of our principal executive officer) and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e)) of the Exchange Act) as of the end of the period covered by this annual report, have concluded that our disclosure controls and procedures are not effective as of December 31, 2025 based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, due to the material weakness over financial reporting described below.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective at the reasonable assurance level as of December 31, 2025.

A material weakness, as defined in the standards established by the Sarbanes-Oxley Act of 2002, is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the material weakness in internal control over financial reporting as of December 31, 2025 described below.

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

The Company’s remediation plan related to the material weakness in our internal controls identified are to hire sufficient personnel with accounting and financial reporting experience to augment its current staff and to improve the timeliness of our overall effectiveness of the Company’s closing and financial reporting processes, including as described in this paragraph. As previously disclosed, on December 19, 2024, the Company appointed a new Chief Financial Officer who also serves as the Company’s principal financial officer and principal accounting officer. The new Chief Financial Officer has extensive experience and expertise in billing and collections for radiation therapy facilities. During 2024, the Company outsourced its billing cycle for its Rhode Island facilities. In May 2025, the Company hired a Director of Revenue Cycle Management and effective June 1, 2025, began preparing to process the Rhode Island revenue cycle internally. Two additional staff members have been hired to support this process internally as well. While this process is still new, the Company expects this change to provide more control and efficiency to this process overall. Also, during the first and second quarters of 2025, the Company utilized resources from a staffing agency and hired an Accounting Manager on a full-time basis in late March 2025 in addition to using third party accounting consulting services. The Company will continue to assess the need for additional resources, especially in the finance and accounting areas, as the Company’s business continues to grow and expand.

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

Our Executive Chairman of the Board (who performs the functions of our principal executive officer) and our Chief Financial Officer have evaluated the changes to the Company’s internal control over financial reporting that occurred during our last fiscal quarter ended December 31, 2025, as required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, and have concluded that, other than the remediation efforts described above, there were no such changes that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting..

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2025, no director or officer adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S‑K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors is incorporated herein by reference from the Company’s definitive Proxy Statement for the 2026 Annual Meeting of Shareholders (the “2026 Proxy Statement”). Information regarding executive officers of the Company, included herein under the caption “Executive Officers of the Company” in “Part I, Item 1. Business” above, is incorporated herein by reference.

Information concerning the identification of our standing Audit Committee required by this Item is incorporated by reference from the 2026 Proxy Statement.

Information concerning our Audit Committee financial experts required by this Item is incorporated by reference from the 2026 Proxy Statement.

Information concerning compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference from the 2026 Proxy Statement.

We have adopted a Code of Ethics that is available on our website at www.ashs.com. The information on our website is not part of this report. You may also request a copy of this document free of charge by writing our Corporate Secretary.

We have adopted a Policy on Inside Information and Insider Trading (our “Insider Trading Policy”), which governs the purchase, sale, and/or other disposition of our securities by our directors, officers, and employees and other covered persons designated by our Chief Financial Officer. We believe our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and NYSE American listing standards, as applicable. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item is incorporated herein by reference from the 2026 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated herein by reference from the 2026 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated herein by reference from the 2026 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the section entitled “Ratification of the Appointment of Our Independent Registered Public Accounting Firm” in our Proxy Statement for the 2026 Annual Meeting of Stockholders.

Auditor Firm Id:	23	Auditor Name:	Baker Tilly US, LLP	Auditor Location:	San Francisco, CA United States

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules.

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

			10-Q 001-08789	10.18b	11/15/2010

10.2e		Third Amendment to Lease Agreement for a Gamma Knife Unit (Perfexion Upgrade) dated June 1, 2020 between GK Financing, LLC and Methodist Healthcare System of San Antonio, Ltd., d/b/a Southwest Texas Methodist Hospital	10-Q 001-08789	10.4	5/12/2023

10.2f		Fourth Amendment to Lease Agreement for a Gamma Knife Unit (Esprit Upgrade) dated July 28, 2023 between GK Financing, LLC and Methodist Healthcare System of San Antonio, Ltd., L.L.P. (f/k/a Methodist Healthcare System of San Antonio, Ltd.) d/b/a Southwest Texas Methodist Hospital.	10-K 001-08789	10.2f	4/1/2024

10.10		Lease Agreement for a Gamma Knife Unit dated as of November 1, 1999 between GK Financing, LLC and Jackson HMA, Inc. d/b/a Central Mississippi Medical Center.	10-K 001-08789	10.10	3/30/2016

10.10a		Addendum to Lease Agreement for a Gamma Knife Unit dated as of November 1, 1999 between Jackson HMA, Inc. dba Central Mississippi Medical Center and GK Financing, LLC.	10-Q 001-08789	10.34	8/10/2001

10.10b	#	Addendum Two to Lease Agreement for a Gamma Knife Unit dated as of November 6, 2006 between GK Financing, LLC and Jackson HMA, Inc. d/b/a Central Mississippi Medical Center.	10-K 001-08789	10.51	4/2/2007

10.10c		Amendment Three to Lease Agreement for a Gamma Knife Unit dated as of February 23, 2010 between GK Financing, LLC and Jackson HMA, LLC d/b/a Central Mississippi Medical Center.	10-K 001-08789	10.10c	3/30/2016

10.10d		Amendment Four to Lease Agreement for a Gamma Knife Unit dated as of May 1, 2019 between GK Financing, LLC and Jackson HMA, LLC d/b/a Central Mississippi Medical Center.	10-Q 001-08789	10.1	5/11/2020

10.11		Lease Agreement for a Gamma Knife Unit dated as of February 18, 2000 between GK Financing, LLC and OSF HealthCare System.	10-K 001-08789	10.11	3/30/2016

10.11a		Addendum to Lease Agreement for a Gamma Knife Unit dated as of April 13, 2007, between GK Financing, LLC and OSF Healthcare System.	10-Q 001-08789	10.2	8/11/2016

10.11b		Addendum Two to Lease Agreement for a Gamma Knife Unit dated as of October 31, 2012 between GK Financing, LLC and OSF Healthcare System.	10-Q 001-08789	10.2a	8/11/2016

10.11c	#	Addendum Three to Lease Agreement for a Gamma Knife Unit dated as of June 7, 2016 between GK Financing, LLC and OSF Healthcare System.	10-Q 001-08789	10.2b	8/11/2016

10.11d		Addendum Four to Lease Agreement for a Gamma Knife Unit dated as of February 6, 2020 between GK Financing, LLC and OSF Healthcare System.	10-K 001-08789	10.11d	4/6/2021

10.11e	#	Addendum Five to Lease Agreement for a Gamma Knife Unit dated as of April 28, 2021 between GK Financing, LLC and OSF Healthcare System.	10-K 001-08789	10.11e	3/30/2022

10.11f	#	Addendum Six to Lease Agreement for a Gamma Knife Unit dated as of October 7, 2025 between GK Financing, LLC and OSF Healthcare System.

10.13		Equipment Lease Agreement (for a Gamma Knife Unit) dated as of February 13, 2003 between GK Financing, LLC and AHS Albuquerque Regional Medical Center, LLC.	10-K 001-08789	10.13	3/30/2016

10.13a	#	Amendment to Equipment Lease Agreement (Perfexion Upgrade) dated as of April 8, 2011 between GK Financing, LLC and Lovelace Health System, Inc., d/b/a Lovelace Medical Center.	10-Q 001-08789	10.62	8/15/2011

10.13b		Assignment and Assumption of Purchase and License Agreement dated as of February 2, 2011 between Elekta, Inc., GK Financing, LLC and Albuquerque GK Equipment, LLC.	10-Q 001-08789	10.62a	8/15/2011

10.13c	#	Icon Upgrade and Amendment Two to Equipment Lease Agreement for a Gamma Knife Unit dated as of October 15, 2019 between GK Financing, LLC and Lovelace Health System, Inc., d/b/a Lovelace Medical Center.	10-Q 001-08789	10.1	11/13/2020

10.13d		Amendment Three to Equipment Lease Agreement dated as of November 9, 2023 between GK Financing, LLC and Lovelace Health System, LLC d/b/a Lovelace Medical Center.	10-K 001-08789	10.13d	4/1/2024

10.14		Equipment Lease Agreement (for a Gamma Knife Unit) dated as of March 21, 2003 between GK Financing, LLC and Northern Westchester Hospital Center.	10-K 001-08789	10.14	3/30/2016

10.14a	#	Amendment to Equipment Lease Agreement (Perfexion Upgrade) dated as of June 8, 2012 between GK Financing, LLC and Northern Westchester Hospital Center.	10-Q 001-08789	10.46a	8/14/2013

10.14b	#	Amendment Two to Equipment Lease Agreement (Reload) dated as of October 7, 2020 between GK Financing, LLC and Northern Westchester Hospital Association.	10-Q 001-08789	10.1	5/13/2021

10.14c	#	Amendment Three to Equipment Lease Agreement (Esprit Upgrade) dated as of April 24, 2024 between GK Financing, LLC and Northern Westchester Hospital Center.	10-Q 001-08789	10.1	5/15/2024

10.19	#	Leksell Gamma Knife Perfexion Purchased Services Agreement dated as of January 19, 2012 between GK Financing, LLC and Sacred Heart Health System, Inc.	10-Q 001-08789	10.65	5/15/2013

10.20	#	Leksell Gamma Knife Perfexion Purchased Services Agreement dated as of March 27, 2014 between GK Financing, LLC and PeaceHealth doing business through its operating division PeaceHealth Sacred Heart Medical Center at RiverBend.	10-K 001-08789	10.67	4/1/2015

10.20a		Amendment One to Leksell Gamma Knife Perfexion Purchased Services Agreement dated as of March 27, 2014 between GKF Financing, LLC and PeaceHealth Sacred Heart Medical Center at Riverbend.	10-Q 001-08789	10.2	5/13/2021

10.20b		Amendment Two to Leksell Gamma Knife Perfexion Purchased Services Agreement dated as of January 19, 2024 between GKF Financing, LLC and PeaceHealth Sacred Heart Medical Center at RiverBend,	10-K 001-08789	10.20b	4/1/2024

10.20c		Amendment Three to Gamma Knife Perfexion Purchased Services Agreement dated as of March 27, 2014 between GK Financing, LLC and Peacehealth Sacred Heart Medical Center at Riverbend.	10-Q 001-08789	10.1	8/14/2024

10.22	#	Proton Beam Radiation Therapy Lease Agreement dated as of October 18, 2006 between American Shared Hospital Services and Orlando Regional Healthcare System, Inc.	10-Q 001-08789	10.3	8/11/2016

10.22a	#

Amendment One to Proton Beam Radiation Therapy Lease Agreement dated as of August 12, 2012 between American Shared Hospital Services and Orlando Health, Inc., formerly known as Orlando Regional Healthcare System, Inc.

			10-Q 001-08789	10.3a	8/11/2016

10.22b	#	Amendment Two to Proton Beam Radiation Therapy Lease Agreement dated as of March 31, 2026 between American Shared Hospital Services and Orland Health, Inc.	8-K 001-08789	10.1	3/19/2026

10.23a	#	Equipment Lease Agreement (for a Gamma Knife Unit) dated as of May 8, 2018 between The Methodist Hospitals, Inc. and GK Financing, LLC	10-Q 001-08789	10.1	5/13/2019

10.23b		First Amendment to Lease Agreement for a Gamma Knife Unit (Perfexion on site upgrade to Elekta Esprit) dated as of April 18, 2023 between The Methodist Hospitals, Inc. and GK Financing, LLC.	10-K 001-08789	10.23b	4/1/2024

10.23c		Second Amendment to Lease Agreement for a Gamma Knife Unit (Cobalt-60 Reload) dated as of June 13, 2023 between The Methodist Hospitals, Inc. and GK Financing, LLC.	10-K 001-08789	10.23c	4/1/2024

10.24	•	American Shared Hospital Services Incentive Compensation Plan as Amended and Restated effective June 25, 2021	8-K 001-08789	10.1	7/1/2021

10.25	•	Form of Indemnification Agreement between American Shared Hospital Services and members of its Board of Directors.	10-K 001-08789	10.26	3/30/2016

10.26	•	Form of American Shared Hospital Services Incentive Compensation Plan Performance Share Award Agreement.	10-K 001-08789	10.25	3/27/2017

10.27	•	Form of American Shared Hospital Services Incentive Compensation Plan Restricted Stock Unit Issuance Agreement.	10-Q 001-08789	10.2	5/12/2023

10.28	•	Form of American Shared Hospital Services Incentive Compensation Plan Notice of Grant of Incentive Stock Option.	10-Q 001-08789	10.3	5/12/2023

10.29	•	Offer Letter between the Company and Mr. Raymond C. Stachowiak dated April 22, 2020	8-K 001-08789	99.1	4/22/2020

10.30	•	Offer of Employment from the Company to Mr. Gary Delanois dated October 4, 2024.	8-K 001-08789	10.1	10/18/2024

10.31	•	Offer Letter from the Company to Mr. Scott Frech dated December 19, 2024.	8-K 001-08789	10.3	12/26/2024

10.32a		Credit Agreement dated as of April 9, 2021 among the Company, PBRT Orlando, LLC and GK Financing, LLC as the initial co-Borrowers, and American Shared Radiosurgery Services as the initial additional Loan Party and Fifth Third Bank, National Association, as Lender.	8-K 001-08789	10.1	4/15/2021

10.32b		First Amendment to Credit Agreement dated as of January 25, 2024 among the Company, PBRT Orlando, LLC and GK Financing, LLC as the Borrowers, American Shared Radiosurgery Services as a Loan Party and Fifth Third Bank, National Association, as Lender.	8-K 001-08789	10.1	1/31/2024

10.32c		Second Amendment to Credit Agreement dated as of January 25, 2024 among the Company, PBRT Orlando, LLC and GK Financing, LLC as the Borrowers, American Shared Radiosurgery Services as a Loan Party and Fifth Third Bank, National Association, as Lender.	8-K 001-08789	10.1	12/26/2024

10.33a		Investment Agreement dated as of November 10, 2023 between GenesisCare USA, Inc., GenesisCare USA Holdings, Inc., and the Company.	8-K 001-08789	10.1	11/16/2023

10.33b		First Amendment to Investment Agreement dated as of March 1, 2024 between the Company, GenesisCare USA, Inc., and GenesisCare USA Holdings, Inc.	10-K 001-08789	10.33b	4/1/2024

10.33c		Second Amendment to Investment Agreement dated as of April 18, 2024 between the Company, GenesisCare USA Inc., and GenesisCare USA Holdings, Inc.	10-Q 001-08789	10.2	5/15/2024

10.33d		Third Amendment to Investment Agreement dated as of April 24, 2024 between the Company, GenesisCare USA Inc., and GenesisCare USA Holdings, Inc.	10-Q 001-08789	10.3	5/15/2024

10.33e		Fourth Amendment to Investment Agreement dated as of May 7, 2024 between the Company, GenesisCare USA Inc., and GenesisCare USA Holdings, Inc..	10-Q 001-08789	10.4	5/15/2024

10.34	•	Form of American Shared Hospital Services Incentive Compensation Plan Performance Share Award Agreement

16.1	•	Moss Adams Letter to Securities and Exchange Commission dated June 9, 2025	8-K 001-08789	16.1	6/9/2025

19.1	*	American Shared Hospital Services Policy on Inside Information and Insider Trading.	10-K 001-08789	19.1	4/4/2025

21.1	*	Subsidiaries of the Company

23.1	*	Consent of Independent Registered Public Accounting Firm

31.1	*	Certification of Principal Executive Officer pursuant to Rule 13a-14a/15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Principal Financial Officer pursuant to Rule 13a-14a/15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	ǂ	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	*	American Shared Hospital Services Compensation Recoupment Policy, effective October 2, 2023.	10-K 001-08789	97	4/1/2024

101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline Instance XBRL contained in Exhibit 101

	*	Filed herewith.
	ǂ	Furnished herewith.
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

AMERICAN SHARED HOSPITAL SERVICES
(Registrant)

March 31, 2026	By:	/s/ Raymond C. Stachowiak
Raymond C. Stachowiak
Executive Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raymond C. Stachowiak	Executive Chairman of the Board (principal executive officer)	March 31, 2026
Raymond C. Stachowiak

/s/ Daniel G. Kelly Jr.	Director	March 31, 2026
Daniel G. Kelly JR.

/s/ Kathleen Miles	Director	March 31, 2026
Kathleen Miles

/s/ Vicki L. Wilson	Director	March 31, 2026
Vicki L. Wilson

/s/ Raymond S. Frech	Chief Financial Officer	March 31, 2026
Raymond S. Frech	(principal financial officer and principal accounting officer)

AMERICAN SHARED HOSPITAL SERVICES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

and

CONSOLIDATED FINANCIAL STATEMENTS

AS OF December 31, 2025 and 2024,

and

FOR THE YEARS THEN ENDED

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

American Shared Hospital Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Shared Hospital Services (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 of the consolidated financial statements, the Company has defaulted on its debt that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Rental Revenue from Medical Equipment Leasing – Estimates of Reimbursement Rates

As described in Note 2 in the Company’s consolidated financial statements, the Company has rental revenue from medical equipment leasing on either a fee per use or revenue sharing basis. Under revenue sharing arrangements, the Company recognizes revenue based on a contracted percentage of the reimbursement received by the hospital. The amount the Company expects to receive is recorded as revenue and estimated based on historical experience. Under fee per use arrangements, the Company recognizes revenue at the time the procedures are performed, based on each hospital’s contracted rate and number of procedures performed. During the year ended December 31, 2025, the Company recognized $12.6 million in rental revenue from medical equipment leasing.

We identified the auditing of management’s estimates of reimbursement rates to record rental revenue from medical equipment leasing and related accounts receivable under its revenue sharing arrangements as a critical audit matter. The estimates of reimbursement rates involve significant judgment and estimation by management and are subject to adjustments based on the actual reimbursements received. In turn, auditing management’s judgments used in the estimates of reimbursement rates involved a high degree of auditor judgment and subjectivity when performing audit procedures and evaluating the results of those procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures related to the matter included the following, among others:

●	Testing the process used by management, including evaluating the methods used.
●	Testing the completeness and accuracy of the underlying data used by management.
●	Testing the reasonableness of significant assumptions used by management by:
o	Obtaining third party confirmations from a selection of locations to evaluate the inputs to management’s calculation.
o	Testing cash receipts subsequent to year end.
o	Evaluating management’s ability to estimate by comparing collections in 2025 to prior year estimated accounts receivable.
o	Analytically comparing the estimated reimbursement rates to the predicted rates based on a mix of current and historical information.

Valuation of Property and Equipment

As described in Note 2 to the consolidated financial statements, the Company assesses the recoverability of its long-lived assets when events or changes in circumstances indicate their carrying value may not be recoverable. The Company assesses recoverability of a long-lived asset by determining whether the carrying value of the asset group can be recovered through projected undiscounted cash flows over their remaining lives. If the carrying value of the asset group exceeds the forecasted undiscounted cash flows, an impairment loss is recognized and measured as the amount by which the carrying amount exceeds estimated fair value. As of December 31, 2025, the Company’s balance of property and equipment was $31.1 million. As of December 31, 2025, the Company concluded that property and equipment was not impaired.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures related to the matter included the following, among others:

●	Evaluating the significant judgements applied in determining whether indicators of impairment were present, including searching for evidence contrary to such judgements.
●	Testing management's process for determining the projected cash flows to be generated by the site and evaluating the appropriateness of the methods used.
●	Testing the mathematical accuracy of the models used in the impairment assessment.
●

Evaluating the reasonableness of underlying assumptions used to forecast future cash flows, including forecasted growth rates by comparing these forecasts to historical operating results of the Company.

/s/ Baker Tilly US, LLP

San Francisco, California

March 31, 2026

We have served as the Company’s auditor since 2000.

AMERICAN SHARED HOSPITAL SERVICES CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,462,000	$11,025,000
Restricted cash	250,000	250,000
Accounts receivable, net of allowance for credit losses of $980,000 and $265,000 at December 31, 2025 and December 31, 2024, respectively	10,521,000	11,610,000
Tax receivables	978,000	550,000
Other receivables	1,021,000	391,000
VAT credits	702,000	112,000
Prepaid maintenance	12,000	1,392,000
Prepaid expenses and other current assets	774,000	928,000

Total current assets	17,720,000	26,258,000

PROPERTY AND EQUIPMENT, net	31,122,000	31,125,000
LAND	1,305,000	19,000
GOODWILL	1,265,000	1,265,000
INTANGIBLE ASSETS	78,000	78,000
RIGHT OF USE ASSETS, net	3,648,000	1,015,000
OTHER ASSETS	341,000	437,000
TOTAL ASSETS	$55,479,000	$60,197,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$607,000	$1,562,000
Employee compensation and benefits	1,504,000	1,368,000
Other accrued liabilities	1,752,000	1,888,000
Related party liabilities	937,000	1,320,000
Asset retirement obligations, related party (includes $250,000 and $250,000 non-related party at December 31, 2025 and 2024, respectively)	1,200,000	1,200,000
Current portion of lease liabilities	150,000	226,000
Current portion of long-term debt, net	17,294,000	2,841,000

Total current liabilities	23,444,000	10,405,000

LONG-TERM LEASE LIABILITIES, less current portion	4,229,000	1,500,000
LONG-TERM DEBT, net, less current portion	—	17,341,000
DEFERRED INCOME TAXES	115,000	924,000

TOTAL LIABILITIES	27,788,000	30,170,000
COMMITMENTS AND CONTINGENCIES (See Note 10)
SHAREHOLDERS’ EQUITY
Common stock
Common stock, no par value (10,000,000 authorized shares; Issued and outstanding shares – 6,575,000 at December 31, 2025 and 6,420,000 at December 31, 2024)	10,763,000	10,763,000
Additional paid-in capital	9,009,000	8,605,000
Retained earnings	4,262,000	5,815,000
Total equity- American Shared Hospital Services	24,034,000	25,183,000
Non-controlling interests in subsidiaries	3,657,000	4,844,000
Total shareholders’ equity	27,691,000	30,027,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$55,479,000	$60,197,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED December 31,
	2025	2024

Revenues:
Rental revenue from medical equipment leasing	$12,553,000	$15,629,000
Direct patient services revenue	15,529,000	12,556,000
Equipment sales, net	—	155,000
	28,082,000	28,340,000
Costs of revenue:
Maintenance and supplies	2,783,000	2,343,000
Depreciation and amortization	5,693,000	6,069,000
Other direct operating costs	13,564,000	10,065,000
Other direct operating costs, related party	978,000	678,000
	23,018,000	19,155,000
Gross margin	5,064,000	9,185,000

Selling and administrative expense	7,078,000	7,407,000
Interest expense	1,574,000	1,499,000
Loss on write down of impaired assets and associated removal costs	—	3,084,000

Operating loss	(3,588,000)	(2,805,000)

Bargain purchase gain RI Acquisition, net of deferred income taxes of $1,220,000	—	3,794,000
Interest and other income, net	368,000	248,000
(Loss) income before income taxes	(3,220,000)	1,237,000
Income tax benefit	(493,000)	(295,000)

Net (loss) income	(2,727,000)	1,532,000

(Plus): net loss attributable to non-controlling interests	1,174,000	654,000
Net (loss) income attributable to American Shared Hospital Services	$(1,553,000)	$2,186,000

Net (loss) income per share attributable to American Shared Hospital Services:
(Loss) earnings per common share - basic	$(0.23)	$0.34
(Loss) earnings per common share - diluted	$(0.23)	$0.33

Weighted average common shares for basic (loss) earnings per share	6,616,000	6,497,000
Weighted average common shares for diluted (loss) earnings per share	6,616,000	6,703,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	YEARS ENDED December 31, 2025 and 2024
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Sub-Total ASHS	Non-controlling Interests in Subsidiaries	Total
Balances at December 31, 2023	6,300,000	$10,763,000	$8,232,000	$3,629,000	$22,624,000	$3,655,000	$26,279,000
Stock-based compensation expense	—	—	373,000	—	373,000	—	373,000
Vested restricted stock awards	120,000	—	—	—	—	—	—
Capital contributions from non-controlling interests	—	—	—	—	—	38,000	38,000
Cash distributions to non-controlling interests	—	—	—	—	—	(95,000)	(95,000)
RI Acquisition non-controlling interests	—	—	—	—	—	1,900,000	1,900,000
Net income (loss)	—	—	—	2,186,000	2,186,000	(654,000)	1,532,000
Balances at December 31, 2024	6,420,000	10,763,000	8,605,000	5,815,000	25,183,000	4,844,000	30,027,000
Stock-based compensation expense	—	—	404,000	—	404,000	—	404,000
Vested restricted stock awards	155,000	—	—	—	—	—	—
Capital contributions from non-controlling interests	—	—	—	—	—	8,000	8,000
Cash distributions to non-controlling interests	—	—	—	—	—	(21,000)	(21,000)
Net loss	—	—	—	(1,553,000)	(1,553,000)	(1,174,000)	(2,727,000)
Balances at December 31, 2025	6,575,000	$10,763,000	$9,009,000	$4,262,000	$24,034,000	$3,657,000	$27,691,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED December 31,
	2025	2024
OPERATING ACTIVITIES
Net (loss) income	$(2,727,000)	$1,532,000
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	5,714,000	6,174,000
Non cash lease expense	331,000	228,000
Accretion of deferred issuance costs	126,000	95,000
Loss on write down of impaired assets	—	3,084,000
Gain on sale of equipment	—	(155,000)
Bargain purchase gain RI Acquisition, net of deferred income taxes	—	(3,794,000)
Deferred income taxes	(809,000)	(359,000)
Accretion of unfavorable lease position	(26,000)	(65,000)
Stock-based compensation	404,000	373,000
Changes in operating assets and liabilities:
Receivables	(559,000)	(6,939,000)
Prepaid expenses and other assets	1,677,000	(513,000)
Asset retirement obligations, related party	—	(588,000)
Related party liabilities	207,000	324,000
Lease liability	(285,000)	(228,000)
Accounts payable and accrued liabilities	(955,000)	2,227,000
Income taxes payable	—	(1,229,000)
Net cash provided by operating activities	3,098,000	167,000
INVESTING ACTIVITIES
Payment for purchases of property and equipment	(7,634,000)	(7,938,000)
Cash received in excess of cash paid for RI Acquisition	—	538,000
Proceeds from sale of equipment	—	295,000
Net cash used in investing activities	(7,634,000)	(7,105,000)
FINANCING ACTIVITIES
Principal payments on long-term debt	(3,014,000)	(2,734,000)
Principal payments on line of credit	(9,000,000)	(13,400,000)
Advances on line of credit	9,000,000	10,900,000
Long-term debt financing on purchase of property and equipment	—	9,860,000
Debt issuance costs long-term debt	—	(164,000)
Distributions to non-controlling interests	(21,000)	(95,000)
Capital contributions from non-controlling interests	8,000	38,000
Net cash (used in) provided by financing activities	(3,027,000)	4,405,000
Net change in cash and cash equivalents	(7,563,000)	(2,533,000)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of year	11,275,000	13,808,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of year	$3,712,000	$11,275,000

See accompanying notes

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$1,383,000	$1,404,000
Cash paid for income taxes	$739,000	$1,846,000

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Equipment included in accounts payable and accrued liabilities	$400,000	$990,000
Increase in ARO obligation	$—	$1,138,000

DETAIL OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD
Cash and cash equivalents	$3,462,000	$11,025,000
Restricted cash	250,000	250,000
Cash, cash equivalents, and restricted cash at end of period	$3,712,000	$11,275,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS AND BASIS OF PRESENTATION

Business – These consolidated financial statements include the accounts of American Shared Hospital Services (“ASHS”) and its subsidiaries (together with ASHS, the “Company”) as follows: ASHS wholly owns the subsidiaries American Shared Radiosurgery Services (“ASRS”), PBRT Orlando, LLC (“Orlando”), ASHS-Mexico, S.A. de C.V. (“ASHS-Mexico”), ASHS-Rhode Island Proton Beam Radiation Therapy, LLC (“RI-PBRT”), ASHS-Bristol Radiation Therapy, LLC (“Bristol”), OR21, Inc., and MedLeader.com, Inc. (“MedLeader”); ASHS is the majority owner of Southern New England Regional Cancer Center, LLC (“SNERCC”), Roger Williams Radiation Therapy, LLC (“RWRT”) and Long Beach Equipment, LLC (“LBE”); ASRS is the majority-owner of GK Financing, LLC (“GKF”), which wholly owns the subsidiaries Instituto de Gamma Knife del Pacifico S.A.C. (“GKPeru”) and HoldCo GKC S.A. (“HoldCo”). HoldCo wholly owns the subsidiary Gamma Knife Center Ecuador S.A. (“GKCE”). ASHS-Mexico is the majority owner of AB Radiocirugia y Radioterapia de Puebla, S.A.P.I. de C.V. of Puebla (“Puebla”) and Instituto Gamma Knife San Javier Mexico S.A.P.I. de C.V. (“San Javier”). GKF is the majority owner of the subsidiaries Albuquerque GK Equipment, LLC (“AGKE”) and Jacksonville GK Equipment, LLC (“JGKE”).

The Company (through ASRS) and Elekta AG (“Elekta”), the manufacturer of the Gamma Knife (through its wholly-owned United States subsidiary, GKV Investments, Inc.), entered into an operating agreement and formed GKF. During 2025, GKF leased Gamma Knife units to eight medical centers in the United States in the states of Florida, Illinois, Indiana, Mississippi, New Mexico, New York, Oregon, and Texas. GKF also owns and operates two single-unit Gamma Knife facilities in Lima, Peru and Guayaquil, Ecuador. The Company through its wholly-owned subsidiary, Orlando, provided proton beam radiation therapy (“PBRT”) and related equipment to a customer in the United States.

On  May 7, 2024 the Company closed on the acquisition of a transaction whereby it acquired a 60% equity interest in each of Southern New England Regional Cancer Center, LLC (“SNERCC”) and Roger Williams Radiation Therapy, LLC (“RWRT”), (collectively, the “RI Companies”) and was assigned certain payor contracts to the Company for a purchase price of $2,850,000 (such transaction, the “RI Acquisition. The RI Companies operate three functional radiation therapy cancer centers in Rhode Island. The parties closed the RI Acquisition on  May 7, 2024.  Accordingly, activity from  May 7, 2024 forward is included in the consolidated financial statements. See Note 12 - Rhode Island Acquisition to the consolidated financial statements for further information.

On  June 28, 2024, ASHS-Mexico signed a Joint Venture Agreement with Hospital San Javier, S.A. de C.V. (“HSJ”) to establish San Javier to treat public- and private-paying cancer patients and provide radiosurgery services in Guadalajara, Mexico. The Company and HSJ will hold 70% and 30% ownership interests, respectively, in San Javier. Under the agreement, the Company is responsible for upgrading HSJ’s existing Gamma Knife Perfexion system to a Gamma Knife Esprit and paying 50% of all site modification costs required to install the Esprit.  The Company does not expect that San Javier will begin treating patients until mid to late 2026.

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

Advertising and marketing – The Company expenses advertising and marketing costs as incurred (collectively, “marketing costs”). Marketing costs were $116,000 and $98,000 during the years ended December 31, 2025 and 2024, respectively. Marketing costs include joint marketing with customers and corporate advertising costs. Marketing costs are recorded in other direct operating costs and sales and administrative costs in the consolidated statements of operations.

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

All of the Company’s revenue was provided by 15 locations or 1 PBRT unit, 4 LINACs and 10 Gamma Knife units in 2025 and by 17 locations or 1 PBRT unit, 4 LINACs and 12 Gamma Knife units in 2024. Two customers individually accounted for approximately 26% and 31% of the Company’s total revenue in 2025, and two customers individually accounted for approximately 35% and 27% of the Company’s total revenue in 2024, respectively. At December 31, 2025, four locations accounted for 81% of total accounts receivable. At December 31, 2024, one location accounted for 32% of total accounts receivable. The Company performs credit evaluations of its customers and generally does not require collateral. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in any particular geographic area.

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

The Company had an allowance for credit losses of $980,000 at December 31, 2025 and $265,000 at December 31, 2024.  The Company increased its allowance by $715,000 during 2025 to account for receivables deemed uncollectible on patient accounts in the direct patient service segment.  The increase to the reserve in 2025 is reflected in other direct operating costs in the consolidated statements of operations. There were no accounts charged against the allowance for credit losses during the year ended December 31, 2025.

Non-controlling interests - The Company reports its non-controlling interests as a separate component of shareholders’ equity. Non-controlling interest is determined by the income (loss) multiplied by the non-controlling interest in subsidiaries, and the income or losses of the non-controlling interests in the RI Companies, in Puebla, and in the various subsidiaries controlled by GKF.  The Company also presents the consolidated net income and the portion of the consolidated net income (loss) allocable to the non-controlling interests and to the shareholders of the Company separately in its consolidated statements of operations.

Property and equipment – Property and equipment are stated at cost less accumulated depreciation. Depreciation for Gamma Knife and other equipment is determined using the straight-line method over the estimated useful lives of the assets, which for medical and office equipment is generally 3 – 10 years, and after accounting for salvage value on the equipment where applicable. The Company acquired a building as part of the acquisition of GKCE in June 2020.  Depreciation for buildings is determined using the straight-line method over 20 years. The Company determines salvage value based on the estimated fair value of the equipment at the end of its useful life. As of   December 31, 2024, the Company reduced its estimate of salvage value for all seven Gamma Knife units to $0. This change was made as of December 31, 2024, therefore there was no impact from the change in estimate for the year-ended December 31, 2024, but this change in estimate will impact future periods.

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

The Company leases Gamma Knife and radiation therapy equipment to its customers under arrangements accounted for as operating leases. At December 31, 2025, the Company held equipment under operating lease contracts with customers with an original cost of $53,128,000 and accumulated depreciation of $36,665,000. At December 31, 2024, the Company held equipment under operating lease contracts with customers with an original cost of $54,266,000 and accumulated depreciation of $37,002,000.

As of December 31, 2024, the Company recognized a loss on the write down of impaired assets $3,084,000. The Company reviewed its long-lived assets during the fourth quarter of 2024 and concluded events and circumstances existed that indicated six of the Company’s domestic Gamma Knife units were impaired. One of the assets was partially impaired in the prior year and is now fully impaired, and the Company expects to remove this equipment prior to the contract term.  The Company also increased and impaired its asset removal obligation (“ARO”) liability for one of the impaired units where the Company does not plan to renew the contract in early 2026 and will remove this unit at its contract term. The six sites that were impaired and ARO for two of the impaired sites, were recorded as write down of impaired assets for the December 31, 2024. Total ARO impairment for the year ended  December 31, 2024 was $450,000. Total equipment impairment for the year ended  December 31, 2024 was $2,634,000. The Company also reviewed its long-lived assets during the fourth quarter of 2025 and concluded events and circumstances indicated no additional impairment existed

See further discussion under Note 2 - Long-lived asset impairment and Note 3 - Property and Equipment.

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – ACCOUNTING POLICIES (CONTINUED)

Revenue recognition - The Company recognizes revenues under Accounting Standards Codification (“ASC”) 842 Leases (“ASC 842”) and ASC 606 Revenue from Contracts with Customers (“ASC 606”).

Rental income from medical equipment leasing (“leasing”) – The Company recognizes revenues under ASC 842 when services have been rendered and collectability is reasonably assured, on either a fee per use or revenue sharing basis. The terms of the contracts do not contain any guaranteed minimum payments. The Company’s lease contracts typically have a ten-year term and are classified as either fee per use or revenue sharing. Fee per use revenues are recognized at the time the procedures are performed, based on each hospital’s contracted rate and the number of procedures performed. Under revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital. The amount the Company expects to receive is recorded as revenue and estimated based on historical experience. Revenue estimates are reviewed periodically and adjusted as necessary.  Some of the Company’s revenue sharing arrangements also have a cost sharing component and net profit share for the operating costs of the center. The Company records an estimate of operating costs which are reviewed on a regular basis and adjusted as necessary to more accurately reflect the actual operating costs and profit. The operating costs and estimated net operating profit are recorded as other direct operating costs in the consolidated statements of operations. For the years ended,  December 31, 2025 and 2024, the Company recognized leasing revenue of approximately $12,553,000 and $15,629,000 under ASC 842, respectively, of which approximately $7,369,000 and $9,952,000 were for PBRT services, respectively.

Revenue sharing arrangements amounted to approximately 36 % and 70 % of total revenue for the years ended December 31, 2025 and 2024, respectively. Because the revenue estimates are reviewed on a quarterly basis, any adjustments required for past revenue estimates would result in an increase or reduction in revenue during the current quarterly period.  Payor mix is a significant variable in the Company’s estimate for revenue sharing revenues.

Direct patient services income  – The Company has stand-alone facilities in Lima, Peru and Guayaquil, Ecuador, where a contract exists between the Company’s facilities and the individual patient treated at the facility. Under ASC 606, the Company acts as the principal in this transaction and provides, at a point in time, a single performance obligation, in the form of a Gamma Knife treatment. Revenue related to a Gamma Knife treatment is recognized on a gross basis at the time when the patient receives treatment. There is no variable consideration present in the Company’s performance obligation and the transaction price is agreed upon per the stated contractual rate. GKPeru's payment terms are typically prepaid for self-pay patients and insurance provider payments are paid net 30 days. GKCE’s patient population is primarily covered by a government payor and payments are paid between six and nine months, following issuance of invoice. The Company did not capitalize any incremental costs related to the fulfillment of its customer contracts.

On  May 7, 2024, the Company acquired 60% of the equity interests of the RI Companies. The RI Companies operate three, existing, stand-alone radiation therapy cancer centers in Woonsocket, Warwick and Providence, Rhode Island, where contracts exist between the Company’s facilities and the individual patients treated at the facility.  Under ASC 606, the Company acts as the principal in these transactions and provides, at a point in time, a single performance obligation, in the form of radiation therapy treatment.  The Company’s stand alone radiation therapy facility in Puebla, Mexico is also accounted for under ASC 606. Revenue related to radiation therapy is recognized at the expected amount to be received, based on insurance contracts and payor mix, when the patient receives treatment.  There is no variable consideration present in the Company’s performance obligation and the transaction price is agreed upon per the stated contractual rate.  Payment terms at these facilities are typically prepaid for self-pay patients and insurance providers are paid net 30 to 60 days. The Company did not capitalize any incremental costs related to the fulfillment of its customer contracts. The Company also concluded these facilities are part of its direct patient service segment, see further discussion below.

Accounts receivable under ASC 606 at December 31, 2025 and January 1, 2025 were $8,138,000 and $6,073,000. Accounts receivable under ASC 606 at  December 31, 2024 and January 1, 2024 were $6,073,000 and $1,626,000. For the years ended  December 31, 2025 and 2024, the Company recognized direct patient service revenues of approximately $15,529,000 and $12,556,000 under ASC 606, respectively.

Equipment sales – During the year-ended December 31, 2024, the Company sold one of its Gamma Knife Perfexion units with an Icon upgrade to the customer it was leased to and recorded a net gain on equipment sale. The Company assessed this transaction under ASC 606 and concluded the Company acted as the agent in this transaction and provided, at a point in time, a single performance obligations, in the form of an equipment sale of an Icon.  Revenue related to the equipment sale is recognized on a net basis when the sale is complete.  The Company recognized net revenues of $155,000 on the sale of equipment for the year ended December 31, 2024.

Stock-based compensation – The Company measures all stock-based compensation awards at fair value and records such expense in its consolidated financial statements over the requisite service period of the related award. See Note 8 - Stock-Based Compensation Expense for additional information on the Company’s stock-based compensation programs.

Costs of revenue – The Company’s costs of revenue consist primarily of maintenance and supplies, depreciation and amortization, and other operating expenses (such as insurance, property taxes, sales taxes, marketing costs and operating costs from the Company’s revenue sharing and direct patient service sites). Costs of revenue are recognized as incurred.

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

Functional currency – Based on guidance provided in accordance with ASC 830, Foreign Currency Matters (“ASC 830”), the Company analyzes its operations outside the United States to determine the functional currency of each operation. Management has determined that these operations are accounted for in U.S. dollars since the primary transactions incurred are in U.S. dollars and the Company provides significant funding towards the startup of the operation. When Management determines that an operation has become predominantly self-sufficient, the Company will reassess its accounting for the operation to the local currency from the U.S. dollar. The Company analyzed its Gamma Knife site in Peru and its startup operations in Mexico for Puebla under ASC 830 as of December 31, 2025 and 2024 and concluded the functional currency was the U.S. dollar. As facts and circumstances change, the Company will reassess this conclusion.  The functional currency of the Company’s Gamma Knife site in Ecuador is the U.S. dollar because that is the local currency of Ecuador.

Asset Retirement Obligations – Based on the guidance provided in ASC 410, Asset Retirement Obligations (“ASC 410”), the Company analyzed its existing lease agreements and determined whether an ARO exists to remove the respective units at the end of the lease terms. As of December 31, 2025, the Company had two AROs recorded for the two customer sites, one expired in February 2025 and the second will expire in May 2026, totaling $1,200,000.  One ARO was recorded and impaired in a prior period.  The Company recorded and impaired the ARO for the second customer site during 2024. No liability has been recorded as of December 31, 2025 for the remaining Gamma Knife or PBRT locations, because it is uncertain these units will be removed at the end of the lease term. The Company will re-evaluate the need to record additional ARO liabilities on a periodic basis when facts and circumstances change that could affect this conclusion.

Asset retirement obligations, included in related party liabilities, were $1,200,000 and $1,200,000 at  December 31, 2025 and 2024, respectively. The following illustrates the change in asset retirement obligations, related party as of  December 31, 2025 and 2024:

	2025	2024
Balance at beginning of period	$1,200,000	$650,000
Increase in obligations	—	1,138,000
Payments	—	(588,000)
Balance at end of period	$1,200,000	$1,200,000

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – ACCOUNTING POLICIES (CONTINUED)

Earnings per share – The Company calculates diluted shares using the treasury stock method. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the year. The fully vested restricted stock units not issued and outstanding are also included therein. Diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of options and from unvested restricted stock units. Because the Company reported a loss for the year-ended December 31, 2025, the potentially dilutive effects of approximately 18,000 of the Company’s stock options and 161,000 of the Company’s unvested restricted stock awards were not considered for the reporting period. The computation for the year ended December 31, 2024 included all of the Company’s stock options outstanding because the exercise price of the options was less than the average market price during the period. The weighted average common shares outstanding for the years ended  December 31, 2025 and 2024, included approximately 123,000 and 123,000, respectively, of the Company’s restricted stock awards that are fully vested but are deferred for issuance.

The following table illustrates the computations of basic and diluted earnings per share for the years ended December 31, 2025 and 2024.

	2025	2024
Numerator for basic and diluted (loss) earnings per share	$(1,553,000)	$2,186,000
Denominator:
Denominator for basic (loss) earnings per share – weighted-average shares	6,616,000	6,497,000
Effect of dilutive securities employee stock options and unvested restricted stock	—	206,000
Denominator for diluted (loss) earnings per share – adjusted weighted-average shares	6,616,000	6,703,000
(Loss) earnings per common share- basic	$(0.23)	$0.34
(Loss) earnings per common share- diluted	$(0.23)	$0.33

Business segment information - Based on the guidance provided in accordance with ASC 280 Segment Reporting (“ASC 280”), the Company analyzed its subsidiaries which are all in the business of providing radiosurgery and radiation therapy services, either through leasing to healthcare providers or directly to patients, and concluded there are two reportable segments, leasing and direct patient service. During 2025, the Company provided Gamma Knife and PBRT equipment to eleven hospitals in the United States, which constitutes the leasing segment. As of December 31, 2025, the Company owns and operates two single-unit Gamma Knife facilities in Lima, Peru and Guayaquil, Ecuador, one single-unit radiation therapy facility in Puebla, Mexico, and following the RI Acquisition on  May 7, 2024, the Company also owns a 60% interest in and operates three single-unit radiation therapy facilities in Rhode Island, which collectively constitute the direct patient segment.

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

For the years ended  December 31, 2025 and 2024, the Company’s PBRT operations represented a significant majority of the net income attributable to American Shared Hospital Services from the leasing segment, disclosed below. The revenues, depreciation, interest expense, interest income, tax expense, net (loss) income attributable to American Shared Hospital Services, total asset allocations, and other non-recurring expense for the Company’s two reportable segments as of December 31, 2025 and 2024 consists of the following:

	2025	2024
Revenues
Leasing	$12,553,000	$15,784,000
Direct patient service	15,529,000	12,556,000
Total	$28,082,000	$28,340,000

	2025	2024
Depreciation expense
Leasing	$3,584,000	$4,535,000
Direct patient service	2,130,000	1,639,000
Total	$5,714,000	$6,174,000

	2025	2024
Interest expense
Leasing	$1,502,000	$1,367,000
Direct patient service	72,000	132,000
Total	$1,574,000	$1,499,000

	2025	2024
Bargain purchase gain RI Acquisition
Leasing	$—	$—
Direct patient service	—	3,794,000
Total	$—	$3,794,000

	2025	2024
Loss on write down of impaired assets and associated removal costs
Leasing	$—	$3,084,000
Direct patient service	—	—
Total	$—	$3,084,000

	2025	2024
Interest income
Leasing	$129,000	$310,000
Direct patient service	57,000	32,000
Total	$186,000	$342,000

	2025	2024
Income tax (benefit) expense
Leasing	$(789,000)	$(623,000)
Direct patient service	296,000	328,000
Total	$(493,000)	$(295,000)

	2025	2024
Net (loss) income attributable to American Shared Hospital Services
Leasing	$(386,000)	$(3,380,000)
Direct patient service	(1,167,000)	5,566,000
Total	$(1,553,000)	$2,186,000

	2025	2024
Total assets
Leasing	$24,334,000	$35,455,000
Direct patient service	31,145,000	24,742,000
Total	$55,479,000	$60,197,000

	2025	2024
Leasing revenue
Domestic	$12,553,000	$15,784,000
Total	$12,553,000	$15,784,000

	2025	2024
Direct patient service revenue
International	$6,784,000	$4,800,000
Domestic	8,745,000	7,756,000
Total	$15,529,000	$12,556,000

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – ACCOUNTING POLICIES (CONTINUED)

Long lived asset impairment – The Company assesses the recoverability of its long-lived assets when events or changes in circumstances indicate their carrying value may not be recoverable. Such events or changes in circumstances may include: a significant adverse change in the extent or manner in which a long-lived asset is being used, significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company assesses recoverability of a long-lived asset by determining whether the carrying value of the asset group can be recovered through projected undiscounted cash flows over their remaining lives. If the carrying value of the asset group exceeds the forecasted undiscounted cash flows, an impairment loss is recognized, measured as the amount by which the carrying amount exceeds estimated fair value. An impairment loss is charged to the consolidated statement of operations in the period in which management determines such impairment. As of December 31, 2025 and 2024, the Company recognized a loss on the write down of impaired assets of $0 and $3,084,000, respectively. See Note 3 - Property and Equipment for further discussion.

Goodwill and intangible assets - The Company recorded goodwill of $1,265,000 and an intangible asset with a fair value of $78,000 as part of the acquisition of GKCE in June 2020. The intangible asset identified was GKCE’s trade name and the Company assigned an indefinite useful life to the asset. Based on the guidance provided in accordance with ASC 350 Intangibles-Goodwill and Other (“ASC 350”), the Company does not amortize the intangible asset because it has an indefinite life. The Company assesses goodwill at the reporting unit level, which has been determined to be direct patient services. Each reporting period, the Company assesses whether events or circumstances continue to support an indefinite useful life for the intangible asset. Per ASC 350, the Company tests goodwill and intangible assets for impairment annually or as events or circumstances change that indicate the fair value may be below the carrying amount. As of December 31, 2025 and 2024, there has been no change to the Company’s assessment of the value of intangible assets or goodwill.

Accounting pronouncements issued and adopted -  In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740) Improvements to Income Tax Disclosures (“ASU 2023-09”) which requires entities, on an annual basis, to disclose: specific categories in the rate reconciliation, additional information for reconciling items that meet a quantitative threshold, the amount of income taxes paid, net of refunds, disaggregated by jurisdiction, income or loss from continuing operations before income tax, income tax expense from continuing operations disaggregated between foreign and domestic, and income tax expense from continuing operations disaggregated by federal, state and foreign.  ASU 2023-09 is effective for annual periods beginning after December 31, 2024.  The Company adopted ASU 2023-09 for the year-ended December 31, 2025, prospectively, and enhanced its disclosure requirements, accordingly.  See Note 7 - Income Taxes for further discussion.

Accounting pronouncements issued and not yet adopted - In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (“ASU 2024-03”) which requires entities to 1. disclose amounts of (a) purchase of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and, (e) depreciation, depletion, and amortization recognized as part of oil-and gas-producing activities, 2. include certain amounts that are already required to be disclosed under current Generally Accepted Accounting Principles in the same disclosures as other disaggregation requirements, 3. disclose a qualitative description of the amounts remaining in relevant expense captions that are not necessarily disaggregated quantitatively, and 4. disclose the total amount of selling expenses, in annual reporting periods, an entity’s definition of selling expense. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027.  Early adoption is permitted. The Company is currently evaluating ASU 2024-03 to determine the impact it may have on its consolidated financial statements.

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

Reclassifications - Certain comparative balances as of December 31, 2024 have been reclassified to make them consistent with the current year presentation.

Liquidity - On  April 9, 2021, ASHS, Orlando, GKF (together with ASHS and Orlando, the “Borrowers”), and ASRS (together with the Borrowers, collectively, the “Loan Parties”) entered into a five-year $22,000,000 credit agreement (the “Credit Agreement”) with Fifth Third Bank, N.A. (“Fifth Third”).  The loan entered into with United States International Development Finance Corporation (“DFC”) in connection with the acquisition of GKCE in  June 2020 (the “DFC Loan”; together with the Credit Agreement, the “Credit Agreements”) was obtained through the Company’s wholly-owned subsidiary, HoldCo and is guaranteed by GKF. On  December 10, 2025, the Loan Parties received a notice from Fifth Third asserting that an Event of Default (as defined) occurred under the Credit Agreement due to the Borrower's failure to maintain minimum unrestricted domestic cash of at least an aggregate of $5,000,000. The Credit Agreement matures on April 9, 2026 and is secured by a lien on substantially all of the assets of the Loan Parties and is guaranteed by ASHS. ASHS is currently in discussions with Fifth Third regarding a potential extension of the maturity of the Credit Agreement. However, there can be no assurance that Fifth Third will agree to such an extension or, if obtained, as to the terms or duration of any such extension. If ASHS is unable to obtain an extension of the maturity of the Credit Agreement, the Company will not have sufficient cash on hand to repay the Facilities at maturity. See Note 5 - “Long Term Debt” for additional information.

The Company reassessed its ability to continue as a going concern in light of the Event of Default. As long as the Company remains in default under the Credit Agreements, Fifth Third and DFC could accelerate all payment obligations under the Credit Agreements. If Fifth Third or DFC were to accelerate all payment obligations under the Credit Agreements as a result of the defaults thereunder, the Company would not have sufficient cash on hand to satisfy such accelerated payment obligations. As a result, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The Company believes it will be able to negotiate an extension to the Credit Agreement, however, if the Company is unable to do so, the Company’s liquidity will be adversely impacted and the Company’s ability to satisfy all of its commitments over the next twelve months in accordance with their current terms would be jeopardized. As a result of these conditions, in connection with management’s assessment of going-concern considerations in accordance with ASC 205-40 Presentation of Financial Statements - Going Concern, management has determined that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern, should Fifth Third and DFC accelerate all payment obligations. The Company’s consolidated balance sheet as of December 31, 2025, does not contain any adjustments that might result from the uncertainty regarding the Company’s ability to continue as a going concern.

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2025	2024
Medical equipment and facilities	$70,172,000	$71,148,000
Office equipment	638,000	594,000
Construction in progress	255,000	1,112,000
	71,065,000	72,854,000
Accumulated depreciation	(39,943,000)	(41,729,000)
Net property and equipment	$31,122,000	$31,125,000

Equipment outside of the US	$8,082,000	$6,104,000

Depreciation expense recorded in costs of revenue and selling and administrative expense in the consolidated statements of operations for the years ended  December 31, 2025 and 2024 is as follows:

	2025	2024

Depreciation expense	$5,714,000	$6,174,000

As of December 31, 2025 and 2024, the Company recognized a loss on the write down of impaired assets of $0 and $3,084,000, respectively. The impairment as of  December 31, 2024, related to cash flow impairment for six of the Company’s domestic Gamma Knife units and estimated removal costs for one of the impaired units, which the Company expects to remove in the second quarter of 2026. The impairment as of  December 31, 2024 was related to cash flow impairment for one of the Company’s Gamma Knife units and estimated removal costs of the two Gamma Knife contracts that expired during the year. The Company reviewed its Gamma Knife equipment, in light of available information as of  December 31, 2025 and concluded no impairment exists. The Company reviewed its PBRT equipment, in light of available information as of December 31, 2025 and 2024 and concluded no impairment exists.

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - OTHER ACCRUED LIABILITIES

Other accrued liabilities consists of the following:

	December 31,
	2025	2024
Professional services	141,000	167,000
Operating costs	1,026,000	858,000
Other	585,000	863,000
Total other accrued liabilities	$1,752,000	$1,888,000

NOTE 5 - LONG TERM DEBT

On  April 9, 2021, ASHS, Orlando, GKF (together with ASHS and Orlando, the “Borrowers”), and ASRS (together with the Borrowers, collectively, the “Loan Parties”) entered into a five year $22,000,000 credit agreement (the “Credit Agreement”) with Fifth Third Bank, N.A. (“Fifth Third”). Capitalized terms that are used but not defined in this Note 5 have the meanings given to them in the Credit Agreement, as amended. The Credit Agreement includes three loan facilities. The first loan facility is a $9,500,000 term loan (the “Term Loan”), which was used to refinance the domestic Gamma Knife debt and finance leases, and associated closing costs. The second loan facility is a $5,500,000 delayed draw term loan (the “DDTL”) which was used to refinance the Company’s PBRT finance leases and associated closing costs, as well as to provide additional working capital. The third loan facility provides for a $7,000,000 revolving line of credit (the “Revolving Line”) available for future projects and general corporate purposes. The facilities have a five-year maturity, which mature on April 9, 2026, carry a floating interest of SOFR plus 3.0% (6.99% as of  December 31, 2025), and are secured by a lien on substantially all of the assets of the Loan Parties and guaranteed by ASHS.

On  January 25, 2024 (the “First Amendment Effective Date”), the Company and Fifth Third entered into a First Amendment to the Credit Agreement (the “First Amendment”), which amended the Credit Agreement to add a new term loan in the aggregate principal amount of $2,700,000 (the “Supplemental Term Loan”). The proceeds of the Supplemental Term Loan were advanced in a single borrowing on   January 25, 2024, and were used for capital expenditures related to the Company’s operations in Puebla, Mexico and other related transaction costs. The Supplemental Term Loan will mature on  January 25, 2030 (the “Maturity Date”). Interest on the Supplemental Term Loan is payable monthly during the initial twelve month period following the First Amendment Effective Date. Following such twelve month period, the Company is required to make equal monthly payments of principal and interest to fully amortize the amount outstanding under the Supplemental Term Loan by the Maturity Date. The Supplemental Term Loan is secured by a lien on substantially all of the assets of ASHS and certain of its domestic subsidiaries. The First Amendment also replaces the LIBOR-based rates in the Credit Agreement with SOFR-based rates. Pursuant to the First Amendment, advances under the Credit Agreement bear interest at a floating rate per annum equal to SOFR plus 3.00%, subject to a SOFR floor of 0.00% (the “Applicable Rate”).

On  December 18, 2024 (the “Second Amendment Effective Date”), the Company and Fifth Third entered into a Second Amendment to the Credit Agreement (the “Second Amendment”), which amended the Credit Agreement to add a new term loan in the aggregate principal amount of $7,000,000 (the “Second Supplemental Term Loan”). The proceeds of the Second Supplemental Term Loan were advanced in a single borrowing on  December 18, 2024, and were used for capital expenditures related to the Company’s domestic Gamma Knife leasing operations and the RI Acquisition and related transaction costs. The Second Supplemental Term Loan will mature on  December 18, 2029 (the “Second Maturity Date”). Interest on the Second Supplemental Term Loan is payable monthly during the initial twelve month period following the Second Amendment Effective Date. Following such twelve month period, the Company is required to make equal monthly payments of principal and interest to fully amortize the amount outstanding under the Second Supplemental Term Loan over a period of seven years. All unpaid principal of the Second Supplemental Term Loan and accrued and unpaid interest thereon is due and payable in full on the Second Maturity Date. The Second Supplemental Term Loan is secured by a lien on substantially all of the assets of ASHS and certain of its domestic subsidiaries. Advances under the Credit Agreement continue to bear interest at the Applicable Rate established under the First Amendment.

The long-term debt on the consolidated balance sheets related to the Term Loan, DDTL, Supplemental Term Loan and Second Supplemental Term Loan was $16,197,000 and $18,462,000 as of  December 31, 2025 and December 31, 2024, respectively. The Company capitalized debt issuance costs of $164,000 during the year ended  December 31, 2024 related to issuance of the Supplemental Term Loan and Second Supplemental Term Loan.

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

As of September 30, 2025, the Company was not in compliance with its obligation to maintain minimum unrestricted domestic cash and Cash Equivalents of at least an aggregate of $5,000,000 (the “Minimum Cash Covenant”). On December 10, 2025, the Loan Parties received a notice from Fifth Third (i) asserting that an Event of Default occurred under the Credit Agreement due to the failure of the Borrowers to comply with the Minimum Cash Covenant for the fiscal quarter ending September 30, 2025 (the “September Event of Default”), and (ii) informing the Loan Parties that Fifth Third has suspended the Revolving Loan Commitment with respect to additional Revolving Loan Advances. In addition to confirming that Fifth Third has not waived the September Event of Default or any other Event of Default, the notice reserves all of Fifth Third’s other rights, powers, privileges, and remedies under the Credit Agreement, the other Loan Documents, applicable law, and otherwise with respect to any Event of Default, including but not limited to Fifth Third’s right to accelerate the Borrowers’ payment obligations in respect of all Advances and other Obligations owing under the Credit Agreement and to repossess, liquidate, or take any other action with respect to any or all Collateral.

As of December 31, 2025, the Company was not in compliance with the minimum fixed-charge coverage ratio, the maximum funded debt-to-EBITDA ratio, and the Minimum Cash Covenant required by the Credit Agreement (the “December Events of Default,” together with the September Event of Default, the “Financial Covenant Defaults”). The Company has notified Fifth Third of the December Events of Default, and as a result thereof, Fifth Third may exercise any of its rights, powers, privileges, and remedies under the Credit Agreement, the other Loan Documents, and applicable law, including but not limited to the right to accelerate the Borrowers’ payment obligations under the Credit Agreement.

Due to the Financial Covenant Defaults described above, the Loan Parties are not in compliance with the Credit Agreement as of December 31, 2025. To date, Fifth Third has not accelerated the obligations of the Loan Parties under the Credit Agreement or other Loan Documents. ASHS is currently in discussions with Fifth Third regarding a waiver and an amendment to the Credit Agreement. However, there can be no assurances regarding the outcome of such discussions.

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LONG TERM DEBT (CONTINUED)

The loan entered into with DFC in connection with the acquisition of GKCE in  June 2020 (the “DFC Loan”) was obtained through the Company’s wholly-owned subsidiary, HoldCo, and is guaranteed by GKF. The DFC Loan is secured by a lien on GKCE’s assets. The first tranche of the DFC Loan was funded in June 2020. During the fourth quarter of 2023, the second tranche of the DFC loan was funded to finance the equipment upgrade in Ecuador. The amount outstanding under the first tranche of the DFC Loan is payable in 29 quarterly installments with a fixed interest rate of 3.67%.  The amount outstanding under the second tranche of the DFC Loan is payable in 16 quarterly installments with a fixed interest rate of 7.49%. The long-term debt on the consolidated balance sheets related to the DFC loan was $1,149,000 and $1,806,000 as of  December 31, 2025 and 2024, respectively.  The Company did not capitalize any debt issuance costs as of  December 31, 2025 and 2024, respectively, related to maintenance and administrative fees on the DFC Loan.

The DFC Loan contains customary covenants among other covenants and obligations, requirements that the Company maintain certain financial ratios related to liquidity and cash flow as well as depository requirements.  On March 28, 2024, HoldCo received a waiver and amendment from DFC for certain covenants as of December 31, 2023 and through December 31, 2024 and amended other covenants and definitions permanently. On March 3, 2025, HoldCo received an additional waiver from DFC for certain covenants as of December 31, 2024 and through December 31, 2025.

In November and December 2024, GKCE obtained two loans with banks locally in Ecuador (the “GKCE Loans”).  The GKCE Loans carry interest rates of 12.60% and 12.78% and are payable in twelve and thirty-six equal monthly installments of principal and interest, respectively.  Total long-term debt on the consolidated balance sheets related to the GKCE Loans was $53,000 and $145,000 as of  December 31, 2025 and 2024, respectively. The Company did not capitalize any debt issuance costs related to the GKCE Loans.

As a result of the Loan Parties’ default under the Credit Agreement with Fifth Third discussed above, ASHS has determined that the non-compliance with the Credit Agreement could be deemed to have resulted in an Event of Default (as defined in the DFC Loan) under the DFC Loan (the “Potential Event of Default”). However, as of the date of this10-K, DFC has not delivered any notice to HoldCo or ASHS asserting the occurrence of an Event of Default or sought to exercise any remedies it may have under the DFC Loan.

Due to the Potential Event of Default described above, HoldCo may be deemed to not be in compliance with the DFC Loan as of September 30, 2025 and  December 31, 2025.

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

The accretion of debt issuance costs for the years ended  December 31, 2025 and 2024, was $126,000 and $95,000, respectively. As of  December 31, 2025 and 2024, the unamortized debt issuance costs on the consolidated balances sheets were $105,000 and $231,000.

The following are contractual maturities of long-term debt by year at December 31, 2025, excluding debt issuance costs of $105,000:

Year ending December 31,	Principal
2026	$9,299,000
2027	2,058,000
2028	1,540,000
2029	4,457,000
Thereafter	45,000
$17,399,000

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - LEASES

The Company determines if a contract is a lease at inception. Under ASC 842, the Company is a lessor of equipment to various customers. Leases that commenced prior to ASC 842 adoption date were classified as operating leases under historical guidance. As the Company has elected the package of practical expedients allowing it to not reassess lease classification, these leases are classified as operating leases under ASC 842 as well. All of the Company’s lessor arrangements entered into, amended or extended after ASC 842 adoption are also classified as operating leases. Some of these lease terms have an option to extend the lease after the initial term, but do not contain the option to terminate early or purchase the asset at the end of the term. The Company has elected not to recognize right-of-use (“ROU”) assets and lease liabilities that arise from short-term (12 months or less) leases for any class of underlying asset.

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

On  May 7, 2024, the Company completed the RI Acquisition and acquired 60% of the equity interests of the RI Companies. The RI Companies operate three single-unit radiation therapy facilities.  The Company assessed the existing lease agreements under ASC 842 and concluded two of the three facilities contained operating leases. The Company included these leases in its presentation of the consolidated financial statements for years ended  December 31, 2025 and 2024.  The Company’s operating lease in Woonsocket contains a sublease for a 1,950 square feet of the clinic space, which is leased back to the lessor. The Company did not make any lease payments during the year-ended December 31, 2024 related to the RI Companies and its leases. Sublease income for the twelve months ended December 31, 2025 and 2024 was $61,000 and $40,000, respectively.

The Company’s lessee operating leases are accounted for as ROU assets, current portion of lease liabilities, and lease liabilities on the condensed consolidated balance sheets. Operating lease ROU assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company’s operating lease contracts do not provide an implicit rate for calculating the present value of lease payments. The Company determined its incremental borrowing rate to be approximately 8% by using available market rates and expected lease terms. The operating lease ROU assets and liabilities include any lease payments made and there were no lease incentives or initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company’s lessee operating lease agreements are for administrative office space and related equipment and two of its recently acquired stand-alone facilities in Rhode Island. These leases have remaining lease terms of approximately 8 to 15 years, some of which include options to renew or extend the lease. As of December 31, 2025, operating ROU assets, net of unfavorable leasehold interests were $3,648,000, and lease liabilities were $4,379,000.

The following table summarizes maturities of lessee operating lease liabilities as of December 31, 2025:

Year ending December 31,	Operating Leases

2026	$501,000
2027	510,000
2028	520,000
2029	536,000
2030	550,000
Thereafter	4,711,000

Total lease payments	7,328,000
Less imputed interest	(2,949,000)
Total	$4,379,000

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - LEASES (CONTINUED)

	Year Ended December 31,
	2025	2024
Lease cost
Operating lease cost	$654,000	$467,000
Sublease income	(61,000)	(40,000)
Total lease cost	$593,000	$427,000

Other information
Cash paid for amounts included in the measurement of lease liabilities - Operating leases	$781,000	$467,000
Weighted-average remaining lease term - Operating leases in years	13.07	7.64
Weighted-average discount rate - Operating leases	8.19%	8.02%

The Company’s corporate offices were located at 601 Montgomery Street, Suite 1112, San Francisco, California, where it leased approximately 900 square feet for $4,500 per month and the lease term ended in November 2024. In November 2024, the Company closed this office and signed two sublease agreements for small, office spaces in San Francisco, California and Downers Grove, Illinois.  The sublease in San Francisco is for 80 square feet for $1,003 per month located at 601 Montgomery Street, Suite 850.  The sublease in Downers Grove was signed in February 2025 and is for two offices and three cubicle spaces for $2,300 per month located at 3041 Woodcreek Drive. Total ROU assets and lease liabilities for the Downers Grove sublease were  $26,000. The sublease for Downers Grove expired in January 2026 and was not renewed.

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

The Company owns and operates a stand-alone Gamma Knife facility in Lima, Peru where it leased approximately  1,600 square feet for approximately  $8,850 per month through  June 2025. In  May 2024, the Company executed a new lease agreement for approximately  7,704 square feet for $9,000 per month.  The Company renovated this space during the  first half of  2025 to accommodate its Gamma Knife Esprit and administrative offices and moved into the leased space in  June 2025.  The lease expires in  May 2034. Total ROU asset and lease liability for the Peru lease was $771,000. The Company also owns and operates a stand-alone Gamma Knife facility in Guayaquil, Ecuador where it owns 864 square feet of condominium space in an office building and approximately 10,135 of related land and parking spaces.  The Company’s stand-alone radiation therapy facility in Puebla, Mexico also has a lease for approximately 536 square meters for $1,800 per month with a lease expiration in July 2034. The lease in Puebla is with a related party. Total ROU assets and lease liabilities for the Puebla lease were $149,000.

Net rent expense was $593,000 and $427,000 for the years ended December 31, 2025 and 2024, respectively, and includes the above operating leases as well as month-to-month rental and certain executory costs.

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INCOME TAXES

The components of income before income taxes for the years ended  December 31, 2025 and 2024 are as follows:

	YEARS ENDED December 31,
	2025	2024

Domestic	$(4,807,000)	$1,086,000
Foreign	1,587,000	151,000
Income before income taxes	$(3,220,000)	$1,237,000

For the year ended  December 31, 2025 and 2024, the Company recorded an income tax benefit of $493,000 and $295,000, respectively.

The components of the provision for income taxes for the years ended  December 31, 2025 and 2024 consists of the following:

	YEARS ENDED December 31,
	2025	2024
Current:
Federal	$(203,000)	$(83,000)
State	13,000	(190,000)
Foreign	506,000	337,000
Total current	316,000	64,000

Deferred:
Federal	(686,000)	(380,000)
State	(135,000)	30,000
Foreign	12,000	(9,000)
Total deferred	(809,000)	(359,000)
	$(493,000)	$(295,000)

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2025 and 2024 are as follows:

	December 31,
	2025	2024
Deferred tax liabilities:
Property and equipment	$(734,000)	$(644,000)
Prepaid expenses	(104,000)	(444,000)
Investment in partnerships	(575,000)	(956,000)
Other	(12,000)	(14,000)

Total deferred tax liabilities	(1,425,000)	(2,058,000)

Deferred tax assets:
Net operating loss carryforwards	1,085,000	651,000
Property and equipment	22,000	—
Accruals and allowances	59,000	168,000
Transaction costs	215,000	231,000
Other	135,000	169,000

Total deferred tax assets	1,516,000	1,219,000

Valuation allowance	(206,000)	(85,000)

Deferred tax assets net of valuation allowance	1,310,000	1,134,000

Net deferred tax liabilities	$(115,000)	$(924,000)

Upon adoption of ASU 2023-09, the reconciliation of the statutory federal rate to the Company’s effective income tax rate for the year ended December 31, 2025 was as follows:

	December 31, 2025
U.S. federal statutory tax rate	$(676,000)	21.0%
State taxes, net of federal benefits (1)
Return to provision adjustments	(35,000)	1.1%
Others	(87,000)	2.7%
Nontaxable or nondeductible items
Partnership income	272,000	-8.4%
Other permanent differences	(27,000)	0.8%
Cross-border tax laws	11,000	-0.3%
Change in tax laws
Change in valuation allowance	60,000	-1.9%
Other adjustments
Tax refunds	(203,000)	6.3%
Other adjustments	7,000	-0.2%
Foreign tax effects
Mexico
Statutory tax rate difference between local country and United States	88,000	-2.7%
Local vs. U.S. GAAP book income difference	70,000	-2.2%
Change in valuation allowance	49,000	-1.5%
Return to provision adjustments	69,000	-2.1%
Others	(18,000)	0.6%

Peru
Local vs. U.S. GAAP book income differences	(159,000)	4.9%
Nontaxable or nondeductible items	132,000	-4.1%
Others	(5,000)	0.2%

Ecuador
Other	7,000	-0.2%
Worldwide changes in prior year unrecognized tax benefits	(48,000)	1.5%

Effective tax rate	$(493,000)	15.3%

(1) The states and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category include Florida and Rhode Island.

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INCOME TAXES (CONTINUED)

The reconciliation of the statutory federal rate to the Company’s effective income tax rate for the year ended December 31, 2024 in accordance with the guidance prior to the adoption of ASU 2023-09 was as follows:

	December 31, 2024
Computed expected federal income tax	$390,000	31.5%
State income taxes, net of federal benefit	(84,000)	-6.8%
Foreign rate differential	14,000	1.1%
Pass-through income	(18,000)	-1.5%
Bargain purchase gain	(790,000)	-63.9%
Stock compensation	1,000	0.1%
Non-deductible expenses	230,000	18.6%
Return to provision true-up	3,000	0.2%
Uncertain tax positions	(72,000)	-5.8%
Capital loss expired	645,000	52.1%
Change in valuation allowance	(627,000)	-50.7%
Other deferred tax adjustments	13,000	1.1%

	$(295,000)	-23.8%

Due to uncertainty surrounding the realization of certain deferred tax assets and capital losses, the Company has placed a valuation allowance against a portion of its net domestic and foreign deferred tax assets. The net valuation allowance increased by $121,000 and decreased by $627,000 for the years ended December 31, 2025 and 2024, respectively.

The Company has federal net operating loss carryforwards of approximately $3,443,000 and $1,966,000 as of  December 31, 2025 and 2024, respectively. All federal net operating losses have an indefinite carryforward period.

The Company has various state net operating loss carryforwards. The determination of the state net operating loss carryforwards is dependent upon apportionment percentages and state laws that can change from year to year and impact the amount of such carryforwards. If such net operating carryforwards are not utilized, they will begin to expire in 2029.

The tax return years 2020 through 2025 remain open to examination by the major domestic taxing jurisdictions to which the Company is subject.

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

As of December 31, 2025, the unrecognized tax benefit was $87,000 which, if recognized, will not affect the annual effective tax rate as these unrecognized tax benefits would increase deferred tax assets, which would be subject to a full valuation allowance. A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	YEARS ENDED December 31,
	2025	2024
Balance at beginning of year	$161,000	$287,000
Additions based on tax positions of prior years	—	13,000
Additions based on tax positions of current year	13,000	12,000
Reductions in tax positions of prior years	(18,000)	(18,000)
Lapse of statues of limitations	(50,000)	(75,000)
Removal of penalties	(19,000)	(58,000)

Balance at end of year	$87,000	$161,000

The Company’s policy for deducting interest and penalties is to treat interest as interest expense and penalties as income taxes. As of December 31, 2025, the Company had $21,000 accrued for the payment of penalties and zero interest related to unrecognized tax benefits. The Company does not expect any material changes to our uncertain tax positions within the next 12 months.

Upon adoption of ASU 2023-09, as described in Note 2 - Accounting Policies, cash paid for income taxes, net of refunds, during the year ended December 31, 2025 was as follows:

December 31,
2025
Federal	$—
State	60,000
Foreign	—
Peru	240,000
Mexico	379,000
Ecuador	60,000

Total cash paid for income taxes, net of refunds	$739,000

NOTE 8 – STOCK-BASED COMPENSATION EXPENSE

Incentive Compensation Plan

In  June 2021, the Company’s shareholders approved an amendment and restatement of the Company’s Incentive Compensation Plan (the “Plan”), that among other things, increased the number of shares of the Company’s common stock reserved for issuance under the Plan to 2,580,000 and extended the term of the Plan by five years to  February 22, 2027. The Plan provides that the shares reserved under the Plan are available for issuance to officers of the Company, other key employees, non-employee directors, and advisors. No further grants or share issuances will be made under the previous plans. As of December 31, 2025, approximately 414,000 shares remain available for grant under the Plan.

Under the Plan, a total of 1,298,000 restricted stock units have been granted, consisting of 53,000 of annual automatic grants to non-employee directors, 327,000 of deferred retainer fees to non-employee members of the Board, 58,000 grants issued in lieu of commission or bonus to employees of the Company, and 860,000 restricted stock units issued to the Executive Chairman of the Board and other members of executive management, see further discussion below. Of the total restricted stock units granted under the Plan, 123,000 of them are fully vested but not yet deemed issued and outstanding, 1,014,000 are fully vested and outstanding, and 161,000 are outstanding as of December 31, 2025.

Changes in restricted stock units, consisting primarily of annual automatic grants, deferred compensation to non-employee directors, shares issued to employees as part of the Company’s bonus plan, and restricted stock units awards to the Executive Chairman of the Board and other members of executive management, under the Incentive Compensation Plans during 2025 and 2024 are as follows:

	Restricted Stock Units	Grant Date Weighted- Average Fair Value
Outstanding at January 1, 2024	36,000	$2.88
Granted	290,000	$3.09
Vested	(120,000)	$2.93

Outstanding at December 31, 2024	206,000	$3.07
Granted	110,000	$2.44
Vested	(155,000)	$2.70
Outstanding at December 31, 2025	161,000	$3.08

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCK-BASED COMPENSATION EXPENSE (CONTINUED)

Certain Executive Equity Awards

The Company appointed Raymond C. Stachowiak as Chief Executive Officer (“CEO”) of the Company on October 1, 2020 and served in such position until he was appointed Executive Chairman of the Board on March 7, 2023. For the year ended December 31, 2024, 120,000 restricted stock awards were issued to Mr. Stachowiak and 120,000 became fully vested. Total compensation expense recorded for the year ended December 31, 2024 in the consolidated financial statements of operations related to executive equity awards was $352,000.  For the year ended December 31, 2025, 110,000 restricted stock awards were issued to Mr. Stachowiak and 115,000 became fully vested.  Total compensation expense recorded for the year ended December 31, 2025 in the consolidated financial statements of operations related to the executive equity awards was $268,000.

For the year ended  December 31, 2025, stock compensation expense recorded in the consolidated financial statements is summarized as follows:

		Stock-Based
	Awards Issued	Compensation
	and Vested	Expense
Options	—	$4,000
Management Bonus Program - vested and issued	8,322	—
Board RSU Awards - other	6,000	4,000
Executive Compensation	149,000	396,000
	163,322	$404,000

Total stock-based compensation expense before income tax effect for the Company’s options and restricted stock awards in the amount of $404,000 and $373,000 for the years ended  December 31, 2025 and 2024, is reflected in selling and administrative expense in the consolidated statements of operations, respectively.

Stock Options

Changes in stock options outstanding under the Plan during 2025 and 2024 are as follows:

Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2023	146,000	$2.83	5.44	$—
Forfeited	(104,000)	$2.86	—	$—

Balance at December 31, 2024	42,000	$2.74	3.65	$17,000
Forfeited	(24,000)	$2.76	—	$—

Balance at December 31, 2025	18,000	$2.70	1.29	$—

Exercisable at December 31, 2024	23,000	$2.69	2.43	$—

Exercisable at December 31, 2025	16,000	$2.68	1.23	$—

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCK-BASED COMPENSATION EXPENSE (CONTINUED)

There were no options granted during 2025 or 2024. There were no options exercised during the years ended December 31, 2025 and 2024. Total stock-based compensation expense recognized for stock options for the years ended December 2025 and 2024 was $4,000 and $17,000, respectively.

At December 31, 2025, there was approximately $3,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. This cost is expected to be recognized over a period of less than one year.

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

Repurchase of Common Stock, Common Stock Warrants and Stock Options

In 1999 and 2001, the Board of Directors approved resolutions authorizing the Company to repurchase up to a total of 1,000,000 shares of its own stock on the open market, which the Board reaffirmed in 2008. There were no shares of the Company repurchased during 2025 or 2024. There are approximately 72,000 shares remaining under this repurchase authorization.

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – RETIREMENT PLAN

The Company has a defined-contribution retirement plan (the “Retirement Plan”) that allows for a matching safe harbor contribution. For 2025, the Board of Directors elected to match participant deferred salary contributions up to a maximum of 4% of the participant’s annual compensation. Discretionary profit sharing contributions are allowed under the Retirement Plan in years that the Board does not elect a safe harbor match. During 2025, the Company contributed $181,000 to the Retirement Plan for the safe harbor match for the year ended December 31, 2025. The Company has accrued approximately $18,000 for additional safe harbor matching contribution for the year ended December 31, 2025. Also during 2025, the Company contributed $10,000 to the Retirement Plan for the safe harbor match for the year ended December 31, 2024.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

As of December 31, 2025, the Company had commitments to purchase and install two Leksell Gamma Knife Esprit (“Esprit”) systems and two Linear Accelerator (“LINAC”) systems. The Esprit upgrades and one LINAC installation are anticipated to occur in the second half of 2026, or later, at existing customer sites. The remaining LINAC is reserved for a future customer site. Total Gamma Knife and LINAC commitments as of December 31, 2025, were $7,884,000. There are no deposits on the consolidated balance sheets related to these commitments as of December 31, 2025.  It is the Company’s intent to finance substantially all of these commitments.  There can be no assurance that financing will be available for the Company’s current or future projects, or at terms that are acceptable to the Company.

On September 4, 2022, the Company entered into a Maintenance and Support Agreement with Mevion (the “Mevion Service Agreement”), which provides for maintenance and support of the Company’s PBRT unit at Orlando Health from September 2022 through April 2026.  The Company’s maintenance commitment for the final service period, September 2025 through April 2026, is $1,184,000.

As of December 31, 2025, the Company had commitments to service and maintain its Gamma Knife, LINAC,  and PBRT equipment. The service commitments are carried out via contracts with Mevion, Elekta, Solutech, and Mobius Imaging, LLC. The Company’s commitments to purchase one LINAC system also includes a 5-year agreement to service the equipment, respectively. Total service commitments as of December 31, 2025 were $7,114,000. The Gamma Knife and certain other service contracts are paid monthly, as service is performed. The Company believes that cash flow from cash on hand and operations will be sufficient to cover these payments.

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

The following summarizes related party activity for the years ended  December 31, 2025 and 2024:

	December 31,
	2025	2024
Equipment purchases and de-install costs	$4,412,000	$5,268,000
Costs incurred to maintain equipment	978,000	678,000
Total related party transactions	$5,390,000	$5,946,000

The Company had related party commitments to purchase and install two Esprit upgrades, one LINACs, and service the related equipment. Total related party commitments were $10,754,000 as of  December 31, 2025.

Related party liabilities on the consolidated balance sheets consist of the following as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Accounts payable, asset retirement obligations and other accrued liabilities	$1,887,000	$2,270,000

Note 12. Rhode Island Acquisition

On   November 10, 2023, the Company entered into an Investment Purchase Agreement (the “IPA”) with GenesisCare and GC Holdings, pursuant to which GenesisCare agreed to sell to the Company its entire equity interest in each of the RI Companies and to assign certain payor contracts to the Company for a cash purchase price of $2,850,000 (previously defined, the “RI Acquisition”).  The equity interests acquired by the Company under the IPA equates to a 60% interest in each RI Company. The RI Companies operate three functional radiation therapy cancer centers in Rhode Island. The Company acquired the RI Companies to expand its growing direct patient service business model in the United States and continue to diversify its cancer treatment product offerings.

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

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Rhode Island Acquisition (CONTINUED)

The Company recorded the preliminary allocation of the purchase price consideration as of the Closing Date, for the three-month period ended June 30, 2024. During each of the three-month periods ended September 30, 2024 and December 31, 2024, the Company concluded some of the fair value estimates for accounts receivable, non-controlling interests, and unfavorable leasehold interests required adjustment.  The net effect of these changes was an increase to the bargain purchase gain of $115,000, net of deferred taxes of $6,000. The net impact to the consolidated statement of operations, outside of the change in the bargain purchase gain, was not material for the years ended December 31, 2025 and 2024.

The major classes of assets and liabilities to which the Company allocated the fair value of the purchase price consideration as of  December 31, 2025 were as follows:

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

The Company recognized a bargain purchase, as defined by ASC 805, in connection with the RI Acquisition.  The Company purchased its interest in the RI Companies as part of the sale of certain of GenesisCare’s assets in its bankruptcy proceedings, resulting in a “bargain purchase”. A bargain purchase gain of $3,794,000, net of deferred taxes of $1,220,000 is reflected in other income in the consolidated statement of operations for the year-ended December 31, 2024. None of the purchase price was allocated to intangible assets because none were acquired as part of the transaction. The Company recorded the unfavorable lease position received as part of the RI Acquisition as a reduction to ROU assets on the consolidated balance sheet.

The preliminary value of the acquired tangible assets acquired were as follows:

	Fair Value	Average Useful Life (in Years)

Facilities	$4,697,000	15
Medical equipment	2,403,000	4
Total medical equipment and facilities acquired	$7,100,000

AMERICAN SHARED HOSPITAL SERVICES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – SUBSEQUENT EVENT

On December 31, 2025, the Company remitted two payments on its debt obligations totaling $562,500 via an established automatic payment process, pursuant to the Credit Agreement.  Subsequently, the Company and Fifth Third agreed these payments were not contractually due and the funds were returned to the Company on February 5, 2026.  The Company assessed this event under ASC 855 - Subsequent Events and concluded it qualified as a subsequent even that should be recognized as of the balance sheet date.  Accordingly, the Company recognized this event as of December 31, 2025 by increasing other receivables and increasing the current portion of long-term debt, net, by $562,500.

On March 13, 2026, the Company and Orlando Health, Inc. (“Orlando Health”) entered into Amendment Two to Proton Beam Radiation Therapy Lease Agreement (the “Amendment”).  The Amendment extends the term of the Proton Beam Radiation Therapy Lease Agreement dated October 18, 2006 between the Company and Orlando Health, as amended by Amendment One to Proton Beam Radiation Therapy Lease Agreement dated effective as of August 12, 2012 (the “Lease”) for an additional seven years commencing April 6, 2026 through April 5, 2033 (the “Extended Term”), and sets the lease payment terms during the Extended Term based on a technical component collection percentage with that percentage decreasing during certain of the twelve month periods of the Extended Term.  The Amendment amends certain other terms of the Lease and sets forth certain agreements between the parties with respect to the leased equipment, including (i) an option granted to Orlando Health whereby it may elect to purchase the leased equipment at the end of the lease term, including setting the purchase price and the period in which Orlando Health may exercise its option, (ii) matters related to the Company’s obligation to remove, at its expense, the leased equipment from Orlando Health at the end of the Extended Term in the event Orlando Health does not exercise its purchase option, and certain financial understandings of the parties related to that obligation, and (iii) maintenance and insurance coverage obligations of the parties.