Form 10-Q
period 2026-03-31
AMERICAN SHARED HOSPITAL SERVICES
filed 2026-05-14
CIK 744825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026 or

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

As of May 11, 2026, there were outstanding 6,625,000 shares of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS	March 31, 2026	December 31, 2025
Current assets:
Cash and cash equivalents	$4,973,000	$3,462,000
Restricted cash	250,000	250,000
Accounts receivable, net of allowance for credit losses of $980,000 and $980,000 at March 31, 2026 and December 31, 2025, respectively	10,566,000	10,521,000
Tax receivables	569,000	978,000
Other receivables	467,000	1,021,000
VAT credits	617,000	702,000
Prepaid expenses and other current assets	830,000	786,000

Total current assets	18,272,000	17,720,000

Property and equipment, net	29,869,000	31,122,000
Land	1,305,000	1,305,000
Goodwill	1,265,000	1,265,000
Intangible asset	78,000	78,000
Right of use assets, net	3,610,000	3,648,000
Other assets	326,000	341,000

Total assets	$54,725,000	$55,479,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,081,000	$607,000
Employee compensation and benefits	1,259,000	1,504,000
Other accrued liabilities	1,923,000	1,752,000
Related party liabilities	1,256,000	937,000
Asset retirement obligations, related party (includes $250,000 and $250,000 non-related party at March 31, 2026 and December 31, 2025, respectively)	1,200,000	1,200,000
Current portion of lease liabilities	156,000	150,000
Current portion of long-term debt, net	16,843,000	17,294,000

Total current liabilities	23,718,000	23,444,000

Long-term lease liabilities, less current portion	4,187,000	4,229,000
Deferred income taxes	115,000	115,000

Total liabilities	28,020,000	27,788,000

Commitments (see Note 8)

Shareholders' equity:
Common stock, no par value (10,000,000 authorized shares; Issued and outstanding shares - 6,600,000 at March 31, 2026 and 6,575,000 at December 31, 2025)	10,763,000	10,763,000
Additional paid-in capital	9,110,000	9,009,000
Retained earnings	3,650,000	4,262,000
Total equity-American Shared Hospital Services	23,523,000	24,034,000
Non-controlling interests in subsidiaries	3,182,000	3,657,000
Total shareholders' equity	26,705,000	27,691,000

Total liabilities and shareholders' equity	$54,725,000	$55,479,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2026	2025

Revenues:
Rental revenue from medical equipment leasing	$3,020,000	$2,991,000
Direct patient services revenue	4,064,000	3,121,000
	7,084,000	6,112,000
Costs of revenue:
Maintenance and supplies	813,000	610,000
Depreciation and amortization	1,289,000	1,445,000
Other direct operating costs	3,446,000	2,864,000
Other direct operating costs, related party	248,000	251,000
	5,796,000	5,170,000

Gross margin	1,288,000	942,000

Selling and administrative expense	1,910,000	1,808,000
Interest expense	302,000	433,000

Operating loss	(924,000)	(1,299,000)

Interest and other income, net	54,000	64,000
Loss before income taxes	(870,000)	(1,235,000)
Income tax expense (benefit)	92,000	(323,000)
Net loss	(962,000)	(912,000)
Less: net loss attributable to non-controlling interests	350,000	287,000
Net loss attributable to American Shared Hospital Services	$(612,000)	$(625,000)

Net loss per share:
Loss per common share - basic	$(0.09)	$(0.10)
Loss per common share - diluted	$(0.09)	$(0.10)

Weighted average common shares for basic loss per share	6,725,000	6,572,000
Weighted average common shares for diluted loss per share	6,725,000	6,572,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

	FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2026 AND 2025
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Sub-Total ASHS	Non-controlling Interests in Subsidiaries	Total

Balances at January 1, 2025	6,420,000	$10,763,000	$8,605,000	$5,815,000	$25,183,000	$4,844,000	$30,027,000
Stock-based compensation expense	-	-	89,000	-	89,000	-	89,000
Vested restricted stock awards	30,000	-	-	-	-	-	-
Capital contributions from non-controlling interests	-	-	-	-	-	8,000	8,000
Net loss	-	-	-	(625,000)	(625,000)	(287,000)	(912,000)
Balances at March 31, 2025	6,450,000	$10,763,000	$8,694,000	$5,190,000	$24,647,000	$4,565,000	$29,212,000

Balances at January 1, 2026	6,575,000	$10,763,000	$9,009,000	$4,262,000	$24,034,000	$3,657,000	$27,691,000
Stock-based compensation expense	-	-	101,000	-	101,000	-	101,000
Vested restricted stock awards	25,000	-	-	-	-	-	-
Cash distributions to non-controlling interests	-	-	-	-	-	(125,000)	(125,000)
Net loss	-	-	-	(612,000)	(612,000)	(350,000)	(962,000)
Balances at March 31, 2026	6,600,000	$10,763,000	$9,110,000	$3,650,000	$23,523,000	$3,182,000	$26,705,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net loss	$(962,000)	$(912,000)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation, amortization, and other	1,294,000	1,449,000
Accretion of debt issuance costs	21,000	24,000
Non cash lease expense	133,000	157,000
Accretion of unfavorable lease position	(5,000)	(26,000)
Stock-based compensation expense	101,000	89,000
Changes in operating assets and liabilities:
Receivables	1,003,000	2,127,000
Prepaid expenses and other assets	(29,000)	576,000
Accounts payable and accrued liabilities	400,000	(883,000)
Related party liabilities	319,000	59,000
Lease liabilities	(126,000)	(157,000)
Net cash provided by operating activities	2,149,000	2,503,000

Investing activities:
Payment for purchases of property and equipment	(41,000)	(4,015,000)
Net cash used in investing activities	(41,000)	(4,015,000)

Financing activities:
Principal payments on long-term debt	(472,000)	(280,000)
Advances on line of credit	-	2,000,000
Capital contribution non-controlling interests	-	8,000
Distributions to non-controlling interests	(125,000)	-
Net cash (used in) provided by financing activities	(597,000)	1,728,000
Net change in cash, cash equivalents, and restricted cash	1,511,000	216,000
Cash, cash equivalents, and restricted cash at beginning of period	3,712,000	11,275,000
Cash, cash equivalents, and restricted cash at end of period	$5,223,000	$11,491,000

Supplemental cash flow disclosure
Cash paid during the period for:
Interest	$257,000	$409,000
Income tax (refunds)	$(316,000)	$129,000

Schedule of non-cash investing and financing activities
Equipment included in accounts payable and accrued liabilities	$400,000	$2,160,000

Detail of cash, cash equivalents and restricted cash at end of period
Cash and cash equivalents	$4,973,000	$11,241,000
Restricted cash	250,000	250,000
Cash, cash equivalents, and restricted cash at end of period	$5,223,000	$11,491,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.    Basis of Presentation

In the opinion of the management of American Shared Hospital Services (“ASHS”), the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for the fair presentation of ASHS consolidated financial position as of March 31, 2026, the results of its operations for the three-month periods ended March 31, 2026 and 2025, and the cash flows for the three-month periods ended March 31, 2026 and 2025. The results of operations for the three-month periods ended March 31, 2026 are not necessarily indicative of results on an annualized basis. Consolidated balance sheet amounts as of December 31, 2025 have been derived from the audited consolidated financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2025 included in the ASHS Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2026.

These condensed consolidated financial statements include the accounts of ASHS and its subsidiaries (the “Company”) including as follows: ASHS wholly owns the subsidiaries American Shared Radiosurgery Services (“ASRS”), PBRT Orlando, LLC (“Orlando”), ASHS-Mexico, S.A. de C.V. (“ASHS-Mexico”), ASHS-Rhode Island Proton Beam Radiation Therapy, LLC (“RI-PBRT”), ASHS-Bristol Radiation Therapy, LLC (“Bristol”), and MedLeader.com, Inc. (“MedLeader”); ASHS is the majority owner of Southern New England Regional Cancer Center, LLC (“SNERCC”), Roger Williams Radiation Therapy, LLC (“RWRT”) and Long Beach Equipment, LLC (“LBE”); ASRS is the majority-owner of GK Financing, LLC (“GKF”), which wholly owns the subsidiaries Instituto de Gamma Knife del Pacifico S.A.C. (“GKPeru”) and HoldCo GKC S.A. (“HoldCo”). HoldCo wholly owns the subsidiary Gamma Knife Center Ecuador S.A. (“GKCE”). ASHS-Mexico is the majority owner of AB Radiocirugia y Radioterapia de Puebla, S.A.P.I. de C.V. of Puebla (“Puebla”) and Instituto Gamma Knife San Javier Mexico S.A.P.I. de C.V. (“San Javier”) . GKF is the majority owner of the subsidiaries Albuquerque GK Equipment, LLC (“AGKE”) and Jacksonville GK Equipment, LLC (“JGKE”).

The Company (through ASRS) and Elekta AB (“Elekta”), the manufacturer of the Gamma Knife (through its wholly-owned United States subsidiary, GKV Investments, Inc.), entered into an operating agreement and formed GKF. As of March 31, 2026, GKF provides Gamma Knife units to seven medical centers in the United States in the states of Illinois, Indiana, Mississippi, New Mexico, New York, Oregon, and Texas. GKF also owns and operates two single-unit Gamma Knife facilities in Lima, Peru and Guayaquil, Ecuador. The Company through its wholly-owned subsidiary, Orlando, provided proton beam radiation therapy (“PBRT”) and related equipment to a medical center in Florida.

On June 28, 2024, ASHS-Mexico, signed a Joint Venture Agreement with Hospital San Javier, S.A. de C.V. (“HSJ”) to establish San Javier to treat public- and private-paying cancer patients and provide radiosurgery services in Guadalajara, Mexico. The Company and HSJ will hold 70% and 30% ownership interests, respectively, in San Javier. Under the agreement, the Company is responsible for upgrading HSJ’s existing Gamma Knife Perfexion system to a Gamma Knife Esprit and paying 50% of all site modification costs required to install the Esprit.  The Company does not expect that San Javier will begin treating patients until late 2026 or 2027.

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

Accounting pronouncements issued and adopted - In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09 Income Taxes (Topic 740) Improvements to Income Tax Disclosures (“ASU 2023-09”) which requires entities, on an annual basis, to disclose: specific categories in the rate reconciliation, additional information for reconciling items that meet a quantitative threshold, the amount of income taxes paid, net of refunds, disaggregated by jurisdiction, income or loss from continuing operations before income tax, income tax expense from continuing operations disaggregated between foreign and domestic, and income tax expense from continuing operations disaggregated by federal, state and foreign.  ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 for the year-ended December 31, 2025, prospectively, and enhanced its disclosure requirements, accordingly.

In July 2025, the FASB issued ASU 2025-05 Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”) which provides (1) all entities with a practical expedient and (2) entities other than public business entities, with an accounting policy election when estimating credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606.  ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods.  Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance.  The Company adopted ASU 2025-05 for the period-ended March 31, 2026 and concluded it did not have a material impact to its condensed consolidated financial statements.

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

Rental revenue from medical equipment leasing (“leasing”) – The Company recognizes revenues under ASC 842 when services have been rendered and collectability is reasonably assured, on either a fee per use or revenue sharing basis. The terms of the contracts do not contain any guaranteed minimum payments. The Company’s lease contracts typically have a ten-year term and are classified as either fee per use or revenue sharing. Fee per use revenues are recognized at the time the procedures are performed, based on each hospital’s contracted rate and the number of procedures performed. Under revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital. The amount the Company expects to receive is recorded as revenue and estimated based on historical experience. Revenue estimates are reviewed periodically and adjusted as necessary.  Some of the Company’s revenue sharing arrangements also have a cost sharing component. The Company records an estimate of operating costs which are reviewed on a regular basis and adjusted as necessary to more accurately reflect the actual operating costs. The operating costs are recorded as other direct operating costs in the condensed consolidated statements of operations. For the three-month period ended March 31, 2026, the Company recognized leasing revenue of approximately $3,020,000 compared to $2,991,000 for the same period in the prior year. For the three-month period ended March 31, 2026, $1,956,000 of the ASC 842 revenues were for PBRT services compared to $1,642,000, for the same period in the prior year.

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

The Company holds a 60% equity interest in each of SNERCC and RWRT (collectively, the “RI Companies”) and was assigned certain payor contracts for a purchase price of $2,850,000, in May 2024 (such transaction, the “RI Acquisition”). The RI Companies operate three, existing, stand-alone radiation therapy cancer centers in Woonsocket, Warwick and Providence, Rhode Island, where contracts exist between the Company’s facilities and the individual patients treated at the facility.  Under ASC 606, the Company acts as the principal in these transactions and provides, at a point in time, a single performance obligation, in the form of radiation therapy treatment.  Revenue related to radiation therapy is recognized at the expected amount to be received, based on insurance contracts and payor mix, when the patient receives treatment.  There is no variable consideration present in the Company’s performance obligation and the transaction price is agreed upon per the stated contractual rate.  Payment terms at these facilities are typically prepaid for self-pay patients and insurance providers are paid net 30 to 60 days. The Company did not capitalize any incremental costs related to the fulfillment of its customer contracts. The Company also concluded the three facilities are part of its direct patient services segment, see further discussion below.

Accounts receivable balances under ASC 606 at  March 31, 2026 and January 1, 2026 were $8,484,000 and $8,138,000, respectively. Accounts receivable balances under ASC 606 at  March 31, 2025 and January 1, 2025 were $6,120,000 and $6,073,000, respectively. For the three-month period ended March 31, 2026, the Company recognized direct patient services revenues of approximately $4,064,000 compared to $3,121,000 for the same period in the prior year.

Liquidity - On  April 9, 2021, ASHS, Orlando, GKF (together with ASHS and Orlando, the “Borrowers”), and ASRS (together with the Borrowers, collectively, the “Loan Parties”) entered into a five-year $22,000,000 credit agreement (the “Credit Agreement”) with Fifth Third Bank, N.A. (“Fifth Third”).  The loan entered into with United States International Development Finance Corporation (“DFC”) in connection with the acquisition of GKCE in   June 2020 (the “DFC Loan”; together with the Credit Agreement, the “Credit Agreements”) was obtained through the Company’s wholly-owned subsidiary, HoldCo and is guaranteed by GKF. On   December 10, 2025, the Loan Parties received a notice from Fifth Third asserting that a specified Event of Default (as defined in the Credit Agreement) occurred under the Credit Agreement due to the Borrower's failure to maintain minimum unrestricted domestic cash of at least an aggregate of $5,000,000 (the “Minimum Cash Covenant”) as of September 30, 2025. As of December 31, 2025, the Company was not in compliance with the minimum fixed-charge coverage ratio, the maximum funded debt-to-EBITDA ratio, and the Minimum Cash Covenant required by the Credit Agreement, and the Company notified Fifth Third of such defaults.

ASHS has also determined that the Borrowers’ defaults under the Credit Agreement could be deemed to have resulted in an Event of Default (as defined in the DFC Loan) under the DFC Loan. However, as of the date of this Quarterly Report, DFC has not delivered any notice asserting that such an Event of Default has occurred or sought to exercise any remedies it may have under the DFC Loan.

The Credit Agreement matured on  April 9, 2026 and is secured by a lien on substantially all of the assets of the Loan Parties and is guaranteed by ASHS, Orlando and ASRS.  The Loan Parties did not satisfy all outstanding obligations under the Credit Agreement on the maturity date. ASHS is currently in discussions with Fifth Third regarding a potential amendment and extension of the maturity date of the Credit Agreement. However, there can be no assurance that Fifth Third will agree to such an extension or, if obtained, as to the terms or duration of any such extension. If ASHS is unable to obtain an extension of the maturity date of the Credit Agreement, and Fifth Third were to demand payment in Full in lump-sum, the Company will not have sufficient cash on hand to repay all outstanding obligations due under the Credit Agreement at maturity. See Note 3 - “Long Term Debt” for additional information.

As of March 31, 2026, HoldCo was not in compliance with the cash-to-debt covenant under the DFC Loan. The Company notified DFC of this non-compliance and is in discussions for an extended waiver or amendment to the DFC Loan, but there can be no assurances regarding the outcome of such discussions. Furthermore, ASHS has determined that HoldCo’s non-compliance with the DFC Loan could be deemed to have resulted in an Event of Default (as defined in the Credit Agreement) of the Credit Agreement with Fifth Third. However, as of the date of this Quarterly Report, Fifth Third has not delivered any notice to the Loan Parties asserting that such an Event of Default has occurred or sought to exercise any remedies it may have under the Credit Agreement.

The Company reassessed its ability to continue as a going concern in light of the Events of Default discussed above. As long as the Company remains in default under the Credit Agreements, Fifth Third and DFC could accelerate all payment obligations under the Credit Agreements. If Fifth Third or DFC were to accelerate all payment obligations under the Credit Agreements as a result of the defaults thereunder, the Company would not have sufficient cash on hand to satisfy such accelerated payment obligations. As a result, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.  To date, the Company has not negotiated a definitive extension and, if the Company is ultimately unable to do so, the Company’s liquidity will be adversely impacted and the Company’s ability to satisfy all of its commitments over the next twelve months in accordance with their current terms would be jeopardized. As a result of these conditions, in connection with management’s assessment of going-concern considerations in accordance with ASC 205-40 Presentation of Financial Statements - Going Concern, management has determined that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s condensed consolidated balance sheet as of March 31, 2026, does not contain any adjustments that might result from the uncertainty regarding the Company’s ability to continue as a going concern.

Business segment information - Based on the guidance provided in accordance with ASC 280 Segment Reporting (“ASC 280”), the Company analyzed its subsidiaries which are all in the business of providing radiosurgery and radiation therapy services, either through leasing to healthcare providers or directly to patients, and concluded there are two reportable segments, leasing and direct patient services. As of March 31, 2026, the Company provided Gamma Knife and PBRT equipment to eight hospitals in the United States, which constitutes the leasing segment. As of March 31, 2026, the Company owns and operates two single-unit Gamma Knife facilities in Lima, Peru and Guayaquil, Ecuador, one single-unit radiation therapy facility in Puebla, Mexico and the Company also owns a majority interest in and operates, three single-unit radiation therapy facilities in Rhode Island, which collectively constitute the direct patient services segment.

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

For the three-month periods ended March 31, 2026 and 2025, the Company’s PBRT operations represented a majority of the revenue and net income of the leasing segment, which reported an overall net loss for the period. The revenues, depreciation, amortization, and other expense, interest expense, interest income, income tax expense (benefit), net (loss) income attributable to American Shared Hospital Services, and total assets for the Company’s two reportable segments as of  March 31, 2026 and 2025 consist of the following:

	Three Months Ended March 31,
	2026	2025
Revenues
Leasing	$3,020,000	$2,991,000
Direct patient services	4,064,000	3,121,000
Total	$7,084,000	$6,112,000

	2026	2025
Depreciation, amortization, and other expense
Leasing	$859,000	$899,000
Direct patient services	435,000	550,000
Total	$1,294,000	$1,449,000

	2026	2025
Interest expense
Leasing	$285,000	$398,000
Direct patient services	17,000	35,000
Total	$302,000	$433,000

	2026	2025
Interest income
Leasing	$33,000	$58,000
Direct patient services	20,000	16,000
Total	$53,000	$74,000

	2026	2025
Income tax expense (benefit)
Leasing	$(40,000)	$(257,000)
Direct patient services	132,000	(66,000)
Total	$92,000	$(323,000)

	2026	2025

Net loss attributable to American Shared Hospital Services
Leasing	$(156,000)	$(303,000)
Direct patient services	(456,000)	(322,000)
Total	$(612,000)	$(625,000)

	March 31,	December 31,
	2026	2025
Total assets
Leasing	$23,821,000	$24,334,000
Direct patient services	30,904,000	31,145,000
Total	$54,725,000	$55,479,000

	2026	2025
Leasing revenue
Domestic	$3,020,000	$2,991,000
Total	$3,020,000	$2,991,000

	2026	2025
Direct patient service revenue
International	$1,912,000	$1,181,000
Domestic	2,152,000	1,940,000
Total	$4,064,000	$3,121,000

Reclassification - Certain comparative balances as of December 31, 2025 have been reclassified to make them consistent with the current year presentation.

Note 2.    Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation for Gamma Knife equipment, LINAC units and other equipment is determined using the straight-line method over the estimated useful lives of the assets, which for medical and office equipment is generally between three and ten years, and after accounting for salvage value on the equipment where applicable.

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

The following table summarizes property and equipment as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025

Medical equipment and facilities	$70,259,000	$70,172,000
Office equipment	643,000	638,000
Construction in progress	205,000	255,000
	71,107,000	71,065,000
Accumulated depreciation	(41,238,000)	(39,943,000)
Net property and equipment	$29,869,000	$31,122,000

Net property and equipment held outside of the United States	$7,887,000	$8,082,000

Depreciation expense recorded in costs of revenue and selling and administrative expense in the condensed consolidated statements of operations for the three-month periods ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,
	2026	2025

Depreciation expense	$1,294,000	$1,449,000

Note 3.    Long-Term Debt Financing

On April 9, 2021, the Borrowers, and the Loan Parties entered into a five year $22,000,000 Credit Agreement with Fifth Third. The Credit Agreement includes three loan facilities. The first loan facility is a $9,500,000 term loan (the “Term Loan”) which was used to refinance the domestic Gamma Knife debt and finance leases, and associated closing costs. The second loan facility of $5,500,000 is a delayed draw term loan (the “DDTL”) which was used to refinance the Company’s PBRT finance leases and associated closing costs, as well as to provide additional working capital. The third loan facility provides for a $7,000,000 revolving line of credit (the “Revolving Line”) available for future projects and general corporate purposes. The facilities have a five-year maturity, which matured on April 9, 2026, and carry a floating interest rate based on the Secured Overnight Financing Rate (“SOFR”) plus 3.0% (6.86% as of March 31, 2026) and are secured by a lien on substantially all of the assets of the Loan Parties and guaranteed by ASHS, Orlando and ASRS. There was an aggregate of $7,075,000 due on April 9, 2026 for the Term Loan and DDTL.

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

The long-term debt on the condensed consolidated balance sheets related to the Term Loan, DDTL, Revolving Line, Supplemental Term Loan and Second Supplemental Term Loan was $15,895,000 and $16,197,000 as of March 31, 2026 and December 31, 2025, respectively.  The Company did not capitalize any debt issuance costs as of  March 31, 2026 and December 31, 2025, related to the issuance of the Supplemental Term Loan and Second Supplemental Term Loan.

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

As previously disclosed, (i) on December 10, 2025, the Loan Parties received notice from Fifth Third asserting that an Event of Default had occurred under the Credit Agreement due to the Borrowers’ failure to comply with the Minimum Cash Covenant as of September 30, 2025, and (ii) as of December 31, 2025, the Company was not in compliance with the minimum fixed-charge coverage ratio, the maximum funded debt-to-EBITDA ratio, and the Minimum Cash Covenant required by the Credit Agreement and notified Fifth Third of such non-compliance (all such defaults in clauses (i) and (ii), collectively, the “Financial Covenant Defaults”). The Financial Covenant Defaults under the Credit Agreement remain uncured as of March 31, 2026, and, as a result, the Loan Parties are not in compliance with the Credit Agreement as of such date.

Due to the Financial Covenant Defaults described above, Fifth Third  may exercise any of its rights, powers, privileges, and remedies under the Credit Agreement, the other Loan Documents, and applicable law, including but not limited to the right to accelerate the Borrowers’ payment obligations under the Credit Agreement.

In December 2025, as a result of the Financial Covenant Defaults, Fifth Third notified the Company that, among other things, it had suspended the Revolving Loan Commitment with respect to additional Revolving Loan Advances. To date, Fifth Third has not accelerated the obligations of the Loan Parties under the Credit Agreement or other Loan Documents

The Loan Parties did not satisfy all outstanding obligations under the Credit Agreement when it matured on April 9, 2026. Due to the Financial Covenant Defaults described above, the Loan Parties are not in compliance with the Credit Agreement as of March 31, 2026. To date, Fifth Third has not accelerated the obligations of the Loan Parties under the Credit Agreement or other Loan Documents. ASHS is currently in discussions with Fifth Third regarding an amendment to extend the maturity date of the Credit Agreement. However, there can be no assurances regarding the outcome of such discussions.

The loan entered into with DFC in connection with the acquisition of GKCE in June 2020 was obtained through the Company’s wholly-owned subsidiary, HoldCo and is guaranteed by GKF. The DFC Loan is secured by a lien on GKCE’s assets. The first tranche of the DFC Loan was funded in  June 2020. During the fourth quarter of 2023, the second tranche of the DFC loan was funded to finance the equipment upgrade in Ecuador. The amount outstanding under the first tranche of the DFC Loan is payable in 29 quarterly installments with a fixed interest rate of 3.67%.  The amount outstanding under the second tranche of the DFC Loan is payable in 16 quarterly installments with a fixed interest rate of 7.49%. The Company did not capitalize any debt issuance costs as of  March 31, 2026 and December 31, 2025, related to the maintenance and administrative fees on the DFC Loan. The long-term debt on the condensed consolidated balance sheets related to the DFC Loan was $985,000 and $1,149,000 as of March 31, 2026 and December 31, 2025, respectively.

The DFC Loan contains customary covenants including without limitation, requirements that HoldCo maintain certain financial ratios related to liquidity and cash flow as well as depository requirements. On March 28, 2024, HoldCo received a waiver and amendment from DFC for certain covenants as of December 31, 2023 and through December 31, 2024, and amended other covenants and definitions permanently. On March 3, 2025, the Company received an additional waiver from DFC for certain covenants as of December 31, 2024 and through December 31, 2025. HoldCo was not in compliance with the cash to debt covenant at March 31, 2026.

As a result of the Loan Parties’ Financial Covenant Defaults under the Credit Agreement with Fifth Third discussed above, ASHS has determined that the non-compliance with the Credit Agreement could be deemed to have resulted in an Event of Default (as defined in the DFC Loan) under the DFC Loan. However, as of the date of this Quarterly Report, DFC has not delivered any notice to HoldCo or ASHS asserting the occurrence of an Event of Default resulting from the Financial Covenant Defaults or sought to exercise any remedies it may have under the DFC Loan.

Additionally, HoldCo was not in compliance with the cash-to-debt covenant under the DFC Loan as of March 31, 2026. The Company notified DFC of this non-compliance and is in discussions for an extended waiver or amendment to the DFC Loan. However, there can be no assurances regarding the outcome of such discussions.

Furthermore, ASHS has determined that HoldCo’s non-compliance with the DFC Loan could be deemed to have resulted in an Event of Default (as defined in the Credit Agreement) under the Credit Agreement with Fifth Third. However, as of the date of this Quarterly Report, Fifth Third has not delivered any notice to the Loan Parties asserting that such an Event of Default has occurred or sought to exercise any remedies it may have under the Credit Agreement as a result thereof.

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

In  November and  December 2024, GKCE obtained two loans with banks locally in Ecuador (the “GKCE Loans”).  The GKCE Loans carry interest rates of 12.60% and 12.78% and are payable in twelve and thirty-six equal monthly installments of principal and interest, respectively.  The Company did not capitalize any debt issuance costs related to the GKCE Loans. Total long-term debt on the condensed consolidated balance sheets related to the GKCE Loans was $47,000 and $53,000 as of March 31, 2026 and December 31, 2025, respectively.

The accretion of debt issuance costs for the three-month period ended March 31, 2026 was $21,000 compared to $24,000 for the same period in the prior year. As of March 31, 2026 and December 31, 2025, the unamortized deferred issuance costs on the condensed consolidated balance sheet was $84,000 and $105,000, respectively.

As of March 31, 2026, long-term debt on the condensed consolidated balance sheets was $16,843,000. The following are contractual maturities of long-term debt as of  March 31, 2026, excluding deferred issuance costs of $84,000:

Year ending December 31,	Principal
2026 (excluding the three-months ended March 31, 2026)	$8,827,000
2027	2,058,000
2028	1,540,000
2029	4,457,000
2030	45,000
$16,927,000

Note 4.    Other Accrued Liabilities

Other accrued liabilities consist of the following as of  March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
Professional services	$317,000	141,000
Operating costs	986,000	1,026,000
Other	620,000	585,000
Total other accrued liabilities	$1,923,000	$1,752,000

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

The Company has two sublease agreements for small, corporate office spaces in San Francisco, California and Downers Grove, Illinois. The sublease in San Francisco is for 80 square feet for $1,003 per month located at 601 Montgomery Street, Suite 850.  The sublease in Downers Grove was signed in  February 2025 and is for two offices and three cubicle spaces for $2,300 per month located at 3041 Woodcreek Drive. Total ROU assets and lease liabilities for the Downers Grove sublease were $26,000. The sublease for Downers Grove expired in  January 2026 and was not renewed.

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

The Company owns and operates a stand-alone Gamma Knife facility in Lima, Peru where it leased approximately 1,600 square feet for approximately $8,850 per month through  June 2025. In May 2024, the Company executed a new lease agreement for approximately 7,704 square feet for $9,000 per month.  The Company renovated this space during the first half of 2025 to accommodate its Gamma Knife Esprit and administrative offices and moved into the leased space in June 2025.  The current lease expires in May 2034. Total ROU asset and lease liability for the Peru lease was $771,000.

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

Sublease income for the three-month period ended March 31, 2026 was $15,000 compared to $15,000 for the same period in the prior year.

The Company’s lessee operating leases are accounted for as ROU assets, current portion of lease liabilities, and lease liabilities on the condensed consolidated balance sheets. Operating lease ROU assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company’s operating lease contracts do not provide an implicit rate for calculating the present value of future lease payments. The Company determined its incremental borrowing rate to be approximately 8% by using available market rates and expected lease terms. The operating lease ROU assets and liabilities include any lease payments made and there were no lease incentives or initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company’s lessee operating lease agreements are for administrative office space and related equipment and for its direct patient service facilities in Lima, Peru, Puebla, Mexico and two stand-alone facilities in Rhode Island in which the Company acquired an interest in the RI Acquisition. These leases have remaining lease terms of approximately 8 to 15 years, some of which include options to renew or extend the lease. As of March 31, 2026, operating ROU assets, net of unfavorable leasehold interests, were $3,610,000, and lease liabilities were $4,343,000.

The following table summarizes the maturities of the Company's lessee operating lease liabilities as of March 31, 2026:

Year ending December 31,	Operating Leases

2026 (excluding the three-months ended March 31, 2026)	$375,000
2027	510,000
2028	520,000
2029	536,000
2029	550,000
Thereafter	4,713,000

Total lease payments	7,204,000
Less imputed interest	(2,861,000)
Total	$4,343,000

	Three Months Ended March 31,
	2026	2025
Lease cost
Operating lease cost	$133,000	$157,000
Sublease income	(15,000)	(15,000)
Total lease cost	$118,000	$142,000

Other information
Cash paid for amounts included in the measurement of lease liabilities - Operating leases	$126,000	$655,000
Weighted-average remaining lease term - Operating leases in years	12.83	14.70
Weighted-average discount rate - Operating leases	8.19%	8.25%

Note 6.    Per Share Amounts

Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding. The Company calculates diluted shares using the treasury stock method. Because the Company reported a loss for the three-month periods ended March 31, 2026 and 2025, the potentially dilutive effects of approximately 2,000 of the Company’s stock options and 211,000 of the Company’s unvested restricted stock awards, and 38,000 of the Company’s stock options and 173,000 of the Company’s unvested restricted stock awards were not considered for the reporting periods, respectively. The weighted average common shares outstanding for basic earnings per share for the three-month periods ended March 31, 2026 and 2025 included approximately 123,000 and 123,000, respectively, of the Company's restricted stock awards that are fully vested but are deferred for issuance.

The following table sets forth the computation of basic and diluted earnings per share for the three-month periods ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Net loss attributable to American Shared Hospital Services	$(612,000)	$(625,000)

Weighted average common shares for basic loss per share	6,725,000	6,572,000
Weighted average common shares for diluted loss per share	6,725,000	6,572,000

Basic loss per share	$(0.09)	$(0.10)
Diluted loss per share	$(0.09)	$(0.10)

Note 7.    Income Taxes

The Company generally calculates its effective income tax rate at the end of an interim period using an estimate of the annualized effective income tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate of the annualized effective income tax rate cannot be made, the Company computes its provision for income taxes using the actual effective income tax rate for the results of operations reported within the year-to-date periods. The Company’s effective income tax rate is highly influenced by relative income or losses reported and from the results of international operations. A small change in estimated annual pretax income can produce a significant variance in the annualized effective income tax rate given the expected amount of these items. As a result, the Company has computed its provision for income taxes for the three-month periods ended March 31, 2026 and 2025 by applying the actual effective tax rates to income or reported within the condensed consolidated financial statements through those periods.  The provision for income taxes for the three-month period ended March 31, 2026, included a non-recurring adjustment for unrecognized tax benefits related to foreign taxes of $31,000.  For the three-month period ended March 31, 2025, the Company recorded a $71,000 adjustment for unrecognized tax benefits related to foreign taxes.

On July 4, 2025, President Donald Trump signed the One Big Beautiful Bill Act (“OBBBA”) into law, which is considered the enactment date under U.S. GAAP. This legislation introduces several provisions affecting businesses, including the permanent extension of certain expiring elements of the Tax Cuts and Jobs Act, modifications to the international tax framework, and favorable tax treatment for certain other business provisions. Key corporate tax provisions include existing 21% corporate income tax rate made permanent, the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to Section 163(j) interest limitations, updates to Global Intangible Low Tax Income (GILTI) and Foreign- Derived Intangible Income (FDII) rules, amendments to energy credits, and expanded Section 162(m) aggregation requirements. The OBBBA contains multiple effective dates, with some provisions applicable beginning in 2026. The legislation does not impact the Company’s prior years’ financial statements.

Note 8.    Commitments

As of March 31, 2026, the Company had commitments to purchase and install two Esprit and two LINAC systems. The Esprit upgrades and one LINAC installation are anticipated to occur in late 2026 or later at existing customer sites. The remaining LINAC is reserved for a future customer site. Total Gamma Knife and LINAC commitments as of March 31, 2026 were $7,884,000. There are no deposits on the condensed consolidated balance sheets related to these commitments as of March 31, 2026 and December 31, 2025, nor are there any penalties if the Company decides to not execute on these commitments. Although the Company’s current intent is to finance substantially all of these commitments, there can be no assurance that financing will be available for the Company’s current or future projects, or at terms that are acceptable to the Company. However, the Company currently has cash on hand of $5,223,000.

As of March 31, 2026, the Company had commitments to service and maintain its Gamma Knife, LINAC, and PBRT equipment. The service commitments are carried out via contracts with Mevion, Elekta, Solutech, and Mobius Imaging, LLC. The Company’s commitment to purchase one LINAC system also includes a 5-year agreement to service the equipment. Total service commitments as of  March 31, 2026 were $5,705,000. The service contracts are paid monthly, as service is performed. The Company believes that cash flow from cash on hand and operations will be sufficient to cover these payments.

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

The following table summarizes related party activity for the three-month periods ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Equipment purchases and de-install costs	$10,000	$1,307,000
Costs incurred to maintain equipment	248,000	251,000
Total related party transactions	$258,000	$1,558,000

The Company also had commitments to purchase and install two Esprit units, and two LINACs, and to service the related equipment totaling $10,464,000 as of  March 31, 2026.

Related party liabilities on the condensed consolidated balance sheets consist of the following as of  March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
Accounts payable, asset retirement obligation and other accrued liabilities	$2,206,000	$1,887,000

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report to the SEC may be deemed to contain certain forward-looking statements. The Private Securities Litigation Reform Act of 1995 has established that these statements qualify for safe harbors from liability. Forward-looking statements may include words like we “believe”, “anticipate”, “target”, “expect”, “pro forma”, “estimate”, “intend”, “will”, “is designed to”, “plan” and words of similar meaning. Forward-looking statements describe our future plans, objectives, expectations or goals. Such statements address future events and conditions and include, but are not limited to, such things as capital expenditures, earnings, liquidity and capital resources, financing of our business, government programs and regulations, legislation affecting the health care industry, the expansion of our proton beam radiation therapy business, accounting matters, compliance with debt covenants, completed and potential acquisitions, competition, customer concentration, contractual obligations, timing of payments, technology and interest rates. These forward-looking statements involve known and unknown risks that may cause our actual results in future periods to differ materially from those expressed in any forward-looking statement. Factors that could cause or contribute to such differences include, but are not limited to, such things as our level of debt, the limited market for our capital-intensive services, the impact of lowered federal reimbursement rates, the impact of U.S. health care reform legislation, competition and alternatives to our services, technological advances and the risk of equipment obsolescence, our significant investment in the proton beam radiation therapy business, restrictions in our debt agreements that limit our flexibility to operate our business, our ability to repay our indebtedness, breaches in security of our information technology, and the small and relatively illiquid market for our stock. These lists are not all-inclusive because it is not possible to predict all factors. Further information on potential factors that could affect the financial condition, results of operations and future plans of American Shared Hospital Services is included in the filings of the Company with the SEC, including the Annual Report on Form 10-K for the year ended December 31, 2025.  Any forward-looking statement speaks only as of the date such statement was made, and we are not obligated to update any forward-looking statement to reflect events or circumstances after the date on which such statement was made, except as required by applicable laws or regulations.

Overview

American Shared Hospital Services is a leading provider of turn-key technology solutions for stereotactic radiosurgery and advanced radiation therapy equipment and services. The main drivers of the Company’s revenue are numbers of sites, procedure volume, and reimbursement. The Company delivers radiation therapy through medical equipment leasing and direct patient services, its two reportable segments. The medical equipment leasing segment, which we also refer to as the Company’s leasing segment, operates by fee-per-use contracts or revenue sharing contracts where the Company shares in the revenue and operating costs of the equipment.  The Company leases seven Gamma Knife systems and one PBRT system as of March 31, 2026, where a contract exists between the hospital and the Company.

The Company acquired 60% of the equity interests of the RI Companies, which operate three single-unit radiation therapy facilities in Rhode Island. The Company, through GKF, owns and operates two single-unit Gamma Knife facilities in Lima, Peru and Guayaquil, Ecuador.  The Company also owns and operates a single-unit radiation therapy center in Puebla, Mexico. The Company’s facilities in Rhode Island, Peru, Ecuador, and Mexico are considered direct patient services, where a contract exists between the Company’s facilities and the individual treated at the facility.

Based on the guidance provided in accordance with ASC 280 Segment Reporting, the Company determined it has two reportable segments, leasing and direct patient services. See Note 1 - Basis of Presentation to the condensed consolidated financial statements for additional information. The Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects activity for both segments and specifically addresses a segment when appropriate to the discussion.

Reimbursement

The Centers for Medicare and Medicaid (“CMS”) has established a 2026 delivery code reimbursement rate of approximately $7,525 ($7,645 in 2025) for a Medicare Gamma Knife treatment. The approximate CMS reimbursement rates for delivery of PBRT for a simple treatment without compensation for 2026 is $565 ($578 in 2025) and $1,277 ($1,276 in 2025) for simple with compensation, intermediate and complex treatments, respectively.

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

The most significant accounting policies followed by the Company are presented in Note 2 to the consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2025. These policies along with the disclosures presented in the other condensed consolidated financial statement notes and, in this discussion, and analysis, provide information on how significant assets and liabilities are valued in the condensed consolidated financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts, and the methods, assumptions and estimates underlying those amounts, management has identified revenue recognition for revenue sharing arrangements, and the carrying value of property and equipment and useful lives, and as such the aforementioned could be most subject to revision as new information becomes available. The following are our critical accounting policies in which management’s estimates, assumptions and judgments most directly and materially affect the condensed consolidated financial statements:

Revenue Recognition

The Company recognizes revenues under ASC 842 and ASC 606. The Company had seven domestic Gamma Knife units, two international Gamma Knife units, three domestic LINAC units, one international LINAC unit, and one PBRT system in operation in the United States as of March 31, 2026, and ten domestic Gamma Knife units, two international Gamma Knife units, three domestic LINAC units, and one PBRT system in operation in the United States as of March 31, 2025. Five of the Company’s seven domestic Gamma Knife customers are under fee-per-use contracts, and two customers are under revenue sharing arrangements. The seven domestic Gamma Knife contracts operate under the Company’s leasing segment. The Company’s PBRT system at Orlando Health is considered a revenue share contract operating under the leasing segment. On March 13, 2026, the Company and Orlando Health, Inc. entered into an amendment to their PBRT lease agreement to, among other things, extend the term through April 5, 2033. The Company’s interest in three single-unit radiation therapy facilities, acquired in Rhode Island in May 2024, and the Company’s single-unit LINAC facility in Puebla, Mexico operate under the Company’s direct patient services segment. The Company, through GKF, also owns and operates two single-unit, international Gamma Knife facilities in Lima, Peru and Guayaquil, Ecuador. These two units economically operate under the Company’s direct patient services segment.

Rental revenue from medical equipment leasing (“leasing”) – The Company recognizes revenues under ASC 842 when services have been rendered and collectability is reasonably assured, on either a fee-per-use or revenue sharing basis. The terms of the contracts do not contain any guaranteed minimum payments. The Company’s lease contracts typically have a ten-year term and are classified as either fee-per-use or revenue sharing. Fee-per-use revenues are recognized at the time the procedures are performed, based on each hospital’s contracted rate and the number of procedures performed. Under revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital. The amount the Company expects to receive is recorded as revenue and estimated based on historical experience. Revenue estimates are reviewed periodically and adjusted as necessary.  Some of the Company’s revenue sharing arrangements also have a cost sharing component. The Company records an estimate of operating costs which are reviewed on a regular basis and adjusted as necessary to more accurately reflect the actual operating costs. The operating costs are recorded as other direct operating costs in the condensed consolidated statements of operations. For the three-month period ended March 31, 2026, the Company recognized leasing revenue of approximately $3,020,000 compared to $2,991,000 for the same period in the prior year. For the three-month period ended March 31, 2026, $1,956,000 of the ASC 842 revenues were for PBRT services compared to $1,642,000, for the same period in the prior year.

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

Accounts receivable balances under ASC 606 at March 31, 2026 and January 1, 2026 were $8,484,000 and $8,138,000, respectively. Accounts receivable balances under ASC 606 at March 31, 2025 and January 1, 2025 were $6,120,000 and $6,073,000, respectively. For the three-month periods ended March 31, 2026, the Company recognized direct patient services revenues of approximately $4,064,000 compared to $3,121,000 for the same period in the prior year.

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

Accounting Pronouncements Issued and Adopted

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

In July 2025, the FASB issued ASU 2025-05 Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”) which provides (1) all entities with a practical expedient and (2) entities other than public business entities, with an accounting policy election when estimating credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606.  ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods.  Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company adopted ASU 2025-05 for the period-ended March 31, 2026 and concluded it did not have a material impact to its condensed consolidated financial statements.

Accounting Pronouncements Issued and Not Yet Adopted

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

First Quarter 2026 Results

Revenues increased by $972,000 to $7,084,000 for the three-month period ended March 31, 2026 compared to $6,112,000 for the same period in the prior year.  Revenues from the Company’s leasing segment increased by $29,000 to $3,020,000 for the three-month period ended March 31, 2026 compared to $2,991,000 for the same period in the prior year.  The increase in leasing revenue was due to a higher number of Gamma Knife and PBRT procedures compared to the same period in the prior year. Revenues from the Company’s direct patient services segment increased by $943,000 to $4,064,000 for the three-month period ended March 31, 2026 compared to $3,121,000 for the same period in the prior year.  The increase in direct patient services revenue was due to a higher number of procedures at the RI facilities and the Company’s radiation therapy facility in Puebla.

Radiation therapy revenues generated from the three stand-alone facilities acquired through the RI Acquisition and the radiation therapy facility in Puebla were $2,920,000 for the three-month period ended March 31, 2026, compared to $2,374,000 for the same period in the prior year.  Radiation therapy procedures for the three stand-alone facilities acquired through the RI Acquisition and the radiation therapy facility in Puebla were 6,311 for the three-month period ended March 31, 2026, compared to 6,726 for the same period in the prior year.

Revenues generated from the Company’s PBRT system increased by $314,000 to $1,956,000 for the three-month period ended March 31, 2026, compared to $1,642,000 for the same period in the prior year, respectively. The increase for the three-month period ended March 31, 2026, was driven by higher procedure volumes.

The number of PBRT fractions increased by 172 to 1,003 for the three-month period ended March 31, 2026 compared to 831 for the same period in the prior year. The increase in PBRT volumes for the three-month period ended March 31, 2026 was due to what the Company believes are normal, cyclical fluctuations.

Gamma Knife revenue increased by $112,000 to $2,208,000 for the three-month period ended March 31, 2026 compared to $2,096,000 for the same period in the prior year. The increase for the three-month period ended March 31, 2026 was due to increased procedure volume from the direct patient services segment, offset by lower procedure volume from the leasing segment.

The number of Gamma Knife procedures increased by 21 to 229 for the three-month period ended March 31, 2026 compared to 208 for the same period in the prior year. Gamma Knife procedures from the Company’s leasing segment decreased 10.1% for the three-month period ended March 31, 2026 due to the expiration of one customer contract in April 2025. Gamma Knife procedures from the Company’s direct patient services segment, which are the two international Gamma Knife locations, increased 44% for the three-month period ended March 31, 2026, compared to the same period in the prior year. The Company completed the equipment upgrade in Peru to a Gamma Knife Esprit in June 2025.  Following the upgrade, there was an increase in volume driven by shorter treatment times. The Company’s facility in Ecuador also experienced a 49% increase in volumes for the three-month period ended March 31, 2026 compared to same period in the prior year. The patient populations in Peru and Ecuador are primarily insured by local government therefore volumes can be impacted by local legislation changes or social and economic factors. Both facilities were impacted by local factors during the first quarter of 2025.

Total costs of revenue increased by $626,000 to $5,796,000 for the three-month period ended March 31, 2026 compared to $5,170,000 for the same period in the prior year.

Maintenance and supplies and other direct operating costs, related party, increased by $200,000 to $1,061,000 for the three-month period ended March 31, 2026 compared to $861,000 for the same period in the prior year. The increase in maintenance and supplies and other direct operating costs, related party, for the three-month period ended March 31, 2026, was due to maintenance for the LINAC in Puebla, Mexico that was previously under warranty, maintenance for the LINAC equipment in Rhode Island, and the PBRT maintenance contract, which increases on an annual basis.

Depreciation and amortization decreased by $156,000 to $1,289,000 for the three-month period ended March 31, 2026 compared to $1,445,000 for the same period in the prior year. The decrease in depreciation and amortization for the three-month period ended March 31, 2026 was due to the expiration of one Gamma Knife customer contract in April 2025, depreciation on the Gamma Knife equipment in Peru that was replaced during the second quarter of 2025, and assets in Rhode Island that became fully depreciated.

Other direct operating costs increased by $582,000 to $3,446,000 for the three-month period ended March 31, 2026 compared to $2,864,000 for the same period in the prior year. The increase in other direct operating costs for the three-month period ended March 31, 2026 was primarily due to operating costs at the RI facilities, which are part of the Company’s direct patient services segment and have higher operating costs compared to facilities in the Company’s leasing segment.

Selling and administrative expense increased by $102,000 to $1,910,000 for the three-month period ended March 31, 2026 compared to $1,808,000 for the same period in the prior year. The increase in selling and administrative expense for the three-month period ended March 31, 2026 was primarily due to audit, tax and consulting fees, offset by lower legal fees.

Interest expense decreased by $131,000 to $302,000 for the three-month period ended March 31, 2026 compared to $433,000 for the same period in the prior year. The decrease in interest expense for the three-month period ended March 31, 2026 was due to a lower average principal balance on the Company’s debt compared to the same period in the prior year.

Interest and other income, net, decreased by $10,000 to $54,000 for the three-month period ended March 31, 2026 compared to $64,000 for the same period in the prior year.  The decrease for the three-month period ended March 31, 2026 was due to lower interest income received on the Company’s cash, driven primarily by lower average cash balances compared to the same period in the prior year.

Income tax expense increased by $415,000 to an expense of $92,000 for the three-month period ended March 31, 2026 compared to an income tax benefit of $323,000 for the same period in the prior year. Income tax expense for the three-month period ended March 31, 2026, included a non-recurring adjustment for unrecognized tax benefits related to foreign taxes of $31,000, which offset income tax expense for the same period, compared to $71,000 for the three-month period ended March 31, 2025. Excluding this adjustment, income tax expense for the three-month period ended March 31, 2026 increased $375,000. The increase in income tax expense for the three-month period ended March 31, 2026 was due to profits generated at the Company’s direct patient services segment in foreign jurisdictions. The Company’s direct patient services segment conducts operations in the United States and certain foreign jurisdictions.

Net loss attributable to non-controlling interests increased by $63,000 to a loss of $350,000 for the three-month period ended March 31, 2026 compared to $287,000 for the same period in the prior year. Net income or loss attributable to non-controlling interests represents net income or loss earned by the 40% non-controlling interest in the Rhode Island facilities, the 19% non-controlling interest in GKF, and net income or loss of the non-controlling interests in various subsidiaries controlled by GKF. The change in net income or loss attributable to non-controlling interests reflects the relative profitability of the three Rhode Island facilities and GKF and its subsidiaries.

Net loss attributable to American Shared Hospital Services decreased by $13,000 to a net loss of $612,000, or $0.09 per diluted share for the three-month period ended March 31, 2026 compared to a net loss of $625,000, or $0.10 per diluted share for the same period in the prior year. Net loss for the three-month period ended March 31, 2026 decreased primarily due to increased revenues compared to the same period in the prior year.  The Company incurred a net loss for three-month period ended March 31, 2026, due to losses incurred by the direct patient services segments, driven by higher operating costs for these facilities.

Liquidity and Capital Resources

The Company’s primary liquidity needs are to fund capital expenditures as well as support working capital requirements. In general, the Company’s principal sources of liquidity are cash and cash equivalents on hand. The Company had cash, cash equivalents and restricted cash of $5,223,000 at March 31, 2026 compared to $3,712,000 at December 31, 2025. The Company’s cash position increased by $1,511,000 during the first three months of 2026 driven by cash provided by operating activities of $2,149,000. This increase was offset by payment for the purchase of property and equipment of $41,000, payments on long-term debt of $472,000, and distributions to non-controlling interests of $125,000.  The Company’s expected primary cash needs on both a short and long-term basis are for capital expenditures, business expansion, working capital, and other general corporate purposes. The Company has scheduled interest and principal payments under its debt obligations of approximately $10,407,000 during the next 12 months. Of this amount, there was an aggregate of $7,605,000 due on April 9, 2026 for the Term Loan and DDTL. For a further discussion of these obligations, see “Long-Term Debt” below.

Working Capital

The Company had a working capital deficit at March 31, 2026 of $5,446,000 compared to a working capital deficit of $5,724,000 at December 31, 2025. The $278,000 decrease in working capital deficit was primarily due to increasing cash and a decrease in the current portion of long-term debt, net, offset in part by an increase in accounts payable and related party payables. If the Company is unable to negotiate an extension to the Credit Agreement, the Company’s liquidity will be adversely impacted and the Company’s ability to satisfy all of its commitments over the next twelve months in accordance with their current terms would be jeopardized. See additional discussion in the “Long-Term Debt” and “Commitments” sections below. The Company, in the past, has secured financing for its Gamma Knife and radiation therapy units. The Company has secured financing for its projects from several lenders and anticipates that it will be able to secure financing on future projects from these or other lending sources, but there can be no assurance that financing will continue to be available on acceptable terms. Furthermore, if the Company’s payment obligations under the Credit Agreements become accelerated due to the events of default under such agreements, the Company would not have sufficient cash on hand, cash flow from operations, and other cash resources to satisfy such accelerated payment obligations, which raises substantial doubt about the Company’s ability to continue as a going concern. See additional discussion in the “Long-Term Debt” and “Going-Concern Consideration” sections below.

Long-Term Debt

On April 9, 2021, the Company along with certain of its domestic subsidiaries (collectively, the “Loan Parties”) entered into a five year $22,000,000 credit agreement (the “Credit Agreement”) with Fifth Third Bank, N.A. (“Fifth Third”). The Credit Agreement includes three loan facilities. The first loan facility is a $9,500,000 term loan (the “Term Loan”) which was used to refinance the domestic Gamma Knife debt and finance leases, and associated closing costs. The second loan facility of $5,500,000 is a delayed draw term loan (the “DDTL”) which was used to refinance the Company’s PBRT finance leases and associated closing costs, as well as to provide additional working capital. The third loan facility provides for a $7,000,000 revolving line of credit (the “Revolving Line”) available for future projects and general corporate purposes. The facilities have a five-year maturity, which matured on April 9, 2026, and carry a floating interest rate based on the Secured Overnight Financing Rate (“SOFR”) plus 3.0% (6.86% as of March 31, 2026) and are secured by a lien on substantially all of the assets of the Loan Parties and guaranteed by ASHS, Orlando and ASRS. There was $7,075,000 due on April 9, 2026 for the Term Loan and DDTL.

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

The long-term debt on the condensed consolidated balance sheets related to the Term Loan, DDTL, Revolving Line, Supplemental Term Loan and Second Supplemental Term Loan was $15,895,000 and $16,197,000 as of March 31, 2026 and December 31, 2025, respectively.  The Company did not capitalize any debt issuance as of March 31, 2026 and December 31, 2025, related to the issuance of the Supplemental Term Loan and Second Supplemental Term Loan.

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

As previously disclosed, (i) on December 10, 2025, the Loan Parties received notice from Fifth Third asserting that an Event of Default had occurred under the Credit Agreement due to the Borrowers’ failure to comply with the Minimum Cash Covenant as of September 30, 2025, and (ii) as of December 31, 2025, the Company was not in compliance with the minimum fixed-charge coverage ratio, the maximum funded debt-to-EBITDA ratio, and the Minimum Cash Covenant required by the Credit Agreement and notified Fifth Third of such non-compliance (all such defaults in clauses (i) and (ii), collectively, the “Financial Covenant Defaults”). The Financial Covenant Defaults under the Credit Agreement remain uncured as of March 31, 2026, and, as a result, the Loan Parties are not in compliance with the Credit Agreement as of such date.

Due to the Financial Covenant Defaults described above, Fifth Third may exercise any of its rights, powers, privileges, and remedies under the Credit Agreement, the other Loan Documents, and applicable law, including the right to accelerate the Borrowers’ payment obligations under the Credit Agreement. In December 2025, as a result of the Financial Covenant Defaults, Fifth Third notified the Company that, among other things, it had suspended the Revolving Loan Commitment with respect to additional Revolving Loan Advances. To date, Fifth Third has not accelerated the obligations of the Loan Parties under the Credit Agreement or other Loan Documents.

As noted above, the Credit Agreement matured on April 9, 2026 and is secured by a lien on substantially all of the assets of the Loan Parties and is guaranteed by ASHS. The Loan Parties did not satisfy all outstanding obligations under the Credit Agreement on the maturity date. ASHS is currently in discussions with Fifth Third regarding a waiver and an amendment to extend the maturity date of the Credit Agreement. However, there can be no assurances regarding the outcome of such discussions.

The loan entered into with United States International Development Finance Corporation (“DFC”) in connection with the acquisition of GKCE in June 2020 (the “DFC Loan”) was obtained through the Company’s wholly-owned subsidiary, HoldCo and is guaranteed by GKF. The DFC Loan is secured by a lien on GKCE’s assets. The first tranche of the DFC Loan was funded in June 2020. During the fourth quarter of 2023, the second tranche of the DFC loan was funded to finance the equipment upgrade in Ecuador. The amount outstanding under the first tranche of the DFC Loan is payable in 29 quarterly installments with a fixed interest rate of 3.67%.  The amount outstanding under the second tranche of the DFC Loan is payable in 16 quarterly installments with a fixed interest rate of 7.49%. The long-term debt on the condensed consolidated balance sheets related to the DFC Loan was $985,000 and $1,149,000 as of March 31, 2026 and December 31, 2025, respectively.

The DFC Loan contains customary covenants including without limitation, requirements that HoldCo maintain certain financial ratios related to liquidity and cash flow as well as depository requirements. On March 28, 2024, HoldCo received a waiver and amendment from DFC for certain covenants as of December 31, 2023 and through December 31, 2024 and amended other covenants and definitions permanently. On March 3, 2025, the Company received an additional waiver from DFC for certain covenants as of December 31, 2024 and through December 31, 2025. HoldCo was not in compliance with the cash to debt covenant at March 31, 2026. The Company notified DFC of this non-compliance and is in discussions for an extended waiver or amendment to the DFC Loan. However, there can be no assurances regarding the outcome of such discussions.

As a result of the Loan Parties’ Financial Covenant Defaults under the Credit Agreement with Fifth Third discussed above, ASHS determined that the non-compliance with the Credit Agreement could be deemed to have resulted in an Event of Default (as defined in the DFC Loan) under the DFC Loan. However, as of the date of this Quarterly Report, DFC has not delivered any notice to HoldCo or ASHS asserting the occurrence of an Event of Default resulting from the Financial Covenant Defaults or sought to exercise any remedies it may have under the DFC Loan as a result thereof.

Furthermore, ASHS has determined that HoldCo’s non-compliance with the DFC Loan could be deemed to have resulted in an Event of Default (as defined in the Credit Agreement) under the Credit Agreement with Fifth Third. However, as of the date of this Quarterly Report, Fifth Third has not delivered any notice to the Loan Parties asserting that such an Event of Default has occurred or sought to exercise any remedies it may have under the Credit Agreement as a result thereof.

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

In November and December 2024, GKCE obtained two loans with banks locally in Ecuador (the “GKCE Loans”).  The GKCE Loans carry interest rates of 12.60% and 12.78% and are payable in twelve and thirty-six equal monthly installments of principal and interest, respectively.  The Company did not capitalize any debt issuance costs related to the GKCE Loans. Total long-term debt on the condensed consolidated balance sheets related to the GKCE Loans was $47,000 and $53,000 as of March 31, 2026 and December 31, 2025, respectively.

As of March 31, 2026, long-term debt on the condensed consolidated balance sheets was $16,843,000. See Note 3 - Long Term Debt to the condensed consolidated financial statements for additional information.

Commitments

As of March 31, 2026, the Company had commitments to purchase and install two Esprit and two LINAC systems. The Esprit upgrades and one LINAC installation are anticipated to occur in the second half of 2026 or later at existing customer sites. The remaining LINAC is reserved for a future customer site. Total Gamma Knife and LINAC commitments as of March 31, 2026 were $7,884,000. There are no deposits on the condensed consolidated balance sheets related to these commitments as of March 31, 2026, nor are there any penalties if the Company decides to not execute these commitments. The Company’s current intent is to finance substantially all of these commitments. There can be no assurance that financing will be available for the Company’s initiatives or future projects, or at terms that are acceptable to the Company. However, the Company currently has cash on hand of $5,223,000 and is actively engaged with financing resources to fund these projects.

As of March 31, 2026, the Company had commitments to service and maintain its Gamma Knife, LINAC, and PBRT equipment. The service commitments are carried out via contracts with Mevion, Elekta, Solutech and Mobius Imaging, LLC. The Company’s commitment to purchase one LINAC system also includes a 5-year agreement to service the equipment, respectively. Total service commitments as of March 31, 2026 were $5,705,000. The Gamma Knife and certain other service contracts are paid monthly, as service is performed. The Company believes that cash flow from cash on hand and operations will be sufficient to cover these payments.

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

The following table summarizes related party activity for the three-month periods ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Equipment purchases and de-install costs	$10,000	$1,307,000
Costs incurred to maintain equipment	248,000	251,000
Total related party transactions	$258,000	$1,558,000

The Company also had commitments to purchase and install two Esprit units and two LINACs, and service the related equipment totaling $10,464,000 as of March 31, 2026.

Related party liabilities on the condensed consolidated balance sheets consist of the following as of March 31, 2026 and December 31, 2025

	March 31,	December 31,
	2026	2025
Accounts payable, asset retirement obligation and other accrued liabilities	$2,206,000	$1,887,000

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage or prepayment features. The Company does not have affiliation with partnerships, trusts or other entities whose purpose is to facilitate off-balance sheet financial transactions or similar arrangements, and therefore has no exposure to the financing, liquidity, market or credit risks associated with such entities. At March 31, 2026, the Company had no significant long-term, market-sensitive investments.

Item 4.    Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the Company and its subsidiaries is communicated to the principal executive officer and our principal financial officer. Based on that evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective due to the material weakness in our internal controls over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2025, with respect to the Company having an insufficient number of personnel and resources with experience to create a proper control environment.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s remediation plan related to the material weakness in our internal controls identified are to hire sufficient personnel with accounting and financial reporting experience to augment its current staff and to improve the timeliness of our overall effectiveness of the Company’s closing and financial reporting processes, including as described in this paragraph. As previously disclosed, on December 19, 2024, the Company appointed a new Chief Financial Officer who also serves as the Company’s principal financial officer and principal accounting officer and has extensive experience and expertise in billing and collections for radiation therapy facilities.  During 2024, the Company outsourced its billing cycle for its Rhode Island facilities.  In May 2025, the Company hired a Director of Revenue Cycle Management and effective June 1, 2025 began preparing to process the Rhode Island revenue cycle internally.  Two additional staff members were hired during 2025 to support this process internally as well. While this process is still relatively new and continuing to be implemented, the Company expects this change to provide more control and efficiency to this process overall.  Also, the Company hired an Accounting Manager on a full-time basis in late March 2025 in addition to using third party accounting consulting services as needed on an ongoing basis.  The Company will continue to assess the need for additional resources, especially in the finance and accounting areas, as the Company’s business continues to grow and expand.

The primary element of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. As management continues to evaluate and work to improve our internal control over financial reporting, management may determine it is necessary to take additional measures to address the material weakness.

Except for the continued implementation of the remediation plan described above, there were no other changes in our internal control over financial reporting during the three-month period ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

None.

Item 1A.    Risk Factors

There were no material changes during the period covered in this report to the risk factors previously disclosed in Part 1, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

As described in Item 2 of Part I of this Quarterly Report under the subheading “Long-Term Debt”, ASHS and certain of its subsidiaries are not in compliance with certain covenants under the Credit Agreements as of March 31, 2026. Additionally, the Loan Parties did not satisfy all outstanding obligations under the Credit Agreement with Fifth Third when it matured on April 9, 2026. To date, neither Fifth Third nor DFC have accelerated the obligations under the Credit Agreements. ASHS is currently in discussions with Fifth Third regarding an amendment to extend the maturity date of the Credit Agreement. However, there can be no assurances regarding the outcome of such discussions.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information.

During the three-month period ended March 31, 2026, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K

Item 6.    Exhibit Index

Incorporated by reference herein
Exhibit Number		Description	Form	Exhibit	Date of Filing
10.1	ǂ	Amendment Two to Proton Beam Radiation Therapy Lease Agreement effective as of March 13, 2026, by and between American Shared Hospital Services and Orlando Health, Inc.	8-K 001-08789	10.1	March 19, 2026
31.1	*	Certification of Principal Executive Officer pursuant to Rule 13a-14a/15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer pursuant to Rule 13a-14a/15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline Instance XBRL contained in Exhibit 101

	*	Filed herewith.
	**	Furnished herewith.
	ǂ	Certain portions of this exhibit have been omitted because they are not material, would be competitively harmful if publicly disclosed, and are of the type that the registrant treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SHARED HOSPITAL SERVICES

Registrant

Date:	May 14, 2026	/s/ Raymond C. Stachowiak
Raymond C. Stachowiak
Executive Chairman of the Board (principal executive officer)

Date:	May 14, 2026	/s/ Raymond S. Frech
Raymond S. Frech
Chief Financial Officer (principal financial and principal accounting officer)