Form 10-Q
period 2026-09-30
AMERICAN SHARED HOSPITAL SERVICES
filed 2026-11-13
CIK 744825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026 or

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

As of November 11, 2026, there were outstanding 6,675,000 shares of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS	September 30, 2026	December 31, 2025
Current assets:
Cash and cash equivalents	$7,230,000	$3,462,000
Restricted cash	2,255,000	250,000
Accounts receivable, net of allowance for credit losses of $1,033,000 and $980,000 at September 30, 2026 and December 31, 2025, respectively	7,636,000	10,521,000
Tax receivables	625,000	978,000
Other receivables	330,000	1,021,000
VAT credits	342,000	702,000
Prepaid expenses and other current assets	641,000	786,000

Total current assets	19,059,000	17,720,000

Property and equipment, net	27,329,000	31,122,000
Land	1,305,000	1,305,000
Goodwill	1,265,000	1,265,000
Intangible asset	78,000	78,000
Right of use assets, net	3,531,000	3,648,000
Other assets	298,000	341,000

Total assets	$52,865,000	$55,479,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$615,000	$607,000
Employee compensation and benefits	1,132,000	1,504,000
Other accrued liabilities	1,827,000	1,752,000
Related party liabilities	1,796,000	937,000
Asset retirement obligations, related party (includes $125,000 and $250,000 non-related party at September 30, 2026 and December 31, 2025, respectively)	600,000	1,200,000
Current portion of lease liabilities	169,000	150,000
Current portion of long-term debt, net	15,554,000	17,294,000
Current portion of promissory note, related party, net	1,934,000	-

Total current liabilities	23,627,000	23,444,000

Long-term lease liabilities, less current portion	4,103,000	4,229,000
Deferred income taxes	115,000	115,000

Total liabilities	27,845,000	27,788,000

Commitments (see Note 8)

Shareholders' equity:
Common stock, no par value (10,000,000 authorized shares; Issued and outstanding shares - 6,650,000 at September 30, 2026 and 6,575,000 at December 31, 2025)	10,763,000	10,763,000
Additional paid-in capital	9,329,000	9,009,000
Retained earnings	2,516,000	4,262,000
Total equity-American Shared Hospital Services	22,608,000	24,034,000
Non-controlling interests in subsidiaries	2,412,000	3,657,000
Total shareholders' equity	25,020,000	27,691,000

Total liabilities and shareholders' equity	$52,865,000	$55,479,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Revenues:
Rental revenue from medical equipment leasing	$3,041,000	$3,137,000	$9,605,000	$9,699,000
Direct patient services revenue	4,583,000	4,034,000	13,533,000	10,655,000
	7,624,000	7,171,000	23,138,000	20,354,000
Costs of revenue:
Maintenance and supplies	668,000	650,000	2,223,000	1,916,000
Depreciation and amortization	1,327,000	1,441,000	3,957,000	4,383,000
Other direct operating costs	3,880,000	3,216,000	12,009,000	9,168,000
Other direct operating costs, related party	230,000	278,000	709,000	729,000
	6,105,000	5,585,000	18,898,000	16,196,000

Gross margin	1,519,000	1,586,000	4,240,000	4,158,000

Selling and administrative expense	1,803,000	1,538,000	5,755,000	5,092,000
Interest expense	480,000	392,000	1,083,000	1,253,000

Operating loss	(764,000)	(344,000)	(2,598,000)	(2,187,000)

Interest and other income, net	21,000	63,000	122,000	172,000
Loss before income taxes	(743,000)	(281,000)	(2,476,000)	(2,015,000)
Income tax expense (benefit)	163,000	48,000	390,000	(296,000)
Net loss	(906,000)	(329,000)	(2,866,000)	(1,719,000)
Less: net loss attributable to non-controlling interests	286,000	312,000	1,120,000	797,000
Net loss attributable to American Shared Hospital Services	$(620,000)	$(17,000)	$(1,746,000)	$(922,000)

Net loss per share:
Loss per common share - basic	$(0.09)	$(0.00)	$(0.26)	$(0.14)
Loss per common share - diluted	$(0.09)	$(0.00)	$(0.26)	$(0.14)

Weighted average common shares for basic loss per share	6,773,000	6,632,000	6,748,000	6,593,000
Weighted average common shares for diluted loss per share	6,773,000	6,632,000	6,748,000	6,593,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

	FOR THE THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2026 AND 2025
	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Sub-Total ASHS	Non-controlling Interests in Subsidiaries	Total

Balances at January 1, 2025	6,420,000	$10,763,000	$8,605,000	$5,815,000	$25,183,000	$4,844,000	$30,027,000
Stock-based compensation expense	-	-	89,000	-	89,000	-	89,000
Vested restricted stock awards	30,000	-	-	-	-	-	-
Capital contributions from non-controlling interests	-	-	-	-	-	8,000	8,000
Net loss	-	-	-	(625,000)	(625,000)	(287,000)	(912,000)
Balances at March 31, 2025	6,450,000	10,763,000	8,694,000	5,190,000	24,647,000	4,565,000	29,212,000
Stock-based compensation expense	-	-	114,000	-	114,000	-	114,000
Vested restricted stock awards	30,000	-	-	-	-	-	-
Net loss	-	-	-	(280,000)	(280,000)	(198,000)	(478,000)
Balances at June 30, 2025	6,480,000	10,763,000	8,808,000	4,910,000	24,481,000	4,367,000	28,848,000
Stock-based compensation expense	-	-	101,000	-	101,000	-	101,000
Vested restricted stock awards	30,000	-	-	-	-	-	-
RI Acquisition non-controlling interests	-	-	-	-	-	(21,000)	(21,000)
Net loss	-	-	-	(17,000)	(17,000)	(312,000)	(329,000)
Balances at September 30, 2025	6,510,000	$10,763,000	$8,909,000	$4,893,000	$24,565,000	$4,034,000	$28,599,000

Balances at January 1, 2026	6,575,000	$10,763,000	$9,009,000	$4,262,000	$24,034,000	$3,657,000	$27,691,000
Stock-based compensation expense	-	-	101,000	-	101,000	-	101,000
Vested restricted stock awards	25,000	-	-	-	-	-	-
Cash distributions to non-controlling interests	-	-	-	-	-	(125,000)	(125,000)
Net loss	-	-	-	(612,000)	(612,000)	(350,000)	(962,000)
Balances at March 31, 2026	6,600,000	10,763,000	9,110,000	3,650,000	23,523,000	3,182,000	26,705,000
Stock-based compensation expense	-	-	102,000	-	102,000	-	102,000
Vested restricted stock awards	25,000	-	-	-	-	-	-
Net loss	-	-	-	(514,000)	(514,000)	(484,000)	(998,000)
Balances at June 30, 2026	6,625,000	10,763,000	9,212,000	3,136,000	23,111,000	2,698,000	25,809,000
Stock-based compensation expense	-	-	38,000	-	38,000	-	38,000
Fair value of warrants issued with related party promissory note	-	-	79,000	-	79,000	-	79,000
Vested restricted stock awards	25,000	-	-	-	-	-	-
Net loss	-	-	-	(620,000)	(620,000)	(286,000)	(906,000)
Balances at September 30, 2026	6,650,000	$10,763,000	$9,329,000	$2,516,000	$22,608,000	$2,412,000	$25,020,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net loss	$(2,866,000)	$(1,719,000)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	3,982,000	4,411,000
Allowance for credit losses	1,109,000	-
Accretion of debt issuance costs	68,000	103,000
Accretion of paid-in-kind interest	39,000	-
Gain on disposal of assets	(14,000)	-
Non cash lease expense	396,000	313,000
Accretion of unfavorable lease position	(19,000)	(79,000)
Stock-based compensation expense	241,000	304,000
Changes in operating assets and liabilities:
Receivables	3,180,000	(1,955,000)
Prepaid expenses and other assets	188,000	1,803,000
Accounts payable and accrued liabilities	(389,000)	(1,049,000)
Related party liabilities	859,000	1,915,000
Asset retirement obligations, related party	(600,000)	-
Lease liabilities	(367,000)	(245,000)
Net cash provided by operating activities	5,807,000	3,802,000

Investing activities:
Payment for purchases of property and equipment	(175,000)	(9,618,000)
Net cash used in investing activities	(175,000)	(9,618,000)

Financing activities:
Principal payments on long-term debt	(1,674,000)	(2,101,000)
Payments on line of credit	-	(7,000,000)
Advances on line of credit	-	9,000,000
Promissory note, related party	2,000,000	-
Debt issuance costs	(60,000)	-
Capital contribution non-controlling interests	-	8,000
Distributions to non-controlling interests	(125,000)	(21,000)
Net cash (used in) provided by financing activities	141,000	(114,000)
Net change in cash, cash equivalents, and restricted cash	5,773,000	(5,930,000)
Cash, cash equivalents, and restricted cash at beginning of period	3,712,000	11,275,000
Cash, cash equivalents, and restricted cash at end of period	$9,485,000	$5,345,000

Supplemental cash flow disclosure
Cash paid during the period for:
Interest	$1,011,000	$1,150,000
Income tax (refunds)	$(48,000)	$442,000

Schedule of non-cash investing and financing activities
Equipment included in accounts payable and accrued liabilities	$300,000	$400,000
Fair value of warrants issued with promissory note, related party	$79,000	$-
Contingent liability - milestone payment	$100,000	$-
Right of use assets and lease liabilities	$-	$964,000
Increase to right of use assets and lease liabilities due to a lease modification	$-	$1,922,000

Detail of cash, cash equivalents and restricted cash at end of period
Cash and cash equivalents	$7,230,000	$5,095,000
Restricted cash	2,255,000	250,000
Cash, cash equivalents, and restricted cash at end of period	$9,485,000	$5,345,000

See accompanying notes

AMERICAN SHARED HOSPITAL SERVICES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.    Basis of Presentation

In the opinion of the management of American Shared Hospital Services (“ASHS”), the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for the fair presentation of ASHS consolidated financial position as of September 30, 2026, the results of its operations for the three and nine-month periods ended September 30, 2026 and 2025, and the cash flows for the nine-month periods ended September 30, 2026 and 2025. The results of operations for the three and nine-month periods ended September 30, 2026 are not necessarily indicative of results on an annualized basis. Consolidated balance sheet amounts as of December 31, 2025 have been derived from the audited consolidated financial statements.

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

The Company (through ASRS) and Elekta AB (“Elekta”), the manufacturer of the Gamma Knife (through its wholly-owned United States subsidiary, GKV Investments, Inc.), entered into an operating agreement and formed GKF. As of September 30, 2026, GKF provides Gamma Knife units to seven medical centers in the United States in the states of Illinois, Indiana, Mississippi, New Mexico, New York, Oregon, and Texas. GKF also owns and operates two single-unit Gamma Knife facilities in Lima, Peru and Guayaquil, Ecuador. The Company through its wholly-owned subsidiary, Orlando, provided proton beam radiation therapy (“PBRT”) and related equipment to a medical center in Florida.

On June 28, 2024, ASHS-Mexico, signed a Joint Venture Agreement with Hospital San Javier, S.A. de C.V. (“HSJ”) to establish San Javier to treat public- and private-paying cancer patients and provide radiosurgery services in Guadalajara, Mexico. The Company and HSJ hold 70% and 30% ownership interests, respectively, in San Javier. Under the agreement, the Company is responsible for upgrading HSJ’s existing Gamma Knife Perfexion system to a Gamma Knife Esprit and paying 50% of all site modification costs required to install the Esprit.  The Company does not expect that San Javier will begin treating patients until mid-2027.

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

Rental revenue from medical equipment leasing (“leasing”) – The Company recognizes revenues under ASC 842 when services have been rendered and collectability is reasonably assured, on either a fee per use or revenue sharing basis. The terms of the contracts do not contain any guaranteed minimum payments. The Company’s lease contracts typically have a ten-year term and are classified as either fee per use or revenue sharing. Fee-per-use revenues are recognized at the time the procedures are performed, based on each hospital’s contracted rate and the number of procedures performed. Under revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital. The amount the Company expects to receive is recorded as revenue and estimated based on historical experience. Revenue estimates are reviewed periodically and adjusted as necessary.  For the three and nine-month periods ended September 30, 2026, the Company recognized leasing revenue of approximately $3,041,000 and $9,605,000 compared to $3,137,000 and $9,699,000 for the same periods in the prior year, respectively. For the three and nine-month periods ended September 30, 2026, $1,984,000 and $6,286,000 of the ASC 842 revenues were for PBRT services compared to $2,127,000 and $5,691,000 for the same periods in the prior year, respectively.

Direct patient services revenue – The Company has stand-alone facilities in Lima, Peru, Guayaquil, Ecuador, and Puebla, Mexico where contracts exist between the Company’s facilities and the individual patients treated at the facility. Under ASC 606, the Company acts as the principal in these transactions and provides, at a point in time, a single performance obligation, in the form of a Gamma Knife or radiation therapy treatment. Revenue related to these treatments is recognized on a gross basis at the time when the patient receives treatment. There is no variable consideration present in the Company’s performance obligation and the transaction price is agreed upon per the stated contractual rate. GKPeru’s payment terms are typically prepaid for self-pay patients and insurance provider payments are paid net 30 days. GKCE’s patient population is primarily covered by a government payor and payments are paid between six and nine months following issuance of an invoice. The facility in Puebla currently has a contract with one local hospital to cover its eligible patient base and is also treating self-pay patients. Puebla’s payment terms are typically prepaid for self-pay patients and net 30 days for the hospital patients.

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

Accounts receivable balances under ASC 606 at  September 30, 2026 and January 1, 2026 were $7,438,000 and $8,138,000, respectively. Accounts receivable balances under ASC 606 at  September 30, 2025 and January 1, 2025 were $7,981,000 and $6,073,000, respectively. For the three and nine-month periods ended September 30, 2026, the Company recognized direct patient services revenues of approximately $4,583,000 and $13,533,000 compared to $4,034,000 and $10,655,000 for the same periods in the prior year, respectively.

Liquidity - On  April 9, 2021, ASHS, Orlando, GKF (together with ASHS and Orlando, the “Borrowers”), and ASRS (together with the Borrowers, collectively, the “Loan Parties”) entered into a five-year $22,000,000 credit agreement (the “Credit Agreement”) with Fifth Third Bank, N.A. (“Fifth Third”, the “Lender”).  The loan entered into with United States International Development Finance Corporation (“DFC”) in connection with the acquisition of GKCE in   June 2020 (the “DFC Loan”; together with the Credit Agreement, the “Credit Agreements”) was obtained through the Company’s wholly-owned subsidiary, HoldCo and is guaranteed by GKF. On  December 10, 2025, the Loan Parties received a notice from Fifth Third asserting that a specified Event of Default (as defined in the Credit Agreement) occurred under the Credit Agreement due to the Borrower’s failure to maintain minimum unrestricted domestic cash of at least an aggregate of $5,000,000 (the “Minimum Cash Covenant”) as of September 30, 2025. As of December 31, 2025, March 31, 2026 and June 30, 2026, the Company was not in compliance with the minimum fixed-charge coverage ratio, the maximum funded debt-to-EBITDA ratio, and the Minimum Cash Covenant required by the Credit Agreement, and the Company put Fifth Third on notice that it was not in compliance with those covenants.

ASHS has also determined that the Borrowers’ defaults under the Credit Agreement could be deemed to have resulted in an Event of Default (as defined in the DFC Loan) under the DFC Loan. However, as of the date of this Quarterly Report, DFC has not delivered any notice asserting that such an Event of Default has occurred or sought to exercise any remedies it may have under the DFC Loan.

The Credit Agreement had a maturity date of April 9, 2026 and obligations under the Credit Agreement are secured by a lien on substantially all of the assets of the Loan Parties and is guaranteed by ASHS, Orlando and ASRS.  The Loan Parties did not satisfy all outstanding obligations under the Credit Agreement on the maturity date. If Fifth Third were to have demanded payment in full in lump-sum, the Company would not have had sufficient cash on hand to repay all outstanding obligations due under the Credit Agreement at maturity. On July 22, 2026, the Loan Parties and Fifth Third entered into an amendment to the Credit Agreement and as a part of that amendment Fifth Third agreed to forbear from exercising certain rights and remedies in respect of certain alleged events of default under the Credit Agreement until June 30, 2027. See Note 3 - “Long Term Debt” for additional information.

As of September 30, 2026, June 30, 2026, and March 31, 2026, HoldCo was not in compliance with the cash-to-debt covenant under the DFC Loan. The Company notified DFC of this non-compliance and is in discussions for an extended waiver or amendment to the DFC Loan, but there can be no assurances regarding the outcome of such discussions. Furthermore, ASHS determined that HoldCo’s non-compliance with the DFC Loan could have been deemed to have resulted in an Event of Default (as defined in the Credit Agreement) of the Credit Agreement with Fifth Third.

The Company reassessed its ability to continue as a going concern in light of the Events of Default discussed above. At any time there exists an event of default that the Company is in default under the Credit Agreements, Fifth Third and DFC could accelerate all payment obligations under the Credit Agreements. Upon acceleration, the Company would not have sufficient cash on hand to satisfy the accelerated payment obligations. As a result, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.  To date, the Company has not negotiated an extension beyond June 30, 2027, and, if the Company is ultimately unable to do so, (or otherwise identify and execute on a new source of liquidity that is sufficient to allow the Company to satisfy in full the obligations owed under the Credit Agreement), the Company’s liquidity will be adversely impacted and its ability to satisfy all of its commitments over the next twelve months in accordance with their current terms would be jeopardized. As a result of these conditions, in connection with management’s assessment of going-concern considerations in accordance with ASC 205-40 Presentation of Financial Statements - Going Concern, management has determined that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s condensed consolidated balance sheet as of September 30, 2026, does not contain any adjustments that might result from the uncertainty regarding the Company’s ability to continue as a going concern.

Business segment information - Based on the guidance provided in accordance with ASC 280 Segment Reporting (“ASC 280”), the Company analyzed its subsidiaries which are all in the business of providing radiosurgery and radiation therapy services, either through leasing to healthcare providers or directly to patients, and concluded there are two reportable segments, leasing and direct patient services. As of September 30, 2026, the Company provided Gamma Knife and PBRT equipment to eight hospitals in the United States, which constitutes the leasing segment. As of September 30, 2026, the Company owns and operates two single-unit Gamma Knife facilities in Lima, Peru and Guayaquil, Ecuador, one single-unit radiation therapy facility in Puebla, Mexico and the Company also owns a majority interest in and operates, three single-unit radiation therapy facilities in Rhode Island, which collectively constitute the direct patient services segment.

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

For the three and nine-month periods ended September 30, 2026 and 2025, the Company’s PBRT operations represented a majority of the revenue and net income of the leasing segment. The revenues, depreciation, amortization, and other expense, interest expense, interest income, income tax expense (benefit), net (loss) income attributable to American Shared Hospital Services, and total assets for the Company’s two reportable segments as of  September 30, 2026 and 2025 consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Leasing	$3,041,000	$3,137,000	$9,605,000	$9,699,000
Direct patient services	4,583,000	4,034,000	13,533,000	10,655,000
Total	$7,624,000	$7,171,000	$23,138,000	$20,354,000

	2026	2025	2026	2025
Depreciation, amortization, and other expense
Leasing	$899,000	$876,000	$2,659,000	$2,735,000
Direct patient services	443,000	578,000	1,323,000	1,676,000
Total	$1,342,000	$1,454,000	$3,982,000	$4,411,000

	2026	2025	2026	2025
Interest expense
Leasing	$468,000	$370,000	$1,039,000	$1,173,000
Direct patient services	12,000	22,000	44,000	80,000
Total	$480,000	$392,000	$1,083,000	$1,253,000

	2026	2025	2026	2025
Interest income
Leasing	$29,000	$18,000	$79,000	$114,000
Direct patient services	11,000	16,000	43,000	43,000
Total	$40,000	$34,000	$122,000	$157,000

	2026	2025	2026	2025
Income tax expense (benefit)
Leasing	$39,000	$(31,000)	$(5,000)	$(195,000)
Direct patient services	124,000	79,000	395,000	(101,000)
Total	$163,000	$48,000	$390,000	$(296,000)

	2026	2025	2026	2025

Net income (loss) attributable to American Shared Hospital Services
Leasing	$(294,000)	$326,000	$(17,000)	$119,000
Direct patient services	(326,000)	(343,000)	(1,729,000)	(1,041,000)
Total	$(620,000)	$(17,000)	$(1,746,000)	$(922,000)

	September 30, 2026	December 31, 2025
Total assets
Leasing	$22,865,000	$24,334,000
Direct patient services	30,000,000	31,145,000
Total	$52,865,000	$55,479,000

	2026	2025	2026	2025
Leasing revenue
Domestic	$3,041,000	$3,137,000	$9,605,000	$9,699,000
Total	$3,041,000	$3,137,000	$9,605,000	$9,699,000

	2026	2025	2026	2025
Direct patient service revenue
International	$2,120,000	$1,941,000	$6,449,000	$4,689,000
Domestic	2,463,000	2,093,000	7,084,000	5,966,000
Total	$4,583,000	$4,034,000	$13,533,000	$10,655,000

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

During the initial, start-up periods, depreciation for the PBRT equipment was determined using the modified units of production method, which is a function of both time and usage of the equipment. This depreciation method allocates costs considering the projected volume of usage through the useful life of the PBRT unit, originally estimated at 20 years. Once the machine reached capacity, the equipment was depreciated, using the straight line-method, over the remaining estimated useful life of the PBRT unit. During the first quarter of 2026, the Company amended its lease for the PBRT equipment with Orlando Health. The amendment extended the lease an additional seven years, beginning April 6, 2026.  Following the amendment, the Company changed its remaining estimate for the useful life for the PBRT equipment to align with the contract term. The net effect of this change in estimate for the three and nine-month periods ended September 30, 2026, was an increase in net loss of approximately $52,000 or $0.01 per diluted share and $104,000 or $0.02 per diluted share, respectively. This change in estimate will also impact future periods.

The following table summarizes property and equipment as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025

Medical equipment and facilities	$68,364,000	$70,172,000
Office equipment	694,000	638,000
Construction in progress	65,000	255,000
	69,123,000	71,065,000
Accumulated depreciation	(41,794,000)	(39,943,000)
Net property and equipment	$27,329,000	$31,122,000

Net property and equipment held outside of the United States	$7,484,000	$8,082,000

Depreciation expense recorded in costs of revenue and selling and administrative expense in the condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2026 and 2025 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Depreciation expense	$1,342,000	$1,454,000	$3,982,000	$4,411,000

Note 3.    Long-Term Debt Financing

Fifth Third Credit Agreement

On April 9, 2021, the Borrowers, and the Loan Parties entered into a five year $22,000,000 Credit Agreement with Fifth Third. The Credit Agreement includes three loan facilities. The first loan facility is a $9,500,000 term loan (the “Term Loan”) which was used to refinance the domestic Gamma Knife debt and finance leases, and associated closing costs. The second loan facility of $5,500,000 is a delayed draw term loan (the “DDTL”) which was used to refinance the Company’s PBRT finance leases and associated closing costs, as well as to provide additional working capital. The third loan facility provides for a $7,000,000 revolving line of credit (the “Revolving Line”) available for future projects and general corporate purposes. The facilities have a five-year maturity, by their original terms, that matured on April 9, 2026, and carry a floating interest rate based on the Secured Overnight Financing Rate (“SOFR”) plus 3.0% (6.86% as of September 30, 2026) and are secured by a lien on substantially all of the assets of the Loan Parties and guaranteed by ASHS, Orlando and ASRS. There was an aggregate of $7,075,000 due on April 9, 2026 for the Term Loan and DDTL. On July 22, 2026, Fifth Third agreed to forbear from exercising certain rights and remedies in respect of certain alleged events of default under the Credit Agreement until June 30, 2027, see further discussion below.

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

The long-term debt on the condensed consolidated balance sheets related to the Term Loan, DDTL, Revolving Line, Supplemental Term Loan and Second Supplemental Term Loan was $15,042,000 and $16,197,000 as of September 30, 2026 and December 31, 2025, respectively.

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

On December 16, 2025 and, May 29, 2026, the Loan Parties received a notice from the Lender (each, a, “Notice”) asserting that certain Events of Default had occurred under the Credit Agreement, including that the Company was not in compliance with the minimum fixed-charge coverage ratio, the maximum funded debt-to-EBITDA ratio, and the Minimum Cash Covenant as of December 31, 2025 and as of March 31, 2026 and that the Company failed to pay outstanding obligations under the Credit Agreement when the Term Loan and DDTL by its original terms matured on April 9, 2026 (such alleged defaults being collectively referred to as the “Specified Events of Default”). In December 2025, Fifth Third notified the Company that, among other things, it had suspended the Revolving Loan Commitment with respect to additional Revolving Loan Advances. In the notice delivered to the Loan Parties on May 29, 2026, Fifth Third exercised its right to increase interest on advances to the default rate effective from and after the earliest to occur of the Specified Events of Default. The default rate added two percent per annum to the existing interest rate in effect for amounts outstanding under the Credit Agreement. These Specified Events of Default were uncured as of June 30, 2026. Additionally, as of June 30, 2026, the Company was not in compliance with minimum fixed-charge coverage ratio, the maximum funded debt-to-EBITDA ratio, and the Minimum Cash Covenant under the Credit Agreement. As a result, the Loan Parties were not in compliance with the Credit Agreement as of such date. Fifth Third had the right to exercise its rights, powers, privileges, and remedies under the Credit Agreement, the other Loan Documents, and applicable law, including to accelerate the Borrowers’ payment obligations under the Credit Agreement, however, as described below, the parties entered into the Third Amendment and Fifth Third agreed to forbear from exercising certain rights and remedies under the Credit Agreement.

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

The Company assessed the Third Amendment under ASC 470 Debt (“ASC 470”), and concluded that the amendment should be accounted for as a debt modification.  Per ASC 470, the Term Loan, DDTL, Revolving Line, Supplemental Term Loan and Second Supplemental Term Loans should be accounted for prospectively, with the existing carrying-amount, the $20,000 extension fee, $167,000 of Fifth Third’s legal fees, and the milestone payments that have occurred or are deemed probable, carried forward as adjustments to the modified debt’s net carrying amount and amortized through interest expense using the effective interest method. The legal fees or advisory costs paid to third parties in conjunction with the amendment should be recognized as expense as incurred. As of  September 30, 2026, the Company assessed the remaining milestone payments under ASC 450 Contingencies and concluded it is probable the next milestone payment due December 20, 2026, will be payable to Fifth Third. The milestone payment due December 20, 2026, totaling $100,000 was accrued and deferred to the carrying amount of the Term Loan, DDTL, Revolving Line, Supplemental Term Loan and Second Supplemental Term Loan as of September 30, 2026. The remaining milestone payments will be recognized when they are deemed probable.

DFC Loan Agreement

The loan entered into with DFC in connection with the acquisition of GKCE in June 2020 was obtained through the Company’s wholly-owned subsidiary, HoldCo and is guaranteed by GKF. The DFC Loan is secured by a lien on GKCE’s assets. The first tranche of the DFC Loan was funded in  June 2020. During the fourth quarter of 2023, the second tranche of the DFC loan was funded to finance the equipment upgrade in Ecuador. The amount outstanding under the first tranche of the DFC Loan is payable in 29 quarterly installments with a fixed interest rate of 3.67%.  The amount outstanding under the second tranche of the DFC Loan is payable in 16 quarterly installments with a fixed interest rate of 7.49%. The long-term debt on the condensed consolidated balance sheets related to the DFC Loan was $657,000 and $1,149,000 as of September 30, 2026 and December 31, 2025, respectively.

The DFC Loan contains customary covenants including without limitation, requirements that HoldCo maintain certain financial ratios related to liquidity and cash flow as well as depository requirements. On March 28, 2024, HoldCo received a waiver and amendment from DFC that, among other things, amended other covenants and definitions permanently. On March 3, 2025, the Company received an additional waiver from DFC for certain covenants as of December 31, 2024 and through December 31, 2025. HoldCo was not in compliance with the cash-to-debt covenant under the DFC Loan as of March 31, 2026, June 30, 2026, and  September 30, 2026. The Company notified DFC of this noncompliance and is in discussions for a waiver or amendment to the DFC Loan.  However, there can be no assurances regarding the outcome of such discussions.

As a result of the Loan Parties’ Financial Covenant Defaults under the Credit Agreement with Fifth Third discussed above, ASHS has determined that the non-compliance with the Credit Agreement could be deemed an Event of Default (as defined in the DFC Loan) under the DFC Loan. However, DFC has not delivered notice to HoldCo or ASHS asserting the occurrence of an Event of Default resulting from the Financial Covenant Defaults or sought to exercise any remedies it may have under the DFC Loan.

Furthermore, ASHS has determined that HoldCo’s non-compliance with the DFC Loan could be deemed to have resulted in an Event of Default (as defined in the Credit Agreement) under the Credit Agreement with Fifth Third. However, prior to the parties entering into the Third Amendment, Fifth Third did not deliver notice to the Loan Parties asserting that an Event of Default occurred nor sought to exercise any remedies under the Credit Agreement.

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

RCS/TIG Holdings LLC Promissory Note

On July 22, 2026, the Company entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) and a Promissory Note and Security Agreement (the “Note”), with RCS/TIG Holdings LLC, a Delaware limited liability company (the “Subordinated Lender”). The Subordinated Lender is controlled by the Company’s Executive Chairman.  The principal amount of the Note is $2,000,000 and bears interest at an annual rate of 10%. All interest accrued and payable is capitalized and added to the outstanding principal amount of the Note, $33,000 as of  September 30, 2026. All unpaid principal and any unpaid and accrued interest is due and payable on July 21, 2027 (the “Maturity Date”). There are no prepayment fees associated with the Note. The Note is secured by a lien on substantially all of the assets of the Company, which lien is subordinated to the lien of the Lender. The Subordinated Lender’s ability to exercise its rights under the Note are limited by an Intercreditor and Subordination Agreement between the Lender and the Subordinated Lender.

In connection with the Note, the Company issued the Subordinated Lender warrants to purchase up to 220,000 shares of the Company’s common stock at $1.45 per share through July 31, 2027. The Company recognized the warrants under ASC 815 Derivatives and Hedging, as equity and the fair value of the warrants of $79,000 was recorded as a discount on the Note, which will be amortized through the Maturity Date. The Company also capitalized $40,000 of debt issuance costs related to the Note. Total long-term debt on the condensed consolidated balance sheets related to the Note was $1,934,000, net of deferred issuance fees and the debt discount of $99,000 as of  September 30, 2026.

GKCE Loans

In  November and  December 2024, GKCE obtained two loans with banks locally in Ecuador (the “GKCE Loans”).  The GKCE Loans carry interest rates of 12.60% and 12.78% and are payable in twelve and thirty-six equal monthly installments of principal and interest, respectively.  The Company did not capitalize any debt issuance costs related to the GKCE Loans. One of the loans was repaid in full in October 2025. Total long-term debt on the condensed consolidated balance sheets related to the GKCE Loans was $32,000 and $53,000 as of September 30, 2026 and December 31, 2025, respectively.

The accretion of debt issuance costs for the three and nine-month periods ended September 30, 2026 was $34,000 and $68,000 compared to $24,000 and $103,000 for the same periods in the prior year, respectively. As of September 30, 2026 and December 31, 2025, the unamortized deferred issuance costs on the condensed consolidated balance sheet was $276,000 and $105,000, respectively.

As of September 30, 2026, long-term debt on the condensed consolidated balance sheets was $17,488,000. The following are contractual maturities of long-term debt as of  September 30, 2026, excluding deferred issuance costs of $276,000:

Year ending December 31,	Principal
2026 (excluding the nine-months ended September 30, 2026)	$718,000
2027	17,046,000
$17,764,000

Note 4.    Other Accrued Liabilities

Other accrued liabilities consist of the following as of  September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025
Contingent liability - milestone payment	$100,000	$-
Professional services	218,000	141,000
Operating costs	946,000	1,026,000
Other	563,000	585,000
Total other accrued liabilities	$1,827,000	$1,752,000

Note 5.    Leases

The Company determines if a contract is a lease at inception. Under ASC 842, the Company is a lessor of equipment to various customers. Leases that commenced prior to the ASC 842 adoption date were classified as operating leases under historical guidance. As the Company has elected the package of practical expedients allowing it to not reassess lease classification, these leases are classified as operating leases under ASC 842 as well, as applicable. All of the Company’s lessor arrangements entered into or modified after ASC 842 adoption are also classified as operating leases. Some of these lease terms have an option to extend the lease after the initial term, but do not contain the option to terminate early.  One lease contains an option to purchase the asset at the end of the term. The Company has elected not to recognize right-of-use (“ROU”) assets and lease liabilities that arise from short-term (12 months or less) leases for any class of underlying asset.

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

On  March 13, 2026, the Company and Orlando Health, Inc. (“Orlando Health”) entered into Amendment Two to Proton Beam Radiation Therapy Lease Agreement (the “Amendment”).  The Amendment extends the term of the Proton Beam Radiation Therapy Lease Agreement dated  October 18, 2006 between the Company and Orlando Health, as amended by Amendment One to Proton Beam Radiation Therapy Lease Agreement dated effective as of  August 12, 2012 (the “Lease”) for an additional seven years commencing  April 6, 2026 through  April 5, 2033 (the “Extended Term”), and sets the lease payment terms during the Extended Term based on a technical component collection percentage with that percentage decreasing during certain of the twelve month periods of the Extended Term.  The Amendment amends certain other terms of the Lease and sets forth certain agreements between the parties with respect to the leased equipment, including (i) an option granted to Orlando Health whereby it  may elect to purchase the leased equipment any time during the last two years of the lease term, (ii) matters related to the Company’s obligation to remove, at its expense, the leased equipment from Orlando Health at the end of the Extended Term in the event Orlando Health does not exercise its purchase option, and certain financial understandings of the parties related to that obligation, and (iii) maintenance and insurance coverage obligations of the parties.

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

Sublease income for the three and nine-month periods ended September 30, 2026 was $17,000 and $64,000 compared to $15,000 and $45,000 for the same periods in the prior year, respectively.

The Company’s lessee operating leases are accounted for as ROU assets, current portion of lease liabilities, and lease liabilities on the condensed consolidated balance sheets. Operating lease ROU assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company’s operating lease contracts do not provide an implicit rate for calculating the present value of future lease payments. The Company determined its incremental borrowing rate to be approximately 8% by using available market rates and expected lease terms. The operating lease ROU assets and liabilities include any lease payments made and there were no lease incentives or initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company’s lessee operating lease agreements are for administrative office space and related equipment and for its direct patient service facilities in Lima, Peru, Puebla, Mexico and two stand-alone facilities in Rhode Island in which the Company acquired an interest in the RI Acquisition. These leases have remaining lease terms of approximately 8 to 15 years, some of which include options to renew or extend the lease. As of September 30, 2026, operating ROU assets, net of unfavorable leasehold interests of $255,000, were $3,531,000, and lease liabilities were $4,272,000.

The following table summarizes the maturities of the Company's lessee operating lease liabilities as of September 30, 2026:

Year ending December 31,	Operating Leases

2026 (excluding the nine-months ended September 30, 2026)	$126,000
2027	510,000
2028	520,000
2029	536,000
2030	550,000
Thereafter	4,713,000

Total lease payments	6,955,000
Less imputed interest	(2,683,000)
Total	$4,272,000

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Lease cost
Operating lease cost	$130,000	$76,000	$396,000	$313,000
Sublease income	(17,000)	(15,000)	(64,000)	(45,000)
Total lease cost	$113,000	$61,000	$332,000	$268,000

Other information
Cash paid for amounts included in the measurement of lease liabilities - Operating leases	$119,000	$123,000	$367,000	$921,000
Weighted-average remaining lease term - Operating leases in years	12.36	13.31	12.36	13.31
Weighted-average discount rate - Operating leases	8.19%	8.25%	8.19%	8.25%

Note 6.    Per Share Amounts

Per share information has been computed based on the weighted average number of common shares and dilutive common share equivalents outstanding. The Company calculates diluted shares using the treasury stock method. Because the Company reported a loss for the three and nine-month periods ended September 30, 2026 and 2025, the potentially dilutive effects of Company’s stock options and unvested restricted stock awards are not considered for the reporting periods. The weighted average common shares outstanding for basic earnings per share for the three and nine-month periods ended September 30, 2026 and 2025 included the Company's restricted stock awards that are fully vested but are deferred for issuance.

The following table sets forth the options and unvested restricted stock awards not considered for reporting, and, the restricted stock awards that are fully vested, but deferred for issuance for the three and nine-month periods ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Antidilutive Securities Excluded from Computation of Earnings Per Share, Amount - options	-	2,000	-	8,000
Antidilutive Securities Excluded from Computation of Earnings Per Share, Amount - unvested RSUs	25,000	223,000	25,000	223,000
Fully vested RSUs deferred for issuance, included in weighted average shares outstanding for basic EPS	123,000	123,000	123,000	123,000

The following table sets forth the computation of basic and diluted earnings per share for the three and nine-month periods ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss attributable to American Shared Hospital Services	$(620,000)	$(17,000)	$(1,746,000)	$(922,000)

Weighted average common shares for basic loss per share	6,773,000	6,632,000	6,748,000	6,593,000
Weighted average common shares for diluted loss per share	6,773,000	6,632,000	6,748,000	6,593,000

Basic loss per share	$(0.09)	$(0.00)	$(0.26)	$(0.14)
Diluted loss per share	$(0.09)	$(0.00)	$(0.26)	$(0.14)

Note 7.    Income Taxes

The Company generally calculates its effective income tax rate at the end of an interim period using an estimate of the annualized effective income tax rate expected to be applicable for the full fiscal year. However, when a reliable estimate of the annualized effective income tax rate cannot be made, the Company computes its provision for income taxes using the actual effective income tax rate for the results of operations reported within the year-to-date periods. The Company’s effective income tax rate is highly influenced by relative income or losses reported and from the results of international operations. A small change in estimated annual pretax income can produce a significant variance in the annualized effective income tax rate given the expected amount of these items. As a result, the Company has computed its provision for income taxes for the three and nine-month periods ended September 30, 2026 and 2025 by applying the actual effective tax rates to income or reported within the condensed consolidated financial statements through those periods.  The provision for income taxes for the nine-month period ended September 30, 2026, included a non-recurring adjustment for unrecognized tax benefits related to foreign taxes of $31,000.  For the nine-month period ended September 30, 2025, the Company recorded a $71,000 adjustment for unrecognized tax benefits related to foreign taxes.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which is considered the enactment date under U.S. GAAP. This legislation introduces several provisions affecting businesses, including the permanent extension of certain expiring elements of the Tax Cuts and Jobs Act, modifications to the international tax framework, and favorable tax treatment for certain other business provisions. Key corporate tax provisions include the existing 21% corporate income tax rate made permanent, the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to Section 163(j) interest limitations, updates to Global Intangible Low-Taxed Income (GILTI) and Foreign- Derived Intangible Income (FDII) rules, amendments to energy credits, and expanded Section 162(m) aggregation requirements. The OBBBA contains multiple effective dates, with some provisions applicable beginning in 2026. The legislation does not impact the Company’s prior years’ consolidated financial statements.

Note 8.    Commitments

As of September 30, 2026, the Company had commitments to purchase and install two Esprit and two LINAC systems. The Esprit upgrades and one LINAC installation are anticipated to occur in approximately mid-2027 or later, at existing customer sites and the Company’s future Gamma Knife site in Guadalajara, Mexico (San Javier). The second LINAC is reserved for a future customer site. Total Gamma Knife and LINAC commitments as of September 30, 2026 were $7,884,000. There are no deposits on the condensed consolidated balance sheets related to these commitments as of September 30, 2026 and December 31, 2025, nor are there any penalties if the Company decides to not execute on these commitments. Although the Company’s current intent is to finance substantially all of these commitments, there can be no assurance that financing will be available for the Company’s current or future projects, or at terms that are acceptable to the Company. However, as of  September 30, 2026, the Company had cash on hand of $9,485,000 (inclusive of restricted cash).

As of September 30, 2026, the Company had commitments to service and maintain its Gamma Knife, LINAC, and PBRT equipment. The service commitments are carried out via contracts with Mevion, Elekta, and Solutech. The Company’s commitment to purchase one LINAC system also includes a 5-year agreement to service the equipment. Total service commitments as of  September 30, 2026 were $5,038,000. The service contracts are paid monthly, as service is performed. The Company believes that cash flow from cash on hand and operations will be sufficient to cover these payments.

Note 9.    Related Party Transactions and Balances

The Company’s Gamma Knife business is operated through its GKF subsidiary in which the Company holds an indirect 81% interest. The remaining 19% of GKF is owned by a wholly owned U.S. subsidiary of Elekta, which is the manufacturer of the Gamma Knife equipment. Since the Company purchases its Gamma Knife units from Elekta, there are significant related party transactions with Elekta, such as equipment purchases, commitments to purchase and service equipment, and costs to maintain the equipment.

The following table summarizes related party activity for the three and nine-month periods ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Equipment purchases and de-install costs	$100,000	$1,243,000	$585,000	$4,412,000
Costs incurred to maintain equipment	230,000	278,000	709,000	729,000
Total related party transactions	$330,000	$1,521,000	$1,294,000	$5,141,000

The Company also had commitments to purchase and install two Esprit units, and two LINACs, and to service the related equipment totaling $9,884,000 as of  September 30, 2026.

Related party liabilities on the condensed consolidated balance sheets consist of the following as of  September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025
Accounts payable, asset retirement obligation and other accrued liabilities	$2,271,000	$1,887,000
Promissory note, net of debt discount and issuance costs of $99,000	1,934,000	-
Total related party liabilities	$4,205,000	$1,887,000

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

Overview

American Shared Hospital Services is a leading provider of turn-key technology solutions for stereotactic radiosurgery and advanced radiation therapy equipment and services. The main drivers of the Company’s revenue are numbers of sites, procedure volume, and reimbursement. The Company delivers radiation therapy through medical equipment leasing and direct patient services, its two reportable segments. The medical equipment leasing segment, which we also refer to as the Company’s leasing segment, operates by fee-per-use contracts or revenue sharing contracts where the Company shares in the revenue and operating costs of the equipment.  The Company leases seven Gamma Knife systems and one PBRT system as of September 30, 2026, where a contract exists between the hospital and the Company.

The Company holds 60% of the equity interests of the RI Companies, which operate three single-unit radiation therapy facilities in Rhode Island. The Company, through GKF, owns and operates two single-unit Gamma Knife facilities in Lima, Peru and Guayaquil, Ecuador.  The Company also owns and operates a single-unit radiation therapy center in Puebla, Mexico. The Company’s facilities in Rhode Island, Peru, Ecuador, and Mexico are considered direct patient services, where a contract exists between the Company’s facilities and the individual treated at the facility.

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

Reimbursement

The Centers for Medicare and Medicaid (“CMS”) established a 2026 delivery code reimbursement rate of approximately $7,525 ($7,645 in 2025) for a Medicare Gamma Knife treatment. The approximate CMS reimbursement rates for delivery of PBRT for a simple treatment without compensation for 2026 is $565 ($578 in 2025) and $1,277 ($1,276 in 2025) for a simple treatment with compensation, intermediate and complex treatments, respectively.

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

Revenue Recognition

The Company recognizes revenues under ASC 842 and ASC 606. The Company had seven domestic Gamma Knife units, two international Gamma Knife units, three domestic LINAC units, one international LINAC unit, and one PBRT system in operation in the United States as of September 30, 2026 and as of September 30, 2025. Five of the Company’s seven domestic Gamma Knife customers are under fee-per-use contracts, and two customers are under revenue sharing arrangements. The seven domestic Gamma Knife contracts operate under the Company’s leasing segment. The Company’s PBRT system at Orlando Health is considered a revenue share contract operating under the leasing segment. On March 13, 2026, the Company and Orlando Health, Inc. entered into an amendment to their PBRT lease agreement to, among other things, extend the term through April 5, 2033. The Company’s interest in three single-unit radiation therapy facilities, acquired in Rhode Island in May 2024, and the Company’s single-unit LINAC facility in Puebla, Mexico operate under the Company’s direct patient services segment. The Company, through GKF, also owns and operates two single-unit, international Gamma Knife facilities in Lima, Peru and Guayaquil, Ecuador. These two units economically operate under the Company’s direct patient services segment.

Rental revenue from medical equipment leasing (“leasing”) – The Company recognizes revenues under ASC 842 when services have been rendered and collectability is reasonably assured, on either a fee-per-use or revenue sharing basis. The terms of the contracts do not contain any guaranteed minimum payments. The Company’s lease contracts typically have a ten-year term and are classified as either fee-per-use or revenue sharing. Fee-per-use revenues are recognized at the time the procedures are performed, based on each hospital’s contracted rate and the number of procedures performed. Under revenue sharing arrangements, the Company receives a contracted percentage of the reimbursement received by the hospital. The amount the Company expects to receive is recorded as revenue and estimated based on historical experience. Revenue estimates are reviewed periodically and adjusted as necessary.  For the three and nine-month periods ended September 30, 2026, the Company recognized leasing revenue of approximately $3,041,000 and $9,605,000 compared to $3,137,000 and $9,699,000 for the same periods in the prior year, respectively. For the three and nine-month periods ended September 30, 2026, $1,984,000 and $6,286,000 of the ASC 842 revenues were for PBRT services compared to $2,127,000 and $5,691,000 for the same periods in the prior year, respectively.

Direct patient services income – The Company has stand-alone facilities in Lima, Peru, Guayaquil, Ecuador, and Puebla, Mexico where contracts exist between the Company’s facilities and the individual patients treated at the facility. Under ASC 606, the Company acts as the principal in these transactions and provides, at a point in time, a single performance obligation, in the form of a Gamma Knife or radiation therapy treatment. Revenue related to these treatments is recognized on a gross basis at the time when the patient receives treatment. There is no variable consideration present in the Company’s performance obligation and the transaction price is agreed upon per the stated contractual rate. GKPeru’s payment terms are typically prepaid for self-pay patients and insurance provider payments are paid net 30 days. GKCE’s patient population is primarily covered by a government payor and payments are paid between six and nine months following issuance of an invoice. The facility in Puebla currently has a contract with one local hospital to cover its eligible patient base and is also treating self-pay patients. Puebla’s payment terms are typically prepaid for self-pay patients and net 30 days for the hospital patients.

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

Accounts receivable balances under ASC 606 at September 30, 2026 and January 1, 2026 were $7,438,000 and $8,138,000, respectively. Accounts receivable balances under ASC 606 at September 30, 2025 and January 1, 2025 were $7,981,000 and $6,073,000, respectively. For the three and nine-month periods ended September 30, 2026, the Company recognized direct patient services revenues of approximately $4,583,000 and $13,533,000 compared to $4,034,000 and $10,655,000 for the same periods in the prior year, respectively.

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

Third Quarter and Nine-Month Period 2026 Results

Revenues increased by $453,000 and $2,784,000 to $7,624,000 and $23,138,000 for the three and nine-month periods ended September 30, 2026, compared to $7,171,000 and $20,354,000 for the same periods in the prior year, respectively.  Revenues from the Company’s leasing segment decreased by $96,000 and $94,000 to $3,041,000 and $9,605,000 for the three and nine-month periods ended September 30, 2026, compared to $3,137,000 and $9,699,000 for the same periods in the prior year, respectively.  The decrease in leasing revenue for the three and nine-month periods ended September 30, 2026 was due to a lower number of PBRT procedures compared to the same periods in the prior year, offset by higher Gamma Knife procedures and revenue. Revenues from the Company’s direct patient services segment increased by $549,000 and $2,878,000 to $4,583,000 and $13,533,000 for the three and nine-month periods ended September 30, 2026, compared to $4,034,000 and $10,655,000 for the same periods in the prior year, respectively.  The increase in direct patient services revenue was due to a higher number of procedures at the RI facilities and at the Company’s Gamma Knife facilities in Peru and Ecuador.

Radiation therapy revenues generated from the three stand-alone facilities acquired through the RI Acquisition and the radiation therapy facility in Puebla increased $394,000 and $1,770,000 to $3,312,000 and $9,602,000 for the three and nine-month periods ended September 30, 2026, compared to $2,918,000 and $7,832,000 for the same periods in the prior year, respectively.  Radiation therapy procedures for the three stand-alone facilities acquired through the RI Acquisition and the radiation therapy facility in Puebla were 7,143 and 19,788 for the three and nine-month periods ended September 30, 2026, compared to 7,355 and 20,401 for the same periods in the prior year, respectively.  For the three and nine-month periods ended September 30, 2026, radiation therapy procedures decreased due to downtime for the LINAC equipment at the facility in Puebla.  This decrease was offset by higher procedure volume at the three stand-alone facilities in Rhode Island, primarily due to the new physician group placed at the facilities during the fourth quarter of 2025.

Revenues generated from the Company’s PBRT system decreased by $143,000 and increased by $595,000 to $1,984,000 and $6,286,000 for the three and nine-month periods ended September 30, 2026, compared to $2,127,000 and $5,691,000 for the same periods in the prior year, respectively. The decrease for the three-month period ended September 30, 2026 was due to lower procedure volume. The increase for the nine-month period ended September 30, 2026, was driven by higher procedure volumes and higher average reimbursement. These fluctuations, are what the Company believes to be normal fluctuations.

The number of PBRT fractions decreased by 190 and increased by 89 to 960 and 3,184 for the three and nine-month periods ended September 30, 2026 compared to 1,150 and 3,095 for the same periods in the prior year, respectively. The fluctuation in PBRT volumes for the three and nine-month periods ended September 30, 2026 was due to what the Company believes are normal, cyclical fluctuations.

Gamma Knife revenue increased by $203,000 and $419,000 to $2,329,000 and $7,250,000 for the three and nine-month periods ended September 30, 2026 compared to $2,126,000 and $6,831,000 for the same periods in the prior year, respectively. The increase for the three and nine-month periods ended September 30, 2026 was primarily due to increased procedure volume from the direct patient services segment.

The number of Gamma Knife procedures increased by 25 and 77 to 256 and 780 for the three and nine-month periods ended September 30, 2026, compared to 231 and 703 for the same periods in the prior year, respectively. Gamma Knife procedures from the Company’s leasing segment increased 13.1% and decreased 4.6% for the three and nine-month periods ended September 30, 2026. The increase for the three-month period ended September 30, 2026 was due to normal, cyclical fluctuations at the existing customer sites.  The decrease for the nine-month period ended September 30, 2026 was due to the expiration of one customer contract in April 2025. Gamma Knife procedures from the Company’s direct patient services segment, which are the two international Gamma Knife locations, increased 8.9% and 30.7% for the three and nine-month periods ended September 30, 2026, compared to the same periods in the prior year, respectively. The Company completed the equipment upgrade in Peru to a Gamma Knife Esprit in June 2025.  Following the upgrade, there was a sustained increase in volume driven by shorter treatment times. The patient populations in Peru and Ecuador are primarily insured by local government therefore volumes can be impacted by local legislation changes or social and economic factors. Both facilities were impacted by local factors during the first and second quarters of 2025 that, in general, did not continue after those quarters.

Total costs of revenue increased by $520,000 and $2,702,000 to $6,105,000 and $18,898,000 for the three and nine-month periods ended September 30, 2026, compared to $5,585,000 and $16,196,000 for the same periods in the prior year, respectively.

Maintenance and supplies and other direct operating costs, related party, decreased by $30,000 and increased by $287,000 to $898,000 and $2,932,000 for the three and nine-month periods ended September 30, 2026 compared to $928,000 and $2,645,000 for the same periods in the prior year, respectively. The decrease for the three-month period ended September 30, 2026 was due to a credit received for the maintenance contract for the LINAC in Puebla, Mexico. The increase in maintenance and supplies and other direct operating costs, related party, for the nine-month period ended September 30, 2026, was due to maintenance for the LINAC in Puebla, Mexico that was under warranty during the same period of the prior year, maintenance for the LINAC equipment in Rhode Island, and the PBRT maintenance contract, which increases on an annual basis.

Depreciation and amortization decreased by $114,000 and $426,000 to $1,327,000 and $3,957,000 for the three and nine-month periods ended September 30, 2026 compared to $1,441,000 and $4,383,000 for the same periods in the prior year, respectively. The decrease in depreciation and amortization for the three and nine-month periods ended September 30, 2026 was due to the expiration of one Gamma Knife customer contract in April 2025 and assets in Rhode Island that became fully depreciated. These decreases were partially offset by higher depreciation on the Gamma Knife equipment in Peru that was upgraded during the second quarter of 2025, and a change in estimate for the useful life of the PBRT equipment. During the first quarter of 2026, the Company amended its lease for the PBRT equipment with Orlando Health, to, among other things, extend the lease an additional seven years, beginning April 6, 2026.  Following the amendment, the Company changed its remaining estimate for the useful life for the PBRT equipment. The net effect of this change in estimate for the three and nine-month periods ended September 30, 2026, was an increase to net loss of approximately $52,000 or $0.01 per diluted share and a decrease of $104,000 or $.02 per diluted share, respectively. This change in estimate will also impact future periods.

Other direct operating costs increased by $664,000 and $2,841,000 to $3,880,000 and $12,009,000 for the three and nine-month periods ended September 30, 2026 compared to $3,216,000 and $9,168,000 for the same periods in the prior year, respectively. The increase in other direct operating costs for the three and nine-month periods ended September 30, 2026 was primarily due to operating costs at the RI facilities and the international Gamma Knife facilities, which are part of the Company’s direct patient services segment and have higher operating costs compared to facilities in the Company’s leasing segment.  The Company also increased the estimate for allowance for credit losses for the RI facilities by $200,000 and $993,000 for the three and nine-month periods ended September 30, 2026,which contributed to the increase compared to the same periods of the prior year, respectively.

Selling and administrative expense increased by $265,000 and $663,000 to $1,803,000 and $5,755,000 for the three and nine-month periods ended September 30, 2026 compared to $1,538,000 and $5,092,000 for the same periods in the prior year, respectively. The increase in selling and administrative expense for the three and nine-month periods ended September 30, 2026 was primarily due to legal and consulting fees incurred to negotiate the Third Amendment to the Credit Agreement.  See Note 3 - Long-Term Debt Financing.

Interest expense increased by $88,000 and decreased by $170,000 to $480,000 and $1,083,000 for the three and nine-month periods ended September 30, 2026, compared to $392,000 and $1,253,000 for the same periods in the prior year, respectively. The increase for the three-month period ended September 30, 2026, was due to the milestone payments and other deferred costs incurred for the Third Amendment. The decrease in interest expense for the nine-month period ended September 30, 2026 was due to a lower average principal balance on the Company’s debt compared to the same periods in the prior year, offset by the milestone payments and other deferred costs incurred for the Third Amendment.

Interest and other income, net, decreased by $42,000 and $50,000 to $21,000 and $122,000 for the three and nine-month periods ended September 30, 2026 compared to $63,000 and $172,000 for the same periods in the prior year, respectively.  Interest and other income, net, decreased for three and nine-month periods ended September 30, 2026 due to losses on foreign currency exchange on cash transactions at the Company’s international locations and due to miscellaneous nonrecurring income earned in the same periods of the prior year.

Income tax expense increased by $115,000 and $686,000 to $163,000 and $390,000 for the three and nine-month periods ended September 30, 2026, compared to expense of $48,000 and an income tax benefit of $296,000 for the same periods in the prior year, respectively. Income tax expense for the nine-month period ended September 30, 2026, included a non-recurring adjustment for unrecognized tax benefits related to foreign taxes of $31,000, which offset income tax expense for the same period, compared to $71,000 for the nine-month period ended September 30, 2025. Excluding this adjustment, income tax expense for the nine-month period ended September 30, 2026 increased $646,000 compared to the prior period. The increase in income tax expense for the three and nine-month periods ended September 30, 2026 was due to profits generated at the Company’s direct patient services segment in foreign jurisdictions. The Company’s direct patient services segment conducts operations in the United States and certain foreign jurisdictions.

Net loss attributable to non-controlling interests decreased by $26,000 and increased by $323,000 to a loss of $286,000 and $1,120,000 for the three and nine-month periods ended September 30, 2026, compared to $312,000 and $797,000 for the same periods in the prior year, respectively. Net income or loss attributable to non-controlling interests represents net income or loss earned by the 40% non-controlling interest in the Rhode Island facilities, the 19% non-controlling interest in GKF, and net income or loss of the non-controlling interests in various subsidiaries controlled by GKF. The change in net income or loss attributable to non-controlling interests reflects the relative profitability or loss of the three Rhode Island facilities and GKF and its subsidiaries.

Net loss attributable to American Shared Hospital Services increased by $603,000 and $824,000 to a net loss of $620,000, or $0.09 per diluted share and a net loss of $1,746,000, or $0.26 per diluted shared for the three and nine-month periods ended September 30, 2026 compared to a net loss of $17,000, or $0.00 per diluted share and a net loss of $922,000 or $0.14 per diluted share for the same periods in the prior year, respectively. Net loss for the three and nine-month periods ended September 30, 2026 increased primarily due to higher operating costs driven by the direct patient service segment, legal and consulting fees incurred to negotiate the Third Amendment to the Credit Agreement, and the increase for credit allowances for the RI facilities.

Liquidity and Capital Resources

The Company’s primary liquidity needs are to fund capital expenditures as well as support working capital requirements. In general, the Company’s principal sources of liquidity are cash and cash equivalents on hand. The Company had cash, cash equivalents and restricted cash totaling $9,485,000 at September 30, 2026 compared to $3,712,000 at December 31, 2025. The Company’s cash position increased by $5,773,000 during the first nine months of 2026 driven by cash provided by operating activities of $5,807,000 and proceeds from a related party promissory note of $2,000,000. These increases were offset by payment for the purchase of property and equipment of $175,000, payments on long-term debt of $1,674,000, debt issuance costs of $60,000, and distributions to non-controlling interests of $125,000.  The Company’s expected primary cash needs on both a short and long-term basis are for capital expenditures, business expansion, working capital, and other general corporate purposes. The Company has scheduled interest and principal payments under its debt obligations of approximately $16,498,000 during the next 12 months. For a further discussion of these obligations, see “Long-Term Debt” below.

Working Capital

The Company had a working capital deficit at September 30, 2026 of $4,568,000 compared to a working capital deficit of $5,724,000 at December 31, 2025. The $1,156,000 decrease in working capital deficit was primarily due to an increase in cash and payments made on long-term debt, offset by decreases in other current assets. If the Company is unable to negotiate an extension to the Credit Agreement beyond June 30, 2027, or refinance that debt obligation, the Company’s liquidity will be adversely impacted and the Company’s ability to satisfy all of its commitments over the next twelve months in accordance with their current terms would be jeopardized. See additional discussion in the “Long-Term Debt” and “Commitments” sections below. The Company, in the past, has secured financing for its Gamma Knife and radiation therapy units. The Company has secured financing for its projects from several lenders and anticipates that it will be able to secure financing on future projects from these or other lending sources, but there can be no assurance that financing will continue to be available on acceptable terms. Furthermore, if the Company’s payment obligations under the Credit Agreements were to be accelerated due to any new or uncured events of default under such agreements, the Company would not have sufficient cash on hand, cash flow from operations, and other cash resources to satisfy such accelerated payment obligations, which raises substantial doubt about the Company’s ability to continue as a going concern. See additional discussion in Note 3 - “Long-Term Debt” and Note 1 - “Liquidity” to the condensed consolidated financial statements.

Long-Term Debt

Fifth Third Credit Agreement

On April 9, 2021, the Company along with certain of its domestic subsidiaries (collectively, the “Loan Parties”) entered into a five year $22,000,000 credit agreement (the “Credit Agreement”) with Fifth Third Bank, N.A. (“Fifth Third”). The Credit Agreement includes three loan facilities. The first loan facility is a $9,500,000 term loan (the “Term Loan”) which was used to refinance the domestic Gamma Knife debt and finance leases, and associated closing costs. The second loan facility of $5,500,000 is a delayed draw term loan (the “DDTL”) which was used to refinance the Company’s PBRT finance leases and associated closing costs, as well as to provide additional working capital. The third loan facility provides for a $7,000,000 revolving line of credit (the “Revolving Line”) available for future projects and general corporate purposes. The facilities have a five-year maturity, which by their original terms, matured on April 9, 2026, and carry a floating interest rate based on the Secured Overnight Financing Rate (“SOFR”) plus 3.0% (6.86% as of September 30, 2026) and are secured by a lien on substantially all of the assets of the Loan Parties and guaranteed by ASHS, Orlando and ASRS. There was $7,075,000 due on April 9, 2026 for the Term Loan and DDTL. On July 22, 2026, Fifth Third agreed to forbear from exercising certain rights and remedies in respect of certain alleged events of default under the Credit Agreement until June 30, 2027, see further discussion below.

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

The long-term debt on the condensed consolidated balance sheets related to the Term Loan, DDTL, Revolving Line, Supplemental Term Loan and Second Supplemental Term Loan was $15,042,000 and $16,197,000 as of September 30, 2026 and December 31, 2025, respectively.  The Company did not capitalize any debt issuance as of September 30, 2026 and December 31, 2025, related to the issuance of the Supplemental Term Loan and Second Supplemental Term Loan.

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

On December 16, 2025 and May 29, 2026, the Loan Parties received a notice from the Lender (each, a “Notice”) asserting that certain Events of Default had occurred under the Credit Agreement, including that the Company was not in compliance with the minimum fixed-charge coverage ratio, the maximum funded debt-to-EBITDA ratio, and the Minimum Cash Covenant as of December 31, 2025 and as of March 31, 2026 and that the Company failed to pay outstanding obligations under the Credit Agreement when the Term Loan and DDTL matured on April 9, 2026 (such alleged defaults being collectively referred to as the “Specified Events of Default”). In December 2025, Fifth Third notified the Company that, among other things, it had suspended the Revolving Loan Commitment with respect to additional Revolving Loan Advances. In the notice delivered to the Loan Parties on May 29, 2026, Fifth Third exercised its right to increase interest on advances to the default rate effective from and after the earliest to occur of the Specified Events of Default. The default rate added two percent per annum to the existing interest rate in effect for amounts outstanding under the Credit Agreement. These Specified Events of Default were uncured as of June 30, 2026. Additionally, as of June 30, 2026, the Company was not in compliance with minimum fixed-charge coverage ratio, the maximum funded debt-to-EBITDA ratio, and the Minimum Cash Covenant under the Credit Agreement. As a result, the Loan Parties were not in compliance with the Credit Agreement as of such date.

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

The Company assessed the Third Amendment under ASC 470 Debt (“ASC 470”), and concluded that the amendment should be accounted for as a debt modification.  Per ASC 470, the Term Loan, DDTL, Revolving Line, Supplemental Term Loan and Second Supplemental Term Loans should be accounted for prospectively, with the existing carrying-amount, the $20,000 extension fee, $167,000 of Fifth Third’s legal fees, and the milestone payments that have occurred or are deemed probable, carried forward as adjustments to the modified debt’s net carrying amount and amortized through interest expense using the effective interest method. The legal fees or advisory costs paid to third parties in conjunction with the amendment should be recognized as expense as incurred. As of  September 30, 2026, the Company assessed the remaining milestone payments under ASC 450 Contingencies and concluded it is probable the next milestone payment due December 20, 2026, will be payable to Fifth Third. The milestone payment due December 20, 2026, totaling $100,000 was accrued and deferred to the carrying amount of the Term Loan, DDTL, Revolving Line, Supplemental Term Loan and Second Supplemental Term Loan as of September 30, 2026. The remaining milestone payments will be recognized when they are deemed probable.

DFC Loan Agreement

The loan entered into with United States International Development Finance Corporation (“DFC”) in connection with the acquisition of GKCE in June 2020 (the “DFC Loan”) was obtained through the Company’s wholly-owned subsidiary, HoldCo and is guaranteed by GKF. The DFC Loan is secured by a lien on GKCE’s assets. The first tranche of the DFC Loan was funded in June 2020. During the fourth quarter of 2023, the second tranche of the DFC loan was funded to finance the equipment upgrade in Ecuador. The amount outstanding under the first tranche of the DFC Loan is payable in 29 quarterly installments with a fixed interest rate of 3.67%.  The amount outstanding under the second tranche of the DFC Loan is payable in 16 quarterly installments with a fixed interest rate of 7.49%. The long-term debt on the condensed consolidated balance sheets related to the DFC Loan was $657,000 and $1,149,000 as of September 30, 2026 and December 31, 2025, respectively.

The DFC Loan contains customary covenants including without limitation, requirements that HoldCo maintain certain financial ratios related to liquidity and cash flow as well as depository requirements. On March 28, 2024, HoldCo received a waiver and amendment from DFC that waived certain covenants as of December 31, 2023 and through December 31, 2024 and amended other covenants and definitions permanently. On March 3, 2025, the Company received an additional waiver from DFC for certain covenants as of December 31, 2024 and through December 31, 2025. HoldCo was not in compliance with the cash to debt covenant at March 31, 2026, June 30, 2026 and at  September 30, 2026. The Company notified DFC of this non-compliance and is in discussions for an extended waiver or amendment to the DFC Loan. However, there can be no assurances regarding the outcome of such discussions.

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

RCS/TIG Holdings LLC Promissory Note

On July 22, 2026, the Company entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) and a Promissory Note and Security Agreement (the “Note”), with RCS/TIG Holdings LLC, a Delaware limited liability company (the “Subordinated Lender”). The Subordinated Lender is controlled by the Executive Chairman of the Board of the Company.  The principal amount of the Note is $2,000,000 and bears interest at an annual rate of 10%. All interest accrued and payable is capitalized and added to the outstanding principal amount of the Note, $33,000 as of September 30, 2026. All unpaid principal and any unpaid and accrued interest is due and payable on July 21, 2027 (the “Maturity Date”). There are no prepayment fees associated with the Note. The Note is secured by a lien on substantially all of the assets of the Company, which lien is subordinated to the lien of the Lender. The Subordinated Lender’s ability to exercise its rights under the Note are limited by an Intercreditor and Subordination Agreement between the Lender and the Subordinated Lender.

In connection with the Note, the Company issued the Subordinated Lender warrants to purchase up to 220,000 shares of the Company’s common stock at $1.45 per share through July 31, 2027. The Company recognized the warrants under ASC 815 Derivatives and Hedging, as equity and the fair value of the warrants of $79,000 was recorded as a discount on the Note, which will be amortized through the Maturity Date. The Company also capitalized $40,000 of debt issuance costs related to the note. Total long-term debt on the condensed consolidated balance sheets related to the Promissory Note was $1,934,000, net of deferred issuance fees and the debt discount of $99,000 as of September 30, 2026.

GKCE Loans

In November and December 2024, GKCE obtained two loans with banks locally in Ecuador (the “GKCE Loans”).  The GKCE Loans carry interest rates of 12.60% and 12.78% and are payable in twelve and thirty-six equal monthly installments of principal and interest, respectively.  The Company did not capitalize any debt issuance costs related to the GKCE Loans. One of the loans was repaid in full in October 2025. Total long-term debt on the condensed consolidated balance sheets related to the GKCE Loans was $32,000 and $53,000 as of September 30, 2026 and December 31, 2025, respectively.

As of September 30, 2026, long-term debt, net, on the condensed consolidated balance sheets was $17,488,000. See Note 3 - Long Term Debt to the condensed consolidated financial statements for additional information.

Commitments

As of September 30, 2026, the Company had commitments to purchase and install two Esprit and two LINAC systems. The Esprit upgrades and one LINAC installation are anticipated to occur in approximately mid-2027 or later at existing customer sites and the Company’s future Gamma Knife site in Guadalajara, Mexico (San Javier). The remaining LINAC is reserved for a future customer site. Total Gamma Knife and LINAC commitments as of September 30, 2026 were $7,884,000. There are no deposits on the condensed consolidated balance sheets related to these commitments as of September 30, 2026, nor are there any penalties if the Company decides to not execute these commitments. The Company’s current intent is to finance substantially all of these commitments. There can be no assurance that financing will be available for the Company’s initiatives or future projects, or at terms that are acceptable to the Company. However, the Company currently has cash on hand of $9,485,000 and is actively engaged with financing resources to fund these projects.

As of September 30, 2026, the Company had commitments to service and maintain its Gamma Knife, LINAC, and PBRT equipment. The service commitments are carried out via contracts with Mevion, Elekta, Solutech and Mobius Imaging, LLC. The Company’s commitment to purchase one LINAC system also includes a 5-year agreement to service the equipment. Total service commitments as of September 30, 2026 were $5,038,000. The Gamma Knife and certain other service contracts are paid monthly, as service is performed. The Company believes that cash flow from cash on hand and operations will be sufficient to cover these payments.

Related Party Transactions

The Company’s Gamma Knife business is operated through its 81% indirect interest in its GKF subsidiary. The remaining 19% of GKF is owned by a wholly owned U.S. subsidiary of Elekta, which is the manufacturer of the Gamma Knife equipment. Since the Company purchases its Gamma Knife units from Elekta, there are significant related party transactions with Elekta, such as equipment purchases, commitments to purchase and service equipment, and costs to maintain the equipment.

The following table summarizes related party activity for the three and nine-month periods ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Equipment purchases and de-install costs	$100,000	$1,243,000	$585,000	$4,412,000
Costs incurred to maintain equipment	230,000	278,000	709,000	729,000
Total related party transactions	$330,000	$1,521,000	$1,294,000	$5,141,000

The Company also had commitments to purchase and install two Esprit units and two LINACs, and service the related equipment totaling $9,884,000 as of September 30, 2026.

Related party liabilities on the condensed consolidated balance sheets consist of the following as of September 30, 2026 and December 31, 2025

	September 30,	December 31,
	2026	2025
Accounts payable, asset retirement obligation and other accrued liabilities	$2,271,000	$1,887,000
Promissory note, net of debt discount and issuance costs of $99,000	1,934,000	-
Total related party liabilities	$4,205,000	$1,887,000

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage or prepayment features. The Company does not have affiliation with partnerships, trusts or other entities whose purpose is to facilitate off-balance sheet financial transactions or similar arrangements, and therefore has no exposure to the financing, liquidity, market or credit risks associated with such entities. At September 30, 2026, the Company had no significant long-term, market-sensitive investments.

Item 4.    Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. These controls and procedures are designed to ensure that material information relating to the Company and its subsidiaries is communicated to the principal executive officer and our principal financial officer. Based on that evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2026, our disclosure controls and procedures were not effective due to the material weakness in our internal controls over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2025, with respect to the Company having an insufficient number of personnel and resources with experience to create a proper control environment.

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

The Company’s remediation plans related to the material weakness in our internal controls identified, which remains in process, are to hire sufficient personnel with accounting and financial reporting and direct patient billing experience to augment its current staff and to improve the timeliness of our overall effectiveness of the Company’s closing and financial reporting processes, including as described in this paragraph. As previously disclosed, on December 19, 2024, the Company appointed a new Chief Financial Officer, Scott Frech, who also served as the Company’s principal financial officer and principal accounting officer and had extensive experience and expertise in billing and collections for radiation therapy facilities. Mr. Frech resigned in July 2026 for personal reasons and was replaced as CFO on an interim basis by Alexis Tirrito, the Company’s Chief Accounting Officer.  In addition, the Executive Chairman and Interim CEO, both with extensive finance and accounting experience have taken a more active role in the Rhode Island billing and collection process.  In July 2026, the Company engaged the Company’s former Chief Financial Officer on a consulting basis and subsequently hired him on a full time basis, in October 2026, as the Vice Principal of Operations, and a part of his duties will be with respect to management of the Rhode Island billing and collection process. In recognition of the Company’s identified material weakness, the Company brought Rhode Island’s revenue cycle management function in-house to better control the process, hired an experienced revenue cycle director along with two staff, and an accounting manager.  The Company has also developed and implemented processes to better integrate the accounting and revenue cycle function to enhance the quality of information provided to Executive Management and to better execute its financial reporting responsibilities. The Company will continue to assess the need for additional resources, in the finance, accounting, and revenue cycle areas, as the Company’s business continues to grow and expand.

The primary element of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. As management continues to evaluate and work to improve our internal control over financial reporting, management may determine it is necessary to take additional measures to address the material weakness.

Except for the continued implementation of the remediation plan described above, there were no other changes in our internal control over financial reporting during the three-month period ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

As described in Item 2 of Part I of this Quarterly Report under the subheading “Long-Term Debt”, ASHS and certain of its subsidiaries are not in compliance with certain covenants under the Credit Agreements as of June 30, 2026. Additionally, the Loan Parties did not satisfy all outstanding obligations under the Credit Agreement with Fifth Third when it matured on April 9, 2026. To date, neither Fifth Third nor DFC have accelerated the obligations under the Credit Agreements, and in July 2026, the Company entered into the Third Amendment with Fifth Third to, among other things, extend the maturity date of obligations under the Credit Agreement with Fifth Third to June 30, 2027.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information.

During the three-month period ended September 30, 2026, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K

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

AMERICAN SHARED HOSPITAL SERVICES

Registrant

Date:	November 13, 2026	/s/ Raymond C. Stachowiak
Raymond C. Stachowiak
Executive Chairman of the Board (principal executive officer)

Date:	November 13, 2026	/s/ Alexis N. Tirrito
Alexis N. Tirrito
Chief Accounting Officer and Interim Chief Financial Officer (principal financial and principal accounting officer)